Form 10-Q
period 1993-12-31
FIRST ALBANY COMPANIES INC
filed 1994-02-14
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended December 31, 1993


                        Commission file number 0-14140


          First Albany Companies Inc.
- ----------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          New York                           22-2655804
- ----------------------------------------------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

          41 State Street, Albany, NY             12207
- ---------------------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

          (518) 447-8500
- ---------------------------------------------------------------------------
     (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes      X        No
                                            ------------     -------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          3,734,635 Shares of Common Stock were outstanding as of the close of business on January 21, 1994.



                 FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                    INDEX

                                                                       PAGE

Part I - Financial Information

     Item 1.   Financial Statements

          Condensed Consolidated Statements of Financial
               Condition at December 31, 1993 and
               September 24, 1993

           Condensed Consolidated Statements of Operations for the Three Months Ended
               December 31, 1993 and 1992

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
               December 31, 1993 and 1992

          Notes to Condensed Consolidated Financial
               Statements

     Item 2.   Management s Discussion and Analysis of
               Financial Condition and Results of
               Operations

Part II - Other Information

     Item 1.   Legal Proceedings

     Item 6.   Exhibits and Reports on Form 8-K




                         FIRST ALBANY COMPANIES INC.
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                   December 31,             September 24,
                                       1993                      1993
(In thousands of dollars)          (Unaudited)
- ---------------------------------------------------------------------------
Assets
  Cash and cash equivalents          $  2,521                  $  6,971
  Cash and securities segregated
    under federal regs.                 7,554                       250
  Securities purchased under
    agreements to resell                                          2,806
  Securities borrowed                 276,386                   374,319
  Receivables from
    Brokers,  dealers and
      clearing agencies                 3,359                       902
    Customers                          91,678                    96,718
    Others (See note 3)                50,809                     1,863
  Securities owned                     29,286                    21,445
  Office equipment and leasehold
    improvements, net                   3,715                     3,619
  Other assets                          5,068                     5,901
- ---------------------------------------------------------------------------
Total assets                         $470,376                  $514,794
===========================================================================

Liabilities and Stockholders' Equity

Liabilities
  Short-term bank loans              $  31,088                 $  9,931
  Securities sold under agreements
    to repurchase                       33,102                    2,825
  Securities loaned                    265,346                  374,229
  Payables to
    Brokers, dealers and
    clearing agencies                    4,064                    6,465
    Customers                           85,143                   69,201
    Others                               5,406                    1,752
  Securities sold but not yet
    purchased                            2,306                    1,826


  Accounts payable                       2,165                    1,580
  Accrued compensation                   5,920                   10,263
  Accrued expenses                       3,858                    3,928
  Notes payable                            141                      456
  Subordinated debt                                               2,250
- ---------------------------------------------------------------------------
Total liabilities                      438,539                  484,706
===========================================================================
Commitments and Contingencies

Stockholders' Equity
  Common stock                              40                       40
  Additional paid-in-capital            13,142                   13,142
  Retained earnings                     20,287                   18,719
  Less treasury stock at cost           (1,632)                  (1,813)
- ---------------------------------------------------------------------------
Total stockholders' equity              31,837                   30,088
- ---------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                $470,376                 $514,794
===========================================================================

        See notes to the condensed consolidated financial statements.



                         FIRST ALBANY COMPANIES INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)
===========================================================================
                                           Three Months Ended
(In thousands of dollars
except for per share               December 31,             December 31,
and outstanding share amounts)          1993                     1992
- ---------------------------------------------------------------------------

Revenues
  Commissions                        $  8,860                  $  6,314
  Principal transactions                9,830                     8,336
  Investment banking                    5,709                     3,985
  Interest                              3,780                     2,063
  Fees and other                        1,570                     1,639
- ---------------------------------------------------------------------------
Total revenues                         29,749                    22,337
   Interest expense                     2,428                     1,060
- ---------------------------------------------------------------------------
Net revenues                           27,321                    21,277

Expenses excluding interest
  Compensation and benefits            18,451                    14,000
  Clearing, settlement and brokerage
    costs                                 530                       477
  Communications and data processing    1,706                     1,447
  Occupancy and depreciation            1,333                     1,459
  Selling                               1,134                       978
  Other                                 1,189                     1,030
- ---------------------------------------------------------------------------
Total expenses excluding interest      24,343                    19,391
- ---------------------------------------------------------------------------
Income before income taxes              2,978                     1,886
- ---------------------------------------------------------------------------
    Income tax expense                  1,216                       671
- ---------------------------------------------------------------------------
Net Income                           $  1,762                  $  1,215
===========================================================================


Net income per common and
common equivalent share:
    Primary                          $   0.45                  $   0.32
    Fully diluted                        0.45                      0.32
===========================================================================

Weighted average common and
common equivalent shares
outstanding:
    Primary                          3,910,972                 3,834,961
    Fully diluted                    3,910,972                 3,834,961
===========================================================================

Dividend per common share
  outstanding                        $   0.05                  $   0.05
===========================================================================

        See notes to the condensed consolidated financial statements.



                         FIRST ALBANY COMPANIES INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (Unaudited)
===========================================================================
                                           Three Months Ended
                                   December 31,             December 31,
(In thousands of dollars)               1993                     1992
- ---------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                         $  1,762                  $  1,215
  Noncash items included in
    earnings:
     Depreciation and amortization        335                       339
  (Increase) decrease in operating
    receivables:
     Brokers, dealers and clearing
       agencies                        (2,457)                     (628)
     Customers                          5,040                    (1,160)
     Others                           (48,946)                    1,093
  (Decrease) increase in operating
    payables:
     Brokers, dealers and clearing
       agencies                        (2,401)                    2,281
     Customers                         15,942                     4,098
     Others                             3,654                       928
  Decrease (increase) in:
     Securities borrowed               97,933                   (17,567)
     Cash and securities segregated
       under federal regulations       (7,304)                   (1,934)
     Securities purchased under
       agreement to resell              2,806
     Securities owned                  (7,841)                  (22,375)
     Other assets                         833                         2
  (Decrease) increase in:
     Securities loaned               (108,883)                   17,414
     Securities sold under agreement
       to repurchase                   30,277
     Securities sold but not yet
       purchased                          480                     2,152
     Accounts payable and accrued
       expenses                        (3,828)                   (5,947)
- ---------------------------------------------------------------------------


Cash flows used by operating
  activities                          (22,598)                  (20,089)
- ---------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from short-term
    bank loans                         21,157                    20,200
  Net payments of notes payable          (315)                     (381)
  Net payments of subordinated loan    (2,250)                     (125)
  Sale of treasury stock                  163
  Dividends paid                         (176)                     (160)
  Proceeds from issuance of
    restricted stock                                                 14
- ---------------------------------------------------------------------------
Cash flows provided by financing
  activities                           18,579                    19,548
- ---------------------------------------------------------------------------
Cash flows used for investing
activities:
  Net acquisition of office equipment
    and leasehold improvements           (431)                      (64)
- ---------------------------------------------------------------------------
Cash  flows used for investing
  activities                             (431)                      (64)
- ---------------------------------------------------------------------------
Decrease in cash and cash
  equivalents                          (4,450)                     (605)
Cash and cash equivalents at
  beginning of period                   6,971                     2,650
- ---------------------------------------------------------------------------
Cash and cash equivalents at end
  of period                          $  2,521                  $  2,045
===========================================================================
Supplemental disclosures of cash flow information: Income tax payments totaled $576 in 1993 and $322 in 1992. Interest payments totaled $2,320 in 1993 and $948 in 1992.

        See notes to the condensed consolidated financial statements.



                         FIRST ALBANY COMPANIES INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes for the year ended September 24, 1993.

2.   Cash and Securities Under Federal Regulations

     Cash and resale agreements collateralized by U.S. Government securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.

3.   Receivables from Others



          Amounts receivable from others as of:

- ---------------------------------------------------------------------------
                                   December 31,             December 31,
  (In thousands of dollars)             1993                     1992
===========================================================================
  Adjustment to record securities
    owned on a trade date basis,
     net                             $ 46,122
  Others                                4,687                  $  1,863
- ---------------------------------------------------------------------------
  Total                              $ 50,809                  $  1,863
===========================================================================

     Adjustment to record securities owned on a trade date basis, net increased primarily from municipal finance activities related to refunding transactions which were sold for a January settlement.

4.   Notes Payable

     Notes payable consist of:

     An unsecured note for $141,000 is payable in quarterly installments of $15,625 plus interest at the prime rate (6% at December 31, 1993) plus 1/2%. The note matures March 25, 1996.

5.   Contingencies

     In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims arising in the ordinary course of its business. Certain of these actions are class actions which seek unspecified damages which could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely of adverse dispositions. Although further liabilities of undeterminable amounts are possible, in the opinion of management, based upon the advice of its general counsel and outside counsel, such litigation will not, in the aggregate, have a material adverse effect on the Company s financial position.

6.   Stockholders' Equity

     On October 21, 1993, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the fourth quarter along with a 5% stock dividend. Both were payable on November 15, 1993 to shareholders of record on November 1, 1993.

     On January 18, 1994, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended December 31, 1993, payable on February 18, 1994 to shareholders of record on February 4, 1994.

7.   Net Income Per Common and Common Equivalent Share

     Net income per common and common equivalent share for both the primary and fully diluted computation have been based upon the weighted average number of common shares and the dilutive common stock equivalents outstanding. The dilutive effect of the common stock equivalents was determined using the treasury stock method.

     Net income per common and common equivalent share, along with both the primary and fully dilutive weighted average common and common equivalent shares outstanding, have been adjusted to reflect all of the 5% stock dividends declared.

8.   Net Capital Requirements


     The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined in the Rule. As of December 31, 1993, the broker-dealer subsidiary had aggregate net capital, as defined, of $17,873,000-exceeding the required net capital by $15,841,000.

9.   Subsequent Events

     On January 4, 1994, one of the Company's subsidiaries, First Albany Asset Management, entered into an agreement for the sale of certain assets relating to the management of Investors Preference Fund For Income, Inc. and Investors Preference New York Tax Free Fund Inc. The sales price is contingent upon the asset value of the funds on the closing date and the first anniversary of the closing date. Accordingly, the ultimate sales price to be realized is not yet determinable.

     On February 1, 1994, the Company completed a purchase of 130,000 shares of its common stock, representing 3.5% of the shares then outstanding for $1,072,500. The purchase was internally financed.

     In February 1994, a firm, in which the Company had invested, completed an initial public offering. As a result, the Company's investment appreciated in value and as of February 4, 1994, it recorded an unrealized pretax gain of approximately $900,000.



                         FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON
                               OF 1993 VS. 1992


===========================================================================
                                                     1993 vs.
                             Three Months Ended      1992        Percentage
                         December 31,  December 31,  Increase    Increase
(In thousands of dollars)     1993      1992         (Decrease)  (Decrease)
- ---------------------------------------------------------------------------
Revenues
  Commissions            $  8,860      $  6,314      $  2,546       40%
  Principal transactions    9,830         8,336         1,494       18%
  Investment banking        5,709         3,985         1,724       43%
  Interest income           3,780         2,063         1,717       83%
  Fees and others           1,570         1,639           (69)      (4)%
- ---------------------------------------------------------------------------
Total revenues             29,749        22,337         7,412       33%
  Interest expense          2,428         1,060         1,368      129%
- ---------------------------------------------------------------------------
Net revenues               27,321        21,277         6,044       28%
- ---------------------------------------------------------------------------
Expenses excluding interest
  Compensation and
    benefits               18,451        14,000         4,451       32%
  Clearing, settlement and
    brokerage cost            530           477            53       11%
  Communications and
    data processing         1,706         1,447           259       18%
  Occupancy and
    depreciation            1,333         1,459          (126)      (9)%
  Selling                   1,134           978           156       16%
  Other                     1,189         1,030           159       15%
- ---------------------------------------------------------------------------
Total expenses excluding
  interest                 24,343        19,391         4,952       26%



- ---------------------------------------------------------------------------
Income before income
  taxes                     2,978         1,886         1,092       58%
- ---------------------------------------------------------------------------
  Income tax expense        1,216           671           545       81%
- ---------------------------------------------------------------------------
Net income               $  1,762      $  1,215      $    547       45%
===========================================================================

Net interest income
  Interest income        $  3,780      $  2,063      $  1,717       83%
  Interest expense          2,428         1,060         1,368      129%
- ---------------------------------------------------------------------------
Net interest income      $  1,352      $  1,003      $    349       35%
===========================================================================



                         FIRST ALBANY COMPANIES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


     The following is management s discussion and analysis of certain significant factors which have affected the Company s financial position and results of operations during the periods included in the accompanying condensed consolidated financial statements.

Business Environment

     First Albany Corporation, a wholly owned subsidiary of First Albany Companies Inc. (the Company), is a full service investment banking and brokerage firm. Its primary business includes the underwriting, distribution, and trading of fixed income and equity securities. The investment banking and brokerage business earns revenues in direct correlation with the general level of trading activity in the stock and bond markets. This level of activity cannot be controlled by the Company; however, many of the Company s costs are fixed. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

Results of Operations

Three Months Periods Ended December 31, 1993 and December 31, 1992

Net Income

     Net income for the quarter ended December 31, 1993 was $1.8 million or $0.45 per share compared to $1.2 million or $0.32 per share a year ago. Revenues continue to benefit from strong levels of brokerage volume as well as increased investment banking activity.

Commissions

     Commission revenues increased $2.5 million or 40% in this year s first quarter. This increase was comprised primarily of increases in listed and over-the-counter agency stock commissions of $1.2 million or 29% and from mutual funds commission revenues of $1.2 million or 61%.

Principal Transactions

     Principal transactions increased $1.5 million or 18% in this year s first quarter resulting from an increase in institutional transactions of $1.2 million.

Investment Banking


     Investment banking revenues were up $1.7 million or 43% in this year s first quarter. Revenues from retail accounts increased $0.4 million (primarily equity new issues), institutional accounts increased $0.7 million (primarily equity new issues), underwriting fees remained constant, and investment banking fees increased $0.6 million.

Net Interest Income

     Net interest income increased $0.3 million due primarily to increased revenues from customer margin balances.

Compensation and Benefits

     Compensation and benefits increased $4.5 million due primarily to the increase in revenues. Sales-related compensation increased $3.5 million, salaries increased $0.7 million, and benefits increased $0.3 million.

Liquidity and Capital Resources

     A substantial portion of the company s assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers and payables to brokers and dealers secured by loaned securities and bank lines-of-credits. Securities borrowed and securities loaned will fluctuate due primarily to the current level of business activity in this area. Receivables from others increased due primarily from municipal activities relating to refunding activities (See note 3). The increase in receivables from others was financed primarily by repurchase agreements and short-term borrowings. The Company s broker-dealer subsidiaries-First Albany Corporation and Northeast Brokerage Services Corp.-at December 31, 1993, were in compliance with the net capital requirements of the Securities and Exchange Commission (SEC) and had capital in excess of the minimum required.

     Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit-totaling $80,000,000-of which approximately $49,670,000 were unused as of December 31, 1993-will provide sufficient resources to meet present and reasonably foreseeable short-term financial needs.

     On October 21, 1993, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the fourth quarter along with a 5% stock dividend, both payable on November 15, 1993 to shareholders of record on November 1, 1993.

     On January 18, 1994, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended December 31, 1993, payable on February 18, 1994 to shareholders of record on February 4, 1994.

     The Company believes that funds provided by operations will also provide sufficient resources to fund the acquisition of office equipment and leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.


Item 1. Legal Proceedings

     In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims arising in the ordinary course of its business. Certain of these actions are class actions which seek unspecified damages which could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely of adverse dispositions. Although further liabilities of undeterminable amounts are possible, in the opinion of management, based upon the advice of its general counsel and outside counsel, such litigation will not, in the aggregate, have a material adverse effect on the Company s financial position.


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.
          (11) Statement Re:  Computations of per share earnings.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended December 31, 1993.





                                  SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      First Albany Companies Inc.
                            ----------------------------------------------
                                      (Registrant)

Date:  2/10/94              /s/ Alan P. Goldberg
                            ------------------------
                            Alan P. Goldberg
                            President - Director


Date:  2/10/94              /s/ David J. Cunningham
                            ------------------------
                            David J. Cunningham
                            Vice President and Chief Financial Officer
                            (Principal Accounting Officer)