Form 10-Q
period 1994-03-25
FIRST ALBANY COMPANIES INC
filed 1994-05-05
CIK 782842

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended March 25, 1994
                       --------------------------------


                        Commission file number 0-14140


             First Albany Companies Inc.
     -----------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)
             New York                       22-2655804
     -----------------------------------------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)          Identification No.)

             41 State Street, Albany, NY        12207
     -----------------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

             (518) 447-8500
     -----------------------------------------------------------------------
     (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes      X       (1) No
                                             ---------           --------
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     3,636,916 Shares of Common Stock were outstanding as of the close of business on April 21, 1994.
- - ----------------------------------------------------------------------------

============================================================================

                 FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                  FORM 10-Q


                                    INDEX


                                     PAGE

         Part I - Financial Information

             Item 1.     Financial Statements

                Condensed Consolidated Statements of Financial
                   Condition at March 25, 1994 and
                   September 24, 1993.......................................3

                Condensed Consolidated Statements of Operations
                   for the Three Months and Six Months Ended
                   March 25, 1994 and March 26, 1993........................4

                Condensed Consolidated Statements of Cash Flows
                   for the Six Months Ended March 25, 1994
                   and March 26, 1993.......................................5

                Notes to Condensed Consolidated Financial
               Statements.................................................6-7

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations..........................................8-13

         Part II - Other Information

            Item 1.  Legal Proceedings.....................................14

            Item 4.  Submission of matters to a vote of security
                     holders...............................................14

            Item 6.  Exhibits and Reports on Form 8-K.................14 & 16

                         FIRST ALBANY COMPANIES INC.
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

============================================================================
                                               March 25,      September 24,
                                                  1994            1993
(In thousands of dollars)                      (Unaudited)
- - ----------------------------------------------------------------------------
Assets
  Cash and cash equivalents                    $    2,664     $    6,971
  Cash and securities segregated under
   federal regs.                                      250            250
  Securities purchased under agreements
   to resell                                        7,880          2,806
  Securities borrowed                             195,337        374,319
  Receivables from
   Brokers,  dealers and clearing agencies          4,214            902
   Customers                                       89,576         96,718
   Others                                           5,695          1,863
Securities owned                                   44,847         21,445
Office equipment and leasehold
  improvements, net                                 3,787          3,619
Other assets                                        5,640          5,901


- - ----------------------------------------------------------------------------
Total assets                                   $  359,890     $  514,794
============================================================================

Liabilities and Stockholders' Equity

Liabilities
  Short-term bank loans                        $   20,481     $    9,931
  Securities sold under agreements to
   repurchase                                       7,880          2,825
Securities loaned                                 190,862        374,229
  Payables to
   Brokers, dealers and clearing agencies          10,184          6,465
   Customers                                       75,127         69,201
   Others                                           5,324          1,752
  Securities sold but not yet purchased             5,398          1,826
  Accounts payable                                  1,744          1,580
  Accrued compensation                              7,619         10,263
  Accrued expenses                                  3,178          3,928
  Notes payable                                       141            456
  Subordinated debt                                                2,250
- - ----------------------------------------------------------------------------
Total liabilities                                 327,938        484,706
- - ----------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity
  Common stock                                 $       40     $       40
  Additional paid-in-capital                       13,142         13,142
  Retained earnings                                21,277         18,719
  Less treasury stock at cost                      (2,507)        (1,813)
- - ----------------------------------------------------------------------------
Total stockholders' equity                     $   31,952     $   30,088
- - ----------------------------------------------------------------------------
Total liabilities and stockholders' equity     $  359,890     $  514,794
============================================================================


        See notes to the condensed consolidated financial statements.

                         FIRST ALBANY COMPANIES INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

============================================================================
(In thousands of dollars           Three Months Ended       Six Months Ended
except for per share and out-     March 25,   March 26,  March 25,  March 26,
standing share amounts)             1994        1993       1994       1993
- - ----------------------------------------------------------------------------
Revenues
Commissions                       $ 8,016    $ 7,493     $16,876    $13,807
Principal transactions              9,210      7,804      19,041     16,140
 Investment banking                 5,107      6,092      10,815     10,077
 Interest                           3,297      2,024       7,077      4,087
 Fees and other                     1,524      1,654       3,094      3,293
- - ----------------------------------------------------------------------------
Total revenues                     27,154     25,067      56,903     47,404
   Interest expense                 2,133      1,115       4,561      2,175
- - ----------------------------------------------------------------------------
Net revenues                       25,021     23,952      52,342     45,229
- - ----------------------------------------------------------------------------
 Expenses excluding interest
  Compensation and benefits        16,885     15,994      35,336     29,993
  Clearing, settlement and
   brokerage costs                    453        509         983        986
  Communications and data
   processing                       1,761      1,519       3,468      2,967
  Occupancy and depreciation        1,413      1,307       2,746      2,766
  Selling                           1,203        919       2,337      1,896
  Other                             1,278      1,071       2,466      2,101

- - ----------------------------------------------------------------------------
Total expenses excluding interest  22,993     21,319      47,336     40,709
- - ----------------------------------------------------------------------------
Income before income taxes          2,028      2,633       5,006      4,520
- - ----------------------------------------------------------------------------
   Income tax expense                 820      1,043       2,036      1,714
- - ----------------------------------------------------------------------------
Net income                        $ 1,208    $ 1,590     $ 2,970    $ 2,806
============================================================================

 Net income per common and
 common equivalent share:
   Primary                        $  0.30    $  0.39     $  0.73    $  0.69
   Fully diluted                     0.30       0.38        0.73       0.69
============================================================================

 Weighted average common
  and common equivalent
  shares outstanding:
   Primary                        4,065,687  4,081,989   4,086,103  4,054,349
   Fully diluted                  4,065,687  4,135,291   4,086,103  4,081,000
============================================================================
 Dividend per common share
  outstanding                     $  0.05    $  0.05     $  0.10    $  0.10
============================================================================



        See notes to the condensed consolidated financial statements.

                         FIRST ALBANY COMPANIES INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

============================================================================
                                                    Six Months Ended
                                               March 25,      March 26,
(In thousands of dollars)                        1994           1993
- - ----------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                   $    2,970     $    2,806
Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                      688            675
(Increase) decrease in operating assets:
   Cash and securities segregated under
   federal regs.                                                      24
   Securities purchased under agreement to
   resell                                         (5,074)
   Securities borrowed, net                       (4,387)            269


   Net receivable from customers                   13,068          1,990
   Net receivable from others                        (260)         1,745
   Securities owned, net                          (19,830)      (109,297)
   Other assets                                       261           (876)
Increase (decrease) in operating liabilities:
   Net payable to brokers and dealers                 407          1,237
   Securities sold under agreement to
   repurchase                                       5,056
   Accounts payable and accrued expenses           (3,229)        (3,391)
- - ----------------------------------------------------------------------------
Net cash used in operating activities             (10,330)      (104,818)
- - ----------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of furniture, equipment,
   and leaseholds                                    (856)          (497)
- - ----------------------------------------------------------------------------
Net cash used in investing activities                (856)          (497)
- - ----------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from short-term bank loans             10,550         42,750
   Repurchase agreements                                          62,669
   Payments of long-term notes payable               (315)          (447)
   Payments of subordinated loan                   (2,250)          (250)
   Proceeds from issuance of common stock
   from treasury                                      332             83
   Purchase of common stock from treasury          (1,073)
   Proceeds from issuance of restricted stock                         14
   Dividends paid                                    (365)          (327)
- - ----------------------------------------------------------------------------
Net cash provided by financing activities           6,879        104,492
- - ----------------------------------------------------------------------------
Increase (Decrease) in cash                        (4,307)          (823)
Cash at beginning of the year                       6,971          2,650
- - ----------------------------------------------------------------------------
Cash at end of period                          $    2,664     $    1,827
============================================================================
Supplemental disclosures of cash flow information: Income tax payments totaled $2,139 in 1994 and $1,078 in 1993. Interest payments totaled $2,200 in 1994 and $2,006 in 1993.



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

3.   Notes Payable

     Notes payable consist of:

     An unsecured note for $141,000 is payable in quarterly installments of $15,625 plus interest at the prime rate (6% at March 25, 1994) plus 1/2%. The note matures March 25, 1996.

4.   Contingencies

     In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims arising in the ordinary course of its business. Certain of these actions are class actions which seek unspecified damages which could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely of adverse dispositions. Although further liabilities of undeterminable amounts are possible, in the opinion of management, based upon the advice of its general counsel and outside counsel, such litigation in the aggregate, will not have a material adverse effect on the Company's financial position, although it could have a material effect on quarterly or annual operating results when resolved in a future period.

5.   Stockholders' Equity

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

     On February 1, 1994, the Company completed a purchase of 130,000 shares of its common stock, representing 3.5% of the shares then outstanding, for $1,072,500. The purchase was internally financed.

                         FIRST ALBANY COMPANIES INC.
             NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)
                                 (Continued)

     On April 21, 1994, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended March 25, 1994, along with a 5% stock dividend. Both are payable on May 23, 1994 to shareholders of record on May 9, 1994.

6.   Net Income Per Common and Common Equivalent Share

     Net income per common and common equivalent share for both the primary and fully diluted computation have been based upon the weighted average number of common shares and the dilutive common stock equivalents outstanding. The dilutive effect of the common stock equivalents was determined using the treasury stock method.

     Net income per common and common equivalent share, along with both the primary and fully dilutive weighted average common and common equivalent shares outstanding, have been adjusted to reflect all of the 5% stock dividends declared, including the 5% stock dividend declared on April 21, 1994, payable on May 23, 1994.

7.   Net Capital Requirements

     The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined in the Rule. As of March 25, 1994, the broker-dealer subsidiary had aggregate net capital, as defined, of $14,195,000 exceeding the required net capital by $12,358,000.

8.   Other

     On January 4, 1994, one of the Company's subsidiaries, First Albany Asset Management, entered into an agreement for the sale of certain assets relating to the management of Investors Preference Fund For Income, Inc. and Investors Preference New York Tax-Free Fund Inc. The sales price is contingent upon the asset value of the funds on the closing date and the first anniversary of the closing date. Accordingly, the ultimate sales price to be realized is not yet determinable.

                         FIRST ALBANY COMPANIES INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1994 VS. 1993

=============================================================================
                                                     1994 vs.
                            Three Months Ended       1993         Percentage
                           March 25,     March 26,    Increase     Increase
(In thousands of dollars)   1994          1993       (Decrease)   (Decrease)
- - ----------------------------------------------------------------------------
Revenues
Commissions                       $ 8,016    $ 7,493     $   523         7%
  Principal transactions            9,210      7,804       1,406        18%
  Investment banking                5,107      6,092        (985)      (16)%
  Interest income                   3,297      2,024       1,273        63%
  Fees and others                   1,524      1,654        (130)       (8)%
- - ----------------------------------------------------------------------------
Total revenues                     27,154     25,067       2,087         8%
  Interest expense                  2,133      1,115       1,018        91%
- - ----------------------------------------------------------------------------
Net revenues                       25,021     23,952       1,069         4%
- - ----------------------------------------------------------------------------
Expenses excluding interest
  Compensation and benefits        16,885     15,994         891         6%
  Clearing, settlement and
    brokerage cost                    453        509         (56)      (11)%
  Communications and
    data processing                 1,761      1,519         242        16%
  Occupancy and depreciation        1,413      1,307         106         8%
  Selling                           1,203        919         284        31%
  Other                             1,278      1,071         207        19%
- - ----------------------------------------------------------------------------
Total expenses excluding interest  22,993     21,319       1,674         8%
- - ----------------------------------------------------------------------------
Income before income taxes          2,028      2,633        (605)      (23)%
- - ----------------------------------------------------------------------------


  Income tax expense                  820      1,043        (223)      (21)%
- - ----------------------------------------------------------------------------
Net income                        $ 1,208    $ 1,590     $  (382)      (24)%
============================================================================

Net interest income
  Interest income                 $ 3,297    $ 2,024     $ 1,273        63%
  Interest expense                  2,133      1,115       1,018        91%
- - ----------------------------------------------------------------------------
Net interest income               $ 1,164    $   909     $   255        28%
============================================================================

                         FIRST ALBANY COMPANIES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and results of operations during the periods included in the accompanying condensed consolidated financial statements.

Business Environment

     First Albany Corporation, a wholly owned subsidiary of First Albany Companies Inc. (the Company), is a full service investment banking and brokerage firm. Its primary business includes the underwriting, distribution, and trading of fixed income and equity securities. The investment banking and brokerage business earns revenues in direct correlation with the general level of trading activity in the stock and bond markets. This level of activity cannot be controlled by the Company; however, many of the Company's costs are fixed. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

Results of Operations

Three Months Periods Ended March 25, 1994 and March 26, 1993

Net Income

     Net income for the quarter ended March 25, 1994 was $1.2 million or $0.30 per share compared to $1.6 million or $0.39 per share a year ago. The Company's retail brokerage business made a solid contribution in the second quarter along with growth in institutional equity and corporate finance. Although revenues increased, earnings declined because falling bond prices had a negative effect on fixed income product sales and trading and because municipal securities refinancings declined.

Commissions

     Commission revenues increased $0.5 million or 7% in this year's second quarter, resulting primarily from an increase in mutual funds commission revenues of $0.4 million or 17%.

Principal Transactions

     Principal transactions increased $1.4 million or 18% in this year's second quarter. This increase was comprised of an increase in equities securities of $1.2 million, a decrease in taxable fixed income securities of $0.9 million, and an unrealized gain of $1.1 million due to the Company's investment in a firm which completed an initial public offering in February 1994.


Investment Banking

     Investment banking revenues decreased $1.0 million or 16% in this year's second quarter. Revenues from selling concessions remained constant, underwriting fees decreased $0.3 million (primarily municipal bonds), and investment banking fees decreased $0.7 million (municipal finance fees decreased $1.5 million while corporate finance fees increased $0.8 million).

                         FIRST ALBANY COMPANIES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


                                 (Continued)


Net Interest Income

     Net interest income increased $0.3 million due primarily to increased revenues from customer margin balances.

Compensation and Benefits

     Compensation and benefits increased $0.9 million. Sales-related compensation increased $0.1 million, salaries increased $0.4 million, and benefits increased $0.3 million.

Selling Expense

     Selling expense increased $0.3 million reflecting increased promotional related activities and other expenses.

                         FIRST ALBANY COMPANIES INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1994 VS. 1993

=============================================================================
                                                      1994 vs.
                             Six Months Ended        1993         Percentage
                            March 25,  March 26,    Increase      Increase
(In thousands of dollars)      1994     1993        (Decrease)    (Decrease)
- - ----------------------------------------------------------------------------
Revenues
________
  Commissions                $16,876   $13,807      $ 3,069          22%
  Principal transactions      19,041    16,140        2,901          18%
  Investment banking          10,815    10,077          738           7%
  Interest income              7,077     4,087        2,990          73%
  Fees and others              3,094     3,293         (199)         (6)%
- - ----------------------------------------------------------------------------
Total revenues                56,903    47,404        9,499          20%
  Interest expense             4,561     2,175        2,386         110%
- - ----------------------------------------------------------------------------
Net revenues                  52,342    45,229        7,113          16%
- - ----------------------------------------------------------------------------
Expenses excluding interest
  Compensation and benefits   35,336    29,993        5,343          18%
  Clearing, settlement and
    brokerage cost               983       986           (3)          0%


  Communications and
    data processing            3,468     2,967          501          17%
  Occupancy and depreciation   2,746     2,766          (20)         (1)%
  Selling                      2,337     1,896          441          23%
  Other                        2,466     2,101          365          17%
- - ----------------------------------------------------------------------------
Total expenses excluding
  interest                    47,336    40,709        6,627          16%
- - ----------------------------------------------------------------------------
Income before income taxes     5,006     4,520          486          11%
- - ----------------------------------------------------------------------------
  Income tax expense           2,036     1,714          322          19%
- - ----------------------------------------------------------------------------
Net income                   $ 2,970   $ 2,806      $   164           6%
============================================================================
Net interest income
  Interest income            $ 7,077   $ 4,087      $ 2,990          73%
  Interest expense             4,561     2,175        2,386         110%
- - ----------------------------------------------------------------------------
Net interest income          $ 2,516   $ 1,912      $   604          32%
============================================================================

                         FIRST ALBANY COMPANIES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Six Months Period Ended March 25, 1994 and March 26, 1993

Net Income

     Net income for the six months ended March 25, 1994 was $3 million or $0.73 per share compared to $2.8 million or $.69 per share earned in last year's same six month period.

Commissions

     Commission revenues increased $3.1 million or 22% in this year's first six months. This increase was comprised primarily of increases in listed and over-the-counter agency stock commissions of $1.2 million or 14% and from mutual funds commission revenues of $1.7 million or 37%.

Principal Transactions

     Principal transactions increased $3.0 million or 18% in this year's first six months. This increase was comprised of an increase in equities of $2.1 million and an unrealized gain of $1.1 million due to the Company's investment in a firm which completed an initial public offering in February 1994.

Investment Banking

     Investment banking revenues were up $0.7 million or 7% in this year's six months. Revenues from selling concessions increased $1.0 million (primarily equities), underwriting fees decreased $0.3 million (primarily municipal bonds), and investment banking fees remained constant (corporate finance fees increased $1.3 million, while municipal finance fees decreased $1.3 million).

Net Interest Income

     Net interest income increased $0.6 million due primarily to increased revenues from customer margin balances.


Compensation and Benefits

     Compensation and benefits increased $5.3 million due primarily to the increase in revenues. Sales-related compensation increased $3.6 million, salaries increased $1.1 million, and benefits increased $0.6 million.

                         FIRST ALBANY COMPANIES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     A substantial portion of the company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers and payables to brokers and dealers secured by loaned securities and bank lines-of-credit. Securities borrowed and securities loaned will fluctuate due primarily to the current level of business activity in this area. Securities owned increased due to an increase in municipal underwriting at March's month end. The Company's broker-dealer subsidiaries First Albany Corporation and Northeast Brokerage Services Corp. at March 25, 1994 were in compliance with the net capital requirements of the Securities and Exchange Commission (SEC) and had capital in excess of the minimum required.

     Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit totaling $85,000,000 of which approximately $64,519,000 were unused as of March 25, 1994 will provide sufficient resources to meet present and reasonably foreseeable short-term financial needs.

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

     On April 21, 1994, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended March 25, 1994, along with a 5% stock dividend. Both payable on May 23, 1994 to shareholders of record on May 9, 1994.

     The Company believes that funds provided by operations will also provide sufficient resources to fund the acquisition of office equipment and leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.

                          Part II Other Information

Item 1. Legal Proceedings

     In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims arising in the ordinary course of its business. Certain of these actions are class actions which seek unspecified damages which could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely of adverse dispositions. Although further liabilities of undeterminable amounts are possible, in the opinion of management, based upon the advice of its general counsel and outside counsel, such litigation in the aggregate, will not have a material adverse effect on the Company's financial position, although it could have a material effect on quarterly or annual operating results when resolved in a future period.

Item 4. Submission of matters to a vote of security holders.

    A.    Annual meeting was held on February 15, 1994

    B.    Elected as Directors:

          George C. McNamee
          Alan P. Goldberg
          Daniel V. McNamee, III
          Robert F. Vagt
          J. Anthony Boeckh
          Honorable Hugh L. Carey
          Hugh A. Johnson, Jr.
          Benaree P. Wiley

    C.    Other matters voted on at Annual Meeting

          1. Ratified the selection of Coopers & Lybrand as independent auditors of the Company for the fiscal year ending September 30, 1994.

          2. Approved amendment to the Company's 1989 Stock Incentive Plan which increased the number of shares of common stock available for issuance under the Plan. As amended, the Company is authorized to issue up to 1,056,050 shares under the Plan.

Item 6. Exhibits and Reports on Form 8-K.


    (a)   Exhibits.
          (11) Statement Re:  Computations of per share earnings.

    (b)   Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended March 25, 1994.

                                  SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              First Albany Companies Inc.
                         ----------------------------------------
                                   (Registrant)


Date:  5/2/94            /s/ Alan P. Goldberg
      --------           ----------------------------------------
                         Alan P. Goldberg
                         President/Director


Date:  5/2/94            /s/ David J. Cunningham
      --------           ----------------------------------------
                         David J. Cunningham
                         Vice President and Chief Financial Officer
                         (Principal Accounting Officer)