Form 10-Q
period 1994-06-24
FIRST ALBANY COMPANIES INC
filed 1994-08-04
CIK 782842

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended June 24, 1994
                       -------------------------------


                        Commission file number 0-14140


          First Albany Companies Inc.
     ----------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)
          New York            22-2655804
     ----------------------------------------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)          Identification No.)

          41 State Street, Albany, NY               12207
     ----------------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

          (518) 447-8500
     ----------------------------------------------------------------------
     (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes      X       (1) No
                                             ---------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          3,835,367  Shares of Common Stock were outstanding as of the close
          ------------------------------------------------------------------
     of business on July 27, 1994.
     -----------------------------



=============================================================================

                 FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                    INDEX

                                                                        PAGE

     Part I - Financial Information

          Item 1.   Financial Statements

               Condensed Consolidated Statements of Financial
                    Condition at June 24, 1994 and
                    September 24, 1993  . . . . . . . . . . . . . . . .  3

               Condensed Consolidated Statements of Operations
                    for the Three Months and Nine Months Ended
                    June 24, 1994 and June 25, 1993 . . . . . . . . . .  4

               Condensed Consolidated Statements of Cash Flows
                    for the Nine Months Ended June 24, 1994
                    and June 25, 1993 . . . . . . . . . . . . . . . . .  5

               Notes to Condensed Consolidated Financial
                    Statements  . . . . . . . . . . . . . . . . . . . .  6-8

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations  . . . . . . . . . . . . . . . . . . . .  9-14

     Part II - Other Information

          Item 1.   Legal

               Proceedings  . . . . . . . . . . . . . . . . . . . . . .  15

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .  15-16



                         FIRST ALBANY COMPANIES INC.
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


=============================================================================
                                              June 24,      September 24,
                                                1994            1993
(In thousands of dollars)                   (Unaudited)
- - ----------------------------------------------------------------------------
Assets
  Cash and cash equivalents                 $   4,015        $   6,971
  Cash and securities segregated
     under federal regs.                                           250
  Securities purchased under agreements
     to resell                                                   2,806
  Securities borrowed                         263,807          374,319
       Receivables from
          Brokers,  dealers and clearing
          agencies                              4,119              902
          Customers                           102,980           96,718
          Others                               19,101            1,863
  Securities owned                             24,988           21,445
  Office equipment and leasehold
     improvements, net                          4,737            3,619
  Other assets                                  3,707            5,901
- - -----------------------------------------------------------------------------
Total assets                                 $427,454         $514,794
=============================================================================

Liabilities and Stockholders' Equity

Liabilities
  Short-term bank loans                      $ 41,031         $  9,931
  Securities sold under agreements
     to repurchase                                               2,825
  Securities loaned                           264,179          374,229
  Payables to
     Brokers, dealers and
       clearing agencies                        9,042            6,465
     Customers                                 60,201           69,201
     Others                                     1,852            1,752
  Securities sold but not yet purchased         5,872            1,826
  Accounts payable                              2,546            1,580
  Accrued compensation                          7,195           10,263
  Accrued expenses                              2,985            3,928
  Notes payable                                   109              456
  Subordinated debt                                              2,250
- - -----------------------------------------------------------------------------
Total liabilities                             395,012          484,706
- - -----------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity
  Common stock                               $     42         $     40
  Additional paid-in-capital                   14,831           13,142
  Retained earnings                            19,971           18,719
  Less treasury stock at cost                  (2,402)          (1,813)
- - -----------------------------------------------------------------------------
Total stockholders' equity                     32,442           30,088
- - -----------------------------------------------------------------------------
Total liabilities and stockholders' equity   $427,454         $514,794
=============================================================================


        See notes to the condensed consolidated financial statements.


                         FIRST ALBANY COMPANIES INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

=============================================================================
(In thousands of dallars         Three Months Ended        Nine Months Ended
except for per share            June 24,    June 25,     June 24,    June 25,
and outstanding share amounts)    1994        1993         1994        1993
- - -----------------------------------------------------------------------------
Revenues
  Commissions                  $  6,395    $  7,379     $ 23,271    $ 21,185
  Principal transactions          8,526       8,963       27,567      25,103
  Investment banking              3,426       7,709       14,241      17,786
  Interest                        4,364       2,527       11,441       6,613
  Fees and other                  1,879       1,421        4,973       4,715
- - -----------------------------------------------------------------------------
Total revenues                   24,590      27,999       81,493      75,402
     Interest expense             2,842       1,408        7,404       3,583
- - -----------------------------------------------------------------------------
Net revenues                     21,748      26,591       74,089      71,819
- - -----------------------------------------------------------------------------

Expenses excluding interest
  Compensation and benefits      14,640      18,073       49,976      48,066
  Clearing, settlement and
     brokerage costs                484         520        1,467       1,506
  Communications and data
     processing                   1,830       1,614        5,298       4,580
  Occupancy and depreciation      1,453       1,320        4,198       4,086
  Selling                         1,277       1,061        3,614       2,957
  Other                           1,228       1,215        3,694       3,316
- - -----------------------------------------------------------------------------
Total expenses excluding
  interest                       20,912      23,803       68,247      64,511
- - -----------------------------------------------------------------------------
Income before income taxes          836       2,788        5,842       7,308
- - -----------------------------------------------------------------------------
     Income tax expense             298       1,093        2,334       2,807
- - -----------------------------------------------------------------------------
Net income                     $    538    $  1,695     $  3,508    $  4,501
=============================================================================

  Net income per common and
  common equivalent share:
     Primary                   $   0.13    $   0.41     $   0.86    $   1.10
     Fully diluted                 0.13        0.41         0.86        1.10
=============================================================================

  Weighted average common
  and common equivalent
  shares outstanding:
     Primary                  4,008,887   4,154,049    4,060,365   4,087,583
     Fully diluted            4,008,887   4,154,049    4,060,365   4,105,349
=============================================================================
  Dividend per common share
  outstanding                  $   0.05    $   0.05     $   0.10    $   0.10
=============================================================================


        See notes to the condensed consolidated financial statements.


                         FIRST ALBANY COMPANIES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)

=============================================================================
                                                  Nine Months Ended
                                              June 24,         June 25,
(In thousands of dollars)                       1994             1993
- - -----------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                               $    3,508       $    4,501
Adjustments to reconcile net income to
net cash used in operating activities:
  Depreciation and amortization                 1,066              999

(Increase) decrease in operating assets:
  Cash and securities segregated under
     federal regs.                                250               (6)
  Securities purchased under agreement
     to resell                                  2,806
  Securities borrowed, net                        462
  Net receivables from brokers and
     customers                                   (640)
  Net receivables from customers                               (15,827)
  Net receivables from others                 (17,138)            (786)
  Securities owned, net                                       (114,204)
  Other assets                                  2,194           (1,446)

Increase (decrease) in operating liabilities:
  Net payable to brokers and dealers                             8,971
  Net payable to customers                    (15,262)
  Securities loaned, net                                           507
  Securities sold under agreement
     to repurchase                             (2,825)          99,306
  Securities sold but not yet purchased           503
  Accounts payable and accrued expenses        (3,045)             (34)
- - -----------------------------------------------------------------------------
Net cash used in operating activities         (28,121)         (18,019)
- - -----------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of furniture, equipment,
     and leaseholds                            (2,184)            (867)
- - -----------------------------------------------------------------------------
Net cash used in investing activities          (2,184)            (867)
- - -----------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from short-term bank loans          31,100           19,850
  Payments of long-term notes payable            (347)            (662)
  Payments of subordinated loan                (2,250)            (375)
  Proceeds from issuance of common
     stock from treasury                          332               83
  Purchase of treasury stock                   (1,073)
  Proceeds from issuance of
     restricted stock                             137               14
  Dividends paid                                 (550)            (496)
- - -----------------------------------------------------------------------------
Net cash provided by financing
  activities                                   27,349           18,414
- - -----------------------------------------------------------------------------
(Decrease) increase in cash                    (2,956)            (472)
Cash at beginning of the year                   6,971            2,650
- - -----------------------------------------------------------------------------
Cash at end of period                      $    4,015       $    2,178
=============================================================================
Supplemental disclosures of cash flow information:  Income tax payments totaled $2,170 in 1994 and $2,348 in 1993.  Interest payments totaled $7,128 in 1994 and $3,418 in 1993.


        See notes to the condensed consolidated financial statements.

                         FIRST ALBANY COMPANIES INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes for the year ended September 24, 1993.

2.   Cash and Securities Under Federal Regulations

     Cash and resale agreements collateralized by U.S. Government securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.

3.   Receivables from Others

     Amounts receivable from others as of:

- - -----------------------------------------------------------------------------
                                        June 24,       September 24,
     (In thousands of dollars)            1994             1993
=============================================================================
     Adjustment to record securities
       owned on a trade date basis,
       net                              $13,991
     Others                               5,110           $ 1,863
- - -----------------------------------------------------------------------------
     Total                              $19,101           $ 1,863
=============================================================================

     Adjustment to record securities owned on a trade date basis, net increased primarily from municipal bond activities related to transactions which were sold for a July settlement.

4.   Notes Payable

     Notes payable consist of:

     An unsecured note for $109,000, payable in quarterly installments of $15,625 plus interest at the prime rate (7.25% at June 24, 1994) plus 1/2%, matures March 25, 1996.

5.   Contingencies

     In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims arising in the ordinary course of its business. Certain of these actions are class actions which seek unspecified damages which could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely of adverse dispositions.
                                      6

                         FIRST ALBANY COMPANIES INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)
                                 (Continued)

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

     On July 21, 1994, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the third quarter, ended June 24, 1994, payable on August 22, 1994 to shareholders of record on August 8. 1994.

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

8.   Net Capital Requirements

   The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined in the Rule. As of June 24, 1994, the broker-dealer subsidiary had aggregate net capital, as defined, of $16,568,000 exceeding the required net capital by $14,593,000.

                         FIRST ALBANY COMPANIES INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)
                                 (Continued)

9.   Other

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


                         FIRST ALBANY COMPANIES INC.
       MANAGEMENT S DISCUSSION AND ANALYSIS COMPARISON OF 1994 VS. 1993

=============================================================================
                                                       1994 vs.
                                Three Months Ended     1993        Percentage
                                June 24,   June 25,    Increase    Increase
(In thousands of dollars)         1994       1993      (Decrease)  (Decrease)
- - -----------------------------------------------------------------------------
Revenues
  Commissions                  $  6,395    $  7,379     $   (984)       (13)%
  Principal transactions          8,526       8,963         (437)        (5)%
  Investment banking              3,426       7,709       (4,283)       (56)%
  Interest income                 4,364       2,527        1,837         73%
  Fees and others                 1,879       1,421          458         32%
- - -----------------------------------------------------------------------------
Total revenues                   24,590      27,999       (3,409)       (12)%
  Interest expense                2,842       1,408        1,434        102%
- - -----------------------------------------------------------------------------
Net revenues                     21,748      26,591        4,843)       (18)%
- - -----------------------------------------------------------------------------
Expenses excluding interest
  Compensation and benefits      14,640      18,073       (3,433)       (19)%
  Clearing, settlement and
     brokerage cost                 484         520          (36)        (7)%
  Communications and
     data processing              1,830       1,614          216         13%
  Occupancy and depreciation      1,453       1,320          133         10%
  Selling                         1,277       1,061          216         20%
  Other                           1,228       1,215           13          1%
- - -----------------------------------------------------------------------------
Total expenses excluding
  interest                       20,912      23,803       (2,891)       (12)%
- - -----------------------------------------------------------------------------
Income before income taxes          836       2,788       (1,952)       (70)%
- - -----------------------------------------------------------------------------
  Income tax expense                298       1,093         (795)       (73)%
- - -----------------------------------------------------------------------------
Net income                     $    538    $  1,695     $ (1,157)       (68)%
=============================================================================

Net interest income
  Interest income              $  4,364    $  2,527     $  1,837         73%
  Interest expense                2,842       1,408        1,434        102%
- - -----------------------------------------------------------------------------
Net interest income            $  1,522    $  1,119     $    403         36%
=============================================================================

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

Business Environment
- - --------------------

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

Results of Operations
- - ---------------------

Three Months Periods Ended June 24, 1994 and June 25, 1993
- - ----------------------------------------------------------

Net Income
- - ----------

     Net income for the quarter ended June 24, 1994 was $0.5 million or $0.13 per share compared to $1.7 million or $0.41 per share a year ago. The Company continued to show growth in its institutional equity and corporate finance division during the third quarter. Revenues declined due to rising interest rates having a negative effect on fixed income product sales and trading and because municipal bond refinancings declined as expected from last year's record quarter.

Commissions
- - -----------

     Commission revenues decreased $1.0 million or 13% in this year's third quarter, resulting primarily from a decrease in listed stock commissions of $0.3 million or 10% and from a decrease in mutual funds commission revenues of $0.7 million or 25%.

Principal Transactions
- - ----------------------
     Principal transactions decreased $0.4 million or 5% in this year's third quarter. This decrease was comprised of an increase in equities securities of $0.6 million, a decrease in taxable fixed income securities of $1.5 million, and an increase in municipal bonds of $0.5 million..

Investment Banking
- - ------------------

     Investment banking revenues decreased $4.3 million or 56% in this year's third quarter. Revenues from selling concessions decreased $1.3 million (equities decreased $0.3 million, while municipal bonds declined $1.0 million), underwriting fees decreased $0.4 million (primarily municipal bonds), and investment banking fees decreased $2.6 million (municipal finance fees decreased $2.8 million while corporate finance fees increased $0.2 million).

                         FIRST ALBANY COMPANIES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                                 (Continued)


Fees and Other
- - --------------

       Fees and other income increased $0.5 million due primarily to income recognized by one of the Company's subsidiaries, First Albany Asset Management, for the sale of certain assets relating to the management of Investors Preference Fund for Income, Inc., and Investors Preference New York Tax-Free Fund Inc.

Net Interest Income
- - -------------------

     Net interest income increased $0.4 million due primarily to increased revenues from customer margin balances.

Compensation and Benefits
- - -------------------------

     Compensation and benefits decreased $3.4 million due primarily to the decrease in revenues. Sales-related compensation decreased $3.9 million, salaries increased $0.3 million, and benefits increased $0.2 million.


                         FIRST ALBANY COMPANIES INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1994 VS. 1993

=============================================================================
                                                       1994 vs.
                                 Nine Months Ended     1993        Percentage
                                June 24,   June 25,    Increase    Increase
(In thousands of dollars)         1994       1993      (Decrease)  (Decrease)
- - -----------------------------------------------------------------------------
Revenues
  Commissions                  $ 23,271    $ 21,185     $  2,086         10%
  Principal transactions         27,567      25,103        2,464         10%
  Investment banking             14,241      17,786       (3,545)       (20)%
  Interest income                11,441       6,613        4,828         73%
  Fees and others                 4,973       4,715          258          5%
- - -----------------------------------------------------------------------------
Total revenues                   81,493      75,402        6,091          8%
  Interest expense                7,404       3,583        3,821        107%
- - -----------------------------------------------------------------------------
Net revenues                     74,089      71,819        2,270          3%
- - -----------------------------------------------------------------------------
Expenses excluding interest
  Compensation and benefits      49,976      48,066        1,910          4%
  Clearing, settlement and
    brokerage cost                1,467       1,506          (39)        (3)%
  Communications and
    data processing               5,298       4,580          718         16%
  Occupancy and depreciation      4,198       4,086          112          3%
  Selling                         3,614       2,957          657         22%
  Other                           3,694       3,316          378         11%
- - -----------------------------------------------------------------------------
Total expenses excluding
  interest                       68,247      64,511        3,736          6%
- - -----------------------------------------------------------------------------
Income before income taxes        5,842       7,308       (1,466)       (20)%
- - -----------------------------------------------------------------------------
  Income tax expense              2,334       2,807         (473)       (17)%
- - -----------------------------------------------------------------------------
Net income                     $  3,508    $  4,501     $   (993)       (22)%
=============================================================================

Net interest income
  Interest income              $ 11,441    $  6,613     $  4,828         73%
  Interest expense                7,404       3,583        3,821        107%
- - -----------------------------------------------------------------------------
Net interest income            $  4,037    $  3,030     $  1,007         33%
=============================================================================

                         FIRST ALBANY COMPANIES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Nine Months Period Ended June 24, 1994 and June 25, 1993
- - --------------------------------------------------------

Net Income
- - ----------

     Net income for the six months ended June 24, 1994 was $3.5 million or $0.86 per share compared to $4.5 million or $1.10 per share earned in last year's same nine month period.

Commissions
- - -----------

     Commission revenues increased $2.1 million or 10% in this year's nine months. This increase was comprised primarily of increases in listed and over-the-counter agency stock commissions of $1.0 million or 7% and from mutual funds commission revenues of $1.0 million or 13%.

Principal Transactions
- - ----------------------

     Principal transactions increased $2.5 million or 10% in this year's nine months. This increase was comprised of an increase in equities of $2.8 million, a decrease in taxable fixed income securities of $2.2 million, an increase in municipal bonds of $0.8 million and an unrealized gain of $1.1 million due to the Company's investment in a firm which completed an initial public offering in February 1994.


Investment Banking
- - ------------------

     Investment banking revenues decreased $3.5 million or 20% in this year's nine months. Revenues from selling concessions decreased $0.2 million (equities increased $1.3 million, while municipal bonds decreased $1.5 million), underwriting fees decreased $0.6 million (primarily municipal bonds), and investment banking fees decreased $2.7 million (corporate finance fees increased $1.5 million, while municipal finance fees decreased $4.2 million).

Net Interest Income
- - -------------------

   Net interest income increased $1.0 million due primarily to increased revenues from customer margin balances.

Compensation and Benefits
- - -------------------------

     Compensation and benefits increased $1.9 million due primarily to the increase in revenues. Sales-related compensation decreased $0.2 million, salaries increased $1.3 million, and benefits increased $0.8 million.

                         FIRST ALBANY COMPANIES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- - -------------------------------

     A substantial portion of the company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers and payables to brokers and dealers secured by loaned securities and bank lines-of-credit. Securities borrowed and securities loaned will fluctuate due primarily to the current level of business activity in this area. Receivable from others increased due primarily from municipal bond activities related to transactions which were sold for a July settlement date (See Note
3). Short term bank loans increased due primarily to an increase in receivables from others (See Note 3) and receivables from customers. The Company's broker-dealer subsidiaries First Albany Corporation and Northeast Brokerage Services Corp. at June 24, 1994 were in compliance with the net capital requirements of the Securities and Exchange Commission (SEC) and had capital in excess of the minimum required.

     Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit totaling $85,000,000 of which approximately $46,470,000 were unused as of June 24, 1994 will provide sufficient resources to meet present and reasonably foreseeable short-term financial needs.

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

     On July 21, 1994, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the third quarter, ended June 24, 1994, payable on August 22, 1994 to shareholders of record on August 8. 1994.

     The Company believes that funds provided by operations will also provide sufficient resources to fund the acquisition of office equipment and leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.

                          Part II Other Information
                          -------------------------

Item 1. Legal Proceedings
- - -------------------------

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

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

     (a)  Exhibits.
          ---------
          (11) Statement Re:  Computations of per share earnings.

     (b)  Reports on Form 8-K.
          --------------------

          There were no reports on Form 8-K filed during the quarter ended June 24, 1994.
          -------------

                                  SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  First Albany Companies Inc.
                         -------------------------------------------
                                        (Registrant)


Date: 8/3/94             /s/ George C. McNamee
      --------           -------------------------------------------
                         George C. McNamee
                         Chairman/Director


Date: 8/3/94             /s/ David J. Cunningham
      --------           -------------------------------------------
                         David J. Cunningham
                         Vice President and Chief Financial Officer
                         (Principal Accounting Officer)