Form 10-K
period 1994-09-30
FIRST ALBANY COMPANIES INC
filed 1994-12-27
CIK 782842

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1994      Commission file number:
                                                  014140


             F I R S T   A L B A N Y   C O M P A N I E S   I N C .
            (Exact name of registrant as specified in its charter)

New York                                          22-2655804
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


41 State Street, Albany, New York                  12207
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (518) 447-8500

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
Title of each class: none                         which registered: none


Securities registered pursuant to Section 12(g) of the Act:
Common stock par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 14, 1994, 4,027,004 shares, par value $.01 per share, were outstanding. The aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the closing price of Registrant's shares as reported on the NASDAQ system on December 14, 1994, which was $7.25) was approximately $29,195,779.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit index is included on pages 36 through 38.
Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III. Total number of pages in this document - 41.


Part I

Item 1.  Business

First Albany Companies Inc. (the "Company"), through its wholly owned subsidiary First Albany Corporation ("First Albany"), conducts an investment banking business with brokerage activity centered in New York and New England. The primary business includes securities brokerage for individual and institutional customers, and market-making and trading of corporate, government, and municipal securities. In addition, First Albany underwrites and distributes municipal and corporate securities, provides securities clearance activities for other brokerage firms, and offers financial advisory services to its customers. Another of the Company's subsidiaries is First Albany Asset Management Corporation ("Asset Management"). Under management agreements, Asset Management serves as investment manager to individual and institutional customers. Asset Management also serves as a sub-advisor under contract to the Victory Fund for Income, a mutual fund separated under the Investment Company Act of 1940. Asset Management directs the investment of the customer and mutual fund assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and continuous supervision of the portfolios.

Brokerage services to retail and institutional customers are provided through First Albany's salesforce of Investment Executives and institutional salespeople. First Albany believes that Investment Executives are a key factor to the success of its business. Over the last five years, the number of full-time Investment Executives and Institutional Salespeople has grown from approximately 212 to 265, many of whom joined First Albany after previous associations with national brokerage firms.

First Albany has organized its business to focus on and serve the needs and financial/capital requirements of institutions, individuals, corporations, and municipalities. As investment bankers, First Albany is positioned to advise, manage, and conduct a variety of activities as requested including underwritings, initial and secondary offerings, advisement services, mergers and acquisitions, and private placements. As a brokerage firm, First Albany offers customers a full array of investment opportunities.

First Albany operates a total of 25 Retail, Institutional, and Investment Banking offices in 8 states. First Albany's executive office and largest sales office are both located in Albany, New York.

First Albany is a member of the New York Stock Exchange, Inc. ("NYSE"), the American Stock Exchange, Inc. ("ASE"), and the Boston Stock Exchange, Inc. ("BSE") and is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"). First Albany is also a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"), which insures customer funds and securities deposited with a broker-dealer up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. A second level of coverage is provided by a $10,000,000 per account policy which our firm has purchased from AIG subsidiary National Union Fire Insurance Company that further protects securities lost which might not be returned in a SIPC liquidation proceeding as governed by federal law.


Sources of Revenues

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows:

                                   Years Ended
                                   -----------
                         September 30, 1994     September 24, 1993     September 25, 1992
                         ------------------     ------------------     ------------------
                         Amount     Percent     Amount     Percent     Amount     Percent
                         ------     -------     ------     -------     ------     -------
                                        (In thousands of dollars)
Securities commissions:
  Listed                 $ 14,201   13.2%       $ 14,219   13.9%       $12,790     14.9%
  Over-the-counter          3,588    3.3           3,290    3.2          2,723      3.2
  Options                     911    0.8             851    0.8            778      0.9
  Mutual funds             10,586    9.8          10,334   10.1          8,089      9.4
  Other                       267    0.3             190    0.2            189      0.2
   Sub-total               29,553   27.4          28,884   28.2         24,569     28.6

Principal transactions     36,167   33.6          34,857   34.0         31,405     36.6
Investment banking         19,164   17.8          23,265   22.7         16,065     18.7
Clearing revenues           1,151    1.1           1,102    1.1            944      1.1
Tax shelters                  243    0.2             380    0.4            405      0.5
Fees and other              5,184    4.8           4,419    4.3          3,433      4.0
   Total operating
   revenues                91,462   84.9          92,907   90.7         76,821     89.5
Interest income            16,222   15.1           9,483    9.3          8,999     10.5
   Total revenues        $107,684  100.0%       $102,390  100.0%       $85,820    100.0%

Securities Commissions

In executing customers' orders to buy or sell listed securities and securities in which it does not make a market, First Albany generally acts as an agent and charges a commission.

Principal Transactions

First Albany buys and maintains inventories of municipal debt, corporate debt, and equity securities as a "market maker" for sale of those securities to other dealers and to customers. A staff of 38 traders, underwriters, and assistants manages First Albany's inventory of securities. First Albany Investment Executives work directly with these traders. As of September 30, 1994, First Albany made a market in 287 common stocks quoted on National Association of Securities Dealers Automated Quotation ("NASDAQ") in addition to other less actively traded securities. First Albany also trades municipal bonds and taxable debt obligations, including U.S. Treasury bills, notes, and bonds, U.S. Government agency notes and bonds, bank certificates of deposit, mortgage-backed securities, and corporate obligations. Principal transactions have been a significant source of revenue and should continue to be so in the future. Continuation of these activities depends on the availability of sufficient capital and the services of highly skilled traders, Investment Executives, and institutional salespeople.

The majority of revenues derived from principal transactions are on a "riskless" basis, and most of the inventory positions are carried for the purpose of generating sales by the retail and institutional salesforce.

First Albany's trading activities require the commitment of capital and may place First Albany's capital at risk. Profits and losses are dependent upon the skill of traders, price movement, trading activity, and the size of inventories.

In executing customers' orders to buy or sell in the over-the-counter market in a security in which it makes a market, First Albany may sell to or purchase from its customers at a price which is substantially equal to the current inter-dealer market price, plus or minus a markup or markdown. Alternatively, First Albany may act as an agent, executing a customer's purchase or sale order with another broker-dealer, who acts as a market maker, at the best inter-dealer market price available and charging a commission.

The following table sets forth: the highest, lowest, and average month-end inventories (including the net of securities owned and securities sold, but not yet purchased) for fiscal 1994 by securities category where First Albany acted as principal.

                              Highest        Lowest         Average
                              Inventory      Inventory      Inventory
                              ---------      ---------      ---------
                                        (In thousands of dollars)
State and municipal bonds     $ 28,973       $  9,068       $ 16,557
Corporate obligations            6,525           (474)         3,178
Corporate stocks                 2,178           (677)           919
U.S. Government and federal
  agencies obligations           5,581          1,582          3,048

Underwriting and Investment Banking

First Albany manages, co-manages, and participates in tax-exempt and corporate securities distributions. For the periods indicated, the table below highlights the number and dollar amount of corporate and tax-exempt securities offerings managed or co-managed by First Albany and the number and amount of First Albany's underwriting participations in syndicates, including those managed or co-managed by First Albany:

               Corporate Stock and Bond Offerings
               ----------------------------------

          Managed or Co-Managed         Syndicate Participations
          ---------------------         ------------------------
Fiscal    Number of      Dollar         Number of         Dollar
Year      Issues         Amount         Participations    Amount
- - -----     ---------      ------         --------------    ------
                    (In thousands of dollars)
1994       13            $483,814       334             $ 98,900
1993        3             158,300       344              167,152
1992        4             212,451       322              130,938
1991        1               7,650       159               51,677

               Tax-Exempt Bond Offerings
               -------------------------

          Managed or Co-Managed         Syndicate Participations
          ----------------------        ------------------------
Fiscal    Number of      Dollar         Number of         Dollar
Year      Issues         Amount         Participations    Amount
- - ------    --------       ------         --------------    ------
                     (In thousands of dollars)
1994      123           $14,744,502     332           $1,598,182
1993      171            18,379,821     349            1,741,206
1992      179            14,482,448     328            1,137,423
1991       89            14,933,761     332              886,069

Participation in an underwriting syndicate or selling group involves both economic and regulatory risks. An underwriter or selling group member may incur losses if it is forced to resell the securities it is committed to purchase at less than the agreed-upon purchase price. In addition, under the federal securities laws, other statutes, and court decisions with respect to underwriters' liabilities and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting or selling commitments constitute a charge against net capital, and First Albany's underwriting or selling commitments may be limited by the requirements that it must at all times be in compliance with the net capital rule. See "Net Capital Requirements."


Interest

First Albany derives interest income primarily from the financing of customer margin loans, securities lending activities, and securities owned.

Customers' securities transactions are effected on either a cash or margin basis. In margin transactions, First Albany extends credit, which is collateralized by securities and cash in the customer's account, to the customer. In accordance with Federal Reserve Bank regulations, NYSE regulations, and internal firm policy, First Albany earns interest income as a result of charging customers at a rate of up to 2% over the brokers' call rate.

During the past several years, cash balances in customers' accounts have provided the primary source of funds to finance customers' margin account debit balances. SEC regulations restrict the use of customers' funds by broker-dealers by providing generally that free credit balances and funds derived from pledging and lending customers' securities are to be used only to finance customers' margin account debit balances, and, to the extent not so used, the funds must be deposited in a special reserve bank account for the exclusive benefit of customers. The regulations also require broker-dealers, within designated periods of time, to obtain physical possession or control of and to segregate customers' fully paid and excess margin securities.

In connection with both its trading and brokerage activities, First Albany borrows securities to cover short sales and to complete transactions in which customers or other brokers have failed to deliver securities by the required settlement date. First Albany also lends securities to other brokers and dealers for similar purposes. This is a common occurrence for broker-dealers.

When borrowing securities, First Albany is required to deposit cash or other collateral, or to post a letter of credit with the lender and receive a rebate (based on the amount of cash deposited) calculated to yield a negotiated rate of return. When lending securities, First Albany receives cash and generally pays a rebate (based on the amount of cash received) to the other party to the transaction. Securities borrow and loan transactions are executed pursuant to written agreements with counter-parties which provide that the securities borrowed or loaned be marked to market on a daily basis and that excess collateral be refunded or that additional collateral be furnished in the event of changes in the market value of the securities. Collateral adjustments are usually made on a daily basis through the facilities of various clearinghouses.

Operations, Clearing, and Systems

First Albany's operations include: execution of orders; processing of transactions; receipt, identification, and delivery of funds and securities; custody of customers' securities; internal financial control; and compliance with regulatory and legal requirements.

The volume of transactions handled by the operations staff fluctuates substantially. The monthly number of purchase and sale transactions processed for the periods indicated were as follows:

                    Number of Monthly
                    Transactions
                    -----------------
Fiscal Year    High           Low            Average
- - -----------    ----           ---            -------
  1994         58,245         40,537         47,257
  1993         51,745         37,276         43,409
  1992         43,068         30,907         36,346
  1991         38,744         20,800         31,434

First Albany has established internal controls and safeguards against securities theft, including use of depositories and periodic securities counts. As required by the NYSE and certain other authorities, First Albany carries fidelity bonds covering loss or theft of securities as well as embezzlement and forgery.

First Albany clears its own securities transactions and posts its books and
records daily.   Periodic reviews of controls are conducted, and
administrative and operations personnel meet frequently with management to review operating conditions. Operations personnel monitor compliance with applicable laws, rules, and regulations.

In addition to processing its own customer transactions, First Albany processes, for a fee, the transactions of other brokerage firms whose customer accounts are carried on a fully disclosed basis with all security positions, margin account receivables, and credit balances reflected on the books and records of First Albany.

Financial Services

Customized financial services are available to customers at First Albany.

The Financial Planning Department advises customers on a variety of interrelated financial matters, including investment portfolio review, tax management, insurance analysis, education and retirement planning, and estate analysis. For a fee, financial planners will prepare a detailed analysis with specific recommendations aimed at accumulating wealth and attaining financial goals.

First Albany also offers a range of retirement plans, including IRAs, SEP Plans, profit sharing, 401K, and pension programs. Fixed and variable annuities are available as well as life, disability, and nursing home insurance programs, limited partnership interests in real estate, oil and gas drilling, and similar ventures.
Research

First Albany maintains a professional staff of equity analysts.
Research is focused on six industry sectors: technology, health care, financial services, energy, utilities, and basic industry. First
Albany employs 9 analysts and 8 research assistants who support the Company's institutional and retail brokerage and corporate finance activities.

Research services include review and analysis of the economy; general market conditions; industries and specific companies via both fundamental and technical analyses; recommendations of specific action with regard to industries and specific companies; review of customer portfolios; preparation of research reports which are provided to retail and institutional customers; and responses to inquiries from customers and Investment Executives. In addition, First Albany purchases outside research services including economic reports, charts, data bases, company analyses, and technical analyses.



Retail Business

Revenues from First Albany's retail brokerage activities are a substantial portion of First Albany's business and are generated through customer purchases and sales of stocks, bonds, mutual funds, and other investment products. For the fiscal years 1994, 1993, and 1992, these revenues accounted for approximately 54%, 49%, and 55% of net revenues, respectively.

Institutional Business

Revenues generated from securities transactions with major institutions in fiscal 1994, 1993, and 1992 accounted for approximately 29%, 30%, and 29% of net revenues, respectively. Institutional revenues are derived from sales of tax-exempt securities, taxable debt obligations, and equities, and are serviced primarily in Albany, Boston, Wellesley, and New York City. First Albany Investment Executives cover most of the regional institutions.

Municipal Bond Business

First Albany considers its expertise in municipal bonds to be one of its major strengths. The tax-exempt department consists of 43 professionals and offers a broad range of services, including primary market underwriting, secondary market trading, institutional sales, sales liaison with branches, portfolio analysis, credit analysis, investment banking services, and financial advisory services.

Sales revenues from all secondary market tax-exempt products were $8.95 million in fiscal 1994, $7.5 million in fiscal 1993, $7.2 million in fiscal 1992.

Employees

At fiscal year-end, the Company had 619 full-time employees, of which 190 were Investment Executives and 75 were institutional salespeople (primarily on commission), 120 were in branch sales support, 25 were in home office sales support, 51 were in other revenue producing positions, 68 were in operations, and 90 were in other support and administrative functions.

New Investment Executives are required to take examinations given by the NASD and approved by the NYSE and all principal exchanges as well as state securities authorities in order to be registered. There is intense competition among securities firms for Investment Executives with proven sales production records.

The Company considers its employee relations to be good and believes that its compensation and employee benefits are competitive with those offered by other securities firms. None of the Company's employees are covered by a collective bargaining agreement.

Competition

First Albany is engaged in a highly competitive business. Its competition includes, with respect to one or more aspects of its business, all of the member organizations of the NYSE and other registered securities exchanges, all members of the NASD, members of the various commodity exchanges, and commercial banks and thrift institutions. Many of these organizations are national firms and have substantially greater financial and human resources than First Albany. Discount brokerage firms seeking to expand their share of the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers. In many instances, First Albany is competing directly with such organizations. In addition, there is competition for investment funds from the real estate, insurance, banking, and savings and loan industries. The Company believes that the principal factors affecting competition for the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. First Albany is currently registered as a broker-dealer in 49 states and the District of Columbia.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, capital structure of securities firms, recordkeeping, and conduct of directors, officers, and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, self-regulatory organizations, and state security regulators may conduct administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.

Net Capital Requirements

As a broker-dealer and member of the NYSE, First Albany is subject to the Uniform Net Capital Rule promulgated by the SEC. The rule is designed to measure the general financial condition and liquidity of a broker-dealer; therefore, it imposes a minimum net capital requirement deemed necessary to meet the broker-dealer's continuing commitments to its customers.

A broker-dealer may be required to reduce its business and to restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances; it may be prohibited from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances; and it will be subject to closer supervision by the NYSE if its net capital is less than 6% of aggregate debit balances. Compliance with the Net Capital Rule may limit those operations of a firm such as First Albany which require the use of its capital for purposes such as maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Net capital and aggregate debit balances change from day to day and, at September 30, 1994, First Albany's net capital was $18,636,000 which was 19.9% of its aggregate debit balances (2% minimum requirement) and $16,771,000 in excess of required minimum net capital.

Item 2.  Properties

The Company has a total of 25 Retail, Institutional, and Investment Banking offices in 8 states, all of which are leased or rented. The Company's executive offices are located at 41 State Street, Albany, New York. The order entry, trading, investment banking, research, data processing, operations, and accounting activities are centralized in the Albany office. The office is operated under a lease with renewal options extending until 1999. All other offices are subject to lease or rental agreements which, in the opinion of management, are sufficient to meet the needs of the Company.



Item 3.  Legal Proceedings

In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims. Certain of these are class actions which seek unspecified damages that could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely to result in adverse dispositions. Although further losses are possible, the opinion of management, based upon the advice of its attorneys and general counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's common stock has traded on the Nasdaq Stock Market under the symbol "FACT." As of December 16, 1994, there were approximately 620 holders of record of the Company's common stock. The following table sets forth the high and low bid quotations for the common stock along with cash dividends during each quarter for the fiscal years ended:

September 30, 1994  Quarters Ended
- - ------------------  --------------
 Stock Price Range  Dec. 31        Mar. 25        June 24        Sept. 30
 -----------------  -------        -------        -------        --------
   High             $9 1/8         $9 1/4         $8 3/4         $8
   Low              $7 5/8         $8 1/4         $7 1/2         $6 3/4

 Cash Dividend
  per Share         $   .05        $   .05        $   .05        $   .05


September 24, 1993  Quarters Ended
- - ------------------  --------------
 Stock Price Range  Dec. 31        Mar. 26        June 25        Sept. 24
 -----------------  -------        -------        -------        --------
   High             $8             $9 1/2         $9 3/4         $9 1/4
   Low              $6 1/2         $7             $8 1/2         $6 3/4

 Cash Dividend
  per Share         $   .05        $   .05        $   .05        $   .05

The Board of Directors has from time to time authorized the Company to repurchase shares of its common stock either in the open market or otherwise. In fiscal year 1994, the Company repurchased 130,000 shares at an average price of $8.25, bringing the total number of shares repurchased to 408,450, after the 5% common stock dividend declared on October 27, 1994.
When appropriate, the Company will consider making additional purchases.

During fiscal 1994, the Company declared and paid four quarterly cash dividends totaling $.20 per share of common stock, along with declaring and issuing two 5% common stock dividends. During fiscal 1993, the Company also declared and paid four quarterly cash dividends totaling $.20 per share of common stock, along with declaring and issuing two 5% common stock dividends.

On October 27, 1994, subsequent to the period reflected in this report, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share along with a 5% common stock dividend, both payable on November 23, 1994, to shareholders of record on November 9, 1994.


Item 6.  Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.

                          First Albany Companies Inc.
                          FIVE YEAR FINANCIAL SUMMARY
                          ---------------------------
             (In thousands of dollars except per share amounts)

For the years ended      Sept. 30, Sept. 24, Sept. 25, Sept. 27, Sept. 30,
                         1994      1993      1992      1991      1990
                         --------- --------- --------- --------- ---------
Operating Results
Revenues:
  Commissions            $ 29,553  $ 28,884  $ 24,569  $ 19,445  $ 18,311
  Principal
  transactions             36,167    34,857    31,405    28,443    18,923
  Investment banking       19,164    23,265    16,065     8,051     7,808
  Fees and other            6,578     5,901     4,782     4,593     4,005
  Operating revenues       91,462    92,907    76,821    60,532    49,047
  Interest income          16,222     9,483     8,999    12,047    17,997
  Total revenues          107,684   102,390    85,820    72,579    67,044
  Interest expense         10,467     5,257     5,078     8,697    13,997
  Net revenues             97,217    97,133    80,742    63,882    53,047

Expenses Excluding Interest:
  Compensation and
  benefits                 65,513    64,388    51,558    40,881    36,260
  Clearing, settlement
    and brokerage costs     1,894     1,981     1,978     2,120     2,110
  Communications
    and data processing     7,198     6,209     5,213     4,770     4,384
  Occupancy and
    depreciation            5,710     5,395     5,130     5,130     5,061
  Selling                   4,779     4,152     3,410     2,565     4,238
  Other                     4,755     6,242     4,534     4,831     3,476
  Total expenses
    excluding interest     89,849    88,367    71,823    60,297    55,529

Income (loss) before
    income taxes            7,368     8,766     8,919     3,585    (2,482)
Income tax expense
    (benefit)               2,876     3,375     3,352     1,302      (925)
Net income
    (loss)               $  4,492  $  5,391  $  5,567  $  2,283  $ (1,557)
Per Common Share: *
  Earnings-primary       $   1.06  $   1.26  $   1.34  $    .57  $   (.39)
  Cash dividend              0.20      0.20      0.20
  Book value                 8.25      7.37      6.22      5.03      4.45

Financial Condition:
  Total assets           $482,749  $514,794  $203,877  $164,679  $233,448
  Long-term
    note payable               94       456     1,334     1,900     2,700
  Subordinated debt                   2,250     2,750     3,250     3,750
  Stockholders'
   equity                  33,230    30,088    25,272    19,989     17,706


* All per share figures have been restated for common stock dividends declared through October 1994.


                              First Albany Companies Inc.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON
                              1994 VS. 1993 AND 1993 VS. 1992
                                (In thousands of dollars)


                                                    1994            1993
                      Fiscal Years Ended            vs. 1993        vs. 1992
                      Sept. 30, Sept. 24, Sept. 25, Increase        Increase
                      1994      1993      1992      (Decrease)      (Decrease)
                      --------- --------- --------- ----------      ----------
Operating Results
Revenues:
  Commissions         $ 29,553  $ 28,884  $ 24,569  $   669     2%  $ 4,315  18%
  Principal
    transactions        36,167    34,857    31,405    1,310     4%    3,452  11%
  Investment banking    19,164    23,265    16,065   (4,101)  (18%)   7,200  45%
  Fees and other         6,578     5,901     4,782      677    11%    1,119  23%
  Operating revenues    91,462    92,907    76,821   (1,445)   (2%)  16,086  21%
  Interest income       16,222     9,483     8,999    6,739    71%      484   5%
  Total revenues       107,684   102,390    85,820    5,294     5%   16,570  19%
  Interest expense      10,467     5,257     5,078    5,210    99%      179   4%
  Net revenues          97,217    97,133    80,742       84     0%   16,391  20%

Expenses Excluding Interest:
  Compensation
    and benefits        65,513    64,388    51,558    1,125     2%   12,830  25%
  Clearing, settlement
    and brokerage costs  1,894     1,981     1,978      (87)   (4%)       3   0%
  Communications and
    data processing      7,198     6,209     5,213      989     16%     996  19%
  Occupancy and
    depreciation         5,710     5,395     5,130      315     6%      265   5%
  Selling                4,779     4,152     3,410      627    15%      742  22%
  Other                  4,755     6,242     4,534   (1,487)  (24%)   1,708  38%
  Total expenses
    excluding interest  89,849    88,367    71,823    1,482     2%   16,544  23%
Income before
  income taxes           7,368     8,766     8,919   (1,398)  (16%)    (153) (2%)
Income tax expense       2,876     3,375     3,352     (499)  (15%)      23   1%
  Net income          $  4,492  $  5,391  $  5,567  $  (899)  (17%)  $ (176) (3%)


Net interest income:
  Interest income     $ 16,222  $  9,483  $  8,999  $ 6,739    71%   $   484   5%
  Interest expense      10,467     5,257     5,078    5,210    99%       179   4%
  Net interest income $  5,755  $  4,226  $  3,921  $ 1,529    36%   $   305   8%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

   This is a highly competitive business.   The competition includes not only
full service national firms and discount houses, but also mutual funds that sell directly to the customer as well as banks that offer a variety of investment products.

   In February 1994, the Federal Reserve Board raised short-term interest rates for the first time since March 1989. This was the first of six increases in short-term interest rates in 1994. Long-term interest rates rose sharply as the Fed raised short-term rates and fears among bond buyers of higher inflation intensified. The decline in bond prices and the subsequent returns from long-term bond investments was the lowest since 1980. This had a substantial impact on our business. First, the refinancing of debt by corporations and municipalities which had been the surge in our financial business in 1993 declined dramatically. Second, we saw less business in secondary issues in the fixed income markets as inventory supplies were greatly reduced. This was partially offset by the stock market s performance. On balance, the stock market was flat with two strong rallies and two sharp corrections. In light of this, or in spite of this, investors remained optimistic and invested in a difficult environment. First Albany showed solid gains in equity investment banking and in our equity institutional business. Overall, it was a difficult year in the financial markets and, in spite of that, our revenues came in slightly above 1993's.



RESULTS OF OPERATIONS

Fiscal Year 1994 Compared with Fiscal Year 1993

Net Income

   Net income for the 1994 fiscal year was $4.5 million or $1.06 per share compared to $5.4 million or $1.26 per share earned in fiscal 1993. Revenues increased due to a solid contribution made by our retail brokerage business along with significant contributions by our institutional equity and corporate finance areas. However, net income decreased due to the effect of falling bond prices on fixed income sales, trading and underwritings, and because municipal bond refinancings declined significantly from last year.

Principal Transactions

   Principal transactions increased $1.3 million or 4% in fiscal 1994. This increase was comprised of an increase in equities of $3.2 million, a decrease in taxable fixed income securities of $4.1 million, an increase in municipal bonds of $0.8 million and an unrealized gain of $1.4 million due to the Company's investment in a firm which completed an initial public offering in February 1994.

Investment Banking

   Investment banking revenues decreased $4.1 million or 18% in fiscal 1994. Revenues from selling concessions decreased $0.2 million (equities increased $1.7 million, while municipal bonds decreased $1.8 million and taxable fixed income decreased $0.1 million), underwriting fees decreased $1.1 million (primarily municipal bonds), and investment banking fees decreased $2.8 million (corporate finance fees increased $1.6 million, while municipal finance fees decreased $4.4 million). The result in investment banking revenues was largely dependent upon declining municipal bond activity due to increasing interest rates and a significant decrease in municipal bond refinancings; however, these were partially offset by increasing revenues in equity corporate finance activities.

Net Interest Income

   Net interest income increased $1.5 million or 36% in fiscal 1994 due primarily to increased revenues from customer margin balances, and increased stock borrowed and stock loaned activities.

Compensation and Benefits

   Compensation and benefits increased $1.1 million or 2% in fiscal 1994. Sales-related compensation decreased $1.3 million, salaries increased $1.8 million which impacted benefits (up $0.6 million).

Communications and Data Processing

   Communications and data processing expense increased $1 million or 16% in fiscal 1994. Communication expense increased $0.8 million mainly as a result of the expansion of the institutional and research divisions. Data processing expense increased $0.2 million due primarily to an increased number of transactions.

Other Expense

   Other expense decreased $1.5 million or 24% in fiscal 1994 due primarily to a decrease in litigation and consulting costs.

Fiscal Year 1993 Compared with Fiscal Year 1992

Net Income

   Net income for the 1993 fiscal year was $5.4 million or $1.26 per share, as restated, compared to $5.6 million or $1.34 per share, as restated,
earned in fiscal 1992.   For fiscal 1993, total revenues increased 19% to
$102.4 million from $85.8 million in fiscal 1992. These strong revenues are a result of higher levels of brokerage volume and investment banking activity. Net income continued to reflect the impact of expenses associated with strategic investments in core businesses-investment banking, institutional sales, and research-aimed at future growth.

Commissions

   Commission revenues increased $4.3 million or 18% in fiscal 1993, reflecting higher volume of trading activity on the New York Stock Exchange
and other major financial markets.   The increase in commission revenues was
comprised primarily of mutual fund commission revenues which increased $2.2 million or 28% and of listed and over-the-counter agency stock commissions which increased $2 million or 13%.
Principal Transactions

   Principal transactions revenues increased $3.5 million or 11% in fiscal
1993, led by equity securities which increased $2.1 million or 53%.   A strong
stock market and First Albany's focused emphasis on equities primarily
enhanced these revenues.   Taxable fixed income securities,  including
corporate bonds, United States government bonds, and mortgage-backed securities, demonstrated a revenue increase of $1.7 million or 6% in fiscal 1993.

Investment Banking

   Favorable market conditions, low interest rates, and continued growth in our banking activities combined to increase our revenues $7.2 million or 45%. Municipal financings or refinancings played a large role as investment banking fees increased $5 million, sales credits in institutional accounts increased $1.5 million, and underwriting fees increased $0.6 million.

Fees and Other

   Fees and other revenues increased $1.1 million or 23% in fiscal 1993, reflecting increased service charge income and financial services revenues.

Compensation and Benefits

   On the expense side, compensation and benefits increased $12.8 million or 25%, primarily due to the increase in revenues. Sales related compensation increased $9.5 million; retail recruiting incentives decreased $0.1 million; salaries increased $2.6 million (due partly to the expansion of our investment banking, research, and institutional divisions); and benefits increased $0.8 million.

Communications and Data Processing

   Communications and data processing expenses increased $996,000 or 19%. Market data services expenses increased $424,000 mainly as a result of the expansion of the institutional division and greater quotation costs in the
trading departments.   Because of the higher volume of brokerage transactions,
variable data processing expenses increased $274,000.

Selling Expense

   Selling expense increased $742,000 or 22%, reflecting higher expenses in media and promotional related activities and additional costs relating to the expansion of our investment banking, research, and institutional divisions.

Other Expense

   Other expense increased $1.7 million, or 38%, primarily due to increased litigation costs and the aforementioned expansion in the investment banking and research divisions.
LIQUIDITY AND CAPITAL RESOURCES

   A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers secured by loaned securities and bank lines-of-credit. Securities borrowed and securities loaned will fluctuate due primarily to the current level of business activity in this area. Receivable from others increased due primarily to securities owned activities related to transactions which were sold for an October settlement date. Net receivables from customers increased as a result of larger customer margin balances. Short-term bank loans increased because of an increase in receivable from others and net receivable from customers.

   At fiscal year-end 1994, both First Albany Corporation and Northeast Brokerage Services Corporation, subsidiaries of First Albany Companies
Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

   Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit--totaling $85,000,000 of which approximately $49,499,000 were unused as of September 30, 1994--will provide sufficient resources to meet present and reasonably foreseeable short-term financial needs.

   During fiscal 1994, the Company declared and paid four quarterly cash dividends totaling $ 0.20 per share of common stock, along with declaring and issuing two 5% common stock dividends.

   On October 27, 1994, subsequent to the period reflected in this report, the Board of Directors declared the regular quarterly cash dividend of $ 0.05 per share along with a 5% common stock dividend, both payable on November 23, 1994, to stockholders of record on November 9, 1994.

   The Company believes that funds provided by operations will be sufficient to fund the acquisition of office equipment and leasehold improvements, and other long-term requirements.


Item 8.  Financial Statements and Supplementary Data.

         Index to Financial Statements and Supplementary Data


         REPORT OF INDEPENDENT ACCOUNTANTS                                 17

         FINANCIAL STATEMENTS:

            Consolidated Statements of Income, For the Years
               Ended September 30, 1994, September 24, 1993,
               and September 25, 1992                                      18

            Consolidated Statements of Financial Condition,
                as of September 30, 1994, and September 24, 1993           19

            Consolidated Statements of Changes in
               Stockholders' Equity, For the Years Ended
               September 30, 1994, September 24, 1993,
               and September 25, 1992                                      20

            Consolidated Statements of Cash Flows,
               For the Years Ended September 30, 1994,
               September 24, 1993, and September 25, 1992                  21


            Notes to Consolidated Financial Statements                 22-33

          SUPPLEMENTARY DATA:

            Selected Quarterly Financial Data (Unaudited)                  34



Report of Independent Accountants





Board of Directors and Stockholders
First Albany Companies Inc.


We have audited the consolidated financial statements and the financial statement schedules of First Albany Companies Inc. listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Albany Companies Inc. as of September 30, 1994, and September 24, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


               COOPERS & LYBRAND, L.L.P.


Albany, New York
November 4, 1994




                         First Albany Companies Inc.
                         CONSOLIDATED STATEMENTS OF INCOME
                         (In thousands of dollars)
                         ----------------------------------

                                   For the years ended

                                   September 30,  September 24,  September 25,
                                   1994           1993           1992
                                   -------------  -------------  -------------
Revenues
    Commissions                    $ 29,553       $ 28,884       $ 24,569
    Principal transactions           36,167         34,857         31,405
    Investment banking               19,164         23,265         16,065
    Interest                         16,222          9,483          8,999
    Fees and other                    6,578          5,901          4,782
Total revenues                      107,684        102,390         85,820
    Interest expense                 10,467          5,257          5,078
Net revenues                         97,217         97,133         80,742

Expenses excluding interest
    Compensation and benefits        65,513         64,388         51,558
    Clearing, settlement and
       brokerage costs                1,894          1,981          1,978
    Communications and data
       processing                     7,198          6,209          5,213
    Occupancy and depreciation        5,710          5,395          5,130
    Selling                           4,779          4,152          3,410
    Other                             4,755          6,242          4,534
Total expenses excluding interest    89,849         88,367         71,823

Income before income taxes            7,368          8,766          8,919
    Income tax expense                2,876          3,375          3,352

Net income                         $  4,492       $  5,391       $  5,567

Net income per common and
    common equivalent share

     Primary                       $   1.06        $   1.26      $   1.34
     Fully diluted                 $   1.06        $   1.25      $   1.34



                      The accompanying notes are an integral
                      part of the consolidated financial statements.


                               First Albany Companies Inc.
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In thousands of dollars)


                                             September 30,       September 24,
                                             1994                1993
                                             -------------       -------------
Assets
    Cash and cash equivalents                $  3,165            $  6,971
    Cash segregated under federal regulations                         250
    Securities purchased under agreements
       to resell                                                    2,806
    Securities borrowed                       331,209             374,319
    Receivables from
      Brokers, dealers and
      clearing agencies                         1,511                 902
      Customers                                96,830              96,718
      Others                                   18,358               1,863
    Securities owned                           20,988              21,445
    Office equipment and leasehold
      improvements, net                         5,151               3,619
    Other assets                                5,537               5,901
Total Assets                                 $482,749            $514,794
Liabilities and Stockholders' Equity

Liabilities
    Short-term bank loans                    $ 38,921            $  9,931
    Securities sold under
      agreements to repurchase                                      2,825
    Securities loaned                         329,478             374,229
    Payables to
      Brokers, dealers and clearing agencies    5,077               6,465
      Customers                                56,949              69,201
      Others                                    1,663               1,752
    Securities sold but not yet purchased       3,724               1,826
    Accounts payable                            1,411               1,580
    Accrued compensation                        9,149              10,263
    Accrued expenses                            3,053               3,928
    Notes payable                                  94                 456
    Subordinated debt                                               2,250
Total Liabilities                              449,519            484,706
Commitments and Contingencies

Stockholders' Equity
    Preferred stock; $1.00 par value; authorized
     500,000 shares; none issued
    Common stock; $.01 par value; authorized
     10,000,000 shares; issued 4,435,454
     shares 1994 and 4,023,421 shares 1993         44                  40
    Additional paid-in capital                 16,489              13,142
    Retained earnings                          19,099              18,719
    Less treasury stock at cost                (2,402)             (1,813)
Total Stockholders' Equity                     33,230              30,088
Total Liabilities and
    Stockholders' Equity                     $482,749            $514,794


                              The accompanying notes are an integral
                              part of the consolidated financial statements.


  First Albany Companies Inc.
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  For the Years Ended September 30, 1994, September 24, 1993,
    and September 25, 1992
  (In thousands of dollars except for number of shares)

                              Common Stock             Additional
                              Issued                   Paid-In        Retained      Treasury Stock
                              Shares       Amount      Capital        Earnings      Shares      Amount
                              ------       ------      -------        --------      ------      ------

Balance,
 September 27, 1991           3,475,915   $ 35         $ 8,554        $ 13,759      (360,630)   $(2,359)

    Sale of treasury
      stock                                                                (80)       66,085        432

    Cash dividends paid                                                   (636)

    Net income                                                           5,567
Balance
 September 25, 1992           3,475,915     35           8,554          18,610      (294,545)    (1,927)

    Issuance of
      restricted stock                                      14             (13)        2,050         13
    Stock dividends
      declared                  547,506      5           4,574          (4,580)      (44,448)

    Cash dividends
      paid                                                                (671)

    Options exercised                                                      (18)       16,157        101

    Net income                                                           5,391
Balance
 September 24, 1993           4,023,421     40          13,142          18,719      (320,786)    (1,813)

    Issuance of re-
      stricted stock                                       132            (104)       16,028        104

    Stock dividends
      declared                  412,033      4           3,215          (3,219)      (37,973)

    Cash dividends
      paid                                                                (742)

    Options exercised                                                      (47)       64,281        379

    Treasury stock purchase                                                         (130,000)    (1,072)

    Net income                                                           4,492
Balance
 September 30, 1994           4,435,454   $ 44         $16,489        $ 19,099      (408,450)   $(2,402)

                              The accompanying notes are an integral
                              part of the consolidated financial statements.


                                                First Albany Companies Inc.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands of dollars)

                                             September 30,  September 24,  September 25,
For the years ended                          1994           1993           1992
                                             -------------  -------------  -------------
Cash flows from operating activities:
  Net income                                 $  4,492       $  5,391       $  5,567
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization               1,511          1,326          1,378
    Deferred income taxes                         466           (165)          (701)
(Increase) decrease in operating assets:
  Cash and securities segregated under federal
    regulations                                   250             36          6,322
  Securities purchased under agreement
    to resell                                   2,806         (2,806)
  Securities borrowed, net                     (1,641)           883            311
  Net receivable from customers               (12,364)       (13,086)        (5,345)
  Net receivable from others                  (16,584)         3,013         (3,278)
  Securities owned, net                         2,355           (569)        (3,089)
  Other assets                                   (102)        (1,072)        (1,285)
Increase (decrease) in operating liabilities:
  Securities sold under agreement to
    repurchase                                 (2,825)         2,825
  Net payable to brokers and dealers           (1,997)         7,457         (1,114)
  Net payable to others

  Accounts payable and accrued expenses        (2,158)         3,401          4,291
Net cash (used in) provided
  by operating activities                     (25,791)         6,634          3,057
Cash flows from investing activities:
  Purchase of furniture, equipment, and
    leaseholds                                 (3,043)        (1,460)          (730)
Net cash used in investing activities          (3,043)        (1,460)          (730)
Cash flows from financing activities:
  Proceeds (payments) of short-term bank
    loans, net                                 28,990          1,100         (1,280)
  Payments of subordinated debt                (2,250)          (500)          (500)
  Payments of notes payable                      (362)          (878)          (566)
  Payments for purchases of common stock
    for treasury                               (1,072)
  Proceeds from issuance of common stock
    from treasury                                 332             83            352
  Proceeds from issuance of restricted stock      132             13

  Dividends paid                                 (742)          (671)          (636)
Net cash provided by (used in)
   financing activities                        25,028           (853)        (2,630)
(Decrease) increase in cash                    (3,806)         4,321           (303)
Cash at beginning of the year                   6,971          2,650          2,953
Cash at the end of the period                 $ 3,165       $  6,971       $  2,650
Supplemental cash flow disclosures:
Income tax payments                           $ 2,660       $  3,322       $  4,369
Interest payments                             $10,108       $  4,999       $  5,227

                   The accompanying notes are an integral
                   part of the consolidated financial statements.


                          First Albany Companies Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.
Significant Accounting Policies
    The consolidated financial statements include the accounts of First Albany Companies Inc. and its wholly owned subsidiaries (the Company). First Albany Corporation (the "Corporation") is the Company's principal
subsidiary and a  registered  broker-dealer.    All  significant intercompany
balances and transactions  have been eliminated.   The Company's year-end is
the last Friday  in September.   Therefore, the  Company's fiscal year will
contain 52 or 53 week periods. The years ended September 30, 1994, September 24, 1993, and September 25, 1992, contained 53 weeks, 52 weeks, and 52 weeks, respectively.

    For purposes of the statements of cash flows, the Company considers amounts in demand deposit accounts at various financial institutions, other than those segregated under federal regulations, to be cash equivalents.

    Customers' securities transactions are recorded on a settlement date basis with related commission income and expenses recorded on a trade date basis. Securities transactions of the Company are recorded on a trade date basis. Investment banking revenue is recorded as follows: management fees on offering date, selling concessions on trade date, and underwriting fees upon completion of the underwriting.

    Marketable securities and securities sold, but not yet purchased, are valued based upon market quotations, and securities not readily marketable are valued at fair value as determined by management. Municipal Bond Index Futures, that are not specific hedges, are used to reduce the exposure to changes in securities valuation. The resulting unrealized gains and losses are included in revenue from principal transactions.

    Securities purchased under agreement to resell and securities sold under agreement to repurchase are treated as financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold as specified in the respective agreements.

    Office equipment and leasehold improvements are stated at cost less accumulated depreciation of $7,570,000 in 1994 and $8,283,000 in 1993,
respectively.   Depreciation  is provided  on a straight-line  basis over  the estimated  useful life  of  the asset  or  the remaining life of the lease.


    Deferred income taxes are recognized for the future tax consequences attributable to differences between financial statement and tax basis of existing assets and liabilities.

   Net income per common and common equivalent share have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options) outstanding. The weighted average number of common shares and dilutive common equivalent shares were:

               Fiscal Year 1994    Fiscal Year 1993    Fiscal Year 1992
               ----------------    ----------------    ----------------
Primary        4,242,863           4,286,648           4,152,257
Fully diluted  4,242,863           4,300,639           4,161,468

   All per share figures, as well as the weighted average number of common and dilutive common equivalent shares, have been restated for stock dividends declared through October 1994.

   Certain 1993 and 1992 amounts have been reclassified to conform with 1994 presentation.

                          First Albany Companies Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 2.
Cash and Securities Segregated Under Federal Regulations

    Cash (1994, $0;  1993, $250,000) has   been segregated in  special reserve
bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.


NOTE 3.
Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

    Amounts receivable from and payable to brokers, dealers and clearing agencies other than correspondents as of:

(In thousands of dollars)          September 30,  September 24,
                                   1994           1993
                                   -------------  -------------

Securities failed to deliver       $  1,511       $    901
Receivable from clearing agencies                        1
            Total receivables      $  1,511       $    902

Securities failed to receive       $  2,453       $  4,746
Payable to clearing agencies          2,624          1,719
            Total payables         $  5,077       $  6,465


NOTE 4.
Receivables From and Payables To Customers

    Receivables from and payables to customers arise from cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements. Total unsecured and partly secured customer receivables were $204,000 and $173,000 for the fiscal years ended 1994 and 1993, respectively. An allowance for doubtful accounts, based upon an aging of accounts receivable and specific identification, has been recorded for $106,000 and $125,000 for the fiscal years ended 1994 and 1993, respectively.

NOTE 5.
Receivables From Others

    Amounts receivable from others as of:

(In thousands of dollars)               September 30,       September 24,
                                        1994                1993
                                        -------------       -------------
    Adjustment to record securities
       on a trade date basis, net       $15,040             $
    Others                                3,318              1,863
     Total                              $18,358             $1,863

    Amounts receivable and payable for securities transactions that have not reached their contractual date are recorded net on the statement of financial condition.





                         First Albany Companies Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 6.
Securities Owned And Sold, But Not Yet Purchased


    Securities owned and sold, but not yet purchased consisted of the following as of:

(In thousands of dollars)     September 30,            September 24,
                              1994                     1993
                              -------------            -------------
                                        Sold, but               Sold, but
                                        not yet                 not yet
                              Owned     Purchased      Owned    Purchased
                              -----     ---------      -----    ---------
Marketable
  U.S. government and federal
    agencies obligations      $ 2,943   $ 1,220        $  2,974  $   152
  State and municipal bonds    10,943       436          12,656      622
  Corporate obligations         2,698       348           3,292       53
  Corporate stocks              3,768     1,720           2,328      999
Not readily marketable
   securities                     636                       195
                              -------   -------        --------  -------
                              $20,988   $ 3,724        $ 21,445  $ 1,826

    Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.


NOTE 7.
Debt

    For the purpose of short-term bank loans the Company maintains a variety of committed and uncommitted bank lines of credit totaling $85,000,000 which are limited to financing securities eligible for collateralization under these arrangements. This includes Company securities owned and certain customer owned securities purchased on margin, subject to certain regulatory formulae.

    Short-term bank  loans and unused  lines of credit were  collateralized by
Company   securities  owned  of  $26,010,000  and  customers'  margin  account securities of $45,732,000 at September 30, 1994.

    During October 1993, the Company repaid the subordinated debt that was outstanding at September 24, 1993.


NOTE 8.
Stockholders' Equity

    During fiscal 1994, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, along with declaring and issuing two 5% common stock dividends.

    On October 27, 1994, subsequent to the period reflected in this report, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share along with a 5% common stock dividend, both payable on November 23, 1994, to shareholders of record on November 9, 1994. Stockholders Equity and all per share figures have been adjusted to reflect the common stock dividend.



                          First Albany Companies Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 9.
Income Taxes


    The Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 109, "Accounting for Income Taxes," in February 1992. The Standard requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax basis of existing assets and liabilities. Under FAS No. 109, the effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. Under the previous method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

    The Company adopted FAS No. 109 beginning in fiscal 1994. In accordance with the provisions of the Standard, prior years financial statements have not been restated. The Company has determined that the cumulative effect of change in accounting principle was not material.

    The components of income taxes are:

    (In thousands of dollars) September 30,  September 24,  September 25,
                              1994           1993           1992
                              -------------  -------------  -------------
Federal
  Current                     $ 1,463        $ 2,475        $ 3,096
  Deferred                        466           (165)          (701)
State and local                   947          1,065            957
    Total income taxes        $ 2,876        $ 3,375        $ 3,352

    The reasons for the difference between the expected income tax expense using the federal statutory rate and the income tax expense are as follows:

    (In thousands of dollars) September 30,  September 24,  September 25,
                              1994           1993           1992
                              -------------  -------------  -------------
Income taxes
  at federal statutory rate   $2,505         $2,984         $3,032
State income taxes, net of
  federal income taxes           625            703            599
Tax-exempt interest income      (348)          (357)          (290)
Other, net                        94             45             11
    Total income taxes        $2,876         $3,375         $3,352


                          First Albany Companies Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    For the years ended September 24, 1993, and September 25, 1992, the sources of timing differences and the related deferred tax effect of each are as follows:

    (In thousands of dollars) September 24,  September 25,
                              1993           1992
                              -------------  -------------
Bad debts                     $   22         $  (24)
Unrealized gains and losses      243            (71)
Accelerated tax depreciation    (134)          (129)
Deferred compensation            200           (477)
Provision for losses            (646)
Other                            150
  Deferred income taxes       $ (165)        $ (701)

    The temporary differences that give rise to significant portions of deferred tax assets at September 30, 1994, are as follows:

    (In thousands of dollars)

Receivables                        $  45
Securities held for investment      (606)
Fixed assets                         340
Deferred compensation                824
Other                                323
  Total deferred tax asset         $ 926

    The Company has not recorded a valuation allowance for deferred tax assets because income in the carryback period is sufficient to realize the benefit of future deductions.




NOTE 10.
Employee Benefit Plans

    The Company maintains a deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan) which permits eligible employees to defer a percentage of their compensation. Company contributions to eligible participants may be made at the discretion of the Board of Directors. The Company contributed $56,000 in 1994, $46,000 in 1993, and $ 47,000 in 1992.

    The Company also participates in an Employee Stock Bonus Plan (Internal Revenue Code Section 401(a)) which permits eligible employees to contribute up to 8% of their compensation on an after-tax basis. The Company makes matching contributions equal to a percentage of each employee's contributions. Company contributions vest in accordance with the Plan and are tax-deferred until withdrawal. Employee and Company contributions are invested solely in the common stock of First Albany Companies Inc. The Company contributed $357,000 in 1994, $244,000 in 1993, and $175,000 in 1992.


                          First Albany Companies Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 11.
Incentive Plans

    In 1982, the Company established a Stock Incentive Plan (the "1982 Plan") which, as amended by stockholders in 1987, authorized issuance of options to officers and key employees to purchase up to 800,000 shares of common stock. On February 27, 1989, stockholders approved adoption of the First Albany Companies Inc. 1989 Stock Incentive Plan (the "1989 Plan"). Coincident with the adoption of the 1989 Plan, the 1982 Plan was terminated. Options previously granted under the 1982 Plan remain valid in accordance with the terms of the grant of such options; however, the grant of new options under the 1982 Plan was ended. Both the 1982 Plan and 1989 Plan provide for incentive stock options (ISOs) which meet the requirements of Section 422A of the Internal Revenue Code of 1954, as amended, and nonqualified stock options (NSOs) which may be granted. ISOs are granted at prices not less than fair value at the date of the grant; NSOs may be issued at prices less than fair market value.

    In addition, under the 1989 Plan, stock appreciation rights (SARs) may be granted in tandem with ISOs or NSOs. SARs may be exercised only if the related options (or portions thereof) are surrendered and at such time as the fair market value of the shares underlying the option exceeds the option price for such shares. Upon exercise of an SAR and surrender of the related option, an employee will be entitled to receive an amount equal to the excess of the fair market value of one share at the time of such surrender over the option price per share specified in such option times the number of such shares called for by the option, or portion thereof, which is so surrendered. Payment may be made in cash, shares of common stock, or a combination thereof. SARs may not be exercised before six months from date of grant.

Both ISOs and NSOs may not have a term of more than ten years. Under certain conditions, the Company is required to purchase shares issued under this Plan at prices ranging from the original exercise or award a price to the greater of the then book or market value. If NSOs are exercised, the difference between the option price and the selling price will be recognized as an expense in the income statement.


First Albany Companies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    Option transactions  for the 3-year period ended
September 30, 1994, under the 1982 Plan were as follows: (all are ISOs unless otherwise noted)

                             Exercised      Issued
                             Or             And            Options   Total
                             Terminated     Exercisable    Issuable  Authorized
                             ----------     -----------    --------  ----------
September 27, 1991            758,132         41,868             0    800,000

Options exercised at $5.00
   to $6.375                   31,835        (31,835)
Options forfeited                             (2,500)        2,500
Options expired                               (4,533)        4,533
Options terminated              7,033                       (7,033)
September 25, 1992            797,000          3,000             0    800,000

Additional options authorized                  3,950                    3,950
Options expired adjustment    (38,000)        38,000
Options exercised at $4.76      5,000         (5,000)

September 24, 1993            764,000         39,950             0    803,950

Additional options authorized                  3,280                    3,280
Options exercised at $4.31
   to $5.96                     7,220         (7,220)
Options forfeited                             (4,410)        4,410
Options terminated              4,410                       (4,410)
September 30, 1994            775,630         31,600             0    807,230

Issued and exercisable options are outstanding at $4.31 - $5.96 per share.

During fiscal year 1994, the Company declared two 5% common stock dividends. These dividends resulted in an additional 3,280 options authorized.

                     First Albany Companies Inc.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    Option transactions during the 3-year period ended September 30, 1994, under the 1989 Plan were as follows:

                              Issued         Issued
                              And            But Not        Options        Options     Total
                              Exercisable    Exercisable    Issuable       Exercised   Authorized
                              -----------    -----------    --------       ---------   ----------
September 27, 1991            168,750        128,750        202,500             0        500,000

Additional options authorized                               200,000                      200,000
Options issued and exercis-
   able:  $5.75 to $6.325     161,000                      (161,000)
Options exercisable:
   $5.125 to $6.25             36,875        (36,875)
Options issued but not exer-
   cisable:  $5.125 to $9.00                  70,000        (70,000)
Options exercised
   $5.44 to $6.25             (34,250)                                     34,250
Options terminated                           (23,500)        23,500
September 25, 1992            332,375        138,375        195,000        34,250        700,000

Additional options authorized  51,891         11,257          4,519                       67,667
Options issued and
  exercisable: $6.12 - $7.50  340,000                      (340,000)
Options exercisable:
   $5.125 to $6.25             45,249        (45,249)
Options issued but
   not exercisable: $6.12                     15,000        (15,000)
Options exercised:
   $4.93 - $5.22              (11,157)                                     11,157
Options terminated           (376,733)       (41,663)       418,396

September 24, 1993            381,625         77,720        262,915        45,407        767,667

Additional options authorized  43,914          6,057        283,687                      333,658
Options issued and
  exercisable: $4.48 - $9.43  126,891                      (126,891)
Options exercisable:
   $4.48 to $6.59              37,026        (37,026)
Options exercised:
   $5.65 - $6.48              (57,061)                                     57,061
Options terminated             (8,770)        (2,893)        11,663
September 30, 1994            523,625         43,858        431,374       102,468      1,101,325

   Issued and exercisable options are outstanding at $4.48 - $9.43 per share

   During  fiscal  year 1994,  the  Company  declared  two 5%  common  stock
dividends.   These  dividends  resulted   in  an  additional   83,658  options
authorized.

   On February 14, 1994, the Company's stockholders approved an amendment to the 1989 Plan, adopted by the Board of Directors on December 22, 1993. This amendment increased the number of shares available for issuance under the 1989 Plan by 250, 000.


                          First Albany Companies Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    In 1992, the Company established the First Albany Companies Inc. Restricted Stock Plan which authorized the issuance of up to 250,000 shares of common stock to certain key employees of the Company. Awards under this plan expire over a four-year period after the award date and are subject to certain restrictions including continued employment. As of September 30, 1994, 18,180 shares have been awarded under this plan. The fair market value of the awards will be amortized over the period in which the restrictions are outstanding.

    The Company has various other incentive programs which are offered to eligible employees. These programs consist of cash incentives and deferred bonuses. Amounts awarded vest over periods ranging from three to five years. Costs are amortized over the vesting period and aggregated $1,828,000 in 1994, $369,000 in 1993, and $553,000 in 1992.


NOTE 12.
Commitments and Contingencies


    The Company's headquarters, sales offices, and certain data processing and communication equipment are leased under noncancellable operating leases. These expire at various times through 2003.

Future minimum annual rentals payable are as follows: (In thousands of dollars)

1995             $  3,154
1996                2,228
1997                1,737
1998                1,414
1999                1,195
Thereafter          2,114
Total            $ 11,842

    Annual rental expense including utilities for 1994, 1993, and 1992 approximated $3,955,000, $3,932,000, and $3,713,000, respectively.

   In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims. Certain of these are class actions which seek unspecified damages that could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely to result in adverse dispositions. Although further losses are possible, the opinion of management, based upon the advice of its attorneys and general counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

    The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with security clearing activities, totaling $3,460,000 at September 30, 1994.


NOTE 13.
Net Capital Requirements

     The Corporation is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital as calculated and defined by the Rule. The Corporation has elected to use the alternative method, permitted by the Rule, which requires a minimum net capital equal to 2 percent of aggregate debit balances arising from customer transactions.

                          First Albany Companies Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At September  30, 1994, the Corporation  had net capital of  $18,636,000 which
was 19.9%  of aggregate debit balances and   $16,771,000 in excess of required
minimum net capital.


NOTE 14.
Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk

    In the normal course of business, the Company's customer and correspondent clearance activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other party is unable to fulfill its contractual obligations.

    The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations and Regulation T of the Federal Reserve. Such transactions may expose the Company to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations.

    The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customer to deposit additional collateral, or to reduce positions, when necessary.

    The Company's customer financing and securities settlement activities require the Company to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company will be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, the Company establishes credit limits for such activities and monitors compliance on a daily basis.
    During the year, in order to meet the reserve requirements under Rule 15c3-3 of the Securities and Exchange Commission, the Company entered into resale agreements with financial institutions. At September 30, 1994 and September 24, 1993, the Company had not entered into any resale agreements to meet the reserve requirements under Rule 15c3-3 of the Securities and Exchange Commission. The Company also enters into resale agreements with other parties. Should the other party to any resale agreement be unable to return the cash, the Company could be required to sell the securities pledged as collateral at prevailing market prices. The market values of the securities are monitored and additional collateral is requested where appropriate. At September 30, 1994, the Company had not entered into any resale agreements with other parties. At September 24, 1993, the market value of securities pledged was $76,500 greater than the resale price of the securities.

    The Company enters into repurchase agreements with other parties. Should the other party to these transactions be unable to return the securities, the Company would be required to buy the securities pledged as collateral at
prevailing market prices.   The market value of the securities is monitored
and additional collateral is requested where appropriate.


                          First Albany Companies Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At September 30, 1994, the Company had not entered into any repurchase agreements with other parties. At September 24, 1993, the market value of securities pledged was $57,900 greater than the repurchase price of the securities.

    The Company loans securities to and borrows securities from other brokers and dealers. In accordance with industry practice, security lending and borrowing agreements are generally collateralized by cash or securities with a market value in excess of the Company's obligation under the agreement. In the event the other party to these transactions is unable to return the collateral, the Company will be exposed to the risk of replacing or disposing of the securities at prevailing market prices. The Company controls this risk by monitoring the collateral held on a daily basis and by requesting additional collateral when necessary. At September 30, 1994, and September 24, 1993, the market value of securities loaned in excess of cash received was $52,000 and $10,000.

    The Company, as a part of its normal brokerage activities, assumes short positions in its inventory. The establishment of short positions exposes the Company to risk in the event prices increase, as the Company may be obligated to acquire the securities at prevailing market prices. The Company does not engage in proprietary trading of derivative securities with the exception of options. At September 30, 1994, and September 24, 1993, securities sold, but not yet purchased amounted to $3,724,000 and $1,826,000, respectively.

    The Company pledges unpaid customer securities as collateral for bank loans and to satisfy margin deposits of clearing organizations under contracts with these organizations. In the event such parties are unable to return customer securities pledged as collateral, the Company will be exposed to the risk of acquiring the securities at prevailing market prices. The Company seeks to reduce this risk by having the securities held by an independent securities custodian. At September 30, 1994, and September 24, 1993, customer securities pledged to collateralize bank loans and unused lines of credit were $45,732,000 and $36,819,000, respectively.

    In accordance with industry practice, the Company records customer transactions on a settlement date basis, which is generally five business days after trade date. The Company is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of contract, in which case the Company may have to purchase or sell securities at prevailing market prices. Settlement of these transactions is not expected to have a significant effect upon the Company's financial position.

    Securities that the Company has not received or delivered at the settlement date result in fails (Note 3). Should the other party to these transactions be unable to fulfill its obligations, the Company may be required to purchase or sell these securities at prevailing market prices.

    The Company is a market maker in a number of securities and in this capacity may have significant positions in its inventory or be required to purchase significant positions in a volatile market. In order to control this risk, security positions are monitored on at least a daily basis, and there are regulatory guidelines that limit the obligation of the market maker to purchase the securities in a volatile market. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold. The Company reduces its exposure to changes in securities valuation with the use of municipal bond index futures contracts. The contract amounts reflect the extent of involvement the Company has in these transactions and do not reflect exposure to credit risk. The Company controls the credit risk through credit approvals, limits, and monitoring procedures. As of September 30, 1994, the Company had sold contracts covering a total amount of $1 million, which required a cash deposit in the amount of $18,000.


                          First Albany Companies Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The criterion for determining whether an individual security position represents a significant portion of the security issue is defined by SEC rule 15c3-1 and is referred to as "market blockage." At September 30, 1994, and September 25, 1993, the Company held no securities in inventory which met this criterion. Similarly, if a single security position held in inventory represents a significant portion of net capital, referred to as "undue concentration" as defined by SEC Rule 15c3-1, the Company may not be able to realize the full carrying value of the security if the entire position was required to be sold. At September 30, 1994, the Company had no securities in inventory which met this criterion. The total value of securities held in inventory at September 24, 1993, which met this criterion was $4,792,000. The Company mitigated the risk of loss by hedging the position with a municipal bond index futures contract with a contract value of $2,500,000.

    The Company acts as a manager and co-manager in underwriting security transactions. In this capacity, there is risk if the potential customer does not fulfill the obligation to purchase the securities. The Company controls this risk by dealing primarily with institutional investors. In most cases, no one institutional customer subscribes to the majority of the securities being sold, thereby spreading the risk for this type of loss among many established customers. The Company also maintains credit limits for these activities and monitors compliance with applicable limits and industry regulations on a daily basis.


FIRST ALBANY COMPANIES INC.

                                                     SUPPLEMENTARY DATA
                                             SELECTED QUARTERLY FINANCIAL DATA
                                                         (Unaudited)
                                      (In thousands of dollars, except per share data)

                                                         Quarters Ended
1994                                     Dec. 31        Mar. 25        June 24       Sept. 30
- - ----                                     -------        -------        -------       --------
Total revenues                          $29,749        $27,154        $24,590        $26,191
  Interest expense                       (2,428)        (2,133)        (2,842)        (3,064)
Net revenues                             27,321         25,021         21,748         23,127
Total expenses excluding interest       (24,343)       (22,993)       (20,912)       (21,601)
Income before income taxes                2,978          2,028            836          1,526
Income tax expense                       (1,216)          (820)          (298)          (542)
Net income                               $1,762        $ 1,208           $538           $984
Net income per common
  and common equivalent share:
    Primary                                $.41           $.28           $.13           $.24
    Fully diluted                          $.41           $.28           $.13           $.24


                                                         Quarters Ended
1993                                     Dec. 31        Mar. 26        June 25       Sept. 24
- - ----                                     -------        -------        -------       --------
Total revenues                          $22,337        $25,066        $27,999        $26,988
  Interest expense                       (1,060)        (1,115)        (1,408)        (1,674)
Net revenues                             21,277         23,951         26,591         25,314
Total expenses excluding interest       (19,391)       (21,318)       (23,803)       (23,855)
Income before income taxes                1,886          2,633          2,788          1,459
Income tax expense                         (671)        (1,043)        (1,093)          (568)
Net income                               $1,215         $1,590         $1,695           $891
Net income per common
  and common equivalent share:
    Primary                                $.29           $.37           $.39           $.21
    Fully diluted                          $.29           $.37           $.39           $.21


All per share figures have been restated for common stock dividends declared through October 1994. The sum of the quarters' earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Item   9. Changes  in and  Disagreements with  Accountants  on Accounting  and
Financial Disclosure.

There has  been no Form 8-K  filed within 24 months  prior to the date  of the
most   recent  consolidated  financial   statements  reporting  a   change  of
accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.




                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

Except as set forth below, the information required by this item will be contained under the caption "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about March 7, 1995. Such information is incorporated herein by reference to the proxy statement.

Information (not included in the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders) regarding certain executive officers of the Company is as follows:

Edwin T. Brondo, age 47, Senior Vice President and Chief Administrative Officer, joined First Albany Corporation in 1993 and was elected Vice President of First Albany Companies Inc. in 1994. He previously held senior management positions at Bankers Trust Company, Goldman Sachs, and Morgan Stanley.

David J. Cunningham, age 48, Senior Vice President and Chief Financial Officer, joined First Albany Corporation in 1975 and has served as Chief Financial Officer of First Albany Corporation since 1980 and First Albany Companies Inc. since fiscal 1986.

Michael R. Lindburg, age 45, Senior Vice President, Secretary and General Counsel, joined First Albany Companies Inc. in 1986 after previously serving as Vice President and General Counsel of the Boston Stock Exchange.

Item 11. Executive Compensation.

The information required by this item will be contained under the caption "Compensation of Executive Officers and Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about March 7, 1995. Such information is incorporated herein by reference to the proxy statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about March 7, 1995. Such information is incorporated herein by reference to the proxy statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be contained under the caption "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about March 7, 1995. Such information is incorporated herein by reference to the proxy statement.


Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a) (1)  The following financial statements are included in Part II, Item 8:

             Report of Independent Accountants


             Financial Statements:

                Consolidated Statements of Income, For the Years
                  Ended September 30, 1994, September 24, 1993, and September 25, 1992.

                Consolidated Statements of Financial Condition,
                  as of September 30, 1994, and September 24, 1993.

                Consolidated Statements of Changes in
                  Stockholders' Equity, For the Years Ended
                  September 30, 1994, September 24, 1993, and
                  September 25, 1992.

                Consolidated Statements of Cash Flows,
                  For the Years Ended September 30, 1994,
                  September 24, 1993, and September 25, 1992.

                Notes to Consolidated Financial Statements

    (2) The following financial schedules for the years 1994, 1993, and 1992 are submitted herewith:

             Schedule I-Marketable Securities

             Schedule VIII-Valuation and Qualifying Accounts

             Schedule IX-Short-Term Borrowings


         All other  schedules are omitted  because they are not  applicable or
the required information is shown  in  the   financial  statements   or  notes
thereto.


    (3)  Exhibits included herein:

Exhibit
Number   Description

3.1 Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No. 3.1 to Registration Statement No. 33-1353).

3.2 By-laws of First Albany Companies Inc. (filed as Exhibit No. 3.2 to Registration Statement No.33-1353).

3.2a By-laws of First Albany Companies Inc., as amended. (filed as Exhibit No. 3.2a to Form 10-k for the Fiscal Year Ended 9/24/93).

4 Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353).

10.2 Lease dated February 9, 1978, between MacFarland Construction Company Inc. and First Albany Corporation for office facilities at 41 State Street, Albany, New York (filed as Exhibit No.
        10.2  to Registration Statement No. 33-1353).

10.6 Deferred Profit Sharing Plan of First Albany Corporation effective October 1, 1982, as amended by shareholder vote dated January 19, 1987 (filed as Exhibit 10.6 to Form 10-K for the fiscal year ended September 30, 1986).

10.7 Incentive Stock Option Plan of First Albany Corporation effective October 1, 1982, as amended by shareholder vote dated January 19, 1987 (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 1987).

10.10 First Albany Companies Inc. Stock Bonus Plan effective July 8, 1987 (filed as Registration Statement No. 33-15220 (Form B) dated July 8,
        1987).
10.10a First Albany Companies Inc. Stock Bonus Plan, as amended, effective June 25, 1990 (filed as Registration Statement No. 33-35166 (Form S-
        8) dated June 25, 1990).

10.10b First Albany Companies Inc. Stock Bonus Plan, as amended, effective February 4, 1994 (filed as Registration Statement 33-521353 (Form S-
        8) dated February 4, 1994).

10.12 First Albany Companies Inc. 1989 Stock Incentive Plan effective February 27, 1989, as approved by shareholder vote dated February 27, 1989 (filed as Exhibit 10.12 to Form 10-K for the fiscal year ended September 30, 1989).

10.13 Term Loan Agreement dated December 28, 1989, between First Albany Companies Inc. and Norstar Bank of Upstate NY (filed as Exhibit 10.13 to Form 10-K for the fiscal year ended September 30, 1990).

10.14   Senior  Subordinated Loan  Agreement dated  July  16, 1990,  between
        First  Albany  Corporation  and Norstar  Bank  of  Upstate  NY,    as
        corrected December 2, 1991 (filed as Exhibit 10.14 to Form 10-K for the fiscal year ended September 27, 1991).

10.15 Lease dated June 12, 1992, between First Albany Companies Inc. and Olympia and York Limited Partnership for office space at 53 State Street, Boston, Massachusetts (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended September 25, 1992).

10.16 The First Albany Companies Inc. Restricted Stock Plan as adopted by the Company on April 27,1992 (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended September 25, 1992).

11      Computation of per share earnings

22      List of Subsidiaries of First Albany Companies Inc.

24      Consent of experts

27      Financial Data Schedule BD

(b)     Reports on Form 8-K:

        No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.


FIRST ALBANY COMPANIES INC.
                SCHEDULE I -- MARKETABLE SECURITIES--OTHER INVESTMENTS
                              SEPTEMBER 30, 1994

COL.  A             COL. B           COL. C         COL. D             COL. E


                                                                       Amount at Which
                                                                       Each Portfolio of
                    Number of                                          Equity Security
                    Shares or Units                 Market Value       Issues and Each
Name of Issuer      Principal                       of Each Issue      Other Security Issue
and Title of        Amount of           Cost of     at Balance         Carried in the
Each Issue          Bonds & Notes    Each Issue     Sheet Date         Balance Sheet
- - ----------          -------------    ----------     ----------         -------------
U.S. Government
obligations          51 Issues     $  2,949,000     $  2,943,000     $  2,943,000

State and Municipal
Bonds               167 Issues       11,003,000       10,943,000       10,943,000

Corporate
obligations         106 Issues        2,888,000       2,698,000        2,698,000

Corporate stocks    173 Issues        2,821,000       4,404,000        4,404,000

                                   $ 19,661,000     $ 20,988,000     $ 20,988,000



                                                FIRST ALBANY COMPANIES INC.
                                     SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                                              YEARS ENDED SEPTEMBER 30, 1994,
                                         SEPTEMBER 24, 1993, AND SEPTEMBER 25, 1992

COL. A              COL. B         COL. C         COL. D         COL. E

                                   Additions
                    Balance at     Charged to                    Balance
                    Beginning      Costs and                     at End of
Description         of Period      Expenses        Deductions    Period
- - -----------         ---------      --------        ----------    ------
Allowance for doubtful
 accounts -- deducted
 from receivables from
 customers:
     1994           $  125,000     $  120,000     $  139,000     $  106,000

     1993           $  189,000     $  120,000     $  184,000     $  125,000

     1992           $  118,000     $    71,000    $        0     $  189,000


                                                FIRST ALBANY COMPANIES INC.
                                            SCHEDULE IX -- SHORT-TERM BORROWINGS
                                              YEARS ENDED SEPTEMBER 30, 1994,
                                         SEPTEMBER 24, 1993, AND SEPTEMBER 25, 1992

COL.  A             COL.  B        COL.  C        COL.  D        COL.  E        COL. F

                                   Weighted                      Weighted
                                   Average        Maximum        Average        Average
                                   Interest       Amount         Amount         Interest
Category of Aggre-  Balance at     Rate at        Outstanding    Outstanding    Rate
gate Short-Term     End of         End of         During the     During the     During the
Borrowings          Period         Period         Period  (1)    Period (2)     Period (3)
- - ----------          ------         ------         -----------    ----------     ----------
Short-term bank loans:
     1994           $ 38,921,000   5.82%          $ 69,631,000   $ 30,685,000   5.93%

     1993           $   9,931,000  3.63%          $106,831,000   $ 28,508,000   3.70%

     1992           $   8,831,000  5.50%          $ 54,661,000   $ 19,329,330   6.18%

     Short-term bank loans are made under a variety of committed and uncommitted lines of credit totaling $85,000,000 which are limited to financing securities eligible for collateralization under these arrangements including Company securities owned and certain customer owned securities purchased on margin, subject to certain regulatory formulae.

(1) The maximum amount outstanding during the period was the maximum amount outstanding at any month-end.

(2) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by the number of months in the period.

(3) The average interest rate during the period was computed by dividing the actual interest expense by the daily average amount outstanding during the period.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST ALBANY COMPANIES INC.

                          By:    /s/  George C. McNamee
                              -------------------------
                              George C. McNamee,
                              Chairman of the Board

                              Date:   December 16, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                     Title                         Date
- - ---------                     -----                         ----
/s/  George C. McNamee        Chairman of the Board         December 16, 1994

/s/  Alan P. Goldberg         President and Director        December 16, 1994


/s/  J. Anthony Boeckh        Director                      December 16, 1994

/s/  Hugh L. Carey            Director                      December 16, 1994

/s/  Edwin T. Brondo          Vice President                December 16, 1994

/s/  David J. Cunningham      Vice President and            December 16, 1994
                              Chief Financial Officer
                              (Principal Accounting Officer)

/s/  Hugh A. Johnson, Jr.     Senior Vice President         December 16, 1994
                              and Director

/s/  Michael R. Lindburg      Vice President                December 16, 1994
                              General Counsel

/s/  Daniel V. McNamee        Director                      December 16, 1994


/s/  Robert F. Vagt           Director                      December 16, 1994

/s/  Benaree P. Wiley         Director                      December 16, 1994