Form 10-Q
period 1994-12-31
FIRST ALBANY COMPANIES INC
filed 1995-02-10
CIK 782842

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended December 31, 1994
                      -----------------------------------


                         Commission file number 0-14140


                          First Albany Companies Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       New York                     22-2655804
- -------------------------------------------------------------------------------
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)       Identification No.)

               41 State Street, Albany, NY              12207
- -------------------------------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)

                                 (518) 447-8500
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate By Check Mark Whether The Registrant (1) Has Filed All Reports Required To Be Filed By Sections 13 Or 15(D) Of The Securities Exchange Act Of 1934 During The Preced- Ing 12 Months (Or For Such Shorter Period That The Registrant Was Required To File Such Reports), And (2) Has Been Subject To Such Filing Requirements For The Past 90 Days.

                                                  Yes  X   (1) No
                                                      ----        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

4,066,372 Shares Of Common Stock Were Outstanding As Of The Close Of Business
On January 26, 1995.
- -------------------------------------------------------------------------------


===============================================================================

                  FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


                                                                   PAGE

Part I - Financial Information

     Item 1.  Financial Statements

          Condensed Consolidated Statements of Financial
              Condition at December 31, 1994, and
              September 30, 1994....................................  3


          Condensed Consolidated Statements of Operations
              for the Three Months Ended
              December 31, 1994, and 1993...........................  4

          Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended
              December 31, 1994, and 1993..........................   5

          Notes to Condensed Consolidated Financial
          Statements...............................................  6-7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations...........................................  8-11

Part II - Other Information

     Item 1.  Legal Proceedings....................................   12

     Item 6.  Exhibits and Reports on Form 8-K.....................  12-13



                          FIRST ALBANY COMPANIES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

==========================================================================================
                                                          December 31,      September 30,
                                                              1994             1994
(In thousands of dollars)                                 (Unaudited)
- ------------------------------------------------------------------------------------------
Assets
 Cash and cash equivalents                                $  3,183           $   3,165
 Cash and securities segregated under federal regs.          9,326
 Securities borrowed                                       254,674             331,209
 Receivables from
   Brokers, dealers and clearing agencies                    1,714               1,511
   Customers                                                97,590              96,830
   Others (See note 3)                                      39,102              18,358
 Securities owned                                           38,695              20,988
 Office equipment and leasehold improvements, net            5,542               5,151
 Other assets                                                5,148               5,537
- ------------------------------------------------------------------------------------------
Total assets                                              $454,974            $482,749
==========================================================================================

Liabilities and Stockholders' Equity

Liabilities
 Short-term bank loans                                    $ 85,516            $ 38,921
 Securities loaned                                         253,111             329,478
 Payables to
   Brokers, dealers and clearing agencies                    3,943               5,077
   Customers                                                51,990              56,949
   Others                                                   12,039               1,663
 Securities sold but not yet purchased                       3,222               3,724
 Accounts payable                                            1,908               1,411
 Accrued compensation                                        5,413               9,149
 Accrued expenses                                            3,717               3,053
 Notes payable                                                  78                  94
- ------------------------------------------------------------------------------------------
Total liabilities                                          420,937             449,519
- ------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity
 Common stock                                                   44                  44
 Additional paid-in-capital                                 16,489              16,489
 Retained earnings                                          19,704              19,099
 Less treasury stock at cost                               (2,200)              (2,402)
- ------------------------------------------------------------------------------------------
Total stockholders' equity                                  34,037              33,230
- ------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $454,974            $482,749
==========================================================================================

         See notes to the condensed consolidated financial statements.


                          FIRST ALBANY COMPANIES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
==========================================================================================
                                                                Three Months Ended
(In thousands of dollars except for per share           December 31,        December 31,
and outstanding share amounts)                              1994                1993
- ------------------------------------------------------------------------------------------
Revenues
 Commissions                                              $  6,587            $  8,860
 Principal transactions                                     10,699               9,830
 Investment banking                                          3,749               5,709
 Interest                                                    6,237               3,780
 Fees and other                                              1,553               1,570
- ------------------------------------------------------------------------------------------
Total revenues                                              28,825              29,749
   Interest expense                                          4,551               2,428
- ------------------------------------------------------------------------------------------
Net revenues                                                24,274              27,321
- ------------------------------------------------------------------------------------------

Expenses excluding interest
 Compensation and benefits                                  16,900              18,451
 Clearing, settlement and brokerage costs                      493                 530
 Communications and data processing                          1,814               1,706
 Occupancy and depreciation                                  1,593               1,333
 Selling                                                     1,149               1,134
 Other                                                       1,046               1,189
- ------------------------------------------------------------------------------------------
Total expenses excluding interest                           22,995              24,343
- ------------------------------------------------------------------------------------------
Income before income taxes                                   1,279               2,978
- ------------------------------------------------------------------------------------------
   Income tax expense                                          436               1,216
- ------------------------------------------------------------------------------------------
Net income                                                $    843            $  1,762
==========================================================================================

Net income per common and common equivalent share:
  Primary                                                 $   0.20            $   0.41
  Fully diluted                                               0.20                0.41
==========================================================================================

Weighted average common and common
 equivalent shares outstanding:
  Primary                                                4,212,459           4,311,847
  Fully diluted                                          4,212,459           4,311,847
==========================================================================================
Dividend per common share
outstanding                                              $    0.05            $   0.05
==========================================================================================

         See notes to the condensed consolidated financial statements.


                          FIRST ALBANY COMPANIES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
=========================================================================================
                                                              Three Months Ended
                                                        December 31,        December 31,
(In thousands of dollars)                                   1994                1993
- ------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $    843             $  1,762
Adjustments to reconcile net income to
 net cash used in operating activities:
  Depreciation and amortization                               529                  335
  (Increase) decrease in operating assets:
    Cash and securities segregated under federal regs.     (9,326)              (7,304)
    Securities purchased under agreement to resell                               2,806
    Securities borrowed, net                                  168              (10,950)
    Net receivable from customers                          (5,719)              20,982
    Net receivable from others                            (10,368)             (45,292)
    Securities owned, net                                 (18,209)              (7,361)
    Other assets                                              389                  833
  (Increase) decrease in operating liabilities:
    Securities sold under agreement to repurchase                               30,277
    Net payable to brokers, dealers, and
     clearing agencies                                     (1,337)              (4,858)
    Accounts payable and accrued expenses                  (2,575)              (3,828)
- ------------------------------------------------------------------------------------------
        Net cash used in operating activites              (45,605)             (22,598)
- ------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, equipment, and
  leaseholds                                                 (920)                (431)
- ------------------------------------------------------------------------------------------
        Net cash used in investing activities                (920)                (431)
- ------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans                        46,595               21,157
Payments of subordinated notes                                                  (2,250)
Payments of long-term notes payable                           (16)                (315)
Proceeds from issuance of common stock
 from treasury                                                155                  163
Dividends paid                                               (191)                (176)
- ------------------------------------------------------------------------------------------
        Net cash provided by financing activiities         46,543               18,579
- ------------------------------------------------------------------------------------------
INCREASE(DECREASE)IN CASH                                      18               (4,450)
CASH AT BEGINNING OF THE YEAR                               3,165                6,971
- ------------------------------------------------------------------------------------------
CASH AT END OF THE PERIOD                                 $ 3,183              $ 2,521
==========================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income tax payments                                       $    74              $   576
Interest payments                                         $ 3,691              $ 2,320

         See notes to the condensed consolidated financial statements.

                          FIRST ALBANY COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes for the year ended September 30, 1994.

2.  Cash and Securities Under Federal Regulations

     Cash and resale agreements collateralized by U.S. Government securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.

3. Receivables from Others

    Amounts receivable from others as of:

- ------------------------------------------------------------------------------------------
                                                        December 31,        December 31,
(In thousands of dollars)                                   1994                1993
==========================================================================================
Adjustment to record securities owned on
  a trade date basis, net                                 $ 32,440            $ 15,040
Others                                                       6,662               3,318
- ------------------------------------------------------------------------------------------
 Total                                                    $ 39,102            $ 18,358
==========================================================================================

     Amounts receivable and payable for securities transactions that have not reached their contractual date are recorded net on the Statement of Financial Condition.

4. Debt

     For the purpose of short-term bank loans the Company maintains a variety of committed and uncommitted bank lines of credit totaling $140,000,000 which are limited to financing securities eligible for collateralization under these arrangements. This includes Company securities owned and certain customer owned securities purchased on margin, subject to certain regulatory formulae.

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

6. Stockholders' Equity

     On October 27, 1994, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the fourth quarter along with a 5% stock dividend. Both were payable on November 23, 1994, to shareholders of record on November 9, 1994.

     On January 24, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended December 31, 1994, payable on February 21, 1995, to shareholders of record of February 7, 1995.

7.  Net Income Per Common and Common Equivalent Share

     Net income per common and common equivalent share for both the primary and fully diluted computation have been based upon the weighted average number of common shares and the dilutive common stock equivalents outstanding. The dilutive effect of the common stock equivalents was determined using the treasury stock method.

     Net income per common and common equivalent share, along with both the primary and fully dilutive weighted average common and common equivalent shares outstanding, have been adjusted to reflect all of the 5% stock dividents declared.

8. Net Capital Requirements

     The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which required the manintenance of a minimum net capital as calculated and defined in the Rule. As of December 31, 1994, the broker-dealer subsidiary had aggregate net capital, as dedined, of $17,288,000--exceeding Business Environment by $15,410,000.

                          FIRST ALBANY COMPANIES INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON
                                OF 1994 VS. 1993


===================================================================================================
                                                                          1994    vs.    1993
                                           Three Months Ended                 Percentage
                                        December 31    December 31      Increase       Increase
(In thousands of dollars)                   1994           1993        (Decrease)     (Decrease)
- ---------------------------------------------------------------------------------------------------
Revenues
 Commisions                             $  6,587       $  8,860         $ (2,273)        (26)%
 Principal transactions                   10,699          9,830              869           9%
 Investment banking                        3,749          5,709           (1,960)        (34)%
 Interest income                           6,237          3,780            2,457          65%
 Fees and others                           1,553          1,570              (17)         (1)%
- ---------------------------------------------------------------------------------------------------
Total revenues                            28,825         29,749             (924)         (3)%
 Interest expense                          4,551          2,428            2,123          87%
- ---------------------------------------------------------------------------------------------------
Net revenues                              24,274         27,321           (3,047)        (11)%
- ---------------------------------------------------------------------------------------------------
Expenses excluding interest
 Compensation and benefits                16,900         18,451           (1,551)         (8)%
 Clearing, settlement and
  brokerage cost                             493            530              (37)         (7)%
 Communications and
  data processing                          1,814          1,706              108           6%
 Occupancy and depreciation                1,593          1,333              260          20%
 Selling                                   1,149          1,134               15           1%
 Other                                     1,046          1,189             (143)        (12)%
- ---------------------------------------------------------------------------------------------------
Total expenses excluding interest         22,995          24,343          (1,348)         (6)%
- ---------------------------------------------------------------------------------------------------
Income before income taxes                 1,279           2,978          (1,699)        (57)%
- ---------------------------------------------------------------------------------------------------
 Income tax expense                          436           1,216            (780)        (64)%
- ---------------------------------------------------------------------------------------------------
Net income                              $    843        $  1,762        $   (919)        (52)%
===================================================================================================

Net interest income
 Interest income                        $  6,237        $  3,780        $  2,457          65%
 Interest expense                          4,551           2,428           2,123          87%
- ---------------------------------------------------------------------------------------------------
  Net interest income                   $  1,686        $  1,352        $    334          25%
===================================================================================================

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

Results of Operations

Three Months Periods Ended December 31, 1994 and December 31, 1993

Net Income

     Net income for the quarter ended December 31, 1994, was $0.8 million or $0.20 per share compared to $1.8 million or $0.41 per share a year ago. Two of our business units showed revenue gains, first quarter fiscal 1994 to first quarter fiscal 1995: our municipal business and our corporate finance group. Investors seeking higher yields and improved market conditions at year end resulted in municipal revenues increasing 48%. Our corporate finance group continued its growth with revenues increasing over 47% . Uncertainty in the market, due to interest rates increasing, affected our other business units resulting in a net revenue decline of 11%.

Commissions

     Commission revenues decreased $2.3 million or 26% in this year's first quarter, resulting primarily from a decrease in listed stock commissions of $0.6 million or 13% and from a decrease in mutual funds commission revenues of $1.6 million or 48%.

Principal Transactions

     Principal transactions increased $0.9 million or 9% in this year's first quarter. This increase was comprised mainly of an increase in municipal bonds of $2.7 million, a decrease in taxable fixed income securities of $1.9 million, and an increase in equity securities of $0.1 million.

Investment Banking

     Investment banking revenues decreased $2.0 million or 34% in this year's first quarter. Revenues from selling concessions decreased $1.7 million (equities decreased $1.5 million, while municipal bonds declined $0.2 million), underwriting fees decreased $0.4 million (primarily equity securities), and investment banking fees increased $0.1 million (primarily corporate finance fees).

                          FIRST ALBANY COMPANIES INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                  (Continued)

Net Interest Income

     Net interest income increased $0.3 million due primarily to increased revenues from customer margin balances.

Compensation and Benefits

     Compensation  and  benefits  decreased  $1.5  million due  primarily to the
decrease  in  revenues.   Sales-related  compensation  decreased  $2.5  million,
salaries increased $0.8 million, and benefits increased $0.2 million.

Occupancy and depreciation

     Occupancy and depreciation expense increased $0.3 million or 20% in this year's first quarter due primarily to our increased investment in new automated systems.

Income Taxes

     Income taxes decreased $0.8 million or 64% in this year's first quarter due to an decrease in pre-tax earnings. The Company's effective tax rate decreased to 34% from 40% as a result of increased tax exempt interest income in this year's first quarter.

Liquidity and Capital Resources

     A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers and payables to brokers and dealers secured by loaned securities and bank lines-of-credit. Securities borrowed and securities loaned will fluctuate due primarily to the current level of business activity in this area. Receivable from others increased due primarily from municipal bond activities related to transactions which were sold for a January settlement date (See Note 3). Short term bank loans and payable to others increased due primarily to an increase in receivables from others (See Note 3) and securities owned. The Company's broker-dealer subsidiaries--First Albany Corporation and Northeast Brokerage Services Corp.--at December 31, 1994, were in compliance with the net capital requirements of the Securities and Exchange Commission (SEC) and had capital in excess of the minimum required.

     Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit-totaling $140,000,000--of which approximately $55,968,000 were unused as of December 31, 1994--will provide sufficient resources to meet present and reasonably foreseeable short-term financial needs.

     On October 27, 1994, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the fourth quarter along with a 5% stock dividend. Both were payable on November 23, 1994, to shareholders of record on November 9, 1994.

                          FIRST ALBANY COMPANIES INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                  (Continued)

     On January 24, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended December 31, 1994, payable on February 21, 1995, to shareholders of record on February 7, 1995.

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

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended December 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


First Albany Companies Inc.
                                     (Registrant)

Date:  February 7, 1995              /s/ Alan P. Goldberg
       -------------------           -----------------------------------
                                     Alan P. Goldberg
                                     President - Director


Date:  February 7, 1995              /s/ David J. Cunningham
       -------------------           -----------------------------------
                                     David J. Cunningham
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)