Form 10-Q/A
FIRST ALBANY COMPANIES INC
filed 1995-03-27
CIK 782842

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q/A

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

          4,066,372  Shares of Common Stock were outstanding as of the close
          ------------------------------------------------------------------
     of business on January 26, 1995.
     -----------------------------



=============================================================================

                 FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                  FORM 10-Q/A

                            Statement for Amendment

When filing Form 10-Q for the period ended Decemeber 30, 1994, we neglected to include Schedule BD, Exhibit 27. We are now filing this amendment to Form 10-Q to include the above mentioned schedule.

                                  SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  First Albany Companies Inc.
                         -------------------------------------------
                                        (Registrant)


Date: 3/24/95             /s/ Alan P. Goldberg
      --------           -------------------------------------------
                         Alan P. Goldberg
                         President - Director


Date: 3/24/95             /s/ David J. Cunningham
      --------           -------------------------------------------
                         David J. Cunningham
                         Vice President and Chief Financial Officer
                         (Principal Accounting Officer)