Form 10-Q
period 1995-03-31
FIRST ALBANY COMPANIES INC
filed 1995-05-11
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


                                       Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                           For Quarter Ended March 31, 1995


                            Commission file number 0-14140


                      First Albany Companies Inc.
         (Exact name of registrant as specified in its charter)
                      New York                                22-2655804
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                      41 State Street, Albany, NY         12207
         (Address of principal executive offices)         (Zip Code)

                      (518) 447-8500
         (Registrant's telephone number, including area code)


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

   4,080,255 Shares of Common Stock were outstanding as of the close of business on May 1, 1995.

                  FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES






                                   FORM 10-Q

                                     INDEX


                                                                          PAGE

         Part I - Financial Information

                Item 1.  Financial Statements

                      Condensed Consolidated Statements of Financial
                            Condition at March 31, 1995 and
                            September 30, 1994............................   3

                      Condensed Consolidated Statements of Operations
                            for the Three Months and Six Months Ended
                            March 31, 1995 and March 25, 1994.............   4

                      Condensed Consolidated Statements of Cash Flows
                            for the Six Months Ended March 31, 1995
                            and March 25, 1994............................   5

                      Notes to Condensed Consolidated Financial
                      Statements........................................   6-7

                Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations.....................................  8-14

         Part II - Other Information

                Item 1.  Legal Proceedings...............................   15

                Item 5.  Management and Transactions
                         with Management.................................   15

                Item 6.  Exhibits and Reports on Form 8-K.............   15-17

                          FIRST ALBANY COMPANIES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

=============================================================================

                                     March 31,                September 30,
                                       1995                        1994
(In thousands of dollars)           (Unaudited)
- ------------------------------------------------------------------------------
Assets
    Cash and cash equivalents        $   2,949                 $    3,165
    Securities borrowed                244,333                    331,209
    Receivables from
       Brokers, dealers and
        clearing agencies                  744                      1,511
       Customers                        90,740                     96,830
       Others                            7,157                     18,358
       Securities owned                 50,609                     20,988
    Office equipment and leasehold
    improvements, net                    5,585                      5,151
    Other assets                         5,652                      5,537
- -----------------------------------------------------------------------------
Total assets                         $ 407,769                   $482,749
=============================================================================

Liabilities and Stockholders' Equity

Liabilities
    Short-term bank loans           $   43,211                $    38,921
    Securities loaned                  251,049                    329,478
    Payables to
       Brokers, dealers and
        clearing agencies                4,577                      5,077
       Customers                        47,079                     56,949
       Others                           12,061                      1,663
    Securities sold but not yet
     purchased                           5,061                      3,724
    Accounts payable                     1,441                      1,411
    Accrued compensation                 3,461                      9,149
    Accrued expenses                     3,336                      3,053
    Notes payable                        2,063                         94
- -----------------------------------------------------------------------------
Total liabilities                      373,339                    449,519
- -----------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity
    Common stock                            44                         44
    Additional paid-in-capital          16,489                     16,489
    Retained earnings                   19,990                     19,099
    Less treasury stock at cost         (2,093)                    (2,402)
- --------------------------------------------------------------------------------
Total stockholders' equity          $   34,430                $    33,230
- --------------------------------------------------------------------------------
Total liability and
  stockholders' equity              $  407,769                $   482,749
================================================================================
See  notes  to  the   condensed   consolidated   financial statements.


                          FIRST ALBANY COMPANIES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

========================================================================================================================

                                                         Three Months Ended                  Six Months Ended
(In thousands of dollars except for            March 31,        March 25,         March 31,         March 25,
per share and outstanding share amounts)         1995              1994             1995              1994
- ------------------------------------------------------------------------------------------------------------------------
Revenues
    Commissions                                $     7,338       $    8,016       $   13,925        $    16,876
    Principal transactions                          10,870            9,210            21,568            19,041
    Investment banking                               2,052            5,107             5,802            10,815
    Interest                                         5,811            3,297            12,048             7,077
    Fees and other                                   1,813            1,524             3,366             3,094
- ------------------------------------------------------------------------------------------------------------------------
Total revenues                                      27,884           27,154            56,709            56,903
     Interest expense                                4,173            2,133             8,724             4,561
- ------------------------------------------------------------------------------------------------------------------------
Net Revenues                                        23,711           25,021            47,985            52,342
- ------------------------------------------------------------------------------------------------------------------------
Expenses (excluding interest)
- ----------------------------------------------------------------------------------------------------------------------
    Compensation and benefits                       16,489           16,885            33,389            35,336
    Clearing, settlement and brokerage costs           508              453             1,001               983
    Communications and data processing               1,827            1,761             3,641             3,468
    Occupancy and depreciation                       1,685            1,413             3,278             2,746
    Selling                                          1,154            1,203             2,304             2,337
    Other                                            1,331            1,278             2,376             2,466
- ------------------------------------------------------------------------------------------------------------------------
Total expenses (excluding interest)                 22,994           22,993            45,989            47,336
- ------------------------------------------------------------------------------------------------------------------------
Income before income taxes                             717            2,028             1,996             5,006
- ------------------------------------------------------------------------------------------------------------------------
     Income tax expense                                205              820               641             2,036
- ------------------------------------------------------------------------------------------------------------------------
Net Income                                        $    512          $ 1,208          $  1,355          $  2,970
========================================================================================================================

Net income per common and common equivalent share:

     Primary<F1>*                                $    0.11          $   0.27         $     0.30        $   0.66
     Fully diluted<F1>*                               0.11              0.27               0.30            0.66
========================================================================================================================

Weighted average common and common equivalent shares outstanding:
     Primary<F1>*                                4,473,736        4,482,420         4,448,409         4,504,929
     Fully diluted<F1>*                          4,476,843        4,482,420         4,449,963         4,504,929
========================================================================================================================
Dividend per common share
outstanding                                      $    0.05       $     0.05        $    0.05        $     0.10
========================================================================================================================

<F1> *Adjusted to reflect May 1995 5% stock dividend and previous stock dividends.

 See  notes  to  the   condensed   consolidated   financial statements.



                          FIRST ALBANY COMPANIES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)
==============================================================================================================
                                                                                Six Months Ended
                                                                         March 31,            March 25,
(In thousands of dollars)                                                   1995                 1994
- --------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                            $    1,355            $   2,970
Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                                            1,098                  688
(Increase) decrease in operating assets:
     Securities purchased under agreement to resell                                               (5,074)
    Securities borrowed, net                                                                      (4,387)
     Net receivable from customers                                           (3,780)              13,068
     Net receivable from others                                                                     (260)
     Securities owned, net                                                  (28,284)             (19,830)
     Other assets                                                              (115)                 261
Increase (decrease) in operating liabilities:
     Securities sold under agreement to repurchase                                                 5,056
     Securities loaned, net                                                   8,447
     Net payable to brokers, dealers, and
       clearing agencies                                                        267                  407
     Net payable to others                                                   21,599
     Accounts payable and accrued expenses                                   (5,375)              (3,229)
- --------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                        (4,788)             (10,330)
- --------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of furniture, equipment,
       and leaseholds                                                        (1,532)                (856)
- --------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (1,532)                (856)
- --------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds (payments) of short-term bank loans                             4,290               10,550
     Payments of subordinated notes                                                               (2,250)
     Proceeds (payments) of notes payable                                     1,969                 (315)
     Payments for purchases of common stock
       for treasury                                                                               (1,073)
     Proceeds from issuance of common stock
       from treasury                                                            242                  332
     Dividends paid                                                            (397)                (365)
- --------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     6,104                6,879
- --------------------------------------------------------------------------------------------------------------
Increase (Decrease) in cash                                                    (216)              (4,307)
Cash at beginning of the year                                                 3,165                6,971
- --------------------------------------------------------------------------------------------------------------
Cash at end of period                                                  $     2,949          $      2,644
==============================================================================================================
Supplemental disclosures of cash flow information:
Income tax payments totaled $563 in 1995 and $2,139 in 1994.  Interest payments totaled $8,419 in 1995 and $4,625 in 1994.


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

2.   Receivables from Others

     Amounts receivable from others as of:
- --------------------------------------------------------------------------------
                                        March 31,                 September 30,
     (In thousands of dollars)            1995                        1994
================================================================================
     Adjustment to record securities owned on
         a trade date basis, net       $ 2,565                     $15,040
     Others                              4,592                       3,318
- --------------------------------------------------------------------------------
       Total                           $ 7,157                     $18,358
================================================================================

     Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the Statement of Financial Condition.

3.   Notes Payable

     Notes payable consist of:

     A note for $2,000,000, which is collateralized by fixed assets is payable in monthly payments of principal and interest of $65,005 commencing on May 1, 1995. If the interest rate changes (which is prime [9.00% at March 31, 1995] plus 1.5%), the amount of the monthly payment will change to reflect the new interest rate. The note matures April 1, 1998.

     An unsecured note for $62,500 is payable in quarterly installments of $15,625 plus interest at the prime rate (9.00% at March 31, 1995) plus 1/2%. The note matures March 25, 1996.

4.   Contingencies

     In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims. Certain of these are class actions which seek unspecified damages that could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely to result in adverse dispositions. Although further losses are possible, the opinion of management, based upon the advice of its attorneys and general counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

                          FIRST ALBANY COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                  (Continued)

5.   Stockholders' Equity

     On October 27, 1994, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the fourth quarter along with a 5% stock dividend. Both were payable on November 23, 1994 to shareholders of record on November 9, 1994.

     On January 24, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended December 31, 1994, payable on February 21, 1995 to shareholders of record on February 7, 1995.

     On April 22, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended March 31, 1995, along with a 5% stock dividend. Both are payable on May 22, 1995 to shareholders of record on May 8, 1995.

6.   Net Income Per Common and Common Equivalent Share

     Net income per common and common equivalent share for both the primary and fully diluted computation have been based upon the weighted average number of common shares and the dilutive common stock equivalents outstanding. The dilutive effect of the common stock equivalents was determined using the treasury stock method.

     Net income per common and common equivalent share, along with both the primary and fully dilutive weighted average common and common equivalent shares outstanding, have been adjusted to reflect all of the 5% stock dividends declared, including the 5% stock dividend declared on April 22, 1995, payable on May 22, 1995.

7.   Net Capital Requirements

     The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined in the Rule. As of March 31, 1995, the broker-dealer subsidiary had aggregate net capital, as defined, of $17,630,000--exceeding the required net capital by $15,765,000.

                          FIRST ALBANY COMPANIES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1995 VS. 1994

================================================================================
                                                        1995 vs.
                             Three Months Ended         1994         Percentage
                         March 31,        March 25,    Increase      Increase
(In thousands of dollars)  1995            1994       (Decrease)     (Decrease)
- --------------------------------------------------------------------------------
Revenues
   Commissions          $    7,338       $    8,016    $ (678)          (8)%
   Principal transactions   10,870            9,210     1,660           18%
   Investment banking        2,052            5,107    (3,055)         (60)%
   Interest income           5,811            3,297     2,514           76%
   Fees and others           1,813            1,524       289           19%
- --------------------------------------------------------------------------------
Total revenues              27,884           27,154       730            3%
   Interest expense          4,173            2,133     2,040           96%
- --------------------------------------------------------------------------------
Net Revenues                23,711           25,021    (1,310)          (5)%
- --------------------------------------------------------------------------------
Expenses (excluding interest)
  Compensation and benefits 16,489           16,885      (396)          (2)%
    Clearing, settlement
     and brokerage cost        508              453        55           12%
   Communications and
     data processing         1,827            1,761        66            4%
   Occupancy and
     depreciation            1,685            1,413       272           19%
   Selling                   1,154            1,203       (49)          (4)%
   Other                     1,331            1,278        53            4%
- --------------------------------------------------------------------------------
Total expenses
 (excluding interest)       22,994           22,993         1            0%
- --------------------------------------------------------------------------------
Income before income taxes     717            2,028    (1,311)         (65)%
- --------------------------------------------------------------------------------
   Income tax expense          205              820      (615)         (75)%
- --------------------------------------------------------------------------------
Net income                $    512         $  1,208   $  (696)         (58)%
================================================================================

Net interest income
   Interest income       $   5,811        $   3,297  $  2,514           76%
   Interest expense          4,173            2,133     2,040           96%
- --------------------------------------------------------------------------------
Net interest income      $   1,638        $   1,164  $    474           41%
================================================================================


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

Results of Operations

Three Month Period Ended March 31, 1995 and March 25, 1994

Net Income

     Net income for the quarter ended March 31, 1995 was $0.5 million or $0.11 per share compared to $1.2 million or $0.27 per share a year ago. Net revenues for the second quarter of fiscal year 1995 were $23.7 million compared to $25.0 million in the prior period. This decrease was a result of fewer offerings of municipal and corporate securities, which affected all business units. The decline in investment banking revenues was partially offset by an increase in principal transactions revenues, which was primarily a result of personnel upgrades in the municipal institutional sales group. Also, the firm has continued its investment in people and technology. These investments are critical for the firm's long-term success, but will have negative impact on short-term quarterly results.

Commissions

     Commission revenues decreased $0.7 million or 8% in this year's second quarter, resulting from a decrease in mutual funds commission revenues of $1.1 million or 37%. Commission revenues from listed transactions increased $0.4 million or 9%.

Principal Transactions

     Principal transactions increased $1.7 million or 18% in this year's second quarter. This increase was due to an increase in municipal bonds (primarily institutional) of $2.7 million, an increase in taxable fixed income securities of $0.2 million, a decrease in equity securities of $0.3 million, and a decrease in investment income of $0.9 million. The decrease in investment income was the result of an unrealized gain of $1.1 million recorded in the second quarter of fiscal 1994 due to the Company's investment in a firm which completed an initial public offering in February 1994.

Investment Banking

     Investment banking revenues decreased $3.1 million or 60% in this year's second quarter. Revenues from selling concessions decreased $1.9 million (equities decreased $1.4 million and municipal bonds decreased $0.5 million), underwriting fees decreased $0.1 million, and investment banking fees decreased $1.1 million (municipal finance fees decreased $0.5 million and corporate finance fees decreased $0.6 million).

Net Interest Income

     Net interest income increased $0.5 million or 41% due primarily to increased revenues from customer margin balances.

Compensation and Benefits

     Compensation and benefits decreased $0.4 million or 2%. Sales-related compensation decreased $1.5 million due primarily to the decrease in revenues, salaries increased $0.9 million, and benefits increased $0.2 million.

Income Taxes

     Income taxes decreased $0.6 million or 75% in this year's second quarter due to a decrease in pre-tax earnings. The Company's effective tax rate decreased to 29% from 40% as a result of an increased proportion of tax exempt income to income before taxes.


                          FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1995 VS. 1994

===============================================================================
                                                  1995 vs.
                         Six Months Ended         1994            Percentage
                         March 31,     March 25,  Increase         Increase
(In thousands of dollars)  1995          1994    (Decrease)       (Decrease)
- --------------------------------------------------------------------------------
Revenues
   Commissions           $ 13,925    $  16,876   $  (2,951)         (17)%
   Principal transactions  21,568       19,041       2,527           13%
   Investment banking       5,802       10,815      (5,013)         (46)%
   Interest income         12,048        7,077       4,971           70%
   Fees and others          3,366        3,094         272            9%
- --------------------------------------------------------------------------------
Total revenues             56,709       56,903        (194)           0%
   Interest expense         8,724        4,561       4,163           91%
- --------------------------------------------------------------------------------
Net Revenues               47,985       52,342      (4,357)          (8)%
- --------------------------------------------------------------------------------
Expenses (excluding interest)
   Compensation and
     benefits              33,389       35,336      (1,947)          (6)%
   Clearing, settlement
     and brokerage cost     1,001          983          18            2%
   Communications and
     data processing        3,541        3,468         173            5%
   Occupancy and
     depreciation           3,278        2,745         532           19%
   Selling                  2,304        2,337         (33)          (1)%
   Other                    2,376        2,466         (90)          (4)%
- --------------------------------------------------------------------------------
Total expenses
 (excluding interest)      45,989       47,336      (1,347)          (3)%
- --------------------------------------------------------------------------------
Income before income taxes  1,996        5,006      (3,010)         (60)%
- --------------------------------------------------------------------------------
   Income tax expense         641        2,036      (1,395)         (69)%
- --------------------------------------------------------------------------------
Net income                $ 1,355     $  2,970    $ (1,615)         (54)%
================================================================================

Net interest income
   Interest income        $ 12,048    $  7,077    $  4,971           70%
   Interest expense          8,724       4,561       4,163           91%
- --------------------------------------------------------------------------------
Net interest income       $  3,324   $   2,516   $     808           32%
================================================================================

Six Month Period Ended March 31, 1995 and March 25, 1994

Net Income

     Net income for the six months ended March 31, 1995 was $1.4 million or $0.30 per share compared to $3 million or $0.66 per share earned in last year's same six month period.

Commissions

     Commission revenues decreased $3 million or 17% in this year's first six months resulting from a decrease in mutual funds commission revenues of $2.7 million or 43%.

Principal Transactions

     Principal transactions increased $2.5 million or 13% in this year's first six months. This increase was due to an increase in municipal bonds (primarily institutional) of $5.4 million, a decrease in taxable fixed income securities of $1.6 million, a decrease in equity securities of $0.6 million, and a decrease in investment income of $0.5 million. The decrease in investment income was primarily the result of an unrealized gain of $1.1 million recorded in the second quarter of fiscal 1994 due to the Company's investment in a firm which completed an initial public offering in February 1994.

Investment Banking

     Investment banking revenues decreased $5 million or 46% in this year's six months. Revenues from selling concessions decreased $3.6 million (equities decreased $2.8 million while municipal bonds decreased $0.8 million), underwriting fees decreased $0.5 million (primarily equities), and investment banking fees decreased $0.9 million (corporate finance fees decreased $0.2 million, while municipal finance fees decreased $0.7 million).

Net Interest Income

     Net interest income increased $0.9 million or 32% due primarily to increased revenues from customer margin balances.

Compensation and Benefits

     Compensation and benefits decreased $1.9 million or 6%. Sales-related compensation decreased $4.1 million due primarily to the decrease in revenues, salaries increased $1.8 million, and benefits increased $0.4 million.

Occupancy and depreciation

     Occupancy and depreciation expense increased $0.5 million or 19% in this year's first six months primarily as a result of our increased investment in new automated systems.


Income Taxes

     Income taxes decreased $1.4 million or 69% in this year's first six months due to a decrease in pre-tax earnings. The Company's effective tax rate decreased to 32% from 41% as a result of an increased proportion of tax exempt interest income to income before taxes.

Liquidity and Capital Resources

     A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers secured by loaned securities and bank lines-of-credit. Securities borrowed and securities loaned will fluctuate due primarily to the current level of business activity in this area. Receivables from others decreased due primarily to a decrease in the adjustment to record securities owned on a trade date basis (See Note 3). Short-term bank loans and payables to others increased due primarily to an increase in securities owned. The Company's broker-dealer subsidiaries--First Albany Corporation and Northeast Brokerage Services Corp.--at March 31, 1995 were in compliance with the net capital requirements of the Securities and Exchange Commission (SEC) and had capital in excess of the minimum required.

     Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit--totaling $120,000,000 of which approximately $78,987,000 were unused as of March 31, 1995--will provide sufficient resources to meet present and reasonably foreseeable short-term financial needs.

     On October 27, 1994, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the fourth quarter along with a 5% stock dividend, both payable on November 23, 1994 to shareholders of record on November 9, 1994.

     On January 24, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended December 31, 1994, payable on February 21, 1995 to shareholders of record on February 7, 1995.

     On April 22, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended March 31, 1995, along with a 5% stock dividend. Both payable on May 22, 1995 to shareholders of record on May 8, 1995.

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

        A.   Annual meeting was held on March 7, 1995

        B.   Elected as Directors:

             George C. McNamee
             Alan P. Goldberg
             Daniel V. McNamee, III
             Robert F. Vagt
             J. Anthony Boeckh
             Honorable Hugh L. Carey
             Hugh A. Johnson, Jr.
             Benaree P. Wiley
             Charles L. Schwager

        C.   Other matters voted on at Annual Meeting

             1. Ratified the selection of Coopers & Lybrand L.L.P. as independent auditors of the Company for the fiscal year ending September 29, 1995.

 Item 5. Management and Transactions with Management.


             On March 12, 1995, Robert F. Vagt resigned as a Director of the Company.

 Item 6. Exhibits and Reports on Form 8-K.


         (a)      Exhibits.
                  (11) Statement Re:  Computations of per share earnings.
                  (27) Selected Financial Data Schedule BD

         (b)      Reports on Form 8-K.

            There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                                                SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                          First Albany Companies Inc.
                                                 (Registrant)

Date:   May 5, 1995                 /s/ Alan P. Goldberg
      -------------                 --------------------
                                    Alan P. Goldberg
                                    President/Director


Date:   May 5, 1995                 /s/ David J. Cunningham
      -------------                 -----------------------
                                    David J. Cunningham
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)