Form 10-Q
period 1995-06-30
FIRST ALBANY COMPANIES INC
filed 1995-08-10
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1995


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

                 4,310,356 Shares of Common Stock were outstanding as of the close of business on July 21, 1995.

                   FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                        PAGE

               Part I - Financial Information

                   Item 1. Financial Statements

                      Condensed Consolidated Statements of Financial
                          Condition at June 30, 1995 and
                          September 30, 1994......................        3

                      Condensed Consolidated Statements of Operations
                          for the Three Months and Nine Months Ended
                          June 30, 1995 and June 24, 1994.........        4

                      Condensed Consolidated Statements of Cash Flows
                          for the Nine Months Ended June 30, 1995
                          and June 24, 1994........................       5

                      Notes to Condensed Consolidated Financial
                          Statements...............................     6-7

                   Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations.................................    8-13

               Part II - Other Information

                   Item 1.  Legal Proceedings......................      14

                   Item 6.  Exhibits and Reports on Form 8-K.......   15-17

                           FIRST ALBANY COMPANIES INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
===============================================================================


                                            June 30,       September 30,
                                             1995               1994
       (In thousands of dollars)          (Unaudited)
-------------------------------------------------------------------------------
  Assets
       Cash and cash equivalents          $   3,123       $   3,165
       Cash and securities segregated
         under federal regs,                    300
       Securities borrowed                  314,189         331,209
       Receivables from
        Brokers, dealers and
           clearing agencies                  3,065           1,511
        Customers                            87,726          96,830
        Others                               12,703          18,358
        Securities owned                     44,496          20,988
       Office equipment and leasehold
         improvements, net                    5,768           5,151
       Other assets                           7,563           5,537
-------------------------------------------------------------------------------
  Total assets                            $ 478,933       $ 482,749
===============================================================================



  Liabilities and Stockholders' Equity

  Liabilities
       Short-term bank loans             $  35,513       $  38,921
       Securities loaned                   328,163         329,478
       Payables to
        Brokers, dealers and
           clearing agencies                 4,037           5,077
        Customers                           43,647          56,949
        Others                              12,910           1,663
       Securities sold but not
         yet purchased                       4,894           3,724
       Accounts payable                      1,584           1,411
       Accrued compensation                  6,664           9,149
       Accrued expenses                      4,130           3,053
       Notes payable                         1,969              94
-------------------------------------------------------------------------------
  Total liabilities                        443,511         449,519
-------------------------------------------------------------------------------
  Commitments and Contingencies

  Stockholders' Equity
       Common stock                      $      47       $      44
       Additional paid-in-capital           18,354          16,489
       Retained earnings                    18,966          19,099
       Less treasury stock at cost          (1,945)         (2,402)
-------------------------------------------------------------------------------
  Total stockholders' equity             $  35,422       $  33,230
-------------------------------------------------------------------------------
  Total liabilities and
         stockholders' equity            $ 478,933       $ 482,749
===============================================================================
See notes to the condensed consolidated financial statements.





                           FIRST ALBANY COMPANIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

================================================================================================================

                                                        Three Months Ended               Nine Months Ended
(In thousands of dollars except for            June 30,           June 24,        June 30,        June 24,
per share and outstanding share amounts)        1995               1994            1995            1994
----------------------------------------------------------------------------------------------------------------
  Revenues
       Commissions                            $   8,484           $   6,395       $  22,409       $  23,271
       Principal transactions                    11,408               8,526          32,976          27,567
       Investment banking                         4,039               3,426           9,841          14,241
       Interest                                   7,144               4,364          19,192          11,441
       Fees and other                             1,685               1,879           5,051           4,973
----------------------------------------------------------------------------------------------------------------
  Total revenues                                 32,760              24,590          89,469          81,493
       Interest expense                           5,681               2,842          14,405           7,404
----------------------------------------------------------------------------------------------------------------
  Net revenues                                   27,079              21,748          75,064          74,089
----------------------------------------------------------------------------------------------------------------
  Expenses (excluding interest)
----------------------------------------------------------------------------------------------------------------
       Compensation and benefits                 18,459              14,640          51,849          49,976
       Clearing, settlement and
         brokerage costs                            609                 484           1,610           1,467
       Communications and data processing         2,037               1,830           5,678           5,298
       Occupancy and depreciation                 1,699               1,453           4,977           4,198
       Selling                                    1,166               1,277           3,469           3,614
       Other                                      1,524               1,228           3,900           3,694
----------------------------------------------------------------------------------------------------------------
  Total expenses (excluding interest)            25,494              20,912          71,483          68,247
----------------------------------------------------------------------------------------------------------------
  Income before income taxes                      1,585                 836           3,581           5,842
----------------------------------------------------------------------------------------------------------------
       Income tax expense                           592                 298           1,234           2,334
----------------------------------------------------------------------------------------------------------------
  Net income                                  $     993           $     538       $   2,347       $   3,508
================================================================================================================
  Net income per common and
       common equivalent share:
        Primary                               $    0.22           $    0.12       $    0.53       $    0.78
        Fully diluted                              0.22                0.12            0.53            0.78
================================================================================================================
  Weighted average common
       and common equivalent
       shares outstanding:
        Primary                               4,504,799           4,419,798       4,467,205       4,476,552
        Fully diluted                         4,504,799           4,419,798       4,468,241       4,476,552
================================================================================================================
  Dividend per common share outstanding
                                              $    0.05           $    0.05       $    0.10       $   0.10
================================================================================================================
See notes to the condensed consolidated financial statements.



                           FIRST ALBANY COMPANIES INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
======================================================================================
                                                                Nine Months Ended
                                                           June 30,          June 24,
         (In thousands of dollars)                          1995              1994
--------------------------------------------------------------------------------------
  Cash flows from operating activities:
   Net income                                            $   2,347         $   3,508
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                            1,687             1,066
  (Increase) decrease in operating assets:
    Cash and securities segregated under federal regs.        (300)              250
    Securities purchased under agreement to resell                             2,806
    Net receivable from customers                           (4,198)          (15,262)
    Net receivables from others                                              (17,138)
    Securities owned, net                                  (22,338)              503
    Other assets                                            (2,026)            2,194
  Increase (decrease) in operating liabilities:
    Securities loaned, net                                  15,705               462
    Net payable to brokers, dealers, and
      clearing agencies                                     (2,594)             (640)
    Net payable to others                                   16,902
    Securities sold under agreement to repurchase                             (2,825)
    Accounts payable and accrued expenses                   (1,235)           (3,045)
--------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities        3,950           (28,121)
--------------------------------------------------------------------------------------
  Cash flows from investing activities:
    Purchase of furniture, equipment, and leaseholds        (2,304)           (2,184)
--------------------------------------------------------------------------------------
  Net cash used in investing activities                     (2,304)           (2,184)
--------------------------------------------------------------------------------------
  Cash flows from financing activities:
    Proceeds (payments) of short-term bank loans            (3,408)           31,100
    Payments of subordinated notes                                            (2,250)
    Proceeds (payments) of notes payable                     1,875              (347)
    Proceeds from issuance of common stock from treasury       242               332
    Purchase of treasury stock                                                (1,073)
    Proceeds from issuance of restricted stock                 203               137
    Dividends paid                                            (600)             (550)
--------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities       (1,688)           27,349
--------------------------------------------------------------------------------------
  Decrease in cash                                             (42)           (2,956)
  Cash at beginning of the year                              3,165             6,971
--------------------------------------------------------------------------------------
  Cash at end of period                                  $   3,123         $   4,015
======================================================================================
Supplemental disclosures of cash flow information:  Income tax payments totaled
$831 in 1995 and $2,170 in 1994.  Interest payments totaled $13,317 in 1995 and $7,128 in 1994.


          See notes to the condensed consolidated financial statements.

                           FIRST ALBANY COMPANIES INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

       1.Basis of Presentation

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

       2.Receivables from Others

         Amounts receivable from others as of:
      --------------------------------------------------------------------------
                                          June 30,      September 30,
       (In thousands of dollars)            1995           1994
      ==========================================================================
         Adjustment to record
          securities owned on
          a trade date basis, net         $ 8,080       $15,040
         Others                             4,623       $ 3,318
      --------------------------------------------------------------------------
         Total                            $12,703       $18,358
      ==========================================================================

         Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the Statement of Financial Condition.

       3.Notes Payable

         Notes payable consist of:

            A note for $1,906,340, which is collateralized by fixed assets, is payable in monthly payments of principal and interest of $65,005 which commenced on May 1, 1995. If the interest rate changes (which is prime [9.00% at June 30, 1995] plus 1.5%), the amount of the monthly payment will change to reflect the new interest rate. The note matures April 1, 1998.

         An unsecured note for $62,500 is payable in quarterly installments of $15,625 plus interest at the prime rate (9.00% at June 30, 1995) plus 1/2%. The note matures March 25, 1996.

       4.Contingencies

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

                           FIRST ALBANY COMPANIES INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   (Continued)

       5.Stockholders' Equity

         On October 27, 1994, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the fourth quarter, ended September 30, 1994, along with a 5% stock dividend. Both were payable on November 23, 1994, to shareholders of record on November 9, 1994.

         On January 24, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended December 31, 1994, payable on February 21, 1995, to shareholders of record on February 7, 1995.

         On April 22, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended March 31, 1995, along with a 5% stock dividend. Both are payable on May 22, 1995, to shareholders of record on May 8, 1995.

         On July 27, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the third quarter, ended June 30, 1995, payable on August 24, 1995, to shareholders of record on August 10, 1995.

       6.Net Income Per Common and Common Equivalent Share

         Net income per common and common equivalent share for both the primary and fully diluted computation have been based upon the weighted average number of common shares and the dilutive common stock equivalents outstanding. The dilutive effect of the common stock equivalents was determined using the treasury stock method.

         Net income per common and common equivalent share, along with both the primary and fully dilutive weighted average common and common equivalent shares outstanding, have been adjusted to reflect all of the 5% stock dividends declared, including the 5% stock
       dividend declared in July 1995, payable on        1995.

       7.Net Capital Requirements

         The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined by the Rule. As of June 30, 1995, the broker-dealer subsidiary had aggregate net capital, as defined, of $17,295,000 --- exceeding the required net capital by $15,439,000.



                           FIRST ALBANY COMPANIES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1995 VS. 1994
=============================================================================================================
                                                                                1995 vs.
                                                      Three Months Ended        1994          Percentage
                                                    June 30,      June 24,      Increase      Increase
       (In thousands of dollars)                     1995          1994        (Decrease)    (Decrease)
-------------------------------------------------------------------------------------------------------------

  Revenues
       Commissions                                  $  8,484      $  6,395      $  2,089          33%
       Principal transactions                         11,408         8,526         2,882          34%
       Investment banking                              4,039         3,426           613          18%
       Interest income                                 7,144         4,364         2,780          64%
       Fees and others                                 1,685         1,879          (194)        (10)%
-------------------------------------------------------------------------------------------------------------
  Total revenues                                      32,760        24,590         8,170          33%
       Interest expense                                5,681         2,842         2,839         100%
-------------------------------------------------------------------------------------------------------------
  Net revenues                                        27,079        21,748         5,331          25%
-------------------------------------------------------------------------------------------------------------
  Expenses (excluding interest)
       Compensation and benefits                      18,459        14,640         3,819          26%
       Clearing, settlement and
         brokerage cost                                  609           484           125          26%
       Communications and
         data processing                               2,037         1,830           207          11%
       Occupancy and depreciation                      1,699         1,453           246          17%
       Selling                                         1,166         1,277          (111)         (9)%
       Other                                           1,524         1,228           296          24%
-------------------------------------------------------------------------------------------------------------
  Total expenses (excluding interest)                 25,494        20,912         4,582          22%
-------------------------------------------------------------------------------------------------------------
  Income before income taxes                           1,585           836           749          90%
-------------------------------------------------------------------------------------------------------------
       Income tax expense                                592           298           294          99%
-------------------------------------------------------------------------------------------------------------
  Net income                                        $    993      $    538      $    455          85%
=============================================================================================================

  Net interest income
       Interest income                              $  7,144      $  4,364      $  2,780          64%
       Interest expense                                5,681         2,842         2,839         100%
-------------------------------------------------------------------------------------------------------------
  Net interest income                               $  1,463      $  1,522      $    (59)         (4)%
=============================================================================================================

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

       Results of Operations

       Three Months Periods Ended June 30, 1995 and June 24, 1994

       Net Income

            Net income for the quarter ended June 30, 1995, was $1.0 million or $0.22 per share compared to $0.5 million or $0.12 per share a year ago. This quarter's gain reflects our momentum in technology underwriting and research, stronger institutional revenues in both equities and municipals, and a double-digit year-over-year gain in our retail business.

       Commissions

         Commission revenues increased $2.1 million or 33% in this year's third quarter, resulting primarily from listed and over-the-counter agency stock commissions which showed a gain of $2.0 million or 50%.

       Principal Transactions

         Principal transactions increased $2.9 million or 34% in this year's third quarter. This increase was comprised of an increase in equity securities of $1.3 million and an increase in municipal bonds of $1.4 million.

       Investment Banking

         Investment banking revenues increased $0.6 million or 18% in this year's third quarter. Revenues from selling concessions were up $0.2 million (equities increased $0.5 million while municipals decreased $0.3 million), as were underwriting fees (up $0.2 million which was from primarily municipal bonds), and investment banking fees increased $0.2 million (primarily corporate finance fees).

                           FIRST ALBANY COMPANIES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1995 VS. 1994


       Compensation and Benefits

         Compensation and benefits increased $3.8 million or 26% due primarily to revenues. Sales-related compensation increased $2.8 million, salaries increased $0.9 million, and benefits increased $0.1 million.



                           FIRST ALBANY COMPANIES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1995 VS. 1994
==================================================================================================
                                                                     1995 vs.
                                           Nine Months Ended         1994            Percentage
                                         June 30,     June 24,       Increase        Increase
       (In thousands of dollars)           1995         1994        (Decrease)      (Decrease)
--------------------------------------------------------------------------------------------------
  Revenues
       Commissions                       $ 22,409    $ 23,271        $   (862)           (4)%
       Principal transactions              32,976      27,567           5,409            20%
       Investment banking                   9,841      14,241          (4,400)          (31)%
       Interest income                     19,192      11,441           7,751            68%
       Fees and others                      5,051       4,973              78             2%
--------------------------------------------------------------------------------------------------
  Total revenues                           89,469      81,493           7,976            10%
       Interest expense                    14,405       7,404           7,001            95%
--------------------------------------------------------------------------------------------------
  Net revenues                             75,064      74,089             975             1%
--------------------------------------------------------------------------------------------------
  Expenses (excluding interest)
       Compensation and benefits           51,849      49,976           1,873             4%
       Clearing, settlement and
         brokerage cost                     1,610       1,467             143            10%
       Communications and
         data processing                    5,678       5,298             380             7%
       Occupancy and depreciation           4,977       4,198             779            19%
       Selling                              3,469       3,614            (145)           (4)%
       Other                                3,900       3,694             206             6%
--------------------------------------------------------------------------------------------------
  Total expenses (excluding interest)      71,483      68,247           3,236             5%
--------------------------------------------------------------------------------------------------
  Income before income taxes                3,581       5,842          (2,261)          (39)%
--------------------------------------------------------------------------------------------------
       Income tax expense                   1,234       2,334          (1,100)          (47)%
--------------------------------------------------------------------------------------------------
  Net income                             $  2,347    $  3,508        $ (1,161)          (33)%
==================================================================================================

  Net interest income
       Interest income                   $ 19,192    $ 11,441        $  7,751            68%
       Interest expense                    14,405       7,404           7,001            95%
--------------------------------------------------------------------------------------------------
  Net interest income                    $  4,787    $  4,037        $    750            19%
==================================================================================================

                           FIRST ALBANY COMPANIES INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


       Nine Months Period Ended June 30, 1995 and June 24, 1994

       Net Income

         Net income for the nine months ended June 30, 1995, was $2.3 million or $0.53 per share compared to $3.5 million or $0.78 per share earned in last year's same nine month period.

       Commissions

         Commission revenues decreased $0.9 million or 4% in this year's nine months. This decrease was comprised primarily of a decrease in mutual funds commission revenues of $2.6 million or 32% offset by an increase in listed and over-the-counter agency stock commissions of $1.7 million or 4%.

       Principal Transactions

         Principal transactions increased $5.4 million or 20% in this year's nine months. This increase was comprised of higher municipal bond revenues of $6.7 million and a decrease in taxable fixed income securities of $1.3 million.

       Investment Banking

         Investment banking revenues decreased $4.4 million or 31% in this year's nine months. Revenues from selling concessions decreased $3.4 million (equities decreased $2.3 million, and municipal bonds decreased $1.1 million), underwriting fees decreased $0.2 million (municipal bonds increased $0.7 million, while equities decreased $0.9 million), and investment banking fees decreased $0.7 million (primarily municipal finance fees).

       Net Interest Income

         Net interest income increased $0.8 million due primarily to increased revenues from customer margin balances.

       Compensation and Benefits

         Compensation and benefits increased $1.8 million or 4%. Sales-related compensation decreased $1.4 million, salaries increased $2.7 million, and benefits increased $0.5 million.

       Occupancy and depreciation

         Occupancy and depreciation expense increased $0.8 million or 19% in this year's first nine months primarily as a result of our increased investment in new automated systems.

       Income Taxes

         Income taxes decreased $1.1 million or 47% in this year's first nine months due to a decrease in pre-tax earnings. The Company's effective tax rate decreased to 34% from 40% as a result of an increased proportion of tax exempt interest income to income before taxes.

                           FIRST ALBANY COMPANIES INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


       Liquidity and Capital Resources

         A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers secured by loaned securities and bank lines-of-credit. Securities borrowed and securities loaned will fluctuate due primarily to the current level of business activity in this area. Receivables from others decreased due primarily to a decrease in the adjustment to record securities owned on a trade date basis (See
       Note 2). Payables to others increased due primarily to an increase in securities owned. The Company's broker-dealer subsidiaries--- First Albany Corporation and Northeast Brokerage Services Corp.---at June 30, 1995 were in compliance with the net capital requirements of the Securities and Exchange Commission (SEC); and had capital in excess of the minimum required.

            Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit---totaling $120,000,000 of which approximately $84,488,000 were unused as of June 30, 1995---will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

            On October 27, 1994, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the fourth quarter, ended September 30, 1994, along with a 5% stock dividend, both payable on November 23, 1994, to shareholders of record on November 9, 1994.

            On January 24, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended December 31, 1994, payable on February 21, 1995, to shareholders of record on February 7, 1995.

            On April 22, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended March 31, 1995, along with a 5% stock dividend. Both payable on May 22, 1995 to shareholders of record on May 8, 1995.

            On July 27, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the third quarter, ended June 30, 1995, payable on August 24, 1995 to shareholders of record on August 10, 1995.

            The Company believes that funds provided by operations will also provide sufficient resources to fund the acquisition of office equipment and leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.

                            Part II Other Information

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

        Item 6. Exhibits and Reports on Form 8-K.


            (a)  Exhibits.
                 (11) Statement Re:  Computations of per share earnings.
                 (27) Selected Financial Data Schedule BD

            (b)  Reports on Form 8-K.

                 There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                                    SIGNATURES



       Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         First Albany Companies Inc.
                                  (Registrant)


       Date:  August 3, 1995            /s/ Alan P. Goldberg
            ----------------            --------------------
                                        Alan P. Goldberg
                                        President/Director


       Date:  August 3, 1995            /s/ David J. Cunningham
            ----------------            -----------------------
                                        David J. Cunningham
                                        Vice President and
                                        Chief Financial Officer
                                       (Principal Accounting Officer)