Form 10-K
period 1995-09-29
FIRST ALBANY COMPANIES INC
filed 1995-12-22
CIK 782842

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For the fiscal year ended September 29, 1995      Commission file number 014140

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

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
Title of each class                                         which registered
        none                                                     none

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of December 14, 1995, 4,530,378 shares, par value $.01 per share, were outstanding. The aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the closing price of Registrant's shares as reported on the NASDAQ system on December 14, 1995, which was $10.25) was approximately $28,434,848.

                   DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit index is included on pages 37 through 39.
Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part
III. Total number of pages in this document - 41.

                                 Part I

Item 1.  Business

First Albany Companies Inc. (the Company), through its wholly owned subsidiary First Albany Corporation (First Albany), conducts an investment banking business with brokerage activity centered in New York and New England. The primary business includes securities brokerage for individual and institutional customers, and market-making and trading of corporate, government, and municipal securities. In addition, First Albany underwrites and distributes municipal and corporate securities, provides securities clearance activities for other brokerage firms, and offers financial advisory services to its customers. Another of the Company's subsidiaries is First Albany Asset Management Corporation ("Asset Management"). Under management agreements, Asset Management serves as investment manager to individual and institutional customers. Asset Management also serves as a sub-advisor under contract to the Victory Fund for Income, a mutual fund registered under the Investment Company Act of 1940. Asset Management directs the investment of the customer and mutual fund assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and continuous supervision of the portfolios.

Brokerage services to retail and institutional customers are provided through First Albany's salesforce of Investment Executives and Institutional Salespeople. First Albany believes that Investment Executives and Institutional Salespeople are a key factor to the success of its business. Over the last five years, the number of full-time Investment Executives and Institutional Salespeople has grown from approximately 221 to 291, many of whom joined First Albany after previous associations with national brokerage firms.

First Albany has organized its business to focus on and serve the needs and financial/capital requirements of institutions, individuals, corporations, and municipalities. As investment bankers, First Albany is positioned to advise, manage, and conduct a variety of activities as requested including underwritings, initial and secondary offerings, advisory services, mergers and acquisitions, and private placements. As a brokerage firm, First Albany offers customers a full array of investment opportunities.

First Albany operates a total of 29 Retail, Institutional, and Investment Banking offices in 9 states. First Albany's executive office and largest sales office are both located in Albany, New York.

First Albany is a member of the New York Stock Exchange, Inc. ("NYSE"), the American Stock Exchange, Inc. ("ASE"), and the Boston Stock Exchange, Inc. ("BSE") and is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"). First Albany is also a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"), which insures customer funds and securities deposited with a broker-dealer up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. First Albany has obtained additional coverage of $24,500,000 per account from National Union, a wholly owned subsidiary of American International Group (AIG), America's largest commercial insurer. Both companies are rated A+15 (highest rating) by A.M. Best.

Sources of Revenues

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows:


                                           Years Ended
--------------------------------------------------------------------------------
                    September 29, 1995   September 30, 1994   September 24, 1993
--------------------------------------------------------------------------------
                    Amount     Percent   Amount     Percent   Amount     Percent
--------------------------------------------------------------------------------
                                    (In thousands of dollars)

Securities commissions:
  Listed            $  17,852    14.5%    $  14,201   13.2%   $  14,219    13.9%
  Over-the-counter      4,395     3.6         3,588    3.3        3,290     3.2
  Options               1,240     1.0           911    0.8          851     0.8
  Mutual funds          8,228     6.7        10,586    9.8       10,334    10.1
  Other                   174     0.1           267    0.3          190     0.2
--------------------------------------------------------------------------------
    Sub-total          31,889    25.9        29,553   27.4       28,884    28.2

Principal transactions 43,198    35.1        36,167   33.6       34,857    34.0
Investment banking     14,625    11.9        19,164   17.8       23,265    22.7
Clearing revenues       1,059     0.8         1,151    1.1        1,102     1.1
Fees and other          6,155     5.0         5,427    5.0        4,799     4.7
--------------------------------------------------------------------------------
    Total operating
    revenues           96,926    78.7        91,462   84.9       92,907    90.7
--------------------------------------------------------------------------------
Interest income        26,173    21.3        16,222   15.1        9,483     9.3
--------------------------------------------------------------------------------
   Total revenues    $123,099   100.0%     $107,684  100.0%     102,390   100.0%
================================================================================


Securities Commissions

In executing customers' orders to buy or sell listed securities and securities in which it does not make a market, First Albany generally acts as an agent and charges a commission.

Principal Transactions

First Albany buys and maintains inventories of municipal debt, corporate debt, and equity securities as a "market maker" for sale of those securities to other dealers and to customers. A staff of 46 traders, underwriters, and assistants manages First Albany's inventory of securities. First Albany Investment Executives work directly with these traders. As of September 29, 1995, First Albany made a market in 291 common stocks quoted on National Association of Securities Dealers Automated Quotation ("NASDAQ") and other less actively traded securities. First Albany also trades municipal bonds and taxable debt obligations, including U.S. Treasury bills, notes, and bonds, U.S. Government agency notes and bonds, bank certificates of deposit, mortgage-backed securities, and corporate obligations. Principal transactions have been a significant source of revenue and should continue to be so in the future. Continuation of these activities depends on the availability of sufficient capital and the services of highly skilled traders, Investment Executives, and Institutional Salespeople.

The majority of revenues derived from principal transactions are on a "riskless" basis. In fiscal 1995, First Albany added an institutional municipal risk trading operation in which inventory positions are hedged by highly liquid future contracts. Most of the inventory positions are carried for the purpose of generating sales by the retail and institutional salesforce.

First Albany's trading activities require the commitment of capital and may place First Albany's capital at risk. Profits and losses are dependent upon the skill of traders, price movement, trading activity, and the size of inventories.

In executing customers' orders to buy or sell in the over-the-counter market in a security in which it makes a market, First Albany may sell to or purchase from its customers at a price which is substantially equal to the current interdealer market price, plus or minus a markup or markdown. Alternatively, First Albany may act as an agent, executing a customer's purchase or sale order with another broker-dealer, who acts as a market maker, at the best inter-dealer market price available and charging a commission.

The following table sets forth the highest, lowest, and average month-end inventories (including the net of securities owned and securities sold, but not yet purchased) for fiscal 1995 by securities category where First Albany acted as principal.

                               Highest             Lowest          Average
                              Inventory           Inventory       Inventory
--------------------------------------------------------------------------------
                                          (In thousands of dollars)
  State and municipal bonds     $ 44,314            $  7,945        $ 26,349
  Corporate obligations           12,873               1,677           4,490
  Corporate stocks                 3,511              (2,421)          1,903
  U.S. Government and federal
     agencies obligations          6,119                 693           3,384




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


                                   Corporate Stock and Bond Offerings
                                   ----------------------------------

                     Managed or Co-Managed            Syndicate Participations
                     ---------------------            ------------------------
      Fiscal         Number of     Amount of        Number of         Amount of
      Year            Issues       Offering       Participations   Participation
      ------         ---------     ---------      --------------   -------------
                                     (In thousands of dollars)
      1995              13         $ 514,583            203            $ 227,170
      1994              13           483,814            334              349,723
      1993               3           158,300            344              366,314
      1992               4           212,451            322              130,938
      1991               1             7,650            159               51,677



                                       Tax-Exempt Bond Offerings
                                       -------------------------

                      Managed or Co-Managed             Syndicate Participations
     Fiscal        Number of           Dollar        Number of            Dollar
     Year          Issues              Amount        Participations       Amount
     ------        ---------           ------        --------------       ------
                                        (In thousands of dollars)
     1995             113        $ 12,235,469              222      $  1,362,845
     1994             123          14,744,502              332         1,598,182
     1993             171          18,379,821              349         1,741,206
     1992             179          14,482,448              328         1,137,423
     1991              89          14,933,761              332           886,069

Participation in an underwriting syndicate or selling group involves both economic and regulatory risks. An underwriter or selling group member may incur losses if it is forced to resell the securities it is committed to purchase at less than the agreed-upon purchase price. In addition, under the federal securities laws, other statutes, and court decisions with respect to underwriters' liabilities and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting or selling commitments constitute a charge against net capital and First Albany's underwriting or selling commitments may be limited by the requirements that it must at all times be in compliance with the net capital rule. See "Net Capital Requirements."

Interest

First Albany derives interest income primarily from the financing of customer margin loans, securities lending activities, and securities owned.

Customers' securities transactions are effected on either a cash or margin basis. In margin transactions, First Albany extends credit, which is collateralized by securities and cash in the customer's account, to the customer. In accordance with Federal Reserve Bank regulations, NYSE regulations, and internal policy, First Albany earns interest income as a result of charging customers at a rate of up to 2% over the brokers' call rate.

During the past several years, cash balances in customers' accounts have been a source of funds to finance customers' margin account debit balances. SEC regulations restrict the use of customers' funds by broker-dealers by providing generally that free credit balances and funds derived from pledging and lending customers' securities are to be used only to finance customers' margin account debit balances, and, to the extent not so used, the funds must be deposited in a special reserve bank account for the exclusive benefit of customers. The regulations also require broker-dealers, within designated periods of time, to obtain physical possession or control of and to segregate customers' fully paid and excess margin securities.

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

The volume of transactions handled by the operations staff fluctuates substantially. The monthly number of purchase and sale transactions processed for the periods indicated were as follows:

                                          Number of Monthly
                                          Transactions
                                          -----------------
Fiscal Year                      High             Low           Average
-----------                      ----             ---           -------
    1995                       71,407          44,409            54,254
    1994                       58,245          40,537            47,257
    1993                       51,745          37,276            43,409
    1992                       43,068          30,907            36,346
    1991                       38,744          20,800            31,434


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

In addition to processing its own customer transactions, First Albany processes, for a fee, the transactions of other brokerage firms whose customer accounts are carried on a fully disclosed basis with all security positions, margin accounts receivable, and credit balances reflected on the books and records of First Albany.

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

Research

First Albany maintains a professional staff of equity analysts. Research is focused on six industry sectors: technology, health care, financial services, energy, utilities, and basic industry. First Albany employs 16 analysts and 12 research assistants who support First Albany's institutional and retail brokerage and corporate finance activities.

In fiscal 1995, First Albany enlarged the scope ofits research in the technology sector by entering into a strategic alliance with the META Group, Inc. (META). META, an independent market assessment company, provides research and analysis of developments and trends in information technology (IT) including computer hardware, software, communications and related information technology industries to both IT users and IT vendors. The alliance with META enables First Albany to provide its investors with insights drawn from META's analysis of technology trends, user experience, and vendor pricing and negotiating tactics.

Research services include review and analysis of the economy; general market conditions; technology trends, industries and specific companies via both fundamental and technical analyses; recommendations of specific action with regard to industries and specific companies; review of customer portfolios; preparation of research reports which are provided to retail and institutional customers; and responses to inquiries from customers and Investment Executives. In addition, First Albany purchases outside research services including economic reports, charts, data bases, company analyses, and technical analyses.

Retail Business

Revenues from First Albany's retail brokerage activities are a substantial portion of First Albany's business and are generated through customer purchases and sales of stocks, bonds, mutual funds, and other investment products. For the fiscal years 1995, 1994, and 1993, these revenues accounted for approximately 53%, 54%, and 49% of net revenues, respectively.

Institutional Business

Revenues generated from securities transactions with major institutions in fiscal 1995, 1994, and 1993 accounted for approximately 31%, 29%, and 30% of net revenues, respectively. Institutional revenues are derived from sales of taxexempt securities, taxable debt obligations, and equities, and are serviced by 83 Institutional Salespeople. First Albany Retail Investment Executives cover most of the regional institutions.

Municipal Bond Business

First Albany considers its expertise in municipal bonds to be one of its major strengths. The tax-exempt department consists of 49 professionals and offers a broad range of services, including primary market underwriting, secondary market trading, institutional sales, sales liaison with branches, portfolio analysis, credit analysis, investment banking services, and financial advisory services.

Sales revenues from all secondary market tax-exempt products were $12.9 million in fiscal 1995, $8.95 million in fiscal 1994, and $7.5 million in fiscal 1993.

Employees

At September 29, 1995, the Company had 669 full-time employees, of which 193 were Retail Investment Executives, 98 were Institutional Salespeople and Institutional Traders, 129 were in branch sales support, 27 were in home office sales support, 60 were in other revenue producing positions, 60 were in operations, and 102 were in other support and administrative functions.

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

Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of brokerdealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. First Albany is currently registered as a broker-dealer in 49 states and the District of Columbia.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker dealers, capital structure of securities firms, recordkeeping, and conduct of directors, officers, and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, self regulatory organizations, and state security regulators may conduct administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.

Net Capital Requirements

As a broker-dealer and member of the NYSE, First Albany is subject to the Uniform Net Capital Rule promulgated by the SEC. The rule is designed to measure the general financial condition and liquidity of a broker-dealer; therefore, it imposes a minimum net capital requirement deemed necessary to meet the broker-dealer's continuing commitments to its customers.

A broker-dealer may be required to reduce its business and to restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances; it may be prohibited from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances; and it will be subject to closer supervision by the NYSE if its net capital is less than 6% of aggregate debit balances. Compliance with the Net Capital Rule may limit those operations of a firm such as First Albany which require the use of its capital for purposes such as maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Net capital and aggregate debit balances change from day to day and, at September 29, 1995, First Albany's net capital was $17,178,000 which was 18% of its aggregate debit balances (2% minimum requirement) and $15,303,000 in excess of required minimum net capital.

Item 2.  Properties

The Company has a total of 29 Retail, Institutional, and Investment Banking offices in 9 states, all of which are leased or rented. The Company's executive offices are currently located at 41 State Street, Albany, New York. The order entry, trading, investment banking, research, data processing, operations, and accounting activities are centralized in the Albany office. During 1996, these offices will be relocated to 30 South Pearl Street, Albany, New York. The offices at 30 South Pearl Street will be operated under a lease which currently expires in the year 2002. All other offices are subject to lease or rental agreements which, in the opinion of management, are sufficient to meet the needs of the Company.


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


Item 4.  Submission of Matters to a Vote of Security Holders.
          None.

                                 PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company's common stock has traded on the Nasdaq Stock Market under the symbol "FACT." As of December 14, 1995, there were approximately 875 holders of record of the Company's common stock. The following table sets forth the high and low bid quotations for the common stock as adjusted for subsequent stock dividends, along with cash dividends during each quarter for the fiscal years ended:

September 29, 1995        Quarters Ended
------------------        --------------
Stock Price Range         Dec. 31     Mar. 31     June 30     Sept. 29
-----------------         -------     -------     -------     --------
        High              $7 1/4      $7 5/8       $8          $8 3/4
        Low               $6 1/4      $6 1/2       $7 1/8      $7 1/8

Cash Dividend
 per Share                $   .05     $   .05      $   .05     $   .05


September 30, 1994        Quarters Ended
------------------        --------------
Stock Price Range         Dec. 31     Mar. 25     June 24     Sept. 30
-----------------         -------     -------     -------     --------
        High              $7 1/2      $7 1/2       $7 1/2      $6 7/8
        Low               $6 1/4      $6 3/4       $6 3/8      $5 3/4

Cash Dividend
 per Share                $   .05     $   .05      $   .05     $   .05


The Board of Directors has from time to time authorized the Company to repurchase shares of its common stock either in the open market or otherwise. After the 5% common stock dividend declared on October 26, 1995, the total number of treasury shares was 365,739. When appropriate, the Company will consider making additional purchases.

During fiscal 1995, the Company declared and paid four quarterly cash dividends totaling $.20 per share of common stock, along with declaring and issuing two 5% common stock dividends. During fiscal 1994, the Company also declared and paid four quarterly cash dividends totaling $.20 per share of common stock, along with declaring and issuing two 5% common stock dividends.

On October 26, 1995, subsequent to the period reflected in this report, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share along with a 5% common stock dividend, both payable on November 8, 1995, to shareholders of record on November 22, 1995.

Item 6.  Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.

                           First Albany Companies Inc.
                           FIVE YEAR FINANCIAL SUMMARY
                           ---------------------------
              (In thousands of dollars except per share amounts)

                          Sept. 29,  Sept. 30,  Sept. 24,  Sept. 25,  Sept. 27,
For the years ended           1995       1994       1993       1992       1991
-------------------       --------   --------   --------   --------   --------
 Operating Results
Revenues:
  Commissions             $ 31,889   $ 29,553   $ 28,884   $ 24,569   $ 19,445
  Principal transactions    43,198     36,167     34,857     31,405     28,443
  Investment banking        14,625     19,164     23,265     16,065      8,051
  Fees and other             7,214      6,578      5,901      4,782      4,593
--------------------------------------------------------------------------------
  Operating revenues        96,926     91,462     92,907     76,821     60,532
  Interest income           26,173     16,222      9,483      8,999     12,047
--------------------------------------------------------------------------------
  Total revenues           123,099    107,684    102,390     85,820     72,579
  Interest expense          19,904     10,467      5,257      5,078      8,697
--------------------------------------------------------------------------------
  Net revenues             103,195     97,217     97,133     80,742     63,882
--------------------------------------------------------------------------------

Expenses Excluding Interest:
  Compensation
    and benefits            71,064     65,513     64,388     51,558     40,881
  Clearing, settlement
    and brokerage costs      2,258      1,894      1,981      1,978      2,120
  Communications and data
    processing               7,794      7,198      6,209      5,213      4,770
  Occupancy and
    depreciation             6,660      5,710      5,395      5,130      5,130
  Selling                    4,817      4,779      4,152      3,410      2,565
  Other                      5,382      4,755      6,242      4,534      4,831
--------------------------------------------------------------------------------
  Total expenses excluding
    interest                97,975     89,849     88,367     71,823     60,297
--------------------------------------------------------------------------------
Income before
  income taxes               5,220      7,368      8,766      8,919      3,585
Income tax expense           1,870      2,876      3,375      3,352      1,302
--------------------------------------------------------------------------------
Net income                $  3,350   $  4,492   $  5,391   $  5,567   $  2,283
================================================================================
Per Common Share: *
  Earnings-primary        $   0.71   $    .96   $   1.14   $   1.22   $    .52
  Cash dividend               0.20       0.20       0.20       0.20
  Book value                  8.00       7.48       6.69       5.65       4.56
--------------------------------------------------------------------------------

Financial Condition:
  Total assets            $543,255   $482,749   $514,794   $203,877   $164,679
  Long-term note payable     1,791         94        456      1,334      1,900
  Subordinated debt                                2,250      2,750      3,250
  Stockholders' equity      36,192     33,230     30,088     25,272     19,989
--------------------------------------------------------------------------------
* All per share figures have been restated for common stock dividends declared through October 26, 1995.


                              First Albany Companies Inc.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON 1995
                             VS. 1994 AND 1994 VS. 1993
                              (In thousands of dollars)

                                                           1995            1994
                             Fiscal Years Ended        vs. 1994        vs. 1993
                     Sept. 29,  Sept. 30,  Sept. 24,   Increase        Increase
                     1995       1994       1993        (Decrease)      (Decrease)
                     ---------  ---------  ---------   ----------      ----------

Operating Results
Revenues:
  Commissions           $ 31,889   $ 29,553   $ 28,884   $ 2,336    8%    $   669    2%
  Principal
    transactions          43,198     36,167     34,857     7,031   19%      1,310    4%
  Investment banking      14,625     19,164     23,265    (4,539) (24%)    (4,101) (18%)
  Fees and other           7,214      6,578      5,901       636   10%        677   11%
  Operating revenues      96,926     91,462     92,907     5,464    6%     (1,445)  (2%)
  Interest income         26,173     16,222      9,483     9,951   61%      6,739   71%
  Total revenues         123,099    107,684    102,390    15,415   14%      5,294    5%
  Interest expense        19,904     10,467      5,257     9,437   90%      5,210   99%
  Net revenues           103,195     97,217     97,133     5,978    6%         84    0%

Expenses Excluding Interest:
  Compensation
    and benefits          71,064     65,513     64,388     5,551    8%      1,125    2%
  Clearing, settlement
    and brokerage costs    2,258      1,894      1,981       364   19%        (87)  (4%)
  Communications and
    data processing        7,794      7,198      6,209       596    8%        989   16%
  Occupancy and
    depreciation           6,660      5,710      5,395       950   17%        315    6%
  Selling                  4,817      4,779      4,152        38    1%        627   15%
  Other                    5,382      4,755      6,242       627   13%     (1,487) (24%)
  Total expenses
    excluding interest    97,975     89,849     88,367     8,126    9%      1,482    2%
Income before
  income taxes             5,220      7,368      8,766    (2,148) (29%)    (1,398) (16%)
Income tax expense         1,870      2,876      3,375    (1,006) (35%)      (499) (15%)
  Net income            $  3,350   $  4,492   $  5,391   $(1,142) (25%)   $  (899) (17%)


Net interest income:
  Interest income       $ 26,173   $ 16,222   $  9,483   $ 9,951   61%    $ 6,739   71%
  Interest expense        19,904     10,467      5,257     9,437   90%      5,210   99%
  Net interest income   $  6,269   $  5,755   $  4,226   $   514    9%    $ 1,529   36%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS ENVIRONMENT

   First Albany Corporation (First Albany), a wholly owned subsidiary of First Albany Companies Inc. (the Company), is a full service investment banking and brokerage firm. Its primary business includes the underwriting, distribution, and trading of fixed income and equity securities. The investment banking and brokerage business earns revenues in direct correlation with the general level
of trading activity in the stock and bond markets.   This level of activity
cannot be controlled by the Company; however, many of the Company's costs are fixed. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

   This is a highly competitive business.   The competition includes not only
full service national firms and discount houses, but also mutual funds that sell directly to the customer as well as banks that offer a variety of investment products.

1995 was an unusually good year for the financial markets in general and many securities firms in particular. Long term interest rates declined sharply and the economy and profits expanded. As a result, both bond prices and stock prices rose registering returns of 17.5% and 34.8% from December 31, 1994, through November 30, 1995 for the Lehman Brothers Government/Corporate Index and the S&P 500 Index respectively. These returns are unusual in the financial markets. The compound annual returns with all dividends and interest reinvested between 1926 and 1994 for corporate bonds was 5.5%, for government bonds 4.9%, and the return for equities 10.2%. Although First Albany remains optimistic about the outlook for equity prices in 1996, a pullback in prices could occur. If such a pullback was to occur, it would have a damaging effect on the secondary markets. Revenues from security trading, commission revenues, and underwriting fees and profits of First Albany Corporation would most likely suffer. In such an environment, it would be difficult for all securities firms to maintain growth and earnings comparable to the levels achieved in 1995.


RESULTS OF OPERATIONS

Fiscal Year 1995 Compared with Fiscal Year 1994

Net Income
   Net income for the 1995 fiscal year was $3.4 million or $0.71 per share compared to $4.5 million or $.96 per share earned in fiscal 1994. During fiscal 1995, both the Company's municipal and equity institutional businesses showed substantial growth, along with an ongoing solid contribution by the retail division. The Company continued to make investments in people and technology. These investments are critical for the firm's long-term success, but have negatively impacted short-term operating results. These investments will strengthen the Company's revenues and profitability in the future.

Commissions

   Commission revenues increased $2.3 million or 8% in fiscal 1995, reflecting active trading in institutional equities. Revenues from listed and over-the counter stock commissions increased $4.6 or 25%, while mutual fund commission revenues decreased $2.3 million or 22%.

Principal Transactions

   Principal transactions increased $7.0 million or 19% in fiscal 1995. This increase was comprised of an increase in equities of $2.1 million, an increase in municipal bonds of $7.8 million (primarily due to the addition in fiscal 1995 of an institutional municipal risk trading operation), a decrease in taxable fixed income securities of $2.1 million, and a decrease in investment income of $0.8 million. A primary reason for the decrease in investment income was the result of an unrealized gain of $1.4 million recorded in fiscal 1994 due to the Company's investment in a firm which completed an initial public offering in February 1994.

Investment Banking

   Investment banking revenues decreased $4.5 million or 24% in fiscal 1995. Revenues from selling concessions decreased $3.4 million (equities decreased $2.4 million, while municipal bonds decreased $1.2 million and taxable fixed income increased $0.2 million), underwriting fees decreased $0.2 million, and investment banking fees decreased $0.9 million (corporate finance fees decreased $0.1 million, while municipal finance fees decreased $0.8 million). The result in investment banking revenues was largely dependent upon an industry-wide decline in underwriting activity.

Compensation and Benefits

   Compensation and benefits increased $5.6 million or 8% in fiscal 1995. Salesrelated compensation was $0.9 million higher and salaries increased $3.8 million which impacted benefits (up $0.9 million).

Occupancy and Depreciation

   Occupancy and depreciation expense increased $1 million or 17% in fiscal 1995 primarily as a result of our increased investment in new automated systems.

Income Taxes

   Income taxes decreased $1.0 million or 35% in fiscal 1995 due to a decrease in pre-tax earnings. The Company's effective tax rate decreased to 36% from 39% as a result of an increased proportion of tax-exempt interest income to income before taxes.


Fiscal Year 1994 Compared with Fiscal Year 1993

Net Income

   Net income for the 1994 fiscal year was $4.5 million or $.96 per share compared to $5.4 million or $1.14 per share earned in fiscal 1993. Revenues increased due to a solid contribution made by our retail brokerage business along with significant contributions by our institutional equity and corporate finance areas. However, net income decreased due to the effect of falling bond prices on fixed income sales, trading and underwritings, and because municipal bond refinancings declined significantly from last year.

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

Compensation and Benefits

   Compensation and benefits increased $1.1 million or 2% in fiscal 1994. Salesrelated compensation decreased $1.3 million, salaries increased $1.8 million which impacted benefits (up $0.6 million).

Communications and Data Processing

   Communications and data processing expense increased $1 million or 16% in fiscal 1994. Communication expense increased $0.8 million mainly as a result of the expansion of the institutional and research divisions. Data processing expense increased $0.2 million due primarily to an increased number of transactions.

Other Expenses

Other expenses decreased $1.5 million or 24% in fiscal 1994 due primarily to a decrease in litigation and to consulting costs.


LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers collateralized by loaned securities and bank lines-of credit. Securities borrowed and securities loaned will fluctuate due primarily to the current level of business activity in this area. Receivables from others decreased due primarily to a decrease in the adjustment to record securities owned on a trade date basis. Securities owned increased primarily due to the addition in fiscal 1995 of an institutional municipal risk trading operation. Net receivables from customers increased due to a decrease in customer free credits. Short-term bank loans increased due primarily to an increase in securities owned and an increase in net receivables from customers.

   At fiscal year-end 1995, both First Albany Corporation and Northeast Brokerage Services Corporation, subsidiaries of First Albany Companies Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

   Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit_totaling $120,000,000 of which approximately $66,712,000 were unused as of September 29, 1995_will provide sufficient resources to meet present and reasonably foreseeable short-term financial needs.

   During fiscal 1995, the Company declared and paid four quarterly cash dividends totaling $ 0.20 per share of common stock, along with declaring and issuing two 5% common stock dividends.

   On October 26, 1995, subsequent to the period reflected in this report, the Board of Directors declared the regular quarterly cash dividend of $ 0.05 per share along with a 5% common stock dividend, both payable on November 8, 1995, to stockholders of record on November 22, 1995.

   The Company believes that funds provided by operations will be sufficient to fund the acquisition of office equipment and leasehold improvements, and other long-term requirements.

Item 8.  Financial Statements and Supplementary Data.

         Index to Financial Statements and Supplementary Data

                                                                         Page
         REPORT OF INDEPENDENT ACCOUNTANTS                                    18

         FINANCIAL STATEMENTS:

            Consolidated Statements of Income, For the Years
              Ended September 29, 1995, September 30, 1994,
               and September 24, 1993                                         19

            Consolidated Statements of Financial Condition,
                as of September 29, 1995, and September 30, 1994              20

            Consolidated Statements of Changes in
               Stockholders' Equity, For the Years Ended September 29,
               1995, September 30, 1994, and September 24, 1993               21

            Consolidated Statements of Cash Flows,
               For the Years Ended September 29, 1995,
               September 30, 1994, and September 24, 1993                     22


            Notes to Consolidated Financial Statements                     23-34

          SUPPLEMENTARY DATA:

            Selected Quarterly Financial Data (Unaudited)                     35

                    Report of Independent Accountants



Board of Directors and Stockholders
First Albany Companies Inc.


We have audited the consolidated financial statements and the financial statement schedule of First Albany Companies Inc. listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Albany Companies Inc. as of September 29, 1995, and September 30, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 29, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


               COOPERS & LYBRAND L.L.P.
Albany, New York
November 10, 1995

                           First Albany Companies Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands of dollars)
                        ---------------------------------

                                   September 29,   September 30,   September 24,
For the years ended                   1995            1994            1993
-------------------                -------------   -------------   -------------
Revenues
    Commissions                      $ 31,889        $ 29,553          $ 28,884
    Principal transactions             43,198          36,167            34,857
    Investment banking                 14,625          19,164            23,265
    Interest                           26,173          16,222             9,483
    Fees and other                      7,214           6,578             5,901
Total revenues                        123,099         107,684           102,390
    Interest expense                   19,904          10,467             5,257
Net revenues                          103,195          97,217            97,133

Expenses excluding interest
    Compensation and benefits          71,064          65,513            64,388
    Clearing, settlement and
       brokerage costs                  2,258           1,894             1,981
    Communications and data
       processing                       7,794           7,198             6,209
    Occupancy and depreciation          6,660           5,710             5,395
    Selling                             4,817           4,779             4,152
    Other                               5,382           4,755             6,242
Total expenses excluding interest      97,975          89,849            88,367

Income before income taxes              5,220           7,368             8,766
    Income tax expense                  1,870           2,876             3,375
Net income                           $  3,350        $  4,492          $  5,391

Net income per common and
    common equivalent share

       Primary                       $   0.71        $    .96          $   1.14
       Fully diluted                 $   0.71        $    .96          $   1.14



                     The accompanying notes are an integral
                 part of the consolidated financial statements.




                           First Albany Companies Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (In thousands of dollars)

                                             September 29,         September 30,
                                             1995                  1994
                                             -------------         -------------
Assets
    Cash and cash equivalents                    $  3,253              $  3,165
    Securities borrowed                           376,919               331,209
    Receivables from
      Brokers, dealers and clearing agencies        1,889                 1,511
      Customers                                    88,610                96,830
      Others                                        4,965                18,358
    Securities owned                               56,025                20,988
    Office equipment and leasehold
      improvements, net                             6,062                 5,151
    Other assets                                    5,532                 5,537
Total Assets                                     $543,255              $482,749

Liabilities and Stockholders' Equity

Liabilities
    Short-term bank loans                        $ 53,288              $ 38,921
    Securities loaned                             388,523               329,478
    Payables to
      Brokers, dealers and clearing agencies        3,104                 5,077
      Customers                                    38,335                56,949
      Others                                        4,135                 1,663
    Securities sold but not yet purchased           3,892                 3,724
    Accounts payable                                1,696                 1,411
    Accrued compensation                            8,108                 9,149
    Accrued expenses                                4,191                 3,053
    Notes payable                                   1,791                    94
Total Liabilities                                 507,063               449,519

Commitments and Contingencies

Stockholders' Equity
    Preferred stock; $1.00 par value; authorized
  500,000 shares; none issued
    Common stock; $.01 par value; authorized
  10,000,000 shares; issued 4,889,747
  shares 1995 and 4,435,454 shares 1994                49                    44
    Additional paid-in capital                     20,257                16,489
    Retained earnings                              17,822                19,099
    Less treasury stock at cost                    (1,936)               (2,402)
Total Stockholders' Equity                         36,192                33,230
Total Liabilities and Stockholders' Equity       $543,255               $482,749




                     The accompanying notes are an integral
                 part of the consolidated financial statements.



                           First Albany Companies Inc.
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Years Ended September 29, 1995, September 30, 1994,
                         and September 24, 1993
               (In thousands of dollars except for number of shares)



                                  Common Stock        Additional
                                     Issued           Paid-In       Retained      Treasury Stock
                             Shares         Amount    Capital       Earnings   Shares       Amount
                             ------         ------    ----------    --------   ------       ------

Balance,
 September 25, 1992        3,475,915           $35     $ 8,554       $18,610   (294,545)    $(1,927)
    Issuance of
      restricted stock                                      14           (13)     2,050          13
    Stock dividends
      declared               547,506             5       4,574        (4,580)   (44,448)
    Cash dividends
      paid                                                              (671)
    Options exercised                                                    (18)    16,157         101
    Net income                                                         5,391
Balance
 September 24, 1993        4,023,421            40      13,142        18,719   (320,786)     (1,813)
    Issuance of re-
      stricted stock                                       132          (104)    16,028         104
    Stock dividends
      declared               412,033             4       3,215        (3,219)   (37,973)
    Cash dividends
      paid                                                              (742)
    Options exercised                                                    (47)    64,281         379
    Treasury stock purchase                                                    (130,000)     (1,072)
    Net income                                                         4,492
Balance
 September 30, 1994        4,435,454            44      16,489        19,099   (408,450)     (2,402)
    Issuance of re-
      stricted stock                                       186          (155)    19,635         130
    Stock dividends
      declared               454,293             5       3,582        (3,587)   (35,175)
    Cash dividends
      paid                                                              (815)
    Options exercised                                                    (70)    58,251         336
    Net income                                                         3,350
Balance
 September 29, 1995        4,889,747           $49     $20,257       $17,822   (365,739)    $(1,936)




                     The accompanying notes are an integral
                 part of the consolidated financial statements.



                           First Albany Companies Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


                                       September 29,    September 30,    September 24,
For the years ended                    1995             1994             1993
-------------------                    -------------    -------------    -------------

Cash flows from operating activities:
  Net income                                $  3,350         $  4,492         $  5,391
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization              2,302            1,511            1,326
    Deferred income taxes                     (1,278)             658             (246)
(Increase) decrease in operating assets:
  Cash and securities segregated under
    federal regulations                                           250               36
  Securities purchased under
    agreement to resell                                         2,806           (2,806)
  Securities borrowed, net                                     (1,641)             883
  Net receivable from customers              (10,394)         (12,364)         (13,086)
  Net receivable from others                  15,865          (16,584)           3,013
  Securities owned, net                      (33,031)           2,355             (569)
  Other assets                                 1,283             (294)            (991)
Increase (decrease) in operating liabilities:
  Securities sold under agreement to
    repurchase                                                 (2,825)           2,825
  Securities loaned, net                      13,335
  Net payable to brokers and dealers          (2,351)          (1,997)           7,457
  Accounts payable and accrued expenses          382           (2,158)           3,401
Net cash (used in) provided by operating
  activities                                 (10,537)         (25,791)           6,634
Cash flows from investing activities:
  Purchase of furniture, equipment, and
    leaseholds                                (3,213)          (3,043)          (1,460)
  Purchase of long-term investments           (1,838)
Net cash used in investing activities         (5,051)          (3,043)          (1,460)
Cash flows from financing activities:
  Proceeds of short-term bank
    loans, net                                14,367           28,990            1,100
  Payments of subordinated debt                                (2,250)            (500)
  Proceeds (payments) of notes payable, net    1,697             (362)            (878)
  Payments for purchases of common stock
    for treasury                                               (1,072)
  Proceeds from issuance of common stock
    from treasury                                266              332               83
  Proceeds from issuance of restricted stock     161              132               13
  Dividends paid                                (815)            (742)            (671)
Net cash provided by (used in) financing
  activities                                  15,676           25,028             (853)
Increase (decrease) in cash                       88           (3,806)           4,321
Cash at beginning of the year                  3,165            6,971            2,650
Cash at the end of the period               $  3,253         $  3,165         $  6,971
Supplemental cash flow disclosures:
Income tax payments                         $  1,753         $  2,660         $  3,322
Interest payments                            $18,989         $ 10,108         $  4,999


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                           First Albany Companies Inc.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.
Significant Accounting Policies

Organization and Nature of Business

The consolidated financial statements include the accounts of First Albany Companies Inc. and its wholly owned subsidiaries (the Company). First Albany Corporation (the Corporation) is the Company's principal subsidiary and a registered broker-dealer. All significant intercompany balances and transactions have been eliminated. The Company's year-end is the last Friday in September and, therefore, the Company's fiscal year will contain 52 or 53 week periods. The years ended September 29, 1995, September 30, 1994, and September 24, 1993, contained 52 weeks, 53 weeks, and 52 weeks, respectively.

Securities Transactions

    Proprietary securities transactions are recorded on trade date, as if they had settled. Profit and loss arising from all securities transactions entered for the account and risk of the Company are recorded on trade date.
Customers' securities transactions are reported on a settlement date basis (normally the third business day following the transaction) with related commission income and expenses reported on a trade date basis.

    As a broker-dealer, the Corporation values marketable securities at market value and securities not readily marketable at fair value as determined by management. The resulting unrealized gains and losses are included as revenues from principal transactions. First Albany Companies Inc. also purchases securities not readily marketable for investments purposes and, as a non-broker-dealer values them at cost.

Resale and Repurchase Agreements

    Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. At September 29, 1995, and September 30, 1994, the Company had not entered into any resale or repurchase agreements with counterparties.

Securities-Lending Activities

    Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Investment Banking

    Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger-and-acquisition and financial restructuring advisory services. Investment banking management fees are recorded on offering date, sales concessions on trade

                           First Albany Companies Inc.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

Income Taxes

    The amount of current taxes payable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred income taxes are recognized for the future tax consequences attributable to differences between financial statement and tax basis of existing assets and liabilities.

Office Equipment and Leasehold Improvements

    Office equipment and leasehold improvements are stated at cost less accumulated depreciation of $9,834,000 in 1995, and $7,570,000 in 1994, respectively. Depreciation is provided on a straight-line basis over the estimated useful life of the asset or the remaining life of the lease.

Statement of Cash Flows

    For purposes of the statement of cash flows, the Company considers amounts in demand deposit accounts at various financial institutions, other than those segregated under federal regulations, to be cash equivalents.

Earnings per Common Share

   Net income per common and common equivalent share have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options) outstanding. The weighted average number of common shares and dilutive common equivalent shares were:

                       Fiscal Year 1995   Fiscal Year 1994   Fiscal Year 1993
                       ----------------   ----------------   ----------------
Primary                       4,705,306          4,677,757          4,726,030
Fully diluted                 4,737,101          4,677,757          4,741,455

All per share figures, as well as the weighted average number of common and dilutive common equivalent shares, have been restated for stock dividends declared through October 26, 1995.

Reclassifications

   Certain Amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

                           First Albany Companies Inc.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 2.
Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

  Amounts receivable from and payable to brokers, dealers and clearing agencies other than correspondents, as of:

(In thousands of dollars)              September 29,         September 30,
                                       1995                  1994
                                       -------------         -------------
   Securities failed to deliver        $  1,882              $  1,511
   Receivable from clearing agencies          7
                  Total receivables    $  1,889              $  1,511

   Securities failed to receive        $  3,060              $  2,453
   Payable to clearing agencies              44                 2,624
                  Total payables       $  3,104              $  5,077

NOTE 3.
Receivables From and Payables To Customers

    Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements. Total unsecured and partly secured customer receivables are $125,000 and $204,000 for the fiscal years ended 1995 and 1994, respectively. An allowance for doubtful accounts, based upon an aging of accounts receivable and specific identification, has been recorded for $125,000 and $106,000 for the fiscal years ended 1995 and 1994, respectively.

NOTE 4.
Receivables From Others

    Amounts receivable from others as of:

(In thousands of dollars)              September 29,         September 30,
                                       1995                  1994
                                       -------------         -------------
    Adjustment to record securities
       on a trade date basis, net      $                     $15,040
    Others                               4,965                 3,318
         Total                         $ 4,965               $18,358

    For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

                           First Albany Companies Inc.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5.
Securities Owned And Sold, But Not Yet Purchased

    Securities owned and sold, but not yet purchased consisted of the following as of:

(In thousands of dollars)        September 29,               September 30,
                                 1995                        1994
                                 -------------               -------------
                                            Sold, but                  Sold, but
                                            not yet                    not yet
                               Owned        Purchased      Owned       Purchased
                               -----        ---------      -----       ---------
Marketable
  U.S. government and federal
    agencies obligations       $ 5,164       $ 1,045       $ 2,943      $ 1,220
  State and municipal bonds     39,936           244        10,943          436
  Corporate obligations          3,558         1,246         2,698          348
  Corporate stocks               4,869         1,357         3,768        1,720
  Options                          100
Not readily marketable
   securities, fair value          560                         636
Not readily marketable
   securities, cost              1,838
                               -------       -------       -------      -------
                               $56,025       $ 3,892       $20,988      $ 3,724

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

NOTE 6.
Bank Loans

    Short-term bank loans are made under a variety of committed and uncommitted bank lines of credit which are limited to financing securities eligible for collateralization under these arrangements. This includes Company owned securities and certain customer owned securities purchased on margin, subject to certain regulatory formulae. These loans bear interest at fluctuating rates based primarily on the Federal Funds interest rate. The weighted average interest rate on these loans were 7.54% and 5.82% at September 29, 1995, and September 30, 1994, respectively.

    Short-term bank loans and unused lines of credit were collateralized by Company owned securities of $40,391,000 and customers' margin account securities of $44,719,000 at September 29, 1995.

    A note for $1,759,912, which is collateralized by fixed assets, is payable in monthly payments of principal and interest of $65,005. Interest is at the prime rate (8.75% at September 29, 1995) plus 1.5%. The note matures April 1, 1998.

Future annual principal loan repayment requirements are as follows:

                       (In thousands of dollars)
                              1996   $  626
                              1997      693
                              1998      441
                          Total      $1,760

                           First Albany Companies Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

An unsecured note for $31,250 is payable in quarterly installments of $15,625 plus interest at the prime rate (8.75% at September 29, 1995) plus 0.5%. The note matures March 25, 1996.

NOTE 7.
Stockholders' Equity

    During fiscal 1995, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, along with declaring and issuing two 5% common stock dividends.

    On October 26, 1995, subsequent to the period reflected in this report, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share along with a 5% common stock dividend, both payable on November 8, 1995, to shareholders of record on November 22, 1995. Stockholders' Equity and all per share figures have been adjusted to reflect the common stock dividend.

NOTE 8.
Income Taxes

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

    The components of income taxes are:

   (In thousands of dollars)     September 29,    September 30,    September 24,
                                    1995             1994             1993
                                 -------------    -------------    -------------
     Federal
       Current                    $ 2,051           $ 1,463          $ 2,475
       Deferred                      (904)              466             (165)
     State and local
       Current                      1,097               755            1,146
       Deferred                      (374)              192              (81)
          Total income taxes      $ 1,870           $ 2,876          $ 3,375

    The reasons for the difference between the expected income tax expense using the federal statutory rate and the income tax expense are as follows:

   (In thousands of dollars)     September 29,    September 30,    September 24,
                                    1995             1994             1993
                                 -------------    -------------    -------------
     Income taxes
       at federal statutory rate   $ 1,775          $ 2,505          $ 2,984
     State income taxes, net of
       federal income taxes            477              625              703
     Tax-exempt interest income       (514)            (348)            (357)
     Non-deductible expenses           132               94               45
         Total income taxes        $ 1,870          $ 2,876          $ 3,375

                           First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    The temporary differences that give rise to significant portions of deferred tax assets are as follows:

   (In thousands of dollars)          September 29,      September 30,
                                         1995               1994
                                      -------------      -------------
     Receivables                        $   80             $   45
     Securities held for investment       (345)              (606)
     Fixed assets                          267                340
     Deferred compensation               2,057                824
     Other                                 145                323
       Total deferred tax asset         $2,204             $  926

    The Company has not recorded a valuation allowance for deferred tax assets as income in the carryback period is sufficient to realize the benefit of future deductions.

NOTE 9.
Employee Benefit Plans

    The Company maintains a deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan) which permits eligible employees to defer a
percentage of their compensation.   Company contributions to eligible
participants may be made at the discretion of the Board of Directors. The Company contributed $140,000 in 1995, $56,000 in 1994, and $46,000 in 1993.

    The Company also participates in an Employee Stock Bonus Plan (Internal Revenue Code Section 401(a)) which permits eligible employees to contribute up to 8% of their compensation on an after-tax basis. The Company makes matching contributions equal to a percentage of each employee's contributions. Company contributions vest in accordance with the Plan and are tax-deferred until withdrawal. Employee and Company contributions are invested solely in the common stock of First Albany Companies Inc. The Company contributed $408,000 in 1995, $334,000 in 1994, and $244,000 in 1993.

NOTE 10.
Incentive Plans

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

    In addition, under the 1989 Plan, stock appreciation rights (SARs) may be granted in tandem with ISOs or NSOs. SARs may be exercised only if the related options (or portions thereof) are surrendered and at such time as the fair market value of the shares underlying the option exceeds the option price for such shares. Upon exercise of SAR and surrender of the related option, an employee will be entitled to receive an amount equal to the excess of the fair market value of one share at the time of such surrender over the option price per share specified in such option times the number of such shares called for by the option,

                            First Albany Companies Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

or portion thereof, which is so surrendered. Payment may be made in cash, shares of common stock, or a combination thereof. SARs may not be exercised before six months from date of grant. Both ISOs and NSOs may not have a term of more than ten years. Under certain conditions, the Company is required to purchase shares issued under this Plan at prices ranging from the original exercise or award a price to the greater of the then book or market value. If NSOs are exercised, the difference between the option price and the selling price will be recognized as an expense in the income statement.


    Option transactions for the 3-year period ended September 29, 1995 under the 1982 Plan were as follows: (all are ISOs unless otherwise noted)

                              Exercised      Issued
                                  Or         And           Options      Total
                              Terminated     Exercisable   Issuable   Authorized
                              ----------     -----------   --------   ----------
September 25, 1992             797,000       3,000              0     800,000

Additional options authorized                3,950                      3,950
Options expired adjustment     (38,000)     38,000
Options exercised at $4.76       5,000      (5,000)
September 24, 1993             764,000      39,950              0     803,950

Additional options authorized                3,280                      3,280
Options exercised at $4.31
   to $5.96                      7,220      (7,220)
Options forfeited                           (4,410)         4,410
Options terminated               4,410                     (4,410)
September 30, 1994             775,630      31,600              0     807,230

Additional options authorized                2,908                      2,908
Options exercised at $4.70
   to $5.00                     11,605     (11,605)
September 29, 1995             787,235      22,903              0     810,138

Issued and exercisable options are outstanding at $3.91 - $5.41 per share.

During fiscal year 1995, the Company declared two 5% common stock dividends. These dividends resulted in an additional 2,908 options authorized.





                           First Albany Companies Inc.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


    Option transactions during the 3-year period ended September 29, 1995 under the 1989 Plan were as follows:


                              Issued         Issued
                              And            But Not       Options    Options     Total
                              Exercisable    Exercisable   Issuable   Exercised   Authorized
                              -----------    -----------   --------   ---------   ----------

September 25, 1992                332,375        138,375    195,000      34,250      700,000

Additional options authorized      51,891         11,257      4,519                   67,667
Options issued and
   exercisable: $6.12 - $7.50     340,000                  (340,000)
Options exercisable:
   $5.125 to $6.25                 45,249        (45,249)
Options issued but
   not exercisable: $6.12                         15,000    (15,000)
Options exercised:
   $4.93 - $5.22                  (11,157)                               11,157
Options terminated               (376,733)       (41,663)   418,396
September 24, 1993                381,625         77,720    262,915      45,407      767,667

Additional options authorized      43,914          6,057    283,687                  333,658
Options issued and
 exercisable: $4.48 - $9.43       126,891                  (126,891)
Options exercisable:
   $4.48 to $6.59                  37,026        (37,026)
Options exercised:
   $5.65 - $6.48                  (57,061)                               57,061
Options terminated                 (8,770)        (2,893)    11,663
September 30, 1994                523,625         43,858    431,374     102,468    1,101,325

Additional options authorized      53,309          8,395     38,353                  100,057
Options issued but
   not exercisable:
   $7.62 to $8.23                                137,750   (137,750)
Options exercisable:
   $4.23 to $5.98                  27,633        (27,633)
Options exercised:
   $4.06 to $5.98                 (46,646)                               46,646
Options terminated                   (479)                      479
September 29, 1995                557,442        162,370    332,456     149,114    1,201,382

Issued and exercisable options are outstanding at $4.23 - $8.23 per share

   During fiscal year 1995, the Company declared two 5% common stock dividends. These dividends resulted in an additional 100,057 options authorized.

                           First Albany Companies Inc.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In 1992, the Company established the First Albany Companies Inc. Restricted Stock Plan which authorized the issuance of up to 331,509 shares of common stock (adjusted for all stock dividends) to certain key employees of the Company. Awards under this plan expire over a four-year period after the award date and are subject to certain restrictions including continued employment. As of September 29, 1995, 36,880 shares have been awarded under this plan.
The fair market value of the awards will be amortized over the period in which the restrictions are outstanding.

    The Company has various other incentive programs which are offered to eligible employees. These programs consist of cash incentives and deferred bonuses. Amounts awarded vest over periods ranging from three to five years. Costs are amortized over the vesting period and aggregated $1,343,000 in 1995, $1,828,000 in 1994, and $369,000 in 1993.

NOTE 11.
Commitments and Contingencies

The Company's main and sales offices, and certain office and communication equipment are leased under noncancellable operating leases, which expire at various times through 2003. Future minimum annual rentals payable are as follows:

               (In thousands of dollars)

                     1996            $ 2,963
                     1997              2,379
                     1998              2,110
                     1999              1,720
                     2000              1,014
              Thereafter               1,331
                Total                $11,517

    Annual rental expense including utilities for 1995, 1994, and 1993 approximated $3,630,000, $3,955,000, and $3,932,000, respectively.

    In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims. Certain of these are class actions which seek unspecified damages which could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely to result in adverse dispositions. Although further losses are possible, the opinion of management, based upon the advice of its attorneys and general counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

    The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with security clearing activities, totaling $3,710,000 at September 29, 1995.

NOTE 12.
Net Capital Requirements

    The Corporation is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. The Corporation has elected to use the alternative method, permitted

                           First Albany Companies Inc.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

by the Rule, which requires that the Corporation maintain a minimum net capital equal to 2 percent of aggregate debit balances arising from customer transactions, as defined. At September 29, 1995, the Corporation had net capital of $17,178,000 which was 18% of aggregate debit balances and $15,303,000 in excess of required minimum net capital.

NOTE 13.
Financial Instruments with Off-Balance-Sheet Risk

    In the normal course of business, the Company's customer and correspondent clearance activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

    The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose the Company to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations.

    The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customer to deposit additional collateral, or to reduce positions, when necessary.

    The Company's customer financing and securities settlement activities require the Company to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations.

    The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, the Company establishes credit limits for such activities and monitors compliance on a daily basis.

    In addition, the Company has sold securities that it does not currently own and therefore will be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statement at the September 29, 1995 market values of the related securities and will incur a loss if the market value of the securities increases subsequent to September 29, 1995.

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

                           First Albany Companies Inc.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 14.
Concentrations of Credit Risk

    The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the credit worthiness of the counterparty or issuer of the instrument. The Company seeks to control credit risk by following an established credit approval process, monitoring credit limits, and by requiring collateral where appropriate.

    The Company purchases debt securities and may have significant positions in its inventory subject to market and credit risk. In order to control these risks, security positions are monitored on at least a daily basis. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold. The Company reduces its exposure to changes in securities valuation with the use of municipal bond index futures contracts. (See Note 16.) If a single security position held in inventory represents a significant portion of net capital, referred to as "undue concentration" as defined by SEC Rule 15c3-1, the Company may not be able to realize the full carrying value of the security if the entire position was required to be sold. The total value of securities held in inventory at September 29, 1995, which met this criterion was $8,659,000. At September 30, 1994, the Company had no securities in inventory which met this criterion.

NOTE 15.
Market Value of Financial Instruments

    The financial instruments of the Company are reported on the Statement of Financial Condition at market or fair value or at carrying amounts that approximate fair value with the exception of First Albany Companies Inc.'s securities not readily marketable, which are recorded at cost.
In December 1995, the value of such securities, as a result of an initial public offering was $5,400,000. The fair value of other financial assets and liabilities (consisting primarily of receivable from and payable to brokers dealers, clearing agencies, customers, securities borrowed and loaned, and bank loans payable) are considered to approximate the carrying value due to the short-term nature of the financial instruments.

    The Company also enters into transactions in financial instruments that are not recognized in the Statement of Financial Condition. The notional amounts of the open transactions at September 29, 1995, are disclosed in Note 16.

NOTE 16.
Derivative Financial Instruments

    The Company does not engage in the proprietary trading of derivative securities with the exception of highly liquid index future contracts and options. These index future contracts and options are used to hedge securities positions in the Company's inventory. Gains and losses on these financial instruments are included as revenues from principal transactions. Trading profits and losses relating to these financial instruments were as follows:

              (In thousands of dollars)

              Trading Profits-State and Municipal Bonds    $  5,068
              Index Futures Hedging Losses                   (1,350)
              Trading Profits-Corporate Stocks                1,159
              Options                                          (206)
                 Net Trading Revenues                      $  4,671

                           First Albany Companies Inc.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 29, 1995, the contractual or notional amounts related to these financial instruments were as follows:

(In thousands of dollars)     Average Notional or        Year End Notional or
                             Contract Market Value      Contract Market Value
                             ---------------------      ---------------------
   Index Futures Contracts            $(5,819)                   $(20,773)
   Options                                121                         100

    The contractual or notional amounts related to these financial instruments reflect the volume and activity and do not reflect the amounts at risk. The amounts at risk are generally limited to the unrealized market valuation gains on the instruments and will vary based on changes in market value. Futures contracts are executed on an exchange and cash settlement is made on a daily basis for market movements. The settlement of the aforementioned transactions is not expected to have a material adverse effect on the financial condition of the Company.

    The market or fair value of the options are recorded in securities owned while the open equity in the future contracts are recorded as receivables from clearing organizations.





                           FIRST ALBANY COMPANIES INC.
                               SUPPLEMENTARY DATA
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                   (In thousands of dollars, except per share data)

                                                        Quarters Ended
1995                                   Dec. 31     Mar. 31     June 30     Sept. 29
----                                   -------     -------     -------     --------

Total revenues                         $ 28,825    $ 27,884    $ 32,760    $ 33,630
  Interest expense                       (4,551)     (4,173)     (5,681)     (5,499)
Net revenues                             24,274      23,711      27,079      28,131
Total expenses excluding interest       (22,995)    (22,994)    (25,494)    (26,492)
Income before income taxes                1,279         717       1,585       1,639
Income tax expense                         (436)       (205)       (592)       (637)
Net income                             $    843    $    512    $    993    $  1,002
Net income per common
  and common equivalent share:
    Primary                            $    .18    $    .11    $    .21    $    .21
    Fully diluted                      $    .18    $    .11    $    .21    $    .21



                                                        Quarters Ended
1994                                   Dec. 31     Mar. 25     June 24     Sept. 30
----                                   -------     -------     -------     --------

Total revenues                         $ 29,749    $ 27,154    $ 24,590    $ 26,191
  Interest expense                       (2,428)     (2,133)     (2,842)     (3,064)
Net revenues                             27,321      25,021      21,748      23,127
Total expenses excluding interest       (24,343)    (22,993)    (20,912)    (21,601)
Income before income taxes                2,978       2,028         836       1,526
Income tax expense                       (1,216)       (820)       (298)       (542)
Net income                             $  1,762    $  1,208    $    538    $    984
Net income per common
  and common equivalent share:
    Primary                            $    .37    $    .26    $    .12    $    .21
    Fully diluted                      $    .37    $    .26    $    .12    $    .21


All per share figures have been restated for common stock dividends declared through October 1995. The sum of the quarters' earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

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

                                PART III

Item 10. Directors and Executive Officers of the Registrant.

Except as set forth below, the information required by this item will be contained under the caption "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 2, 1996. Such information is incorporated herein by reference to the proxy statement.

Information (not included in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders) regarding certain executive officers of the Company is as follows:

Edwin T. Brondo, age 48, Senior Vice President and Chief Administrative Officer, joined First Albany Corporation in 1993 and was elected Vice President of First Albany Companies Inc. in 1994. He previously held senior management positions at Bankers Trust, Goldman Sachs, and Morgan Stanley.

David J. Cunningham, age 49, Senior Vice President and Chief Financial Officer, joined First Albany Corporation in 1975 and has served as Chief Financial Officer of First Albany Corporation since 1980 and First Albany Companies Inc. since fiscal 1986.

Michael R. Lindburg, age 46, Senior Vice President, Secretary, and General Counsel, joined First Albany Corporation in 1986 and has served as Vice President, Secretary, and General Counsel of First Albany Companies Inc.
since 1986. He previously served as Vice President and General Counsel of the Boston Stock Exchange.

Item 11. Executive Compensation.

The information required by this item will be contained under the caption "Compensation of Executive Officers and Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 2, l996. Such information is incorporated herein by reference to the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 2, 1996. Such information is incorporated herein by reference to the proxy statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be contained under the caption "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 2, 1996. Such information is incorporated herein by reference to the proxy statement.

                                 Part IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1)  The following financial statements are included in Part II, Item 8:

             Report of Independent Accountants


             Financial Statements:

                Consolidated Statements of Income, For the Years
                  Ended September 29, 1995, September 30, 1994, and September 24, 1993.

                Consolidated Statements of Financial Condition,
                  as of September 29, 1995, and September 30,
                  1994.

                Consolidated Statements of Changes in
                  Stockholders' Equity, For the Years Ended
                  September 29, 1995, September 30, 1994, and
                  September 24, 1993.

                Consolidated Statements of Cash Flows,
                  For the Years Ended September 29, 1995,
                  September 30, 1994, and September 24, 1993.

                Notes to Consolidated Financial Statements

(2) The following financial statement schedule for the years 1995, 1994, and 1993 are submitted herewith:

             Schedule VII-Valuation and Qualifying Accounts

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

3.2 By-laws of First Albany Companies Inc. (filed as Exhibit No. 3.2 to Registration Statement No.33-1353).

3.2a By-laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2a to Form 10-K for the fiscal year ended
        September 24, 1993).

4 Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353).

10.2 Lease dated February 9, 1978, between MacFarland Construction Company Inc. and First Albany Corporation for office facilities at 41 State Street, Albany, New York (filed as Exhibit No. 10.2 to Registration Statement No. 33-1353).

10.6 Deferred Profit Sharing Plan of First Albany Corporation effective October 1, 1982, as amended by shareholder vote, dated January 19, 1987 (filed as Exhibit 10.6 to Form 10-K for the fiscal year ended
        September 30, 1986).

10.7 Incentive Stock Option Plan of First Albany Corporation effective October 1, 1982, as amended by shareholder vote, dated January 19, 1987 (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended
        September 30, 1987).

10.10   First Albany Companies Inc. Stock Bonus Plan effective July 8, 1987
        (filed as Registration   Statement No. 33-15220 (Form B) dated
        July 8, 1987).

10.10a First Albany Companies Inc. Stock Bonus Plan, as amended, effective June 25, 1990 (filed as Registration Statement No. 33-35166 (Form S-8) dated June 25, 1990).

10.10b First Albany Companies Inc. Stock Bonus Plan, as amended, effective February 4, 1994 (filed as Registration Statement 33-52153 (Form S-8) dated February 4, 1994).

10.10c First Albany Companies Inc. Stock Bonus Plan, as amended, effective June 2, 1995 (filed as Registration Statement 33-59855 (Form S-8) dated June 2, 1995).

10.12 First Albany Companies Inc. 1989 Stock Incentive Plan effective February 27, 1989, as approved by shareholder vote, dated February 27, 1989 (filed as Exhibit 10.12 to Form 10-K for the fiscal year ended September 30, 1989).

10.15 Lease dated June 12, 1992, between First Albany Companies Inc. and Olympia and York Limited Partnership for office space at 53 State Street, Boston, Massachusetts (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended September 25, 1992).

10.16 The First Albany Companies Inc. Restricted Stock Plan as adopted by the Company on April 27, 1992 (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended September 25, 1992).

10.17   Term Loan Agreement dated March 29, 1995 between First Albany
        Companies Inc. and The   Hudson City Savings Institution.

Exhibit
Number                       Description

10.18   Sublease dated October 13, 1995 between First Albany Companies Inc.
        and Keycorp for office   facilities at 30 South Pearl Street, Albany,
        New York.

11      Computation of per share earnings

22      List of Subsidiaries of First Albany Companies Inc.

24      Consent of experts

(b)     Reports on Form 8-K:
        No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

27      Financial Data Schedule BD






                           FIRST ALBANY COMPANIES INC.
                    SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          YEARS ENDED SEPTEMBER 29, 1995,
                     SEPTEMBER 30, 1994, AND SEPTEMBER 24, 1993

     COL. A                  COL. B         COL. C         COL. D         COL. E

                                            Additions
                             Balance at     Charged to                    Balance
                             Beginning      Costs and                     at End of
     Description             of Period      Expenses       Deductions     Period

Allowance for doubtful
 accounts -- deducted
 from receivables from
 customers:


     1995                    $  106,000     $  120,000     $  101,000    $  125,000

     1994                    $  125,000     $  120,000     $  139,000    $  106,000

     1993                    $  189,000     $  120,000     $  184,000    $  125,000


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       FIRST ALBANY COMPANIES INC.

                           By:  /s/ George C. McNamee
                              -----------------------
                               George C. McNamee,
                             Chairman of the Board

                           Date:   December 19, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signature                Title                    Date

/s/ George C. McNamee         Chairman of the Board    December  19, 1995
-------------------------
George C. McNamee


/s/ Alan P. Goldberg          President and Director   December  19, 1995
-------------------------
Alan P. Goldberg


/s/ J. Anthony Boeckh         Director                 December  19, 1995
-------------------------
J. Anthony Boeckh


/s/ Hon. Hugh L. Carey        Director                 December  19, 1995
-------------------------
Hon. Hugh L. Carey


/s/ Edwin T. Brondo           Vice President           December  19, 1995
-------------------------
Edwin T. Brondo


/s/ David J. Cunningham       Vice President and       December  19, 1995
-------------------------     Chief Financial Officer
David J. Cunningham           (Principal Accounting Officer)


/s/ Hugh A. Johnson, Jr.      Senior Vice President    December  19, 1995
-------------------------     and Director
Hugh A. Johnson Jr.


/s/ Michael R. Lindburg       Vice President           December  19, 1995
-------------------------     General Counsel
Michael R. Lindburg


/s/ Daniel V. McNamee         Director                 December  19, 1995
-------------------------
Daniel V. McNamee


/s/ Charles L. Schwager       Director                 December  19, 1995
-------------------------
Charles L. Schwager


                              Director                 December  19, 1995
-------------------------
Benaree P. Wiley