Form 10-Q
period 1995-12-31
FIRST ALBANY COMPANIES INC
filed 1996-02-13
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended December 31, 1995


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

        4,530,378 Shares of Common Stock were outstanding as of the close of business on January 24, 1996.



                         FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                        FORM 10-Q

                                          INDEX


                                                                       PAGE

    Part I - Financial Information

       Item 1. Financial Statements

          Condensed Consolidated Statements of Financial
                   Condition at December 31, 1995 and
                   September 29, 1995..........................           3

          Condensed Consolidated Statements of Operations
                   for the Three Months Ended December 31, 1995           4

          Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended December 31, 1995
                   and December 31, 1994.......................           5

          Notes to Condensed Consolidated Financial
                   Statements..................................         6-8

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations......................................         9-12


   Part II - Other Information

       Item 1.  Legal Proceedings..............................           13

       Item 6.  Exhibits and Reports on Form 8-K...............           13




                              FIRST ALBANY COMPANIES INC.
               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                               December 31,      September 29,
                                                   1995              1995
(In thousands of dollars)                      (Unaudited)
--------------------------------------------------------------------------------
Assets
 Cash and cash equivalents                        $  5,450          $  3,253
 Cash segregated under federal regulations           1,300
 Securities borrowed                               283,785           376,919
 Receivables from
   Brokers, dealers and clearing agencies            7,231             1,889
   Customers                                        99,759            88,610
   Others                                           17,492             4,965
 Securities owned                                   82,056            56,025
 Office equipment and leasehold improvements, net    6,075             6,062
 Other assets                                        6,933             5,532
--------------------------------------------------------------------------------
Total assets                                      $510,081          $543,255
================================================================================

Liabilities and Stockholders' Equity

Liabilities
 Short-term bank loans                            $112,292          $ 53,288
 Securities loaned                                 283,146           388,523
 Payables to
   Brokers, dealers and clearing agencies            3,281             3,104
   Customers                                        48,274            38,335
   Others                                            5,000             4,135
 Securities sold but not yet purchased               4,407             3,892
 Accounts payable                                    2,457             1,696
 Accrued compensation                                7,617             8,108
 Accrued expenses                                    4,408             4,191
 Notes payable                                       1,641             1,791
--------------------------------------------------------------------------------
Total liabilities                                  472,523           507,063
--------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity
 Common stock                                           49                49
 Additional paid-in-capital                         20,257            20,257
 Retained earnings                                  19,153            17,822
 Less treasury stock at cost                        (1,901)           (1,936)
--------------------------------------------------------------------------------
Total stockholders' equity                          37,558            36,192
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity        $510,081          $543,255
================================================================================




               See notes to the condensed consolidated financial statements.



                              FIRST ALBANY COMPANIES INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                      Three Months Ended
(In thousands of dollars except for per share     December 31,    December 31,
  and outstanding share amounts)                      1995            1994
--------------------------------------------------------------------------------
Revenues
 Commissions                                        $   9,639      $   6,587
 Principal transactions                                12,322         10,699
 Investment banking                                     5,435          3,749
 Interest                                               8,138          6,237
 Fees and other                                         1,870          1,553
--------------------------------------------------------------------------------
Total revenues                                         37,404         28,825
  Interest expense                                      6,631          4,551
--------------------------------------------------------------------------------
Net revenues                                           30,773         24,274
--------------------------------------------------------------------------------

Expenses (excluding interest)
 Compensation and benefits                             20,433         16,900
 Clearing, settlement and brokerage costs                 613            493
 Communications and data processing                     2,264          1,814
 Occupancy and depreciation                             1,842          1,593
 Selling                                                1,563          1,149
 Other                                                  1,576          1,046
--------------------------------------------------------------------------------
Total expenses (excluding interest)                    28,291         22,995
--------------------------------------------------------------------------------
Income before income taxes                              2,482          1,279
--------------------------------------------------------------------------------
   Income tax expense                                     929            436
--------------------------------------------------------------------------------
Net income                                          $   1,553      $     843
================================================================================

 Net income per common and
 common equivalent share:
   Primary                                          $    0.32      $    0.18
   Fully diluted                                         0.32           0.18

 Weighted average common
 and common equivalent
 shares outstanding:
   Primary                                          4,841,035      4,644,236
   Fully diluted                                    4,902,800      4,644,236

 Dividend per common share
 outstanding                                        $    0.05      $    0.05







             See notes to the condensed consolidated financial statements.




                               FIRST ALBANY COMPANIES INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (Unaudited)


                                                        Three Months Ended
                                                    December 31,    December 31,
(In thousands of dollars)                               1995            1994
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  1,553       $    843
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                            691            529
(Increase) decrease in operating assets:
   Cash and securities segregated under federal regs.    (1,300)        (9,326)
   Securities borrowed, net                             (12,243)           168
   Net receivables from brokers, dealers,
       and clearing agencies                             (5,165)
   Net receivable from customers                         (1,210)        (5,719)
   Net receivables from others                          (11,662)       (10,368)
   Securities owned, net                                (27,354)       (18,209)
   Other assets                                             437            389
Increase (decrease) in operating liabilities:
   Net payable to brokers, dealers, and
       clearing agencies                                                (1,337)
   Accounts payable and accrued expenses                    486         (2,575)
--------------------------------------------------------------------------------
Net cash used in operating activities                   (55,767)       (45,605)
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of furniture, equipment, and leaseholds        (705)          (920)
--------------------------------------------------------------------------------
Net cash used in investing activities                      (705)          (920)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Net proceeds (payments) of short-term bank loans      59,004         46,595
   Proceeds (payments) of notes payable                    (150)           (16)
   Proceeds from issuance of common stock from treasury      30            155
   Dividends paid                                          (215)          (191)
--------------------------------------------------------------------------------
Net cash provided by financing activities                58,669         46,543
--------------------------------------------------------------------------------
Decrease in cash                                          2,197             18
Cash at beginning of the year                             3,253          3,165
--------------------------------------------------------------------------------
Cash at end of period                                 $   5,450      $   3,183
================================================================================

Supplemental disclosures of cash flow information: Income tax payments totaled $621 in 1995 and $74 in 1994. Interest payments totaled $6,273 in 1995 and $3,691 in 1994.


            See notes to the condensed consolidated financial statements.







                              FIRST ALBANY COMPANIES INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

1.   Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes for the year ended September 29, 1995.

2.   Cash Segregated Under Federal Regulations

  Cash has been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.

3.   Receivables from Others

  Amounts receivable from others as of:

                                                   December 31,  September 29,
  (In thousands of dollars)                            1995           1995
--------------------------------------------------------------------------------
  Adjustment to record securities owned on
   a trade date basis, net                            $11,249
  Others                                                6,243        $4,965
--------------------------------------------------------------------------------
  Total                                               $17,492        $4,965
================================================================================

  For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

4.   Notes Payable

  Notes payable consist of:

     A note for $1,609,421, which is collateralized by fixed assets, is payable in monthly payments of principal and interest of $65,005. Interest is at the prime rate (8.5% at December 31, 1995) plus 1.5%. The note matures April 1, 1998.

  An unsecured note for $31,250 is payable in quarterly installments of $15,625 plus interest at the prime rate (8.5% at December 31, 1995) plus 1/2%. The note matures March 25, 1996.

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

6.   Stockholders' Equity

  On October 26, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the fourth quarter, ended September 29, 1995, along with a 5% stock dividend. Both were payable on November 22, 1995, to shareholders of record on November 8, 1995.

  On February 1, 1996, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended December 31, 1995, payable on February 23, 1996, to shareholders of record on February 9, 1996.

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

8.   Net Capital Requirements

  The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined by the Rule. As of December 31, 1995, the broker-dealer subsidiary had aggregate net capital, as defined, of $15,793,000 _ exceeding the required net capital by $13,673,000.

9.    Market Value of Financial Instruments

   The financial instruments of the Company are reported on the Statement of Financial Condition at market or fair value or at carrying amounts that approximate fair value with the exception of securities not readily marketable owned by First Albany Companies Inc., which are recorded at cost of approximately $1,225,000. The market value of securities which are carried at cost, approximates $6,125,000. The fair value of other financial assets and liabilities (consisting primarily of receivable from and payable to brokers dealers, clearing agencies, customers, securities borrowed and loaned, and bank loans payable) are considered to approximate the carrying value due to the short-term nature of the financial instruments.



                              FIRST ALBANY COMPANIES INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    (Unaudited)
                                    (Continued)


10.   New Accounting Pronouncements

  The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 establishes fair value-based method of accounting for stock-based compensation plans. Entities may either adopt
FAS 123 or elect to continue accounting for the issuance of stock under compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not yet selected the accounting method it will use to account for stock-based compensation plans and has not measured the impact of changing its method from APB Opinion No. 25 to FAS 123.






                                FIRST ALBANY COMPANIES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1995 VS. 1994




                                                                1995 vs.
                                  Three Months Ended              1994      Percentage
                              December 31,    December 31,      Increase    Increase
(In thousands of dollars)         1995            1994         (Decrease)  (Decrease)
--------------------------------------------------------------------------------------
Revenues
 Commissions                     $  9,639       $  6,587        $  3,052         46%
 Principal transactions            12,322         10,699           1,623         15%
 Investment banking                 5,435          3,749           1,686         45%
 Interest income                    8,138          6,237           1,901         30%
 Fees and others                    1,870          1,553             317         20%
--------------------------------------------------------------------------------------
Total revenues                     37,404         28,825           8,579         30%
 Interest expense                   6,631          4,551           2,080         46%
--------------------------------------------------------------------------------------
Net revenues                       30,773         24,274           6,499         27%
--------------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits         20,433         16,900           3,533         21%
 Clearing, settlement and
  brokerage cost                      613            493             120         24%
 Communications and
  data processing                   2,264          1,814             450         25%
 Occupancy and depreciation         1,842          1,593             249         16%
 Selling                            1,563          1,149             414         36%
 Other                              1,576          1,046             530         51%
--------------------------------------------------------------------------------------
Total expenses
 (excluding interest)              28,291         22,995           5,296         23%
--------------------------------------------------------------------------------------
Income before income taxes          2,482          1,279           1,203         94%
--------------------------------------------------------------------------------------
 Income tax expense                   929            436             493        113%
--------------------------------------------------------------------------------------
Net income                       $  1,553       $    843        $    710         84%
======================================================================================

Net interest income
 Interest income                 $  8,138       $  6,237        $  1,901         30%
 Interest expense                   6,631          4,551           2,080         46%
--------------------------------------------------------------------------------------
Net interest income              $  1,507       $  1,686        $   (179)       (11)%
======================================================================================








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

Results of Operations

Three Months Periods Ended December 31, 1995 and December 31, 1994

Net Income

     Net income for the quarter ended December 31, 1995, was $1.6 million or $0.32 per share compared to $0.8 million or $0.18 per share a year ago. Most of the firm's business units showed significant revenue gains in the first fiscal quarter of 1996 compared to the first fiscal quarter of 1995. Revenues in both the equity capital markets and municipal divisions increased over 50%, while revenues in the retail division were up almost 20%.

Commissions

  Commission revenues increased $3.1 million or 46% in this year's first quarter reflecting active trading in all major markets. Revenues from listed and over-the-counter agency stock commissions increased $2.0 million or 44% with mutual fund commission revenues increasing $1.0 million or 57%.

Principal Transactions

  Principal transactions increased $1.6 million or 15% in this year's first quarter. This was comprised of an increase in equity securities of $0.9 million, an increase in municipal bonds of $0.3 million and an increase in taxable fixed income of $0.4 million.

Investment Banking

  Investment banking revenues increased $1.7 million or 45% in this year's first quarter. Revenues from selling concessions were up $1.0 million (equities increased $0.4 million, municipals increased $0.4 million and taxable fixed income increased $0.2 million), underwriting fees increased $0.6 million (primarily municipal bonds), and investment banking fees increased $0.1 million (municipal finance fees increased $ 0.3 million while corporate finance fees decreased $0.2 million).

Fees and Others

     Fees and other revenues increased $0.3 million or 20% reflecting increased service charge income and financial service revenues.







                               FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1995 VS. 1994



Compensation and Benefits

  Compensation and benefits increased $3.5 million or 21% due primarily to the increase in revenues. Sales-related compensation increased $2.4 million, salaries increased $0.9 million, and benefits increased $0.2 million.

Communications and Data Processing

  Communications and data processing increased 0.5 million or 25% in the first quarter. Communication expense increased $0.4 million due mainly to the firm's buildup in institutional equity sales and research. Data processing expense increased $0.1 million due primarily to a greater number of transactions.

Selling

  Selling expense increased $0.4 million or 36% mainly reflecting higher promotional related costs resulting from institutional sales activity.


Other

  Other expense increased $0.5 million or 51% in the first quarter partially due to an increase in consulting costs.






                              FIRST ALBANY COMPANIES INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

  A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers secured by loaned securities and bank lines-of-credit. Securities borrowed and securities loaned will fluctuate due primarily to the current level of business activity in this area. Receivables from others increased due primarily to a increase in the adjustment to record securities owned on a trade date basis. Securities owned increased primarily due to the addition of an institutional municipal risk trading operation. Short term bank loans increased due primarily to an increase in securities owned. The Company's broker-dealer subsidiaries-First Albany Corporation and Northeast Brokerage Services Corp.-at December 31, 1995 were in compliance with the net capital requirements of the Securities and Exchange Commission (SEC);and had capital in excess of the minimum required.

     Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit-totaling $175,000,000 of which approximately $66,488,000 were unused as of December 31, 1995-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

     On October 26, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the fourth quarter, ended September 29, 1995, along with a 5% stock dividend, both payable on November 22, 1995, to shareholders of record on November 8, 1995.

     On February 1, 1996, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended December 31, 1995, payable on February 23, 1996, to shareholders of record on February 9, 1996.

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

 Item 6. Exhibits and Reports on Form 8-K.


     (a)  Exhibits.
          (11) Statement Re:  Computations of per share earnings.
          (27) Selected Financial Data Schedule BD

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended December 31, 1995.








                                SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               First Albany Companies Inc.
                                    (Registrant)


Date:  February 1, 1996         /s/  Alan P. Goldberg
-----------------------         ---------------------
                                Alan P. Goldberg
                                President/Director


Date:  February 1, 1996         /s/ David J. Cunningham
-----------------------         -----------------------
                                David J. Cunningham
                                Vice President and Chief Financial Officer
                               (Principal Accounting Officer)