Form 10-Q
period 1996-03-29
FIRST ALBANY COMPANIES INC
filed 1996-05-13
CIK 782842

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 29, 1996


                      Commission file number 0-14140


            First Albany Companies Inc.
     (Exact name of registrant as specified in its charter)
            New York                            22-2655804
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

           30 South Pearl Street, Albany, NY         12207
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

        4,511,689 Shares of Common Stock were outstanding as of the close of business on April 23, 1996.


               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                               PAGE

        Part I - Financial Information

            Item 1. Financial Statements

               Condensed Consolidated Statements of Financial
                   Condition at March 29, 1996 and
                   September 29, 1995.....................        3

               Condensed Consolidated Statements of Operations
                   for the Three Months and Six Months Ended
                   March 29, 1996 and March 31, 1995......        4

               Condensed Consolidated Statements of Cash Flows
                   for the Six Months Ended March 29, 1996
                   and March 31, 1995.....................        5

               Notes to Condensed Consolidated Financial
                   Statements.............................        6-8

            Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations...............................        9-15

        Part II - Other Information

            Item 1. Legal Proceedings.....................        16

            Item 6. Exhibits and Reports on Form 8-K......        17-18




[CAPTION]

                        FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            March 29,         September 29,
                                              1996                1995
(In thousands of dollars)                 (Unaudited)
Assets
 Cash and cash equivalents                  $  2,970            $  3,253
 Cash segregated under federal regulations     2,900
 Securities borrowed                         258,469             376,919
 Receivables from
   Brokers,  dealers and clearing agencies     8,463               1,889
   Customers                                  98,435              88,610
   Others                                     12,865               4,965
 Securities owned                             75,137              56,025
 Office equipment and leasehold
   improvements, net                           7,485               6,062
 Other assets                                 11,454               5,532
Total assets                                $478,178            $543,255

Liabilities and Stockholders' Equity

Liabilities
 Short-term bank loans                      $ 95,587            $ 53,288
 Securities loaned                           266,756             388,523
 Payables to
   Brokers, dealers and clearing agencies      8,658               3,104
   Customers                                  34,916              38,335
   Others                                      6,531               4,135
 Securities sold but not yet purchased         9,874               3,892
 Accounts payable                              2,061               1,696
 Accrued compensation                          6,442               8,108
 Accrued expenses                              3,091               4,191
 Note payable                                  5,500               1,791
Total liabilities                            439,416             507,063

Commitments and Contingencies

Stockholders' Equity
 Common stock                                     49                  49
 Additional paid-in-capital                   20,676              20,257
 Retained earnings                            20,623              17,822
 Less treasury stock at cost                  (2,586)             (1,936)
Total stockholders' equity                    38,762              36,192
Total liabilities and stockholders' equity  $478,178            $543,255



       See notes to the condensed consolidated financial statements.

[CAPTION]

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

(In thousands of dollars            Three Months Ended    Six Months Ended
    except for per share           March 29,  March 31,  March 29, March 31,
    and outstanding share amounts)   1996       1995       1996      1995
Revenues
 Commissions                      $ 11,144   $  7,338    $ 20,783  $ 13,925
 Principal transactions             16,188     10,870      28,510    21,568
 Investment banking                  4,295      2,052       9,730     5,802
 Interest                            6,439      5,811      14,577    12,048
 Fees and other                      2,224      1,813       4,094     3,366
Total revenues                      40,290     27,884      77,694    56,709
 Interest expense                    4,954      4,173      11,585     8,724
Net revenues                        35,336     23,711      66,109    47,985

Expenses (excluding interest)
 Compensation and benefits          24,345     16,489      44,778    33,389
 Clearing, settlement and
   brokerage costs                     635        508       1,248     1,001
 Communications and data processing  2,513      1,827       4,778     3,641
 Occupancy and depreciation          1,857      1,685       3,699     3,278
 Selling                             1,503      1,154       3,066     2,304
 Other                               1,626      1,331       3,201     2,376
Total expenses (excluding interest) 32,479     22,994      60,770    45,989
Income before income taxes           2,857        717       5,339     1,996
   Income tax expense                1,103        205       2,032       641
Net income                        $  1,754   $    512    $  3,307  $  1,355

 Net income per common and
 common equivalent share:
   Primary                        $   0.34   $   0.10    $   0.64  $  0. 28
   Fully diluted                      0.34       0.10        0.64     0. 28

 Weighted average common
 and common equivalent
 shares outstanding:
   Primary                        5,186,471  4,932,294   5,134,778 4,904,371
   Fully diluted                  5,186,471  4,935,719   5,167,205 4,906,084
 Dividend per common share
 outstanding                      $    0.05   $   0.05   $    0.10 $   0. 10






       See notes to the condensed consolidated financial statements.

[CAPTION]
                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)


                                               Six Months Ended
                                         March 29,           March 31,
(In thousands of dollars)                  1996                1995

Cash flows from operating activities:
 Net income                              $  3,307           $  1,355
Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation and amortization           1,431              1,098
(Increase) decrease in operating assets:
    Cash and securities segregated under
      federal regs                         (2,900)
    Net receivable from customers         (13,244)            (3,780)
    Net receivable from others             (5,504)
    Securities owned, net                 (13,131)           (28,284)
    Other assets                           (5,921)              (115)
Increase (decrease) in operating
  liabilities:
    Securities loaned, net                 (3,317)             8,447
    Net payable to brokers, dealers, and
      clearing agencies                    (1,020)               267
    Net payable to others                                     21,599
    Accounts payable and accrued expenses  (2,401)            (5,375)
Net cash used in operating activities     (42,700)            (4,788)
Cash flows from investing activities:
    Purchase of furniture, equipment, and
      leaseholds                           (2,854)            (1,532)
Net cash used in investing activities      (2,854)            (1,532)
Cash flows from financing activities:
    Proceeds (payments) of short-term bank
      loans                                 42,299             4,290
    Payments of subordinated notes
    Proceeds (payments) of notes payable     3,709             1,969
    Payments for purchases of common stock
      for treasury                          (1,245)
    Proceeds from issuance of common stock
      from treasury                            263               242
    Proceeds from issuance of restricted
      stock                                    688
    Dividends paid                            (443)             (397)
Net cash provided by financing activities   45,271             6,104
Increase (Decrease) in cash                   (283)             (216)
Cash at beginning of the year                3,253             3,165
Cash at end of period                     $  2,970          $  2,949

Supplemental disclosures of cash flow information: Income tax payments totaled $2,226 in 1996 and $563 in 1995. Interest payments totaled $10,790 in 1996 and $8,419 in 1995.


       See notes to the condensed consolidated financial statements.

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

3.   Receivables from Others

  Amounts receivable from others as of:

                                           March 29,       September 29,
  (In thousands of dollars)                  1996              1995
  Adjustment to record securities owned on
   a trade date basis, net                 $  7,173
  Others                                      5,692          $  4,965
  Total                                    $ 12,865          $  4,965

  For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

4.   Note Payable

  The note payable consists of a note for $5,500,000, which is collateralized by fixed assets, is payable in monthly principal payments of $114,583 plus interest commencing May 1, 1996. The interest rate varies with the 90-day United States Treasury Securities Rate (5.18% plus 2.5% on March 29, 1996). The note matures April 30, 2000.

5.   Contingencies

  In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims. Certain of these are class actions which seek unspecified damages that could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely to result in adverse dispositions. Although further losses are possible, the

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

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

  On April 26, 1996, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended March 29, 1996, along with a 5% stock dividend. Both were payable on May 20, 1996, to shareholders of record on May 6, 1996.

  On March 26, 1996, the Company repurchased 124,050 shares of it's common stock for $1.2 million. When appropriate, the Company will consider making additional purchases.

7.   Net Income Per Common and Common Equivalent Share

  Net income per common and common equivalent share for both the primary and fully diluted computation have been based upon the weighted average number of common shares and the dilutive common stock equivalents outstanding. The dilutive effect of the common stock equivalents was determined using the treasury stock method.

  Net income per common and common equivalent share, along with both the primary and fully dilutive weighted average common and common equivalent shares outstanding, have been adjusted to reflect all of the 5% stock dividends declared, including the 5% stock dividend declared on April 26, 1996, payable on May 20, 1996.

8.   Net Capital Requirements

  The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined by the Rule. As of March 29, 1996, the broker-dealer subsidiary had aggregate net capital, as defined, of $15,325,000-exceeding the required net capital by $13,253,000.

9.   Market Value of Financial Instruments

  The financial instruments of the Company are reported on the Statement of Financial Condition at market or fair value or at carrying amounts that approximate fair value with the exception of securities not readily marketable owned by First Albany Companies Inc., which are recorded at cost of approximately $1,225,000. The market value of securities which are carried at cost, approximates $5,650,000. The fair

                      FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

value of other financial assets and liabilities (consisting primarily of receivable from and payable to brokers dealers, clearing agencies, customers, securities borrowed and loaned, and bank loans payable) are considered to approximate the carrying value due to the short-term nature of the financial instruments.

10.  New Accounting Pronouncements

  The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 establishes a fair value-based method of accounting for stock-based compensation plans. Entities may either adopt FAS 123 or elect to continue accounting for the issuance of stock under compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not yet selected the accounting method it will use to account for stock-based compensation plans, and has not measured the impact of changing its method from APB Opinion No. 25 to FAS 123.


11.  Subsequent Event
  In April 1996, the Company entered into an agreement for the purchase of stock of Mechanical Technology Incorporated (MTI). On May 7, 1996, the Company acquired 909,091 share of MTI, raising its' percentage of ownership in MTI from 4% to 29%.

[CAPTION]
                        FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1996 VS. 1995



                                                          1996 vs.
                                   Three Months Ended     1995     Percentage
                                   March 29, March 31,  Increase    Increase
(In thousands of dollars)           1996        1995   (Decrease)  (Decrease)
Revenues
 Commissions                      $ 11,144   $  7,338  $  3,806        52%
 Principal transactions             16,188     10,870     5,318        49%
 Investment banking                  4,295      2,052     2,243       109%
 Interest income                     6,439      5,811       628        11%
 Fees and others                     2,224      1,813       411        23%
Total revenues                      40,290     27,884    12,406        44%
 Interest expense                    4,954      4,173       781        19%
Net revenues                        35,336     23,711    11,625        49%
Expenses (excluding interest)
 Compensation and benefits          24,345     16,489     7,856        48%
 Clearing, settlement and
   brokerage cost                      635        508       127        25%
 Communications and data processing  2,513      1,827       686        38%
 Occupancy and depreciation          1,857      1,685       172        11%
 Selling                             1,503      1,154       349        30%
 Other                               1,626      1,331       295        22%
Total expenses (excluding interest) 32,479     22,994     9,485        41%
Income before income taxes           2,857        717     2,140       298%
 Income tax expense                  1,103        205       898       438%
Net income                        $  1,754    $   512  $  1,242       243%

Net interest income
 Interest income                  $  6,439    $ 5,811  $    628        11%
 Interest expense                    4,954      4,173       781        19%
Net interest income               $  1,485    $ 1,638  $   (153)       (9)%



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

Results of Operations

Three Months Periods Ended March 29, 1996 and March  31, 1995

Net Income

     Net income for the quarter ended March 29,1996 , was $1.8 million or $0.34 per share compared to $0.5 million or $0.10 per share a year ago. This quarter's gains reflect significant increase in both the firm's institutional and retail revenues in the second quarter of fiscal 1996 compared to the second fiscal quarter of 1995. Revenues more than tripled in the equity capital markets division, nearly doubled in the fixed income capital markets division and increased over 40% in the retail division

Commissions

  Commission revenues increased $3.8 million or 52% in this year's second quarter reflecting active trading in all major markets. Revenues from listed and over-the-counter agency stock commissions increased $2.2 million or 42% with mutual fund commission revenues increasing $1.4 million or 77%.

Principal Transactions

  Principal transactions increased $5.3 million or 49% in this year's second quarter. This was comprised of an increase in equity securities of $3.8 million, an increase in taxable fixed income of $2.1 million and a decrease in municipal bonds of $0.6 million.

Investment Banking

  Investment banking revenues increased $2.2 million or 109% in this year's second quarter. Revenues from selling concessions were up $1.8 million (equities increased $1.4 million, municipals increased $0.3 million and taxable fixed income increased $0.1 million), underwriting fees increased $0.3 (primarily equities), and investment banking fees increased $0.1 million (corporate finance fees increased $ 0.3 million while municipal finance fees decreased $0.2 million).

Fees and Others
     Fees and other revenues increased $0.4 million or 23% reflecting increased service charge income and financial service revenues.

                        FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1996 VS. 1995



Compensation and Benefits

  Compensation and benefits increased $7.9 million or 48% due primarily to the increase in revenues. Sales-related compensation increased $7.0 million, salaries increased $0.8 million, and benefits increased $0.1 million.

Communications and Data Processing

  Communications and data processing increased $0.7 million or 38% in the second quarter. Communication expense increased $0.6 million due mainly to increased personnel and sales activity in the firm's equity capital market division. Data processing expense increased $0.1 million due primarily to higher transaction volumes.

Selling

  Selling expense increased $0.3 million or 30% mainly reflecting higher promotional related costs resulting from increase sales activity in the firm's equity capital market division.

Income Taxes

     Income taxes increased $0.9 million in this year's second quarter due to an increase in pre-tax earnings. The Company's effective tax rate increased to 39% from 29% as a result of a decreased proportion of tax exempt income to income before taxes.


[CAPTION]
                        FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1996 VS. 1995



                                                           1996 vs.
                                      Six Months Ended     1995     Percentage
                                    March 29,   March 31, Increase   Increase
(In thousands of dollars)             1996        1995   (Decrease) (Decrease)
Revenues
 Commissions                        $ 20,783   $ 13,925  $  6,858       49%
 Principal transactions               28,510     21,568     6,942       32%
 Investment banking                    9,730      5,802     3,928       68%
 Interest income                      14,577     12,048     2,529       21%
 Fees and others                       4,094      3,366       728       22%
Total revenues                        77,694     56,709    20,985       37%
 Interest expense                     11,585      8,724     2,861       33%
Net revenues                          66,109     47,985    18,124       38%
Expenses (excluding interest)
 Compensation and benefits            44,778     33,389    11,389       34%
 Clearing, settlement and
   brokerage cost                      1,248      1,001       247       25%
 Communications and data processing    4,778      3,641     1,137       31%
 Occupancy and depreciation            3,699      3,278       421       13%
 Selling                               3,066      2,304       762       33%
 Other                                 3,201      2,376       825       35%
Total expenses (excluding interest)   60,770     45,989    14,781       32%
Income before income taxes             5,339      1,996     3,343      167%
  Income tax expense                   2,032        641     1,391      217%
Net income                          $  3,307   $  1,355  $  1,952      144%

Net interest income
 Interest income                    $ 14,577   $ 12,048  $  2,529       21%
 Interest expense                     11,585      8,724     2,861       33%
Net interest income                 $  2,992   $  3,324  $   (332)     (10)%


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



Six Month Period Ended March 29, 1996 and March 31, 1995

Net Income

     Net income for the six months ended March 29,1996, was $3.3 million or $0.64 per share compared to $1.4 million or $0.28 per share a year ago

Commissions

  Commission revenues increased $6.9 million or 49% in this year's six month period reflecting active trading in all major markets. Revenues from listed and over-the-counter agency commissions increased $4.2 million or 43% with mutual fund commission revenues increasing $2.4 million or 67%.

Principal Transactions

  Principal transactions increased $6.9 million or 32% in this year's first six months. This was comprised of an increase in equity securities of $5.0 million, an increase in taxable fixed income of $2.2 million and a decrease in municipal bonds of $0.3 million.

Investment Banking

  Investment banking revenues increased $3.9 million or 68% in this year's first six months. Revenues from selling concessions were up $2.9 million (equities increased $1.9 million, municipals increased $0.5 million and taxable fixed income increased $0.5 million), underwriting fees increased $0.9 (primarily equities), and investment banking fees increased $0.1 million (corporate finance fees increased $ 0.2 million while municipal finance fees decreased $0.1 million).

Fees and Others

     Fees and other revenues increased $0.7 million or 22% reflecting increased service charge income and financial service revenues.

Compensation and Benefits

  Compensation and benefits increased $11.4 million or 34% due primarily to the increase in revenues. Sales-related compensation increased $9.3 million, salaries increased $1.7 million, and benefits increased $0.4 million.

Communications and Data Processing

  Communications and data processing increased 1.1 million or 31% in this year's first six months. Communication expense increased $0.9 million due to increase sales activity in the firm's equity capital market division. Data processing expense increased $0.2 million due primarily to a greater number of transactions.

Selling

  Selling expense increased $0.8 million or 33% mainly reflecting higher promotional related costs mainly resulting from increase sales activity in the firm's equity capital market division.

Other

  Other expense increased $0.8 million or 35% in the first quarter partially due to an increase in consulting costs.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

  A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers secured by loaned securities and bank lines-of-credit. Securities borrowed and securities loaned will fluctuate due primarily to the current level of business activity in this area. Receivables from others increased due primarily to a increase in the adjustment to record securities owned on a trade date basis. Short term bank loans increased due primarily to an increase in securities owned, receivables from customers and receivables from others. The Company's broker-dealer subsidiaries-First Albany Corporation and Northeast Brokerage Services Corp.-at March 29, 1996 were in compliance with the net capital requirements of the Securities and Exchange Commission (SEC); and had capital in excess of the minimum required.

     Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit--totaling $152,375,000 of which approximately $56,788,000 were unused as of March 29, 1996--will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

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

     On April 26, 1996, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended March 29, 1996, along with a 5% stock dividend. Both were payable on May 20, 1996, to shareholders of record on May 6, 1996.

     The Company believes that funds provided by operations will also provide sufficient resources to fund the acquisition of office equipment and leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.

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

 Item 6. Exhibits and Reports on Form 8-K.


     (a)  Exhibits.
          (11) Statement Re:  Computations of per share earnings.
          (27) Selected Financial Data Schedule BD

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended March 29, 1996.











                                SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   First Albany Companies Inc.
                                          (Registrant)


Date:                              /s/ Alan P. Goldberg
                                   Alan P. Goldberg
                                   President/Director

Date:                              /s/ David J. Cunningham
                                   David J. Cunningham
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting Officer)