Form 10-Q/A
period 1995-12-31
FIRST ALBANY COMPANIES INC
filed 1996-07-24
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 Form 10-Q

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

    For the transition period from September 30, 1995 to December 31, 1995


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

        4,737,154 Shares of Common Stock were outstanding as of the close of business on June 11, 1996.



                         FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                        FORM 10-Q

                                          INDEX


                                                                       PAGE

    Part I - Financial Information

       Item 1. Financial Statements

          Condensed Consolidated Statements of Financial
                   Condition at December 31, 1995 and
                   September 29, 1995..........................           3

          Condensed Consolidated Statements of Operations
                   for the Three Months Ended December 31, 1995           4

          Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended December 31, 1995
                   and December 31, 1994.......................           5

          Notes to Condensed Consolidated Financial
                   Statements..................................         6-8

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations......................................         9-12


   Part II - Other Information

       Item 1.  Legal Proceedings..............................           13

       Item 6.  Exhibits and Reports on Form 8-K...............           13




                              FIRST ALBANY COMPANIES INC.
               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                               December 31,      September 29,
                                                   1995              1995
(In thousands of dollars)                      (Unaudited)
- --------------------------------------------------------------------------------
Assets
 Cash and cash equivalents                        $  5,450          $  3,253
 Cash segregated under federal regulations           1,300
 Securities borrowed                               283,785           376,919
 Receivables from
   Brokers, dealers and clearing agencies            7,231             1,889
   Customers                                        99,759            88,610
   Others                                           17,492             4,965
 Securities owned                                   82,056            56,025
 Office equipment and leasehold improvements, net    6,075             6,062
 Other assets                                        6,933             5,532
- --------------------------------------------------------------------------------
Total assets                                      $510,081          $543,255
================================================================================

Liabilities and Stockholders' Equity

Liabilities
 Short-term bank loans                            $112,292          $ 53,288
 Securities loaned                                 283,146           388,523
 Payables to
   Brokers, dealers and clearing agencies            3,281             3,104
   Customers                                        48,274            38,335
   Others                                            5,000             4,135
 Securities sold but not yet purchased               4,407             3,892
 Accounts payable                                    2,457             1,696
 Accrued compensation                                7,617             8,108
 Accrued expenses                                    4,408             4,191
 Notes payable                                       1,641             1,791
- --------------------------------------------------------------------------------
Total liabilities                                  472,523           507,063
- --------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity
 Common stock                                           49                49
 Additional paid-in-capital                         20,257            20,257
 Retained earnings                                  19,153            17,822
 Less treasury stock at cost                        (1,901)           (1,936)
- --------------------------------------------------------------------------------
Total stockholders' equity                          37,558            36,192
- --------------------------------------------------------------------------------
Total liabilities and stockholders' equity        $510,081          $543,255
================================================================================




               See notes to the condensed consolidated financial statements.



                              FIRST ALBANY COMPANIES INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                      Three Months Ended
(In thousands of dollars except for per share     December 31,    December 31,
  and outstanding share amounts)                      1995            1994
- --------------------------------------------------------------------------------
Revenues
 Commissions                                        $   9,639      $   6,587
 Principal transactions                                12,322         10,699
 Investment banking                                     5,435          3,749
 Interest                                               8,138          6,237
 Fees and other                                         1,870          1,553
- --------------------------------------------------------------------------------
Total revenues                                         37,404         28,825
  Interest expense                                      6,631          4,551
- --------------------------------------------------------------------------------
Net revenues                                           30,773         24,274
- --------------------------------------------------------------------------------

Expenses (excluding interest)
 Compensation and benefits                             20,433         16,900
 Clearing, settlement and brokerage costs                 613            493
 Communications and data processing                     2,264          1,814
 Occupancy and depreciation                             1,842          1,593
 Selling                                                1,563          1,149
 Other                                                  1,576          1,046
- --------------------------------------------------------------------------------
Total expenses (excluding interest)                    28,291         22,995
- --------------------------------------------------------------------------------
Income before income taxes                              2,482          1,279
- --------------------------------------------------------------------------------
   Income tax expense                                     929            436
- --------------------------------------------------------------------------------
Net income                                          $   1,553      $     843
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




                               FIRST ALBANY COMPANIES INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (Unaudited)


                                                        Three Months Ended
                                                    December 31,    December 31,
(In thousands of dollars)                               1995            1994
- --------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  1,553       $    843
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                            691            529
(Increase) decrease in operating assets:
   Cash and securities segregated under federal regs.    (1,300)        (9,326)
   Securities borrowed, net                             (12,243)           168
   Net receivables from brokers, dealers,
       and clearing agencies                             (5,165)
   Net receivable from customers                         (1,210)        (5,719)
   Net receivables from others                          (11,662)       (10,368)
   Securities owned, net                                (27,354)       (18,209)
   Other assets                                             437            389
Increase (decrease) in operating liabilities:
   Net payable to brokers, dealers, and
       clearing agencies                                                (1,337)
   Accounts payable and accrued expenses                    486         (2,575)
- --------------------------------------------------------------------------------
Net cash used in operating activities                   (55,767)       (45,605)
- --------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of furniture, equipment, and leaseholds        (705)          (920)
- --------------------------------------------------------------------------------
Net cash used in investing activities                      (705)          (920)
- --------------------------------------------------------------------------------
Cash flows from financing activities:
   Net proceeds (payments) of short-term bank loans      59,004         46,595
   Proceeds (payments) of notes payable                    (150)           (16)
   Proceeds from issuance of common stock from treasury      30            155
   Dividends paid                                          (215)          (191)
- --------------------------------------------------------------------------------
Net cash provided by financing activities                58,669         46,543
- --------------------------------------------------------------------------------
Decrease in cash                                          2,197             18
Cash at beginning of the year                             3,253          3,165
- --------------------------------------------------------------------------------
Cash at end of period                                 $   5,450      $   3,183
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

3.   Receivables from Others

  Amounts receivable from others as of:

                                                   December 31,  September 29,
  (In thousands of dollars)                            1995           1995
- --------------------------------------------------------------------------------
  Adjustment to record securities owned on
   a trade date basis, net                            $11,249
  Others                                                6,243        $4,965
- --------------------------------------------------------------------------------
  Total                                               $17,492        $4,965
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






                                FIRST ALBANY COMPANIES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1995 VS. 1994




                                                                1995 vs.
                                  Three Months Ended              1994      Percentage
                              December 31,    December 31,      Increase    Increase
(In thousands of dollars)         1995            1994         (Decrease)  (Decrease)
- --------------------------------------------------------------------------------------
Revenues
 Commissions                     $  9,639       $  6,587        $  3,052         46%
 Principal transactions            12,322         10,699           1,623         15%
 Investment banking                 5,435          3,749           1,686         45%
 Interest income                    8,138          6,237           1,901         30%
 Fees and others                    1,870          1,553             317         20%
- --------------------------------------------------------------------------------------
Total revenues                     37,404         28,825           8,579         30%
 Interest expense                   6,631          4,551           2,080         46%
- --------------------------------------------------------------------------------------
Net revenues                       30,773         24,274           6,499         27%
- --------------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits         20,433         16,900           3,533         21%
 Clearing, settlement and
  brokerage cost                      613            493             120         24%
 Communications and
  data processing                   2,264          1,814             450         25%
 Occupancy and depreciation         1,842          1,593             249         16%
 Selling                            1,563          1,149             414         36%
 Other                              1,576          1,046             530         51%
- --------------------------------------------------------------------------------------
Total expenses
 (excluding interest)              28,291         22,995           5,296         23%
- --------------------------------------------------------------------------------------
Income before income taxes          2,482          1,279           1,203         94%
- --------------------------------------------------------------------------------------
 Income tax expense                   929            436             493        113%
- --------------------------------------------------------------------------------------
Net income                       $  1,553       $    843        $    710         84%
======================================================================================

Net interest income
 Interest income                 $  8,138       $  6,237        $  1,901         30%
 Interest expense                   6,631          4,551           2,080         46%
- --------------------------------------------------------------------------------------
Net interest income              $  1,507       $  1,686        $   (179)       (11)%
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


                               First Albany Companies Inc.
                                    (Registrant)


Date:  July 22, 1996            /s/  Alan P. Goldberg
- -----------------------         ---------------------
                                Alan P. Goldberg
                                President/Director


Date:  July 22, 1996            /s/ David J. Cunningham
- -----------------------         -----------------------
                                David J. Cunningham
                                Vice President and Chief Financial Officer
                               (Principal Accounting Officer)