Form 10-Q
period 1996-06-28
FIRST ALBANY COMPANIES INC
filed 1996-08-12
CIK 782842

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 28, 1996
                      -------------------------------

                      Commission file number 0-14140


            First Albany Companies Inc.
- ----------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            New York                                      22-2655804
- ----------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

            30 South Pearl St., Albany, NY                     12207
- ----------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

            (518) 447-8500
- ----------------------------------------------------------------------------
     (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes      X       (1) No
                                             --------          --------
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              4,737,154 Shares of Common Stock were outstanding as of the close of business on June 24, 1996.


               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                                  PAGE

        Part I - Financial Information

            Item 1. Financial Statements

               Condensed Consolidated Statements of Financial
                   Condition at June 28, 1996 and
                   September 29, 1995.......................        3

               Condensed Consolidated Statements of Operations
                   for the Three Months and Nine Months Ended
                   June 28, 1996 and June 30, 1995...........       4

               Condensed Consolidated Statements of Cash Flows
                   for the Nine Months Ended June 28, 1996
                   and June 30, 1995..........................      5

               Notes to Condensed Consolidated Financial
                     Statements....  .........................      6-8

            Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations...................................      9-15

        Part II - Other Information

            Item 1. Legal Proceedings.........................      16

            Item 4. Submission of matters to a vote of
                    security holders..........................      16

            Item 6. Exhibits and Reports on Form 8-K.. .......      17-19


[CAPTION]



                        FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            June 28,         September 29,
                                              1996                1995
(In thousands of dollars)                 (Unaudited)
- ------------------------------------------------------------------------
Assets
 Cash and cash equivalents                 $  3,362            $  3,253
 Securities borrowed                        288,902             376,919
 Receivables from
   Brokers, dealers and clearing agencies     5,765               1,889
   Customers                                120,186              88,610
   Others                                     6,377               4,965
Securities owned                            128,454              56,025
Office equipment and leasehold
  improvements, net                           6,997               6,062
Other assets                                 11,325               5,532
- ------------------------------------------------------------------------
Total assets                               $571,368            $543,255
========================================================================

Liabilities and Stockholders' Equity

Liabilities
 Short-term bank loans                     $136,033             $53,288
 Securities sold under agreement to
   repurchase                                 4,975
 Securities loaned                          298,211             388,523
Payables to
   Brokers, dealers and clearing agencies     2,895               3,104
   Customers                                 36,191              38,335
   Others                                    26,867               4,135
 Securities sold but not yet purchased        5,758               3,892
 Accounts payable                             1,963               1,696
 Accrued compensation                         9,824               8,108
 Accrued expenses                             3,327               4,191
 Note payable                                 5,156               1,791
- -------------------------------------------------------------------------
Total liabilities                           531,200             507,063
- -------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity
 Common stock                              $     51           $      49
 Additional paid-in-capital                  23,287              20,257
 Retained earnings                           19,416              17,822
 Less treasury stock at cost                 (2,586)             (1,936)
- -------------------------------------------------------------------------
Total stockholders' equity                   40,168             $36,192
- -------------------------------------------------------------------------
Total liabilities and stockholders' equity $571,368            $543,255
=========================================================================



       See notes to the condensed consolidated financial statements.

[CAPTION]
                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                  Three Months Ended    Nine Months Ended
(In thousands of dollars
  except for per share             June 28,  June 30,   June 28,  June 30,
  and outstanding share amounts)    1996      1995        1996      1995
- --------------------------------------------------------------------------
Revenues
  Commissions                     $ 11,199  $  8,484    $ 31,982  $ 22,409
  Principal transactions            17,557    11,408      46,067    32,976
  Investment banking                 4,329     4,039      14,059     9,841
  Interest                           6,739     7,144      21,317    19,192
  Fees and other                     2,389     1,685       6,482     5,051
- --------------------------------------------------------------------------
Total revenues                      42,213    32,760     119,907    89,469
    Interest expense                 5,173     5,681      16,758    14,405
- --------------------------------------------------------------------------
Net revenues                        37,040    27,079     103,149    75,064
- --------------------------------------------------------------------------

Expenses (excluding interest)
  Compensation and benefits         24,998    18,459      69,776    51,849
  Clearing, settlement and
     brokerage costs                   722       609       1,970     1,610
  Communications and data processing 2,784     2,037       7,562     5,678
  Occupancy and depreciation         1,980     1,699       5,678     4,977
  Selling                            1,972     1,166       5,039     3,469
  Other                              2,004     1,524       5,205     3,900
- --------------------------------------------------------------------------
Total expenses (excluding interest) 34,460    25,494      95,230    71,483
- --------------------------------------------------------------------------
Income before income taxes           2,580     1,585       7,919     3,581
- --------------------------------------------------------------------------
   Income tax expense                  995       592       3,027     1,234
- --------------------------------------------------------------------------
Net income                        $  1,585   $   993    $  4,892  $  2,347
==========================================================================

 Net income per common and
 common equivalent share:
   Primary                        $   0.31   $  0.20    $   0.95  $  0. 48
   Fully diluted                      0.31      0.20        0.95     0. 48
==========================================================================

 Weighted average common
 and common equivalent
 shares outstanding:
   Primary                       5,106,666  4,966,541  5,125,407  4,925,094
   Fully diluted                 5,106,666  4,966,541  5,147,025  4,926,236
===========================================================================
 Dividend per common share
 outstanding                       $  0.05    $  0.05   $   0.15  $    0.15
===========================================================================





       See notes to the condensed consolidated financial statements.


[CAPTION]
                         FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                                  Nine Months Ended
                                              June 28,          June 30,
(In thousands of dollars)                      1996              1995
- ------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                  $  4,892           $  2,347
Adjustments to reconcile net income to
 net cash used in operating activities:
    Depreciation and amortization               2,212              1,687
(Increase) decrease in operating assets:
    Cash and securities segregated under
       federal regs.                                                (300)
    Net receivable from customers             (33,720)            (4,198)
    Net receivables from brokers and dealers   (4,085)
    Securities owned, net                     (70,564)           (22,338)
    Other assets                               (5,792)            (2,026)
Increase (decrease) in operating liabilities:
    Securities loaned, net                     (2,295)            15,705
    Net payable to brokers, dealers, and
         clearing agencies                                        (2,594)
    Net payable to others                      21,320             16,902
    Accounts payable and accrued expenses       1,119             (1,235)
- --------------------------------------------------------------------------
Net cash provided by (used in) operating
  activities                                  (86,913)             3,950
- --------------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of furniture, equipment, and
        leaseholds                             (3,147)            (2,304)
- --------------------------------------------------------------------------
Net cash used in investing activities          (3,147)            (2,304)
- --------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds (payments) of short-term bank
       loans                                   82,745             (3,408)
    Proceeds (payments) of notes payable        3,365              1,875
    Securities sold under agreement to
       repurchase                               4,975
   Payments for purchases of common stock for
       treasury                                (1,245)
   Proceeds from issuance of common stock from
       treasury                                   263                242
   Proceeds from issuance of restricted stock     737                203
   Dividends paid                                (671)              (600)
- ---------------------------------------------------------------------------
Net cash (used in) provided by financing
   activities                                  90,169             (1,688)
- ---------------------------------------------------------------------------
Decrease in cash                                  109                (42)
Cash at beginning of the year                   3,253              3,165
- ---------------------------------------------------------------------------
Cash at end of period                        $  3,362           $  3,123
===========================================================================

Supplemental disclosures of cash flow information: Income tax payments totaled $3,424 in 1996 and $831 in 1995. Interest payments totaled $16,078 in 1996 and $13,317 in 1995.






       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1.   Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including only normal, recurring adjustments, necessary for a fair presentation of results for such periods.
The results for any interim period are not necessarily indicative of those for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes for the year ended September 29, 1995.

2.   Securities Owned

  In April 1996, the Company entered into an agreement for the purchase of stock of Mechanical Technology Incorporated (MTI). On May 7, 1996, the Company acquired 909,091 shares of MTI, raising its percentage of ownership in MTI from 4% to 29%. A private placement in June 1996 reduced the Company's percentage of ownership in MTI to 21%.

3.   Payables to Others

  Amounts payable to others as of:

- ---------------------------------------------------------------------------
                                             June 28,       September 29,
(In thousands of dollars)                     1996              1995
===========================================================================
  Adjustment to record securities owned on
   a trade date basis, net                   $22,237         $   773
  Others                                       4,630           3,362
- ---------------------------------------------------------------------------
  Total                                      $26,867          $4,135
===========================================================================

  For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

4.   Note Payable

  The note payable consists of a note for $5,156,000, which is collateralized by fixed assets and is payable in monthly principal payments of $114,583 plus interest. The interest rate varies with the 90-day United States Treasury Securities Rate (4.99% plus 2.5% on June 28, 1996). The note matures April 30, 2000.

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

opinion of management, based upon the advice of its attorneys and general counsel, is that such litigation, in the aggregate, will not, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

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

  On March 26, 1996, the Company repurchased 124,050 shares of its common stock for $1.2 million. When appropriate, the Company will consider making additional purchases.

  On April 26, 1996, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended March 29, 1996, along with a 5% stock dividend. Both were payable on May 20, 1996, to shareholders of record on May 6, 1996.

  On July 25, 1996, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the third quarter, ended June 28, 1996, payable on August 23, 1996, to shareholders of record on August 9, 1996.

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

8.   Net Capital Requirements

  The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined by the Rule. As of June 28, 1996, the broker-dealer subsidiary had aggregate net capital, as defined, of $14,098,000--exceeding the required net capital by $11,569,000.


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

9.   Market Value of Financial Instruments

  The financial instruments of the Company are reported on the Statement of Financial Condition at market or fair value or at carrying amounts that approximate fair value with the exception of securities not readily marketable owned by First Albany Companies Inc., which are recorded at cost of approximately $1,225,000. The market value of securities which are carried at cost approximates $4,900,000. The fair value of other financial assets and liabilities (consisting primarily of receivable from and payable to brokers dealers, clearing agencies, customers, securities borrowed and loaned, and bank loans payable) are considered to approximate the carrying value due to the short-term nature of the financial instruments.

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


[CAPTION]


                        FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1995 VS. 1996


                                                      1996 vs.
                              Three Months Ended      1995       Percentage
                              June 28,   June 30,    Increase    Increase
(In thousands of dollars)      1996       1995      (Decrease)   (Decrease)
- ----------------------------------------------------------------------------
Revenues
 Commissions                 $ 11,199  $   8,48     $  2,715         32%
 Principal transactions        17,557    11,408        6,149         54%
 Investment banking             4,329     4,039          290          7%
 Interest income                6,739     7,144         (405)        (6)%
 Fees and others                2,389     1,685          704         42%
- ----------------------------------------------------------------------------
Total revenues                 42,213    32,760        9,453         29%
 Interest expense               5,173     5,681         (508)        (9)%
- ----------------------------------------------------------------------------
Net revenues                   37,040    27,079        9,961         37%
- ----------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits     24,998    18,459        6,539         35%
 Clearing, settlement and
  brokerage cost                  722       609          113         19%
 Communications and data
  processing                    2,784     2,037          747         37%
 Occupancy and depreciation     1,980     1,699          281         17%
 Selling                        1,972     1,166          806         69%
 Other                          2,004     1,524          480         31%
- ----------------------------------------------------------------------------
Total expenses (excluding
    interest)                  34,460    25,494        8,966         35%
- ----------------------------------------------------------------------------
Income before income taxes      2,580     1,585          995         63%
- ----------------------------------------------------------------------------
 Income tax expense               995       592          403         68%
- ----------------------------------------------------------------------------
Net income                   $  1,585  $    993      $   592         60%
============================================================================

Net interest income
 Interest income             $  6,739  $  7,144      $  (405)        (6)%
 Interest expense               5,173     5,681         (508)        (9)%
- ----------------------------------------------------------------------------
Net interest income          $  1,566  $  1,463      $   103          7%
============================================================================

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

Business Environment
- --------------------

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

Results of Operations
- ---------------------

Three Months Periods Ended June 28, 1996 and June 30, 1995
- ----------------------------------------------------------

Net Income
- ----------

   Net income for the quarter ended June 28,1996 was $1.6 million or $0.31 per share compared to $1.0 million or $0.20 per share a year ago. This quarter's gains reflect a significant increase in both the firm's institutional and retail revenues in the third quarter of fiscal 1996 compared to the third fiscal quarter of 1995. Revenues in the equity capital markets division and fixed income capital markets division increased over 50%, while revenues in the retail division increased nearly 40%.

Commissions
- -----------

  Commission revenues increased $2.7 million or 32% in this year's third quarter reflecting active trading in all major markets. Revenues from listed and over-the-counter agency stock commissions increased $1.5 million or 29% while mutual fund commission revenues increased $1.1 million or 49%.

Principal Transactions
- ----------------------

  Principal transactions increased $6.1 million or 54% in this year's third quarter. This was comprised of an increase in equity securities of $3.8 million, an increase in taxable fixed income of $1.3 million and an increase in municipal bonds of $1.0 million.

Fees and Others
- ---------------

     Fees and other revenues increased $0.7 million or 42% reflecting increased service charge income and financial service revenues.


                        FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1996 VS. 1995



Compensation and Benefits
- -------------------------

  Compensation and benefits increased $6.5 million or 35% due primarily to the increase in revenues. Sales-related compensation increased $5.6 million, salaries increased $.6 million, and benefits increased $0.3 million.

Communications and Data Processing
- ----------------------------------

  Communications and data processing expenses increased $0.7 million or 37% in the third quarter. Communication expense increased $0.5 million due mainly to more personnel and higher sales activity especially in the firm's equity capital market division. Data processing expense increased $0.2 million due primarily to higher transaction volumes.

Selling
- -------

  Selling expense increased $0.8 million or 69% primarily reflecting greater promotional related expenses.

[CAPTION]
                          FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1996 VS. 1995



                                                          1996 vs.
                                Nine Months Ended         1995      Percentage
                              June 28,     June 30,     Increase    Increase
(In thousands of dollars)       1996         1995      (Decrease)  (Decrease)
- ------------------------------------------------------------------------------
Revenues
 Commissions                 $ 31,982     $ 22,409      $  9,573       43%
 Principal transactions        46,067       32,976        13,091       40%
 Investment banking            14,059        9,841         4,218       43%
 Interest income               21,317       19,192         2,125       11%
 Fees and others                6,482        5,051         1,431       28%
- ------------------------------------------------------------------------------
Total revenues                119,907       89,469        30,438       34%
 Interest expense              16,758       14,405         2,353       16%
- ------------------------------------------------------------------------------
Net revenues                  103,149       75,064        28,085       37%
- ------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits     69,776       51,849        17,927       35%
 Clearing, settlement and
   brokerage cost               1,970        1,610           360       22%
 Communications and data
   processing                   7,562        5,678         1,884       33%
 Occupancy and depreciation     5,678        4,977           701       14%
 Selling                        5,039        3,469         1,570       45%
 Other                          5,205        3,900         1,305       33%
- ------------------------------------------------------------------------------
Total expenses (excluding
  interest)                    95,230       71,483        23,747       33%
- ------------------------------------------------------------------------------
Income before income taxes      7,919        3,581         4,338      121%
- ------------------------------------------------------------------------------
 Income tax expense             3,027        1,234         1,793      145%
- ------------------------------------------------------------------------------
Net income                   $  4,892     $  2,347      $  2,545      108%
==============================================================================

Net interest income
 Interest income             $ 21,317     $ 19,192      $  2,125       11%
 Interest expense              16,758       14,405         2,353       16%
- ------------------------------------------------------------------------------
Net interest income          $  4,559     $  4,787      $   (228)      (5)%
==============================================================================


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Nine Months Periods Ended June 28, 1996 and June 30, 1995
- ---------------------------------------------------------

Net Income
- ----------

  Net income for the nine months ended June 28,1996, was $4.9 million or $0.95 per share compared to $2.3 million or $0.48 per share a year ago.

Commissions
- -----------

  Commission revenues increased $9.6 million or 43% in this year's nine-month period reflecting active trading in all major markets. Revenues from listed and over-the-counter agency commissions increased $5.7 million or 36% while mutual fund commission revenues increased $3.5 million or 49%.

Principal Transactions
- ----------------------

  Principal transactions increased $13.1 million or 40% in this year's first nine-months. This was comprised of an increase in equity securities of $8.5 million, an increase in taxable fixed income of $3.8 million and an increase in municipal bonds of $0.8 million.

Investment Banking
- ------------------

  Investment banking revenues increased $4.2 million or 43% in this year's first nine months. Revenues from selling concessions were up $3.0 million (equities increased $1.3 million, municipals increased $1.1 million and taxable fixed income increased $0.6 million), underwriting fees increased $1.2 (both equities and municipals increased $0.6 million, respectively), and investment banking fees remained stable.

Fees and Others
- ---------------

     Fees and other revenues increased $1.4 million or 28% reflecting increased service charge income and financial service revenues.

Compensation and Benefits
- -------------------------

  Compensation and benefits increased $17.9 million or 35% due primarily to greater revenues. Sales-related compensation increased $14.9 million, salaries increased $2.3 million, and benefits increased $0.7 million.

Communications and Data Processing
- ----------------------------------

  Communications and data processing expenses increased $1.9 million or 33% in this year's first nine months. Communication expense increased $1.4 million due mainly to increased sales activity in the firm's equity capital market division. Data processing expense increased $0.5 million due primarily to a greater number of transactions.

Selling
- -------

  Selling expense increased $1.6 million or 45% mainly reflecting higher promotional related costs due to the greater sales activity in the firm's equity capital market division.

                        FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1996 VS. 1995

Other
- -----

  Other expense increased $1.3 million or 33% in this year's nine months partially due to an increase in consulting costs.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

  A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers secured by loaned securities, and bank lines-of-credit. Securities borrowed and securities loaned along with receivables from customers and payables to customers will fluctuate primarily due to the current level of business activity in these areas. Securities owned will fluctuate as a result of changes in the level of positions held to facilitate customer transactions and changes in market conditions. Short-term bank loans increased due primarily to an increase in securities owned and receivables from customers. Payables to others increased primarily because of an increase in the adjustment to record securities owned on a trade date basis. The Company's broker-dealer subsidiaries--First Albany Corporation and Northeast Brokerage Services Corp.-- at June 28, 1996 were in compliance with the net capital requirements of the Securities and Exchange Commission (SEC) and had capital in excess of the minimum required.

     Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit--totaling $220,000,000 of which approximately $99,100,000 were unused as of June 28, 1996--will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

     On October 26, 1995, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the fourth quarter, ended September 29, 1995, along with a 5% stock dividend, both payable on November 22, 1995, to share-holders of record on November 8, 1995.

     On February 1, 1996, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended December 31, 1995, payable on February 23, 1996, to shareholders of record on February 9, 1996.

     On March 26, 1996, the Company repurchased 124,050 shares of its common stock for $1.2 million. When appropriate, the Company will consider making additional purchases.

     On April 26, 1996, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended March 29, 1996, along with a 5% stock dividend. Both were payable on May 20, 1996, to shareholders of record on May 6, 1996.

     On July 25, 1996, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the third quarter, ended June 28,1996, payable on August 23, 1996, to shareholders of record on August 9, 1996.

     The Company believes that funds provided by operations will also provide sufficient resources for the acquisition of office equipment and leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.


                         Part II Other Information

Item 1. Legal Proceedings
- ------------------------

  In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims. Certain of these are class actions which seek unspecified damages that could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely to result in adverse dispositions. Although further losses are possible, the opinion of management, based upon the advice of its attorneys and general counsel, is that such litigation, in the aggregate, will not have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

Item 4. Submission of matters to a vote of security holders.
- ------------------------------------------------------------
     A.  Annual meeting was held on May 30, 1996

     B. Elected as Directors: (There were no broker non-votes with respect to the election of directors).
                                             Votes For    Votes Against
                                           -------------  -------------
          George C. McNamee                  4,179,668       41,368
          Alan P. Goldberg                   4,179,668       41,368
          Daniel V. McNamee, III             4,179,668       41,368
          J. Anthony Boeckh                  4,179,668       41,368
          Walter Fiederowicz                 4,179,530       41,506
          Hugh A. Johnson, Jr.               4,179,668       41,368
          Benaree P. Wiley                   4,179,402       41,634
          Charles L. Schwager                4,179,668       41,368

     C.  Other matters voted on at Annual Meeting

          1. Ratified the selection of Coopers & Lybrand L.L.P. as independent auditors of the Company for the fiscal year ending September 27, 1996.

                    For:                4,206,328
                    Against:                3,901
                    Abstain:                1,824
                    Broker Non-Votes:       8,983

          2. Approved amendment to the Company's 1989 Stock Incentive Plan which increased the number of shares of common stock available for issuance under the Plan. As amended, the Company is authorized to issue up to 1,753,996 shares under the Plan.

                    For:                3,192,719
                    Against:              246,275
                    Abstain:               28,449
                    Broker Non-Votes:     753,593



Item 6. Exhibits and Reports on Form 8-K.
- ----------------------------------------

     (a)  Exhibits.
          --------
          (11) Statement Re:  Computations of per share earnings.
          (27) Selected Financial Data Schedule BD

     (b)  Reports on Form 8-K.
          -------------------

          No Form 8-K was filed during the quarter ended June 28, 1996.
                                                         -------------

                                SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              First Albany Companies Inc.
                                              ---------------------------
                                                    (Registrant)


Date:  August 12, 1996                  /s/ Alan P. Goldberg
- ----------------------                  --------------------
                                        Alan P. Goldberg
                                        President/Director


Date:  August 12, 1996                  /s/ David J. Cunningham
- ----------------------                  ------------------------
                                        David J. Cunningham
                                        Vice President and Chief Financial
                                            Officer
                                       (Principal Accounting Officer)