Form 10-K
period 1996-12-31
FIRST ALBANY COMPANIES INC
filed 1997-03-27
CIK 782842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996      Commission file number 014140

           F I R S T   A L B A N Y   C O M P A N I E S   I N C .
           ====================================================
          (Exact name of registrant as specified in its charter)

     New York                                                    22-2655804
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

30 S. Pearl Street, Albany, New York                                  12207
------------------------------------                        ------------------
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code (518) 447-8500

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                         which registered

        none                                                     none
-------------------                                   ------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common stock par value $.01 per share
-------------------------------------------------------------------------------
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.   Yes  X        No
                                 ------          ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 14, 1997, 5,171,279 shares, par value $.01 per share, were outstanding. The aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the closing price of Registrant's shares as reported on the NASDAQ system on March 14, 1997, which was $11.25) was approximately $17,597,508.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into
Part III.

                                  Part I

Item 1.  Business
-----------------

First Albany Companies Inc. (the Company), through its wholly owned subsidiary First Albany Corporation (First Albany), conducts a full service investment banking business with brokerage activity centered in New York and New England. These activities include securities brokerage for individual and institutional customers, and market-making and trading of corporate, government, and municipal securities. In addition, First Albany underwrites and distributes municipal and corporate securities, provides securities clearance activities for other brokerage firms, and offers financial advisory services to its customers. Another of the Company's subsidiaries is First Albany Asset Management Corporation ("Asset Management"). Asset Management serves as investment manager to individual and institutional customers. Asset Management directs the invest-ment of customer and mutual fund assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and continuous supervision of the portfolios.

Brokerage services to retail and institutional customers are provided through First Albany's salesforce of Investment Executives and Institutional Salespeople. First Albany believes that its Investment Executives and Institutional Salespeople are a key factor to the success of its business.
Over the last five years, the number of full-time Investment Executives and Institutional Salespeople has grown from approximately 213 to 304, many of whom joined First Albany after previous associations with national brokerage firms.

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

The Company (formed in 1985) and First Albany (formed in 1953) are New York corporations. First Albany is a member of the New York Stock Exchange, Inc. ("NYSE"), the American Stock Exchange, Inc. ("ASE"), and the Boston Stock Exchange, Inc. ("BSE") and is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"). First Albany is also a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"), which insures customer funds and securities deposited with a broker-dealer up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. First Albany has obtained additional coverage of $24,500,000 per account from National Union, a wholly owned subsidiary of American International Group
(AIG), America's largest commercial insurer. Both companies are rated A+15 (highest rating) by A.M. Best.


Sources of Revenues
-------------------

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows:

                                        For the Years Ended
--------------------------------------------------------------------------------
                      December 31,  December 31,  September 29, September 30,
                         1996          1995           1995         1994
                                  (three-months)
--------------------------------------------------------------------------------
                   Amount Percent Amount Percent Amount Percent Amount Percent
--------------------------------------------------------------------------------

(In thousands of dollars)
Securities commissions:
  Listed         $ 20,507  12.2% $ 5,128  13.7% $ 17,852  14.5%  $ 14,201 13.2%
  Over-the-counter  7,749   4.6    1,402   3.7     4,395   3.6      3,588  3.3
  Options           1,894   1.1      382   1.0     1,240   1.0        911  0.8
  Mutual funds     12,258   7.3    2,712   7.3     8,228   6.7     10,586  9.8
  Other               303   0.2       15   0.1       174   0.1        267  0.3
--------------------------------------------------------------------------------
   Sub-total       42,711  25.4    9,639  25.8    31,889  25.9     29,553 27.4

Principal trans-
  actions          63,438  37.7   12,322  32.9    43,198  35.1    36,167  33.6
Investment banking 19,558  11.6    5,435  14.5    14,625  11.9    19,164  17.8
Clearing revenues   1,100   0.7      267   0.7     1,059   0.8     1,151   1.1
Fees and other      9,144   5.4    1,603   4.3     6,155   5.0     5,427   5.0
--------------------------------------------------------------------------------
   Total operating
   revenues       135,951  80.8   29,266  78.2    96,926  78.7    91,462  84.9
--------------------------------------------------------------------------------
Interest income    32,240  19.2    8,138  21.8    26,173  21.3    16,222  15.1
--------------------------------------------------------------------------------
 Total revenues  $168,191 100.0%$ 37,404 100.0% $123,099 100.0% $107,684 100.0%
================================================================================

In July 1996, the Company changed its fiscal year end to a calendar year end. Accordingly, results from operations for the period ending December 31, 1996 reflect a twelve-month period ("calendar year") while results for the transitional period ending December 31, 1995 reflect a three-month period.

Securities Commissions
----------------------

In executing customers' orders to buy or sell listed securities and securities in which it does not make a market, First Albany generally acts as an agent and charges a commission.

Principal Transactions
----------------------

First Albany buys and maintains inventories of municipal debt, corporate debt, and equity securities as a "market maker" for sale of those securities to other dealers and to customers. A staff of 53 traders, underwriters, and assistants manages First Albany's inventory of securities. First Albany Investment Executives work directly with these traders. As of December 31, 1996, First Albany made a market in 175 common stocks quoted on National Association of Securities Dealers Automated Quotation ("NASDAQ") and other less actively traded securities. First Albany also trades municipal bonds and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities; and corporate obligations. Principal transactions have been a significant source of revenue and should continue to be so in the future. Continuation of these activities depends on the availability of sufficient capital and the services of highly skilled traders, Investment Executives, and Institutional Salespeople.

In fiscal 1995, First Albany added an institutional municipal risk trading operation, in which certain inventory positions are hedged by highly liquid future contracts. Most of the inventory positions are carried

for the purpose of generating sales by the retail and institutional salesforce. First Albany's trading activities require the commitment of capital and may place First Albany's capital at risk. Profits and losses are dependent upon the skill of traders, price movement, trading activity, and the size of inventories.

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

The following table sets forth the highest, lowest, and average month-end inventories (including the net of securities owned and securities sold, but not yet purchased) for calendar 1996 by securities category where First Albany acted as principal.


                                  Highest          Lowest           Average
(In thousands of dollars)        Inventory        Inventory        Inventory
--------------------------------------------------------------------------------
State and municipal bonds        $137,223         $41,726           $82,393
Corporate obligations              21,075           5,974            10,941
Corporate stocks                    4,988           2,171             3,304
U.S. Government and federal
  agencies obligations             10,072           3,072             6,323

Underwriting and Investment Banking
-----------------------------------

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

                              Corporate Stock and Bond Offerings
                     Managed or Co-Managed        Syndicate Participations
--------------------------------------------------------------------------------
Year                 Number of   Amount of        Number of      Amount of
Ended                 Issues     Offering      Participations   Participation
--------------------------------------------------------------------------------
(In thousands of dollars)
December  1996          9        $ 348,292          177          $ 218,452
December  1995
  (three-months)        2           86,828           74             73,303
September 1995         13          514,583          203            227,170
September 1994         13          483,814          334            349,723
September 1993          3          158,300          344            366,314
September 1992          4          212,451          322            130,938

                                   Tax-Exempt Bond Offerings

                      Managed or Co-Managed   Syndicate Participations
--------------------------------------------------------------------------------
Year                  Number of      Dollar         Number of       Dollar
Ended                  Issues        Amount       Participations    Amount
--------------------------------------------------------------------------------
(In thousands of dollars)
December  1996           267     $ 19,291,904          302       $  3,226,226
December  1995
   (three-months)         47        6,322,205           59            522,292
September 1995           113       12,235,469          222          1,362,845
September 1994           123       14,744,502          332          1,598,182
September 1993           171       18,379,821          349          1,741,206
September 1992           179       14,482,448          328          1,137,423


Participation in an underwriting syndicate or selling group involves both economic and regulatory risks. An underwriter or selling group member may incur losses if it is forced to resell the securities it is committed to purchase at less than the agreed-upon purchase price. In addition, under the federal securities laws, other statutes, and court decisions with respect to underwriters' liabilities and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting or selling commitments constitute a charge against net capital and First Albany's underwriting or selling commitments may be limited by the requirements that it must at all times be in compliance with the net capital rule. See "Net Capital Requirements".

Interest
--------

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

During the past several years, cash balances in customers' accounts have been a source of funds to finance customers' margin account debit balances. SEC regulations restrict the use of customers' funds by broker-dealers by providing generally that free credit balances and funds derived from pledging and lending customers' securities are to be used only to finance customers' margin account debit balances, and, to the extent not so used, the funds must be deposited in a special reserve bank account for the exclusive benefit of customers. The regulations also require broker-dealers, within designated periods of time, to obtain physical possession or control of, and to segregate, customers' fully paid and excess margin securities.

In the ordinary course of both its trading and brokerage activities, First Albany borrows securities to cover short sales and to complete transactions in which customers or other brokers have failed to deliver securities by the required settlement date. First Albany also lends securities to other brokers and dealers for similar purposes.

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

Operations, Clearing, and Systems
---------------------------------

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

The volume of transactions handled by the operations staff fluctuates substantially. The monthly number of purchase and sale transactions processed for the periods indicated were as follows:



                                            Number of Monthly
                                               Transactions
                                        ----------------------------
        Year Ended                      High       Low       Average
       --------------

       December  1996                  96,033    62,694      72,473
       December  1995 (three months)   77,275    57,918      64,538
       September 1995                  71,407    44,409      54,254
       September 1994                  58,245    40,537      47,257
       September 1993                  51,745    37,276      43,409
       September 1992                  43,068    30,907      36,346

First Albany has established internal controls and safeguards against securities theft, including use of depositories and periodic securities counts. As required by the NYSE and certain other authorities, First Albany carries fidelity bonds covering loss or theft of securities as well as embezzlement and forgery.

First Albany clears its own securities transactions and posts its books and records daily. Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions. Operations, compliance, and legal personnel monitor compliance with applicable laws, rules, and regulations.

In addition to processing its own customer transactions, First Albany processes, for a fee, the transactions of other brokerage firms whose customer accounts are carried on a fully disclosed basis with all security positions, margin accounts receivable, and credit balances reflected on the books and records of First Albany.

Financial Services
------------------

Customized financial services are available to customers of First Albany.

The Financial Planning Department advises customers on a variety of interrelated financial matters, including investment portfolio review, tax management, insurance analysis, education and retirement planning, and estate analysis. For a fee, financial planners will prepare a detailed analysis with specific recommendations aimed at accumulating wealth and attaining financial goals.

First Albany also offers a range of retirement plans, including IRAs, SEP Plans, profit sharing, 401(k), and pension programs. Fixed and variable annuities are available as well as life, disability, and nursing home insurance programs, limited partnership interests in real estate, oil and gas drilling, and similar ventures.

Research
--------

First Albany maintains a professional staff of equity analysts. Research is focused on six industry sectors: technology, health care, financial services, energy, utilities, and basic industry. First Albany employs 13 analysts and 15 research assistants who support First Albany's institutional and retail brokerage and corporate finance activities.

In fiscal 1995, First Albany enlarged the scope of its research in the technology sector by entering into a strategic alliance with the META Group, Inc. ("META"). META, an independent market assessment company, provides research and analysis of developments and trends in information technology ("IT"), including computer hardware, software, communications and related information technology industries to both IT users and IT vendors. The alliance with META enables First Albany to provide its investors with insights drawn from META's analysis of technology trends, user experience, and vendor pricing and negotiating tactics.

Research services include review and analysis of the economy; general market conditions; technology trends, industries and specific companies via both fundamental and technical analyses; recommendations of
specific action with regard to industries and specific companies; review of customer portfolios; preparation of research reports which are provided to retail and institutional customers; and responses to inquiries from customers and Investment Executives. In addition, First Albany purchases outside research services including economic reports, charts, data bases, company analyses, and technical analyses.

Retail Business
---------------

Revenues from First Albany's retail brokerage activities are generated through customer purchases and sales of stocks, bonds, mutual funds, and other investment products. For the calendar year ended December 31, 1996, the three month period ended December 31, 1995 and fiscal years 1995, and 1994, these revenues accounted for approximately 45%, 49%, 53%, and 54% of operating revenues, respectively.

Institutional Business
----------------------

Revenues generated from securities transactions with major institutions for the calendar year ended December 31, 1996, the three month period ended December 31, 1995 and fiscal years 1995, and 1994, accounted for approximately 34%, 36%, 31%, and 29% of operating revenues, respectively. Institutional revenues are derived from sales of tax-exempt securities, taxable debt obligations, and equities and are generated by 83 Institutional Salespeople.

Municipal Bond Business
-----------------------

The tax-exempt department consists of 70 professionals and offers a broad range of services, including primary market underwriting, secondary market trading, institutional sales, sales liaison with branches, portfolio analysis, credit analysis, investment banking services, and financial advisory services.

Sales revenues from all secondary market tax-exempt products were $15.0 million for the calendar year ended December 31, 1996; $3.2 million for the three-month period ended December 31, 1995; $12.9 million in fiscal 1995; and $9.0 million in fiscal 1994.

Employees
---------

At December 31, 1996, the Company had 769 full-time employees, of which 221 were Retail Investment Executives, 112 were Institutional Salespeople and Institutional Traders, 137 were in branch sales support, 145 were in other revenue producing positions, 78 were in operations, and 76 were in other support and administrative functions.

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

Competition
-----------

First Albany is engaged in a highly competitive business. Its competition includes, with respect to one or more aspects of its business, all of the member organizations of the NYSE and other registered securities exchanges, all members of the NASD, members of the various commodity exchanges, and commercial banks and thrift institutions. Many of these organizations are national firms and have substantially greater financial and human resources than First Albany. Discount brokerage firms seeking to expand their share of the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers. In many instances, First Albany is competing directly with such organizations. In addition, there is competition for investment funds from the real estate, insurance, banking, and savings and loan industries. The Company believes that the principal
factors affecting competition for the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

Regulation
----------

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. First Albany is currently registered as a broker-dealer in 50 states and the District of Columbia.

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

Net Capital Requirements
------------------------

As a broker-dealer and member of the NYSE, First Albany is subject to the Uniform Net Capital Rule promulgated by the SEC. The rule is designed to measure the general financial condition and liquidity of a broker-dealer, and it imposes a minimum amount of net capital requirement deemed necessary to meet the broker-dealer's continuing commitments to its customers.

A broker-dealer may be required to reduce its business and to restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances; it may be prohibited from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances; and it will be subject to closer supervision by the NYSE if its net capital is less than 6% of aggregate debit balances. Compliance with the Net Capital Rule may limit those operations which require the use of its capital for purposes, such as maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Net capital and aggregate debit balances change from day to day and, at December 31, 1996, First Albany's net capital was $16,478,000 which was 12% of its aggregate debit balances (2% minimum requirement) and $13,783,000 in excess of required minimum net capital.

Item 2.  Properties
-------------------

In February 1997, the Company has a total of 25 Retail, Institutional, and Investment Banking offices in 8 states, all of which are leased or rented. The Company's executive offices are located at 30 South Pearl Street, Albany, New York. The order entry, trading, investment banking, research, data processing, operations, and accounting activities are centralized in this Albany office. The offices at 30 South Pearl Street are operated under a lease which currently expires in the year 2002. All other offices are subject to lease or rental agreements that expire at various times through March 2008. These leases, in the opinion of management, are sufficient to meet the needs of the Company. A list of locations are as follows:


Albany, NY                      Garden City, NY              Norwich, NY
  30 South Pearl St.             Retail Sales                   Retail Sales
   Retail & Institutional
   Sales, Investment Banking,
   DP, Research                 Hartford, CT                  Oneonta,  NY
   Back Office                   Retail & Institutional Sales    Retail Sales

  80 State St.                  Johnstown, NY                 Philadelphia, PA
   Retail Sales                  Retail Sales                    Institutional
                                                                    Sales

Bonita Springs, FL              Manchester, NH                Pittsfield, MA
  Institutional Sales            Retail Sales                    Retail Sales

Boston, MA                      Morristown, NJ                Sewickley, PA
  Retail & Institutional Sales   Institutional Sales             Institutional
  Investment Banking, DP, Research                                  Sales

Buffalo, NY                     Nashua, NH                    Syracuse, NY
  Retail Sales                   Retail Sales                    Retail Sales

Colchester, VT                  New York, NY                  Vestal, NY
  Retail Sales                   One Penn Plaza                  Retail Sales
                                   Retail & Institutional Sales
Elmira, NY                         Investment Banking, DP, Research
  Retail Sales                     Back Office

Fairfield, CT                   17 State. St.                  Wellesley, MA
  Retail Sales                   Retail Sales                   40 Grove St.
                                 Operations                       Institutional
                                                                        Sales

                                                            330 Washington St.
                                                                 Retail Sales
Item 3.  Legal Proceedings
--------------------------

In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims. Certain of these are class actions which seek unspecified damages that could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions it believes are likely to result in adverse dispositions. Although further losses are possible, the opinion of management, based upon the advice of its attorneys and general counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
          None.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters
--------------------------------------------------------------------------

The Company's common stock trades on the NASDAQ Stock Market under the symbol "FACT". As of March 14, 1997 there were approximately 850 holders of record of the Company's common stock. The following table sets forth the high and low bid quotations for the common stock as adjusted for subsequent stock dividends, along with cash dividends during each quarter for the fiscal years ended:

December 31, 1996                             Quarters Ended
--------------------------------------------------------------------------------
 Stock Price Range            Mar. 29     June 28    Sept. 27      Dec. 31
--------------------------------------------------------------------------------
        High                  $10 1/8     $10 3/8   $10 3/8        $10 3/4
        Low                   $ 9         $ 9       $ 9            $ 8 5/8

 Cash Dividend per Share      $0.05       $0.05     $0.05          $0.05

December 31, 1995                                           Three-month period
--------------------------------------------------------------------------------
 Stock Price Range                                               Dec. 31
--------------------------------------------------------------------------------
        High                                                     $ 9 1/2
        Low                                                      $ 7 1/8

 Cash Dividend per Share                                         $  0.05

September 29, 1995                            Quarters Ended
--------------------------------------------------------------------------------
 Stock Price Range            Dec. 31     Mar. 31    June 30    Sept. 29
--------------------------------------------------------------------------------
        High                  $ 6 1/2     $ 6 7/8    $ 7 1/4     $ 7 3/8
        Low                   $ 5 3/4     $ 5 7/8    $ 6 3/8     $ 6 3/8

Cash Dividend per Share       $   .05     $   .05    $   .05      $ 0.05

The Board of Directors has from time to time authorized the Company to repurchase shares of its common stock either in the open market or otherwise. As of December 31, 1996, the total number of treasury shares was 311,809. When appropriate, the Company will consider making additional purchases.

During calendar 1996, the Company declared and paid four quarterly cash dividends totaling $.20 per share of common stock, and declared and issued two 5% common stock dividends.

In January 1997, subsequent to the period reflected in this report, the Company declared the regular quarterly cash dividend of $0.05 per share payable on February 25, 1997 to shareholders of record on February 11, 1997.

Item 6.  Selected Financial Data
--------------------------------

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.

                        First Albany Companies Inc.
                        FIVE YEAR FINANCIAL SUMMARY
             (In thousands of dollars except per share amounts)

                                         For the Years Ended
                      Dec. 31,  Dec. 31,  Sept. 29, Sept. 30, Sept.24, Sept. 25,
For the years ended    1996       1995      1995      1994      1993    1992
--------------------------------------------------------------------------------
Operating Results
Revenues:
  Commissions        $ 42,711  $ 34,941   $ 31,889   $ 29,553 $ 28,884 $ 24,569
  Principal trans-
    actions            63,438    44,821     43,198     36,167   34,857   31,405
  Investment banking   19,558    16,311     14,625     19,164   23,265   16,065
  Fees and other       10,244     7,530      7,214      6,578    5,901    4,782
--------------------------------------------------------------------------------
  Operating revenues  135,951   103,603     96,926     91,462   92,907   76,821
  Interest income      32,240    28,075     26,173     16,222    9,483    8,999
--------------------------------------------------------------------------------
  Total revenues      168,191   131,678    123,099    107,684  102,390   85,820
  Interest expense     26,030    21,985     19,904     10,467    5,257    5,078
--------------------------------------------------------------------------------
  Net revenues        142,161   109,693    103,195     97,217   97,133   80,742
--------------------------------------------------------------------------------

Expenses (excluding interest):
  Compensation and
    benefits           95,691    74,596     71,064     65,513   64,388   51,558
  Clearing, settlement
    and brokerage costs 2,868     2,378      2,258      1,894    1,981    1,978
  Communications and data
    processing         10,897     8,244      7,794      7,198    6,209    5,213
  Occupancy and
    depreciation        8,527     6,909      6,660      5,710    5,395    5,130
  Selling               7,246     5,231      4,817      4,779    4,152    3,410
  Other                 7,840     5,912      5,382      4,755    6,242    4,534
--------------------------------------------------------------------------------
  Total expenses
    (excl. interest)  133,069   103,270     97,975     89,849   88,367   71,823
--------------------------------------------------------------------------------

Income before income
  taxes                 9,092     6,423      5,220      7,368    8,766    8,919
Income tax expense      3,592     2,363      1,870      2,876    3,375    3,352
--------------------------------------------------------------------------------
Net income           $  5,500  $  4,060   $  3,350   $  4,492 $  5,391 $  5,567
================================================================================
Per Common Share: *
  Earnings-primary   $   1.02  $   0.77   $   0.65   $   0.87 $   1.03 $   1.10
  Cash dividend          0.20      0.20       0.20       0.20     0.20     0.20
  Book value             8.32      7.52       7.26       6.79     6.06     5.12
--------------------------------------------------------------------------------

Financial Condition:
  Total assets       $675,785  $510,081   $543,255   $482,749 $514,794 $203,877
  Notes payable         4,583     1,641      1,791         94      456    1,334
  Obligations under
   capitalized leases   1,426
  Subordinated debt     5,000                                    2,250    2,750
  Stockholders' equity 42,274    37,558     36,192     33,230   30,088   25,272
--------------------------------------------------------------------------------

*All per share figures have been restated for common stock dividends paid.

                        FIRST ALBANY COMPANIES INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations.
----------------------

BUSINESS ENVIRONMENT

   First Albany Corporation (First Albany), a wholly owned subsidiary of First Albany Companies Inc. (the Company), is a full service investment banking and brokerage firm. Its primary business includes the underwriting, distribution, and trading of fixed income and equity securities. The investment banking and brokerage businesses earn revenues in direct correlation with the general level of trading activity in the stock and bond markets. This level of activity cannot be controlled by the Company; however, many of the Company's costs are fixed. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

 In July 1996, the Company changed its fiscal year end to a calendar year end. Accordingly, results from operations for the period ending December 31, 1996 reflect a twelve-month period ("calendar year") while results for the transitional period ending December 31, 1995 reflect a three-month period.

 This is a highly competitive business. The competition includes not only full service national firms and discount houses, but also mutual funds that sell directly to the customer as well as banks that offer a variety of investment products.

 1996 was an unusually good year for the equity markets in general and many securities firms in particular. The bond markets did not fare as well as long-term interest rates rose as the economy recovered from the growth recession of 1995. The yield on long-term U.S. Treasury bonds rose from 5.99% to 6.72% while the Dow Jones Industrial Average rose from 5117 to 6448. As a result, stock prices registered a total return of 22.8% as measured by the S&P 500, and bonds registered a return of 2.9% as measured by the Lehman Brothers Government/Corporate Index. The stock market return was unusual. The compound annual returns with all the dividends and interest reinvested between 1926 and 1995 for corporate bonds was 5.7%, for government bonds 5.2%, and for equities 10.5%.

 Although First Albany remains optimistic about the outlook for equity prices in 1997, a pullback in prices could occur. If such a pullback should occur, it would have a damaging effect on the secondary markets. Revenues from security trading, commission revenues, and underwriting fees and profits of First Albany Corporation would most likely suffer. In such an environment, it would be difficult for all securities firms to maintain growth and earnings comparable to the levels achieved in 1996.

RESULTS OF OPERATIONS


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

                                                        1996 vs.
                           Twelve Months Ended          1995        Percentage
                        December 31, December 31,     Increase       Increase
(In thousands of
  dollars)                1996          1995         (Decrease)     (Decrease)
Revenues:
 Commissions            $ 42,711     $ 34,941        $  7,770         22%
 Principal transactions   63,438       44,821          18,617         42%
 Investment banking       19,558       16,311           3,247         20%
 Fees and others          10,244        7,530           2,714         36%
--------------------------------------------------------------------------------
Operating revenues       135,951      103,603          32,348         31%
 Interest income          32,240       28,075           4,165         15%
--------------------------------------------------------------------------------
Total Revenues           168,191      131,678          36,513         28%
 Interest expense         26,030       21,985           4,045         18%
--------------------------------------------------------------------------------
Net revenues             142,161      109,693          32,468         30%
--------------------------------------------------------------------------------

Expenses
  (excluding interest):
 Compensation and
   benefits              95,691       74,596           21,095        28%
 Clearing, settlement and
   brokerage cost         2,868        2,378              490        21%
 Communications and
   data processing       10,897        8,244            2,653        32%
 Occupancy and
   depreciation           8,527        6,909            1,618        23%
 Selling                  7,246        5,231            2,015        39%
 Other                    7,840        5,912            1,928        33%
--------------------------------------------------------------------------------
Total expenses (excluding
  interest)             133,069      103,270           29,799        29%
--------------------------------------------------------------------------------
Income before income
  taxes                   9,092        6,423            2,669        42%
 Income tax expense       3,592        2,363            1,229        52%
--------------------------------------------------------------------------------
Net income             $  5,500     $  4,060         $  1,440        35%
================================================================================

Net interest income
 Interest income       $ 32,240     $ 28,075         $  4,165        15%
 Interest expense        26,030       21,985            4,045        18%
--------------------------------------------------------------------------------
Net interest income    $  6,210     $  6,090         $    120         2%
================================================================================


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Calendar Year 1996 Compared with Calendar Year 1995

Net Income
----------

     Net income for the calendar year ended December 31, 1996 was $5.5 million or $1.02 per share compared to $4.1 million or $0.77 per share a year ago. This year's revenue gain reflects significant increases in both the firm's institutional and retail divisions. Net revenues increased over 60% for our equity capital markets division and over 50% for our fixed income capital markets division, while revenues in the retail division increased nearly 25%. In the second half of 1996, continued strong revenues were offset in part by our investments in people and systems. Management anticipates that this pressure on margins will continue for the first half of 1997.

Commissions
-----------

  Commission revenues increased $7.8 million or 22% in calendar 1996 reflecting active trading in all major markets. Revenues from listed stocks and over-the-counter agency stock commissions increased $4.5 million or 19% with mutual fund commission revenues increasing $3.1 million or 33%.

Principal Transactions
----------------------

  Principal transactions increased $18.6 million or 42% in calendar 1996. This growth was comprised of an increase in equity securities of $10.3 million, an increase in municipal bonds of $0.7 million, an increase in taxable fixed income of $5.9 million and an increase in investment income of $1.7 million, primarily from META Group, Inc.

Investment Banking
------------------

  Investment banking revenues increased $3.2 million or 20% in calendar 1996. Revenues from selling concessions were up $0.7 million (municipals increased $1.6 million, equities decreased $0.8 million and taxable fixed income decreased $0.1 million), underwriting fees increased $0.5 million (primarily equities), and investment banking fees increased $2.0 million (municipal finance fees increased $1.5 million while corporate finance fees increased $0.5 million).

Fees and Others
---------------

  Fees and other revenues increased $2.7 million or 36% in calendar 1996 primarily reflecting increased service charge income and financial service revenues.

Compensation and Benefits
-------------------------

  Compensation and benefits increased $21.1 million or 28% in calendar 1996 due primarily to the increase in revenues. Sales-related compensation increased $17.8 million, salaries increased $2.7 million, and benefits increased $0.6 million.

Communications and Data Processing
----------------------------------

  Communications and data processing increased $2.7 million or 32% in calendar 1996. Communications expense increased $2.2 million due mainly to the firm's continued commitment to upgrading technology, its increase in personnel and the growth of its business related activity. Data processing expense increased $0.5 million due in most part to a greater number of transactions.

                          FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Occupancy and Depreciation
--------------------------

  Occupancy and depreciation expense increased $1.6 million or 23% in fiscal 1996 primarily as a result of our continuing investment in new automated systems.

Selling
-------

  Selling expense increased $2.0 million or 39% in fiscal 1996 mainly reflecting greater promotional- related expenses resulting from increased retail and institutional activity.

Other
-----

  Other expense increased $1.9 million or 33% in fiscal 1996 due to an increase in consulting costs and expenses related to an upgrade in our customer statement.

                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

                                                     1995 vs.
                           Three Months Ended        1994          Percentage
                      December 31,  December 31,   Increase         Increase
(In thousands of
  dollars)               1995          1994       (Decrease)       (Decrease)
--------------------------------------------------------------------------------
Revenues:
 Commissions          $  9,639       $  6,587      $  3,052            46%
 Principal transactions 12,322         10,699         1,623            15%
 Investment banking      5,435          3,749         1,686            45%
 Fees and others         1,870          1,553           317            20%
--------------------------------------------------------------------------------
Operating  revenues     29,266         22,588         6,678            30%
 Interest income         8,138          6,237         1,901            30%
--------------------------------------------------------------------------------
Total Revenues          37,404         28,825         8,579            30%
 Interest expense        6,631          4,551         2,080            46%
--------------------------------------------------------------------------------
Net revenues            30,773         24,274         6,499            27%
--------------------------------------------------------------------------------
Expenses (excluding interest):
 Compensation and
   benefits             20,433         16,900         3,533            21%
 Clearing, settlement and
   brokerage cost          613            493           120            24%
 Communications and
   data processing       2,264          1,814           450            25%
 Occupancy and
   depreciation          1,842          1,593           249            16%
 Selling                 1,563          1,149           414            36%
 Other                   1,576          1,046           530            51%
--------------------------------------------------------------------------------
Total expenses (excluding
  interest)             28,291         22,995         5,296            23%
--------------------------------------------------------------------------------
Income before income
  taxes                  2,482          1,279         1,203            94%
 Income tax expense        929            436           493           113%
--------------------------------------------------------------------------------
Net income            $  1,553       $    843      $    710            84%
================================================================================

Net interest income
 Interest income      $  8,138       $  6,237      $   1,901           30%
 Interest expense        6,631          4,551          2,080           46%
--------------------------------------------------------------------------------
Net interest income   $  1,507       $  1,686      $    (179)         (11)%
================================================================================


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Three Months Periods Ended December 31, 1995 and December 31, 1994

Net Income
----------

     Net income for the quarter ended December 31, 1995, was $1.6 million or $0.29 per share compared to $0.8 million or $0.18 per share a year ago. Most of the firm's business units showed significant revenue gains in the three month period ending December 31, 1995 compared to the three month period ending December 31, 1994. Revenues in both the equity capital markets and municipal divisions increased over 50%, while revenues in the retail division were up almost 20%.

Commissions
-----------

  Commission revenues increased $3.1 million or 46% in the three month period ending December 31, 1995 reflecting active trading in all major markets. Revenues from listed and over-the-counter agency stock commissions increased $2.0 million or 44% with mutual fund commission revenues increasing $1.0 million or 57%.

Principal Transactions
----------------------

  Principal transactions increased $1.6 million or 15% in the three month period ending December 31, 1995. This growth was comprised of an increase in equity securities of $0.9 million, an increase in municipal bonds of $0.3 million and an increase in taxable fixed income of $0.4 million.

Investment Banking
------------------

  Investment banking revenues increased $1.7 million or 45% in the three month period ending December 31, 1995. Revenues from selling concessions were up $1.0 million (equities increased $0.4 million, municipals increased $0.4 million and taxable fixed income increased $0.2 million), underwriting fees increased $0.6 million (primarily municipal bonds), and investment banking fees increased $0.1 million (municipal finance fees increased $0.3 million while corporate finance fees decreased $0.2 million).

Fees and Others
---------------

  Fees and other revenues increased $0.3 million or 20% reflecting increased service charge income and financial service revenues.

Compensation and Benefits
-------------------------

  Compensation and benefits increased $3.5 million or 21% due primarily to the increase in revenues. Sales-related compensation increased $2.4 million, salaries increased $0.9 million, and benefits increased $0.2 million.

Communications and Data Processing
----------------------------------

  Communications and data processing increased $0.5 million or 25% in the three month period ending December 31, 1995. Communications expense increased $0.4 million due mainly to the firm's buildup in institutional equity sales and research. Data processing expense increased $0.1 million due primarily to a greater number of transactions.

                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Selling
-------

  Selling expense increased $0.4 million or 36% mainly reflecting higher promotional related costs resulting from institutional sales activity.

Other
-----

  Other expenses increased $0.5 million or 51% in the three month period ending December 31, 1995, partially due to an increase in consulting costs.

                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)



                                                     1995 vs.
                         Twelve Months Ended         1994         Percentage
                     September 29,  September 30,  Increase        Increase
(In thousands
   of dollars)          1995           1994       (Decrease)      (Decrease)
--------------------------------------------------------------------------------
Revenues:
 Commissions          $ 31,889       $ 29,553      $  2,336            8%
 Principal transactions 43,198         36,167         7,031           19%
 Investment banking     14,625         19,164        (4,539)         (24)%
 Fees and others         7,214          6,578           636           10%
--------------------------------------------------------------------------------
 Operating Revenues     96,926         91,462         5,464            6%
 Interest income        26,173         16,222         9,951           61%
--------------------------------------------------------------------------------
 Total Revenues        123,099        107,684        15,415           14%
 Interest expense       19,904         10,467         9,437           90%
--------------------------------------------------------------------------------
Net revenues           103,195         97,217         5,978            6%
--------------------------------------------------------------------------------

Expenses (excluding interest):
 Compensation and
   benefits             71,064         65,513          5,551           8%
 Clearing, settlement and
   brokerage cost        2,258          1,894            364          19%
 Communications and
   data processing       7,794          7,198            596           8%
 Occupancy and
   depreciation          6,660          5,710            950          17%
 Selling                 4,817          4,779             38           1%
 Other                   5,382          4,755            627          13%
--------------------------------------------------------------------------------
Total expenses (excluding
  interest)             97,975         89,849          8,126           9%
--------------------------------------------------------------------------------
Income before income
  taxes                  5,220          7,368         (2,148)        (29)%
 Income tax expense      1,870          2,876         (1,006)        (35)%
--------------------------------------------------------------------------------
Net income            $  3,350       $  4,492      $  (1,142)        (25)%
================================================================================

Net interest income
 Interest income      $ 26,173       $ 16,222      $   9,951          61%
 Interest expense       19,904         10,467          9,437          90%
--------------------------------------------------------------------------------
Net interest income   $  6,269       $  5,755      $     514           9%
================================================================================


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Fiscal Year 1995 Compared with Fiscal Year 1994

Net Income
----------

   Net income for the 1995 fiscal year was $3.4 million or $0.65 per share compared to $4.5 million or $0.87 per share earned in fiscal 1994. During fiscal 1995, both the Company's municipal and equity institutional businesses showed substantial growth, along with an ongoing solid contribution by the retail division. The Company continued to make investments in people and technology, which have negatively impacted short-term operating results.

Commissions
-----------

   Commission revenues increased $2.3 million or 8% in fiscal 1995, reflecting active trading in institutional equities. Revenues from listed and over-the-counter stock commissions increased $4.6 million or 25%, while mutual fund commission revenues decreased $2.3 million or 22%.

Principal Transactions
----------------------

   Principal transactions increased $7.0 million or 19% in fiscal 1995. This growth was comprised of an increase in equities of $2.1 million, an increase in municipal bonds of $7.8 million (primarily due to the addition in fiscal 1995 of an institutional municipal risk trading operation), a decrease in taxable fixed income securities of $2.1 million, and a decrease in investment income of $0.8 million. A primary reason for the decrease in investment income was the result of an unrealized gain of $1.4 million recorded in fiscal 1994 due to the Company's investment in a firm which completed an initial public offering in February 1994.

Investment Banking
------------------

   Investment banking revenues decreased $4.5 million or 24% in fiscal 1995. Revenues from selling concessions decreased $3.4 million (equities decreased $2.4 million, while municipal bonds decreased $1.2 million and taxable fixed income increased $0.2 million), underwriting fees decreased $0.2 million, and investment banking fees decreased $0.9 million (corporate finance fees decreased $0.1 million, while municipal finance fees decreased $0.8 million). The drop in investment banking revenues was largely a result of an industry-wide decline in underwriting activity.

Compensation and Benefits
-------------------------

   Compensation and benefits increased $5.6 million or 8% in fiscal 1995. Sales-related compensation was $0.9 million higher and salaries increased $3.8 million causing benefits to rise $0.9 million.

Occupancy and Depreciation
--------------------------

   Occupancy and depreciation expense increased $1.0 million or 17% in fiscal 1995 primarily due to the firm's increased investment in new automated systems.

Income Taxes
------------

   Income taxes decreased $1.0 million or 35% in fiscal 1995 due to a decrease in pre-tax earnings. The Company's effective tax rate decreased to 36% from 39% as a result of an increased proportion of tax-exempt interest income to income before taxes.

                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

LIQUIDITY AND CAPITAL RESOURCES

   A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers; payables to brokers and dealers collateralized by loaned securities; and bank lines-of-credit. Securities borrowed and securities loaned will fluctuate due primarily to the current level of business activity in this area. Net payables to others increased due primarily to the adjustment to record securities owned on a trade date basis. (Amounts receivable and payable for securities transactions that have not reached their contractual settlement are recorded net on the statement of financial condition.) Securities owned will fluctuate as a result of changes in the level of positions held to facilitate customer transactions and changes in market conditions. Net receivables from customers increased due to an increase in customer margin debits. Short-term bank loans increased due primarily to an increase in securities owned and an increase in net receivables from customers.

   At fiscal year-end 1996, First Albany Corporation and Northeast Brokerage Services Corporation, both registered broker-dealer subsidiaries of First Albany Companies Inc., were each in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

   Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit-totaling $200,000,000 of which approximately $65,288,000 were unused as of December 31, 1996-will provide sufficient resources to meet present and reasonably foreseeable short-term financial needs.

   During calendar 1996, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, as well as declared and issued two 5% common stock dividends. During the transitional period ending December 31, 1995, the Company declared and paid a quarterly cash dividend of $0.05 per share along with a 5% common stock dividend.

   In January 1997, subsequent to the period reflected in this report, the Company declared the regular quarterly cash dividend of $0.05 per share payable on February 25, 1997, to shareholders of record on February 11, 1997.

 Management believes that funds provided by operations will be sufficient to fund the acquisition of office equipment, leasehold improvements, and other long-term requirements.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

         Index to Financial Statements and Supplementary Data
         ----------------------------------------------------


                                                                     Page
                                                                     ----

         REPORT OF INDEPENDENT ACCOUNTANTS                            23

         FINANCIAL STATEMENTS:

          Consolidated Statements of Income For the Calendar
            Year Ended December 31, 1996; the three-month
            Transition Period ended December 31, 1995;
            the Fiscal Year Ended September 29, 1995, and
            the Fiscal Year Ended September 30, 1994                  24

          Consolidated Statements of Financial Condition
            as of December 31, 1996, December 31, 1995
           (unaudited) and September 29, 1995                         25

          Consolidated Statements of Changes in Stockholders'
            Equity for the Calendar Year Ended December 31,
            1996; the three-month Transition Period ended
            December 31, 1995, the Fiscal Year Ended
            September 29, 1995, and the Fiscal Year Ended
            September 30, 1994                                        26

          Consolidated Statements of Cash Flows for the
            Calendar Year Ended December 31, 1996; the
            Three-month Transition Period ended
            December 31, 1995; the Fiscal Year Ended
            September 29, 1995, and the Fiscal Year Ended
            September 30, 1994                                        27


          Notes to Consolidated Financial Statements                  28-41

         SUPPLEMENTARY DATA:

          Selected Quarterly Financial Data (Unaudited)               42

                     Report of Independent Accountants





Board of Directors and Stockholders
First Albany Companies Inc.


We have audited the accompanying consolidated statements of financial condition of First Albany Companies Inc. as of December 31, 1996 and
September 29, 1995 and the related statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1996, the three months ended December 31, 1995 and the years ended September 29, 1995 and September 30, 1994 as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Albany Companies Inc. as of December 31, 1996, and September 29, 1995, and the consolidated results of their operations and their cash flows for the year ended December 31, 1996, the three months ended December 31, 1995, and for each of the years ended September 29, 1995 and September 30, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As described in Note 1, the Company changed its fiscal year from the last Friday in September to a calendar year basis ending December 31.

               COOPERS & LYBRAND L.L.P.


Albany, New York
February 7, 1997

                        First Albany Companies Inc.
                     CONSOLIDATED STATEMENTS OF INCOME
            (In thousands of dollars, except per share amounts)

                                    Three-Month
                                 Transition Period
                      December 31,  December 31,  September 29,  September 30,
For the years ended      1996          1995           1995           1994
--------------------------------------------------------------------------------
Revenues:
 Commissions           $ 42,711      $  9,639       $ 31,889       $ 29,553
 Principal transactions  63,438        12,322         43,198         36,167
 Investment banking      19,558         5,435         14,625         19,164
 Interest                32,240         8,138         26,173         16,222
 Fees and other          10,244         1,870          7,214          6,578
--------------------------------------------------------------------------------
Total revenues          168,191        37,404        123,099        107,684
 Interest expense        26,030         6,631         19,904         10,467
--------------------------------------------------------------------------------
Net revenues            142,161        30,773        103,195         97,217
--------------------------------------------------------------------------------

Expenses (excluding
  interest):
 Compensation and
   benefits              95,691        20,433         71,064         65,513
 Clearing, settlement and
   brokerage costs        2,868           613          2,258          1,894
 Communications and data
   processing            10,897         2,264          7,794          7,198
 Occupancy and
   depreciation           8,527         1,842          6,660          5,710
 Selling                  7,246         1,563          4,817          4,779
 Other                    7,840         1,576          5,382          4,755
--------------------------------------------------------------------------------
Total expenses (excluding
 interest)              133,069        28,291         97,975         89,849
--------------------------------------------------------------------------------

Income before income
  taxes                   9,092         2,482          5,220          7,368
 Income tax expense       3,592           929          1,870          2,876
--------------------------------------------------------------------------------

Net income             $  5,500      $  1,553      $   3,350       $  4,492
================================================================================

Net income per common and
 common equivalent share*
   Primary             $   1.02      $   0.29      $    0.65       $   0.87
   Fully diluted       $   1.02      $   0.29      $    0.64       $   0.87

================================================================================

 *All per share figures have been restated to reflect the stock dividends paid.





                  The accompanying notes are an integral
              part of the consolidated financial statements.

                        First Albany Companies Inc.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (In thousands of dollars)

                                       December 31,  December 31,  September 29,
                                           1996         1995           1995
                                                     (unaudited)
--------------------------------------------------------------------------------
Assets
 Cash                                   $  4,005      $  5,450       $  3,253
 Cash segregated under federal regulations               1,300
 Securities purchased under agreement
  to resell                                2,869
 Securities borrowed                     344,904       283,785        376,919
 Receivables from:
  Brokers, dealers and clearing agencies   1,856         7,231          1,889
  Customers                              128,130        99,759         88,610
  Others                                   8,181        17,492          4,965
 Securities owned                        156,154        80,586         54,187
 Investments                               6,157         1,470          1,838
 Office equipment and leasehold
  improvements, net                       12,584         6,075          6,062
 Other assets                             10,945         6,933          5,532
--------------------------------------------------------------------------------
Total Assets                            $675,785      $510,081       $543,255
================================================================================
Liabilities and Stockholders' Equity
Liabilities
 Short-term bank loans                  $134,712      $112,292       $ 53,288
 Securities loaned                       350,577       283,146        388,523
 Payables to:
  Brokers, dealers and clearing agencies   3,150         3,281          3,104
  Customers                               48,174        48,274         38,335
  Others                                  56,615         5,000          4,135
 Securities sold but not yet purchased    10,075         4,407          3,892
 Accounts payable                          1,928         2,457          1,696
 Accrued compensation                     11,649         7,617          8,108
 Accrued expenses                          5,622         4,408          4,191
 Notes payable                             4,583         1,641          1,791
 Obligations under capitalized leases      1,426
--------------------------------------------------------------------------------
Total Liabilities                        628,511       472,523        507,063
--------------------------------------------------------------------------------
Commitments and Contingencies
 Subordinated debt                         5,000
--------------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock; $1.00 par value;
   authorized 500,000 shares; none issued
  Common stock; $.01 par value; authorized
   10,000,000 shares; issued 5,390,594;
   4,889,747; and 4,889,747 respectively      54            49             49
  Additional paid-in capital              25,591        20,257         20,257
  Retained earnings                       18,556        19,153         17,822
  Less treasury stock at cost             (1,927)       (1,901)        (1,936)
--------------------------------------------------------------------------------
Total Stockholders' Equity                42,274        37,558         36,192
--------------------------------------------------------------------------------
Total Liabilities and Stockholders'
   Equity                               $675,785      $510,081       $543,255
================================================================================

                  The accompanying notes are an integral
              part of the consolidated financial statements.

                        First Albany Companies Inc.
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Periods Ended December 31, 1996,
       December 31, 1995, September 29, 1995, and September 30, 1994
           (In thousands of dollars except for number of shares)

                          Common Stock    Additional
                             Issued         Paid-In  Retained   Treasury Stock
                        Shares    Amount    Capital  Earnings  Shares    Amount
--------------------------------------------------------------------------------
Balance
 September 24, 1993   4,023,421  $  40     $13,142   $18,719  (320,786) $(1,813)
 Issuance of re-
  stricted stock                               132      (104)   16,028      104
 Stock dividends
  declared              412,033      4       3,215    (3,219)  (37,973)
 Cash dividends paid                                    (742)
 Options exercised                                       (47)   64,281      379
 Treasury stock purchase                                      (130,000)  (1,072)
 Net income                                            4,492
--------------------------------------------------------------------------------
Balance
 September 30, 1994   4,435,454     44      16,489    19,099  (408,450)  (2,402)
 Issuance of re-
  stricted stock                               186      (155)   19,635      130
 Stock dividends
  declared              454,293      5       3,582    (3,587)  (35,175)
 Cash dividends paid                                    (815)
 Options exercised                                       (70)   58,251      336
 Net income                                            3,350
--------------------------------------------------------------------------------
Balance
 September 29, 1995   4,889,747     49      20,257    17,822  (365,739)  (1,936)
 Cash dividends paid                                    (217)
 Options exercised                                        (5)    6,370       35
 Net income                                            1,553
--------------------------------------------------------------------------------
Balance
 December 31, 1995    4,889,747     49      20,257    19,153  (359,369)  (1,901)
 Issuance of re-
  stricted stock                               340        45    74,557      413
 Stock dividends
  declared              500,847      5       4,994    (4,999)  (38,768)
 Cash dividends paid                                    (932)
 Options exercised                                      (211)  136,276      806
 Treasury stock purchase                                      (124,505)  (1,245)
 Net income                                            5,500
--------------------------------------------------------------------------------
Balance
 December 31, 1996    5,390,594  $  54     $25,591   $18,556  (311,809) $(1,927)
================================================================================

                  The accompanying notes are an integral
              part of the consolidated financial statements.

                        First Albany Companies Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)

                                            Three Months
                                   Dec. 31,    Dec. 31,    Sept.29,    Sept. 30,
For the years ended                  1996        1995        1995        1994
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                       $ 5,500     $ 1,553      $  3,350    $  4,492
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization    3,230         691         2,302       1,511
   Deferred income taxes              146         587        (1,278)        658
   Undistributed earnings of
    affiliate                        (555)
   Unrealized investment gains     (2,343)
 (Increase) decrease in operating assets:
  Cash and securities segregated
   under federal regs.              1,300     (1,300)                       250
  Securities purchased under
   agreement to resell             (2,869)                                2,806
  Securities borrowed, net                   (12,243)                    (1,641)
  Net receivables from brokers,
   dealers, and clearing agencies             (5,165)
  Net receivable from customers   (28,471)    (1,210)       (10,394)    (12,364)
  Net receivable from others                 (11,662)        15,865     (16,584)
  Securities owned, net           (69,900)   (27,354)       (33,031)      2,355
  Other assets                     (4,158)      (150)         1,283        (294)
Increase (decrease) in operating liabilities:
  Securities sold under agreement
   to repurchase                                                         (2,825)
  Securities loaned, net            6,312                    13,335
  Net payables to brokers, dealers,
   and clearing agencies            5,244                    (2,351)     (1,997)
  Net payable to others            60,926
  Accounts payable and accrued
   expenses                         4,717        487            382      (2,158)
--------------------------------------------------------------------------------
Net cash used in operating
  activities                      (20,921)   (55,766)       (10,537)    (25,791)
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of furniture, equipment,
   and leaseholds                  (8,288)      (705)        (3,213)     (3,043)
  (Increase) decrease in
   investments                     (1,789)                   (1,838)
--------------------------------------------------------------------------------
Net cash used in investing
 activities                       (10,077)      (705)        (5,051)     (3,043)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds of short-term bank
   loans, net                      22,420      59,004         14,367     28,990
  Proceeds (payments) of
   subordinated debt                5,000                                (2,250)
  Proceeds (payments) of notes
   payable                          2,942        (150)         1,697       (362)
  Payments of obligations under
   capitalized leases                 (25)
  Payments for purchases of common
   stock for treasury              (1,245)                               (1,072)
  Proceeds from issuance of common
   stock from treasury                595          31            266        332
  Proceeds from issuance of restricted
   stock                              798                        161        132
  Dividends paid                     (932)       (217)          (815)      (742)
--------------------------------------------------------------------------------
Net cash provided by
 financing activities              29,553      58,668         15,676     25,028
--------------------------------------------------------------------------------
Increase (decrease) in cash        (1,445)      2,197             88     (3,806)
Cash at beginning of the period     5,450       3,253          3,165      6,971
--------------------------------------------------------------------------------
Cash at the end of the period     $ 4,005     $ 5,450        $ 3,253    $ 3,165
================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURES
 Income Tax Payments              $ 3,410     $   608        $ 1,753    $ 2,660
 Interest Payments                $25,404     $ 6,273        $18,989    $10,108

 The accompanying notes are an integral part of the consolidated financial statements.


                       First Albany Companies Inc.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Organization and Nature of Business
-----------------------------------

 The consolidated financial statements include the accounts of First Albany Companies Inc. and its wholly owned subsidiaries (the "Company"). First Albany Corporation (the "Corporation") is the Company's principal subsidiary and a registered broker-dealer. The Corporation is registered with the Security and Exchange Commission ("SEC") and is a member of various exchanges and the National Association of Securities Dealers, Inc. The Corporation's primary business includes securities brokerage for individual and institutional customers, and market-making and trading of corporate, government, and municipal securities. In addition, the Corporation underwrites and distributes municipal and corporate securities, provides securities clearance activities for other brokerage firms, and offers financial advisory services to its customers. Another of the Company's subsidiaries is First Albany Asset Management Corporation ("Asset Management"). Under management agreements, Asset Management serves as investment manager to individual and institutional customers. Asset Management directs the investment of customer and mutual fund assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and continuous supervision of the
portfolios.   All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates which are not majority owned are reported using the equity method.

 In July 1996, the Company changed its fiscal year end to a calendar year end. Accordingly, results from operations for the period ending December 31, 1996 reflect a twelve-month period ("calendar year") while results for the transitional period ending December 31, 1995 reflect a three-month period. Previously, the Company's fiscal year end was the last Friday in September, and therefore, the Company's fiscal year would contain either a 52 or 53 week period. The fiscal years ended September 29, 1995 and September 30, 1994 contained 52 weeks and 53 weeks, respectively.

Use of Estimates
----------------

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities Transactions
-----------------------

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

 As a broker-dealer, the Corporation values marketable securities at market value and securities not readily marketable at fair value as determined by management. The resulting unrealized gains and losses are included as revenues from principal transactions. First Albany Companies Inc. also purchases securities for investment purposes and, as a non-broker-dealer, classifies them as trading securities and values them at market value, unless they are restricted, in which case they are valued at cost.


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Resale and Repurchase Agreements
--------------------------------

 Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. It is the policy of the Company to obtain possession or control of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate. At December 31, 1996, the Company had entered into a resale agreement in the amount of $2,869,000.

Securities-Lending Activities
-----------------------------

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

Office Equipment and Leasehold Improvements
-------------------------------------------

 Office equipment and leasehold improvements are stated at cost less accumulated depreciation of $11,682,000 at December 31, 1996, $10,513,000 at December 31, 1995 (unaudited), and $9,834,000 at September 29, 1995. Depreciation is provided on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the lease.

Statement of Cash Flows
-----------------------

 For purposes of the statement of cash flows, the Company considers amounts in demand deposit accounts at various financial institutions, other than those segregated under federal regulations, to be cash equivalents.

Investment Banking
------------------

 Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger-and-acquisition and financial restructuring advisory services. Investment banking management fees are recorded on offering date, sales concessions on trade date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

Income Taxes
------------

 The amount of current taxes payable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred income taxes are recognized for the future tax consequences of "temporary differences" which are attributable to differences between the financial statement and tax basis of existing assets and liabilities.

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings per Common Share
-------------------------

 Net income per common and common equivalent share have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options) outstanding. The weighted average number of common shares and dilutive common equivalent shares were:

                                Three-month
                             transition period
                 December 31,   December 31,   September 29,   September 30,
                    1996           1995            1995            1994
--------------------------------------------------------------------------------
Primary           5,376,396      5,337,241       5,187,600       5,157,227
Fully diluted     5,376,396      5,405,337       5,222,654       5,157,227

 All per share figures, as well as the weighted average number of common and dilutive common equivalent shares, have been restated for all stock dividends declared.

Reclassifications
-----------------

 Certain amounts in the financial statements have been reclassified to conform with the 1996 presentation.

NOTE 2. Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

 Amounts receivable from and payable to brokers, dealers, and clearing agencies, other than correspondents, as of:

     (In thousands of dollars)       December 31,  December 31,  September 29,
                                        1996          1995           1995
                                                   (unaudited)
     ---------------------------------------------------------------------------

     Securities failed to deliver     $ 1,856       $ 3,893        $ 1,882
     Receivable from clearing agencies                3,338              7
     ---------------------------------------------------------------------------
       Total receivables              $ 1,856       $ 7,231        $ 1,889
     ===========================================================================

     Securities failed to receive     $ 3,150       $ 3,281        $ 3,060
     Payable to clearing agencies                                       44
     ---------------------------------------------------------------------------
       Total payables                 $ 3,150       $ 3,281        $ 3,104
     ===========================================================================

NOTE 3. Receivables From and Payables To Customers

 Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements. Total unsecured and partly secured customer receivables were $329,000, $307,000 and $125,000 as of December 31, 1996,
December 31, 1995 (unaudited) and September 29, 1995, respectively. An allowance for doubtful accounts, based upon an aging of accounts receivable and specific identification, was recorded for $304,000, $219,000, and $125,000 as of December 31, 1996, December 31, 1995, (unaudited) and September 29, 1995, respectively.

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. Receivables From Others

    Amounts receivable from others as of:

================================================================================
(In thousands of dollars)        December 31,    December 31,    September 29,
                                    1996            1995            1995
                                                 (unaudited)
--------------------------------------------------------------------------------
 Adjustment to record securities
  on a trade date basis, net                      $11,249
 Others                           $ 8,181           6,243          $ 4,965
--------------------------------------------------------------------------------
Total                             $ 8,181         $17,492          $ 4,965
================================================================================

 For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

NOTE 5.  Securities Owned And Sold, But Not Yet Purchased

 Securities owned and sold, but not yet purchased consisted of the following as of:

================================================================================
(In thousands of dollars)    December 31,       December 31,       September 29,
                                1996               1995                1995
                                                (unaudited)
--------------------------------------------------------------------------------
                                  Sold, but         Sold, but         Sold, but
                                   not yet           not yet           not yet
                           Owned  Purchased  Owned  Purchased  Owned  Purchased
--------------------------------------------------------------------------------
Marketable
 U.S. government and federal
  agencies obligations  $  6,124  $ 2,923  $ 7,149  $ 1,191  $ 5,164  $ 1,045
 State and municipal
  bonds                  137,223    4,976   63,882      231   39,936      244
 Corporate obligations     9,486      824    2,997      796    3,558    1,246
 Corporate stocks          2,171    1,352    5,982    2,189    4,869    1,357
 Options                       1                20               100
Not readily marketable
 securities, fair value    1,149               556               560
--------------------------------------------------------------------------------
                        $156,154  $10,075  $80,586  $ 4,407  $54,187  $ 3,892
================================================================================

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

NOTE 6.  Investments

 At year end 1996, the Company owned approximately 2,037,000 common shares
(or 35% of the shares outstanding) of Mechanical Technology Incorporated
(MTI), which operates in upstate New York. The Company's investment in MTI is recorded under the equity method and approximated $2,588,000, which included goodwill of approximately $922,000 which is being amortized.
At December 31, 1996, the aggregate market value of the Company's shares of MTI stock was $4,074,000.

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's equity in MTI's net income, recorded on a one-quarter delay basis, was $555,000 during the year ended December 31, 1996, related primarily to a gain recorded from discontinued operations.

 At year end 1996, the Company owned 200,000 shares of META Group, Inc. This investment was carried at the value of $3,569,000 at December 31, 1996. Part of this investment is recorded at cost due to certain restrictions placed on the sale of these securities. The other portion of these securities became readily marketable pursuant to Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", resulting in an unrealized gain of $2.3 million for the year ended December 31, 1996. The fair market value of this investment was $5,400,000 at December 31, 1996.

NOTE 7.  Bank Loans

 Short-term bank loans are made under a variety of committed and uncommitted bank lines of credit which are limited to financing securities eligible for collateralization under these arrangements. This includes Company owned securities and certain customer owned securities purchased on margin, subject to certain regulatory formulae. These loans bear interest at fluctuating rates based primarily on the Federal Funds interest rate. The average weighted interest rates on these loans were 6.8%, 5.7% and 7.5% at December 31, 1996, December 31, 1995, and September 29, 1995, respectively. Short-term bank loans and unused lines of credit were collateralized by Company owned securities of $100,244,000 and customers' margin account securities of $106,822,000 at December 31, 1996.

 A note for $4,583,333, which is collateralized by fixed assets, is payable in monthly principal payments of $114,583 and accrued interest. Interest is at the 90-day U.S. Treasury Securities rate (7.48% at December 31, 1996) plus 2.5%. The note matures April 1, 2000.

 Future annual principal loan repayment requirements as of December 31, 1996 are as follows:

                   =========================================
                   (In thousands of dollars)
                   -----------------------------------------
                     1997                         $1,375
                     1998                          1,375
                     1999                          1,375
                     2000                            458
                   -----------------------------------------
                      Total                       $4,583
                   =========================================

NOTE 8.  Obligations under Capitalized Leases

 In December, 1996, the Company entered into a capital lease for office equipment totaling approximately $1,451,000.

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1996:

                 -----------------------------------------------
                 (In thousands of dollars)
                 -----------------------------------------------
                 1997                                    $   333
                 1998                                        333
                 1999                                        335
                 2000                                        306
                 2001                                        380
                 2002                                         11
                 -----------------------------------------------
                 Total Minimum Lease Payments              1,698
                 Less:  Amount Representing Interest         272
                 -----------------------------------------------
                 Present Value of Minimum Lease Payments  $1,426
                 ===============================================

NOTE 9.  Payables To Others

     Amounts payable to others as of:

    (In thousands of dollars)      December 31,   December 31,   September 29,
                                      1996            1995           1995
                                                  (unaudited)
    --------------------------------------------------------------------------
    Adjustment to record
     securities on a trade date
     basis, net                     $ 39,401                        $    773
    Others                            17,214       $  5,000            3,362
    --------------------------------------------------------------------------
        Total                       $ 56,615       $  5,000         $  4,135
    ==========================================================================

 For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

NOTE 10.  Subordinated Debt

 During 1996, the Company increased its subordinated debt by $5,000,000. This subordinated debt bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on July 31, 2001. The loan agreement includes financial covenants for debt and equity. One of the more significant covenants requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c 3-1 of the Securities and Exchange Commission) of $7,500,000. The amount of net capital as of December 31, 1996 was $16,478,000. The lender has the right to exercise stock options on 84,000 shares of the Company's stock at $11.90 per share. This right expires July 31, 2000.

NOTE 11.  Stockholders' Equity

 During calendar 1996, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, and also declared and issued two 5% common stock dividends. During the transitional period ending December 31, 1995, the Company declared and paid a quarterly cash dividend of $0.05 per share along with a 5% common stock dividend.

 In January 1997, subsequent to the period reflected in this report, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 25, 1997, to shareholders of record

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

on February 11, 1997. (Stockholders' Equity and all per share figures have been adjusted to reflect all common stock dividends.)

NOTE 12.  Income Taxes

 Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between the financial statement and tax basis of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date.

 The components of income taxes are:

================================================================================
(In thousands of                  Three-Months
   dollars)        December 31,   December 31,   September 29,   September 30,
                      1996           1995           1995            1994
--------------------------------------------------------------------------------
Federal
 Current            $ 2,455         $   260        $ 2,051          $ 1,463
 Deferred                (3)            416           (904)             466
State and local
 Current                991              82          1,097              755
 Deferred               149             171           (374)             192
================================================================================
Total income taxes  $ 3,592         $   929        $ 1,870          $ 2,876
================================================================================

 The reasons for the difference between the expected income tax expense using the federal statutory rate and the income tax expense are as follows:

================================================================================
(In thousands of                  Three-Months
  dollars)         December 31,   December 31,   September 29,   September 30,
                      1996           1995           1995             1994
--------------------------------------------------------------------------------
Income taxes
  at federal
  statutory rate    $ 3,092         $   844        $ 1,775          $ 2,505
State income taxes,
 net of federal income
 taxes                  753             167            477              625
Tax-exempt interest
 income                (420)           (126)          (514)            (348)
Non-deductible expenses 167              44            132               94
--------------------------------------------------------------------------------
Total income taxes  $ 3,592         $   929        $ 1,870          $ 2,876
================================================================================

The temporary differences that give rise to significant portions of deferred tax assets are as follows:

    ============================================================================
    (In thousands of dollars)      December 31,   December 31,   September 29,
                                      1996            1995            1995
                                                  (unaudited)
    --------------------------------------------------------------------------
    Receivables                      $   128        $    67        $    80
    Securities held for investment      (964)          (262)          (345)
    Fixed assets                         486            309            267
    Deferred compensation              1,631          1,633          2,057
    Other                                190           (130)           145
    --------------------------------------------------------------------------
     Total deferred tax assets       $ 1,471        $ 1,617        $ 2,204
    ==========================================================================


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The Company has not recorded a valuation allowance for deferred tax assets since income in the carryback period is sufficient to realize the benefit of future deductions.

NOTE 13.  Employee Benefit Plans

 The Company maintains a deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan) which permits eligible employees to defer a percentage of their compensation. Company contributions to eligible participants may be made at the discretion of the Board of Directors. During the year ended December 31, 1996, the transitional period ending December 31, 1995, and the years ended September 29, 1995, and September 30, 1994 the Company contributed $103,000, $0, $140,000, and $56,000, respectively.

 The Company also maintains an Employee Stock Bonus Plan (Internal Revenue Code Section 401(a)) which permits eligible employees to contribute up to 8% of their compensation on an after-tax basis. The Company makes matching contributions equal to a percentage of each employee's contributions. Company contributions vest in accordance with the Plan and are tax deferred until withdrawal. Employee and Company contributions are invested solely in the common stock of the Company. During the year ended December 31, 1996, the transitional period ending December 31, 1995, and the years ended September 29, 1995, and September 30, 1994, the Company contributed $617,000, $163,000, $408,000, and $334,000, respectively.

NOTE 14.  Incentive Plans

 In 1982, the Company established a Stock Incentive Plan (the "1982 Plan") which, as amended by stockholders in 1987, authorized issuance of options to officers and key employees to purchase up to 800,000 shares of common stock. On February 27, 1989, stockholders approved adoption of the First Albany Companies Inc. 1989 Stock Incentive Plan (the "1989 Plan"). Coincident with the adoption of the 1989 Plan, the 1982 Plan was terminated. Options previously granted under the 1982 Plan remain valid in accordance with the terms of the grant of such options; however, the grant of new options under the 1982 Plan was ended. Both the 1982 Plan and 1989 Plan enable the Company to grant incentive stock options (ISOs) which meet the requirements of Section 422A of the Internal Revenue Code of 1954, as amended, and nonqualified stock options
(NSOs). ISOs are granted at prices not less than fair value at the date of the grant; NSOs may be issued at prices less than fair market value. ISOs and NSOs may not have a term of more than ten years. Under certain conditions, the Company is required to purchase shares issued under this Plan at prices ranging from the original exercise or award price to the greater of the then book or market value. If NSOs are exercised, the difference between the option price and the selling price will be recognized as an expense in the income statement.

 In addition, under the 1989 Plan, stock appreciation rights (SARs) may be granted in tandem with ISOs or NSOs. SARs may be exercised only if the related options (or portions thereof) are surrendered and at such time as the fair market value of the shares underlying the option exceeds the option price for such shares. Upon exercise of SAR and surrender of the related option, an employee will be entitled to receive an amount equal to the excess of the fair market value of one share at the time of such surrender over the option price per share specified in such option times the number of such shares called for by the option, or portion thereof, which is so surrendered. Payment may be made in cash, shares of common stock, or a combination thereof. SARs may not be exercised before six months from date of grant. As of December 31, 1996, no SARs have been granted.

 Option transactions for the 3-year period ended December 31, 1996 under the 1982 Plan were as follows: (all are ISOs)

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                             Shares           Weighted Average
                                             Subject              Exercise
                                            to Option              Price
--------------------------------------------------------------------------------
Balance at September 24, 1993                 39,950               $ 5.39
Options granted                                3,280                 5.07
Options exercised                             (7,220)                5.14
Options terminated                            (4,410)                4.76
--------------------------------------------------------------------------------
Balance at September 30, 1994                 31,600                 4.95
Options granted                                2,908                 4.60
Options exercised                            (11,605)                4.76
--------------------------------------------------------------------------------
Balance at September 29, 1995                 22,903                 4.47
Options granted                                1,145                 4.08
Options exercised                             (4,923)                4.26
--------------------------------------------------------------------------------
Balance at December 31, 1995                  19,125                 4.04
Options granted                                1,959                 3.75
Options exercised                             (4,022)                3.55
--------------------------------------------------------------------------------
Balance at December 31, 1996                  17,062               $ 3.73
================================================================================

 There were no shares available for grants of options under the 1982 Plan at December 31, 1996; December 31, 1995; September 29, 1995; and September 30, 1994. During calendar year 1996, the Company declared two 5% common stock dividends. These dividends resulted in an additional 1,959 options authorized. All shares subject to options were exercisable at the end of each period presented. At December 31, 1996, options outstanding and exercisable under the 1982 Plan had an average exercise price of $3.73 and an average remaining contractual life of 1.48 years.

 Option transactions for the 3-year period ended December 31, 1996 under the 1989 Plan were as follows: (all are ISOs)

                                          Shares              Weighted Average
                                          Subject                 Exercise
                                         to Option                  Price
--------------------------------------------------------------------------------
Balance at September 24, 1993             459,345                  $ 5.40
Options granted                           176,862                    6.77
Options exercised                         (57,061)                   5.23
Options terminated                        (11,663)                   4.98
--------------------------------------------------------------------------------
Balance at September 30, 1994             567,483                    5.86
Options granted                           199,454                    7.28
Options exercised                         (46,646)                   4.59
Options terminated                           (479)                   4.51
--------------------------------------------------------------------------------
Balance at September 29, 1995             719,812                    5.85
Options granted                            47,569                    6.06
Options exercised                          (1,447)                   7.14
--------------------------------------------------------------------------------
Balance at December 31, 1995               765,934                   5.60
Options granted                            262,441                   8.51
Options exercised                         (132,255)                  4.39
Options terminated                         (51,359)                  6.59
--------------------------------------------------------------------------------
Balance at December 31, 1996               844,761                 $ 6.11
================================================================================


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 On May 30, 1996, the Company's stockholders approved an amendment to the 1989 Plan, which was adopted by the Board of Directors on April 25, 1996. This amendment increased the number of shares available for issuance under the 1989 plan by 500,000. Additionally, during calendar year 1996, the Company declared two 5% common stock dividends. These dividends resulted in an additional 133,983 options authorized.

 There were 760,402; 337,501; 332,456 and 431,374 shares available for grants of options at December 31, 1996, December 31, 1995, September 29, 1995 and September 30, 1994, respectively.

 The following table summarizes information about stock options outstanding under the 1989 Plan at December 31, 1996:

                        Outstanding                      Exercisable
Exercise                                Average                  Average
Price                    Average Life   Exercise                 Exercise
Range            Shares    (years)        Price       Shares      Price
--------------------------------------------------------------------------------
$3.51-$4.35     378,940     4.40         $ 3.79      373,135      $ 3.78
$6.48-$7.39     272,621     5.04           7.09      208,155        7.22
$9.29           193,200     3.81           9.29
--------------------------------------------------------------------------------
                844,761     4.48         $ 6.11      581,290      $ 5.01
================================================================================

 At December 31, 1995, 634,204 options with an average exercise price of $5.27 were exercisable; at September 29, 1995, 557,442 options with an average exercise price of $5.41 were exercisable; and at September 30, 1994, 523,625 options with an average exercise price of $5.91 were exercisable.

 As discussed in Note 10, the Company granted options to purchase 84,000 shares of the Company's stock pursuant to a subordinated debt agreement entered into in 1996. The market price of the Company's stock at the date of agreement was $10 per share. The exercise price of these options is $11.90 per share, and they expire on July 31, 2000.

 The Company has elected to follow Accounting Principals Board No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for the stock option plans. Under APB 25, no compensation cost has been recognized in 1996, 1995, and 1994. Had compensation cost and fair value been determined pursuant to Financial Accounting Standard No. 123 (FAS 123) "Accounting for Stock-Based Compensation", net income would have decreased from $5,500,000 to $5,294,000 in 1996 and from $3,350,000 to $3,245,000 in
1995. Primary earnings per share would decrease from $1.02 to $0.98 in 1996 and from $0.65 to $0.63 in 1995. Fully diluted earnings per share would decrease from $1.02 to $0.98 in 1996 and from $0.64 to $0.62 in 1995. The initial impact of FAS 123 on pro forma earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year. The weighted average fair value of options granted during 1996 and 1995 under FAS 123 was $3.21 and $2.45, respectively.

 The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 2.76% for both years; expected volatility of 54.7% for both years; risk-free interest rates ranging from 5.17% to 6.26% in 1996 and 5.38% to 6.66% in 1995; and expected lives of 2.6 and 1.2 years for 1996 and 1995, respectively.

 In 1992, the Company established the First Albany Companies Inc.
Restricted Stock Plan which authorized the issuance of up to 370,996 shares of common stock (adjusted for all stock dividends) to

                      The First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

certain key employees of the Company. Awards under this plan expire over a four-year period after the award date and are subject to certain restrictions including continued employment. As of December 31, 1996, 105,226 shares have been awarded under this plan. The fair market value of the awards will be amortized over the period in which the restrictions are outstanding.

 The Company has various other incentive programs which are offered to eligible employees. These programs consist of cash incentives and deferred bonuses. Amounts awarded vest over periods ranging from three to five years. Costs are amortized over the vesting period and aggregated
$4,484,000 in 1996, $395,000 in the transitional period ending December 31, 1995, $1,343,000 for the year ended September 29, 1995, and $1,828,000 for the year ended September 30, 1994.

NOTE 15.  Commitments and Contingencies

 The Company's headquarters, sales offices, and certain office and communication equipment are leased under noncancellable operating leases, which expire at various times through 2008. Future minimum annual rentals payable are as follows:

                     -------------------------------
                     -------------------------------
                     (In thousands of dollars)
                     1997                    $ 5,888
                     1998                      6,166
                     1999                      6,505
                     2000                      4,677
                     2001                      4,286
                     Thereafter               19,229
                     -------------------------------
                      Total                  $46,751
                     ===============================

 Annual rental expense including utilities for the year ended December 31, 1996, the transitional period ending December 31, 1995, and the fiscal years ended September 29, 1995 and September 30, 1994 approximated $4,175,000, $906,000, $3,630,000, and $3,955,000, respectively.

 In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims. Certain of these are class actions which seek unspecified damages which could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions it believes are likely to result in adverse dispositions. Although further losses are possible, the opinion of management, based upon the advice of its attorneys and general counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

 The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with security clearing activities, totaling $3,200,000 at December 31, 1996.

NOTE 16.  Net Capital Requirements

 The Corporation is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. The Corporation has elected to use the alternative method, permitted by the Rule, which requires that the Corporation maintain a minimum net capital equal to 2 percent of aggregate debit balances arising from customer transactions, as defined. At December 31, 1996, the

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Corporation had net capital of $16,478,000 which equaled 12% of aggregate debit balances and $13,783,000 in excess of required minimum net capital.

NOTE 17.  Financial Instruments with Off-Balance-Sheet Risk

 In the normal course of business, the Company's customer and correspondent clearance activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations, and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

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

 In addition, the Company has sold securities that it does not currently own and therefore will be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at the market values of the related securities and will incur a loss if the market value of the securities increases.

 The Company acts as a manager and co-manager in underwriting security transactions. In this capacity, there is risk if the potential customer does not fulfill the obligation to purchase the securities. This risk is mitigated by the fact that the Company deals primarily with institutional investors. In most cases, no one institutional customer subscribes to the majority of the securities being sold, thereby spreading the risk for this type of loss among many established customers. The Company also maintains credit limits for these activities and monitors compliance with applicable limits and industry regulations on a daily basis.

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 18.  Concentrations of Credit Risk

 The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the credit worthiness of the counterparty or issuer of the instrument. The Company seeks to control credit risk by following an established credit approval process, monitoring credit limits, and requiring collateral where appropriate.

 The Company purchases debt securities and may have significant positions in its inventory subject to market and credit risk. In order to control these risks, security positions are monitored on at least a daily basis. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold. The Company reduces its exposure to changes in securities valuation with the use of municipal bond index futures contracts. (See Note 20.) If a single security position held in inventory represents a significant portion of net capital, referred to as "undue concentration" as defined by SEC Rule 15c3-1, the Company may not be able to realize the full carrying value of the security if the entire position was required to be sold. The total value of securities held in inventory at December 31, 1996, December 31, 1995 (unaudited) and September 29, 1995 which met this criterion was $76,151,000, $29,214,000, and $8,659,000, respectively. The securities held in inventory at December 31, 1996 which met the criterion were sold subsequently at a net realized gain.

NOTE 19.  Market Value of Financial Instruments

 The financial instruments of the Company are reported on the Statement of Financial Condition at market or fair value or at carrying amounts that approximate fair value with the exception of its investments described in
Note 6. The fair value of other financial assets and liabilities (consisting primarily of receivables from and payables to brokers, dealers, clearing agencies and customers; securities borrowed and loaned; and bank loans payable) is considered to approximate the carrying value due to the short-term nature of the financial instruments.

 The Company also enters into transactions in financial instruments that are not recognized in the Statement of Financial Condition. The notional amounts of the open transactions at December 31, 1996 are disclosed in Note 20.

NOTE 20.  Derivative Financial Instruments

 The Company does not engage in the proprietary trading of derivative securities with the exception of highly liquid index futures contracts and options. These index futures contracts and options are used to hedge securities positions in the Company's inventory. Gains and losses on these financial instruments are included as revenues from principal transactions. Trading profits and losses relating to these financial instruments were as follows:

================================================================================
(In thousands of
  dollars)                Year Ended         Three-Months        Year Ended
                       December 31, 1996  December 31, 1995  September 29,1995
--------------------------------------------------------------------------------
Trading Profits-State
 and Municipal Bonds         $2,032             $2,345             $5,068
Index Futures Hedging           594               (457)            (1,350)
Trading Profits-Corporate Stocks                                    1,159
Options                                                              (206)
--------------------------------------------------------------------------------
Net Revenues                 $2,626             $1,888             $4,671
================================================================================


                          First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 During the year ended September 30, 1994, the Company did not engage in proprietary trading of index future contracts and options.

 As of December 31, 1996, the contractual or notional amounts related to these financial instruments were as follows:

================================================================================
(In thousands of dollars)  Average Notional or          Year End Notional or
                          Contract Market Value         Contract Market Value
--------------------------------------------------------------------------------
Index Futures Contracts         $(7,750)                       $(5,881)
--------------------------------------------------------------------------------

 As of September 29, 1995, the contractual or notional amounts related to these financial instruments were as follows:

================================================================================
(In thousands of dollars)  Average Notional or          Year End Notional or
                          Contract Market Value         Contract Market Value
--------------------------------------------------------------------------------
Index Futures Contracts         $(5,819)                      $(20,773)
Options                             121                            100

 The contractual or notional amounts related to these financial instruments reflect the volume and activity and do not reflect the amounts at risk.
The amounts at risk are generally limited to the unrealized market valuation gains on the instruments and will vary based on changes in market value. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Open equity in the futures contracts are recorded as receivables from clearing organizations. The settlement of these transactions is not expected to have a material adverse effect on the financial condition of the Company.


                        FIRST ALBANY COMPANIES INC.
                            SUPPLEMENTARY DATA
                     SELECTED QUARTERLY FINANCIAL DATA
                                (Unaudited)
              (In thousands of dollars, except per share data)

                                                 Quarters Ended
--------------------------------------------------------------------------------
1996 - Calendar Year               Mar. 29     June 28     Sep. 27     Dec. 31
--------------------------------------------------------------------------------
Total revenues                    $ 40,290    $ 42,213    $ 37,951    $ 47,738
 Interest expense                   (4,954)     (5,173)     (5,972)     (9,932)
--------------------------------------------------------------------------------
Net revenues                        35,336      37,040      31,979      37,806
Total expenses (excluding interest)(32,479)    (34,460)    (30,375)    (35,756)
--------------------------------------------------------------------------------
Income before income taxes           2,857       2,580       1,604       2,050
 Income tax expense                 (1,103)       (995)       (673)       (821)
--------------------------------------------------------------------------------
Net income                        $  1,754    $  1,585     $   931    $  1,229
================================================================================
Net income per common
 and common equivalent share:
  Primary                         $    .32    $    .30      $  .17     $   .23
  Fully diluted                   $    .32    $    .30      $  .17     $   .23

                                                            Three months ended
--------------------------------------------------------------------------------
1995 - Transitional Period                                         Dec. 31
--------------------------------------------------------------------------------
Total revenues                                                    $ 37,404
 Interest expense                                                   (6,631)
--------------------------------------------------------------------------------
Net revenues                                                        30,773
 Total expenses (excluding interest)                               (28,291)
--------------------------------------------------------------------------------
Income before income taxes                                           2,482
 Income tax expense                                                   (929)
--------------------------------------------------------------------------------
Net income                                                        $  1,553
================================================================================
Net income per common
 and common equivalent share:
  Primary                                                         $    .29
  Fully diluted                                                   $    .29


                                                Quarters Ended
--------------------------------------------------------------------------------
1995 - Fiscal Year               Dec. 31     Mar.  31     June 30     Sept. 29
--------------------------------------------------------------------------------
Total revenues                  $ 28,825     $ 27,884    $ 32,760     $ 33,630
 Interest expense                 (4,551)      (4,173)     (5,681)      (5,499)
--------------------------------------------------------------------------------
Net revenues                      24,274       23,711      27,079       28,131
 Total expenses (excluding
   interest)                     (22,995)     (22,994)    (25,494)     (26,492)
--------------------------------------------------------------------------------
Income before income taxes         1,279          717       1,585        1,639
 Income tax expense                 (436)        (205)       (592)        (636)
--------------------------------------------------------------------------------
Net income                      $    843     $    512     $   993     $  1,003
================================================================================
Net income per common
 and common equivalent share:
   Primary                      $    .16     $    .10     $   .19     $    .19
   Fully diluted                $    .16     $    .10     $   .19     $    .19


                        FIRST ALBANY COMPANIES INC.

 All per share figures have been restated for common stock dividends paid. The sum of the quarters' earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Item  9. Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
--------------------

     None.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

Except as set forth below, the information required by this item will be contained under the caption "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 15, 1997. Such information is incorporated herein by reference to the proxy statement.

Information (not included in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders) regarding certain executive officers of the Company is as follows:

Edwin T. Brondo, age 49, Vice President of the Company and Senior Vice President and Chief Administrative Officer of First Albany Corporation, joined First Albany Corporation in 1993 and was elected Vice President of First Albany Companies Inc. in 1994. He previously held senior management positions at Bankers Trust, Goldman Sachs, and Morgan Stanley.

David J. Cunningham, age 50, Chief Financial Officer of the Company and Senior Vice President and Chief Financial Officer of First Albany
Corporation, joined First Albany Corporation in 1975 and has served as Chief Financial Officer of First Albany Corporation since 1980 and First Albany Companies Inc. since fiscal 1986.

Michael R. Lindburg, age 47, Secretary, and General Counsel of the Company, and Senior Vice President, Managing Director of Retail Sales of First Albany Corporation, joined First Albany Corporation in 1986 and has served as Vice President, Secretary, and General Counsel of First Albany Companies Inc. since 1986. He previously served as Vice President and General Counsel of the Boston Stock Exchange.

Item 11. Executive Compensation.
--------------------------------

The information required by this item will be contained under the caption "Compensation of Executive Officers and Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 15, 1997. Such information is incorporated herein by reference to the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 15, 1997. Such information is incorporated herein by reference to the proxy statement.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information required by this item will be contained under the caption "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 15, 1997. Such information is incorporated herein by reference to the proxy statement.

                                  Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.
-------------------------------------------------------------------------

(a) (1)  The following financial statements are included in Part II, Item 8:

             Report of Independent Accountants


             Financial Statements:

             Consolidated Statements of Income For the Calendar
              Year Ended December 31, 1996; the three-month
              Transition Period ended December 31, 1995 and; the Fiscal Year Ended September 29, 1995, and the Fiscal Year Ended September 30, 1994

             Consolidated Statements of Financial Condition
              as of December 31, 1996, December 31, 1995
             (unaudited) and September 29, 1995

             Consolidated Statements of Changes in Stockholders'
              Equity for the Calendar Year Ended December 31, 1996; the three-month Transition Period ended December 31, 1995, the Fiscal Year Ended
              September 29, 1995, and the Fiscal Year Ended
              September 30, 1994

             Consolidated Statements of Cash Flows for the
              Calendar Year Ended December 31, 1996; the
              Three-month Transition Period ended
              December 31, 1995; the Fiscal Year Ended
              September 29, 1995, and the Fiscal Year Ended
              September 30, 1994

             Notes to Consolidated Financial Statements

    (2) The following financial statement schedule for the periods 1996, 1995, and 1994 are submitted herewith:

             Schedule II-Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3)  Exhibits included herein:

Exhibit
Number                       Description
------                       -----------

3.1 Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No. 3.1 to Registration Statement No. 33-1353).

3.2 By-laws of First Albany Companies Inc. (filed as Exhibit No. 3.2 to Registration Statement No. 33-1353).

3.2a By-laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2a to Form 10-K for the fiscal year ended September 24,
         1993).

3.2b By-laws of First Albany Companies Inc., as amended (restated for purpose of this filing).

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

10.10d First Albany Companies Inc. Stock Bonus Plan, as amended, effective June 2, 1995 (filed as Registration Statement 333-18645
        (Form S-8) dated December 23, 1996).

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


Exhibit
Number                       Description
-------                      -----------

10.18   Sublease dated October 13, 1995 between First Albany Companies
        Inc. and KeyCorp for office facilities at 30 South Pearl Street, Albany, New York. (Filed as Exhibit 10.18 to Form 10K for fiscal year ended September 29, 1995).

10.19 Term Loan Agreement dated March 29, 1996 between First Albany Companies Inc. and OnBank Trust & Co.

10.20 Subordinated Loan Agreement dated September 16, 1996 between First Albany Companies Inc. and Sharon M. Duker.

10.21 Master Equipment Lease Agreement dated September 25, 1996 between First Albany Companies Inc. and KeyCorp Leasing Ltd.

10.22   Lease dated March 21, 1996, between First Albany Companies Inc.
        and Mid-City Associates for office space at One Penn Plaza, New York, New York.

11      Computation of per share earnings.

22      List of Subsidiaries of First Albany Companies Inc.

24      Consent of Coopers & Lybrand L.L.P.

24b     Reports on Form 8-K:
        No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

27      Financial Data Schedule BD

                        FIRST ALBANY COMPANIES INC.
             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
           PERIODS ENDED DECEMBER 31, 1996,  DECEMBER 31, 1995,
                SEPTEMBER 29, 1995, AND SEPTEMBER 30, 1994

   COL. A             COL. B         COL. C         COL. D          COL. E
                                   Additions
                    Balance at     Charged to                    Balance
                     Beginning      Costs and                   at End of
 Description         of Period      Expenses      Deductions      Period
--------------------------------------------------------------------------------
Allowance for doubtful
 accounts -- deducted
 from receivables from
 customers:

Calendar Year 1996   $ 219,000     $ 120,000       $  35,000     $ 304,000

Three Month
  Transition
  Period      1995   $ 125,000     $  94,000       $       0     $  219,000

Fiscal Year   1995   $ 106,000     $ 120,000       $ 101,000     $  125,000

Fiscal Year   1994   $ 125,000     $ 120,000       $ 139,000     $  106,000


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIRST ALBANY COMPANIES INC.

                        By: /s/ GEORGE C. MCNAMEE
                            ---------------------
                            George C. McNamee,
                  Chairman and Co-Chief Executive Officer

                           Date:  March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signature                      Title                          Date

/s/ GEORGE C. MCNAMEE       Chairman and Co-Chief
---------------------         Executive Officer                March 26, 1997
  George C. McNamee


/s/ ALAN P. GOLDBERG        President and Co-Chief
--------------------          Executive Officer                March 26, 1997
  Alan P. Goldberg


/s/ DAVID J. CUNNINGHAM     Vice President and                 March 26, 1997
-----------------------       Chief Financial Officer
  David J. Cunningham        (Principal Accounting Officer)


/s/ HUGH A. JOHNSON, JR.    Vice President and Director        March 26, 1997
------------------------
  Hugh A. Johnson, Jr.

/s/ J. ANTHONY BOECKH       Director                           March 26, 1997
---------------------
  J. Anthony Boeckh


/s/ WALTER M. FIEDEROWICZ   Director                           March 26, 1997
-------------------------
  Walter M. Fiederowicz


/s/ DANIEL V. MCNAMEE       Director                           March 26, 1997
---------------------
  Daniel V. McNamee


/s/ CHARLES L. SCHWAGER     Director                           March 26, 1997
-----------------------
  Charles L. Schwager


                            Director                           March   , 1997
--------------------
  Benaree P. Wiley
