Form 10-Q
period 1997-03-27
FIRST ALBANY COMPANIES INC
filed 1997-05-08
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 27, 1997


                      Commission file number 0-14140


            First Albany Companies Inc.
     (Exact name of registrant as specified in its charter)
            New York                              22-2655804
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

            30 South Pearl St., Albany, NY        12207
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

          5,171,279 Shares of Common Stock were outstanding as of the close of business on April 22, 1997.







               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                          PAGE

        Part I - Financial Information

            Item 1. Financial Statements

               Condensed Consolidated Statements of Financial
                   Condition at March 27, 1997 and
                   December 31, 1996.........................        3

               Condensed Consolidated Statements of Operations
                   for the Three Months Ended
                   March 27, 1997 and March 29, 1996.........        4

               Condensed Consolidated Statements of Cash Flow
                   for the Three Months Ended
                   March 27, 1997and March 29, 1996..........        5

               Notes to Condensed Consolidated Financial
               Statements....................................      6-9

            Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations..................................     10-14

        Part II - Other Information

            Item 1. Legal Proceedings........................       15

            Item 6. Exhibits and Reports on Form 8-K.........    15-18






                        FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             March 27,
                                                               1997                December 31,
(In thousands of dollars)                                    (Unaudited)              1996
Assets
 Cash                                                         $  2,400               $  4,005
 Cash and securities segregated under federal regs.              2,000
 Securities purchased under agreement to resell                  6,597                  2,869
 Securities borrowed                                           402,767                344,904
 Receivables from:
   Brokers, dealers and clearing agencies                          967                  1,856
   Customers                                                   144,460                128,130
   Others                                                        6,833                  8,181
 Securities owned                                               85,869                156,154
 Investments                                                     6,647                  6,157
 Office equipment and leasehold improvements, net               14,397                 12,584
 Other assets                                                   12,011                 10,945
---------------------------------------------------------------------------------------------
Total assets                                                  $684,948               $675,785
=============================================================================================

Liabilities and Stockholders' Equity

Liabilities
 Short-term bank loans                                        $131,312                $134,712
 Securities loaned                                             417,069                 350,577
 Payables to:
 Brokers, dealers and clearing agencies                          4,014                   3,150
   Customers                                                    35,271                  48,174
   Others                                                       16,788                  56,615
 Securities sold but not yet purchased                          11,762                  10,075
 Accounts payable                                                2,289                   1,928
 Accrued compensation                                            3,639                  11,649
 Accrued expenses                                                3,878                   5,622
 Notes payable                                                   9,240                   4,583
 Obligations under capitalized leases                            1,821                   1,426
----------------------------------------------------------------------------------------------
Total liabilities                                              637,083                 628,511
==============================================================================================


Commitments and Contingencies
Subordinated debt                                                5,000                   5,000
----------------------------------------------------------------------------------------------
Stockholders' Equity
 Common stock                                                       54                      54
 Additional paid-in-capital                                     25,591                  25,591
 Retained earnings                                              18,575                  18,556
 Less treasury stock at cost                                    (1,355)                 (1,927)
----------------------------------------------------------------------------------------------
Total stockholders' equity                                      42,865                  42,274
----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $684,948                $675,785
==============================================================================================



          See notes to the condensed consolidated financial statements.



                            FIRST ALBANY COMPANIES INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                                Three Months Ended
(In thousands of dollars except for per share          March 27,                March 29,                     and outstanding
share amounts)                                           1997                     1996


Revenues
  Commissions                                         $   11,581               $   11,144
  Principal transactions                                  14,566                   16,188
  Investment banking                                       3,196                    4,295
  Interest                                                10,052                    6,439
  Fees and other                                           2,664                    2,224
-----------------------------------------------------------------------------------------
Total revenues                                            42,059                   40,290
  Interest expense                                         8,424                    4,954
-----------------------------------------------------------------------------------------
Net revenues                                              33,635                   35,336
=========================================================================================

Expenses (excluding interest)
  Compensation and benefits                               22,888                   24,345
  Clearing, settlement and brokerage costs                   738                      635
  Communications and data processing                       3,129                    2,513
  Occupancy and depreciation                               3,107                    1,857
  Selling                                                  1,755                    1,503
  Other                                                    1,988                    1,626
-----------------------------------------------------------------------------------------
Total expenses (excluding interest)                       33,605                   32,479
-----------------------------------------------------------------------------------------
Income before income taxes                                    30                    2,857
  Income tax(recovery) expense                               (36)                   1,103
-----------------------------------------------------------------------------------------
Income before extraordinary items                             66                    1,754
-----------------------------------------------------------------------------------------
Extraordinary gain, net of taxes                             305
-----------------------------------------------------------------------------------------
Net Income                                            $      371               $    1,754
=========================================================================================
Primary Earnings Per Share:
 Income before extraordinary gain                     $     0.01               $     0.31
 Extraordinary gain                                         0.05                     0.00
-----------------------------------------------------------------------------------------
Net Income                                            $     0.06               $     0.31
=========================================================================================

Fully Diluted Earnings Per Share:
 Income before extraordinary gain                     $     0.01               $     0.31
 Extraordinary gain                                         0.05                     0.00
-----------------------------------------------------------------------------------------
Net Income                                            $     0.06               $     0.31
=========================================================================================

Weighted average common
and common equivalent
shares outstanding:
 Primary                                               5,761,745                5,718,084
 Fully diluted                                         5,761,745                5,718,084
=========================================================================================
Dividend per common share outstanding                 $     0.05               $     0.05
=========================================================================================

       See notes to the condensed consolidated financial statements.






                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)


                                                                       Three Months Ended
                                                                   March 27,            March 29,
(In thousands of dollars)                                            1997                 1996

Cash flows from operating activities:
  Net income                                                       $    371             $  1,754
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                                       1,042                  739
  Deferred income taxes                                                 891                  488
  Undistributed earnings of affiliate                                  (620)
  Unrealized investment loss                                            133
(Increase) decrease in operating assets:
 Cash and securities segregated under federal regs.                  (2,000)              (1,600)
 Securities purchased under agreement to resell                      (3,728)
 Net receivables from customers                                     (29,233)             (12,034)
 Net receivables from others                                                               6,158
 Securities owned, net                                               71,972               10,916
 Other assets                                                        (1,957)              (5,009)
Increase (decrease) in operating liabilities:
 Securities loaned, net                                               8,629                8,927
 Net payables to brokers, dealers, and
   clearing agencies                                                  1,753                4,146
 Net payables to others                                             (38,479)
 Accounts payable and accrued expenses                               (9,393)              (2,888)
------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                    (619)              11,597
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of furniture, equipment, and leaseholds                    (2,370)                (924)
(Increase) decrease in investments                                       (3)                 245
------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (2,373)                (679)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds (payments) of short-term bank loans                        (3,400)             (16,706)
 Proceeds of notes payable                                            5,000                3,859
 Payments on notes payable                                             (393)
 Purchase of treasury stock                                                               (1,245)
 Payments of obligations under capitalized leases                       (90)
 Proceeds from issuance of common stock from treasury                   478                  233
 Proceeds from issuance of restricted stock                                                  689
 Dividends paid                                                        (258)                (228)
------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   1,387              (13,398)
------------------------------------------------------------------------------------------------
Decrease in cash                                                     (1,605)              (2,480)
Cash at beginning of the year                                         4,005                5,450
------------------------------------------------------------------------------------------------
Cash at end of period                                              $  2,400             $  2,970
================================================================================================


               See notes to the condensed consolidated financial statements.



                           FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1.   Basis of Presentation

 In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of those for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1996.

2.   Investments

 The Company's investment in Mechanical Technology Incorporated ("MTI") is recorded under the equity method and at March 27, 1997 approximated $3,212,000, which included goodwill of approximately $926,000 which is being amortized. At March 27, 1997, the aggregate market value of the Company's shares of MTI stock was $5,855,000.

 During the first quarter of 1997, the Company realized an extraordinary gain of $0.3 million. This extraordinary gain was the result of the Company's investment in MTI. Per the equity method of accounting for investments, the Company must record its share of MTI's extraordinary gains as an extraordinary gain on the Company's books. During the first quarter of MTI's 1997 fiscal year , MTI realized an extraordinary gain due to the extinguishment of debt.

 At March 27, 1997, the Company owned 200,000 shares of META Group, Inc. This investment was carried at the value of $3,435,000 at March 27, 1997. Part of this investment is recorded at cost due to certain restrictions placed on the sale of these securities. The other portion of these securities are readily marketable pursuant to Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The fair market value of this investment was $3,850,000 at March 27,1997.

3.   Payables to Others

 Amounts payable to others as of:

                                                 March 27,               December 31,
(In thousands of dollars)                          1997                      1996
-------------------------------------------------------------------------------------
  Adjustment to record securities owned on
   a trade date basis, net                       $  4,822                    $ 39,401
  Others                                           11,966                      17,214
-------------------------------------------------------------------------------------
  Total                                          $ 16,788                    $ 56,615
=====================================================================================

 For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

4.   Notes Payable

 Notes payable consists of a note for $4,239,583, which is collateralized by fixed assets and is payable in monthly principal payments of $114,583 plus interest. The interest rate is 2.5% over the 90-day United States Treasury Securities Rate (4.97% plus 2.5% on March 27, 1997). This note matures April 1, 2000.


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

 Notes payable also consists of a note for $5,000,000, which is collateralized by fixed assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day London InterBank Offered Rate ("LIBOR") (5.75% plus 2% on March 27,1997). One of the more significant covenants requires FAC to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of March 27, 1997 was $3,004,000. The amount of net capital as of March 27, 1997 was $19,085,000. This note matures on March 27, 2001.

5.   Obligations under Capitalized Leases

 The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 27, 1997:


               (In thousands of dollars)
               ----------------------------------------------
               1997 - (nine months)                   $   327
               1998                                       436
               1999                                       439
               2000                                       410
               2001                                       484
               2002                                        69
               ----------------------------------------------
               Total Minimum Lease Payments             2,165
               Less: Amount Representing Interest         344
               ----------------------------------------------
               Present Value of Minimum Lease Payments $1,821
               ==============================================


6.   Subordinated Debt

 The subordinated debt of $5,000,000 bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on July 31, 2001. The loan agreement includes financial covenants for debt and equity. One of the more significant covenants requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) of $7,500,000. The amount of net capital as of March 27,1997 was $19,085,000. The lender has the right to exercise stock options on 84,000 shares of the Company's stock at $11.90 per share. This right expires July 31, 2000.

7.   Commitments and Contingencies

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



                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

8.   Stockholders' Equity

 In January, 1997, the Board of Directors declared the regular quarterly dividend of $0.05 per share payable on February 25, 1997 to shareholders of record on February 11, 1997.

 In April 1997, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 27, 1997, along with a 5% stock dividend. Both are payable on May 27, 1997 to shareholders of record on May 12, 1997.

9.   Net Income Per Common and Common Equivalent Share

 Net income per common and common equivalent share for both the primary and fully diluted computations have been based upon the weighted average number of common shares and the dilutive common stock equivalents outstanding.
The dilutive effect of the common stock equivalents was determined using the treasury stock method.

 Net income per common and common equivalent share, along with both the primary and fully dilutive weighted average common and common equivalent shares outstanding, have been adjusted to reflect all of the 5% stock dividends declared, including the 5% stock dividends declared in April 1997, payable on May 27, 1997.

10.  Net Capital Requirements

 The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined by the Rule. As of March 27, 1997, the broker-dealer subsidiary had aggregate net capital, as defined, of $19,085,000 - exceeding the required net capital by $16,081,000.

11.  New Accounting Standards

 Financial Accounting Standards Board No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement which would be effective for all transfers after December 31, 1997, addresses several matters that have a significant impact of the Broker/Dealer industry. It addresses how and when to record transferred assets, transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities, collateral, repurchase agreements and how to amortize servicing assets and liabilities.

 Financial Accounting Standards No. 128 - "Earnings Per Share." This statement which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

 Management has not yet made a determination of the impact, if any, that the adoption of these standards would have on the consolidated financial statements.



                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                                             1997 vs.
                                    Three Months Ended       1996         Percentage
                                   March 27,   March 29,     Increase     Increase
(In thousands of dollars)            1997        1996       (Decrease)    (Decrease)
-------------------------------------------------------------------------------------
Revenues
 Commissions                         $11,581    $11,144       $   437           4%
 Principal transactions               14,566     16,188        (1,622)        (10)%
 Investment banking                    3,196      4,295        (1,099)        (26)%
 Interest income                      10,052      6,439         3,613          56%
 Fees and others                       2,664      2,224           440          20%
-------------------------------------------------------------------------------------
Total revenues                        42,059     40,290         1,769           4%
 Interest expense                      8,424      4,954         3,470          70%
-------------------------------------------------------------------------------------
Net revenues                          33,635     35,336        (1,701)         (5)%
-------------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits            22,888     24,345        (1,457)         (6)%
 Clearing, settlement and
   brokerage costs                       738        635           103          16%
 Communications and
   data processing                     3,129      2,513           616          25%
 Occupancy and depreciation            3,107      1,857         1,250          67%
 Selling                               1,755      1,503           252          17%
 Other                                 1,988      1,626           362          22%
-------------------------------------------------------------------------------------
Total expenses (excluding interest)   33,605     32,479         1,126           3%
-------------------------------------------------------------------------------------
Income before income taxes                3       2,857        (2,827)        (99)%
-------------------------------------------------------------------------------------
  Income tax (recovery) expense         (36)      1,103        (1,139)       (103)%
-------------------------------------------------------------------------------------
Income before extraordinary items        66       1,754        (1,688)        (96)%
-------------------------------------------------------------------------------------
  Extraordinary gain, net of taxes      305                       305
-------------------------------------------------------------------------------------
Net Income                          $   371     $ 1,754      $ (1,383)        (79)%
=====================================================================================

Net interest income
  Interest income                   $10,052     $ 6,439       $ 3,613          56%
  Interest expense                    8,424       4,954         3,470          70%
-------------------------------------------------------------------------------------
Net Interest Income                 $ 1,628     $ 1,485       $   143          10%
=====================================================================================






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

Business Environment

 First Albany Corporation, a wholly-owned subsidiary of the Company, is a full service investment banking and brokerage firm. Its primary business includes the underwriting, distribution, and trading of fixed income and equity securities. The investment banking and brokerage businesses earn revenues in direct correlation with the general level of trading activity in the stock and bond markets. This level of activity cannot be controlled by the Company; however, many of the Company's costs are fixed. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

Results of Operations

Three Month Periods Ended March 27, 1997 and March 29, 1996

Net Income

 Net income for the quarter ended March 27, 1997 was $0.4 million or $0.06 per share compared to $1.8 million or $0.31 per share a year ago. The firm's divisions experienced mixed results during the quarter due to the uncertainty in the financial markets. The retail and municipal divisions' net revenues were up 11% and 49%, respectively, while net revenues for the equity capital markets division decreased 44% and for the fixed income capital markets division decreased 22%. Earnings also were affected by the Company's investment in people and technology, which is critical to the Company's long-term success. The Company is aggressively seeking ways to decrease costs to limit the impact of these investments on our near-term results; however, management expects this pressure on margins will continue for the near-term.

Commissions

 Commission revenues increased $0.4 million or 4% in this year's first quarter. Revenues from mutual fund commissions increased $0.5 million while revenues from listed and over-the-counter commissions decreased $0.1 million.

Principal Transactions

 Principal transactions decreased $1.6 million or 10% in this year's first quarter. This amount was comprised of a decrease in equity securities of $1.6 million, a decrease in taxable fixed income of $0.3 million and an increase in municipal bonds of $0.3 million.

Investment Banking

 Investment banking revenues decreased $1.1 million or 26% in this year's first quarter. Revenues from selling concessions were down $1.2 million (equities decreased $1.4 million, municipals increased $0.3 million and taxable fixed income decreased $0.1 million), underwriting fees decreased $0.3 million (equities decreased $0.3 million), and investment banking fees increased $0.4 million (primarily due to an increase in municipals).


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)
Fees and Others

 Fees and other revenues increased $0.4 million or 20% reflecting increased service charges and financial service revenues.

Compensation and Benefits

  Compensation and benefits decreased $1.5 million or 6% due primarily to the decrease in revenues.

Communications and Data Processing

 Communications and data processing expenses increased $0.6 million or 25% in the first quarter. Communications expense increased $0.5 million due the firm's upgrade in technology and increased headcount. Data processing expense increased $0.1 million.

Occupancy and Depreciation

 Occupancy and depreciation expenses increased $1.3 million or 67% primarily as a result of the upgrade of our retail branch technology and the expansion of our retail and institutional offices in New York City.

Other

 Other expenses increased $0.4 million or 22% partially due to an investment in enhanced client communications.

Income Taxes

 Income taxes decreased $1.1 million due to a decrease in pre-tax earnings. The Company's effective tax rate decreased as a result of an increased proportion of tax-exempt interest income to "income before taxes".

Extraordinary gain, net of taxes

 During the first quarter of 1997, the Company realized an extraordinary gain of $0.3 million. This extraordinary gain was the result of the Company's investment in Mechanical Technology Incorporated ("MTI"). The Company's investment in MTI is recorded under the equity method. Per the equity method of accounting for investments, the Company must record its share of MTI's extraordinary gains as an extraordinary gain on the Company's books. During the first quarter of MTI's fiscal year 1997, MTI realized an extraordinary gain due to the extinguishment of debt.












                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

Liquidity and Capital Resources

 A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers secured by loaned securities, and bank lines-of-credit. Securities borrowed and securities loaned along with receivables from customers and payables to customers will fluctuate primarily due to the current level of business activity in these areas. Securities owned will fluctuate as a result of changes in the level of positions held to facilitate customer transactions and changes in market conditions. Payable to others decreased primarily because of a decrease in the adjustment to record securities owned on a trade date basis. Accrued compensation decreased primarily due to the payment in the March 1997 quarter of calendar 1996 year-end bonuses and incentive compensation.

 At March 27, 1997, First Albany Corporation and Northeast Brokerage Services Corporation, both registered broker-dealer subsidiaries of First Albany Companies Inc., were each in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

 Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit-totaling $200,000,000 of which approximately $68,688,000 were unused as of March 27, 1997-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

 In January, 1997, the Board of Directors declared the regular quarterly dividend of $0.05 per share payable on February 25, 1997 to shareholders of record on February 11, 1997.

 In April 1997, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 27, 1997, along with a 5% stock dividend. Both are payable on May 27, 1997 to shareholders of record on May 12, 1997.

 The Company believes that funds provided by operations will also provide sufficient resources for the acquisition of office equipment and leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.

New Accounting Standards

 Financial Accounting Standards Board No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement which would be effective for all transfers after December 31, 1997, addresses several matters that have a significant impact of the Broker/Dealer industry. It addresses how and when to record transferred assets, transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities, collateral, repurchase agreements and how to amortize servicing assets and liabilities.

 Financial Accounting Standards No. 128 - "Earnings Per Share." This statement which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation
                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

 Management has not yet made a determination of the impact, if any, that the adoption of these standard would have on the consolidated financial statements.


                         Part II-Other Information

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

Item 6. Exhibits and Reports on Form 8-K


     (a)  Exhibits
          (11) Statement Re:  Computation of Per Share Earnings.
          (27) Selected Financial Data Schedule BD

     (b)  Reports on Form 8-K

          None






                                SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


First Albany Companies Inc.
                           (Registrant)


Date:5/7/97         /s/ Alan Goldberg
                    --------------------
                    Alan P. Goldberg
                    President/Director


Date:5/7/97         /s/ David Cunningham
                    --------------------
                    David J. Cunningham
                    Vice President and Chief Financial Officer
                    (Principal Accounting Officer)