Form 10-Q
period 1997-06-27
FIRST ALBANY COMPANIES INC
filed 1997-08-11
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 27, 1997
                      -------------------------------


                      Commission file number 0-14140


            First Albany Companies Inc.
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            New York                                     22-2655804
--------------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                    Identification No.)

            30 South Pearl St., Albany, NY                    12207
--------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

            (518) 447-8500
--------------------------------------------------------------------------------
     (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes      X       (1) No
                                           -----------         ---------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        5,429,687 Shares of Common Stock were outstanding as of the close of business on July 24, 1997.

               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                                    PAGE

        Part I - Financial Information

            Item 1. Financial Statements

               Condensed Consolidated Statements of Financial
                   Condition at June 27, 1997 and
                   December 31, 1996..........................        3

               Condensed Consolidated Statements of Operations
                   for the Three Months and Six Months Ended
                   June 27, 1997 and June 28, 1996............        4

               Condensed Consolidated Statements of Cash Flows
                   for the Six Months Ended June 27, 1997
                   and June 28, 1996..........................        5

               Notes to Condensed Consolidated Financial
                   Statements.................................      6-8

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations................................     9-15

        Part II - Other Information

            Item 1. Legal Proceedings.........................       16

            Item 4. Submission of matters to a vote of security
                    holders...................................       16

            Item 6. Exhibits and Reports on Form 8-K..........    17-21

                        FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

================================================================================
                                            June 27,
                                              1997            December 31,
(In thousands of dollars)                 (Unaudited)            1996
--------------------------------------------------------------------------------
Assets
 Cash                                      $  1,314             $  4,005
 Cash and securities segregated
  under federal regs.                         5,600
 Securities purchased under
  agreement to resell                         3,882                2,869
 Securities borrowed                        538,785              344,904
 Receivables from:
   Brokers, dealers and clearing agencies     4,468                1,856
   Customers                                141,068              128,130
   Others                                     6,701                8,181
 Securities owned                           185,646              156,154
 Investments                                  7,128                6,157
 Office equipment and leasehold improvements,
  net                                        13,608               12,584
 Other assets                                15,820               10,945
--------------------------------------------------------------------------------
Total assets                               $924,020             $675,785
================================================================================

Liabilities and Stockholders' Equity

Liabilities
 Short-term bank loans                     $204,012             $134,712
 Securities sold under agreement to
  repurchase                                  5,132
 Securities loaned                          559,711              350,577
 Payables to:
   Brokers, dealers and clearing agencies     5,596                3,150
   Customers                                 34,911               48,174
   Others                                    35,757               56,615
 Securities sold but not yet purchased        7,286               10,075
 Accounts payable                             2,826                1,928
 Accrued compensation                         4,978               11,649
 Accrued expenses                             5,264                5,622
 Notes payable                                8,583                4,583
 Obligations under capitalized leases         2,140                1,426
--------------------------------------------------------------------------------
Total liabilities                           876,196              628,511
--------------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                             5,000                5,000
--------------------------------------------------------------------------------
Stockholders' Equity
 Common stock                                    57                   54
 Additional paid-in-capital                  28,712               25,591
 Retained earnings                           15,404               18,556
 Less treasury stock at cost                 (1,349)              (1,927)
--------------------------------------------------------------------------------
Total stockholders' equity                   42,824               42,274
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity $924,020             $675,785
================================================================================


       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

========================================================================================
                                         Three Months Ended         Six Months Ended
(In thousands of dollars except for    June 27,       June 28,    June 27,      June 28,
per share and outstanding share          1997           1996        1997          1996
amounts)
----------------------------------------------------------------------------------------
Revenues
 Commissions                           $ 12,088       $ 11,199    $ 23,668      $ 22,343
 Principal transactions                  16,513         17,557      31,080        33,745
 Investment banking                       3,638          4,329       6,834         8,624
 Interest                                10,891          6,739      20,942        13,179
 Fees and other                           2,640          2,389       5,304         4,612
----------------------------------------------------------------------------------------
Total revenues                           45,770         42,213      87,828        82,503
  Interest expense                        9,516          5,173      17,940        10,127
----------------------------------------------------------------------------------------
Net revenues                             36,254         37,040      69,888        72,376
----------------------------------------------------------------------------------------

Expenses (excluding interest)
 Compensation and benefits               24,079         24,998     46,968         49,343
 Clearing, settlement and brokerage costs   815            722      1,553          1,357
 Communications and data processing       3,173          2,784      6,302          5,298
 Occupancy and depreciation               3,341          1,980      6,448          3,836
 Selling                                  1,959          1,972      3,714          3,476
 Other                                    2,566          2,004      4,553          3,629
----------------------------------------------------------------------------------------
Total expenses (excluding interest)      35,933         34,460     69,538         66,939
----------------------------------------------------------------------------------------
Income before income taxes                  321          2,580        350          5,437
----------------------------------------------------------------------------------------
  Income tax expense                        130            995         94          2,098
----------------------------------------------------------------------------------------
Income before extraordinary items           191          1,585        256          3,339
----------------------------------------------------------------------------------------
  Extraordinary gain, net of taxes                                    305
----------------------------------------------------------------------------------------
Net income                             $    191       $  1,585   $    561       $  3,339
========================================================================================

Primary Earnings Per Share:
   Income before extraordinary gain    $   0.03       $   0.28   $   0.05       $   0.59
   Extraordinary gain                      0.00           0.00       0.05           0.00
----------------------------------------------------------------------------------------
Net Income                             $   0.03       $   0.28   $   0.10       $   0.59
========================================================================================

Fully diluted Earnings Per Share:
   Income before extraordinary gain    $   0.03       $   0.28   $   0.05       $   0.59
   Extraordinary gain                      0.00           0.00       0.05           0.00
----------------------------------------------------------------------------------------
Net Income                             $   0.03       $   0.28   $   0.10       $   0.59
========================================================================================

 Weighted average common
 and common equivalent
 shares outstanding:
   Primary                            5,868,931      5,630,099  5,815,338      5,650,762
   Fully diluted                      5,935,129      5,630,099  5,848,437      5,674,595
========================================================================================
 Dividend per common share
 outstanding                           $   0.05       $   0.05    $  0.10       $   0.10
========================================================================================

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)


================================================================================
                                                     Six Months Ended
                                                 June 27,          June 28,
(In thousands of dollars)                         1997              1996
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                     $    561          $  3,339
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                   2,180             1,521
   Deferred income taxes                           1,620               233
   Undistributed earnings of affiliate              (655)
   Unrealized investment gains                      (332)
(Increase) decrease in operating assets:
   Cash and securities segregated under
     federal regs.                                (5,600)            1,300
   Securities repurchased under agreement to
     resell                                       (1,013)
   Net receivable from customers                 (26,201)          (32,510)
   Net receivables from brokers and dealers                          1,080
   Securities owned, net                         (32,281)          (42,182)
   Other assets                                   (6,495)           (4,625)
Increase (decrease) in operating liabilities:
   Securities loaned, net                         15,253             9,948
   Net payable to brokers, dealers, and
       clearing agencies                            (166)
   Net payable to others                         (19,378)           32,982
   Accounts payable and accrued expenses          (6,131)              632
--------------------------------------------------------------------------------
Net cash used in operating activities            (78,638)          (28,282)
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of furniture, equipment, and
    leaseholds                                    (3,204)           (2,443)
  (Increase) decrease in investments                  16            (2,865)
--------------------------------------------------------------------------------
Net cash used in investing activities             (3,188)           (5,308)
-------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds (payments) of short-term bank loans   69,300            23,741
   Proceeds of notes payable                       5,894             5,500
   Payments of notes payable                      (1,000)           (1,985)
   Payments of obligations under capitalized leases (180)
   Securities sold under agreement to repurchase   5,132             4,975
   Payments for purchases of common stock for
      treasury                                                      (1,245)
   Proceeds from issuance of common stock from
      treasury                                       478               233
   Proceeds from issuance of restricted stock         30               738
   Dividends paid                                   (519)             (455)
--------------------------------------------------------------------------------
Net cash provided by financing activities         79,135            31,502
--------------------------------------------------------------------------------
Decrease in cash                                  (2,691)           (2,088)
Cash at beginning of the year                      4,005             5,450
--------------------------------------------------------------------------------
Cash at end of period                           $  1,314          $  3,362
================================================================================


       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1.  Basis of Presentation
    ---------------------

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

2.  Investments
    -----------

 The Company's investment in Mechanical Technology Incorporated ("MTI") is recorded under the equity method and at June 27, 1997 approximated $3,228,000, which included goodwill of approximately $907,000 which is being amortized. At June 27, 1997, the aggregate market value of the Company's shares of MTI stock was $4,201,000.

 During the first quarter of 1997, the Company realized an extraordinary gain of $0.3 million. This extraordinary gain was the result of the Company's investment in MTI. Per the equity method of accounting for investments, the Company must record its share of MTI's extraordinary gains as an extraordinary gain on the Company's books. During the first quarter of MTI's 1997 fiscal year, MTI realized an extraordinary gain due to the extinguishment of debt.

 At June 27, 1997, the Company owned 200,000 shares of META Group, Inc. The fair market value of this investment was $3,900,000 at June 27,1997.

3.  Payables to Others
    ------------------

 Amounts payable to others as of:

------------------------------------------------------------------------------
                                               June 27,         December 31,
(In thousands of dollars)                       1997              1996
================================================================================
  Adjustment to record securities owned on
   a trade date basis, net                    $19,692            $39,401
  Others                                       16,065             17,214
--------------------------------------------------------------------------------
  Total                                       $35,757            $56,615
================================================================================

 For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

4.  Notes Payable
    -------------

 Notes payable consists of a note for $3,895,833, which is collateralized by fixed assets and is payable in monthly principal payments of $114,583 plus interest. The interest rate is 2.5% over the 90-day United States Treasury Securities Rate (5.25% plus 2.5% on June 27, 1997). This note matures April 1, 2000.

 Notes payable also consists of a note for $4,687,500, which is collateralized by fixed assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

London InterBank Offered Rate ("LIBOR") (5.71875% plus 2% on June 27,1997). One of the more significant covenants requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of June 27, 1997 was $3,067,000. The amount of net capital as of June 27, 1997 was $16,510,000. This note matures on March 27, 2001.

5.  Obligations under Capitalized Leases
    ------------------------------------

 The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 27, 1997:


               =================================================
               (In thousands of dollars)
               -------------------------------------------------
               1997 - (six months)                       $   265
               1998                                          530
               1999                                          532
               2000                                          501
               2001                                          573
               2002                                          134
               -------------------------------------------------
               Total Minimum Lease Payments                2,535
               Less: Amount Representing Interest            395
               -------------------------------------------------
               Present Value of Minimum Lease Payments   $ 2,140
               =================================================

6.  Subordinated Debt
    -----------------

 The subordinated debt of $5,000,000 bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on July 31, 2001. The loan agreement includes financial covenants for debt and equity. One of the more significant covenants requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three and a half times the required minimum net capital. The required net capital as of June 27, 1997 was $3,067,000. The amount of net capital as of June 27,1997 was $16,510,000. The lender has the right to exercise stock options on 88,200 shares of the Company's stock at $11.34 per share. This right expires July 31, 2000.

7.  Commitments and Contingencies
    -----------------------------

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

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

8.  Stockholders' Equity
    --------------------

 In January, 1997, the Board of Directors declared the regular quarterly dividend of $0.05 per share payable on February 25, 1997 to shareholders of record on February 11, 1997.

 In April, 1997, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 27, 1997, along with a 5% stock dividend. Both are payable on May 27, 1997 to shareholders of record on May 12, 1997.

 In July, 1997, the Board of Directors declared the regular quarterly dividend of $0.05 per share payable on August 27, 1997 to shareholders of record on August 12, 1997.

9.  Net Income Per Common and Common Equivalent Share
    -------------------------------------------------

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

10.  Net Capital Requirements
     ------------------------

 The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined by the Rule. As of June 27, 1997, the broker-dealer subsidiary had aggregate net capital, as defined, of $16,510,000 - exceeding the required net capital by $13,443,000.

11.  Derivative Financial Instruments
     --------------------------------

 The Company does not engage in the proprietary trading of derivative securities with the exception of highly liquid index futures contracts and options. These index futures contracts and options are used to hedge certain securities positions in the Company's inventory. Gains and losses are included as revenues from principal transactions.

 The contractual or notional amounts reflected to these financial statements reflect the volume and activity and do not reflect the amounts at risk. The amounts at risk are generally limited to the unrealized market valuation gains on the instruments and will vary based on changes in market value. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Open equity in the futures contracts are recorded as receivables from clearing organizations. The settlement of these transactions is not expected to have a material adverse effect on the financial condition of the Company.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

12.  New Accounting Standards
     ------------------------

 Financial Accounting Standards Board No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement which would be effective for all transfers after December 31, 1997, addresses several matters that have a significant impact of the Broker/Dealer industry. It addresses how and when to record transferred assets, transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities, collateral, repurchase agreements and how to amortize servicing assets and liabilities. Management has not yet made a determination of the impact, if any, that the adoption of this statement would have on the consolidated financial statements.

 Financial Accounting Standards No. 128 - "Earnings Per Share." This statement which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has estimated that under this statement, the "basic" EPS for the three months and six months ended June 27, 1997 would be $0.04 and $0.10 respectively, and the "dilutive" EPS for the three months and six months ended June 27, 1997 would be $0.03 and $0.10 respectively.


                        FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1997 VS. 1996




                                                        1997 vs.
                                Three Months Ended      1996        Percentage
                              June 27,       June 28,  Increase      Increase
(In thousands of dollars)      1997           1996    (Decrease)    (Decrease)
--------------------------------------------------------------------------------
Revenues
 Commissions                $ 12,088       $ 11,199    $    889          8%
 Principal transactions       16,513         17,557      (1,044)        (6)%
 Investment banking            3,638          4,329        (691)       (16)%
 Interest income              10,891          6,739       4,152         62%
 Fees and others               2,640          2,389         251         11%
--------------------------------------------------------------------------------
Total revenues                45,770         42,213       3,557          8%
 Interest expense              9,516          5,173       4,343         84%
--------------------------------------------------------------------------------
Net revenues                  36,254         37,040        (786)        (2)%
--------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits    24,079         24,998        (919)        (4)%
 Clearing, settlement and
   brokerage cost                815            722          93         13%
 Communications and data
   processing                  3,173          2,784         389         14%
 Occupancy and depreciation    3,341          1,980       1,361         69%
 Selling                       1,959          1,972         (13)        (1)%
 Other                         2,566          2,004         562         28%
--------------------------------------------------------------------------------
Total expenses (excluding
  interest)                   35,933         34,460       1,473          4%
--------------------------------------------------------------------------------
Income before income taxes       321          2,580      (2,259)       (88)%
--------------------------------------------------------------------------------
 Income tax expense              130            995        (865)       (87)%
--------------------------------------------------------------------------------
Net income                  $    191       $  1,585    $ (1,394)       (88)%
================================================================================

Net interest income
 Interest income            $ 10,891       $  6,739    $  4,152         62%
 Interest expense              9,516          5,173       4,343         84%
--------------------------------------------------------------------------------
Net interest income         $  1,375       $  1,566    $   (191)       (12)%
================================================================================

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

Business Environment
--------------------

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

Results of Operations
---------------------


Three Months Periods Ended June 27, 1997 and June 28, 1996
----------------------------------------------------------

Net Income
----------

  Net income for the quarter ended June 27,1997 was $0.2 million or $0.03 per share compared to $1.6 million or $0.28 per share a year ago. The firm's divisions experienced mixed results during the second quarter. Our municipal division's net revenues were up 27%, while our retail division's net revenues remained unchanged. Weaker revenues in our fixed income capital markets division and continued disappointing results from our equity division, together with our continued important investments in people and technology led to the decrease in earnings. We have continued to work to decrease our costs and improve the prospects for our equity division.

Commissions
-----------

  Commission revenues increased $0.9 million or 8% in this year's second quarter reflecting active trading in all major markets. Revenues from listed and over-the-counter agency stock commissions increased $0.3 million or 5% while mutual fund commission revenues increased $0.4 million or 12%.

Principal Transactions
----------------------

  Principal transactions decreased $1.0 million or 6% in this year's second quarter. This was comprised of a decrease in equity securities of $2.2 million, an increase in taxable fixed income of $0.2 million and an increase in municipal bonds of $1.0 million.

Investment Banking
------------------

  Investment banking revenues decreased $0.7 million or 16% in this year's second quarter. Revenues from selling concessions were down $0.9 million (equities decreased $0.1 million, municipals decreased $1.0 million and taxable fixed income increased $0.2 million), underwriting fees remained constant and investment banking fees increased $0.2 million (equities decreased $0.1 million and municipals increased $0.3).

                        FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1997 VS. 1996


Compensation and Benefits
-------------------------

  Compensation and benefits decreased $0.9 million or 4% due primarily to the decrease in net revenues.

Occupancy and Depreciation
--------------------------

  Occupancy and depreciation expenses increased $1.4 million or 69% primarily as a result of the upgrade of our retail branch technology and the expansion of our retail and institutional offices in New York City.

Other
-----

  Other expense increased $0.6 million or 28% primarily reflecting an increase in consulting costs.

                        FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1997 VS. 1996



================================================================================
                                                          1997 vs.
                                  Six Months Ended        1996      Percentage
                               June 27,      June 28,     Increase   Increase
(In thousands of dollars)       1997          1996       (Decrease) (Decrease)
--------------------------------------------------------------------------------
Revenues
 Commissions                 $ 23,668       $ 22,343    $  1,325        6%
 Principal transactions        31,080         33,745      (2,665)      (8)%
 Investment banking             6,834          8,624      (1,790)     (21)%
 Interest income               20,942         13,179       7,763       59%
 Fees and others                5,304          4,612         692       15%
--------------------------------------------------------------------------------
Total revenues                 87,828         82,503       5,325        6%
 Interest expense              17,940         10,127       7,813       77%
--------------------------------------------------------------------------------
Net revenues                   69,888         72,376      (2,488)      (3)%
--------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits     46,968         49,343      (2,375)      (5)%
 Clearing, settlement and
  brokerage cost                1,553          1,357         196       14%
 Communications and data
  processing                    6,302          5,298       1,004       19%
 Occupancy and depreciation     6,448          3,836       2,612       68%
 Selling                        3,714          3,476         238        7%
 Other                          4,553          3,629         924       25%
--------------------------------------------------------------------------------
Total expenses (excluding
  interest)                    69,538         66,939       2,599        4%
--------------------------------------------------------------------------------
Income before income taxes        350          5,437      (5,087)     (94)%
--------------------------------------------------------------------------------
 Income tax expense                94          2,098      (2,004)     (96)%
--------------------------------------------------------------------------------
Income before extraordinary items 256          3,339      (3,083)     (92)%
--------------------------------------------------------------------------------
 Extraordinary gain, net of
  taxes                           305                        305
--------------------------------------------------------------------------------
Net income                   $    561       $  3,339    $ (2,778)     (83)%
================================================================================

Net interest income
 Interest income             $ 20,942       $ 13,179    $  7,763       59%
 Interest expense              17,940         10,127       7,813       77%
--------------------------------------------------------------------------------
Net interest income          $  3,002       $  3,052    $    (50)      (2)%
================================================================================


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Six Months Periods Ended June 27, 1997 and June 28, 1996
--------------------------------------------------------

Net Income
----------

  Net income for the six months ended June 27, 1997, was $0.6 million or $0.10 per share compared to $3.3million or $0.59 per share a year ago.

Commissions
-----------

  Commission revenues increased $1.3 million or 6% in this year's six-month period reflecting active trading in all major markets. Revenues from listed and over-the-counter agency commissions increased $0.1 million or 1% while mutual fund commission revenues increased $0.9 million or 14%.

Principal Transactions
----------------------

  Principal transactions decreased $2.7 million or 8% in this year's first six-months. This was comprised of a decrease in equity securities of $3.9 million, a decrease in taxable fixed income of $0.1 million and an increase in municipal bonds of $1.3 million.

Investment Banking
------------------

  Investment banking revenues decreased $1.8 million or 21% in this year's first six-months. Revenues from selling concessions were down $2.1 million (equities decreased $2.4 million, municipals increased $0.3 million and taxable fixed income remained constant), underwriting fees decreased $0.3 (equities decreased $0.6 and municipals increased $0.3 million), and investment banking fees increased $0.6 million (equities decreased $0.4 and municipals increased $1.0 million).

Compensation and Benefits
-------------------------

  Compensation and benefits decreased $2.4 million or 5% due primarily to the decrease in net revenues.

Communications and Data Processing
----------------------------------

  Communications and data processing expenses increased $1.0 million or 19% in this year's first six-months. Communication expense increased $0.9 million due mainly to firm's upgrade in technology and increased headcount. Data processing expense increased $0.1 million.

Occupancy and Depreciation
--------------------------
  Occupany and Depreciation expenses increased $2.6 million or 68% in this year's first six-months, primarily as a result of the upgrade of our retail branch technology and the expansion of our retail and institutional offices in New York City.

Other
-----

  Other expense increased $0.9 million or 25% in this year's six-months due to an increase in consulting costs and an investment in enhanced client communications.


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Income Taxes
------------

  Income taxes decreased $1.1 million due to a decrease in pre-tax earnings. The Company's effective tax rate decreased as a result of an increased proportion of tax-exempt interest income to "income before taxes".

Extraordinary gain, net of taxes
--------------------------------

 During the first quarter of 1997, the Company realized an extraordinary gain of $0.3 million. This extraordinary gain was the result of the Company's investment in Mechanical Technology Incorporated ("MTI"). The Company's investment in MTI is recorded under the equity method. Per the equity method of accounting for investments, the Company records its share of MTI's extraordinary gains as an extraordinary gain on the Company's books. During the first quarter of MTI's fiscal year 1997, MTI realized an extraordinary gain due to the extinguishment of debt.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

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

 At June 27, 1997, First Albany Corporation and Northeast Brokerage Services Corporation, both registered broker-dealer subsidiaries of First Albany Companies Inc., were each in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

 Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit-totaling $240,000,000 of which approximately $35,988,000 were unused as of June 27, 1997-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

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

 In July, 1997, the Board of Directors declared the regular quarterly dividend of $0.05 per share payable on August 27, 1997 to shareholders of record on August 12,1997.

 The Company believes that funds provided by operations will also provide sufficient resources for the acquisition of office equipment and leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.

New Accounting Standards
------------------------

 Financial Accounting Standards Board No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement which would be effective for all transfers after December 31, 1997, addresses several matters that have a significant impact of the Broker/Dealer industry. It addresses how and when to record transferred assets, transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities, collateral, repurchase agreements and how to amortize


                          FIRST ALBANY COMPANIES INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

servicing assets and liabilities. Management has not yet made a determination of the impact, if any, that the adoption of this statement would have on the consolidated financial statements.

 Financial Accounting Standards No. 128 - "Earnings Per Share." This statement which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has estimated that under this statement, the "basic" EPS for the three months and six months ended June 27, 1997 would be $0.04 and $0.10 respectively, and the "dilutive" EPS for the three months and six months ended June 27, 1997 would be $0.03 and $0.10 respectively.


                        Part II - Other Information

Item 1. Legal Proceedings
-------------------------

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

Item 4. Submission of matters to a vote of security holders.
------------------------------------------------------------

     A.  Annual meeting was held on May 15, 1997

     B. Elected as Directors: (There were no broker non-votes with respect to the election of Directors).

                                           Votes For        Withheld Authority
                                           ---------        ------------------
         George C. McNamee                 4,906,275               2,650
         Alan P. Goldberg                  4,906,275               2,650
         Daniel V. McNamee, III            4,906,275               2,650
         J. Anthony Boeckh                 4,906,275               2,650
         Walter Fiederowicz                4,838,665              70,260
         Hugh A. Johnson, Jr.              4,896,681              12,244
         Benaree P. Wiley                  4,844,450              64,475
         Charles L. Schwager               4,906,275               2,650

     C.  Other matters voted on at Annual Meeting

          1. Ratified the selection of Coopers & Lybrand L.L.P. as independent auditors of the Company for the fiscal year ending December 31, 1997.

                    For:                     4,858,924
                    Against:                    47,983
                    Abstain:                     2,018
                    Broker Non-Votes:                0

          2.   Other business coming before the meeting:

                    For:                      4,354,881
                    Against:                    181,927
                    Abstain:                    372,117
                    Broker Non-Votes:                 0

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------


     (a)  Exhibits.
          ---------
          (11) Statement Re:  Computations of per share earnings
          (27) Selected Financial Data Schedule BD

     (b)  Reports on Form 8-K.
          --------------------

          No Form 8-K was filed during the quarter ended June 27, 1997.



                                SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           First Albany Companies Inc.
                                           ---------------------------
                                                  (Registrant)



Date:  August 5, 1997                       /s/ David J. Cunningham
       --------------                       ---------------------------
                                            David J. Cunningham
                                            Vice President and Chief Financial
                                              Officer
                                            (Principal Accounting Officer)

Date:  August 5, 1997                       /s/ Michael R. Lindburg
       --------------                       ---------------------------
                                            Michael R. Lindburg
                                            General Counsel/Secretary

