Form 10-Q
period 1997-09-26
FIRST ALBANY COMPANIES INC
filed 1997-11-07
CIK 782842

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 26, 1997
                   ------------------------------------


                      Commission file number 0-14140


             First Albany Companies Inc.
      ------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

             New York                                     22-2655804
      ------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

            30 South Pearl St., Albany, NY                     12207
      ------------------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)

            (518) 447-8500
      ------------------------------------------------------------------
     (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes      X       (1) No
                                           ----------          ---------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        5,510,715 Shares of Common Stock were outstanding as of the close
        -----------------------------------------------------------------
of business on October 23, 1997.
--------------------------------

               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                              PAGE

  Part I - Financial Information

       Item 1. Financial Statements

          Condensed Consolidated Statements of
            Financial Condition at September 26, 1997 and
            December 31, 1996............................       3

          Condensed Consolidated Statements of Operations
            for the Three Months and Nine Months Ended
            September 26, 1997 and September 27, 1996....       4

          Condensed Consolidated Statements of Cash Flow
            for the Nine Months Ended September 26, 1997
            and September 27, 1996.......................       5

          Notes to Condensed Consolidated Financial
            Statements...................................       6-9

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations................................       10-16

  Part II - Other Information

       Item 1. Legal Proceedings.........................       17

       Item 6. Exhibits and Reports on Form 8-K..........       17-19




                        FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

================================================================================
                                         September 26,
                                             1997              December 31,
(In thousands of dollars)                 (Unaudited)              1996
--------------------------------------------------------------------------------
Assets
 Cash                                     $    321              $  4,005
 Securities purchased under agreement
   to resell                                 3,504                 2,869
 Securities borrowed                       587,132               344,904
 Receivables from:
   Brokers, dealers and clearing agencies    4,849                 1,856
   Customers                               176,670               128,130
   Others                                   25,599                 8,181
 Securities owned                          120,462               156,154
 Investments                                 7,074                 6,157
 Office equipment and leasehold
   improvements, net                        13,246                12,584
 Other assets                               16,301                10,945
--------------------------------------------------------------------------------
Total assets                              $955,158              $675,785
================================================================================

Liabilities and Stockholders' Equity

Liabilities
 Short-term bank loans                    $203,002              $134,712
 Securities sold under agreement
   to repurchase                             5,031
 Securities loaned                         606,583               350,577
 Payables to:
   Brokers, dealers and clearing agencies   12,261                 3,150
   Customers                                36,457                48,174
   Others                                   12,119                56,615
 Securities sold but not yet purchased       4,112                10,075
 Accounts payable                            3,999                 1,928
 Accrued compensation                        7,228                11,649
 Accrued expenses                            5,142                 5,622
 Notes payable                               7,927                 4,583
 Obligations under capitalized leases        2,662                 1,426
--------------------------------------------------------------------------------
Total liabilities                          906,523               628,511
--------------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                            5,000                 5,000
--------------------------------------------------------------------------------
Stockholders' Equity
 Common stock                                   57                    54
 Additional paid-in-capital                 28,950                25,591
 Retained earnings                          15,735                18,556
 Less treasury stock at cost                (1,107)               (1,927)
--------------------------------------------------------------------------------
Total stockholders' equity                  43,635                42,274
--------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                  $955,158              $675,785
================================================================================


       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

==========================================================================================
                                   Three Months Ended              Nine Months Ended
(In thousands of dollars
 except for per share          September 26,   September 27,  September 26,  September 27,
 and outstanding share amounts)    1997            1996           1997            1996
------------------------------------------------------------------------------------------

Revenues
 Commissions                    $ 14,679         $  9,461       $ 38,347       $ 31,804
 Principal transactions           16,167           14,403         47,246         48,148
 Investment banking                4,279            3,851         11,114         12,475
 Interest                         11,806            7,451         32,748         20,629
 Fees and other                    2,810            2,785          8,114          7,397
------------------------------------------------------------------------------------------
Total revenues                    49,741           37,951        137,569        120,453
 Interest expense                 10,172            5,972         28,112         16,098
------------------------------------------------------------------------------------------
Net revenues                      39,569           31,979        109,457        104,355
------------------------------------------------------------------------------------------

Expenses (excluding interest)
 Compensation and benefits        26,215           20,955         73,183         70,298
 Clearing, settlement and
  brokerage costs                    917              744          2,470          2,101
 Communications and data
  processing                       3,227            2,730          9,529          8,027
 Occupancy and depreciation        3,395            2,064          9,842          5,901
 Selling                           2,333            1,863          6,047          5,339
 Other                             2,331            2,019          6,885          5,648
-------------------------------------------------------------------------------------------
Total expenses (excluding
  interest)                       38,418           30,375        107,956         97,314
-------------------------------------------------------------------------------------------
Income before income taxes         1,151            1,604          1,501          7,041
-------------------------------------------------------------------------------------------
  Income tax expense                 545              673            639          2,770
-------------------------------------------------------------------------------------------
Income before extraordinary items    606              931            862          4,271
-------------------------------------------------------------------------------------------
  Extraordinary gain, net of taxes                                   305
-------------------------------------------------------------------------------------------
Net income                      $    606         $    931       $  1,167       $  4,271
===========================================================================================

Primary Earnings Per Share:
 Income before extraordinary
   gain                         $   0.09         $   0.16       $   0.14       $   0.72
 Extraordinary gain                 0.00             0.00           0.05           0.00
-------------------------------------------------------------------------------------------
Net income                      $   0.09         $   0.16       $   0.19       $   0.72
===========================================================================================

Fully diluted Earnings Per Share:
 Income before extraordinary
   gain                         $   0.09         $   0.16       $   0.14       $   0.72
 Extraordinary gain                 0.00             0.00           0.05           0.00
-------------------------------------------------------------------------------------------
Net Income                      $   0.09         $   0.16       $   0.19       $   0.72
===========================================================================================

Weighted average common
and common equivalent
shares outstanding:
 Primary                       6,427,779        5,893,564      6,213,330      5,936,386
 Fully diluted                 6,440,733        5,893,564      6,240,817      5,936,386
===========================================================================================
Dividend per common share
 outstanding                    $   0.05         $   0.05       $   0.15       $   0.15
===========================================================================================

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)
================================================================================
                                                   Nine Months Ended
                                           September 26,         September 27,
(In thousands of dollars)                      1997                  1996
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                 $  1,167              $  4,271
Adjustments to reconcile net income
to net cash used in operating
activities:
  Depreciation and amortization                3,375                 2,372
  Deferred income taxes                        1,548                   471
  Undistributed earnings of investment          (773)
  Unrealized investment gains                   (485)
  Realized gains on sale of investments         (770)
(Increase) decrease in operating assets:
  Cash and securities segregated under
    federal regs.                                                     (707)
  Securities purchased under agreement to
    resell                                      (635)
  Net receivables from customers             (60,257)              (47,825)
  Net receivables from others                (61,914)
  Securities owned, net                       29,729               (13,631)
  Other assets                                (6,904)               (5,039)
Increase (decrease) in operating liabilities:
  Securities loaned, net                      13,778                22,062
  Net payable to brokers, dealers, and
    clearing agencies                          6,118                 6,943
  Net payable to others                                             38,874
  Accounts payable and accrued expenses       (2,830)                2,488
--------------------------------------------------------------------------------
Net cash used in operating activities        (78,853)               10,279
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of furniture, equipment, and
    leaseholds                                (2,437)               (3,659)
  Proceeds from the sale of investments        1,046
 (Increase)/Decrease in investments              (16)               (3,113)
--------------------------------------------------------------------------------
Net cash used in investing activities         (1,407)               (6,772)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds (payments) of short-term bank
    loans                                     68,290               (10,725)
  Proceeds (payments) of subordinated notes                          5,000
  Proceeds of notes payable                    5,000                 5,500
  Payments of notes payable                   (1,656)               (2,214)
  Payments of obligations under capitalized
    leases                                      (283)
  Securities sold under agreement to
    repurchase                                 5,031                 2,996
  Payments for purchases of common stock
    for treasury                                                    (1,245)
  Proceeds from issuance of common stock
    from treasury                                478                   233
  Proceeds from issuance of restricted stock     510                   737
  Dividends paid                                (794)                 (691)
--------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities                        76,576                  (409)
--------------------------------------------------------------------------------
Increase (Decrease) in cash                   (3,684)                3,098
Cash at beginning of the year                  4,005                 5,450
--------------------------------------------------------------------------------
Cash at end of period                       $    321              $  8,548
================================================================================

Supplemental cash flow disclosures: In 1997, the Company entered into capital leases for office and computer equipment totaling approximately $1,519,000.

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1.   Basis of Presentation
     ---------------------

 In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of those for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1996.

2.   Investments
     -----------

 At September 26, 1997 the Company owned approximately 2,037,000 common shares (35% of the shares outstanding) of Mechanical Technology Incorporated (MTI), which operates in upstate New York. The Company's investment in MTI is recorded under the equity method and approximated $3,296,000, which included goodwill of approximately $885,000 which is being amortized. At September 26, 1997 the aggregate market value of the Company's shares of MTI stock was $6,874,000. The Company's equity in MTI's net income, recorded on a one-quarter delay basis, was $773,000 for the nine months ended September 26, 1997 and related primarily due to the extinguishment of debt.

 The following presents summarized financial information of MTI for the nine months ended June 30, 1997:

                   ========================================
                   Assets                       $14,596,000
                   Liabilities                    7,526,000
                   ----------------------------------------
                   Shareholder's equity         $ 7,070,000
                   ========================================

                   ========================================
                   Revenues                     $24,701,000
                   Operating income               1,133,000
                   Income before extraordinary
                     items and income taxes         953,000
                   Gain on extinguishment of
                     debt, net of taxes           2,507,000
                   Net income                     3,374,000
                   ========================================

 At October 29, 1997, the aggregate market value of the Company's shares in MTI was $12,092,000. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's Investment.

 At September 26, 1997, the Company owned 155,000 shares of META Group, Inc.
The fair market value of this investment was $3,778,000. During the nine months ended September 26, 1997 the Company has recorded a realized gain of $770,000 and unrealized gains of $485,000 with respect to this investment.





                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

3.   Receivables from Others
     -----------------------

  Amounts receivable from others as of:

--------------------------------------------------------------------------------
                                               September 26,      December 31,
(In thousands of dollars)                          1997              1996
================================================================================
  Adjustment to record securities owned on
    a trade date basis, net                      $ 19,104
  Others                                            6,495           $  8,181
--------------------------------------------------------------------------------
  Total                                          $ 25,599           $  8,181
================================================================================

  For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

4.   Payables to Others
     ------------------

 Amounts payable to others as of:

--------------------------------------------------------------------------------
                                               September 26,      December 31,
(In thousands of dollars)                          1997              1996
--------------------------------------------------------------------------------
  Adjustment to record securities owned on
    a trade date basis, net                      $                  $ 39,401
  Others                                           12,119             17,214
--------------------------------------------------------------------------------
  Total                                          $ 12,119           $ 56,615
================================================================================

 For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

5.   Notes Payable
     -------------

 Notes payable consists of a note for $3,552,000, which is collateralized by fixed assets and is payable in monthly principal payments of $114,583 plus interest. The interest rate is 2.5% over the 90-day United States Treasury Securities Rate (4.99% plus 2.5% on September 26, 1997). This note matures April 1, 2000.
 Notes payable also consists of a note for $4,375,000, which is collateralized by fixed assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day London InterBank Offered Rate ("LIBOR") (5.6445% plus 2% on September 26,1997). One of the more significant covenants requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of September 26, 1997 was $3,929,000. The amount of net capital as of September 27, 1997 was $15,517,000. This note matures on March 27, 2001.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

6.   Obligations under Capitalized Leases
     ------------------------------------

 The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 27, 1997:

               ============================================
               (In thousands of dollars)
               --------------------------------------------
               1997 - (three months)              $    178
               1998                                    712
               1999                                    714
               2000                                    685
               2001                                    641
               2002                                    199
               --------------------------------------------
               Total Minimum Lease Payments          3,129
               Less: Amount Representing Interest      467
               --------------------------------------------
               Present Value of Minimum Lease
                 Payments                         $  2,662
               ============================================

7.   Subordinated Debt
     -----------------

 The subordinated debt of $5,000,000 bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on July 31, 2001. The loan agreement includes financial covenants for debt and equity. One of the more significant covenants requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three and a half times the required minimum net capital. The required minimum net capital as of September 26, 1997 was $3,929,000. The amount of net capital as of September 26,1997 was $15,517,000. The lender has the right to exercise stock options on 88,200 shares of the Company's stock at $11.34 per share. This right expires July 31, 2000.

8.   Commitments and Contingencies
     -----------------------------

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

9.   Stockholders' Equity
     --------------------

 In January 1997, the Board of Directors declared the regular quarterly dividend of $0.05 per share payable on February 25, 1997 to shareholders of record on February 11, 1997.

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

 In July 1997, the Board of Directors declared the regular quarterly dividend of $0.05 per share payable on August 27, 1997 to shareholders of record on August 12, 1997.

 In October 1997, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the third quarter, ended September 26, 1997, along with a 5% stock dividend. Both are payable on November 20, 1997 to shareholders of record on November 12, 1997.

10.  Net Income Per Common and Common Equivalent Share
     -------------------------------------------------

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

11.  Net Capital Requirements
     ------------------------

 The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined by the Rule. As of September 26, 1997, the broker-dealer subsidiary had aggregate net capital, as defined, of $15,517,000 - exceeding the required net capital by $11,588,000.

12.  Derivative Financial Instruments
     --------------------------------

 The Company does not engage in the proprietary trading of derivative securities with the exception of highly liquid index futures contracts and options. These index futures contracts and options are used to hedge certain securities positions in the Company's inventory. Gains and losses are included as revenues from principal transactions.

 The contractual or notional amounts reflected to these financial statements reflect the volume and activity and do not reflect the amounts at risk. The amounts at risk are generally limited to the unrealized market valuation gains or losses on the instruments and will vary based on changes in market value. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Open equity in the futures contracts are recorded as receivables from clearing organizations. The settlement of these transactions is not expected to have a material adverse effect on the financial condition of the Company.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

13.  New Accounting Standards
     ------------------------

 Financial Accounting Standards Board No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, which would be effective for all transfers after December 31, 1997, addresses several matters that have a significant impact of the Broker/Dealer industry. It addresses how and when to record transferred assets, transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities, collateral, repurchase agreements and how to amortize servicing assets and liabilities. Management has not yet made a determination of the impact, if any, that the adoption of this statement would have on the consolidated financial statements.

 Financial Accounting Standards No. 128 - "Earnings Per Share." This statement which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has estimated that under this statement, the "basic" EPS for the three months and nine months ended September 26, 1997 would be $0.11 and $0.20 respectively, and the "dilutive" EPS for the three months and nine months ended September 26, 1997 would be $0.09 and $0.19 respectively.





                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



==========================================================================================

                                                                   1997 vs.
                                     Three Months Ended            1996         Percentage
                                September26,      September 27,    Increase      Increase
(In thousands of dollars)          1997              1996         (Decrease)    (Decrease)
------------------------------------------------------------------------------------------
Revenues
 Commissions                     $ 14,679          $  9,461       $  5,218          55%
 Principal transactions            16,167            14,403          1,764          12%
 Investment banking                 4,279             3,851            428          11%
 Interest income                   11,806             7,451          4,355          58%
 Fees and others                    2,810             2,785             25           1%
------------------------------------------------------------------------------------------
Total revenues                     49,741            37,951         11,790          31%
 Interest expense                  10,172             5,972          4,200          70%
------------------------------------------------------------------------------------------
Net revenues                       39,569            31,979          7,590          24%
------------------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits         26,215            20,955          5,260          25%
 Clearing, settlement and
   brokerage costs                    917               744            173          23%
 Communications and data processing 3,227             2,730            497          18%
 Occupancy and depreciation         3,395             2,064          1,331          64%
 Selling                            2,333             1,863            470          25%
 Other                              2,331             2,019            312          15%
------------------------------------------------------------------------------------------
Total expenses (excluding
  interest)                        38,418            30,375          8,043          26%
------------------------------------------------------------------------------------------
Income before income taxes          1,151             1,604           (453)        (28)%
------------------------------------------------------------------------------------------
 Income tax expense                   545               673           (128)        (19)%
------------------------------------------------------------------------------------------
Net income                       $    606          $    931       $   (325)        (35)%
==========================================================================================

Net interest income
 Interest income                 $ 11,806          $  7,451       $  4,355          58%
 Interest expense                  10,172             5,972          4,200          70%
------------------------------------------------------------------------------------------
Net interest income              $  1,634          $  1,479       $    155          10%
==========================================================================================

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

Results of Operations
---------------------

Three Month Periods Ended September 26, 1997 and September 27, 1996
-------------------------------------------------------------------

Net Income
----------

  Net income for the quarter ended September 26,1997 was $0.6 million or $0.09 per share compared to $0.9 million or $0.16 per share a year ago. This quarter's revenue gains are the result of increases in each of the firm's divisions. Compared to the same period last year, revenues in the retail division increased over 30%, revenues in our municipal and fixed income capital markets division each increased over 25%, and revenues in the equities division were up over 10%. Despite these increases, earnings continue to be disappointing because of our significant investments in people and technology. We are beginning to see some results from the aggressive cost reduction and containment program we launched in the Spring, and we hope to continue to improve margins through early 1998.

Commissions
----------

  Commission revenues increased $5.2 million or 55% in this year's third quarter reflecting active trading in all major markets. Revenues from listed and over-the-counter agency stock commissions increased $3.3 million or 54%, mutual fund commission revenues increased $1.5 million or 51%, and option commission revenues increased $0.4 million or 93%.

Principal Transactions
----------------------

  Principal transactions increased $1.8 million or 12% in this year's third quarter. This was comprised of an increase in equity securities of $0.3 million, an increase in taxable fixed income of $1.4 million and an increase in municipal bonds of $0.1 million.

Investment Banking
------------------

  Investment banking revenues increased $0.4 million or 11% in this year's third quarter. Revenues from selling concessions remained constant, underwriting fees decreased $0.5 million (equities decreased $0.3 million and municipals decreased $0.2 million), and investment banking fees increased $0.9 million (equities increased $0.7 million and municipals increased $0.2 million).

                         FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1997 VS. 1996

Compensation and Benefits
-------------------------

  Compensation and benefits increased $5.2 million or 25% due primarily to the increase in net revenues. Sales related compensation increased $3.8 million, salaries increased $0.9 million, and benefits increased $0.5 million.

Communications and Data Processing
----------------------------------

  Communications and data processing expenses increased $0.5 million or 18% in this year's third quarter. Communication expense increased $0.3 million due mainly to the firm's upgrade in technology and increased headcount. Data processing expense increased $0.2 million, due mainly to an increase in transactions.

Occupancy and Depreciation
--------------------------

  Occupancy and depreciation expenses increased $1.3 million or 64% primarily as a result of the upgrade of our retail branch technology and the expansion of our retail and institutional offices in New York City.

Selling Expense
---------------

  Selling expense increased $0.5 million or 25% in part as a result of an increase in promotional activity in our equities division.


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



==========================================================================================
                                                                   1997 vs.
                                    Nine Months Ended              1996         Percentage
                               September 26,    September 27,      Increase      Increase
(In thousands of dollars)         1997             1996           (Decrease)    (Decrease)
------------------------------------------------------------------------------------------
Revenues
 Commissions                    $ 38,347          $ 31,804         $  6,543         21%
 Principal transactions           47,246            48,148             (902)        (2)%
 Investment banking               11,114            12,475           (1,361)       (11)%
 Interest income                  32,748            20,629           12,119         59%
 Fees and others                   8,114             7,397              717         10%
------------------------------------------------------------------------------------------
Total revenues                   137,569           120,453           17,116         14%
 Interest expense                 28,112            16,098           12,014         75%
------------------------------------------------------------------------------------------
Net revenues                     109,457           104,355            5,102          5%
------------------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits        73,183            70,298            2,885          4%
 Clearing, settlement and
   brokerage costs                 2,470             2,101              369         18%
 Communications and data
   processing                      9,529             8,027            1,502         19%
 Occupancy and depreciation        9,842             5,901            3,941         67%
 Selling                           6,047             5,339              708         13%
 Other                             6,885             5,648            1,237         22%
------------------------------------------------------------------------------------------
Total expenses (excluding
  interest)                      107,956            97,314           10,642         11%
------------------------------------------------------------------------------------------
Income before income taxes         1,501             7,041           (5,540)       (79)%
------------------------------------------------------------------------------------------
 Income tax expense                  639             2,770           (2,131)       (77)%
------------------------------------------------------------------------------------------
Income before extraordinary items    862             4,271           (3,409)       (80)%
------------------------------------------------------------------------------------------
Extraordinary gain, net of taxes     305                                305
------------------------------------------------------------------------------------------
Net income                      $  1,167          $  4,271         $ (3,104)       (73)%
==========================================================================================

Net interest income
 Interest income                $ 32,748          $ 20,629         $ 12,119         59%
 Interest expense                 28,112            16,098           12,014         75%
------------------------------------------------------------------------------------------
Net interest income             $  4,636          $  4,531         $    105          2%
==========================================================================================


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Nine Months Periods Ended September 26, 1997 and September 27, 1996
-------------------------------------------------------------------


Net Income
----------

  Net income for the nine months ended September 26, 1997, was $1.2 million or $.19 per share compared to $4.3 million or $0.72 per share a year ago.

Commissions
-----------

  Commission revenues increased $6.5 million or 21% in this year's nine-month period reflecting active trading in all major markets. Revenues from listed and over-the-counter agency commissions increased $3.4 million or 16%, mutual fund commission revenues increased $2.3 million or 25%, and options commission revenues increased $0.6 million or 45%.

Principal Transactions
----------------------

  Principal transactions decreased $0.9 million or 2% in this year's first nine-months. This was comprised of a decrease in equity securities of $3.7 million, an increase in taxable fixed income of $1.4 million and an increase in municipal bonds of $1.4 million.

Investment Banking
------------------

  Investment banking revenues decreased $1.4 million or 11% in this year's first nine-months. Revenues from selling concessions were down $2.1 million (equities decreased $2.5 million, municipals increased $0.4 million and taxable fixed income remained constant), underwriting fees decreased $0.8 (equities decreased $0.9 and municipals increased $0.1 million), and investment banking fees increased $1.5 million (equities increased $0.2 and municipals increased $1.3 million).

Compensation and Benefits
-------------------------

  Compensation and benefits increased $2.9 million or 4%. Sales related compensation decreased $2.2 million, salaries increased $2.7 million, and benefits increased $2.4 million.

Communications and Data Processing
----------------------------------

  Communications and data processing expenses increased $1.5 million or 19% in this year's first nine-months. Communication expense increased $1.3 million due mainly to firm's upgrade in technology and increased headcount. Data processing expense increased $0.2 million due mainly to an increase in transactions.

Occupancy and Depreciation
--------------------------

  Occupancy and depreciation expenses increased $3.9 million or 67% in this year's first nine-months, primarily as a result of the upgrade of our retail branch technology and the expansion of our retail and institutional offices in New York City.


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Other
-----

  Other expense increased $1.2 million or 22% in this year's nine-months due to an increase in consulting costs and an investment in enhanced client communications.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

 A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers secured by loaned securities, and bank lines-of-credit. Securities borrowed and securities loaned along with receivables from customers and payables to customers will fluctuate primarily due to the current level of business activity in these areas. Securities owned will fluctuate as a result of changes in the level of positions held to facilitate customer transactions and changes in market conditions. Short-term bank loans increased due primarily to an increase in net receivables from customers. Receivables from others and payables to others will fluctuate primarily due to the change in the adjustment to record securities owned on a trade date basis. Accrued compensation decreased primarily due to the payment in the March 1997 quarter of calendar 1996 year-end bonuses and incentive compensation.

 At September 26, 1997, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

 Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit-totaling $240,000,000 of which approximately $36,998,000 were unused as of September 26, 1997-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

 In January 1997, the Board of Directors declared the regular quarterly dividend of $0.05 per share payable on February 25, 1997 to shareholders of record on February 11, 1997.

 In April 1997 the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 27, 1997, along with a 5% stock dividend. Both are payable on May 27, 1997 to shareholders of record on May 12, 1997.

 In July, 1997 the Board of Directors declared the regular quarterly dividend of $0.05 per share payable on August 27, 1997 to shareholders of record on August 12,1997.

 In October 1997 the Board of Directors declared the regular quarterly dividend of $0.5 per share for the third quarter, ended September 26,1997, along with a 5% stock dividend. Both are payable on November 26, 1997 to shareholders of record on November 12, 1997.

 The Company believes that funds provided by operations will also provide sufficient resources for the acquisition of office equipment and leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.

New Accounting Standards
------------------------

 Financial Accounting Standards Board No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, which would be effective for all transfers after December 31, 1997, addresses several matters that have a significant impact of the Broker/Dealer industry. It addresses how and when to record transferred assets, transfers of partial interests, servicing of financial

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities, collateral, repurchase agreements and how to amortize servicing assets and liabilities. Management has not yet made a determination of the impact, if any, that the adoption of this statement would have on the consolidated financial statements.

  Financial Accounting Standards No. 128 - "Earnings Per Share." This statement which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has estimated that under this statement, the "basic" EPS for the three months and nine months ended September 26, 1997 would be $0.11 and $0.20 respectively, and the "dilutive" EPS for the three months and nine months ended September 26, 1997 would be $0.09 and $0.19 respectively.

                        Part II - Other Information
                        ---------------------------

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

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------


     (a)  Exhibits.
          ---------
          (11) Statement Re:  Computations of per share earnings
          (27) Selected Financial Data Schedule BD

     (b)  Reports on Form 8-K.
          --------------------

          No Form 8-K was filed during the quarter ended September 26, 1997.
                                                         ------------------

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


                                              First Albany Companies Inc.
                                              ---------------------------
                                                      (Registrant)


Date:  November 4, 1997                      /s/ Alan P. Goldberg
                                             ---------------------------
                                             Alan P. Goldberg
                                             President/Director


Date:  November 4, 1997                     /s/ David J. Cunningham
                                            ----------------------------
                                            David J. Cunningham
                                            Vice President and Principal
                                               Accounting Officer