Form 10-K
period 1997-12-31
FIRST ALBANY COMPANIES INC
filed 1998-03-25
CIK 782842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997      Commission file number 014140

           F I R S T   A L B A N Y   C O M P A N I E S   I N C .
          (Exact name of registrant as specified in its charter)
     New York                                                      22-2655804
------------------                                              ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

30 S. Pearl Street, Albany, New York                                    12207
------------------------------------                             ---------------
(Address of principal executive offices)                            (Zip Code)

     Registrant's telephone number, including area code (518) 447-8500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
Title of each class                                         which registered
        none                                                     none
-------------------                                   --------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common stock par value $.01 per share
--------------------------------------------------------------------------------
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X        No
                                                     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 13, 1998, 5,886,806 shares, par value $.01 per share, were outstanding. The aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the closing price of Registrant's shares as reported on the NASDAQ system on March 13, 1998, which was $14.50) was approximately $41,613,564.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into
Part III.

                                  Part I

Item 1.  Business
-----------------

First Albany Companies Inc. (the Company), through its wholly owned subsidiary First Albany Corporation (First Albany), conducts a full service investment banking business with brokerage activity predominantly in New York and New England. These activities include securities brokerage for individual and institutional customers, and market-making and trading of corporate, government, and municipal securities. In addition, First Albany underwrites and distributes municipal and corporate securities, provides securities clearance activities for other brokerage firms, and offers financial advisory services to its customers. Another of the Company's subsidiaries is First Albany Asset Management Corporation ("FAAM"). FAAM serves as investment manager to individual and institutional customers. FAAM directs the investment of customer and mutual fund assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and continuous supervision of the portfolios.

Brokerage services to retail and institutional customers are provided through First Albany's salesforce of Investment Executives and Institutional Salespeople. First Albany believes that its Investment Executives and Institutional Salespeople are a key factor to the success of its business. Over the last five years, the number of full-time Investment Executives and Institutional Salespeople has grown from approximately 234 to 337, many of whom joined First Albany after previous associations with national brokerage firms.

First Albany has organized its business to focus on and serve the needs and financial/capital requirements of institutions, individuals, corporations, and municipalities. As investment bankers, First Albany is positioned to advise, manage, and conduct a variety of activities as requested including under-writings, initial and secondary offerings, advisory services, mergers and acquisitions, and private placements. As a brokerage firm, First Albany offers customers a full array of investment opportunities.

First Albany operates a total of 27 Retail, Institutional, and Investment Banking offices in 10 states. First Albany's executive office and largest sales office are both located in Albany, New York.

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


Sources of Revenues
-------------------

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows:


                                   For the Years Ended
---------------------------------------------------------------------------------------------
                        December 31,     December 31,      December 31,*      September 29,*
                           1997             1996              1995                1995
                                                          (three-months)
---------------------------------------------------------------------------------------------
                      Amount  Percent   Amount  Percent   Amount  Percent     Amount  Percent
---------------------------------------------------------------------------------------------
(In thousands of dollars)
Securities commissions:
  Listed             $ 22,523   1.6%  $ 20,507   12.2%   $  5,128   13.7%     $ 17,852  14.5%
  Over-the-counter     11,327   5.9      7,749    4.6       1,402    3.7         4,395   3.6
  Options               2,843   1.5      1,894    1.1         382    1.0         1,240   1.0
  Mutual funds         15,805   8.2     12,258    7.3       2,712    7.3         8,228   6.7
  Other                   489   0.3        303    0.2          15    0.1           174   0.1
---------------------------------------------------------------------------------------------
   Sub-total           52,987  27.5     42,711   25.4       9,639   25.8        31,889  25.9

Principal transactions 63,235  32.7     63,438   37.7      12,322   32.9        43,198  35.1
Investment banking     19,636  10.1     19,558   11.6       5,435   14.5        14,625  11.9
Clearing revenues       1,090   0.6      1,100    0.7         267    0.7         1,059   0.8
Fees and other         10,550   5.5      9,144    5.4       1,603    4.3         6,155   5.0
---------------------------------------------------------------------------------------------
   Total operating
     revenues         147,498  76.4    135,951   80.8      29,266   78.2        96,926  78.7
---------------------------------------------------------------------------------------------
Interest income        45,474  23.6     32,240   19.2       8,138   21.8        26,173  21.3
---------------------------------------------------------------------------------------------
  Total revenues     $192,972 100.0%  $168,191  100.0%   $ 37,404  100.0%     $123,099 100.0%
=============================================================================================

*In July 1996, the Company changed its fiscal year end to a calendar year end. Accordingly, results from operations for the period ending December 31, 1996 reflect a twelve-month period ("calendar year") while results for the transitional period ending December 31, 1995 reflect a three-month period.


Securities Commissions
----------------------

In executing customers' orders to buy or sell listed securities and securities in which it does not make a market, First Albany generally acts as an agent and charges a commission.

Principal Transactions
----------------------

First Albany buys and maintains inventories of municipal debt, corporate debt, and equity securities as a "market maker" for sale of those securities to other dealers and to customers. A staff of 56 traders, underwriters, and assistants manage First Albany's inventory of securities. First Albany Investment Executives work directly with these traders. As of December 31, 1997, First Albany made a market in 222 common stocks quoted on National Association of Securities Dealers Automated Quotation ("NASDAQ") and other less actively traded securities. First Albany also trades municipal bonds and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities; and corporate obligations. Principal transactions have been a significant source of revenue and should continue to be so in the future. Continuation of these activities depends on the availability of sufficient capital and the services of highly skilled traders, Investment Executives, and Institutional Salespeople.

In fiscal 1995, First Albany added an institutional municipal risk trading operation, in which certain inventory positions are hedged by highly liquid future contracts. Most of the inventory positions are carried for the purpose of generating sales by the retail and institutional salesforce.
First Albany's trading activities
require the commitment of capital and may place First Albany's capital at risk. Profits and losses are dependent upon the skill of traders, price movement, trading activity, and the size of inventories.

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

The following table sets forth the highest, lowest, and average month-end inventories (including the net of securities owned and securities sold, but not yet purchased) for calendar 1997 by securities category where First Albany acted as principal.

                                     Highest        Lowest          Average
(In thousands of dollars)           Inventory      Inventory       Inventory
--------------------------------------------------------------------------------
State and municipal bonds           $163,106        $ 54,447       $ 95,850
Corporate obligations                 21,346           3,313          9,580
Corporate stocks                       3,312             813          1,905
U.S. Government and federal
  agencies obligations                12,814          (3,332)         4,478

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

                        Corporate Stock and Bond Offerings

                        Managed or Co-Managed        Syndicate  Participations
--------------------------------------------------------------------------------
Year                  Number of      Amount of      Number of      Amount of
Ended                  Issues        Offering    Participations  Participation
--------------------------------------------------------------------------------
                                     (In thousands of dollars)
December  1997          12           $322,137         110          $126,250
December  1996           9            348,292         177           218,452
December  1995
  (three-months)         2             86,828          74            73,303
September 1995          13            514,583         203           227,170
September 1994          13            483,814         334           349,723
September 1993           3            158,300         344           366,314

                                  Tax-Exempt Bond Offerings

                        Managed or Co-Managed         Syndicate Participations
--------------------------------------------------------------------------------
Year                  Number of      Dollar          Number of       Dollar
Ended                  Issues        Amount       Participations     Amount
--------------------------------------------------------------------------------
                                    (In thousands of dollars)
December  1997          243       $26,480,340         293          $ 4,398,478
December  1996          267        19,291,904         302            3,226,226
December  1995
 (three-months)          47         6,322,205          59              522,292
September 1995          113        12,235,469         222            1,362,845
September 1994          123        14,744,502         332            1,598,182
September 1993          171        18,379,821         349            1,741,206

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

Customers' securities transactions are effected on either a cash or margin basis. In margin transactions, First Albany extends credit, which is collateralized by securities and cash in the customer's account, to the customer. In accordance with Federal Reserve Bank regulations, NYSE regulations, and internal policy, First Albany earns interest income as a result of charging customers at a rate of up to 2 3/4% over the brokers' call rate.

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


                                                Number of Monthly
                                                  Transactions
Year Ended                             High           Low          Average
----------                      ------------------------------------------------
December  1997                        101,571        52,773        69,609
December  1996                         75,140        49,631        56,956
December  1995 (three months)          60,880        45,543        50,880
September 1995                         56,251        35,440        42,181
September 1994                         44,917        30,685        36,412
September 1993                         40,326        28,784        33,630

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

The Financial Services Department advises customers on a variety of interrelated financial matters, including investment portfolio review, tax management, insurance analysis, education and retirement planning, survivor income needs, and estate tax analysis. For a fee, financial planners will prepare a detailed analysis with specific recommendations aimed at accumulating wealth and attaining financial goals.

First Albany also offers a range of retirement plans, including IRAs, SEP Plans, profit sharing, 401(k), and pension programs. Fixed and variable annuities are available as well as life, disability, and nursing home insurance programs, limited partnership interests in real estate, oil and gas drilling, and similar ventures.

Research
--------

First Albany maintains a professional staff of equity analysts. Research is focused on five industry sectors: technology, financial services, energy, utilities, and basic industry. First Albany employs 12 analysts and 12 research assistants who support First Albany's institutional and corporate finance activities.

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

Research services include review and analysis of the economy; general market conditions; technology trends, industries and specific companies via both fundamental and technical analyses; recommendations of specific action with regard to industries and specific companies; preparation of research reports which are provided to retail and institutional customers; and responses to inquiries from customers. In addition, First

Albany purchases outside research services including economic reports, charts, data bases, company analyses, and technical analyses.

Retail Business
---------------

Revenues from First Albany's retail brokerage activities are generated through customer purchases and sales of stocks, bonds, mutual funds, and other investment products. For the calendar years ended December 31, 1997, December 31, 1996, the three month period ended December 31, 1995 and fiscal year 1995, these revenues accounted for approximately 52%, 45%, 49%, and 53%, of operating revenues, respectively.

Institutional Business
----------------------

Revenues generated from securities transactions with major institutions for the calendar years ended December 31, 1997, December 31, 1996, the three month period ended December 31, 1995 and fiscal year 1995, accounted for approximately 32%, 34%, 36%, and 31%, of operating revenues, respectively. Institutional revenues are derived from sales of tax-exempt securities, taxable debt obligations, and equities and are generated by 83 Institutional Salespeople.

Municipal Bond Business
-----------------------

The tax-exempt department consists of 105 professionals and offers a broad range of services, including primary market underwriting, secondary market trading, institutional sales, sales liaison with branches, portfolio analysis, credit analysis, investment banking services, and financial advisory services.

Sales revenues from all secondary market tax-exempt products were $14.9 million for the calendar year ended December 31, 1997; $15.0 million for the calendar year ended December 31, 1996; $3.2 million for the three-month period ended December 31, 1995; and $12.9 million in fiscal 1995.

Employees
---------

At December 31, 1997, the Company had 843 full-time employees, of which 252 were Retail Investment Executives, 127 were Institutional Salespeople and Institutional Traders, 155 were in branch sales support, 141 were in other revenue producing positions, 60 were in operations, and 108 were in other support and administrative functions.

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

Competition
-----------

First Albany is engaged in a highly competitive business. Its competition includes, with respect to one or more aspects of its business, all of the member organizations of the NYSE and other registered securities exchanges, all members of the NASD, members of the various commodity exchanges, and commercial banks and thrift institutions. Many of these organizations are national firms and have substantially greater financial and human resources than First Albany. Discount brokerage firms seeking to expand their share of the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers. In many instances, First Albany is competing directly with such organizations. In addition, there is competition for investment funds from the real estate, insurance, banking, and savings and loan industries. The Company believes that the principal factors affecting competition for the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

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

A broker-dealer may be required to reduce its business and to restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances; it may be prohibited from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances; and it will be subject to closer supervision by the NYSE if its net capital is less than 6% of aggregate debit balances. Compliance with the Net Capital Rule may limit those operations which require the use of its capital for purposes, such as maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Net capital and aggregate debit balances change from day to day and, at December 31, 1997, First Albany's net capital was $18,605,000 which was 9.5% of its aggregate debit balances (2% minimum requirement) and $14,670,000 in excess of required minimum net capital.

Item 2.  Properties
-------------------

As of February 1998, the Company had a total of 27 Retail, Institutional, and Investment Banking offices in 10 states, all of which are leased or rented. The Company's executive offices are located at 30 South Pearl Street, Albany, New York. The order entry, trading, investment banking, research, data processing, operations, and accounting activities are centralized in the Albany office.
The offices at 30 South Pearl Street are operated under a lease which currently expires in the year 2002. All other offices are subject to lease or rental agreements that expire at various times through March 2008. These leases, in the opinion of management, are sufficient to meet the needs of the Company. A list of locations are as follows:

Albany, NY                       Garden City, NY            Norwich, NY
  30 South Pearl St.              Retail Sales               Retail Sales
   Retail & Institutional
   Sales, Investment Banking,
   DP, Research, Back Office     Hartford, CT               Oneonta,  NY
                                  Retail & Institutional     Retail Sales
                                   Sales

  80 State St.                   Johnstown, NY              Philadelphia, PA
   Retail Sales                   Retail Sales               Institutional Sales

Bonita Springs, FL               Los Angeles, CA            Pittsfield, MA
 Institutional Sales              Investment Banking         Retail Sales

Boston, MA                       Manchester, NH             San Francisco
 Retail & Institutional Sales     Retail Sales                (Burlingame), CA
 Investment Banking, DP, Research                            Investment Banking

Buffalo, NY                      Morristown, NJ             Syracuse, NY
 Retail Sales                     Institutional Sales        Retail Sales

Colchester(Burlington), VT       Nashua, NH                 Vestal
 Retail Sales                     Retail Sales                (Binghamton), NY
                                                             Retail Sales

Chicago, IL                      New York, NY               Wellesley, MA
 Retail Sales                      One Penn Plaza             40 Grove St.
                                  Retail & Institutional     Institutional Sales
                                  Sales, Investment Banking,
Elmira, NY                        DP, Research, Back Office
  Retail Sales                                                330 Washington St.
                                                             Retail Sales
Fairfield, CT                      17 State St.
  Retail Sales                    Retail Sales
                                  Operations



Item 3.  Legal Proceedings
--------------------------

In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims. Certain of these claims are class actions which seek unspecified damages that could be substantial.
Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions it believes are likely to result in adverse dispositions. Although further losses are possible, the opinion of management, based upon the advice of its attorneys and general counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
          None.


                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
---------------------------------------------------------------------------

The Company's common stock trades on the NASDAQ Stock Market under the symbol "FACT". As of March 13, 1998 there were approximately 1,446 holders of record of the Company's common stock. The following table sets forth the high and low bid quotations for the common stock as adjusted for subsequent stock dividends, along with cash dividends during each quarter for the fiscal years ended:


December 31, 1997                            Quarters Ended
--------------------------------------------------------------------------------
 Stock Price Range                  Mar. 28    June 27    Sept.26     Dec. 31
--------------------------------------------------------------------------------
   High                            $10 3/8    $14 1/2     $15 1/2     $16 3/8
   Low                             $ 9 1/8    $ 9 1/4     $12 1/8     $12 5/8

Cash Dividend per Share            $ 0.05     $ 0.05      $ 0.05      $ 0.05

December 31, 1996                            Quarters Ended
--------------------------------------------------------------------------------
 Stock Price Range                  Mar. 29    June 28    Sept.27     Dec. 31
--------------------------------------------------------------------------------
   High                            $  9 1/4   $  9 1/2    $  9 1/2   $  9 3/4
   Low                             $  8 1/8   $  8 1/8    $  8 1/8   $  7 7/8

 Cash Dividend per Share           $  0.05    $  0.05     $  0.05    $  0.05

December 31, 1995                                           Three-month period
--------------------------------------------------------------------------------
 Stock Price Range                                                    Dec. 31
--------------------------------------------------------------------------------
   High                                                              $  8 5/8
   Low                                                               $  6 3/8

 Cash Dividend per Share                                             $  0.05

The Board of Directors has from time to time authorized the Company to repurchase shares of its common stock either in the open market or otherwise. As of December 31, 1997, the total number of treasury shares was 109,279. When appropriate, the Company will consider making additional purchases.

During calendar 1997, the Company declared and paid four quarterly cash dividends totaling $.20 per share of common stock, and declared and issued two 5% common stock dividends.

In January 1998, subsequent to the period reflected in this report, the Company declared the regular quarterly cash dividend of $0.05 per share payyable on February 26, 1998 to shareholders of record on February 12, 1998.


Item 6.  Selected Financial Data
--------------------------------

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.

                        First Albany Companies Inc.
                             FINANCIAL SUMMARY
             (In thousands of dollars except per share amounts)
                           ------------------------For the Years Ended----------------------------
                           Dec. 31,    Dec. 31,     Dec. 31,    Sept. 29,    Sept.30,    Sept. 24,
For the years ended          1997        1996         1995        1995         1994        1993
--------------------------------------------------------------------------------------------------
Operating Results
Revenues:
  Commissions            $ 52,987     $ 42,711      $ 34,941    $ 31,889     $ 29,553    $  28,884
  Principal transactions   63,235       63,438        44,821      43,198       36,167       34,857
  Investment banking       19,636       19,558        16,311      14,625       19,164       23,265
  Fees and other           11,640       10,244         7,530       7,214        6,578        5,901
--------------------------------------------------------------------------------------------------
  Operating revenues      147,498      135,951       103,603      96,926       91,462       92,907
  Interest income          45,474       32,240        28,075      26,173       16,222        9,483
--------------------------------------------------------------------------------------------------
  Total revenues          192,972      168,191       131,678     123,099      107,684      102,390
  Interest expense         38,615       26,030        21,985      19,904       10,467        5,257
--------------------------------------------------------------------------------------------------
  Net revenues            154,357      142,161       109,693     103,195       97,217       97,133
--------------------------------------------------------------------------------------------------

Expenses (excluding interest):
  Compensation and
    benefits              105,080       95,691        74,596      71,064       65,513       64,388
  Clearing, settlement
    and brokerage costs     3,358        2,868         2,378       2,258        1,894        1,981
  Communications and data
    processing             12,872       10,897         8,244       7,794        7,198        6,209
  Occupancy and
    depreciation           13,203        8,527         6,909       6,660        5,710        5,395
  Selling                   8,027        7,246         5,231       4,817        4,779        4,152
  Other                     8,915        7,840         5,912       5,382        4,755        6,242
--------------------------------------------------------------------------------------------------
  Total expenses (excl.
    interest)             151,455      133,069       103,270      97,975       89,849       88,367
--------------------------------------------------------------------------------------------------

Income before income taxes  2,902        9,092         6,423       5,220        7,368        8,766
  Income tax expense        1,251        3,592         2,363       1,870        2,876        3,375
---------------------------------------------------------------------------------------------------
Income before extraordinary
   gain                     1,651        5,500         4,060       3,350        4,492        5,391
 Extraordinary gain,
   net of $255 taxes          305
---------------------------------------------------------------------------------------------------
Net income               $  1,956     $  5,500      $  4,060    $  3,350     $  4,492      $  5,391
===================================================================================================
Per Common Share: *
  Earnings-basic         $   0.34     $   1.00      $   0.74    $   0.61     $   0.83      $   0.99
  Cash dividend              0.20         0.20          0.20        0.20         0.20          0.20
  Book value                 7.64         7.55          6.82        6.59         6.16          5.50
---------------------------------------------------------------------------------------------------

Financial Condition:
  Total assets           $831,921     $675,785      $510,081    $543,255     $482,749      $514,794
  Notes payable             7,271        4,583         1,641       1,791           94           456
  Obligations under
      capitalized leases    3,088        1,426
  Subordinated debt         7,500        5,000                                                2,250
  Stockholders' equity     44,548       42,274        37,558      36,192      33,230         30,088
---------------------------------------------------------------------------------------------------

 *All per share figures have been restated for all common stock dividends paid.

                        FIRST ALBANY COMPANIES INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

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

 This is a highly competitive business. The competition includes not only full service national firms and discount houses, but also mutual funds that sell directly to the customer as well as banks and insurance companies that offer a variety of investment products.

 1997 was an unusually good year for the equity markets in general. The yield on long-term U.S. Treasury bonds decreased from 6.64% to 5.92% while the Dow Jones Industrial Average rose from 6448 to 7908. As a result, stock prices registered a total return of 33.3% as measured by the S&P 500, and bonds registered a return of 9.8% as measured by the Lehman Brothers Government/Corporate Index. The stock market return was unusual. The compound annual returns with all the dividends and interest reinvested between 1925 and 1997 for government bonds was 5.2% and for equities was 11%.

 Although First Albany remains optimistic about the outlook for equity prices in 1998, a pullback in prices could occur. If such a pullback should occur, it would have a damaging effect on the secondary markets. Revenues from security trading, commission revenues, and underwriting fees and profits of First Albany Corporation would most likely suffer.

RESULTS OF OPERATIONS


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)


                                                             1997 vs.
                                 Twelve Months Ended         1996        Percentage
                            December 31,      December 31,   Increase     Increase
(In thousands of dollars)     1997                1996       (Decrease)   (Decrease)
-------------------------------------------------------------------------------------
Revenues:
 Commissions                $ 52,987           $ 42,711     $ 10,276          24%
 Principal transactions       63,235             63,438         (203)          0%
 Investment banking           19,636             19,558           78           0%
 Fees and other               11,640             10,244        1,396          14%
-------------------------------------------------------------------------------------
Operating revenue            147,498            135,951       11,547           9%
 Interest income              45,474             32,240       13,234          41%
-------------------------------------------------------------------------------------
Total Revenues               192,972            168,191       24,781          15%
 Interest expense             38,615             26,030       12,585          48%
-------------------------------------------------------------------------------------
Net revenues                 154,357            142,161       12,196           9%
-------------------------------------------------------------------------------------

Expenses (excluding interest):
 Compensation and benefits   105,080             95,691        9,389          10%
 Clearing, settlement and
  brokerage cost               3,358              2,868          490          17%
 Communications and
  data processing             12,872             10,897        1,975          18%
 Occupancy and depreciation   13,203              8,527        4,676          55%
 Selling                       8,027              7,246          781          11%
 Other                         8,915              7,840        1,075          14%
-------------------------------------------------------------------------------------
Total expenses (excluding
  interest)                  151,455            133,069       18,386          14%
-------------------------------------------------------------------------------------
Income before income taxes     2,902              9,092       (6,190)        (68%)
 Income tax expense            1,251              3,592       (2,341)        (65%)
-------------------------------------------------------------------------------------
Income before extraordinary
   items                       1,651              5,500       (3,849)        (70%)
 Extraordinary gain,
   net of $255 taxes             305                             305
-------------------------------------------------------------------------------------
Net Income                  $  1,956           $  5,500     $ (3,544)        (64%)
=====================================================================================

Net interest income:
 Interest income            $ 45,474           $ 32,240     $ 13,234          41%
 Interest expense             38,615             26,030       12,585          48%
-------------------------------------------------------------------------------------
Net interest income         $  6,859           $  6,210     $    649          10%
=====================================================================================


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)


Calendar Year 1997 Compared with Calendar Year 1996

Net Income
----------

  Net income for the calendar year ended December 31, 1997 was $2.0 million or $0.34 basic earnings per share compared to $5.5 million or $1.00 basic earnings per share a year ago. This year's increase in net revenues of $12.2 million, primarily reflects increases in the Company's municipal and retail divisions. Although earnings continued to improve throughout 1997, earnings remain negatively impacted by our investment in people and technology. In the fourth quarter of calendar 1997, we began to see progress from our cost reduction efforts, with a 5% decrease in non-compensation related expenses over the previous quarter. We expect to continue our cost reduction efforts throughout 1998.

Commissions
-----------

  Commission revenues increased $10.3 million or 24% in calendar 1997 reflecting active trading in all major markets. Revenues from listed stocks and over-the-counter agency stock commissions increased $5.6 million or 20%, with mutual fund commission revenues increasing $3.6 million or 29% and options commissions increased $1.0 million or 50%.

Principal Transactions
----------------------

  Principal transactions remained stable in calendar 1997. Taxable fixed income increased $2.4 million, municipal bonds increased $2.1 million, equities decreased $3.8 million, and investment income decreased $0.9 million.

Investment Banking
------------------

 Investment banking revenues remained stable in calendar 1997. Revenues from investment banking fees increased $2.3 million (municipal finance fees increased $1.6 million while corporate finance fees increased $0.7 million). Selling concessions were down $1.8 million (municipals were the same as the prior year, equities decreased $1.4 million and taxable fixed income decreased $0.4 million), and underwriting fees decreased $0.4 million (municipals increased $0.5 million, equities decreased $0.9 million).

Fees and Other
--------------

  Fees and other revenues increased $1.4 million or 14% in calendar 1997 primarily reflecting increased service charge income and financial service revenues.

Compensation and Benefits
-------------------------

  Compensation and benefits increased $9.4 million or 10% in calendar 1997 due partly to the increase in revenues. Sales-related compensation increased $3.2 million, salaries increased $3.5 million, and benefits increased $2.7 million partly due to an increase in medical insurance costs. In late 1997, the Company changed its medical insurance plan, which will reduce its costs in 1998.

Communications and Data Processing
----------------------------------

  Communications and data processing increased  $2.0 million or 18% in calendar
1997.   Communications expense increased $1.5 million due mainly to the firm's upgrade in technology and increased headcount. Data processing expense increased $0.5 million due in most part to a greater number of transactions.


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)


Occupancy and Depreciation
--------------------------

  Occupancy and depreciation expense increased $4.7 million or 55% in calendar 1997 primarily as a result of the upgrade of our retail branch technology and the expansion of our retail and institutional offices in New York City.

Other
-----

  Other expense increased $1.1 million or 14% in calendar 1997 due to an increase in consulting fees and investments in enhanced client communications.

Extraordinary Gain, net of taxes
--------------------------------

  The Company realized an extraordinary gain of $0.3 million, net of taxes.
This extraordinary gain was the result of the Company's investment in Mechanical Technology Incorporated ("MTI"). The Company's investment in MTI is recorded under the equity method. The Company recorded its share of MTI's extraordinary gains as an extraordinary gain on the Company's books. During the first quarter of MTI's 1997 fiscal year, MTI realized an extraordinary gain due to the extinguishment of debt.

                      FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

================================================================================
                                                            1996 vs.
                              Twelve Months Ended           1995      Percentage
                         December 31,     December 31,    Increase     Increase
(In thousands of dollars)  1996              1995        (Decrease)   (Decrease)
--------------------------------------------------------------------------------
Revenues:
 Commissions             $ 42,711          $ 34,941      $  7,770          22%
 Principal transactions    63,438            44,821        18,617          42%
 Investment banking        19,558            16,311         3,247          20%
 Fees and other            10,244             7,530         2,714          36%
--------------------------------------------------------------------------------
Operating revenues        135,951           103,603        32,348          31%
 Interest income           32,240            28,075         4,165          15%
--------------------------------------------------------------------------------
Total Revenues            168,191           131,678        36,513          28%
 Interest expense          26,030            21,985         4,045          18%
--------------------------------------------------------------------------------
Net revenues              142,161           109,693        32,468          30%
--------------------------------------------------------------------------------

Expenses (excluding interest):
 Compensation and benefits 95,691            74,596        21,095          28%
 Clearing, settlement and
  brokerage cost            2,868             2,378           490          21%
 Communications and
  data processing          10,897             8,244         2,653          32%
 Occupancy and depreciation 8,527             6,909         1,618          23%
 Selling                    7,246             5,231         2,015          39%
 Other                      7,840             5,912         1,928          33%
--------------------------------------------------------------------------------
Total expenses (excluding
  interest)               133,069           103,270        29,799          29%
--------------------------------------------------------------------------------
Income before income taxes  9,092             6,423         2,669          42%
 Income tax expense         3,592             2,363         1,229          52%
--------------------------------------------------------------------------------
Net income               $  5,500          $  4,060      $  1,440          35%
================================================================================

Net interest income:
 Interest income         $ 32,240          $ 28,075      $  4,165          15%
 Interest expense          26,030            21,985         4,045          18%
--------------------------------------------------------------------------------
Net interest income      $  6,210          $  6,090      $    120           2%
================================================================================


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)




Calendar Year 1996 Compared with Calendar Year 1995

Net Income
----------

  Net income for the calendar year ended December 31, 1996 was $5.5 million or $1.00 basic earnings per share compared to $4.1 million or $0.74 basic earnings per share a year ago. The 1996 revenue gain reflects significant increases in both the Company's institutional and retail divisions. Net revenues increased over 60% for our equity capital markets division and over 50% for our fixed income capital markets division, while revenues in the retail division increased nearly 25%. In the second half of 1996, continued strong revenues were offset in part by our investment in people and systems.

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

Fees and Other
--------------

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

Communications and Data Processing
----------------------------------

  Communications and data processing increased  $2.7 million or 32% in calendar
1996.   Communications expense increased $2.2 million due mainly to the
Company's continued commitment to upgrading technology, its increase in personnel and the growth of its business related activity. Data processing expense increased $0.5 million due in most part to a greater number of transactions.


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Occupancy and Depreciation
--------------------------

  Occupancy and depreciation expense increased $1.6 million or 23% in calendar 1996 primarily as a result of our continuing investment in new automated systems.

Selling
-------

  Selling expense increased $2.0 million or 39% in calendar 1996 mainly reflecting greater promotional- related expenses resulting from increased retail and institutional activity.

Other
-----

  Other expense increased $1.9 million or 33% in calendar 1996 due to an increase in consulting costs and expenses related to an upgrade in our customer statement.


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

===================================================================================
                                                              1995 vs.
                                Three Months Ended            1994       Percentage
                           December 31,      December 31,   Increase      Increase
(In thousands of dollars)     1995              1994       (Decrease)    (Decrease)
-----------------------------------------------------------------------------------
Revenues:
 Commissions                $  9,639          $  6,587      $  3,052         46%
 Principal transactions       12,322            10,699         1,623         15%
 Investment banking            5,435             3,749         1,686         45%
 Fees and other                1,870             1,553           317         20%
-----------------------------------------------------------------------------------
Operating  revenues           29,266            22,588         6,678         30%
 Interest income               8,138             6,237         1,901         30%
-----------------------------------------------------------------------------------
Total Revenues                37,404            28,825         8,579         30%
 Interest expense              6,631             4,551         2,080         46%
-----------------------------------------------------------------------------------
Net revenues                  30,773            24,274         6,499         27%
-----------------------------------------------------------------------------------
Expenses (excluding interest):
 Compensation and benefits    20,433            16,900         3,533         21%
 Clearing, settlement and
  brokerage cost                 613               493           120         24%
 Communications and
  data processing              2,264             1,814           450         25%
 Occupancy and depreciation    1,842             1,593           249         16%
 Selling                       1,563             1,149           414         36%
 Other                         1,576             1,046           530         51%
-----------------------------------------------------------------------------------
Total expenses (excluding
 interest)                    28,291            22,995         5,296         23%
-----------------------------------------------------------------------------------
Income before income taxes     2,482             1,279         1,203         94%
 Income tax expense              929               436           493        113%
-----------------------------------------------------------------------------------
Net income                  $  1,553          $    843      $    710         84%
===================================================================================

Net interest income:
 Interest income            $  8,138          $  6,237      $  1,901         30%
 Interest expense              6,631             4,551         2,080         46%
-----------------------------------------------------------------------------------
Net interest income         $  1,507          $  1,686      $   (179)       (11)%
===================================================================================


                        FIRST ALBANY COMPANIES INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)


Three Month Period Ended December 31, 1995 and December 31, 1994

Net Income
-----------

  Net income for the quarter ended December 31, 1995, was $1.6 million or $0.28 basic earnings per share compared to $0.8 million or $0.16 basic earnings per share a year ago. Most of the Company's business units showed significant revenue gains in the three month period ending December 31, 1995 compared to the three month period ending December 31, 1994. Revenues in both the equity capital markets and municipal divisions increased over 50%, while revenues in the retail division were up almost 20%.

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

Fees and Other
--------------

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

Communications and Data Processing
----------------------------------

  Communications and data processing increased $0.5 million or 25% in the three month period ending December 31, 1995. Communications expense increased $0.4 million due mainly to the Company's buildup in institutional equity sales and research. Data processing expense increased $0.1 million due primarily to a greater number of transactions.

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


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

LIQUIDITY AND CAPITAL RESOURCES

   A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers secured by loaned securities, and bank lines-of-credit. Securities borrowed and securities loaned along with receivables from customers and payable to customers will fluctuate primarily due to the current level of business activity in these areas. Securities owned will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions. Short-term bank loans decreased due partly to a decrease in securities owned. Securities loaned, net, increased primarily due to an increase in net customer receivables. Receivables from others and payables to others will fluctuate primarily due to the change in the adjustment to record securities owned on a trade date basis.

   At fiscal year-end 1997, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

   Management believes that funds provided by operations and a variety of bank lines-of-credit-totaling $190,000,000 of which approximately $90,298,000 were unused as of December 31, 1997-will provide sufficient resources to meet present and reasonably foreseeable short-term financial needs.

   During 1997, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, as well as declared and issued two 5% common stock dividends.

   In January 1998, subsequent to the period reflected in this report, the Company declared the regular quarterly cash dividend of $0.05 per share payable on February 26, 1998, to shareholders of record on February 12, 1998.

   Management believes that funds provided by operations will be sufficient to fund the acquisition of office equipment, leasehold improvements, and other long-term requirements.

New Accounting Standards
------------------------
   Financial Accounting Standards Board No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, which would be effected for all transfers after December 31, 1997, addresses several matters that have a significant impact of the Broker/Dealer industry. It addresses how and when to record transferred assets, transfers of partial interest, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfer of receivables with recourse, and extinguishment of liabilities, collateral, repurchase agreements and how to amortize servicing assets and liablities. Management has reviewed this statement and has determined that it has no material effect on the presentation of the consolidated financial statements.

 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in

                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)


interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively, Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

Year 2000
---------
   The Company relies on both internal systems and systems of other parties in regard to its business, accounting and operational software. As the millennium approaches, the Company is working toward becoming year 2000 compliant. Many of our internal systems are already year 2000 compliant. The Company currently has plans that if successful will have all internal systems year 2000 compliant during 1998.

   The Company has contacted its outside vendor software providers regarding the year 2000 and has developed specific plans to address this issue. These vendors are in the process of implementing these plans with an expected completion date of late 1998. If any vendor is not successful, the Company will evaluate selecting alternative vendors at that time.

   The incremental costs of this project are estimated to be approximately $700,000. Most of these costs are attributable to software/hardware upgrades. The Company presently believes that with modifications to existing software or conversion to new software, year 2000 problems can be effectively avoided. However, if such modifications and conversions are not made, or are not completed timely, year 2000 problems could have a material impact on the operations of the Company.

Item 8.  Financial Statements and Supplementary Data.

         Index to Financial Statements and Supplementary Data
         ----------------------------------------------------


                                                                  Page
                                                                  ----

         REPORT OF INDEPENDENT ACCOUNTANTS                         25

         FINANCIAL STATEMENTS:

         Consolidated Statements of Income For the Calendar
          Years Ended December 31, 1997, and December 31, 1996;
          the three-month Transition Period ended December 31,
          1995; and the Fiscal Year Ended September 29, 1995       26

         Consolidated Statements of Financial Condition
          as of December 31, 1997, December 31, 1996
          and December 31, 1995 (unaudited)                        27

         Consolidated Statements of Changes in Stockholders'
          Equity for the Calendar Years Ended December 31,
          1997 and December 31, 1996; the three-month
          Transition Period ended December 31, 1995, and
          the Fiscal Year Ended September 29, 1995                 28

         Consolidated Statements of Cash Flows for the
          Calendar Years Ended December 31, 1997 and
          December 31, 1996; the Three-month Transition
          Period ended December 31, 1995; and the Fiscal
          Year Ended September 29, 1995,                           29-30


        Notes to Consolidated Financial Statements                 31-45

      SUPPLEMENTARY DATA:

        Selected Quarterly Financial Data (Unaudited)              46


                     Report of Independent Accountants





Board of Directors and Stockholders
First Albany Companies Inc.


We have audited the consolidated statements of financial condition of First Albany Companies Inc. as of December 31, 1997 and 1996 and the related statements of income, changes in stockholder's equity and cash flows for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 29, 1995 and the financial statement listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free
of material misstatement.   An audit includes examining on a test basis,
evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial
statement presentation.   We believe that our audits provide a reasonable basis
for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Albany Companies Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995, and for the year ended September 29, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



               COOPERS & LYBRAND L.L.P.


Albany, New York
March 23, 1998


                        First Albany Companies Inc.

                     CONSOLIDATED STATEMENTS OF INCOME
            (In thousands of dollars, except per share amounts)

                                                          Three-Month
                                                       Transition Period
                          December 31,    December 31,    December 31,     September 29,
For the years ended          1997            1996            1995             1995
----------------------------------------------------------------------------------------
Revenues:
 Commissions               $ 52,987        $ 42,711        $  9,639         $ 31,889
 Principal transactions      63,235          63,438          12,322           43,198
 Investment banking          19,636          19,558           5,435           14,625
 Interest                    45,474          32,240           8,138           26,173
 Fees and other              11,640          10,244           1,870            7,214
----------------------------------------------------------------------------------------
Total revenues              192,972         168,191          37,404          123,099
 Interest expense            38,615          26,030           6,631           19,904
----------------------------------------------------------------------------------------
Net revenues                154,357         142,161          30,773          103,195
----------------------------------------------------------------------------------------

Expenses (excluding interest):
 Compensation and benefits  105,080          95,691          20,433           71,064
 Clearing, settlement and
   brokerage costs            3,358           2,868             613            2,258
 Communications and data
   processing                12,872          10,897           2,264            7,794
 Occupancy and depreciation  13,203           8,527           1,842            6,660
 Selling                      8,027           7,246           1,563            4,817
 Other                        8,915           7,840           1,576            5,382
----------------------------------------------------------------------------------------
Total expenses (excluding
  interest)                 151,455         133,069          28,291           97,975
----------------------------------------------------------------------------------------
Income before income taxes    2,902           9,092           2,482            5,220
 Income tax expense           1,251           3,592             929            1,870
----------------------------------------------------------------------------------------
Income before extraordinary
  items                       1,651           5,500           1,553            3,350
 Extraordinary gain,
  net of $255 taxes             305
----------------------------------------------------------------------------------------
Net income                 $  1,956        $  5,500        $  1,553         $  3,350
========================================================================================

Basic Earnings Per Share:
 Income before extraordinary
   gain                    $   0.29        $   1.00        $   0.28         $   0.61
 Extraordinary gain            0.05            0.00            0.00             0.00
----------------------------------------------------------------------------------------
Net Income                 $   0.34        $   1.00        $   0.28         $   0.61
========================================================================================

Dilutive Earnings Per Share:
 Income before extraordinary
   gain                    $   0.26        $   0.93        $   0.26         $   0.59
 Extraordinary gain            0.05            0.00            0.00             0.00
----------------------------------------------------------------------------------------
Net Income                 $   0.31        $   0.93        $   0.26         $   0.59
========================================================================================

 *All per share figures have been restated to reflect all stock dividends paid.


                  The accompanying notes are an integral
              part of the consolidated financial statements.

                        First Albany Companies Inc.

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (In thousands of dollars)

                                         December 31,    December 31,    December 31,
                                            1997            1996            1995
                                                                         (unaudited)
-------------------------------------------------------------------------------------
Assets
 Cash                                    $    951        $  4,005         $  5,450
 Cash segregated under federal regulations                                   1,300
 Securities purchased under agreement
   to resell                                5,299           2,869
 Securities borrowed                      468,786         344,904          283,785
 Receivables from:
  Brokers, dealers and clearing agencies    4,421           1,856            7,231
  Customers                               182,976         128,130           99,759
  Others                                    7,760           8,181           17,492
  Securities owned                        121,116         156,154           80,586
  Investments                               7,026           6,157            1,470
  Office equipment and leasehold
   improvements, net                       12,947          12,584            6,075
  Other assets                             20,639          10,945            6,933
-------------------------------------------------------------------------------------
Total Assets                             $831,921        $675,785         $510,081
=====================================================================================
Liabilities and Stockholders' Equity
Liabilities
 Short-term bank loans                   $ 99,702        $134,712         $112,292
 Securities sold under agreement
  to repurchase                               891
 Securities loaned                        547,847         350,577          283,146
 Payables to:
  Brokers, dealers and clearing agencies    2,955           3,150            3,281
  Customers                                49,181          48,174           48,274
  Others                                   37,201          56,615            5,000
 Securities sold but not yet purchased      8,440          10,075            4,407
 Accounts payable                           4,196           1,928            2,457
 Accrued compensation                      13,025          11,649            7,617
 Accrued expenses                           6,076           5,622            4,408
 Notes payable                              7,271           4,583            1,641
 Obligations under capitalized leases       3,088           1,426
--------------------------------------------------------------------------------------
Total Liabilities                         779,873         628,511          472,523
--------------------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                           7,500           5,000
--------------------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock; $1.00 par value;
   authorized 500,000 shares; none issued
  Common stock; $.01 par value; authorized
   10,000,000 shares; issued 5,943,381;
   5,390,594; and 4,889,747 respectively       59             54                49
  Additional paid-in capital               33,024         25,591            20,257
  Retained earnings                        12,070         18,556            19,153
  Less treasury stock at cost                (605)        (1,927)           (1,901)
--------------------------------------------------------------------------------------
Total Stockholders' Equity                 44,548         42,274            37,558
--------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
  Equity                                 $831,921       $675,785          $510,081
======================================================================================

                  The accompanying notes are an integral
              part of the consolidated financial statements.

                        First Albany Companies Inc.


        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Periods Ended December 31, 1997,
       December 31, 1996, December 31, 1995, and September 29, 1995
           (In thousands of dollars except for number of shares)

                        Common Stock      Additional
                          Issued           Paid-In    Retained     Treasury Stock
                     Shares    Amount      Capital    Earnings   Shares       Amount
=====================================================================================
Balance
September 30, 1994   4,435,454 $  44      $ 16,489   $ 19,099   (408,450)   $ (2,402)
 Issuance of re-
  stricted stock                               186       (155)    19,635         130
 Stock dividends
  declared             454,293     5         3,582     (3,587)   (35,175)
 Cash dividends paid                                     (815)
 Options exercised                                        (70)    58,251         336
 Net income                                             3,350
-------------------------------------------------------------------------------------
Balance
September 29, 1995   4,889,747    49        20,257     17,822   (365,739)     (1,936)
 Cash dividends paid                                     (217)
 Options exercised                                         (5)     6,370          35
 Net income                                             1,553
-------------------------------------------------------------------------------------
Balance
 December 31, 1995   4,889,747    49        20,257     19,153   (359,369)     (1,901)
 Issuance of re-
  stricted stock                               340         45     74,557         413
 Stock dividends
   declared            500,847     5         4,994     (4,999)   (38,768)
 Cash dividends paid                                     (932)
 Options exercised                                       (211)   136,276         806
 Treasury stock purchase                                        (124,505)     (1,245)
 Net income                                             5,500
-------------------------------------------------------------------------------------
Balance
 December 31, 1996   5,390,594    54        25,591     18,556   (311,809)     (1,927)
 Issuance of re-
  stricted stock                               261        (39)    51,411         287
 Stock dividends
  declared             552,787     5         7,172     (7,177)   (21,765)
 Cash dividends paid                                   (1,072)
 Options exercised                                       (154)   172,884       1,035
 Net income                                             1,956
-------------------------------------------------------------------------------------
Balance
 December 31, 1997   5,943,381 $  59      $ 33,024   $ 12,070   (109,279)   $   (605)
=====================================================================================

                  The accompanying notes are an integral
              part of the consolidated financial statements.


                        First Albany Companies Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)

                                                                 Three Months
                                            Dec. 31,    Dec. 31,    Dec.31,    Sept. 29,
For the years ended                           1997        1996        1995       1995
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                $  1,956   $  5,500    $  1,553     $  3,350
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization              4,562      3,230         691        2,302
    Deferred income taxes                      2,251        146         587       (1,278)
    Undistributed earnings of affiliate       (1,168)      (555)
    Unrealized investment gains                 (117)    (2,343)
    Realized gains on sale of investments       (770)
(Increase) decrease in operating assets:
  Cash and securities segregated under federal regs.      1,300     (1,300)
  Securities purchased under agreement
    to resell                                 (2,430)    (2,869)
  Securities borrowed, net                                         (12,243)
  Net receivables from brokers, dealers, and
    clearing agencies                         (2,760)               (5,165)
  Net receivable from customers              (53,839)   (28,471)    (1,210)      (10,394)
  Net receivable from others                                       (11,662)       15,865
  Securities owned, net                       33,403    (69,900)   (27,354)      (33,031)
  Other assets                               (11,945)    (4,158)      (150)        1,283
Increase (decrease) in operating liabilities:
  Securities loaned, net                      73,388      6,312                   13,335
  Net payables to brokers, dealers,
    and clearing agencies                                 5,244                   (2,351)
  Net payable to others                      (16,494)    48,934
  Accounts payable and accrued expenses        4,098      4,717        487           382
------------------------------------------------------------------------------------------
Net cash provided by (used in) operating
   activities                                 30,135    (32,913)   (55,766)      (10,537)
------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of furniture, equipment,
    and leaseholds                            (2,682)    (8,288)     (705)        (3,213)
  Purchases of investments                       (15)    (1,789)                  (1,838)
  Proceeds from sale of investments            1,045
------------------------------------------------------------------------------------------
Net cash used in investing activities         (1,652)   (10,077)     (705)        (5,051)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds (payments) of short-term
    bank loans, net                          (35,010)    22,420    59,004         14,367
  Proceeds from subordinated debt              2,500      5,000
  Proceeds of notes payable                    5,000      5,500                    2,000
  Payments of notes payable                   (2,312)    (2,558)     (150)          (303)
  Payments of obligations under capitalized
    leases                                      (425)       (25)
  Securities sold under agreement to repurchase  891
  Payments for purchases of common stock for
    treasury                                             (1,245)
  Proceeds from issuance of common stock from
    treasury                                     881        595        31            266
  Proceeds from issuance of restricted stock     509        798                      161
  Net increase (decrease) from borrowing under
   line-of-credit agreements                  (2,499)    11,992
  Dividends paid                              (1,072)      (932)     (217)          (815)
-------------------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                       (31,537)    41,545    58,668          15,676
-------------------------------------------------------------------------------------------
Increase (decrease) in cash                   (3,054)    (1,445)    2,197              88
Cash at beginning of the period                4,005      5,450     3,253           3,165
-------------------------------------------------------------------------------------------
Cash at the end of the period               $    951   $  4,005  $  5,450        $  3,253
===========================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES
 Income Tax Payments                        $    681   $  3,410  $    608        $  1,753
 Interest Payments                          $ 39,808   $ 25,404  $  6,273        $ 18,989

 In 1997 and 1996, the Company entered into capital leases for office and computer equipment totaling approximately $2,087,000 and $1,451,000, respectively.


                The accompanying notes are an integral
              part of the consolidated financial statements.

                        First Albany Companies Inc.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Organization and Nature of Business
-----------------------------------

 The consolidated financial statements include the accounts of First Albany Companies Inc. and its wholly owned subsidiaries (the "Company"). First Albany Corporation (the "Corporation") is the Company's principal subsidiary and a registered broker-dealer. The Corporation is registered with the Securities and Exchange Commission ("SEC") and is a member of various exchanges and the National Association of Securities Dealers, Inc. The Corporation's primary business includes securities brokerage for individual and institutional customers, and market-making and trading of corporate, government, and municipal securities. In addition, the Corporation underwrites and distributes municipal and corporate securities, provides securities clearance activities for other brokerage firms, and offers financial advisory services to its customers. Another of the Company's subsidiaries is First Albany Asset Management Corporation ("FAAM"). Under management agreements, FAAM serves as investment manager to individual and institutional customers. FAAM directs the investment of customer and mutual fund assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and
continuous supervision of the portfolios.   All significant intercompany
balances and transactions have been eliminated in consolidation. Investments in affiliates which are not majority owned are reported using the equity method.

 In July 1996, the Company changed its fiscal year end to a calendar year end. Accordingly, results from operations for the periods ending December 31, 1997 and December 31, 1996 reflect a twelve-month period ("calendar year") while results for the transitional period ending December 31, 1995 reflect a three-month period. Previously, the Company's fiscal year end was the last Friday in September, and therefore, the Company's fiscal year would contain either a 52 or 53 week period. The fiscal year ended September 29, 1995 contained 52 weeks.

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

 As a broker-dealer, the Corporation values marketable securities at market value and securities not readily marketable at fair value as determined by management. The resulting unrealized gains and losses are included as revenues from principal transactions. First Albany Companies Inc. also purchases securities for investment purposes and, as a non-broker-dealer, classifies them as trading securities and values them at market value, unless they are restricted from being sold, in which case they are valued at cost.

                        First Albany Companies Inc.

Resale and Repurchase Agreements
--------------------------------

    Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. It is the policy of the Company to obtain possession or control of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate. At December 31, 1997 and December 31, 1996, the Company had entered into resale agreements in the amount of $5,299,000 and $2,869,000, respectively. At December 31, 1997 and December 31, 1996, the Company had entered into repurchase agreements with counterparties, in the amounts of $891,000 and $0, respectively.

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

Office Equipment and Leasehold Improvements
-------------------------------------------

 Office equipment and leasehold improvements are stated at cost less accumulated depreciation of $15,624,000 at December 31, 1997, $11,682,000 at December 31, 1996, and $10,513,000 at December 31, 1995 (unaudited). Depreciation is provided on a straight-line basis over the shorter of the estimated useful life of the asset (3 to 5 years) or the term of the lease.

Statement of Cash Flows
-----------------------

 For purposes of the statement of cash flows, the Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated under federal regulations or held for sale in the ordinary course of business.

Investment Banking
------------------

 Investment banking revenues include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger, acquisition and financial advisory services. Investment banking management fees are recorded on offering date, sales concessions on trade date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

Income Taxes
------------

 The amount of current taxes payable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred income taxes are recognized for the future tax consequences which are attributed to differences between the financial statement and tax basis of existing assets and liabilities.

                        First Albany Companies Inc.

Earnings per Common Share
-------------------------

   Earnings per share is presented in accordance with Financial Accounting Standards No. 128 - "Earnings Per Share." This statement which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirement with a "basic" EPS computation based upon weighted-average shares outstanding. The "dilutive" EPS computation is consistent with that of "basic" EPS while giving effect to all dilutive potential common shares that were outstanding during the period.

                                                   Three-month
                                                 transition period
                    December 31,    December 31,    December 31,    September 29,
                       1997            1996            1995            1995
---------------------------------------------------------------------------------
Net Income           $  1,956        $  5,500         $  1,553        $  3,350
---------------------------------------------------------------------------------

Weighted average shares
 for basic EPS          5,731           5,508            5,504           5,463
Effect of dilutive common
  equivalent shares       558             419              380             257
--------------------------------------------------------------------------------
Weighted average shares
  and dilutive common
  equivalent shares for
  dilutive EPS          6,289           5,927            5,884           5,720
---------------------------------------------------------------------------------

Basic EPS             $  0.34         $  1.00          $  0.28         $  0.61
Dilutive EPS          $  0.31         $  0.93          $  0.26         $  0.59
=================================================================================

      All per share figures have been restated for all stock dividends declared.

Reclassifications
-----------------

 Certain amounts in the financial statements have been reclassified to conform with the 1997 presentation.

NOTE 2.  Receivables From and Payables To Brokers, Dealers, and Clearing
         Agencies

 Amounts receivable from and payable to brokers, dealers, and clearing agencies, other than correspondents, consists of the following:


(In thousands of dollars)            December 31,      December 31,      December 31,
                                        1997              1996              1995
                                                                         (unaudited)
-------------------------------------------------------------------------------------
 Securities failed to deliver         $ 4,421           $ 1,856            $ 3,893
 Receivable from clearing agencies                                           3,338
-------------------------------------------------------------------------------------
  Total receivables                   $ 4,421           $ 1,856            $ 7,231
=====================================================================================

 Securities failed to receive         $ 2,955           $ 3,150            $ 3,281
-------------------------------------------------------------------------------------
 Total payables                       $ 2,955           $ 3,150            $ 3,281
=====================================================================================


                        First Albany Companies Inc.

NOTE 3.  Receivables From and Payables To Customers

 Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements. Total unsecured and partly secured customer receivables were $341,000, $329,000, and $307,000 as of December 31, 1997, December 31, 1996, and December 31, 1995 (unaudited), respectively. An allowance for doubtful accounts, based upon specific identification, was recorded for $340,000, $304,000, and $219,000, as of December 31, 1997, December 31, 1996, and December 31, 1995 (unaudited), respectively.

NOTE 4.  Receivables From Others

 Amounts receivable from others as of:

================================================================================
(In thousands of dollars)         December 31,     December 31,     December 31,
                                     1997             1996             1995
                                                                    (unaudited)
--------------------------------------------------------------------------------
 Adjustment to record securities
  on a trade date basis, net                                           $11,249
 Others                            $ 7,760           $ 8,181             6,243
--------------------------------------------------------------------------------
Total                              $ 7,760           $ 8,181           $17,492
================================================================================

    For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

NOTE 5.  Securities Owned And Sold, But Not Yet Purchased

 Securities owned and sold, but not yet purchased consisted of the following as of:


(In thousands of dollars)         December 31,     December 31,      December 31,
                                     1997             1996              1995
                                                                     (unaudited)
-------------------------------------------------------------------------------------
                                      Sold, but         Sold, but         Sold, but
                                       not yet           not yet           not yet
                             Owned    Purchased  Owned  Purchased  Owned  Purchased
-------------------------------------------------------------------------------------
Marketable
  U.S. government and
   federal agency
   obligations            $ 18,296   $  5,482  $  6,124  $  2,923  $  7,149  $  1,191
  State and municipal bonds 94,642         57   137,223     4,976    63,882       231
  Corporate obligations      4,646      1,065     9,486       824     2,997       796
  Corporate stocks           3,061      1,836     2,171     1,352     5,982     2,189
  Options                                             1                  20
Not readily marketable
   securities, fair value      471                1,149                 556
-------------------------------------------------------------------------------------
                          $121,116   $  8,440  $156,154  $ 10,075  $ 80,586  $  4,407
=====================================================================================

 Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.

                        First Albany Companies Inc.

NOTE 6.  Investments

 At December 31, 1997 the Company owned approximately 2,037,000 common shares (35% of the shares outstanding) of Mechanical Technology Incorporated (MTI).
The Company's investment in MTI is recorded under the equity method and approximated $3,616,000, which included goodwill of approximately $783,000 which is being amortized over ten years. The Company's equity in MTI's net income, recorded on a one-quarter delay basis, was $1,168,000 for the year ended December 31, 1997 and related primarily to MTI's extinguishment of debt (reported as an extraordinary gain) and gain on sale of a division/subsidiary. For the three month period ended December 31, 1997, MTI reported an unaudited loss of approximately $1.6 million. The Company's equity in MTI's loss will be recorded in the quarter ending March 27, 1998. For the year ended December 31, 1996, the Company's equity in MTI's net income was $555,000.

 The following presents summarized financial information of MTI for the year ended September 30,1997:

          ==============================================
          Assets                             $14,756,000
          Liabilities                          6,543,000
          ----------------------------------------------
          Shareholder's equity               $ 8,213,000
          ==============================================

          ==============================================
          Revenues                           $31,980,000
          Operating income                       580,000
          Gain on sale of division/subsidiary  2,012,000
          Income before extraordinary
            items and income taxes             2,127,000
          Gain on extinguishment of
            debt, net of taxes                 2,507,000
          Net income                           4,520,000
          ==============================================

 At December 31, 1997, the aggregate market value of the Company's shares in MTI was $8,147,000. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment.

 At December 31, 1997, the Company owned 155,000 shares of META Group, Inc. The fair market value of this investment was $3,410,000. During the year ended December 31, 1997 the Company has recorded a realized gain of $770,000 and net unrealized gains of $117,000 with respect to this investment. The Company recorded an unrealized gain of $2.3 million for the year ended December 31, 1996.

NOTE 7.   Bank Loans

 Short-term bank loans are made under a variety of committed and uncommitted bank lines of credit which are limited to financing securities eligible for collateralization. This includes Company owned securities and certain customer owned securities purchased on margin, subject to certain regulatory formulas. These loans bear interest at fluctuating rates based primarily on the Federal Funds interest rate. The weighted average interest rates on these loans were 6.1%, 5.9%, and 5.7% at December 31, 1997, December 31, 1996, and December 31,
1995, respectively.

 Short-term bank loans were collateralized by Company owned securities of $75,370,000 and customers' margin account securities of $43,622,000 at December 31, 1997.

 A note for $3,208,333, which is collateralized by fixed assets, is payable in monthly principal payments of $114,583 and accrued interest. Interest is at the 90-day U.S. Treasury Securities rate (4.85% at December 31, 1997) plus 2.5%.
The note matures April 1, 2000.

                        First Albany Companies Inc.

 A note for $4,062,500, is collateralized by fixed assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day London InterBank Offered Rate ("LIBOR") (5.71875 plus 2% on December 31 ,1997). One of the more significant covenants requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of December 31, 1997 was $3,935,000 . The amount of net capital as of December 31, 1997 was $18,605,000. This note matures on March 27, 2001.

 Future annual principal loan repayment requirements as of December 31, 1997 are as follows:
               ===========================================
               (In thousands of dollars)
               -------------------------------------------
                 1998                            $2,625
                 1999                             2,625
                 2000                             1,708
                 2001                               313
               -------------------------------------------
                  Total                          $7,271
               ===========================================

NOTE 8.  Obligations under Capitalized Leases

 The Company entered into capital leases for office equipment. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1997:

             ================================================
             (In thousands of dollars)
             ------------------------------------------------
             1998                                     $   917
             1999                                         919
             2000                                         888
             2001                                         650
             2002                                         211
             ------------------------------------------------
             Total Minimum Lease Payments               3,585
             Less:  Amount Representing Interest          497
             ------------------------------------------------
             Present Value of Minimum Lease Payments   $3,088
             ================================================

NOTE 9.  Payables To Others

 Amounts payable to others as of:


(In thousands of dollars)         December 31,    December 31,    December 31,
                                     1997            1996            1995
                                                                  (unaudited)
--------------------------------------------------------------------------------
 Adjustment to record
  securities on a trade date
  basis, net                       $ 23,737        $ 39,401
 Borrowing under line-of-credit
  agreements                         10,793          13,292        $  1,300
 Others                               2,671           3,922           3,700
--------------------------------------------------------------------------------
    Total                          $ 37,201        $ 56,615        $  5,000
================================================================================


                        First Albany Companies Inc.

 For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

NOTE 10. Subordinated Debt

 During 1997, the Company increased its subordinated debt by $2,500,000. This debt bears interest at 8.75%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 26,891 shares of the Company's stock at $18.594 per share. This right expires December 31, 2002.

 The Company also has an additional subordinated debt of $5,000,000 which bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 88,200 shares of the Company's stock at $11.34 per share. This right expires December 31, 2002.

     Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required net capital. The amount of required net capital as of December 31, 1997 was $3,935,000. The amount of net capital as of December 31, 1997 was $18,605,000.

NOTE 11. Stockholders' Equity

 During 1997, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, and also declared and issued two 5% common stock dividends.

 In January 1998, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 26, 1998, to shareholders of record on February 12, 1998.

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

 The components of income taxes are:

=======================================================================================
                                                          Three-Months
(In thousands of dollars)    December 31,   December 31,   December 31,   September 29,
                                1997           1996           1995            1995
---------------------------------------------------------------------------------------
Federal
 Current                      $  (956)        $ 2,455       $   260         $  2,051
 Deferred                       1,642              (3)          416             (904)
State and local
 Current                          181             991            82            1,097
 Deferred                         609             149           171             (374)
---------------------------------------------------------------------------------------
   Total income taxes         $ 1,476         $ 3,592       $   929         $  1,870
=======================================================================================


                        First Albany Companies Inc.

 The reasons for the difference between the expected income tax expense using the federal statutory rate and the income tax expense are as follows:


                                                               Three-Months
(In thousands of dollars)       December 31,    December 31,    December31,    September 29,
                                   1997            1996            1995            1995
--------------------------------------------------------------------------------------------
Income taxes
  at federal statutory rate       $ 1,167         $ 3,092        $   844          $ 1,775
State and local income taxes,
  net of federal income taxes         439             753            167              477
Tax-exempt interest income, net      (405)           (420)          (126)            (514)
Non-deductible expenses               275             167             44              132
--------------------------------------------------------------------------------------------
  Total income taxes              $ 1,476         $ 3,592        $   929          $ 1,870
============================================================================================

 The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

     ===========================================================================
     (In thousands of dollars)       December 31,   December 31,   December 31,
                                        1997           1996            1995
                                                                    (unaudited)
     ---------------------------------------------------------------------------
     Receivables                      $  149         $  128           $   67
     Securities held for investment     (915)          (964)            (262)
     Fixed assets                          9            486              309
     Deferred compensation               577          1,631            1,633
     Other                              (600)           190             (130)
     ---------------------------------------------------------------------------
     Total deferred tax
       assets (liablities)            $ (780)        $1,471           $1,617
     ===========================================================================

 The Company has not recorded a valuation allowance for deferred tax assets since income in the carryback period is sufficient to realize the benefit of future deductions.

NOTE 13. Employee Benefit Plans

 The Company maintains a deferred profit sharing plan (Internal Revenue Code
Section 401(k) Plan) which permits eligible employees to defer a percentage of their compensation. Company contributions to eligible participants may be made at the discretion of the Board of Directors. During the years ended December 31, 1997, December 31, 1996, the transitional period ending December 31, 1995, and the year ended September 29, 1995, the Company contributed $107,000, $103,000, $0, and $140,000, respectively.

 The Company also maintains an Employee Stock Bonus Plan (Internal Revenue Code
Section 401(a)) which permits eligible employees to contribute up to 8% of their compensation on an after-tax basis. The Company makes matching contributions equal to a percentage of each employee's contributions. Company contributions vest in accordance with the Plan and are tax deferred until withdrawal.
Employee and Company contributions are invested solely in the common stock of the Company. During the years ended December 31, 1997, December 31, 1996, the transitional period ending December 31, 1995, and the year ended September 29, 1995, the Company contributed $788,000, $617,000, $163,000, and $408,000, respectively.

                        First Albany Companies Inc.

NOTE 14. Incentive Plans

 In 1982, the Company established a Stock Incentive Plan (the "1982 Plan") which, as amended by stockholders in 1987, authorized issuance of options to officers and key employees of the Company to purchase up to 800,000 shares of common stock. On February 27, 1989, stockholders approved adoption of the First Albany Companies Inc. 1989 Stock Incentive Plan (the "1989 Plan"). Coincident with the adoption of the 1989 Plan, the 1982 Plan was terminated. Options previously granted under the 1982 Plan remain valid in accordance with the terms of the grant of such options; however, the grant of new options under the 1982 Plan was ended. Both the 1982 Plan and 1989 Plan enable the Company to grant incentive stock options (ISOs) which meet the requirements of Section 422A of the Internal Revenue Code of 1954, as amended, and nonqualified stock options (NSOs). ISOs are granted at prices not less than fair value at the date of the grant; NSOs may be issued at prices less than fair market value. ISOs and NSOs may not have a term of more than ten years. Under certain conditions, the Company is required to purchase shares issued under this Plan at prices ranging from the original exercise or award price to the greater of the then book or market value. If NSOs are exercised, the difference between the option price and the selling price will be recognized as an expense in the income statement.

 In addition, under the 1989 Plan, stock appreciation rights (SARs) may be granted in tandem with ISOs or NSOs. SARs may be exercised only if the related options (or portions thereof) are surrendered and at such time as the fair market value of the shares underlying the option exceeds the option price for such shares. Upon exercise of SAR and surrender of the related option, an employee will be entitled to receive an amount equal to the excess of the fair market value of one share at the time of such surrender over the option price per share specified in such option times the number of such shares called for by the option, or portion thereof, which is so surrendered. Payment may be made in cash, shares of common stock, or a combination thereof. SARs may not be exercised before six months from date of grant. As of December 31, 1997, no SARs have been granted.

 Option transactions for the 39 month period ended December 31, 1997 under the 1982 Plan were as follows: (all are ISOs)

                                             Shares           Weighted Average
                                             Subject              Exercise
                                            to Option              Price
--------------------------------------------------------------------------------
Balance at September 30, 1994                31,600               $ 4.95
Options granted                               2,908                 4.60
Options exercised                           (11,605)                4.76
--------------------------------------------------------------------------------
Balance at September 29, 1995                22,903                 4.47
Options granted                               1,145                 4.08
Options exercised                            (4,923)                4.26
--------------------------------------------------------------------------------
Balance at December 31, 1995                 19,125                 4.04
Options granted                               1,959                 3.75
Options exercised                            (4,022)                3.55
--------------------------------------------------------------------------------
Balance at December 31, 1996                 17,062                 3.73
Options granted                                 967                 3.15
Options exercised                            (8,654)                4.04
--------------------------------------------------------------------------------
Balance at December 31, 1997                  9,375               $ 3.07
================================================================================

 There were no shares available for grants of options under the 1982 Plan at December 31, 1997; December 31, 1996; December 31, 1995; and September 29, 1995. During calendar year 1997, the

                         First Albany Companies Inc.

Company declared two 5% common stock dividends. These dividends resulted in an additional 967 options authorized. All shares subject to options were exercisable at the end of each period presented. At December 31, 1997, options outstanding and exercisable under the 1982 Plan had an average exercise price of $3.07 and an average remaining contractual life of 1.01 years.

 Option transactions for the 39 month period ended December 31, 1997 under the 1989 Plan were as follows: (all are ISOs)

                                          Shares              Weighted Average
                                          Subject                Exercise
                                         to Option                Price
--------------------------------------------------------------------------------
Balance at September 30, 1994             567,483                 $ 5.86
Options granted                           199,454                   7.28
Options exercised                         (46,646)                  4.59
Options terminated                           (479)                  4.51
--------------------------------------------------------------------------------
Balance at September 29, 1995             719,812                   5.85
Options granted                            47,569                   6.06
Options exercised                          (1,447)                  7.14
--------------------------------------------------------------------------------
Balance at December 31, 1995              765,934                   5.60
Options granted                           262,441                   8.51
Options exercised                        (132,255)                  4.39
Options terminated                        (51,359)                  6.59
--------------------------------------------------------------------------------
Balance at December 31, 1996              844,761                   6.11
Options granted                           681,161                  10.03
Options exercised                        (164,230)                  5.15
Options terminated                        (50,616)                  8.40
--------------------------------------------------------------------------------
Balance at December 31, 1997            1,311,076                 $ 7.46
================================================================================

 During calendar year 1997, the Company declared two 5% common stock dividends. These dividends resulted in an additional 153,143 options authorized.

 There were 283,023; 760,402; 337,501; and 332,456 shares available for grants of options at December 31, 1997, December 31, 1996, December 31, 1995, and September 29, 1995, respectively.

 The following table summarizes information about stock options outstanding under the 1989 Plan at December 31, 1997:

                 -----------Outstanding---------   ----Exercisable------
Exercise                                 Average               Average
Price                      Average Life  Exercise              Exercise
Range            Shares      (years)      Price     Shares        Price

$3.18-$3.95      330,825      3.44        $3.46    330,825       $3.46
$5.88-$6.70      198,368      5.44         6.63    191,332        6.66
$8.42-$10.20     781,883      7.73         9.36     80,176        8.78
--------------------------------------------------------------------------------
               1,311,076      6.30        $7.46    602,333       $5.19
================================================================================

 At December 31, 1997 1,311,076 options were outstanding of which 828,744 were ISOs and 482,332 were NSOs.

                      The First Albany Companies Inc.

 At December 31, 1997, 602,333 options with an average exercise price of $5.19 were exercisable; at December 31, 1996, 581,290 options with an average exercise price of $5.01 were exercisable; at December 31, 1995, 634,204 options with an average exercise price of $5.27 were exercisable; and at September 29, 1995, 557,442 options with an average exercise price of $5.41 were exercisable.

 The Company has elected to follow Accounting Principals Board No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for the stock option plans. Under APB 25, no compensation cost has been recognized in calendar year 1997, calendar year 1996, short period 1995 and fiscal year 1995. Had compensation cost and fair value been determined pursuant to Financial Accounting Standard No. 123 (FAS 123) "Accounting for Stock-Based Compensation", net income would have decreased from $1,956,000 to $1,557,000 in calendar year 1997, $5,500,000 to $5,388,000 in calendar year 1996, $1,553,000 to $1,530,000 in the transitional period 1995 and from $3,350,000 to $3,281,000 in fiscal year 1995. Basic earnings per share would decrease from $0.34 to $0.27 in calendar year 1997, $1.00 to $0.98 in calendar year 1996, was unchanged in the short year 1995 and from $0.61 to $0.60 in fiscal year 1995. Dilutive earnings per share would decrease from $0.31 to $0.25 in calendar year 1997, $0.93 to $0.91 in calendar year 1996, was unchanged in the short year 1995 and from $0.59 to $0.57 in fiscal year 1995. The initial impact of FASB 123 on pro forma earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year.

 The weighted average fair value of options granted during 1997, 1996 and 1995 under FAS 123 was $5.53, $3.21 and $2.45, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of 1.5% for 1997, and 2.76% for both 1996 and 1995; expected volatility of 59.4% for 1997, and 54.7% for both 1996 and 1995; risk-free interest rates of 5.50% in 1997, 5.17% to 6.26% in 1996, and 5.38% to 6.66% in
1995; and expected lives of 5.0, 2.6 and 1.2 years for 1997, 1996 and 1995, respectively.

 In 1992, the Company established the First Albany Companies Inc. Restricted Stock Plan which authorized the issuance of up to 390,805 shares of common stock (adjusted for all stock dividends) to certain key employees of the Company. Awards under this plan expire over a four-year period after the award date and are subject to certain restrictions including continued employment. As of December 31, 1997, December 31, 1996 and December 31, 1995, 153,229, 105,226
and 36,880 shares respectively, have been awarded under this plan. The fair market value of the awards will be amortized over the period in which the restrictions are outstanding.

 The Company has various other incentive programs which are offered to eligible employees. These programs consist of cash incentives and deferred bonuses. Amounts awarded vest over periods ranging from three to five years. Costs are amortized over the vesting period and aggregated $1,271,000 in 1997, $1,983,000 in 1996, $395,000 in the transitional period ending December 31, 1995, and $1,343,000 for the year ended September 29, 1995.


NOTE 15. Commitments and Contingencies

 The Company's headquarters, sales offices, and certain office and communication equipment are leased under noncancellable operating leases, which expire at various times through 2008. Future minimum annual rentals payable are as follows:


                      The First Albany Companies Inc.

                     ==============================
                     (In thousands of dollars)
                     1998                  $ 7,500
                     1999                    7,575
                     2000                    5,459
                     2001                    4,896
                     2002                    3,431
                     Thereafter             15,937
                     ------------------------------
                      Total                $44,798
                     ==============================

 Annual rental expense including utilities for the year ended December 31, 1997, December 31, 1996, the transitional period ending December 31, 1995, and the fiscal year ended September 29, 1995 approximated $5,565,000, $4,175,000, $906,000, and $3,630,000, respectively.

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

 The Corporation has been named in a lawsuit relating to certain real estate investments (in which the provider of these investments was also named) for which the Corporation acted as placement agent. Plaintiff claims damages of approximately $16 million and the right to treble damages under the Indiana RICO statute. The Corporation intends to vigorously defend this action. Management believes that the risk of any possible liability to the Corporation cannot be currently estimated. At this time, based on advice of counsel, management believes that resolution of this matter will not have a material effect on the inancial position of the Corporation, although it may have a material effect on the results of operations in the period in which it is resolved. The case is currently scheduled for trial in early 1999.

 The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with security clearing activities, totaling $3,200,000 at December 31, 1997. In December 1997, the Company entered into an agreement guaranteeing a note for $800,000 which is collateralized by assets where the fair value approximates $700,000.

NOTE 16. Net Capital Requirements

 The Corporation is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. The Corporation has elected to use the alternative method, permitted by the Rule, which requires that the Corporation maintain a minimum net capital equal to 2 percent of aggregate debit balances arising from customer transactions, as defined. At December 31, 1997, the Corporation had net capital of $18,605,000 which equaled 9.5% of aggregate debit balances and $14,670,000 in excess of required minimum net capital.

                         First Albany Companies Inc.

NOTE 17. Financial Instruments with Off-Balance-Sheet Risk

 In the normal course of business, the Company's customer and correspondent clearing activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations, and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

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

NOTE 18. Concentrations of Credit Risk

 The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the credit worthiness of the counterparty or issuer of the instrument. The Company seeks to control credit risk by

                       First Albany Companies Inc.

following an established credit approval process, monitoring credit limits, and requiring collateral where appropriate.

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

NOTE 19. Fair Value of Financial Instruments

 The financial instruments of the Company are reported on the statement of financial condition at market or fair value or at carrying amounts that approximate fair value, due to the short term nature of the financial instruments, with the exception of its investment in MTI (Note 6) and its subordinated debt. The fair value of subordinated debt at December 31, 1997 approximates its carrying value based on current rates available.


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

(In thousands of dollars)     Year Ended       Year Ended     Three-Months      Year Ended
                             Dec. 31, 1997   Dec. 31, 1996    Dec. 31,1995    Sept.29, 1995
--------------------------------------------------------------------------------------------
Trading Profits-State
 and Municipal Bonds           $ 6,840          $ 2,032         $ 2,345          $ 5,068
Index Futures Hedging           (2,061)             594            (457)          (1,350)
Trading Profits-Corporate Stocks                                                   1,159
Options                                                                             (206)
--------------------------------------------------------------------------------------------
Net Revenues                   $ 4,779          $ 2,626         $ 1,888          $ 4,671
============================================================================================

 As of December 31, 1997, the contractual or notional amounts related to these financial instruments were as follows:

================================================================================
(In thousands of dollars)     Average Notional or     Year End Notional or
                             Contract Market Value    Contract Market Value
--------------------------------------------------------------------------------
Index Futures Contracts            ($12,401)                ($14,994)
--------------------------------------------------------------------------------

 As of December 31, 1996, the contractual or notional amounts related to these financial instruments were as follows:

================================================================================
(In thousands of dollars)     Average Notional or     Year End Notional or
                             Contract Market Value    Contract Market Value
--------------------------------------------------------------------------------
Index Futures Contracts            ($7,750)                 ($5,881)
--------------------------------------------------------------------------------

                       First Albany Companies Inc.

 As of December 31, 1995, the contractual or notional amounts related to these financial instruments were as follows:

================================================================================
(In thousands of dollars)      Average Notional or    Year End Notional or
                              Contract Market Value   Contract Market Value
--------------------------------------------------------------------------------
Index Futures Contracts              ($4,929)                ($10,668)
--------------------------------------------------------------------------------

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

NOTE 21. New Accounting Standards

 Financial Accounting Standards Board No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, which would be effected for all transfers after December 31, 1997, addresses several matters that have a significant impact of the Broker/Dealer industry. It addresses how and when to record transferred assets, transfers of partial interest, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfer of receivables with recourse, and extinguishment of liabilities, collateral, repurchase agreements and how to amortize servicing assets and liablities. Management has reviewed this statement and has determined that it has no material effect on the presentation of the consolidated financial statements.

 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively, Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

                        FIRST ALBANY COMPANIES INC.

                            SUPPLEMENTARY DATA
                     SELECTED QUARTERLY FINANCIAL DATA
                                (Unaudited)
              (In thousands of dollars, except per share data)

                                             Quarters Ended
--------------------------------------------------------------------------------
1997 - Calendar Year               Mar. 28     June 27     Sep. 26     Dec. 31
--------------------------------------------------------------------------------
Total revenues                    $ 42,059    $ 45,770    $ 49,741    $ 55,402
 Interest expense                   (8,424)     (9,516)    (10,172)    (10,503)
--------------------------------------------------------------------------------
Net revenues                        33,635      36,254      39,569      44,899
 Total expenses (excluding
   interest)                       (33,605)    (35,933)    (38,418)    (43,499)
--------------------------------------------------------------------------------
Income before income taxes              30         321       1,151       1,400
 Income tax expense                     36        (130)       (545)       (612)
--------------------------------------------------------------------------------
Income before extraordinary items       66         191         606         788
 Extraordinary gain (net of taxes)     305
--------------------------------------------------------------------------------
Net income                        $    371    $    191    $    606    $    788
================================================================================
Net income per common
 and common equivalent share:
    Basic                         $   0.07    $   0.03    $   0.11    $   0.14
    Dilutive                      $   0.06    $   0.03    $   0.09    $   0.12

                                                     Quarters Ended
--------------------------------------------------------------------------------
1996 - Calendar Year               Mar. 29     June 28     Sep. 27     Dec. 31
--------------------------------------------------------------------------------
Total revenues                    $ 40,290    $ 42,213    $ 37,951    $ 47,738
 Interest expense                   (4,954)     (5,173)     (5,972)     (9,932)
--------------------------------------------------------------------------------
Net revenues                        35,336      37,040      31,979      37,806
 Total expenses (excluding
   interest)                       (32,479)    (34,460)    (30,375)    (35,756)
--------------------------------------------------------------------------------
Income before income taxes           2,857       2,580       1,604       2,050
 Income tax expense                 (1,103)       (995)       (673)       (821)
--------------------------------------------------------------------------------
Net income                        $  1,754    $  1,585     $   931    $  1,229
================================================================================
Net income per common
 and common equivalent share:
  Basic                           $   .31     $   .29      $   .17    $    .22
  Dilutive                        $   .29     $   .27      $   .16    $    .21


                                                            Three months ended
--------------------------------------------------------------------------------
1995 - Transitional Period                                             Dec. 31
--------------------------------------------------------------------------------
Total revenues                                                        $ 37,404
 Interest expense                                                       (6,631)
--------------------------------------------------------------------------------
Net revenues                                                            30,773
 Total expenses (excluding interest)                                   (28,291)
--------------------------------------------------------------------------------
Income before income taxes                                               2,482
 Income tax expense                                                        (929)
--------------------------------------------------------------------------------
Net income                                                            $  1,553
================================================================================
Net income per common
  and common equivalent share:
    Basic                                                             $    .28
    Dilutive                                                          $    .26


                        FIRST ALBANY COMPANIES INC.

 All per share figures have been restated for common stock dividends paid. The sum of the quarters' earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------
     None.


                                 PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

Except as set forth below, the information required by this item will be contained under the caption "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 14, 1998. Such information is incorporated herein by reference to the proxy statement.

Information (not included in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders) regarding certain executive officers of the Company is as follows:

Timothy R. Welles, age 38, joined the Company in July, 1997 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Welles was Executive Vice President, Chief Operating Officer and a member of the Board of Directors of InteliData Technologies Corp. and its predecessor company, Colonial Data Technologies Corp., from February 1996 through July 1997. Prior to that, Mr. Welles was Senior Vice President - Investment Banking at First Albany Corporation since 1993.

Stephen P. Wink, age 39, joined First Albany in 1996. He has been Secretary and General Counsel of the Company since August 1997. Mr. Wink has been Senior Vice President, General Counsel and Secretary of First Albany Corporation since 1996, and was Assistant Secretary of the Company from 1996 through July 1997. Before joining First Albany, Mr. Wink was an attorney for the law firm of Cleary, Gottlieb, Steen & Hamilton since prior to 1993.

Item 11. Executive Compensation.
--------------------------------

The information required by this item will be contained under the caption "Compensation of Executive Officers and Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 14, 1998. Such information is incorporated herein by reference to the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 14, 1998. Such information is incorporated herein by reference to the proxy statement.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 14, 1998. Such information is incorporated herein by reference to the proxy statement.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.
-------------------------------------------------------------------------

(a) (1)  The following financial statements are included in Part II, Item 8:

         Report of Independent Accountants

         Financial Statements:

         Consolidated Statements of Income For the Calendar
          Years Ended December 31, 1997, and
          December 31, 1996; the three-month
          Transition Period ended December 31, 1995; and the Fiscal Year Ended September 29, 1995

         Consolidated Statements of Financial Condition as of December 31, 1997, December 31, 1996 and December 31, 1995 (unaudited)

         Consolidated Statements of Changes in Stockholders'
          Equity for the Calendar Years Ended December 31,
          1997 and December 31, 1996; the three-month
          Transition Period ended December 31, 1995, and the Fiscal Year Ended September 29, 1995

        Consolidated Statements of Cash Flows for the
         Calendar Years Ended December 31, 1997 and
         December 31, 1996; the Three-month Transition
         Period ended December 31, 1995; and the Fiscal
         Year Ended September 29, 1995,

        Notes to Consolidated Financial Statements

    (2) The following financial statement schedule for the periods 1997, 1996, and 1995 are submitted herewith:

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

    (3)  Exhibits included herein:

Exhibit
Number         Description
------         -----------
3.1 Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No. 3.1 to Registration Statement No. 33-1353).

3.2 By-laws of First Albany Companies Inc. (filed as Exhibit No. 3.2 to Registration Statement No. 33-1353).

3.2a By-laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2a to Form 10-K for the fiscal year ended September 24,
         1993).

3.2b By-laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2b to Form 10-K for the calendar year ended December 31,
         1996).

3.2c By-laws of First Albany Companies Inc., as amended (restated for purpose of this filing).

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

10.19 Term Loan Agreement dated March 29, 1996 between First Albany Companies Inc. and OnBank Trust & Co. (Filed as Exhibit 10.19 to Form 10K for calendar year ended December 31,1996).

10.20    Subordinated Loan Agreement dated September 16, 1996 between
         First Albany Companies Inc. and Sharon M. Duker.  (Filed as Exhibit
         10.20 to Form 10K for calendar year ended December 31, 1996).

10.20a Subordinated Loan Agreement between First Albany Companies Inc. and Sharon M. Duker as amended effective December 23, 1997.

10.21 Master Equipment Lease Agreement dated September 25, 1996 between First Albany Companies Inc. and KeyCorp Leasing Ltd. (Filed as
         Exhibit 10.21 to Form 10K for calendar year ended December 31, 1996).

10.22    Lease dated March 21, 1996, between First Albany Companies Inc.
         and Mid-City Associates for office space at One Penn Plaza, New York, New York. (Filed as Exhibit 10.22 to Form 10K for calendar year ended December 31, 1996).

10.23 Subordinated Loan Agreement dated December 23, 1997 between First Albany Companies Inc. and Sharon M. Duker.

10.24    First Albany Companies Inc. Executive Officers Deferred
         Compensation Plan and First Albany Companies Inc. Investment Executive Deferred Compensation Plan effective January 7, 1998 (filed as Registration Statement No. 333-43825 (Form S-8) dated January 7, 1998).

11       Computation of per share earnings.

21       List of Subsidiaries of First Albany Companies Inc.

23       Consent of Coopers & Lybrand L.L.P.

27       Financial Data Schedule BD

(b)      Reports on Form 8-K:
         No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

(c)      Exhibits:
         The exhibits to this report are listed in section (a)(3) of Item 14 above.

(d)      Financial Statement Schedules:
         The financial statement schedules filed with this report are listed in section (a)(2) of Item 14 above.


                        FIRST ALBANY COMPANIES INC.



             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
            PERIODS ENDED DECEMBER 31, 1997, DECEMBER 31, 1996,
                DECEMBER 31, 1995,  AND SEPTEMBER 29, 1995


     COL. A              COL. B         COL. C        COL. D      COL. E
--------------------------------------------------------------------------------
                                       Additions
                       Balance at     Charged to                  Balance
                       Beginning       Costs and                  at End of
     Description       of Period       Expenses     Deductions     Period
--------------------------------------------------------------------------------
Allowance for doubtful
 accounts -- deducted
 from receivables from
 customers:

Calendar Year  1997    $ 304,000     $ 120,000      $  84,000    $  340,000

Calendar Year  1996    $ 219,000     $ 120,000      $  35,000    $  304,000

Three Month
Transition
Period         1995    $ 125,000     $  94,000      $       0    $  219,000

Fiscal Year    1995    $ 106,000     $ 120,000      $ 101,000    $  125,000


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIRST ALBANY COMPANIES INC.

                         By:/s/ GEORGE C. MCNAMEE
                            ---------------------
                            George C. McNamee,
                  Chairman and Co-Chief Executive Officer

                          Date:  March 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signature                     Title                            Date

/s/ GEORGE C. MCNAMEE       Chairman and Co-Chief              March 23, 1998
---------------------         Executive Officer
    George C. McNamee


/s/ ALAN P. GOLDBERG        President and Co-Chief             March 23, 1998
---------------------         Executive Officer
    Alan P. Goldberg


/s/ TIMOTHY R. WELLES       Chief Financial Officer            March 23, 1998
---------------------         (Prinicpal Accounting Officer)
    Timothy R. Welles


/s/ HUGH A. JOHNSON, JR.    Senior Vice President and Director March 23, 1998
------------------------
    Hugh A. Johnson, Jr.

                            Director                                   , 1998
------------------------
     Peter Barton

/s/ J. ANTHONY BOECKH       Director                           March 23, 1998
---------------------
    J. Anthony Boeckh

/s/ WALTER M. FIEDEROWICZ   Director                           March 23, 1998
-------------------------
    Walter M. Fiederowicz

                            Director                                   , 1998
------------------------
     Daniel V. McNamee

/s/ CHARLES L. SCHWAGER     Director                           March 23, 1998
-----------------------
    Charles L. Schwager

/s/ BENAREE P. WILEY        Director                           March 23, 1998
-----------------------
    Benaree P. Wiley


