Form 10-K/A
period 1997-12-31
FIRST ALBANY COMPANIES INC
filed 1998-04-09
CIK 782842

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997        Commission file number 014140

              F I R S T   A L B A N Y   C O M P A N I E S   I N C .
             (Exact name of registrant as specified in its charter)

     New York                                                 22-2655804
---------------------------                                 -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

30 S. Pearl Street, Albany, New York                           12207
------------------------------------                         ----------------
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (518) 447-8500
                                                           ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                        which registered

        none                                                     none
-------------------                                   -----------------------

Securities registered pursuant to Section 12(g) of the Act:

Common stock par value $.01 per share
-----------------------------------------------------------------------------
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X     No
                                        ---------

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

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

         Index to Financial Statements and Supplementary Data



                                                                     Page

         REPORT OF INDEPENDENT ACCOUNTANTS                            3

     (This Form-10K/A is being filed to correct a typographical error on the date of the Report of Independent Accountants that was made at the time the original document was edgarized).


                       Report of Independent Accountants





Board of Directors and Stockholders
First Albany Companies Inc.


We have audited the consolidated statements of financial condition of First Albany Companies Inc. as of December 31, 1997 and 1996 and the related statements of income, changes in stockholder's equity and cash flows for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 29, 1995 and the financial statement schedule listed in Item14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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


Albany, New York
February 13, 1998