Form 10-Q
period 1998-03-27
FIRST ALBANY COMPANIES INC
filed 1998-05-08
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 27, 1998
                     --------------------------------


                      Commission file number 0-14140


            First Albany Companies Inc.
     ----------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            New York                                         22-2655804
     ----------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                     Identification No.)

            30 South Pearl St., Albany, NY                        12207
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

                                        Yes      X       (1) No
                                           -----------         ----------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        5,886,808 Shares of Common Stock were outstanding as of the close
        -----------------------------------------------------------------
of business on April 22, 1998.
------------------------------

               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                          PAGE

        Part I - Financial Information

            Item 1. Financial Statements

               Condensed Consolidated Statements of
                Financial Condition at March 27, 1998
                and December 31, 1997...................    3

               Condensed Consolidated Statements of
                Operations for the Three Months Ended
                   March 27, 1998 and March 27, 1997....    4

               Condensed Consolidated Statements of
                Cash Flows for the Three Months Ended
                   March 27, 1998 and March 27, 1997....    5-6

               Notes to Condensed Consolidated Financial
                Statements..............................    7-12

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations..........................    13-17

        Part II - Other Information

            Item 1.  Legal Proceedings..................    18

            Item 6.  Exhibits and Reports on Form 8-K...    18-21


                        FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            March 27,
                                              1998                December 31,
(In thousands of dollars)                 (Unaudited)                1997
--------------------------------------------------------------------------------
Assets
 Cash                                     $  1,756                 $    951
 Cash and securities segregated
  under federal regs.                          260
 Securities purchased under agreement
  to resell                                    999                    5,299
 Securities borrowed                       514,332                  468,786
 Receivables from:
  Brokers, dealers and clearing agencies     7,865                    4,421
  Customers                                200,671                  182,976
  Others                                    30,063                    7,760
 Securities owned                          121,520                  121,116
 Investments                                 7,990                    7,026
 Office equipment and leasehold
  improvements, net                         13,334                   14,057
 Other assets                               16,854                   19,529
--------------------------------------------------------------------------------
Total assets                              $915,644                 $831,921
================================================================================

Liabilities and Stockholders' Equity

Liabilities
 Short-term bank loans                    $159,202                 $ 99,702
 Securities sold under agreement to
  repurchase                                                            891
 Securities loaned                         602,705                  547,847
 Payables to:
  Brokers, dealers and clearing agencies     7,694                    2,955
  Customers                                 41,905                   49,181
  Others                                    15,115                   37,201
 Securities sold but not yet purchased       3,463                    8,440
 Accounts payable                            5,943                    4,196
 Accrued compensation                       10,044                   13,025
 Accrued expenses                            5,920                    6,076
 Notes payable                               6,615                    7,271
 Obligations under capitalized leases        3,205                    3,088
--------------------------------------------------------------------------------
Total liabilities                          861,811                  779,873
--------------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                            7,500                    7,500
--------------------------------------------------------------------------------
Stockholders' Equity
 Common stock                                   59                       59
 Additional paid-in-capital                 33,153                   33,024
 Retained earnings                          13,333                   12,070
 Less treasury stock at cost                  (212)                    (605)
--------------------------------------------------------------------------------
Total stockholders' equity                  46,333                   44,548
--------------------------------------------------------------------------------
Total liabilities and stockholders'
 equity                                   $915,644                 $831,921
================================================================================

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

(In thousands of dollars except for
  per share and oustanding                           Three Months Ended
  share amounts)                                March 27,           March 27,
                                                  1998                1997
--------------------------------------------------------------------------------
Revenues
 Commissions                                   $ 14,707             $ 11,581
 Principal transactions                          22,045               14,566
 Investment banking                               6,124                3,196
 Interest                                        11,213               10,052
 Fees and other                                   3,009                2,664
--------------------------------------------------------------------------------
Total revenues                                   57,098               42,059
  Interest expense                                9,105                8,424
--------------------------------------------------------------------------------
Net revenues                                     47,993               33,635
--------------------------------------------------------------------------------

Expenses (excluding interest)
 Compensation and benefits                       34,504               22,888
 Clearing, settlement and brokerage costs           868                  738
 Communications and data processing               3,224                3,129
 Occupancy and depreciation                       3,225                3,107
 Selling                                          1,827                1,755
 Other                                            2,079                1,988
--------------------------------------------------------------------------------
Total expenses (excluding interest)              45,727               33,605
--------------------------------------------------------------------------------
Income before income taxes                        2,266                   30
 Income tax (recovery) expense                      859                  (36)
--------------------------------------------------------------------------------
Income before extraordinary items                 1,407                   66
--------------------------------------------------------------------------------
Extraordinary gain, net of taxes                      0                  305
--------------------------------------------------------------------------------
Net Income                                     $  1,407             $    371
================================================================================

Basic Earnings Per Share:
 Income before extraordinary gain              $   0.23             $   0.01
 Extraordinary gain                                0.00                 0.05
--------------------------------------------------------------------------------
Net Income                                     $   0.23             $   0.06
================================================================================

Dilutive Earnings Per Share:
 Income before extraordinary gain              $   0.21             $   0.01
 Extraordinary gain                                0.00                 0.05
--------------------------------------------------------------------------------
Net Income                                     $   0.21             $   0.06
================================================================================

Weighted average common
 and common equivalent
 shares outstanding:
  Basic                                       6,176,490            5,953,276
  Dilutive                                    6,840,488            6,352,324
================================================================================
Dividend per common share
 outstanding                                   $   0.05             $   0.05
================================================================================

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Three Months Ended
                                                    March 27,        March 27,
(In thousands of dollars)                             1998             1997
--------------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                         $  1,407         $    371
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                        1,130            1,054
  Deferred income taxes                                   42              891
  Undistributed (earnings) loss of affiliate             579             (620)
  Unrealized investment (gain) loss                   (1,574)             133
  Realized gain (loss) on sale of investments            (54)
(Increase) decrease in operating assets:
  Cash and securities segregated under federal regs.    (260)          (2,000)
  Securities purchased under agreement to resell       4,300           (3,728)
  Securities sold under agreement to repurchase         (891)
  Net receivables from customers                     (24,971)         (29,233)
  Net receivables from brokers and dealers             1,295
  Net receivables from others                        (46,888)
  Securities owned, net                               (5,381)          71,972
  Other assets                                         2,633           (1,957)
Increase (decrease) in operating liabilities:
  Securities loaned, net                               9,312            8,629
  Net payables to brokers, dealers, and
   clearing agencies                                                    1,753
  Net payables to others                                              (35,706)
  Accounts payable and accrued expenses               (1,390)          (9,393)
--------------------------------------------------------------------------------
Net cash provided by (used in) operating
  activities                                         (60,711)           2,166
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of furniture, equipment, and leaseholds       (34)          (2,370)
  (Increase) decrease in investments                                      (15)
  Proceeds from sale of investments                       66
--------------------------------------------------------------------------------
Net cash provided by (used in) investing activities       32           (2,385)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds (payments) of short-term bank loans        59,500           (3,400)
  Proceeds of notes payable                                             5,000
  Payments on notes payable                             (656)            (343)
  Payments of obligations under capitalized leases      (237)             (90)
  Proceeds from issuance of common stock from treasury   544              478
  Proceeds from issuance of restricted stock             129
  Net increase/(decrease) from borrowing under
   line-of-credit agreements                           2,499           (2,773)
  Dividends paid                                        (295)            (258)
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities   61,484           (1,386)
--------------------------------------------------------------------------------

       See notes to the condensed consolidated financial statements.

                       FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                (continued)

                                                       Three Months Ended
                                                    March 27,        March 27,
(In thousands of dollars)                            1998             1997
--------------------------------------------------------------------------------

Increase (decrease) in cash                             805            (1,605)
Cash at beginning of the year                           951             4,005
--------------------------------------------------------------------------------
Cash at end of period                              $  1,756          $  2,400
================================================================================

In 1998, the Company entered into capital leases for office and computer equipment totaling approximately $354,000.

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1.   Basis of Presentation
     ---------------------

 In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of those for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1997.

 Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

2.   Earnings Per Common Share
     -------------------------

 Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were:

                                                       Three Months Ended
                                                    March 27,        March 27,
(In thousands of dollars, except per share amounts)  1998              1997
--------------------------------------------------------------------------------
Net income                                          $  1,407         $    371
--------------------------------------------------------------------------------
Weighted average shares
 for basic earnings per share                          6,176            5,953
Effect of dilutive common
 equivalent shares                                       664              399
--------------------------------------------------------------------------------
Weighted average shares and
 dilutive common equivalent shares
 for dilutive earnings per share                       6,840            6,352
================================================================================

Basic earnings per share                            $   0.23         $   0.06
Dilutive earnings per share                         $   0.21         $   0.06

3.   Investments
     -----------

 At March 27, 1998 the Company owned approximately 2,037,000 common shares (35% of the shares outstanding) of Mechanical Technology Incorporated
(MTI). The Company's investment in MTI is recorded under the equity method and approximated $3,018,000, which included goodwill of approximately $764,000 which is being amortized over 10 years. The Company's equity in MTI's net loss, recorded on a one-quarter delay basis, was $579,000 for the three months ended March 27, 1998 and related primarily to a loss from discontinued operations.


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

 The following presents unaudited summarized financial information of MTI for the three months ended December 31, 1997:

          (in thousands of dollars)
          ========================================
          Assets                          $ 11,154
          Liabilities                        4,618
          ----------------------------------------
          Shareholder's equity            $  6,536
          ========================================

          Revenues                        $  3,250
          Operating income                   (242)
          Loss before extraordinary items
           and income taxes                  (186)
          Loss from discontinued operations,
           net of taxes                    (1,493)
          Net loss                        $(1,679)
          ========================================

 At March 27, 1998 the aggregate market value of the Company's shares of MTI stock was $16,421,000. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment.

 At March 27, 1998, the Company owned 153,000 shares of META Group, Inc. The fair market value of this investment was $4,972,000. During the three months ended March 27, 1998 the Company has recorded a realized gain of $54,000 and unrealized gains of $1,574,000 with respect to this investment.

4.   Receivables from Others
     -----------------------

  Amounts receivable from others as of:

                                                 March 27,        December 31,
(In thousands of dollars)                          1998              1997
--------------------------------------------------------------------------------
  Adjustment to record securities owned on
   a trade date basis, net                       $23,666
  Others                                           6,397            $ 7,760
--------------------------------------------------------------------------------
  Total                                          $30,063            $ 7,760
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


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

  5. Payables to Others
     ------------------

 Amounts payable to others as of:

                                                 March 27,        December 31,
(In thousands of dollars)                          1998              1997
================================================================================
  Adjustment to record securities owned on
   a trade date basis, net                                          $23,737
  Borrowing under line-of-credit agreements      $13,292             10,793
  Others                                           1,823              2,671
--------------------------------------------------------------------------------
  Total                                          $15,115            $37,201
================================================================================

 For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

6.   Notes Payable
     -------------

 Notes payable consists of a note for $2,864,583, which is collateralized by fixed assets and is payable in monthly principal payments of $114,583 plus interest. The interest rate is 2.5% over the 90-day United States Treasury Securities Rate (5.27% plus 2.5% on March 27, 1998). This note matures April 1, 2000.

 Notes payable also consists of a note for $3,750,000, which is collateralized by fixed assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day
London InterBank Offered Rate ("LIBOR") (5.09% plus 2% on March 27, 1998). One of the more significant covenants requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of March 27, 1998 was $4,589,000. The amount of net capital as of March 27, 1998 was $20,480,000. This note matures on March 27, 2001.

7.   Obligations under Capitalized Leases
     ------------------------------------

 The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 27, 1998:


               (In thousands of dollars)
               -----------------------------------
               1998                        $   764
               1999                          1,020
               2000                            995
               2001                            670
               2002                            238
               -----------------------------------
               Total Minimum Lease Payments  3,687
               Less: Amount Representing
                Interest                       482
               -----------------------------------
               Present Value of Minimum
                Lease Payments             $ 3,205
               ===================================

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)
8.   Subordinated Debt
     -----------------

 The Company has a subordinated debt of $2,500,000. This debt bears interest at 8.75%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 26,891 shares of the Company's stock at $18.594 per share. This right expires December 31, 2002.

 The Company also has an additional subordinated debt of $5,000,000 which bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 88,200 shares of the Company's stock at $11.34 per share. This right expires December 31, 2002.

 Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required net capital. The amount of required net capital as of March 27, 1998 was $4,589,000. The amount of net capital as of March 27, 1998 was $20,480,000.

9.   Commitments and Contingencies
     -----------------------------

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

 The Corporation has been named in a lawsuit relating to certain real estate investments (in which the provider of these investments was also named) for which the Corporation acted as placement agent. Plaintiff claims damages of approximately $16 million and the right to treble damages under the Indiana RICO statute. The Corporation intends to vigorously defend this action. Management believes that the risk of any possible liability to the Corporation cannot be currently estimated. At this time, based on advice of counsel, management believes that resolution of this matter will not have a material effect on the financial position of the Corporation, although it may have a material effect on the results of operations in the period in which it is resolved. The case is currently scheduled for trial in early 1999.

10.  Stockholders' Equity
     --------------------

 In January 1998, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 26, 1998, to shareholders of record on February 12, 1998.

 In April 1998, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 27, 1998, along with a 5% stock dividend. Both are payable on May 26, 1998 to shareholders of record on May 12, 1998.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

 On March 27, 1998, the Board of Directors adopted a Shareholder Rights Plan. The rights will be distributed as a dividend of one right for each share of First Albany Companies Inc. common stock outstanding, with a record date of March 30, 1998. The Shareholder Rights Plan is intended to deter coercive takeover tactics and strengthen the Company's ability to deal with an unsolicited takeover proposal.

 The rights will expire on March 30, 2008. Each right will entitle the holder to buy one one-hundredth of a newly-issued share of preferred stock at an exercise price of $56.00. The rights will become exercisable at such time as any person or group acquires more than 15% of the outstanding shares of common stock of the Company (subject to certain exceptions) or within 10 days following the commencement of a tender offer that will result in any person or group owning such percentage of the outstanding voting shares. Upon any person or group acquiring 15% of the outstanding shares of voting stock, each right will entitle its holder to buy shares of First Albany Companies Inc. common stock (or of the stock of the acquiring company if it is the surviving entity in a business combination) having a market value equal to twice the exercise price of each right. The rights will be redeemable at any time prior to their becoming exercisable.

11.  Net Capital Requirements
     ------------------------

 The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined by the Rule. As of March 27, 1998, the broker-dealer subsidiary had aggregate net capital, as defined, of $20,480,000 - exceeding the required net capital by $15,891,000.

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

 The contractual or notional amounts reflected to these financial instruments reflect the volume and activity and do not reflect the amounts at risk. The amounts at risk are generally limited to the unrealized market valuation gains or losses on the instruments and will vary based on changes in market value. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Open equity in the futures contracts are recorded as receivables from clearing organizations. The settlement of these transactions is not expected to have a material adverse effect on the financial condition of the Company.

13.  New Accounting Standards
     ------------------------

 Financial Accounting Standards Board No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement was adopted in 1998. The statement addresses how and when to record transferred assets, transfers of partial interest, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfer of receivables with recourse, and extinguishment of liabilities, collateral, repurchase agreements and how to amortize servicing assets and

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

liablities. This statement had no material effect on the presentation of the consolidated financial statements.

 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting comprehensive income and its components in annual financial statements. SFAS 130 was adopted in 1998. The Company does not have any other elements of comprehensive income other than net income. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. SFAS 131 does not need to be applied to interim financial statements in the year adopted. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 131, Application of SFAS 131 is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                                            1998 vs.
                                   Three Months Ended       1997     Percentage
                                March 27,     March 27,    Increase   Increase
(In thousands of dollars)         1998          1997      (Decrease) (Decrease)
--------------------------------------------------------------------------------
Revenues
 Commissions                    $ 14,707     $ 11,581      $  3,126      27%
 Principal transactions           22,045       14,566         7,479      51%
 Investment banking                6,124        3,196         2,928      92%
 Interest income                  11,213       10,052         1,161      12%
 Fees and others                   3,009        2,664           345      13%
--------------------------------------------------------------------------------
Total revenues                    57,098       42,059        15,039      36%
 Interest expense                  9,105        8,424           681       8%
--------------------------------------------------------------------------------
Net revenues                      47,993       33,635        14,358      43%
--------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits        34,504       22,888        11,616      51%
 Clearing, settlement and
   brokerage costs                   868          738           130      18%
 Communications and
   data processing                 3,224        3,129            95       3%
 Occupancy and depreciation        3,225        3,107           118       4%
 Selling                           1,827        1,755            72       4%
 Other                             2,079        1,988            91       5%
--------------------------------------------------------------------------------
Total expenses (excluding
  interest)                       45,727       33,605        12,122      36%
--------------------------------------------------------------------------------
Income before income taxes         2,266           30         2,236    7453%
--------------------------------------------------------------------------------
Income tax (recovery) expense        859          (36)          895    2486%
--------------------------------------------------------------------------------
Income before extraordinary items  1,407           66         1,341    2032%
--------------------------------------------------------------------------------
Extraordinary gain, net of taxes                  305          (305)
--------------------------------------------------------------------------------
Net Income                      $  1,407     $    371      $  1,036     279%
================================================================================

Net interest income
 Interest income                $ 11,213     $ 10,052      $  1,161      12%
 Interest expense                  9,105        8,424           681       8%
--------------------------------------------------------------------------------
Net Interest Income             $  2,108     $  1,628      $    480      29%
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

Results of Operations
---------------------

Three Month Periods Ended March 27, 1998 and March 27, 1997
-----------------------------------------------------------

Net Income
----------

 Net income for the quarter ended March 27, 1998 was $1.4 million or $0.23 basic earnings per share ($0.21 dilutive earnings per share), compared to $0.4 million or $0.06 basic earnings per share ($0.06 dilutive earnings per share) in the comparable 1997 period. All of the firm's business units showed significant net revenue gains in the first quarter of 1998 compared to the first quarter of 1997. Net revenues more than doubled in the Taxable Fixed Income Division, increased by over 50% in the Equities Division, and increased by approximately 20% in each of the Municipal Division and Private Client Group. The firm's margins continue to show improvement, with non-compensation related expenses decreasing for the second consecutive quarter.

Commissions
-----------

 Commission revenues for this year's first quarter increased $3.1 million or 27% compared to the comparable 1997 period reflecting active trading in all major markets. Revenues from mutual fund commissions increased $1.4 million while revenues from listed and over-the-counter commissions increased $1.6 million.

Principal Transactions
----------------------

 Principal transactions for this year's first quarter increased $7.5 million or 51% compared to the comparable 1997 period. This amount was comprised of an increase in equity securities of $1.1 million, an increase in taxable fixed income of $6.2 million (due mainly to increased opportunity in the international markets) and an increase in municipal bonds of $0.2 million.

Investment Banking
------------------

 Investment banking revenues for this year's first quarter increased $2.9 million or 92% compared to the comparable 1997 period. Revenues from selling concessions increased $1.4 million (equities increased $0.2 million, municipals increased $0.7 million and taxable fixed income increased $0.5 million), underwriting fees increased $0.1 million, and investment banking fees increased $1.4 million (equities

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

increased $1.3 million and municipals increased $0.2 million).

Fees and Others
---------------

 Fees and other revenues for this year's first quarter increased $0.3 million or 13% compared to the comparable 1997 period reflecting increased revenues from investment advisory services and service charges.

Net Interest Income
-------------------

 Net interest income for this year's first quarter increased $0.5 million compared to the comparable 1997 period due primarily to higher levels of margin borrowings by the firm's clients.

Compensation and Benefits
-------------------------

  Compensation and benefits for this year's first quarter increased $11.7 million or 51% compared to the comparable 1997 period due primarily to the increase in revenues.

Clearance, Settlement and Brokerage Costs
-----------------------------------------

  Clearance, settlement and brokerage costs for this year's first quarter increased $0.1 million or 18% compared to the comparable 1997 period due primarily to increases in listed agency transactions.

Income Taxes
------------

 Income taxes increased $0.9 million compared to the comparable 1997 period due to an increase in pre-tax earnings.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

Liquidity and Capital Resources
-------------------------------

 A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers secured by loaned securities, and bank lines-of-credit. Securities borrowed and securities loaned along with receivables from customers and payable to customers will fluctuate primarily due to the current level of business activity in these areas. Securities owned will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions. Short-term bank loans increased due partly to an increase in net receivables from others. Securities loaned, net, increased primarily due to an increase in net customer receivables. Receivables from others and payables to others will fluctuate primarily due to the change in the adjustment to record securities owned on a trade date basis.

 At March 27, 1998, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

 Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit-totaling $200,000,000 of which approximately $40,798,000 were unused as of March 27, 1998-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

 In January 1998, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 26, 1998, to shareholders of record on February 12, 1998.

 In April 1998, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 27, 1998, along with a 5% stock dividend. Both are payable on May 26, 1998 to shareholders of record on May 12, 1998.

 The Company believes that funds provided by operations will also provide sufficient resources for the acquisition of office equipment and leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.

New Accounting Standards
------------------------

 Financial Accounting Standards Board No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement was adopted in 1998. The statement addresses how and when to record transferred assets, transfers of partial interest, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfer of receivables with recourse, and extinguishment of liabilities, collateral, repurchase agreements and how to amortize servicing assets and liablities. This statement had no material effect on the presentation of the consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting comprehensive income and its components in annual financial statements. SFAS 130 was adopted in 1998. The Company does not have any other elements of comprehensive income other than net income. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. SFAS 131 does not need to be applied to interim financial statements in the year adopted. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 131, Application of SFAS 131 is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

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

                         Part II-Other Information

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

Item 2.  Changes in Securities
------------------------------

 The Company's Board of Directors adopted a Shareholder Rights Plan. For further information, see Form 8-K filed on March 30, 1998, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


     (a)  Exhibits
          --------
          (11) Statement Re:  Computation of Per Share Earnings.
          (27) Selected Financial Data Schedule BD

     (b)  Reports on Form 8-K
          -------------------

          The Company filed Form 8-K on March 30, 1998 in connection with the issuance of certain rights to purchase preferred shares to each stockholder of record on March 30, 1998 pursuant to a Rights Agreement dated as of March 30, 1998 between the Company and the American Stock Transfer & Trust Company, as Rights Agent.


                                SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         First Albany Companies Inc.
                                       -------------------------------
                                                (Registrant)


Date:  May 5, 1998                     /s/ ALAN P. GOLDBERG
                                       -------------------------------
                                       Alan P. Goldberg
                                       President/Director


Date:  May 5, 1998                     /s/ TIMOTHY R. WELLES
                                       -------------------------------
                                       Timothy R. Welles
                                       Chief Financial Officer
                                      (Principal Accounting Officer)
