Form 10-Q
period 1998-06-26
FIRST ALBANY COMPANIES INC
filed 1998-08-07
CIK 782842

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 26, 1998

                         Commission file number 0-14140

                          First Albany Companies Inc.
           (Exact name of registrant as specified in its charter)

                New York                        22-2655804
    -------------------------------           -------------------
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)

        30 South Pearl St., Albany, NY               12207
     ----------------------------------------     ----------
     (Address of principal executive offices)     (Zip Code)

           (518) 447-8500
     ----------------------------------------------------
     (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

 Yes      X       (1) No
       -------    --------
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    6,192,331 Shares of Common Stock were outstanding as of the close of business on July 20, 1998.


                 FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                    INDEX


                                                                        PAGE

   Part I - Financial Information

       Item 1.   Financial Statements

                 Condensed Consolidated Statements of Financial
                 Condition at June 26, 1998 and December 31, 1997.....   3

                 Condensed Consolidated Statements of Operations
                 for the Three Months and Six Months Ended
                 June 26, 1998 and June 27, 1997.....................   4

                 Condensed Consolidated Statements of Cash Flows
                 for the Six Months Ended June 26, 1998
                 and June 27, 1997...................................   5

                 Notes to Condensed Consolidated Financial
                 Statements...........................................  6-11

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.......  12-18

   Part II - Other Information

       Item 1.   Legal Proceedings...................................  19

       Item 4.   Submission of matters to a vote of security holders.. 19-20

       Item 6.   Exhibits and Reports on Form 8-K..................... 21-23


                         FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   June 26,      December 31,
                                                    1998            1997
(In thousands of dollars)                        (Unaudited)
-----------------------------------------------------------------------------
  Assets
   Cash                                            $1,717         $  951
   Securities purchased under agreement to resell     804          5,299
   Securities borrowed                            502,062        468,786
   Receivables from:
     Brokers, dealers and clearing agencies         4,375          4,421
     Customers                                    219,816        182,976
     Others                                         7,261          7,760
   Securities owned                               183,654        121,116
   Investments                                      8,324          7,026
   Office equipment and leasehold                  12,695         14,057
     improvements, net
   Other assets                                    15,950         19,529
-----------------------------------------------------------------------------
  Total assets                                   $956,658       $831,921
=============================================================================
  Liabilities and Stockholders' Equity

   Liabilities
    Short-term bank loans                        $179,752        $99,702
    Securities sold under agreement to
       repurchase                                                    891
    Securities loaned                             597,036        547,847
    Payables to:
      Brokers, dealers and clearing agencies        5,976          2,955
      Customers                                    46,834         49,181
      Others                                       26,796         37,201
    Securities sold but not yet purchased          13,432          8,440
    Accounts payable                                5,367          4,196
    Accrued compensation                           11,242         13,025
    Accrued expenses                                6,232          6,076
    Notes payable                                   5,958          7,271
    Obligations under capitalized leases            3,389          3,088
-----------------------------------------------------------------------------
   Total liabilities                              902,014        779,873
-----------------------------------------------------------------------------
   Commitments and Contingencies
    Subordinated debt                               7,500          7,500
-----------------------------------------------------------------------------
   Stockholders' Equity
    Common stock                                       62             59
    Additional paid-in-capital                     37,572         33,024
    Retained earnings                               9,743         12,070
    Less treasury stock at cost                      (233)          (605)
-----------------------------------------------------------------------------
   Total stockholders' equity                      47,114         44,548
   Total liabilities and stockholders' equity  $  957,658     $  831,921
=============================================================================

        See notes to the condensed consolidated financial statements.

                         FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                  Three Months Ended     Six Months Ended
(In thousands of dollars          June 26,   June 27,    June 26,   June 27,
 except for per share              1998       1997        1998       1997
 and outstanding share
 amounts)
-----------------------------------------------------------------------------
  Revenues
   Commissions                  $  14,661   $ 12,088   $  29,368    $ 23,668
   Principal transactions          16,456     16,513      38,501      31,080
   Investment banking               9,079      3,638      15,203       6,834
   Interest                        11,969     10,891      23,182      20,942
   Fees and other                   3,292      2,640       6,301       5,304
-----------------------------------------------------------------------------
  Total revenues                   55,457     45,770     112,555      87,828
     Interest expense               9,871      9,516      18,976      17,940
-----------------------------------------------------------------------------
  Net revenues                     45,586     36,254      93,579      69,888
-----------------------------------------------------------------------------
  Expenses (excluding interest)
   Compensation and benefits       31,726     24,079      66,230      46,968
   Clearing, settlement and         1,034        815       1,902       1,553
      brokerage costs
   Communications and data
      processing                    3,482      3,173       6,706       6,302
   Occupancy and depreciation       3,312      3,341       6,537       6,448
   Selling                          1,928      1,959       3,755       3,714
   Other                            2,216      2,566       4,295       4,553
-----------------------------------------------------------------------------
  Total expenses (excluding
      interest)                    43,698     35,933      89,425      69,538
-----------------------------------------------------------------------------
  Income before income taxes        1,888        321       4,154         350
   Income tax expense                 801        130       1,660          94
-----------------------------------------------------------------------------
  Income before extraordinary items 1,087        191       2,494         256
-----------------------------------------------------------------------------
   Extraordinary gain, net of taxes                                      305
-----------------------------------------------------------------------------
  Net income                       $1,087      $ 191      $2,494      $  561
=============================================================================
  Basic Earnings Per Share:
   Income before extraordinary
        gain                       $ 0.18     $ 0.03     $  0.40      $ 0.04
   Extraordinary gain                0.00       0.00        0.00        0.05
-----------------------------------------------------------------------------
  Net income                       $ 0.18     $ 0.03     $  0.40      $ 0.09
=============================================================================
  Dilutive Earnings Per Share:
   Income before extraordinary
        gain                       $ 0.16     $ 0.03     $  0.36      $ 0.04
   Extraordinary gain                0.00       0.00        0.00        0.05
-----------------------------------------------------------------------------
   Net Income                      $ 0.16     $ 0.03     $  0.36      $ 0.09
=============================================================================
  Weighted average common
  and common equivalent
  shares outstanding:
   Basic                        6,194,260  5,986,230   6,185,375   5,969,753
   Dilutive                     6,887,183  6,470,496   6,863,835   6,411,410
=============================================================================
   Dividend per common share
    outstanding                   $  0.05     $ 0.05     $  0.10     $  0.10
=============================================================================

          See notes to the condensed consolidated financial statements.

                         FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Six Months Ended
                                              June 26,             June 27,
 (In thousands of dollars)                     1998                  1997
-----------------------------------------------------------------------------
  Cash flows from operating activities:
   Net income                                 $2,494                $ 561
  Adjustments to reconcile net income to
      net cash used in operating activities:
    Depreciation and amortization              2,236                2,180
    Deferred income taxes                       (134)               1,620
    Undistributed (earnings) loss of affiliate   490                 (655)
    Unrealized investment (gain) loss         (1,837)                (332)
    Realized (gain) loss on sale of investments  (54)
    Services provided in exchange for
       common stock                              147                   30
 (Increase) decrease in operating assets:
    Cash and securities segregated under
       federal regs.                                               (5,600)
    Securities purchased under agreement
       to resell                               4,495               (1,013)
    Net receivables from customers           (39,187)             (26,201)
    Securities owned, net                    (57,547)             (32,281)
    Other assets                               3,579               (6,495)
  Increase (decrease) in operating
       liabilities:
    Securities loaned, net                    15,913               15,253
    Net payables to brokers, dealers, and
       clearing agencies                       3,067                 (166)
    Net payables to others                    (9,668)             (20,441)
    Accounts payable and accrued expenses       (322)              (6,131)
-----------------------------------------------------------------------------
    Net cash used in operating activities    (76,328)             (79,671)
-----------------------------------------------------------------------------
  Cash flows from investing activities:
    Purchase of furniture, equipment,
       and leaseholds                            (89)              (3,204)
   (Increase) decrease in investments                                  16
    Proceeds from sale of investments             66
-----------------------------------------------------------------------------
  Net cash used in investing activities          (23)              (3,188)
-----------------------------------------------------------------------------
  Cash flows from financing activities:
    Proceeds (payments) of short-term
       bank loans                              80,050              69,300
    Proceeds of notes payable                                       5,894
    Payments on notes payable                  (1,313)             (1,000)
    Payments of obligations under
       capitalized leases                        (447)               (180)
    Securities sold under agreement
       to repurchase                             (891)              5,132
    Proceeds from issuance of common
       stock from treasury                        544                 478
    Net increase/(decrease) from borrowing
       under line-of-credit agreements           (238)              1,063
    Dividends paid                               (588)               (519)
-----------------------------------------------------------------------------
  Net cash provided by financing activities    77,117              80,168
-----------------------------------------------------------------------------
  Increase (Decrease) in cash                     767              (2,691)
  Cash at beginning of the year                   951               4,005
-----------------------------------------------------------------------------
    Cash at end of period                    $  1,717               1,314
=============================================================================

        See notes to the condensed consolidated financial statements.

    In 1998, the Company entered into capital leases for office and computer equipment totaling approximately $748,000.

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

2.    Earnings Per Common Share

  Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were:

                                    Three Months Ended      Six Months Ended
                                   June 26,     June 27,   June 26,   June 27,
(In thousands of dollars,            1998         1997       1998       1997
 except per share amounts)
-----------------------------------------------------------------------------
  Net income                       $1,087      $   191     $2,494    $   561
-----------------------------------------------------------------------------
  Weighted average shares
     for basic earnings per share   6,194        5,986      6,185      5,970
  Effect of dilutive common
     equivalent shares (options)      693          484        679        441
-----------------------------------------------------------------------------
  Weighted average shares and
     dilutive common equivalent
     shares for dilutive earnings
     per share                      6,887        6,470      6,864      6,411
=============================================================================
  Basic earnings per share         $ 0.18       $ 0.03     $ 0.40     $ 0.09
  Dilutive earnings per share      $ 0.16       $ 0.03     $ 0.36     $ 0.09

3.   Investments

  At June 26, 1998 the Company owned approximately 2,037,000 common shares
(35% of the shares outstanding) of Mechanical Technology Incorporated (MTI). The Company's investment in MTI is recorded under the equity method and approximated $3,089,000, which included goodwill of approximately $744,000 which is being amortized over 10 years. The Company's equity in MTI's net income, recorded on a one-quarter delay basis, was $89,000 for the three months ended June 26, 1998.

                         FIRST ALBANY COMPANIES INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)

   The following presents unaudited summarized financial information of MTI for the three months ended March 31, 1998:

 (in thousands of dollars)
  =================================================================
  Assets                                                    $12,594
  Liabilities                                                 5,795
  -----------------------------------------------------------------
  Shareholder's equity                                      $ 6,799
  =================================================================
  Revenues                                                  $ 6,999
  Operating income                                            1,238
  Income before loss on discontinued operations
    items and income taxes                                    1,051
  Loss from discontinued operations, net of taxes              (792)
  Net Income                                                   $259
  =================================================================

    At June 26, 1998 the aggregate market value of the Company's shares of MTI stock was $14,257,000. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment.

   At June 26, 1998, the Company owned 229,500 shares of META Group, Inc. The fair market value of this investment was $5,235,000. During the three months ended June 26, 1998 the Company has recorded unrealized gains of $263,000 with respect to this investment. The shares at June 26, 1998 reflect a three for two stock split with a record date of May 22, 1998 and payment date of June 11, 1998 resulted in an additional issuance of 76,500 shares.

4.    Payables to Others

    Amounts payable to others as of:

                                            June 26,              December 31,
(In thousands of dollars)                  1998                      1997
 ============================================================================
 Adjustment to record securities owned
     on a trade date basis, net          $11,971                    $23,737
 Borrowing under line-of-credit
     agreements                           10,555                     10,793
 Others                                    4,270                      2,671
 ----------------------------------------------------------------------------
 Total                                   $26,796                    $37,201
 ============================================================================

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


                         FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)

5.   Notes Payable

   Notes payable consists of a note for $2,520,833, which is collateralized by fixed assets and is payable in monthly principal payments of $114,583 plus interest. The interest rate is 2.5% over the 90-day United States Treasury Securities Rate (4.99% plus 2.5% on June 26, 1998). This note matures April 1, 2000.

   Notes payable also consists of a note for $3,437,500, which is collateralized by fixed assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day London InterBank Offered Rate ("LIBOR") (5.65625% plus 2% on June 26, 1998). One of the more significant covenants requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of June 26, 1998 was $4,606,000. The amount of net capital as of June 26, 1998 was $16,165,000. This note matures on March 27, 2001.

6.    Obligations under Capitalized Leases

   The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 26, 1998:

           (In thousands of dollars)
          ------------------------------------------------
          1998                                     $   569
          1999                                       1,140
          2000                                       1,119
          2001                                         756
          2002                                         271
          2003                                          24
          ------------------------------------------------
          Total Minimum Lease Payments               3,879
          Less: Amount Representing Interest           490
          ------------------------------------------------
          Present Value of Minimum Lease Payments  $ 3,389
          ================================================

7.   Subordinated Debt

    The Company has a subordinated debt of $2,500,000. This debt bears interest at 8.75%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 28,236 shares of the Company's stock at $17.71 per share. This right expires December 31, 2002.

    The Company also has an additional subordinated debt of $5,000,000 which bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 92,610 shares of the Company's stock at $10.80 per share. This right expires December 31, 2002.


                        FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

    Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required net capital. The amount of required net capital as of June 26, 1998 was $4,606,000. The amount of net capital as of June 26, 1998 was $16,165,000.

8.   Commitments and Contingencies

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

    The Company's broker-dealer subsidiary, First Albany Corporation (the Corporation), has been named in a lawsuit relating to certain real estate investments (in which the provider of these investments was also named) for which the Corporation acted as placement agent. Plaintiff claims damages of approximately $16 million and the right to treble damages under the Indiana RICO statute. The Corporation intends to vigorously defend this action. Management believes that the risk of any possible liability to the Corporation cannot be currently estimated. At this time, based on advice of counsel, management believes that resolution of this matter will not have a material effect on the financial position of the Corporation, although it may have a material effect on the results of operations in the period in which it is resolved. The case is currently scheduled for trial in 1999.

9.   Stockholders' Equity

    In January 1998, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share paid on February 26, 1998, to shareholders of record on February 12, 1998.

    In April 1998, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 27, 1998, along with a 5% stock dividend. Both are payable on May 26, 1998 to shareholders of record on May 12, 1998.

    In July 1998, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended June 26, 1998, payable on August 25, 1998 to shareholders of record on August 11, 1998.

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

10.   Net Capital Requirements

    The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined by the Rule. As of June 26, 1998, the broker-dealer subsidiary had aggregate net capital, as defined, of $16,165,000-exceeding the required net capital by $11,559,000.

11.    Derivative Financial Instruments

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

12.    New Accounting Standards

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. SFAS 131 does not need to be applied to interim financial statements in the year adopted. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 131. Application of SFAS 131 is not expected to have an impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

                       FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

   In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Reclassification or restatement of comparative financial statements or financial information is not permitted under this statement. Management has not yet determined the impact, if any, that adaption of SFAS 133 would have on the financial statements.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

                                                       1998 vs.
                                Three Months Ended     1997       Percentage
                                June 26,   June 27,    Increase    Increase
 (In thousands of dollars)       1998       1997      (Decrease)  (Decrease)
 ----------------------------------------------------------------------------
 Revenues
   Commissions                 $14,661     $12,088    $ 2,573        21%
   Principal transactions       16,456      16,513        (57)        0%
   Investment banking            9,079       3,638      5,441       150%
   Interest income              11,969      10,891      1,078        10%
   Fees and others               3,292       2,640        652        25%
 ----------------------------------------------------------------------------
 Total revenues                 55,457      45,770      9,687        21%
   Interest expense              9,871       9,516        355         4%
 ----------------------------------------------------------------------------
 Net revenues                   45,586      36,254      9,332        26%
 ----------------------------------------------------------------------------
 Expenses (excluding interest)
   Compensation and benefits    31,726      24,079      7,647        32%
   Clearing, settlement and
      brokerage costs            1,034         815        219        27%
   Communications and
      data processing            3,482       3,173        309        10%
   Occupancy and depreciation    3,312       3,341        (29)       (1%)
   Selling                       1,928       1,959        (31)       (2%)
   Other                         2,216       2,566       (350)      (14%)
 ----------------------------------------------------------------------------
 Total expenses (excluding
      interest)                 43,698      35,933      7,765        22%
 ----------------------------------------------------------------------------
 Income before income taxes      1,888         321      1,567       488%
   Income tax expense              801         130        671       516%
 ----------------------------------------------------------------------------
 Net Income                     $1,087       $ 191      $ 896       469%
 ============================================================================
 Net interest income
   Interest income             $11,969     $10,891     $1,078        10%
   Interest expense              9,871       9,516        355         4%
 ----------------------------------------------------------------------------
 Net Interest Income            $2,098      $1,375      $ 723        53%
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

Results of Operations

Three Month Periods Ended June 26, 1998 and June 27, 1997
---------------------------------------------------------
Net Income

    Net income for the quarter ended June 26, 1998 was $1.1 million or $0.18 basic earnings per share ($0.16 dilutive earnings per share), compared to $0.2 million or $0.03 basic earnings per share ($0.03 dilutive earnings per share) in the comparable 1997 period. All of the Company's business units showed significant net revenue gains in the second quarter of 1998 compared to the second quarter of 1997. Net revenue gains reflect an increase in each of the Company's divisions. Compared to the same period last year, net revenues in the Equities Division and the Taxable Fixed Income Division increased over 40%; net revenues in the Private Client Group increased over 25%, and net revenues in the Municipal Division were up approximately 10%. The Company's margins continue to show significant improvement in comparison to 1997's results, as we maintain our focus on controlling expenses.

Commissions

    Commission revenues for this year's second quarter increased $2.6 million or 21% compared to the comparable 1997 period, reflecting active trading in all major markets. Revenues from mutual fund commissions increased $1.3 million while revenues from listed and over-the-counter commissions increased $1.3 million.

Investment Banking

    Investment banking revenues for this year's second quarter increased $5.4 million or 150% compared to the comparable 1997 period, primarily due to favorable market conditions and an increase in equity offerings, in which the Company participated as manager or co-manager. Revenues from selling concessions increased $3.4 million (equities increased $1.4 million, municipals increased $1.3 million and taxable fixed income increased
$0.7 million), underwriting fees remained constant, and investment banking fees increased $2.0 million (equities increased $1.1 million and municipals increased $0.9 million).

                        FIRST ALBANY COMPANIES INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                              (Continued)

Fees and Others

    Fees and other revenues for this year's second quarter increased $0.7 million or 25% compared to the same period of 1997, reflecting increased revenues from investment advisory services and service charges.

Net Interest Income

    Net interest income for this year's second quarter increased $0.7 million compared to the same period of 1997, due primarily to higher levels of margin borrowings by the Company's clients.

Compensation and Benefits

    Compensation and benefits for this year's second quarter increased
$7.6 million or 32% compared to the same period of 1997, due primarily to the higher levels of revenues and profitability.

Clearance, Settlement and Brokerage Costs

    Clearance, settlement and brokerage costs for this year's second quarter increased $0.2 million or 27% compared to the same period of 1997, due primarily to increases in listed agency transactions and customer related activity.

Other

    Other expenses for this year's second quarter decreased $0.4 million or 14% due mainly to a decrease in consulting costs, and a decrease in costs related to the production of our customer statements.

Income Taxes

    Income taxes increased $0.7 million compared to the same period of 1997, due to an increase in pre-tax earnings.

                         FIRST ALBANY COMPANIES INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1998 VS. 1997

                                                         1998
                                                          vs.
                                  Six Months Ended       1997    Percentage
                                 June 26,   June 27,   Increase   Increase
(In thousands of dollars)         1998        1997    (Decrease)  (Decrease)
-----------------------------------------------------------------------------
Revenues
 Commissions                     $29,368    $23,668     $5,700       24%
 Principal transactions           38,501     31,080      7,421       24%
 Investment banking               15,203      6,834      8,369      122%
 Interest income                  23,182     20,942      2,240       11%
 Fees and others                   6,301      5,304        997       19%
-----------------------------------------------------------------------------
Total revenues                   112,555     87,828     24,727       28%
 Interest expense                 18,976     17,940      1,036        6%
-----------------------------------------------------------------------------
Net revenues                      93,579     69,888     23,691       34%
=============================================================================
Expenses (excluding interest)
 Compensation and benefits        66,230     46,968     19,262       41%
 Clearing, settlement and
     brokerage cost                1,902      1,553        349       22%
 Communications and
     data processing               6,706      6,302        404        6%
 Occupancy and depreciation        6,537      6,448         89        1%
 Selling                           3,755      3,714         41        1%
 Other                             4,295      4,553       (258)      (6%)
-----------------------------------------------------------------------------
Total expenses (excluding
     interest)                    89,425     69,538     19,887       29%
-----------------------------------------------------------------------------
Income before income taxes         4,154        350      3,804     1087%
 Income tax expense                1,660         94      1,566     1666%
-----------------------------------------------------------------------------
Income before extraordinary items  2,494        256      2,238      874%
 Extraordinary gain, net of taxes               305       (305)    (100%)
-----------------------------------------------------------------------------
Net income                        $2,494      $ 561     $1,933      345%
=============================================================================
Net interest income
 Interest income                 $23,182    $20,942     $2,240       11%
 Interest expense                 18,976     17,940      1,036        6%
-----------------------------------------------------------------------------
Net interest income              $ 4,206    $ 3,002     $1,204       40%
=============================================================================


                         FIRST ALBANY COMPANIES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Six Months Periods Ended June 26, 1998 and June 27, 1997
--------------------------------------------------------
Net Income

    Net income for the six months ended June 26, 1998, was $2.5 million or $0.40 basic earnings per share ($0.36 dilutive earnings per share), compared to $0.6 million or $0.09 basic earnings per share ($0.09 dilutive earnings per share) in the comparable 1997 period.

Commissions

    Commission revenues increased $5.7 million or 24% in this year's six-month period reflecting active trading in all major markets. Revenues from listed and over-the-counter agency commissions increased $2.8 million or 19% while mutual fund commission revenues increased $2.7 million or 37%.

Principal Transactions

    Principal transactions increased $7.4 million or 24% in this year's first six-months. This was comprised of an increase in equity securities of $0.5 million, an increase in taxable fixed income of $7.4 million, partially due to increased opportunity in international markets, an increase in investment income of $1.2 million and a decrease in municipal bonds of $1.7 million.

Investment Banking

    Investment banking revenues increased $8.4 million or 122% in this year's first six-months, primarily due to favorable market conditions and an increase in equity offerings in which the Company participated as manager or co-manager. Revenues from selling concessions increased $4.8 million (equities increased $1.6 million, municipals increased $2.0 million and taxable fixed income increased $1.2 million), underwriting fees increased $0.1 million, and investment banking fees increased $3.5 million (equities increased $2.4 and municipals increased $1.1 million).

Net Interest Income

    Net interest income for this year's first six-months increased $1.2 million compared to the same period of 1997, due primarily to higher levels of margin borrowings by the Company's clients.

Compensation and Benefits

    Compensation and benefits increased $19.2 million or 41%, due primarily to higher levels of revenues and profitability.

Clearance, Settlement and Brokerage Costs

    Clearance, settlement and brokerage costs for this year's second quarter increased $0.3 million or 22% compared to the same period of 1997, due primarily to increases in listed agency transactions and customer related activity.

                         FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Income Taxes

    Income taxes increased $1.6 million due to an increase in pre-tax earnings. The Company's effective tax rate increased as a result of a decreased proportion of tax-exempt interest income to "income before taxes".


Liquidity and Capital Resources

    A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers collateralized by loaned securities, and bank lines-of-credit. Securities borrowed and securities loaned along with receivables from customers and payable to customers will fluctuate primarily due to the current level of business activity in these areas. Securities owned will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions. Short-term bank loans and securities loaned, net, increased primarily due to an increase in net customer receivables and an increase in securities owned. Receivables from others and payables to others will fluctuate primarily due to the change in the adjustment to record securities owned on a trade date basis.

    At June 26, 1998, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

    Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit-totaling $250,000,000 of which approximately $70,248,000 were unused as of June 26, 1998-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

    In January 1998, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share paid on February 26, 1998, to shareholders of record on February 12, 1998.

    In April 1998, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter ended March 27, 1998, along with a 5% stock dividend. Both were paid on May 26, 1998 to shareholders of record on May 12, 1998.

    In July 1998, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter ended June 26, 1998, payable on August 25, 1998 to shareholders of record on August 11, 1998.

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

                         FIRST ALBANY COMPANIES INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                                (Continued)

New Accounting Standards

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. SFAS 131 does not need to be applied to interim financial statements in the year adopted. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 131. Application of SFAS 131 is not expected to have an impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Reclassification or restatement of comparative financial statements or financial information is not permitted under this statement. Management has not yet determined the impact, if any, that adaption of SFAS 133 would have on the financial statements.

Year 2000

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

    The Company has contacted its outside vendor software providers regarding the year 2000 which have indicated they have developed specific plans to address this issue. These vendors are in the process of implementing these plans with an expected completion date of late 1998. If any vendor is not successful, the Company will evaluate selecting alternative vendors at that time.

    The incremental costs of this project are estimated to be approximately $1.1 million. Most of these costs are attributable to software/hardware upgrades. The Company presently believes that with modifications to existing software or conversion to new software, year 2000 problems can be effectively avoided. However, if such modifications and conversions are not made, or are not completed timely, year 2000 problems could have a material impact on the operations of the Company.

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

      A.   Annual meeting was held on May 14, 1998

      B. Elected as Directors: (There were no broker non-votes with respect to the election of Directors).

                                      Votes For         Withheld Authority
           George C. McNamee          5,113,125               6,260
           Alan P. Goldberg           5,114,162               4,902
           Hugh A. Johnson, Jr.       5,114,483               5,223
           Peter Barton               5,114,483               4,902
           Anthony Boeckh             5,114,483               4,902
           Walter M. Fiederowicz      5,114,483               4,902
           Daniel V. McNamee, III     5,114,483               4,902
           Charles L. Schwager        5,114,483               4,902
           Benaree P. Wiley           5,114,483               4,902

      C.   Other matters voted on at Annual Meeting

             1. To act upon a series of proposed amendments to the Company's Certificate of Incorporation and Bylaws to:

                    (a) Classify the Board of Directors into three classes,
                        each of which, after a transitional arrangement, will serve for three years, with one class being elected each year;

                            For:             3,835,459
                            Against:           186,300
                            Abstain:           106,444
                            Broker Non-Votes:  991,182

                    (b) Provide that the number of directors of the Company
                        shall be fixed from time to time by the Board of Directors within the range provided in the Bylaws of the Company;

                            For:             3,596,780
                            Against:           421,449
                            Abstain:           108,837
                            Broker Non-Votes:  992,319

                    (c) Provide that directors may be removed for any reason
                        by a majority vote of the Board of Directors or may be removed for any reason by the affirmative vote of the holders of at least 80% of the voting power of the Company entitled to vote generally in the election of directors;

                            For:             3,550,986
                            Against:           512,780
                            Abstain:            63,300
                            Broker Non-Votes:  992,319

                    (d) Require that advance notice of shareholder proposals
                        and nominations and certain related information be given in the manner provided for in the Bylaws;

                            For:             3,896,999
                            Against:           222,193
                            Abstain:             7,875
                            Broker Non-Votes:  992,318

                    (e) Provide that the shareholder vote required to amend
                        or repeal the foregoing provisions of the Certificate of Incorporation and certain related provisions of the Bylaws, or to adopt any provision inconsistent therewith, shall be 80% of the voting power of the Company entitled to vote generally in the election of directors;

                            For:             3,601,093
                            Against:           269,292
                            Abstain:           257,818
                            Broker Non-Votes:  991,182

             2. Ratified the selection of Coopers & Lybrand L.L.P. as independent auditors of the Company for the fiscal year ending December 31, 1998.

                         For:              5,109,703
                         Against:              7,359
                         Abstain:              2,323
                         Broker Non-Votes:         0

             3.   Other business coming before the meeting:

                         For:              4,878,064
                         Against:            165,155
                         Abstain:             76,166
                         Broker Non-Votes:         0


Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            (3) (i)  Articles of Incorporation
                (ii) By-Laws
            (11)  Statement Re:  Computation of Per Share Earnings.
            (27)  Selected Financial Data Schedule BD

      (b)   Reports on Form 8-K

            No Form 8K was filed during the quarter ended June 26, 1998.


                               SIGNATURES



  Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         First Albany Companies Inc.
                                (Registrant)


    Date: July 28, 1998         /s/ ALAN P. GOLDBERG
                                -----------------------------
                                Alan P. Goldberg
                                President/Director


    Date: July 28, 1998         /S/ TIMOTHY R. WELLES
                                -----------------------------
                                Timothy R. Welles
                                Chief Financial Officer
                               (Principal Accounting Officer)
