Form 10-Q
period 1998-09-25
FIRST ALBANY COMPANIES INC
filed 1998-11-06
CIK 782842

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 25, 1998


                      Commission file number 0-14140


            First Albany Companies Inc.
     ______________________________________________________
     (Exact name of registrant as specified in its charter)
            New York                        22-2655804
     _______________________________    ________________________
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)

            30 South Pearl St., Albany, NY        12207
     ________________________________________     __________
     (Address of principal executive offices)     (Zip Code)

            (518) 447-8500
     ____________________________________________________
     (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes      X       (1) No
                                             _________      _______
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        6,224,959 Shares of Common Stock were outstanding as of the close of business on October 29, 1998.

               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                                     PAGE

   Part I - Financial Information

       Item 1. Financial Statements

          Condensed Consolidated Statements of Financial
              Condition at September 25, 1998 and
              December 31, 1997........................................3

          Condensed Consolidated Statements of Operations
              for the Three Months and Nine Months Ended
              September 25, 1998 and September 26, 1997................4

          Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended
              September 25, 1998 and September 26, 1997................5

          Notes to Condensed Consolidated Financial Statements.........6-11

       Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............12-22


   Part II - Other Information

       Item 1. Legal Proceedings......................................23

       Item 6. Exhibits and Reports on Form 8-K.......................24-25


                        FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                              September 25,    December 31,
                                                  1998             1997
---------------------------------------------------------------------------
(In thousands of dollars)                      (Unaudited)
Assets
 Cash                                             $1,084          $  951
 Securities purchased under agreement to resell   12,056           5,299
 Securities borrowed                             603,562         468,786
 Receivables from:
  Brokers, dealers and clearing agencies           4,398           4,421
  Customers                                      191,634         182,976
  Others                                          33,775           7,760
 Securities owned                                151,349         121,116
 Investments                                      12,995           7,026
 Office equipment and leasehold improvements, net 12,096          14,057
 Other assets                                     13,030          19,529
------------------------------------------------------------------------
Total assets                                  $1,035,979        $831,921
                                              ==========        ========
Liabilities and Stockholders' Equity

Liabilities
 Short-term bank loans                          $153,792         $99,702
 Securities sold under agreement to repurchase     3,158             891
 Securities loaned                               716,034         547,847
 Payables to:
  Brokers, dealers and clearing agencies           4,102           2,955
  Customers                                       32,326          49,181
  Others                                          12,592          37,201
 Securities sold but not yet purchased            18,585           8,440
 Accounts payable                                  5,655           4,196
 Accrued compensation                             18,239          13,025
 Accrued expenses                                  6,982           6,076
 Notes payable                                     5,302           7,271
 Obligations under capitalized leases              3,655           3,088
------------------------------------------------------------------------
Total liabilities                                980,422         779,873
------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                                  7,500           7,500
------------------------------------------------------------------------
Stockholders' Equity
 Common stock                                         62              59
 Additional paid-in-capital                       37,625          33,024
 Retained earnings                                10,472          12,070
 Less treasury stock at cost                        (102)           (605)
------------------------------------------------------------------------
Total stockholders' equity                        48,057          44,548
------------------------------------------------------------------------
Total liabilities and stockholders' equity    $1,035,979       $ 831,921
                                              ==========       =========

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                             Three Months Ended         Nine Months Ended
(In thousands of dollars September 25, September 26, September 25, September 26,
except for per share       1998           1997          1998          1997
and outstanding share
amounts)
-------------------------------------------------------------------------------
Revenues
 Commissions              $ 15,053      $14,679        $44,421       $38,347
 Principal transactions     16,617       16,167         55,118        47,246
 Investment banking          8,130        4,279         23,333        11,114
 Interest                   12,275       11,806         35,457        32,748
 Fees and other              3,817        2,810         10,118         8,114
-------------------------------------------------------------------------------
Total revenues              55,892       49,741        168,447       137,569
 Interest expense           10,126       10,172         29,102        28,112
-------------------------------------------------------------------------------
Net revenues                45,766       39,569        139,345       109,457
-------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits  31,378       26,215         97,608        73,183
 Clearing, settlement and
  brokerage costs            1,133          917          3,035         2,470
 Communications and data
  processing                 3,501        3,227         10,207         9,529
 Occupancy and depreciation  3,401        3,395          9,938         9,842
 Selling                     2,027        2,333          5,782         6,047
 Other                       2,367        2,331          6,662         6,885
-------------------------------------------------------------------------------
Total expenses (excluding
 interest)                  43,807       38,418        133,232       107,956
-------------------------------------------------------------------------------
Income before income taxes   1,959        1,151          6,113         1,501
-------------------------------------------------------------------------------
 Income tax expense            811          545          2,471           639
-------------------------------------------------------------------------------
Income before extraordinary
 items                       1,148          606          3,642           862
-------------------------------------------------------------------------------
 Extraordinary gain, net of
  taxes                                                                  305
-------------------------------------------------------------------------------
Net income                  $1,148        $ 606         $3,642        $1,167
                            ======        =====         ======        ======
Basic Earnings Per Share:
 Income before extraordinary
  gain                       $0.18        $0.10          $0.56        $0.14
 Extraordinary gain           0.00         0.00           0.00         0.05
-------------------------------------------------------------------------------
Net income                   $0.18        $0.10          $0.56        $0.19
                             =====        =====          =====        =====

Dilutive Earnings Per Share:
 Income before extraordinary
  gain                       $0.16        $0.09          $0.51        $0.13
 Extraordinary gain           0.00         0.00           0.00         0.04
-------------------------------------------------------------------------------
Net Income                   $0.16        $0.09          $0.51        $0.17
                             =====        =====          =====        =====

Weighted average common
 and common equivalent
 shares outstanding:
   Basic                   6,516,085    6,334,199      6,501,791    6,290,227
   Dilutive                7,128,875    7,086,626      7,180,976    6,850,196
-------------------------------------------------------------------------------
Dividend per common share
 outstanding                 $0.05        $0.05          $0.15        $0.15
                             =====        =====          =====        =====

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Nine Months Ended
                                               September 25,    September 26,
(In thousands of dollars)                          1998             1997
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                       $3,642           $1,167
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                   3,335            3,375
   Deferred income taxes                             553            1,548
   Undistributed (earnings) loss of affiliate        190             (773)
   Unrealized investment (gain) loss              (3,788)            (485)
   Realized (gain) loss on sale of investments       (54)            (770)
   Services provided in exchange for common stock    199              510
(Increase) decrease in operating assets:
   Securities purchased under agreement to resell (6,757)            (635)
   Net receivables from customers                (25,513)         (60,257)
   Net receivables from brokers and dealers        1,170
   Net receivables from others                   (48,779)         (59,096)
   Securities owned, net                         (20,088)          29,729
   Other assets                                    6,499           (6,904)
Increase (decrease) in operating liabilities:
   Securities loaned, net                         33,411           13,778
   Net payables to brokers, dealers, and
    clearing agencies                                               6,118
   Accounts payable and accrued expenses           7,026           (2,830)
------------------------------------------------------------------------------
Net cash used in operating activities            (48,954)         (75,525)
------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of furniture, equipment,
    and leaseholds                                   (96)          (2,437)
   (Increase) decrease in investments                                 (16)
   Disbursements for purchase of investments      (2,444)
   Proceeds from sale of investments                  66            1,046
------------------------------------------------------------------------------
Net cash used in investing activities             (2,474)          (1,407)
------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds (payments) of short-term bank loans   54,090           68,290
   Proceeds of notes payable                                        5,000
   Payments on notes payable                      (1,969)          (1,656)
   Payments of obligations under capitalized
    leases                                          (650)            (283)
   Securities sold under agreement to repurchase   2,267            5,031
   Proceeds from issuance of common stock from
    treasury                                         568              478
   Net increase/(decrease) from borrowing under
    line-of-credit agreements                     (1,845)          (2,818)
   Dividends paid                                   (900)            (794)
------------------------------------------------------------------------------
Net cash provided by financing activities         51,561           73,248
------------------------------------------------------------------------------
Increase (Decrease) in cash                          133           (3,684)
Cash at beginning of the year                        951            4,005
------------------------------------------------------------------------------
Cash at end of period                             $1,084            $ 321
                                                  ======            =====

       See notes to the condensed consolidated financial statements.

In 1998, the Company entered into capital leases for office and computer equipment totaling approximately $1,217,000.

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

2.   Earnings Per Common Share

  Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were:

                             Three Months Ended           Nine Months Ended
                        September 25, September 26, September 25, September 26,
(In thousands of dollars,   1998          1997         1998           1997
except per share amounts)
-------------------------------------------------------------------------------
Net income                 $1,148         $606        $3,642         $1,167
-------------------------------------------------------------------------------
Weighted average shares
  for basic earnings
  per share                 6,516        6,334         6,502          6,290

Effect of dilutive common
  equivalent shares
  (options)                   613          753           679            560
-------------------------------------------------------------------------------
Weighted average shares
  and dilutive common
  equivalent shares
  for dilutive earnings
  per share                 7,129        7,087         7,181          6,850
-------------------------------------------------------------------------------
Basic earnings per share    $0.18        $0.10         $0.56          $0.19
Dilutive earnings per share $0.16        $0.09         $0.51          $0.17

3.   Investments

  AT September 25, 1998, the Company owned approximately 2,444,000 common shares (34% of the shares outstanding) of Mechanical Technology Incorporated (MTI).
The Company's investment in MTI is recorded under the equity method and approximated $5,809,000, which included goodwill of approximately $680,000. The goodwill is being amortized over 10 years. The Company's equity in MTI's net income, recorded on a one-quarter delay basis, was $300,000 for the three months ended September 25, 1998. At September 25, 1998, the aggregate market value of the Company's shares of MTI stock was $18,330,285. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment.

                         FIRST ALBANY COMPANIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)
                              (Continued)

  MTI distributed to holders of record of shares of its common stock as of the close of business on August 12, 1998 (the "Record Date"), non transferrable subscription rights to purchase additional shares of common stock at an exercise price of $6.00 per share (the "Rights Offering"). One right was granted for each five shares of common stock held on the Record Date. The rights expired September 24, 1998. First Albany Companies Inc. exercised rights for a total of 407,340 shares of MTI common stock during the month of September 1998.

  In June 1997, Plug Power L.L.C., a joint venture between MTI and Edison Development Corp, ("EDC"), a subsidiary of DTE Energy Corporation, was formed. Plug Power is engaged in the research and development of a Proton Exchange Membrane fuel cell. Plug Power is a development company and has never earned any profits. MTI stated in the prospectus for the Rights Offering that a sustantial portion of the net proceeds of the Rights Offering will likely be invested in or loaned to Plug Power. MTI and EDC have each stated they intend to contribute $5 million to Plug Power to fund continuing operations for the period August 1, 1998 through March 31, 1999, the form and timing of which have not yet been determined. Nevertheless, if MTI makes or commits to make further investments in or loans to Plug Power, it will recognize its proportionate share of loss in Plug Power to the extent of such investments. Under applicable accounting standards, if MTI were to have contributed $5 million in cash to Plug Power prior to September 30, 1998, it is estimated that MTI would recognize a substantial portion of the $5 million as a loss in its fiscal year 1998. In any event, the Company will then be required to recognize its proportionate share (34%) of MTI's losses and thereby reduce its pre-tax income.

  The following presents unaudited summarized financial information of MTI for the three months ended June 30, 1998:

          (in thousands of dollars)
          ----------------------------------------
          Assets                           $13,108
          Liabilities                        5,222
          ----------------------------------------
          Shareholder's equity             $ 7,886
          ========================================
          Revenues                         $ 5,767
          Operating income                     841
          Net Income                          $869
          ========================================

  At September 25, 1998, the Company owned 229,500 shares of META Group, Inc. The fair market value of this investment was $7,186,000. During the three months ended September 25, 1998 the Company has recorded unrealized gains of $1,951,000 with respect to this investment.

                     FIRST ALBANY COMPANIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)
                            (Continued)

4.   Receivables from Others
  Amounts receivable from others as of:

                                            September 25,    December 31,
(In thousands of dollars)                       1998             1997
-------------------------------------------------------------------------------
  Adjustment to record securities on a
    trade date basis, net                     $25,582          $
  Others                                        8,193            7,760
-------------------------------------------------------------------------------
Total                                         $33,775          $ 7,760

  For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

5.   Payables to Others
  Amounts payable to others as of:

                                              September 25,    December 31,
(In thousands of dollars)                         1998             1997
-------------------------------------------------------------------------------
  Adjustment to record securities owned on
   a trade date basis, net                     $                 $23,737
  Borrowing under line-of-credit agreements      8,948            10,793
  Others                                         3,644             2,671
-------------------------------------------------------------------------------
  Total                                        $12,592           $37,201

  For proprietary securities transactions, amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

6.   Notes Payable

  Notes payable consists of a note for $2,177,083, which is collateralized by fixed assets and is payable in monthly principal payments of $114,583 plus interest. The interest rate is 2.5% over the 90-day United States Treasury Securities Rate (4.494% plus 2.5% on September 25, 1998). This note matures April 1, 2000.

  Notes payable also consists of a note for $3,125,000, which is collateralized by fixed assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day
London InterBank Offered Rate ("LIBOR") (5.3125% plus 2% on September 25,
1998). One of the more significant covenants requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of September 25, 1998 was $3,966,000. The amount of net capital as of September 25, 1998 was $20,021,000. This note matures on March 27, 2001.

                      FIRST ALBANY COMPANIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANIAL STATEMENTS

                            (Unaudited)
                            (Continued)

7.   Obligations under Capitalized Leases

  The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 25, 1998:

               (In thousands of dollars)
               -----------------------------------------------
               1998                                      $ 326
               1999                                      1,310
               2000                                      1,275
               2001                                        895
               2002                                        284
               2003                                         40
               -----------------------------------------------
               Total Minimum Lease Payments              4,130
               Less: Amount Representing Interest          475
               -----------------------------------------------
               Present Value of Minimum Lease Payments  $3,655
               ===============================================

8.   Subordinated Debt

  The Company has a subordinated debt of $2,500,000. This debt bears interest at 8.75%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 29,648 shares of the Company's stock at $16.86 per share. This right expires December 31, 2002.

  The Company also has an additional subordinated debt of $5,000,000 which bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 97,241 shares of the Company's stock at $10.29 per share. This right expires December 31, 2002.

  Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required net capital. The amount of required net capital as of September 25, 1998 was $3,966,000. The amount of net capital as of September 25, 1998 was $20,021,000.

9.   Commitments and Contingencies

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

                      FIRST ALBANY COMPANIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)
                            (Continued)

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

10.  Stockholders' Equity

    Dividends:

  In January 1998, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share paid on February 26, 1998, to shareholders of record on February 12, 1998.

  In April 1998, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 27, 1998, along with a 5% stock dividend. Both were payable on May 26, 1998 to shareholders of record on May 12, 1998.

  In July 1998, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended June 26, 1998, payable on August 25, 1998 to shareholders of record on August 11, 1998.

  In October 1998, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the third quarter, ended September 25, 1998, along with a 5% stock dividend. Both are payable on November 24, 1998 to shareholders of record on November 10, 1998.

    Rights Plan:

  On March 27, 1998, the Board of Directors adopted a Shareholder Rights Plan. The rights will be distributed as a dividend of one right for each share of First Albany Companies, Inc. common stock outstanding, with a record date of March 30, 1998. The Shareholder Rights Plan is intended to deter coercive takeover tactics and strengthen the Company's ability to deal with an unsolicited takeover proposal.

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

  Upon any person or group acquiring 15% of the outstanding shares of voting stock, each right will entitle its holder to buy shares of First Albany Companies Inc. common stock (or of the stock of the acquiring company if it is the surviving entity in a business combination) having a market value equal to twice the exercise price of each right. The rights will be redeemable at any time prior to their becoming exercisable.

                        FIRST ALBANY COMPANIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)
                              (Continued)

11.  Net Capital Requirements

  The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined by the Rule. As of September 25, 1998, the broker-dealer subsidiary had aggregate net capital, as defined, of $20,021,000-exceeding the required net capital by $16,055,000.

12.  Derivative Financial Instruments

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

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Reclassification or restatement of comparative financial statements or financial information is not permitted under this statement. Management has not yet determined the impact, if any, that adoption of SFAS 133 would have on the financial statements.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                                          1998 vs.
                                  Three Months Ended      1997      Percentage
                              September 25, September 26, Increase   Increase
(In thousands of dollars)         1998         1997       (Decrease) (Decrease)
-------------------------------------------------------------------------------
Revenues
 Commissions                    $15,053       $14,679      $   374       3%
 Principal transactions          16,617        16,167          450       3%
 Investment banking               8,130         4,279        3,851      90%
 Interest income                 12,275        11,806          469       4%
 Fees and others                  3,817         2,810        1,007      36%
-------------------------------------------------------------------------------
Total revenues                   55,892        49,741        6,151      12%
 Interest expense                10,126        10,172          (46)      0%
-------------------------------------------------------------------------------
Net revenues                     45,766        39,569        6,197      16%
-------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits       31,378        26,215        5,163      20%
 Clearing, settlement and
  brokerage costs                 1,133           917          216      24%
 Communications and
  data processing                 3,501         3,227          274       8%
 Occupancy and depreciation       3,401         3,395            6       0%
 Selling                          2,027         2,333         (306)    -13%
 Other                            2,367         2,331           36       2%
-------------------------------------------------------------------------------
Total expenses
 (excluding interest)            43,807        38,418        5,389      14%
-------------------------------------------------------------------------------
Income before income taxes        1,959         1,151          808      70%
 Income tax expense                 811           545          266      49%
-------------------------------------------------------------------------------
Net Income                      $ 1,148       $   606      $   542      89%
                                =======       =======      =======     ====
Net interest income
 Interest income                $12,275       $11,806      $   469       4%
 Interest expense                10,126        10,172          (46)      0%
-------------------------------------------------------------------------------
Net Interest Income             $ 2,149       $ 1,634      $   515      32%
                                =======       =======      =======     ====

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

Business Environment
--------------------
  First Albany Corporation (First Albany), a wholly owned subsidiary of First Albany Companies Inc. (the Company), is a full service investment banking and brokerage firm. Its primary business includes the underwriting, distribution, and trading of fixed income and equity securities. The investment banking and brokerage businesses earn revenues in direct correlation with the general level of trading activity in the stock and bond markets. This level of activity cannot be controlled by the Company; however, many of the Company's costs are fixed. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

Results of Operations
---------------------
Three Month Periods Ended September 25, 1998 and September 26, 1997

Net Income
----------
  Net income for the quarter ended September 25, 1998 was $1.1 million or $
0.18 basic earnings per share ($0.16 dilutive earnings per share), compared to $0.6 million or $0.10 basic earnings per share ($0.09 dilutive earnings per share) in the comparable 1997 period. This quarter's net revenue gains reflect an increase in each of the firm's divisions. The firm's Equities Division continues to show significant growth with an increase in net revenues of over 35% compared to the same period last year. Net revenues in the Municipal Division increased over 25%, the Taxable Fixed Income Division increased over 15%, and net revenues in the Private Client Group increased slightly compared to the same period last year.
The firm's margins continue to show significant improvement in comparison to 1997's results, as we maintain our focus on controlling expenses.

Investment Banking
------------------
  Investment banking revenues for this year's third quarter increased $3.9 million or 90% compared to the comparable 1997 period. Revenues from selling concessions increased $1.3 million (equities increased
$0.2 million, municipals increased $0.9 million and taxable fixed income increased $0.2 million), underwriting fees increased $0.8 million (equities increased $0.5 million and municipals increased
$0.3 million), and investment banking fees increased $1.8 million (equities increased $0.5 million and municipals increased $1.3 million).

Fees and Others
---------------
  Fees and other revenues for this year's third quarter increased $1.0 million or 36% compared to the same period of 1997, reflecting increased revenues from investment advisory services and service charges.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

Net Interest Income
-------------------
  Net interest income for this year's third quarter increased $0.5 million compared to the same period of 1997, due primarily to higher levels of margin borrowings by the Company's clients.

Compensation and Benefits
-------------------------
  Compensation and benefits for this year's third quarter increased $5.2 million or 20% compared to the same period of 1997, due primarily to the higher levels of revenues and profitability.

Income Taxes
------------
  Income taxes increased $0.3 million compared to the same period of 1997, due to an increase in pre-tax earnings.

                        FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1998 VS. 1997

                                                        1998 vs.
                                Nine Months Ended       1997       Percentage
                           September 25, September 26,  Increase   Increase
(In thousands of dollars)      1998         1997       (Decrease) (Decrease)
-------------------------------------------------------------------------------
Revenues
 Commissions                $ 44,421      $ 38,347      $  6,074      16%
 Principal transactions       55,118        47,246         7,872      17%
 Investment banking           23,333        11,114        12,219     110%
 Interest income              35,457        32,748         2,709       8%
 Fees and others              10,118         8,114         2,004      25%
-------------------------------------------------------------------------------
Total revenues               168,447       137,569        30,878      22%
 Interest expense             29,102        28,112           990       4%
-------------------------------------------------------------------------------
Net revenues                 139,345       109,457        29,888      27%
-------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits    97,608        73,183        24,425      33%
 Clearing, settlement and
  brokerage cost               3,035         2,470           565      23%
 Communications and
  data processing             10,207         9,529           678       7%
 Occupancy and depreciation    9,938         9,842            96       1%
 Selling                       5,782         6,047          (265)     -4%
 Other                         6,662         6,885          (223)     -3%
-------------------------------------------------------------------------------
Total expenses
 (excluding interest)        133,232       107,956        25,276      23%
------------------------------------------------------------------------------
Income before income taxes     6,113         1,501         4,612     307%
 Income tax expense            2,471           639         1,832     287%
-------------------------------------------------------------------------------
Income before extraordinary
 items                         3,642           862         2,780     323%
  Extraordinary gain,
   net of taxes                    0           305          (305)   (100%)
-------------------------------------------------------------------------------
Net income                    $3,642        $1,167        $2,475     212%
                              ======        ======        ======    =====
Net interest income
 Interest income             $35,457       $32,748        $2,709       8%
 Interest expense             29,102        28,112           990       4%
-------------------------------------------------------------------------------
Net interest income           $6,355        $4,636        $1,719      37%
                              ======        ======        ======     ====


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Nine Months Periods Ended September 25, 1998 and September 26, 1997

Net Income
----------
  Net income for the nine months ended September 25, 1998, was $3.6 million or $0.56 basic earnings per share ($0.51 dilutive earnings per share), compared to $1.2 million or $0.19 basic earnings per share
($0.17 dilutive earnings per share) in the comparable 1997 period.

Commissions
-----------
  Commission revenues increased $6.0 million or 16% in this year's nine-month period reflecting active trading in all major markets. Revenues from listed and over-the-counter agency commissions increased $3.4 million or 14% while mutual fund commission revenues increased $2.6 million or 23%.

Principal Transactions
----------------------
  Principal transactions increased $7.9 million or 17% in this year's first nine-months. This was comprised of an increase in taxable fixed income of $8.0 million, partially due to increased opportunity in international markets, an increase in investment income of $2.4 million, primarily from META Group, Inc., a decrease in municipal bonds of $2.1 million and a decrease in equity securities of $0.4 million.

Investment Banking
------------------
  Investment banking revenues increased $12.2 million or 110% in this year's first nine-months, primarily due to favorable market conditions during this period and an increase in equity offerings in which the Company participated as manager or co-manager. Revenues from selling concessions increased $6.0 million (equities increased $1.8 million, municipals increased $2.8 million and taxable fixed income increased $1.4 million), underwriting fees increased $0.9 million (equities increased $0.6 million and municipals increased $0.3 million), and investment banking fees increased $5.3 million (equities increased $2.9 and municipals increased $2.4 million).

Fees and Others
---------------
  Fees and other revenues for this year's first nine months increased $2.0 million or 25% compared to the same period of 1997, reflecting increased revenues from investment advisory services and service charges.

Net Interest Income
-------------------
  Net interest income for this year's first nine-months increased $1.7 million compared to the same period of 1997, due primarily to higher levels of margin borrowings by the Company's clients.

Compensation and Benefits
-------------------------
  Compensation and benefits increased $24.4 million or 33%, due primarily to higher levels of revenues and profitability.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

Clearance, Settlement and Brokerage Costs
-----------------------------------------
  Clearance, settlement and brokerage costs for this year's first nine months increased $0.6 million or 23% compared to the same period of 1997, due primarily to increases in listed agency transactions and customer options activity.

Communications and Data Processing
----------------------------------
  Communications and data processing expenses increased $0.7 million or 7% in this year's first nine months. Communication expense increased $0.3 million due mainly to the firm's upgrade in technology. Data processing expense increased $0.4 million due mainly to an increase in transactions.

Income Taxes
------------
  Income taxes increased $1.8 million due to an increase in pre-tax earnings.


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

  At September 25, 1998, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

  Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit-totaling $250,000,000 of which approximately $96,208,000 were unused as of September 25, 1998-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

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

  In October 1998, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the third quarter, ended September 24, 1998, along with a 5% stock dividend. Both are payable on November 24, 1998 to shareholders of record on November 10, 1998.

Equity Investments
------------------
  At September 25, 1998, the Company owned approximately 2,444,000 common shares (34% of the shares outstanding) of Mechanical Technology Incorporated
(MTI). The Company's investment in MTI is recorded under the equity method and approximated $5,809,000, which included goodwill of approximately $680,000.
The goodwill is being amortized over 10 years. The Company's equity in MTI's net income, recorded on a one-quarter basis, was $300,000 for the three months ended September 25, 1998. At September 25, 1998, the aggregate market value of the Company's shares of MTI stock was $18,330,285. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment.

  MTI distributed to holders of record of shares of its common stock as of the close of business on August 12, 1998 (the "Record Date"), non transferrable subscription rights to purchase additional shares of common stock at an exercise price of $6.00 per share (the "Rights Offering"). One right was granted for each five shares of common stock held on the Record Date. The rights expired September 24, 1998. First Albany Companies, Inc., exercised rights for a total 407,340 shares of MTI common stock during the month of September 1998.

  In June 1997, Plug Power L.L.C., a joint venture between MTI and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Corporation, was formed. Plug Power is engaged in the research and development of a Proton Exhange Membrane fuel cell. Plug Power is a development company and has never earned any profits. MTI stated in the prospectus for the Rights Offering that a substantial portion of the net proceeds of the Rights Offering will likely be invested in or loaned to Plug Power. MTI and EDC have each stated they intend to contribute $5 million to Plug Power to fund continuing operations for the period August 1, 1998 through March 31, 1999, the form and timing of which have not yet been determined. Nevertheless, if MTI makes or commits to make further investments in or loans to Plug Power, it will recognize its proportionate share of loss in Plug Power to the extent of such investments. Under applicable accounting standards, if MTI were to have contributed $5 million in cash to Plug Power prior to September 30, 1998, it is estimated that MTI would recognize a substantial portion of the $5 million as a loss in its fiscal year 1998. In any event, the Company will then be required to recognize its proportionate share (34%) of MTI's losses and thereby reduce its pre-tax income.

                          FIRST ALBANY COMPANIES INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                                 (Continued)

New Accounting Standards
------------------------
  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. SFAS 131 does not need to be applied to interim financial statements in the year adopted. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 131. Application of SFAS 131 is not expected to have an impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

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

Year 2000 Issues
----------------
  The Year 2000 Issue (Y2K) concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g., "98" for "1998"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most securities institutions, is significantly subject to the potential impact of the Y2K due to the nature of the industry. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside the Company's ownership, yet with which the Company interfaces either electronically or operationally. Securities industry regulators have intensively focused upon Y2K exposures, issuing guidance concerning the responsibilities of senior management and directors. Y2K testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory examinations of securities firms.

  In August 1998, the Company filed form BD-Y2K, a mandatory filing with the Securities & Exchange Commission, New York Stock Exchange and National Association of Securities Dealers describing its Y2K compliance efforts and its Y2K readiness status. The Company will file the second of these mandatory filings in June 1999. The SEC has highly prioritized Y2K compliance in order to avoid major disruptions to the operations of securities institutions. Institutions failing to file this mandatory disclosure may be and in some cases already have been subject to formal enforcement action, supervisory agreements, cease and desist orders or civil money penalties.

                          FIRST ALBANY COMPANIES INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                                 (Continued)

The Project
-----------
  The Company has initiated a comprehensive project to prepare its internally and externally dependent computer and peripheral systems for the year 2000, and plans to have changes to critical systems completed by the end of 1998. This will allow time for first quarter 1999 industry testing and to assure the accurate processing of information and data for January 1, 2000.

  The approach is multiphase, as follows:
      Phase I - Inventory & Assessment: A comprehensive inventory of all hardware, software, vendor interfaces and service providers is being completed and stored in a database that will allow for easy access and updating.
      Phase II - Planning, Analysis & Design: The detailed Project Plan has been completed, to allow for easy tracking and updating.
      Phase III - Remediation: In some cases, remediation is undertaken either by the Company or by an outsourced third party in the form of upgrades, replacements or code fixes. In other cases, the Company monitors its vendors' progress in making its systems Y2K compliant.
      Phase IV - Testing: As programs and hardware are fixed, replaced or upgraded, they are extensively tested before being placed into production.
     Phase V - Implementation: All production-ready systems (hardware, software, and programming) are placed into production and carefully monitored.
     Phase VI - Post Implementation: The Company will keep a careful eye out for any new products put into production after the Y2K plan has been fully executed.

     The Company is currently participating in external testing with its service providers and will participate in industry-wide testing beginning the first quarter 1999. In addition to our own testing, securities industry service providers, such as the New York Stock Exchange, the Depository Trust Company and the National Securities Clearance Corporation, are conducting tests of the critical clearance and execution systems that drive the industry as a whole. This is being done with the oversight of the Securities and Exchange Commission.

State of Readiness
------------------
  The Company had defined "mission-critical" applications as those necessary for the Company to continue with business as usual.

  Beta Systems, which represents 90% of the Company's mission-critical applications, provides the Company with its official books and records, order entry and clearing capabilities related to securities transaction processing. Beta Systems has certified to the Company that they are Y2K compliant. Full testing with Beta Systems, for mission critical applications, began in the third quarter of 1998 and will be completed in the fourth quarter of 1998.

  Of the remaining mission critical applications, which include Informix scripts and several key vendor-provider applications, the Company has remediated, tested and implemented 95% of these, with completion scheduled for the fourth quarter of 1998. Testing of non-mission critical applications will begin during the fourth quarter 1998 and will be completed in the first quarter of 1999.

                       FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

                               (Continued)

   The Company has included facilities management concerns in its overall Y2K plan. This includes issues with power, HVAC, elevators, fire alarm systems, and security systems, among others. The Company is confident that these systems will work normally after January 1, 2000.

  The Company has delayed several Information Technology projects so that Y2K issues could be timely and efficiently dealt with. The delay of these projects has not affected the Company's financial condition and the results of operations.

The Costs to Address the Company's Y2K Issues
---------------------------------------------
  The Company has allocated a budget of $1.2 million for the Y2K project.
The Company has spent $175,000 on its Y2K project through the third quarter 1998. This amount was spent on upgrades to its Novell and NT operating systems, upgrading three voice/data applications, and building a Y2K compliant environment. The Company anticipates spending an additional $725,000 from the fourth quarter 1998 through the first quarter 1999. This amount will include the replacement of non-compliant desktop machines, which will be capitalized, as well as independent verification testing of its internal applications which will be expensed as incurred. These costs are being funded through operating cash flow. All internal remediation has been accomplished by utilizing existing Company personnel. The Company's Y2K budget does not include extensive resource allocation and management from internal sources.

  The Novell, NT, voice/data applications and the rollout of new desktop computer projects were all accelerated to meet the Company's Y2K project deadlines.

The Risks of the Company's Y2K Issues
-------------------------------------
  The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition.

  Although the Company expects its critical systems to be compliant by year-end 1998, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include one or more of the Company's significant systems being non-compliant. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to process trades, safeguard and manage its invested assets and operating cash accounts, accurately maintain client information, accurately maintain accounting records, and/or perform adequate customer service. Should the worst case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

  The Company believes that, with implementation and completion of its Y2K project, the possibility of significant interruptions of normal business operations should be reduced.

                         FIRST ALBANY COMPANIES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                 (Continued)

The Company's Contingency Plans
-------------------------------
  There are certain industry service centers that are so fundamental to the securities business that they cannot be replaced. The Company acknowledges that while a close watch must be kept on these, they have not been factored into the Company's contingency strategy. These service centers include, but are not limited to the following:
    National Exchanges (NYSE, AMEX, NASDAQ, CBOT, etc.)
    DTC
    Trading systems
    Local and long distance telephone carriers
    Utility companies, including gas and electric

  The Company has determined tht if it cannot independently confirm through extensive testing that Beta Systems is Y2K compliant, it will be necessary to convert to a service bureau that is compliant. The Company has resolved to make this decision by the end of the first quarter 1999 so that enough time will be available to proceed with the conversion.

  The Company will continue to reassess the need for formal contingency plans, based on progress of Y2K efforts by the Company and third parties.

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

  The Company's broker-dealer subsidiary, First Albany Corporation (the Corporation), has been named in a lawsuit relating to certain real estate investments (in which the provider of these investments was also named) for which the Corporation acted as placement agent. Plaintiff claims damages of approximately $16 million and the right to treble damages under the Indiana RICO statute. The Corporation intends to vigorously defend this action. Management believes that the risk of any possible liability to the Corporation cannont currently be estimated. At this time, based on advice of counsel, management believes that resolution of this matter will not have a material effect on the financial position of the Corporation, although it may have a material effect on the results of operations in the period in which it is resolved. The case is currently scheduled for trial in 1999.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11) Statement Re:  Computation of Per Share Earnings.
          (27) Selected Financial Data Schedule BD

     (b)  Reports on Form 8-K

          No Form 8K was filed during the quarter ended September 25, 1998.


        FIRST ALBANY COMPANIES INC.                    (Exhibit 11)
                     COMPUTATION OF PER SHARE EARNINGS

                            Three Months Ended           Nine Months Ended
                       September 25, September 26,  September 25, September 26,
                           1998         1997             1998         1997
-------------------------------------------------------------------------------
Basic:
  Net income             $1,148        $ 606           $3,642       $1,167
-------------------------------------------------------------------------------
  Weighted average
   number of shares
   outstanding during
   the period             6,516        6,334            6,502        6,290
-------------------------------------------------------------------------------
Net income per share      $0.18        $0.10            $0.56        $0.19
-------------------------------------------------------------------------------

Dilutive:
  Net income             $1,148        $ 606           $3,642       $1,167
-------------------------------------------------------------------------------
  Weighted average
   number of shares
   outstanding during
   the period             6,516        6,334            6,502       6,290

  Effective of dilutive
   common equivalent
   shares                   613          753              679         560
-------------------------------------------------------------------------------
  Weighted average shares
   and common equivalent
   shares outstanding     7,129        7,087            7,181       6,850
-------------------------------------------------------------------------------
  Net income per share    $0.16        $0.09            $0.51       $0.17
                          =====        =====            =====       =====

**Per share figures and shares outstanding have been restated for all dividends declared.

                                SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                First Albany Companies Inc.
                                ---------------------------
                                      (Registrant)


Date:  November 3, 1998         /s/ ALAN P. GOLDBERG
                                ---------------------------
                                Alan P. Goldberg
                                President/Co-Chief Executive Officer


Date:  November 3, 1998         /s/ TIMOTHY R. WELLES
                                ---------------------------
                                Timothy R. Welles
                                Chief Financial Officer
                                (Principal Accounting Officer)
