Form 10-K
period 1998-12-31
FIRST ALBANY COMPANIES INC
filed 1999-03-26
CIK 782842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998       Commission file number
014140

           F I R S T   A L B A N Y   C O M P A N I E S   I N C .
          (Exact name of registrant as specified in its charter)

 New York                                              22-2655804
-------------------------------                        ----------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification No.)

30 S. Pearl Street, Albany, New York                   12207
------------------------------------                   ------
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code (518) 447-8500
                                                        --------------
Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
Title of each class                                   which registered
-------------------                                   ----------------
         none                                                none

Securities registered pursuant to Section 12(g) of the Act:

Common stock par value $.01 per share
-----------------------------------------------------------------------------
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X  No
                                                     ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [  ]

As of March 18, 1999, 6,601,128 shares, par value $.01 per share, were outstanding. The aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the closing price of Registrant's shares as reported on the NASDAQ system on March 18, 1999, which was $14.1875 was approximately $41,475,908.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into
Part III.

                                  Part I

Item 1.  Business
-----------------
First Albany Companies Inc. (the Company), through its wholly owned subsidiary First Albany Corporation (First Albany), conducts a full service investment banking business with brokerage activity predominantly in New York and New England. These activities include securities brokerage for individual and institutional customers, and market-making and trading of corporate, government, and municipal securities. In addition, First Albany underwrites and distributes municipal and corporate securities, provides securities clearance activities for other brokerage firms, and offers financial advisory services to its customers. Another of the Company's subsidiaries is First Albany Asset Management Corporation ("FAAM"). FAAM serves as investment manager to individual and institutional customers. FAAM directs the investment of customer and mutual fund assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and continuous supervision of the portfolios. First Albany Enterprise Funding ("FAEF") is another subsidiary of the Company formed in 1998 as a private equity investment company whose business is to provide venture capital and merchant banking services to firms in the high technology sector.

Brokerage services to private client and institutional customers are provided through First Albany's salesforce of Financial Consultants and Institutional Salespeople. First Albany believes that its Financial Consultants and Institutional Salespeople are a key factor to the success of its business. Over the last five years, the number of full-time Financial Consultants and Institutional Salespeople has grown from approximately 246 to 327 as of December 31, 1998, many of whom joined First Albany after previous associations with national brokerage firms.

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

First Albany operates a total of 30 Private Client and Institutional (including Investment Banking) offices in 11 states. First Albany's executive office and largest sales office are both located in Albany, New York.

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

Sources of Revenues
-------------------
A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows:

                                      For the Years Ended
------------------------------------------------------------------------------
                              December 31,    December 31,      December 31,
                                 1998            1997             1996
                             Amount Percent   Amount Percent   Amount Percent
------------------------------------------------------------------------------
 (In thousands of dollars)
Securities commissions:
  Listed                     $25,723  11.4%   $22,523 11.6%    $20,507  12.2%
  Over-the-counter            13,654   6.0%    11,327  5.9%      7,749   4.6%
  Options                      3,256   1.4%     2,843  1.5%      1,894   1.1%
  Mutual funds                18,378   8.1%    15,805  8.2%     12,258   7.3%
  Other                           (1)  0.0%       489  0.3%        303   0.2%
------------------------------------------------------------------------------
  Sub-total                   61,010  26.9%    52,987 27.5%     42,711  25.4%

Principal transactions        72,060  31.8%    63,235 32.7%     63,438  37.7%
Investment banking            30,544  13.5%    19,636 10.1%     19,558  11.6%
Clearing revenues              1,055   0.5%     1,090  0.6%      1,100   0.7%
Fees and other                13,200   5.8%    10,550  5.5%      9,144   5.4%
------------------------------------------------------------------------------
  Total operating
  revenues                   177,869  78.5%   147,498 76.4%    135,951  80.8%
------------------------------------------------------------------------------
Interest income               48,697  21.5%    45,474 23.6%     32,240  19.2%
------------------------------------------------------------------------------
  Total revenues            $226,566 100.0%  $192,972 100.0%  $168,191 100.0%

Securities Commissions
----------------------
In executing customers' orders to buy or sell listed securities and securities in which it does not make a market, First Albany generally acts as an agent and charges a commission.

Principal Transactions
----------------------
First Albany buys and maintains inventories of municipal debt, corporate debt, and equity securities as a "market maker" for sale of those securities to other dealers and to customers. A staff of 54 traders, underwriters, and assistants manage First Albany's inventory of securities. As of December 31, 1998, First Albany made a market in 228 common stocks quoted on National Association of Securities Dealers Automated Quotation ("NASDAQ") and other less actively traded securities. First Albany also trades municipal bonds and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities; and corporate obligations. Principal transactions have been a significant source of revenue and should continue to be so in the future. Continuation of these activities depends on the availability of sufficient capital and the services of highly skilled traders, Financial Consultants, and Institutional Salespeople.

In 1995, First Albany added an institutional municipal risk trading operation, in which certain inventory positions are hedged by highly liquid future contracts. Most of the inventory positions are carried for the purpose of generating sales by the retail and institutional salesforce. First Albany's trading activities require the commitment of capital and may place First Albany's capital at risk. Profits and losses are dependent upon the skill of traders, price movement, trading activity, and the size of inventories.

In executing customers' orders to buy or sell in the over-the-counter market in a security in which it makes a market, First Albany may sell to or purchase from its customers at a price which is substantially equal to the current inter-dealer market price, plus or minus a markup or markdown. Alternatively, First Albany may act as an agent, executing a customer's
purchase or sale order with another broker-dealer, who acts as a market maker, at the best inter-dealer market price available and charging a commission.

The following table sets forth the highest, lowest, and average month-end inventories (including the net of securities owned and securities sold, but not yet purchased) for calendar 1998 by securities category where First Albany acted as principal.

                                   Highest         Lowest         Average
     (In thousands of dollars)    Inventory       Inventory      Inventory
------------------------------------------------------------------------------
     State and municipal bonds   $ 147,203        $ 77,566       $ 108,772
     Corporate obligations          21,424           5,644          12,317
     Corporate stocks                6,277           1,255           3,454
     U.S. Government and federal
       agencies obligations         13,730          (4,355)          6,137

Underwriting and Investment Banking
-----------------------------------
First Albany manages, co-manages, and participates in municipal and corporate securities distributions. For the periods indicated, the table below highlights the number and dollar amount of corporate and municipal securities offerings managed or co-managed by First Albany and the number and amount of First Albany's underwriting participations in syndicates, including those managed or co-managed by First Albany:

                      Corporate Stock and Bond Offerings
                      ----------------------------------

                         Managed or Co-Managed       Syndicate Participations
------------------------------------------------------------------------------
Year                   Number of      Amount of     Number of      Amount of
Ended                   Issues        Offering   Participations  Participation
------------------------------------------------------------------------------
                                   (In thousands of dollars)
December 1998             10          $636,660        108          $166,582
December 1997             12           322,137        110           126,250
December 1996              9           348,292        177           218,452
December 1995
   (three-months)          2            86,828         74            73,303
September 1995            13           514,583        203           227,170
September 1994            13           483,814        334           349,723

                         Municipal Bond Offerings
                         ------------------------

                          Managed or Co-Managed      Syndicate Participations
------------------------------------------------------------------------------
Year                     Number of      Dollar       Number of       Dollar
Ended                     Issues        Amount     Participations    Amount
------------------------------------------------------------------------------
                                     (In thousands of dollars)
December  1998             344       $39,681,183       380         $4,672,904
December  1997             243        26,480,340       293          4,398,478
December  1996             267        19,291,904       302          3,226,226
December  1995
   (three-months)           47         6,322,205        59            522,292
September 1995             113        12,235,469       222          1,362,845
September 1994             123        14,744,502       332          1,598,182

Participation in an underwriting syndicate or selling group involves both economic and regulatory risks. An underwriter or selling group member may incur losses if it is forced to resell the securities it is committed to purchase at less than the agreed-upon purchase price. In addition, under the federal securities laws, other statutes, and court decisions with respect to underwriters' liabilities and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting or selling commitments constitute a charge against net capital and First Albany's underwriting or selling commitments may be limited by the requirements that it must at all times be in compliance with the net capital rule. See "Net Capital Requirements".

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

The volume of transactions handled by the operations staff fluctuates substantially. The monthly number of purchase and sale transactions processed for the periods indicated were as follows:

                                           Number of Monthly
                                              Transactions

 Year Ended                             High       Low      Average
 ----------                           -----------------------------
 December 1998                        122,150    73,369      93,375
 December 1997                        101,571    52,773      69,609
 December 1996                         75,140    49,631      56,956
 December 1995 (three months)          60,880    45,543      50,880
 September 1995                        56,251    35,440      42,181
 September 1994                        44,917    30,685      36,412

First Albany has established internal controls and safeguards against securities theft, including use of depositories and periodic securities counts. As required by the NYSE and certain other authorities, First Albany carries fidelity bonds covering loss or theft of securities as well as embezzlement and forgery.

First Albany clears its own securities transactions and posts its books and records daily. Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to
review operating conditions. Operations, compliance, internal audit, and legal personnel monitor compliance with applicable laws, rules, and regulations.

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

Research
--------
First Albany maintains a professional staff of equity analysts. Research is focused on six industry sectors: technology, financial services, energy, utilities, retailing and basic industry. First Albany employs 13 analysts and 13 research assistants who support First Albany's institutional equities and corporate finance activities.

In 1995, First Albany enlarged the scope of its research in the technology sector by entering into a strategic alliance with the META Group, Inc. ("META"). META, an independent market assessment company, provides research and analysis of developments and trends in information technology ("IT"), including computer hardware, software, communications and related information technology industries to both IT users and IT vendors. The alliance with META enables First Albany to provide its investors with insights drawn from META's analysis of technology trends, user experience, and vendor pricing and negotiating tactics.

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

Private Client Business
-----------------------
Revenues from First Albany's private client brokerage activities are generated through customer purchases and sales of stocks, bonds, mutual funds, and other investment products. For the calendar years ended December 31, 1998, December 31, 1997 and December 31, 1996, these revenues accounted for approximately 48%, 52%, and 45% of operating revenues, respectively.

Institutional Business
----------------------
Revenues generated from securities transactions with major institutions for the calendar years ended December 31, 1998, December 31, 1997, and December 31, 1996, accounted for approximately 46%, 42%, and 42% of operating revenues, respectively. Institutional revenues are derived from sales of tax-exempt securities, taxable debt obligations, and equity securities.

Employees
---------
At December 31, 1998, the Company had 850 full-time employees, of which 234 were Private Client Financial Consultants, 118 were Institutional
Salespeople and Institutional Traders, 173 were in branch sales support, 158 were in other revenue producing positions, 60 were in operations, and 107 were in other support and administrative functions.

New Financial Consultants, Salespeople, and Traders are required to take examinations given by the NASD and approved by the NYSE and all principal exchanges as well as state securities authorities in order to be registered. There is intense competition among securities firms for Financial Consultants, Salespeople, and Traders with proven production records. The Company considers its employee relations to be good and believes that its compensation and employee benefits are competitive with those offered by other securities firms. None of the Company's employees are covered by a collective bargaining agreement.

Competition
-----------
First Albany is engaged in a highly competitive business. Its competition includes, with respect to one or more aspects of its business, all of the member organizations of the NYSE and other registered securities exchanges, all members of the NASD, members of the various commodity exchanges, and commercial banks and thrift institutions. Many of these organizations are national firms and have substantially greater financial and human resources than First Albany. Discount brokerage firms seeking to expand their share of the private client market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers. In many instances, First Albany is competing directly with such organizations. In addition, there is competition for investment funds from the real estate, insurance, banking, and savings and loan industries. The Company believes that the principal factors affecting competition for the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

Regulation
----------
The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. First Albany is currently registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico.

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


A broker-dealer may be required to reduce its business and to restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances; it may be prohibited from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances; and it will be subject to closer supervision by the NYSE if its net capital is less than 6% of aggregate debit balances. Compliance with the Net Capital Rule may limit those operations which require the use of its capital for purposes, such as maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Net capital and aggregate debit balances change from day to day and, at December 31, 1998, First Albany's net capital was $22,336,000 which was 10.4% of its aggregate debit balances (2% minimum requirement) and $18,023,000 in excess of required minimum net capital.


Item 2.  Properties
-------------------
As of February 1999, the Company had a total of 30 Private Client Group and Institutional Sales and Trading ("Institutional") offices in 11 states, all of which are leased or rented. The Company's executive offices are located at 30 South Pearl Street, Albany, New York. The order entry, trading, research, information technology ("IT"), operations, and accounting activities are centralized in the Albany office. The offices at 30 South Pearl Street are operated under a lease which currently expires in the year 2002. All other offices are subject to lease or rental agreements that expire at various times through March 2008. These leases, in the opinion of management, are sufficient to meet the needs of the Company. A list of locations are as follows:

Albany, NY                    Fairfield, CT               Norwich, NY
 30 South Pearl St.            Private Client Group        Private Client Group
  Private Client Group
  & Institutional
  IT, Research, Back Office
                              Garden City, NY             Oneonta,  NY
                               Private Client Group        Private Client Group

 80 State St.                 Hartford, CT                Pittsfield, MA
  Private Client Group         Private Client Group        Private Client Group
                               & Institutional

Binghamton (Vestal), NY       Johnstown, NY               Rancho Santa Fe, CA
  Private Client Group         Private Client Group        Institutional

Bonita Springs, FL            Los Angeles, CA             San Francisco
  Institutional                Institutional                (Burlingame), CA
                                                           Institutional
Boston, MA                    Manchester, NH
  Private Client Group         Private Client Group
  & Institutional                                         Scranton, PA
  IT, Research                                             Institutional

Buffalo, NY                   Morristown, NJ              Stamford, CT
  Private Client Group         Institutional               Research

Burlington (Colchester), VT   Minneapolis, MN             Syracuse, NY
  Private Client Group         Institutional               Private Client Group

Chadds Ford, PA               Nashua, NH                  Wellesley, MA
  Institutional                Private Client Group         40 Grove St.
                                                           Institutional
Chicago, IL                   New York, NY                  330 Washington St.
  Private Client Group          One Penn Plaza             Private Client Group
                               Private Client Group
Elmira, NY                     & Institutional IT,
  Private Client Group         Research, Back Office



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


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
          None.


                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters
--------------------------------------------------------------------------
The Company's common stock trades on the NASDAQ Stock Market under the
symbol "FACT".  As of   March 8, 1999 there were approximately 1,391
holders of record of the Company's common stock. The following table sets forth the high and low bid quotations for the common stock as adjusted for subsequent stock dividends, along with cash dividends during each quarter for the fiscal years ended:

December 31, 1998                       Quarters Ended
------------------------------------------------------------------------------
 Stock Price Range          Mar. 27     June 26       Sept. 25       Dec. 31
    High                    $ 15        $ 14 3/8      $ 13 7/8       $ 12 3/8
    Low                     $ 11 3/4    $ 12 5/8      $  9 3/4       $  8 1/4

 Cash Dividend per Share    $ 0.05      $ 0.05        $ 0.05         $ 0.05

December 31, 1997                       Quarters Ended
------------------------------------------------------------------------------
 Stock Price Range          Mar. 28     June 27       Sept. 26       Dec. 31
    High                    $  9 3/8    $ 13 1/8      $ 14           $ 14 7/8
    Low                     $  8 1/4    $  8 3/8      $ 11           $ 11 1/2

 Cash Dividend per Share    $ 0.05      $ 0.05        $ 0.05         $ 0.05

December 31, 1996                       Quarters Ended
------------------------------------------------------------------------------
 Stock Price Range          Mar. 29     June 28       Sept. 27       Dec. 31
    High                    $  8 3/8    $  8 1/2      $  8 1/2       $  8 3/4
    Low                     $  7 3/8    $  7 3/8      $  7 3/8       $  7 1/8

 Cash Dividend per Share    $ 0.05      $ 0.05        $ 0.05         $ 0.05

The Board of Directors has from time to time authorized the Company to repurchase shares of its common stock either in the open market or otherwise. As of December 31, 1998, the total number of treasury shares was 2,808. When appropriate, the Company will consider making additional purchases.

During calendar 1998, the Company declared and paid four quarterly cash dividends totaling $.20 per share of common stock, and declared and issued two 5% common stock dividends.


In January 1999, subsequent to the period reflected in this report, the Company declared the regular quarterly cash dividend of $0.05 per share payable on February 24, 1999 to shareholders of record on February 10, 1999.


Item 6.  Selected Financial Data
--------------------------------
The following selected financial data have been derived from the Consolidated Financial Statements of the Company.

                        First Albany Companies Inc.
                             FINANCIAL SUMMARY
            (In thousands of dollars except per share amounts)

------------------------------------------------------------------------------
                    Dec. 31,  Dec. 31,  Dec. 31,  Dec. 31,  Sept. 29, Sept. 30,
For the years ended   1998      1997      1996      1995      1995      1994
------------------------------------------------------------------------------
Operating Results
Revenues:
 Commissions       $ 61,010  $ 52,987   $ 42,711  $ 34,941  $ 31,889 $ 29,553
 Principal
  transactions       72,060    63,235     63,438    44,821    43,198   36,167
 Investment banking  30,544    19,636     19,558    16,311    14,625   19,164
 Fees and other      14,255    11,640     10,244     7,530     7,214    6,578
------------------------------------------------------------------------------
 Operating revenues 177,869   147,498    135,951   103,603    96,926   91,462
 Interest income     48,697    45,474     32,240    28,075    26,173   16,222
------------------------------------------------------------------------------
 Total revenues     226,566   192,972    168,191   131,678   123,099  107,684
 Interest expense    39,946    38,615     26,030    21,985    19,904   10,467
------------------------------------------------------------------------------
 Net revenues       186,620   154,357    142,161   109,693   103,195   97,217

Expenses (excluding
interest):
 Compensation and
  benefits          130,169   105,080     95,691    74,596    71,064   65,513
 Clearing, settlement
  and brokerage costs 4,347     3,358      2,868     2,378     2,258    1,894
 Communications and
  data processing    13,852    12,872     10,897     8,244     7,794    7,198
 Occupancy and
  depreciation       13,420    13,203      8,527     6,909     6,660    5,710
 Selling              7,863     8,027      7,246     5,231     4,817    4,779
 Other                9,837     8,915      7,840     5,912     5,382    4,755
------------------------------------------------------------------------------
 Total expenses
  (excl. interest)  179,488   151,455    133,069   103,270    97,975   89,849
------------------------------------------------------------------------------
 Income before income
  taxes               7,132     2,902      9,092     6,423     5,220    7,368
 Income tax expense   2,794     1,251      3,592     2,363     1,870    2,876
------------------------------------------------------------------------------
 Income before
  extraordinary gain  4,338     1,651      5,500     4,060     3,350    4,492
 Extraordinary gain,
  net of $225 taxes               305
------------------------------------------------------------------------------
Net income          $ 4,338   $ 1,956    $ 5,500   $ 4,060   $ 3,350  $ 4,492
==============================================================================
Per Common Share:*
 Earnings-basic     $  0.67   $  0.31    $  0.91   $  0.67   $  0.55  $  0.75
 Cash dividend         0.20      0.20       0.20      0.20      0.20     0.20
 Book value            7.35      6.93       6.85      6.19      5.98     5.59
------------------------------------------------------------------------------
Financial Condition:
 Total assets      $842,898  $831,921   $675,785  $510,081  $543,255 $482,749
 Notes payable        4,750     7,271      4,583     1,641     1,791       94
 Obligations under
  capitalized leases  3,688     3,088      1,426
 Subordinated debt    7,500     7,500      5,000
 Stockholders'
  equity             48,408    44,548     42,274    37,558    36,192   33,230
------------------------------------------------------------------------------
 *All per share figures have been restated for all common stock dividends paid.


                        FIRST ALBANY COMPANIES INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------
BUSINESS ENVIRONMENT

   First Albany Corporation (First Albany), a wholly-owned subsidiary of First Albany Companies Inc. (the Company), is a full-service investment banking and brokerage firm. Its primary business includes the underwriting, distribution, and trading of fixed income and equity securities. The investment banking and brokerage businesses earn revenues in direct correlation with the general level of trading activity in the stock and bond markets. This level of activity cannot be controlled by the Company; however, many of the Company's costs are fixed. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

 This is a highly-competitive business. The competition includes not only full-service national firms and discount houses, but also mutual funds that sell directly to the customer as well as banks and insurance companies that offer a variety of investment products.

 1998 was another exceptional year for the stock market. The Dow Jones Industrial Average rose from 7,908 to 9,181 and stock prices, as measured by the S&P 500, registered a total return of 28.6%. Large company stocks dominated the market, making this the fourth consecutive year small company stocks under performed large company stocks. The period from 1994-1998 ranks as the best five year period for large company stocks in 73 years. The Fed lowered its Federal Funds Rate on three separate occasions and the yield on long-term U. S. Treasury bonds decreased from 5.92% to 5.10%. Bonds registered a return of 9.5% as measured by the Lehman Brothers Government/Corporate Index.


RESULTS OF OPERATIONS

                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

                                                      1998 vs.
                           Twelve Months Ended        1997          Percentage
                          December 31, December 31,  Increase        Increase
(In thousands of dollars)     1998         1997     (Decrease)      (Decrease)
------------------------------------------------------------------------------
Revenues:
 Commissions               $61,010       $52,987      $8,023            15%
 Principal transactions     72,060        63,235       8,825            14%
 Investment banking         30,544        19,636      10,908            56%
 Fees and other             14,255        11,640       2,615            22%
------------------------------------------------------------------------------
Operating revenue          177,869       147,498      30,371            21%
 Interest income            48,697        45,474       3,223             7%
------------------------------------------------------------------------------
Total Revenues             226,566       192,972      33,594            17%
 Interest expense           39,946        38,615       1,331             3%
------------------------------------------------------------------------------
Net revenues               186,620       154,357      32,263            21%
------------------------------------------------------------------------------
Expenses (excluding interest):
 Compensation and benefits 130,169       105,080      25,089            24%
 Clearing, settlement and
  brokerage cost             4,347         3,358         989            29%
 Communications and
  data processing           13,852        12,872         980             8%
 Occupancy and depreciation 13,420        13,203         217             2%
 Selling                     7,863         8,027        (164)           (2%)
 Other                       9,837         8,915         922            10%
------------------------------------------------------------------------------
Total expenses
 (excluding interest)      179,488       151,455      28,033            19%
-------------------------------------------------------------------------------
Income before income taxes   7,132         2,902       4,230           146%
 Income tax expense          2,794         1,251       1,543           123%
-------------------------------------------------------------------------------
Income before
 extraordinary items         4,338         1,651       2,687           163%
  Extraordinary gain,
   net of $225 taxes                         305        (305)         (100%)
------------------------------------------------------------------------------
Net Income                  $4,338        $1,956      $2,382           122%
==============================================================================

Net interest income:
 Interest income           $48,697       $45,474      $3,223             7%
 Interest expense           39,946        38,615       1,331             3%
------------------------------------------------------------------------------
Net interest income         $8,751        $6,859      $1,892            28%
==============================================================================


                       FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Calendar Year 1998 Compared with Calendar Year 1997

Net Income
----------
 Net income for the calendar year ended December 31, 1998 was $4.3 million or $0.67 basic earnings per share compared to $2.0 million or $0.31 basic earnings per share a year ago. This year's net revenue gains reflect an increase in each of the Company's divisions. Net revenues in the Company's Institutional Division were up 33% compared to the same period last year (taxable fixed income had an increase of over 60%, equities increased 30% while municipals increased 14%), while the Private Client Group's net revenues increased 13%.

Commissions
-----------
 Commission revenues increased $8.0 million or 15% in calendar 1998 reflecting active trading in all major markets. Revenues from listed stocks and over-the-counter agency stock commissions increased $5.5 million or 15% with mutual fund commission revenues increasing $2.5 million or 16%.

Principal Transactions
----------------------
 Principal transactions increased $8.8 million or 14% in calendar 1998. This was comprised of an increase in taxable fixed income of $10.6 million partially due to increased opportunity in international markets, an increase in investment income of $0.7 million, and a decrease in municipal bonds of $2.5 million, with equity securities remaining stable.

Investment Banking
------------------
 Investment banking increased $10.9 million or 56% in calendar 1998, primarily due to favorable market conditions during this period. Revenues from selling concessions increased $5.1 million (equities increased $0.5 million, municipals increased $3.1 million and taxable fixed income increased $1.5 million), underwriting fees increased $1.1 million (equities increased $0.5 million and municipals increased $0.6 million), and investment banking fees increased $4.7 million (equities increased $2.6 and municipals increased $2.1 million).

Fees and Other
--------------
 Fees and other revenues increased $2.6 million or 22% in calendar 1998 resulting partially from the firm's focus to increase fee based revenue.

Net Interest Income
-------------------
 Net interest income increased $1.9 million or 28% in calendar 1998, due primarily to higher levels of margin borrowings by the Company's clients.

Compensation and Benefits
-------------------------
 Compensation and benefits increased $25.1 million or 24% in calendar 1998 due primarily to higher levels of revenues and profitability. Sales-related compensation increased $23.2 million, salaries increased $1.9 million, and benefits remained stable.

Clearance, Settlement and Brokerage Costs
-----------------------------------------
 Clearance, settlement and brokerage costs increased $1.0 million or 29% in calendar 1998 due primarily to increases in listed agency transactions and customer options activity.


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Communications and Data Processing
----------------------------------
 Communications and data processing increased $1.0 million or 8% in calendar 1998. Communications expense increased $0.5 million due mainly to the firm's upgrade in market data services and the growth of its business related activity. Data processing expense increased $0.5 million due mainly to a greater number of transactions.

Income Taxes
------------
 Income taxes increased $1.5 million in calendar 1998 due primarily to an increase in pre tax earnings.

Equity Investments
------------------
 At December 31, 1998, the Company owned approximately 2,444,000 common shares (34% of the shares outstanding) of Mechanical Technology Incorporated (MTI). The Company's investment in MTI is recorded under the equity method and approximated $4,487,000, which included goodwill of approximately $700,000, which is being amortized over 10 years. For the years ended December 31, 1998, and 1997, the Company's equity in MTI's net
(loss)income, recorded on a one-quarter delay basis, was ($1,488,000) and $1,168,000, respectively. For the three month period ended December 31, 1998, MTI reported an unaudited loss of approximately $1.6 million. The Company's equity in MTI's net loss, was a loss of $544,000, and will be recorded in the quarter ending March 26, 1999.

 In June 1997, Plug Power L.L.C., a joint venture between MTI and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Corporation, was formed. MTI and EDC have each stated they intend to contribute $5 million to Plug Power to fund continuing operations for the period August 1, 1998 through March 31, 1999. Under applicable accounting standards, MTI recognized its proportionate share of loss in Plug Power to the extent of such investment. This resulted in a $3.8 million loss in MTI's fourth quarter. The Company recognized its proportionate share (34%) of MTI's losses and reduced its pre-tax income by $1.3 million during its fourth quarter.

 MTI distributed to holders of record of shares of its common stock as of the close of business on August 12, 1998 (the "Record Date"), non transferrable subscription rights to purchase additional shares of common stock at an exercise price of $6.00 per share (the "Rights Offering"). One right was granted for each five shares of common stock held on the Record Date. The rights expired September 24, 1998. First Albany Companies, Inc., exercised rights for a total of 407,340 shares of MTI common stock during the month of September 1998.

 At December 31, 1998, the aggregate market value of the Company's shares in MTI was $19,705,000. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment.


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

                                                         1997 vs.
                               Twelve Months Ended       1996      Percentage
                            December 31,  December 31,  Increase    Increase
(In thousands of dollars)      1997          1996      (Decrease)  (Decrease)
-------------------------------------------------------------------------------
Revenues:
 Commissions                  $52,987       $42,711      $10,276        24%
 Principal transactions        63,235        63,438         (203)        0%
 Investment banking            19,636        19,558           78         0%
 Fees and other                11,640        10,244        1,396        14%
------------------------------------------------------------------------------
Operating revenue             147,498       135,951       11,547         9%
 Interest income               45,474        32,240       13,234        41%
------------------------------------------------------------------------------
Total Revenues                192,972       168,191       24,781        15%
 Interest expense              38,615        26,030       12,585        48%
------------------------------------------------------------------------------
Net revenues                  154,357       142,161       12,196         9%
------------------------------------------------------------------------------

Expenses (excluding interest):
 Compensation and benefits    105,080        95,691        9,389        10%
 Clearing, settlement and
  brokerage cost                3,358         2,868          490        17%
 Communications and
  data processing              12,872        10,897        1,975        18%
 Occupancy and depreciation    13,203         8,527        4,676        55%
 Selling                        8,027         7,246          781        11%
 Other                          8,915         7,840        1,075        14%
------------------------------------------------------------------------------
Total expenses
 (excluding interest)         151,455       133,069       18,386        14%
------------------------------------------------------------------------------
Income before income taxes      2,902         9,092       (6,190)      (68%)
 Income tax expense             1,251         3,592       (2,341)      (65%)
------------------------------------------------------------------------------
Income before extraordinary
 items                          1,651         5,500       (3,849)      (70%)
  Extraordinary gain,
   net of $225 taxes              305                        305
------------------------------------------------------------------------------
Net Income                     $1,956        $5,500      $(3,544)      (64%)
===============================================================================

Net interest income:
 Interest income              $45,474       $32,240      $13,234        41%
 Interest expense              38,615        26,030       12,585        48%
------------------------------------------------------------------------------
Net interest income            $6,859        $6,210         $649        10%
==============================================================================


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Calendar Year 1997 Compared with Calendar Year 1996

Net Income
----------
 Net income for the calendar year ended December 31, 1997, was $2.0 million or $0.31 basic earnings per share compared to $5.5 million or $0.91 basic earnings per share a year ago. This year's increase in net revenues of $12.2 million primarily reflects increases in the Company's Private Client Group. Although earnings continued to improve throughout 1997, earnings remain negatively impacted by our investment in people and technology. In the fourth quarter of calendar 1997, we began to see progress from our cost-reduction efforts with a 5% decrease in non compensation-related expenses over the previous quarter.

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


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Occupancy and Depreciation
--------------------------
 Occupancy and depreciation expense increased $4.7 million or 55% in calendar 1997 primarily as a result of the upgrade of our private client branch technology and the expansion of our private client and institutional offices in New York City.

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


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

                                                         1996 vs.
                               Twelve Months Ended       1995       Percentage
                           December 31,   December 31,  Increase    Increase
(In thousands of dollars)      1996          1995      (Decrease)  (Decrease)
------------------------------------------------------------------------------
Revenues:
 Commissions                 $42,711        $34,941      $7,770        22%
 Principal transactions       63,438         44,821      18,617        42%
 Investment banking           19,558         16,311       3,247        20%
 Fees and other               10,244          7,530       2,714        36%
------------------------------------------------------------------------------
Operating revenues           135,951        103,603      32,348        31%
 Interest income              32,240         28,075       4,165        15%
------------------------------------------------------------------------------
Total Revenues               168,191        131,678      36,513        28%
 Interest expense             26,030         21,985       4,045        18%
------------------------------------------------------------------------------
Net revenues                 142,161        109,693      32,468        30%
------------------------------------------------------------------------------

Expenses (excluding interest):
 Compensation and benefits    95,691         74,596      21,095        28%
 Clearing, settlement and
  brokerage cost               2,868          2,378         490        21%
 Communications and
  data processing             10,897          8,244       2,653        32%
 Occupancy and depreciation    8,527          6,909       1,618        23%
 Selling                       7,246          5,231       2,015        39%
 Other                         7,840          5,912       1,928        33%
------------------------------------------------------------------------------
Total expenses
 (excluding interest)        133,069        103,270      29,799        29%
------------------------------------------------------------------------------
Income before income taxes     9,092          6,423       2,669        42%
 Income tax expense            3,592          2,363       1,229        52%
------------------------------------------------------------------------------
Net income                    $5,500         $4,060      $1,440        35%
==============================================================================
Net interest income:
 Interest income             $32,240        $28,075      $4,165        15%
 Interest expense             26,030         21,985       4,045        18%
-------------------------------------------------------------------------------
Net interest income           $6,210         $6,090        $120         2%


                     FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Calendar Year 1996 Compared with Calendar Year 1995

Net Income
----------
 Net income for the calendar year ended December 31, 1996, was $5.5 million or $0.91 basic earnings per share compared to $4.1 million or $0.67 basic earnings per share a year ago. Net revenues increased by 40% in the Company's Institutional Division compared to last year (equities increased 58%, taxable fixed income increased 49% and municipals increased 20%), while revenues in the Private Client Group increased nearly 31%. In the second half of 1996, continued strong revenues were offset in part by our investment in people and systems.

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

Communications and Data Processing
----------------------------------
 Communications and data processing increased  $2.7 million or 32% in
calendar 1996.   Communications expense increased $2.2 million due mainly
to the Company's continued commitment to upgrading technology, its increase in personnel and the growth of its business-related activity. Data processing expense increased $0.5 million due in most part to a greater number of transactions.

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


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

LIQUIDITY AND CAPITAL RESOURCES

   A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest bearing and non interest bearing payables to customers, payables to brokers and dealers secured by loaned securities, and bank lines-of-credit. Securities borrowed and securities loaned along with receivables from customers and payable to customers will fluctuate primarily due to the current level of business activity in these areas. Securities owned will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions. Short-term bank loans and securities loaned, net, increased primarily due to an increase in net customer receivables and an increase in receivable from others. Receivables from others and payables to others will fluctuate primarily due to the change in the adjustment to record securities owned on a trade date basis.

   At fiscal year-end 1998, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

   Management believes that funds provided by operations and a variety of bank lines-of-credit-totaling $250,000,000 of which approximately
$145,321,000 were unused as of December 31, 1998,-will provide sufficient resources to meet present and reasonably, foreseeable short-term financial needs.

   During 1998, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, as well as declared and issued two 5% common stock dividends.

   In January 1999, subsequent to the period reflected in this report, the Company declared the regular quarterly cash dividend of $0.05 per share payable on February 24, 1999, to shareholders of record on February 10, 1999.

 Management believes that funds provided by operations will be sufficient to fund the acquisition of office equipment, leasehold improvements, and other long-term requirements.

Year 2000
---------
 The Year 2000 Issue (Y2K) concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g., "98" for "1998"). Software so developed and not corrected, could produce inaccurate or unpredictable results commencing January 1, 2000, when current and future dates present a lower two-digit year number than dates in the prior century. The Company, similar to most securities institutions, is significantly subject to the potential impact of the Y2K due to the nature of the industry. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside the Company's ownership, yet with which the Company interfaces either electronically or operationally. Securities industry regulators have intensively focused upon Y2K exposures issuing guidance concerning the responsibilities of senior management and directors. Y2K testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory examinations of securities firms.

 In August 1998, the Company filed form BD-Y2K, a mandatory filing with the Securities & Exchange Commission, New York Stock Exchange and National Association of Securities Dealers describing its Y2K compliance efforts and its Y2K readiness status. The Company will file the second of these mandatory filings in April 1999. The SEC has highly prioritized Y2K compliance in order to avoid major disruptions to the operations of securities institutions. Institutions failing to file this mandatory disclosure may be and in some cases already have been subject to formal enforcement action, supervisory agreements, cease and desist orders or civil money penalties.


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

The Project
-----------
 The Company has initiated a comprehensive project to prepare its internally and externally dependent computer and peripheral systems for the year 2000, and have completed changes to critical systems. This will allow time for first quarter 1999 industry testing and to assure the accurate processing of information and data for January 1, 2000. The approach is multiphase, as follows:

 Phase I - Inventory & Assessment: A comprehensive inventory of all hardware, software, vendor interfaces and service providers is being completed and stored in a database that allows for easy access and updating.

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

 The Company is currently participating in external testing with its service providers and is participating in industry-wide testing. In addition to our own testing, securities industry service providers, such as the New York Stock Exchange, the Depository Trust Company and the National Securities Clearance Corporation, are conducting tests of the critical clearance and execution systems that drive the industry as a whole. This is being done with the oversight of the Securities and Exchange Commission.

State of Readiness
------------------
 The Company had defined "mission-critical" applications as those necessary for the Company to continue with business as usual. Beta Systems, which represents 90% of the Company's mission-critical applications, provides the Company with its official books and records, order entry and clearing capabilities related to securities transaction processing. Beta Systems has certified to the Company that they are Y2K compliant. Full testing with Beta Systems, for mission critical applications, began in the third quarter of 1998 and was completed in the fourth quarter of 1998. Testing of non mission critical applications began during the fourth quarter 1998 and will be completed in the first quarter of 1999. The Company is utilizing BETA Systems for participation in Industry Wide Testing and it is not until this testing is final that the Company will have independent verification of BETA System's compliance.

 The Company has included facilities management concerns in its overall Y2K plan. This includes issues with power, HVAC, elevators, fire alarm systems, and security systems, among others. The Company is confident that these systems will work normally after January 1, 2000. The Company has delayed several Information Technology projects so thatY2K issues could be timely and efficiently dealt with. The delay of these projects has not affected the Company's financial condition and the results of operations.


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)


The Costs to Address the Company's Y2K Issues
---------------------------------------------
 The Company has allocated a budget of $1.2 million for the Y2K project. The Company has spent $175,000 on its Y2K project through the fourth quarter 1998. This amount was spent on upgrades to its Novell and NT operating systems, upgrading three voice/data applications, and building a Y2K compliant environment. The Company has committed $1.1 million in funds to be paid in the first and second quarters of 1999. This amount will include the replacement of non compliant desktop machines, which will be capitalized, as well as independent-verification testing of its internal applications which will be expensed as incurred. These costs are being funded through operating cash flow. All internal remediation has been
accomplished by utilizing existing Company personnel.   The Company's Y2K
budget does not reflect the costs of the extensive resource allocation and management from internal sources. The Novell, NT, voice/data applications and the rollout of new desktop computer projects were all accelerated to meet the Company's Y2K project deadlines.

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

 Although all of Company's internal critical systems are now believed to be compliant, the Company cannot give any assurances that this result was actually achieved. Specific factors that give rise to this uncertainty include: failure to identify all susceptible systems, non compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include one or more of the Company's significant systems being non compliant. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to process trades, safeguard and manage its invested assets and operating cash accounts, accurately maintain client information, accurately maintain accounting records, and/or perform adequate customer service. Should the worst-case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

 The Company believes that, with implementation and completion of its Y2K project, the possibility of significant interruptions of normal business operations should be reduced.

The Company's Contingency Plans
-------------------------------
 There are certain industry-service centers that are so fundamental to the securities business that they cannot be replaced. The Company acknowledges that while a close watch must be kept on these, they have not been factored into the Company's contingency strategy. These service centers include, but are not limited to the following:

National Exchanges (NYSE, AMEX, NASDAQ, CBOT, etc.)
DTC Trading systems
Local and long-distance telephone carriers
Utility companies, including gas and electric


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

 The Company has determined that if it cannot independently confirm through extensive testing that Beta Systems is Y2K compliant, it will be necessary to convert to a service bureau that is compliant. While the Company believes that Beta Systems will be able to prove their compliance within an acceptable time frame, the Company has contracted with an established service bureau to convert the Company in the event that Beta Systems is determined to be non compliant. The Company will make this decision early in the third quarter 1999 to allow enough time for the
conversion.   The Company will continue to reassess the need for formal
contingency plans based on progress of Y2K efforts by the Company and third parties.

New Accounting Standards
------------------------
 In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 in its 2000 fiscal year, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

MARKET RISK
-----------
 Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and equity prices, changes in the implied volatility of interest rate and equity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments. The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading.

 The Company trades municipal bonds and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities, and corporate obligations. The Company is also an active market-maker in over-the-counter equity markets. In connection with these activities, the Company may be required to maintain inventories in order to ensure availability and to facilitate customer transactions. In connection with some of these activities, the Company attempts to mitigate its exposure to such market risk by entering into hedging transactions, which may include highly liquid future contracts, options and U.S. Government securities.

 Following is a discussion of the Company's primary market risk exposures as of December 31, 1998, including a discussion of how those exposures are currently managed.

Interest Rate Risk
------------------
 Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. In connection with trading activities, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve. The Company's fixed income activities also expose it to the risk of loss related to changes in credit spreads. The Company attempts to hedge its exposure to interest rate risk primarily through the use of U.S. government securities, highly liquid futures and options designed to reduce the Company's risk profile.


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

 A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its inventory position. The fair market value of these securities included in the Company's inventory at December 31, 1998 was $111.9 million. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent
decrease in interest rates.   At year end, the potential change in fair
value, assuming this hypothetical decrease, was $4.5 million. The actual risks and results of such adverse effects may differ substantially.

Equity Price Risk
-----------------
 The Company is exposed to equity price risk as a consequence of making markets in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day.

 Marketable equity securities included in the Company's inventory at December 31, 1998, which were recorded at a fair value of $2.8 million, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.3 million.
The actual risks and results of such adverse effects may differ substantially. The Company's non-trading portfolio at December 31, 1998 had a fair market value of $6,232,000. (See Note 6). This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.6 million. Actual results may differ.

CREDIT RISK
-----------
 The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the credit worthiness of the counterparty or issuer of the instrument. The Company seeks to control credit risk by following an established credit approval process, monitoring credit limits, and requiring collateral where appropriate.

 The Company purchases debt securities and may have significant positions in its inventory subject to market and credit risk. In order to control these risks, security positions are monitored on at least a daily basis. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold. The Company attempts to reduce its exposure to changes in securities valuation with the use of highly liquid municipal bond index futures contracts.

OPERATING RISK
--------------
 Operating risk is the potential for loss arising from limitations in the Company's financial systems and controls, deficiencies in legal documentation and the execution of legal and fiduciary responsibilities, deficiencies in technology and the risk of loss attributable to operational problems. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In order to reduce or mitigate these risks, the Company has established and maintains an effective internal control environment which incorporates various control mechanisms at different levels throughout the organization and within such departments as Financial and Accounting, Operations, Legal, Compliance and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that the Company's various businesses are operating with established corporate policies and limits.


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

OTHER RISKS
-----------
 Other risks encountered by the Company include political, regulatory and tax risks. These risks reflect the potential impact that changes in local laws, regulatory requirements or tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, the Company seeks to continuously review new and pending regulations and legislation and their potential impact on its business.


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

         Index to Financial Statements and Supplementary Data
         ----------------------------------------------------

                                                                    Page
                                                                    ----
         REPORT OF INDEPENDENT ACCOUNTANTS                           30

         FINANCIAL STATEMENTS:

            Consolidated Statements of Income For the
              Years Ended December 31, 1998,
              December 31, 1997 and December 31, 1996.               31

            Consolidated Statements of Financial Condition
              as of December 31, 1998 and  December 31, 1997         32

            Consolidated Statements of Changes in Stockholders'
              Equity for the Years Ended December 31,
              1998, December 31, 1997 and December 31, 1996          33

            Consolidated Statements of Cash Flows for the
              Years Ended December 31, 1998,
              December 31, 1997 and December 31, 1996.               34-35


            Notes to Consolidated Financial Statements               36-51

          SUPPLEMENTARY DATA:

            Selected Quarterly Financial Data (Unaudited)            52


                     Report of Independent Accountants



To the Board of Directors and
Stockholders of First Albany Companies Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) present fairly, in all material respects, the financial position of First Albany Companies Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




   PRICEWATERHOUSECOOPERS L.L.P.


February 12, 1999


                        First Albany Companies Inc.
                     CONSOLIDATED STATEMENTS OF INCOME
             (In thousands of dollars except per share amounts)

                                     December 31,  December 31,   December 31,
For the years ended                      1998         1997            1996
-----------------------------------------------------------------------------
Revenues:
  Commissions                         $ 61,010      $ 52,987       $ 42,711
  Principal transactions                72,060        63,235         63,438
  Investment banking                    30,544        19,636         19,558
  Interest                              48,697        45,474         32,240
  Fees and other                        14,255        11,640         10,244
-----------------------------------------------------------------------------
Total revenues                         226,566       192,972        168,191
  Interest expense                      39,946        38,615         26,030
-----------------------------------------------------------------------------
Net revenues                           186,620       154,357        142,161
-----------------------------------------------------------------------------

Expenses (excluding interest):
  Compensation and benefits            130,169       105,080         95,691
  Clearing, settlement and
   brokerage costs                       4,347         3,358          2,868
  Communications and data
   processing                           13,852        12,872         10,897
  Occupancy and depreciation            13,420        13,203          8,527
  Selling                                7,863         8,027          7,246
  Other                                  9,837         8,915          7,840
-----------------------------------------------------------------------------
Total expenses (excluding interest)    179,488       151,455        133,069
-----------------------------------------------------------------------------
Income before income taxes               7,132         2,902          9,092
  Income tax expense                     2,794         1,251          3,592
-----------------------------------------------------------------------------
Income before extraordinary items        4,338         1,651          5,500
 Extraordinary gain, net of $225 taxes                   305
-----------------------------------------------------------------------------
Net income                             $ 4,338       $ 1,956        $ 5,500
=============================================================================

Basic Earnings Per Share:
  Income before extraordinary gain       $0.67         $0.26          $0.91
  Extraordinary gain                      0.00          0.05           0.00
-----------------------------------------------------------------------------
Net Income                               $0.67         $0.31          $0.91
=============================================================================

Dilutive Earnings Per Share:
  Income before extraordinary gain       $0.61         $0.24          $0.84
  Extraordinary gain                      0.00          0.04           0.00
-----------------------------------------------------------------------------
Net Income                               $0.61         $0.28          $0.84
=============================================================================
 *All per share figures have been restated to reflect all stock dividends paid.

                  The accompanying notes are an integral
              part of the consolidated financial statements.


                        First Albany Companies Inc.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (In thousands of dollars)

                                              December 31,      December 31,
                                                  1998              1997
-----------------------------------------------------------------------------
Assets
  Cash                                         $ 1,424             $  951
  Cash segregated under federal regulations
  Securities purchased under agreement
    to resell                                    1,631              5,299
  Securities borrowed                          470,693            468,786
  Receivables from:
    Brokers, dealers and clearing agencies       6,434              4,421
    Customers                                  194,401            182,976
    Others                                      12,228              7,760
  Securities owned                             118,370            121,116
  Investments                                   10,719              7,026
  Office equipment and leasehold
    improvements, net                           11,390             14,057
  Other assets                                  15,608             19,529
-----------------------------------------------------------------------------
Total Assets                                 $ 842,898          $ 831,921
=============================================================================
Liabilities and Stockholders' Equity
Liabilities
  Short-term bank loans                      $ 104,679          $  99,702
  Securities sold under agreement
    to repurchase                                                     891
  Securities loaned                            565,571            547,847
  Payables to:
    Brokers, dealers and clearing agencies       4,862              2,955
    Customers                                   48,467             49,181
    Others                                      17,742             37,201
  Securities sold but not yet purchased          2,814              8,440
  Accounts payable                               4,970              4,196
  Accrued compensation                          23,584             13,025
  Accrued expenses                               5,863              6,076
  Notes payable                                  4,750              7,271
  Obligations under capitalized leases           3,688              3,088
-----------------------------------------------------------------------------
Total Liabilities                              786,990            779,873
-----------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                                7,500              7,500
-----------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock; $1.00 par value; authorized
    500,000 shares; none issued
  Common stock; $.01 par value; authorized
    10,000,000 shares; issued 6,584,464
    and 5,943,381 respectively                      66                 59
  Additional paid-in capital                    40,354             33,024
  Retained earnings                              8,001             12,070
  Less treasury stock at cost                      (13)              (605)
-----------------------------------------------------------------------------
Total Stockholders' Equity                      48,408             44,548
-----------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity   $ 842,898          $ 831,921
=============================================================================

                  The accompanying notes are an integral
              part of the consolidated financial statements.


                        First Albany Companies Inc.
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Periods Ended December 31, 1998,
                 December 31, 1997 and December 31, 1996.
           (In thousands of dollars except for number of shares)

                           Common Stock Additional
                              Issued      Paid-In   Retained   Treasury Stock
                         Shares   Amount  Capital   Earnings  Shares    Amount
-------------------------------------------------------------------------------
Balance
 December 31, 1995      4,889,747  $ 49    $20,257   $19,153  (359,369) $(1,901)
  Issuance of re-
   stricted stock                              340        45    74,557      413
  Stock dividends
   declared               500,847    5       4,994    (4,999)  (38,768)
  Cash dividends paid                                   (932)
  Options exercised                                     (211)  136,276      806
  Treasury stock purchase                                     (124,505)  (1,245)
  Net income                                           5,500
--------------------------------------------------------------------------------
Balance
 December 31, 1996      5,390,594   54      25,591    18,556  (311,809)  (1,927)
  Issuance of re-
   stricted stock                              261       (39)   51,411      287
  Stock dividends
   declared               552,787    5       7,172    (7,177)  (21,765)
  Cash dividends paid                                 (1,072)
  Options exercised                                     (154)  172,884    1,035
  Net income                                           1,956
-------------------------------------------------------------------------------
Balance
 December 31, 1997      5,943,381   59      33,024    12,070  (109,279)    (605)
  Issuance of re-
   stricted stock                             (655)      132    33,059      178
  Stock dividends
   declared               609,176    6       7,500    (7,506)   (4,689)
  Cash dividends paid                                 (1,165)
  Options exercised        31,907    1         243       132    67,136      354
  Treasury stock sold                          102              10,965       60
  Non-employee options                         140
  Net income                                           4,338
-------------------------------------------------------------------------------
Balance
 December 31, 1998      6,584,464 $ 66    $ 40,354   $ 8,001    (2,808)   $ (13)

                  The accompanying notes are an integral
              part of the consolidated financial statements.


                        First Albany Companies Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)

                                             Dec. 31,    Dec. 31,    Dec. 31,
For the years ended                            1998        1997        1996
-----------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                 $4,338      $1,956       $5,500
  Adjustments to reconcile net income
   to net cash (used in) provided by
   operating activities:
    Depreciation and amortization             4,429       4,562        3,230
    Deferred income taxes                      (901)      2,251          146
    Undistributed earnings of affiliate       1,488      (1,168)        (555)
    Unrealized investment gains              (2,916)       (117)      (2,343)
    Realized gains on sale of investments      (475)       (770)
    Loss on sale of fixed assets                 60
    Services provided in exchange for
     common stock                               637         509          798
 (Increase) decrease in operating assets:
    Cash and securities segregated under
     federal regulations                                               1,300
    Securities purchased under agreement
     to resell                                3,668      (2,430)      (2,869)
    Net receivables from brokers,
     dealers, and clearing agencies            (106)     (2,760)
    Net receivable from customers           (12,139)    (53,839)     (28,471)
    Securities owned, net                    (2,880)     33,403      (69,900)
    Other assets                              3,980     (11,945)      (4,158)
  Increase (decrease) in operating
   liabilities:
    Securities loaned, net                   15,817      73,388        6,312
    Net payables to brokers, dealers,
     and clearing agencies                                             5,244
    Net payable to others                   (27,869)    (16,494)      48,934
    Accounts payable and accrued expenses    11,120       4,098        4,717
------------------------------------------------------------------------------
Net cash (used in) provided by operating
     activities                              (1,749)     30,644      (32,115)
------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of furniture, equipment,
     and leaseholds                            (226)     (2,682)      (8,288)
    Purchases of investments                 (2,444)        (15)      (1,789)
    Proceeds from sale of investments           570       1,045
------------------------------------------------------------------------------
  Net cash used in investing activities      (2,100)     (1,652)     (10,077)
------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds (payments) of short-term
     bank loans, net                          4,977     (35,010)      22,420
    Proceeds from subordinated debt                       2,500        5,000
    Proceeds of notes payable                             5,000        5,500
    Payments of notes payable                (2,521)     (2,312)      (2,558)
    Payments of obligations under
     capitalized leases                        (912)       (425)         (25)
    Securities sold under agreement
     to repurchase                             (891)        891
    Payments for purchases of common
     stock for treasury                                               (1,245)
    Proceeds from issuance of common
     stock from treasury                        892         881          595
    Net increase (decrease) from borrowing
     under line-of-credit agreements          3,942      (2,499)      11,992
    Dividends paid                           (1,165)     (1,072)        (932)
-----------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                  4,322     (32,046)      40,747
-----------------------------------------------------------------------------

                  The accompanying notes are an integral
              part of the consolidated financial statements.


                        First Albany Companies Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (continued)

                                            Dec. 31,     Dec. 31,    Dec. 31,
For the years ended                           1998         1997        1996
------------------------------------------------------------------------------
Increase (decrease) in cash                    473        (3,054)     (1,445)
Cash at beginning of the period                951         4,005       5,450
------------------------------------------------------------------------------
Cash at the end of the period              $ 1,424       $   951     $ 4,005
==============================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES
      Income Tax Payments                  $   956       $   681     $ 3,410
      Interest Payments                    $39,837       $39,808     $25,404

In 1998, 1997 and 1996, the Company entered into capital leases for office and computer equipment totaling approximately $1,513,000, $2,087,000 and $1,451,000, respectively.


                  The accompanying notes are an integral
              part of the consolidated financial statements.


                        First Albany Companies Inc.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies
-------

Organization and Nature of Business
-----------------------------------
 The consolidated financial statements include the accounts of First
Albany Companies Inc. and its wholly-owned subsidiaries (the "Company"). First Albany Corporation (the "Corporation") is the Company's principal subsidiary and a registered broker-dealer. The Corporation is registered with the Securities and Exchange Commission ("SEC") and is a member of various exchanges and the National Association of Securities Dealers, Inc. The Corporation's primary business includes securities brokerage for individual and institutional customers and market-making and trading of corporate, government, and municipal securities. In addition, the Corporation underwrites and distributes municipal and corporate securities, provides securities clearance activities for other brokerage firms, and offers financial advisory services to its customers. Another of the Company's subsidiaries is First Albany Asset Management Corporation ("FAAM"). Under management agreements, FAAM serves as investment manager to individual and institutional customers. FAAM directs the investment of customer and mutual fund assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and continuous supervision of the portfolios. First Albany Enterprise Funding ("FAEF") is also a subsidiary of the Company formed in 1998 as a private equity investment company whose business is to provide venture capital and merchant banking services to firms in the high technology sector. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates which are not majority owned are reported using the equity method.

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

Securities Transactions
-----------------------
 Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition. Profit and loss arising from all securities transactions entered for the account and risk of the Company are recorded on trade date. Customers' securities transactions are reported on a settlement date basis (normally the third business day following the transaction) with related commission income and expenses reported on a trade-date basis.

 As a broker-dealer, the Corporation values marketable securities at market value and securities not readily marketable at fair value as determined by management. The resulting unrealized gains and losses are included as revenues from principal transactions. First Albany Companies Inc. also purchases securities for investment purposes and, as a non broker-dealer, classifies them as trading securities and values them at market value, unless they are restricted from being sold, in which case they are valued at cost.

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


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Resale and Repurchase Agreements
--------------------------------
  Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. It is the policy of the Company to obtain possession or control of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate. At December 31, 1998 and December 31, 1997, the Company had entered into resale agreements in the amount of $1,631,000 and $5,299,000, respectively. At December 31, 1998, and December 31, 1997, the Company had entered into repurchase agreements with counterparties in the amounts of $0 and $891,000, respectively.

Securities-Lending Activities
-----------------------------
  Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Collateral
----------
 The Company continues to report assets it has pledged as collateral in secured borrowing and other arrangements when the secured party cannot sell or repledge the assets or the Company can substitute collateral or
otherwise  redeem it on short notice.   The Company generally does not
report assets received as collateral in secured lending and other arrangements because the debtor typically has the right to redeem the collateral on short notice.

Income Taxes
------------
 The amount of current taxes payable is recognized as of the date of the financial statements utilizing currently enacted tax laws and rates. Deferred income taxes are recognized for the future tax consequences, which are attributed to differences between the financial statement and tax basis of existing assets and liabilities.

Statement of Cash Flows
-----------------------
 For purposes of the statement of cash flows, the Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated under federal regulations or held for sale in the ordinary course of business.

Office Equipment and Leasehold Improvements
-------------------------------------------
 Office equipment and leasehold improvements are stated at cost less accumulated depreciation of $19,916,000 at December 31, 1998 and $15,624,000 at December 31, 1997. Depreciation is provided on a straight-line basis over the shorter of the estimated useful life of the asset (3 to 5 years) or the term of the lease.

Securities Issued for Services
------------------------------
 The Company accounts for stock and options issued for services by reference to the fair market value of the Company's stock on the date of stock issuance or option grant. Compensation expense is recorded for the fair market value of the stock issued, or in the case of options, for the difference between the stock's fair market value on the date of the grant


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and the option exercise price. In the event that recipients are required to render future services to obtain full rights in the securities received, the compensation expense so recorded is deferred and amortized as a charge to income over the period that such rights vest to the recipient.

Reclassification
----------------
 Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

Earnings per Common Share
-------------------------
   Basic earnings per share is computed based upon weighted-average shares outstanding. Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period.

                                 December 31,    December 31,    December 31,
                                     1998           1997            1996
-----------------------------------------------------------------------------
Net Income                          $4,338          $1,956          $5,500
-----------------------------------------------------------------------------
Weighted average shares
  for basic EPS                      6,510           6,318           6,072
Effect of dilutive common
  equivalent shares                    638             616             463
-----------------------------------------------------------------------------
Weighted average shares
  and dilutive common
  equivalent shares for
  dilutive EPS                       7,148           6,934           6,535
-----------------------------------------------------------------------------
Basic EPS                            $0.67           $0.31           $0.91
Dilutive EPS                         $0.61           $0.28           $0.84
=============================================================================

  All per share figures have been restated for all stock dividends declared.

NOTE 2. Receivables From and Payables To Brokers, Dealers, and Clearing ------- Agencies

 Amounts receivable from and payable to brokers, dealers, and clearing agencies, other than correspondents, consists of the following:

(In thousands of dollars)                        December 31,   December 31,
                                                    1998            1997
-----------------------------------------------------------------------------
Securities failed to deliver                       $6,434          $4,421
-----------------------------------------------------------------------------
Total receivables                                  $6,434          $4,421
=============================================================================

Securities failed to receive                       $4,862          $2,955
-----------------------------------------------------------------------------
Total payables                                     $4,862          $2,955
=============================================================================

NOTE 3.  Receivables From and Payables To Customers
-------

 Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements.


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total unsecured and partly secured customer receivables were $333,000 and $341,000 as of December 31, 1998 and December 31, 1997, respectively. An allowance for doubtful accounts was recorded for $305,000 and $340,000 as of December 31, 1998 and December 31, 1997 respectively.

NOTE 4.  Payables to Others
-------

 Amounts receivables from others as of:

(In thousands of dollars)                       December 31,    December 31,
                                                   1998            1997
-----------------------------------------------------------------------------
Adjustment to record securities
   on a trade date basis, net                     $ 3,773         $
 Others                                             8,455           7,760
-----------------------------------------------------------------------------
Total                                             $12,228         $ 7,760
=============================================================================

 Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.

NOTE 5.  Securities Owned And Sold But Not Yet Purchased
-------

  Securities owned and sold but not yet purchased consisted of the following as of:

(In thousands of dollars)               December 31,           December 31,
                                           1998                   1997
                                             Sold, but               Sold, but
                                              not yet                 not yet
                                   Owned     Purchased      Owned    Purchased
-------------------------------------------------------------------------------
Marketable
  U.S. government and federal
   agency obligations            $ 6,321      $ 1,626      $18,296    $ 5,482
  State and municipal bonds       85,836           54       94,642         57
  Corporate obligations           21,434           10        4,646      1,065
  Corporate stocks                 3,898        1,124        3,061      1,836
Not readily-marketable
  securities, fair value             881                       471
------------------------------------------------------------------------------
                                $118,370      $ 2,814     $121,116    $ 8,440
==============================================================================

 Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market ($187 at December 31, 1998 and $87 at December 31,
1997), (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company ($694 at December 31, 1998 and $384 at December 31, 1997).

NOTE 6.  Investments
-------

 At December 31, 1998, the Company owned approximately 2,444,000 common shares (34% of the shares outstanding) of Mechanical Technology
Incorporated (MTI). The Company's investment in MTI is recorded under the equity method and approximated $4,487,000, which included goodwill of approximately $700,000, which is being amortized over 10 years.


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the years ended December 31, 1998, 1997 and 1996, the Company's equity in MTI's net (loss)income, recorded on a one-quarter delay basis, was ($1,488,000), $1,168,000 and $555,000, respectively. For the three month period ended December 31, 1998, MTI reported an unaudited loss of approximately $1.6 million. The Company's equity in MTI's net loss, was a loss of $544,000, and will be recorded in the quarter ending March 26, 1999.

 The following presents summarized financial information of MTI for the year ended September 30, 1998:

          --------------------------------------------------------
          Assets                                       $21,128,000
          Liabilities                                   10,004,000
          --------------------------------------------------------
          Shareholders' equity                         $11,124,000
          ========================================================

          --------------------------------------------------------
          Net Sales                                    $21,028,000
          --------------------------------------------------------
          Operating income                               1,999,000
          Loss from continuing operations               (2,031,000)
          Loss from discontinued operations             (2,285,000)
          Net loss                                     $(4,316,000)
          ========================================================

 In June 1997, Plug Power L.L.C., a joint venture between MTI and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Corporation, was formed. MTI and EDC have each stated they intend to contribute $5 million to Plug Power to fund continuing operations for the period August 1, 1998 through March 31, 1999. Under applicable accounting standards, MTI recognized its proportionate share of loss in Plug Power to the extent of such investment. This resulted in a $3.8 million loss in MTI's fourth quarter. The Company recognized its proportionate share (34%) of MTI's losses and reduced its pre-tax income by $1.3 million during its fourth quarter.

 MTI distributed to holders of record of shares of its common stock as of the close of business on August 12, 1998 (the "Record Date"), non transferrable subscription rights to purchase additional shares of common stock at an exercise price of $6.00 per share (the "Rights Offering"). One right was granted for each five shares of common stock held on the Record Date. The rights expired September 24, 1998. First Albany Companies, Inc., exercised rights for a total of 407,340 shares of MTI common stock during the month of September 1998.

 At December 31, 1998, the aggregate market value of the Company's shares in MTI was $19,705,000. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment.

 At December 31, 1998, the Company owned 209,500 shares of META Group, Inc. The fair market value of this investment was $6,232,000. During the year ended December 31, 1998, the Company has recorded a realized gain of $475,000 and net unrealized gains of $2,917,000 with respect to this investment. During the year ended December 31, 1997, the Company recorded a realized gain of $770,000 and net unrealized gains of $117,000 with respect to this investment. During the year ended December 31, 1996, the Company recorded unrealized gains of $2.3 million with respect to this investment.

NOTE 7.  Bank Loans
-------

 Short-term bank loans are made under a variety of committed and uncommitted bank lines of credit which are limited to financing securities eligible for collateralization. This includes Company owned securities and certain customer-owned securities purchased on margin, subject to certain regulatory formulas. These loans bear interest at fluctuating rates based primarily on the Federal Funds interest rate. The weighted average interest rates on these loans were 5.3%, 6.1%, and 5.9%, at December 31, 1998, December 31, 1997, and December 31, 1996, respectively.


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 Short-term bank loans were collateralized by Company-owned securities of $104,095,000 and customers' margin account securities of $23,793,000 at December 31, 1998.

 A note for $1,833,333, which is collateralized by fixed assets, is payable in monthly principal payments of $114,583 and accrued interest. Interest is at the 90-day U.S. Treasury Securities rate (4.43% at December 31, 1998) plus 2.5%. The note matures April 1, 2000.

 A note for $2,916,667 is collateralized by fixed assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day London InterBank Offered Rate ("LIBOR") (5.07 plus 2% on December 31 ,1998). One of the more significant covenants requires First
Albany Corporation to maintain a minimum net capital (as defined by Rule
15c3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of December 31, 1998, was $4,313,000. The amount of net capital as of December 31, 1998, was $22,336,000. This note matures on March 27, 2001.

 Future annual principal loan repayment requirements as of December 31, 1998, are as follows:

               (In thousands of dollars)
               --------------------------------------
               1999                           $ 2,625
               2000                             1,709
               2001                               416
               --------------------------------------
                Total                         $ 4,750
               ======================================

NOTE 8.  Obligations under Capitalized Leases
-------

 The Company entered into capital leases for office equipment. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1998:

             (In thousands of dollars)
             --------------------------------------------------
             1999                                       $ 1,409
             2000                                         1,375
             2001                                         1,008
             2002                                           291
             2003                                            49
             --------------------------------------------------
             Total Minimum Lease Payments                 4,132
             Less:  Amount Representing Interest            444
             --------------------------------------------------
             Present Value of Minimum Lease Payments    $ 3,688
             ==================================================

NOTE 9.  Payables To Others
-------

 Amounts payable to others as of:

(In thousands of dollars)                      December 31,    December 31,
                                                  1998             1997
----------------------------------------------------------------------------
 Adjustment to record securities
  on a trade date basis, net                    $                $ 23,737
 Borrowing under line-of-credit agreements        14,735           10,793
 Others                                            3,007            2,671
----------------------------------------------------------------------------
    Total                                       $ 17,742         $ 37,201
============================================================================


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the statement of financial condition.

NOTE 10.  Subordinated Debt
--------

 During 1997, the Company increased its subordinated debt by $2,500,000. This debt bears interest at 8.75%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 29,648 shares of the Company's stock at $16.87 per share. This right expires December 31, 2002. The Company also has an additional subordinated debt of $5,000,000 which bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 97,241 shares of the Company's stock at $10.29 per share. This right expires December 31, 2002.

 Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required net capital. The amount of required net capital as of December 31, 1998 was $4,313,000. The amount of net capital as of December 31, 1998 was $22,336,000.

NOTE 11.  Stockholders' Equity
--------

Dividends:
    During 1998, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, and also declared and issued two 5% common stock dividends.

    In January 1999, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 24, 1999, to shareholders of record on February 10, 1999.

Rights Plan:
    On March 27, 1998, the Board of Directors adopted a Shareholder Rights Plan. The rights were distributed as a dividend of one right for each share of First Albany Companies, Inc. common stock outstanding, with a record date of March 30, 1998. The Shareholder Rights Plan is intended to deter coercive takeover tactics and strengthen the Company's ability to deal with an unsolicited takeover proposal.

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

    Upon any person or group acquiring 15% of the outstanding shares of voting stock, each right will entitle its holders to buy shares of First Albany Companies Inc. common stock (or of the stock of the acquiring company if it is the surviving entity in a business combination) having a market value equal to twice the exercise price of each right. The rights will be redeemable at any time prior to their becoming exercisable.

NOTE 12.  Income Taxes
--------

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


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The components of income taxes are:

   (In thousands of dollars)      December 31,   December 31,   December 31,
                                      1998           1997           1996
   -------------------------------------------------------------------------
   Federal
     Current                        $1,897         $ (956)         $2,455
     Deferred                         (680)         1,642              (3)
   State and local
     Current                         1,798            181             991
     Deferred                         (221)           609             149
   ------------------------------------------------------------------------
      Total income taxes            $2,794         $1,476          $3,592
   ========================================================================

 The reasons for the difference between the expected income tax expense using the federal statutory rate and the income tax expense are as follows:

(In thousands of dollars)         December 31,    December 31,   December 31,
                                      1998            1997           1996
-----------------------------------------------------------------------------
Income taxes at federal
  statutory rate                    $2,425          $1,167          $3,092
State and local income taxes,
  net of federal income taxes        1,118             439             753
Meals and entertainment                171             169             160
Tax-exempt interest income, net       (970)           (405)           (420)
Non deductible expenses                 50             106               7
-----------------------------------------------------------------------------
    Total income taxes              $2,794          $1,476          $3,592
=============================================================================

 The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

   (In thousands of dollars)                 December 31,    December 31,
                                                 1998            1997
   -----------------------------------------------------------------------
   Bad debt reserve                            $  127          $  149
   Securities held for investment              (1,842)         (1,082)
   Fixed assets                                   623               9
   Deferred compensation                        1,381             577
   Other                                         (168)           (433)
   -----------------------------------------------------------------------
     Total deferred tax assets (liablities)    $  121          $ (780)
   =======================================================================

 The Company has not recorded a valuation allowance for deferred tax assets since it has determined that it is more likely than not that deferred tax assets will be fully realized through a combination of future taxable income and income available in carryback years.

NOTE 13.  Employee Benefit Plans
--------

 The Company maintains a deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan) which permits eligible employees to defer a percentage of their compensation. Company contributions to eligible participants may be made at the discretion of the Board of Directors. During the years ended December 31, 1998, December 31, 1997, and December 31, 1996, the Company contributed $297,000, $107,000 and $103,000 respectively. The Company also maintains an Employee Stock Bonus Plan (Internal Revenue Code Section 401(a)) which permits eligible employees to contribute up to 8% of their compensation on an after-tax basis. The Company makes matching contributions equal to a percentage of each employee's contributions.


                      First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company contributions vest in accordance with the Plan and are tax deferred until withdrawal. Employee and Company contributions are invested solely in the common stock of the Company. During the years ended December 31, 1998, December 31, 1997 and December 31, 1996, the Company contributed $864,000, $788,000 and $617,000 respectively.

NOTE 14.  Incentive Plans
--------

 In 1982, the Company established a Stock Incentive Plan (the "1982 Plan") which, as amended by stockholders in 1987, authorized issuance of options to officers and key employees of the Company to purchase up to 800,000 shares of common stock. On February 27, 1989, stockholders approved adoption of the First Albany Companies Inc. 1989 Stock Incentive Plan (the "1989 Plan"). As of December 31, 1998 and December 31, 1997, there were 2,199,673 and 2,041,121 shares authorized for the issuance of options. These shares include subsequent amendments to the 1989 plan for the issuance of additional shares, and the cumulative effect of subsequent stock dividends. Coincident with the adoption of the 1989 Plan, the 1982 Plan was terminated. Options previously granted under the 1982 Plan remain valid in accordance with the terms of the grant of such options; however, the grant of new options under the 1982 Plan was ended. Both the 1982 Plan and 1989 Plan enable the Company to grant incentive stock options (ISOs) which meet the requirements of Section 422A of the Internal Revenue Code of 1954 as amended and nonqualified stock options (NSOs). ISOs are granted at prices not less than fair value at the date of the grant; NSOs may be issued at prices less than fair market value. ISOs and NSOs may not have a term of more than ten years. Under certain conditions, the Company is required to purchase shares issued under this Plan at prices ranging from the original exercise or award price to the greater of the then book or market value. If NSOs are exercised, the difference between the option price and the selling price will be recognized as an expense in the income statement. Options granted under the 1989 plan vest over a period ranging from 0 to 5 years.

 In addition, under the 1989 Plan, stock appreciation rights (SARs) may be granted in tandem with ISOs or NSOs. SARs may be exercised only if the related options (or portions thereof) are surrendered and at such time as the fair market value of the shares underlying the option exceeds the option price for such shares. Upon exercise of SAR and surrender of the related option, an employee will be entitled to receive an amount equal to the excess of the fair market value of one share at the time of such surrender over the option price per share specified in such option times the number of such shares called for by the option, or portion thereof, which is so surrendered. Payment may be made in cash, shares of common stock, or a combination thereof. SARs may not be exercised before six months from date of grant. As of December 31, 1998, no SARs have been granted.

 Option transactions for the 36-month period ended December 31, 1998, under the 1982 Plan were as follows:

                                              Shares      Weighted Average
                                              Subject         Exercise
                                             to Option          Price
----------------------------------------------------------------------------
Balance at December 31, 1995                  19,125          $ 4.04
Options granted                                1,959            3.75
Options exercised                             (4,022)           3.55
----------------------------------------------------------------------------
Balance at December 31, 1996                  17,062            3.73
Options granted                                  967            3.15
Options exercised                             (8,654)           4.04
----------------------------------------------------------------------------
Balance at December 31, 1997                   9,375            3.07
Options granted                                  517            2.92
Options exercised                             (4,335)           3.07
----------------------------------------------------------------------------
Balance at December 31, 1998                   5,557          $ 2.78
============================================================================


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 There were no shares available for grants of options under the 1982 Plan at December 31, 1998; December 31, 1997, and December 31, 1996. During calendar year 1998, the Company declared two 5% common stock dividends. These dividends resulted in an additional 517 options authorized. All shares subject to options were exercisable at the end of each period presented. At December 31, 1998, options outstanding and exercisable under the 1982 Plan had an average exercise price of $2.78 and expired during January, 1999.

 Option transactions for the 36 month period ended December 31, 1998 under the 1989 Plan were as follows: (all are ISOs)

                                            Shares       Weighted Average
                                            Subject          Exercise
                                           to Option           Price
-----------------------------------------------------------------------------
Balance at December 31, 1995                765,934           $ 5.60
Options granted                             262,441             8.51
Options exercised                          (132,255)            4.39
Options terminated                          (51,359)            6.59
-----------------------------------------------------------------------------
Balance at December 31, 1996                844,761             6.11
Options granted                             681,161            10.03
Options exercised                          (164,230)            5.15
Options terminated                          (50,616)            8.40
-----------------------------------------------------------------------------
Balance at December 31, 1997              1,311,076             7.46
Options granted                             427,326            11.10
Options exercised                           (94,708)            7.55
Options terminated                          (52,356)            8.56
-----------------------------------------------------------------------------
Balance at December 31, 1998              1,591,338           $ 7.67
=============================================================================

 During calendar year 1998, the Company declared two 5% common stock dividends. These dividends resulted in an additional 158,552 options authorized.

 There were 66,605, 283,023 and 760,402 shares available for grants of options at December 31, 1998, December 31, 1997, and December 31, 1996.

 The following table summarizes information about stock options outstanding under the 1989 Plan at December 31, 1998:

              |----------Outstanding---------------| |------Exercisable-----|
Exercise                                   Average                  Average
 Price                     Average Life    Exercise                 Exercise
 Range          Shares       (years)         Price     Shares         Price
-----------------------------------------------------------------------------
$2.89-$3.58     358,733       2.46           $3.14     358,733       $3.14
$5.32-$7.64     305,856       3.76            6.58     210,885        6.14
$8.43-$11.93    863,904       8.58            9.57     205,230       10.69
$12.93           62,845       9.30           12.93     -------       -----
-----------------------------------------------------------------------------
              1,591,338       6.30           $7.67     774,848       $5.95
=============================================================================

 At December 31, 1998, 1,591,338 options were outstanding of which 1,246,402 were ISOs and 344,936 were NSOs.

 At December 31, 1998, 774,848 options with an average exercise price of $5.95 were exercisable; at December 31, 1997, 602,333 options with an average exercise price of $5.19 were exercisable; and at December 31, 1996, 581,250 options with an average exercise price of $5.01 were exercisable.


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  The Company has elected to follow Accounting Principals Board No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for the stock option plans. Under APB 25, no compensation cost has been recognized in 1998, 1997, and 1996. Had compensation cost and fair value been determined pursuant to Financial Accounting Standard No. 123 (FAS 123) "Accounting for Stock-Based Compensation," net income would have decreased from $4,338,000 to $3,283,000 in calendar year 1998, $1,956,000 to $1,557,000 in calendar year 1997, and $5,500,000 to $5,388,000 in calendar year 1996. Basic earnings per share would decrease from $0.67 to $0.50 in 1998, $0.31 to $0.25 in 1997, and $0.91 to $0.89 in 1996. Dilutive earnings per share would decrease from $0.61 to $0.46 in 1998, $0.28 to $0.22 in year 1997, and $0.84 to $0.82 in calendar year 1996. The initial impact of FASB 123 on pro forma earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year.

  The weighted average fair value of options granted during 1998, 1997 and 1996 under FAS 123 was $8.12, $5.53 and $3.21, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield 1.5% for both 1998 and 1997, and 2.76% for 1996; expected volatility of 66.4%, 59.4% and 54.7% for 1998, 1997 and 1996, respectively; risk-free interest rates of 5.0%, 5.5%, and 5.17% to 6.26% for 1998, 1997 and 1996, respectively; and expected lives of 6.0, 5.0, and 2.6 years for 1998, 1997 and 1996, respectively.

  In 1992, the Company established the First Albany Companies Inc. Restricted Stock Plan which authorized the issuance of up to 471,412 shares of common stock (adjusted for all stock dividends) to certain key employees of the Company. Awards under this plan expire over a four-year period after the award date and are subject to certain restrictions including continued employment. As of December 31, 1998, December 31, 1997, and December 31, 1996, 163,052, 153,229, and 105,226 shares, respectively, have been awarded under this plan. The fair market value of the awards will be amortized over the period in which the restrictions are outstanding.

  The Company has various other incentive programs which are offered to eligible employees. These programs consist of cash incentives and deferred bonuses. Amounts awarded vest over periods ranging from three to ten years. Costs are amortized over the vesting period and aggregated $5,859,000 in 1998, $3,641,000 in 1997, and $1,983,000 in 1996.

NOTE 15.  Commitments and Contingencies
--------

  The Company's headquarters, sales offices, and certain office and communication equipment are leased under noncancelable operating leases, which expire at various times through 2008. Future minimum annual rentals payable are as follows:

                     (In thousands of dollars)
                     ----------------------------
                     1999                $  7,889
                     2000                   6,827
                     2001                   6,325
                     2002                   5,043
                     2003                   4,012
                     Thereafter            12,824
                     ----------------------------
                       Total             $ 42,920
                     ============================

  Annual rental expense including utilities for the year ended December 31, 1998, December 31, 1997, December 31, 1996, approximated $6,366,000,
$5,565,000 and $4,175,000, respectively.


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 In the normal course of business, the Company has been named a defendant or otherwise has possible exposure, in several claims. Certain of these are class actions which seek unspecified damages which could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions it believes are likely to result in adverse dispositions. Although further losses are possible, the opinion of management, based upon the advice of its attorneys and General Counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

 The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with security clearing activities, totaling $3,200,000 at December 31, 1998. The Company also has guaranteed a note payable to another for $700,000 which is collateralized by assets where the fair value approximates $700,000.

NOTE 16.  Net Capital Requirements
--------

 The Corporation is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. The Corporation has elected to use the alternative method, permitted by the Rule, which requires that the Corporation maintain a minimum net capital equal to 2 percent of aggregate debit balances arising from customer transactions, as defined. At December 31, 1998, the Corporation had net capital of $22,336,000 which equaled 10.4% of aggregate debit balances and $18,023,000 in excess of required minimum net capital.

NOTE 17.  Financial Instruments with Off-Balance-Sheet Risk
--------

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

 The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose the Company to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customer to deposit additional collateral or to reduce positions, when necessary.

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

 In addition, the Company has sold securities that it does not currently own and is obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at the December 31, 1998 market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 1998.

 The Company acts as a manager and co manager in underwriting security transactions. In this capacity, there is risk if the potential customer does not fulfill the obligation to purchase the securities. This risk is mitigated by the fact that the Company deals primarily with institutional investors. In most cases, no one institutional customer subscribes to the majority of the securities being sold, thereby spreading the risk for this type of loss among many established customers. The Company also maintains credit limits for these activities and monitors compliance with applicable limits and industry regulations on a daily basis.

NOTE 18.  Concentrations of Credit Risk
--------

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

NOTE 19.  Fair Value of Financial Instruments
--------

 The financial instruments of the Company are reported on the statement of financial condition at market or fair value or at carrying amounts that approximate fair value, due to the short-term nature of the financial instruments, with the exception of its investment in MTI (Note 6) and its subordinated debt. The fair value of subordinated debt at December 31, 1998, approximates its carrying value based on current rates available.

NOTE 20.  Derivative Financial Instruments
--------

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

Trading profits and losses relating to these financial instruments were as follows:

(In thousands of dollars)      Year Ended       Year Ended      Year Ended
                              Dec. 31, 1998    Dec. 31,1997    Dec. 31, 1996
-----------------------------------------------------------------------------
Trading Profits State
  and Municipal Bonds           $ 4,730          $ 6,840         $ 2,032
Index Futures Hedging            (2,172)          (2,061)            594
Net Revenues                    $ 2,558          $ 4,779         $ 2,626


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 As of December 31, 1998, the contractual or notional amounts related to these financial instruments were as follows:

(In thousands of dollars)     Average Notional or      Year End Notional or
                             Contract Market Value    Contract Market Value
-----------------------------------------------------------------------------
Index Futures Contracts            ($18,253)                 ($8,347)
-----------------------------------------------------------------------------

 As of December 31, 1997, the contractual or notional amounts related to these financial instruments were as follows:

(In thousands of dollars)      Average Notional or     Year End Notional or
                              Contract Market Value   Contract Market Value
-----------------------------------------------------------------------------
Index Futures Contracts             ($12,401)               ($14,994)
-----------------------------------------------------------------------------

 As of December 31, 1996, the contractual or notional amounts related to these financial instruments were as follows:

(In thousands of dollars)     Average Notional or      Year End Notional or
                             Contract Market Value    Contract Market Value
-----------------------------------------------------------------------------
Index Futures Contracts             ($7,750)                 ($5,881)
-----------------------------------------------------------------------------

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

NOTE 21.  Segment Analysis
--------

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

 The Company's reportable operating segments are: Private Client Group, Institutional Sales and Trading ("Institutional"), and Other. The Private Client Group provides securities brokerage services to individual investors. Revenues are generated through customer purchase and sale of equity securities, taxable and non-taxable fixed income securities, along with mutual funds and various other investment products and services. The Institutional segment generates revenues from securities transactions (equities and fixed-income securities) with major institutions along with investment banking activities, which includes the managing, co-managing and participating in tax-exempt and corporate securities underwritings (excluding sales credits relating to such underwritings which are included in the Private Client Group). This segment also includes trading activity in which the Company buys and maintains inventories of fixed-income products and equities securities (as a "market maker") for sale to other dealers and to customers. The Other segment revenues are derived from a variety of sources which include investment income, net interest revenues relating to securities lending transactions and revenues from correspondent services.

 The Company's Other segment also includes revenue relating to the Company's investment in Mechanical Technology Incorporated (MTI) which is recorded under the equity method (see Note 6 - "Investments").


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Pre-tax net (loss)income relating to MTI was $(1,488,000), $1,168,000 and $555,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

 The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies."
Intersegment revenues and expenses are eliminated between segments. Interest revenues and interest expenses are reviewed primarily on a net basis (Net Interest Revenues) and are shown as such. The Company evaluates the performance of its segments and allocates resources to them based upon operating margins. Included in the Other segment are operations, administrative functions and other support costs along with an accrual for general discretionary variable compensation which are not allocated to the various segments. Asset information by reportable segments is not reported since the Company does not produce such information internally for the reportable segments. All assets are located in the United States.

 Information concerning operations in these segments is as follows:

 For years ended                 December 31,    December 31,    December 31,
 (in thousands of dollars)          1998            1997            1996
-----------------------------------------------------------------------------
Revenues (excluding interest):

Private Client Group             $ 85,183        $ 77,158         $ 68,030
Institutional                      86,718          65,206           61,502
Other                               5,968           5,134            6,419
-----------------------------------------------------------------------------
Total                            $177,869        $147,498         $135,951
=============================================================================

Net Interest Revenues:

Private Client Group             $  3,540        $  1,397         $    903
Institutional                      (1,538)         (1,055)          (1,104)
Other                               6,749           6,517            6,411
-----------------------------------------------------------------------------
Total                            $  8,751        $  6,859         $  6,210
=============================================================================

Net Revenues:

Private Client Group             $ 88,723        $ 78,555         $ 68,933
Institutional                      85,180          64,151           60,398
Other                              12,717          11,651           12,830
-----------------------------------------------------------------------------
Total                            $186,620        $154,357         $142,161
=============================================================================

Pre-Tax Income:

Private Client Group             $ 14,974        $ 16,310         $ 14,523
Institutional                      13,073           4,232            2,801
Other                             (20,915)        (17,640)          (8,232)
-----------------------------------------------------------------------------
Total                            $  7,132        $  2,902         $  9,092
=============================================================================


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 22.  New Accounting Standards
--------

 In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 in its 2000 fiscal year, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.


                        FIRST ALBANY COMPANIES INC.
                            SUPPLEMENTARY DATA
                     SELECTED QUARTERLY FINANCIAL DATA
                                (Unaudited)
              (In thousands of dollars, except per share data)

                                              Quarters Ended
----------------------------------------------------------------------------
1998 - Calendar Year             Mar. 27    June 26    Sep. 25     Dec. 31
----------------------------------------------------------------------------
Total revenues                   $57,098    $55,457    $55,892     $58,119
  Interest expense                (9,105)    (9,871)   (10,126)    (10,844)
----------------------------------------------------------------------------
Net revenues                      47,993     45,586     45,766      47,275
  Total expenses
   (excluding interest)          (45,727)   (43,698)   (43,807)    (46,256)
----------------------------------------------------------------------------
Income before income taxes         2,266      1,888      1,959       1,019
  Income tax expense                (859)      (801)      (811)       (323)
----------------------------------------------------------------------------
Net income                       $ 1,407    $ 1,087    $ 1,148      $  696
============================================================================
Net income per common
  and common equivalent share:
       Basic                     $  0.22    $  0.17    $  0.18      $  0.11
       Dilutive                  $  0.20    $  0.15    $  0.16      $  0.10


                                               Quarters Ended
1997 - Calendar Year              Mar. 28    June 27    Sep. 26      Dec. 31
-----------------------------------------------------------------------------
Total revenues                    $42,059    $45,770    $49,741      $55,402
  Interest expense                 (8,424)    (9,516)   (10,172)     (10,503)
-----------------------------------------------------------------------------
Net revenues                       33,635     36,254     39,569       44,899
Total expenses (excluding
  interest)                       (33,605)   (35,933)   (38,418)     (43,499)
-----------------------------------------------------------------------------
Income before income taxes             30        321      1,151        1,400
  Income tax benefit/(expense)         36       (130)      (545)        (612)
-----------------------------------------------------------------------------
Income before extraordinary items      66        191        606          788
  Extraordinary gain (net of taxes)   305        ---        ---          ---
-----------------------------------------------------------------------------
Net income                        $   371    $   191    $   606      $   788
=============================================================================
Net income per common
  and common equivalent share:
       Basic                      $  0.06    $  0.03    $  0.10      $  0.13
       Dilutive                   $  0.06    $  0.03    $  0.09      $  0.11

 All per share figures have been restated for common stock dividends paid. The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

  None.


                                 PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

Except as set forth below, the information required by this item will be contained under the caption "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 18, 1999. Such information is incorporated herein by reference.

Information (not included in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders) regarding certain executive officers of the Company is as follows:

Item 11. Executive Compensation.
--------------------------------

The information required by this item will be contained under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 18, 1999. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 18, 1999. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 18, 1999. Such information is incorporated herein by reference.


                                  Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.
-------------------------------------------------------------------------

(a) (1)  The following financial statements are included in Part II, Item 8:

       Report of Independent Accountants


       Financial Statements:

       Consolidated Statements of Income For the Calendar
         Years Ended December 31, 1998, December 31, 1997, and December 31, 1996.

       Consolidated Statements of Financial Condition as of December 31, 1998 and December 31, 1997.

       Consolidated Statements of Changes in Stockholders'
         Equity for the Years Ended December 31,
         1998, December 31, 1997 and December 31, 1996.

       Consolidated Statements of Cash Flows for the
         Years Ended December 31, 1998, December 31, 1997, and December 31, 1996.

 Notes to Consolidated Financial Statements

    (2) The following financial statement schedule for the periods 1998, 1997, and 1996 are submitted herewith:

       Schedule II-Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


    (3)  Exhibits included herein:

Exhibit
Number                       Description
-------                      -----------

3.1 Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No. 3.1 to Registration Statement No. 33-1353).

3.1a Amendment to Certificate of Incorporation of First Albany Companies Inc. (as filed as Exhibit No. (3) (i) to Form 10-Q for the quarter ended June 26, 1998).

3.2 By laws of First Albany Companies Inc. (filed as Exhibit No. 3.2 to Registration Statement No. 33-1353).

3.2a By laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2a to Form 10-K for the fiscal year ended September 24,
      1993).

3.2b By laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2b to Form 10-K for the calendar year ended December 31,
      1996).

3.2c By laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2c to Form 10-K for the calendar year ended December 31,
      1997).

3.2d By laws of First Albany Companies Inc., as amended (as filed as Exhibit (3) (ii) to Form 10-Q for the quarter ended June 26, 1998).

4. Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353).

10.6 Deferred Profit Sharing Plan of First Albany Corporation effective October 1, 1982, as amended by shareholder vote dated January 19, 1987 (filed as Exhibit 10.6 to Form 10-K for the fiscal year ended September 30, 1986).

10.7 Incentive Stock Option Plan of First Albany Corporation effective October 1, 1982, as amended by shareholder vote, dated January 19, 1987 (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended
      September 30, 1987.

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

10.10c First Albany Companies Inc. Stock Bonus Plan, as amended, effective
       June 2, 1995(filed as Registration Statement 33-59855(Form S-8) dated June 2, 1995).

10.10d First Albany Companies Inc. Stock Bonus Plan, as amended, effective
       June 2, 1995(filed as Registration Statement 333-18645(Form S-8) dated December 23, 1996).

10.12 First Albany Companies Inc. 1989 Stock Incentive Plan effective February 27, 1989, as approved by shareholder vote dated February 27, 1989 (filed as Exhibit 10.12 to Form 10-K for the fiscal year ended September 30, 1989).


Exhibit
Number                       Description
-------                      -----------

10.15 Lease dated June 12, 1992, between First Albany Companies Inc. and Olympia and York Limited Partnership for office space at 53 State Street, Boston, Massachusetts(filed as Exhibit 10.15 to Form 10-K for the fiscal year ended September 25, 1992).

10.16 The First Albany Companies Inc. Restricted Stock Plan as adopted by the Company on April 27, 1992(filed as Exhibit 10.16 to Form 10-K for the fiscal year ended September 25, 1992).

10.18 Sublease dated October 13, 1995, between First Albany Companies Inc. and KeyCorp for office facilities at 30 South Pearl Street, Albany, New York. (Filed as Exhibit 10.18 to Form 10K for fiscal year ended September 29, 1995).

10.19 Term Loan Agreement dated March 29, 1996, between First Albany Companies Inc. and OnBank Trust & Co. (Filed as Exhibit 10.19 to Form 10K for calendar year ended December 31,1996).

10.20 Subordinated Loan Agreement dated September 16, 1996, between First Albany Companies Inc. and Sharon M. Duker. (Filed as Exhibit 10.20 to Form 10K for calendar year ended December 31, 1996).

10.20a Subordinated Loan Agreement between First Albany Companies Inc. and
       Sharon M. Duker as amended effective December 23, 1997 (filed as
       Exhibit 10.20a to Form 10-K for calendar year ended December 31, 1997).

10.21 Master Equipment Lease Agreement dated September 25, 1996, between First Albany Companies Inc. and KeyCorp Leasing Ltd. (Filed as Exhibit
       10.21 to Form 10K for calendar year ended December 31, 1996).

10.22 Lease dated March 21, 1996, between First Albany Companies Inc. and Mid-City Associates for office space at One Penn Plaza, New York, New York. (Filed as Exhibit 10.22 to Form 10K for calendar year ended December 31, 1996).

10.23 Subordinated Loan Agreement dated December 23, 1997 between First Albany Companies Inc. and Sharon M. Duker (filed as Exhibit 10.23 to Form 10K for calendar year ended December 31, 1997).

10.24 First Albany Companies Inc. Executive Officers Deferred Compensation Plan and First Albany Companies Inc. Investment Executive Deferred Compensation Plan effective January 7, 1998 (filed as Registration Statement No. 333-43825 (Form S-8) dated January 7, 1998).

11     Computation of per share earnings.

21     List of Subsidiaries of First Albany Companies Inc.

23     Consent of PricewaterhouseCoopers L.L.P.

27     Financial Data Schedule BD

         (b) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.


Exhibit
Number                       Description
-------                      -----------

       (c) Exhibits: The exhibits to this report are listed in section (a)(3) of Item 14 above.

       (d) Financial Statement Schedules: The financial statement schedule filed with this report is listed in section (a)(2) of Item 14 above.


                        FIRST ALBANY COMPANIES INC.
             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
            PERIODS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997
                          AND DECEMBER 31, 1996.

 COL. A                       COL. B       COL. C       COL. D       COL. E
-----------------------------------------------------------------------------
                                         Additions
                            Balance at   Charged to                 Balance
                            Beginning    Costs and                  at End of
 Description                of Period    Expenses      Deductions   Period
-----------------------------------------------------------------------------
Allowance for doubtful
 accounts -- deducted
 from receivables from
 customers:

Calendar Year    1998      $ 340,000     $ 133,000     $ 168,000    $ 305,000

Calendar Year    1997      $ 304,000     $ 120,000     $  84,000    $ 340,000

Calendar Year    1996      $ 219,000     $ 120,000     $  35,000    $ 304,000


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        FIRST ALBANY COMPANIES INC.

                       By: /s/ GEORGE C. MCNAMEE
                          -------------------------
                            George C. McNamee,
                  Chairman and Co-Chief Executive Officer

                           Date:  March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


 Signature                        Title                          Date

/s/ GEORGE C. MCNAMEE
---------------------  Chairman and Co-Chief Executive Officer   March 26, 1999
George C. McNamee

/s/ ALAN P. GOLDBERG
--------------------- President and Co-Chief Executive Officer March 26, 1999 Alan P. Goldberg

/s/ TIMOTHY R. WELLES
-------------------------  Chief Financial Officer               March 26, 1999
Timothy R. Welles          (Principal Accounting Officer)

/s/ HUGH A. JOHNSON, JR.
-------------------------  Senior Vice President and Director    March 26, 1999
Hugh A. Johnson, Jr.


-------------------------  Director                              March 26, 1999
Peter Barton


-------------------------  Director                              March 26, 1999
J. Anthony Boeckh

/s/ WALTER M. FIEDEROWICZ
-------------------------  Director                              March 26, 1999
Walter M. Fiederowicz

/s/ DANIEL V. MCNAMEE
-------------------------  Director                              March 26, 1999
Daniel V. McNamee

/s/ CHARLES L. SCHWAGER
-------------------------  Director                              March 26, 1999
Charles L. Schwager

/s/ BENAREE P. WILEY
-------------------------  Director                              March 26, 1999
Benaree P. Wiley