Form 10-Q
period 1999-03-31
FIRST ALBANY COMPANIES INC
filed 1999-05-14
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 31, 1999


                      Commission file number 0-14140


            First Albany Companies Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            New York                        22-2655804
     ------------------------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer
      incorporation or organization)    Identification No.)

            30 South Pearl St., Albany, NY        12207
     ------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

            (518) 447-8500
     -------------------------------------------------------
     (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X    (1) No
                                           -----        -------
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    6,612,870 Shares of Common Stock were outstanding as of the close of
    --------------------------------------------------------------------
business on April 29, 1999
--------------------------

               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                              PAGE

        Part I - Financial Information

            Item 1. Financial Statements

               Condensed Consolidated Statements of
                   Financial Condition at March 31, 1999
                   and December 31,1998.................        3

               Condensed Consolidated Statements of
                   Operations for the Three Months Ended
                   March 31, 1999 and March 27, 1998........    4

               Condensed Consolidated Statements of Cash
                   Flows for the Three Months Ended
                   March 31, 1999 and March 27, 1998.........  5-6

               Notes to Condensed Consolidated Financial
                   Statements................................ 7-15

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.............................. 16-22

            Item 3. Quantitative and Qualitative
                    Disclosures about Market Risk........... 23-24

        Part II - Other Information

            Item 1. Legal Proceedings.........................  25

            Item 6. Exhibits and Reports on Form 8-K........ 26-27


                        FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 March 31,
                                  1999         December 31,
(In thousands of dollars)      (Unaudited)        1998
-------------------------------------------------------------
Assets
 Cash                            $ 1,470         $ 1,424
 Securities purchased under
   agreement to resell             1,754           1,631
 Securities borrowed             572,528         470,693
 Receivables from:
   Brokers, dealers and
     clearing agencies            10,058           6,434
   Customers                     209,021         194,401
   Others                          8,314          12,228
Securities owned                 117,669         118,370
Investments                        7,140          10,719
Office equipment and leasehold
   improvements, net              10,603          11,390
Other assets                      17,063          15,608
------------------------------------------------------------
Total assets                    $955,620        $842,898
============================================================
Liabilities and Stockholders' Equity

Liabilities
 Short-term bank loans           $62,144        $104,679
 Securities loaned               692,907         565,571
 Payables to:
 Brokers, dealers and
   clearing agencies               6,011           4,862
   Customers                      75,422          48,467
   Others                         28,067          17,742
 Securities sold but not
   yet purchased                   5,660           2,814
 Accounts payable                  2,593           4,970
 Accrued compensation             10,128          23,584
 Accrued expenses                  7,006           5,863
 Notes payable                     7,004           4,750
 Obligations under capitalized
   leases                          3,624           3,688
------------------------------------------------------------
Total liabilities                900,566         786,990
------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                  7,500           7,500
------------------------------------------------------------
Stockholders' Equity
 Common stock                         66              66
 Additional paid-in-capital       40,616          40,354
 Retained earnings                 6,874           8,001
 Less treasury stock at cost         (2)            (13)
------------------------------------------------------------
Total stockholders' equity        47,554          48,408
------------------------------------------------------------
Total liabilities and
 stockholders' equity          $ 955,620       $ 842,898
============================================================

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                           Three Months Ended
(In thousands of dollars except
  for per share and outstanding            March 31,         March 27,
  share amounts)                             1999              1998
------------------------------------------------------------------------
Revenues
 Commissions                              $ 18,658          $ 14,707
 Principal transactions                     17,075            20,996
 Investment banking                          7,206             6,124
 Investment (losses) gains                 (3,555)             1,049
 Interest                                   11,741            11,213
 Fees and other                              3,933             3,009
------------------------------------------------------------------------
Total revenues                              55,058            57,098
   Interest expense                          9,335             9,105
------------------------------------------------------------------------
Net revenues                                45,723            47,993
------------------------------------------------------------------------

 Compensation and benefits                  34,313            34,504
 Clearing, settlement and brokerage
   costs                                     1,295               868
 Communications and data processing          3,660             3,224
 Occupancy and depreciation                  3,190             3,225
 Selling                                     2,108             1,827
 Other                                       2,482             2,079
------------------------------------------------------------------------
Total expenses (excluding interest)         47,048            45,727
------------------------------------------------------------------------
(Loss) income before income taxes          (1,325)             2,266
Income tax (benefit) expense                 (528)               859
------------------------------------------------------------------------
Net (loss) income                         $  (797)           $ 1,407
========================================================================

Net (loss) income Per Common and Common
 Equivalents Per Share:
   Basic                                  $ (0.12)           $  0.21
   Dilutive                               $ (0.12)           $  0.19
========================================================================
Weighted average common
 and common equivalent
 shares outstanding:
   Basic                                 6,925,209         6,809,580
   Dilutive                              6,925,209         7,541,637
=========================================================================
Dividend per common share
 outstanding                              $   0.05           $  0.05
=========================================================================

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                        Three Months Ended
                                        March 31,           March 27,
(In thousands of dollars)                 1999                1998
----------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)/income                         $   (797)       $  1,407
Adjustments to reconcile net (loss)
 income to net cash
 Provided by (used in) operating
     activities:
   Depreciation and amortization              1,134           1,130
   Deferred income taxes                     (1,791)              42
   Undistributed loss of affiliate              544              579
   Unrealized investment loss (gain)          3,011           (1,574)
   Realized gain on sale of investments                          (54)
   Loss on disposal of fixed assets             120
   Services provided in exchange for
     common stock                               162              129
(Increase) decrease in operating assets:
   Cash and securities segregated under
     federal regulations                                        (260)
   Securities purchased under agreement
     to resell                                 (123)           4,300
   Securities sold under agreement to
     repurchase                                                 (891)
   Net receivables from customers             12,335         (24,971)
   Net receivables from brokers and
     dealers                                  (2,475)          1,295
   Net receivables from others                               (46,888)
   Securities owned, net                       3,547          (5,381)
   Other assets                                  336           2,633
Increase (decrease) in operating liabilities:
   Securities loaned, net                     25,501           9,312
   Net payables to others                     15,917
   Accounts payable and accrued
     expenses                                (14,690)         (1,390)
-----------------------------------------------------------------------
Net cash provided by (used in)
     operating activities                     42,731         (60,582)
-----------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of furniture, equipment,
     and leaseholds                             (196)            (34)
   Proceeds from sale of investments                              66
-----------------------------------------------------------------------
Net cash (used in) provided by investing
     activities                                 (196)             32
-----------------------------------------------------------------------
Cash flows from financing activities:
   (Payments) proceeds of short-term
     bank loans                              (42,535)         59,500
   Proceeds of notes payable                   4,400
   Payments on notes payable                  (2,146)           (656)
   Payments of obligations under
     capitalized leases                         (311)           (237)
   Proceeds from issuance of common stock        111             544
   Net (decrease)/increase from borrowing
     under line-of-credit agreements          (1,678)          2,499
   Dividends paid                               (330)           (295)
------------------------------------------------------------------------
Net cash (used in) provided by financing
   activities                                (42,489)         61,355
========================================================================

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                (continued)

                                            Three Months Ended
                                         March 31,        March 27,
(In thousands of dollars)                  1999             1998
-------------------------------------------------------------------
Increase in cash                             46             805
Cash at beginning of the year             1,424             951
-------------------------------------------------------------------
Cash at end of period                   $ 1,470         $ 1,756
===================================================================

In 1999, the Company entered into capital leases for office and computer equipment totaling approximately $247 thousand.

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1.   Basis of Presentation
     ---------------------
 In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of those for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998.

 Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

 In 1999, the Company changed its quarter end from a last Friday of the quarter to a calendar quarter end. This change was made to be consistent with the year end, which is on a calendar basis. Below is a proforma condensed consolidated statement of income approximating the effect of this change in the three months ended March 31, 1999:

                               Three Month                       Three Month
                                  Ended          March 27          Ended
                             March 26, 1999    To March 31     March 31, 1999
=============================================================================
Net Revenues                      $ 44,530          1,193             45,723
  Expenses Excluding Interest       45,830          1,218             47,048
-----------------------------------------------------------------------------
Income Before Income Taxe        s  (1,300)           (25)             1,325
  Income Tax (Benefit)                (518)           (10)              (528)
-----------------------------------------------------------------------------
Net Income                             (782)          (15)              (797)
=============================================================================


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

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

                                            Three Months Ended
                                     March 31,            March 27,
(In thousands of dollars,              1998                 1998
except per share amounts)
--------------------------------------------------------------------
Net (loss) income                        $ (797)         $  1,407
--------------------------------------------------------------------
Weighted average shares
  for basic earnings per share            6,925             6,810
Effect of dilutive common
  equivalent shares                                           731
--------------------------------------------------------------------
Weighted average shares and
  dilutive common equivalent shares
  for dilutive earnings per share         6,925             7,541
====================================================================
Basic earnings per share                $ (0.12)           $ 0.21
Dilutive earnings per share             $ (0.12)           $ 0.19

 Per share figures and shares outstanding have been restated for all dividends declared, including the May 1999 5% stock dividends.

 For the quarter ended March 31, 1999 the Company excluded approximately 627,000 common equivalent shares in its computation of dilutive earnings per share because to do so would have been anti-dilutive.

3.   Investments
     -----------
 At March 31, 1999 the Company owned approximately 2,444,000 common shares (34% of the shares outstanding) of Mechanical Technology Incorporated
(MTI). The Company's investment in MTI is recorded under the equity method and approximated $3.9 million, which included goodwill of approximately $0.7 million which is being amortized over 10 years. The Company's equity in MTI's net loss, recorded on a one-quarter delay basis, was $0.5 million for the three months ended December 31, 1998.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

 The following presents unaudited summarized financial information of MTI for the three months ended December 31, 1998:

          (in thousands of dollars)
          ========================================
          Assets                          $ 21,332
          Liabilities                       11,804
          ----------------------------------------
          Shareholder's equity            $  9,528
          ========================================
          ========================================
          Revenues                        $  2,710

          ----------------------------------------
          Operating loss                      (349)
          Equity in Joint Venture losses    (1,221)
          Other                                (27)
          -----------------------------------------
          Loss from continuing operations,
          net of taxes                      (1,597)

          Net loss                         $(1,597)
          ==========================================

 At March 31, 1999 the aggregate market value of the Company's shares of MTI stock was $45.8 million. Under the equity method, the market value of MTI's stock is not included in the Company's financial results. Equity in joint venture losses for the three months ended December 31, 1998 are attributed to MTI's investments in Plug Power, L.L.C. The Company's equity in MTI's net loss, recorded on a one-quarter delay basis, was $0.9 million for the three months ended March 31, 1999, which will be recorded by the Company in the quarter ending June 30, 1999.

  At March 31, 1999, the Company owned 209,500 shares of META Group, Inc.
The fair market value of this investment was $3.2 million.   During the
quarter ended March 31, 1999, the Company has recorded unrealized losses of $3.0 million with respect to this investment.

4.   Receivables from Others
     -----------------------
  Amounts receivable from others as of:

                                       March 31,          December 31,
(In thousands of dollars)               1999                 1998
=======================================================================
  Adjustment to record securities
    owned on a trade date basis, net                     $  3,773
  Others                               $ 8,314              8,455
-----------------------------------------------------------------------
  Total                                $ 8,314           $ 12,228
=======================================================================

  Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

  5. Payables to Others
     ------------------
 Amounts payable to others as of:

                                         March 31,        December 31,
(In thousands of dollars)                  1999             1998
========================================================================
  Adjustment to record securities
    owned on a trade date basis, net     $ 11,946
  Borrowing under line-of-credit
    agreements                             13,057          $ 14,735
  Others                                    3,064             3,007
------------------------------------------------------------------------
  Total                                  $ 28,067          $ 17,742
========================================================================

  Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.


6.   Notes Payable
     -------------
 Notes payable consists of a note for $2,604,167 which is collateralized by assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day
London InterBank Offered Rate ("LIBOR") (4.937% plus 2% on March 31, 1999). This note matures on March 27, 2001.

  Notes payable also consists of a note dated March 31, 1999 for $4,400,000 payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London Interbank Offered Rate ("LIBOR"). A portion of the proceeds from this note were used to pay off a previous note for $1,489,583. This note matures on April 1, 2004.

  One of the more significant covenants of both notes requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c 3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of March 31, 1999 was $4.6 million. The amount of net capital as of March 31, 1999 was $20.9 million.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

7.   Obligations under Capitalized Leases
     ------------------------------------
  The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 1999:

               (In thousands of dollars)
               ------------------------------------
               1999                         $ 1,353
               2000                           1,769
               2001                           1,420
               2002                             446
               2003                              49
               ------------------------------------
               Total Minimum Lease Payments   5,037
               Less: Amount Representing
                 Interest                     1,413
               ------------------------------------
               Present Value of Minimum
                 Lease Payments             $ 3,624
               ====================================

8.   Subordinated Debt
     -----------------
  The Company has a subordinated debt of $2,500,000. This debt bears interest at 8.75%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 31,130 shares of the Company's stock at $16.06 per share. This right expires December 31, 2002.

  The Company also has an additional subordinated debt of $5,000,000 which bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 102,103 shares of the Company's stock at $9.80 per share. This right expires December 31, 2002.

  Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required net capital. The amount of required net capital as of March 31, 1999 was $4.6 million. The amount of net capital as of March 31, 1999 was $20.9 million.

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

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

10.  Stockholders' Equity
     ---------------------
  In January 1999, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 24, 1999, to shareholders of record on February 10, 1999.

  In April 1999, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 31, 1999, along with a 5% stock dividend. Both are payable on May 25, 1999 to shareholders of record on May 11, 1999.


11.  Net Capital Requirements
     -------------------------
  The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined by the Rule. As of March 31, 1999, the broker-dealer subsidiary had aggregate net capital, as defined, of $20.9 million - exceeding the required net capital by $16.3 million.

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

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

13.  Segment Analysis
     ----------------
  The Company's reportable operating segments are: Private Client Group, Institutional Sales and Trading ("Institutional"), and Other. The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies." The Private Client Group provides securities brokerage services to individual investors. Revenues are generated through customer purchase and sale of equity securities, taxable and non-taxable fixed income securities, along with mutual funds and various other investment products and services. The Institutional segment generates revenues from securities transactions (equities and fixed-income securities) with major institutions along with investment banking activities, which includes the managing, co-managing and participating in tax-exempt and corporate securities underwritings. This segment also includes trading activity in which the Company buys and maintains inventories of fixed-income products and equities securities (as a "market maker") for sale to other dealers and to customers. The Other segment revenues are derived from a variety of sources which include investment income, net interest revenues relating to securities lending transactions and revenues from correspondent services.

  The Company's Other segment also includes revenue relating to the Company's investment in Mechanical Technology Incorporated (MTI) which is recorded under the equity method (see Note 3 - "Investments"). Pre-tax net
(loss)income relating to MTI was $(544,000) and $(579,000) for the quarters ended March 1999 and 1998 respectively. The Company records its other investments at fair market value, which is also included in the Other segment.

  Intersegment revenues and expenses are eliminated between segments. Interest revenues and interest expenses are reviewed primarily on a net basis (Net Interest Revenues) and are shown as such. The Company evaluates the performance of its segments and allocates resources to them based upon long term operating margin opportunities which are consistent with the growth strategy of the Company. Included in the Other segment are operations, administrative functions and other support costs along with an accrual for general discretionary variable compensation which are not allocated to the various segments. Asset information by reportable segments is not reported since the Company does not produce such information internally for the reportable segments. All assets are located in the United States.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)


 Information concerning operations in these segments is as follows:

----------------------------------------------------------------------
For three months ended                  March 31,           March 27,
(in thousands of dollars)                 1999                1998
======================================================================
Revenues (excluding interest):

Private Client Group                  $    23,363          $  20,829
Institutional                              22,000             22,875
Other                                      (2,046)             2,181
----------------------------------------------------------------------
Total                                 $    43,317          $  45,885
======================================================================

Net Interest Revenues:

Private Client Group                  $       929          $     763
Institutional                                (118)              (370)
Other                                       1,595              1,715
-----------------------------------------------------------------------
Total                                 $     2,406          $    2,108
=======================================================================
Net Revenues:

Private Client Group                  $    24,292          $   21,592
Institutional                              21,882              22,505
Other                                        (451)              3,896
-----------------------------------------------------------------------
Total                                 $    45,723          $   47,993
=======================================================================
Pre-Tax Income:

Private Client Group                  $     5,051          $    3,379
Institutional                                 810               1,153
Other                                      (7,186)             (2,266)
------------------------------------------------------------------------
Total                                 $    (1,325)          $     2,266
========================================================================


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

14.   New Accounting Standards
      ------------------------
     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 in its 2000 fiscal year, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.

                        FIRST ALBANY COMPANIES INC
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                                        1999 vs.
                             Three Months Ended         1998      Percentage
                              March 31,  March 27,     Increase    Increase
(In thousands  of dollars)      1999       1998       (Decrease)  (Decrease)
-----------------------------------------------------------------------------
Revenues
 Commissions                 $ 18,658    $ 14,707     $  3,951       27%
 Principal transactions        17,075      20,996       (3,921)    (19)%
 Investment banking             7,206       6,124        1,082       18%
 Investment (losses) gains     (3,555)      1,049       (4,604)   (439)%
 Interest income               11,741      11,213          528        5%
 Fees and others                3,933       3,009          924       31%
-----------------------------------------------------------------------------
Total revenues                 55,058      57,098       (2,040)     (4)%
 Interest expense               9,335       9,105          230        3%
-----------------------------------------------------------------------------
Net revenues                   45,723      47,993       (2,270)     (5)%
-----------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits     34,313      34,504         (191)     (1)%
 Clearing, settlement and
   brokerage costs              1,295         868          427       49%
 Communications and
   data processing              3,660       3,224          436       14%
 Occupancy and depreciation     3,190       3,225          (35)     (1)%
 Selling                        2,108       1,827          281       15%
 Other                          2,482       2,079          403       19%
-----------------------------------------------------------------------------
Total expenses
 (excluding interest)          47,048      45,727        1,321        3%
-----------------------------------------------------------------------------
(Loss) income before
  income taxes                 (1,325)      2,266       (3,591)   (158)%
 Income tax (benefit) expense    (528)        859       (1,387    (161)%
-----------------------------------------------------------------------------
Net (loss) income            $   (797)   $  1,407     $ (2,204)   (157)%
=============================================================================

Net interest income
 Interest income             $ 11,741    $ 11,213     $    528        5%
 Interest expense               9,335       9,105          230        3%
-----------------------------------------------------------------------------
Net Interest Income          $  2,406    $  2,108     $    298       14%
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

Results of Operations
---------------------

Three Month Periods Ended March 31, 1999 and March 27, 1998
------------------------------------------------------------

Net Income
----------

 Net (loss) income for the quarter ended March 31, 1999 was ($0.8) million or ($0.12) basic earnings per share ($0.12 dilutive earnings per share), compared to $1.4 million or $0.21 basic earnings per share ($0.19 dilutive
earnings per share) in the comparable 1998 period.   First Albany
Corporation, the brokerage operations, had pre-tax profit of $2.5 million on record net revenues of $49.1 million for the quarter ending March 31,1999, compared to pre-tax profit of $1.7 million on net revenues of $46.9 million for the same period in 1998. The earnings at First Albany Corporation were offset by a pre-tax loss at the holding company of $3.8 million, resulting primarily from a decline in the book value of First Albany Companies Inc.'s investment portfolio, which compares to a pre-tax profit of $599 thousand for the same period of 1998.

Commissions
-----------

 Commission revenues for this year's first quarter increased $4.0 million or 27% compared to the comparable 1998 period reflecting active trading in all major markets. Revenues from listed and over-the-counter commissions increased $4.1 million, revenues from options increased $0.3, while revenues from mutual fund commission decreased $0.4.

Principal Transactions
----------------------

 Principal transactions for this year's first quarter decreased $3.9 million or 19% compared to the comparable 1998 period. This amount was comprised of an increase in equity securities of $0.2 million, a decrease in taxable fixed income of $4.6 million (due mainly to a decrease in international market activity) and an increase in municipal bonds of $0.5 million.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)


Investment Banking
------------------

 Investment banking revenues for this year's first quarter increased $1.1 million or 18% compared to the comparable 1998 period. Revenues from selling concessions increased $1.1 million (equities increased
$1.2 million, municipals decreased $0.7 million and fixed income increased $0.6 million), while investment banking fees and underwriting fees remained stable.

Investment gains/(losses)
-------------------------

 Investment gains (losses) for this year's first quarter decreased $4.6 million compared to the comparable 1998 period. The decrease was due primarily to a decline in the book value of the investment portfolio held at First Albany Companies Inc, the holding company.

Fees and Others
---------------

 Fees and other revenues for this year's first quarter increased $0.9 million or 31% compared to the comparable 1998 period resulting from the firm's focus to increase fee-based revenues and from increased service charges.

Clearance, Settlement and Brokerage Costs
-----------------------------------------

  Clearance, settlement and brokerage costs for this year's first quarter increased $0.4 million or 49% compared to the comparable 1998 period due primarily to increases in listed agency transactions.

Communications and Data Processing
----------------------------------

  Communication and data processing for this year's first quarter increased $0.4 million or 14% compared to the comparable 1998 period due in most part to a greater number of transactions.

Income Taxes
------------

 Income taxes decreased $1.4 million compared to the comparable 1998 period due to an decrease in pre-tax earnings.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

Liquidity and Capital Resources
-------------------------------

 A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers secured by loaned securities, and bank lines-of-credit. Securities borrowed and securities loaned along with receivables from customers and payable to customers will fluctuate primarily due to the current level of business activity in these areas. Securities owned will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions. Short-term bank loans and securities loaned, net, are a source of financing for the Company and will fluctuate accordingly. Receivables from others and payables to others will fluctuate primarily due to the change in the adjustment to record securities owned on a trade date basis.

 At March 31, 1999, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

 Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit-totaling $250,000,000 of which approximately $187,856,000 were unused as of March 31, 1999-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

 In January 1999, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 24, 1999, to shareholders of record on February 10, 1999.

 In April 1999 the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 31, 1999, along with a 5% stock dividend. Both are payable on May 25, 1999 to shareholders of record on May 11, 1999.

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

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

 In August 1998, the Company filed form BD-Y2K, a mandatory filing with the Securities & Exchange Commission, New York Stock Exchange and National Association of Securities Dealers describing its Y2K compliance efforts and its Y2K readiness status. The Company filed the second of these mandatory filings in April 1999. The SEC has highly prioritized Y2K compliance in order to avoid major disruptions to the operations of securities institutions. Institutions failing to file this mandatory disclosure may be and in some cases already have been subject to formal enforcement action, supervisory agreements, cease and desist orders or civil money penalties.

The Project
-----------

 The Company has initiated a comprehensive project to prepare its internally and externally dependent computer and peripheral systems for the year 2000, and has completed changes to critical systems. The Company has taken part in numerous testing opportunities with other security industry parties, including testing with Exchanges and Utilities. The Company began extensive Industry Wide Testing in the first quarter of 1999 that will end during the second quarter of 1999. In addition, the Company will take part in other industry testing including Market Data Testing and Securities Lending Testing. The approach is multiphase, as follows:

 Phase I - Inventory & Assessment: A comprehensive inventory of all hardware, software, vendor interfaces and service providers has been completed and is stored in a database that allows for easy access and updating.

 Phase II - Planning, Analysis & Design: The detailed Project Plan has been completed, to allow for easy tracking and updating.

 Phase III - Remediation: In some cases, remediation was undertaken either by the Company or by an outsourced third party in the form of upgrades, replacements or code fixes. In other cases, the Company monitored its vendors' progress in making its systems Y2K compliant.

 Phase IV - Testing: As programs and hardware were fixed, replaced or upgraded, they were extensively tested before being placed into production. The Company will continue to participate in all available securities industry testing.

 Phase V - Implementation: All production-ready systems (hardware, software, and programming) were placed into production and carefully monitored.

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

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

State of Readiness
------------------

 The Company had defined "mission-critical" applications as those necessary for the Company to continue with business as usual. Beta Systems, which represents 90% of the Company's mission-critical applications, provides the Company with its official books and records, order entry and clearing capabilities related to securities transaction processing. Beta Systems has certified to the Company that they are Y2K compliant. Full testing with Beta Systems, for mission-critical applications, began in the third quarter of 1998 and was completed in the fourth quarter of 1998. Testing of non mission-critical applications began during the fourth quarter 1998 and was successfully completed in the first quarter of 1999. The Company is utilizing BETA Systems for participation in Industry Wide Testing and it is not until this testing is final that the Company will have independent verification of BETA System's compliance.

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


The Costs to Address the Company's Y2K Issues
---------------------------------------------

 The Company has allocated a budget of $1.2 million for the Y2K project. The Company has spent $800,000 on its Y2K project through the first quarter of 1999. This amount was spent on upgrades to its Novell and NT operating systems, upgrading three voice/data applications, replacing non-compliant systems and building a Y2K compliant environment. The Company expects to spend an additional $400,000 in the remaining three quarters of 1999. Most upgrades to date have been capitalized, however, independent-verification testing of its internal applications will be expensed as incurred. These costs are being funded through operating cash flow. All internal remediation has been accomplished by utilizing existing Company personnel. The Company's Y2K budget does not reflect the costs of the extensive resource allocation and management from internal sources. The Novell, NT, voice/data applications and the rollout of new desktop computer projects were all accelerated to meet the Company's Y2K project deadlines.

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

 The Company has determined that if it cannot independently confirm through extensive third party testing that Beta Systems is Y2K compliant, it will be necessary to convert to a service bureau that is compliant. While the Company believes that Beta Systems will be able to prove their compliance within an acceptable time frame, the Company has contracted with an established service bureau to convert the Company in the event that Beta Systems is determined to be non compliant. The Company will make this decision early in the third quarter 1999 to allow enough time for the conversion. The Company has established a written contingency plan for all major systems. The Company will continue to reassess the need for additional contingency planning based on progress of Y2K testing by the Company and efforts of third parties.

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

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

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

  Following is a discussion of the Company's primary market risk exposures as of March 31, 1999, including a discussion of how those exposures are currently managed.

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

  A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its inventory position. The fair market value of these securities included in the Company's inventory at March 31, 1999 was $105.8 million. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent decrease
in interest rates.   At year end, the potential change in fair value,
assuming this hypothetical decrease, was $5.2 million. The actual risks and results of such adverse effects may differ substantially.

Equity Price Risk
-----------------
  The Company is exposed to equity price risk as a consequence of making markets in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions daily.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

  Marketable equity securities included in the Company's inventory at March 31, 1999, which were recorded at a fair value of $ 5.6 million, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $ 0.6 million. The actual risks and results of such adverse effects may differ substantially. The Company's investment portfolio, excluding its investment in MTI, at March 31, 1999 had a fair market value of $3.2 million. (See Note 3). This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.3 million. Actual results may differ.

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

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)


                         Part II-Other Information
                         -------------------------

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits
          --------
          (11) Statement Re:  Computation of Per Share Earnings.
          (27) Selected Financial Data Schedule BD

     (b)  Reports on Form 8-K
          -------------------
          No Form 8K Was Filed During the Quarter Ended March 31, 1999.

                                SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             First Albany Companies Inc.
                          --------------------------------
                                    (Registrant)

                             /s/ ALAN P. GOLDBERG
Date:  May 11, 1999          -----------------------------
                             Alan P. Goldberg
                             President/Director


                             /s/ TIMOTHY R. WELLES
Date:  May 10, 1999          -----------------------------
                             Timothy R. Welles
                             Chief Financial Officer
                            (Principal Accounting Officer)