Form 10-Q
period 1999-06-30
FIRST ALBANY COMPANIES INC
filed 1999-08-13
CIK 782842

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1999


                      Commission file number 0-14140


                         First Albany Companies Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New York                            22-2655804
     -------------------------------          -----------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

            30 South Pearl St., Albany, NY          12207
     ----------------------------------------     ----------
     (Address of principal executive offices)     (Zip Code)

            (518) 447-8500
     ---------------------------------------------------
     (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes      X       (1) No
                                             ----------         --------
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  7,057,468 Shares of Common Stock were outstanding as of the close of
----------------------------------------------------------------------
business on August 4, 1999.
---------------------------


               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                                      PAGE

 Part I - Financial Information

    Item 1. Financial Statements

        Condensed Consolidated Statements of Financial
             Condition at June 30, 1999 and December 31, 1998.......... 3

        Condensed Consolidated Statements of Operations
             for the Three Months and Six Months Ended
             June 30, 1999 and June 26, 1998........................... 4

        Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1999 and June 26, 1998.......... 5

        Notes to Condensed Consolidated Financial Statements........... 6-13


    Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations.................. 14-25


 Part II - Other Information

    Item 1. Legal Proceedings.......................................... 26

    Item 4. Submission of matters to a vote of security holders........ 26

    Item 6. Exhibits and Reports on Form 8-K........................... 27-29


                        FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   June 30,
                                                     1999         December 31,
(In thousands of dollars)                         (Unaudited)         1998
----------------------------------------------------------------------------
Assets
 Cash                                                $7,161          $1,424
 Securities purchased under agreement to resell      13,457           1,631
 Securities borrowed                                755,747         470,693
 Receivables from:
   Brokers, dealers and clearing agencies             4,651           6,434
   Customers                                        227,482         194,401
   Others                                            52,231          12,228
 Securities owned                                   195,926         118,370
 Investments                                          8,251          10,719
 Office equipment and leasehold improvements, net    11,347          11,390
 Other assets                                        18,472          15,608
----------------------------------------------------------------------------
Total assets                                     $1,294,725        $842,898
============================================================================
Liabilities and Stockholders' Equity

Liabilities
 Short-term bank loans                             $185,314        $104,679
 Securities loaned                                  910,850         565,571
 Payables to:
   Brokers, dealers and clearing agencies             5,417           4,862
   Customers                                         53,385          48,467
   Others                                            12,099          17,742
 Securities sold but not yet purchased               34,138           2,814
 Accounts payable                                     2,205           4,970
 Accrued compensation                                13,110          23,584
 Accrued expenses                                     8,298           5,863
 Notes payable                                        6,367           4,750
 Obligations under capitalized leases                 4,841           3,688
----------------------------------------------------------------------------
Total liabilities                                 1,236,024         786,990
----------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                                     7,500           7,500
----------------------------------------------------------------------------
Stockholders' Equity
 Common stock                                            73              66
 Additional paid-in-capital                          48,468          40,354
 Retained earnings                                    2,663           8,001
 Less treasury stock at cost                             (3)            (13)
----------------------------------------------------------------------------
Total stockholders' equity                           51,201          48,408
----------------------------------------------------------------------------
Total liabilities and stockholders' equity       $1,294,725        $842,898
============================================================================

      See notes to the condensed consolidated financial statements.


                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                    Three Months Ended       Six Months Ended
(In thousands of dollars except     June 30,  June 26,     June 30,    June 26,
 for per share and outstanding        1999      1998         1999        1998
 share amounts)
------------------------------------------------------------------------------
Revenues
 Commissions                         $18,233   $14,661      $36,889    $29,368
 Principal transactions               17,349    16,104       34,427     37,099
 Investment banking                    7,325     9,079       14,531     15,203
 Investment (losses) gains              (871)      352       (4,427)     1,402
 Interest                             14,730    11,969       26,471     23,182
 Fees and other                        4,574     3,292        8,507      6,301
------------------------------------------------------------------------------
Total revenues                        61,340    55,457      116,398    112,555
 Interest expense                     12,339     9,871       21,674     18,976
------------------------------------------------------------------------------
Net revenues                          49,001    45,586       94,724     93,579
------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits            34,715    31,726       69,029     66,230
 Clearing, settlement and
   brokerage costs                     1,199     1,034        2,494      1,902
 Communications and data processing    3,411     3,482        7,071      6,706
 Occupancy and depreciation            3,360     3,312        6,550      6,537
 Selling                               2,404     1,928        4,511      3,755
 Other                                 2,554     2,216        5,036      4,295
------------------------------------------------------------------------------
Total expenses (excluding interest)   47,643    43,698       94,691     89,425
------------------------------------------------------------------------------
Income before income taxes             1,358     1,888           33      4,154
------------------------------------------------------------------------------
 Income tax expense                      541       801           13      1,660
------------------------------------------------------------------------------
Net income                             $ 817    $1,087        $  20     $2,494
==============================================================================

Net income per Common Share:
 Basic                                 $0.12     $0.16        $0.00      $0.37
 Dilutive                              $0.10     $0.14        $0.00      $0.33
------------------------------------------------------------------------------
Weighted average common
and common equivalent
shares outstanding:
 Basic                             6,937,258 6,829,172    6,931,233  6,819,376
 Dilutive                          7,863,142 7,593,119    7,707,636  7,567,379
==============================================================================
Dividend per common share
outstanding                            $0.05     $0.05        $0.10      $0.10
==============================================================================

      See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Six Months Ended
                                                June 30,           June 26,
(In thousands of dollars)                         1999               1998
-----------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                    $   20              $2,494
Adjustments to reconcile net income to
net cash used in operating activities:
  Depreciation and amortization                  2,231               2,236
  Deferred compensation                            969
  Deferred income taxes                         (2,543)               (134)
  Undistributed loss of affiliate                1,416                 490
  Unrealized investment (gain) loss              3,011              (1,837)
  Realized (gain) loss on sale of investments                          (54)
  Loss on sales of fixed assets                    126
  Services provided in exchange for common stock   347                 147
(Increase) decrease in operating assets:
  Securities purchased under agreement
   to resell                                   (11,826)              4,495
  Net receivables from customers               (28,163)            (39,187)
  Net receivables from others                  (41,211)
  Securities owned, net                        (46,232)            (57,547)
  Other assets                                    (321)              3,579
Increase (decrease) in operating liabilities:
  Securities loaned, net                        60,225              15,913
  Net payables to brokers, dealers, and
   clearing agencies                             2,338               3,067
  Net payables to others                                            (9,668)
  Accounts payable and accrued expenses        (10,804)               (322)
-----------------------------------------------------------------------------
Net cash used in operating activities          (70,417)            (76,328)
-----------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of furniture, equipment,
   and leaseholds                                 (425)                (89)
  Proceeds from sale of investments                                     66
-----------------------------------------------------------------------------
Net cash used in investing activities             (425)                (23)
-----------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds of short-term bank loans             80,635              80,050
  Proceeds of notes payable                      4,400
  Payments on notes payable                     (2,783)             (1,313)
  Payments of obligations under
   capitalized leases                             (689)               (447)
  Securities sold under agreement to repurchase                       (891)
  Proceeds from issuance of common stock
   from treasury                                                       544
  Proceeds from issuance of common stock           111
  Net decrease from borrowing under
   line-of-credit agreements                    (4,435)               (238)
  Dividends paid                                  (660)               (588)
-----------------------------------------------------------------------------
Net cash provided by financing activities       76,579              77,117
-----------------------------------------------------------------------------
Increase in cash                                 5,737                 766
Cash at beginning of the year                    1,424                 951
-----------------------------------------------------------------------------
Cash at end of period                          $ 7,161             $ 1,717
=============================================================================

In 1999, the Company entered into capital leases for office and computer equipment totaling approximately $1,842,000.

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

 In 1999, the Company changed its quarter end from a last Friday of the quarter to a calendar quarter end. This change was made to be consistent with the year end, which is on a calendar basis. This change in the period ended June 30, 1999 had no material effect on the condensed consolidated Statement of Income.


2.   Earnings Per Common Share

 Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were:

                                      Three Months Ended     Six Months Ended
(In thousands of dollars,            June 30,    June 26,   June 30,   June 26,
 except per share amounts)             1999        1998       1999       1998
------------------------------------------------------------------------------
Net income                           $  817      $ 1,087    $   20     $ 2,494
------------------------------------------------------------------------------
Weighted average shares
  for basic earnings per share        6,937        6,829     6,931       6,819
Effect of dilutive common
  equivalent shares (stock options
  and stock issuable under employee
  benefit plans)                        926          764       777         748
------------------------------------------------------------------------------
Weighted average shares and
  dilutive common equivalent shares
  for dilutive earnings per share     7,863        7,593     7,708       7,567
==============================================================================
Basic earnings per share            $  0.12       $ 0.16    $ 0.00      $ 0.37
Dilutive earnings per share         $  0.10       $ 0.14    $ 0.00      $ 0.33


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

3.   Investments

 At June 30, 1999 the Company owned approximately 3,666,000 common shares
(34% of the shares outstanding) of Mechanical Technology Incorporated
(MTI). Shares of MTI are traded on the NASDAQ National Market System under the symbol MKTY. The Company's investment in MTI is recorded under the equity method and approximated $5.0 million, which included goodwill of approximately $0.6 million which is being amortized over 10 years. The Company's equity in MTI's net loss for the three months ended March 26, 1999, recorded on a one-quarter delay basis, was $0.9 million.

 MTI distributed to holders of record of shares of its common stock as of the close of business on June 4, 1999 (the "Record Date"), non transferrable subscription rights to purchase additional shares of common stock at an exercise price of $16.00 per share (the "Rights Offering"). One right was granted for each sixteen shares of common stock held on the Record Date. The rights expired July 9, 1999. First Albany Companies Inc., exercised rights for a total of 251,004 shares of MTI common stock during the month of July 1999.

 On April 23, 1999, Mechanical Technology Inc. announced a 3 for 2 stock split in the form of a stock dividend payable May 17, 1999 to shareholders of record on April 30, 1999.

 The following presents unaudited summarized financial information of MTI at March 26, 1999 and for the three months then ended March 26, 1999:


          (in thousands of dollars)
          ----------------------------------------
          Assets                           $23,449
          Liabilities                       10,435
          ----------------------------------------
          Shareholder's equity             $13,014
          ========================================
          ========================================
          Revenues                         $ 3,293
          ----------------------------------------
          Operating loss                     (500)
          Equity in Joint Venture losses   (2,094)
          Other Income                          34
          ----------------------------------------
          Loss from continuing operations,
            net of taxes                    (2,560)
          Net loss                         $(2,560)
          ========================================

 At June 30, 1999 the aggregate market value of the Company's shares of MTI stock was $99.0 million. Under the equity method, the market value of MTI's stock is not included in the Company's financial results. Equity in joint venture losses for the three months ended March 26, 1999 are attributed to MTI's investments in Plug Power, L.L.C. The Company's equity in MTI's net loss, recorded on a one-quarter delay basis, was $1.4 million for the three months ended June 30, 1999, which will be recorded by the Company in the quarter ending September 30, 1999.

 In February 1999, Plug Power, L.L.C. (a joint venture between MTI and
Edison Development Corp.) issued membership interests to new investors with a recorded value of $13.75 million. As a result, MTI recorded its proportionate share of this increase in Plug Power's equity as investment in joint venture and additional paid-in-capital.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                (Continued)

  Accordingly, the Company recorded its proportionate share ($2.0 million) of this increase in MTI's equity as an increase in investments and additional paid-in-capital.

  At June 30, 1999, the Company owned 209,500 shares of META Group, Inc. The fair market value of this investment was $3.2 million. During the six month ended June 30, 1999, the Company has recorded unrealized losses of $3.0 million with respect to this investment.


4.   Receivables from Others

  Amounts receivable from others as of:

                                               June 30,        December 31,
(In thousands of dollars)                        1999             1998
----------------------------------------------------------------------------
  Adjustment to record securities owned on
    a trade date basis, net                     $38,913          $ 3,773
  Others                                         13,318            8,455
----------------------------------------------------------------------------
  Total                                         $52,231          $12,228
============================================================================

  Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.


  5. Payables to Others

 Amounts payable to others as of:

                                                June 30,        December 31,
(In thousands of dollars)                         1999             1998
----------------------------------------------------------------------------
  Borrowing under line-of-credit agreements      $10,300         $14,735
  Others                                           1,799           3,007
----------------------------------------------------------------------------
  Total                                          $12,099         $17,742
============================================================================

  Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

6.   Notes Payable

  Notes payable consists of a note for $2,187,500 which is collateralized by assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day London InterBank Offered Rate ("LIBOR") (5.236% plus 2% on June 30, 1999). This note matures on March 27, 2001.

  Notes payable also consists of a note dated March 31, 1999 for $4,180,000 payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London Interbank Offered Rate ("LIBOR"). A portion of the proceeds from this note were used to pay off a previous note for $1,489,583. This note matures on April 1, 2004.

  One of the more significant covenants of both notes requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c 3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of June 30, 1999 was $4.7 million. The amount of net capital as of June 30, 1999 was $17.2 million.


7.   Obligations under Capitalized Leases

  The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 1999:

               (In thousands of dollars)
               ------------------------------------------------
               1999                                      $1,023
               2000                                       2,009
               2001                                       1,661
               2002                                         620
               2003                                          62
               2004                                          14
               ------------------------------------------------
               Total Minimum Lease Payments               5,389
               Less: Amount Representing Interest           548
               ------------------------------------------------
               Present Value of Minimum Lease Payments   $4,841
               ================================================


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

                       FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

  Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required net capital. The amount of required net capital as of June 30, 1999 was $4.7 million. The amount of net capital as of June 30, 1999 was $17.2 million.

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


10.  Stockholders' Equity

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

  In July 1999, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended June 30, 1999, payable on August 24, 1999, to shareholders of record on August 10, 1999.


11.  Net Capital Requirements

  The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital as calculated and defined by the Rule. As of June 30, 1999, the broker-dealer subsidiary had aggregate net capital, as defined, of $17.2 million - exceeding the required net capital by $12.5 million.

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

  The contractual or notional amounts reflected in these financial instruments reflect the volume and activity and do not reflect the amounts at risk. The amounts at risk are generally limited to the unrealized market valuation gains or losses on the instruments and will vary based on changes in market value. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Open equity in the futures contracts are recorded as receivables from clearing organizations. The settlement of these transactions is not expected to have a material adverse effect on the financial condition of the Company.


13.  Segment Analysis

  The Company's reportable operating segments are: Private Client Group, Institutional Sales and Trading ("Institutional"), and Other. The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies." The Private Client Group provides
securities brokerage services to individual investors.   Revenues are generated
through customer purchase and sale of various securities: equity, taxable and non-taxable fixed income, mutual funds and various other investment products and services. The Institutional segment generates revenues from securities transactions (equities and fixed-income securities) with institutional clients along with investment banking activities, which includes managing, co-managing and participating in tax-exempt and corporate securities underwritings. This segment also includes trading activity in which the Company buys and maintains inventories of fixed-income products and equities securities (as a "market maker") for sale to other dealers and to institutional and individual clients. The Other segment revenues are derived from a variety of sources which include investment income, net interest revenues relating to securities lending transactions and revenues from correspondent services.

  The Company's Other segment also includes revenue relating to the Company's investment in Mechanical Technology Incorporated (MTI) which is recorded under the equity method (see Note 3 - "Investments"). Pre-tax net (loss) income relating to MTI was $(871,000) and $89,000 for the quarters ended June 1999 and 1998, respectively and $(1,415,000) and $(490,000) for the six months ended June 1999 and 1998, respectively. The Company records its other investments at fair market value, which is also included in the Other segment.

  Intersegment revenues and expenses are eliminated between segments. Interest revenues and interest expenses are reviewed primarily on a net basis (Net Interest Revenues) and are shown as such. The Company evaluates the performance of its segments and allocates resources to them based upon long-term operating margin opportunities which are consistent with the growth strategy of the Company. Included in the Other segment are operations, administrative functions and other support costs along with an accrual for general discretionary variable compensation which are not allocated to the various segments. Asset information by reportable segments is not reported since the Company does not produce such information internally for the reportable segments. All assets are located in the United States.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

                                      Three Months Ended    Six Months Ended
(In thousands of dollars)             June 30,   June 26,  June 30,  June 26,
                                        1999       1998      1999      1998
-----------------------------------------------------------------------------
Revenues (excluding interest):

 Private Client Group                 $23,762     $21,855   $47,125   $42,685
 Institutional                         22,719      20,249    44,701    43,119
 Other                                    129       1,384    (1,899)    3,569
-----------------------------------------------------------------------------
Total                                 $46,610     $43,488   $89,927   $89,373
=============================================================================

Net Interest Revenues:

 Private Client Group                 $ 1,047     $   947   $ 1,977   $ 1,710
 Institutional                           (216)       (383)     (335)     (753)
 Other                                  1,560       1,534     3,155     3,249
-----------------------------------------------------------------------------
Total                                 $ 2,391     $ 2,098   $ 4,797   $ 4,206
=============================================================================

Net Revenues:

 Private Client Group                 $24,809     $22,802   $49,102   $44,395
 Institutional                         22,503      19,866    44,366    42,366
 Other                                  1,689       2,918     1,256     6,818
-----------------------------------------------------------------------------
Total                                 $49,001     $45,586   $94,724   $93,579
=============================================================================

Pre-Tax Income:

 Private Client Group                 $ 5,803     $ 4,489   $10,854   $ 8,058
 Institutional                            742         461     1,599     1,477
 Other                                 (5,187)     (3,062)  (12,420)   (5,381)
-----------------------------------------------------------------------------
Total                                 $ 1,358     $ 1,888   $    33   $ 4,154
=============================================================================


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)


14.   New Accounting Standards

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date. SFAS 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in its 2001 fiscal year, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                                         1999 vs.
                                    Three Months Ended    1998     Percentage
                                    June 30,   June 26,  Increase   Increase
(In thousands of dollars)             1999       1998   (Decrease) (Decrease)
-----------------------------------------------------------------------------
Revenues
  Commissions                       $18,233     $14,661   $ 3,572      24%
  Principal transactions             17,349      16,104     1,245       8%
  Investment banking                  7,325       9,079    (1,754)    (19%)
  Investment (loss) gain               (871)        352    (1,223)    (347%)
  Interest income                    14,730      11,969     2,761       23%
  Fees and others                     4,574       3,292     1,282       39%
-----------------------------------------------------------------------------
Total revenues                       61,340      55,457     5,883       11%
  Interest expense                   12,339       9,871     2,468       25%
-----------------------------------------------------------------------------
Net revenues                         49,001      45,586     3,415        7%
-----------------------------------------------------------------------------
Expenses (excluding interest)
  Compensation and benefits          34,715      31,726     2,989        9%
  Clearing, settlement and
    brokerage costs                   1,199       1,034       165       16%
  Communications and
    data processing                   3,411       3,482       (71)      (2%)
  Occupancy and depreciation          3,360       3,312        48        1%
  Selling                             2,404       1,928       476       25%
  Other                               2,554       2,216       338       15%
-----------------------------------------------------------------------------
Total expenses (excluding interest)  47,643      43,698     3,945        9%
-----------------------------------------------------------------------------
Income before income taxes            1,358       1,888      (530)     (28%)
-----------------------------------------------------------------------------
  Income tax expense                    541         801      (260)     (32%)
-----------------------------------------------------------------------------
Net Income                          $   817     $ 1,087   $  (270)     (25%)
=============================================================================

Net interest income
  Interest income                   $14,730     $11,969   $ 2,761       23%
  Interest expense                   12,339       9,871     2,468       25%
-----------------------------------------------------------------------------
Net Interest Income                 $ 2,391     $ 2,098   $   293       14%
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

Results of Operations
---------------------

Three Month Periods Ended June 30, 1999 and June 26, 1998
---------------------------------------------------------

Net Income
----------
  Net income for the quarter ended June 30, 1999 was $0.8 million or $0.12 basic earnings per share ($0.10 dilutive earnings per share), compared to $1.1 million or $0.16 basic earnings per share ($0.14 dilutive earnings per share) in the comparable 1998 period. First Albany Corporation, the brokerage operations, had pre-tax profit of $2.5 million on recorded net revenues of $49.6 million for the quarter ending June 30, 1999, compared to pre-tax profit of $1.7 million on net revenues of $45 million for the same period in 1998. The earnings at First Albany Corporation were offset by a pre-tax loss at the holding company of $1.1 million, resulting primarily from a decline in the carrying value of First Albany Companies Inc.'s investment portfolio, which compares to a pre-tax profit of $175 thousand for the same period of 1998.

Commissions
-----------
  Commission revenues for this year's second quarter increased $3.6 million or 24% compared to the comparable 1998 period, reflecting active trading in all major markets. Revenues from listed and over-the-counter commissions increased $3.5 million, while revenues from mutual funds and options increased $0.1 million.

Principal Transactions
----------------------
 Principal transactions for this year's second quarter increased $1.2 million or 8% compared to the comparable 1998 period. This amount was comprised of an increase in corporate fixed income of $2.8 million, a decrease in equity securities of $1.1 million and a decrease in municipal bonds of $0.5 million.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

Investment Banking
------------------
  Investment banking revenues for this year's second quarter decreased $1.8 million or 19% compared to the comparable 1998 period. Revenues from corporate underwriting decreased $1.3 million while municipal underwriting revenues decreased $0.5 million.

Investment gains/(losses)
-------------------------
  Investment gains (losses) for this year's second quarter decreased $1.2 million compared to the comparable 1998 period. The decrease was due primarily to a decline in the book value of the investment portfolio held at First Albany Companies Inc, the holding company.

Fees and Others
---------------
  Fees and other revenues for this year's second quarter increased $1.3 million or 39% compared to the same period of 1998, primarily reflecting increased revenues from the firm's focus to increase fee-based revenues.

Compensation and Benefits
-------------------------
  Compensation and benefits for this year's second quarter increased $3.0 million or 9% compared to the same period of 1998, due primarily to an increase in net revenues at First Albany Corporation.

Selling
-------
  Selling expenses for this year's second quarter increased $0.5 million or 25%, mainly reflecting greater promotional-related activity in the firm's private client and institutional divisions.


                        FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1999 VS. 1998

                                                           1999 vs.
                                    Six Months Ended       1998     Percentage
                                   June 30,    June 26,   Increase   Increase
(In thousands of dollars)            1999        1998    (Decrease) (Decrease)
------------------------------------------------------------------------------
Revenues
  Commissions                     $ 36,889     $ 29,368   $  7,521      26%
  Principal transactions            34,427       37,099     (2,672)     (7%)
  Investment banking                14,531       15,203       (672)     (4%)
  Investment (loss) gain            (4,427)       1,402     (5,829)   (416%)
  Interest income                   26,471       23,182      3,289      14%
  Fees and others                    8,507        6,301      2,206      35%
-------------------------------------------------------------------------------
Total revenues                     116,398      112,555      3,843       3%
  Interest expense                  21,674       18,976      2,698      14%
------------------------------------------------------------------------------
Net revenues                        94,724       93,579      1,145       1%
------------------------------------------------------------------------------
Expenses (excluding interest)
  Compensation and benefits        69,029        66,230      2,799       4%
  Clearing, settlement and
    brokerage cost                  2,494         1,902        592      31%
  Communications and
    data processing                 7,071         6,706        365       5%
  Occupancy and depreciation        6,550         6,537         13       0%
  Selling                           4,511         3,755        756      20%
  Other                             5,036         4,295        741      17%
------------------------------------------------------------------------------
Total expenses
  (excluding interest)             94,691        89,425      5,266       6%
------------------------------------------------------------------------------
Income before income taxes             33         4,154     (4,121)    (99%)
------------------------------------------------------------------------------
  Income tax expense                   13         1,660     (1,647)    (99%)
------------------------------------------------------------------------------
Net income                       $     20      $  2,494   $ (2,474)    (99%)
==============================================================================

Net interest income
  Interest income                $ 26,471      $ 23,182   $  3,289      14%
  Interest expense                 21,674        18,976      2,698      14%
------------------------------------------------------------------------------
Net interest income              $  4,797      $  4,206   $    591      14%
==============================================================================


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Six Months Periods Ended June 30, 1999 and June 26, 1998
--------------------------------------------------------

Net Income
----------
  Net income for the six months ended June 30, 1999, was $0.02 million or $0.00 basic earnings per share ($0.00 dilutive earnings per share), compared to $2.5 million or $0.37 basic earnings per share ($0.33 dilutive earnings per share) in the comparable 1998 period.

Commissions
-----------
  Commission revenues increased $7.5 million or 26% in this year's six-month period reflecting active trading in all major markets. Revenues from listed and over-the-counter agency commissions increased $7.5 million while revenues from mutual funds and options remained stable.

Principal Transactions
----------------------
  Principal transactions decreased $2.7 million or 7% in this year's first six-months. This was comprised of a decrease in corporate fixed income of $1.4 million, a decrease in equity securities of $0.8 million, while municipal bonds remained stable.

Investment Banking
------------------
  Investment banking revenues decreased $0.7 million or 4% in this year's first six-months. Revenues from municipal underwriting decreased $1.0 million and corporate underwriting revenues increased $0.3 million.

Investment gains/(losses)
-------------------------
  Investment gains (losses) decreased $5.8 million in this year's first six months. The decrease was due primarily to a decline in the book value of the investment portfolio held at First Albany Companies Inc, the holding company.

Fees and Others
---------------
  Fees and other revenues increased $2.2 million or 35% in this year's first six months resulting from the firm's focus to increase fee-based revenues.

Compensation and Benefits
-------------------------
  Compensation and benefits increased $2.8 million or 4%, which is attributable to higher revenues at First Albany Corporation.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Clearance, Settlement and Brokerage Costs
-----------------------------------------
  Clearance, settlement and brokerage costs for this year's first six months increased $0.6 million or 31% compared to the same period of 1998, due primarily to increases in listed agency transactions.

Selling
-------
  Selling expenses for this year's first six months increased $0.8 million or 20% mainly reflecting greater promotional-related activity.

Other
-----
  Other expenses for this year's second quarter increased $ 0.7 million or 17% due mainly to an increase in consulting costs.

Income Taxes
------------
  Income taxes decreased $1.6 million due to a decrease in pre-tax earnings.

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

  At June 30, 1999, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

  First Albany Companies Inc. entered into a line of credit facility with a commercial bank, as of July 6, 1999, which allows for borrowings for general corporate purposes of up to $15 million. The facility is secured by a portion of First Albany Companies Inc.'s investment in Mechanical Technology Inc. Additionally, on July 30, 1999, First Albany Companies Inc. obtained regulatory approval to issue a subordinated note to First Albany Corporation in the amount of $7.5 million, which was funded by this new facility. The purpose of the subordinated note was to increase the net capital of First Albany Corporation.

  Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit--totaling $275,000,000 of which approximately $89,686,000 were unused as of June 30, 1999--will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

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

  In July 1999, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended June 30, 1999, payable on August 24, 1999, to shareholders of record on August 10, 1999.

  The Company believes that funds provided by operations will also provide sufficient resources for the acquisition of office equipment and leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.


Year 2000
---------
  The Year 2000 Issue (Y2K) concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g., "98" for "1998"). Software so developed and not corrected could produce inaccurate or unpredictable results commencing January 1, 2000, when current and future dates present a lower two-digit year number than dates in the prior century. The Company, similar to most securities institutions, is significantly subject to the potential impact of the Y2K due to the nature of the industry. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside the Company's ownership, yet with which the Company interfaces either electronically or operationally. Securities industry regulators have intensively focused upon Y2K exposures issuing guidance concerning the responsibilities of senior management and directors. Y2K testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory examinations of securities firms.

  In August 1998, the Company filed form BD-Y2K, a mandatory filing with the Securities & Exchange Commission, New York Stock Exchange and National Association of Securities Dealers describing its Y2K compliance efforts and its Y2K readiness status. The Company filed the second of these mandatory filings in April 1999.

  The SEC has highly prioritized Y2K compliance in order to avoid major disruptions to the operations of securities institutions. Institutions failing to file these mandatory disclosures may be and in some cases already have been subject to formal enforcement action, supervisory agreements, cease and desist orders or civil money penalties.

The Project
-----------
  The Company has initiated a comprehensive project to prepare its internally and externally dependent computer and peripheral systems for the year 2000, and has completed changes to critical systems. The Company has taken part in numerous testing opportunities with other security industry parties, including testing with Exchanges and Utilities. The Company completed extensive Industry Wide Testing during the first and second quarters of 1999.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)


  These tests were successfully completed by the Company with no Year 2000 errors. In addition, the Company has taken part in other industry testing including Market Data Testing and Securities Lending Testing.

  The Company's Year 2000 plan is multiphase, as follows:

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

  The Company is currently participating in all available external testing with its service providers. In addition to our own testing, securities industry service providers, such as the New York Stock Exchange, the Depository Trust Company and the National Securities Clearance Corporation (NSCC), are conducting tests of the critical clearance and execution systems that drive the industry as a whole. This is being done with the oversight of the Securities and Exchange Commission.

State of Readiness
------------------
  The Company had defined "mission-critical" applications as those necessary for the Company to continue with business as usual. Beta Systems, which represents 90% of the Company's mission-critical applications, provides the Company with its official books and records, order entry and clearing capabilities related to securities transaction processing. Beta Systems has certified to the Company that they are Y2K compliant. Full testing with Beta Systems, for mission-critical applications, began in the third quarter of 1998 and was completed in the fourth quarter of 1998. The Company also utilized BETA Systems for participation in Industry Wide Testing. Testing of non mission-critical applications began during the fourth quarter 1998 and was successfully completed in the first quarter of 1999.

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

The Costs to Address the Company's Y2K Issues
---------------------------------------------
  The Company has allocated a budget of $1.2 million for the Y2K project. The Company has spent $1.1 million on its Y2K project through the second quarter of 1999. This amount was spent on upgrades to its Novell and NT operating systems, upgrading three voice/data applications, replacing non-compliant systems and building a Y2K compliant environment. The Company expects to spend an additional $74,000 in the remaining two quarters of 1999. Most upgrades to date have been capitalized, however, independent-verification testing of its internal applications will be expensed as incurred. These costs are being funded through operating cash flow. All internal remediation has been accomplished by utilizing existing Company personnel. The Company's Y2K budget does not reflect the costs of the extensive resource allocation and management from internal sources. The Novell, NT, voice/data applications and the rollout of new desktop computer projects were all accelerated to meet the Company's Y2K project deadlines.

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

National Exchanges (NYSE, AMEX, NASDAQ, CBOT, etc.)
DTC Trading systems
NSCC

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


New Accounting Standards
------------------------
  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date. SFAS 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt
SFAS 133 in its 2001 fiscal year, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

MARKET RISK
-----------
  Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates, bond prices and equity prices, changes in the implied volatility of interest rate and equity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments.


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)


  The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading.

  The Company trades municipal bonds and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities, and corporate obligations. The Company is also an active market-maker in over-the-counter equity markets and trades certain listed equities as well. In connection with these activities, the Company may be required to maintain inventories in order to ensure availability and to facilitate customer transactions. In connection with some of these activities, the Company attempts to mitigate its exposure to such market risk by entering into hedging transactions, which may include highly liquid future contracts, options and U.S. Government securities.

  Following is a discussion of the Company's primary market risk exposures as of June 30, 1999, including a discussion of how those exposures are currently managed.

Interest Rate and Bond Price Risk
---------------------------------
  Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. In connection with trading activities, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve. The Company's fixed income activities also expose it to the risk of loss related to changes in credit spreads. The Company attempts to hedge its exposure to interest rate risk primarily through the use of U.S. government securities, highly liquid futures and options designed to reduce the Company's risk profile.

  A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its inventory position. The fair market value of these securities included in the Company's inventory at June 30, 1999 was $158.8 million. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent decrease in interest rates. At June 30, 1999, the potential change in fair value, assuming this hypothetical decrease, was $5.6 million. The actual risks and results of such adverse effects may differ substantially.

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

  Marketable equity securities included in the Company's inventory at June
30, 1999, which were recorded at a fair value of $3.0 million, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.3 million. The actual risks and results of such adverse effects may differ substantially. The Company's investment portfolio, excluding its investment in MTI, at June 30, 1999 had a fair market value of $3.2 million. (See Note 3). This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.3 million. Actual results may differ.

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

Item 4. Submission of matters to a vote of security holders.
------------------------------------------------------------
     A.  Annual meeting was held on May 18, 1999

     B. Elected as Directors: (There were no broker non-votes with respect to the election of Directors).

                                   Votes For            Withheld Authority
                                   ---------            ------------------
         George C. McNamee         6,282,983                 56,103
         Peter Barton              6,282,983                 56,103
         Walter M. Fiederowicz     6,282,983                 56,103

     C.  Other matters voted on at Annual Meeting

               1. To consider and act upon a proposal to approve the adoption of the First Albany Companies Inc. 1999 Long-Term Incentive Plan.

                            For:               3,613,171
                            Against:             189,647
                            Abstain:               5,287
                            Broker Non-Votes:  2,530,985

               2. To ratify the selection of PricewaterhouseCoopers L.L.P as independent auditors of the Company for the fiscal year ending December 31, 1999.

                             For:              6,315,439
                             Against:             22,834
                             Abstain:                813
                             Broker Non-Votes:         0


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
  (a)  Exhibits

       Item No.  Item
       --------  ----
       (10.7a) First Albany Companies Inc. Stock Incentive Option Plan, as amended effective May 20, 1999 (filed as Registration Statement 333-78877) dated May 20, 1999.

       (10.10e) First Albany Companies Inc. Stock Bonus Plan, as amended, effective April 5, 1999 (filed as Registration Statement 333-75705) dated April 5, 1999.

       (10.15a) Amendments to lease between First Albany Companies Inc. and WFP 53 State Street Co. Limited Partnership (f/k/a Olympia and York L.P.) for office space at 53 State Street, Boston, Massachusetts (filed herewith).

       (10.18) Modification of sublease agreement between First Albany Companies Inc. and KeyCorp for office facilities at 30 South Pearl Street, Albany, New York, dated June 30, 1999 (filed herewith).

       (10.24a) First Albany Companies Inc. Investment Executive Deferred Compensation Plan, as amended effective April 1, 1999 (filed as Registration Statement 333-78861) dated May 20, 1999.

       (10.25) First Albany Companies Inc. 1999 Long-Term Incentive Plan, effective March 26, 1999 (filed as Appendix A to Proxy Statement on Schedule 14A) dated May 20, 1999.

       (11) Statement Re: Computation of Per Share Earnings (filed herewith)

       (27)      Selected Financial Data Schedule BD (filed herewith)

  (b)   Reports on Form 8-K

            No Form 8K was filed during the quarter ended June 30, 1999.
                                                          -------------

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


                                       First Albany Companies Inc.
                                       ---------------------------
                                              (Registrant)


Date:  August 5, 1999                  /s/ ALAN P. GOLDBERG
                                       --------------------
                                       Alan P. Goldberg
                                       President/Co-Chief Executive Officer

Date:  August 5, 1999                  /s/ TIMOTHY R. WELLES
                                       ---------------------
                                       Timothy R. Welles
                                       Chief Financial Officer
                                       (Principal Accounting Officer)
