Form 10-Q
period 1999-09-30
FIRST ALBANY COMPANIES INC
filed 1999-11-12
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 1999
                   ------------------------------------

                      Commission file number 0-14140


                       First Albany Companies Inc.
                  --------------------------------------
         (Exact name of registrant as specified in its charter)

            New York                              22-2655804
     -------------------------------        ---------------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

         30 South Pearl St., Albany, NY             12207
     ------------------------------------         ----------
     (Address of principal executive offices)     (Zip Code)

            (518) 447-8500
    -----------------------------------------------------
     (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X       (1) No
                                            ------           ------
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  7,080,275 Shares of Common Stock were outstanding as of the close of
----------------------------------------------------------------------
business on November 3, 1999.
-----------------------------

               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                               PAGE

        Part I - Financial Information

            Item 1. Financial Statements

               Condensed Consolidated Statements of Financial
                   Condition at September 30, 1999 and
                   December 31,1998......................         3

               Condensed Consolidated Statements of Operations
                   for the Three Months and Nine Months Ended
                   September 30, 1999 and September 25, 1998..... 4

               Condensed Consolidated Statements of Cash Flows
                   for the Nine Months Ended
                   September 30, 1999 and September 25, 1998.....5-6

               Notes to Condensed Consolidated Financial

                   Statements.................................. 7-14

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations................................ 15-26


        Part II - Other Information

            Item 1. Legal Proceedings..........................  27


            Item 6. Exhibits and Reports on Form 8-K........   27-29


                        FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     September 30,
                                        1999                December 31,
(In thousands of dollars)            (Unaudited)               1998
-------------------------------------------------------------------------------
Assets

 Cash                                  $1,675                 $1,424
 Securities purchased under
  agreement to resell                  38,160                  1,631
 Securities borrowed                  782,564                470,693
 Receivables from:
   Brokers, dealers and clearing
     agencies                           9,601                  6,434
   Customers                          243,091                194,401
   Others                              14,241                 12,228
Securities owned                      189,168                118,370
Investments                            14,256                 10,719
Office equipment and leasehold
 improvements,net                      10,833                 11,390
Other assets                           21,196                 15,608
-----------------------------------------------------------------------------
Total assets                       $1,324,785               $842,898
=============================================================================
Liabilities and Stockholders' Equity

Liabilities
 Short-term bank loans               $150,089               $104,679
 Securities sold under agreement
  to repurchase                         2,471
 Securities loaned                    917,320                565,571
 Payables to:
  Brokers, dealers and clearing
   agencies                            17,355                  4,862
  Customers                            63,214                 48,467
  Others                               18,351                 17,742
 Securities sold but not yet
  purchased                            56,843                  2,814
 Accounts payable                       2,428                  4,970
 Accrued compensation                  18,787                 23,584
 Accrued expenses                       8,399                  5,863
 Notes payable                          6,012                  4,750
 Obligations under capitalized leases   4,788                  3,688
------------------------------------------------------------------------------
Total liabilities                   1,266,057                786,990
==============================================================================
Commitments and Contingencies
Subordinated debt                       7,500                  7,500
------------------------------------------------------------------------------
Stockholders' Equity
 Common stock                              73                     66
 Additional paid-in-capital            49,278                 40,354
 Retained earnings                      1,880                  8,001
 Less treasury stock at cost               (3)                   (13)
-------------------------------------------------------------------------------
Total stockholders' equity             51,228                 48,408
-------------------------------------------------------------------------------
Total liabilities and stockholders'
 equity                            $1,324,785               $842,898
===============================================================================

         See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                        Three Months Ended           Nine Months Ended
(In thousands of      September 30, September 25, September 30, September 25,
dollars except for        1999           1998          1999          1998
per share and
outstanding share
amounts)
-------------------------------------------------------------------------------
Revenues
 Commissions            $15,447      $ 15,053         $52,336      $44,421
 Principal transaction   15,276        14,367          49,703       51,466
 Investment banking       9,117         8,130          23,648       23,333
 Investment (losses)
  gains                    (899)        2,250          (5,326)       3,652
 Interest                16,988        12,275          43,459       35,457
 Fees and other           4,959         3,817          13,466       10,118
-------------------------------------------------------------------------------
Total revenues           60,888        55,892         177,286      168,447
 Interest expense        14,750        10,126          36,424       29,102
------------------------------------------------------------------------------
Net revenues             46,138        45,766         140,862      139,345
------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and
   benefits              33,619        31,378         102,648       97,608
 Clearing, settlement
   and brokerage costs    1,197         1,133           3,690        3,035
 Communications and
   data processing        3,467         3,501          10,538       10,207
 Occupancy and
   depreciation           3,454         3,401          10,004        9,938
 Selling                  2,372         2,027           6,884        5,782
 Other                    2,618         2,367           7,654        6,662
-----------------------------------------------------------------------------
Total expenses
  (excluding interest)   46,727        43,807         141,418      133,232
-----------------------------------------------------------------------------
(Loss) income before
  income taxes             (589)        1,959            (556)       6,113
-----------------------------------------------------------------------------
  Income tax (benefit)
    expense                (159)          811            (146)       2,471
-----------------------------------------------------------------------------
Net (loss) income         $(430)       $1,148           $(410)      $3,642
=============================================================================
 Net (loss) income per Common Share:

       Basic             $(0.06)        $0.16          $(0.06)       $0.51
       Dilutive          $(0.06)        $0.15          $(0.06)       $0.46
-----------------------------------------------------------------------------
 Weighted average common
 and common equivalent
 shares outstanding:
   Basic              7,294,767     7,183,984       7,283,452    7,168,225
   Dilutive           7,294,767     7,859,584       7,283,452    7,917,026
=============================================================================
 Dividend per common
 share outstanding        $0.05         $0.05           $0.15        $0.15
=============================================================================

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 Nine Months Ended
                                               September 30,    September 25,
(In thousands of dollars)                          1999             1998
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                                 $(410)          $3,642
Adjustments to reconcile net income
 to net cash used in operating activities:
   Depreciation and amortization                   3,321            3,335
   Deferred compensation                           1,023
   Deferred income taxes                          (1,619)             553
   Undistributed loss of affiliate                 2,812              190
   Unrealized investment (gain) loss               2,514           (3,788)
Realized (gain) loss on sale of investments                           (54)
   Loss on sales of fixed assets                     128               11
   Services provided in exchange for common stock    666              199
(Increase) decrease in operating assets:
   Securities purchased under agreement to
     resell                                      (36,529)          (6,757)
   Net receivables from customers                (33,943)         (25,513)
   Net receivables from brokers, dealers
     and clearing agencies                                          1,170
   Net receivables from others                                    (48,779)
   Securities owned, net                          (16,769)        (20,088)
   Other assets                                    (5,625)          6,499
Increase (decrease) in operating liabilities:
   Securities sold under agreements to repurchase   2,471
   Securities loaned, net                          39,878          33,411
   Net payables to brokers, dealers,
     and clearing agencies                          9,326
   Net payables to others                           1,193
   Accounts payable and accrued expenses           (4,803)          7,026
-----------------------------------------------------------------------------
Net cash used in operating activities             (36,366)        (48,943)
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of furniture, equipment, and leaseholds    (607)           (107)
 Disbursements for purchase of investments         (5,016)         (2,444)
 Proceeds from sale of investments                                     66
-----------------------------------------------------------------------------
Net cash used in investing activities              (5,623)         (2,485)


                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                (Continued)

                                                    Nine Months Ended
                                            September 30,     September 25,
(In thousands of dollars)                       1999              1998
----------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds of short-term bank loans            45,410           54,090
   Proceeds of notes payable                     4,400
   Payments on notes payable                    (3,138)          (1,969)
   Payments of obligations under capitalized
    leases                                      (1,114)            (650)
   Securities sold under agreement to repurchase                  2,267
   Proceeds from issuance of common stock
    from treasury                                  172              568
   Proceeds from issuance of common stock          111
   Net decrease from borrowing under
    line-of-credit agreements                   (2,597)          (1,845)
   Dividends paid                               (1,004)            (900)
-----------------------------------------------------------------------------
Net cash provided by financing activities       42,240           51,561
-----------------------------------------------------------------------------
Increase in cash                                   251              133
Cash at beginning of the year                    1,424              951
-----------------------------------------------------------------------------
Cash at end of period                           $1,675           $1,084
=============================================================================

 In 1999, the Company entered into capital leases for office and computer equipment totaling approximately $2,214,000.

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

  In 1999, the Company changed its quarter end from a last Friday of the quarter to a calendar quarter end. This change was made to be consistent with the year end, which is on a calendar basis. This change had no material effect on the condensed consolidated Statement of Operations for the period ended September 30, 1999.

2.   Earnings Per Common Share
     -------------------------

 Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were:

                          Three Months Ended           Nine Months Ended

                       September 30, September 25, September 30, September 25,
(In thousands               1999         1998          1999         1998
except per share amounts)
-----------------------------------------------------------------------------
Net (loss) income             $(430)      $1,148       $(410)       $3,642
Weighted average shares
  for basic earnings
  per share                   7,295        7,184       7,283         7,168
Effect of dilutive common
   equivalent shares (stock
   options and stock issuable
   under employee benefit plans)             676                       749
-----------------------------------------------------------------------------
Weighted average shares and
 dilutive common equivalent
 shares for dilutive earnings
 per share                    7,295        7,860       7,283         7,917
-----------------------------------------------------------------------------
Basic earnings per share     $(0.06)       $0.16      $(0.06)        $0.51
Dilutive earnings per share  $(0.06)       $0.15      $(0.06)        $0.46

For the quarter and nine months ended September 30, 1999, the Company excluded approximately 1,146 thousand and 926 thousand common equivalent shares in its computation of dilutive earnings per share because to do so would have been anti-dilutive.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

3.   Investments
     -----------

 First Albany Companies Inc, the holding company holds various investments in its portfolio. Mechanical Technology Incorporated (MTI) and META Group, Inc are the two major holdings.

 At September 30, 1999 the Company owned approximately 3,917,000 common shares (34% of the shares outstanding) of Mechanical Technology Incorporated
(MTI). Shares of MTI are traded on the NASDAQ National Market System under the symbol MKTY. The Company's investment in MTI is recorded under the equity method and approximated $9.5 million, which included goodwill of approximately $0.6 million which is being amortized over 10 years. The Company's equity in MTI's net loss for the three months ended June 25, 1999, recorded on a one-quarter delay basis, was $1.4 million. The Company's equity in MTI's net loss for the nine months ended September 30, 1999 was $2.8 million.

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

 The following presents unaudited summarized financial information of MTI at June 25, 1999 and for the three months then ended June 25, 1999:


          (in thousands of dollars)
          -------------------------------------------
          Assets                             $24,568
          Liabilities                          9,952
          -------------------------------------------
          Shareholders' equity               $14,616
          ===========================================
          ===========================================
          Revenues                            $2,606
          -------------------------------------------
          Operating loss                        (481)
          Equity in Joint Venture losses      (3,544)
          Other Expense                         (112)
          -------------------------------------------
          Loss from continuing operations,
           net of taxes                       (4,137)
          Discounted operations income,
           net of taxes                           41
          Net loss                           $(4,096)
          ===========================================

 At September 30, 1999 the aggregate market value of the Company's shares of MTI stock was $139.3 million. Under the equity method, the appreciation in the market value of MTI's stock is not included in the Company's financial results.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                (Continued)


 During calendar 1999, Plug Power, L.L.C. (a joint venture between MTI and Edison Development Corp.) issued membership interests to new investors with a recorded value of $32.483 million. As a result, MTI recorded its proportionate share of this increase in Plug Power's equity as investment in joint venture and additional paid-in-capital. Accordingly, the Company has recorded through September 30,1999 its proportionate share ($3.9 million) of this increase in MTI's equity as an increase in its investments in MTI. The Company also recorded an increase in additional paid-in-capital of $2.2 million (net of deferred taxes) as a result of this transaction.

  At September 30, 1999, the Company owned 209,500 shares of META Group,
Inc. The fair market value of this investment was $3.7 million. During the nine months ended September 30, 1999, the Company has recorded unrealized losses of $2.5 million with respect to this investment.

4.  Receivables from Others
    -----------------------

  Amounts receivable from others as of:

                                           September 30,      December 31,
(In thousands of dollars)                      1999               1998
-----------------------------------------------------------------------------
  Adjustment to record securities owned on
   a trade date basis, net                    $                  $ 3,773
  Others                                       14,241              8,455
-----------------------------------------------------------------------------
  Total                                       $14,241            $12,228
=============================================================================

 Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.

5.  Payables to Others
    ------------------

 Amounts payable to others as of:


                                             September 30,     December 31,
(In thousands of dollars)                        1999              1998
-----------------------------------------------------------------------------
  Borrowing under line-of-credit agreements     $12,138           $14,735
  Adjustment to record securities owned on
   a trade date basis, net                        2,998
  Others                                          3,215             3,007
-----------------------------------------------------------------------------
  Total                                         $18,351           $17,742
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

6.  Notes Payable
    --------------

 Notes payable consists of a note for $1,979,167 which is collateralized by fixed assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day London InterBank Offered Rate ("LIBOR") (5.275% plus 2% on September 30, 1999). This note matures on March 27, 2001.

  Notes payable also consists of a note dated March 31, 1999 for $4,033,333 payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London Interbank Offered Rate ("LIBOR"). A portion of the proceeds from this note were used to pay off a previous note for $1,489,583. This note matures on April 1, 2004.

  One of the more significant covenants of both notes requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c 3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of September 30, 1999 was $5.0 million. The amount of net capital as of September 30, 1999 was $21.3 million.

7.  Obligations under Capitalized Leases
    -------------------------------------

 The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 1999:

               (In thousands of dollars)
               -----------------------------------------------
               1999                                     $  545
               2000                                      2,137
               2001                                      1,789
               2002                                        747
               2003                                         68
               2004                                         21
               -----------------------------------------------
               Total Minimum Lease Payments              5,307
               Less: Amount Representing Interest          519
               -----------------------------------------------
               Present Value of Minimum Lease Payments  $4,788
               ===============================================

8.  Subordinated Debt
    -----------------

 The Company has a subordinated debt of $2,500,000. This debt bears interest at 8.75%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 32,687 shares of the Company's stock at $15.30 per share. This right expires December 31, 2002.


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)


 The Company also has an additional subordinated debt of $5,000,000 which bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 107,208 shares of the Company's stock at $9.33 per share. This right expires December 31, 2002.

 Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required net capital. The amount of required net capital as of September 30, 1999 was $5.0 million. The amount of net capital as of September 30, 1999 was $21.3 million.

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

10.  Stockholders' Equity
     --------------------

 In January 1999, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 24, 1999, to shareholders of record on February 10, 1999.

 In April 1999, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 31, 1999, along with a 5% stock dividend, payable on May 25, 1999 to shareholders of record on May 11, 1999.

 In July 1999, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended June 30, 1999, payable on August 24, 1999, to shareholders of record on August 10, 1999.

 In October 1999, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the third quarter, ended September 30, 1999, along with a 5% stock dividend, payable on November 23, 1999 to shareholders of record on November 9, 1999.

11.  Net Capital Requirements
     ------------------------

 The Company's broker-dealer subsidiary, First Albany Corporation, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

capital as calculated and defined by the Rule. As of September 30, 1999, the broker-dealer subsidiary had aggregate net capital, as defined, of $21.3 million - exceeding the required net capital by $ 16.3 million.

12.  Derivative Financial Instruments
     ---------------------------------

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

13.  Segment Analysis
     -----------------

 The Company's reportable operating segments are: Private Client Group, Institutional Sales and Trading ("Institutional"), Other and Investments.
The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies." The Private Client Group provides securities brokerage services to individual investors. Revenues are generated through customer purchase and sale of various securities: equity, taxable and non-taxable fixed income, mutual funds and various other investment products and services. The Institutional segment generates revenues from securities transactions (equities and fixed-income securities) with institutional clients along with investment banking activities, which includes managing, co-managing of tax-exempt and corporate securities underwritings and financial advisory services. This segment also includes trading activity in which the Company buys and maintains inventories of fixed-income products and equities securities (as a "market maker") for sale to other dealers and to institutional and individual clients. The Other segment revenues are derived from a variety of sources which include, net interest revenues relating to securities lending transactions and revenues from correspondent services. The Investment segment includes gains and losses associated with the investment portfolio held at First Albany Companies Inc., the holding company.

 The Company's Investment segment includes revenue relating to the Company's investment in Mechanical Technology Incorporated (MTI) which is recorded under the equity method (see Note 3 - "Investments"). Pre-tax net (loss) income relating to MTI was $(1,397,000) and $300,000 for the quarters ended September 1999 and 1998, respectively and $(2,812,000) and $(190,000) for the nine months ended September 1999 and 1998, respectively.
The Company records its other investments at fair market value.

 Intersegment revenues and expenses are eliminated between segments.
Interest revenues and interest expenses are reviewed primarily on a net basis (Net Interest Revenues) and are shown as such. The


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

Company evaluates the performance of its segments and allocates resources to them based upon long-term operating margin opportunities which are consistent with the growth strategy of the Company. Included in the Other segment are operations, administrative functions and other support costs a long with an accrual for general discretionary variable compensation which are not allocated to the various segments. Asset information by reportable segments is not reported since the Company does not produce such information internally for the reportable segments. All assets are located in the United States.


                          Three Months Ended         Nine Months Ended
(In Thousands         September 30, September 25, September 30, September 25,
of dollars)              1999          1998           1999          1998
-----------------------------------------------------------------------------
Revenues (excluding interest):

 Private Client Group     $21,646    $21,328        $ 69,694     $ 65,435
 Institutional             23,104     19,110          66,890       60,809
 Other                         49        929           2,569        3,094
 Investments                 (899)     2,250          (5,326)       3,652
-----------------------------------------------------------------------------
Total                     $43,900    $43,617        $133,827     $132,990
=============================================================================

Net Interest Revenues:

 Private Client Group     $ 1,005     $  868        $  2,905     $  2,445
 Institutional               (258)      (334)           (516)        (954)
 Other                      1,491      1,615           4,646        4,864
-----------------------------------------------------------------------------
Total                     $ 2,238     $2,149        $  7,035     $  6,355
=============================================================================

Net Revenues:

 Private Client Group     $22,651    $22,196        $ 72,599     $ 67,880
 Institutional             22,846     18,776          66,374       59,855
 Other                      1,540      2,544           7,215        7,958
 Investments                 (899)     2,250          (5,326)       3,652
-----------------------------------------------------------------------------
Total                     $46,138    $45,766        $140,862     $139,345
=============================================================================

Pre-Tax Income::

 Private Client Group     $ 4,252    $ 3,857        $ 14,429     $ 11,233
 Institutional                844       (343)          2,616          870
 Other                     (4,786)    (3,805)        (12,275)      (9,642)
 Investments                 (899)     2,250          (5,326)       3,652
-----------------------------------------------------------------------------
Total                     $  (589)   $ 1,959        $   (556)    $  6,113
=============================================================================


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)


14. New Accounting Standards
    ------------------------

 In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in its 2001 fiscal year, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                                     1999 vs.
                           Three Months Ended        1998         Percentage
                        September 30, September 25,  Increase     Increase
(In thousands of            1999          1998      (Decrease)   (Decrease)
Dollars)
-----------------------------------------------------------------------------
Revenues
 Commissions               $15,447      $15,053      $   394         3%
 Principal transactions     15,276       14,367          909         6%
 Investment banking          9,117        8,130          987        12%
 Investment (loss) gain       (899)       2,250       (3,149)     (140%)
 Interest income            16,988       12,275        4,713        38%
 Fees and others             4,959        3,817        1,142        30%
-----------------------------------------------------------------------------
Total revenues              60,888       55,892        4,996         9%
 Interest expense           14,750       10,126        4,624        46%
-----------------------------------------------------------------------------
Net revenues                46,138       45,766          372         1%
-----------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits  33,619       31,378        2,241         7%
 Clearing, settlement and
   brokerage costs           1,197        1,133           64         6%
 Communications and
   data processing           3,467        3,501          (34)       (1%)
 Occupancy and depreciation  3,454        3,401           53         2%
 Selling                     2,372        2,027          345        17%
 Other                       2,618        2,367          251        11%
-----------------------------------------------------------------------------
Total expenses
 (excluding interest)       46,727       43,807        2,920         7%
-----------------------------------------------------------------------------
(Loss) income before
  income taxes                (589)       1,959       (2,548)     (130%)
-----------------------------------------------------------------------------
 Income tax (benefit) expense (159)         811         (970)     (120%)
-----------------------------------------------------------------------------
Net (loss) income          $  (430)     $ 1,148      $(1,578)     (137%)
=============================================================================

Net interest income
 Interest income           $16,988      $12,275      $ 4,713        38%
 Interest expense           14,750       10,126        4,624        46%
-----------------------------------------------------------------------------
Net interest income        $ 2,238      $ 2,149      $    89         4%
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

Results of Operations
----------------------

Three Month Periods Ended September 30, 1999 and September 25, 1998
--------------------------------------------------------------------

Net Income
----------

  Net (loss) income for the quarter ended September 30, 1999 was ($0.4) million or $(0.06) basic loss per share ($0.06 dilutive loss per share), compared to $1.1 million or $0.16 basic earnings per share ($0.15 dilutive earnings per share) in the comparable 1998 period. First Albany Corporation, the brokerage operations, had pre-tax profit of $0.6 million on net revenues of $46.7 million for the quarter ending September 30, 1999, compared to pre-tax profit of $1.3 million on net revenues of $43.2 million for the same period in 1998. The earnings at First Albany Corporation were offset by a pre-tax loss at the holding company of $1.2 million, resulting primarily from a decline in the carrying value of First Albany Companies Inc.'s investment portfolio, which compares to a pre-tax profit of $667 thousand for the same period of 1998.

Principal Transactions
-----------------------

 Principal transactions for this year's third quarter increased $0.9 million or 6% compared to the comparable 1998 period. This amount was comprised of an increase in municipal bonds of $ 1.5 million, and an increase in corporate fixed income of $1.1 million and a decrease in equity securities of $1.7 million.


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

Investment Banking
-------------------

 Investment banking revenues for this year's third quarter increased $1.0 million or 12% compared to the comparable 1998 period. Revenues from corporate underwriting increased $0.9 million while municipal underwriting revenues decreased $0.1 million.

Investment gains/(losses)
-------------------------

 Investment gains (losses) for this year's third quarter decreased $3.1 million compared to the comparable 1998 period. The decrease was due primarily to a decline in the book value of the investment portfolio held at First Albany Companies Inc, the holding company.

Fees and Others
---------------

 Fees and other revenues for this year's third quarter increased $1.1 million or 30% compared to the same period of 1998, primarily reflecting increased revenues from the firm's focus to increase fee-based revenues.

Compensation and Benefits
-------------------------

 Compensation and benefits for this year's third quarter increased $2.2 million or 7% compared to the same period of 1998, due primarily to an increase in net revenues at First Albany Corporation.

Income Taxes
------------

 Income taxes for this year's third quarter decreased $1.0 million due to a decrease in pre-tax earning.


                        FIRST ALBANY COMPANIES INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS COMPARISON OF 1999 VS. 1998

                                                    1999 vs.
                             Nine Months Ended      1998        Percentage
                        September 30, September 25  Increase    Increase
(In thousands of            1999         1998      (Decrease)  (Decrease)
Dollars)
-----------------------------------------------------------------------------
Revenues
 Commissions                 $52,336     $44,421    $ 7,915        18%
 Principal transactions       49,703      51,466     (1,763)       (3%)
 Investment banking           23,648      23,333        315         1%
 Investment (loss) gain       (5,326)      3,652     (8,978)     (246%)
 Interest income              43,459      35,457      8,002        23%
 Fees and others              13,466      10,118      3,348        33%
-----------------------------------------------------------------------------
Total revenues               177,286     168,447      8,839         5%
 Interest expense             36,424      29,102      7,322        25%
-----------------------------------------------------------------------------
Net revenues                 140,862     139,345      1,517         1%
-----------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits   102,648      97,608      5,040         5%
 Clearing, settlement and
   brokerage cost              3,690       3,035        655        22%
 Communications and
   data processing            10,538      10,207        331         3%
 Occupancy and depreciation   10,004       9,938         66         1%
 Selling                       6,884       5,782      1,102        19%
 Other                         7,654       6,662        992        15%
-----------------------------------------------------------------------------
Total expenses
  (excluding interest)       141,418     133,232      8,186         6%
-----------------------------------------------------------------------------
(Loss) income before
  income taxes                  (556)      6,113     (6,669)     (109%)
-----------------------------------------------------------------------------
Income tax (benefit) expense    (146)      2,471     (2,617)     (106%)
-----------------------------------------------------------------------------
Net (loss) income            $  (410)    $ 3,642    $(4,052)     (111%)
=============================================================================

Net interest income
 Interest income             $43,459     $35,457    $ 8,002        23%
 Interest expense             36,424      29,102      7,322        25%
-----------------------------------------------------------------------------
Net interest income          $ 7,035     $ 6,355    $   680        11%
=============================================================================


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Nine Months Periods Ended September 30, 1999 and September 25, 1998
-------------------------------------------------------------------

Net Income
----------

 Net (loss) income for the nine months ended September 30, 1999, was ($0.4) million or ($0.06) basic loss per share ($0.06 dilutive loss per share), compared to $3.6 million or $0.51 basic earnings per share ($0.46 dilutive earnings per share) in the comparable 1998 period. First Albany Corporation, the brokerage operations, had pre-tax profit of $5.6 million on net revenues of 145.5 million for the nine months ending September 30, 1999, compared to pre-tax profit of $4.7 million on net revenues of $135.2 million for the same period in 1998. The earnings at First Albany Corporation were offset by a pre-tax loss at the holding company of $6.1 million, resulting primarily from a decline in the carrying value of First Albany Companies Inc.'s investment portfolio, which compares to a pre-tax profit of $1.3 million for the same period of 1998.

Commissions
-----------

 Commission revenues increased $7.9 million or 18% in this year's nine-month period reflecting active trading in all major markets. Revenues from listed and over-the-counter agency commissions increased $8.0 million while revenues from mutual funds, options and other decreased $0.1 million.

Principal Transactions
----------------------

 Principal transactions decreased $1.8 million or 3% in this year's first nine-months period. This was comprised of an increase in municipal bonds of $1.7 million, a decrease in corporate fixed income of $1.0 million and a decrease in equity securities of $2.5 million.

Investment gains/(losses)
-------------------------

 Investment gains (losses) decreased $9.0 million in this year's first nine-month period. The decrease was due primarily to a decline in the book value of the investment portfolio held at First Albany Companies Inc, the holding company.

Fees and Others
---------------

 Fees and other revenues increased $3.3 million or 33% in this year's first nine-month period resulting from the firm's focus to increase fee-based revenues.

Compensation and Benefits
-------------------------

 Compensation and benefits increased $5.0 million or 5%, due primarily to an increase in net revenues at First Albany Corporation.


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Selling
-------

 Selling expenses for this year's first nine-month period increased $1.1 million or 19% mainly reflecting greater promotional-related activity.

Other
-----

 Other expenses for this year's nine-month period increased $ 1.0 million or 15% due mainly to an increase in consulting costs.

Income Taxes
------------

 Income taxes decreased $2.6 million due to a decrease in pre-tax earnings.

Liquidity and Capital Resources
--------------------------------

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

 At September 30, 1999, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

 First Albany Companies Inc. entered into a line of credit facility with a commercial bank, as of July 6, 1999, which allows for borrowings for general corporate purposes of up to $15 million. The facility is collateralized by a portion of First Albany Companies Inc.'s investment in Mechanical Technology Inc. Additionally, on July 30, 1999, First Albany Companies Inc. obtained regulatory approval to issue a subordinated note to First Albany Corporation in the amount of $7.5 million, which was funded by this new facility.

 Management believes that funds provided by operations and a variety of committed and uncommitted bank lines-of-credit-totaling $ 290 million of which approximately $140 million were unused as of September 30,1999-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

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

 In April 1999 the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 31, 1999, along with a 5% stock dividend, payable on May 25, 1999 to shareholders of record on May 11, 1999.

 In July 1999, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter, ended June 30, 1999, payable on August 24, 1999, to shareholders of record on August 10, 1999.

 In October 1999, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the third quarter, ended September 30, 1999, along with a 5% stock dividend, payable on November 23, 1999 to shareholders of record on November 9, 1999.

 The Company believes that funds provided by operations will also provide sufficient resources for the acquisition of office equipment and leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.

Year 2000
---------

 The Year 2000 Issue (Y2K) concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g., "98" for "1998"). Software so developed and not corrected could produce inaccurate or unpredictable results commencing January 1, 2000, when current and future dates present a lower two-digit year number than dates in the prior century. The Company, similar to most securities institutions, is significantly subject to the potential impact of the Y2K due to the nature of the industry. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside the Company's ownership, yet with which the Company interfaces either electronically or operationally. Securities industry regulators have intensively focused upon Y2K exposures and issued guidance concerning the responsibilities of senior management and directors. Y2K testing and certification is being addressed as a key safety and soundness is sue in conjunction with regulatory examinations of securities firms.

 In August 1998, the Company filed form BD-Y2K, a mandatory filing with the Securities & Exchange Commission, New York Stock Exchange and National Association of Securities Dealers describing its Y2K compliance efforts and its Y2K readiness status. The Company filed the second of these mandatory filings in April 1999. The SEC has highly prioritized Y2K compliance in order to avoid major disruptions to the operation of securities institutions. Institutions failing to file these mandatory disclosures may be, and in some cases already have been, made subject to formal enforcement action, supervisory agreements, cease and desist orders or civil money penalties.

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

 Phase III - Remediation: In some cases, remediation took place either by the Company or by an outsourced third party in the form of upgrades, replacements or code fixes. In other cases, the Company monitored its vendors' progress in making its systems Y2K compliant.

 Phase IV - Testing: As programs and hardware were fixed, replaced or upgraded, they were extensively tested before being placed into production. The Company will continue to participate in available securities industry testing.

 Phase V - Implementation: All production-ready systems (hardware, software, and programming) were placed into production and carefully monitored.

 Phase VI - Post Implementation: The Company will keep a careful eye out for any new products put into production after the Y2K plan has been fully executed. This phase also included the completion of an extensive contingency plan.

 The Company has and will continue to participate in available external testing with its service providers. In addition to our own testing, securities industry service providers, such as the New York Stock Exchange, the Depository Trust Company and the National Securities Clearance Corporation (NSCC), have conducted tests of the critical clearance and execution systems that drive the industry as a whole. This has been done with the oversight of the Securities and Exchange Commission.

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

The Costs to Address the Company's Y2K Issues
---------------------------------------------

 The Company has allocated a budget of $1.2 million for the Y2K project.
The Company has spent close to the entire amount with a minimal amount due to be spent in the fourth quarter of 1999. This amount was spent on upgrades to its Novell and NT operating systems, upgrading three voice/data applications, replacing non-compliant systems and building a Y2K compliant environment. Most upgrades to date have been capitalized, however, independent-verification testing of its internal applications was expensed when incurred. These costs are being funded through operating cash flow.
All internal remediation has been accomplished by utilizing existing Company personnel. The Company's Y2K budget does not reflect the costs of the extensive resource allocation and management from internal sources. The Novell, NT, voice/data applications and the rollout of new desktop computer projects were all accelerated to meet the Company's Y2K project deadlines.

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

 Although all of the Company's internal critical systems are now believed to be compliant, the Company cannot give any assurances that this result was actually achieved. Specific factors that give rise to this uncertainty include: failure to identify all susceptible systems, non compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include one or more of the Company's significant systems being non compliant. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to process trades, safeguard and manage its invested assets and operating cash accounts, accurately maintain client information, accurately maintain accounting records, and/or perform adequate customer service. Should the worst-case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

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

National Exchanges (NYSE, AMEX, NASDAQ, CBOT, etc.)
DTC Trading systems
NSCC
Beta Systems

 The Company has established a written contingency plan for all major systems. The Company will continue to reassess the need for additional contingency planning based on progress of Y2K testing by the Company and efforts of third parties.

New Accounting Standards
------------------------

 In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in its 2001 fiscal year, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
------   ----------------------------------------------------------

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

 Following is a discussion of the Company's primary market risk exposures as of September 30, 1999, including a discussion of how those exposures are currently managed.

Interest Rate and Bond Price Risk
  Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. In connection with trading activities, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve. The Company's fixed income activities also expose it to the risk of loss related to changes in credit spreads. The Company attempts to hedge its exposure to interest rate risk primarily through the use of U.S. government securities, highly liquid futures and options designed to reduce the Company's risk profile.

  A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its inventory position. The fair market value of these securities included in the Company's inventory at September 30, 1999 was $ 126.8 million. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent
decrease in interest rates.   At September 30, 1999, the potential change in
fair value, assuming this hypothetical decrease, was $4.7 million. The actual risks and results of such adverse effects may differ substantially.

Equity Price Risk
  The Company is exposed to equity price risk as a consequence of making markets in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions daily.

  Marketable equity securities included in the Company's inventory at September 30, 1999, which were recorded at a fair value of $ 5.5 million, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $ 0.6 million. The actual risks and results of such adverse effects may differ substantially. The Company's investment portfolio, excluding its investment in MTI, at September 30, 1999 had a fair market value of $3.7 million. (See Note 3). This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $ 0.4 million. Actual results may differ.

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

  (a)     Exhibits
          --------

     Item No.  Item
     -------   ----
     (10.7a)   First Albany Companies Inc. Stock Incentive Option Plan, as
               amended effective May 20, 1999 (filed as Registration Statement
               333-78877) dated May 20, 1999.

     (10.10e) First Albany Companies Inc. Stock Bonus Plan, as amended, effective April 5, 1999 (filed as Registration Statement 333-75705) dated April 5, 1999.

     (10.15a) Amendments to lease between First Albany Companies Inc. and WFP 53 State Street Co. Limited Partnership (f/k/a Olympia and York L.P.) for office space at 53 State Street, Boston, Massachusetts (filed as exhibit 10.15a to Form 10Q for quarter ended June 30, 1999).

     (10.18) Modification of sublease agreement between First Albany Companies Inc. and KeyCorp for office facilities at 30 South Pearl Street, Albany, New York, dated June 30, 1999 (filed as exhibit 10.18 to Form 10Q for quarter ended June 30, 1999).

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

     (11)      Statement Re:  Computation of Per Share Earnings (filed herewith)

     (27)      Selected Financial Data Schedule BD (filed herewith)

  (b) Reports on Form 8-K
      -------------------

             No Form 8K was filed during the quarter ended September 30, 1999.
                                                           -------------------

                                SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                      First Albany Companies Inc.
                   ----------------------------------
                             (Registrant)


Date: November 5, 1999     /s/ ALAN P. GOLDBERG
                           ------------------------------------
                           Alan P. Goldberg
                           President/Co-Chief Executive Officer


Date: November 5, 1999    /s/ TIMOTHY R. WELLES
                          ------------------------------------
                          Timothy R. Welles
                          Chief Financial Officer
                          (Principal Accounting Officer)
