Form 10-K
period 1999-12-31
FIRST ALBANY COMPANIES INC
filed 2000-03-29
CIK 782842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999        Commission file number 014140
          F I R S T   A L B A N Y   C O M P A N I E S   I N C .

          (Exact name of registrant as specified in its charter)

         New York                                             22-2655804
-------------------------------                            -----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

30 S. Pearl Street, Albany, New York                             12207
-------------------------------------                          ---------
(Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code (518) 447-8500

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
Title of each class                                    which registered
        none                                                none
--------------------                                  -------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common stock par value $.01 per share
-------------------------------------------------------------------------------
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X    No
                                                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [  ]

As of March 14, 2000, 7,616,026 shares, par value $.01 per share, were outstanding. The aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the closing price of Registrant's shares as reported on the NASDAQ system on March 14, 2000, which was $38.00) was approximately $169,536,848.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into
Part III.

                                  Part I

Item 1.  Business
------   --------

First Albany Companies Inc. (the Company), through its wholly owned subsidiary First Albany Corporation (First Albany), conducts a full service investment banking and brokerage business. These activities include securities brokerage for individual and institutional customers, and market-making and trading of corporate, government, and municipal securities. In addition, First Albany underwrites and distributes municipal and corporate securities, provides securities clearance activities for other brokerage firms, and offers financial advisory services to its customers. Another of the Company's subsidiaries is First Albany Asset Management Corporation ("FAAM"). FAAM serves as investment manager to individual and institutional customers. FAAM directs the investment of customer and mutual fund assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and continuous supervision of the portfolios. First Albany Enterprise Funding, Inc. ("FAEF") is another subsidiary of the Company formed in 1998 as a private equity investment company whose business is to provide venture capital and merchant banking services to firms in the high technology sector.

Brokerage services to private client and institutional customers are provided through First Albany's salesforce of financial consultants and institutional salespeople. First Albany believes that its financial consultants and institutional salespeople are a key factor to the success of its business. Over the last five years, the number of full-time financial consultants and institutional salespeople has grown from approximately 265 to 306 as of December 31, 1999, many of whom joined First Albany after previous associations with national brokerage firms.

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

First Albany operates a total of 33 Private Client and Institutional (including Investment Banking) offices in 12 states. First Albany's executive office and largest sales office are both located in Albany, New York.

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

Sources of Revenues
-------------------

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows:

                                       For the Years Ended
-------------------------------------------------------------------------------
                         December 31,       December 31,         December 31,
                             1999              1998                1997
-------------------------------------------------------------------------------
                        Amount   Percent   Amount  Percent     Amount  Percent
-------------------------------------------------------------------------------
(In thousands of dollars)
Securities commissions:
 Listed                $28,867   11.6%     $25,723   11.4%     $22,523  11.6%
 Over-the-counter       20,032    8.1%      13,654    6.0%      11,327   5.9%
 Options                 3,201    1.3%       3,256    1.4%       2,843   1.5%
 Mutual funds           18,336    7.4%      18,378    8.1%      15,805   8.2%
 Other                     193    0.1%          (1)   0.0%         489   0.3%
-------------------------------------------------------------------------------
  Sub-total             70,629   28.5%      61,010   26.9%      52,987  27.5%

Principal transactions  71,973   28.9%      70,157   31.0%      61,179  31.7%
Investment banking      31,861   12.8%      30,544   13.5%      19,636  10.1%
Investment (losses)
  gains                 (5,378) (2.1)%       1,903    0.8%       2,056   1.0%
Clearing revenues        1,351    0.5%       1,055    0.5%       1,090   0.6%
Fees and other          16,711    6.7%      13,200    5.8%      10,550   5.5%
-------------------------------------------------------------------------------
  Total operating
  revenues             187,147   75.3%     177,869   78.5%     147,498  76.4%
-------------------------------------------------------------------------------
Interest income         61,551   24.7%      48,697   21.5%      45,474  23.6%
-------------------------------------------------------------------------------
   Total revenues     $248,698  100.0%    $226,566  100.0%    $192,972 100.0%
===============================================================================

Securities Commissions
----------------------

In executing customers' orders to buy or sell listed securities and securities in which it does not make a market, First Albany generally acts as an agent and charges a commission.

Principal Transactions
----------------------

First Albany buys and maintains inventories of municipal debt (tax-exempt and taxable), corporate debt, convertible securities and equity securities as a "market maker" for sale of those securities to other dealers and to customers. As of December 31, 1999, First Albany made a market in 193 common stocks quoted on National Association of Securities Dealers Automated Quotation ("NASDAQ"). First Albany also trades tax-exempt, and beginning in 1999, taxable municipal bonds and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities; and corporate obligations. Principal transactions have been a significant source of revenue and should continue to be so in the future.

First Albany also has an institutional municipal risk trading operation, in which certain inventory positions are hedged by highly liquid future contracts. Most of the inventory positions are carried for the purpose of generating sales by the retail and institutional salesforce. First Albany's trading activities require the commitment of capital and may place First Albany's capital at risk. All inventory positions are marked to the market at a minimum on a monthly basis.

The following table sets forth the highest, lowest, and average month-end inventories (including the net of securities owned and securities sold, but not yet purchased) for calendar 1999 by securities category where First Albany acted as principal.

                                Highest       Lowest        Average
(In thousands of dollars)      Inventory     Inventory     Inventory
------------------------------------------------------------------------
State and municipal bonds      $136,335       $67,081      $104,688
Corporate obligations            40,586        10,333        23,760
Corporate stocks                  6,585          (399)        3,596
U.S. Government and federal
  agencies obligations            9,933       (26,783)       (7,508)
-------------------------------------------------------------------------

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

                  Corporate Stock and Bond Offerings
                  ----------------------------------

                Managed or Co-Managed       Syndicate Participations
-------------------------------------------------------------------------------
Year                Number of    Amount of     Number of        Amount of
Ended                Issues      Offering    Participations   Participation
-------------------------------------------------------------------------------
                           (In thousands of dollars)

December  1999        19       $1,648,114         173          $302,440
December  1998        10          636,660         108           166,582
December  1997        12          322,137         110           126,250

                           Municipal Bond Offerings
                           ------------------------

                Managed or Co-Managed            Syndicate Participations
------------------------------------------------------------------------------
Year             Number of    Dollar       Number of         Dollar
Ended             Issues      Amount     Participations      Amount
-------------------------------------------------------------------------------
                              (In thousands of dollars)

December  1999      289      $27,686,276        331       $3,626,019
December  1998      344       39,681,183        380        4,672,904
December  1997      243       26,480,340        293        4,398,478


Participation in an underwriting syndicate or selling group involves both economic and regulatory risks. An underwriter or selling group member may incur losses if it is forced to resell the securities it is committed to purchase at less than the agreed-upon purchase price. However, many underwritings are done on a best efforts basis.

Interest
--------

First Albany derives interest income primarily from the financing of customer margin loans, securities lending activities, and securities owned.

Customers' securities transactions are effected on either a cash or margin basis. In margin transactions, First Albany extends credit, which is collateralized by securities and cash in the customer's account, to the customer.

During the past several years, cash balances in customers' accounts have been a source of funds to finance customers' margin account debit balances. SEC regulations restrict the use of customers' funds by broker-dealers by providing generally that free credit balances and funds derived from pledging and lending customers' securities are to be used only to finance customers' margin account debit balances, and, to the extent not so used, the funds must be deposited in a special reserve bank account for the exclusive benefit of
customers. The regulations also require broker-dealers, within designated periods of time, to obtain physical possession or control of, and to segregate, customers' fully paid and excess margin securities.

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

The volume of transactions handled by the operations staff fluctuates substantially. The monthly number of purchase and sale transactions processed for the periods indicated were as follows:

                                   Number of Monthly
                                     Transactions
       Year Ended            High        Low       Average
       ----------           --------------------------------
       December  1999       161,208      81,899     113,817
       December  1998       122,150      73,369      93,375
       December  1997       101,571      52,773      69,609

First Albany has established internal controls and safeguards to help prevent securities theft, including use of depositories and periodic securities counts. As required by the NYSE and certain other authorities, First Albany carries fidelity bonds covering loss or theft of securities as well as embezzlement and forgery.

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

Financial Services
------------------

The Financial Services Department advises customers on a variety of interrelated financial matters including mutual fund research, insurance analysis, education and retirement planning, survivor income needs, estate tax analysis, and corporate retirement plan consultations.

For a fee, the Financial and Estate Planning Group will prepare detailed analysis with specific recommendations aimed at accumulating wealth and attaining financial goals. First Albany also offers a range of retirement plans, including IRAs, SEP Plans, profit sharing, 401(k), and pension programs.

The Financial Services Department offers its expertise on products such as mutual funds, unit investment trusts, fixed and variable annuities, and life, disability and long term care insurance programs.

Fee-based investment programs are also administered by the Department through the FACTS programs. Through FACTS, First Albany Capital Tracking Systems, investors can work on an asset based fee basis rather than pay by way of commissions.

Research
--------

First Albany maintains a professional staff of equity analysts. Research is focused on several industry sectors, including technology, financial services, energy and alternative energy. First Albany employs 13 senior analysts who support First Albany's institutional equities and corporate finance activities.

First Albany's scope of research in the technology sector is enhanced by maintaining a strategic alliance with the META Group, Inc. ("META"). META, an independent market assessment company, provides research and analysis of developments and trends in information technology ("IT"), including computer hardware, software, communications and related information technology industries to both IT users and IT vendors. The alliance with META enables First Albany to provide its investors with insights drawn from META's analysis of technology trends, user experience, and vendor pricing and negotiating tactics.

Research services include review and analysis of the economy; general market conditions; technology trends, industries and specific companies via both fundamental and technical analyses; recommendations of specific action with regard to industries and specific companies; preparation of research reports which are provided to private client and institutional customers; and responses to inquiries from customers.

Private Client Business
-----------------------

Revenues from First Albany's private client brokerage activities are generated through customer purchases and sales of stocks, bonds, mutual funds, and other investment products. For the years ended December 31, 1999, 1998 and 1997, these revenues accounted for approximately 50%, 49%, and 53% of operating revenues, respectively.

Institutional Business
----------------------

Revenues generated from securities transactions with major institutions for the years ended December 31, 1999, 1998 and 1997, accounted for approximately 47%, 44%, and 39% of operating revenues, respectively. Institutional revenues are derived from sales of tax-exempt securities, taxable debt obligations, and equity securities.

Employees
---------

At December 31, 1999, the Company had 870 full-time employees, of which 220 were Private Client financial consultants, 108 were institutional salespeople and institutional traders, 204 were in branch sales support, 178 were in other revenue producing positions, 48 were in operations, and 112 were in other support and administrative functions.

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

Competition
-----------

First Albany is engaged in a highly competitive business. Its competition includes, with respect to one or more aspects of its business, all of the member organizations of the NYSE and other registered securities exchanges, all members of the NASD, members of the various commodity exchanges, and commercial banks and thrift institutions. Many of these organizations are national firms and have substantially greater financial and human resources than First Albany. Discount brokerage firms seeking to expand their share of the private client market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and
direct solicitation of customers. In many instances, First Albany is competing directly with such organizations. In addition, there is competition for investment funds from the real estate, insurance, banking, and savings and loan industries. The Company believes that the principal factors affecting competition for the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

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

A broker-dealer is required to maintain certain net capital standards. Compliance with the Net Capital Rule may limit those operations which require the use of its capital for purposes, such as maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Net capital and aggregate debit balances change from day to day and, at December 31, 1999, First Albany's net capital was $23,242,000 which was 8.4% of its aggregate debit balances (2% minimum requirement) and $17,705,000 in excess of required minimum net capital.

Item 2.  Properties
------   ----------

As of February 2000, the Company had a total of 33 Private Client Group and Institutional Sales and Trading ("Institutional") offices in 12 states, all of which are leased or rented. The Company's executive offices are located at 30 South Pearl Street, Albany, New York. The order entry, trading, research, information technology ("IT"), operations, and accounting activities are centralized in the Albany office. The offices at 30 South Pearl Street are operated under a lease which currently expires in the year 2004. All other offices are subject to lease or rental agreements that expire at various times through March 2008. These leases, in the opinion of management, are sufficient to meet the needs of the Company. A list of locations are as follows:

 Albany, NY                Fairfield, CT              Oneonta,  NY
  30 South Pearl St.         Private Client Group       Private Client Group
     Private Client Group
       & Institutional
     IT, Research,         Garden City, NY            Pittsfield, MA
         Back Office         Private Client Group       Private Client Group

  80 State St.             Hartford, CT               Rancho Sante Fe, CA
  Private Client Group       Private Client Group       Institutional
                               & Institutional

  Binghamton (Vestal), NY  Johnstown, NY              Richmond (Glen Allen), VA
    Private Client Group     Private Client Group      Institutional

  Bonita Springs, FL       Los Angeles, CA            San Francisco, CA
    Institutional            Institutional              Institutional

  Boston, MA               Manchester, NH             San Francisco
    Private Client Group     Private Client Group        (Burlingame), CA
      & Institutional                                   Institutional
    IT, Research
                           Minneapolis, MN            Scranton, PA
  Buffalo, NY                Institutional              Institutional
    Private Client Group
                           Morristown, NJ             Sewickley, PA
  Burlington                 Institutional              Institutional
     (Colchester), VT
    Private Client Group   Nashua, NH                 Stamford, CT
                             Private Client Group       Research
  Chadds Ford, PA
    Institutional          New York, NY               Syracuse, NY
                             One Penn Plaza             Private Client Group
  Chicago, IL                  Private Client Group
    Private Client Group         & Institutional
      & Institutional          IT, Research, Back      Wellesley, MA
                                 Office                 40 Grove St.
  Elmira, NY                                              Institutional
    Private Client Group    Norwich, NY                 330 Washington St.
                              Private Client Group        Private Client Group

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ----------------------------------------------------
          None.


                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
------   ------------------------------------------------------------------
Matters
-------

The Company's common stock trades on the NASDAQ Stock Market under the
symbol "FACT".  As of   March 3, 2000 there were approximately 1,459 holders
of record of the Company's common stock. The following table sets forth the high and low bid quotations for the common stock as adjusted for subsequent stock dividends, along with cash dividends during each quarter for the fiscal years ended:


December 31, 1999                       Quarters Ended
------------------------------------------------------------------------------
 Stock Price Range          Mar. 31     June 30    Sept. 30     Dec. 31
-------------------------------------------------------------------------------
      High                 $ 13 5/8     $ 17 1/8    $ 20        $ 19 3/4
      Low                  $  9 1/8     $ 11 1/2    $ 15 1/8    $ 12 1/2

 Cash Dividend per Share   $ 0.05       $ 0.05      $ 0.05      $ 0.05

December 31, 1998                       Quarters Ended
------------------------------------------------------------------------------
 Stock Price Range          Mar. 27     June 26    Sept. 25     Dec. 31
------------------------------------------------------------------------------
      High                 $ 13 5/8     $ 13        $ 12 5/8    $ 11 1/4
      Low                  $ 10 5/8     $ 11 1/2    $  8 7/8    $  7 1/2

Cash Dividend per Share    $ 0.05       $ 0.05      $ 0.05      $ 0.05

December 31, 1997                       Quarters Ended
------------------------------------------------------------------------------
 Stock Price Range          Mar. 28     June 27    Sept. 26      Dec. 31
------------------------------------------------------------------------------
      High                  $  8 1/2    $  11 7/8   $  12 3/4    $  13 1/2
      Low                   $  7 1/2    $   7 5/8   $  10        $  10 3/8

 Cash Dividend per Share    $ 0.05      $ 0.05      $ 0.05       $ 0.05


The Board of Directors has from time to time authorized the Company to repurchase shares of its common stock either in the open market or otherwise. As of December 31, 1999, the total number of treasury shares, including shares of the employee stock trust, was 143,551 (see Note 11). When appropriate, the Company will consider making additional purchases.

During calendar 1999, the Company declared and paid four quarterly cash dividends totaling $.20 per share of common stock, and declared and issued two 5% common stock dividends.

In January 2000, subsequent to the period reflected in this report, the Company declared the regular quarterly cash dividend of $0.05 per share payable on February 24, 2000 to shareholders of record on February 10, 2000.

                        First Albany Companies Inc.
                             FINANCIAL SUMMARY
            (In thousands of dollars except per share amounts)

Item 6.  Selected Financial Data
------   -----------------------

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.

                    |------------For the Years Ended-------------------------|
                      Dec. 31, Dec. 31,  Dec. 31, Dec. 31, Dec. 31,  Sept. 29,
For the years ended*    1999    1998      1997     1996      1995      1995
[S]                     [C]     [C]        [C]     [C]       [C]       [C]
-------------------------------------------------------------------------------
Operating Results
Revenues:
 Commissions       $   70,629   $61,010  $52,987  $42,711   $34,941  $31,889
 Principal
   transactions        71,973    70,157   61,179   60,539    44,183   43,198
 Investment banking    31,861    30,544   19,636   19,558    16,311   14,625
 Investment (losses)   (5,378)    1,903    2,056    2,899       638
   gains
 Fees and other        18,062    14,255   11,640   10,244     7,530    7,214
------------------------------------------------------------------------------
 Operating revenues   187,147   177,869  147,498  135,951   103,603   96,926
 Interest income       61,551    48,697   45,474   32,240    28,075   26,173
------------------------------------------------------------------------------
 Total revenues       248,698   226,566  192,972  168,191   131,678  123,099
 Interest expense      51,931    39,946   38,615   26,030    21,985   19,904
------------------------------------------------------------------------------
Net Revenues          196,767   186,620  154,357  142,161   109,693  103,195
------------------------------------------------------------------------------

Expenses (excluding interest):
 Compensation and     143,776   130,169  105,080   95,691    74,596   71,064
   benefits
 Clearing, settlement and
   brokaerage costs     4,970     4,347    3,358    2,868     2,378    2,258
 Communications and
   data processing     14,151    13,852   12,872   10,897     8,244    7,794
 Occupancy and
   depreciation        13,376    13,420   13,203    8,527     6,909    6,660
 Selling                9,527     7,863    8,027    7,246     5,231    4,817
 Other                 10,194     9,837    8,915    7,840     5,912    5,382
-------------------------------------------------------------------------------
 Total expenses       195,994   179,488  151,455  133,069   103,270   97,975
   (excl. interest)
------------------------------------------------------------------------------
Income before income
  taxes                   773     7,132    2,902    9,092     6,423    5,220
Income tax expense        360     2,794    1,251    3,592     2,363    1,870
------------------------------------------------------------------------------
Income before
  extraordinary gain      413     4,338    1,651    5,500     4,060    3,350
Extraordinary gain,
  net of $225  taxes                         305
------------------------------------------------------------------------------
Net income         $      413 $  4,338  $  1,956 $  5,500  $  4,060 $  3,350
===============================================================================
Per Common Share:**
 Earnings-basic    $     0.06 $   0.60  $   0.28 $   0.83  $   0.61 $   0.50
 Cash dividend           0.20     0.20      0.20     0.20      0.20     0.20
 Book value              6.99     6.67      6.29     6.21      5.61     5.42
-------------------------------------------------------------------------------
Financial Condition:
 Total assets      $1,008,134 $842,898  $831,921 $675,785  $510,081 $543,255
 Notes payable          5,480    4,750     7,271    4,583     1,641    1,791
 Obligations under
   capitalized leases   4,917    3,688     3,088    1,426
 Subordinated debt      7,500    7,500     7,500    5,000
 Stockholders' equity  53,116   48,408    44,548   42,274    37,558   36,192
-----------------------------------------------------------------------------
   *In July 1996, the Company changed its fiscal year end to a calendar year end. As a result, the selected financial data provides information for the
    12-month periods ending December 31, 1999, 1998, 1997, 1996, 1995 and
                            September 29, 1995.
 **All per share figures have been restated for all common stock dividends paid.

                        FIRST ALBANY COMPANIES INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ----------------------------------------------------------------
Results of Operations.
----------------------

BUSINESS ENVIRONMENT
--------------------

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

   1999 was the fifth year the stock market registered remarkable double-digit returns. Stock prices, as measured by the S&P 500, returned 21% and the Dow Industrial Average rose from 9,181 to 11,497. However, many well diversified investors did not experience these returns. In reality, 64% of all stocks on the NYSE declined an average of 28% and 50% of NASDAQ stocks lost an average of 32% in 1999. The market was driven by the technology sector which posted a significant gain of 78.2%. Meanwhile, the U.S. bond market experienced its second worst year in two decades in response to ongoing concerns for inflation. Bonds, as measured by the Lehman Brothers Government/Corporate Index, posted a return of -2.2%.

                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

RESULTS OF OPERATIONS
===============================================================================

                                                         1999 vs.
                                Twelve Months Ended      1998       Percentage
                            December 31,  December 31,   Increase    Increase
(In thousands of dollars)       1999         1998       (Decrease)  (Decrease)
-------------------------------------------------------------------------------
Revenues:
 Commissions                 $ 70,629      $61,010        $9,619       16%
 Principal transactions        71,973       70,157         1,816        3%
 Investment banking            31,861       30,544         1,317        4%
 Investment (losses) gains     (5,378)       1,903        (7,281)    (383%)
 Fees and other                18,062       14,255         3,807       27%
-------------------------------------------------------------------------------
Operating revenues            187,147      177,869         9,278        5%
 Interest income               61,551       48,697        12,854       26%
-------------------------------------------------------------------------------
Total revenues                248,698      226,566        22,132       10%
 Interest expense              51,931       39,946        11,985       30%
-------------------------------------------------------------------------------
Net revenues                  196,767      186,620        10,147        5%
-------------------------------------------------------------------------------

Expenses (excluding interest):
 Compensation and benefits    143,776      130,169        13,607       10%
 Clearing, settlement and
   brokerage cost               4,970        4,347           623       14%
 Communications and
   data processing             14,151       13,852           299        2%
 Occupancy and depreciation    13,376       13,420           (44)       0%
 Selling                        9,527        7,863         1,664       21%
 Other                         10,194        9,837           357        4%
------------------------------------------------------------------------------
Total expenses
  (excluding interest)        195,994      179,488        16,506        9%
-------------------------------------------------------------------------------
Income before income taxes        773        7,132        (6,359)     (89%)
 Income tax expense               360        2,794        (2,434)     (87%)
-------------------------------------------------------------------------------
Net income                    $   413      $ 4,338       $(3,925)     (90%)
===============================================================================

Net interest income:
 Interest income              $61,551      $48,697       $12,854       26%
 Interest expense              51,931       39,946        11,985       30%
-------------------------------------------------------------------------------
Net interest income           $ 9,620      $ 8,751       $   869       10%
===============================================================================


                       FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Calendar Year 1999 Compared with Calendar Year 1998

Net Income
----------

      For the year ended December 31, 1999, the Company reported record net revenues of $196.8 million, compared to $186.6 million in 1998, resulting in a net income of $413 thousand ($0.06 basic earnings per share and $0.05 dilutive earnings per share) and $4.3 million ($0.60 basic earnings per share and $0.55 dilutive earnings per share), respectively.

     For the year ended December 31, 1999, First Albany Corporation had pre-tax profit of $8.1 million on net revenues of $201.2 million compared to pre-tax profit of $6.6 million on net revenues of $184.0 million for the same period in 1998. During the year, the earnings at First Albany Corporation were offset by a pre-tax loss at First Albany Companies Inc., (the "Parent Company"), of $7.2 million, which compares to a pre-tax profit of $0.5 million for the same period of 1998. The losses at the Parent Company are primarily the result of a decline in book value of First Albany Companies Inc.'s investment portfolio.

     A portion of the Parent Company's investment portfolio is accounted for at market value while the remainder is accounted for under the equity method. While the book value of the Parent Company's investment portfolio decreased $7.3 million (see Note 6), the aggregate market value of the investment portfolio increased by $70 million, from $26.1 million at December 31, 1998, to $96.1 million at December 31, 1999, which was driven by an increase in the market value of Mechanical Technology Inc. (NASDAQ: MKTY).
The Parent Company accounts for Mechanical Technology Inc. under the equity method of accounting as a result of owning in excess of 20% (approximately 33%) of the shares outstanding, and therefore does not recognize changes in the market value of this investment in the income statement. Furthermore, changes in the value of the Company's investment portfolio could positively or negatively impact the financial results of future periods.

Commissions
-----------

   Commission revenues increased $9.6 million or 16% in calendar 1999 reflecting active trading in all major markets. Revenues from listed stocks and over-the-counter agency stock commissions increased $9.5 million or 24% while revenues from mutual funds, options and other increased $0.1 million.

Principal Transactions
----------------------

   Principal transactions increased $1.8 million or 3% in calendar 1999. This was composed of an increase in municipal securities of $4.0 million, a decrease in corporate fixed income of $0.4 million and a decrease in equity securities of $1.8 million.

Investment Banking
------------------

   Investment banking increased $1.3 million or 4% in calendar 1999 compared to the comparable period in 1998. Revenues from corporate underwritings increased $3.1 million while municipal underwriting revenues decreased $1.8 million.

Investment (losses) gains
-------------------------

   Investment (losses) gains decreased $7.3 million in calendar 1999. This decrease was due primarily to a decline in the book value of the investment portfolio held at First Albany Companies Inc., the Parent Company.

Fees and Other
--------------

   Fees and other revenues increased $3.8 million or 27% in calendar 1999 resulting partially from the Company's focus to increase fee-based revenue.

                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)


Compensation and Benefits
-------------------------

  Compensation and benefits increased $13.6 million or 10% in calendar 1999 compared to the same period of 1998, attributed primarily to a 9% increase in net revenues at First Albany Corporation.

Selling Expense
---------------

  Selling expense increased $1.7 million or 21% in calendar 1999 mainly reflecting greater promotional-related activity.

Income Taxes
------------

  Income taxes decreased $2.4 million in calendar 1999 due primarily to a decrease in pre-tax earnings.

Equity Investments
------------------

  At December 31, 1999, the Company owned approximately 3,917,000 common shares (33% of the shares outstanding) of Mechanical Technology Incorporated
(MTI). The Company's investment in MTI is recorded under the equity method and approximated $9.8 million, which included goodwill of approximately $494,000, which is being amortized over 10 years. For the years ended December 31, 1999 and 1998, the Company's equity in MTI's net (loss) income, recorded on a one-quarter delay basis, was ($3.6 million) and ($1.5 million), respectively. For the three-month period ended December 31, 1999, MTI reported an unaudited loss of approximately $1.8 million. The Company's equity in MTI's net loss, was a loss of $596,000, and will be recorded in the quarter ending March 31, 2000.

  During 1999, Plug Power, Inc. (formerly a joint venture between MTI and Edison Development Corp.) issued membership interests, prior to Plug Power's initial public offering, to new investors with a recorded value of $50.6 million. As a result, MTI recorded its proportionate share of this increase in Plug Power's equity as investment in Plug Power and additional paid-in-capital. Accordingly, the Company has recorded through December 31, 1999 its proportionate share ($5.0 million) of this increase in MTI's equity as an increase in its investment in MTI. The Company also recorded an increase in additional paid-in-capital of $2.9 million (net of deferred taxes) as a result of this transaction.

 During MTI's first fiscal quarter 2000, Plug Power, Inc. issued common stock in an initial public offering. Plug Power's shareholders' equity increased $178.8 million primarily due to cash investments by individuals and corporate investors, including MTI, and the public offering. As a result, MTI recorded its proportionate share of this increase in Plug Power's equity as an increase it its investment in Plug Power and additional paid-in-capital, net of deferred taxes. Accordingly, the Company will record in the March 31, 2000 quarter its proportionate share (approximately $8.9 million) of this increase in MTI's equity as an increase in its investment in MTI. The Company will also record in the March 31, 2000 quarter an increase in additional paid-in-capital of approximately $5.2 million (net of deferred taxes) as a result of this transaction.

 MTI distributed to holders of record of shares of its common stock as of the close of business on June 4, 1999 (the "Record Date"), non transferable subscription rights to purchase additional shares of common stock at an exercise price of $16.00 per share (the "Rights Offering"). One right was granted for each sixteen shares of common stock held on the Record Date. The rights expired July 9, 1999. First Albany Companies Inc. exercised rights for a total of 251,004 shares of MTI common stock during the month of July, 1999.

  At December 31, 1999, the aggregate market value of the Company's shares in MTI was $91,072,000. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment.


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

===============================================================================
                                                         1998 vs.
                                Twelve Months Ended      1997       Percentage
                            December 31,   December 31,  Increase    Increase
(In thousands of dollars)      1998           1997       (Decrease) (Decrease)
-------------------------------------------------------------------------------
Revenues:
 Commissions                  $61,010       $52,987      $ 8,023       15%
 Principal transactions        70,157        61,179        8,978       15%
 Investment banking            30,544        19,636       10,908       56%
 Investment gains               1,903         2,056         (153)      (7%)
 Fees and other                14,255        11,640        2,615       22%
-------------------------------------------------------------------------------
Operating revenues            177,869       147,498       30,371       21%
 Interest income               48,697        45,474        3,223        7%
-------------------------------------------------------------------------------
Total revenues                226,566       192,972       33,594       17%
 Interest expense              39,946        38,615        1,331        3%
-------------------------------------------------------------------------------
Net revenues                  186,620       154,357       32,263       21%

Expenses (excluding interest):
 Compensation and benefits    130,169       105,080       25,089       24%
 Clearing, settlement and
   brokerage cost               4,347         3,358          989       29%
 Communications and
   data processing             13,852        12,872          980        8%
 Occupancy and depreciation    13,420        13,203          217        2%
 Selling                        7,863         8,027         (164)      (2%)
 Other                          9,837         8,915          922       10%
-------------------------------------------------------------------------------
Total expenses
  (excluding interest)        179,488       151,455       28,033       19%
-------------------------------------------------------------------------------
Income before income taxes      7,132         2,902        4,230      146%
 Income tax expense             2,794         1,251        1,543      123%
-------------------------------------------------------------------------------
Income before extraordinary
   items                        4,338         1,651        2,687      163%
 Extraordinary gain,
   net of $225 taxes                            305         (305)    (100%)
-------------------------------------------------------------------------------
Net income                    $ 4,338       $ 1,956      $ 2,382      122%
===============================================================================

Net interest income:
 Interest income              $48,697       $45,474      $ 3,223        7%
 Interest expense              39,946        38,615        1,331        3%
-------------------------------------------------------------------------------
Net interest income           $ 8,751       $ 6,859      $ 1,892       28%
===============================================================================


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Calendar Year 1998 Compared with Calendar Year 1997

Net Income
----------

  Net income for the calendar year ended December 31, 1998 was $4.3 million or $0.60 basic earnings per share compared to $2.0 million or $0.28 basic earnings per share a year ago. This year's net revenue gains reflect an increase in each of the Company's divisions. Net revenues in the Company's Institutional Division were up 33% compared to the same period last year (taxable fixed income had an increase of over 60%, equities increased 30% while municipals increased 14%), while the Private Client Group's net revenues increased 13%.

Commissions
-----------

  Commission revenues increased $8.0 million or 15% in calendar 1998 reflecting active trading in all major markets. Revenues from listed stocks and over-the-counter agency stock commissions increased $5.5 million or 15% with mutual fund commission revenues increasing $2.5 million or 16%.

Principal Transactions
----------------------

  Principal transactions increased $9.0 million or 15% in calendar 1998. This was composed of an increase in taxable fixed income of $10.6 million partially due to increased opportunity in international markets, an increase in investment income of $0.9 million, and a decrease in municipal bonds of $2.5 million, with equity securities remaining stable.

Investment Banking
------------------

  Investment banking increased $10.9 million or 56% in calendar 1998, primarily due to favorable market conditions during this period. Revenues from selling concessions increased $5.1 million (equities increased $0.5 million, municipals increased $3.1 million and taxable fixed income increased $1.5 million), underwriting fees increased $1.1 million (equities increased $0.5 million and municipals increased $0.6 million), and investment banking fees increased $4.7 million (equities increased $2.6 million and municipals increased $2.1 million).

Fees and Other
--------------

  Fees and other revenues increased $2.6 million or 22% in calendar 1998 resulting partially from the Company's focus to increase fee based revenue.

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


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)


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

Income Taxes
------------

  Income taxes increased $1.5 million in calendar 1998 due primarily to an increase in pre-tax earnings.

Equity Investments
------------------

  At December 31, 1998, the Company owned approximately 2,444,000 common shares (34% of the shares outstanding) of Mechanical Technology Incorporated
(MTI). The Company's investment in MTI is recorded under the equity method and approximated $4,487,000, which included goodwill of approximately $700,000, which is being amortized over 10 years. For the years ended December 31, 1998, and 1997, the Company's equity in MTI's net (loss)income, recorded on a one-quarter delay basis, was ($1,488,000) and $1,168,000, respectively. For the three month period ended December 31, 1998, MTI reported an unaudited loss of approximately $1.6 million. The Company's equity in MTI's net loss, was a loss of $544,000, and will be recorded in the quarter ending March 31, 1999.

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

                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

===============================================================================
                                                          1997 vs.
                                 Twelve Months Ended      1996      Percentage
                              December 31,  December 31,  Increase  Increase
(In thousands of dollars)         1997         1996      (Decrease) (Decrease)
-------------------------------------------------------------------------------
Revenues:
 Commissions                    $52,987      $42,711       $10,276     24%
 Principal transactions          61,179       60,539           640      1%
 Investment banking              19,636       19,558            78      0%
 Investment gains                 2,056        2,899          (843)   (29%)
 Fees and other                  11,640       10,244         1,396     14%
-------------------------------------------------------------------------------
Operating revenues              147,498      135,951        11,547      9%
 Interest income                 45,474       32,240        13,234     41%
-------------------------------------------------------------------------------
Total revenues                  192,972      168,191        24,781     15%
 Interest expense                38,615       26,030        12,585     48%
-------------------------------------------------------------------------------
Net revenues                    154,357      142,161        12,196      9%
-------------------------------------------------------------------------------

Expenses (excluding interest):
 Compensation and benefits      105,080       95,691         9,389     10%
 Clearing, settlement and
   brokerage cost                 3,358        2,868           490     17%
 Communications and
   data processing               12,872       10,897         1,975     18%
 Occupancy and depreciation      13,203        8,527         4,676     55%
 Selling                          8,027        7,246           781     11%
 Other                            8,915        7,840         1,075     14%
-------------------------------------------------------------------------------
Total expenses
    (excluding interest)        151,455      133,069        18,386     14%
-------------------------------------------------------------------------------
Income before income taxes        2,902        9,092        (6,190)   (68%)
 Income tax expense               1,251        3,592        (2,341)   (65%)
-------------------------------------------------------------------------------
Income before extraordinary
    items                         1,651        5,500        (3,849)   (70%)
 Extraordinary gain, net of
    $225 taxes                      305                        305
-------------------------------------------------------------------------------
Net income                      $ 1,956      $ 5,500       $(3,544)   (64%)
===============================================================================
Net interest income:
 Interest income                $45,474      $32,240       $13,234     41%
 Interest expense                38,615       26,030        12,585     48%
-------------------------------------------------------------------------------
Net interest income             $ 6,859      $ 6,210       $   649     10%
===============================================================================


                       FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

Calendar Year 1997 Compared with Calendar Year 1996

Net Income
----------

 Net income for the calendar year ended December 31, 1997, was $2.0 million or $0.28 basic earnings per share compared to $5.5 million or $0.83 basic earnings per share a year ago. This year's increase in net revenues of $12.2 million primarily reflects increases in the Company's Private Client Group. Although earnings continued to improve throughout 1997, earnings remain negatively impacted by our investment in people and technology. In the fourth quarter of calendar 1997, we began to see progress from our cost-reduction efforts with a 5% decrease in non compensation-related expenses over the previous quarter.

Commissions
-----------

  Commission revenues increased $10.3 million or 24% in calendar 1997 reflecting active trading in all major markets. Revenues from listed stocks and over-the-counter agency stock commissions increased $5.6 million or 20%, with mutual fund commission revenues increasing $3.6 million or 29% and options commissions increasing $1.0 million or 50%.

Principal Transactions
----------------------

  Principal transactions remained stable in calendar 1997. Taxable fixed income increased $2.4 million, municipal bonds increased $2.1 million, equities decreased $3.8 million, and investment income decreased $0.9 million.

Investment Banking
------------------

  Investment banking revenues remained stable in calendar 1997. Revenues from investment banking fees increased $2.3 million (municipal finance fees increased $1.6 million while corporate finance fees increased $0.7 million). Selling concessions were down $1.8 million (municipals were the same as the prior year, equities decreased $1.4 million and taxable fixed income decreased $0.4 million), and underwriting fees decreased $0.4 million (municipals increased $0.5 million and equities decreased $0.9 million).

Investment gains
----------------

  Investment gains decreased $0.8 million or 29% in calendar 1997. This decrease was due primarily to a decline in the book value of the investment portfolio held at First Albany Companies Inc., the Parent Company.

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

Communications and Data Processing
----------------------------------

  Communications and data processing increased  $2.0 million or 18% in
calendar 1997.   Communications expense increased $1.5 million due mainly to the Company's upgrade in technology and increased headcount. Data processing expense increased $0.5 million due in most part to a greater number of transactions.

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

                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, are liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing payables to customers, payables to brokers and dealers secured by loaned securities, and bank lines-of-credit. Securities borrowed and securities loaned along with receivables from customers and payables to customers will fluctuate primarily due to the current level of business activity in these areas. Securities owned will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions. Short-term bank loans and securities loaned, net, are a source of financing for the Company and will fluctuate accordingly. Receivables from others and payables to others will fluctuate primarily due to the change in the adjustment to record securities owned on a trade date basis.

   At fiscal year-end 1999, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

   Management believes that funds provided by operations and a variety of bank lines-of-credit-totaling $345 million of which approximately $172 million was unused as of December 31, 1999,-will provide sufficient resources to meet present and reasonably, foreseeable short-term financial needs.

   During 1999, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, as well as declared and issued two 5% common stock dividends.

   In January 2000, subsequent to the period reflected in this report, the Company declared the regular quarterly cash dividend of $0.05 per share payable on February 24, 2000, to shareholders of record on February 10, 2000.

 Management believes that funds provided by operations will be sufficient to fund the acquisition of office equipment, leasehold improvements, and other long-term requirements.

Year 2000
---------

 The Year 2000 Issue (Y2K) concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g., "98" for "1998"). Software so developed and not corrected could produce inaccurate or unpredictable results commencing January 1, 2000, when current and future dates present a lower two-digit year number than dates in the prior century. The Company, similar to most firms in the securities industry, is significantly subject to the potential impact of the Y2K due to the nature of the industry. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside the Company's ownership, yet with which the Company interfaces either electronically or operationally.

The Project
-----------

 In 1997, the Company initiated a comprehensive project to prepare its internally and externally dependent computer and peripheral systems for the
Year  2000,  and had completed changes to critical systems  in  1999.   The
Company's Year 2000 plan involved many phases:
 . Inventory and assessment
 . Planning, analysis and design
 . Remediation
 . Testing
 . Implementation
 . Post implementation monitoring


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)


Project Results
---------------

 The Company successfully completed its Year 2000 rollover without any mission-critical information system disruptions. The Company is not aware of any Year 2000 related problems with third-party vendors of mission-critical systems or services. However, the Company will continue to monitor its systems carefully and maintain contingency plans with respect to its third-party vendor relationships.

The Costs to Address the Company's Y2K Issues
---------------------------------------------

 The Company estimates that the total cost of the Company's Year 2000 efforts will not exceed $1.2 million. Most of this amount, being hardware purchases, was capitalized, however, independent-verification testing of its internal applications was expensed when incurred. These costs were funded through operating cash flow. All internal remediation was accomplished by utilizing
existing Company personnel.   The Company's Y2K budget did not reflect the
costs of the extensive resource allocation and management from internal sources.

The Risks of the Company's Y2K Issues
-------------------------------------

 Although the Year 2000 transition has passed, there can be no assurance that the Company will not experience any problems related to the Year 2000. If Year 2000 issues are not adequately monitored, the Company could face, among other things, business disruption, operational problems, financial losses, legal liability and similar risks, and the Company's business, results of operations and financial position could be materially adversely affected.

New Accounting Standards
------------------------

 In June 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities, an amendment of SFAS 133," which extended the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company will adopt SFAS 133 in its 2001 fiscal year, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
-------   ----------------------------------------------------------

MARKET RISK

  Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and equity prices, changes in the implied volatility of interest rates and equity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments. The Company's exposure to market risk


                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading.

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

  Following is a discussion of the Company's primary market risk exposures as of December 31, 1999, including a discussion of how those exposures are currently managed.

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

  A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its inventory position. The fair market value of these securities included in the Company's inventory at December 31, 1999 was $112.9 million. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent
decrease in interest rates.   At year end, the potential change in fair
value, assuming this hypothetical decrease, was $4.8 million. The actual risks and results of such adverse effects may differ substantially.

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

  Marketable equity securities included in the Company's inventory at December 31, 1999, which were recorded at a fair value of $7.7 million, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.8 million. The actual risks and results of such adverse effects may differ substantially. The Company's investment portfolio at December 31, 1999, excluding MTI (See Note 6), had a fair market value of $5 million. This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.5 million. Actual results may differ.

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

 The Company purchases debt securities and may have significant positions in its inventory subject to market and credit risk. In order to control these risks, security positions are monitored on at least a daily

                        FIRST ALBANY COMPANIES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS (cont.)

basis. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold. The Company attempts to reduce its exposure to changes in securities valuation with the use of highly liquid municipal bond index futures contracts.

OPERATING RISK

  Operating risk is the potential for loss arising from limitations in the Company's financial systems and controls, deficiencies in legal documentation and the execution of legal and fiduciary responsibilities, deficiencies in
technology and the risk of loss attributable to operational problems.   These
risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In order to reduce or mitigate these risks, the Company has established and maintains an effective internal control environment that incorporates various control mechanisms at different levels throughout the organization and within such departments as Finance and Accounting, Operations, Legal, Compliance and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that the Company's various businesses are operating within established corporate policies and limits.

OTHER RISKS

  Other risks encountered by the Company include political, regulatory and tax risks. These risks reflect the potential impact that changes in local laws, regulatory requirements or tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, the Company seeks to continually review new and pending regulations and legislation and their potential impact on its business.

Item 8.  Financial Statements and Supplementary Data.
------   --------------------------------------------

         Index to Financial Statements and Supplementary Data
         ----------------------------------------------------



                                                               Page

         REPORT OF INDEPENDENT ACCOUNTANTS                      26

         FINANCIAL STATEMENTS:

            Consolidated Statements of Income For the
              Years Ended December 31, 1999, 1998 and 1997      27

            Consolidated Statements of Financial Condition
                as of December 31, 1999 and 1998                28

            Consolidated Statements of Changes in Stockholders'
                Equity for the Years Ended December 31,
                1999, 1998 and 1997                             29

            Consolidated Statements of Cash Flows for the
                Years Ended December 31, 1999, 1998 and 1997    30-31

            Notes to Consolidated Financial Statements          32-47

          SUPPLEMENTARY DATA:

            Selected Quarterly Financial Data (Unaudited)       48

                     Report of Independent Accountants



To the Board of Directors and
Stockholders of First Albany Companies Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 50 present fairly, in all material respects, the financial position of First Albany Companies Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




   PRICEWATERHOUSECOOPERS L.L.P.


March 3, 2000

                        First Albany Companies Inc.
                     CONSOLIDATED STATEMENTS OF INCOME
            (In thousands of dollars, except per share amounts)


                                    December 31,  December 31,   December 31,
For the years ended                    1999           1998           1997
-------------------------------------------------------------------------------
Revenues:
  Commissions                        $70,629       $61,010         $52,987
  Principal transactions              71,973        70,157          61,179
  Investment banking                  31,861        30,544          19,636
  Investment (losses) gains           (5,378)        1,903           2,056
  Interest                            61,551        48,697          45,474
  Fees and other                      18,062        14,255          11,640
-------------------------------------------------------------------------------
Total revenues                       248,698       226,566         192,972
  Interest expense                    51,931        39,946          38,615
-------------------------------------------------------------------------------
Net revenues                         196,767       186,620         154,357
-------------------------------------------------------------------------------

Expenses (excluding interest):
   Compensation and benefits         143,776       130,169         105,080
   Clearing, settlement and
     brokerage costs                   4,970         4,347           3,358
   Communications and data
     processing                       14,151        13,852          12,872
   Occupancy and depreciation         13,376        13,420          13,203
   Selling                             9,527         7,863           8,027
   Other                              10,194         9,837           8,915
-------------------------------------------------------------------------------
Total expenses (excluding interest)  195,994       179,488         151,455
-------------------------------------------------------------------------------
Income before income taxes               773         7,132           2,902
 Income tax expense                      360         2,794           1,251
-------------------------------------------------------------------------------
Income before extraordinary items        413         4,338           1,651
  Extraordinary gain, net of $225 taxes                                305
-------------------------------------------------------------------------------
Net income                           $   413       $ 4,338         $ 1,956
===============================================================================
Basic earnings per share:
  Income before extraordinary items  $  0.06       $  0.60         $  0.23
  Extraordinary gain                    0.00          0.00            0.05
-------------------------------------------------------------------------------
Net income                           $  0.06       $  0.60         $  0.28
===============================================================================

Dilutive earnings per share:
  Income before extraordinary items  $  0.05       $  0.55         $  0.22
  Extraordinary gain                    0.00          0.00            0.04
-------------------------------------------------------------------------------
Net income                           $  0.05       $  0.55         $  0.26
===============================================================================

*All per share figures have been restated to reflect all stock dividends paid.


                  The accompanying notes are an integral
              part of the consolidated financial statements.

                        First Albany Companies Inc.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (In thousands of dollars)

                                                  December 31, December 31,
As of                                                 1999        1998
-------------------------------------------------------------------------------
Assets
  Cash                                           $    1,912    $  1,424
  Securities purchased under agreement to resell     26,822       1,631
  Securities borrowed                               474,177     470,693
  Receivables from:
   Brokers, dealers and clearing agencies             8,193       6,434
   Customers                                        251,374     194,401
   Others                                            39,815      11,367
  Securities owned                                  158,047     118,370
  Investments                                        14,778      10,719
  Office equipment and leasehold
    improvements, net                                10,515      11,390
  Other assets                                       22,501      16,469
-------------------------------------------------------------------------------
Total Assets                                     $1,008,134    $842,898
===============================================================================
Liabilities and Stockholders' Equity
Liabilities
  Short-term bank loans                          $  172,534    $104,679
  Securities loaned                                 596,340     565,571
  Payables to:
   Brokers, dealers and clearing agencies             9,452       4,862
   Customers                                         59,957      48,467
   Others                                            19,613      17,742
  Securities sold but not yet purchased              37,521       2,814
  Accounts payable                                    3,214       4,970
  Accrued compensation                               30,131      23,584
  Accrued expenses                                    8,359       5,863
  Notes payable                                       5,480       4,750
  Obligations under capitalized leases                4,917       3,688
-------------------------------------------------------------------------------
Total Liabilities                                   947,518     786,990
-------------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                                     7,500       7,500
-------------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock; $1.00 par value;
    authorized 500,000 shares; none issued
  Common stock; $.01 par value; authorized
    10,000,000 shares; issued 7,639,638
    and 6,584,464 respectively                           76          66
  Additional paid-in capital                         58,314      41,195
  Unearned compensation                              (2,353)       (841)
  Deferred compensation                               1,184
  Retained (deficit)/earnings                        (2,920)      8,001
  Treasury stock at cost                             (1,185)        (13)
-------------------------------------------------------------------------------
Total Stockholders' Equity                           53,116      48,408
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity       $1,008,134    $842,898
===============================================================================

                 The accompanying notes are an integral
              part of the consolidated financial statements.

                       First Albany Companies Inc.
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Years Ended December 31, 1999, 1998 and 1997
           (In thousands of dollars except for number of shares)

                     Common Stock   Additional
                         Issue       Paid-In   Unearned     Deferred   Retained     Treasury Stock
                   Shares   Amount  Capital Compensation Compensation Earnings    Shares     Amount
------------------------------------------------------------------------------------------------------
Balance
 December 31,
    1996          5,390,594   $ 54   $26,135     ($  544)   $          $18,556   (311,809)   ($1,927)
  Issuance of
    restricted stock                     475        (509)                  (39)    51,411        287
  Amortization of
    unearned compensation                            295
  Stock dividends
    declared        552,787      5     7,172                            (7,177)   (21,765)
  Cash dividends paid                                                   (1,072)
  Options exercised                                                       (154)   172,884      1,035
  Net Income                                                             1,956
-------------------------------------------------------------------------------------------------------
Balance
 December 31,
    1997          5,943,381     59    33,782        (758)               12,070   (109,279)      (605)
  Issuance of
    restricted stock                    (572)       (634)                  132     33,059        178
  Amortization of
    unearned compensation                            551
  Stock dividends
    declared        609,176      6     7,500                            (7,506)    (4,689)
  Cash dividends paid                                                   (1,165)
  Options
    exercised        31,907      1       243                               132     67,136        354
  Treasury stock sold                    102                                       10,965         60
  Non-employee options                   140
  Net income                                                             4,338
-------------------------------------------------------------------------------------------------------
Balance
 December 31,
    1998          6,584,464     66    41,195        (841)                8,001     (2,808)       (13)
  Issuance of restricted
    stock            23,571            2,394      (2,309)                         100,150         12
  Amortization of
    unearned compensation                            797
  Stock dividends
    declared        699,131      7     9,961                            (9,968)    (9,850)
  Cash dividends paid                                                   (1,366)
  Options exercised  32,472              608                                       68,957          1
  Stock issued to
    treasury        300,000      3                                               (300,000)        (3)
  Non-employee options                    73
  Employee stock trust
    (Note 11)                          1,184                   1,184                          (1,182)
  MTI investment (Note6)               2,899
  Net income                                                               413
-------------------------------------------------------------------------------------------------------
Balance
 December 31,
    1999          7,639,638   $ 76   $58,314     ($2,353)     $1,184  ($ 2,920)  (143,551)   ($1,185)
=======================================================================================================

                The accompanying notes are an integral
              part of the consolidated financial statements.

                        First Albany Companies Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)

                                             Dec. 31,    Dec. 31,    Dec. 31,
For the years ended                            1999        1998        1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                  $   413     $ 4,338     $ 1,956
 Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
   Depreciation and amortization               4,425       4,429       4,562
   Deferred compensation                       1,184
   Deferred income taxes                      (3,835)       (901)      2,251
   Undistributed earnings of affiliate         3,629       1,488      (1,168)
   Unrealized investment losses (gains)        2,252      (2,916)       (117)
   Realized gains on sale of investments                    (475)       (770)
   Loss on sale of fixed assets                  131          60
   Services provided in exchange for
     common stock                                959         637         509
(Increase) decrease in operating assets:
 Securities purchased under agreement to
   resell                                    (25,191)      3,668      (2,430)
 Net receivables from customers              (45,483)    (12,139)    (53,839)
 Net receivables from others                 (27,644)    (27,008)    (10,850)
 Securities owned, net                        (4,970)     (2,880)     33,403
 Other assets                                 (4,316)      3,119     (17,589)
Increase (decrease) in operating liabilities:
 Securities loaned, net                       27,285      15,817      73,388
 Net payables to brokers, dealers,
  and clearing agencies                        2,831        (106)     (2,760)
 Accounts payable and accrued expenses         7,287      11,120       4,098
-------------------------------------------------------------------------------
Net cash (used in) provided by
  operating activities                       (61,043)     (1,749)     30,644
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of furniture, equipment,
   and leaseholds                               (788)       (226)     (2,682)
 Purchases of investments                     (5,016)     (2,444)        (15)
 Proceeds from sale of investments                           570       1,045
-------------------------------------------------------------------------------
Net cash used in investing activities         (5,804)     (2,100)     (1,652)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds (payments) of short-term bank
   loans, net                                 67,855       4,977     (35,010)
 Proceeds from subordinated debt                                       2,500
 Proceeds of notes payable                     4,400                   5,000
 Payments of notes payable                    (3,670)     (2,521)     (2,312)
 Payments of obligations under capitalized
   leases                                     (1,570)       (912)       (425)
 Securities sold under agreement to repurchase              (891)        891
 Payments for purchases of common stock          147
 Proceeds from issuance of common stock
   from treasury                                 472         892         881
 Net increase (decrease) from borrowing
   under line-of-credit agreements             1,067       3,942      (2,499)
 Dividends paid                               (1,366)     (1,165)     (1,072)
-------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       67,335       4,322     (32,046)
-------------------------------------------------------------------------------

                The accompanying notes are an integral
              part of the consolidated financial statements.

                        First Albany Companies Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (continued)

                                              Dec. 31,   Dec. 31,    Dec. 31,
For the years ended                             1999       1998        1997
-------------------------------------------------------------------------------
Increase (decrease) in cash                      488        473       (3,054)
Cash at beginning of the period                1,424        951        4,005
-------------------------------------------------------------------------------
Cash at the end of the period                $ 1,912    $ 1,424      $   951
===============================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Income tax payments                        $ 5,357    $   956      $   681
  Interest payments                          $50,109    $39,837      $39,808


In 1999, 1998 and 1997, the Company entered into capital leases for office and computer equipment totaling approximately $2,798,000, $1,513,000 and $2,087,000, respectively.

Additionally during 1999 the Company increased its investment in MTI by $5,019,000 and increased paid-in-capital by $2,899,000 and deferred income taxes by $2,120,000. (See Note 6)

                  The accompanying notes are an integral
              part of the consolidated financial statements.

                      First Albany Companies Inc.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Organization and Nature of Business
-----------------------------------

 The consolidated financial statements include the accounts of First Albany Companies Inc. and its wholly-owned subsidiaries (the "Company"). First Albany Corporation (the "Corporation") is the Company's principal subsidiary and a registered broker-dealer. The Corporation is registered with the Securities and Exchange Commission ("SEC") and is a member of various exchanges and the National Association of Securities Dealers, Inc. The Corporation's primary business includes securities brokerage for individual and institutional customers and market-making and trading of corporate, government, and municipal securities. In addition, the Corporation underwrites and distributes municipal and corporate securities, provides securities clearance activities for other brokerage firms, and offers financial advisory services to its customers. Another of the Company's subsidiaries is First Albany Asset Management Corporation ("FAAM"). Under management agreements, FAAM serves as investment manager to individual and institutional customers. FAAM directs the investment of customer assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and continuous supervision of the portfolios. First Albany Enterprise Funding, Inc. ("FAEF") is also a subsidiary of the Company formed in 1998 as a private equity investment company whose business is to provide venture capital and merchant banking services to firms in the high technology sector. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Securities Transactions
-----------------------

    Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables from or Payables to others on the Statement of Financial Condition. Profit and loss arising from all securities transactions entered for the account and risk of the Company are recorded on trade date. Customers' securities transactions are reported on a settlement date basis (normally the third business day following the transaction) with related commission income and expenses reported on a trade-date basis.

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

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Resale and Repurchase Agreements
--------------------------------

  Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. It is the policy of the Company to obtain possession or control of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate. At December 31, 1999 and December 31, 1998, the Company had entered into resale agreements in the amounts of $26,822,000 and $1,631,000, respectively. At December 31, 1999, and December 31, 1998, the Company had not entered into repurchase agreements with counterparties.

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

Office Equipment and Leasehold Improvements
-------------------------------------------

    Office equipment and leasehold improvements are stated at cost less accumulated depreciation of $23,439,000 at December 31, 1999 and $19,916,000 at December 31, 1998. Depreciation is provided on a straight-line basis over the shorter of the estimated useful life of the asset (3 to 5 years) or the term of the lease.

Securities Issued for Services
------------------------------

 The Company accounts for stock and options issued for services by reference to the fair market value of the Company's stock on the date of stock issuance or option grant. Compensation expense is recorded for the fair market value of the stock issued, or in the case of options, for the difference between the stock's fair

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

market value on the date of the grant and the option exercise price. In the event that recipients are required to render future services to obtain full rights in the securities received, the compensation expense so recorded is deferred and amortized as a charge to income over the period that such rights vest to the recipient.

Reclassification
----------------

 Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

Earnings per Common Share
-------------------------

   Basic earnings per share is computed based upon weighted-average shares outstanding. Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period.

                             December 31, December 31, December 31,
                                1999         1998       1997
--------------------------------------------------------------------
  Net Income                   $  413       $4,338       $1,956
--------------------------------------------------------------------
Weighted average shares
 for basic EPS                  7,300        7,177        6,966
Effect of dilutive common
  equivalent shares               949          704          679
--------------------------------------------------------------------
Weighted average shares
  and dilutive common
  equivalent shares for
  dilutive EPS                  8,249        7,881        7,645
--------------------------------------------------------------------

Basic EPS                      $ 0.06       $ 0.60       $ 0.28
Dilutive EPS                   $ 0.05       $ 0.55       $ 0.26
====================================================================

 All per share figures have been restated for all stock dividends declared.


NOTE 2. Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

  Amounts receivable from and payable to brokers, dealers, and clearing agencies, other than correspondents, consists of the following:

     =========================================================
     (In thousands of dollars)       December 31, December 31,
                                         1999        1998
     ---------------------------------------------------------
     Securities failed to deliver       $8,193      $6,434
     ---------------------------------------------------------
     Total receivables                  $8,193      $6,434
     =========================================================

     Securities failed to receive       $9,449      $4,862
     Payable to clearing organizations       3
     ---------------------------------------------------------
     Total payables                     $9,452      $4,862
     =========================================================

NOTE 3. Receivables From and Payables To Customers

  Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements. Total unsecured and partly secured customer receivables were $288,000 and $333,000

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

as of December 31, 1999 and December 31, 1998, respectively. An allowance for doubtful accounts was recorded for $288,000 and $305,000 as of December 31, 1999 and December 31, 1998 respectively.


NOTE 4. Receivables from Others

  Amounts receivables from others as of:

=======================================================================
(In thousands of dollars)               December 31,  December 31,
                                            1999         1998
-----------------------------------------------------------------------
Adjustment to record securities
   on a trade date basis, net             $28,552      $  3,773
  Others                                   11,263         7,594
-----------------------------------------------------------------------
Total                                     $39,815       $11,367
=======================================================================

 Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables from or Payables to others on the Statement of Financial Condition.

NOTE 5. Securities Owned And Sold But Not Yet Purchased

  Securities owned and sold but not yet purchased consisted of the following as of:

=======================================================--=================
(In thousands of dollars)             December 31,      December 31,
                                          1999              1998
--------------------------------------------------------------------------
                                  Sold, but                     Sold, but
                                  not yet                       not yet
                                  Owned    Purchased   Owned    Purchased
----------------------------------------------------------------------------
Marketable Securities
 U.S. Government and federal
      agency obligations         $ 12,885   $26,131    $6,321    $1,626
 State and municipal bonds        111,855     3,080    85,836        54
 Corporate obligations             19,577     2,249    21,434        10
 Corporate stocks                  12,646     6,061     3,898     1,124
Not readily marketable
      securities
 Investment securities with
      no publicly quoted market       187                 187
 Investment securities subject
      to restrictions                 897                 694
----------------------------------------------------------------------------
Total                            $158,047   $37,521  $118,370    $2,814
============================================================================

 Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions or conditions applicable to the securities or to the Company.

NOTE 6. Investments

 First Albany Companies Inc, the Parent Company holds various investments in its portfolio. Mechanical Technology Incorporated (MTI) and META Group, Inc are the two major holdings.

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 At December 31, 1999, the Company owned approximately 3,917,000 common shares (33% of the shares outstanding) of MTI. The Company's investment in MTI is recorded under the equity method and approximated $9,798,000, which included goodwill of approximately $494,000, which is being amortized over 10 years.

For the years ended December 31, 1999, 1998 and 1997, the Company's equity in MTI's net (loss)income, recorded on a one-quarter delay basis, was ($3,629,000), ($1,488,000) and $1,168,000, respectively.

 The following presents summarized financial information of MTI for the year ended September 30, 1999:

          ================================================
          Assets                             $ 31,780,000
          Liabilities                           3,994,000
          ------------------------------------------------
          Shareholders' equity               $ 27,786,000
          ================================================
          ================================================
          Net Sales                          $ 12,885,000
          ------------------------------------------------
          Operating loss                       (1,408,000)
          Loss from continuing operations     (10,729,000)
          Income from discontinued operations      41,000
          Net loss                           $(10,688,000)
          ================================================

 At December 31, 1999, the aggregate market value of the Company's shares in MTI was $91,072,000. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment.

 During 1999, Plug Power, Inc. (formerly a joint venture between MTI and Edison Development Corp.) issued membership interests, prior to Plug Power's initial public offering, to new investors with a recorded value of $50.6 million. As a result, MTI recorded its proportionate share of this increase in Plug Power's equity as investment in Plug Power and additional paid-in-capital. Accordingly, the Company has recorded through December 31, 1999 its proportionate share ($5.0 million) of this increase in MTI's equity as an increase in its investments in MTI. The Company also recorded an increase in additional paid-in-capital of $2.9 million (net of deferred taxes) as a result of this transaction.

 For the three month period ended December 31, 1999, MTI reported an unaudited loss of approximately $1.8 million. The Company's equity in MTI's net loss, was a loss of $596,000, and will be recorded in the quarter ending March 31, 2000. During MTI's first fiscal quarter 2000, Plug Power, Inc. issued common stock in an initial public offering. Plug Power's shareholders equity increased $178.8 million primarily due to cash investments by individuals and corporate investors, including MTI, and the public offering. As a result, MTI recorded its proportionate share of this increase in Plug Power's equity as investment in Plug Power and additional paid-in-capital, net of deferred taxes. Accordingly, the Company will record in the March 31, 2000 quarter its proportionate share (approximately $8.9 million) of this increase in MTI's equity as an increase in its investments in MTI. The Company will also record in the March 31, 2000 quarter an increase in additional paid-in-capital of approximately $5.2 million (net of deferred taxes) as a result of this transaction.

 MTI distributed to holders of record of shares of its common stock as of the close of business on June 4, 1999 (the "Record Date"), non transferable subscription rights to purchase additional shares of common stock at an exercise price of $16.00 per share (the "Rights Offering"). One right was granted for each sixteen shares of common stock held on the Record Date. The rights expired July 9, 1999. First Albany Companies Inc. exercised rights for a total of 251,004 shares of MTI common stock during the month of July, 1999.

 At December 31, 1999, the Company owned 209,500 shares of META Group, Inc. The fair market value of this investment was $3,981,000. During the year ended December 31, 1999, the Company has recorded

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

net unrealized losses of $2,252,000 with respect to this investment.
During the year ended December 31, 1998, the Company recorded a realized gain of $475,000 and net unrealized gains of $2,917,000 with respect to this investment. During the year ended December 31, 1997, the Company recorded a realized gain of $770,000 and net unrealized gains of $117,000 with respect to this investment.

NOTE 7. Bank Loans

 Short-term bank loans are made under a variety of bank lines of credit-totaling $345 million of which approximately $172 million was unused as of December 31, 1999,- which are limited to financing securities eligible for collateralization. This includes Company owned securities and certain customer-owned securities purchased on margin, subject to certain regulatory formulas. These loans bear interest at fluctuating rates based primarily on the Federal Funds interest rate. The weighted average interest rates on these loans were 5.5%, 5.3%, and 6.1%, at December 31, 1999, 1998, and 1997,
respectively.

 Short-term bank loans were collateralized by Company-owned securities of $191,608,000 and customers' margin account securities of $59,169,000 at December 31, 1999.

 A note for $1,666,667 is collateralized by fixed assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day London InterBank Offered Rate ("LIBOR") (5.73 plus 2% on December 31, 1999). One of the more significant covenants requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of December 31, 1999, was $5,537,000. The amount of net capital as of December 31, 1999, was $23,242,000. This note matures on March 27, 2001.

 A note for $3,813,333 is payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London Interbank Offered Rate ("LIBOR"). A portion of the proceeds from this note was used to pay off a previous note for $1,489,583. This note matures on April 1, 2004.

 Future annual principal loan repayment requirements as of December 31, 1999, are as follows:

               ==========================
               (In thousands of dollars)
               ==========================
               2000             $ 2,130
               2001               1,297
               2002                 880
               2003                 880
               2004                 293
               -------------------------
               Total            $ 5,480
               =========================

NOTE 8. Obligations under Capitalized Leases

 The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments as of December 31, 1999:

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

             ==============================================
             (In thousands of dollars)
             ----------------------------------------------
             2000                                    $2,329
             2001                                     1,981
             2002                                       986
             2003                                        91
             2004                                        55
             ----------------------------------------------
             Total minimum lease payments             5,442
             Less: amount representing interest         525
             ----------------------------------------------
             Present value of minimum lease payments $4,917
             ==============================================

NOTE 9. Payables To Others

 Amounts payable to others as of:

============================================================================
(In thousands of dollars)                    December 31,   December 31,
                                                 1999           1998
-----------------------------------------------------------------------------
  Borrowing under line-of-credit agreements   $15,802        $ 14,735
  Others                                        3,811           3,007
-----------------------------------------------------------------------------
           Total                              $19,613         $17,742
=============================================================================

NOTE 10. Subordinated Debt

 During 1997, the Company increased its subordinated debt by $2,500,000.
This debt bears interest at 8.75%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 32,687 shares of the Company's stock at $15.30 per share. This right expires December 31, 2002. The Company also has an additional subordinated debt of $5,000,000 that bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002. The lender has the right to exercise stock options on 107,208 shares of the Company's stock at $9.33 per share. This right expires December 31, 2002.

 Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required net capital. The amount of required net capital as of December 31, 1999 was $5,537,000. The amount of net capital as of December 31, 1999 was $23,242,000.

NOTE 11. Stockholders' Equity

Dividends:
  During 1999, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, and also declared and issued two 5% common stock dividends.

  In January 2000, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 24, 2000, to shareholders of record on February 10, 2000.

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

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The rights will expire on March 30, 2008. Each right will entitle the holder to buy one one-hundredth of a newly issued share of preferred stock at an exercise price of $56.00. The rights will become exercisable at such time as any person or group acquires more than 15% of the outstanding shares of common stock of the Company (subject to certain exceptions) or within 10 days following the commencement of a tender offer that will result in any person or group owning such percentage of the outstanding voting shares.

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

Treasury Stock:
  During June 1999, the Company increased its treasury stock holdings by 300,000 shares via issuance of new shares. These additional shares are intended to be used in meeting the Company's obligations for various incentive and deferred compensation plans.

Deferred Compensation and Employee Stock Trust:
  The Company has adopted or may hereafter adopt various nonqualified deferred compensation plans (the "Plan") for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company. Plan participants may elect under the Plan to have the value of their Plan Accounts track the performance of one or more investment benchmarks available under the Plan, including First Albany Companies Common Stock Investment Benchmark, which tracks the performance of First Albany Companies Inc.
common stock ("Company Stock"). During 1999, the Company established a rabbi trust ("Trust"). With respect to the First Albany Companies Common Stock Investment Benchmark, the Company contributes Company Stock to the Trust to meet its related liability under the Plan.

 Assets of the Trust have been consolidated with those of the Company. The value of the Company's stock at the time contributed to the Trust has been classified in stockholders' equity and generally accounted for in a manner similar to treasury stock.

 The deferred compensation arrangement requires the related liability to be settled by delivery of a fixed number of shares of Company Stock.
Accordingly, the related liability is classified in equity under deferred compensation and changes in the fair market value of the amount owed to the participant in the Plan is not recognized.

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

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The components of income taxes are:

   =======================================================================
   (In thousands of dollars)      December 31,  December 31,  December 31,
                                      1999          1998         1997
   -----------------------------------------------------------------------
   Federal
    Current                         $ 2,419       $1,897      $ (956)
    Deferred                         (2,722)        (680)      1,642
   State and local
    Current                           1,779        1,798         181
    Deferred                         (1,116)        (221)        609
   -----------------------------------------------------------------------
     Total income taxes             $   360       $2,794      $1,476
   =======================================================================

 The reasons for the difference between the expected income tax expense using the federal statutory rate and the income tax expense are as follows:

============================================================================
(In thousands of dollars)            December 31,  December 31, December 31,
                                        1999          1998          1997
----------------------------------------------------------------------------
Income taxes
 at federal statutory rate              $263         $2,425       $1,167
State and local income taxes, net of
 federal income taxes                    561          1,118          439
Meals and entertainment                  241            171          169
Tax-exempt interest income, net         (757)          (970)        (405)
Non deductible expenses                   52             50          106
-----------------------------------------------------------------------------
  Total income taxes                    $360         $2,794       $1,476
=============================================================================

 The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

   ==================================================================
   (In thousands of dollars)                December 31, December 31,
                                                1999         1998
   ------------------------------------------------------------------
   Bad debt reserve                          $   132      $   127
   Securities held for investment             (1,812)      (1,842)
   Fixed assets                                1,053          623
   Deferred compensation                       2,381        1,381
   Other                                          82         (168)
   ------------------------------------------------------------------
     Total deferred tax assets (liabilities) $ 1,836      $   121
   ==================================================================

  The Company has not recorded a valuation allowance for deferred tax assets since it has determined that it is more likely than not that deferred tax assets will be fully realized through a combination of future taxable income and income available in carryback years.

NOTE 13. Employee Benefit Plans

  The Company maintains a deferred profit sharing plan (Internal Revenue Code
Section 401(k) Plan) that permits eligible employees to defer a percentage of their compensation. Company contributions to eligible participants may be made at the discretion of the Board of Directors. During the years ended December 31, 1999, 1998 and 1997, the Company contributed $224,000, $297,000 and $107,000 respectively. The Company also maintains an Employee Stock Bonus Plan (Internal Revenue Code Section 401(a)) which permits eligible employees to contribute up to 8% of their compensation on an after-tax basis. The Company makes matching contributions equal to a percentage of each employee's contributions. Company contributions vest in accordance with the Plan and are tax deferred until withdrawal.

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee and Company contributions are invested solely in the common stock of the Company. During the years ended December 31, 1999, 1998 and 1997, the Company contributed $961,000, $864,000 and $788,000 respectively.

 The Company plans to terminate the Stock Bonus Plan effective December 31, 1999. The Company is currently preparing an application seeking a documentation letter from the Internal Revenue Service confirming that the prior tax qualifications of the Stock Bonus Plan will not be affected by its termination. Management believes that the IRS will rule favorably on this termination.

NOTE 14. Incentive Plans

 In 1982, the Company established a Stock Incentive Plan (the "1982 Plan") that, as amended by stockholders in 1987, authorized issuance of options to officers and key employees of the Company to purchase up to 800,000 shares of common stock. In 1989, stockholders approved adoption of the First Albany Companies Inc. 1989 Stock Incentive Plan (the "1989 Plan"), which authorized the award of options to purchase common stock, common stock appreciation rights or the sale of restricted stock. As of December 31, 1999 and 1998, the 1989 Plan was authorized to issue 2,366,240 and 2,199,673 shares of the Company's common stock, respectively. The 1982 Plan was terminated in 1989 and the 1989 Plan expired on December 31, 1999. Options previously granted under the 1982 and 1989 Plan remain valid in accordance with the terms of the grant of uch options; however, the grant of new options under the 1982 and 1989 Plan ended. Effective March 26, 1999, the Company established the 1999 Long-Term Incentive Plan (the "1999 Plan"). The 1999 Plan authorizes the award of options to purchase common stock, common stock appreciation rights or the sale of restricted common stock. The 1999 Plan authorizes 882,000 shares (adjusted for stock-dividends) of the Company's common stock for issuance to employees of the Company and its subsidiaries and expires December 31, 2009.

 Options granted under the 1989 and 1999 Plans have been granted at not less than the fair market value at the grant date, vest over a maximum of six years, and expire ten years after the grant date.

 During 1999, 1998 and 1997, 135,521, 39,591, and 51,888 restricted shares, respectively, have been awarded under the Plans at a weighted average grant date fair price of $16.92, $12.77 and $11.75, respectively. The fair market value of the awards will be amortized over the period in which the restrictions are outstanding.

 There have been no stock appreciation rights granted under the Plans.

Option transactions for the three year period ended December 31, 1999, under the Plans were as follows:

                                    Shares    Weighted Average
                                    Subject       Exercise
                                   to Option       Price
----------------------------------------------------------------
Balance at December 31, 1996        861,823       $ 6.06
Options granted                     682,128        10.02
Options exercised                  (172,884)        5.09
Options terminated                  (50,616)        8.40
----------------------------------------------------------------
Balance at December 31, 1997      1,320,451         7.43
Options granted                     427,843        11.09
Options exercised                   (99,043)        7.35
Options terminated                  (52,356)        8.56
----------------------------------------------------------------
Balance at December 31, 1998      1,596,895         7.65


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Options granted                     460,139        10.59
Options exercised                  (104,351)        5.84
Options terminated                 (121,919)        8.98
-----------------------------------------------------------------
Balance at December 31, 1999      1,830,764       $ 7.69
=================================================================

There were 645,044 shares available for grants of options at December 31, 1999.

 The following table summarizes information about stock options outstanding under the Plans at December 31, 1999:

               |-----------Outstanding------------||-------Exercisable-------|

Exercise                                  Average                   Average
 Price                      Average Life  Exercise                  Exercise
Range                Shares   (years)       Price       Shares       Price
-------------------------------------------------------------------------------
$ 2.55 - $ 3.25     372,519     1.47      $ 2.81       372,519      $ 2.81
$ 4.88 - $ 6.93     285,041     3.93        5.38       232,686        5.03
$ 7.61 - $10.77     825,339     7.58        8.64       324,113        9.25
$11.72 - $12.70     307,965     9.05       12.00       110,250       11.93
$16.67 - $17.74      39,900     9.52       16.98        23,100       16.67
-------------------------------------------------------------------------------
                  1,830,764               $ 7.69     1,062,668      $ 6.51
===============================================================================

 At December 31, 1999, 1,062,668 options with an average exercise price of $6.51 were exercisable; at December 31, 1998, 774,848 options with an average exercise price of $5.95 were exercisable; and at December 31, 1997, 602,333 options with an average exercise price of $5.19 were exercisable.

 The Company has elected to follow Accounting Principals Board No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for the stock option plans. Under APB 25, no compensation cost has been recognized in 1999, 1998, and 1997. Had compensation cost and fair value been determined pursuant to Financial Accounting Standard No. 123 (FAS 123) "Accounting for Stock-Based compensation," net income would have decreased from $413,000 to a loss of $354,000 in calendar year 1999, $4,338,000 to
$3,283,000 in calendar year 1998, and $1,956,000 to $1,557,000 in calendar year 1997. Basic earnings per share would decrease from $0.06 to ($0.05) in 1999, $0.60 to $0.46 in 1998, and $0.28 to $0.22 in 1997. Dilutive
earnings per share would decrease from $.05 to ($0.05) in 1999, $0.55 to $0.42 in 1998, and $0.26 to $0.20 in year 1997. The initial impact of FASB 123 on pro forma earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year.

 The weighted average fair value of options granted under FAS 123 was $5.62 in 1999, $8.12 in 1998, and $5.53 in 1997. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of 1.3% for 1999 and 1.5% for both 1998 and 1997; expected volatility of 37.7%, 66.4%, and 59.4% for 1999, 1998 and 1997,
respectively; risk-free interest rates of 5.0% to 5.8%, 5.0%, and 5.5%, for 1999, 1998 and 1997, respectively; and expected lives of 6.0, 6.0, and 5.0 years for 1999, 1998 and 1997, respectively.

 The Company has various other incentive programs which are offered to eligible employees. These programs consist of cash incentives and deferred bonuses. Amounts awarded vest over periods ranging from three to ten years. Costs are amortized over the vesting period and aggregated $5,408,000 in 1999, $5,859,000 in 1998, and $3,641,000 in 1997.

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15. Commitments and Contingencies

  The Company's headquarters, sales offices, and certain office and communication equipment are leased under noncancelable operating leases, which expire at various times through 2008. Future minimum annual rentals payable are as follows:

               ================================
                (In thousands of dollars)
               --------------------------------
                     2000         $ 7,582
                     2001           6,885
                     2002           6,695
                     2003           5,922
                     2004           4,677
                     Thereafter    10,910
               --------------------------------
                     Total        $42,671
               ================================

 Annual rental expense including utilities for the years ended December 31, 1999, 1998 and 1997, approximated $6,573,000, $6,366,000 and $6,247,000, respectively.

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

 The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with security clearing activities, totaling $3,200,000 at December 31, 1999. The Company also has guaranteed a note payable for $590,000 which is collateralized by assets where the fair value approximates $700,000.

NOTE 16. Proprietary Accounts of Introducing Brokers

 The Securities and Exchange Commission issued a "No Action" letter dated November 3, 1998 with respect to the net capital treatment of assets in proprietary accounts of introducing brokers. In accordance with this letter, the Company has agreed to compute a reserve requirement for the proprietary accounts of introducing brokers as of December 31, 1999. As ofDecember 31, 1999, the Company had no deposit requirement.

NOTE 17. Net Capital Requirements

 The Corporation is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. The Corporation has elected to use the alternative method, permitted by the Rule, which requires that the Corporation maintain a minimum net capital equal to 2 percent of aggregate debit balances arising from customer transactions, as defined. At December 31, 1999, the Corporation had net capital of $23,242,000 which equaled 8.4% of aggregate debit balances and $17,705,000 in excess of required minimum net capital.

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

 In addition, the Company has sold securities that it does not currently own and is obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at the December 31, 1999 market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 1999.

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

NOTE 19. Concentrations of Credit Risk

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

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The Company purchases debt securities and may have significant positions in its inventory subject to market and credit risk. In order to control these risks, security positions are monitored on at least a daily basis. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold. The Company reduces its exposure to changes in securities valuation with the use of municipal bond index futures contracts. (See Note 21.)

NOTE 20. Fair Value of Financial Instruments

 The financial instruments of the Company are reported on the statement of financial condition at market or fair value or at carrying amounts that approximate fair value, due to the short-term nature of the financial instruments, with the exception of its investment in MTI (Note 6) and its subordinated debt. The fair value of subordinated debt at December 31, 1999, approximates its carrying value based on current rates available.

NOTE 21. Derivative Financial Instruments

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

Trading profits and losses relating to these financial instruments were as follows:

============================================================================
(In thousands of dollars)        Year Ended     Year Ended      Year Ended
                               Dec. 31, 1999   Dec. 31, 1998   Dec. 31,1997
----------------------------------------------------------------------------
Trading profits state
  and municipal bonds             $(1,110)       $ 4,730        $ 6,840
Index futures hedging                 655         (2,172)        (2,061)
----------------------------------------------------------------------------
Net revenues                      $  (455)       $ 2,558        $ 4,779
============================================================================

 As of December 31, 1999, the contractual or notional amounts related to these financial instruments were as follows:

============================================================================
 (In thousands of dollars)     Average Notional or     Year End Notional or
                              Contract Market Value    Contract Market Value
-----------------------------------------------------------------------------
Index futures contracts             ($6,974)                 ($6,165)
-----------------------------------------------------------------------------


                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


 As of December 31, 1998, the contractual or notional amounts related to these financial instruments were as follows:

=============================================================================
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

=============================================================================
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

NOTE 22. Segment Analysis

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

 The Company's reportable operating segments are: Private Client Group, Institutional Sales and Trading ("Institutional"), Other, and Investments. The Private Client Group provides securities brokerage services to individual
investors.   Revenues are generated through customer purchases and sales of equity securities, taxable and non-taxable fixed income securities, along with mutual funds and various other investment products and services. The Institutional segment generates revenues from securities transactions (equities and fixed-income securities) with major institutions along with investment banking activities, which includes the managing, co-managing and participating in tax-exempt and corporate securities underwritings (excluding sales credits relating to such underwritings which are included in the Private Client Group). This segment also includes trading activity in which the Company buys and maintains inventories of fixed-income products and equity securities (as a "market maker") for sale to other dealers and to customers. The Other segment revenues are derived from a variety of sources which include net interest revenues relating to securities lending transactions and revenues from correspondent services.

 The Company's Investments segment includes revenue relating to the Company's investment in Mechanical Technology Incorporated (MTI) which is recorded under the equity method (see Note 6 - "Investments").

 Pre-tax net (loss)income relating to MTI was ($3,629,000), ($1,488,000) and $1,168,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

 The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies." Intersegment revenues and expenses are eliminated between segments. Interest revenues and interest expenses are reviewed primarily on a net basis (net interest revenues) and are

                        First Albany Companies Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

shown as such. The Company evaluates the performance of its segments and allocates resources to them based upon operating margins. Included in the Other segment are operations, administrative functions and other support costs. Asset information by reportable segments is not reported since the Company does not produce such information internally for the reportable segments. All assets are located in the United States.

 Information concerning operations in these segments is as follows:

-------------------------------------------------------------------------
For years ended                  December 31,   December 31,  December 31,
(in thousands of dollars)          1999            1998          1997
==========================================================================
Revenues (excluding interest):

Private Client Group          $  95,377         $  88,070    $  79,875
Institutional                    92,914            83,830       61,487
Other                             4,234             4,066        4,080
Investments                      (5,378)            1,903        2,056
--------------------------------------------------------------------------
Total                         $ 187,147         $ 177,869    $ 147,498
==========================================================================

Net Interest Income:

Private Client Group          $   3,869         $   3,288    $   1,228
Institutional                      (724)           (1,286)        (886)
Other                             6,475             6,749        6,517
--------------------------------------------------------------------------
Total                         $   9,620         $   8,751    $   6,859
==========================================================================

Net Revenues:

Private Client Group          $  99,246         $  91,358    $  81,103
Institutional                    92,190            82,544       60,601
Other                            10,709            10,815       10,597
Investments                      (5,378)            1,903        2,056
--------------------------------------------------------------------------
Total                         $ 196,767         $ 186,620    $ 154,357
==========================================================================

Pre-Tax Income:

Private Client Group          $  20,339         $  13,700    $  16,766
Institutional                     2,793             3,105        2,871
Other                           (16,981)          (11,576)     (18,791)
Investments                      (5,378)            1,903        2,056
--------------------------------------------------------------------------
Total                         $     773         $   7,132    $   2,902
==========================================================================

NOTE 23. New Accounting Standards

 In June 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities, an amendment of SFAS 133," which extended the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company will adopt SFAS 133 in its 2001 fiscal year, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.

                        FIRST ALBANY COMPANIES INC.
                            SUPPLEMENTARY DATA
                     SELECTED QUARTERLY FINANCIAL DATA
                                (Unaudited)
              (In thousands of dollars, except per share data)

                               Quarters Ended
   -------------------------------------------------------------------------
   1999 - Calendar Year           Mar. 31    June 30    Sep. 30    Dec. 31
   -------------------------------------------------------------------------
   Total revenues               $  55,058   $ 61,340   $ 60,888   $ 71,412
    Interest expense               (9,335)   (12,339)   (14,750)   (15,507)
   -------------------------------------------------------------------------
   Net revenues                    45,723     49,001     46,138     55,905
   Total expenses
     (excluding interest)         (47,048)   (47,643)   (46,727)   (54,576)
   -------------------------------------------------------------------------
   Income before income taxes      (1,325)     1,358       (589)     1,329
    Income tax expense                528       (541)       159       (506)
   -------------------------------------------------------------------------
   Net income                   $    (797)  $    817   $   (430)  $    823
   =========================================================================
   Net income per common
    and common equivalent share:
     Basic                      $   (0.11)  $   0.11   $  (0.06)  $   0.11
     Dilutive                   $   (0.11)  $   0.10   $  (0.06)  $   0.10


                               Quarters Ended
   -------------------------------------------------------------------------
   1998 - Calendar Year           Mar. 27    June 26    Sep. 25    Dec. 31
   -------------------------------------------------------------------------
   Total revenues                $ 57,098   $ 55,457   $ 55,892   $ 58,119
    Interest expense               (9,105)    (9,871)   (10,126)   (10,844)
   -------------------------------------------------------------------------
   Net revenues                    47,993     45,586     45,766     47,275
   Total expenses
     (excluding interest)         (45,727)   (43,698)   (43,807)   (46,256)
   -------------------------------------------------------------------------
   Income before income taxes       2,266      1,888      1,959      1,019
    Income tax expense               (859)      (801)      (811)      (323)
   -------------------------------------------------------------------------
   Net income                    $  1,407   $  1,087   $  1,148   $    696
   =========================================================================
   Net income per common
    and common equivalent share:
     Basic                       $   0.20   $   0.15   $   0.16   $   0.10
     Dilutive                    $   0.18   $   0.13   $   0.15   $   0.09


 All per share figures have been restated for common stock dividends paid. The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.


Item  9. Changes in and Disagreements with Accountants on Accounting and
------   ----------------------------------------------------------------
Financial Disclosure.
---------------------

  None.


                               PART III

Item 10. Directors and Executive Officers of the Registrant.
-------  ---------------------------------------------------

Except as set forth below, the information required by this item will be contained under the caption "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 23, 2000. Such information is incorporated herein by reference.

Item 11. Executive Compensation.
-------  -----------------------

The information required by this item will be contained under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 23, 2000. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  ---------------------------------------------------------------

The information required by this item will be contained under the caption
"Stock Ownership of Principal Owners and Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 23, 2000. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
-------  -----------------------------------------------

The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 23, 2000. Such information is incorporated herein by reference.

                                 Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.
-------   ---------------------------------------------------------------

(a)(1)  The following financial statements are included in Part II, Item 8:

        Report of Independent Accountants


        Financial Statements:

        Consolidated Statements of Income For the Years
          Ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

        Consolidated Statements of Changes in Stockholders'
          Equity for the Years Ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1999, 1998 and 1997


 Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedule for the periods 1999, 1998 and 1997 are submitted herewith:

         Schedule II-Valuation and Qualifying Accounts


      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


(a)(3)  Exhibits included herein:


Exhibit
Number                       Description
-------                      ------------

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

3.2 By laws of First Albany Companies Inc. (filed as Exhibit No. 3.2 to Registration Statement No. 33-1353).

3.2a By laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2a to Form 10-Kfor the fiscal year ended September 24, 1993).

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

10.10 First Albany Companies Inc. Stock Bonus Plan effective July 8, 1987 (filed as Registration Statement No. 33-15220(Form B) dated July 8,
       1987).

10.10a First Albany Companies Inc. Stock Bonus Plan, as amended, effective
       June 25, 1990(filed as Registration Statement No. 33-35166(Form S-8) dated June 25, 1990).

10.10b First Albany Companies Inc. Stock Bonus Plan, as amended, effective
       February 4, 1994(filed as   Registration Statement 33-52153(Form S-8)
       dated February 4, 1994).

10.10c First Albany Companies Inc. Stock Bonus Plan, as amended, effective
       June 2, 1995(filed as Registration Statement 33-59855(Form S-8) dated June 2, 1995).

10.10d First Albany Companies Inc. Stock Bonus Plan, as amended, effective
       June 2, 1995(filed as Registration Statement 333-18645(Form S-8) dated December 23, 1996).

10.10e First Albany Companies Inc. Stock Bonus Plan, as amended, effective
       April 5, 1999 (filed as Registration Statement 333-75705) dated April 5, 1999.


Exhibit
Number                       Description
-------                      -----------


10.12 First Albany Companies Inc. 1989 Stock Incentive Plan effective February 27, 1989, as approved by shareholder vote dated February 27, 1989 (filed as Exhibit 10.12 to Form 10-K for the fiscal year ended September 30, 1989).

10.12a First Albany Companies Inc. Stock Incenctive Plan, as amended effective
       May 20, 1999 (filed as Registration Statement 333-78877 dated May 20,
       1999).

10.15 Lease dated June 12, 1992, between First Albany Companies Inc. and Olympia and York Limited Partnership for office space at 53 State Street, Boston, Massachusetts(filed as Exhibit 10.15 to Form 10-K for the fiscal year ended September 25, 1992).

10.15a Amendments to lease between First Albany Companies Inc. and WFP 53
       State Street Co. Limited Partnership (f/k/a Olympia and York L.P.) for office space at 53 State Street, Boston, Massachusetts (filed as exhibit 10.15a to Form 10Q for quarter ended June 30, 1999).

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

10.22a Amendment to Lease dated December 1, 1999 between First Albany
       Companies Inc. and One Penn Plaza, LLC (formerly owned by Mid-City Associates) for office space at One Penn Plaza, New York, New York.

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

10.25 First Albany Companies Inc. 1999 Long-Term Incentive Plan, effective March 26, 1999 (filed as Appendix A to Proxy Statement on Schedule 14A dated May 20, 1999).

11     Computation of per share earnings.

21     List of Subsidiaries of First Albany Companies Inc.

Exhibit
Number                       Description
------                       -----------

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


(d) Separate Financial Statements of Fifty Percent or Less Owned Persons.

    MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

     Item 8


              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             Page

Report of Independent Accountants. . . . . . . . . . .        F-2

Consolidated Financial Statements:

  Balance Sheets as of September 30, 1999 and 1998 . . . . .  F-3 & F-4

  Statements of Operations for the Years Ended
      September 30, 1999, 1998 and 1997 .  . . . . . . . . .  F-5

  Statements of Shareholders' Equity for the Years Ended
      September 30, 1999, 1998 and 1997 . . . . . . . . . .   F-6

  Statements of Cash Flows for the Years Ended
      September 30, 1999, 1998 and 1997 . . . . . . . . . .   F-7 - F-8

  Notes to Consolidated Financial Statements . . . . . . .    F-9 - F-35




                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Separate financial statements of the registrant alone are omitted because the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total assets as shown by the most recent year-end consolidated balance sheet.

                                       F-1

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Mechanical Technology Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Mechanical Technology Incorporated and Subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                         /s/PricewaterhouseCoopers L.L.P.


Albany, New York
November 12, 1999

                                         F-2

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              September 30, 1999 and 1998

                                            (Dollars in thousands)
                                               1999         1998
            ASSETS


CURRENT ASSETS

  Cash and cash equivalents                $  5,870     $   5,567
  Investments in marketable securities        7,876             -
  Accounts receivable, less allowance of
    $113 (1999) and $99 (1998)                3,852         4,959

  Other receivables - related parties           105            87

  Inventories                                 3,752         3,748
  Taxes receivable                               10             8
  Note receivable - current                     329           327
  Prepaid expenses and other current assets     265           472
  Net assets of a discontinued operation          -             8
                                             ______        ______
    Total Current Assets                     22,059        15,176


Property, Plant and Equipment, net              827         4,467

Note receivable - noncurrent                    184           264

Investment in Plug Power                      8,710         1,221
                                            _______      ________
        Total Assets                       $ 31,780     $  21,128
                                            =======      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                       F-3
</PAGE

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (Continued)
                             September 30, 1999 and 1998

                                            (Dollars in thousands)
                                               1999         1998
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Income taxes payable                      $      -      $      5
  Accounts payable                               614         2,064
  Accrued liabilities                          2,243         3,328
  Contribution payable-Plug Power                  -         4,000
  Net liabilities of discontinued operations     540             -
                                             _______       _______
   Total Current Liabilities                   3,397         9,397

LONG-TERM LIABILITIES
   Deferred income taxes and other credits       597           607
                                             _______       _______
     Total Liabilities                      $  3,994      $ 10,004
                                             _______       _______
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share,
   authorized 15,000,000; issued
   11,649,959 (1999) and 10,773,968(1998)     11,649        10,775
  Paid-in capital                             42,755        16,274
  Deficit                                    (26,573)      (15,885)
                                             _______       _______
                                              27,831        11,164
  Accumulated Other Comprehensive Loss:
  Unrealized loss on available for sale
    securities, net                               (5)            -
  Foreign currency translation adjustment        (11)          (11)
                                             _______       _______
     Accumulated Other Comprehensive Loss        (16)          (11)

  Common stock in treasury, at cost,
    6,750 shares (1999) and
    4,500 shares (1998)                          (29)          (29)
                                             _______       _______
     Total Shareholders' Equity               27,786        11,124

 Total Liabilities and Shareholder's Equity $ 31,780      $ 21,128
                                             =======       =======

The accompanying notes are an integral part of the consolidated financial statements.
                                       F-4

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended September 30, 1999, 1998 and 1997
                       (Dollars in thousands, except per share)

                                                              Restated
                                            1999      1998      1997

Net sales                               $ 12,885  $ 21,028    $ 24,102
Cost of sales                              8,239    12,386      14,474
                                         _______   _______     _______
Gross profit                               4,646     8,642       9,628
Selling, general and administrative
 expenses                                  4,949     5,812       7,015
Product development and research costs     1,105       831       1,020
                                         _______   _______     _______
  Operating (loss) income                 (1,408)    1,999       1,593

Interest expense                            (106)     (102)       (323)
Gain on sale of division/subsidiary            -         -       2,012
Equity in losses of Plug Power            (9,363)   (3,806)       (330)
Other income(expense), net                   185       (97)       (251)
                                          _______   _______     _______
  (Loss)income from continuing operations
   before extraordinary item and income
   taxes                                 (10,692)   (2,006)      2,701
Income tax expense                            37        25         143
                                          _______   _______     _______
  (Loss)income from continuing operations
     before extraordinary item           (10,729)   (2,031)      2,558
Extraordinary item- gain on extinguishment
 of debt, net of taxes ($106)                  -         -       2,507
                                         _______   _______     _______
(Loss)income from continuing operations  (10,729)   (2,031)      5,065
Income(loss)from discontinued operations      41    (2,285)       (545)
                                         _______   _______     _______
  Net(loss)income                       $(10,688) $ (4,316)   $  4,520
                                         =======   =======     =======

Earnings (loss) per share (Basic and Diluted):

(Loss)income before extraordinary item  $   (.94) $   (.21)   $    .28
Extraordinary item                             -         -         .27
(Loss)from discontinued operations             -      (.24)       (.06)
                                         _______   _______     _______
Net(loss)income                         $   (.94) $   (.45)   $    .49
                                         =======   =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

                                       F-5

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended September 30, 1999, 1998 and 1997
                                 (Dollars in thousands)

                                                                 Restated
                                             1999        1998      1997
COMMON STOCK
  Balance, October 1
   (1997 balance as previously reported)   $ 10,775  $  8,864  $  4,902
   Three-for-two common stock split effected
     in the form of a 50% stock dividend
     effective April 30, 1999                     -         -     2,451
   Issuance of shares - options                  56       117         -
   Issuance of shares                           818     1,794     1,511
                                            _______   _______   _______
  Balance, September 30                    $ 11,649  $ 10,775  $  8,864
                                            =======   =======   =======
PAID-IN-CAPITAL
  Balance, October 1
   (1997 balance as previously reported)   $ 16,274  $ 10,968  $ 13,423
   Three-for-two common stock split effected
     in the form of a 50% stock dividend
     effective April 30, 1999                     -         -    (2,451)
   Issuance of shares - options                 168       108         -
   Issuance of shares                        11,826     5,198        (4)
   Plug Power investment                     14,487         -         -
                                            _______   _______   _______
  Balance, September 30                    $ 42,755  $ 16,274  $ 10,968
                                            =======   =======   =======
DEFICIT
  Balance, October 1                       $(15,885) $(11,569) $(16,089)
   Net(loss)income                          (10,688)   (4,316)    4,520
                                            _______   _______   _______
  Balance, September 30                    $(26,573) $(15,885) $(11,569)
                                            =======   =======   =======
UNREALIZED LOSS ON AVAILABLE FOR SALE
SECURITIES, NET
  Balance, October 1                       $      -  $      -  $      -
   Unrealized loss on available for
    for sale securities, net                     (5)        -         -
                                            _______   _______   _______
  Balance, September 30                    $     (5) $      -  $      -
                                            =======   =======   =======

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  Balance, October 1                       $    (11) $    (19) $    (19)
   Adjustments                                    -         8         -
                                            _______   _______   _______
  Balance, September 30                    $    (11) $    (11) $    (19)

                                            =======   =======   =======


TREASURY STOCK
  Balance, October 1                       $    (29) $    (29) $    (29)
   Restricted stock grants                        -         -         -
                                            _______   _______   _______
  Balance, September 30                    $    (29) $    (29) $    (29)
                                            =======   =======   =======
RESTRICTED STOCK GRANTS
  Balance, October 1                       $      -  $     (2) $    (24)
Grants issued/vested, net                         -         2        22
                                            _______   _______   _______
  Balance, September 30                    $      -  $      -  $     (2)
                                            =======   =======   =======
SHAREHOLDERS' EQUITY
  September 30                             $ 27,786  $ 11,124  $  8,213
                                            =======   =======   =======

The accompanying notes are an integral part of the consolidated financial statements.
                                       F-6

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended September 30, 1999, 1998 and 1997
                                 (Dollars in thousands)
                                                      Restated

                                                   1999       1998       1997
OPERATING ACTIVITIES
 (Loss)income from continuing operations       $ (10,729)   $(2,031)  $ 5,065
 Adjustments to reconcile net (loss) income to net cash
  provided (used) by continuing operations:
  Depreciation and amortization                      581        323       243
  Gain on extinguishment of debt, net of taxes         -          -    (2,507)


  Gain on sale of subsidiaries                         -          -    (2,012)
  Unrealized loss on marketable securities            (5)         -         -
  Equity in losses of Plug Power                   9,363      3,806       330
  Accounts receivable reserve                         14          5        21
  Loss on sale of fixed assets                        28          9         -
  Deferred income taxes and other credits            (10)        13      (170)
  Other                                                -          -        31
  Stock option compensation                           55          -         -
 Changes in operating assets and liabilities net
  of effects from discontinued operations:
  Accounts receivable                              1,093     (1,069)      (44)
  Accounts receivable - related parties              (18)         -         -
  Inventories                                         (4)      (362)      228
  Prepaid expenses and other current assets         (174)      (346)      (18)
  Accounts payable                                (1,450)       788       (87)
  Income taxes                                        (7)       (76)      (49)
  Accrued liabilities                             (1,085)      (519)       58
                                                  ________   _______   _______
Net cash (used) provided by continuing operations (2,348)       541     1,089
                                                  ________   _______   _______
 Discontinued Operations:
  Income/(loss)from discontinued operations           41     (2,285)     (574)
  Adjustments to reconcile income to net cash
   provided (used) by discontinued operations:
   Changes in net assets/liabilities
     of discontinued operations                      548      3,178        31
  Net assets transferred from discontinued operations  -       (878)        -
                                                  ________   _______   _______
Net cash provided (used) by discontinued operations  589         15      (543)
                                                  ________   _______   _______
Net cash (used) provided by operations            (1,759)       556       546
                                                  ________   _______   _______
INVESTING ACTIVITIES
  Purchases of property, plant & equipment        (2,738)    (3,166)     (377)
  Investment in marketable securities             (7,876)         -         -
  Proceeds from sale of subsidiaries                   -          -     2,600
  Principal payments from note receivable             78         59         -
  Investment in Plug Power                        (6,000)         -         -
  Note receivable Plug Power                           -       (500)        -
                                                 ________    _______   _______
Net cash (used)provided by investing activities  (16,536)    (3,607)    2,223
                                                 ________    _______   _______


FINANCING ACTIVITIES
  Borrowings under IDA financing, less restricted
   cash                                            5,858          -         -
  Proceeds from options exercised                    153        225         -
  Proceeds from rights offering                   12,820      7,178         -
  Costs of rights offering                          (158)      (186)        -
  Debt issue costs                                   (75)       (28)        -
  Net (payments) under line-of-credit and note
   agreement                                           -          -      (100)
  Principal payments on long-term debt                 -          -    (1,310)
                                                  ________   _______   _______
Net cash provided(used)by financing activities    18,598      7,189    (1,410)
                                                  ________   _______   _______

Effect of exchange rate changes on cash flows          -          8         -
Increase in cash and cash equivalents                303      4,146     1,359
Cash and cash equivalents - beginning of year      5,567      1,421        62
                                                  ________   _______   _______
Cash and cash equivalents - end of year        $   5,870    $ 5,567  $  1,421
                                                  ========   =======   =======

The accompanying notes are an integral part of the consolidated financial statements.


                                       F-7

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 For The Years Ended September 30, 1999, 1998 and 1997
                                 (Dollars in thousands)

Restated

                                                  1999      1998     1997
Supplemental Disclosures

NONCASH INVESTING ACTIVITIES

   Contribution of net assets to Plug Power:
    Accounts receivable                         $     -   $   500   $    -
    Note receivable                                   -       500        -
    Inventories                                       -         -        1
    Property, plant and equipment, net                -         -      452
    Accounts payable                                  -         -      (46)
    Accrued liabilities                               -         -      (50)
    Contribution payable - Plug Power                 -     4,000        -
                                                   ______   ______   ________

                                                $     -   $ 5,000  $   357
                                                   ______   ______  ________
   Proceeds from sale of subsidiary
     Notes receivable                           $     -   $     -  $   650
                                                   ______   ______  ________

   Net noncash provided by investing activities $     -   $ 5,000  $ 1,007
                                                   ______   ______  ________

NONCASH FINANCING ACTIVITIES

   Conversion of Note Payable to Common Stock:
     Note Payable extinguishment                $     -   $     -  $(3,000)
     Common stock issued                              -         -    1,500
     Accrued interest - Note Payable                  -         -   (1,213)
   Additional paid-in capital - Other Investors  14,487         -        -
   Campus contribution to Plug Power:
     Debt                                        (6,000)        -        -
     Fixed assets                                 5,861         -        -
     Prepaid expenses                               364         -        -
     Restricted cash                                142         -        -
                                                  ______   ______   ________
     Net noncash provided (used) by
        financing activities                    $14,854   $     -  $(2,713)
                                                 ______   ______   ________
 Net noncash provided (used) by
        investing and financing activities      $14,854   $ 5,000  $(1,706)
                                                 ======    ======  ========

The accompanying notes are an integral part of the consolidated financial statements.

                                       F-8

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company has a 40.65% interest in Plug Power, L.L.C. ("Plug Power"). The consolidated financial statements include the Company's investments in Plug Power (including obligations to invest), plus its share of losses. The investment is included in the financial line "Investment in Plug Power".

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

The fair value of the Company's financial instruments including cash and cash equivalents, investments, line-of-credit, note payable and long-term debt, approximates carrying value. Fair values were estimated based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost and depreciated using primarily the straight-line method over their estimated useful lives:

Buildings and improvements            20 to 40 years
Leasehold improvements                   10    years
Machinery and equipment                2 to 10 years
Office furniture and fixtures          3 to 10 years

Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. The costs of fully depreciated assets remaining in use are included in the respective asset and accumulated depreciation accounts.

                                       F-9

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Accounting Policies (continued)

When items are sold or retired, related gains or losses are included in net income.

Income Taxes

The Company accounts for taxes in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. Under FAS No. 109, the effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. The provision for taxes is reduced by investment and other tax credits in the years such credits become available.

Revenue Recognition

Sales of products are recognized when products are shipped to customers. Sales of products under long-term contracts are recognized under the percentage-of-completion method. Percentage-of-completion is based on the ratio of incurred costs to current estimated total costs at completion.
Total contract losses are charged to operations during the period such losses are estimable.

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from the translation of the foreign subsidiary's balance sheet are accumulated in a separate component of shareholders' equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with maturities of less than three months.

Investments in Marketable Securities

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale along with any

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Accounting Policies  (continued)

investments in mutual funds. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of Shareholders' Equity. The Company has had no investments that qualify as trading or held to maturity.

The amortized cost of debt securities is adjusted for accretion of discounts to maturity. Such accretion as well as interest are included in interest income. Realized gains and losses are included in Other income (expense), net in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.

The Company's investments in marketable securities are diversified among high -credit quality securities in accordance with the Company's investment policy.

Earnings (Loss) Per Share

Effective October 1, 1997, the Company adopted Financial Accounting Standard No. 128, "Earnings per Share." In accordance with this Standard, net income
(loss) per share is computed using the weighted average number of common shares outstanding during each year. Diluted net income(loss) per share includes the effects of all potentially dilutive securities. Earnings per share amounts for all periods presented have been computed in accordance with this Standard.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was approximately $102, $83 and $92 thousand in 1999, 1998, and 1997, respectively.

Asset Impairment

The Company adopted SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This statement requires companies to record impairments to long-lived assets, certain identifiable intangibles, and related goodwill when events or changing circumstances indicate a probability that the carrying amount of an asset may not be fully recovered. Impairment losses are recognized when expected future cash flows are less than the asset's carrying value.

Reclassification and Restatement

Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation. The financial statements for 1997 have also been restated to reflect the discontinuance of the Company's Technology Division (See Note 16).

                                       F-11

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  Investments in Marketable Securities

The following is a summary of the investments in marketable securities classified as current assets:

 (Dollars in thousands)                       1999           1998

Available for sale securities:
 Corporate debt securities
 Fair Value                                    $ 7,876         $    -
                                                ======          =====

 Amortized Cost                                $ 7,881         $    -
                                                ======          =====

 Unrealized Loss                               $    (5)        $    -
                                                ======          =====

The difference between the amortized cost of available for sale securities and their fair market value results in unrealized gains and losses, which are recorded as a separate component of stockholders' equity. Gross realized gains and losses on sales of available for sale securities were immaterial in 1999, 1998 and 1997.

The estimated fair value of available for sale securities by contractual maturity is as follows:

 (Dollars in thousands)                           1999

Due in one year or less                        $ 4,916
Due after one year through three years               -
Due after three years                            2,960
                                                ______
                                               $ 7,876
                                                ======

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(3) Inventories
Inventories consist of the following:

 (Dollars in thousands)                      1999       1998

Finished goods                             $    73    $   112
Work in process                                916        791
Raw materials, components and
  Assemblies                                 2,763      2,845
                                            ______     ______
                                           $ 3,752    $ 3,748
                                            ======     ======

                                       F-12

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) Property, Plant and Equipment
Property, plant and equipment consists of the following:

(Dollars in thousands)                                       1999     1998

  Land and improvements                                   $    -     $ 125
  Buildings and improvements                                  26     6,111
  Leasehold improvements                                     470       517
  Machinery and equipment                                  3,686     4,285
  Office furniture and fixtures                              621       866
                                                           _____     ______
                                                           4,803    11,904
  Less accumulated depreciation                            3,976     7,437
                                                           _____     ______
                                                          $  827    $4,467
                                                           =====     ======

At the beginning of 1998, assets with a net book value of $878 thousand consisting primarily of land, building and management information systems were transferred from discontinued operations to continuing operations.

Construction in progress, included in buildings and improvements, was approximately $1,371 thousand in 1998.

At the end of 1999, the Company was committed to approximately $387 thousand of future expenditures for new furniture, equipment and fixtures.

Depreciation expense was $489, $317 and $216 thousand for 1999, 1998 and 1997, respectively. Repairs and maintenance expense was $166, $177 and $175 thousand for 1999, 1998 and 1997, respectively.

Prior to the sale of all land and buildings to Plug Power in 1999, the cost and accumulated depreciation of buildings and improvements leased to Plug Power was:

      (Dollars in thousands)                      1998         1997

      Cost                                     $ 1,547       $   21
      Accumulated depreciation                    (660)         (17)
                                                ______        _____
                                               $   887       $    4
                                                ======        =====


                                       F-13

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Notes Receivable

Notes receivable consists of the following:

        (Dollars in thousands)                1999        1998
  Notes receivable with an interest
  rate of 10%, interest and principal
  due September 30, 1998    (A)            $   250      $  250

  Notes receivable with an interest
  rate 10%, due in monthly installments
  through September 30, 2002                   263         341
                                            ______       _____
                                               513         591
  Less:  Current portion                      (329)       (327)
                                            ______       _____
                                           $   184      $  264
                                            ======       =====

(A) The principal amount of this note may be reduced in accordance with the terms of the note in the event of a sale of the fixed assets. The purchaser has requested that the principal amount of the note be reduced to reflect the resale value of certain assets of L.A.B. The Company is enforcing its rights with respect to the note and is currently litigating for the collection of this note.

(6) Investment in Plug Power, L.L.C.

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. formed a joint venture, Plug Power, L.L.C. ("Plug Power"), to further develop the Company's Proton Exchange Membrane ("PEM") Fuel Cell technology. In exchange for its contribution of contracts and intellectual property and certain other net assets that had comprised the fuel cell research and development business activity of the Technology segment (which assets had a net book value of $357 thousand), the Company received a 50% interest in Plug Power. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in Plug Power. The Company's investment in Plug Power is included in the balance sheet caption "Investment in Plug Power"; the assets contributed by the Company to Plug Power in fiscal 1997 had previously been included in the assets of the Company's Technology segment. See the supplemental disclosure regarding Contribution of Net Assets to Plug Power in the Consolidated Statements of Cash Flows for additional information regarding the assets contributed by the Company to Plug Power. The Company recorded the carrying value of the net assets contributed as its initial investment in Plug Power in recognition of the nature of the venture's undertaking.


                                       F-14

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Investment in Plug Power, L.L.C.  (continued)

On April 15, 1998, EDC contributed $2.25 million in cash to Plug Power. The Company contributed a below-market lease for office and manufacturing facilities in Latham, New York valued at $2 million and purchased a one-year option to match the remaining $250 thousand of EDC's contribution. In May 1998, EDC contributed an additional $2 million to Plug Power and the Company purchased another one-year option to match the contribution. The Company paid approximately $191 thousand for the options, which were scheduled to mature April 24, 1999 ($250 thousand) and June 15, 1999 ($2 million).

As of March 25, 1999, the Company and Plug Power exchanged the foregoing options and certain "research credits" (described below) for 2.25 million Plug Power membership interests. The Company earned the research credits by assisting Plug Power in securing the award of certain government grants and research contracts during the period June 1997 through April 1999.

In August, 1998, the Company committed to contribute an additional $5 million dollars (in cash, accounts receivable and research credits) to Plug Power between August 5, 1998 and March 31, 1999 and recorded a liability representing this obligation. During the period from September 1998 to February 1999, the Company fully funded this commitment by contributing $4 million cash and converting $.5 million of accounts receivable and $.5 million of notes receivable.

During April 1999, the Company and EDC amended and restated the Plug Power Mandatory Capital Contribution Agreement. The agreement, which was effective as of January 26, 1999, stated that, in the event Plug Power determined that it required funds at any time through December 31, 2000, Plug Power had the right to call upon the Company and EDC to each make capital contributions as follows:

  * The Company and EDC would each fund capital calls of up to $7.5 million in 1999 and $15 million in 2000 ("Capital Commitment").
  * In exchange for such capital contributions to Plug Power, the Company and EDC would receive class A membership interests ("Shares") from Plug Power at $7.50 per share.
  *  The Company and EDC would share the Capital Commitment equally.
  * Plug Power's Board of Managers would determine when there is need for such capital contributions.
  * The Company and EDC would have sixty (60) days from the date of such authorization to tender their payment to Plug Power.

The agreement was scheduled to terminate on December 31, 2000 or the date of an initial public offering of shares by Plug Power at a per


                                       F-15

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(6)   Investment in Plug Power, L.L.C. (continued)

share price of greater than $7.50 per share ("Termination Date").
In exchange for the Capital Commitment, Plug Power agreed to permit the Company and EDC to make capital contributions to the extent of their Capital Commitment on the Termination Date, whether or not such funds have been called, in exchange for shares at the fixed price of $7.50 per share.

In June 1999, the Company and Plug Power entered into an agreement for the sale of the MTI campus and adjacent residence, including all land and buildings, to Plug Power in exchange for 704,315 Class A membership interests and the assumption of approximately $6 million in debt by Plug Power. The sale of the MTI facility and the transfer of the $6 million IDR bonds to Plug Power were effective as of July 1, 1999 with no gain or loss recognized.

In August 1999, the Company committed to purchase 3 million shares of Plug Power if the public offering price of Plug Power's stock was greater than $7.50 per share. The Mandatory Capital Contribution Agreement between the Company and Plug Power, dated as of January 26, 1999 was amended and restated to reflect this commitment.

On September 30, 1999, the Company purchased 266,667 shares of Plug Power at $7.50 per share. This purchase reduced the Company's commitment to purchase Plug Power shares at the time of its public offering from 3,000,000 shares to 2,733,333 shares at a price of $7.50 per share.

The Company's total contributions to Plug Power (including contributions of cash, assets, research credits, below market lease and real estate) for the period commencing on June 27, 1997, and ending September 30, 1999 total $20.7 million.

During calendar 1999, Plug Power's equity increased approximately $50.628 million primarily due to investments by investors. Of this amount, $30.368 million was received in cash, $9.010 million in property and services and $11.250 million represents membership interests issued in connection with the formation of GE Fuel Cell Systems LLC. As a result, the Company recorded its proportionate share of the increase in Plug Power's equity ($14.854 million) as investment in Plug Power and additional paid-in capital.

The Company has recorded its proportionate share of Plug Power's losses to the extent of its recorded investment in Plug Power. The carrying value of the Company's investment is $8.71 million as of September 30, 1999 for a 40.65% interest in Plug Power.


                                       F-16

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)   Investment in Plug Power, L.L.C.  (continued)

The Company will recognize its proportionate shares of losses in the future to the extent of its carrying value and additional future investments.

On November 1, 1999, the Company purchased 2,733,333 shares of Plug Power at $7.50 per share. This purchase completed the Company's commitment to purchase Plug Power shares at the time of its public offering. Plug Power's public offering was completed at $15 per share. The Company's total contributions to Plug Power as of November 1, 1999 total $41.2 million. Immediately after the Plug Power IPO, the Company owned 13,704,315 shares or 31.9% of Plug Power.

At September 30, 1999 and 1998, the difference between the carrying value of the Company's investment in Plug Power and its interest in the underlying equity consists of the following:

          (Dollars in thousands)                       1999          1998
Calculated ownership (40.65% in 1999 and
  50% in 1998)                                      $12,704       $ 2,431
Unrecognized negative goodwill                       (3,994)       (2,085)
Value of below market lease contribution                  -        (2,000)
Calculated 50% of equity value under option               -        (1,125)
Contribution liability                                    -         4,000
                                                     ______        ______
Carrying value of Investment in Plug Power          $ 8,710       $ 1,221
                                                     ======        ======

Summarized below is financial information for Plug Power. Plug Power's fiscal year ends December 31.

                                      9 Months
                                        Ended       Year Ended
                                      Sept 30,    Dec 31,  Dec 31,
(Dollars in thousands)                   1999       1998     1997

Current assets                        $12,024    $ 5,293   $3,917
Noncurrent assets                      31,522      2,800      929
Current liabilities                     6,291      2,601    1,250
Noncurrent liabilities                  6,002          -        -
Stockholders' equity                   31,253      5,493    3,597

Gross revenue                           6,702      6,541    1,194
Gross profit                           (3,148)    (2,323)     (33)
Net loss                              (24,867)    (9,616)  (5,903)



                                       F-17

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

Income tax expense (benefit) for the years ended September 30, consists of the following:

(Dollars in thousands)                           1999       1998       1997
Continuing operations
        Federal                                $      1   $     15  $   62
        State                                        36         10      81
        Deferred                                      -          -       -
                                                _______    _______   _______
                                                     37         25     143
                                                _______    _______   _______
Discontinued operations
        Federal                                       -          -     (17)
        State                                         -          -     (12)
        Deferred                                      -          -       -
                                                _______    _______   _______
                                                      -          -     (29)
                                                _______    _______   _______
   Extraordinary Item
        Federal                                       -          -       28
        State                                         -          -       78
        Deferred                                      -          -        -
                                                _______    _______    _______
                                                      -          -      106
                                                _______    _______    _______
                                               $     37   $     25  $   220
                                                =======    =======    =======

The significant components of deferred income tax expense (benefit) for the years ended September 30, are as follows:

                (Dollars in thousands)             1999       1998      1997
Continuing operations
        Deferred tax (benefit) expense         $ (1,833)   $   (667) $  (356)
        Net operating loss carryforward          (3,259)        105    1,223
        Valuation allowance                       5,092         562     (867)
                                                _______    ________   _______
                                                      -           -        -
                                                _______    ________   _______
Discontinued operations
        Deferred tax expense(benefit)               114        (508)      60
        Net operating loss carryforward             (97)       (265)    (251)
        Valuation allowance                         (17)        773      191
                                                _______    ________   _______
                                                      -           -        -
                                                _______    ________   _______
                                               $      -    $      -  $     -
                                                =======    ========   =======

                                       F-18

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)   Income Taxes (continued)

                                                   1999       1998      1997
Extraordinary item
        Deferred tax (benefit) expense                -          -       (28)
        Net operating loss carryforward               -          -       862
        Valuation allowance                           -          -      (834)
                                                _______    _______     _______
                                                      -          -         -
                                                _______    _______     _______
                                               $      -   $      -  $      -
                                                =======    =======     =======

The Company's effective income tax rate from continuing operations differed from the Federal statutory rate as follows:

                                                   1999       1998       1997

Federal statutory tax rate                          (34%)      (34%)      34%
State taxes, net of
  federal tax effect                                  -          -         2%
Change in valuation allowances                       34%        28%      (32%)
Alternative minimum tax                               -          -         2%
Other, net                                            -          7%       (1%)
                                                _______    _______     _______
                                                      -%         1%        5%
                                                =======    =======     =======

The deferred tax assets and liabilities as of September 30, consist of the following tax effects relating to temporary differences and carryforwards:

            (Dollars in thousands)
                                                   1999       1998
  Current deferred tax assets:
      Loss provisions for discontinued
           operations                          $    300   $    337
        Bad debt reserve                            112         96
        Inventory valuation                         173        161
        Inventory capitalization                     39         20
        Vacation pay                                 63         66
        Warranty and other sale obligations          86         25
        Other reserves and accruals                 116        151
                                                _______    _______
                                                    889        856
        Valuation allowance                        (889)      (856)
                                                _______    _______
          Net current deferred tax assets      $      -   $      -
                                                =======    =======


                                       F-19

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) Income Taxes (continued)

                                                       1999         1998
  Noncurrent deferred tax assets (liabilities):
        Net operating loss                          $  5,687     $  1,951
        Property, plant and equipment                    122           (9)
        Investment in Plug Power                      (3,322)         954
        Other                                            224          187
        Alternative minimum tax credit                   150          150
                                                     _______      _______
                                                       2,861        3,233
        Valuation allowance                           (2,861)      (3,233)
        Other credits                                   (597)        (607)
                                                     _______      _______
  Noncurrent net deferred tax
        liabilities and other credits               $   (597)    $   (607)
                                                     =======      =======

The valuation allowance at year ended September 30, 1999 is $3.750 million and at September 30, 1998 was $4.089 million. During the year ended September 30, 1999, the valuation allowance decreased by $339 thousand.

At September 30, 1999, the Company has unused Federal net operating loss carryforwards of approximately $14.219 million. The Federal net operating loss carryforwards if unused will begin to expire during the year ended September 30, 2009. The use of $5.339 million of these carryforwards is limited on an annual basis, pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions. For the year ended September 30, 1999, the Company has available alternative minimum tax credit carryforward of approximately $150 thousand.

The Company made cash payments, net of refunds, for income taxes of $15, $42 and $361 thousand for 1999, 1998 and 1997, respectively.

(8) Accrued Liabilities

Accrued liabilities consist of the following:

                 (Dollars in thousands)                     1999       1998

  Salaries, wages and related expenses                   $   553    $   999
  Acquisition and disposition costs                         431        410
  Legal and professional fees                               169        305
  Warranty and other sale obligations                       398        607
  Accrued severance                                           -        143
  Deferred income                                           264        267
  Commissions                                               182        213
  Interest expense                                            7          8
  Other                                                     239        376
                                                         ______     ______
                                                        $ 2,243    $ 3,328
                                                         ======     ======

                                       F-20

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Debt

The Company has a working capital line of credit available in the amount of $4 million with interest payable monthly at a rate of prime (8.25% and 8.5% at September 30, 1999 and 1998, respectively) or LIBOR plus 2.5%
(7.9% and 7.875% at September 30, 1999 and 1998, respectively). This obligation is collateralized by the assets of the Company, exclusive of its investment in Plug Power. The Company also has a $1 million equipment loan/lease line of credit at an interest rate of LIBOR plus 2.75% (8.15% and 8.125% at September 30, 1999 and 1998, respectively). This obligation is
collateralized by the equipment purchased under the line of credit.   The
lines of credit expire on January 31, 2000. No amounts were outstanding under these lines at September 30, 1999 and 1998.

On December 17, 1998, the Industrial Development Agency for the Town of Colonie issued $6 million in Industrial Development Revenue ("IDR") Bonds on behalf of the Company to assist in the construction of a new building for Advanced Products and the Company's corporate staff and renovation of existing buildings leased to Plug Power. The IDR Bond proceeds were deposited with a trustee for the bondholders and the Company drew bond proceeds to cover qualified project costs. First Albany Companies Inc. ("FAC"), which owns 34% of the Company's stock, underwrote the sale of the IDR Bonds. FAC received no fees for underwriting the IDR Bonds but will be reimbursed for its out-of-pocket costs.

KeyBank issued a letter of credit (the credit agreement) for approximately $6 million in connection with the $6 million IDR Bonds. The KeyBank credit agreements require the Company to meet certain covenants, including a fixed charge coverage and leverage ratio. Further, if certain performance standards are achieved, the interest rates on the debt may be reduced.

The credit agreement also requires the Company to grant a first lien on all consolidated assets of the Company, exclusive of its investment in Plug Power, a first mortgage on all land and buildings owned by the Company and a first lien on any equipment purchased by the Company.

The IDR Bond Obligation, letter of credit and unexpended bond proceeds were transferred to Plug Power in connection with the sale of the MTI facility and adjacent residence effective July 1, 1999.

                                     F-21

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)   Debt (continued)

On November 1, 1999, the Company entered into a $22.5 million Credit Agreement with KeyBank, N.A. ("the $22.5 million Credit Agreement"), the Company has pledged 13,704,315 shares of Plug Power Common Stock as collateral for its $22.5 million loan from KeyBank, N.A. ("Loan"). The proceeds of this loan were used to fund the Company's remaining $20.5 million balance of its Mandatory Capital Commitment to contribute $22.5 million to Plug Power. Although the Credit Agreement does not require the Company to sell shares of Plug Power Common Stock, the Company may sell shares of Plug Power Common Stock to pay interest or principal on the Loan. Pursuant to the $22.5 million Credit Agreement, the Company is obligated to make interest only payments for the first 18 months following the closing of the Loan, and to repay the principal in 6 equal quarterly installments of $3.750 million each, commencing on June 30, 2001. In addition, a one time commitment fee totaling $247,500 is payable for the Loan, $75,000 of which was paid as of September 30, 1999. Interest is payable monthly at a rate of Prime (8.25% on November 1, 1999) or if certain performance standards are achieved, the interest rates on the $22.5 million Credit Agreement may be reduced.

The $22.5 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a collateral account which at all times has a minimum market value of $600 thousand and a balance on November 1, 1999 of $2.65 million, and maintenance of a collateral coverage ratio. The existing covenants under the original letter of credit were eliminated pursuant to the $22.5 million Credit Agreement.

The weighted average interest rate for the Note Payable, IDR Bonds and Line of Credit during 1999 was 5.11%, 9.02% during 1998 and 10.75% during 1997.

Cash payments for interest were $164, $97 and $201 thousand for 1999, 1998 and 1997, respectively.

(10) Shareholders' Equity

On July 12, 1999, the Company completed the sale of 801,223 shares of common stock to current shareholders through a rights offering. The offering raised approximately $12.820 million before offering costs of approximately $158 thousand for net proceeds of approximately $12.671 million. The Company will use some or all of the proceeds of the offering for investment into Plug Power. In addition, some proceeds may be used for acquisitions for the Company's core businesses, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

                                       F-22

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  Shareholders' Equity (continued)

On April 23, 1999, the Company declared a 3 for 2 stock split in the form of a stock dividend. Holders of the Company's $1.00 par value common stock received one additional share of $1.00 par value common stock for every two shares of common stock owned as of April 30, 1999. The financial statements for all prior periods have been retroactively adjusted to reflect this stock split for both common stock issued and options outstanding.

On September 30, 1998, the Company completed the sale of 1,196,399 shares of common stock to current shareholders through a rights offering. The offering raised approximately $7.178 million before offering costs of approximately $186 thousand for net proceeds of approximately $6.992 million. The Company has used some or all of the proceeds of the offering for investment in Plug Power. In addition, some proceeds may be used for acquisitions for the Company's core businesses, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

Changes in common shares for 1999, 1998 and 1997 are as follows:

                                     1999         1998        1997
Common Shares
Balance, October 1
  (1997 balance as previously
   reported)                     10,773,968   8,862,992   4,902,201
Three-for-two common stock split
  effected in the form of a 50%
  stock dividend effective
  April 30, 1999                          -           -   2,451,101
Issuance of shares for
  stock option exercises             74,768     116,377           -
Issuance of shares for stock sale   801,223   1,794,599   1,500,000
Issuance of shares - consultant           -           -       9,690
                                 __________  __________   _________
Balance, September 30            11,649,959  10,773,968   8,862,992
                                 ==========  ==========   =========
Treasury Shares
Balance, October 1                    4,500       4,500       4,500
Acquisition of shares                 2,250           -           -
                                 __________  __________   _________
Balance, September 30                 6,750       4,500       4,500
                                 ==========  ==========   =========

                                       F-23

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Earnings per Share

The amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

(Dollars in Thousands)                       1999         1998         1997

(Loss) income before extraordinary
 item and available to common
 stockholders                         $   (10,729)  $   (2,031)  $    2,558

Weighted average number of shares:
Weighted average number of
 shares used in net (loss)/income
 per share, including the bonus
 element effects for the rights
 offering                              11,330,530    9,576,672    9,134,308
Effect of dilutive securities:
 Stock options                                  -            -       14,868
___________________________________________________________________________
Weighted average number of
 shares used in diluted net
 (loss)/income per share               11,330,530    9,576,672    9,149,176
___________________________________________________________________________

During fiscal 1999, options to purchase 741,613 shares of common stock at prices ranging between $1.63 and $22.50 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss from continuing operations and inclusion would be anti-dilutive. The options expire between December 20, 2006 and June 16, 2009.

During fiscal 1998, options to purchase 607,372 shares of common stock at prices ranging from $1.63 to $4 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss from continuing operations and inclusion would be anti-dilutive. The options expire between December 20, 2006 and August 31, 2008.

(12) Stock Option Plan

During March 1999, the shareholders approved the 1999 Employee Stock Incentive Plan ("1999 Plan"). The 1999 Plan provides that an initial aggregate number of 1 million shares of common stock may be awarded or issued. The number of shares available under the 1999 Plan may be adjusted for stock splits and during 1999 the number of shares available under the plan increased to 1,500,000 shares. Under the 1999 Plan, the Board of Directors is authorized to award stock options to officers, employees and others.

                                       F-24

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Stock Option Plan (continued)

During December 1996, the shareholders approved a stock incentive plan ("1996 Plan"). The 1996 Plan provides that an initial aggregate number of 500,000 shares of common stock may be awarded or issued. The number of shares available under the 1996 Plan may be increased by 10% of any increase in the number of outstanding shares of common stock for reasons other than shares issued under this 1996 Plan. During 1999 and 1998, the number of shares available under the 1996 Plan increased to 1,159,582 and 719,640 shares respectively. Under the 1996 Plan, the Board of Directors is authorized to award stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others.

Options are generally exercisable in from one to five cumulative annual amounts beginning 12 months after the date of grant. Certain options granted may be exercisable immediately. Option exercise prices are not less than the market value of the shares on the date of grant. Unexercised options generally terminate ten years after grant.

During 1999, the Company awarded 15,000 options to a consultant. The fair value of these options ($55 thousand) was charged to expense.

For the purpose of applying Financial Accounting Standard No. 123 ("FAS
123"), "Accounting for Stock-Based Compensation", the fair value of each option granted is estimated on the grant date using the Black-Scholes Single Option model. The dividend yield was 0% for 1999, 1998, and 1997, respectively. The expected volatility was 78% in 1999, 102% in 1998 and 78% in 1997. The expected life of the options is 5 years. The risk free interest rate ranges from 4.37% to 5.81% in 1999, 5.52% to 5.85% in 1998 and 6.12% to
6.67% in 1997. The Company applies Accounting Principles Board Opinion No.
25, "Accounting for Stock Issued to Employees," in accounting for stock options. Accordingly, no compensation cost has been recognized in 1999, 1998 or 1997. Had compensation cost and fair value been determined pursuant to FAS 123, net loss would increase from $(10,688) to $(11,988) thousand in 1999 and from $(4,316) to $(4,773) thousand in 1998 and net income would decrease from $4,520 to $4,351 thousand in 1997. Basic and diluted loss per share would increase from $(0.94) to $(1.06) in 1999 and from $(0.45) to $(0.50) in 1998 and basic and diluted earnings per share would decrease from $0.49 to $0.48 in 1997. The weighted average fair value of options granted during 1999, 1998 and 1997 for purposes of FAS 123, is $5.80, $4.70 and $1.96 per share, respectively.

                                       F-25

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  Stock Option Plan (continued)

Activity with respect to the 1996 Plan is as follows:

                                   1999          1998            1997
Shares under option
 at October 1                    607,372       623,400                -
Options granted                  232,550       297,750          634,650
Options exercised                (78,949)     (116,378)               -
Options canceled                 (19,360)     (197,400)         (11,250)
                                ________     _________         ________
Shares under option
 at September 30                 741,613       607,372          623,400
                                ========     =========         ========
Options exercisable
 at September 30                 419,438       271,373          115,200
Shares available for
 granting of options             222,642       355,710          276,600

The weighted average exercise price is as follows:
                                    1999          1998             1997
Shares under option
 at October 1                  $    2.89    $     1.94        $       -
Options granted                     8.62          3.83             1.94
Options exercised                   2.26          1.91                -
Options canceled                    3.36          1.74             1.63
Shares under option at
 September 30                       4.89          2.89             1.94
Options exercisable at
 September 30                       5.59          2.64             1.95

The following is a summary of the status of options outstanding at September 30, 1999:

Outstanding Options                     Exercisable Options
___________________________________     ________________________________
                        Weighted
                        Average         Weighted                Weighted
Exercise                Remaining       Average                 Average
Price                   Contractual     Exercise                Exercise
Range        Number     Life            Price        Number     Price

$1.63-$2.29  257,438    7.7             $2.12        151,313    $2.09
$3.17-$4.67  244,875    8.7             $3.98        113,625    $3.98
$5.00-$5.33  129,300    9.2             $5.28         49,500    $5.30
$12.50       105,000    9.5             $12.50       105,000    $12.50
$22.50         5,000    9.7             $22.50             -
             _______                                 _______
             741,613                                 419,438
             =======                                 =======

                                       F-26

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) Retirement Plan

The Company maintains a voluntary savings and retirement plan (Internal Revenue Code Section 401(k) Plan) covering substantially all employees.
The Company plan allows eligible employees to contribute a percentage of their compensation; the Company makes additional contributions in amounts as determined by management and the Board of Directors. The investment of employee contributions to the plan is self-directed. The cost of the plan was $168, $152 and $179 thousand for 1999, 1998 and 1997, respectively.

(14)  Commitments and Contingencies

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. ("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") filed suit in the United States Bankruptcy Court for the Northern District of New York against First Albany Corporation, a wholly owned subsidiary of First Albany Companies Inc., Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of the Company) and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of MTI stock from the Plaintiffs. The complaint alleged that Defendants purchased MTI stock from the Plaintiffs in violation of sections 10b, 20, 20A and rule 10b-5 of the Securities Exchange Act of 1934. In December 1998, the complaint was amended to add MTI as a defendant and assert a Claim for common law fraud against all the Defendants including the Company. The case concerns the Defendants' 1998 purchase of MTI shares from the Plaintiffs at the price of $2.25 per share. Ownership of the shares was disputed and several of the Plaintiffs were in bankruptcy at the time of the sale. First Albany Corporation acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997. Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied. In June 1999, the parties agreed to stay discovery and amend Defendants time to answer the amended complaint until September 17, 1999. In October 1999, Defendants answered the amended Complaint.

During October 1998, a legal action brought by a group of investors against the Company related to a stock purchase agreement and side letter agreements for the sale of the stock of the Company's wholly owned subsidiary, Ling Electronics, Inc. ("Ling"), was determined in favor of the Company.

                                       F-27

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)    Commitments and Contingencies (continued)

In February 1995, Ling made a voluntary disclosure to the United States Department of Commerce regarding unlicensed exports of certain products shipped in the first four months of fiscal 1995. Ling has fully cooperated with the Office of Export Enforcement, which has not taken any action to date. Possible administrative sanctions include: no action; awarning letter; denial of export privileges; and/or imposition of civil penalties. Foreign sales represent a significant portion of Ling's total revenue. The final outcome of this matter is not presently determinable and, therefore no provision for any liability that may result has been recorded in the Company's financial statements.

The Company and its subsidiaries lease certain manufacturing, warehouse and office facilities. The leases generally provide for the Company to pay increases over a base year level for taxes, maintenance, insurance and other costs of the leased properties. The leases contain renewal provisions.

Future minimum rental payments required under noncancelable operating leases are (dollars in thousands): $269 in 2000; $305 in 2001; $304 in 2002; $300 in 2003; and $300 in 2004. Rent expense under all leases was $482, $403 and $446 thousand for 1999, 1998 and 1997, respectively.

Rental income under all sub-leases was $164, $66 and $19 thousand in 1999, 1998 and 1997, respectively.

(15) Related Party Transactions

At September 30, 1999 First Albany Companies Inc. ("FAC") owned approximately 34% of the Company's Common Stock (See Note 19).

During fiscal 1999, 1998 and 1997, First Albany Corporation, a wholly owned subsidiary of FAC, provided financial advisory services in connection with the sale of the Technology Division in 1999 and 1998 and the L.A.B. Division in 1997, for which First Albany Corporation was paid fees of $15, $10 and $75 thousand, respectively.

Amounts receivable from an officer totaled approximately $38 thousand and is included in the balance sheet caption "Other receivables-related parties" at September 30, 1999.

On June 27, 1997, the Company entered into a management services agreement with Plug Power to provide certain services and facilities for a period of one year. This agreement expired on June 27, 1998. The Company continued to provide services, which were billed on a cost reimbursement basis. During 1998, the Company entered into leases for manufacturing, laboratory and office space which expired on July 1, 1999 pursuant to the sale of the MTI facility to Plug Power in exchange for 704,315 Plug Power Class A membership interests and the assumption of $6 million in debt by Plug Power.

                                       F-28

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) Related Party Transactions (continued)

Billings under these agreements amounted to $448, $661 and $65 thousand for 1999, 1998 and 1997, respectively. Amounts receivable from Plug Power under these agreements is included in the balance sheet caption "Other receivables-related parties".

On September 30, 1999, the Company made an additional cash contribution of approximately $2 million to Plug Power in exchange for 266,667 Plug Power Class A membership interests.

On July 1, 1999, the Company contributed the MTI campus to Plug Power in exchange for 704,315 Plug Power Class A membership interests. During the remainder of 1999, the Company paid $59 thousand to Plug Power in connection with a lease of office and manufacturing space. This lease will terminate on November 24, 1999.

On August 5, 1998, the Company made a short-term loan to Plug Power of $500 thousand, which was subsequently contributed to capital on September 23, 1998. The Company also converted $500 thousand of its accounts receivable from Plug Power to capital on September 23, 1998. At September 30, 1998, the remaining obligation to provide additional funds to Plug Power was $4 million. During fiscal 1999, the Company fully funded this commitment by contributing $4 million cash.


(16) Discontinued Operations

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) on March 31, 1998 completed management's planned sale of non-core businesses. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment, Test & Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1998, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business. In exchange for the Technology Division's assets, NYFM, Incorporated (a) agreed to pay the Company a percentage of gross sales in excess of $2.5 million for a period of five years; (b) assumed approximately $40 thousand of liabilities; and (c) established a credit for warranty work of approximately $35 thousand.

                                       F-29

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Discontinued Operations (continued)

Discontinued operations consist of the following:

      (Dollars in thousands)                1999       1998        1997

Sales                                     $      -    $   532     $ 7,878
                                           =======     ======      ======
Income(loss)from discontinued
  operations before income tax                  41       (516)       (574)
Income tax (benefit)                             -          -         (29)
                                           _______     ______      ______
Net income(loss)from discontinued
    operations                            $     41    $  (516)    $  (545)
                                           =======     ======      ======

Loss on disposal of Division              $      -    $(1,769)    $     -
Income tax (benefit)                             -          -           -
                                           _______     ______      ______
Loss on disposal of Division              $      -    $(1,769)    $     -
                                           =======     ======      ======

The assets and liabilities of the Company's discontinued operations are as follows at September 30:

     (Dollars in thousands)                   1999       1998

Assets (primarily accounts receivable)    $    220    $ 1,136
Liabilities (primarily accrued expenses)       760      1,128
                                           _______     ______
Net (Liabilities)Assets                   $   (540)   $     8
                                           =======     ======

Assets with a net book value of $878 thousand consisting primarily of land, building and management information systems were transferred to continuing operations on October 1, 1997.

(17) Sale of Division/Subsidiary

L.A.B. Division

On September 30, 1997, the Company sold all of the assets of its L.A.B. Division to Noonan Machine Company of Franklin Park, IL. The Company received $2.60 million in cash and two notes, totaling $650 thousand, from Noonan Machine Company. The purchaser has requested that the principal amount of the note be reduced to reflect the resale value of certain assets of L.A.B. The Company is enforcing its rights with respect to the note. The net proceeds from the sale were used to pay down all outstanding debt and build working capital.

The sale resulted in a $2.0 million gain, which was recorded in the fourth quarter of fiscal year 1997. In addition, $250 thousand of the proceeds associated with one of the notes was recorded as deferred revenue due to contingencies associated with the realization of this note. This note is still outstanding as of September 30, 1999.

                                       F-30

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on export sales is summarized by geographic area for the Company as a whole:

      (Dollars in thousands)
                                     1999        1998         1997
Geographic Area

United States                     $ 9,576     $ 17,022     $ 17,290
Europe                              1,180        1,072        1,223
Japan                                 787        1,534        1,243
Pacific Rim                           760          834        1,901
China                                 278          302        1,900
Canada                                153          228          178
Rest of World                         151           36          367
                                   ______      _______      _______
Total Sales                       $12,885     $ 21,028     $ 24,102
                                   ======      =======      =======

In 1999, no customers accounted for more than 10% of sales and in 1998, one customer accounted for 11.5% of sales.

The Company operates in two business segments, Alternative Energy Technology and Test and Measurement. The Alternative Energy Technology segment incubates alternative energy technology. The Test and Measurement segment develops, manufactures, markets and services sensing instruments, computer-based balancing systems for aircraft engines, vibration test systems and power conversion products.

The accounting policies of the Alternative Energy Technology and Test and Measurement segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, non-recurring items and interest income and expense. Inter-segment sales are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. In addition, segments noncash items include any depreciation and amortization in reported profit or loss. For the Alternative Energy Technology segment, the information is based on an annual period from October 1 to September 30 derived from Plug Power's unaudited financial statements.

                                       F-31

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) Geographic and Segment Information (continued)

(Dollars in thousands)
                Alternative
                  Energy                              Reconciling
Consolidated
                 Technology      Test and                Items
Totals
1999            (unaudited)    Measurement    Other   (unaudited)  (unaudited)

Revenues        $  8,247     $   12,885    $     -     $ (8,247)  $  12,885
Segment profit/
  (loss)         (27,391)        (1,404)        79        8,028     (10,688)
Equity in Plug
  Power loss           -              -          -       (9,363)     (9,363)
Total assets      43,547          8,185      14,885     (34,837)     31,780
Investment in
  Plug Power           -              -           -       8,710       8,710
Capital
  expenditures     9,247            183       2,555      (9,247)      2,738
Depreciation and
  amortization     1,165            202         379      (1,165)        581

1998
Revenues        $  5,948      $  21,028    $     -    $  (5,948)   $ 21,028
Segment profit/
  (loss)          (8,243)         2,155     (2,665)       4,437      (4,316)
Equity in Plug
  Power loss           -             -           -        (3,806)    (3,806)
Total assets       8,093         9,424      10,483        (6,872)    21,128
Investment in
  Plug Power           -             -           -         1,221      1,221
Capital
  expenditures     1,889           202       2,964        (1,889)     3,166
Depreciation and
  amortization       418           205         118          (418)       323

1997
Revenues        $    242     $  24,102     $     -     $    (242)  $ 24,102
Segment profit/
  (loss)          (4,752)        2,411       2,439         4,422      4,520
Equity in Plug
Power loss             -             -           -          (330)      (330)
Total assets       4,979         8,696       5,280        (4,952)    14,003
Investment in
  Plug Power           -             -           -            27         27
Capital
  expenditures       133           375           2          (133)       377
Depreciation and
  amortization        93           206          37           (93)       243

                                       F-32

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) Geographic and Segment Information (continued)

The following table presents the details of "Other" segment profit
(loss).

(Dollars in thousands)          1999          1998          1997
Corporate and Other
    Expenses/(Income):
  Depreciation and
    amortization              $  379      $    118      $     37
  Interest expense               106           102           323
  Interest income               (335)          (65)            -
  Income tax expense              37            25           143
  Other (income)expense, net    (225)          200         1,032
  (Income)loss from
    discontinued operations      (41)        2,285           545
  Gain on sale of division         -             -        (2,012)
  Gain on extinguishment
        of debt, net of tax        -             -        (2,507)

                               _____       _______       _______
Total (income) expense        $  (79)     $  2,665      $ (2,439)

</TABEL>

The reconciling items are the amounts of revenues earned and expenses incurred for corporate operations, which is not included in the segment information.


(19) Extraordinary Item - Extinguishment of Debt

During fiscal 1996, FAC purchased 909,091 shares of the Company's Common
Stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase, FAC also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC") to whom the Company was obligated under a Note Payable, due December 31, 1996.

FCCC was in default of its Term Loan to UCIC. FAC, as the owner of the rights to the Term Loan, filed suit-seeking payment. Collateral for the FCCC Term
Loan included the Company's Note Payable to FCCC. FAC exercised its rights to the collateral securing the Term Loan, including the right to obtain payment on the Note Payable directly from the Company. The Company and FAC entered into an agreement dated as of December 27, 1996 under which the Company issued to FAC 1.0 million shares of Common Stock in full satisfaction of the Note Payable and accrued interest.

                                       F-33

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(19) Extraordinary Item - Extinguishment of Debt (continued)

If FCCC were to seek collection of the Note Payable plus accrued interest from the Company, the Company, based on the opinion of counsel, believes that the outcome of any such action pursued by FCCC against the Company would not have a material adverse impact on the Company's financial position or results of operation.

(20) Comprehensive (Loss) Income

Total comprehensive (loss) income for the years ended September 30 consists of:


(Dollars in Thousands)                 1999        1998         1997
Net (loss)income                   $(10,688)   $ (4,316)     $ 4,520
Other comprehensive income(loss),
before tax:
  Foreign currency translation
  adjustments                             -           8            -
Unrealized loss on available
  for sale securities                    (5)          -            -
Income tax related to items of
  other comprehensive
  income(loss)                            -           -            -
                                    _______     _______       ______

Total comprehensive (loss)income   $(10,693)   $ (4,308)     $ 4,520
                                    =======     =======       ======

(21) Subsequent Events

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation (SatCon). SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. from the Company and the Company will invest approximately $7 million in SatCon. In consideration for the acquisition of Ling Electronics and the Company's investment, the Company will receive 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. The Company immediately funded $2.57 million of its investment in SatCon and will make the remaining investment by the end of January 2000. SatCon will also receive warrants to purchase 100,000 shares of the Company's common stock.

The Company immediately issued SatCon 36,000 stock purchase warrants. The warrants are immediately exercisable at $37.66 per share and expire on October 21, 2003. The estimated fair value of these warrants at the date issued was $14.81 per share using a Black Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options.

The Company immediately received 36,000 stock purchase warrants from SatCon. The warrants are immediately exercisable at $8.83 per share and expire on October 21, 2003.
                                       F-34

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(21) Subsequent Events (continued)

In addition, David Eisenhaure, President and Chief Executive Officer of SatCon Technology Corporation, will become a member of the Board of Directors of the Company and Alan Goldberg, a director of the Company and co-Chief Executive Officer of First Albany Companies Inc. will become a member of SatCon Technology Corporation's Board of Directors. SatCon Technology Corporation has also agreed to appoint an additional member to its Board of. Directors based on recommendations by the Company.

SatCon Technology Corporation manufactures and sells power and energy management products for telecommunications, silicon wafer manufacturing, factory automation, aircraft, satellites and automotive applications.
SatCon has four operating divisions: Film Microelectronics, Inc. designs and manufactures microelectronic circuits and interconnect products. Magmotor manufactures motors and magnetic suspension systems. Beacon Power manufactures flywheel energy storage devices and the Technology Center is responsible for new technology and product development.

                                       F-35

                        FIRST ALBANY COMPANIES INC
                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              PERIODS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998
                            AND DECEMBER 31, 1997.

COL. A                    COL.B        COL.C       COL.D        COL.E
----------------------------------------------------------------------------
                                     Additions
                        Balance a    Charged to                 Balance
                        Beginning    Costs and                  at End of
Description             of Period    Expenses    Deductions     Period
----------------------------------------------------------------------------
Allowance for doubtful
accoutns--deducted
from receivables from
customers:

Calendar Year   1999    $ 305,000    $  10,000    $       0    $ 315,000

Calendar Year   1998    $ 340,000    $ 133,000    $ 168,000    $ 305,000

Calendar Year   1997    $ 304,000    $ 120,000    $  84,000    $ 340,000


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       FIRST ALBANY COMPANIES INC

                       By: /s/ GEORGE C. MCNAMEE
                            George C. McNamee,
                    Chairman and Co-Chief Executive Officer

                            Date: March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                   Title                                 Date


/s/ GEORGE C. MCNAMEE
----------------------  Chairman and Co-Chief Executive Officer   March 28, 2000
George C. McNamee


/s/ ALAN P. GOLDBERG
---------------------- President and Co-Chief Executive Officer March 28, 2000 Alan P. Goldberg


/s/ STEVEN R. JENKINS
----------------------      Chief Financial Officer               March 28, 2000
Steven R. Jenkins           (Principal Accounting Officer)


/s/ HUGH A. JOHNSON JR.
----------------------      Senior Vice President and Director    March 28, 2000
Hugh A. Johnson, Jr.


-------------------------      Director
Peter Barton


/s/ J. ANTHONY BOECKH
--------------------------     Director                           March 28, 2000
J. Anthony Boeckh


/s/ WALTER M. FIEDEROWICZ
--------------------------     Director                           March 28, 2000
Walter M. Fiederowicz


/s/ DANIEL V. MCNAMEE III
--------------------------     Director                           March 28, 2000
Daniel V. McNamee III


/s/ CHARLES L. SCHWAGER
---------------------------    Director                           March 28, 2000
Charles L. Schwager


/s/ BENAREE P. WILEY
----------------------------   Director                           March 28, 2000
Benaree P. Wiley