Form 10-Q
period 2000-03-31
FIRST ALBANY COMPANIES INC
filed 2000-05-15
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 31, 2000
                     --------------------------------

                      Commission file number 0-14140


            First Albany Companies Inc.
     --------------------------------------------------------------
     (Exact name of registrant as specified in its charter)
            New York                        22-2655804
     --------------------------------------------------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

            30 South Pearl St., Albany, NY                12207
     --------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

            (518) 447-8500
     --------------------------------------------------------------
     (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    X       (1) No
                                            -------            ------
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

7,755,921 Shares of Common Stock were outstanding as of the close of business
------------------------------------------------------------------------------
on May 5, 2000.
---------------

               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                                  PAGE

        Part I - Financial Information

            Item 1. Financial Statements

               Condensed Consolidated Statements of Financial
                   Condition at March 31, 2000 and
                   December 31, 1999........................        3

               Condensed Consolidated Statements of Operations
                   for the Three Months Ended
                   March 31, 2000 and March 31, 1999.........       4

               Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended
                   March 31, 2000 and March 31, 1999...........   5-6

               Notes to Condensed Consolidated Financial
                      Statements...............................  7-15

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations................................. 16-23


        Part II - Other Information

            Item 1. Legal Proceedings............................  24


            Item 6. Exhibits and Reports on Form 8-K.........   25-27

                        FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    March 31,
                                                      2000       December 31,
(In thousands of dollars)                          (Unaudited)       1999
-----------------------------------------------------------------------------
Assets
 Cash                                             $    3,142      $    1,912
 Securities purchased under agreement to resell       55,080          26,822
 Securities borrowed                                 717,988         474,177
 Receivables from:
 Brokers, dealers and clearing agencies                8,415           8,193
 Customers                                           286,691         251,374
 Others                                               34,931          39,815
 Securities owned                                    183,348         158,047
 Investments                                          24,146          14,778
 Office equipment and leasehold improvements,net      10,398          10,515
 Other assets                                         24,328          22,501
-----------------------------------------------------------------------------
Total assets                                      $1,348,467      $1,008,134
=============================================================================
Liabilities and Stockholders' Equity
Liabilities
 Short-term bank loans                              $192,229        $172,534
 Securities loaned                                   884,783         596,340
 Payables to:
 Brokers, dealers and clearing agencies                9,191           9,452
 Customers                                            62,409          59,957
 Others                                               17,199          18,094
 Securities sold but not yet purchased                62,572          37,521
 Accounts payable                                      3,888           3,214
 Accrued compensation                                 19,868          30,131
 Accrued expenses                                     13,409           9,849
 Income tax payable                                    1,839              29
 Deferred tax liability                                1,612
 Notes payable                                         4,947           5,480
 Obligations under capitalized leases                  5,272           4,917
-----------------------------------------------------------------------------
Total liabilities                                  1,279,218         947,518
-----------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                                      6,000           7,500
Stockholders' Equity
 Common stock                                             79              76
 Additional paid-in-capital                           66,768          58,314
 Deferred compensation                                 1,202           1,184
 Unamortized value of restricted stock                (3,127)         (2,353)
 Retained deficit                                       (230)         (2,920)
 Less treasury stock at cost                          (1,443)         (1,185)
-----------------------------------------------------------------------------
Total stockholders' equity                            63,249          53,116
-----------------------------------------------------------------------------
Total liabilities and stockholders' equity        $1,348,467      $1,008,134
=============================================================================

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

=============================================================================

                                                     Three Months Ended
(In thousands of dollars except for per          March 31,        March 31,
share and outstanding share amounts)               2000             1999
-----------------------------------------------------------------------------
Revenues
 Commissions                                    $ 24,205          $ 18,658
  Principal transactions                          23,625            17,075
  Investment banking                               8,377             7,206
  Investment gains (losses)                        1,566            (3,555)
  Interest income                                 20,261            11,741
  Fees and other                                   5,685             3,933
-----------------------------------------------------------------------------
Total revenues                                    83,719            55,058
   Interest expense                               17,313             9,335
-----------------------------------------------------------------------------
Net revenues                                      66,406            45,723
-----------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits                        46,592            34,313
 Clearing, settlement and brokerage costs          1,360             1,295
 Communications and data processing                3,803             3,660
 Occupancy and depreciation                        3,342             3,190
 Selling                                           3,024             2,108
 Other                                             2,985             2,482
-----------------------------------------------------------------------------
Total expenses (excluding interest)               61,106            47,048
-----------------------------------------------------------------------------
Income (loss) before income taxes                  5,300            (1,325)
-----------------------------------------------------------------------------
   Income tax expense (benefit)                    2,237              (528)
-----------------------------------------------------------------------------
Net income (loss)                                 $3,063             $(797)
=============================================================================

 Net income (loss) per Common Share:
     Basic                                        $ 0.39            $(0.10)
     Dilutive                                     $ 0.33            $(0.10)
-----------------------------------------------------------------------------
 Weighted average common
 and common equivalent
 shares outstanding:
     Basic                                     7,855,875         7,635,043
     Dilutive                                  9,284,349         7,635,043
=============================================================================
 Dividend per common share
 outstanding                                       $0.05             $0.05
=============================================================================

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Three Months Ended
                                                   March 31,       March 31,
(In thousands of dollars)                            2000            1999
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                  $3,063          $ (797)
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                     1,120           1,134
   Deferred compensation                                18
   Deferred income taxes                              (338)         (1,791)
   Undistributed loss of affiliate                     596             544
   Unrealized investment (gain) loss                   169           3,011
   Realized (gain) loss on sale of investments      (2,331)
   Loss on sales of fixed assets                                       120
   Services provided in exchange for common stock      502             162
(Increase) decrease in operating assets:
   Securities purchased under agreement to resell  (28,258)           (123)
   Net receivables from customers                  (32,865)         12,335
   Net receivables from others                       4,523          14,398
   Securities owned, net                              (250)          3,547
   Other assets                                     (3,663)            336
Increase (decrease) in operating liabilities:
   Securities loaned, net                           44,632          25,501
   Net payables to brokers, dealers, and
       clearing agencies                              (483)         (2,475)
   Accounts payable and accrued expenses            (6,029)        (13,171)
   Income taxes payable                              1,810
-----------------------------------------------------------------------------
Net cash used in operating activities              (17,784)         42,731
-----------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of furniture, equipment, and leaseholds   (118)           (196)
   Disbursements for purchase of investments        (1,500)
   Proceeds from sale of investments                 2,637
-----------------------------------------------------------------------------
Net cash used in investing activities                1,019            (196)

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                (Continued)

                                                   Three Months Ended
                                                  March 31,   March 31,
(In thousands of dollars)                           2000        1999
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds of short-term bank loans                 19,695     (42,535)
 Proceeds of notes payable                                      4,400
 Payments on notes payable                           (533)     (2,146)
 Payments of obligations under capitalized leases    (512)       (311)
 Payments for purchases of common for treasury       (240)
 Proceeds from issuance of common stock               491         111
 Net decrease from borrowing under
   line-of-credit agreements                        (534)      (1,678)
 Dividends paid                                     (372)        (330)
-----------------------------------------------------------------------------
Net cash provided by financing activities         17,995      (42,489)
-----------------------------------------------------------------------------
Increase in cash                                   1,230           46
Cash at beginning of the year                      1,912        1,424
-----------------------------------------------------------------------------
Cash at end of period                             $3,142       $1,470
=============================================================================

In 2000, the Company entered into capital leases for office and computer equipment totaling approximately $867,000.

In 2000, the Company increased its investment in MTI by $8,957,000 and increased paid-in-capital by $5,171,000 and deferred income taxes by $3,786,000 (See Note 3).

In 2000, the Company reduced its subordinated liability by $1,500,000 in exchange for the Company's common shares (See Note 10).

       See notes to the condensed consolidated financial statements

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1.  Basis of Presentation

 In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of those for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999.

 Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.


2.  Earnings Per Common Share

 Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were:

=============================================================================
                                                 Three Months Ended
                                                 March 31,  March 31,
(In thousands, except per share amounts)           2000       1999
-----------------------------------------------------------------------------
Net income (loss)                                 $3,063   $  (797)
-----------------------------------------------------------------------------
Weighted average shares
  for basic earnings per share                     7,856     7,635
Effect of dilutive common
   equivalent shares (stock options and stock
   issuable under employee benefit plans)          1,428
-----------------------------------------------------------------------------
Weighted average shares and
   dilutive common equivalent shares
   for dilutive earnings per share                 9,284     7,635
=============================================================================
Basic earnings per share                          $ 0.39   $ (0.10)
Dilutive earnings per share                       $ 0.33   $ (0.10)

For the quarter ended March 31, 1999, the Company excluded approximately
691 thousand common equivalent shares in its computation of dilutive earnings per share because they were anti-dilutive.

                         FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

3.  Investments

 First Albany Companies Inc, the Parent Company holds various investments in its portfolio. Mechanical Technology Incorporated (MTI) and META Group, Inc are the two major holdings.

 At March 31, 2000 the Company owned approximately 3,917,000 common shares (33% of the shares outstanding) of MTI. Shares of MTI are traded on the NASDAQ National Market System under the symbol MKTY. The Company's investment in MTI is recorded under the equity method and approximated $18.1 million, which included goodwill of approximately $55,000 which is being amortized over 10 years. The Company's equity in MTI's net loss for the three months ended December 31, 1999 recorded on a one-quarter delay basis, was $.6 million.

 On March 8, 2000, Mechanical Technology Inc. announced a 3 for 1 stock split in the form of a stock dividend payable April 12, 2000 to shareholders of record on March 8, 2000.

 The following presents unaudited summarized financial information of MTI at December 31, 1999 and for the three months then ended December 31, 1999:

          -----------------------------------------------
          (in thousands of dollars)
          ===============================================
          Assets                                $94,680
          Liabilities                            40,577
          -----------------------------------------------
          Shareholders' equity                  $54,103
          ===============================================
          ===============================================
          Revenues                              $ 1,357
          Operating loss                           (554)
          Gain on sale of division/subsidiary     1,262
          Equity in Joint Venture losses         (2,991)
          Other Expense                            (224)
          Net loss                              $(1,773)
          ===============================================

 At March 31, 2000 the aggregate market value of the Company's shares of MTI stock was $278.1 million. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment.

 Equity in joint venture losses for the three months ended December 31, 1999 are attributed to MTI's investments in Plug Power, Inc. The Company's equity in MTI's net loss, recorded on a one-quarter delay basis, was a loss of $1.4 million for the three months ended March 31, 2000, which will be recorded by the Company in the quarter ending June 30, 2000.

 During the calendar quarter ended December 31, 1999, Plug Power, Inc
(formerly a joint venture between MTI and Edison Development Corp.) issued common stock in an initial public offering. Plug Power's shareholder's equity increased $178.8 million primarily due to cash investments by individuals and corporate investors, including MTI and the public offering.
As a result, MTI recorded its proportionate share of this increase in Plug Power's equity as investment in Plug Power and additional paid-in-capital, net of deferred taxes. Accordingly, the Company has recorded through March 31, 2000 its proportionate

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

share ($8.9 million) of this increase in MTI's equity as an increase in its investment in MTI. The Company also recorded an increase in additional paid-in-capital of $5.2 million (net of deferred taxes) as a result of this transaction.

  At March 31, 2000, the Company owned 134,500 shares of META Group, Inc. The fair market value of this investment was $3.5 million. During the three months ended March 31, 2000, the Company has recorded unrealized losses of $169,000 and realized gains of $2.3 million with respect to this investment.

4.  Receivables from Others


    Amounts receivable from others as of:

-----------------------------------------------------------------------------
                                              March 31,        December 31,
(In thousands of dollars)                       2000              1999
=============================================================================
  Adjustment to record securities owned on
   a trade date basis, net                     $21,250          $28,552
  Others                                        13,681           11,263
-----------------------------------------------------------------------------
  Total                                        $34,931          $39,815
=============================================================================

 Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.

5.  Securities Owned And Sold But Not Yet Purchased

 Securities owned and sold but not yet purchased consisted of the following as of:

=============================================================================
(In thousands of dollars)            March 31,            December 31,
                                       2000                  1999
-----------------------------------------------------------------------------
                                          Sold, but              Sold, but
                                            not yet                not yet
                                   Owned  Purchased      Owned    Purchased
-----------------------------------------------------------------------------
Marketable Securities
 U.S. Government and federal
      agency obligations        $ 16,265    $54,005   $  12,885    $26,131
 State and municipal bonds       120,124      1,123     111,855      3,080
 Corporate obligations            32,511      1,514      19,577      2,249
 Corporate stocks                  7,005      5,930      12,646      6,061
Not readily marketable
      securities
 Investment securities with
      no publicly quoted marke       520                    187
Investment securities subject
      to restrictions              6,923                    897
-----------------------------------------------------------------------------
Total                           $183,348    $62,572   $ 158,047    $37,521
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


6.  Payables to Others

 Amounts payable to others as of:

-----------------------------------------------------------------------------
                                                March 31,      December 31,
(In thousands of dollars)                         2000            1999
-----------------------------------------------------------------------------
  Borrowing under line-of-credit agreements     $15,268         $15,802
  Others                                          1,931           2,292
-----------------------------------------------------------------------------
  Total                                         $17,199         $18,094
=============================================================================

7.  Income Taxes

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

 The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

=============================================================================
   (In thousands of dollars)                    March 31,      December 31,
                                                   2000            1999
------------------------------------------------------------------------------
   Bad debt reserve                             $    170        $   132
   Securities held for investment                 (5,518)        (1,812)
   Fixed assets                                      941          1,053
   Deferred compensation                           2,598          2,381
   Other                                             197             82
-----------------------------------------------------------------------------
    Total deferred tax (liabilities) assets     $ (1,612)       $ 1,836
=============================================================================

 The Company has not recorded a valuation allowance for deferred tax assets since it has determined that it is more likely than not that deferred tax assets will be fully realized through a combination of future taxable income and income available in carryback years.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)


8.  Notes Payable

 Notes payable consists of a note for $1,354,167 which is collateralized by fixed assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day London InterBank Offered Rate ("LIBOR") (6.133% plus 2% on March 31, 2000). This note matures on March 27, 2001.

 Notes payable also consists of a note for $3,593,333 which is payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London InterBank Offered Rate ("LIBOR"). This note matures on April 1, 2004.

 One of the more significant covenants of both notes requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c 3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of March 31, 2000 was $6.2 million. The amount of net capital as of March 31, 2000 was $20.3 million.

9.  Obligations under Capitalized Leases

 The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments as of March 31, 2000:

               ===============================================
               (In thousands of dollars)
               2000                                     $2,032
               2001                                      2,284
               2002                                      1,339
               2003                                        148
               2004                                         72
               2005                                          5
               -----------------------------------------------
               Total Minimum Lease Payments              5,880
               Less: Amount Representing Interest          608
               -----------------------------------------------
               Present Value of Minimum Lease Payments  $5,272
               ===============================================

10.  Subordinated Debt

 The Company has a subordinated debt of $2,000,000. This debt bears interest at 8.75%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002.

The Company also has an additional subordinated debt of $4,000,000 that bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002.

 In connection with the subordinated loans made by the Lender to the Company, and as additional consideration, the Company granted the Lender options to purchase shares of the Company's stock. During March 2000, the Lender exercised their options to purchase the Company's common stock. Pursuant to

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)


this, the Company issued 139,895 shares of its common stock to the Lender and the Lender discharged $500,000 and $1,000,000, respectively of the subordinated debt owed to the Lender by the Company.

 Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required net capital. The amount of required net capital as of March 31, 2000 was $6.2 million. The amount of net capital as of March 31, 2000 was $20.3 million.


11.  Commitments and Contingencies

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

12.  Stockholders' Equity

 In January 2000, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 24, 2000, to shareholders of record on February 10, 2000.

 On March 31, 2000, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 31, 2000, along with a 5% stock dividend, payable on May 26, 2000 to shareholders of record on May 12, 2000.

13.  Net Capital Requirements

 The Company's broker-dealer subsidiary, First Albany Corporation (the "Corporation"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital. The corporation has elected to use the alternative method permitted by the rule, which requires that the corporation maintain a minimum net capital of 2 percent of aggregate debit balances arising from customer transactions as defined. As of March 31, 2000, the Corporation had aggregate net capital, as defined, of $20.3 million which equaled 6.5% of aggregate debit balances and $14.1 in excess of required minimum net capital.

14.  Derivative Financial Instruments

 The Company does not engage in the proprietary trading of derivative securities with the exception of highly liquid index futures contracts and options. These index futures contracts and options are used to

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

hedge certain securities positions in the Company's inventory. Gains and losses are included as revenues from principal transactions.

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


15.  Segment Analysis

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

 The Company's Investment segment includes revenue relating to the Company's investment in Mechanical Technology Incorporated (MTI) which is recorded under the equity method (see Note 3 - "Investments"). Pre-tax net
(loss) relating to MTI was $(596,000) and $(544,000) for the quarters ended March 2000 and 1999, respectively. The Company records its other investments at fair market value.

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

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

=============================================================================
                                    Three Months Ended
(In thousands of dollars)        March 31,         March 31,
                                   2000              1999
-----------------------------------------------------------------------------
Revenues (excluding interest):

Private Client Group           $ 33,824            $ 23,979
 Institutional                   25,975              21,370
 Other                            2,093               1,540
 Investments                      1,566              (3,572)
-----------------------------------------------------------------------------
Total                          $ 63,458            $ 43,317
=============================================================================

Net Interest Revenues:

 Private Client Group          $  1,039            $    893
 Institutional                     (203)                (82)
 Other                            2,112               1,595
-----------------------------------------------------------------------------
Total                            $2,948            $  2,406
=============================================================================

Net Revenues:

 Private Client Group          $ 34,863            $ 24,872
 Institutional                   25,772              21,288
 Other                            4,205               3,135
 Investments                      1,566              (3,572)
-----------------------------------------------------------------------------
Total                          $ 66,406            $ 45,723
=============================================================================

Pre-Tax Income:

 Private Client Group          $  9,063            $  4,838
 Institutional                    1,411                 815
 Other                           (6,740)             (3,406)
 Investments                      1,566              (3,572)
-----------------------------------------------------------------------------
Total                          $  5,300            $ (1,325)
=============================================================================

16.   New Accounting Standards

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

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (continued)

17.  Subsequent Events

 On May 9, 2000, the Company announced that is has signed an agreement for the sale of the assets of its Private Client Group, its retail brokerage branch network, to First Union Securities, a subsidiary of First Union Corp. for net assets plus $100 million. The transaction is expected to close in August.


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

=============================================================================
                                                            2000 vs.
                                    Three Months Ended      1999    Percentage
                                    March 31,  March 31,  Increase   Increase
(In thousands of dollars)             2000       1999    (Decrease) (Decrease)
-----------------------------------------------------------------------------
Revenues
 Commissions                        $24,205     $18,658    $ 5,547     30%
 Principal transactions              23,625      17,075      6,550     38%
 Investment banking                   8,377       7,206      1,171     16%
 Investment gain (loss)               1,566      (3,555)     5,121    144%
 Interest income                     20,261      11,741      8,520     73%
 Fees and others                      5,685       3,933      1,752     45%
-----------------------------------------------------------------------------
Total revenues                       83,719      55,058     28,661     52%
 Interest expense                    17,313       9,335      7,978     85%
-----------------------------------------------------------------------------
Net revenues                         66,406      45,723     20,683     45%
-----------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits           46,592      34,313     12,279     36%
 Clearing, settlement and
   brokerage costs                    1,360       1,295         65      5%
 Communications and
   data processing                    3,803       3,660        143      4%
 Occupancy and depreciation           3,342       3,190        152      5%
 Selling                              3,024       2,108        916     43%
 Other                                2,985       2,482        503     20%
-----------------------------------------------------------------------------
Total expenses (excluding interest)  61,106      47,048     14,058     30%
-----------------------------------------------------------------------------
Income (Loss) before income taxes     5,300      (1,325)     6,625    500%
-----------------------------------------------------------------------------
 Income tax expense (benefit)         2,237        (528)     2,765    524%
-----------------------------------------------------------------------------
Net income (loss)                   $ 3,063     $  (797)   $ 3,860    484%
=============================================================================

Net interest income
 Interest income                    $20,261     $11,741    $ 8,520     73%
 Interest expense                    17,313       9,335      7,978     85%
-----------------------------------------------------------------------------
Net interest income                 $ 2,948     $ 2,406    $   542     23%
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

On May 9, 2000, the Company announced that is has signed an agreement for the sale of the assets of its Private Client Group, its retail brokerage branch network, to First Union Securities, a subsidiary of First Union Corp. for net assets plus $100 million. The transaction is expected to close in August. The Company anticipates a gain relating to this transaction which will be recognized upon completion of the transaction.

The proceeds from this sale will be used to expAnd the Company's investment banking, equity and fixed income capital marktes, and venture capital operations, as well as to reduce outstanding bank debt.

Results of Operations
---------------------

Three Month Periods Ended March 31, 2000 and March 31, 1999
------------------------------------------------------------

Net Income
----------

  Net income (loss) for the quarter ended March 31, 2000 was $3.1 million or $0.39 basic earnings per share ($0.33 dilutive earnings per share), compared to ($0.8) million or ($0.10) basic loss per share (($0.10) dilutive loss per share) in the comparable 1999 period. For the quarter the net revenue growth in the Firm's Private Client Group was 40%, while the net revenue growth in the Firm's Institutional business was 21%.

Commissions
-----------

 Commission revenues for this year's first quarter increased $5.5 million or 30% compared to the comparable 1999 period, reflecting active trading in all major markets. Revenues from listed stocks and over-the-counter agency stock commissions increased $4.0 million or 31% while revenues from mutual funds, options and other increased $1.5 million.


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATION

                                (Continued)

Principal Transactions
----------------------

 Principal transactions for this year's first quarter increased $6.6 million or 38% compared to the comparable 1999 period. This amount was comprised of an increase in equity securities of $2.9 million, and an increase in corporate fixed income of $2.3 million and a decrease in municipal bonds of $1.4 million.

Investment Banking
------------------

 Investment banking revenues for this year's first quarter increased $1.2 million or 16% compared to the comparable 1999 period. Revenues from corporate underwriting increased $2.1 million while municipal underwriting revenues decreased $0.9 million.

Investment gains/(losses)
-------------------------

 Investment gains (losses) for this year's first quarter increased $5.1 million compared to the comparable 1999 period. The increase was due primarily to an increase in the book value of the investment portfolio held at First Albany Companies Inc, the Parent Company. (See Note 3)

Fees and Others
---------------

     Fees and other revenues for this year's first quarter increased $1.8 million or 45% compared to the same period of 1999, primarily reflecting increased revenues from the firm's focus to increase fee-based revenues.

Compensation and Benefits
-------------------------

    Compensation and benefits for this year's first quarter increased $12.3 million or 36% compared to the same period of 1999, due primarily to an increase in net revenues at First Albany Corporation.

Selling
-------

  Selling expenses for this year's first quarter increased $0.9 million or 43% compared to the same period of 1999, mainly due to an increase in loss in errors and promotional-related expenses.

Income Taxes
------------

  Income taxes for this year's first quarter increased $2.8 million due to a increase in pre-tax earning.

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

 At March 31, 2000, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

 Management believes that funds provided by operations and a variety of bank lines-of-credit-totaling $295 million of which approximately $103 million were unused as of March 31, 2000-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

 In January 2000, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 24, 2000, to shareholders of record on February 10, 2000.

 On March 31, 2000 the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 31, 2000, along with a 5% stock dividend, payable on May 26, 2000 to shareholders of record on May 12, 2000.

 The Company believes that funds provided by operations will be sufficient to fund the acquisition of office equipment, leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.

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

        Inventory and assessment
        Planning, analysis and design
        Remediation
        Testing
        Implementation
        Post implementation monitoring


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

  Following is a discussion of the Company's primary market risk exposures as of March 31, 2000, including a discussion of how those exposures are currently managed.

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

  A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its inventory position. The fair market value of these securities included in the Company's inventory at March 31, 2000 was $114 million. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent decrease in interest rates. At March 31, 2000, the potential change in fair value, assuming this hypothetical decrease, was $5.5 million. The actual risks and results of such adverse effects may differ substantially.

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


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

  Marketable equity securities included in the Company's inventory at March 31, 2000, which were recorded at a fair value of $7 million, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $.7 million. The actual risks and results of such adverse effects may differ substantially. The Company's investment portfolio, excluding its investment in MTI, at March 31, 2000 had a fair market value of $6 million. (See Note 3). This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $.6 million. Actual results may differ.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

  (a)   Exhibits
        --------

        Item No.  Item
        --------  ----

        (10.26) Agreement to Sell First Albany Corporation's Retail Branch
                Network and Correspondent Clearing Business dated May 8, 2000 between First Albany Companies Inc., First Albany Corporation and First Union Securities, Inc. (filed herewith)

        (11) Statement Re: Computation of Per Share Earnings (filed herewith)

        (27)    Selected Financial Data Schedule BD (filed herewith)

  (b)   Reports on Form 8-K
        -------------------

            No Form 8K was filed during the quarter ended March 31, 2000.
                                                          --------------

                                SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                           First Albany Companies Inc.
                    ----------------------------------------
                                   (Registrant)

                    /s/ALAN P GOLDBERG
Date: 5/11/00       -------------------------------------
                    Alan P. Goldberg
                    President/Co-Chief Executive Officer

                    /s/STEVEN JENKINS
Date: 5/11/00       --------------------------------------
                    Steven Jenkins
                    Chief Financial Officer
                    (Principal Accounting Officer)
