Form 10-Q
period 2000-06-30
FIRST ALBANY COMPANIES INC
filed 2000-08-14
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 2000
                      -------------------------------

                      Commission file number 0-14140


            First Albany Companies Inc.
     ------------------------------------------------------------
     (Exact name of registrant as specified in its charter)
            New York                        22-2655804
     ------------------------------------------------------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

            30 South Pearl St., Albany, NY        12207
     -------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

            (518) 447-8500
     -------------------------------------------------------------
     (Registrant's telephone number, including area code)


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

8,122,147 Shares of Common Stock were outstanding as of the close of business
-----------------------------------------------------------------------------
on August 1, 2000.
------------------

               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                                PAGE

        Part I - Financial Information

            Item 1. Financial Statements

               Condensed Consolidated Statements of Financial
                   Condition at June 30, 2000 and
                   December 31, 1999.......... .............        3

               Condensed Consolidated Statements of Operations
                   for the Six Months Ended
                   June 30, 2000 and June 30, 1999...........       4

               Condensed Consolidated Statements of Cash Flows
                   for the Six Months Ended
                   June 30, 2000 and June 30, 1999...........     5-6

               Notes to Condensed Consolidated Financial
                   Statements................................    7-16

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations...............................   17-27


        Part II - Other Information

            Item 1. Legal Proceedings........................     28

            Item 4. Submission of matters to a vote of
                    security holders                              28

            Item 6. Exhibits and Reports on Form 8-K.........  29-31


                         FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

=============================================================================
                                     June 30,
                                       2000          December 31,
(In thousands of dollars)           (Unaudited)         1999
-----------------------------------------------------------------------------
Assets
 Cash                               $    1,661      $    1,912
 Securities purchased under
  agreement to resell                   45,679          26,822
 Securities borrowed                   880,283         474,177
 Receivables from:
  Brokers, dealers and clearing
   agencies                              5,005           8,193
  Customers                             28,265         251,374
  Others                                28,809          39,815
 Securities owned                      193,642         158,047
 Investments                            21,981          14,778
 Office equipment and leasehold
  improvements, net                      8,402          10,515
 Net assets of discontinued
  operations, see note 17              227,483
 Other assets                           19,658          22,501
-----------------------------------------------------------------------------
Total assets                        $1,460,868      $1,008,134
=============================================================================
Liabilities and Stockholders' Equity
Liabilities
 Short-term bank loans              $  188,559      $  172,534
 Securities loaned                   1,059,161         596,340
 Payables to:
  Brokers, dealers and clearing
   agencies                             10,754           9,452
  Customers                              3,851          59,957
  Others                                21,698          18,094
 Securities sold but not yet
  purchased                             68,599          37,521
 Accounts payable                        3,579           3,214
 Accrued compensation                   16,354          30,131
 Accrued expenses                       12,016           9,849
 Income tax payable                      1,234              29
 Deferred tax liability                    120
 Notes payable                           4,415           5,480
 Obligations under capitalized lease     3,382           4,917
-----------------------------------------------------------------------------
Total liabilities                    1,393,722         947,518
-----------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                        6,000           7,500
-----------------------------------------------------------------------------
Stockholders' Equity
 Common stock                               85              76
 Additional paid-in-capital             77,123          58,314
 Deferred compensation                                   1,184
 Unamortized value of restricted stock  (2,771)         (2,353)
 Retained deficit                      (11,058)         (2,920)
 Less treasury stock at cost            (2,233)         (1,185)
-----------------------------------------------------------------------------
Total stockholders' equity              61,146          53,116
-----------------------------------------------------------------------------
Total liabilities and
 stockholders' equity               $1,460,868      $1,008,134
=============================================================================

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

=============================================================================
(In thousands of dollars           Three Months Ended    Six Months Ended
 except for per share and and       June 30,   June 30,   June 30,  June 30,
 outstanding share amounts)           2000       1999       2000     1999
-----------------------------------------------------------------------------
Revenues
 Commissions                         $ 4,243   $ 3,749    $ 9,014   $ 7,418
  Principal transactions              12,829    11,935     28,206    23,636
  Investment banking                   5,879     6,682     13,940    13,336
  Investment gains (losses)             (851)        0      1,312    (3,011)
  Interest income                     21,234    13,602     40,279    24,333
  Fees and other                       1,260     1,489      2,626     2,604
-----------------------------------------------------------------------------
Total revenues                        44,594    37,457     95,377    68,316
  Interest expense                    19,385    12,259     36,566     1,511
-----------------------------------------------------------------------------
Net revenues                          25,209    25,198     58,811    46,805
-----------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits            19,555    19,511     43,962    38,008
 Clearing, settlement and
  brokerage costs                        734       660      1,532     1,407
 Communications and data processing    2,278     2,012      4,526     4,163
 Occupancy and depreciation            1,363     1,367      2,722     2,552
 Selling                               1,387     1,449      2,823     2,626
 Other                                   727     1,118      1,951     2,040
-----------------------------------------------------------------------------
Total expenses (excluding interest)   26,044    26,117     57,516    50,796
-----------------------------------------------------------------------------
Operating income (loss)                 (835)     (919)     1,295    (3,991)
 Equity in losses of affiliates       (1,365)     (872)    (1,962)   (1,416)
-----------------------------------------------------------------------------
Income (loss) before income taxes     (2,200)   (1,791)      (667)   (5,407)
  Income tax expense (benefit)          (838)     (741)      (181)   (2,092)
-----------------------------------------------------------------------------
Income from continuing operations     (1,362)   (1,050)      (486)   (3,315)
-----------------------------------------------------------------------------
Income from discontinued operations,
 net of taxes                            275     1,867      2,462     3,335
-----------------------------------------------------------------------------
Net income (loss)                    $(1,087)  $   817    $ 1,976   $    20
=============================================================================
Basic share data:
 Basic earnings:
   Continued operations                (0.16)    (0.14)     (0.06)    (0.43)
   Discontinued operations              0.03      0.25       0.31      0.43
-----------------------------------------------------------------------------
 Net income                            (0.13)     0.11       0.25      0.00
=============================================================================
Diluted earnings:
   Continued operations                (0.16)    (0.12)     (0.05)    (0.39)
   Discontinued operations              0.03      0.21       0.26      0.39
-----------------------------------------------------------------------------
 Net income                            (0.13)     0.09       0.21      0.00
=============================================================================
Weighted average common
 and common equivalent
 shares outstanding:
   Basic                           8,146,338  7,648,327  8,001,106  7,641,684
   Dilutie                         8,146,338  8,669,114  9,362,933  8,497,669
==============================================================================
 Dividend per common share
  outstanding                        $  0.05   $  0.05    $  0.10   $  0.10
==============================================================================

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Six Months Ended
                                                   June 30,       June 30,
(In thousands of dollars)                            2000           1999
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                 $ 1,976       $     20
Adjustments to reconcile net income to net
 cash used in operating activities:
   Depreciation and amortization                     2,239          2,231
   Deferred compensation                               806            969
   Deferred income taxes                            (1,791)        (2,543)
   Undistributed loss of affiliate                   1,961          1,416
   Unrealized investment (gain) loss                 1,085          3,011
   Realized (gain) loss on sale of investments      (2,332)
   Loss on sales of fixed assets                                      126
   Services provided in exchange for common stock      868            347
(Increase) decrease in operating assets:
   Cash and securities segregated under federal
    regulations                                     (4,750)
   Securities purchased under agreement to
     resell                                        (18,857)       (11,826)
   Net receivables from customers                  (52,860)       (28,163)
   Net receivables from others                      12,697        (41,211)
   Securities owned, net                            (4,517)       (46,232)
   Other assets                                     (6,606)          (321)
Increase (decrease) in operating liabilities:
   Securities loaned, net                           56,717         60,225
   Net payables to brokers, dealers, and
       clearing agencies                             4,490          2,338
   Accounts payable and accrued expenses            (7,559)       (10,804)
   Income taxes payable                              1,205
-----------------------------------------------------------------------------
Net cash used in operating activities              (15,228)       (70,417)
-----------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of furniture, equipment, and
    leaseholds                                      (1,504)          (425)
   Disbursements for purchase of investments        (1,535)
   Proceeds from sale of investments                 2,638
-----------------------------------------------------------------------------
Net cash used in investing activities                 (401)          (425)

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                (Continued)

                                                     Six Months Ended
                                                   June 30,     June 30,
(In thousands of dollars)                            2000         1999
-----------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds of short-term bank loans                16,025         80,635
   Proceeds of notes payable                                        4,400
   Payments on notes payable                        (1,065)        (2,783)
   Payments of obligations under capitalized
    leases                                          (1,068)          (689)
   Payments for purchases of common for treasury      (240)
   Proceeds from issuance of common stock              574            111
   Net increase (decrease) from borrowing under
    line-of-credit agreements                        1,913         (4,435)
   Dividends paid                                     (761)          (660)
-----------------------------------------------------------------------------
Net cash provided by financing activities           15,378         76,579
-----------------------------------------------------------------------------
Increase in cash                                      (251)         5,737
Cash at beginning of the year                        1,912          1,424
-----------------------------------------------------------------------------
Cash at end of period                              $ 1,661       $  7,161
=============================================================================

In 2000, the Company entered into capital leases for office and computer equipment totaling approximately $867,000.

In 2000, the Company increased its investment in MTI by $9,044,000 and increased paid-in-capital by $5,297,000 and deferred income taxes by $3,747,000 (See Note 3).

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

2.  Earnings Per Common Share

 Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were:

=============================================================================
                                       Three Months Ended   Six Months Ended
(In thousands, except                  June 30,  June 30,   June 30, June 30,
 per share amounts)                      2000      1999       2000     1999
-----------------------------------------------------------------------------
Income from continuing operations      $(1,362)  $(1,050)   $ (486)  $(3,315)
Income from discontinued operations,
  net of taxes                             275     1,867     2,462     3,335
-----------------------------------------------------------------------------
Net income (loss)                      $(1,087)  $   817    $1,976   $    20
-----------------------------------------------------------------------------
Weighted average shares
  for basic earnings per share           8,146     7,648     8,001     7,641
Effect of dilutive common
  equivalent shares (stock options
  and stock issuable under employee
  benefit plans)                                   1,021     1,362       857
-----------------------------------------------------------------------------
Weighted average shares and
  dilutive common equivalent shares
  for dilutive earnings per share        8,146     8,669     9,363     8,498
=============================================================================

Earnings per share data:

Basic earnings:

-----------------------------------------------------------------------------
Continuing operations                  $ (0.16)  $ (0.14)   $(0.06)  $ (0.43)
Discontinued operations                   0.03      0.25      0.31      0.43
-----------------------------------------------------------------------------
Net income                             $ (0.13)  $  0.11    $ 0.25   $  0.00
=============================================================================


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

Diluted earnings:

-----------------------------------------------------------------------------
Continuing operations                  $ (0.16)  $ (0.12)   $(0.05)  $(0.39)
Discontinued operations                   0.03      0.21      0.26     0.39
-----------------------------------------------------------------------------
Net income                             $ (0.13)  $  0.09    $ 0.21   $ 0.00
=============================================================================

For the quarter ended June 30, 2000, the Company excluded approximately
1.3 million common equivalent shares in its computation of dilutive earnings per share because they were anti-dilutive.

3.  Investments

 First Albany Companies Inc, the Parent Company holds various investments in its portfolio. Mechanical Technology Incorporated (MTI) and META Group, Inc are the two major holdings.

 At June 30, 2000 the Company owned approximately 11,753,744 common shares (33 % of the shares outstanding) of MTI. Shares of MTI are traded on the NASDAQ National Market System under the symbol MKTY. The Company's investment in MTI is recorded under the equity method and approximated
$16.9 million. At June 30, 2000 the aggregate market value of the Company's shares of MTI stock was $176.3 million. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment. The Company's equity in MTI's net loss for the three months ended March 31, 2000 recorded on a one-quarter delay basis, was $1.4 million.

 The following presents unaudited summarized financial information of MTI at March 31, 2000 and for the three months then ended March 31, 2000:

          ------------------------------------------
          (in thousands of dollars)
          ==========================================
          Assets                            $ 81,394
          Liabilities                         27,231
          ------------------------------------------
          Shareholders' equity              $ 54,163
          ==========================================

          ==========================================
          Revenues                          $  1,733
          Operating loss                        (701)
          Equity in losses  of  affiliates    (6,328)
          Other Expense                         (493)
          Income tax benefit                   3,461
          Net loss                          $ (4,061)
          ===========================================

 Equity in losses of affiliates for the three months ended March 31, 2000 are attributed to MTI's investments in Plug Power, Inc. The Company's equity in MTI's net loss, recorded on a one-quarter delay basis, was a loss of $1.7 million for the three months ended June 30, 2000, which will be recorded by the Company in the quarter ending September 30, 2000.


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

Plug Power's shareholder's equity increased $1.8 million during the calendar quarter ended March 31, 2000, primarily due to cash investments by individual and corporate investors. Accordingly, the Company has recorded through June 30, 2000 its proportionate share ($87 thousand) of this increase in MTI's equity as an increase in it's investments in MTI. The Company also recorded an increase in additional paid-in-capital of $51 thousand (net of deferred taxes) as a result of this transaction.

 At June 30, 2000, the Company owned 134,500 shares of META Group, Inc.
The fair market value of this investment was $2.6 million. During the three months ended June 30, 2000, the Company has recorded unrealized losses of $916,000 due to the decline in market value of this investment.

4.  Receivables from Others

  Amounts receivable from others as of:


-----------------------------------------------------------------------------
                                     June 30,         December 31,
(In thousands of dollars)              2000              1999
=============================================================================
  Adjustment to record securities
   owned on a trade date basis, net   $17,226          $28,552
  Others                               11,583           11,263
-----------------------------------------------------------------------------
  Total                               $28,809          $39,815
=============================================================================

 Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.

5.  Securities Owned And Sold But Not Yet Purchased

 Securities owned and sold but not yet purchased consisted of the following as of:

=============================================================================
(In thousands of dollars)              June 30,             December 31,
                                         2000                  1999
-----------------------------------------------------------------------------
                                             Sold, but             Sold, but
                                               not yet               not yet
                                     Owned   Purchased     Owned   Purchased
-----------------------------------------------------------------------------
Marketable Securities
 U.S. Government and federal
      agency obligations            $ 11,939  $45,982    $ 12,885    $26,131
 State and municipal bonds           141,553   16,557     111,855      3,080
 Corporate obligations                32,702    5,327      19,577      2,249
 Corporate stocks                      6,036      733      12,646      6,061


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)


Not readily marketable securities
      securities
 Investment securities with
      no publicly quoted market          190                  187
 Investment securities subject
      to restrictions                  1,222                  897
-----------------------------------------------------------------------------
Total                               $193,642  $68,599    $158,047    $37,521
=============================================================================


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


6.  Payables to Others

 Amounts payable to others as of:

-----------------------------------------------------------------------------
                                     June 30,          December 31,
(In thousands of dollars)              2000                1999
=============================================================================
  Borrowing under line-of-credit
   agreements                        $17,714             $15,802
  Others                               3,984               2,292
-----------------------------------------------------------------------------
  Total                              $21,698            $ 18,094
=============================================================================


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

 The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

   ============================================================
   (In thousands of dollars)           June 30,  December 31,
                                         2000       1999
   ------------------------------------------------------------
   Bad debt reserve                    $  142    $   132
   Securities held for investment      (4,504)    (1,812)
   Fixed assets                         1,097      1,053
   Deferred compensation                3,070      2,381
   Other                                   75         82
   ------------------------------------------------------------
     Total deferred tax (liabilities)
       assets                          $ (120)   $ 1,836
   ============================================================

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

8.  Notes Payable

 Notes payable consists of a note for $1,041,667 which is collateralized by fixed assets and is payable in monthly principal payments of $104,167 plus interest. The interest rate is 2% over the 30-day London InterBank Offered Rate ("LIBOR") (6.635% plus 2% on June 30, 2000). This note was paid off on July 3, 2000 in the amount of $1,056,834, including accrued interest.

  Notes payable also consists of a note for $3,373,300 which is payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London InterBank Offered Rate ("LIBOR"). This note matures on April 1, 2004.

  One of the more significant covenants of both notes requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c 3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of June 30, 2000 was $5.9 million. The amount of net capital as of June 30, 2000 was $27 million.

9.  Obligations under Capitalized Leases

 The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments as of June 30, 2000:

       ==============================================================
                                             Continuing  Discontinued
       (In thousands of dollars)             Operations   Operations
       --------------------------------------------------------------
       2000                                     $  949    $  362
       2001                                      1,596       689
       2002                                        902       387
       2003                                        183        46
       2004                                         46        23
       2005                                          6         3
       -------------------------------------------------------------
       Total Minimum Lease Payments              3,682     1,510
       Less: Amount Representing Interest          300       178
       --------------------------------------------------------------
       Present Value of Minimum Lease Payments  $3,382    $1,332
       ==============================================================

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


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)


 Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required net capital. The amount of required net capital as of June 30, 2000 was $5.9 million. The amount of net capital as of June 30, 2000 was $27 million.


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

 In July 2000, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on August 24, 2000, to shareholders of record on August 10, 2000.

13.  Net Capital Requirements

 The Company's broker-dealer subsidiary, First Albany Corporation (the "Corporation"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of a minimum net capital. The corporation has elected to use the alternative method permitted by the rule, which requires that the corporation maintain a minimum net capital of 2 percent of aggregate debit balances arising from customer transactions as defined. As of June 30, 2000, the Corporation had aggregate net capital, as defined, of $27 million which equaled 9.1% of aggregate debit balances and $21.1 million in excess of required minimum net capital.

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


15.  Segment Analysis

 The Company's reportable operating segments are: Institutional (including Investment Banking, Institutional Sales and Trading), Investments, Equity in Losses of Affiliates and Discontinued Operations. The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies." The Institutional segment generates revenues from securities transactions (equities and fixed-income securities) with institutional clients along with investment banking activities, which includes managing, co-managing of tax-exempt and
corporate securities underwritings and financial advisory services.   This
segment also includes trading activity in which the Company buys and maintains inventories of fixed-income products and equities securities (as a "market maker") for sale to other dealers and to institutional clients. The Investment segment includes gains and losses associated with the investment portfolio held at First Albany Companies Inc., the holding company. Discontinued operations is comprised of the Company's Private Client Group. The Private Client Group provides securities brokerage
services to individual investors.   Revenues are generated through customer
purchase and sale of various securities: equity, taxable and non-taxable fixed income, mutual funds and various other investment products and services.

 The Equity in Losses of Affiliates includes revenue relating to the Company's investment in Mechanical Technology Incorporated (MTI) which is recorded under the equity method (see Note 3 - "Investments"). Pre-tax net
(loss) relating to MTI was $(1,365,000) and $(872,000) for the quarters ended June 2000 and 1999, respectively and $(1,962,000) and $ (1,416,000)
for year to date 2000 and 1999 respectively.

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

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

=============================================================================
                                Three Months Ended    Six Months Ended
(In thousands of dollars)        June 30, June 30,   June 30,   June 30,
                                  2000      1999       2000       1999
-----------------------------------------------------------------------------
Revenues (excluding interest):

 Institutional                   $24,211   $23,855   $ 53,786    $46,994
 Investments                        (851)        0      1,312     (3,011)
-----------------------------------------------------------------------------
 Continued operations            $23,360   $23,855   $ 55,098    $43,983
 Discontinued operations          22,309    23,627     54,626     47,360
-----------------------------------------------------------------------------
Total                            $45,669   $47,482   $109,724    $91,343
=============================================================================

Net Interest Revenues:

 Institutional                   $ 1,849   $ 1,343   $  3,713    $ 2,822
-----------------------------------------------------------------------------
 Continued operations            $ 1,849   $ 1,343   $  3,713    $ 2,822
 Discontinued operations           1,096     1,048      2,180      1,975
-----------------------------------------------------------------------------
Total                            $ 2,945   $ 2,391   $  5,893    $ 4,797
=============================================================================

Net Revenues:

 Institutional                   $26,060   $25,198   $ 57,499    $49,816
 Investments                        (851)        0      1,312     (3,011)
-----------------------------------------------------------------------------
 Continued operations            $25,209   $25,198   $ 58,811    $46,805
 Discontinued operations          23,405    24,675     56,806     49,335
-----------------------------------------------------------------------------
Total                            $48,614   $49,873   $115,617    $96,140
=============================================================================

Pre-Tax Income:

 Institutional                   $    16   $  (919)  $    (17)   $  (980)
 Investments                        (851)        0      1,312     (3,011)
 Equity in losses of affiliates   (1,365)     (872)    (1,962)    (1,416)
-----------------------------------------------------------------------------
 Continued operations            $(2,200)  $(1,791)     $(667)   $(5,407)
 Discontinued operations             481     3,149      4,248      5,440
-----------------------------------------------------------------------------
Total                            $(1,719)  $ 1,358   $  3,581    $    33
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

17.  Discontinued Operations

 On May 9, 2000, the Company announced that is has signed an agreement for the sale of the assets of its Private Client Group, its retail brokerage branch network, to First Union Securities, a subsidiary of First Union
Corp. The transaction closed on August 4, 2000. The amount received was approximately $87 million (adjusted from the previously announced $100 million due to attrition related to financial consultants production) plus certain assets purchased for $11 million less certain liabilities assumed for approximately ($6) million and less the assumption of certain long term deferred compensation plans totaling about ($17) million. In addition, the Company and First Union Securities agreed to enhance the Financial Consultant retention program. The Company's contribution to this plan was approximately ($8) million. Finally, all customer assets and liabilities associated with this business will be transferred to First Union Securities.

 In accordance with Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the results of the Private Client Group have been reported separately as a discontinued operation for all periods presented.

 Components of amounts reflected in condensed consolidated statement of financial condition and condensed consolidated statement of operations are presented in the following tables:

Income Statement Data - Discontinued Operations:
------------------------------------------------

=========================================================================
(In thousands of dollars)        Three Months Ended   Six Months Ended
                                 June 30,  June 30,   June 30,  June 30,
                                   2000      1999       2000      1999
-------------------------------------------------------------------------
Net Revenues                     $23,405   $24,675    $56,806   $49,335
Expenses                          22,924    21,526     52,558    43,895
-------------------------------------------------------------------------
Income before income taxes           481     3,149      4,248     5,440
Income Taxes                         206     1,282      1,786     2,105
-------------------------------------------------------------------------
Income from discontinued
 operations, net taxes           $   275   $ 1,867    $ 2,462   $3,335
=========================================================================


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)


Statement of Financial Condition Data
Discontinued Operations

================================================
(in thousands of dollars)
------------------------------------------------
Office equipment and leasehold
 improvements net                    $  2,266
Other assets                           12,363
Obligations under capital leases       (1,332)
Deferred compensation                  (1,990)
Other liabilities                      (3,687)
-------------------------------------------------
Net business related assets*            7,620
-------------------------------------------------

Receivables from customers            254,524
Payable to customers                  (34,661)

-------------------------------------------------
Net customer related assets           219,863
-------------------------------------------------
-------------------------------------------------
Total net assets of discontinued     $227,483
operations
-------------------------------------------------


 Also, the Company has agreed to buy back approximately 800,000 First Albany Companies Inc. shares (the "Shares") offered for sale by the financial consultants employed by the Private Client Group, who have accepted employment with First Union Securities for approximately $16 million.

* Net business related asset excludes $17 million in future liabilities under financial consultants deferred compensation.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

=============================================================================
                                                         2000 vs.
                                 Three Months Ended      1999      Percentage
                                 June 30,   June 30,   Increase     Increase
(In thousands of dollars)          2000      1999     (Decrease)  (Decrease)
-----------------------------------------------------------------------------
Revenues
 Commissions                     $ 4,243   $ 3,749     $   494        13%
 Principal transactions           12,829    11,935         894         7%
 Investment banking                5,879     6,682        (803)      (12%)
 Investment gain (loss)             (851)        0        (851)        0%
 Interest income                  21,234    13,602       7,632        56%
 Fees and others                   1,260     1,489        (229)      (15%)
-----------------------------------------------------------------------------
Total revenues                    44,594    37,457       7,137        19%
 Interest expense                 19,385    12,259       7,126        58%
-----------------------------------------------------------------------------
Net revenues                      25,209    25,198          11         0%
-----------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits        19,555    19,511          44         0%
 Clearing, settlement and
   brokerage costs                   734       660          74        11%
 Communications and
   data processing                 2,278     2,012         266        13%
 Occupancy and depreciation        1,363     1,367          (4)        0%
 Selling                           1,387     1,449         (62)       (4%)
 Other                               727     1,118        (391)      (35%)
-----------------------------------------------------------------------------
Total expenses (excluding
  interest)                       26,044    26,117         (73)        0%
-----------------------------------------------------------------------------
Operating income (loss)             (835      (919)         84         9%
 Equity in losses of affiliates   (1,365)     (872)       (493)      (57%)
-----------------------------------------------------------------------------
Income (Loss) before income taxes (2,200)   (1,791)       (409)      (23%)
-----------------------------------------------------------------------------
 Income tax expense (benefit)       (838)     (741)        (97)      (13%)
-----------------------------------------------------------------------------
Income from continuing operations (1,362)   (1,050)       (312)      (30%)
-----------------------------------------------------------------------------
Income from discontinued operations,
  net of taxes                       275     1,867      (1,592)      (85%)
-----------------------------------------------------------------------------
Net income (loss)                $(1,087)  $   817     $(1,904)     (233%)
=============================================================================

Net interest income
 Interest income                 $21,234   $13,602     $ 7,632        56%
 Interest expense                 19,385    12,259       7,126        58%
-----------------------------------------------------------------------------
Net interest income              $ 1,849   $ 1,343     $   506        38%
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

Business Environment
--------------------

 First Albany Corporation (First Albany), a wholly owned subsidiary of First Albany Companies Inc. (the Company), is a full service investment banking and brokerage firm. Its primary business includes the underwriting, distribution, and trading of fixed income and equity securities. The investment banking and brokerage businesses generate revenues in direct correlation with the general level of trading activity in the stock and bond markets. This level of activity cannot be controlled by the Company; however, many of the Company's costs are fixed. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

 On May 9, 2000, the Company announced that it has signed an agreement for the sale of the assets of its Private Client Group, its retail brokerage branch network, to First Union Securities, a subsidiary of First Union Corp. The transaction closed on August 4, 2000.

 The proceeds from this sale will be used to expand the Company's investment banking, equity & fixed income capital markets, and venture capital operations, as well as to reduce outstanding bank debt.

Results of Operations
---------------------

 Due to the May 9, 2000 announcement of the pending sale of the assets of the Private Client Group, the Company's retail brokerage network, to First Union Securities, the operating results of the Private Client Group are reported as discontinued operations on a net income basis. The transaction closed on August 4, 2000.

 Net revenues from continuing operations of 25.2 million for the second quarter ended June 30, 2000, compared to 25.2 million for the same period in 1999.

 For the second quarter, the Company reported a consolidated net loss of $1.1 million compared to net income of $817 thousand for the same period of 1999, or $(0.13) diluted earnings per share compared to $0.09 diluted earnings per share, respectively. However, for the first six months of 2000, net income improved to $2 million, or $0.21 per diluted share, compared to $20 thousand, or $0.00 per diluted share, for the same period in 1999.

 First Albany Corporation, the investment bank, had a pre-tax loss of $142 thousand from continuing operations on net revenues of $25.9 million for the quarter ending June 30, 2000, compared to a pre-tax loss of $688 thousand on net revenues of $24.9 million for the same period in 1999. Included in the second quarter loss are the results from the proprietary convertible trading department, which was closed in June 2000, and experienced a $2.0 million pre-tax loss for the quarter and a six month pre-tax loss of $2.5 million. Excluding the proprietary convertible trading department, First Albany Corporation had a pre-tax profit from continuing operations of $1.9 million for the quarter, and $3.6 million for six-month period.


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                                (Continued)


 During the quarter, the parent company and affiliates reported a pre-tax loss of $2.1 million, which compares to a pre-tax loss of $1.1 million for the same period of 1999. The loss for the quarter is due to the Company recording its pro rata portion of the March 31, 2000 quarter net loss at Mechanical Technology Inc. (NASDAQ: MKTY) coupled with a decline in the market value of other investments owned by the Company. For the first six months, the parent and affiliates experienced a pre-tax loss of $1.8 million compared to a pre-tax loss of $4.9 million for the same period of 1999.

 A portion of First Albany Companies Inc.'s investment portfolio is accounted for at market value while the remainder is accounted for under the equity method. The aggregate market value of the Firm's investment portfolio declined from $284.2 million at March 31, 2000, to $181.4 million at June 30, 2000, primarily as a result of a decline in the market value of MKTY. The Firm is required to account for the MKTY investment under the equity method of accounting because it owns excess of 20% (approximately 33%) of the shares outstanding, and does not recognize changes in the market value of this investment in the income statement. Changes in the value of those portions of the Company's investment portfolio accounted for at market value may impact the financial results of future periods either positively or negatively.

Three Month Periods Ended June 30, 2000 and June 30, 1999
---------------------------------------------------------

Commissions
-----------

 Commission revenues for this year's second quarter increased $0.5 million or 13% compared to the comparable 1999 period primarily due to increase in listed agency transactions.

Principal Transactions
----------------------

 Principal transactions for this year's second quarter increased $0.9 million or 7% compared to the comparable 1999 period. This amount was comprised of an increase in municipal bonds of $2.0 million, and an increase in corporate fixed income of $0.4 million, an increase in equity securities of $0.2 million and a decrease of $1.7 million in our convertible trading department which was closed in June 2000.

Investment Banking
------------------

 Investment banking revenues for this year's second quarter decreased $0.8 million or 12% compared to the comparable 1999 period. Revenues from corporate underwriting increased $0.5 million while municipal underwriting revenues decreased $1.3 million.

Investment Gains/(Losses)
-------------------------

 Investment gains (losses) for this year's second quarter decreased $0.9 million compared to the comparable 1999 period. The decrease was due primarily to a decrease in the book value of the investment portfolio held at First Albany Companies Inc, the Parent Company. (See Note 3)

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

Net Interest Income
-------------------

    Net Interest Income for this year's second quarter increased $0.5 million or 38% compared to the same period of 1999 due primarily to increase in revenues from inventory position in fixed income securitites.

Other Expense
-------------

  Other expenses for this year's second quarter decreased $0.4 million or 35% compared to the same period of 1999, mainly due to decrease in consulting fees.

Equity in losses of affiliates
------------------------------

  Equity in losses of affiliates for this year's second quarter decreased $0.5 million due to a decrease in the book value of Mechanical Technology Incorporated. (See note 3)

Income from Discontinued Operations, Net Of Taxes
-------------------------------------------------

  Income from discontinued operations, net of taxes decreased $1.6 million for this year's second quarter, resulting primarily from market conditions along with resources being directed to the transfer of the Private Client Group branch network to First Union Securities.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


=============================================================================
                                                          2000 vs.
                                   Six Months Ended       1999     Percentage
                                  June 30,   June 30,   Increase    Increase
(In thousands of dollars)           2000       1999     (Decrease)  (Decrease)
-----------------------------------------------------------------------------
Revenues
 Commissions                      $ 9,014     $7,418     $ 1,596       22%
 Principal transactions            28,206     23,636       4,570       19%
 Investment banking                13,940     13,336         604        5%
 Investment gain (loss)             1,312     (3,011)      4,323     (144%)
 Interest income                   40,279     24,333      15,946       66%
 Fees and others                    2,626      2,604          22        1%
-----------------------------------------------------------------------------
Total revenues                     95,377     68,316      27,061       40%
 Interest expense                  36,566     21,511      15,055       70%
-----------------------------------------------------------------------------
Net revenues                       58,811     46,805      12,006       26%
-----------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits         43,962     38,008       5,954       16%
 Clearing, settlement and
   brokerage costs                  1,532      1,407         125        9%
 Communications and
   data processing                  4,526      4,163         363        9%
 Occupancy and depreciation         2,722      2,552         170        7%
 Selling                            2,823      2,626         197        8%
 Other                              1,951      2,040         (89)      (4%)
-----------------------------------------------------------------------------
Total expenses (excluding
  interest)                        57,516     50,796       6,720       13%
-----------------------------------------------------------------------------
Operating income (loss)             1,295     (3,991)      5,286      132%
 Equity in losses of affiliates    (1,962)    (1,416)       (546)     (39%)
-----------------------------------------------------------------------------
Income (Loss) before income taxes    (667)    (5,407)      4,740       88%
-----------------------------------------------------------------------------
 Income tax expense (benefit)        (181)    (2,092)      1,911       91%
-----------------------------------------------------------------------------
Income from continuing operations    (486)    (3,315)      2,829       85%
-----------------------------------------------------------------------------
Income from discontinued operations,
  net of taxes                      2,462      3,335        (873)     (26%)
-----------------------------------------------------------------------------
Net income (loss)                 $ 1,976    $    20     $ 1,956     9780%
=============================================================================

Net interest income
 Interest income                  $40,279    $24,333     $15,946       66%
 Interest expense                  36,566     21,511      15,055       70%
-----------------------------------------------------------------------------
Net interest income               $ 3,713    $ 2,822     $   891       32%
=============================================================================


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)


Six Month Periods Ended June 30, 2000 and June 30, 1999
-------------------------------------------------------

Commissions
-----------

 Commission revenues for this year's first six months quarter increased $1.6 million or 22% compared to the comparable 1999 period primarily due to increase in listed agency transactions.

Principal Transactions
----------------------

 Principal transactions for this year's first six months increased $4.6 million or 19% compared to the comparable 1999 period. This amount was comprised of an increase in equity securities of $1.7 million, and an increase in corporate fixed income of $0.9 million, an increase in municipal bonds of $4.0 million and a decrease of $2.0 million in our convertible trading department which was closed in June 2000.

Investment Banking
------------------

 Investment banking revenues for this year's first six months increased $0.6 million or 5% compared to the comparable 1999 period. Revenues from corporate underwriting increased $2.7 million while municipal underwriting revenues decreased $2.1 million.

Investment Gains/(Losses)
-------------------------

 Investment gains (losses) for this year's first six months increased $4.3 million compared to the comparable 1999 period. The increase was due primarily to an increase in the book value of the investment portfolio held at First Albany Companies Inc, the Parent Company. (See Note 3)

Net Interest Income
-------------------

    Net Interest Income for this year's second quarter increased $0.9 million or 32% compared to the same period of 1999 due primarily to increase in revenues from inventory position in fixed income securitites.

Compensation and Benefits
-------------------------

  Compensation and Benefits for this year's first six months increased $6.0 million or 16% compared to the same period of 1999, attributed primarily to increase in net revenues.

Equity in losses of affiliates
------------------------------

  Equity in losses of affiliates for this year's first six months decreased $0.5 million due to a decrease in the book value of Mechanical Technology Incorporated. (See note 3)

Income Taxes
------------

  Income taxes increased $1.9 million for this year's first six months due mainly to increase in income from continued operations.


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)


Income from Discontinued Operations, Net Of Taxes
-------------------------------------------------

  Income from discontinued operations, net of taxes decreased $0.9 million for this year's first six months resulting primarily from market conditions along with resources being directed to the transfer of the Private Client Group branch network to First Union Securities.

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

 At June 30, 2000, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

 Management believes that funds provided by operations and a variety of bank lines-of-credit-totaling $295 million of which approximately $106 million were unused as of June 30, 2000-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

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

 In July 2000, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on August 24, 2000, to shareholders of record on August 10, 2000.

 The Company will use the net proceeds from the sale of its retail branch network to provide additional liquidity and capital resources as well as to fund future venture capital investments.

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

  Following is a discussion of the Company's primary market risk exposures as of June 30, 2000, including a discussion of how those exposures are currently managed.

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


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)


  A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its inventory position. The fair market value of these securities included in the Company's inventory at June 30, 2000 was $119 million. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent decrease in interest rates. At June 30, 2000, the potential change in fair value, assuming this hypothetical decrease, was $3.1 million. The actual risks and results of such adverse effects may differ substantially.

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

  Marketable equity securities included in the Company's inventory at June 30, 2000, which were recorded at a fair value of $6.4 million, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $.6 million. The actual risks and results of such adverse effects may differ substantially. The Company's investment portfolio, excluding its investment in MTI, at June 30, 2000 had a fair market value of $5.1 million. (See Note 3). This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $.5 million. Actual results may differ.

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


                         Part II-Other Information

Item 1. Legal Proceedings
------  -----------------

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

Item 4. Submission of matters to a vote of security holders.
------  ----------------------------------------------------

     A.  Annual meeting was held on May 23, 2000

     B. Elected as Directors: (There were no broker non-votes with respect to the election of Directors).

                                   Votes For     Withheld Authority
                                   ---------     -------------------
         Hugh A. Johnson           6,998,130            81,054
         Daniel V. McNamee III     6,963,003           116,181
         Charles L. Schwager       6,973,044           106,140

     C.  Other matters voted on at Annual Meeting

               1. To consider and act upon a proposal to approve the adoption of the First Albany Companies Inc. 2000 Employee Stock
                  Employee Stock Purchase Plan.

                            For:                2,891,750
                            Against:              129,749
                            Abstain:               16,849
                            Broker Non-Votes:   4,040,836

               2. To approve an amendment to the Company's Certificate of
                  Incorporation increasing from 10,000,000 to 50,000,000 the number of authorized shares of Common Stock.

                             For:               6,870,385
                             Against:             176,067
                             Abstain:              32,732
                             Broker Non-Votes:          0

               3. To ratify the selection of PricewaterhouseCoopers L.L.P. as independent auditors of the Company for the fiscal year ending December 31, 2000.

                             For:               6,953,803
                             Against:             123,384
                             Abstain:               1,997
                             Broker Non-Votes:          0


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

    (a)  Exhibits

         Item No.  Item

         (10.26) Agreement to Sell First Albany Corporation's Retail Branch Network and Correspondent Clearing Business dated May 8, 2000 between First Albany Companies Inc., First Albany
                  Corporation and First Union Securities, Inc. (filed as
                  Exhibit 10.26 to form 10Q for quarter ended March 31, 2000)

         (10.27) First Albany Companies Inc. Deferred Compensation Plan for Key Employees (filed as registration No. 333-37640 (Form S-8) dated May 23, 2000.

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

                                   First Albany Companies, Inc.
                             ---------------------------------------
                                          (Registrant)


Date:  August 10, 2000        /s/ALAN P. GOLDBERG
                              ------------------------------------
                              Alan P. Goldberg
                              President/Co-Chief Executive Officer

Date:  August 10, 2000        /s/STEVEN JENKINS
                              -------------------------------------
                              Chief Financial Officer
                              (Principal Accounting Officer)
