Form 10-Q
period 2000-09-30
FIRST ALBANY COMPANIES INC
filed 2000-11-14
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 2000

                   ------------------------------------

                      Commission file number 0-14140


            First Albany Companies Inc.
     --------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            New York                                  22-2655804
     --------------------------------------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                 Identification No.)

            30 South Pearl St., Albany, NY                 12207
     --------------------------------------------------------------------
     (Address of principal executive offices)      (Zip Code)

            (518) 447-8500
     --------------------------------------------------------------------
     (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all
reports required to be   filed by Sections 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding    12 months (or for such shorter
period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes      X       (1) No
                                           ------------         -----------
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

7,485,245 Shares of Common Stock were outstanding as of the close of business on November 2, 2000



               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                              PAGE

      Part I - Financial Information

       Item 1. Financial Statements

           Condensed Consolidated Statements of Financial
             Condition at September 30, 2000 and
             December 31, 1999............................      3

           Condensed Consolidated Statements of Operations
             for the Three Months and Nine Months Ended
             September 30, 2000 and September 30, 1999....      4-5

           Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended
             September 30, 2000 and September 30, 1999....      6-7

           Notes to Condensed Consolidated Financial
             Statements...................................      8-17

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.................................      18-28

        Part II - Other Information

            Item 1. Legal Proceedings.....................      29

            Item 4. Submission of matters to a vote of
                    security holders......................      29

            Item 6. Exhibits and Reports on Form 8-K......      29-31


                        FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

=============================================================================
                                               September 30,
                                                   2000         December 31,
(In thousands of dollars)                      (Unaudited)         1999
-----------------------------------------------------------------------------
Assets
 Cash                                         $    1,201      $    1,912
 Cash and securities segregated                   11,100
 Securities purchased under agreement to resell   55,888          26,822
 Securities borrowed                           1,195,097         474,177
 Receivables from
  Brokers, dealers and clearing agencies           6,034           8,193
  Customers                                       11,027         251,374
  Others                                          29,358          39,815
 Securities owned                                178,056         158,047
 Investments                                      23,083          15,304
 Office equipment and leasehold improvements, net  4,822          10,515
 Other assets                                     26,505          21,975
-----------------------------------------------------------------------------
Total assets                                  $1,542,171      $1,008,134
=============================================================================
Liabilities and Stockholders' Equity
Liabilities
 Short-term bank loans                        $  106,078      $  172,534
 Securities loaned                             1,198,512         596,340
 Payables to:
  Brokers, dealers and clearing agencies           1,787           9,452
  Customers                                        9,037          59,957
  Others                                          17,890          18,094
 Securities sold but not yet purchased            60,537          37,521
 Accounts payable                                  2,503           3,214
 Accrued compensation                             22,731          30,131
 Accrued expenses                                 25,401           9,849
 Income tax payable                               17,028              29
 Notes payable                                     3,153           5,480
 Obligations under capitalized leases              2,990           4,917
-----------------------------------------------------------------------------
Total liabilities                              1,467,647         947,518
-----------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                                  6,000           7,500
-----------------------------------------------------------------------------
Stockholders' Equity
 Common stock                                         86              76
 Additional paid-in-capital                       79,171          58,314
 Deferred compensation                               285           1,184
 Unamortized value of restricted stock            (2,421)         (2,353)
 Retained earnings/(deficit)                       7,315          (2,920)
 Less treasury stock at cost                     (15,912)         (1,185)
-----------------------------------------------------------------------------
Total stockholders' equity                        68,524          53,116
-----------------------------------------------------------------------------
Total liabilities and stockholders' equity    $1,542,171      $1,008,134
=============================================================================


       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

================================================================================================
(In thousands of dollars except for         Three Months Ended             Nine Months Ended
 per share and oustanding share amounts September 30,  September30,  September 30, September 30,
                                           2000           1999          2000          1999
------------------------------------------------------------------------------------------------
Revenues
 Commissions                              $  3,590       $ 3,930       $ 12,604      $ 11,348
 Principal transactions                     14,543        11,036         42,749        34,672
 Investment banking                          7,761         8,503         21,701        21,839
 Investment gains (losses)                  (1,066)          498            246        (2,513)
 Interest income                            22,891        15,832         63,170        40,165
 Fees and other                                860         1,270          3,486         3,874
------------------------------------------------------------------------------------------------
Total revenues                              48,579        41,069        143,956       109,385
 Interest expense                           21,145        14,666         57,711        36,177
------------------------------------------------------------------------------------------------
Net revenues                                27,434        26,403         86,245        73,208
------------------------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits                  21,897        19,824         65,859        57,832
 Clearing, settlement and brokerage costs      621           712          2,153         2,119
 Communications and data processing          2,168         2,029          6,694         6,192
 Occupancy and depreciation                  1,399         1,381          4,121         3,933
 Selling                                     1,502         1,299          4,325         3,925
 Other                                       1,068         1,282          3,019         3,322
------------------------------------------------------------------------------------------------
Total expenses (excluding interest)         28,655        26,527         86,171        77,323
------------------------------------------------------------------------------------------------
Operating (loss) income                     (1,221)         (124)            74        (4,115)
 Equity in losses of affiliates             (1,679)       (1,397)        (3,640)       (2,813)
------------------------------------------------------------------------------------------------
(Loss) income before income taxes           (2,900)       (1,521)        (3,566)       (6,928)
 Income tax (benefit) expense                 (926)         (550)        (1,107)       (2,642)
------------------------------------------------------------------------------------------------
(Loss) income from continuing operations    (1,974)         (971)        (2,459)       (4,286)
------------------------------------------------------------------------------------------------
(Loss) income from discontinued operations,
 net of taxes                               (2,040)          541            422         3,876
Gain on sale of discontinued operations,
 net of taxes                               22,799                       22,799
------------------------------------------------------------------------------------------------
Net income (loss)                         $ 18,785      $   (430)      $ 20,762      $   (410)
================================================================================================
Basic share data:
 Basic earnings:
  Continued operations                      (0.25)         (0.12)         (0.30)        (0.53)
  Discontinued operations                   (0.26)          0.07           0.06          0.48
  Gain on sale of discontinued operations    2.87                          2.76
------------------------------------------------------------------------------------------------
Net income (loss) per share               $  2.36       $  (0.05)      $   2.52      $  (0.05)
================================================================================================
 Diluted earnings:
  Continued operations                      (0.25)         (0.12)         (0.30)        (0.53)
  Discontinued operations                   (0.26)          0.07           0.06          0.48
  Gain on sale of discontinued operations    2.87                          2.76
------------------------------------------------------------------------------------------------
Net income (loss) per share               $  2.36       $  (0.05)      $   2.52      $  (0.05)
================================================================================================
Weighted average common
and common equivalent
shares outstanding:
 Basic                                  7,955,444      8,042,481      8,252,589     8,030,006
 Dilutive                               7,955,444      8,042,481      8,252,589     8,030,006
================================================================================================
Dividend per common share outstanding     $  0.05       $   0.05       $   0.10      $   0.10
================================================================================================

       See notes to the condensed consolidated financial statements.

                        FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Nine Months Ended
                                               September 30,      September 30,
(In thousands of dollars)                         2000                1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                              $ 20,762           $   (410)
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                    3,087              3,321
  Deferred compensation                             (899)             1,023
  Deferred income taxes                            2,443             (1,619)
  Gain on sale of discontinued operations        (39,309)
  Undistributed loss of affiliate                  3,640              2,812
  Unrealized investment (gain) loss                2,010              2,514
  Realized (gain) loss on sale of investments     (2,332)
  Loss on sales of fixed assets                                         128
  Services provided in exchange for common stock   1,228                666
(Increase) decrease in operating assets:
  Cash and securities segregated under federal
   regulations                                   (11,100)
  Securities purchased under agreement to resell                    (36,529)
  Net receivables from brokers, dealers, and
   clearing agencies                              (5,506)             9,326
  Net receivables from customers                 189,427            (33,943)
  Net receivables from others                     11,647              1,193
  Securities owned, net                            3,007            (16,769)
  Other assets                                   (13,157)            (5,625)
Increase (decrease) in operating liabilities:
  Securities sold under agreement to repurchase  (29,066)             2,471
  Securities loaned, net                        (118,748)            39,878
  Accounts payable and accrued expenses           (4,735)            (4,803)
  Income taxes payable                            16,999
--------------------------------------------------------------------------------
Net cash provided by (used in) operating
  activities                                      29,398            (36,366)
Cash flows from investing activities:
  Purchase of furniture, equipment,
   and leaseholds, net                               (71)             (607)
  Net proceeds from sale of discontinued
   operations                                     57,865
  Disbursements for purchase of investments       (3,099)           (5,016)
  Proceeds from sale of investments                2,677
--------------------------------------------------------------------------------
Net cash used in investing activities             57,372            (5,623)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Net (payment) proceeds of short-term
   bank loans                                    (66,456)           45,410
  Proceeds of notes payable                                          4,400
  Payments on notes payable                       (2,327)          (3,138)
  Payments of obligations under capitalized
   leases                                         (2,761)          (1,114)
  Payments for purchases of common for treasury  (15,420)             172
  Proceeds from issuance of common stock           2,050              111
  Net increase (decrease) from borrowing under
   line-of-credit agreements                      (1,394)          (2,597)
  Dividends paid                                  (1,173)          (1,004)
--------------------------------------------------------------------------------
Net cash (used in) provided by financing
  activities                                     (87,481)          42,240
--------------------------------------------------------------------------------
(Decrease)/Increase in cash                         (711)             251
Cash at beginning of the year                      1,912            1,424
--------------------------------------------------------------------------------
Cash at end of period                           $  1,201         $  1,675
================================================================================

In 2000, the Company entered into capital leases for office and computer equipment totaling approximately $834,000.

In 2000, the Company increased its investment in MTI by $10.7 million and increased paid-in-capital by $6.3 million and deferred income taxes by $4.4 million (See Note 3).

In 2000, the Company reduced its subordinated liability by $1.5 million in exchange for the Company's common shares (See Note 10).


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

2.   Earnings Per Common Share
       -------------------------

  Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were:

                                        Three Months Ended            Nine Months Ended
                                     September 30,  September 30,  September 30, September30,
(In thousands, except per share amounts)2000          1999           2000          1999
---------------------------------------------------------------------------------------------
(Loss) income from continuing
  operations                          $ (1,974)     $   (971)      $ (2,459)     $ (4,286)
(Loss) income from discontinued
  operations, net of taxes              (2,040)          541            422         3,876
Gain on sale of discontinued
    operations, net of taxes            22,799                       22,799
---------------------------------------------------------------------------------------------
Net income (loss)                     $ 18,785      $   (430)      $ 20,762      $   (410)
---------------------------------------------------------------------------------------------
Weighted average shares
 for basic earnings per share            7,955         8,043          8,253         8,030
---------------------------------------------------------------------------------------------
Effect of dilutive common
 equivalent shares (stock options and stock
 issuable under employee benefit plans
---------------------------------------------------------------------------------------------
Weighted average shares and
 dilutive common equivalent shares
 for dilutive earnings per share         7,955        8,043           8,253         8,030
=============================================================================================

Earnings per share data:

Basic earnings:
---------------------------------------------------------------------------------------------
Continuing operations                 $  (0.25)    $  (0.12)       $  (0.30)     $  (0.53)
Discontinued operations                  (0.26)        0.07            0.06          0.48
Gain on sale of discontinued operations   2.87                         2.76
---------------------------------------------------------------------------------------------
Net income (loss) per share           $   2.36     $  (0.05)       $   2.52      $  (0.05)
=============================================================================================


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                (Continued)

Diluted earnings:
---------------------------------------------------------------------------------------------
Continuing operations                $  (0.25)     $  (0.12)      $  (0.30)      $  (0.53)
Discontinued operations                 (0.26)         0.07           0.06           0.48
Gain on sale of discontinued operations  2.87                         2.76
---------------------------------------------------------------------------------------------
Net income (loss) per share          $   2.36      $  (0.05)      $   2.52       $  (0.05)
=============================================================================================

  For the quarter and nine months ended September 30, 2000 the Company excluded approximately 1,073,000 and 1,310,000 common equivalent shares in its computation of dilutive earnings per share because to do so would have been anti-dilutive.

  For the quarter and nine months ended September 30, 1999, the Company excluded approximately 1,263,000 and 1,021,000 common equivalent shares in its computation of dilutive earnings per share because to do so would have been anti-dilutive.

3.   Investments
     -----------

  First Albany Companies Inc, the Parent Company holds various investments in its portfolio. Mechanical Technology Incorporated (MTI) and META Group, Inc are two of its major holdings.

  At September 30, 2000 the Company owned approximately 11,753,744 common shares (33% of the shares outstanding) of MTI. Shares of MTI are traded on the NASDAQ National Market System under the symbol MKTY. The Company's investment in MTI is recorded under the equity method and approximated $16.8 million. At September 30, 2000 the aggregate market value of the Company's shares of MTI stock was $127.1 million. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment. The Company's equity in MTI's net loss for the three months ended June 30, 2000 recorded on a one-quarter-delay basis was $1.7 million. Equity in losses of affiliates for the three months ended June 30, 2000 are attributed to MTI's invenstments in Plug Power, Inc.

  The following presents unaudited summarized financial information of MTI at June 30, 2000 and for the three months then ended June 30, 2000:

                 ------------------------------------------
                 (in thousands of dollars)
                 ==========================================
                 Assets                             $85,297
                 Liabilities                         34,923
                 ------------------------------------------
                 Shareholders' equity               $50,374
                 ==========================================
                 ==========================================
                 Revenues                           $ 1,143
                 ==========================================

                 Operating loss                     $(1,168)
                 Equity in investee losses           (6,579)
                 Other Expense                         (987)
                 ------------------------------------------
                 Loss from continuing operations
                   before income taxes               (8,734)
                 Income tax benefit                   3,693
                 ------------------------------------------
                 Net loss                           $(5,041)
                 ===========================================

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

  Plug Power's shareholders' equity increased $6.0 million during the calendar quarter ended June 30, 2000, primarily due to cash investments by individual and corporate investors. Accordingly, the Company has recorded through September 30, 2000 its proportionate share ($268 thousand) of this increase in MTI's equity as an increase in its investments in MTI. The Company also recorded an increase in additional paid-in-capital of $156 thousand (net of deferred taxes) as a result of this transaction.

  Also, MTI's stockholders' equity increased $4.2 million due primarily due to the issuance of warrants to acquire other investments. Accordingly, the Company has recorded through September 30, 2000 its proportionate share ($1.4 million) of this increase in MTI's equity as an increase in its investment in MTI. The Company also recorded an increase in additional paid-in-capital of $813 thousand (net of deferred taxes) as a result of this transaction.

  At September 30, 2000, the Company owned 134,500 shares of META Group, Inc. The fair market value of this investment was $1.7 million. During the three months ended September 30, 2000, the Company has recorded unrealized losses of $925,000 due to the decline in market value of this investment.

4.   Receivables from Others
     -----------------------

     Amounts receivable from others as of:

     ----------------------------------------------------------------
                                      September 30,      December 31,
     (In thousands of dollars)           2000               1999
     ================================================================
     Adjustment to record securities
      owned on a trade date basis, net  $15,357             $28,552
     Others                              14,001              11,263
     ----------------------------------------------------------------
     Total                              $29,358             $39,815
     ================================================================

  Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.


                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

5.   Securities Owned And Sold But Not Yet Purchased
     -----------------------------------------------

  Securities owned and sold but not yet purchased consisted of the following as of:

=============================================================================
(In thousands of dollars)            September 30,          December 31,
                                         2000                   1999
-----------------------------------------------------------------------------
                                         Sold, but                Sold, but
                                          not yet                  not yet
                                 Owned   Purchased        Owned   Purchased
-----------------------------------------------------------------------------
Marketable Securities
 U.S. Government and federal
  agency obligations            $  7,854    $55,060     $ 12,885   $ 26,131
 State and municipal bonds       134,101      2,851      111,855      3,080
 Corporate obligations            28,669      1,490       19,577      2,249
 Corporate stocks                  6,207      1,136       12,646      6,061
Not readily marketable securities
  securities
 Investment securities with
  no publicly quoted market          190                     187
 Investment securities subject
  to restrictions                  1,035                     897
-----------------------------------------------------------------------------
Total                           $178,056   $ 60,537     $158,047   $ 37,521
=============================================================================

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

6.   Payables to Others
     ------------------

 Amounts payable to others as of:

------------------------------------------------------------------------------
                                            September 30,     December 31,
(In thousands of dollars)                      2000              1999
-----------------------------------------------------------------------------
  Borrowing under line-of-credit agreements  $ 14,407           $ 15,802
  Others                                        3,483              2,292
-----------------------------------------------------------------------------
  Total                                      $ 17,890           $ 18,094
=============================================================================

7.   Income Taxes
     ------------

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

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

 The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

              =========================================================
              (In thousands of dollars)    September 30,   December 31,
                                               2000           1999
              ---------------------------------------------------------
              Bad debt reserve              $   166          $   132
              Securities held for investment (3,289)          (1,812)
              Fixed assets                    1,862            1,053
              Deferred compensation           1,703            2,381
              Office lease improvements       3,766
              Other                              71               82
              ---------------------------------------------------------
              Total deferred tax
               assets (liabilities)         $ 4,279          $ 1,836
              =========================================================

 The Company has not recorded a valuation allowance for deferred tax assets since it has determined that it is more likely than not that deferred tax assets will be fully realized through a combination of future taxable income and income available in carryback years.

8.   Notes Payable
     -------------

  Notes payable consist of a note for $3,153,300 which is payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London InterBank Offered Rate ("LIBOR") (6.4925% plus 1.5% on September 30,2000). This note matures on April 1, 2004.

  One of the more significant covenants of the note requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c 3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of September 30, 2000 was $0.3 million. The amount of net capital as of September 30, 2000 was $40.1 million.


9.   Obligations under Capitalized Leases
     ------------------------------------

  The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments as of September 30, 2000:

                =================================================
                (In thousands of dollars)
                -------------------------------------------------
                2000                                       $  458
                2001                                        1,591
                2002                                          902
                2003                                          184
                2004                                           47
                2005                                            6
                -------------------------------------------------
                Total Minimum Lease Payments                3,188
                Less: Amount Representing Interest            198
                -------------------------------------------------
                Present Value of Minimum Lease Payments  $  2,990
                =================================================

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

10.   Subordinated Debt
      -----------------

  The Company has a subordinated debt of $2,000,000. This debt bears interest at 8.75%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002.

  The Company also has an additional subordinated debt of $4,000,000 that bears interest at 9.25%. Interest is paid monthly with the principal amount due at maturity on December 31, 2002.

  Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain minimum net capital equal to three times the required net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission). The amount of required net capital as of September 30, 2000 was $0.3 million. The amount of net capital as of September 30, 2000 was $40.1 million.

11.   Commitments and Contingencies
      -----------------------------

  In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims. Certain of these are class actions, which seek unspecified damages, which could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions it believes are likely to result in adverse dispositions. Although further losses are possible, the opinion of management, based upon the advice of its attorneys and General Counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

12.   Stockholders' Equity
      --------------------

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

  In October 2000, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended September 30, 2000, along with a 5% stock dividend, payable on November 28, 2000 to shareholders of record on November 14, 2000.

  In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock. Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time over the next 18 months. Shares purchased under the program will be held in treasury and used for general corporate purchases.

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

  In 2000, the Board of Directors and shareholders approved an amendment to the Company's Certificate of Incorporation providing for an increase from 10,000,000 to 50,000,000 in the number of authorized shares of Common Stock.

  During the quarter, the Company repurchased 863,416 shares of common stock. The Company purchased most of these shares from many of its former financial consultants, who were transferred to First Union Securities, Inc. The Company consummated the sale of its Private Client Group to First Union Securities, Inc. on August 4, 2000.

13.   Net Capital Requirements
      ------------------------

  The Company's broker-dealer subsidiary, First Albany Corporation (the "Corporation"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of a minimum net capital. The Corporation has elected to use the alternative method permitted by the rule, which requires that the Corporation maintain a minimum net capital of 2 percent of aggregate debit balances arising from customer transactions as defined. As of September 30, 2000, the Corporation had aggregate net capital, as defined, of $40.1 million, which equaled 16.9% of aggregate debit balances and $39.8 million in excess of required minimum net capital.

14.   Derivative Financial Instruments
      --------------------------------

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

15.   Segment Analysis
      ----------------

  The Company's reportable operating segments are: Institutional (including Investment Banking, Institutional Sales and Trading), Investments, Equity
in Losses of Affiliates and Discontinued Operations.  The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies." The Institutional segment generates revenues from securities transactions (equities and fixed-income securities) with institutional clients along with investment banking activities, which includes managing, co-managing of tax-exempt and
corporate securities underwritings and financial advisory services.   This
segment also includes trading activity in which the Company buys and maintains inventories of fixed-income products and equities securities (as a "market maker") for sale to

                        FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                (Continued)

other dealers and to institutional clients. The Investment segment includes gains and losses associated with the investment portfolio held at First Albany Companies Inc., the holding company. Discontinued operations is comprised of the Company's Private Client Group. The Private Client Group provides securities brokerage services to individual investors. Revenues are generated through customer purchase and sale of various securities: equity, taxable and non-taxable fixed income, mutual funds and various other investment products and services.

  The Equity in Losses of Affiliates includes revenue relating to the Company's investment in Mechanical Technology Incorporated (MTI), which is recorded under the equity method (see Note 3 - "Investments").

  Pre-tax net (loss) relating to MTI was $(1,679,000) and $(1,397,000) for the quarters ended September 2000 and 1999, respectively and $(3,640,000) and $ (2,813,000) for year to date 2000 and 1999 respectively.

  Intersegment revenues and expenses are eliminated between segments. Interest revenues and interest expenses are reviewed primarily on a net basis (Net Interest Revenues) and are shown as such. The Company evaluates the performance of its segments and allocates resources to them based upon long-term operating margin opportunities, which are consistent with the growth strategy of the Company. Asset information by reportable segments is not reported since the Company does not produce such information internally for the reportable segments. All assets are located in the United States.

=======================================================================================
                                 Three Months Ended            Nine Months Ended
(In thousands of dollars)    September 30,  September 30,  September 30,  September 30,
                                  2000          1999           2000           1999
---------------------------------------------------------------------------------------
Revenues (excluding interest):
 Institutional                  $ 26,754     $ 24,739         $ 80,540      $ 71,733
 Investments                      (1,066)         498              246        (2,513)
---------------------------------------------------------------------------------------
 Continued operations             25,688       25,237           80,786        69,220
 Discontinued operations           7,047       20,060           61,673        67,420
---------------------------------------------------------------------------------------
Total                           $ 32,735     $ 45,297         $142,459      $136,640
=======================================================================================

Net Interest Revenues:
 Institutional                  $  1,746     $  1,166         $  5,459      $  3,988
---------------------------------------------------------------------------------------
 Continued operations              1,746        1,166            5,459         3,988
 Discontinued operations             422        1,072            2,602         3,047
---------------------------------------------------------------------------------------
Total                           $  2,168     $  2,238         $  8,061      $  7,035
=======================================================================================

Net Revenues:
 Institutional                  $ 28,500     $ 25,905         $ 85,999      $ 75,721
 Investments                      (1,066)         498              246        (2,513)
---------------------------------------------------------------------------------------
 Continued operations             27,434       26,403           86,245        73,208
 Discontinued operations           7,469       21,132           64,275        70,467
---------------------------------------------------------------------------------------
Total                           $ 34,903     $ 47,535         $150,520      $143,675
=======================================================================================

Pre-Tax Income:
 Institutional                  $   (155)    $   (622)        $   (172)     $ (1,602)


                          FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

                                 Three Months Ended            Nine Months Ended
(In thousands of dollars)    September 30,  September 30,  September 30,  September 30,
                                2000           1999           2000           1999
---------------------------------------------------------------------------------------

Investments                    (1,066)           498            246           (2,513)
 Equity in losses of
  affiliates                   (1,679)        (1,397)        (3,640)          (2,813)
---------------------------------------------------------------------------------------
 Continued operations          (2,900)        (1,521)        (3,566)          (6,928)
 Discontinued operations       (3,527)           932            721            6,372
 Sale of discontinued
  operations                   39,309                        39,309
---------------------------------------------------------------------------------------
Total                        $ 32,882       $   (589)      $ 36,464         $   (556)
=======================================================================================

16.   New Accounting Standards
      ------------------------

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

17.   Discontinued Operations
      -----------------------

  On May 9, 2000, the Company announced that it signed an agreement for the sale of the assets of its Private Client Group, its retail brokerage branch network, to First Union Securities, a subsidiary of First Union Corp. The transaction closed on August 4, 2000. The amount received was approximately $87 million (adjusted from previously announced $100 million due to financial consultant attrition production) plus certain assets purchased for $6 million less certain liabilities assumed for approximately ($6) million and less the assumption of certain long term deferred compensation plans totaling about ($17) million. In addition, the Company and First Union Securities agreed to jointly enhance the Financial Consultant retention program. The Company's contribution to this plan was approximately ($8) million. Finally, all customer assets and liabilities associated with this business were transferred to First Union Securities.

  Included in the condensed consolidated statement of operations under the caption "Gain on Sale of Discontinued Operations Net of Taxes", was an after tax gain from the sale of the Private Client Group of $37.2 million, and a one-time charge of $14.4 million related to the divestiture of the Private Client Group related to the Private Client Group. The one-time charge consisted of a cash charge of $5.5 million and an asset valuation charge of $8.9 million. The cash charge consisted predominately of compensation related charges associated with the completion of the divestiture of the Private Client Group, while the asset valuation charge consisted primarily of the impairment of future lease space and fixed assets, also related to the divestiture of the Private Client Group.

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

                          FIRST ALBANY COMPANIES INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)
                                (Continued)

 Components of amounts reflected in condensed consolidated statement of financial condition and condensed consolidated statement of operations are presented in the following tables:

======================================================================================
(In thousands of dollars)     Three Months Ended                 Nine Months Ended
                           September 30,  September 30,      September 30, September30,
                              2000           1999               2000           1999
--------------------------------------------------------------------------------------
Net revenues                 $  7,469       $ 21,132           $ 64,275      $ 70,467
Expenses                       10,996         20,200             63,554        64,095
--------------------------------------------------------------------------------------
(Loss) income before income
  taxes                        (3,527)           932                721         6,372
Income tax (benefit) expense   (1,487)           391                299         2,496
--------------------------------------------------------------------------------------
Loss (income) from discontinued
 Operations, net taxes       $ (2,040)      $    541           $    422      $  3,876
======================================================================================

 Included in the balance sheet, for the period ending September 30, 2000 was approximately $12.5 million in accrued expenses relating to discontinued operations. These accruals consisted primarily of impairment of future lease space of $8.9 million and other costs relating to the divestiture of the Private Client Group.

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                                                                  2000 vs.
                                     Three Months Ended           1999      Percentage
                                September 30,   September 30,   Increase     Increase
(In thousands of dollars)          2000            1999        (Decrease)   (Decrease)
---------------------------------------------------------------------------------------
Revenues
 Commissions                      $ 3,590         $ 3,930       $  (340)       (9)%
 Principal transactions            14,543          11,036         3,507         32%
 Investment banking                 7,761           8,503          (742)       (9)%
 Investment gain (loss)            (1,066)            498        (1,564)     (314)%
 Interest income                   22,891          15,832         7,059         45%
 Fees and others                      860           1,270          (410)      (32)%
---------------------------------------------------------------------------------------
Total revenues                     48,579          41,069         7,510         18%
 Interest expense                  21,145          14,666         6,479         44%
---------------------------------------------------------------------------------------
Net revenues                       27,434          26,403         1,031          4%
---------------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits         21,897          19,824         2,073         10%
 Clearing, settlement and
  brokerage costs                     621             712           (91)      (13)%
 Communications and
  data processing                   2,168           2,029           139          7%
 Occupancy and depreciation         1,399           1,381            18          1%
 Selling                            1,502           1,299           203         16%
 Other                              1,068           1,282          (214)      (17)%
---------------------------------------------------------------------------------------
Total expenses (excluding
 interest)                         28,655          26,527         2,128          8%
---------------------------------------------------------------------------------------
Operating (loss) income            (1,221)           (124)       (1,097)     (885)%
Equity in losses of affiliates     (1,679)         (1,397)         (282)      (20)%
---------------------------------------------------------------------------------------
(Loss) income before income taxes  (2,900)         (1,521)       (1,379)      (91)%
---------------------------------------------------------------------------------------
Income tax (benefit) expense         (926)           (550)         (376)      (68)%
---------------------------------------------------------------------------------------
(Loss) income from continuing
  operations                       (1,974)           (971)       (1,003)     (103)%
---------------------------------------------------------------------------------------
(Loss) income from discontinued
  operations, net of taxes         (2,040)            541        (2,581)     (477)%
Gain on sale of discontinued
    operations, net of taxes       22,799                        22,799
---------------------------------------------------------------------------------------
Net income (loss)                 $18,785         $  (430)      $19,215       4658%
=======================================================================================

Net interest income
 Interest income                  $22,891         $15,832       $ 7,059         45%
 Interest expense                  21,145          14,666         6,479         44%
---------------------------------------------------------------------------------------
Net interest income               $ 1,746         $ 1,166       $   580         50%
=======================================================================================


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

  The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position, and results of operations during the periods included in the accompanying condensed consolidated financial statements.

Business Environment
---------------------


  First Albany Corporation (First Albany), a wholly owned subsidiary of First Albany Companies Inc. (the Company), is a full service investment banking and brokerage firm. Its primary business includes the underwriting, distribution, and trading of fixed income and equity securities. The investment banking and brokerage businesses generate revenues in direct correlation with the general level of trading activity in the stock and bond markets. The Company cannot control this level of activity; however, many of the Company's costs are fixed. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

  On May 9, 2000, the Company announced that it signed an agreement for the sale of the assets of its Private Client Group, its retail brokerage branch network, to First Union Securities, a subsidiary of First Union Corp. The transaction closed on August 4, 2000.

  The proceeds from this sale will be used to expand the Company's investment banking, equity & fixed income capital markets, and venture capital operations, as well as to reduce outstanding bank debt.

Results of Operations
---------------------

  Net revenues from continuing operations of $27.4 million for the third quarter ended September 30, 2000, compared to $26.4 million for the same period in 1999. Net revenues from continuing operations for the first nine months of 2000 were $86.2 million, compared to $73.2 million in 1999, an increase of 18%.

  Due to the sale of the assets of the Private Client Group, the Company's retail brokerage network, to First Union Securities, the operating results of the Private Client Group are reported as discontinued operations on a net income basis.

  For the third quarter the Company reported consolidated net income of $18.8 million compared to a net loss of $430 thousand for the same period of 1999, or $2.36 diluted earnings per share compared to $(0.05) diluted earnings per share, respectively. For the first nine months of 2000, net income was $20.8 million, or $2.52 per diluted share, compared to a net loss of $(0.05) per diluted share, for the same period in 1999. Included in the consolidated net income for the quarter was an after tax gain from the sale of the Private Client Group of $37.2 million, a one-time charge of $14.4 million related to the divestiture of the Private Client Group and a $2 million loss from discontinued operations related to the Private Client Group. The one-time charge consisted of a cash charge of $5.5 million and an asset valuation charge of $8.9 million. The cash charge consisted predominately of compensation related charges associated with the completion of the divestiture of the Private Client Group, while the asset valuation charge consisted primarily of the impairment of future lease space and fixed assets, also related to the divestiture of the Private Client Group.

  First Albany Corporation, the investment bank, reported net revenues from continuing operations of $28.3 million for the quarter ended September 30, 2000 compared to net revenues of $25.6 million for the same period in 1999, representing 11% growth. For the quarter, First Albany Corporation generated pre-tax income of $553 thousand from continuing operations, compared to a pre-tax loss of $307 thousand for

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                                (Continued)

the same period in 1999.   For the nine months ending September 30, 2000,
First Albany Corporation reported net revenues of $85.3 million from continuing operations compared to $75.0 million for the same period in 1999, representing 14% growth. For the first nine months, First Albany Corporation generated pre-tax earnings of $1.7 million from continuing operations compared to a pre-tax loss of $767 thousand for the same period in 1999.

  During the quarter, the parent company and affiliates reported a pre-tax loss of $3.5 million, which compares to a pre-tax loss of $1.2 million for the same period of 1999. The loss for the quarter is due to the Company recording its pro rata portion of the June 30, 2000 quarter net loss at Mechanical Technology Inc. (NASDAQ: MKTY), coupled with a decline in the
market value of other investments owned by the Company.   For the first
nine months, the parent and affiliates experienced a pre-tax loss of $5.2 million compared to a pre-tax loss of $6.2 million for the same period of 1999. As of September 30, 2000, the Company had an unrecognized and unrealized pre-tax gain in its holding of Mechanical Technology Inc. of approximately $110.3 million.

  A portion of First Albany Companies Inc.'s investment portfolio is accounted for at market value while the remainder is accounted for under the equity method. The aggregate market value of the Firm's investment portfolio declined from $182.4 million at June 30, 2000, to $133.3 million at September 30, 2000, primarily as a result of a decline in the market value of MKTY. The Firm is required to account for the MKTY investment under the equity method of accounting because it owns excess of 20% (approximately 33%) of the shares outstanding, and does not recognize changes in the market value of this investment in the income statement. Changes in the value of those portions of the Company's investment portfolio accounted for at market value may impact the financial results of future periods either positively or negatively.

Three Month Periods Ended September 30, 2000 and September 30, 1999
-------------------------------------------------------------------

Commissions
-----------

  Commission revenues for this year's third quarter decreased $0.3 million or 9% compared to the comparable 1999 period primarily due to decrease in listed agency transactions.

Principal Transactions
----------------------

  Principal transactions for this year's third quarter increased $3.5 million or 32% compared to the comparable 1999 period. This amount was comprised of an increase in municipal bonds of $0.1 million, and an increase in corporate fixed income of $3.3 million, and an increase in equity securities of $0.1 million.

Investment Banking
------------------

  Investment banking revenues for this year's third quarter decreased $0.8 million or 9% compared to the comparable 1999 period. Revenues from corporate underwriting decreased $0.4 million while municipal underwriting revenues decreased $0.4 million.


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

Investment Gains/(Losses)
-------------------------

  Investment gains (losses) for this year's third quarter decreased $1.6 million compared to the comparable 1999 period. The decrease was due primarily to a decrease in the market value of the investment portfolio held at First Albany Companies Inc, the Parent Company. (See Note 3)

Net Interest Income
-------------------

  Net Interest Income for this year's second quarter increased $0.6 million or 50% compared to the same period of 1999 due primarily to increase in net revenues from inventory position in fixed income securities.

Compensation and Benefits
-------------------------

  Compensation and benefits expense for this year's third quarter increased $2.1 million or 10% compared to the same period of 1999, mainly due to an increase in net revenues, excluding investment gains/(losses).

Equity in losses of affiliates
------------------------------

  Equity in losses of affiliates for this year's third quarter decreased $0.3 million due to a decrease in the book value of Mechanical Technology Incorporated. (See note 3)

Income Taxes
------------

  Income taxes decreased $0.4 million for this year's third quarter due mainly to decrease in income from continued operations.

Income from Discontinued Operations, Net Of Taxes
--------------------------------------------------

  Income from discontinued operations, net of taxes decreased $2.6 million for this year's third quarter, resulting primarily from the completion of the sale of the Private Client Group network to First Union Securities on August 4, 2000.

                      FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



                                                                  2000 vs.
                                     Nine Months Ended            1999       Percentage
                                September 30,   September 30,   Increase      Increase
(In thousands of dollars)           2000           1999        (Decrease)    (Decrease)
----------------------------------------------------------------------------------------
Revenues
 Commissions                      $ 12,604        $ 11,348      $  1,256         11%
 Principal transactions             42,749          34,672         8,077         23%
 Investment banking                 21,701          21,839          (138)       (1)%
 Investment gain (loss)                246          (2,513)        2,759        110%
 Interest income                    63,170          40,165        23,005         57%
 Fees and others                     3,486           3,874          (388)      (10)%
----------------------------------------------------------------------------------------
Total revenues                     143,956         109,385        34,571         32%
 Interest expense                   57,711          36,177        21,534         60%
----------------------------------------------------------------------------------------
Net revenues                        86,245          73,208        13,037         18%
----------------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits          65,859          57,832         8,027         14%
 Clearing, settlement and
  brokerage costs                    2,153           2,119            34          2%
 Communications and
  data processing                    6,694           6,192           502          8%
 Occupancy and depreciation          4,121           3,933           188          5%
 Selling                             4,325           3,925           400          10%
 Other                               3,019           3,322          (303)        (9)%
----------------------------------------------------------------------------------------
Total expenses (excluding interest) 86,171          77,323         8,848          11%
----------------------------------------------------------------------------------------
Operating income (loss)                 74          (4,115)        4,189         102%
 Equity in losses of affiliates     (3,640)         (2,813)         (827)       (29)%
----------------------------------------------------------------------------------------
(Loss) income before income taxes   (3,566)         (6,928)        3,362          49%
----------------------------------------------------------------------------------------
Income tax (benefit) expense        (1,107)         (2,642)        1,535          58%
----------------------------------------------------------------------------------------
(Loss) income from continuing
  operations                        (2,459)         (4,286)        1,827          43%
----------------------------------------------------------------------------------------
Income from discontinued operations,
  net of taxes                         422           3,876        (3,454)       (89)%
Gain on sale of discontinued
  operations, net of taxes          22,799                        22,799
----------------------------------------------------------------------------------------
Net income (loss)                 $ 20,762        $   (410)     $ 21,172       5,164%
========================================================================================

Net interest income
 Interest income                  $ 63,170        $ 40,165      $ 23,005          57%
 Interest expense                   57,711          36,177        21,534          60%
----------------------------------------------------------------------------------------
Net interest income               $  5,459        $  3,988      $  1,471          37%
========================================================================================


                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

Nine-Month Period Ended September 30, 2000 and September 30, 1999
-----------------------------------------------------------------

Commissions
-----------

  Commission revenues for this year's first nine months increased $1.3 million or 11% compared to the comparable 1999 period primarily due to increase in listed agency transactions.

Principal Transactions
----------------------

  Principal transactions for this year's first nine months increased $8.1 million or 23% compared to the comparable 1999 period. This amount was comprised of an increase in equity securities of $2.1 million, and an increase in corporate fixed income of $5.4 million, an increase in municipal bonds of $3.0 million and a decrease of $2.4 million in our convertible trading department which was closed in June 2000.

Investment Gains/(Losses)
-------------------------

  Investment gains (losses) for this year's first nine months increased $2.8 million compared to the comparable 1999 period. The increase was due primarily to an increase in the market value of the investment portfolio held at First Albany Companies Inc, the Parent Company. (See Note 3)

Net Interest Income
-------------------

  Net Interest Income for this year's first nine months increased $1.5 million or 37% compared to the same period of 1999 due primarily to increase in net revenues from inventory position in fixed income securities.

Compensation and Benefits
-------------------------

  Compensation and Benefits for this year's first nine months increased $8.0 million or 14% compared to the same period of 1999, attributed primarily to increase in net revenues, excluding investment gains/(losses).

Equity in losses of affiliates
------------------------------

  Equity in losses of affiliates for this year's first nine months decreased $0.8 million due to a decrease in the book value of Mechanical Technology Incorporated. (See note 3)

Income Taxes
------------

  Income taxes increased $1.5 million for this year's first nine months due mainly to increase in income from continued operations.

Income from Discontinued Operations, Net Of Taxes
-------------------------------------------------

  Income from discontinued operations, net of taxes decreased $3.5 million for this year's first nine months resulting primarily from the completion of the sale of the Private Client Group network to First Union Securities on August 4, 2000.

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

  At September 30, 2000, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

  Management believes that funds provided by operations and a variety of bank lines-of-credit-totaling $285 million of which approximately $189 million were unused as of September 30, 2000-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

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

  In October 2000, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended September 30, 2000, along with a 5% stock dividend, payable on November 28, 2000 to shareholders of record on November 14, 2000.

  The Company will use the net proceeds from the sale of its retail branch network to provide additional liquidity and capital resources as well as to fund future venture capital investments.

  In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock. Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time over the next 18 months. Shares purchased under the program will be held in treasury and used for general corporate purposes.

  During the quarter, the Company repurchased 863,416 shares of common stock. The Company purchased most of these shares from many of its former financial consultants, who were transferred to First

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

Union Securities, Inc. The Company consummated the sale of its Private Client Group to First Union Securities, Inc. on August 4, 2000.

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

The Costs to Address the Company's Y2K Issues
---------------------------------------------

 The Company estimates that the total cost of the Company's Year 2000 efforts will not exceed $1.2 million. Most of this amount, being hardware purchases, was capitalized, however, independent-verification testing of its internal applications was expensed when incurred. These costs were funded through operating cash flow. All internal remediation was accomplished by utilizing existing Company

                        FIRST ALBANY COMPANIES INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                (Continued)

personnel.   The Company's Y2K budget did not reflect the costs of the
extensive resource allocation and management from internal sources.

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

  Following is a discussion of the Company's primary market risk exposures as of September 30, 2000, including a discussion of how those exposures are currently managed.

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

  A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its inventory position. The fair market value of these securities included in the Company's inventory at September 30, 2000 was $ 106.1 million. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent
decrease in interest rates.   At September 30, 2000, the potential change
in fair value, assuming this hypothetical decrease, was $5.5 million. The actual risks and results of such adverse effects may differ substantially.

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

  Marketable equity securities included in the Company's inventory at September 30, 2000, which were recorded at a fair value of $5.9 million, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $.06 million. The actual risks and results of such adverse effects may differ substantially. The Company's investment portfolio, excluding its investment in MTI, at September 30, 2000 had a fair market value of $6.2 million. (See Note 3). This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.6 million. Actual results may differ.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

  (a)     Exhibits
          --------

     Item No.  Item
     --------  ----

     (10.26) Agreements to Sell First Albany Corporation's Retail Branch Network and Correspondent Clearing Business dated May 8, 2000 between First Albany Companies Inc., First Albany Corporation and First Union Securities, Inc. (filed as exhibit 10.26 to form 10Q for quarter ended March 31, 2000)

     (10.27) First Albany Companies Inc. Deferred Compensation Plan for Key Employees (filed as registration No. 333-37640 (Form S-8) dated May 23, 2000)

     (11)      Statement Re:  Computation of Per Share Earnings (filed herewith)

     (27)      Selected Financial Data Schedule BD (filed herewith)

  (b)     Reports on Form 8-K
          -------------------

            The following reports on Form 8K were filed during the quarter ended September 30, 2000:

          1. Form 8-K filed August 21, 2000 concerning the sale of the assets of the Companies' Private Client Group (retail brokerage branch network) to First Union Securities, Inc., a subsidiary of First Union Corp.

          2. Form 8-K filed September 6, 2000 announcing the completion of a stock buy-back in which the Registrant purchased approximately 814,000 shares of its commons stock.

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


                                   First Albany Companies Inc.
                                   ---------------------------
                                   (Registrant)


Date: November 10, 2000            /S/ ALAN P. GOLDBERG
                                   ---------------------------
                                   Alan P. Goldberg
                                   President/Co-Chief Executive Officer


Date: November 10, 2000            /S/ STEVEN JENKINS
                                   ---------------------------
                                   Steven Jenkins
                                   Chief Financial Officer
                                   (Principal Accounting Officer)
