Form 10-K
period 2000-12-31
FIRST ALBANY COMPANIES INC
filed 2001-03-30
CIK 782842

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000	Commission file number 014140

F I R S T   A L B A N Y   C O M P A N I E S   I N C .
(Exact name of registrant as specified in its charter)

New York	22-2655804
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 S. Pearl Street, Albany, New York	12207
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (518) 447-8500

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
none	none

Securities registered pursuant to Section 12(g) of the Act:

Common stock par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes            X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item  405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ].

As of March 15, 2001, 7,531,571 shares, par value $.01 per share, were outstanding.  The aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the closing price of Registrant's shares as reported on the NASDAQ system on March 15, 2001, which was $9.00) was approximately $45,554,184.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

Part I

Item 1.  Business

First Albany Companies, Inc. (the “Company”) is the parent Company of First Albany Corporation (“First Albany”), First Albany Asset Management Corporation and FA Technology Ventures Corporation. First Albany is a research driven investment banking and capital markets boutique providing corporate and public finance services and the trading of corporate, government and municipal securities for institutions. First Albany Asset Management Corporation is an investment adviser managing the assets of institutions and individuals. FA Technology Ventures Corporation manages private equity funds, providing venture financing to emerging growth companies.

In August, 2000 First Albany divested its retail brokerage operation, the Private Client Group, and became an institutionally-focused investment banking and capital markets boutique.  The operating results of the Private Client Group are reported as discontinued operations on a net income basis.

First Albany operates a total of 20 offices in 12 states.  First Albany's executive office is located in Albany, New York.

The Company (formed in 1985) and First Albany (formed in 1953) are New York corporations.  First Albany is a member of the New York Stock Exchange, Inc. ("NYSE"), the American Stock Exchange, Inc. ("ASE"), and the Boston Stock Exchange, Inc. ("BSE") and is registered as a broker-dealer with the Securities and Exchange Commission ("SEC").  First Albany is also a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"), which insures customer funds and securities deposited with a broker-dealer up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.  First Albany has obtained additional coverage of $24,500,000 per account from National Union, a wholly owned subsidiary of American International Group (AIG), America’s largest commercial insurer.  Both companies are rated A+15 (highest rating) by A.M. Best.

Sources of Revenues

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows (excludes discontinued operations):

	For the Years Ended
	December 31,		December 31,		December 31,
	2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent
(In thousands of dollars)
Securities commissions:
Listed	$16,545	8.6%	$13,920	9.0%	$10,242	7.3%
Over-the-counter	581	0.3%	523	0.3%	446	0.3%
Options	86	0.0%	75	0.0%	77	0.1%
Mutual funds	272	0.1%	232	0.2%	214	0.2%
Other	170	0.1%	212	0.1%	(1)	0.0%
Sub-total	17,654	9.1%	14,962	9.6%	10,978	7.9%
Principal transactions	58,421	30.1%	50,979	32.8%	48,630	35.0%
Investment banking	33,741	17.4%	29,679	19.1%	27,450	19.8%
Investment (losses) gains	(669)	(0.3)%	(1,749)	(1.1)%	3,391	2.4%
Fees and other	4,761	2.5%	4,584	2.9%	3,681	2.6%
Total operating revenues	113,908	58.8%	98,455	63.3%	94,130	67.7%
Interest income	79,920	41.2%	57,088	36.7%	44,849	32.3%
Total revenues	$193,828	100.0%	$155,543	100.0%	$138,979	100.0%

Securities Commissions

In executing customers' orders to buy or sell listed securities and securities in which it does not make a market, First Albany generally acts as an agent and charges a commission.

Principal Transactions

First Albany buys and maintains inventories of municipal debt (tax-exempt and taxable), corporate debt, convertible securities and equity securities as a "market maker" for sale of those securities to other dealers and to customers.  As of December 31, 2000, First Albany made a market in 133 common stocks quoted on National Association of Securities Dealers Automated Quotation ("NASDAQ").  First Albany also trades tax-exempt and, beginning in 1999, taxable municipal bonds, and taxable debt securities, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities; and corporate obligations.  Principal transactions have been a significant source of revenue and should continue to be so in the future.

First Albany also has an institutional municipal risk trading operation, in which certain inventory positions are hedged by highly liquid future contracts and U.S. Government Securities.  Most of the inventory positions are carried for the purpose of generating sales by institutional salesforce.  First Albany's trading activities require the commitment of capital and may place First Albany's capital at risk.  All inventory positions are marked to the market at a minimum on a monthly basis.  The following table sets forth the highest, lowest, and average month-end inventories (including the net of securities owned and securities sold, but not yet purchased) for calendar 2000 by securities category where First Albany acted as principal.

	Highest	Lowest	Average
(In thousands of dollars)	Inventory	Inventory	Inventory
State and municipal bonds	$145,796	$90,450	$117,055
Corporate obligations	46,164	23,220	31,639
Corporate stocks	7,551	510	4,633
U.S. Government and federal agencies obligations	(26,569)	(55,613)	(38,438)

Underwriting and Investment Banking

First Albany manages, co-manages, and participates in municipal and corporate securities offerings.  For the periods indicated, the table below highlights the number and dollar amount of corporate and municipal securities offerings managed or co-managed by First Albany and the number and amount of First Albany's underwriting participations in syndicates, including those managed or co-managed by First Albany:

	Corporate Stock and Bond Offerings
	Managed or Co-Managed		Syndicate Participations
Year	Number of	Amount of	Number of	Amount of
Ended	Issues	Offering	Participations	Participation
	(In thousands of dollars)
December 2000	14	$2,226,350	78	$246,503
December 1999	19	1,648,114	173	302,440
December 1998	10	636,660	108	166,582

	Municipal Bond Offerings
	Managed or Co-Managed		Syndicate Participations
Year	Number of	Dollar	Number of	Dollar
Ended	Issues	Amount	Participations	Amount
	(In thousands of dollars)
December 2000	265	$21,950,526	279	$3,100,034
December 1999	289	27,686,276	331	3,626,019
December 1998	344	39,681,183	380	4,672,904

Participation in an underwriting syndicate or selling group involves both economic and regulatory risks.  An underwriter or selling group member may incur losses if it is forced to resell the securities it has committed to purchase at less than the agreed-upon purchase price.

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

The volume of transactions handled by the operations staff fluctuates substantially.  The monthly number of purchase and sale transactions processed for the periods indicated were as follows:

	Number of Monthly
	Transactions
Year Ended	High	Low	Average
December 2000	208,268	51,362	111,779
December 1999	161,208	81,899	113,817
December 1998	122,150	73,369	93,375

First Albany has established internal controls and safeguards to help prevent securities theft, including use of depositories and periodic securities counts.  As required by the NYSE and other regulatory authorities, First Albany carries fidelity bonds covering loss or theft of securities as well as embezzlement and forgery.

First Albany clears its own securities transactions and posts to its books and records daily.  Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions.  Operations, compliance, internal audit, and legal personnel monitor compliance with applicable laws, rules, and regulations.

Research

First Albany maintains a professional staff of equity and fixed income analysts.  Research is focused on several industry sectors, including  technology, financial services, energy and alternative energy.  First Albany employs 16 senior analysts who support First Albany's institutional equities and corporate finance activities, and 7 analysts who support its fixed income activities.

First Albany’s scope of research in the technology sector is enhanced by maintaining a strategic alliance with the META Group, Inc. ("META").  META, an independent market assessment company, provides research and analysis of developments and trends in information technology ("IT"), including computer hardware, software, communications and related information technology industries, to both IT users and IT vendors.  The alliance with META enables First Albany to provide investors with market sector analysis insights drawn from META’s data bank of technology trends, user experiences, and vendor pricing and negotiating tactics.

Research services include review and analysis of the economy; general market conditions; technology trends, industries and specific companies via both fundamental and technical analyses; recommendations of specific action with regard to industries and specific companies; and responses to inquiries from customers.

Employees

At December 31, 2000, the Company had 421 full-time employees, of which 111 were institutional salespeople and institutional traders, 203 were in other revenue producing positions, 25 were in operations, and 82 were in other support and administrative functions.

Salespeople, traders, bankers and others are required to take examinations given by the NASD and approved by the NYSE and all principal exchanges as well as state securities authorities in order to be registered. There is intense competition among securities firms for salespeople, traders, investment bankers and research analysts with proven production records.  The Company considers its employee relations to be good and believes that its compensation and employee benefits are competitive with those offered by other securities firms.  None of the Company's employees are covered by a collective bargaining agreement.

Competition

First Albany is engaged in a highly competitive business.  Its competition includes, with respect to one or more aspects of its business, all of the member organizations of the NYSE and other registered securities exchanges, all members of the NASD, members of the various commodity exchanges, and commercial banks and thrift institutions. Many of these organizations are national firms and have substantially greater financial and human resources than First Albany. In many instances, First Albany is competing directly with such organizations. The Company believes that the principal factors affecting competition for the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

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

A broker-dealer is required to maintain certain net capital standards.  Compliance with the Net Capital Rule may limit those operations which require the use of its capital for purposes, such as maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances.  Net capital and aggregate debit balances change from day to day and, at December 31, 2000, First Albany's net capital was $37,541,000 which was 307.5% of aggregate debit balances (2% minimum requirement) and $37,291,000 in excess of required minimum net capital.

Item 2.  Properties

As of March 2001, the Company had a total of 20 Institutional (including Investment Banking, Institutional Sales and Trading) offices in 12 states, all of which are leased or rented.  The Company's executive offices are located at 30 South Pearl Street, Albany, New York.  First Albany Asset Management Corporation (“FAAM”) has offices in Albany, NY and Chicago, IL.  FA Technology Ventures Corporation (“FATV”) has offices in Albany, NY, and Boston, MA.  The order entry, trading, research, information technology (“IT”), operations, and accounting activities are centralized in the Albany office.  The offices at 30 South Pearl Street are operated under a lease which currently expires in the year 2004.  All other offices are subject to lease or rental agreements that expire at various times through 2008. These leases, in the opinion of management, are sufficient to meet the needs of the Company.  A list of locations are as follows:

Albany, NY	Dallas, TX	Rancho Sante Fe, CA
Institutional, FAAM, FATV	Institutional	Institutional
IT, Research, Back Office
Denver, CO
Bonita Springs, FL	Institutional	Richmond (Glen Allen),VA
Institutional		Institutional
Hartford, CT
Boston, MA	Institutional	San Francisco, CA
Institutional, FATV		Institutional
IT, Research	Los Angeles, CA
Institutional
Burlingame, CA		Sewickley, PA
Research	Minneapolis, MN	Institutional
Institutional
Chadds Ford, PA		Stamford, CT
Institutional	Morristown, NJ	Research
Institutional
Chicago, IL		Wellesley, MA
29 North Wacker Dr.	New York, NY	Institutional
Institutional	IT, Research, Back Office
500 West Madison Ave.	Institutional
Institutional, FAAM

Item 3.  Legal Proceedings

In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims.  Certain of these are class actions that seek unspecified damages which could be substantial.  Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely to result in adverse dispositions.  Although further losses are possible, the opinion of management, based upon the advice of its attorneys and general counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company’s liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

Item 4.  Submission of Matters to a Vote of Security Holders.
          None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's common stock trades on the NASDAQ Stock Market under the symbol "FACT".  As of   March 6, 2001 there were approximately 2,325 holders of record of the Company’s common stock.  The following table sets forth the high and low bid quotations for the common stock as adjusted for subsequent stock dividends, along with cash dividends during each quarter for the fiscal years ended:

December 31, 2000	Quarters Ended
Stock Price Range	Mar. 31	June 30	Sept. 30	Dec. 31
High	$38 1/2	$31 1/4	$21 5/8	$14 1/4
Low	$12 7/8	$17 1/4	$14 5/8	$6 7/8

Cash Dividend per Share	$0.05	$0.05	$0.05	$0.05

December 31, 1999	Quarters Ended
Stock Price Range	Mar. 31	June 30	Sept. 30	Dec. 31
High	$12 3/8	$15 1/2	$18 1/8	$17 7/8
Low	$8 1/4	$10 3/8	$13 3/4	$11 3/8

Cash Dividend per Share	$0.05	$0.05	$0.05	$0.05

December 31, 1998	Quarters Ended
Stock Price Range	Mar. 27	June 26	Sept. 25	Dec. 31
High	$12 3/8	$11 3/4	$11 1/2	$10 1/4
Low	$9 5/8	$10 3/8	$8	$6 3/4

Cash Dividend per Share	$0.05	$0.05	$0.05	$0.05

          In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock.  Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time over the next 18 months.  Shares purchased under the program will be held in treasury and used for general corporate purposes.  During 2000, the Company repurchased approximately 217,000 shares pursuant to this program.

          In addition, during 2000, the Company repurchased 925,000 shares of common stock, most of which were from many of its former financial consultants, who were transferred to First Union Securities, Inc. The Company consummated the sale of its Private Client Group to First Union Securities, Inc. on August 4, 2000.

          During calendar 2000, the Company declared and paid four quarterly cash dividends totaling $.20 per share of common stock, and declared and issued two 5% common stock dividends.

          In January 2001, subsequent to the period reflected in this report, the Company declared the regular quarterly cash dividend of $0.05 per share payable on February 28, 2001 to shareholders of record on February 14, 2001.

First Albany Companies Inc.

FINANCIAL SUMMARY
(In thousands of dollars except per share amounts)

Item 6.  Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.

	For the Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
For the years ended	2000	1999	1998	1997	1996
Operating Results
Revenues:
Commissions	$17,654	$14,962	$10,978	$7,998	$7,274
Principal transactions	58,421	50,979	48,630	39,114	37,142
Investment banking	33,741	29,679	27,450	17,750	17,120
Investment (losses) gains	(669)	(1,749)	3,391	888	2,344
Fees and other	4,761	4,584	3,681	3,329	6,726
Operating revenues	113,908	98,455	94,130	69,079	70,606
Interest income	79,920	57,088	44,849	43,828	31,090
Total revenues	193,828	155,543	138,979	112,907	101,696
Interest expense	73,205	51,546	39,639	38,367	25,784
Net revenues	120,623	103,997	99,340	74,540	75,912
Expenses (excluding interest):
Compensation and benefits	90,541	82,325	71,797	55,370	49,208
Clearing, settlement and brokerage costs	2,918	2,895	2,220	1,392	1,471
Communications and data
processing	9,220	8,351	7,835	7,238	6,414
Occupancy and depreciation	5,749	5,307	5,896	5,770	4,311
Selling	6,320	5,474	4,550	4,909	4,505
Other	4,034	4,370	3,546	4,192	4,937
Total expenses (excl. interest)	118,782	108,722	95,844	78,871	70,846

Operating income (loss)	1,841	(4,725)	3,496	(4,331)	5,066
Equity in loss of affiliates	(6,202)	(3,629)	(1,488)	1,168	555
(Loss)income before income taxes	(4,361)	(8,354)	2008	(3,163)	5,621
Income tax (recovery) expense	(1,428)	(3,494)	186	(1,360)	2,042
(Loss) income from continuing operations and before extraordinary gain	(2,933)	(4,860)	1,822	(1,803)	3,579
Extraordinary gain, net of taxes				305
Income from discontinued operations, net of taxes	422	5,273	2,516	3,454	1,921
Gain on sale of discontinued operations, net of taxes	22,799
Net income	$20,288	$413	$4,338	$1,956	$5,500
Per common share:
Earnings - basic	$2.49	$0.05	$0.55	$0.25	$0.75
Cash dividend	0.20	0.20	0.20	0.20	0.20
Book value	8.72	6.52	6.05	5.70	5.63
Financial condition:
Total assets	$646,125	$1,008,134	$842,898	$831,921	$675,785
Notes payable	2,933	5,480	4,750	7,271	4,583
Obligations under capital leases	2,591	4,917	3,688	3,088	1,426
Subordinated debt	6,000	7,500	7,500	7,500	5,000
Stockholders’ equity	66,106	53,116	48,408	44,548	42,274

FIRST ALBANY COMPANIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS ENVIRONMENT

   First Albany Corporation (First Albany), a wholly-owned subsidiary of First Albany Companies Inc. (the Company), is a broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of various exchanges and the National Association of Securities Dealers, Inc.  Its primary business includes the underwriting, distribution, and trading of fixed income and equity securities.  The investment banking and brokerage businesses earn revenues in direct correlation with the general level of trading activity in the stock and bond markets.  This level of activity cannot be controlled by the Company; however, many of the Company's costs are fixed.  This is a highly-competitive business.  Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

          The year 2000 was the first difficult year for the equity markets since 1994. Stock prices, as measured by the S&P 500 returned -9.2% and the Dow Jones Industrial Average returned -6.4%. The NASDAQ Composite Index, experiencing arguably a predictable retracement from the mania-like performance of 1999, returned -39.3%. While stocks were declining the credit markets provided a safe haven. The return for the Lehman Brothers government/corporate bond index was 11.9%. It is quite common to have negative returns from stocks and positive returns from bonds as part of the down part of a stock market-business- interest rate cycle.  As a result of the performance of the equity markets, many underwriting firms needed to postpone or cancel offerings during the last three quarters of the year.

          On May 9, 2000, the Company announced that it signed an agreement for the sale of the assets of its Private Client Group, its retail brokerage branch network, to First Union Securities, a subsidiary of First Union Corp.  The transaction closed on August 4, 2000.  The proceeds from this sale will be used to expand the Company’s investment banking, equity & fixed income capital markets, and venture capital operations, and buy back stock as well as to reduce outstanding bank debt.

          In 2000, The Company announced the formation of FA Technology Ventures, a venture capital investment company.  This company invests in early-to late-stage businesses focusing on Next Generation Information and Energy Technologies.

RESULTS OF OPERATIONS
			2000 vs.
	Twelve Months Ended		1999
	December 31,	December 31,	Increase	Increase
(In thousands of dollars)	2000	1999	(Decrease)	(Decrease)
Revenues
Commissions	$17,654	$14,962	$2,692	18%
Principal transactions	58,421	50,979	7,442	15%
Investment banking	33,741	29,679	4,062	14%
Investment (loss) gain	(669)	(1,749)	1,080	62%
Interest income	79,920	57,088	22,832	40%
Fees and others	4,761	4,584	177	4%
Total revenues	193,828	155,543	38,285	25%
Interest expense	73,205	51,546	21,659	42%
Net revenues	120,623	103,997	16,626	16%
Expenses (excluding interest)
Compensation and benefits	90,541	82,325	8,216	10%
Clearing, settlement and brokerage costs	2,918	2,895	23	1%
Communications and data processing	9,220	8,351	869	10%
Occupancy and depreciation	5,749	5,307	442	8%
Selling	6,320	5,474	846	15%
Other	4,034	4,370	(336)	(8)%
Total expenses (excluding interest)	118,782	108,722	10,060	9%
Operating income (loss)	1,841	(4,725)	6,566	139%
Equity in losses of affiliates	(6,202)	(3,629)	(2,573)	71%
Loss before income tax	(4,361)	(8,354)	3,993	48%
Income tax benefit	(1,428)	(3,494)	2,066	59%
Loss from continuing operations	(2,933)	(4,860)	1,927	40%
Income from discontinued operations, net of taxes	422	5,273	(4,851)	(92)%
Gain on sale of discontinued operations, net of taxes	22,799		22,799
Net income	$20,288	$413	$19,875	4,812%
Net interest income
Interest income	$79,920	$57,088	$22,832	40%
Interest expense	73,205	51,546	21,659	42%
Net interest income	$6,715	$5,542	$1,173	21%

Calendar Year 2000 Compared with Calendar Year 1999

Net Income

          For the year ended December 31, 2000, the Company reported consolidated net income of $20.3 million compared to a net income of $413 thousand for the same period of 1999, or $2.49 diluted earnings per share compared to $0.05 diluted earnings per share, respectively.  Included in the consolidated net income for the quarter was an after tax gain from the sale of the Private Client Group of $37.2 million, a one-time charge of $14.4 million related to the divestiture of the Private Client Group and net income of $0.4 million from discontinued operations related to the Private Client Group.  The one-time charge consisted of a cash charge of $5.5 million and an asset valuation charge of $8.9 million.  The cash charge consisted predominately of compensation related charges associated with the completion of the divestiture of the Private Client Group, while the asset valuation charge consisted primarily of the impairment of future lease space and fixed assets, also related to the divestiture of the Private Client Group.

          Due to the sale of the assets of the Private Client Group, the Company’s retail brokerage network, to First Union Securities, the operating results of the Private Client Group are reported as discontinued operations on a net income basis.

          For the year ended December 31, 2000, operating income was $1.8 million on net revenues of $120.6 million compared to an operating loss of $4.7 million on net revenues of $104.0 million for the same period in 1999.

           For the year ended December 31, 2000, First Albany Corporation, the investment bank, had a pre-tax profit of $4.7 million on net revenues of $119.8  million compared to a pre-tax loss of $1.0 million on net revenues of $104.8 million for the same period in 1999.  During the year, the earnings at First Albany Corporation were offset by a pre-tax loss at First Albany Companies Inc., (the “Parent Company”) and affiliates, of $9.0 million, which compares to a pre-tax loss of $7.3 million for the same period of 1999.  The losses at the Parent Company are primarily the result of a decline in book value of First Albany Companies Inc.'s investment portfolio.( see Note 7)

          A portion of the Parent Company’s investment portfolio is accounted for at market value while the remainder is accounted for under the equity method. The aggregate market value of the investment portfolio decreased by  $49.7 million, from  $96.6 million at December 31, 1999, to $46.9 million at December 31, 2000, which was driven by a decrease in the market value of Mechanical Technology Inc. (NASDAQ: MKTY).  The Parent Company accounts for Mechanical Technology Inc. under the equity method of accounting as a result of owning in excess of 20% (approximately 33%) of the shares outstanding, and therefore does not recognize changes in the market value of this investment in the income statement.  Furthermore, changes in the value of the Company’s investment portfolio could positively or negatively impact the financial results of future periods.

Commissions

          Commission revenues increased $2.7 million or 18% in calendar 2000 primarily due to increase in listed agency transactions.

Principal Transactions

                    Principal transactions increased $7.4 million or 15% in calendar 2000. This amount was comprised primarily of an increase in taxable fixed income securities of $5.9 million, and an increase in tax exempt fixed income securities of $4.0 million and a decrease of $3.1 million in our convertible trading department which was closed in June 2000.

Investment Banking

                    Investment banking revenues increased $4.1 million or 14% in calendar 2000.  Revenues from corporate underwriting increased $5.9 million, while fixed income underwriting revenues decreased $1.8 million.

Investment (Losses) Gains

                    Investment gains (losses) increased $1.1 million in calendar 2000 due primarily to an increase in the market value of the investment portfolio held at the Parent Company.

Net Interest Income

              Net Interest Income increased $1.2 million or 21% in calendar 2000 due primarily to increase in the Company’s average capital base.

Compensation and Benefits

                    Compensation and Benefits increased $8.2 million or 10% in 2000 attributed primarily to increase in net revenues, excluding investment gains/(losses).

Communications and Data Processing

                    Communications and data processing expense increased $0.9 million or 10% due partially to a greater number of equity securities transactions.

Equity in Losses of Affiliate

                    Equity in losses of affiliate increased $2.6 million in 2000 due to an increase in operating losses of  Mechanical Technology Incorporated.  (See note 7)

Income Taxes

                    Income taxes increased $2.1 million in calendar 2000 due mainly to increase in income from continued operations.

Income from Discontinued Operations, Net Of Taxes

                    Income from discontinued operations, net of taxes decreased $4.8 million in calendar 2000 resulting primarily from the completion of the sale of the Private Client Group network to First Union Securities on August 4, 2000.

			1999 vs.
	Twelve Months Ended		1998
	December 31,	December 31,	Increase	Increase
	1999	1998	(Decrease)	(Decrease)
Revenues
Commissions	$14,962	$10,978	$3,984	36%
Principal transactions	50,979	48,630	2,349	5%
Investment banking	29,679	27,450	2,229	8%
Investment gain (loss)	(1,749)	3,391	(5,140)	(152)%
Interest income	57,088	44,849	12,239	27%
Fees and others	4,584	3,681	903	25%
Total revenues	155,543	138,979	16,564	12%
Interest expense	51,546	39,639	11,907	30%
Net revenues	103,997	99,340	4,657	5%
Expenses (excluding interest)
Compensation and benefits	82,325	71,797	10,528	15%
Clearing, settlement and brokerage costs	2,895	2,220	675	30%
Communications and data processing	8,351	7,835	516	7%
Occupancy and depreciation	5,307	5,896	(589)	(10)%
Selling	5,474	4,550	924	20%
Other	4,370	3,546	824	23%
Total expenses (excluding interest)	108,722	95,844	12,878	13%
Operating (loss) income	(4,725)	3,496	(8,221)	(235)%
Equity in losses of affiliates	(3,629)	(1,488)	(2,141)	144%
(Loss) income before income taxes	(8,354)	2,008	(10,362)	(516)%
Income tax (benefit) expense	(3,494)	186	(3,680)	(1,978)%
(Loss) income from continuing operations	(4,860)	1,822	(6,682)	(367)%
Income from discontinued operations, net of taxes	5,273	2,516	2,757	110%
Net income	$413	$4,338	$(3,925)	(90)%
Net interest income
Interest income	$57,088	$44,849	$12,239	27%
Interest expense	51,546	39,639	11,907	30%
Net interest income	$5,542	$5,210	$332	6%

Calendar Year 1999 Compared with Calendar Year 1998

Net Income

          For the year ended December 31, 1999, the Company reported consolidated net income of $0.4 million compared to a net income of $4.3 million for the same period of 1998, or $0.05 diluted earnings per share compared to $0.50 diluted earnings per share, respectively.  Included in the consolidated net income for 1999 was net income of $5.3 million from discontinued operations related to the Private Client Group.

          Due to the August, 2000 sale of the assets of the Private Client Group , the Company’s retail brokerage network, to First Union Securities, the operating results of the Private Client Group are reported as discontinued operations on a net income basis.

          For the year ended December 31, 1999, operating loss was $4.7 million on net revenues of $104.0 million compared to an operating income of $3.5 million on net revenues of $99.3 million for the same period in 1998.

           For the year ended December 31, 1999, First Albany Corporation, the investment bank, had a pre-tax loss of $1.0 million on net revenues of $104.8  million compared to a pre-tax gain  of $1.5 million on net revenues of $95.2 million for the same period in 1998.  During 1999, the earnings at First Albany Corporation were offset by a pre-tax loss at First Albany Companies Inc., (the “Parent Company”) and affiliates, of  $7.4 million, which compares to a pre-tax gain of $0.5 million for the same period of 1998.  The loss and gain at the Parent Company are primarily the result of a change in book value of First Albany Companies Inc.'s investment portfolio.( see Note 7)

          A portion of the Parent Company’s investment portfolio is accounted for at market value while the remainder is accounted for under the equity method. The aggregate market value of the investment portfolio increased by  $70.5 million, from  $26.1 million at December 31, 1998, to $96.6 million at December 31, 1999, which was driven by a decrease in the market value of Mechanical Technology Inc. (NASDAQ: MKTY).  The Parent Company accounts for Mechanical Technology Inc. under the equity method of accounting as a result of owning in excess of 20% (approximately 33%) of the shares outstanding, and therefore does not recognize changes in the market value of this investment in the income statement.  Furthermore, changes in the value of the Company’s investment portfolio could positively or negatively impact the financial results of future periods.

Commissions

          Commission revenues increased $4.0 million or 36% in calendar 1999 primarily due to increase in listed agency transactions.

Principal Transactions

          Principal transactions increased $2.3 million or 5% in calendar 1999.  This was composed of an increase in tax exempt fixed income securities of $3.0 million, an increase in taxable fixed income of $0.4 million and a decrease in equity securities of $1.1 million.

Investment Banking

          Investment banking increased $2.2 million or 8% in calendar 1999 compared to the comparable period in 1998.  Revenues from corporate underwritings increased $3.9 million while fixed income underwriting revenues decreased $1.7 million.

Investment (Losses) Gains

          Investment (losses) gains decreased $5.1 million in calendar 1999.  This decrease was due primarily to a decline in the book value of the investment portfolio held at the Parent Company.

Fees and Other

          Fees and other revenues increased $0.9 million or 25% in calendar 1999, resulting primarily from an increase in asset management business.

Compensation and Benefits

          Compensation and benefits increased $10.5 million or 15% in calendar 1999 attributed primarily to an increase in net revenues excluding investment gains (losses).

Clearance, Settlement and Brokerage Costs

          Clearance, settlement and brokerage costs increased $0.7 million or 30% in calendar year 1999, due primarily to an increase in listed agency transactions.

Selling Expense

          Selling expense increased  $0.9 million or 20% in calendar 1999 mainly reflecting greater promotional-related activity.

Other Expense

          Other expenses increased $0.8 million or 23% in calendar 1999, primarily due to an increase in professional fees.

Equity in Losses of Affiliate

   The Company’s investment in MTI is recorded under the equity method and approximated $9.8 million, which included goodwill of approximately $494,000, which is being amortized over 10 years.  For the years ended December 31, 1999 and 1998, the Company’s equity in MTI’s net (loss) income, recorded on a one-quarter delay basis, was ($3.6 million) and ($1.5 million), respectively.  For the three-month period ended December 31, 1999, MTI reported an unaudited loss of approximately $1.8 million.  The Company’s equity in MTI’s net loss, was a loss of $596,000, and will be recorded in the quarter ending March 31, 2000.

          During 1999, Plug Power, Inc. (formerly a joint venture between MTI and Edison Development Corp.) issued membership interests, prior to Plug Power’s initial public offering, to new investors with a recorded value of $50.6 million.  As a result, MTI recorded its proportionate share of this increase in Plug Power’s equity as investment in Plug Power and additional paid-in-capital.  Accordingly, the Company has recorded through December 31, 1999 its proportionate share ($5.0 million) of this increase in MTI’s equity as an increase in its investment in MTI.  The Company also recorded an increase in additional paid-in-capital of $2.9 million (net of deferred taxes) as a result of this transaction.

          During MTI’s first fiscal quarter 2000, Plug Power, Inc. issued common stock in an initial public offering.  Plug Power’s shareholders’ equity increased $178.8 million primarily due to cash investments by individuals and corporate investors, including MTI, and the public offering.  As a result, MTI recorded its proportionate share of this increase in Plug Power’s equity as an increase it its investment in Plug Power and additional paid-in-capital, net of deferred taxes.  Accordingly, the Company will record in the March 31, 2000 quarter its proportionate share (approximately $8.9 million) of this increase in MTI’s equity as an increase in its investment in MTI.  The Company will also record in the March 31, 2000 quarter an increase in additional paid-in-capital of approximately $5.2 million (net of deferred taxes) as a result of this transaction.

          MTI distributed its common stock  shareholders of record as of the close of business on June 4, 1999 (the “Record Date”), non transferable subscription rights to purchase additional shares of common stock at an exercise price of $16.00 per share (the “Rights Offering”).  One right was granted for each sixteen shares of common stock held on the Record Date.  The rights expired July 9, 1999.  First Albany Companies Inc. exercised rights for a total of 251,004 shares of MTI common stock during the month of July, 1999.

          At December 31, 1999, the aggregate market value of the Company’s shares in MTI was $91,072,000.  Under the equity method, the market value of MTI’s stock is not included in the calculation of the Company’s investment.

Income Taxes

          Income taxes decreased $3.7 million in calendar 1999 due to a decrease in pre-tax earnings.

Income From Discontinued Operations, Net of Taxes

          Income from discontinued operations, net of taxes increased $2.8 million in calendar 1999, due primarily to increased volumes in the Private Client Group branch network.

			1998 vs.
	Twelve Months Ended		1997
	December 31,	December 31,	Increase	Increase
	1998	1997	(Decrease)	(Decrease)
Revenues
Commissions	$10,978	$7,998	$2,980	37%
Principal transactions	48,630	39,114	9,516	24%
Investment banking	27,450	17,750	9,700	55%
Investment gain (loss)	3,391	888	2,503	282%
Interest income	44,849	43,828	1,021	2%
Fees and others	3,681	3,329	352	11%
Total revenues	138,979	112,907	26,072	23%
Interest expense	39,639	38,367	1,272	3%
Net revenues	99,340	74,540	24,800	33%
Expenses (excluding interest)
Compensation and benefits	71,797	55,370	16,427	30%
Clearing, settlement and brokerage costs	2,220	1,392	828	59%
Communications and data processing	7,835	7,238	597	8%
Occupancy and depreciation	5,896	5,770	126	2%
Selling	4,550	4,909	(359)	(7)%
Other	3,546	4,192	(646)	(15)%
Total expenses (excluding interest)	95,844	78,871	16,973	22%
Operating income (loss)	3,496	(4,331)	7,827	181%
Equity in (losses) gain of affiliates	(1,488)	1,168	(2,656)	(227)%
Income (loss) before income taxes	2,008	(3,163)	5,171	163%
Income tax expense (benefit)	186	(1,360)	1,546	114%
Income (loss) from continuing operations before extraordinary items	1,822	(1,803)	3,625	201%
Extraordinary items, net of taxes		305	(305)	(100)%
Income from discontinued operations, net of taxes	2,516	3,454	(938)	(27)%
Net income	$4,338	$1,956	$2,382	122%
Net interest income
Interest income	$44,849	$43,828	$1,021	2%
Interest expense	39,639	38,367	1,272	3%
Net interest income	$5,210	$5,461	$(251)	(5)%

Calendar Year 1998 Compared with Calendar Year 1997

Net Income

          For the year ended December 31, 1998, the Company reported consolidated net income of $4.3 million compared to a net income of $2.0 million for the same period of 1997, or $0.50 diluted earnings per share compared to $0.25 diluted earnings per share, respectively.  Included in the consolidated net income for 1998 was net income of $2.5 million from discontinued operations related to the Private Client Group.

          Due to the August, 2000 sale of the assets of the Private Client Group , the Company’s retail brokerage network, to First Union Securities, the operating results of the Private Client Group are reported as discontinued operations on a net income basis.

          For the year ended December 31, 1998, operating income was $3.5 million on net revenues of $99.3 million compared to an operating loss of $4.3 million on net revenues of $74.5 million for the same period in 1997.

          For the year ended December 31, 1998, First Albany Corporation, the investment bank, had a pre-tax income of $1.5 million on net revenues of $95.2 million compared to a pre-tax loss of $3.4 million on net revenues of $73.9 million for the same period in 1997.  During the year, the earnings at First Albany Corporation were offset by a pre-tax gain at First Albany Companies Inc., (the “Parent Company”) and affiliates, of $0.5 million, which compares to a pre-tax gain of $0.8 million for the same period of 1997.  The gain at the Parent Company are primarily the result of a change in book value of First Albany Companies Inc.'s investment portfolio.( see Note 7)

Commissions

          Commission revenues increased $3.0 million or 37% in calendar 1998 reflecting due primarily to increase in listed agency transactions.

Principal Transactions

          Principal transactions increased $9.5 million or 24% in calendar 1998.  This was composed of an increase in taxable fixed income of $10.5 million partially due to increased opportunity in international markets, an increase in equity securities of $1.6 million and a decrease in tax exempt fixed income of $2.6 million.

Investment Banking

          Investment banking increased $9.7 million or 55% in calendar 1998, primarily due to favorable market conditions during this period.  Revenues from fixed income underwriting increased $6.8 million, while corporate underwriting revenues increased $2.9 million.

Investment Gains/(Losses)

          Investment gains (losses) increased $2.5 million in calendar 1998 due primarily to an increase in the market value of the investment portfolio held at First Albany Companies Inc, the Parent Company.

Compensation and Benefits

          Compensation and benefits increased $16.4 million or 30% in calendar 1998 attributed primarily to increase in net revenues, excluding investment gains/(losses).

Clearance, Settlement and Brokerage Costs

          Clearance, settlement and brokerage costs increased $0.8 million or 59% in calendar 1998 due primarily to increases in listed agency transactions.

Other Expenses

          Other expenses decreased $0.6 million or 15% in calendar 1998, primarily due to a decrease in professional fees.

Equity in Losses of Affiliate

          The Company’s investment in MTI is recorded under the equity method and approximated $4,487,000, which included goodwill of approximately $700,000, which is being amortized over 10 years.  For the years ended December 31, 1998, and 1997, the Company’s equity in MTI’s net (loss)income, recorded on a one-quarter delay basis, was ($1,488,000) and $1,168,000, respectively.  For the three month period ended December 31, 1998, MTI reported an unaudited loss of approximately $1.6 million.  The Company’s equity in MTI’s net loss, was a loss of $544,000, and will be recorded in the quarter ending March 31, 1999.

          In June 1997, Plug Power L.L.C., a joint venture between MTI and Edison Development Corp. (“EDC”), a subsidiary of DTE Energy Corporation, was formed.  MTI and EDC have each stated they intend to contribute $5 million to Plug Power to fund continuing operations for the period August 1, 1998 through March 31, 1999.  Under applicable accounting standards, MTI recognized its proportionate share of loss in Plug Power to the extent of such investment.  This resulted in a $3.8 million loss in MTI’s fourth quarter.  The Company recognized its proportionate share (34%) of MTI’s losses and reduced its pre-tax income by $1.3 million during its fourth quarter.

          MTI distributed to its common stock shareholders of record as of the close of business on August 12, 1998 (the “Record Date”), non transferrable subscription rights to purchase additional shares of common stock at an exercise price of $6.00 per share (the "Rights Offering").  One right was granted for each five shares of common stock held on the Record Date.  The rights expired September 24, 1998.  First Albany Companies Inc. exercised rights for a total of 407,340 shares of MTI common stock during the month of September 1998.

          At December 31, 1998, the aggregate market value of the Company’s shares in MTI was $19,705,000.  Under the equity method, the market value of MTI’s stock is not included in the calculation of the Company’s investment.

Income Taxes

          Income taxes increased $1.5 million in calendar 1998 due primarily to an increase in pre-tax earnings.

Extraordinary Gain, Net of Taxes

          In 1997 the Company realized an extraordinary gain of $0.3 million, net of taxes.  This extraordinary gain was the result of the Company’s investment in Mechanical Technology Incorporated (“MTI”).  The Company’s investment in MTI is recorded under the equity method.  The Company recorded its share of MTI’s extraordinary gains as an extraordinary gain on the Company’s books.  During the first quarter of MTI’s 1997 fiscal year, MTI realized an extraordinary gain due to the extinguishments of debt.

Income from Discontinued Operations, Net Of Taxes

          Income from discontinued operations, net of taxes decreased $0.9 million in calendar 1998 resulting primarily from an increase in recruiting related costs for the Private Client Group.

LIQUIDITY AND CAPITAL RESOURCES

          A substantial portion of the Company’s assets, similar to other brokerage and investment banking firms, are liquid, consisting of cash and assets readily convertible into cash.  These assets are financed primarily by the Company’s payables to brokers and dealers secured by loaned securities, bank line of credits and customer payables.   Securities borrowed and securities loaned along with receivables from customers and payables to customers will fluctuate primarily due to the current level of business activity in these areas.  Securities owned will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions.  Short-term bank loans and securities loaned, net, are a source of financing for the Company and will fluctuate accordingly.  Receivables from others and payables to others will fluctuate primarily due to the change in the adjustment to record securities owned on a trade date basis.

          At fiscal year-end 2000, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

          Management believes that funds provided by operations and a variety of bank lines-of-credit—totaling $295 million of which approximately $167 million was unused as of December 31, 2000,—will provide sufficient resources to meet present and reasonably, foreseeable short-term financial needs.

          During 2000, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, as well as declared and issued two 5% common stock dividends.

          In January 2001, subsequent to the period reflected in this report, the Company declared the regular quarterly cash dividend of $0.05 per share payable on February 28, 2001, to shareholders of record on February 14, 2001.

          In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock.  Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time over the next 18 months.  Shares purchased under the program will be held in treasury and used for general corporate purposes.  During 2000, the company repurchased approximately 217,000 shares pursuant to this program.

          In addition, during 2000, the Company repurchased 925,000 shares of common stock, most of which were from many of its former financial consultants, who were transferred to First Union Securities, Inc. The Company consummated the sale of its Private Client Group to First Union Securities, Inc. on August 4, 2000.

          The Company will use the net proceeds from the sale of its retail branch network to provide additional liquidity and capital resources as well as to fund future venture capital investments.

          Management believes that funds provided by operations will be sufficient to fund the acquisition of office equipment, leasehold improvements, and other long-term requirements.

New Accounting Standards

          In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of  (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities”  to all fiscal quarters of all fiscal years beginning after June 15, 2000.  SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities.  It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value.  The Company will adopt SFAS No. 133 as of January 1, 2001.  Upon adoption of SFAS No. 133, the Company will be required to record any unrealized gains or losses on the fair value of it’s investments in derivatives in its results of operations and will record a cumulative adjustment to reflect the impact of adopting this accounting standard.  Adoption of SFAS No. 133 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK

          Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and equity prices, changes in the implied volatility of interest rates and equity prices and also changes in the credit ratings of either the issuer or its related country of origin.  Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company’s market risk management procedures extends beyond derivatives to include all market-risk-sensitive financial instruments.  The Company’s exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading.

          The Company trades tax exempt and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities, and corporate obligations.  The Company is also an active market-maker in over-the-counter equity markets.  In connection with these activities, the Company may be required to maintain inventories in order to ensure availability and to facilitate customer transactions.  In connection with some of these activities, the Company attempts to mitigate its exposure to such market risk by entering into hedging transactions, which may include highly liquid future contracts, options and U.S. Government securities.

          Following is a discussion of the Company’s primary market risk exposures as of December 31, 2000, including a discussion of how those exposures are currently managed.

Interest Rate Risk
          Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments.  In connection with trading activities, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve. The Company’s fixed income activities also expose it to the risk of loss related to changes in credit spreads.  The Company attempts to hedge its exposure to interest rate risk primarily through the use of U.S. Government securities, highly liquid futures and options designed to reduce the Company’s risk profile.

          A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company’s inventory at December 31, 2000 was $117.5 million.  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.   At year end, the potential change in fair value, assuming this hypothetical decrease, was $5.0 million.  The actual risks and results of such adverse effects may differ substantially.

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

          Marketable equity securities included in the Company’s inventory at December 31, 2000, which were recorded at a fair value of $3.5 million, have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.4 million.  The actual risks and results of such adverse effects may differ substantially.  The Company’s investment portfolio at December 31, 2000, excluding MTI (See Note 7), had a fair market value of $5.8 million.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.6 million.  Actual results may differ.

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

OPERATING RISK

          Operating risk is the potential for loss arising from limitations in the Company’s financial systems and controls, deficiencies in legal documentation and the execution of legal and fiduciary responsibilities, deficiencies in technology and the risk of loss attributable to operational problems.   These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes.  In order to reduce or mitigate these risks, the Company has established and maintains an effective internal control environment that incorporates various control mechanisms at different levels throughout the organization and within such departments as Finance and Accounting, Operations, Legal, Compliance and Internal Audit.  These control mechanisms attempt to ensure that operational policies and procedures are being followed and that the Company’s various businesses are operating within established corporate policies and limits.

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

Item 8.  Financial Statements and Supplementary Data.

         Index to Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS
FINANCIAL STATEMENTS:
Consolidated Statements of Income For the
Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Financial Condition
as of December 31, 2000 and 1999
Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the
Years Ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements
SUPPLEMENTARY DATA:
Selected Quarterly Financial Data (Unaudited)

Report of Independent Accountants

To the Board of Directors and
Stockholders of First Albany Companies Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 56 present fairly, in all material respects, the financial position of First Albany Companies Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 56 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS L.L.P.

March 2, 2001

CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share amounts)

	December 31,	December 31,	December 31,
For the years ended	2000	1999	1998
Revenues
Commissions	$17,654	$14,962	$10,978
Principal transactions	58,421	50,979	48,630
Investment banking	33,741	29,679	27,450
Investment (losses) gains	(669)	(1,749)	3,391
Interest income	79,920	57,088	44,849
Fees and others	4,761	4,584	3,681
Total revenues	193,828	155,543	138,979
Interest expense	73,205	51,546	39,639
Net revenues	120,623	103,997	99,340
Expenses (excluding interest):
Compensation and benefits	90,541	82,325	71,797
Clearing, settlement & brokerage costs	2,918	2,895	2,220
Communications & data processing	9,220	8,351	7,835
Occupancy and depreciation	5,749	5,307	5,896
Selling	6,320	5,474	4,550
Other	4,034	4,370	3,546
Total expenses (excluding interest)	118,782	108,722	95,844
Operating income (loss)	1,841	(4,725)	3,496
Equity in losses of affiliates	(6,202)	(3,629)	(1,488)
(Loss) income before income taxes	(4,361)	(8,354)	2,008
Income tax (recovery) expense	(1,428)	(3,494)	186
(Loss) income from continuing operations	(2,933)	(4,860)	1,822
Income from discontinued operations, net of taxes	422	5,273	2,516
Gain on sale of discontinued operations, net of taxes	22,799
Net income	$20,288	$413	$4,338
Basic earnings per share:
Continuing operations	(0.36)	(0.60)	0.23
Discontinued operations	0.05	0.65	0.32
Gain on sale of discontinued operations	2.80
Net income per share	$2.49	$0.05	$0.55
Diluted earnings per share:
Continuing operations	(0.36)	(0.60)	0.21
Discontinued operations	0.05	0.65	0.29
Gain on sale of discontinued operations	2.80
Net income per share	$2.49	$0.05	$0.50

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands of dollars)

	December 31,	December 31,
As of	2000	1999
Assets
Cash	$689	$1,912
Cash and securities segregated under federal regs	7,000
Securities purchased under agreement to resell	60,222	26,822
Securities borrowed	291,029	474,177
Receivables from:
Brokers, dealers and clearing agencies	7,070	8,193
Customers	12,325	251,374
Others	23,603	39,815
Securities owned	189,881	158,047
Investments	21,162	15,304
Office equipment and leasehold improvements, net	4,823	10,515
Other assets	28,321	21,975
Total Assets	$646,125	$1,008,134
Liabilities and Stockholders' Equity
Liabilities
Short-term bank loans	$127,853	$172,534
Securities loaned	290,110	596,340
Payables to:
Brokers, dealers and clearing agencies	6,540	9,452
Customers	8,923	59,957
Others	17,535	19,613
Securities sold but not yet purchased	63,562	37,521
Accounts payable	3,088	3,214
Accrued compensation	28,701	30,131
Accrued expenses	19,776	8,330
Income taxes payable	2,407	29
Notes payable	2,933	5,480
Obligations under capitalized leases	2,591	4,917
Total Liabilities	574,019	947,518
Commitments and Contingencies
Subordinated debt	6,000	7,500
Stockholders' Equity
Preferred stock; $1.00 par value; authorized 500,000 shares; none issued
Common stock; $.01 par value; authorized 50,000,000 shares; issued 8,977,333 and 7,639,638 respectively	89	76
Additional paid-in capital	80,947	58,314
Unearned compensation	(864)	(2,353)
Deferred compensation	354	1,184
Retained earnings (deficit)	2,046	(2,920)
Treasury stock at cost	(16,466)	(1,185)
Total Stockholders' Equity	66,106	53,116
Total Liabilities and Stockholders' Equity	$646,125	$1,008,134

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2000, 1999, and 1998
(In thousands of dollars except for number of shares)

	Common Stock Issue		Additional Paid-In	Unearned	Deferred	Retained	Treasury Stock
	Shares	Amount	Capital	Compensation	Compensation	Earnings	Shares	Amount
Balance
December 31, 1997	5,943,381	$59	$33,782	($758)		$12,070	(109,279)	($605)
Issuance of restricted stock, net of forfeitures			(572)	(634)		132	33,059	178

Amortization of unearned compensation				551
Stock dividends declared	609,176	6	7,500			(7,506)	(4,689)
Cash dividends paid						(1,165)
Options exercised	31,907	1	243			132	67,136	354
Treasury stock sold			102				10,965	60
Non-employee options			140
Net income						4,338
Balance
December 31, 1998	6,584,464	66	41,195	(841)		8,001	(2,808)	(13)
Issuance of restricted stock, net of forfeitures	23,571		2,394	(2,309)			100,150	12
Amortization of unearned compensation				797
Stock dividends declared	699,131	7	9,961			(9,968)	(9,850)
Cash dividends paid						(1,366)
Options exercised	32,472		608				68,957	1
Stock issued to treasury	300,000	3					(300,000)	(3)
Non-employee options			73
Employee stock trust (Note 12)			1,184		$1,184			(1,182)
MTI investment (Note 7)			2,899
Net income						413
Balance
December 31, 1999	7,639,638	76	58,314	(2,353)	1,184	(2,920)	(143,551)	(1,185)
Amortization of unearned compensation				1,332
Issuance of restricted stock, net of forfeitures	17,430		(404)	157			(149,130)
Stock dividends declared	816,944	8	13,730			(13,738)	(34,619)
Cash dividends paid						(1,582)
Non-employee options			73
Options exercised	256,732	3	1,396				304,454	3,482
Treasury stock purchased							(1,142,332)	(18,155)
Employee stock trust (Note 12)	246,589	2	927		(830)	(2)	(225,003)	(608)
MTI investment (Note 7)			6,911
Net income						20,288
Balance
December 31, 2000	8,977,333	$89	$80,947	($864)	$354	$2,046	(1,390,181)	($16,466)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands of dollars)

	Dec. 31,	Dec. 31,	Dec. 31,
For the years ended	2000	1999	1998
Cash flows from operating activities:
Net income	$20,288	$413	$4,338
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,545	4,425	4,429
Deferred compensation	(830)	1,184
Deferred income taxes	4,242	(3,835)	(901)
Gain on sale of discontinued operations	(39,309)
Undistributed earnings of affiliate	6,202	3,629	1,488
Unrealized investment losses (gains)	2,761	2,252	(2,916)
Realized gains on sale of investments	(2,094)		(475)
Loss on sale of fixed assets		131	60
Services provided in exchange for common stock	1,159	959	637
(Increase) decrease in operating assets:
Cash and Securities segregated under federal regulation	(7,000)
Securities purchased under agreement to resell	(33,400)	(25,191)	3,668
Securities borrowed, net	(123,082)	27,285	15,817
Net receivables from brokers, dealers, and clearing agencies	(1,789)	2,831	(106)
Net receivables from others	15,239	(27,644)	(27,008)
Net receivables from customers	188,015	(45,483)	(12,139)
Securities owned, net	(5,793)	(4,970)	(2,880)
Other assets	(17,257)	(4,316)	3,119
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(207)	7,258	9,218
Income taxes payable	2,378	29	1,902
Net cash provided by (used in) operating activities	13,068	(61,043)	(1,749)
Cash flows from investing activities:
Purchases of furniture, equipment, and leaseholds	(494)	(788)	(226)
Net proceeds from gain on sale of discontinued operations	55,786
Purchases of investments	(3,565)	(5,016)	(2,444)
Proceeds from sale of investments	2,638		570
Net cash provided by (used in) investing activities	54,365	(5,804)	(2,100)
Cash flows from financing activities:
Proceeds (payments) of short-term bank loans, net	(44,681)	67,855	4,977
Proceeds of notes payable		4,400
Payments of notes payable	(2,547)	(3,670)	(2,521)
Payments of obligations under capitalized leases	(3,190)	(1,570)	(912)
Securities sold under agreement to repurchase			(891)
Payments for purchases of common stock	(18,155)	147
Proceeds from issuance of common stock	2,604	472	892
Net increase (decrease) from borrowing under line-of-credit agreement	(1,105)	1,067	3,942
Dividends paid	(1,582)	(1,366)	(1,165)
Net cash provided by (used in) financing activities	(68,656)	67,335	4,322
Decrease (increase) in cash	(1,223)	488	473
Cash at beginning of the period	1,912	1,424	951
Cash at the end of the period	$689	$1,912	$1,424
SUPPLEMENTAL CASH FLOW DISCLOSURES
Income tax payments	$20,513	$5,357	$956
Interest payments	$74,941	$50,109	$39,837

In 2000, 1999 and 1998, the Company entered into capital leases for office and computer equipment totaling approximately $0.9 million, $2.8 million and $1.5 million respectively.

Additionally during 2000 the Company increased its investment in MTI by $11.8 million and increased paid-in-capital by $6.9 million and deferred income taxes by $4.9 million.  (See Note 7).  During 1999, the Company increased its investment in MTI by $5.0 million and increased paid-in-capital by $2.9 million and deferred income taxes by $2.1 million.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Organization and Nature of Business

          The consolidated financial statements include the accounts of First Albany Companies Inc. and its wholly-owned subsidiaries (the "Company").  First Albany Corporation (the "Corporation") is the Company's principal subsidiary and a registered broker-dealer.  The Corporation is registered with the Securities and Exchange Commission ("SEC") and is a member of various exchanges and the National Association of Securities Dealers, Inc.  The Company’s primary business is investment banking and securities brokerage for institutional customers.  The Company also provides investment banking services to corporate and public clients, and engages in market-making and trading of corporate, government and municipal securities.   Another of the Company's subsidiaries is First Albany Asset Management Corporation ("FAAM").  Under management agreements, FAAM serves as investment manager to institutional and individual customers.  FAAM directs the investment of customer assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and continuous supervision of the portfolios.  FA Technology Ventures Corporation is also a subsidiary of the Company, which manages private equity funds, providing venture financing to emerging growth companies.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Securities Transactions

          Proprietary securities transactions are recorded on trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables from or Payables to others on the statement of financial condition.  Profit and loss arising from all securities transactions entered for the account and risk of the Company are recorded on trade date.  Customers’ securities transactions are reported on a settlement date basis (normally the third business day following the transaction) with related commission income and expenses reported on a trade date basis.

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

Investment Banking

          Investment banking revenues include gains, losses and fees, net of transaction related expenses, arising from securities offerings in which the Company acts as an underwriter.  Investment banking revenues also include fees earned from providing merger, acquisition and financial advisory services.  Investment banking management fees are recorded on offering date, sales concessions on trade date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

Resale and Repurchase Agreements

            Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price.  It is the policy of the Company and subsidiaries to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements.  Collateral is valued daily, and the Company may require counter parties to deposit additional collateral or return collateral pledged when appropriate.  At December 31, 2000 and 1999, the Company had entered into resale agreements in the amount of $60,222,000 and $26,822,000, respectively. At December 31, 2000 and 1999, the Company had not entered into repurchase agreements with counter parties.

Securities-Lending Activities

          Securities borrowed and securities loaned transactions are generally reported as collateralized financings except where letters of credit or other securities are used as collateral.  Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender.  With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned.  The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Collateral

          The Company continues to report assets it has pledged as collateral in secured borrowing and other arrangements when the secured party cannot sell or repledge the assets.  The Company generally does not report assets received as collateral in secured lending and other arrangements because the debtor typically has the right to redeem the collateral on short notice.

Commissions

          Commissions and related clearing expenses are recorded on a trade date basis as securities transactions occur.

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

Office Equipment and Leasehold Improvements

    Office equipment and leasehold improvements are stated at cost less accumulated depreciation of  $11,780,000 at December 31, 2000 and $23,439,000 at December 31, 1999.  Depreciation is provided on a straight-line basis over the shorter of the estimated useful life of the asset (2 to 5 years) or the term of the lease.

Securities Issued for Services

          The Company accounts for stock and options issued for services by reference to the fair market value of the Company’s stock on the date of stock issuance or option grant.  Compensation expense is recorded for the fair market value of the stock issued, or in the case of options, for the difference between the stock’s fair market value on the date of the grant and the option exercise price.  In the event that recipients are required to render future services to obtain full rights in the securities received, the compensation expense so recorded is deferred and amortized as a charge to income over the period that such rights vest to the recipient.

Reclassification

          Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

Earnings per Common Share

          Basic earnings per share is computed based upon weighted-average shares outstanding.  Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period.

	December 31,	December 31,	December 31,
(In Thousands of dollars, except per share amount)s	2000	1999	1998
(Loss) income from continuing operations, net of taxes	$(2,933)	$(4,860)	$1,822
Income from discontinuing operations, net of taxes	422	5,273	2,516
Gain on sale of discontinued operations, net of taxes	22,799
Net income	$20,288	$413	$4,338
Weighted average shares for basic earnings per share	8,141	8,048	7,913
Effect of dilutive common equivalent shares			776
Weighted average shares and dilutive common equivalent shares for dilutive earnings per share	8,141	8,048	8,689

Earnings per share data:

Basic earnings:
	December 31,	December 31,	December 31,
	2000	1999	1998
Continuing operations	($0.36)	($0.60)	$0.23
Discontinued operations	0.05	0.65	0.32
Gain on sale of discontinued operations	2.80
Net income	$2.49	$0.05	$0.55

Diluted earnings:
Continuing operations	($0.36)	($0.60)	$0.21
Discontinued operations	0.05	0.65	0.29
Gain on sale of discontinued operations	2.80
Net income per share	$2.49	$0.05	$0.50

The Company excluded approximately 1,097,000 common equivalent shares in 2000 and approximately 1,047,000 common equivalent shares in 1999 in its computation of dilutive earnings per share because they were anti-dilutive.

All per share figures have been restated for all stock dividends declared.

NOTE 2.     Cash and Securities Segregated Under Federal and Other Regulations

           Cash of $7,000,000 has been segregated in a special reserve bank account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission.

NOTE 3.     Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

          Amounts receivable from and payable to brokers, dealers, and clearing agencies, other than correspondents, consists of the following:

(In thousands of dollars)	December 31,	December 31,
	2000	1999
Securities failed to deliver	$7,070	$8,193
Total receivables	$7,070	$8,193

Securities failed to receive	$6,540	$9,449
Payable to clearing organizations		3
Total payables	$6,540	$9,452

NOTE 4.     Receivables From and Payables To Customers

          Receivables from and payables to customers include amounts due on cash and margin transactions.  Securities owned by customers are held as collateral for receivables.  Such collateral is not reflected in the financial statements. Total unsecured and partly secured customer receivables were $720,000 and $288,000 as of December 31, 2000 and December 31, 1999, respectively.  An allowance for doubtful accounts was recorded for $300,000 and $288,000 as of December 31, 2000 and December 31, 1999 respectively.

NOTE 5.     Receivables from Others

          Amounts receivables from others as of:

(In thousands of dollars)	December 31,	December 31,
	2000	1999
Adjustment to record securities on a trade date basis, net	$10,863	$28,552
All Other	12,740	11,263
Total	$23,603	$39,815

          Proprietary securities transactions are recorded on trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables from or Payables to others on the statement of financial condition.

NOTE 6.     Securities Owned And Sold But Not Yet Purchased

          Securities owned and sold but not yet purchased consisted of the following as of:

(In thousands of dollars)	December 31,		December 31,
	2000		1999
		Sold, but		Sold, but
		not yet		not yet
	Owned	Purchased	Owned	Purchased
Marketable Securities
U.S. Government and federal agency obligations	$5,349	$60,870	$12,885	$26,131
State and municipal bonds	132,370	200	111,855	3,080
Corporate obligations	47,198	1,034	19,577	2,249
Corporate stocks	3,934	513	12,646	6,061
Not readily marketable securities
Investment securities with no publicly quoted market	194		187
Investment securities subject to restrictions	836	945	897
Total	$189,881	$63,562	$158,047	$37,521

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

NOTE 7.     Investments

          The Company holds various investments in its portfolio.  Mechanical Technology Incorporated (MTI) and META Group, Inc are the two major holdings.

          At December 31, 2000, the Company owned approximately 11,754,000 common shares (33% of the shares outstanding) of MTI.  The Company’s investment in MTI is recorded under the equity method and approximated $15,396,000, which included goodwill of approximately $456,000 which is being amortized over 10 years.

          MTI was incorporated in 1961 and over the last five years has strengthened its commitment to and involvement in the new energy sector. MTI plans to implement this strategy through the internal development and growth of businesses, the acquisition of majority stock positions in emerging new energy companies, and strategic investments in established new energy businesses.

          MTI  holds various investments that are recorded under the equity method.  The principal components of their investments are Plug Power Inc. and SatCon Technology Corporation.   Plug Power Inc. is a U.S. designer and developer of on-site electricity generation systems utilizing proton exchange membrane fuels cells for residential applications, while SatCon Technology Corporation is a designer, developer and maufacturer of high-efficiency, high-reliability and long-lived power and energy management products to serve the distributed power generation and power quality markets.

          For the years ended December 31, 2000, 1999 and 1998, the Company’s equity in MTI’s net loss, recorded on a one-quarter delay basis, was ($6,202,000), ($3,629,000) and ($1,488,000), respectively.

The following presents summarized financial information of MTI for the year ended September 30, 2000:

(In thousands of dollars)
Assets	$77,266
Liabilities	32,237
Shareholders’ equity	$45,029
Net Sales	$5,547
Operating loss	$(3,927)
Gain on sale of subsidiary	1,262
Other expense	(2,252)
(Loss) from continuing operations before income taxes and equity in investee losses	(4,917)
Income tax benefit	1,927
Equity in investee losses, net of tax benefit	(15,849)
Loss from continuing operations	(18,839)
Income from discontinued operations, net of taxes	243
Net loss	$(18,596)

          At December 31, 2000, the aggregate market value of the Company’s shares in MTI was $41,138,000.  Under the equity method, the market value of MTI’s stock is not included in the calculation of the Company’s investment.

          Due to its equity investment in Plug Power Inc., Satcon Technology Corporation, and stock options, MTI stockholders’ equity increased  $35.3 million during its fiscal year ending September 30, 2000.  Accordingly, the Company has recorded through December 31, 2000 its proportionate share ($11.8 million) of this increase in MTI’s equity as an increase in its investment in MTI.  The Company also recorded an increase in additional paid-in-capital of $6.9 million (net of deferred taxes) as a result of these transactions.

          On December 27, 2000 the Company entered into a Put and Call Option Agreement (the “Option Agreement”) with Mechanical Technology Incorporated (“MTI”).  MTI purchased the option from the Company for $945,000.  The Option Agreement was entered into to provide independent credit support for a loan to MTI from Key Bank, N.A. (the “Loan”).  The Option Agreement provides that MTI may put 6.3 million shares of the Plug Power Inc. common stock pledged as collateral on the Loan at $4 per share and the Company has the right to either purchase such shares or take an assignment of all of the bank’s rights under the Loan.  The Option Agreement expires on April 27, 2001.

                    In addition, the Company entered into two loan agreements with MTI totaling approximately $6 million.  The loans are secured by 1.2 million shares of Plug Power Inc. common stock.  The loans bear interest at the prime rate (9.5% at December 27, 2000), and both interest and principal are due January 3, 2002.  There was $3.9 million outstanding at December 31, 2000.

          In March 2000, MTI announced a 3 for 1 stock split in the form of a stock dividend payable April 12, 2000 to stockholders of record April 3, 2000.

          For the three month period ended December 31, 2000, MTI reported an unaudited loss of approximately    $0.3 million.  The Company’s equity in MTI’s net loss, was a loss of $0.1 million, and will be recorded in the quarter ending March 31, 2001.

          At December 31, 2000, the Company owned 134,500 shares of META Group, Inc.  The fair market value of this investment was $874,000. During the year ended December 31, 2000 the Company has recorded a realized gain of $2,332,000 and net unrealized losses of $2,800,000.   During the year ended December 31, 1999, the Company has recorded net unrealized losses of $2,252,000 with respect to this investment.  During the year ended December 31, 1998, the Company recorded a realized gain of $475,000 and net unrealized gains of $2,917,000 with respect to this investment.

NOTE 8.     Bank Loans

          Short-term bank loans are made under a variety of committed bank lines of credit, which are limited to financing securities eligible for collateralization.   The lines totaled $295 million of which approximately $167 million was unused as of December 31, 2000. This includes Company owned securities and certain customer-owned securities purchased on margin, subject to certain regulatory formulas.  These loans bear interest at fluctuating rates based primarily on the Federal Funds interest rate.  The weighted average interest rates on these loans were 7.0%, 5.5% and 5.3%, at December 31, 2000, 1999 and 1998 respectively.  At December 31, 2000, short-term bank loans were collateralized by Company-owned securities of $126,394,000.

          A note for $2,933,333 is payable in monthly principal payments of $73,333 plus interest.  The interest rate is 1.5% over the 30-day London Interbank Offered Rate (“LIBOR”)(6.5% plus 1.5% on December 31, 2000).  A portion of the proceeds from this note was used to pay off a previous note for $1,489,583.  This note matures on April 1, 2004.

          Future annual principal loan repayment requirements as of December 31, 2000, are as follows:

(In thousands of dollars)
2001	$880
2002	880
2003	880
2004	293
Total	$2,933

NOTE 9.     Obligations under Capitalized Leases

          The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments as of December 31, 2000:

(In thousands of dollars)
2001	$1,613
2002	930
2003	191
2004	47
2005	6
Total minimum lease payments	2,787
Less: amount representing interest	196
Present value of minimum lease payments	$2,591

NOTE 10.   Payables To Others

          Amounts payable to others as of:

(In thousands of dollars)	December 31,	December 31,
	2000	1999
Borrowing under line-of-credit agreements	$14,697	$15,802
Others	2,838	3,811
Total	$17,535	$19,613

NOTE 11.   Subordinated Debt

          The Company has a subordinated debt of $2,000,000 with interest at 8.75% and $4,000,000 with interest at 9.25%.  Interest is paid monthly with the principal amounts due at maturity on December 31, 2002.

          Both loan agreements include restrictive financial covenants.  One of the more significant covenants requires the Company to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required net capital.  The amount of required net capital as of  December 31, 2000 was $250,000.  The amount of net capital as of December 31, 2000 was $37,541,000.

          During March 2000, the Lender exercised their options to purchase 139,895 shares of the Company’s common stock and discharged $1,500,000 of subordinated debt owed by the Company.

NOTE 12.   Stockholders' Equity

          In 2000, the Board of Directors and shareholders approved an amendment to the Company’s Certificate of Incorporation providing for an increase from 10,000,000 to 50,000,000 in the number of authorized shares of Common Stock.

Dividends:
          During 2000, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, and also declared and issued two 5% common stock dividends.

          In January 2001, the Board of Directors declared the regular quarterly cash dividend of $ 0.05 per share payable on February 28, 2001, to shareholders of record on February 14, 2001.

Rights Plan:
          On March 27, 1998, the Board of Directors adopted a Shareholder Rights Plan.  The rights were distributed as a dividend of one right for each share of First Albany Companies Inc. common stock outstanding, with a record date of March 30, 1998.  The Shareholder Rights Plan is intended to deter coercive takeover tactics and strengthen the Company’s ability to deal with an unsolicited takeover proposal.

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

Treasury Stock:
          In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock.  Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time over the next 18 months.  Shares purchased under the program will be held in treasury and used for general corporate purposes.  During 2000, the company repurchased approximately 217,000 shares pursuant to this program.

          In addition, during 2000, the Company repurchased 925,000 shares of common stock, most of which were from many of its former financial consultants, who were transferred to First Union Securities, Inc. The Company consummated the sale of its Private Client Group to First Union Securities, Inc. on August 4, 2000.

Deferred Compensation and Employee Stock Trust:
          The Company has adopted or may hereafter adopt various nonqualified deferred compensation plans (the "Plans") for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company.  Plan participants may elect under the Plans to have the value of their Plans Accounts track the performance of one or more investment benchmarks available under the Plans, including First Albany Companies Common Stock Investment Benchmark, which tracks the performance of First Albany Companies Inc. common stock ("Company Stock").  With respect to the First Albany Companies Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the “Trust”) it has established in connection with meeting its related liability under the Plans.

          Assets of the Trust have been consolidated with those of the Company.  The value of the Company’s stock at the time contributed to the Trust has been classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock.

          The deferred compensation arrangement requires the related liability to be settled by delivery of a fixed number of shares of Company Stock.  Accordingly, the related liability is classified in equity under deferred compensation and changes in the fair market value of the amount owed to the participant in the Plan is not recognized.

NOTE 13.   Income Taxes

          Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable for future years to differences between the financial statement and tax basis of existing assets and liabilities.  The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date.

          Total income tax provision was allocated as follows:

(In thousands of dollars)	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	1999	1998
Income (loss) from continuing operations	$(1,428)	$(3,494)	$186
Income from discontinued operations	299	3,854	2,608
Gain on sale of discontinued operations	16,510
Stockholders’ equity	4,375	2,031
Total income taxes	$19,756	$2,391	$2,794

          The components of income tax expense (benefit) attributable to income from continuing operations are:

(In thousands of dollars)	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	1999	1998
Federal
Current	$3,865	$(1,014)	$(530)
Deferred	(4,721)	(2,085)	396
State and local
Current	1,300	459	192
Deferred	(1,872)	(854)	128
Total income taxes	$(1,428)	$(3,494)	$186

          The expected income tax expense using the federal statutory rate differs from income tax expense pertaining to pretax income from continuing operations as a result of the following:

(In thousands of dollars)	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	1999	1998
Income taxesat federal statutory rate	$(1,483)	$(2,840)	$683
State and local income taxes, net of federal income taxes	(378)	(138)	288
Meals and entertainment	226	197	135
Tax-exempt interest income, net	(581)	(757)	(970)
Life insurance proceeds	(150)
Other non-deductible interest expense	745
Non deductible expenses, other	193	44	50
Total income taxes	$(1,428)	$(3,494)	$186

          The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

(In thousands of dollars)	December 31,	December 31,
	2000	1999
Bad debt reserve	$126	$132
Securities held for investment	(2,782)	(1,812)
Life insurance held for investment	1,102
Fixed assets	4,785	1,053
Deferred compensation	2,446	2,381
Accrued liabilities	316
Other	85	82
Total deferred tax assets	$6,078	$1,836

          The Company has not recorded a valuation allowance for deferred tax assets since it has determined that it is more likely than not that deferred tax assets will be fully realized through a combination of future taxable income and income available in carryback years.

NOTE 14.   Employee Benefit Plans

          The Company maintains a tax deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan) which permits eligible employees to defer a percentage of their compensation.  Company contributions to eligible participants may be made at the discretion of the Board of Directors.  During the years ended December 31, 2000, 1999 and 1998, the Company contributed $348,000, $224,000 and $297,000 respectively, to this plan.

          The Company had also participated in an Employee Stock Bonus Plan (Internal Revenue Code Section 401(a)) which permitted eligible employees to contribute up to 8% of their compensation on an after-tax basis.  Prior to December 31, 1999, the Company  had made matching contributions equal to a percentage of each employee's contributions. The Company made no contribution to the Stock Bonus Plan in 2000, while contributing $961,000 in 1999 and $864,000 in 1998.  Company contributions vest in accordance with the Plan and are tax deferred until withdrawal.  Employee and Company contributions were invested solely in the common stock of First Albany Companies Inc.  The Company terminated the Stock Bonus Plan effective December 31, 1999.  During 2000, the Company received a letter from the Internal Revenue Service determining that the termination of the Stock Bonus Plan does not adversely affect its qualification for federal tax purpose, and distributed substantially all of the assets of the Stock Bonus Plan.

NOTE 15.   Incentive Plans

          In 1989, stockholders approved adoption of the First Albany Companies Inc. 1989 Stock Incentive Plan (the "1989 Plan"), which authorized the award of options to purchase common stock, common stock appreciation rights or the sale of restricted stock.  The Company also terminated the 1982 Plan with the adoption of the 1989 Plan.  As of December 31, 1999 and 1998, the 1989 Plan was authorized to issue 2,366,240 and 2,199,673 shares of the Company’s common stock, respectively.  The 1989 Plan expired in December 1999.  Options previously granted under the 1982 and 1989 Plan remain valid in accordance with the terms of the grant of such options; however, the grant of new options under the 1982 and 1989 Plan ended.  Effective March 26, 1999, the Company established the 1999 Long-Term Incentive Plan (the “1999 Plan”).  The 1999 Plan provides for the award of options to purchase common stock, common stock appreciation rights, and the sale of restricted common stock.  The 1999 Plan authorizes 971,697 shares (adjusted for stock-dividends) of the Company's common stock for issuance to employees of the Company and its subsidiaries and expires December 31, 2009.

          Options granted under the 1989 and 1999 Plans have been granted at not less than the fair market value, vest over a maximum of five years, and expire ten years after the grant date.  There have been no stock appreciation rights granted under the Plans.

          During 2000, 1999 and 1998, 37,810, 135,521, and 39,591, restricted shares, respectively, have been awarded under the Plans at a weighted average grant date fair price of $27.17, $16.92 and $12.77, respectively.  The fair market value of the awards will be amortized over the period in which the restrictions are outstanding.

Option transactions for the three year period ended December 31, 2000, under the Plans were as follows:

	Shares	Weighted Average
	Subject	Exercise
	to Option	Price
Balance at December 31, 1997	1,320,451	$7.43

Options granted	427,843	11.09
Options exercised	(99,043)	7.35
Options terminated	(52,356)	8.56
Balance at December 31, 1998	1,596,895	7.65

Options granted	460,139	10.59
Options exercised	(104,351)	5.84
Options terminated	(121,919)	8.98
Balance at December 31, 1999	1,830,764	7.69

Options granted	690,961	12.81
Options exercised	(446,512)	5.12
Options terminated	(145,682)	13.88
Balance at December 31, 2000	1,929,531	$8.96

There were 369,945 shares available for grants of options at December 31, 2000.

The following table summarizes information about stock options outstanding under the Plans at December 31, 2000:

	Outstanding			Exercisable
Exercise Price		Average Life	Average Exercise		Average Exercise
Range	Shares	(years)	Price	Shares	Price
$2.44 - $2.95	216,693.78		$2.62	216,693	$2.62
$4.42 - $6.29	232,375	2.29	4.56	232,375	4.56
$6.90 - $10.18	900,301	7.29	8.42	439,136	8.17
$10.62 - $15.12	337,208	8.08	11.16	210,462	11.20
$16.08 - $20.87	242,954	9.29	17.74	91,384	16.67
	1,929,531		$8.96	1,190,050	$7.73

          At December 31, 2000, 1,190,050 options with an average exercise price of $7.73 were exercisable; at December 31, 1999, 1,062,668 options with an average exercise price of $6.51 were exercisable; and at December 31, 1998, 774,848 options with an average exercise price of $5.95 were exercisable.

          The Company has elected to follow Accounting Principals Board No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for the stock option plans.   In connection with the sale of the Private Client Group (Note 24), the Company accelerated the vesting in approximately 109,000 options and under APB 25, recognized compensation cost of $1,095,000 and $0 for the years ended December 31, 2000 and 1999, respectively.  Had compensation cost and fair value been determined pursuant to Financial Accounting Standard No. 123 (FAS 123) “Accounting for Stock-Based Compensation”, net income would have decreased from $20.3 million to $19.4 million in 2000, $413 thousand to a loss of $354 thousand in 1999, and $4.3 million to $3.3 million in 1998.  Basic earnings per share would decrease from $2.49 to $2.38 in 2000, and $0.05 to ($0.04) in 1999, and $0.55 to $0.41 in 1998.  Dilutive earnings per share would decrease from $2.49 to $2.38 in 2000, $.05 to ($0.04) in 1999, and $0.50 to $0.38 in 1998.  The initial impact of FASB 123 on pro forma earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year.

          The weighted average fair value of options granted under FAS 123 was $7.75 in 2000, $5.62 in 1999, and $8.12 in 1998.  The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:  dividend yield of 1.71% for 2000, 1.3% for 1999 and 1.5% for 1998; expected volatility of 53.9%, 37.7%, and 66.4%, for 2000, 1999, and 1998, respectively; risk-free interest rates of 5.6% to 6.7%, 5.0% to 5.8% and 5.0%, for 2000, 1999, and 1998, respectively; and expected lives of 6.6, 6.0, and 6.0 years for 2000, 1999, and 1998, respectively.

          In November 2000, the Company started an employee Stock Purchase Plan which allows employees to purchase common stock of the Company, at a 15% discount.  No shares were purchased pursuant to this plan in 2000.

          The Company has various other incentive programs which are offered to eligible employees. These programs consist of cash incentives and deferred bonuses.  Amounts awarded vest over periods ranging from three to ten years.  Costs are amortized over the vesting period and aggregated $5.3 million in 2000, $5.4 million in 1999, $5.9 million in 1998.

NOTE 16.   Commitments and Contingencies

          The Company's headquarters, sales offices, and certain office and communication equipment are leased under noncancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2008. Future minimum annual rentals payable are as follows:

(In thousands of dollars)
2001	$5,066
2002	5,253
2003	4,922
2004	4,770
2005	3,380
Thereafter	6,529
Total	$29,920

          Annual rental expense including utilities for the years ended December 31, 2000, 1999 and 1998 approximated  $6,516,000, $6,573,000, and $6,366,000 respectively.

          In the normal course of business, the Company has been named a defendant or otherwise has possible exposure, in several claims.  Certain of these are class actions that seek unspecified damages which could be substantial.  Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely to result in adverse dispositions.  Although further losses are possible, the opinion of management, based upon the advice of its attorneys and general counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

          As of December 31, 2000, the Company adopted FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  Under FAS 140, the Company is also required to disclose the market value of collateral received under stock borrow and securities purchased under agreements to resell which it has the ability to sell or pledge.

          At December 31, 2000, the approximate market values of collateral received that can be sold or pledged by the Company were:

Sources of collateral
(In thousands of dollars)

Securities purchased under agreement to resell	$60,222
Securities received in securities borrowed, collateralized by cash	277,092
Securities received in customer margin loans	8,113

            At December 31, 2000, the approximate market values of collateral received that were sold or repledged by the Company were:

Uses of collateral
(In thousands of dollars)

Securities loaned, collateralized by cash	$275,130

          The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with security clearing activities, totaling $1,700,000 at December 31, 2000.  The Company also has guaranteed a note payable for $470,000 that is collateralized by certain assets.

NOTE 17.   Net Capital Requirements

          The Corporation is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.  The Corporation has elected to use the alternative method, permitted by the Rule, which requires that the Corporation maintain a minimum net capital equal to 2 percent of aggregate debit balances arising from customer transactions, as defined.  At  December 31, 2000, the Corporation had net capital of $37,541,000 which equaled 307.5% of aggregate debit balances and  $37,291,000 in excess of required minimum net capital.

NOTE 18.   Financial Instruments with Off-Balance-Sheet Risk

          In the normal course of business, the Company’s customer clearing activities involve the execution, settlement and financing of various customer securities transactions.  These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

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

          In addition, the Company has sold securities that it does not currently own and is therefore obligated to purchase such securities at a future date.  The Company has recorded these obligations in the financial statement at the December 31, 2000 market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 2000.

          The Company’s customer securities activities are transacted on either a cash or margin basis.  In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers’ accounts.  In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations.  Such transactions may expose the Company to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur.  In the event a customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations.  The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.  The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customer to deposit additional collateral, or to reduce positions, when necessary.

          The Company’s customer financing and securities settlement activities may require the Company to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned.  In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations.  The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure.  In addition, the Company establishes credit limits for such activities and monitors compliance on a daily basis.

NOTE 19.   Concentrations of Credit Risk

          The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks, and other financial institutions.  In the event counterparties do not fulfill their obligations, the Company may be exposed to risk.  The risk of default depends on the credit worthiness of the counter party or issuer of the instrument.  The Company seeks to control credit risk by following an established credit approval process, monitoring credit limits, and requiring collateral where appropriate.

          The Company purchases debt securities and may have significant positions in its inventory subject to market and credit risk.  In order to control these risks, security positions are monitored on at least a daily basis.  Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold.  The Company reduces its exposure to changes in securities valuation with the use of municipal bond index futures contracts,  (See Note 21) and various U.S. Treasury securities.

NOTE 20.   Fair Value of Financial Instruments

          The financial instruments of the Company are reported on the statement of  financial condition at market or fair value or at carrying amounts that approximate fair values, because of the short maturity of the instruments except for its investment in MTI (Note 6) and its subordinated debt.  The estimated fair value of subordinated debt at December 31, 2000, approximates its carrying value based on current rates available.

NOTE 21.   Derivative Financial Instruments

          The Company does not engage in the proprietary trading of derivative securities with the exception of highly liquid index futures contracts and options.  These index futures contracts and options are used to hedge securities positions in the Company’s inventory.  Gains and losses on these financial instruments are included as revenues from principal transactions.

Trading profits and losses relating to these financial instruments were as follows:

(In thousands of dollars)	Year Ended	Year Ended	Year Ended
	Dec. 31, 2000	Dec. 31,1999	Dec. 31, 1998
Trading profits state and municipal bonds	$4,151	$(1,110)	$4,730
Index futures hedging	(785)	655	(2,172)
Net revenues	$3,366	$(455)	$2,558

          As of December 31, 2000, the contractual or notional amounts related to these financial instruments were as follows:

(In thousands of dollars)	Average Notional or Contract Market Value	Year End Notional or Contract Market Value
Index futures contracts	($5,646)	($5,362)

          As of December 31, 1999, the contractual or notional amounts related to these financial instruments were as follows:

(In thousands of dollars)	Average Notional or Contract Market Value	Year End Notional or Contract Market Value
Index futures contracts	($6,974)	($6,165)

          As of December 31, 1998, the contractual or notional amounts related to these financial instruments were as follows:

(In thousands of dollars)	Average Notional or Contract Market Value	Year End Notional or Contract Market Value
Index futures contracts	($18,253)	($8,347)

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

NOTE 22.   Segment Analysis

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 is effective for fiscal years beginning after December 15, 1997.  SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise’s operating segments in its annual financial statements and selected segment information in interim financial reports.

          The Company’s reportable operating segments are:  Institutional (including Investment Banking, Institutional Sales and Trading, First Albany Asset Management Corporation and FA Technology Ventures Corporation), Investments, Equity in Losses of Affiliates and Discontinued Operations.  The financial policies of the Company’s segments are the same as those described in the “Summary of Significant Accounting Policies.”  The Institutional segment generates revenues from securities transactions (equities and fixed-income securities) with institutional clients along with investment banking activities, which includes managing, co-managing of tax-exempt and corporate securities underwritings and financial advisory services.   This segment also includes trading activity in which the Company buys and maintains inventories of fixed-income products and equities securities (as a “market maker”) for sale to other dealers and to institutional clients.  The Investment segment includes gains and losses associated with the investment portfolio held at the Company.  Discontinued operations is comprised of the Company’s Private Client Group.  The Private Client Group had provided securities brokerage services to individual investors.   Revenues were generated through customer purchase and sale of various securities:  equity, taxable and non-taxable fixed income, mutual funds and various other investment products and services.

          Equity in loss of affiliates includes revenue relating to the Company’s investment in Mechanical Technology Incorporated (MTI) which is recorded under the equity method (see Note 7).  Pre-tax net loss relating to MTI was ($6,202,000), ($3,629,000) and ($1,488,000) for the years ended December 31, 2000, 1999 and 1998, respectively.

          Intersegment revenues and expenses are eliminated between segments.  Interest revenues and interest expenses are reviewed primarily on a net basis (Net Interest Revenues) and are shown as such.  The Company evaluates the performance of its segments  and allocates resources to them based upon long-term margin opportunities, which are consistent with the growth strategy of the Company.  Asset information by reportable segments is not reported since the Company does not produce such information internally for the reportable segments.  All assets are located in the United States.

          Information concerning operations in these segments is as follows:

For years ended (in thousands of dollars)	December 31, 2000	December 31, 1999	December 31, 1998

Revenues (excluding interest income):

Institutional	$114,577	$100,204	$90,739
Investments	(669)	(1,749)	3,391
Continued operations	113,908	98,455	94,130
Discontinued operations	61,673	92,321	85,227
Total	$175,581	$190,776	$179,357

Net Interest Revenues:

Institutional	$6,715	$5,542	$5,210
Continued operations	6,715	5,542	5,210
Discontinued operations	2,602	4,078	3,541
Total	$9,317	$9,620	$8,751

Net Revenues:

Institutional	$121,292	$105,746	$95,949
Investments	(669)	(1,749)	3,391
Continued operations	120,623	103,997	99,340
Discontinued operations	64,275	96,399	88,768
Total	$184,898	$200,396	$188,108

Pre-Tax Income:

Institutional	$2,510	$(2,976)	$105
Investments	(669)	(1,749)	3,391
Equity in Losses of affiliates	(6,202)	(3,629)	(1,488)
Continued operations	(4,361)	(8,354)	2,008
Discontinued operations	721	9,127	5,124
Sale of discontinued operations	39,309
Total	$35,669	$773	$7,132

NOTE 23.   New Accounting Standards

          In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, “ which defers the effective date of  (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities”  to all fiscal quarters of all fiscal years beginning after June 15, 2000.  SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities.  It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value.  The Company will adopt SFAS No. 133 as of January 1, 2001.  Upon adoption of SFAS No. 133, the Company will be required to record any unrealized gains or losses on the fair value of its investments in derivatives in its results of operations and will record a cumulative adjustment to reflect the impact of adopting this accounting standard.  Adoption of SFAS No. 133 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 24.   Discontinued Operations

          On May 9, 2000, the Company announced that it signed an agreement for the sale of the assets of its Private Client Group, its retail brokerage branch network, to First Union Securities, a subsidiary of First Union Corp.  The transaction closed on August 4, 2000.  The amount received was approximately $87 million plus certain assets purchased for $6 million less certain liabilities assumed for approximately ($6) million and less the assumption of certain long term deferred compensation plans totaling about ($17) million.  In addition, the Company and First Union Securities agreed to jointly enhance the Financial Consultant retention program.  The Company's contribution to this plan was approximately ($8) million.  Finally, all customer assets and liabilities associated with this business were transferred to First Union Securities.

          Included in the condensed consolidated statement of operations under the caption "Gain on Sale of Discontinued Operations Net of Taxes", was an after tax gain from the sale of the Private Client Group of $37.2 million, and a one-time charge of $14.4 million related to the divestiture of the Private Client Group.  The one-time charge consisted of a cash charge of $5.5 million and an asset valuation charge of $8.9 million.  The cash charge consisted predominately of compensation related charges associated with the completion of the divestiture and the asset valuation charge consisted primarily of the impairment of future lease space and fixed assets, related to the divestiture of the Private Client Group.

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

          Components of amounts reflected in condensed consolidated statement of financial condition and condensed consolidated statement of operations are presented in the following tables:

Income Statement Data - Discontinued Operations:

(In thousands of dollars)	Years Ended
	December 31,	December 31,	December 31,
	2000	1999	1998
Net revenues	$64,275	$96,399	$88,768
Expenses	63,554	87,272	83,644
Income before income taxes	721	9,127	5,124
Income tax expense	299	3,854	2,608
Income from discontinued operations, net of taxes	$422	$5,273	$2,516

          A portion of the company’s net interest income has been allocated to discontinued operations based primarily on the margin borrowings of the Private Client Group clients, net of an allocation of cost of funds relating to these margin borrowings.

SUPPLEMENTARY DATA
SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands of dollars, except per share data)
Quarters Ended

2000 - Calendar Year	Mar. 31	June 30	Sep. 30	Dec. 31
Total revenues	$50,783	$44,594	$48,579	$49,872
Interest expense	17,181	19,385	21,145	15,494
Net revenues	33,602	25,209	27,434	34,378
Total expenses (excluding interest)	31,472	26,044	28,655	32,611
Operating income (loss)	2,130	(835)	(1,221)	1,767
Equity in loss of affiliates	(597)	(1,365)	(1,679)	(2,562)
Income before income taxes	1,533	(2,200)	(2,900)	(795)
Income tax expense (benefit)	657	(838)	(926)	(321)
Income from continuing operations	876	(1,362)	(1,974)	(474)
Income from discontinued operations (net of taxes)	2,187	275	(2,040)
Gain on sale of discontinued operations (net of taxes)			22,799
Net income (loss)	$3,063	$(1,087)	$18,785	$(474)
Net income per commonand common equivalent share:

Basic:
Continuing operations	$0.11	$(0.16)	$(0.25)	$(0.06)
Discontinued operations	0.27	0.03	(0.26)
Gain on sale of discontinued operations			2.87
Net income (loss)	$0.38	$(0.13)	$2.36	$(0.06)
Dilutive:
Continuing operation	$0.09	$(0.16)	$(0.25)	$(0.06)
Discontinued operations	0.22	0.03	(0.26)
Income on sale of discontinued operations			2.87
Net income (loss)	$0.31	$(0.13)	$2.36	$(0.06)

          All per share figures have been restated for common stock dividends paid.  The sum of the quarter earnings per share amount does not always equal the full fiscal year’s amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

SUPPLEMENTARY DATA
SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands of dollars, except per share data)
Quarters Ended

1999 - Calendar Year	Mar. 31	June 30	Sep. 30	Dec. 31
Total revenues	$30,859	$37,457	$41,069	$46,158
Interest expense	9,252	12,259	14,666	15,369
Net revenues	21,607	25,198	26,403	30,789
Total expenses (excluding interest)	24,679	26,117	26,527	31,399
Operating income (loss)	(3,072)	(919)	(124)	(610)
Equity in loss of affiliates	(544)	(872)	(1,397)	(816)
Income before income taxes	(3,616)	(1,791)	(1,521)	(1,426)
Income tax benefit	(1,351)	(741)	(550)	(852)
Income from continuing operations	(2,265)	(1,050)	(971)	(574)
Income from discontinued operations (net of taxes)	1,468	1,867	541	1,397
Net income (loss)	$(797)	$817	$(430)	$823

Net income per common and common equivalent share:

Basic
Continuing operation	$(0.28)	$(0.13)	$(0.12)	$(0.07)
Discontinued operations	0.18	0.23	0.07	0.17
Net income (loss)	$(0.10)	$0.10	$(0.05)	$0.10
Dilutive
Continuing operations	$(0.28)	$(0.13)	$(0.12)	$(0.07)
Discontinued operations	0.18	0.23	0.07	0.17
Net income(loss)	$(0.10)	$0.10	$(0.05)	$0.10

          All per share figures have been restated for common stock dividends paid.  The sum of the quarter earnings per share amount does not always equal the full fiscal year’s amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Except as set forth below, the information required by this item will be contained under the caption "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 22, 2001.  Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be contained under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 22, 2001.  Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 22, 2001.  Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 22, 2001.  Such information is incorporated herein by reference.

Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) (1)	The following financial statements are included in Part II, Item 8:

Report of Independent Accountants

Financial Statements:

Consolidated Statements of Income For the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Financial Condition as of December 31, 2000 and 1999

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

(a) (2)	The following financial statement schedule for the periods 2000, 1999 and 1998 are submitted herewith:

Schedule II-Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3)	Exhibits included herein:

Exhibit
Number                       Description

3.1	Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No. 3.1 to Registration Statement No. 33-1353).
3.1a	Amendment to Certificate of Incorporation of First Albany Companies Inc. (as filed as Exhibit No. (3) (i) to Form 10-Q for the quarter ended June 26, 1998).
3.1b	Amendment to Certificate of Incorporation of First Albany Companies Inc. (Filed as Appendix B to Proxy Statement on Schedule 14A dated May 2, 2000).
3.2	By laws of First Albany Companies Inc. (filed as Exhibit No. 3.2 to Registration Statement No. 33-1353).
3.2a	By laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2a to Form 10-K for the fiscal year ended September 24, 1993).
3.2b	By laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2b to Form 10-K for the calendar year ended December 31, 1996).
3.2c	By laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2c to Form 10-K for the calendar year ended December 31, 1997).
3.2d	By laws of First Albany Companies Inc., as amended (as filed as Exhibit (3) (ii) to Form 10-Q for the quarter ended June 26, 1998).
4.	Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353).
10.6	Deferred Profit Sharing Plan of First Albany Corporation effective October 1, 1982, as amended by shareholder vote dated January 19, 1987(filed as Exhibit 10.6 to Form 10-K for the fiscal year ended September 30, 1986).
10.6b	First Albany Corporation Employees’ Retirement and Savings Plan (formerly the Deferred Profit Sharing Plan of First Albany Corporation) amended and effective January 1, 2000, filed as exhibit herewith.
10.12	First Albany Companies Inc. 1989 Stock Incentive Plan effective February 27, 1989, as approved by shareholder vote dated February 27, 1989(filed as Exhibit 10.12 to Form 10-K for the fiscal year ended September 30, 1989).
10.12a	First Albany Companies Inc. 1989 Stock Incentive Plan, as amended effective May 20, 1999 (filed as Registration Statement 333-78877 dated May 20, 1999).
10.16	The First Albany Companies Inc. Restricted Stock Plan as adopted by the Company on April 27, 1992(filed as Exhibit 10.16 to Form 10-K for the fiscal year ended September 25, 1992).
10.20	Subordinated Loan Agreement dated September 16, 1996, between First Albany Companies Inc. and Sharon M. Duker. (Filed as Exhibit 10.20 to Form 10K for calendar year ended December 31, 1996).
10.20a	Subordinated Loan Agreement between First Albany Companies Inc. and Sharon M. Duker as amended effective December 23, 1997 (filed as Exhibit 10.20a to Form 10-K for calendar year ended December 31, 1997).
10.21	Master Equipment Lease Agreement dated September 25, 1996, between First Albany Companies Inc. and KeyCorp Leasing Ltd. (Filed as Exhibit 10.21 to Form 10K for calendar year ended December 31, 1996).
10.23	Subordinated Loan Agreement dated December 23, 1997 between First Albany Companies Inc. and Sharon M. Duker (filed as Exhibit 10.23 to Form 10K for calendar year ended December 31, 1997).
10.25	First Albany Companies Inc. 1999 Long-Term Incentive Plan, effective March 26, 1999 (filed as Appendix A to Proxy Statement on Schedule 14A dated May 20, 1999).
10.26	Agreements to Sell First Albany Corporation’s Retail Branch Network and Correspondent Clearing Business dated May 8, 2000 between First Albany Companies Inc., First Albany Corporation and First Union Securities, Inc. (Filed as exhibit 10.26 to form 10Q for quarter ended March 31, 2000)
10.27	First Albany Companies Inc. Deferred Compensation Plan for Key Employees (filed as registration No. 333-37640 (Form S-8) dated May 23, 2000).
10.28	First Albany Companies Inc. 2000 Employee Stock Purchase Plan (filed as Appendix A to Proxy Statement on Schedule 14A dated May 2, 2000)
10.29	Put and Call Agreement dated as of December 27, 2000 between the First Albany Companies Inc., Mechanical Technology Incorporated and KeyBank filed as exhibit herewith.
10.30	Bridge promissory Note in the amount of $5 million , dated as of December 27, 2000 between First Albany Companies Inc. and Mechanical Technology Incorporated , filed as exhibit herewith.
10.31	Put Promissory Note in the amount of $945,000, dated as of December 27, 2000, between the First Albany Companies Inc. and Mechanical Technology Incorporated, filed as exhibit herewith.
10.32	Stock Pledge Agreement, dated as of December 27, 2000, by First Albany Companies Inc. and Mechanical Technology Incorporated, pledging 1,000,000 shares of Plug Power Stock in support of the $5 million Bridge Promissory Note, filed as exhibit herewith.
10.33	Stock Pledge Agreement, dated as of December 27, 2000, by First Albany Companies Inc. and Mechanical Technology Incorporated, pledging 200,000 shares of Plug Power Stock in support of the $945,000 Put Promissory Note, filed as exhibit herewith.
10.34	Sublease dated January 1999, between First Albany Companies Inc., as Sublandlord and Connectech, LLC d/b/a Telx, as Subtenant for office facilities at 17 State Street, New York, New York filed as exhibit herewith.
10.35	Sublease dated August 2000, between First Albany Companies Inc. as Sublandlord and First Union Securities, Inc., as Subtenant for office facilities at One Penn Plaza, New York, New York, filed as exhibit herewith.
11	Computation of per share earnings.
21	List of Subsidiaries of First Albany Companies Inc.
23	Consent of PricewaterhouseCoopers L.L.P.
(b)	Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.
(c)	Exhibits: The exhibits to this report are listed in section (a)(3) of Item 14 above.
(d)(2)	Financial Statement Schedules: The financial statement schedule filed with this report is listed in section (a)(2) of Item 14 above.
(d)(1)	Separate Financial Statements of Fifty Percent or Less Owned Persons

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                    Item 8

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Accountants	F2

Consolidated Financial Statements:

Balance Sheets as of September 30, 2000 and 1999	F3 - F4

Statements of Operations for the Years Ended:

September 30, 2000, 1999 and 1998	F5

Statements of Shareholders' Equity for the Years Ended:

September 30, 2000, 1999 and 1998	F6

Statements of Cash Flows for the Years Ended:

September 30, 2000, 1999 and 1998	F7 – F8

Notes to Consolidated Financial Statement	F9 – F42

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mechanical Technology Incorporated and Subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers L.L.P.

Albany, New York

October 27, 2000,

except for Notes

8, 11, and 17 for

which the date is

December 27, 2000

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2000 and 1999

	(Dollars in thousands)
	2000	1999
Assets
Current Assets:
Cash and cash equivalents	$1,552	$5,870
Investments in marketable debt securities	-	7,876
Accounts receivable, less allowances of $0 in 2000 and $113 in 1999	693	3,852
Other receivables - related parties	-	105
Inventories	1,193	3,752
Notes receivable - current	344	329
Deferred income taxes	979	-
Prepaid expenses and other current assets	331	265
Taxes receivable	-	10

Total Current Assets	5,092	22,059

Restricted cash equivalents (Note 11)	1,142	-
Property, plant and equipment, net	529	827
Notes receivable - noncurrent, less allowance of $660 in 2000 and $0 in 1999	97	184
Investments, at equity	64,356	8,710
Investments, at cost	6,050	-
Total Assets	$77,266	$31,780

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

September 30, 2000 and 1999

	(Dollars in thousands)
	2000	1999
Liabilities and Shareholders' Equity
Current Liabilities:
Line of credit (Note 11)	$27,000	$-
Accounts payable	283	614
Accrued liabilities	1,853	2,243
Accrued liabilities - related parties	9	-
Income taxes payable	9	-
Net liabilities of discontinued operations	231	540
Total Current Liabilities	29,385	3,397
Long-Term Liabilities:
Deferred income taxes and other credits	2,852	597
Total Liabilities	32,237	3,994
Commitments and Contingencies
Shareholders' Equity
Common stock, par value $1 per share, authorized 50,000,000; issued 35,437,285 in 2000 and 34,949,877 in 1999	35,437	34,947
Paid-in-capital	54,790	19,457
Accumulated deficit	(45,169)	(26,573)
	45,058	27,831
Accumulated Other Comprehensive Loss:
Unrealized loss on available for sale securities, net	-	(5)
Foreign currency translation adjustment	-	(11)
Accumulated Other Comprehensive Loss	-	(16)

Common stock in treasury, at cost, 20,250 shares in 2000 and 1999	(29)	(29)
Total Shareholders' Equity	45,029	27,786

Total Liabilities and Shareholders' Equity	$77,266	$31,780

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2000, 1999 and 1998

(Dollars in thousands, except per share)

	2000	1999	1998
Net sales	$5,547	$12,885	$21,028
Cost of sales	2,576	8,239	12,386
Gross profit	2,971	4,646	8,642
Selling, general and administrative expenses	4,864	4,949	5,812
Product development and research costs	2,034	1,105	831
Operating (loss) income	(3,927)	(1,408)	1,999
Interest expense	(1,943)	(106)	(102)
Gain on sale of subsidiary	1,262	-	-
Other (expense) income, net	(309)	185	(97)

(Loss) income from continuing operations before income taxes and equity in investee losses	(4,917)	(1,329)	1,800
Income tax (benefit) expense	(1,927)	37	25
Equity in investee losses (net of tax benefit of $10,219 in 2000 and $0 in 1999 and 1998)	(15,849)	(9,363)	(3,806)
Loss from continuing operations	(18,839)	(10,729)	(2,031)
Income (loss) from discontinued operations (net of taxes of $157 in 2000 and $0 in 1999 and 1998)	243	41	(2,285)
Net loss	$(18,596)	$(10,688)	$(4,316)
Earnings (loss) per share (Basic and Diluted):
Loss from continuing operations	$(.54)	$(.31)	$(.07)
Income (loss) from discontinued operations	.01	-	(.08)
Net loss	$(.53)	$(.31)	$(.15)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended September 30, 2000, 1999 and 1998

(Dollars in thousands)

COMMON STOCK	2000	1999	1998
Balance, October 1 (1998 balance as previously reported)	$34,947	$32,325	$8,864
Three-for-one common stock split effected in the form of a 200% stock dividend effective April 3, 2000	-	-	17,728
Issuance of shares - options	490	168	351
Issuance of shares	-	2,454	5,382
Balance, September 30	$35,437	$34,947	$32,325
PAID-IN-CAPITAL
Balance October 1 (1998 balance as previously reported)	$19,457	$(5,276)	$10,968
Three-for-one common stock split effected in the form of a 200% stock dividend effective April 3, 2000	-	-	(17,728)
Issuance of shares - options	(3)	1	(126)
Issuance of shares	-	10,190	1,610
Plug Power investment, net of deferred taxes	29,252	14,487	-
SatCon investment, net of deferred taxes	872	-	-
Warrants issued, net of deferred taxes	2,207	-	-
Compensatory stock options, net of deferred taxes	1,199	55	-
Stock option exercises recognized differently for financial reporting and tax purposes	1,806	-	-
Balance, September 30	$54,790	$19,457	$(5,276)
DEFICIT
Balance, October 1	$(26,573)	$(15,885)	$(11,569)
Net loss	(18,596)	(10,688)	(4,316)
Balance, September 30	$(45,169)	$(26,573)	$(15,885)
UNREALIZED LOSS ON AVAILABLE FOR SALE SECURITIES, NET
Balance, October 1	$(5)	$-	$-
Unrealized loss on available for sale securities, net	5	(5)	-
Balance, September 30	$-	$(5)	$-
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance, October 1	$(11)	$(11)	$(19)
Adjustments	11	-	8
Balance, September 30	$-	$(11)	$(11)
TREASURY STOCK
Balance, October 1	$(29)	$(29)	$(29)
Balance, September 30	$(29)	$(29)	$(29)
RESTRICTED STOCK GRANTS
Balance, October 1	$-	$-	$(2)
Grants issued/vested, net	-	-	2
Balance, September 30	$-	$-	$-
SHAREH0LDERS' EQUITY
September 30	$45,029	$27,786	$11,124
OTHER COMPREHENSIVE (LOSS) INCOME:
Net loss	$(18,596)	$(10,688)	$(4,316)
Other comprehensive (loss) income:
Foreign currency translation adjustment	11	-	8
Unrealized loss on available for sale securities	5	(5)	-
Total comprehensive loss	$(18,580)	$(10,693)	$(4,308)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended September 30, 2000, 1999 and 1998

(Dollars in thousands)

OPERATING ACTIVITIES	2000	1999	1998
Loss from continuing operations	$(18,839)	$(10,729)	$(2,031)
Adjustments to reconcile net (loss) income to net cash provided (used) by continuing operations:
Depreciation and amortization	264	581	323
Gain on sale of subsidiaries	(1,262)	-	-
Equity in losses of equity investees, gross	26,068	9,363	3,806
Allowance for bad debts	636	14	5
Loss on sale of fixed assets	20	28	9
Deferred income taxes and other credits	(12,152)	(10)	13
Stock based compensation	547	55	-
Changes in operating assets and liabilities net of effects from discontinued operations:
Accounts receivable	887	1,093	(1,069)
Other receivables - related parties	105	(18)	-
Inventories	(343)	(4)	(362)
Prepaid expenses and other current assets	(76)	(174)	(346)
Accounts payable	311	(1,450)	788
Income taxes	19	(7)	(76)
Accrued liabilities - related parties	9	-	-
Accrued liabilities	(127)	(1,085)	(519)
Net cash (used) provided by continuing operations	(3,933)	(2,343)	541
Discontinued Operations:
Income(loss) from discontinued operations	243	41	(2,285)
Deferred income taxes and other credits	157	-	-
Changes in net liabilities/assets of discontinued operations	(309)	548	2,300
Net cash provided by discontinued operations	91	589	15
Net cash (used) provided by operations	(3,842)	(1,754)	556
INVESTING ACTIVITIES
Purchases of property, plant & equipment	(286)	(2,738)	(3,166)
Purchase of stock in Plug Power	(20,500)	(6,000)	-
Purchase of stock in SatCon	(7,070)	-	-
Purchase of stock in Beacon Power	(6,050)	-	-
Proceeds from sale of subsidiary, net	23	-	-
Change in restricted cash equivalents, net	(1,142)	-	-
Investment in marketable debt securities	(2,000)	(7,881)	-
Proceeds from sale of marketable debt securities	9,881	-	-
Note receivable - other	(660)	-	-
Principal payments from note receivable	72	78	59
Notes receivable Plug Power	-	-	(500)
Net cash used by investing activities	(27,732)	(16,541)	(3,607)
FINANCING ACTIVITIES
Borrowings under IDA financing, less restricted cash	-	5,858	-
Proceeds from stock option exercises	489	153	225
Proceeds from rights offering	-	12,820	7,178
Costs of rights offering	-	(158)	(186)
Debt issue costs	(233)	(75)	(28)
Payments under line-of-credit	(5,500)	-	-
Borrowings under line-of-credit	32,500	-	-
Net cash provided by financing activities	27,256	18,598	7,189
Effect of exchange rate on cash	-	-	8
(Decrease) increase in cash and cash equivalents	(4,318)	303	4,146
Cash and cash equivalents - beginning of year	5,870	5,567	1,421
Cash and cash equivalents - end of year	$1,552	$5,870	$5,567

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For The Years Ended September 30, 2000, 1999 and 1998

(Dollars in thousands)

	2000	1999	1998
Non-cash Investing and Financing Activities:

Acquired stock of Plug Power in exchange for net assets contributed	$-	$367	$5,000

Additional investment and paid-in-capital resulting from other investors' investments in Plug Power	42,310	14,487	-

Acquired stock of SatCon Technology Corporation in exchange for net assets of Ling Electronics, Inc. and subsidiaries	6,738	-	-

Additional investment and paid-in-capital resulting from warrant issuance to SatCon Technology Corporation	3,678	-	-

Additional investment and paid-in-capital resulting from other investors' investments in SatCon Technology Corporation	1,418	-	-

Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	1,806	-	-

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The equity method of accounting is used for investments in entities over which the Company has significant influence, generally this represents common stock ownership or partnership equity of at least 20% and not more than 50%, or where the Company has the ability to exercise significant influence over operating and financial policies of the investees. All significant intercompany transactions are eliminated in consolidation.

Under the equity method of accounting, the Company recognizes its proportionate share of income or loss of investees. Investee losses are generally recognized only to the extent of investments. Changes in equity of investees, other than income or loss, which change the Company's proportionate interest in the underlying equity of investees, are generally accounted for as changes in investment and additional paid-in-capital. Non-monetary contributions to equity investees are recorded at book value, and if the Company's calculated share of net assets of investees exceeds the book value of non-monetary contributions, the difference is accounted for as a basis difference. Original differences between the Company's carrying amount of an equity investment and its calculated share of net assets of investees is treated as an embedded difference if the Company's carrying amount is higher, or as a basis difference if lower. Embedded differences are amortized into net income (loss) from investees generally over a five-year period while basis differences are generally not amortized due to the research and development nature of investees. Upon an equity investee's initial public offering, basis differences are eliminated in connection with the change in equity. Impairment is measured in accordance with the Company's Asset Impairment Policy.

On October 21, 1999, Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") was sold and is therefore not included in the consolidation after that date. Further, the Company acquired an equity interest in SatCon Technology Corporation as of October 21, 1999.

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

Financial Instruments

The fair value of the Company's financial instruments, including cash and cash equivalents, investments and line-of-credit, approximates carrying value. Fair values were estimated based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost and depreciated using primarily the straight-line method over their estimated useful lives:

Leasehold improvements	10 years
Machinery and equipment	2 to 10 years
Office furniture, equipment and fixtures	2 to 10 years

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

Revenue Recognition

Sales of products are recognized when products are shipped to customers or distributors. Sales of products under long-term contracts are recognized under the percentage-of-completion method. Percentage-of-completion is based on the ratio of incurred costs to current estimated total costs at completion. Total contract losses are charged to operations during the period such losses are estimable.

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from the translation of the foreign subsidiary's balance sheet are accumulated in a separate component of shareholders' equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.

Investments in Marketable Securities

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale along with any investments in mutual funds. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders' equity. The Company has had no investments that qualify as trading or held to maturity.

The amortized cost of marketable debt securities is adjusted for accretion of discounts to maturity. Such accretion as well as interest are included in interest income. Realized gains and losses are included in "Other (expense) income, net" in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.

The Company's investments in marketable securities are diversified among high-credit quality securities in accordance with the Company's investment policy.

Net Loss per Basic and Diluted Common Share

The Company reports net loss per basic and diluted common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for computing and presenting loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution, if any, which could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company.

Stock Based Compensation

Pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees," for stock-based compensation issued to employees and to adopt the disclosure provisions of SFAS No. 123. The Company will follow the accounting provisions of SFAS No. 123 for stock-based compensation issued to consultants and record a charge to earnings for fair value of options granted.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was approximately $44, $102 and $83 thousand in 2000, 1999 and 1998, respectively.

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

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash equivalents, investments in marketable securities, trade accounts receivable and unbilled contract costs.

The Company's trade accounts receivable and unbilled contract costs and fees are primarily from sales to commercial customers and U.S. government agencies. The Company does not require collateral and has not historically experienced significant credit losses related to receivables or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

The Company deposits its cash and invests in short-term investments and marketable securities primarily through one regional commercial bank and an investment company.

Credit exposure to any one entity is limited by Company policy.

Research and Development Costs

The Company expenses research and development costs as incurred.

Comprehensive Loss

Comprehensive loss includes net loss, as well as changes in stockholders' equity, other than those resulting from investments by shareholders (i.e., issuance or repurchase of common shares and dividends).

Effect of Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company will adopt SFAS No. 133 as of October 1, 2000. Upon adoption of SFAS No. 133, the Company will be required to record any unrealized gains or losses on the fair value of its investments in derivatives in its results of operations and will record a cumulative adjustment to reflect the impact of adopting this accounting standard. Adoption of SFAS No. 133 is expected to have a material impact on the Company's consolidated financial position and results of operations but not cash flows. The Company holds warrants to purchase common stock of Beacon Power Corporation and SatCon Technology Corporation. The cumulative adjustment impact, upon adoption, is currently estimated to be a gain of approximately $9.99 million and be reported in the Company's statements of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This bulletin, as amended, established guidelines for revenue recognition and is effective for fiscal 2001. The Company does not expect that the adoption of the guidance required by SAB No. 101 will have a material impact on its financial condition or results of operations.

Reclassification and Retroactive Adjustments

Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation. The financial statements for all prior periods have been retroactively adjusted to reflect stock splits for common stock issued and options and warrants outstanding (See Note 12).

2. Investments in Marketable Debt Securities

The following is a summary of the investments in marketable debt securities classified as current assets at September 30:

(Dollars in thousands)	2000	1999
Available for sale securities:
Corporate debt securities
Fair value	$-	$7,876
Amortized cost	$-	$7,881
Unrealized loss	$-	$(5)

The difference between the amortized cost of available for sale securities and their fair market value results in unrealized gains and losses, which are recorded as a separate component of stockholders' equity. Gross realized gains and losses on sales of available for sale securities were immaterial in 2000 and 1999.

The estimated fair value of available for sale securities by contractual maturity at September 30 is as follows:

(Dollars in thousands)	2000	1999
Due in one year or less	$-	$4,916
Due after one year through three years	-	-
Due after three years	-	2,960
	$-	$7,876

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

3. Long-Term Contracts Receivable

Included in accounts receivable are the following at September 30:

(Dollars in thousands)	2000	1999
U.S. Government:	$-	$43
Amount billed and billable
Retainage	-	-
Commercial Customers:	-	1,673
Amounts billed and billable
Retainage	-	312
	$-	$2,028

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

4. Inventories

Inventories consist of the following at September 30:
(Dollars in thousands)	2000	1999
Finished goods	$150	$73
Work in process	249	916
Raw materials, components and assemblies	794	2,763
	$1,193	$3,752

5. Property, Plant and Equipment

Property, plant and equipment consists of the following at September 30:

(Dollars in thousands)	2000	1999
Leasehold improvements	$72	$496
Machinery and equipment	1,417	3,686
Office furniture and fixtures	72	621
	1,561	4,803
Less accumulated depreciation	1,032	3,976
	$529	$827

Depreciation expense was $169, $489 and $317 thousand for 2000, 1999 and 1998, respectively. Repairs and maintenance expense was $52, $166 and $177 thousand for 2000, 1999 and 1998, respectively.

(6) Notes Receivable

Notes receivable consists of the following at September 30:

(Dollars in thousands)	2000	1999
Notes receivable with interest at prime (9.5% at September 30, 2000), interest and principal due May 18, 2005	$660	$-

Notes receivable with an interest rate of 10%, interest and principal due September 30, 1998 (A)	250	250

Notes receivable with an interest rate of 10%, due in monthly installments through September 30, 2002	191	263
	1,101	513
Less: Current portion	(344)	(329)
Less: Allowance for bad debt	(660)	-
	$97	$184

(A) The principal amount of this note may be reduced in accordance with the terms of the note in the event of a sale of the fixed assets. The purchaser has requested that the principal amount of the note be reduced to reflect the resale value of certain assets of the L.A.B. Division, which was sold on September 30, 1997. The Company is enforcing its rights with respect to the note and is currently litigating for the collection of this note.

7. Investments, at Equity

At September 30, 2000, the principal components of investments in equity investees are the following:

	Calculated
	Market Value			Description
Investment	per Nasdaq	Ownership	Shares	of Business
Plug Power Inc.	$510.5 million	31.4%	13,704,315	A leading U.S. designer and developer of on-site, electricity generation systems utilizing proton exchange membrane fuel cells for residential applications.

SatCon Technology Corporation	$64.4 million	13.2%	1,800,000	Designer, developer and manufacturer of high-efficiency, high-reliability and long-lived power and energy management products to serve the distributed power generation and power quality markets.

Plug Power Inc.

The following is a roll forward of the Company's investment in Plug Power at September 30:

(Dollars in thousands)	2000	1999	1998
Investment balance, October 1	$8,710	$1,221	$27
Share of Plug Power losses	(23,148)	(9,363)	(3,806)
Equity adjustment for share of third-party investments in Plug Power which increased equity	4,364	14,485	-
Capital contribution - cash	20,500	2,000	-
Capital commitment - cash	-	-	4,000
Capital contribution - notes receivable	-	-	500
Capital contribution - accounts Receivable	-	-	500
Company's contribution of campus, at book value	-	367	-
Company's contribution of below market lease, at book value	-	-	-
Company's contribution of research credits, at book value	-	-	-
Equity adjustment for share of pre-IPO, IPO and over-allotment third-party investments in Plug Power	37,946	-	-
Investment balance, September 30	$48,372	$8,710	$1,221

The difference between the carrying value of the Company's investment in Plug Power and its interest in the underlying equity consists of the following at September 30:

(Dollars in thousands)	2000	1999
Calculated ownership (31.4% in 2000 and 40.65% in 1999)	$48,372	$12,704
Unrecognized basis difference	-	(3,994)
Carrying value of investment in Plug Power	$48,372	$8,710

Summarized below is financial information for Plug Power whose fiscal year ends December 31.

	9 Months Ended		Year Ended
(Dollars in thousands)	Sept. 30, 2000	Sept. 30, 1999	Dec. 31, 1999	Dec. 31, 1998

Current assets	$112,897	$12,024	$177,413	$5,293
Noncurrent assets	57,100	31,522	38,712	2,800
Current liabilities	9,618	6,291	8,202	2,601
Noncurrent liabilities	6,303	6,002	6,517	-
Stockholders' equity	154,076	31,253	201,407	5,493
Gross revenue	6,898	6,702	11,000	6,541
Gross profit	(3,534)	(3,148)	(4,497)	(2,323)
Net loss	(63,929)	(24,867)	(33,469)	(9,616)

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co., formed a joint venture, Plug Power LLC ("Plug Power") to further develop the Company's Proton Exchange Membrane ("PEM") Fuel Cell technology. In exchange for its contribution of employees, contracts, intellectual property and certain other net assets that had comprised the fuel cell research and development business activity of the Technology segment (the assets of which had a net book value of $357 thousand), the Company received a 50% interest in Plug Power. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in Plug Power. The Company's investment in Plug Power is included in the balance sheet caption "Investments, at equity".

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

As of March 25, 1999, the Company and Plug Power exchanged the foregoing options and certain "research credits" (described below) for $2.25 million Plug Power membership interests. The Company earned the research credits by assisting Plug Power in securing the award of certain government grants and research contracts during the period June 1997 through April 1999.

In August 1998, the Company committed to contribute an additional $5 million (in cash, accounts receivable and research credits) to Plug Power between August 5, 1998 and March 31, 1999 and recorded a liability representing this obligation. During the period from September 1998 to February 1999, the Company fully funded this commitment by contributing $4 million cash and converting $.5 million of accounts receivable and $.5 million of notes receivable.

During April 1999, the Company and EDC amended and restated the Plug Power Mandatory Capital Contribution Agreement. The agreement, which was effective as of January 26, 1999, stated that, in the event Plug Power determined that it required funds at any time through December 31, 2000, Plug Power had the right to call upon the Company and EDC to each make capital contributions as follows:

•	The Company and EDC would each fund capital calls of up to $7.5 million in 1999 and $15 million in 2000 ("Capital Commitment").
•	In exchange for such capital contributions to Plug Power, the Company and EDC would receive class A membership interests ("Shares") from Plug Power at $7.50 per share.
•	The Company and EDC would share the Capital Commitment equally.
•	Plug Power's Board of Managers would determine when there is need for such capital contributions.
•	The Company and EDC would have sixty (60) days from the date of such authorization to tender their payment to Plug Power.

The agreement was scheduled to terminate on December 31, 2000 or the date of an initial public offering of shares by Plug Power at a per share price of greater than $7.50 per share ("Termination Date").

In exchange for the Capital Commitment, Plug Power agreed to permit the Company and EDC to make capital contributions to the extent of their Capital Commitment on the Termination Date, whether or not such funds have been called, in exchange for shares at the fixed price of $7.50 per share.

In June 1999, the Company and Plug Power entered into an agreement for the sale of the Company's campus and adjacent residence, including all land and buildings, to Plug Power in exchange for 704,315 Class A membership interests and the assumption of approximately $6 million in debt by Plug Power. The sale of the Company's facility and the transfer of the $6 million IDR bonds to Plug Power were effective as of July 1, 1999 with no gain or loss recognized.

In August 1999, the Company committed to purchase 3 million shares of Plug Power if the public offering price of Plug Power's stock was greater than $7.50 per share. The Plug Power Mandatory Capital Contribution Agreement between the Company and Plug Power, dated as of January 26, 1999 was amended and restated to reflect this commitment.

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

SatCon Technology Corporation

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation ("SatCon"). SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd ("Ling") from the Company and the Company agreed to invest approximately $7 million in SatCon. This investment was funded in two stages during fiscal 2000. In consideration for the acquisition of Ling and the Company's investment, the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. SatCon also received warrants to purchase 300,000 shares of the Company's common stock (after the effects of the Company's 3-for-1 stock split).

As a part of the SatCon transaction, the Company issued to SatCon warrants to purchase 108,000 and 192,000 shares of the Company's stock on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $12.56 per share and expire on October 21, 2003 and January 31, 2004, respectively. The estimated fair value of these warrants at the dates issued were $4.94 and $16.38 per share, respectively, using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options.

The Company also received warrants to purchase 36,000 and 64,000 shares of SatCon common stock on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $8.80 per share and expire on October 21, 2003 and January 31, 2004, respectively.

The sale resulted in a $1.26 million gain, which was recorded in the first quarter of fiscal year 2000.

The following is a roll forward of the Company's investment in SatCon at September 30:

(Dollars in thousands)	2000
Investment balance, October 1	$-
Exchange of Ling for 770,000 shares of SatCon valued at $8.75/share	6,738
Cash investment for purchase of shares of SatCon (1,030,000) and warrants to purchase shares of SatCon (100,000)	7,070
Warrants to purchase 300,000 shares of the Company's common stock issued to SatCon - valued using Black-Scholes method	3,678
Share of SatCon losses on one-quarter lag	(853)
Amortization of embedded difference between the Company's basis and calculated ownership of underlying equity	(2,067)
Equity adjustment for share of third-party investments in SatCon	1,418
Investment balance, September 30	$15,984

The difference between the carrying value of the Company's investment in SatCon and its interest in the underlying equity consists of the following at September 30:

(Dollars in thousands)	2000
Calculated ownership (13.2%)	$4,275
Embedded difference	11,709
Carrying value of investment in SatCon	$15,984

Summarized below is financial information for SatCon. SatCon's fiscal year ends September 30. The investment in SatCon is accounted for on a one-quarter lag.

6 Months Ended
(Dollars in thousands)	June 30, 2000
Current assets	$24,935
Noncurrent assets	18,560
Current liabilities	5,271
Noncurrent liabilities	5,773
Stockholders' equity	32,451
Gross revenue	12,101
Gross profit	4,214
Net loss	(4,379)

(8) Investments, at Cost

Prior to making its investment in Beacon Power Corporation ("Beacon Power"), the Company made a one time $1.2 million bridge loan to Beacon Power in April 2000. This bridge loan was converted to equity as part of a $6 million investment. As part of the bridge financing, the Company received warrants to purchase 12,000 shares of Beacon Power's common stock at $4.20 per share. The Company exercised the warrants on August 24, 2000 and purchased 12,000 shares of Beacon Power common stock for approximately $50 thousand.

On May 23, 2000, the Company invested $6 million in Beacon Power Class F Preferred Stock ("Beacon Preferred Stock"). In connection with the investment, the Company received warrants to purchase shares of common stock, the exercise date, number of shares and exercise price of which would be determined upon either the sale of Beacon Power or the consummation of an underwritten public offering of Beacon Power common stock. On November 17, 2000, Beacon Power completed its initial public offering ("IPO") and the warrant terms were set for the purchase of 1,333,333 shares of common stock at an exercise price of $2.25 per share exercisable as of November 17, 2000. The warrants expire on May 23, 2005.

At September 30, 2000, the Company owned 1,428,571 shares of Beacon Power Preferred Stock and 12,000 shares of common stock or approximately 9.7% of Beacon Power. The market value of the investment in Beacon Power stock was not readily determinable at September 30, 2000.

On November 17, 2000, the date of the Beacon Power IPO, Beacon Power converted Beacon Preferred Stock to common stock and completed a 2-for-1 stock split immediately prior to the IPO. After Beacon Power's IPO, the Company owned 2,881,142 shares, approximately 7.5%, of Beacon Power common stock valued as of the initial public offering at $17.3 million.

The Company exercised the warrants on a cash-less basis, on December 20, 2000, and received 985,507 shares of Beacon Power common stock. After the exercise of the warrants, the Company owned 3,866,949 shares, approximately 10%, of Beacon Power common stock.

Beacon Power develops and manufactures a line of energy storage systems based on advanced flywheel technology. Beacon Power's flywheel energy storage system consists of a rotating, composite rim that spins on magnetic bearings in a vacuum. During power outages or periods of low power quality, the flywheel motor converts to a generator and transfers the stored electricity to the end user. These systems have applications in fiber optic communication networks that require power at remote cabinets and that must maintain telephone and computer communications network services, including the internet, even during a power outage.

9. Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

Income tax expense (benefit) consists of the following for the years ended September 30:

(Dollars in thousands)	2000	1999	1998
Continuing operations before equity investee losses
Federal	$(457)	$1	$15
State	14	36	10
Deferred	(1,484)	-	-
	(1,927)	37	25
Equity investee losses
Federal	-	-	-
State	-	-	-
Deferred	(10,219)	-	-
	(10,219)	-	-
Total continuing operations	(12,146)	37	25
Discontinued operations
Federal	-	-	-
State	-	-	-
Deferred	157	-	-
Total discontinued operations	157	-	-
	$(11,989)	$37	$25
Items charged (credited) directly to stockholders' equity:
Increase in additional paid-in capital for equity investments, and warrants and options issued - Deferred	18,825	5,794	-
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	(1,806)	(380)	-
Valuation allowance	(3,750)	(5,414)	-
	$13,269	$-	$-

The significant components of deferred income tax expense (benefit) consists of the following for the years ended September 30:

(Dollars in thousands)	2000	1999	1998
Continuing operations
Deferred tax (benefit) expense	$(647)	$(488)	$456
Net operating loss carryforward	(1,981)	(859)	504
Valuation allowance	1,144	1,347	(960)
	(1,484)	-	-
Equity investee losses
Deferred tax (benefit) expense	(8,179)	(1,345)	(1,123)
Net operating loss carryforward	(2,040)	(2,400)	(399)
Valuation allowance	-	3,745	1,522
	(10,219)	-	-
Discontinued operations
Deferred tax expense (benefit)	187	114	(508)
Net operating loss carryforward	(30)	(97)	(265)
Valuation allowance	-	(17)	773
	157	-	-
	$(11,546)	$-	$-

The Company's effective income tax rate from continuing operations, including loss from equity investees, differed from the Federal statutory rate for the years ended September 30:

(Dollars in thousands)	2000	1999	1998
Federal statutory tax rate	(34%)	(34%)	(34%)
State taxes, net of federal tax effect	(6%)	-	-
Change in valuation allowances	4%	34%	28%
Research and development credit	(1%)	-	-
Other, net	(2%)	-	7%
	(39%)	-%	1%

Pre-tax loss from continuing operations including pre-tax losses from equity investees was $30,985, $10,692 and $2,006 for the years ended September 30, 2000, 1999 and 1998, respectively.

The deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards as of September 30:

(Dollars in thousands)	2000	1999
Current deferred tax assets:
Loss provisions for discontinued Operations	$104	$300
Bad debt reserve	336	112
Inventory valuation	17	173
Inventory capitalization	14	39
Vacation pay	45	63
Warranty and other sale Obligations	22	86
Stock options	241	-
Other reserves and accruals	200	116
	979	889
Valuation allowance	-	(889)
Net current deferred tax assets	$979	$-
Noncurrent deferred tax assets (liabilities):
Net operating loss	$11,543	$5,687
Property, plant and equipment	(38)	122
Investment, in equity investees	(13,835)	(3,322)
Other	223	224
Research and development tax credit	399	-
Alternative minimum tax credit	150	150
Valuation allowance	(1,144)	(2,861)
Other credits	(150)	(597)
Noncurrent net deferred tax liabilities and other credits	$(2,852)	$(597)

The valuation allowance at September 30, 2000 is $1.144 million and at September 30, 1999 was $3.750 million. During the year ended September 30, 2000, the valuation allowance was increased through the statement of operations by $1.144 million and decreased by $3.750 million through paid-in-capital, for a net decrease of $2.606 million.

At September 30, 2000, the Company has unused Federal net operating loss carryforwards of approximately $29.320 million. The Federal net operating loss carryforwards, if unused, will begin to expire during the year ended September 30, 2009. The use of $5.339 million of these carryforwards is limited on an annual basis, pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions. For the year ended September 30, 2000, the Company has approximately $399 thousand of research and development tax credit carryforwards, which begin to expire in 2018, and approximately $150 thousand of alternative minimum tax credit carryforwards, which have no expiration date.

The Company received net (refunds) or made cash payments, net of refunds, for income taxes of $(18), $15 and $42 thousand for 2000, 1999 and 1998, respectively.

10.         Accrued Liabilities

Accrued liabilities consist of the following at September 30:

(Dollars in thousands)	2000	1999
Salaries, wages and related expenses	$383	$553
Acquisition and disposition costs	483	431
Legal and professional fees	169	169
Warranty and other sale obligations	54	398
Deferred income	250	264
Commissions	72	182
Interest expense	219	7
Other	223	239
	$1,853	$2,243

11.     Debt

On March 29, 2000, the Company entered into a $50 million Amended and Restated Credit Agreement with KeyBank, N.A. ("the $50 million Credit Agreement"). This agreement superceded all previous credit agreements with KeyBank, N.A. At September 30, 1999, there were no borrowings outstanding on the lines of credit available at that time.

On October 1, 2000, this agreement was previously amended ("the $50 million Credit Agreement, as amended") as follows:

The Company has pledged shares of Plug Power common stock as collateral for the $50 million Credit Agreement, as amended (2,000,000 shares as of September 30, 2000). The Company is obligated to make interest only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002. Interest is payable monthly at either the Prime Rate or if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates. On September 30, 2000, $27 million of debt was outstanding at Prime (9.5%) and is classified as short-term.

On December 27, 2000, this agreement was again amended as follows:

The $50 million Credit Agreement, as amended, was reduced to $30 million ("the $30 million Credit Agreement, as amended"). Concurrent with this amendment, the Bank permanently waived all covenant violations related to the minimum price of Plug Power common stock and the Company made a principal reduction of $3 million, bringing the loan balance to $25.2 million as of the amendment date. Additional borrowings are available when the Plug Power stock price is above $20 per share.

The Company has pledged 8 million shares of Plug Power common stock as collateral. In addition, the Company entered into a Put and Call with First Albany Companies, Inc. ("FAC") to provide independent credit support for repayment of the loan ("FAC Credit Enhancement"). The FAC Credit Enhancement provides FAC with the option, if the price of Plug Power stock falls to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank N.A.'s rights under the Credit Agreement, as amended. The FAC Credit Enhancement may be triggered in the event of a default and expires on April 27, 2001 and may be renewed by the Company and FAC on a monthly basis upon mutually agreeable terms. Upon expiration of the FAC Credit Enhancement, if Plug Power stock is trading below $20 per share the loan is immediately due and payable. Mandatory repayments on any outstanding balance in excess of $25.2 million would be required if the Plug Power stock price declines below $16 per share while the FAC Credit Enhancement is in place. After the FAC Credit Enhancement expires, mandatory repayments on any outstanding balance would be required if the Plug Power stock price is below $20 per share. If the line of credit is due and payable upon expiration of the FAC Credit Enhancement on April 27, 2001, the Company may need to sell assets including certain investments to fund this obligation. The Company is obligated to make interest-only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002. Interest is payable monthly at either the Prime Rate or if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

As of December 27, 2000, the $30 million Credit Agreement, as amended, requires the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to 6 months of interest payments on outstanding debt, amounting to $1.142 million at September 30, 2000) and a collateral coverage ratio, the FAC Credit Enhancement and a minimum Plug Power share price. All other covenants in the previous KeyBank credit agreements were eliminated in connection with this financing.

On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was used to pay the purchase price for the FAC Credit Enhancement. The Company has pledged 200,000 shares of Plug Power common stock as collateral. The second loan is for $5 million, $3 million of which was used to make the principal loan repayment to KeyBank, N.A. and the remaining $2 million will be used for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Both loans bear interest at the Prime Rate (9.5% at December 27, 2000) and both interest and principal are due on January 3, 2002. Upon mutual agreement of FAC and the Company, the loans may be converted to equity prior to maturity.

The above agreement supercedes a November 1, 1999 $22.5 million Credit Agreement with KeyBank, N.A. ("the $22.5 million Credit Agreement"). The Company had pledged 13,704,315 shares of Plug Power common stock as collateral for its $22.5 million loan from KeyBank, N.A. ("Loan"). The proceeds of this Loan were used to fund $20.5 million of the Company's Mandatory Capital Commitment to Plug Power. Pursuant to the $22.5 million Credit Agreement, the Company was obligated to make interest- only payments for the first 18 months following the closing of the Loan, and to repay the principal in 6 equal quarterly installments of $3.750 million each, commencing in August 2001. In addition, a one-time commitment fee totaling $247,500 was paid for the Loan, $75,000 of which was paid as of September 30, 1999. Interest was payable monthly at the Prime Rate or if certain performance standards were achieved, at a reduced rate. The performance standards were based on the trading volume and market price of Plug Power common stock. The $22.5 million Credit Agreement terminated on March 29, 2000 when the $50 million Credit Agreement was executed.

At September 30, 1999, the Company had a working capital line of credit available in the amount of $4 million with interest payable monthly at the Prime Rate (8.25% at September 30, 1999) or LIBOR plus 2.5% (7.9% at September 30, 1999). This obligation was collateralized by the assets of the Company, exclusive of its investment in Plug Power. The Company also had a $1 million equipment loan/lease line of credit at an interest rate of LIBOR plus 2.75% (8.15% at September 30, 1999). This obligation was collateralized by equipment purchased under the line of credit. The lines of credit terminated on March 29, 2000 when the $50 million Credit Agreement was executed. No amounts were outstanding under these lines at September 30, 1999.

On December 17, 1998, the Industrial Development Agency for the Town of Colonie issued $6 million in Industrial Development Revenue ("IDR") Bonds on behalf of the Company to assist in the construction of a building for MTI Instruments, Inc. and the Company's corporate staff and renovation of existing buildings leased to Plug Power. The IDR Bond proceeds were deposited with a trustee for the bondholders, and the Company drew bond proceeds to cover qualified project costs. First Albany Companies Inc. ("FAC"), which owns 34% of the Company's stock, underwrote the sale of the IDR Bonds. FAC received no fees for underwriting the IDR Bonds but was reimbursed for its out-of-pocket costs.

KeyBank, N.A. issued a letter of credit ("the credit agreement") for approximately $6 million in connection with the $6 million IDR Bonds. The credit agreement required the Company to meet certain covenants, including a fixed charge coverage and leverage ratio. Further, if certain performance standards were achieved, the interest rates on the debt could be reduced.

The credit agreement also required the Company to grant a first lien on all consolidated assets of the Company, exclusive of its investment in Plug Power, a first mortgage on all land and buildings owned by the Company and a first lien on any equipment purchased by the Company.

The IDR Bond Obligation, letter of credit and unexpended bond proceeds were transferred to Plug Power in connection with the sale of the Company's facility and adjacent residence effective July 1, 1999. As of September 30, 1999, there is no continuing obligation, contingent or direct, with respect to the IDR Bonds or related letter of credit.

The weighted average interest rate on short-term borrowings outstanding was 0% during 2000 and 1999 and 9.02% during 1998.

Cash payments for interest were $1,731, $164 and $97 thousand for 2000, 1999 and 1998, respectively.

12.         Shareholders' Equity

Stock Splits

On March 8, 2000, the Company declared a 3-for-1 stock split in the form of a dividend. Holders of the Company's $1.00 par value common stock received two additional shares of $1.00 par value common stock for every one share of common stock owned as of April 3, 2000.

On April 23, 1999, the Company declared a 3-for-2 stock split in the form of a stock dividend. Holders of the Company's $1.00 par value common stock received one additional share of $1.00 par value common stock for every two shares of common stock owned as of April 30, 1999.

Stock Sales

On July 12, 1999, the Company completed the sale of 801,223 shares of common stock to current shareholders through a rights offering. The offering raised approximately $12.820 million before offering costs of approximately $158 thousand for net proceeds of approximately $12.671 million. The Company used some of the proceeds of the offering for investment into Plug Power. In addition, some proceeds were used for acquisitions for the Company's core businesses, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

On September 30, 1998, the Company completed the sale of 1,196,399 shares of common stock to current shareholders through a rights offering. The offering raised approximately $7.178 million before offering costs of approximately $186 thousand for net proceeds of approximately $6.992 million. The Company used some of the proceeds of the offering for investment in Plug Power. In addition, some proceeds were used for acquisitions for the Company's core businesses, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

Warrants

The Company issued warrants as part of its strategic alliance with SatCon. The warrants, as adjusted for the April 3, 2000 stock split, provide for the purchase of 108,000 and 192,000 shares of the Company's common stock and were issued on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $12.56 per share and expire on October 21, 2003 and January 31, 2004, respectively.

Changes in Common Shares

Changes in common shares as of September 30 are as follows:

Common Shares	2000	1999	1998
Balance, October 1 (1998 balance as previously reported)	34,949,877	32,321,904	8,862,992
Three-for-one common stock split effected in the form of a 200% stock dividend effective April 3, 2000	-	-	17,725,984
Issuance of shares for stock option exercises	487,408	224,304	349,131
Issuance of shares for stock sale	-	2,403,669	5,383,797
Issuance of shares - consultant	-	-	-
Balance, September 30	35,437,285	34,949,877	32,321,904
Treasury Shares
Balance, October 1 (1998 balance as previously reported)	20,250	13,500	4,500
Three-for-one common stock split effected in the form of a 200% stock dividend effective April 3, 2000	-	-	9,000
Acquisition of shares	-	6,750	-
Balance, September 30	20,250	20,250	13,500

12.         Earnings per Share

The following is the reconciliation, effected for stock splits in 2000 and 1999, of the numerators and denominators of the basic and diluted per share computations of net loss at September 30:

(Dollars in thousands)	2000	1999	1998
Loss from continuing operations attributable to common stockholders	$(18,839)	$(10,729)	$(2,031)
Common shares outstanding, beginning of period	34,949,877	32,321,904	8,862,992
Three-for-one common stock split effected in the form of a 200% stock dividend effective April 3, 2000	-	-	17,725,984
Weighted average common shares issued during the period	286,401	599,997	128,235
Weighted average common shares issued during the period, as calculated for the bonus element effects for rights offerings (a)	-	1,069,689	2,012,805
Weighted average common stock equivalents	-	-	-
Weighted average shares outstanding - basic and diluted	35,236,278	33,991,590	28,730,016
Net loss per weighted average share - basic and diluted	$(.54)	$(.31)	$(.07)

(a) The rights offerings on July 12, 1999 and September 30, 1998 offered to all existing shareholders the right to purchase stock at exercise prices that were less than the fair value of the stock at the time of issuance. As a result, basic and diluted Earnings per Share have been adjusted retroactively for the bonus element for all periods presented.

During fiscal 2000, options to purchase 2,703,374 shares of common stock at prices ranging from $0.54 to $21.90 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be antidilutive. The options expire between December 20, 2006, and August 3, 2010. The Company also issued 300,000 warrants to SatCon Technology Corporation at $12.56 per share. These warrants were outstanding at September 30, 2000 but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be antidilutive. The warrants expire on October 21, 2003 (108,000) and January 31, 2004 (192,000).

During fiscal 1999, options to purchase 2,224,839 shares of common stock at prices ranging between $0.54 and $7.50 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be antidilutive. The options expire between December 20, 2006 and June 16, 2009.

During fiscal 1998, options to purchase 1,822,116 shares of common stock at prices ranging from $0.54 to $1.33 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive. The options expire between December 20, 2006 and August 31, 2008.

14.         Stock Based Compensation

During March 1999, the shareholders approved the 1999 Employee Stock Incentive Plan ("1999 Plan"). The 1999 Plan provides that an initial aggregate number of 1 million shares of common stock may be awarded or issued. The number of shares available under the 1999 Plan has been adjusted for stock splits, and during 2000 and 1999 the number of shares available under the 1999 Plan increased to 4,500,000 and 1,500,000 shares, respectively. Under the 1999 Plan, the Board of Directors is authorized to award stock options to officers, employees and others.

During December 1996, the shareholders approved a stock incentive plan ("1996 Plan"). The 1996 Plan provides that an initial aggregate number of 500,000 shares of common stock may be awarded or issued. The number of shares available under the 1996 Plan may be increased by 10% of any increase in the number of outstanding shares of common stock for reasons other than shares issued under this 1996 Plan. The number of shares available under the 1996 Plan have been adjusted for stock splits and rights offerings, and during 2000 and 1999, the number of shares available under the 1996 Plan increased to 3,478,746 and 1,159,582 shares, respectively. Under the 1996 Plan, the Board of Directors is authorized to award stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others.

Options are generally exercisable in from one to four cumulative annual amounts beginning 12 months after the date of grant. Certain options granted may be exercisable immediately. Option exercise prices are not less than 85 percent of the market value of the shares on the date of grant. Unexercised options generally terminate ten years after grant.

The Company has elected to follow Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation and to provide the disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation." APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad- based employee stock purchase plans and option grants where the exercise price is equal to or not less than 85 percent of the market value at the date of grant. However, APB No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

During fiscal year 2000 and 1999, the Company awarded 60,000 and 45,000 options, respectively, to consultants. Presented below is a summary of compensation expense recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations for the years ended September 30:

(Dollars in thousands)	2000	1999	1998
SFAS 123 - Consultants	$505	$55	$-
APB No. 25 - Variable stock options	42	-	-
Total compensation expense	$547	$55	$-

Presented below is a summary of the stock option plans' activity for the years ended September 30:

	2000	1999	1998
Shares under option at October 1	2,224,839	1,822,116	1,870,200
Granted	1,081,000	697,650	893,250
Exercised	(474,808)	(236,847)	(349,134)
Canceled	(127,656)	(58,080)	(592,200)
Shares under option at September 30	2,703,375	2,224,839	1,822,116
Options exercisable at September 30	1,500,636	1,258,314	814,119
Shares available for granting of options	4,214,582	667,926	1,067,130

The weighted average exercise price is as follows:

	2000	1999	1998
Shares under option at October 1	$1.63	$.96	$.65
Granted:
Exercise price less than fair market value at grant date	11.55	-	-
Exercise price equal to fair market value at grant date	19.87	2.87	1.28
Exercised	1.01	.75	.64
Canceled	2.34	1.12	.58
Shares under option at September 30	7.85	1.63	.96
Options exercisable at September 30	6.42	1.86	.88

The following table summarizes information for options outstanding and exercisable at September 30, 2000:

Outstanding Options				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price		Contractual	Exercise		Exercise
Range	Number	Life	Price	Number	Price
$0.54-$0.76	437,975	6.8	$0.69	310,287	$0.67
$1.06-$1.56	569,325	7.7	$1.32	338,700	$1.32
$1.76-$1.78	315,075	8.2	$1.77	159,149	$1.77
$4.17	315,000	8.5	$4.17	315,000	$4.17
$6.27-$9.25	60,000	9.4	$8.07	11,250	$8.67
$10.65-$14.05	379,000	9.7	$11.58	43,750	$10.65
$20.92-$21.92	627,000	9.5	$21.40	322,500	$21.15
	2,703,375			1,500,636

Option quantities and prices have been adjusted for the three-for-one common stock split effected in the form of a 200% stock dividend effective April 3, 2000.

Pro Forma Fair Value Disclosures

Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's net loss and net loss per share for the three years ended September 30, would have been impacted as shown in the following table (in thousands, except per share).

	2000	1999	1998
Reported net loss	$(18,596)	$(10,688)	$(4,316)
Pro forma net loss	(22,321)	(11,988)	(4,773)
Reported diluted net loss per share	(.53)	(.31)	(.15)
Pro forma diluted net loss per share	(.63)	(.35)	(.17)

The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2000	1999	1998
Expected life of option	5 yrs	5 yrs	5 yrs
Risk-free interest rate	6.00-6.55%	4.37-5.81%	5.52-5.85%
Expected volatility of the Company's stock	91%	78%	102%
Expected dividend yield on the Company's stock	0%	0%	0%

The weighted average fair value of options granted during the years ended September 30, is as follows:

	2000	1999	1998
Fair value of each option granted	$12.55	$1.93	$1.57
Total number of options granted	1,081,000	697,650	893,250
Total fair value of all options Granted	$13,566,550	$1,346,465	$1,402,403

In accordance with SFAS No. 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because the Company's stock options are not traded on any exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of the Company's stock. Such an increase in stock price would benefit all shareholders commensurately.

(15) Retirement Plan

The Company maintains a voluntary savings and retirement plan (Internal Revenue Code Section 401(k) Plan) covering substantially all employees. The Company plan allows eligible employees to contribute a percentage of their compensation; the Company makes additional voluntary contributions in amounts as determined by management and the Board of Directors. The investment of employee contributions to the plan is self-directed. Effective October 21, 1999, Ling employees no longer participate in the plan due to Ling's sale to SatCon. The cost of the plan was $81, $168 and $152 thousand for 2000, 1999 and 1998, respectively.

14.     Commitments and Contingencies

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. ("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") filed suit in the United States Bankruptcy Court for the Northern District of New York against First Albany Corporation, Mechanical Technology, Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of MTI), and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share. FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997. Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. That appeal is presently pending.

The Company and its subsidiaries lease certain manufacturing, warehouse and office facilities. The leases generally provide for the Company to pay increases over a base year level for taxes, maintenance, insurance and other costs of the leased properties. The leases contain renewal provisions.

Future minimum rental payments required under noncancelable operating leases are (dollars in thousands): $311 in 2001; $310 in 2002; $305 in 2003; $300 in 2004 and $313 in 2005. Rent expense under all leases was $392, $482 and $403 thousand for 2000, 1999 and 1998, respectively.

Rental income under all sub-leases was $12, $164 and $66 thousand in 2000, 1999 and 1998, respectively.

16.         Related Party Transactions

At September 30, 2000, First Albany Companies Inc. ("FAC") owned approximately 34% of the Company's common stock.

Transactions among related parties are as fair to the Company as obtainable from unaffiliated third parties.

In April 2000, the Company entered into a management services agreement with First Albany Corporation, a wholly-owned subsidiary of FAC, to provide certain services on a month to month basis. Under this agreement, FAC bills services to the Company (phone, network, postage, etc.) on a cost reimbursement basis. Billings under these agreements amounted to approximately $30 thousand for 2000. Amounts payable to FAC is included in the financial statement line "Accrued liabilities - related parties".

During fiscal 2000, FAC/Equities, a division of First Albany Corporation, provided financial advisory services in connection with the sale of Ling to SatCon, for which FAC/Equities was paid a fee of approximately $353 thousand.

During fiscal 1999 and 1998, First Albany Corporation provided financial advisory services in connection with the sale of the Technology Division, for which First Albany Corporation was paid fees of $15 and $10 thousand, respectively.

The Company received approximately $5 thousand in interest income from Beacon Power for bridge loan interest.

Amounts receivable from an officer totaled approximately $38 thousand and is included in the financial statement line "Other receivables-related parties" at September 30, 1999. The balance was paid during fiscal 2000.

On June 27, 1997, the Company entered into a management services agreement with Plug Power to provide certain services and facilities for a period of one year. This agreement expired on June 27, 1998. The Company continued to provide services through fiscal 1999, which were billed on a cost reimbursement basis. During 1998, the Company entered into leases for certain of its facilities for manufacturing, laboratory and office space. These leases expired on July 1, 1999 pursuant to the sale of the Company's facility to Plug Power in exchange for 704,315 Plug Power Class A membership interests and the assumption of $6 million in debt by Plug Power. Billings under these agreements amounted to $0, $448 and $661 thousand for 2000, 1999 and 1998, respectively. Amounts receivable from Plug Power under these agreements are included in the financial statement line "Other receivables-related parties."

Prior to becoming Vice President of Corporate Development, Catherine Hill's law firm, Catherine S. Hill, PLLC, served as general counsel to the Company. Billings for 2000 totaled approximately $141 thousand. She also received 30,000 stock options during 2000 with a Black-Scholes value of approximately $446 thousand.

During fiscal 2000, the Company sold furniture and equipment to Plug Power totaling approximately $12 thousand.

The Company made investments in related parties during the fiscal years ended September 30:

(Dollars in thousands)	2000	1999	1998
Plug Power- cash	$20,500	$6,000	$-
Plug Power- capital commitment in 1998 and funded in 1999	-	(4,000)	4,000
Plug Power- notes receivable	-	-	500
Plug Power- accounts receivable	-	-	500
Plug Power- campus contribution	-	367	-
SatCon-cash	7,070	-	-
Beacon Power- cash	6,050	-	-
	$33,620	$2,367	$5,000

During 2000 and 1999, the Company paid approximately $35 and $59 thousand, respectively to Plug Power in connection with a lease of office and manufacturing space. This lease terminated on November 24, 1999.

On December 27, 2000, the Company entered into a Put and Call with First Albany Companies, Inc. ("FAC") to provide independent credit support for repayment of the loan ("FAC Credit Enhancement"). The FAC Credit Enhancement provides FAC with the option, if the price of Plug Power stock falls to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank N.A.'s rights under the Credit Agreement, as amended. The FAC Credit Enhancement may be triggered in the event of a default and expires on April 27, 2001 and may be renewed by the Company and FAC on a monthly basis upon mutually agreeable terms. Upon expiration of the FAC Credit Enhancement, if Plug Power stock is trading below $20 per share the loan is immediately due and payable.

On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was used to pay the purchase price for the FAC Credit Enhancement. The Company has pledged 200,000 shares of Plug Power common stock as collateral. The second loan is for $5 million, $3 million of which was used to make the principal loan repayment to KeyBank, N.A. and the remaining $2 million will be used for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Both loans bear interest at the Prime Rate (9.5% at December 27, 2000) and both interest

18.         Discontinued Operations

and principal are due on January 3, 2002. Upon mutual agreement of FAC and the Company, the loans may be converted to equity prior to maturity.

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly-owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) was completed on March 31, 1998. Accordingly, the Company no longer includes Technology among its reportable business segments. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business. In exchange for the Technology Division's assets, NYFM, Incorporated (a) agreed to pay the Company a percentage of gross sales on an annual basis for a period of five years after the sale as follows: yearly combined gross sales (in excess of $2.5 million) multiplied by .13, .053, .027, for years one, two and three-to-five, respectively; (b) assumed approximately $40 thousand of liabilities; and (c) established a credit for warranty work of approximately $35 thousand. The Company received approximately $0 and $41 thousand as contingent sales proceeds from NYFM, Incorporated in 2000 and 1999, respectively. This amount is included in the financial statement line, "Income (loss) from discontinued operations."

During the fourth quarter of fiscal 2000, the Company reversed $400 thousand ($243 thousand, net of tax) of the previously recorded loss on disposal of the Technology Division. The reversal includes estimated reductions in warranty and accounts receivable reserves.

Discontinued operations consist of the following at September 30:

(Dollars in thousands)	2000	1999	1998
Sales	$-	$-	$532
Loss from discontinued operations before income tax	-	-	(516)
Income tax (benefit)	-	-	-
Net loss from discontinued Operations	$-	$-	$(516)
Gain (loss) on disposal of Division	$400	$41	$(1,769)
Income tax	157	-	-
Gain (loss) on disposal of Division	$243	$41	$(1,769)

The assets and liabilities of the Company's discontinued operations are as follows at September 30:

(Dollars in thousands)	2000	1999
Assets (primarily accounts receivable)	$30	$220
Liabilities (primarily accrued expenses)	261	760
Net liabilities	$(231)	$(540)

The nature of the net liability for discontinued operations as of September 30, 2000 and the expected period of liquidation are as follows (Dollars in thousands):

Nature of (Liabilities)/Assets	Amount	Expected Period of Liquidation
Accounts receivable	$30	Fiscal 2001
Warranty	(163)	Fiscal 2001
Severance	(60)	Fiscal 2001
Personnel and wind-down costs	(38)	Fiscal 2001
	$(231)

(19) Sale of Division/Subsidiary

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation ("SatCon"). SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") from the Company and the Company agreed to invest approximately $7 million in SatCon. This investment was funded in two stages during fiscal 2000. In consideration for the acquisition of Ling and the Company's investment, the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. SatCon also received warrants to purchase 300,000 shares of the Company's common stock (after the effects of the Company's 3-for-1 stock split).

As a part of the SatCon transaction, the Company issued to SatCon warrants to purchase 108,000 and 192,000 shares of the Company's stock on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $12.56 per share and expire on October 21, 2003 and January 31, 2004, respectively. The estimated fair value of these warrants at the dates issued were $4.94 and $16.38 per share, respectively, using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options.

The Company also received warrants to purchase 36,000 and 64,000 shares of SatCon common stock on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $8.80 per share and expire on October 21, 2003 and January 31, 2004, respectively.

The sale resulted in a $1.262 million gain, which was recorded in the first quarter of fiscal year 2000.

20.         Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on export sales is summarized by geographic area for the Company as a whole for the years ended September 30:

(Dollars in thousands)
Geographic Area	2000	1999	1998
United States	$4,362	$9,576	$17,022
Europe	185	1,180	1,072
Japan	397	787	1,534
Pacific Rim	387	760	834
China	88	278	302
Canada	20	153	228
Rest of World	108	151	36
Total Sales	$5,547	$12,885	$21,028

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment develops new energy technologies and companies. The Test and Measurement Instrumentation segment develops, manufactures, markets and services sensing instruments and computer-based balancing systems for aircraft engines; and prior to the sale of Ling in October 1999, vibration test systems and power conversion products.

The accounting policies of the New Energy and Test and Measurement Instrumentation segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, non-recurring items, and interest income and expense. Inter-segment sales are not significant.

In the Test and Measurement Instrumentation Segment, in 2000, one customer accounted for $1.16 million or 20.9% of sales and one customer accounted for $620 thousand or 11.2% of sales; no customers accounted for more than 10% of sales in 1999; and in 1998 one customer accounted for $2.83 million or 13.5% of sales and one customer accounted for $2.41 million or 11.5% of sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. In addition, segments' noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's activities related to evaluating new energy technologies, investment and growth opportunities, and the Company's investments in Plug Power, SatCon and Beacon Power and the results of the Company's equity method of accounting for certain investments. SatCon's results are accounted for on a one-quarter lag. The results for Plug Power and SatCon are derived from their unaudited quarterly and audited annual financial statements.

(20) Geographic and Segment Information (Continued)

(Dollars in thousands)

Sept. 30, 2000	New Energy	Test and Measurement Instrumentation	Other	Consolidated Totals
Revenues	$-	$5,547	$-	$5,547
Segment profit (loss)	(17,071)	(2,431)	906	(18,596)
Equity in investee losses, net of tax	(15,849)	-	-	(15,849)
Total assets	70,438	2,286	4,542	77,266
Investments, at equity	64,356	-	-	64,356
Investments, at cost	6,050	-	-	6,050
Capital expenditures	9	137	140	286
Depreciation and amortization	3	130	131	264

Sept. 30, 1999
Revenues	$-	$12,885	$-	$12,885
Segment profit (loss)	(9,363)	(1,404)	79	(10,688)
Equity in investee losses, net of tax	(9,363)	-	-	(9,363)
Total assets	8,710	8,185	14,885	31,780
Investments, at equity	8,710	-	-	8,710
Capital expenditures	-	183	2,555	2,738
Depreciation and amortization	-	202	379	581

Sept. 30, 1998
Revenues	$-	$21,028	$-	$21,028
Segment profit (loss)	(3,806)	2,155	(2,665)	(4,316)
Equity in investee losses, net of tax	(3,806)	-	-	(3,806)
Total assets	1,221	9,424	10,483	21,128
Investments, at equity	1,221	-	-	1,221
Capital expenditures	-	202	2,964	3,166
Depreciation and amortization	-	205	118	323

The following table presents the details of "Other" segment profit (loss) for the years ended September 30:

(Dollars in thousands)	2000	1999	1998
Corporate and other expenses (income):
Depreciation and amortization	$131	$379	$118
Interest expense	1,943	106	102
Interest income	(463)	(335)	(65)
Income tax (benefit) expense	(1,927)	37	25
Other expense (income), net	915	(225)	200
(Income) loss from discontinued operations, net	(243)	(41)	2,285
Gain on sale of division	(1,262)	-	-
Total (income) expense	$(906)	$(79)	$2,665

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
PERIODS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999
AND DECEMBER 31, 1998.

COL. A	COL. B	COL. C	COL. D	COL. E
Additions
Balance at	Charged to	Balance
Beginning	Costs and	at End of
Description	of Period	Expenses	Deductions	Period
Allowance for doubtful accounts-deducted from receivables from customers:
Calendar Year 2000	$315,000	$188,000	$203,000	$300,000
Calendar Year 1999	$305,000	$10,000	$0	$315,000
Calendar Year 1998	$340,000	$133,000	$168,000	$305,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ALBANY COMPANIES INC.

By: /s/ GEORGE C. McNAMEE
George C. McNamee,
Chairman and Co-Chief Executive Officer
Date: March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. McNAMEE	Chairman and Co-Chief Executive Officer	March 28, 2001
George C. McNamee

/s/ ALAN P. GOLDBERG	President and Co-Chief Executive Officer	March 28, 2001
Alan P. Goldberg

/s/ STEVEN R. JENKINS	Chief Financial Officer	March 28, 2001
Steven R. Jenkins	(Principal Accounting Officer)

/s/ HUGH A. JOHNSON, JR.	Senior Vice President and Director	March 28, 2001
Hugh A. Johnson, Jr.

/s/ PETER BARTON	Director	March 28, 2001
Peter Barton

/s/ J. ANTHONY BOECKH	Director	March 28, 2001
J. Anthony Boeckh

/s/ WALTER M. FIEDEROWICZ	Director	March 28, 2001
Walter M. Fiederowicz

/s/ DANIEL V. McNAMEE III	Director	March 28, 2001
Daniel V. McNamee III

/s/ CHARLES L. SCHWAGER	Director	March 28, 2001
Charles L. Schwager

/s/ BENAREE P. WILEY	Director	March 28, 2001
Benaree P. Wiley