Form 10-Q
period 2001-03-31
FIRST ALBANY COMPANIES INC
filed 2001-05-15
CIK 782842

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 31,2001


                     Commission file number 0-14140


            First Albany Companies Inc.
     ---------------------------------------------------------------
     (Exact name of registrant as specified in its charter)
            New York                        22-2655804
     ---------------------------------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)      Identification No.)

            30 South Pearl St., Albany, NY        12207
     ---------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

            (518) 447-8500
     ---------------------------------------------------------------
     (Registrant's telephone number, including area code)


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

         7,510,194 Shares of Common Stock were outstanding as of the close of business on May 8, 2001.






              FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                FORM 10-Q

                                  INDEX


                                                                  PAGE

  Part I - Financial Information

   Item 1. Financial Statements

     Condensed Consolidated Statements of Financial
     Condition at March 31, 2001 and
      December 31,2000.. .....................................        3

     Condensed Consolidated Statements of Operations
     for the Three Months Ended
     March 31, 2001 and March 31, 2000 ...........................    4

     Consolidated Statements of Comprehensive Income
     for the Three Months Ended
     March 31, 2001 and March 31, 2000..............................  5

     Condensed Consolidated Statements of Cash Flows
     for the Three Months Ended
     March 31, 2001 and March 31, 2000..............................  6

     Notes to Condensed Consolidated Financial
     Statements...................................................... 7-15

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.............................................. 16-21


  Part II - Other Information

    Item 1. Legal Proceedings..........................................  22

    Item 6. Exhibits and Reports on Form 8-K...........................  22-23



                       FIRST ALBANY COMPANIES INC.
        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

=======================================================================================
                                                         March 31,
                                                           2001        December 31,
(In thousands of dollars)                                (Unaudited)      2000
---------------------------------------------------------------------------------------
Assets
 Cash                                                    $   612        $   689
 Cash and securities segregated                                -          7,000
 Securities purchased under agreement to resell           63,269         60,222
 Securities borrowed                                     295,920        291,029
 Receivables from:
    Brokers, dealers and clearing agencies                25,967          7,070
    Customers                                             77,717         12,325
    Others                                                 7,389         23,603
 Securities owned                                        265,416        189,881
 Investments                                              25,009         21,162
 Office equipment and leasehold improvements,net           5,137          4,823
 Other assets                                             25,907         28,321
---------------------------------------------------------------------------------------
Total assets                                            $792,343       $646,125
=======================================================================================
Liabilities and Stockholders' Equity
Liabilities
 Short-term bank loans                                  $190,103       $127,853
 Securities loaned                                       296,690        290,110
 Payables to:
   Brokers, dealers and clearing agencies                 30,327          6,540
   Customers                                              61,419          8,923
   Others                                                 46,045         17,535
 Securities sold but not yet purchased                    53,339         63,562
 Accounts payable                                          2,301          3,088
 Accrued compensation                                     15,636         28,701
 Accrued expenses                                         16,570         19,776
 Income tax payable                                          735          2,407
 Notes payable                                             2,713          2,933
 Obligations under capitalized leases                      2,243          2,591
----------------------------------------------------------------------------------------
Total liabilities                                        718,121        574,019
----------------------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                                          6,000          6,000
----------------------------------------------------------------------------------------
Stockholders' Equity
 Common stock                                                 90             89
 Additional paid-in-capital                               80,856          80,947
 Deferred compensation                                       527             354
 Unamortized value of restricted stock                      (770)           (864)
 Retained earnings                                         1,767           2,046
 Less treasury stock at cost                             (17,044)        (16,466)
 Accumulated other comprehensive income (see Note 3)       2,796               -
-----------------------------------------------------------------------------------------
Total stockholders' equity                                68,222          66,106
-----------------------------------------------------------------------------------------
Total liabilities and stockholders'equity               $792,343        $646,125
=========================================================================================

      See notes to the condensed consolidated financial statements.

                       FIRST ALBANY COMPANIES INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

=========================================================================================
                                                           Three Months Ended
(In thousands of dollars except for per share             March 31,        March 31,
 and outstanding share amounts)                             2001              2000
-----------------------------------------------------------------------------------------
Revenues
  Commissions                                              $ 3,851         $ 4,771
  Principal transactions                                    28,109          15,377
  Investment banking                                         3,916           8,061
  Investment (losses) gains                                   (853)          2,163
  Interest income                                            7,446          19,045
  Fees and other                                             1,566           1,366
------------------------------------------------------------------------------------------
Total revenues                                              44,035          50,783
   Interest expense                                          6,706          17,181
------------------------------------------------------------------------------------------
Net revenues                                                37,329          33,602
------------------------------------------------------------------------------------------
Expenses (excluding interest)
  Compensation and benefits                                 28,960          24,407
  Clearing, settlement and brokerage costs                     678             798
  Communications and data processing                         2,531           2,248
  Occupancy and depreciation                                 1,808           1,359
  Selling                                                    1,634           1,436
  Other                                                      1,503           1,224
------------------------------------------------------------------------------------------
Total expenses (excluding interest)                         37,114          31,472
------------------------------------------------------------------------------------------
Operating income                                               215           2,130
------------------------------------------------------------------------------------------
  Equity in losses of affiliates:
    Loss before cumulative effect of change
     in accounting principle                                 (2,128)          (597)
    Cumulative effect of accounting change
     for derivative financial instruments (see note 3)        2,026              -
------------------------------------------------------------------------------------------
  Total equity in losses of affiliates                         (102)          (597)
------------------------------------------------------------------------------------------
Income before income taxes                                     113           1,533
   Income tax expense                                           45             657
Income from continuing operations                               68             876
------------------------------------------------------------------------------------------
Income from discontinued operations,
 net of taxes                                                    -            2,187
------------------------------------------------------------------------------------------
Net income                                                $     68         $  3,063
==========================================================================================
Per share data:
 Basic earnings:
     Continued operations                                     0.01             0.10
     Discontinued operations                                     -             0.25
------------------------------------------------------------------------------------------
 Net income per share                                     $   0.01         $   0.35
==========================================================================================
Diluted earnings:
     Continued operations                                     0.01             0.09
     Discontinued operations                                     -             0.21
------------------------------------------------------------------------------------------
 Net income per share                                     $   0.01         $   0.30
==========================================================================================
Weighted average common
and common equivalent
shares outstanding:
    Basic                                                   7,964,833        8,661,102
    Dilutive                                                8,335,877       10,235,995
==========================================================================================
Dividend per common share outstanding                     $   0.05      $      0.05
==========================================================================================


      See notes to the condensed consolidated financial statements.


                                   FIRST ALBANY COMPANIES INC.
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                Three Months Ended
                                                               March 31,     March 31,
(In thousands of dollars)                                         2001       2000
--------------------------------------------------------------------------------------------
Net income                                                     $     68      $   3,063

Other comprehensive income:

Unrealized gain on available for sale
 securities, net of tax                                           2,796              -
--------------------------------------------------------------------------------------------

Total Other comprehensive income,net of tax (see note 3)          2,796              -
--------------------------------------------------------------------------------------------
Total Comprehensive income                                     $  2,864     $    3,063
============================================================================================


  The unrealized gain on available for sale securities, net of tax relates to Mechanical Technology Incorporated's ("MTI") investment in Beacon Power
(see note 3). Accumulated net unrealized gains (losses) related to available for sale securities are recorded as other comprehensive income. Decreases or increases in other comprehensive income are recorded as adjustments to stockholders' equity. Since First Albany Companies Inc.
("the Company") investment in MTI is recorded under the equity method, the Company must record its proportionate share of MTI's other comprehensive income accordingly.





      See notes to the condensed consolidated financial statements.


                       FIRST ALBANY COMPANIES INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

       	                                                       Three Months Ended
                                                              March 31,     March 31,
(In thousands of dollars)                                       2001          2000
----------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                   $     68       $  3,063
Adjustments to reconcile net income to net cash
used in operating activities:
   Depreciation and amortization                                   523          1,120
   Deferred compensation                                           173             18
   Deferred income taxes                                           123           (338)
   Undistributed losses of affiliate                               102            597
   Unrealized investment losses                                    853            168
   Realized gains on sale of investments                             -         (2,331)
   Services provided in exchange for common stock                  103            502
(Increase) decrease in operating assets:
   Cash and securities segregated under federal
   regulations                                                   7,000              -
 Securities purchased under agreement to resell                 (3,047)       (28,258)
 Net receivables from customers                                (12,896)       (32,865)
 Securities owned, net                                         (85,758)          (250)
 Other assets                                                      248         (3,663)
Increase (decrease) in operating liabilities:
 Securities loaned, net                                          1,689         44,632
  Net payables to brokers, dealers, and clearing agencies        4,890           (483)
  Net payables to others                                        57,096          4,523
  Accounts payable and accrued expenses                        (17,058)        (6,029)
  Income taxes payable                                          (1,672)         1,810
----------------------------------------------------------------------------------------------
Net cash used in operating activities                          (47,563)       (17,784)
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of furniture, equipment,
   and leaseholds, net                                            (816)          (118)
   Disbursements for purchase of investments                       (75)        (1,500)
   Proceeds from sale of investments                               149          2,637
----------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities               (742)         1,019
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net proceeds of short-term bank loans                         62,250        19,695
   Payments on notes payable                                       (220)         (533)
   Payments of obligations under capitalized leases                (348)         (512)
   Payments for purchases of common for treasury                   (861)         (240)
   Proceeds from issuance of common stock                           124           491
   Net decrease from borrowing under
   line-of-credit agreements                                    (12,372)         (534)
Dividends paid                                                     (345)         (372)
----------------------------------------------------------------------------------------------
Net cash provided by financing activities                        48,228        17,995
----------------------------------------------------------------------------------------------
(Decrease)/increase in cash                                         (77)        1,230
Cash at beginning of the year                                       689         1,912
----------------------------------------------------------------------------------------------
Cash at end of period                                          $    612     $   3,142
==============================================================================================


In 2001, the Company increased its investment in MTI by $4.9 million and increased paid-in-capital by $2.8 million and deferred income taxes by $2.1 million (See Note 3).

               See notes to the condensed consolidated financial statements


                       FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.   Basis of Presentation

 In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of those for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2000.

 Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

  2.      Earnings Per Common Share

 Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were:

====================================================================================
                                                             Three Months Ended
                                                           March 31,     March 31,
(In thousands, except per share amounts)                     2001          2000
-------------------------------------------------------------------------------------
Income from continuing operations                          $      68      $   876
Income from discontinued operations,
 net of taxes                                                      -        2,187
-------------------------------------------------------------------------------------
Net income                                                 $      68      $ 3,063
-------------------------------------------------------------------------------------
Weighted average shares
 for basic earnings per share                                  7,965        8,661
-------------------------------------------------------------------------------------
Effect of dilutive common
 equivalent shares (stock options and stock
 issuable under employee benefit plans                           371        1,575
-------------------------------------------------------------------------------------
Weighted average shares and
 dilutive common equivalent shares
 for dilutive earnings per share                               8,336       10,236
=====================================================================================

Earnings per share data:
Basic earnings:
-------------------------------------------------------------------------------------
Continuing operations                                      $    0.01      $  0.10
Discontinued operations                                            -         0.25
-------------------------------------------------------------------------------------
Net income per share                                       $    0.01      $  0.35
=====================================================================================

Diluted earnings:
--------------------------------------------------------------------------------------
Continuing operations                                      $    0.01      $  0.09
Discontinued operations                                            -         0.21
--------------------------------------------------------------------------------------
Net income per share                                       $    0.01      $  0.30
======================================================================================


                       FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)
3.   Investments

     First Albany Companies Inc., the Parent Company, holds various investments in its portfolio. Mechanical Technology Incorporated (MTI) and META Group, Inc. are two of its major publicly traded holdings.

 MTI was incorporated in 1961 and over the last five years has strengthened its commitment to and involvement in the new energy sector. MTI plans to implement this strategy through the internal development and growth of businesses, the acquisition of majority stock positions in emerging new energy companies, and strategic investments in established new energy businesses.

 MTI holds various investments that are recorded under the equity method. The principal components of these investments are Plug Power
Inc. and SatCon Technology Corporation.   Plug Power Inc. is a U.S.
designer and developer of on-site electricity generation systems utilizing proton exchange membrane fuel cells for residential applications, while SatCon Technology Corporation is a designer, developer and maufacturer of high-efficiency, high-reliability and long-lived power and energy management products to serve the distributed power generation and power quality markets.

 At March 31, 2001 the Company owned approximately 11,753,744 common shares (33% of the shares outstanding) of MTI. Shares of MTI are traded on the NASDAQ National Market System under the symbol MKTY. The
Company's investment in MTI is recorded under the equity method and has a book value of approximately $20.3 million, which included goodwill of approximately $425,000, which is being amortized over 10 years.
At March 31, 2001 the aggregate market value of the Company's shares of MTI stock was $51.4 million. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment.
The Company's equity in MTI's net loss for the three months ended
December 31, 2000 recorded on a one-quarter-delay basis was $102 thousand. This net loss was comprised of the Company's proportionate share of MTI's loss before the cumulative effect of a change in accounting principle of ($2.1) million and of MTI's cumulative effect of accounting change for derivative financial instruments of $2.0 million. MTI recorded the cumulative effect of accounting change for derivative financial instruments upon its adoption of SFAS No. 133 ("SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value regardless of purpose or intent for holding them.

MTI's net loss for its fiscal 2001 second quarter ended March 31, 2001 was $2.8 million. The Company's equity in MTI's net loss, recorded on a one-quarter delay basis, was $914 thousand, which will be recorded by the Company in the quarter ending June 30, 2001.


                      FIRST ALBANY COMPANIES INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)

 The following presents unaudited summarized financial information of MTI at:

------------------------------------------------------------------------------


                                                                December 31,
          (In thousands of dollars)                                 2000
===============================================================================
          Assets                                                $103,868
          Liabilities                                             44,315
-------------------------------------------------------------------------------
          Shareholders' equity                                  $ 59,553
===============================================================================

       			                                   Three Months Ended
                                                               December 31,
                                                                   2000
--------------------------------------------------------------------------------
          Revenues                                               $ 1,638
================================================================================

          Operating loss                                         $(1,044)
          Other expenses                                          (1,485)
--------------------------------------------------------------------------------
          Loss before income taxes, equity in investee losses
            and cumulative effect of change in accounting
            principle                                             (2,529)
          Income tax benefit                                        (982)
          Equity in investee losses, net of taxes                 (4,872)
--------------------------------------------------------------------------------
           Loss before cumulative effect of accounting change
             in accounting principle                              (6,419)
          Cumulative effect of accounting change
             for derivative financial instruments,
             net of taxes                                          6,110
--------------------------------------------------------------------------------
          Net loss                                               $  (309)
================================================================================


 MTI's Stockholders' equity increased $14.5 million during their fiscal quarter ended December 31, 2000. The increase was due primarily to other comprehensive income, net of taxes from unrealized gains on available for sale securities in Beacon Power. Beacon Power develops and manufacturers a line of energy storage systems based on advanced flywheel technology. Accumulated net unrealized gains (losses) related to available for sale securities are recorded as other comprehensive income. Decreases or increases in other comprehensive income are recorded as adjustments to stockholders' equity. Accordingly, the Company has recorded, in the March 31, 2001 quarter ended, its proportionate share ($4.9 million) of this increase in MTI's equity as an increase in its investment in MTI.
The Company also recorded $2.8 million (net of deferred taxes) as other comprehensive income in stockholders' equity as a result of this transaction.

 On December 27, 2000 the Company entered into a Put and Call Option Agreement (the "Option Agreement") with Mechanical Technology Incorporated ("MTI"). MTI purchased the option from the Company for $945,000. The Option Agreement was entered into to provide independent credit support for a loan to MTI from Key Bank, N.A. (the "Loan"). The Option Agreement provides that MTI may put 6.3 million shares of the Plug Power Inc. common stock pledged as collateral on the Loan at $4 per share and the Company has the right to either purchase such shares or take an assignment of all of the bank's rights under the Loan. The Option Agreement expires on April 27, 2001.

 On April 27, 2001, subsequent to the date of this report, MTI and the Company amended the Put and Call Agreement to extend the expiration date to August 27, 2001 for a fee of $200,000.

 In addition, the Company entered into two loan agreements with MTI totaling approximately $6 million. The loans are secured by 1.2 million shares of Plug Power Inc. common stock. The loans bear interest at the prime rate (8.0% at March 31, 2001) plus 2%, and both interest and principal are due January 3, 2002.


                       FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)
                               (Continued)

  During the quarter ended March 31,2001, MTI was advanced $1.5 million on the loans and paid down $4.0 million. There was $1.4 million outstanding at March 31, 2001. Subsequent to the date of this report, in April 2001, MTI paid the outstanding balance on the loans.

 At March 31, 2001, the Company owned 134,500 shares of META Group, Inc.
The fair market value of this investment was $184 thousand. During the three months ended March 31, 2001, the Company has recorded unrealized losses of $690 thousand due to the decline in market value of this investment.

4.   Receivables from Others



  Amounts receivable from others as of:
----------------------------------------------------------------------

                                        March 31,        December 31,
(In thousands of dollars)                 2001               2000
======================================================================
  Adjustment to record securities owned on
   a trade date basis, net               $     -         $  10,863
  Others                                   7,389            12,740
----------------------------------------------------------------------
 Total                                   $ 7,389         $  23,603
======================================================================

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


  5.   Securities Owned And Sold But Not Yet Purchased

    Securities owned and sold but not yet purchased consisted of the following as of:
====================================================================================
                                                     March 31,       December 31,
(In thousands of dollars)                              2001             2000
                                                     Sold, but            Sold, but
                                                      not yet              not yet
                                           Owned     Purchased    Owned  Purchased
-------------------------------------------------------------------------------------
Marketable Securities
 U.S. Government and federal
  agency obligations                   $  11,327   $  42,931    $   5,349    $  60,870
 State and municipal bonds               187,481      10,227      132,370          200
 Corporate obligations                    58,818          11       47,198        1,034
 Corporate stocks                          7,185          70        3,934          513
 Options                                      29           5            -            -
Not readily marketable securities
  securities
 Investment securities with
  no publicly quoted market                  359           -          194            -
 Investment securities subject
  to restrictions                            217          95          836          945
----------------------------------------------------------------------------------------
Total                                  $ 265,416   $  53,339    $ 189,881    $  63,562
========================================================================================


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

6.   Payables to Others



 Amounts payable to others as of:
--------------------------------------------------------------------------------------------
                                                           March 31,       December 31,
(In thousands of dollars)                                    2001             2000
=============================================================================================
  Adjustment to record securities owned on
   a trade date basis, net                                 $ 42,018         $      -
  Borrowing under line-of-credit agreements                   2,326           14,697
  Others                                                      1,701            2,838
---------------------------------------------------------------------------------------------
  Total                                                    $ 46,045         $ 17,535
=============================================================================================


7.   Notes Payable

 Notes payable consist of a note for $2,713,333 which is payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London InterBank Offered Rate ("LIBOR") (5.08% plus 1.5% on March 31, 2001). This note matures on April 1, 2004.

 One of the more significant covenants of the note requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c 3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of March 31, 2001 was $1.5 million. The amount of net capital as of March 31, 2001 was $36.8 million.

8.   Obligations under Capitalized Leases

 The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments as of March 31, 2001:

===========================================================================

       (In thousands of dollars)
---------------------------------------------------------------------------
       2001                                                 $1,178
       2002                                                    930
       2003                                                    191
       2004                                                     47
       2005                                                      6
---------------------------------------------------------------------------
       Total Minimum Lease Payments                          2,352
       Less: Amount Representing Interest                      109
---------------------------------------------------------------------------
       Present Value of Minimum Lease Payments            $  2,243
===========================================================================

9.  Subordinated Debt

 The Company has a subordinated debt of $2,000,000 with interest at 8.75% and $4,000,000 with interest at 9.25%. Interest is paid monthly with the principal amounts due at maturity on December 31, 2002.

 Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain minimum net capital equal to three times the required net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission). The amount of required net capital as of March 31, 2001 was $1.5 million. The amount of net capital as of March 31, 2001 was $36.8 million.

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

11.  Stockholders' Equity

 In January 2001, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 28, 2001, to shareholders of record on February 14, 2001.

 In April, 2001, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 31, 2001, along with a 5% stock dividend, payable on May 29,2001 to shareholders of record on May 15,2001.

 In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock. Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time over the next 18 months. Shares purchased under the program will be held in treasury and used for general corporate purposes. At March 31, 2001, the Company had repurchased approximately 302,000 shares pursuant to this program with an aggregate cost of $2.9 million.

 12. Net Capital Requirements

 The Company's broker-dealer subsidiary, First Albany Corporation (the "Corporation"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of a minimum net capital. The Corporation has elected to use the alternative method permitted by the rule, which requires that the Corporation maintain a minimum net capital of 2 percent of aggregate debit balances arising from customer transactions as defined. As of March 31, 2001 the Corporation had aggregate net capital, as defined, of $36.8 million, which equaled 47.7% of aggregate debit balances and $35.3 million in excess of required minimum net capital.

13.  Derivative Financial Instruments

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

 Equity in loss of affiliates includes revenue relating to the Company's investment in Mechanical Technology Incorporated (MTI) which is recorded under the equity method (see Note 3). Pre-tax net loss relating to MTI was ($102,000), and ($597,000) for the quarters ended March 31, 2001, and 2000, respectively.

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


                       FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)

 Information concerning operations in these segments is as follows:

=====================================================================================
                                                          Three Months Ended
                                                        March 31,     March 31,
(In thousands of dollars)                                 2001          2000
-------------------------------------------------------------------------------------
Revenues (excluding interest):
 Institutional                                          $ 37,442      $ 29,575
 Investments                                                (853)        2,163
-------------------------------------------------------------------------------------
 Continued operations                                     36,589        31,738
 Discontinued operations                                       -        32,317
-------------------------------------------------------------------------------------
Total                                                   $ 36,589      $ 64,055
=====================================================================================

Net Interest Revenues:
 Institutional                                          $    740      $  1,864
--------------------------------------------------------------------------------------
 Continued operations                                        740         1,864
 Discontinued operations                                       -         1,084
--------------------------------------------------------------------------------------
Total                                                   $    740      $  2,948
======================================================================================

Net Revenues:
 Institutional                                          $ 38,182      $ 31,439
 Investments                                                (853)        2,163
---------------------------------------------------------------------------------------
 Continued operations                                     37,329        33,602
 Discontinued operations                                       -        33,401
---------------------------------------------------------------------------------------
Total                                                   $ 37,329      $ 67,003
=======================================================================================

Pre-Tax Income:
 Institutional                                          $  1,068      $    (33)
 Investments                                                (853)        2,163
 Equity in losses of affiliates                             (102)         (597)
---------------------------------------------------------------------------------------
 Continued operations                                        113         1,533
 Discontinued operations                                       -         3,767
---------------------------------------------------------------------------------------
Total                                                   $    113      $  5,300
=======================================================================================


                       FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)

15.  Discontinued Operations

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

 Components of amounts reflected in condensed consolidated statement of financial condition and condensed consolidated statement of operations are presented in the following tables:

=========================================================================
                                                   Three Months Ended
                                                March 31,     March 31,
(In thousands of dollars)                         2001          2000
-------------------------------------------------------------------------
Net revenues                                    $    -        $   33,401
Expenses                                             -            29,634
-------------------------------------------------------------------------
Income before income taxes                           -             3,767
Income tax expense                                   -             1,580
-------------------------------------------------------------------------
Income from discontinued
 operations, net taxes                          $    -        $    2,187
==========================================================================



 Included in the balance sheet, for the period ending March 31, 2001 was approximately $9.2 million in accrued expenses relating to discontinued operations. These accruals consisted primarily of impairment of future lease space of $8.6 million and other costs relating to the divestiture of the Private Client Group.


                                  FIRST ALBANY COMPANIES INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF OPERATIONS

=========================================================================================
                                                          2001 vs.
                                Three Months Ended        2000              Percentage
                              March 31,     March 31,     Increase          Increase
(In thousands of dollars)         2001       2000         (Decrease)        (Decrease)
-----------------------------------------------------------------------------------------
Revenues
 Commissions                   $ 3,851     $ 4,771         $ (920)              (19)%
 Principal transactions         28,109      15,377         12,732                83%
 Investment banking              3,916       8,061         (4,145)              (51)%
 Investment gain (loss)           (853)      2,163         (3,016)             (139)%
 Interest income                 7,446      19,045        (11,599)              (61)%
 Fees and others                 1,566       1,366            200                15%
-------------------------------------------------------------------------------------------
Total revenues                  44,035      50,783         (6,748)              (13)%
  Interest expense               6,706      17,181        (10,475)              (61)%
-------------------------------------------------------------------------------------------
Net revenues                    37,329      33,602          3,727                11%
-------------------------------------------------------------------------------------------
Expenses (excluding interest)
  Compensation and benefits     28,960      24,407          4,553                19%
  Clearing, settlement and
  brokerage costs                  678         798           (120)              (15)%
  Communications and
  data processing                2,531       2,248            283                13%
  Occupancy and depreciation     1,808       1,359            449                33%
  Selling                        1,634       1,436            198                14%
  Other                          1,503       1,224            279                23%
-------------------------------------------------------------------------------------------
Total expenses (excl. interest) 37,114      31,472          5,642                18%
-------------------------------------------------------------------------------------------
Operating income                   215       2,130         (1,915)              (90)%
-------------------------------------------------------------------------------------------
  Equity in losses of affiliates:
     Loss before cumulative
      effect of change in
      accounting principle      (2,128)       (597)        (1,531)             (256)%
     Cumulative effect of
      accounting change for
      derivative financial
      instruments (see note 3)   2,026           -          2,026                 -
-------------------------------------------------------------------------------------------
Total Equity in losses of affil.  (102)       (597)           495               (83)%
-------------------------------------------------------------------------------------------
Income before income taxes         113       1,533         (1,420)              (93)%
-------------------------------------------------------------------------------------------
Income tax expense                  45         657           (612)              (93)%
-------------------------------------------------------------------------------------------
Income from continuing operations   68         876           (808)              (92)%
-------------------------------------------------------------------------------------------
Income from discontinued operations,
 net of taxes                        -       2,187         (2,187)             (100)%
-------------------------------------------------------------------------------------------
Net income                     $    68    $  3,063      $  (2,995)              (98)%
===========================================================================================

Net interest income
 Interest income               $ 7,446    $ 19,045      $ (11,599)              (61)%
 Interest expense                6,706      17,181        (10,475)              (61)%
-------------------------------------------------------------------------------------------
Net interest income            $   740    $  1,864      $  (1,124)              (60)%
===========================================================================================


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

Business Environment
--------------------
First Albany Companies Inc. (the Company) is the parent company of
First Albany Corporation, First Albany Asset Management Corporation and FA Technology Ventures Corporation. First Albany Corporation provides investment banking services to corporate and public clients, and engages in market-making and trading of corporate, government and municipal securities. The Company also provides venture capital and merchant banking to the investment and corporate communities, and asset management services to individuals and institutions.

The investment banking and brokerage businesses generate revenues in direct correlation with the general level of trading activity in the stock and bond markets. The Company cannot control this level of activity; however many of the Company's costs are fixed . Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

Results of Operations
---------------------
 First Albany Corporation, the investment bank and brokerage firm, had net revenues of $36.2 million for the first quarter ended March 31, 2001, compared to $31.1 million for the same period in 2000, an increase of 16 percent. Consolidated net revenues for the first quarter were $37.3 million compared to $33.6 million for the same period in 2000, an increase of 11 percent. The increase in net revenues was driven by a volatile corporate bond environment, which was partially offset by a 64 percent decline in corporate investment banking revenues.

 Due to the sale of the assets of the Private Client Group, the Company's retail brokerage network, to First Union Securities, the operating results of the Private Client Group are reported as discontinued operations on a net income basis.

 Net income from the brokerage operations for the quarter was $215 thousand compared to $767 thousand for the same period in 2000. The decline in earnings from the brokerage operations was driven by an adverse shift in business mix and a decline in the market value of equity investments held at First Albany Corporation. The net income from the brokerage operations was substantially offset by net losses at First Albany Companies Inc., driven primarily by a decline in the market value of the Company's investments. For the first quarter the Company reported consolidated net income from continued operations of $68 thousand compared to $876 thousand for the same period in 2000, or net income of $0.01 per diluted share compared to $0.09 per diluted share, respectively.

 A portion of First Albany Companies Inc.'s investment portfolio is accounted for at market value while the remainder is accounted for under the equity method. The aggregate market value of the Firm's investment portfolio increased from $46.9 million at December 31, 2000, to $56.3 million at March 31, 2001, primarily as a result of an increase in the market value of its investment in Mechanical Technology Inc. ("MKTY"). The Firm is required to account for the MKTY investment under the equity method of accounting because it owns in excess of 20% (approximately 33%) of the shares outstanding, and does not recognize changes in the market value of this investment in the income statement. Changes in the value of those portions of the Company's investment portfolio accounted for at market value may impact the financial results of future periods either positively or negatively.


                       FIRST ALBANY COMPANIES INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

                               (Continued)

Three Month Periods Ended March 31, 2001 and March 31, 2000
-----------------------------------------------------------

Commissions
-----------
 Commission revenues for this year's first quarter decreased $0.9 million or 19% compared to the comparable 2000 period primarily due to decrease in listed agency transactions.

Principal Transactions
----------------------
 Principal transactions for this year's first quarter increased $12.7 million or 83% compared to the comparable 2000 period. This amount was comprised of an increase in corporate fixed income of $12.3 million and an increase in municipal bonds of $2.6 million, with equity securities decreasing of $2.2 million.

Investment Banking
------------------
 Investment banking revenues for this year's first quarter decreased $4.1 million or 51% compared to the comparable 2000 period primarily due to a decrease in corporate underwritings due to unfavorable conditions in the stock market.

Investment Gains/(Losses)
-------------------------
 Investment gains (losses) for this year's first quarter decreased $3.0 million compared to the comparable 2000 period. The decrease was due primarily to a decrease in the market value of the investment portfolio held at First Albany Companies Inc, the Parent Company. (See Note 3)

Net Interest Income
-------------------
 Net interest income for this year's first quarter decreased $1.1 million or 60% reflecting a decrease in the Company's stock loan conduit business and an increasein the Company's inventory in tax exempt municipal bonds which carry a negative spread in relation to the Company's short term bank loans.

Compensation and Benefits
-------------------------
 Compensation and benefits expense for this year's first quarter increased $4.6 million or 19% compared to the same period of 2000, mainly due to an increase in net revenues, excluding investment gains/(losses).

Equity in losses of affiliates
------------------------------
 Equity in losses of affiliates for this year's first quarter increased $0.5 million due to a decrease in the net loss of Mechanical
Technology Incorporated.  (See note 3)

Income Taxes
------------
 Income taxes decreased $0.6 million for this year's first quarter due mainly to decrease in income from continued operations.


                       FIRST ALBANY COMPANIES INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

                               (Continued)

Income from Discontinued Operations, Net Of Taxes
-------------------------------------------------
 Income from discontinued operations, net of taxes decreased $2.2 million for this year's first quarter, resulting from the completion of the sale of the Private Client Group network to First Union Securities on August 4, 2000.

Liquidity and Capital Resources
-------------------------------
 A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's bank lines-of-credit interest-bearing and non-interest-bearing payables to customers and payables to brokers and dealers secured by loaned securities. Securities borrowed and securities loaned along with receivables from customers and payable to customers will fluctuate primarily due to the current level of business activity in these areas. Securities owned will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions. Short-term bank loans, is a source of financing for the Company and will fluctuate accordingly. Receivables from others and payables to others will fluctuate primarily due to the change in the adjustment to record securities owned on a trade date basis.

 At March 31, 2001 First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

 Management believes that funds provided by operations and a variety of bank lines-of-credit-totaling $470 million of which approximately $280 million were unused as of March 31,2001-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

 In January 2001, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 28, 2001, to shareholders of record on February 14, 2001.

 In April 2001, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 31, 2001, along with a 5% stock dividend, both payable on May 29, 2001 to shareholders of record on May 15, 2001.


 In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock.
Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time over the next 18 months. Shares purchased under the program will be held in treasury and used for general corporate purposes. At March 31, 2001,the Company had repurchased approximately 302,000 shares pursuant to this program with an aggregate cost of $2.9 million.

On December 27,2000, the Company entered into a Put and Call Option Agreement (the "Option Agreement") with Mechanical Technology Incorporated ("MTI").
MTI purchased the option from the Company for $945,000. The Option Agreement was entered into to provide independent credit support for a loan to MTI from Key Bank, N.A. (the "Loan"). The Option Agreement provides that MTI may put
6.3 million shares of the Plug Power Inc. common stock pledged as collateral on the Loan at $4 per share and the Company has the right to either purchase such shares or take an assignment of all of the bank's rights under the Loan. The Option Agreement expires on April 27, 2001.


On April 27, 2001, subsequent to the date of this report, MTI and the Company amended the Put and Call Option Agreement to extend the expiration date to August 27, 2001 for a fee of $200,000.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------
Market Risk
-----------
 Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates, yield curve, credit worthiness, and equity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments. The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading.

 The Company trades tax exempt and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; state and local obligations; bank certificates of deposit; mortgage-backed securities, and corporate obligations. The Company is also an active market-maker in over-the-counter equity markets and trades certain listed equities as well. In connection with these activities, the Company may be required to maintain inventories in order to ensure availability and to facilitate customer transactions. In connection with some of these activities, the Company attempts to mitigate its exposure to such market risk by entering into hedging transactions, which may include highly liquid future contracts, options and U.S.
Government securities.

 Following is a discussion of the Company's primary market risk exposures as of March 31, 2001, including a discussion of how those exposures are currently managed.

Interest Rate and Bond Price Risk

Maintaining inventory positions and trading interest-rate-sensitive financial instruments exposes the Company to interest rate risk.
Changes in the level or volatility of interest rate credit spreads and the shape and slope of the yield curve expose the Company to risk of loss. The Company hedges its exposure to interest rate risk primarily through the use of U.S. Government securities, highly liquid futures and options designed to reduce the Company's risk profile.

 A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its inventory position. The fair market value of these securities included in the Company's inventory at March 31, 2001 was $189.5 million. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half
percent decrease in interest rates.   At March 31, 2001, the potential
change in fair value, assuming this hypothetical decrease, was $6.3 million. The actual risks and results of such adverse effects may differ substantially.


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

 Marketable equity securities included in the Company's inventory at March 31, 2001, which were recorded at a fair value of $7.5 million, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.7 million. The actual risks and results of such adverse effects may differ substantially. The Company's investment portfolio, excluding its investment in MTI, at March 31, 2001 had a fair market value of $4.8 million. (See Note 3). This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.5 million. Actual results may differ.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
  (a)     Exhibits
          --------
     Item No.  Item
     --------  ----

     (10.28) First Albany Companies Inc. Employee Stock Purchase Plan
            (filed as registration No. 333-60244 (form S-8) dated May 4, 2001

     (11) Statement Re: Computation of Per Share Earnings (filed herewith)

  (b)    Reports on Form 8-K
         -------------------
            The following reports on Form 8K were filed during the
          quarter ended March 31, 2001:
                        --------------
       1. Form 8-K filed January 10, 2001. The Company, on December 27, 2000, entering into a Put and Call Option Agreement (the "Option Agreement") with Mechanical Technology Incorporated ("MTI").




                                            (Exhibit 11)
                                    FIRST ALBANY COMPANIES INC.
                                COMPUTATION OF PER SHARE EARNINGS

===============================================================================================

                                              Three Months Ended
                                             March 31,     March 31,
(In thousands, except per share amounts)       2001          2000
-----------------------------------------------------------------------------------------------

Basic:
-----------------------------------------------------------------------------------------------
Income from continuing operations            $      68     $      876
Income from discontinued operations,
 net of taxes                                        -          2,187
-----------------------------------------------------------------------------------------------
 income                                      $      68     $    3,063
===============================================================================================
Weighted average number of shares
 outstanding during the period                   7,965          8,661
-----------------------------------------------------------------------------------------------
Income per share for continuing
 operations                                  $    0.01     $     0.10
Income per share for discontinued
 operations                                          -           0.25
-----------------------------------------------------------------------------------------------
Net income per share                         $    0.01     $     0.35
===============================================================================================

Dilutive:
-----------------------------------------------------------------------------------------------
Income from continuing operations            $      68     $      876
Income from discontinued operations,
 net of taxes                                        -          2,187
-----------------------------------------------------------------------------------------------
Net income                                   $      68     $    3,063
===============================================================================================

Weighted average number of shares
 outstanding during the period                   7,965          8,661
Effective of dilutive common
 equivalent shares                                 371          1,575
-----------------------------------------------------------------------------------------------
Weighted average shares and common
 equivalent shares outstanding                   8,336         10,236
-----------------------------------------------------------------------------------------------
Income per share for continuing
 operations                                  $    0.01      $    0.09
Income per share for discontinued
 operations                                          -           0.21
------------------------------------------------------------------------------------------------
Net income per share                         $    0.01      $    0.30
================================================================================================

**Per share figures and shares outstanding have been restated for all dividends declared.



                               SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              First Albany Companies Inc.
                              ----------------------------
                                   (Registrant)


Date:                /s/
                     -------------------------------------
                     Alan P. Goldberg
                     President/Co-Chief Executive Officer


Date:                /s/
                     -------------------------------------
                     Steven Jenkins
                     Chief Financial Officer
                     (Principal Accounting Officer)
