Form 10-Q
period 2001-06-30
FIRST ALBANY COMPANIES INC
filed 2001-08-14
CIK 782842

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended June 30, 2001
                     -------------------------------

                     Commission file number 0-14140


            First Albany Companies Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)
            New York                        22-2655804
     ------------------------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)      Identification No.)

            30 South Pearl St., Albany, NY        12207
     -------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

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

                                        Yes      X       (1) No
                                            ------------        ---------
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 8,227,850 Shares of Common Stock were outstanding as of the close of
 --------------------------------------------------------------------
business on,July 31, 2001.
---------------------------


              FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                FORM 10-Q

                                  INDEX


                                                         PAGE

        Part I - Financial Information

            Item 1. Financial Statements

               Condensed Consolidated Statements of Financial
                   Condition at June 30, 2001 and
                   December 31, 2000......................  3

               Condensed Consolidated Statements of Operations
                   for the Three Months and Six Months Ended
                   June 30, 2001 and June 30, 2000......... 4

               Consolidated Statements of Comprehensive Income
                   for the Six Months Ended
                   June 30, 2001 and June 30, 2000..........5

               Condensed Consolidated Statements of Cash Flows
                   for the Six Months Ended
                   June 30, 2001 and June 30, 2000..........6

               Notes to Condensed Consolidated Financial
               Statements.................................. 7-16

            Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations............................... 17-24


        Part II - Other Information

            Item 1. Legal Proceedings...... ...............25

            Item 6. Exhibits and Reports on Form 8-K.......25-26




                       FIRST ALBANY COMPANIES INC.
        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
==========================================================================

                                  June 30,
                                   2001                December 31,
(In thousands of dollars)       (Unaudited)               2000
--------------------------------------------------------------------------
Assets
 Cash                           $      492              $      689
 Cash and securities segregated      4,500                   7,000
 Securities purchased under
 agreement to resell                44,234                  60,222
 Securities borrowed               476,248                 291,029
 Receivables from
   Brokers, dealers and
   clearing agencies                 3,325                   7,070
   Customers                        18,417                  12,325
   Others                            7,548                  23,603
 Securities owned                  246,947                 189,881
 Investments                        20,976                  21,162
 Office equipment and leasehold
 improvements, net                   5,757                   4,823
 Other assets                       26,620                  28,321
--------------------------------------------------------------------------
Total assets                    $  855,064              $  646,125
==========================================================================
Liabilities and Stockholders' Equity
Liabilities
 Short-term bank loans          $  185,650              $  127,853
 Securities loaned                 475,900                 290,110
 Payables to:
    Brokers, dealers and
    clearing agencies               11,203                   6,540
    Customers                        5,785                   8,923
    Others                          15,202                  17,535
 Securities sold but not
 yet purchased                      47,309                  63,562
 Accounts payable                    1,922                   3,088
 Accrued compensation               20,216                  28,701
 Accrued expenses                   16,114                  19,776
 Income tax payable                    209                   2,407
 Notes payable                       2,493                   2,933
 Obligations under
 capitalized leases                  1,894                   2,591
--------------------------------------------------------------------------
Total liabilities                  783,897                 574,019
--------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                    6,000                   6,000
--------------------------------------------------------------------------
Stockholders' Equity
 Common stock                           94                      89
 Additional paid-in-capital         86,161                  80,947
 Deferred compensation                 633                     354
 Unamortized value of
 restricted stock                   (2,148)                   (864)
 (Accumulated deficit)
  retained earnings                 (7,235)                  2,046
 Less treasury stock at cost       (12,978)                (16,466)
 Accumulated other
 comprehensive income (see Note 3)     640                       -
--------------------------------------------------------------------------
Total stockholders' equity          65,167                  66,106
--------------------------------------------------------------------------
Total liabilities and
stockholders' equity            $  855,064             $   646,125
==========================================================================






      See notes to the condensed consolidated financial statements.


                          FIRST ALBANY COMPANIES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
------------------------------------------------------------------------------

                                           Three Months Ended    Six Months Ended
                                           June 30,  June 30,     June 30,  June 30,
                                             2001      2000         2001     2000
(In thousands of dollars except
for per share and outstanding share amounts)
------------------------------------------------------------------------------------
Revenues
 Commissions                              $ 3,990    $ 4,243      $ 7,841  $ 9,014
 Principal transactions                    23,611     12,829       51,721   28,206
 Investment banking                         4,489      5,879        8,405   13,940
 Investment gains (losses)                    (97)      (851)        (950)   1,312
 Interest income                            7,253     21,234       14,699   40,279
 Fees and other                             1,469      1,260        3,035    2,626
-------------------------------------------------------------------------------------
Total revenues                             40,715     44,594       84,751   95,377
  Interest expense                          6,472     19,385       13,178   36,566
-------------------------------------------------------------------------------------
Net revenues                               34,243     25,209       71,573   58,811
-------------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits                 26,889     19,555       55,849   43,962
 Clearing, settlement and brokerage costs     677        734        1,355    1,532
 Communications and data processing         2,623      2,278        5,154    4,526
 Occupancy and depreciation                 1,818      1,363        3,626    2,722
 Selling                                    1,794      1,387        3,428    2,823
 Other                                      1,416        727        2,919    1,951
-------------------------------------------------------------------------------------
Total expenses (excluding interest)        35,217     26,044       72,331   57,516
-------------------------------------------------------------------------------------
Operating (loss) income                      (974)      (835)        (758)   1,295
-------------------------------------------------------------------------------------
Equity in losses of affiliates:
  Loss before cumulative effect of change
  in accounting  principle                   (914)    (1,365)      (3,043)  (1,962)
  Cumulative effect of accounting change
  for derivative financial instruments
  (see note 3)                                  -          -        2,026        -
-------------------------------------------------------------------------------------
Total equity in losses of affiliates         (914)    (1,365)      (1,017)  (1,962)
-------------------------------------------------------------------------------------
(Loss) income before income taxes          (1,888)    (2,200)      (1,775)    (667)
   Income tax (benefit) expense              (759)      (838)        (714)    (181)
-------------------------------------------------------------------------------------
Income (loss) from continuing operations   (1,129)    (1,362)      (1,061)    (486)
-------------------------------------------------------------------------------------
Income from discontinued operations,
 net of taxes                                   -        275            -    2,462
-------------------------------------------------------------------------------------
Net (loss) income                         $(1,129)  $ (1,087)     $(1,061) $ 1,976
=====================================================================================
Basic share data:
 Basic earnings:
   Continued operations                     (0.14)     (0.15)       (0.13)   (0.06)
   Discontinued operations                      -       0.03            -     0.28
-------------------------------------------------------------------------------------
 Net (loss) income                          (0.14)     (0.12)       (0.13)    0.22
=====================================================================================
Diluted earnings:
  Continued operations                      (0.14)     (0.15)       (0.13)   (0.06)
  Discontinued operations                       -       0.03            -     0.28
-------------------------------------------------------------------------------------
 Net (loss) income                          (0.14)     (0.12)       (0.13)    0.22
=====================================================================================
 Weighted average common
and common equivalent
shares outstanding:
 Basic                                  7,928,064   8,981,338     7,946,449  8,821,219
 Dilutive                               7,928,064   8,981,338     7,946,449  8,821,219
--------------------------------------------------------------------------------------
 Dividend per common share outstanding     $ 0.05     $ 0.05       $ 0.10   $ 0.10
=======================================================================================

      See notes to the condensed consolidated financial statements.


                       FIRST ALBANY COMPANIES INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

==============================================================================


                                                 Six Months Ended
                                              June 30,      June 30,
(In thousands of dollars)                       2001          2000
--------------------------------------------------------------------------------------
Net income                                  $  (1,061)     $  1,976

Other comprehensive income:

Unrealized gain on available for sale
 securities, net of tax                           640             -
--------------------------------------------------------------------------------------
Total other comprehensive income,
net of tax (see note 3)                           640             -
--------------------------------------------------------------------------------------
 Total comprehensive income                 $    (421)     $  1,976
======================================================================================

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




See notes to the condensed consolidated financial statements.

		                FIRST ALBANY COMPANIES INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
============================================================================

                                                 Six Months Ended
                                              June 30,       June 30,
(In thousands of dollars)                       2001           2000
----------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)/income                           $ (1,061)      $ 1,976
Adjustments to reconcile net income
to net cash used in operating activities:
  Depreciation and amortization                 1,119         2,239
  Deferred compensation                           279           806
  Deferred income taxes                          (255)       (1,791)
  Undistributed loss of affiliate               1,017         1,961
  Unrealized investment loss                      950         1,085
  Realized (gain) loss on sale of investments                (2,332)
  Services provided in exchange for common stock  522           868
(Increase) decrease in operating assets:
 Cash and securities segregated under
 federal regulations                            2,500        (4,750)
 Securities purchased under
 agreement to resell                           15,988       (18,857)
 Securities borrowed, net                         571        56,717
 Net receivables from customers                (9,230)      (52,860)
 Securities owned, net                        (73,319)       (4,517)
 Other assets                                   1,221        (6,606)
Increase (decrease) in operating liabilities:
 Net payables to brokers, dealers, and
 clearing agencies                              8,408         4,490
 Net payables to others                        20,921        12,697
 Accounts payable and accrued expenses        (13,313)       (7,559)
 Income taxes payable                          (2,198)        1,205
-----------------------------------------------------------------------------
Net cash used in operating activities         (45,880)      (15,228)
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of furniture, equipment,
 and leaseholds                                (2,011)       (1,504)
 Disbursements for purchase of investments       (299)       (1,535)
 Proceeds from sale of investments                183         2,638
-----------------------------------------------------------------------------
Net cash used in investing activities          (2,127)         (401)
Cash flows from financing activities:
 Proceeds of short-term bank loans             57,797        16,025
 Payments on notes payable                       (440)       (1,065)
 Payments of obligations under
 capitalized leases                              (697)       (1,068)
 Payments for purchases of common for treasury (1,919)         (240)
 Proceeds from issuance of common stock         1,004           574
 Net increase (decrease) from borrowing
 under line-of-credit agreements               (7,199)        1,913
 Dividends paid                                  (736)         (761)
------------------------------------------------------------------------------
Net cash provided by financing activities      47,810        15,378
------------------------------------------------------------------------------
Decrease in cash                                 (197)         (251)
Cash at beginning of the year                     689         1,912
------------------------------------------------------------------------------
Cash at end of period                       $     492     $   1,661
==============================================================================

In 2001, the Company increased its investment in MTI by $1.7 million, increased comprehensive income $0.6 million, increased paid-in-capital by $0.4 million and deferred income taxes by $0.7 million (See Note 3).



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

  2.      Earnings Per Common Share

 Basic earnings per share has been computed based upon the weighted average number of common shares outstanding.  Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were:
=============================================================================

                                            Three Months Ended    Six Months Ended
                                            June 30,   June 30,  June 30,  June 30,
(In thousands, except per share amounts)      2001       2000      2001      2000
----------------------------------------------------------------------------------
Income from continuing operations           $(1,129)  $(1,362)   $(1,061)  $ (486)
Income from discontinued operations,
  net of taxes                                    -       275          -    2,462
----------------------------------------------------------------------------------
Net income (loss)                           $(1,129)  $(1,087)  $ (1,061)  $1,976
----------------------------------------------------------------------------------
Weighted average shares
  for basic earnings per share                7,928     8,981      7,946    8,821
Effect of dilutive common
  equivalent shares (stock options and stock
  issuable under employee benefit plans)          -         -          -        -
----------------------------------------------------------------------------------
Weighted average shares and
 dilutive common equivalent shares
 for dilutive earnings per share              7,928     8,981      7,946    8,821
==================================================================================
Earnings per share data:

Basic earnings:
----------------------------------------------------------------------------------
Continuing operations                       $ (0.14)  $ (0.15)   $ (0.13) $ (0.06)
Discontinued operations                           -      0.03          -     0.28
----------------------------------------------------------------------------------
Net income                                  $ (0.14)  $ (0.12)   $ (0.13) $  0.22
==================================================================================

Diluted earnings:
----------------------------------------------------------------------------------
Continuing operations                       $ (0.14)  $ (0.15)   $ (0.13) $ (0.06)
Discontinued operations                           -      0.03          -     0.28
----------------------------------------------------------------------------------
Net income                                  $ (0.14)  $ (0.12)   $ (0.13) $  0.22
==================================================================================


                   FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)

For the quarter ended and year ended June 30, 2001, the Company excluded approximately 0.5 million common equivalent shares in its computation of dilutive earnings per share because they were anti-dilutive.

For the quarter ended and year ended June 30, 2000, the Company excluded approximately 1.3 million and 1.5 million common equivalent shares, respectively, in its computation of dilutive earnings per share because they were anti-dilutive.

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

 MTI holds various investments that are recorded under the equity method. The principal components of these investments are Plug Power
Inc. and SatCon Technology Corporation.   Plug Power Inc. is a U.S.
designer and developer of on-site electricity generation systems utilizing proton exchange membrane fuel cells for residential applications, while SatCon Technology Corporation is a designer, developer and manufacturer of high-efficiency, high-reliability and long-lived power and energy management products to serve the distributed power generation and power quality markets.

 At June 30, 2001 the Company owned approximately 11,753,745 common shares (33% of the shares outstanding) of MTI. Shares of MTI are traded on the NASDAQ National Market System under the symbol MKTY. The Company's investment in MTI is recorded under the equity method and has a book value of approximately $16.0 million, which included goodwill of approximately $0.4 million, which is being amortized over 10 years. At June 30, 2001 the aggregate market value of the Company's shares of MTI stock was $84.7 million. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment. The Company's equity in MTI's net loss for the six months ended March 31, 2001 recorded as of the quarter ended June 30, 2001 was $(1.0) million. This net loss was comprised of the Company's proportionate share of MTI's loss before the cumulative effect of a change in accounting principle of ($3.0) million, and of MTI's cumulative effect of accounting change for derivative financial
instruments of $2.0 million.   MTI recorded the cumulative effect of
accounting change for derivative financial instruments upon its adoption of SFAS No. 133 ( "SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value regardless of purpose or intent for holding them.

 For the quarters ended December 31, 2000 and March 31, 2001, the
Company's equity in MTI's loss, recorded on a one-quarter delay basis was ($0.1) million and ($0.9) million, respectively.



                       FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)

 The following presents unaudited summarized financial information of
MTI at:
          --------------------------------------------
                                        March 31,
          (In thousands of dollars)       2001
          ============================================
          Assets                             $81,225
          Liabilities                         34,047
          --------------------------------------------
          Shareholders' equity               $47,178
          ============================================

 (In thousands of dollars)       Three Months Ended    Six Months Ended
                                      March 31,             March 31,
                                        2001                  2001
 -----------------------------------------------------------------------
 Revenues                            $  1,657             $  3,295
========================================================================

 Operating loss                      $ (1,934)            $ (2,978)
 Gain on sale of investments            5,551                5,551
 Other expenses                        (1,282)              (2,767)
------------------------------------------------------------------------
 Income (loss) before income taxes,
 equity in investee losses and
 cumulative effect of change in
 accounting principle                   2,335                (194)
 Income tax (expense) benefit            (931)                 51
 Equity in investee losses,
 net of taxes                          (4,162)             (9,034)
------------------------------------------------------------------------
 Loss before cumulative effect of
 accounting change in
 accounting principle                  (2,758)             (9,177)
 Cumulative effect of accounting change
 for derivative financial instruments,
 net of taxes                               -               6,110
-----------------------------------------------------------------------
 Net loss                            $ (2,758)            $(3,067)
=======================================================================

 During MTI's quarter ended March 31, 2001, MTI recognized a $5.6 million gain on the sale of its holdings in Plug Power. This gain related to MTI's previously announced strategy to raise additional capital through equity offerings and the sale of up to 10% of its assets in order to pay down debt, strengthen its balance sheet, and fund its micro fuel cell operations.

 MTI's Stockholders' equity increased $5.2 million (excluding  a net loss of $ 3.1 million) during their fiscal six months ended March 31, 2001. Part of this increase was due to other comprehensive income, net of taxes from unrealized gains on available for sale securities in
Beacon Power. Beacon Power develops and manufactures a line of energy storage systems based on advanced flywheel technology. Accumulated net unrealized gains (losses) related to available for sale securities are recorded as other comprehensive income. Decreases or increases in other comprehensive income are recorded as adjustments to stockholders'
equity.   Accordingly, the Company has recorded, as of the June 30, 2001 quarter ended, its proportionate share ($1.7 million) of this increase in MTI's equity as an increase in its investment in MTI. The Company also recorded $0.6 million (net of deferred taxes) as other comprehensive income and $0.4 as additional paid-in-capital(net of deferred taxes) in stockholders' equity as a result of this transaction.

 On December 27, 2000 the Company entered into a Put and Call Option Agreement (the "Option Agreement") with Mechanical Technology Incorporated ("MTI"). MTI purchased the option from the Company for $945,000. The Option Agreement was entered into to provide independent credit support for a loan to MTI from Key Bank, N.A. (the "Loan"). The Option Agreement provides that MTI may put 6.3 million shares of the Plug Power Inc. common stock pledged as collateral on the Loan at $4 per share and the Company has the right to either purchase such shares or take an assignment of all of the bank's rights under the Loan. The Option Agreement, originally expired on April 27, 2001, but was amended to extend the expiration date to August 27, 2001 for a fee of $200,000.


                       FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)


      In addition, on December 27, 2000, the Company entered into two loan agreements with MTI totaling approximately $6 million. The loans are secured by 1.2 million shares of Plug Power Inc. common stock. During the quarter ended March 31, 2001, MTI was advanced an additional $1.5 million on the loans and paid down $4.0 million. There was $1.4 million outstanding at March 31, 2001. In April 2001, MTI paid the outstanding balance on the loans.

    MTI's earnings report for the quarter ended June 30, 2001 was not released as of the Company's filing of form 10-Q for the quarter ended June 30, 2001. As such, information on the Company's equity in MTI's earnings, recorded on a one quarter delay basis, is not available for reporting.

 At June 30, 2001, First Albany Companies Inc., the parent company, owned 134,500 shares of META Group, Inc. The fair market value of this investment was $347 thousand. During the three months ended June 30, 2001, the Company has recorded unrealized gains of $163 thousand due to the increase in market value of this investment.

   Also, First Albany Corporation, the investment bank and brokerage firm, purchased 719,424 shares of META Group, Inc. in June 2001. The fair market value of these shares ($1.9 million) are classified as "Securities Owned" on the Condensed Consolidated Statements of Financial Condition.


4.   Receivables from Others


  Amounts receivable from others as of:
--------------------------------------------------------------------
                                    June 30,         December 31,
(In thousands of dollars)             2001               2000
====================================================================
  Adjustment to record securities owned on
  a trade date basis, net           $     -           $ 10,863
  Others                              7,548             12,740
---------------------------------------------------------------------
  Total                             $ 7,548           $ 23,603
=====================================================================

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


                       FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)

  5.   Securities Owned And Sold But Not Yet Purchased

    Securities owned and sold but not yet purchased consisted of the following as of:

======================================================================
                                June 30,          December 31,
(In thousands of dollars)        2001                2000
----------------------------------------------------------------------
                                      Sold, but           Sold, but
                                       not yet            not yet
                           Owned      Purchased   Owned   Purchased
Marketable Securities
 U.S. Government and federal
  agency obligations      $ 11,180    $ 43,503    $ 5,349  $ 60,870
 State and municipal bonds 181,641       3,446    132,370       200
 Corporate obligations      44,369          56     47,198     1,034
 Corporate stocks            7,223         299      3,934       513
 Options                       170           -          -         -
Not readily marketable securities
  securities                     -           -          -         -
 Investment securities with
  no publicly quoted market  2,198           -        194         -
 Investment securities subject
  to restrictions              166           5        836       945
----------------------------------------------------------------------
Total                     $246,947    $ 47,309   $189,881   $63,562
======================================================================

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

6.   Payables to Others

 Amounts payable to others as of:
---------------------------------------------------------------------

                                        June 30,        December 31,
(In thousands of dollars)                2001               2000
=====================================================================
  Adjustment to record securities owned on
   a trade date basis, net              $  5,760         $       -
  Borrowing under line-of
  -credit agreements                       7,499            14,697
  Others                                   1,943             2,838
---------------------------------------------------------------------
  Total                                 $ 15,202         $  17,535
=====================================================================



                       FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)

7.   Notes Payable

 Notes payable consist of a note for $2,493,333 which is payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London InterBank Offered Rate ("LIBOR") (3.8625% plus 1.5% on June 30, 2001). This note matures on April 1, 2004.

 One of the more significant covenants of the note requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c 3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of June 30, 2001 was $1.0 million. The amount of net capital as of June 30, 2001 was $32.8 million.

8.   Obligations under Capitalized Leases

 The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments as of June 30, 2001:

        ===========================================
       (In thousands of dollars)
       --------------------------------------------
       2001                                  $  828
       2002                                     930
       2003                                     191
       2004                                      47
       2005                                       6
       ---------------------------------------------
       Total Minimum Lease Payments           2,002
       Less: Amount Representing Interest       108
       ---------------------------------------------
       Present Value of
       Minimum Lease Payments                $1,894
       =============================================

9.   Subordinated Debt

 The Company has a subordinated debt of $2,000,000 with interest at 8.75% and $4,000,000 with interest at 9.25%. Interest is paid monthly with the principal amounts due at maturity on December 31, 2002.

 Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain minimum net capital equal to three times the required net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission). The amount of required net capital as of June 30, 2001 was $1.0 million. The amount of net capital as of June 30, 2001 was $32.8 million.

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


                       FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)
11.  Stockholders' Equity

 In January 2001, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 28, 2001, to shareholders of record on February 14, 2001.

 In April, 2001, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 31, 2001, along with a 5% stock dividend, payable on May 29, 2001 to shareholders of record on May 15,2001.

 In July 2001, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on August 24, 2001, to shareholders of record on August 16, 2001.

 In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock. Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time over the next 18 months. Shares purchased under the program will be held in treasury and used for general corporate purposes. At June 30, 2001 the Company had repurchased approximately 387,000 shares pursuant to this program with an aggregate cost of $4.0 million.

 12. Net Capital Requirements

 The Company's broker-dealer subsidiary, First Albany Corporation (the "Corporation"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of a minimum net capital. The Corporation has elected to use the alternative method permitted by the rule, which requires that the Corporation maintain a minimum net capital of 2 percent of aggregate debit balances arising from customer transactions as defined. As of June 30, 2001 the Corporation had aggregate net capital, as defined, of $32.8 million, which equaled 190.6% of aggregate debit balances and $31.8 million in excess of required minimum net capital.

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

 Equity in loss of affiliates includes revenue relating to the Company's investment in Mechanical Technology Incorporated (MTI), which is recorded under the equity method (see Note 3). Pre-tax net loss relating to MTI was ($0.9) million, and ($1.4) million for the quarters ended June 30, 2001, and 2000, respectively, and ($1.0) million and ($2.0) million for the six months ending June 30, 2001 and 2000, respectively.

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


                       FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)

 Information concerning operations in these segments is as follows:
============================================================================

                                           Three Months Ended    Six Months Ended
(In thousands of dollars)                   June 30,  June 30,    June 30,  June 30,
                                              2001     2000         2001      2000
----------------------------------------------------------------------------------
Revenues (excluding interest):

 Institutional                             $ 33,559  $ 24,211    $ 71,002  $ 53,786
 Investments                                    (97)     (851)       (950)    1,312
-----------------------------------------------------------------------------------
 Continued operations                      $ 33,462  $ 23,360    $ 70,052  $ 55,098
 Discontinued operations                          -    22,309           -    54,626
-----------------------------------------------------------------------------------
Total                                      $ 33,462  $ 45,669    $ 70,052  $109,724
===================================================================================

Net Interest Revenues:

 Institutional                             $    781  $  1,849    $  1,521  $  3,713
-----------------------------------------------------------------------------------
 Continued operations                      $    781  $  1,849    $  1,521  $  3,713
 Discontinued operations                          -     1,096           -     2,180
-----------------------------------------------------------------------------------
Total                                      $    781  $  2,945    $  1,521  $  5,893
===================================================================================

Net Revenues:

 Institutional                             $ 34,340  $ 26,060    $ 72,523  $ 57,499
 Investments                                    (97)     (851)       (950)    1,312
------------------------------------------------------------------------------------
 Continued operations                      $ 34,243  $ 25,209    $ 71,573  $ 58,811
 Discontinued operations                          -    23,405           -    56,806
------------------------------------------------------------------------------------
Total                                      $ 34,243  $ 48,614    $ 71,573  $115,617
====================================================================================

Pre-Tax Income:

 Institutional                             $  (877)  $     16    $    192  $    (17)
 Investments                                   (97)      (851)       (950)    1,312
 Equity in losses of affiliates               (914)    (1,365)     (1,017)   (1,962)
-------------------------------------------------------------------------------------
 Continued operations                      $(1,888)  $ (2,200)   $ (1,775) $   (667)
 Discontinued operations                         -        481           -     4,248
-------------------------------------------------------------------------------------
Total                                      $(1,888)  $ (1,719)   $ (1,775) $  3,581
=====================================================================================

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

 Components of amounts reflected in condensed consolidated statement of financial condition and condensed consolidated statement of operations are presented in the following tables:

==========================================================================
                                     Three Months Ended    Six Months Ended
                                    June 30,  June 30,   June 30,  June 30,
(In thousands of dollars)             2001      2000       2001      2000
---------------------------------------------------------------------------
Net revenues                        $   -     $ 23,405   $    -   $  56,806
Expenses                                -       22,924        -      52,558
----------------------------------------------------------------------------
Income before income taxes              -          481        -       4,248
Income tax expense                      -          206        -       1,786
----------------------------------------------------------------------------
Income from discontinued
 operations, net taxes              $   -     $    275   $    -   $   2,462
============================================================================

 Included in the balance sheet, for the period ending June 30, 2001 was approximately $8.7 million in accrued expenses relating to discontinued operations. These accruals consisted primarily of impairment of future lease space of $7.9 million and other costs relating to the divestiture of the Private Client Group.


                       FIRST ALBANY COMPANIES INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
=========================================================================

                                                 2001 vs.
                             Three Months Ended   2000       Percentage
                            June 30,   June 30, Increase      Increase
(In thousands of dollars)     2001       2000  (Decrease)    (Decrease)
--------------------------------------------------------------------------
Revenues
 Commissions               $ 3,990    $ 4,243   $   (253)         (6)%
 Principal transactions     23,611     12,829     10,782          84%
 Investment banking          4,489      5,879     (1,390)        (24)%
 Investment gain (loss)        (97)      (851)       754         (89)%
 Interest income             7,253     21,234    (13,981)        (66)%
 Fees and others             1,469      1,260        209          17%
---------------------------------------------------------------------------
Total revenues              40,715     44,594     (3,879)         (9)%
 Interest expense            6,472     19,385    (12,913)        (67)%
---------------------------------------------------------------------------
Net revenues                34,243     25,209      9,034          36%
---------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits  26,889     19,555      7,334          38%
   Clearing, settlement and
    brokerage costs            677        734        (57)         (8)%
   Communications and
    data processing          2,623      2,278        345          15%
  Occupancy and depreciation 1,818      1,363        455          33%
  Selling                    1,794      1,387        407          29%
  Other                      1,416        727        689          95%
---------------------------------------------------------------------------
Total expenses
(excluding interest)        35,217     26,044      9,173          35%
---------------------------------------------------------------------------
Operating loss                (974)      (835)      (139)        (17)%
---------------------------------------------------------------------------
Equity in losses of affiliates:
Loss before cumulative effect
 of change in
 accounting  principle        (914)    (1,365)       451         (33)%
Cumulative effect of accounting
 change for derivative financial
 instruments (see note 3)        -          -          -           -
---------------------------------------------------------------------------
Total equity in losses
of affiliates                 (914)    (1,365)       451         (33)%
---------------------------------------------------------------------------
Loss before income taxes    (1,888)    (2,200)       312          14%
 Income tax benefits          (759)      (838)        79           9%
---------------------------------------------------------------------------
Loss from
continuing operations       (1,129)    (1,362)       233          17%
---------------------------------------------------------------------------
Income from discontinued operations,
 net of taxes                    -        275       (275)       (100)%
---------------------------------------------------------------------------
Net loss                  $ (1,129)  $ (1,087)    $  (42)         (4)%
===========================================================================

Net interest income
 Interest income          $  7,253   $ 21,234   $(13,981)        (66)%
 Interest expense            6,472     19,385    (12,913)        (67)%
--------------------------------------------------------------------------
Net interest income       $    781   $  1,849   $ (1,068)        (58)%
==========================================================================


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

 The investment banking and brokerage businesses generate revenues in direct correlation with the general level of trading activity in the stock and bond markets. The Company cannot control this level of activity; however many of the Company's costs are fixed. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

Results of Operations
---------------------
 First Albany Corporation, the investment bank and brokerage firm, had net revenues of $32.9 million for the second quarter ended June 30, 2001, compared to $25.9 million for the same period in 2000, an increase of 27 percent. Consolidated net revenues for the second quarter were $34.2 million compared to $25.2 million for the same period in 2000, an increase of 36 percent. Net revenues for First Albany Corporation, the investment bank and brokerage firm, were $69.2 million for the first six months of 2001, compared to $57.0 million for the same period in 2000, an increase of 21 percent. Consolidated net revenues for first six months of 2001 were $71.6 million compared to $58.8 million for the same period in 2000, an increase of 22 percent.

 Due to the sale of the assets of the Private Client Group, the Company's retail brokerage network, to First Union Securities, the operating results of the Private Client Group are reported as discontinued operations on a net income basis.

 Net loss from First Albany Corporation, the investment bank and brokerage firm, for the second quarter was ($0.5) million compared to ($0.2) million for the same period in 2000. The decline in earnings from the brokerage operations was driven by an extremely weak equity market and poor corporate investment banking results. Also, for the second quarter the Company reported consolidated loss from continued operations of ($1.1) million compared to ($1.4) million for the same period in 2000, or loss from continued operations of ($0.14) per diluted share compared to ($0.15) per diluted share, respectively. Included in the consolidated loss is a ($0.9) million (pre-tax) pass-through loss from Mechanical Technology Inc. ("MKTY").

 Net loss from First Albany Corporation, the investment bank and brokerage firm, for the first six months was ($0.3) million compared to a $0.5 million net profit for the same period in 2000. Again, for the first six months, the decline in earnings from the brokerage operations was driven by the extremely weak equity market and a poor corporate investment banking environment. The Company reported a consolidated loss from continued operations for the first six months ($1.1) million compared to ($0.5) million for the same period in 2000, or loss from continued operations of ($0.13) per diluted share compared to ($0.06) per diluted share, respectively.

A portion of First Albany Companies Inc.'s investment portfolio is accounted for at market value while the remainder is accounted for under the equity method. The aggregate market value of the Company's investment portfolio increased from $56.3 million at March 31, 2001, to $ 89.7 million at June 30, 2001,


                       FIRST ALBANY COMPANIES INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                               (Continued)

primarily as a result of an increase in the market value of its
investment in Mechanical Technology Inc. ("MKTY").    The Company is
required to account for the MKTY investment under the equity method of accounting because it owns in excess of 20% (approximately 33%) of the shares outstanding, and does not recognize changes in the market value of this investment in the income statement. Changes in the value of those portions of the Company's investment portfolio accounted for at market value may impact the financial results of future periods either positively or negatively.

Three Month Periods Ended June 30, 2001 and June 30, 2000
---------------------------------------------------------
Principal Transactions
----------------------
 Principal transactions for this year's second quarter increased $10.8 million or 84% compared to the comparable 2000 period. This amount was comprised of an increase in corporate fixed income of $6.2 million, an increase in municipal bonds of $2.5 million and an increase in equity securities of $2.1 million.

Investment Banking
------------------
 Investment banking revenues for this year's second quarter decreased $1.4 million or 24% compared to the comparable 2000 period. The decrease was comprised of a decrease in corporate underwritings of $2.2 million , due to unfavorable conditions in the stock market, offset by an increase in fixed income underwriting of $0.8 million

Investment Losses
-----------------
 Investment losses for this year's second quarter decreased $0.8 million compared to the comparable 2000 period. The decrease was primarily due to the investment portfolio held at First Albany Companies Inc, the Parent Company.

Net Interest Income
-------------------
    Net interest income for this year's second quarter decreased $1.1 million or 58% reflecting a decrease in the Company's stock loan conduit business and an increase in the Company's inventory in tax exempt municipal bonds which carry a negative spread in relation to the Company's average cost of funds.

Compensation and Benefits
-------------------------
Compensation and benefits expense for this year's second quarter increased $7.3 million or 38% compared to the same period of 2000, mainly due to an increase in net revenues.

Other
-----
Other expense for this year's second quarter increased $0.7 million or 95% compared to the same period of 2000, mainly due to an increase in professional fees.

Equity in losses of affiliates
------------------------------
 Equity in losses of affiliates for this year's second quarter decreased $0.5 million due to a decrease in the net loss of Mechanical Technology Incorporated. (See note 3)

Income from Discontinued Operations, Net Of Taxes
-------------------------------------------------
 Income from discontinued operations, net of taxes decreased $0.3 million for this year's first second quarter, resulting from the completion of the sale of the Private Client Group network to First Union Securities on August 4, 2000.


                       FIRST ALBANY COMPANIES INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                               (Continued)
=========================================================================
                                                  2001 vs.
                            Six Months Ended       2000        Percentage
                           June 30,   June 30,   Increase       Increase
(In thousands of dollars)    2001       2000     (Decrease)    (Decrease)
--------------------------------------------------------------------------
Revenues
 Commissions              $ 7,841    $ 9,014     $ (1,173)        (13)%
 Principal transactions    51,721     28,206       23,515          83%
 Investment banking         8,405     13,940       (5,535)        (40)%
 Investment gain (loss)      (950)     1,312       (2,262)       (172)%
 Interest income           14,699     40,279      (25,580)        (64)%
 Fees and others            3,035      2,626          409          16%
--------------------------------------------------------------------------
Total revenues             84,751     95,377      (10,626)        (11)%
 Interest expense          13,178     36,566      (23,388)        (64)%
--------------------------------------------------------------------------
Net revenues               71,573     58,811       12,762          22%
--------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits 55,849     43,962       11,887          27%
 Clearing, settlement and
 brokerage costs            1,355      1,532         (177)        (12)%
 Communications and
 data processing            5,154      4,526          628          14%
 Occupancy and depreciation 3,626      2,722          904          33%
 Selling                    3,428      2,823          605          21%
 Other                      2,919      1,951          968          50%
--------------------------------------------------------------------------
Total expenses
(excluding interest)       72,331     57,516       14,815          26%
--------------------------------------------------------------------------
Operating (loss) income      (758)     1,295       (2,053)       (159)%
--------------------------------------------------------------------------
Equity in losses of affiliates:
Loss before cumulative effect of change
 in accounting  principle  (3,043)    (1,962)      (1,081)        (55)%
Cumulative effect of accounting change for
 derivative financial
 instruments (see note 3)   2,026          -        2,026           -
---------------------------------------------------------------------------
Total equity in losses
of affiliates              (1,017)    (1,962)         945         (48)%
---------------------------------------------------------------------------
(Loss) income before
income taxes               (1,775)      (667)      (1,108)       (166)%
Income tax (benefit) expense (714)      (181)        (533)       (294)%
---------------------------------------------------------------------------
(Loss) income from
continuing operations      (1,061)      (486)        (575)       (118)%
---------------------------------------------------------------------------
Income from discontinued operations,
 net of taxes                   -      2,462       (2,462)       (100)%
---------------------------------------------------------------------------
Net (loss) income        $ (1,061)   $ 1,976     $ (3,037)       (154)%
===========================================================================

Net interest income
 Interest income         $ 14,699    $40,279     $(25,580)        (64)%
Interest expense           13,178     36,566      (23,388)        (64)%
---------------------------------------------------------------------------
Net interest income      $  1,521    $ 3,713     $ (2,192)        (59)%
===========================================================================


                       FIRST ALBANY COMPANIES INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                               (Continued)

Six Month Periods Ended June 30, 2001 and June 30, 2000
--------------------------------------------------------

Commissions
-----------
 Commission revenues for this year's first six months decreased
$1.2 million or 13% compared to the comparable 2000 period primarily due to decrease in listed agency transactions.

Principal Transactions
----------------------
 Principal transactions for this year's first six months increased $23.5 million or 83% compared to the comparable 2000 period. This amount was comprised of an increase in corporate fixed income of $17.1 million, an increase in municipal bonds of $5.1 million and an increase in equity securities of $1.3 million.

Investment Banking
------------------
 Investment banking revenues for this year's first six months decreased $5.5 million or 40% compared to the comparable 2000 period. The decrease was comprised of a decrease in corporate underwritings of $5.9 million , due to unfavorable conditions in the stock market, offset by an increase in fixed income underwriting of $0.4 million

Investment Gains/(Losses)
-------------------------
 Investment gains (losses) for this year's first six months decreased $2.3 million compared to the comparable 2000 period. The decrease was due primarily to the investment portfolio held at First Albany Companies Inc, the Parent Company.

Net Interest Income
-------------------
    Net Interest Income for this year's first six months decreased $2.2 million or 59% reflecting a decrease in the Company's stock loan conduit business and an increase in the Company's inventory in tax exempt municipal bonds which carry a negative spread in relation to the Company's average cost of funds.

Compensation and Benefits
-------------------------
 Compensation and Benefits for this year's first six months increased $11.9 million or 27% compared to the same period of 2000, attributed primarily to an increase in net revenues.

Occupancy and Depreciation
--------------------------
 Occupancy and depreciation expense for this year's first six months increased $0.9 million or 33% compared to the same period of 2000, partially due to an increase in office rental expense.

Other
-----
 Other expense for this year's first six months increased $1.0 million or 50% compared to the same period of 2000, mainly due to an increase in professional fees.

Equity in losses of affiliates
------------------------------
 Equity in losses of affiliates for this year's first six months decreased $0.9 million due to a decrease in the net loss of Mechanical Technology Incorporated. (See note 3)


                       FIRST ALBANY COMPANIES INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                               (Continued)

Liquidity and Capital Resources
-------------------------------
 A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, is liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's bank lines-of-credit interest-bearing and non-interest-bearing payables to customers and payables to brokers and dealers secured by loaned securities. Securities borrowed and securities loaned along with receivables from customers and payable to customers will fluctuate primarily due to the current level of business activity in these areas. Securities owned will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions. Short-term bank loans, is a source of financing for the Company and will fluctuate accordingly. Receivables from others and payables to others will fluctuate primarily due to the change in the adjustment to record securities owned on a trade date basis.

 At June 30, 2001 First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

 Management believes that funds provided by operations and a variety of bank lines-of-credit-totaling $470 million of which approximately
$284 million were unused as of June 30, 2001-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

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

 In July 2001, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on August 24, 2001, to shareholders of record on August 16, 2001.

 In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock. Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time over the next 18 months. Shares purchased under the program will be held in treasury and used for general corporate purposes. At June 30, 2001 the Company had repurchased approximately 387,000 shares pursuant to this program with an aggregate cost of $4.0 million.

 On December 27, 2000 the Company entered into a Put and Call Option Agreement (the "Option Agreement") with Mechanical Technology Incorporated ("MTI"). MTI purchased the option from the Company for $945,000. The Option Agreement was entered into to provide independent credit support for a loan to MTI from Key Bank, N.A. (the "Loan"). The Option Agreement provides that MTI may put 6.3 million shares of the Plug Power Inc. common stock pledged as collateral on the Loan at $4 per share and the Company has the right to either purchase such shares or take an assignment of all of the bank's rights under the Loan. The Option Agreement originally expired on April 27, 2001 but was amended to extend the expiration date to August 27, 2001 for a fee of $200,000.

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


                       FIRST ALBANY COMPANIES INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                              (Continued)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------
Market Risk
-----------
 Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates, yield curve, credit worthiness and equity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments. The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading.

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

 Following is a discussion of the Company's primary market risk exposures as of June 30, 2001, including a discussion of how those exposures are currently managed.

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

 A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its inventory position. The fair market value of these securities included in the Company's inventory at June 30, 2001 was $ 168.6 million. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent decrease in interest rates. At June 30, 2001, the potential change in fair value, assuming this hypothetical decrease, was $ 6.5 million. The actual risks and results of such adverse effects may differ substantially.

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


                       FIRST ALBANY COMPANIES INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                               (Continued)

 Marketable equity securities included in the Company's inventory at June 30, 2001, which were recorded at a fair value of $ 9.3 million, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $ 0.9 million. The actual risks and results of such adverse effects may differ substantially. The Company's investment portfolio, excluding its investment in MTI, at June 30, 2001 had a fair market value of $ 4.9 million. (See Note 3). This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $ 0.5 million. Actual results may differ.


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

Item 4. Submission of matters to a vote of security holders.
------------------------------------------------------------
     A.  Annual meeting was held on May 22, 2001

     B. Elected as Directors: (There were no broker non-votes with respect to the election of Directors).

                                       Votes For      Withheld Authority
                                       ---------      ------------------
      Alan P. Goldberg                 6,819,882            212,965
      J. Anthony Boeckh                6,819,882            212,965
      Benaree P. Wiley                 6,819,882            212,965

     C.  Other matters voted on at Annual Meeting

            1. To ratify the selection of PricewaterhouseCoopers L.L.P. as independent auditors of the Company for the fiscal year ending December 31, 2001.

                     For:                   6,877,178
                     Against:                 145,658
                     Abstain:                  10,011
                     Broker Non-Votes               0



Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------
  (a)     Exhibits
          --------
     Item No.  Item
     -------   -----
     (10.28)   First Albany Companies Inc. Employee Stock Purchase Plan
              (filed as registration No. 333-60244  (form S-8) dated
              May 4,2001.

     (11)     Statement Re: Computation of Per Share Earnings
             (filed herewith)

  (b)     Reports on Form 8-K
          -------------------
            No Form 8K was filed during the quarter ended June 30, 2001.
                                                          -------------


                    FIRST ALBANY COMPANIES INC.     (Exhibit 11)
                 COMPUTATION OF PER SHARE EARNINGS

==========================================================================
                                Three Months Ended       Six Months Ended
                               June 30,  June 30,       June 30,  June 30,
(In thousands, except            2001      2000           2001     2000
per share amounts)
---------------------------------------------------------------------------
Basic:
---------------------------------------------------------------------------

(Loss) income from
continuing operations         $(1,129)  $(1,362)       $(1,061)   $  (486)
(Loss) income from
Discontinued operations,
net of taxes                        -       275              -      2,462
---------------------------------------------------------------------------
Net (loss) income             $(1,129)  $(1,087)       $(1,061)   $ 1,976
===========================================================================
Weighted average number of shares
 outstanding during the period  7,928     8,981          7,946      8,821
---------------------------------------------------------------------------
(Loss)income per share for
continuing operations          $(0.14)   $(0.15)        $(0.13)    $(0.06)
(Loss) income per share
for discontinued operations         -      0.03              -       0.28
---------------------------------------------------------------------------
Net income (loss) per share    $(0.14)   $(0.12)        $(0.13)    $ 0.22
===========================================================================


Dilutive:
---------------------------------------------------------------------------
(Loss) income from
continuing operations        $ (1,129) $ (1,362)       $(1,061)  $  (486)
(Loss)income from
discontinued operations,
net of taxes                        -       275              -      2,462
---------------------------------------------------------------------------
Net(loss)income              $ (1,129) $ (1,087)       $(1,061)  $  1,976
===========================================================================

Weighted average number of shares
outstanding during the period   7,928     8,981          7,946      8,821
Effective of dilutive common
 equivalent shares                  -         -              -          -
---------------------------------------------------------------------------
Weighted average shares and common
equivalent shares outstanding   7,928     8,981          7,946      8,821
---------------------------------------------------------------------------
(Loss) income per share for
continuing operations        $  (0.14) $  (0.15)       $ (0.13)  $  (0.06)
(Loss)income per share for
discontinued operations             -      0.03              -       0.28
---------------------------------------------------------------------------
Net income (loss) per share  $  (0.14) $  (0.12)       $ (0.13)  $   0.22
===========================================================================

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


                            First Albany Companies Inc.
                            ----------------------------
                                  (Registrant)


Date:                        /s/
                            -----------------------------
                            Alan P. Goldberg
                           President/Co-Chief Executive Officer


Date:                       /s/
                           -------------------------------
                          Steven Jenkins
                          Chief Financial Officer
                          (Principal Accounting Officer)

