Form 10-Q
period 2001-09-30
FIRST ALBANY COMPANIES INC
filed 2001-11-14
CIK 782842

DRAFT  November 13, 2001   9:29AM

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 2001


                      Commission file number 0-14140


            First Albany Companies Inc.
-----------------------------------------------------------------
Exact name of registrant as specified in its charter)
            New York                        22-2655804
-----------------------------------------------------------------
 (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)          Identification No.)

            30 South Pearl St., Albany, NY        12207
-----------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

            (518) 447-8500
-----------------------------------------------------------------
     (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all
reports required to be   filed by Sections 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes      X       (1) No
        Indicate the number of shares outstanding of each of the issuer's
classes of common   stock, as of the latest practicable date.

8,300,371 shares of Common Stock were outstanding as of the close of business on November 12, 2001.





               FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


                                                          PAGE

  Part I - Financial Information

  Item 1. Financial Statements

    Condensed Consolidated Statements of Financial
      Condition at September 30, 2001 (unaudited)
      and December 31, 2000                                        3

   Condensed Consolidated Statements of Operations
     for the Three Months and Nine Months Ended
     September 30, 2001 and September 30, 2000 (unaudited)       4-5

   Consolidated Statements of Comprehensive Income
     for the Nine Months Ended September 30, 2001
     and September 30, 2000 (unaudited)                            6

   Condensed Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 2001
     and September 30, 2000 (unaudited)                            7

   Notes to Condensed Consolidated Financial Statements         8-16

 Item 2.Management's Discussion and Analysis of
   Financial Condition and Results of Operations               17-25


Part II - Other Information

 Item 1. Legal Proceedings                                        26

 Item 6. Exhibits and Reports on Form 8-K                      27-28






                  FIRST ALBANY COMPANIES INC.
    CONDENSED CONSOLIDATED STATMENTS OF FINANCIAL CONDITION
================================================================================



                                                    September 30,
                                                       2001              December 31,
(In thousands of dollars)                           (Unaudited)              2000
--------------------------------------------------------------------------------------
Assets
 Cash                                               $   886                $   689
 Cash and securities segregated                      23,200                  7,000
 Securities purchased under agreement to resell      33,040                 60,222
 Securities borrowed                                316,487                291,029
 Receivables from
 Brokers, dealers and clearing agencies              39,980                  7,070
    Customers                                        46,333                 12,325
    Others                                            4,937                 23,603
 Securities owned                                   252,550                189,881
 Investments                                         27,821                 21,162
 Office equipment and leasehold improvements, net     5,725                  4,823
 Other assets                                        26,404                 28,321
--------------------------------------------------------------------------------------
Total assets                                       $777,363               $646,125
======================================================================================
Liabilities and Stockholders' Equity
Liabilities
 Short-term bank loans                             $161,325               $127,853
 Securities loaned                                  316,507                290,110
 Payables to:
 Brokers, dealers and clearing agencies              33,085                  6,540
 Customers                                           21,531                  8,923
 Others                                              64,438                 17,535
 Securities sold but not yet purchased               60,793                 63,562
Accounts payable                                      2,084                  3,088
 Accrued compensation                                26,595                 28,701
 Accrued expenses                                    15,567                 19,776
 Income tax payable                                     926                  2,407
 Notes payable                                        2,273                  2,933
 Obligations under capitalized leases                 1,546                  2,591
--------------------------------------------------------------------------------------
Total liabilities                                   706,670                574,019
--------------------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                                     6,000                  6,000
--------------------------------------------------------------------------------------
Stockholders' Equity
 Common stock                                            94                     89
 Additional paid-in-capital                          86,015                 80,947
 Deferred compensation                                  822                    354
 Unamortized value of restricted stock              (1,910)                  (864)
 (Accumulated deficit) retained earnings            (8,203)                  2,046
 Less treasury stock at cost                       (13,513)               (16,466)
 Accumulated other comprehensive
       income (see Note 3)                            1,388                   -
--------------------------------------------------------------------------------------
Total stockholders' equity                           64,693                 66,106
--------------------------------------------------------------------------------------
Total liabilities and stockholders' equity        $ 777,363              $ 646,125
======================================================================================


       See notes to the condensed consolidated financial statements.



                              FIRST ALBANY COMPANIES INC.
                  CONDENSED CONSOLIDATED STATMENTS OF OPERATIONS
                                    (Unaudited)
           ========================================================



                                                Three Months Ended              Nine Months Ended
(In thousands of dollars except for         September 30,  September30,    September 30,   September 30,
 per share and outstanding share amounts)      2001           2000             2001           2000
--------------------------------------------------------------------------------------------------------
Revenues
 Commissions                               $  3,227       $  3,590        $ 11,069         $ 12,604
 Principal transactions                      18,034         14,543          69,755           42,749
 Investment banking                           6,111          7,761          14,516           21,701
 Investment gains (losses)                      490        (1,066)           (461)              246
 Interest income                              5,633         22,891          20,332           63,170
 Fees and other                               1,193            860           4,228            3,486
--------------------------------------------------------------------------------------------------------
Total revenues                               34,688         48,579         119,439          143,956
  Interest expense                            4,841         21,145          18,019           57,711
--------------------------------------------------------------------------------------------------------
Net revenues                                 29,847         27,434         101,420           86,245
--------------------------------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits                   25,813         21,897          81,662           65,859
 Clearing, settlement and brokerage costs       609            621           1,964            2,153
 Communications and data processing           2,679          2,168           7,834            6,694
 Occupancy and depreciation                   2,090          1,399           5,716            4,121
 Selling                                      1,524          1,502           4,951            4,325
Other                                         1,086          1,068           4,004            3,019
--------------------------------------------------------------------------------------------------------
Total expenses (excluding interest)          33,801         28,655         106,131           86,171
--------------------------------------------------------------------------------------------------------
Operating (loss) income                      (3,954)        (1,221)         (4,711)              74
--------------------------------------------------------------------------------------------------------
Equity in gains(losses) of affiliates:
 Gain/(loss) before cumulative effect of change
  accounting principle                        3,344        (1,679)             304          (3,640)
 Cumulative effect of accounting change for
  derivative financial instruments for
  affiliates own stock (see note 3)             486             -              486               -
 Cumulative effect of accounting change for
  derivative financial instruments (see note 3)   -             -            2,023               -
----------------------------------------------------------------------------------------------------------
Total equity in gains (losses) of affiliates  3,830        (1,679)           2,813          (3,640)
----------------------------------------------------------------------------------------------------------
(Loss) income before income taxes              (124)        (2,900)         (1,898)          (3,566)
  Income tax benefit                           (671)          (926)         (1,385)          (1,107)
----------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations         547        (1,974)           (513)          (2,459)
(Loss) income from discontinued operations,
 net of taxes                                   (826)       (2,040)           (826)             422
Gain on sale of discontinued operations,
 net of taxes                                     -         22,799              -            22,799
----------------------------------------------------------------------------------------------------------
Net (loss) income                           $   (279)     $ 18,785        $ (1,339)        $ 20,762
==========================================================================================================
Basic share data:
 Basic earnings:
  Continued operations                      $   0.06       $ (0.23)       $  (0.06)          $ (0.27)
  Discontinued operations                      (0.10)        (0.23)          (0.10)             0.04
  Gain on sale of discontinued operations         -           2.60              -               2.51
-----------------------------------------------------------------------------------------------------------
 Net (loss) income                             (0.04)         2.14           (0.16)             2.28
===========================================================================================================
Diluted earnings:
  Continued operations                          0.06         (0.23)          (0.06)            (0.27)
  Discontinued operations                      (0.09)        (0.23)          (0.10)             0.04
  Gain on sale of discontinued operations          -          2.60               -              2.51
-----------------------------------------------------------------------------------------------------------
 Net (loss) income                           $ (0.03)      $  2.14         $ (0.16)           $ 2.28
===========================================================================================================



                 FIRST ALBANY COMPANIES INC.
              CONSOLIDATED STATMENTS OF OPERATIONS
                        (Unaudited)
                        (Continued)
===============================================================================




                                             Three Months Ended              Nine Months Ended
(In thousands of dollars except for       September 30,  September30,    September 30,   September 30,
 per share and outstanding share amounts)      2001           2000             2001           2000
--------------------------------------------------------------------------------------------------------


Weighted average common and
  common equivalent shares outstanding:
   Basic                                   8,423,766     8,770,877        8,370,436        9,098,479
   Dilutive                                8,803,275     8,770,877        8,370,436        9,098,479
--------------------------------------------------------------------------------------------------------
Dividend per common share outstanding         $ 0.05       $  0.05          $  0.15           $ 0.15
========================================================================================================







       See notes to the condensed consolidated financial statements.


                              FIRST ALBANY COMPANIES INC.
                      CONSOLIDATED STATMENTS OF COMPREHENSIVE INCOME
======================================================================


--------------------------------------------------------------------------------------------
                                                            Nine Months Ended
                                                    September 30,        September 30,
(In thousands of dollars)                               2001                  2000
--------------------------------------------------------------------------------------------

Net (loss)/ income                             $  (1,339)                    $ 20,762

Other comprehensive income:

Unrealized gain on available for sale
 securities, net of tax                             1,388                        -
--------------------------------------------------------------------------------------------
Total other comprehensive income,
  net of tax (see note 3)                           1,388                        -
--------------------------------------------------------------------------------------------
Total comprehensive income                      $      49                     $ 20,762
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




                         FIRST ALBANY COMPANIES INC.
         CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
=======================================================================
                           (unaudited)


                                                              Nine Months Ended
                                                    September 30,           September 30,
(In thousands of dollars)                               2001                     2000
--------------------------------------------------------------------------------------------

Cash flows from operating activities:
 Net (loss)/income                                 $  (1,339)                  $ 20,762
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                        1,791                     3,087
   Deferred compensation                                  468                     (899)
   Deferred income taxes                                1,400                     2,443
   Gain on sale of discontinued operations                  -                   (39,309)
   Undistributed (gain)/ loss of affiliate             (2,813)                    3,640
   Unrealized investment loss                               44                    2,010
   Realized (gain) loss on sale of investments             416                   (2,332)
   Services provided in exchange for common stock          973                    1,228
(Increase) decrease in operating assets:
   Cash and securities segregated under federal
                              regulations              (16,200)                (11,100)
   Securities purchased under agreement to resel         27,182                     -
   Net receivables from brokers, dealers, and
    clearing agencies                                   (6,365)                 (5,506)
   Net receivables from customers                      (21,400)                 189,427
   Net receivables from others                              -                    11,647
   Securities owned, net                               (65,438)                   3,007
   Other assets                                           (537)                (13,157)
Increase (decrease) in operating liabilities:
 Securities sold under agreement to repurchase              -                  (29,066)
 Securities loaned, net                                     939               (118,748)
 Net payables to others                                  54,890                     -
Accounts payable and accrued expenses                   (7,319)                 (4,735)
 Income taxes payable                                   (1,481)                  16,999
-------------------------------------------------------------------------------------------
Net cash used in operating activities                  (34,789)                  29,398
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of furniture, equipment, and leaseholds       (2,630)                    (71)
 Net proceeds from sale of discontinued operations          -                   57,865
 Disbursements for purchase of investments              (2,069)                 (3,099)
 Proceeds from sale of investments                         183                   2,677
-------------------------------------------------------------------------------------------
Net cash used in investing activities                   (4,516)                  57,372
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds (payments) of short-term bank loans, net       33,472                (66,456)
 Payments on notes payable                                 (660)                (2,327)
 Payments of obligations under capitalized leases        (1,045)                (2,761)
 Payments for purchases of common for treasury           (2,761)               (15,420)
 Proceeds from issuance of common stock                     975                  2,050
 Net increase (decrease) from borrowing under
   line-of-credit agreements                             10,679                 (1,394)
 Dividends paid                                          (1,158)                (1,173)
-------------------------------------------------------------------------------------------
Net cash provided by financing activities                39,502                (87,481)
-------------------------------------------------------------------------------------------
Increase (decrease) in cash                                 197                   (711)
Cash at beginning of the year                               689                   1,912
-------------------------------------------------------------------------------------------
Cash at end of period                                   $   886                $  1,201
===========================================================================================


In 2001, the Company increased its investment in MTI by $2.5 million, increased comprehensive income $1.4 million, increased paid-in-capital by $0.1 million and deferred income taxes by $1.0 million (See Note 3).

       See notes to the condensed consolidated financial statements


                       FIRST ALBANY COMPANIES INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
==========================================================
                            (unaudited)

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

 Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

2.   Earnings Per Common Share

 Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were:





                                             Three Months Ended              Nine Months Ended
(In thousands of dollars except           September 30,  September30,    September 30,   September 30,
 for per share amounts)                       2001           2000             2001           2000
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations   $  547         $ (1,974)         $ (513)     $  (2,459)
(Loss) income from discontinued operations,
 net of taxes                                (826)          (2,040)           (826)           422
Gain on sale of discontinued operations
  net of taxes                                 -            22,799             -           22,799
-------------------------------------------------------------------------------------------------------
Net (loss) income                         $  (279)       $  18,785       $  (1,339)     $  20,762
-------------------------------------------------------------------------------------------------------
Weighted average shares
  for basic earnings per share               8,424           8,771           8,370          9,098
Effect of dilutive common
  equivalent shares (stock options and stock
  issuable under employee benefit plans)       379               -              -               -
-------------------------------------------------------------------------------------------------------
Weighted average shares and
  dilutive common equivalent shares
  for dilutive earnings per share            8,803           8,771           8,370          9,098
=======================================================================================================

Earnings per share data:

Basic earnings:
-------------------------------------------------------------------------------------------------------
Continuing operations                      $ 0.06          $  (0.23)         $ (0.06)       $ (0.27)
Discontinued operations                     (0.10)            (0.23)           (0.10)          0.04
Gain on sale of discontinued operations       -                2.60              -             2.51
-------------------------------------------------------------------------------------------------------
Net (loss) income                         $ (0.04)           $ 2.14          $ (0.16)        $ 2.28
=======================================================================================================

Diluted earnings:
-------------------------------------------------------------------------------------------------------
Continuing operations                      $ 0.06           $ (0.23)          $ (0.06)       $ (0.27)
Discontinued operations                     (0.09)            (0.23)            (0.10)          0.04
Gain on sale of discontinued operations      -                 2.60               -             2.51
-------------------------------------------------------------------------------------------------------
Net (loss) income                         $ (0.03)          $  2.14           $ (0.16)      $   2.28
=======================================================================================================



                          FIRST ALBANY COMPANIES INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)
=================================================================

For the nine months ended September 30, 2001, the Company excluded approximately 0.4 million common equivalent shares in its computation of dilutive earnings per share because they were anti-dilutive.

For the quarter ended and nine months ended September 30, 2000, the Company excluded approximately 1.2 million and 1.4 million common equivalent shares, respectively, in its computation of dilutive earnings per share because they were anti-dilutive.

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

 At September 30, 2001 the Company owned approximately 11,753,745 common shares (33% of the shares outstanding) of MTI. Shares of MTI are traded on the NASDAQ National Market System under the symbol MKTY. The Company's investment in MTI is recorded under the equity method and has a book value of approximately $21.0 million, which included goodwill of approximately $0.4 million, which is being amortized over 10 years. At September 30, 2001 the aggregate market value of the Company's shares of MTI stock was $41.1 million. Under the equity method, the market value of MTI's stock is not included in the calculation of the Company's investment. The Company's equity in MTI's net income for the nine months ended June 30, 2001 recorded as of the quarter ended September 30, 2001 was $2.8 million. This net income was comprised of the Company's proportionate share of MTI's income before the cumulative effect of a change in accounting principle of $0.3 million, MTI's cumulative effect of accounting change for derivative financial instruments of $2.0 million, and MTI's cumulative effect of accounting change for derivative financial instruments in their own stock
of $0.5 million.   MTI recorded the cumulative effect of accounting change
for derivative financial instruments upon its adoption of SFAS No. 133 ("SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value regardless of purpose or intent for holding them.

 For the quarters ended December 31, 2000, March 31, 2001, and June 30, 2001 the Company's equity in MTI's (loss) income, recorded on a one-quarter delay basis was ($0.1) million, ($0.9) million, and $3.8 million, respectively.



                          FIRST ALBANY COMPANIES INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)
================================================================


The following presents unaudited summarized financial information of MTI at:

          ----------------------------------------------------------------
                                                              June 30,
          (In thousands of dollars)                             2001
          ================================================================
          Assets                                             $ 94,997
          Liabilities                                          33,870
          ----------------------------------------------------------------
          Shareholders' equity                               $ 61,127



-------------------------------------------------------------------------------------
(In thousands of dollars)                  Three Months Ended    Nine Months Ended
                                                 June 30,             June 30,
                                                   2001                 2001
-------------------------------------------------------------------------------------
 Revenues                                      $   2,260             $   5,555

 Operating loss                                 $ (1,072)             $ (4,050)
 Gain on sale of investments                      25,458                31,009
 Other expenses                                     (968)               (3,735)
 Income before income taxes, equity in
 investee losses and cumulative effect
 of change in accounting principle                23,418                23,224
 Income tax expense                               (9,492)               (9,441)
 Equity in investee losses, net of taxes          (3,832)              (12,866)
-------------------------------------------------------------------------------------
Income before cumulative effect of
 accounting change in accounting principle        10,094                   917
Cumulative effect of accounting change for
 derivative financial instruments for
 Company's own stock, net of tax                   1,468                 1,468
Cumulative effect of accounting change
 for derivative financial instruments,
 net of taxes                                         -                  6,110
-------------------------------------------------------------------------------------
Net income                                     $  11,562              $  8,495
=====================================================================================


 During MTI's quarter ended June 30, 2001, MTI recognized a $31.0 million gain on the sale of its holdings in Plug Power. This gain related to MTI's previously announced strategy to raise additional capital through equity offerings and the sale of up to 10% of its assets in order to pay down debt, strengthen its balance sheet, and fund its micro fuel cell operations.

 MTI's stockholders' equity increased $7.5 million (excluding net income of $8.5 million) during their fiscal nine months ended June 30, 2001. Part of this increase was due to other comprehensive income, net of taxes from unrealized gains on available for sale securities in Beacon Power. Beacon Power develops and manufactures a line of energy storage systems based on advanced flywheel technology. Accumulated net unrealized gains (losses) related to available for sale securities are recorded as other comprehensive income. Decreases or increases in other comprehensive income
are recorded as adjustments to stockholders' equity.   Accordingly, the
Company has recorded, as of the September 30, 2001 quarter ended, its proportionate share $2.5 million of this increase in MTI's equity as an increase in its investment in MTI. The Company also recorded $1.4 million (net of deferred taxes) as other comprehensive income and $0.1 as additional paid-in-capital (net of deferred taxes) in stockholders' equity as a result of this transaction.


                          FIRST ALBANY COMPANIES INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)
================================================================

 On December 27, 2000 the Company entered into a Put and Call Option Agreement (the "Option Agreement") with Mechanical Technology Incorporated ("MTI"). MTI purchased the option from the Company for $945,000. The Option Agreement was entered into to provide independent credit support for a loan to MTI from Key Bank, N.A. (the "Loan"). The Option Agreement provides that MTI may put 6.3 million shares of the Plug Power Inc. common stock pledged as collateral on the Loan at $4 per share and the Company has the right to either purchase such shares or take an assignment of all of the bank's rights under the Loan. The Option Agreement originally expired on April 27, 2001, but was amended to extend the expiration date to August 27, 2001 for a fee of $200,000. The Option Agreement expired on August 27,2001 and was not renewed.

 In addition, on December 27, 2000, the Company entered into two loan agreements with MTI totaling approximately $6.0 million. The loans are secured by 1.2 million shares of Plug Power Inc. common stock.
During the quarter ended March 31, 2001, MTI was advanced an additional $1.5 million on the loans and paid down $4.0 million. There was $1.4 million outstanding at March 31, 2001. In April 2001, MTI paid the outstanding balance on the loans.

 MTI's earnings report for the quarter ended September 30, 2001 was not released as of the Company's filing of form 10-Q for the quarter ended September 30, 2001. As such, information on the Company's equity in MTI's earnings, recorded on a one-quarter delay basis, is not available for reporting.

 At September 30, 2001, First Albany Companies Inc., the parent company, owned 134,500 shares of META Group, Inc. The fair market value of this investment was $269 thousand. During the three months ended September 30, 2001, the Company has recorded unrealized losses of $78 thousand due to the decrease in market value of this investment.

   Also, First Albany Corporation, the investment bank and brokerage firm, purchased 719,424 shares of META Group, Inc. in June 2001. The fair market value of these shares ($1.4 million) at September 30, 2001 is classified as "Securities Owned" on the Condensed Consolidated Statements of Financial Condition.

 First Albany Companies Inc., also has an investment in iRobot Corporation, a provider of robotic technology for industrial, consumer and military systems. The investment is recorded at its estimated fair value, which approximated $4.6 million at September 30, 2001.


4.   Receivables from Others

  Amounts receivable from others as of:


-----------------------------------------------------------------------------
                                         September 30,      December 31,
(In thousands of dollars)                   2001               2000
=============================================================================
Adjustment to record securities owned on
 a trade date basis, net                  $  -               $ 10,863
Others                                     4,937               12,740
-----------------------------------------------------------------------------
Total                                    $ 4,937             $ 23,603
=============================================================================


 Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.



                          FIRST ALBANY COMPANIES INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)
=================================================================

5.   Securities Owned And Sold But Not Yet Purchased

Securities owned and sold but not yet purchased consisted of the following as of:

====================================================================================
		                            September 30,         December 31,
(In thousands of dollars)                      2001                   2000
------------------------------------------------------------------------------------
                                                  Sold, but                Sold, but
                                                    not yet                  not yet
                                       Owned      Purchased     Owned      Purchased
------------------------------------------------------------------------------------
Marketable Securities
 U.S. Government and federal
  agency obligations                  $ 7,227      $ 59,758   $  5,349      $ 60,870
 State and municipal bonds            195,224           114    132,370           200
 Corporate obligations                 39,388           681     47,198         1,034
 Corporate stocks                       8,329           240      3,934           513
 Options                                    5            -         -              -
Not readily marketable securities
  securities                                -            -         -              -
 Investment securities with
  no publicly quoted market               587            -         194            -
 Investment securities subject
  to restrictions                       1,790            -         836           945
-------------------------------------------------------------------------------------
Total                                $252,550       $60,793    $189,881     $ 63,562
=======================================================================================



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

6.   Payables to Others

 Amounts payable to others as of:


---------------------------------------------------------------------------------------
                                                September 30,           December 31,
(In thousands of dollars)                           2001                    2000
=======================================================================================
 Adjustment to record securities owned on
   a trade date basis, net                        $33,118                  $   -
 Borrowing under line-of-credit agreements         25,376                    14,697
 Others                                             5,944                     2,838
--------------------------------------------------------------------------------------
 Total                                            $64,438                   $17,535
======================================================================================



                          FIRST ALBANY COMPANIES INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)
=================================================================



7.   Notes Payable

 Notes payable consist of a note for $2.3 million which is payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London InterBank Offered Rate ("LIBOR") (2.63% plus 1.50% on September 30, 2001). This note matures on April 1, 2004.

 One of the more significant covenants of the note requires First Albany Corporation to maintain a minimum net capital (as defined by Rule 15c 3-1 of the Securities and Exchange Commission) equal to three times the required minimum net capital. The required minimum net capital as of September 30, 2001 was $1.1 million. The amount of net capital as of September 30, 2001 was $25.3 million.

8.   Obligations under Capitalized Leases

 The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments as of September 30, 2001:



       =======================================================

       (In thousands of dollars)
       -------------------------------------------------------
       2001                                         $  480
       2002                                            930
       2003                                            191
       2004                                             47
       2005                                              6
       ------------------------------------------------------
       Total Minimum Lease Payments                  1,654
       Less: Amount Representing Interest              108
       ------------------------------------------------------
       Present Value of Minimum Lease Payments      $1,546
       ======================================================

9.   Subordinated Debt

 The Company has a subordinated debt of $2.0 million with interest at 8.75% and $4.0 million with interest at 9.25%. Interest is paid monthly with the principal amounts due at maturity on December 31, 2002.

 Both loan agreements include restrictive financial covenants. One of the more significant covenants requires the Company to maintain minimum net capital equal to three times the required net capital
(as defined by Rule 15c3-1 of the Securities and Exchange Commission). The amount of required net capital as of September 30, 2001 was $1.1 million. The amount of net capital as of September 30, 2001 was $25.3 million.

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


                          FIRST ALBANY COMPANIES INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)
=================================================================


11.  Stockholders' Equity

 In January 2001, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 28, 2001, to shareholders of record on February 14, 2001.

 In April, 2001, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 31, 2001, along with a 5% stock dividend, payable on May 29, 2001 to shareholders of record on May 15, 2001.

 In July 2001, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on August 24, 2001, to shareholders of record on August 16, 2001.

 In October 2001, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the quarter ended September 30, 2001, along with a 5% stock dividend, payable on November 29, 2001 to shareholders of record on November 15, 2001.

 In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock. Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time over the next 18 months. Shares purchased under the program will be held in treasury and used for general corporate purposes. At September 30, 2001 the Company had repurchased approximately 495,000 shares pursuant to this program with an aggregate cost of $4.8 million.

 12. Net Capital Requirements

 The Company's broker-dealer subsidiary, First Albany Corporation (the "Corporation"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of a minimum net capital. The Corporation has elected to use the alternative method permitted by the rule, which requires that the Corporation maintain a minimum net capital of 2 percent of aggregate debit balances arising from customer transactions as defined. As of September 30, 2001 the Corporation had aggregate net capital, as defined, of $25.3 million, which equaled 46.76% of aggregate debit balances and $24.2 million in excess of required minimum net capital.


13.  Segment Analysis

 The Company's reportable operating segments are: Institutional (including Investment Banking, Institutional Sales and Trading, First Albany Asset Management Corporation and FA Technology Ventures Corporation),
Investments, Equity in Losses of Affiliates and Discontinued Operations.
The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies."
The Institutional segment generates revenues from securities transactions (equities and fixed-income securities) with institutional clients along with investment banking activities, which includes managing, co-managing of tax-exempt and corporate securities underwritings and financial advisory services. This segment also includes trading activity in which the Company buys and maintains inventories of fixed-income products and equities securities (as a "market maker") for sale to other (dealers and to institutional clients. The Investment segment includes realized and unrealized gains and losses associated with the investment
portfolio held at the Company.   Equity in loss of affiliates
includes revenue relating to the Company's investment in Mechanical Technology Incorporated (MTI), which is recorded under the equity method (see Note 3). Discontinued operations is comprised of the Company's Private Client Group. The Private Client Group had provided securities brokerage services to individual investors. Revenues were generated through customer purchase and sale of various securities.


                          FIRST ALBANY COMPANIES INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)
================================================================

 Intersegment revenues and expenses are eliminated between segments. Interest revenues and interest expenses are reviewed primarily on a net basis (Net Interest Revenues) and are shown as such. The Company evaluates the performance of its segments and allocates resources to them based upon long-term opportunities, which are consistent with the growth strategy of the Company. Asset information by reportable segments is not reported since the Company does not produce such information internally for the reportable segments. All assets are located in the United States.


Information concerning operations in these segments is as follows:

======================================================================================
                                  Three Months Ended         Nine Months Ended
(In thousands of dollars)   September 30,  September 30,  September 30,  September 30,
                                2001           2000           2001          2000
--------------------------------------------------------------------------------------
Revenues (excluding interest):

 Institutional               $28,565         $26,754       $99,568         $80,540
 Investments                     490          (1,066)         (461)            246
--------------------------------------------------------------------------------------
 Continued operations        $29,055         $25,688       $99,107         $80,786
 Discontinued operations        -              7,047           -            61,673
--------------------------------------------------------------------------------------
Total                        $29,055         $32,735       $99,107        $142,459
======================================================================================

Net Interest Revenues:

 Institutional                $  792          $1,746        $2,313          $5,459
--------------------------------------------------------------------------------------
 Continued operations         $  792          $1,746        $2,313          $5,459
 Discontinued operations          -              422            -            2,602
--------------------------------------------------------------------------------------
Total                         $  792          $2,168        $2,313          $8,061
======================================================================================

Net Revenues:

 Institutional               $29,357         $28,500      $101,881         $85,999
 Investments                     490          (1,066)         (461)            246
 Continued operations        $29,847         $27,434      $101,420         $86,245
 Discontinued operations        -              7,469           -            64,275
--------------------------------------------------------------------------------------
Total                        $29,847         $34,903      $101,420        $150,520
======================================================================================

Pre-Tax Income:

 Institutional              $(4,444)          $(155)      $(4,250)          $(172)
 Investments                     490         (1,066)         (461)             246
 Equity in losses
   of affiliates               3,830         (1,679)         2,813         (3,640)
--------------------------------------------------------------------------------------
 Continued operations         $(124)        $(2,900)      $(1,898)        $(3,566)
 Discontinued operations     (1,400)         (3,527)       (1,400)             721
 Sale of discontinued
   operations                    -            39,309          -             39,309
--------------------------------------------------------------------------------------
Total                       $(1,524)         $32,882      $(3,298)         $36,464
======================================================================================



                          FIRST ALBANY COMPANIES INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)
=================================================================


14.  New Accounting Standards

 In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and statement No. 142,
"Goodwill and Other Intangible Assets". These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value.

 Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. The Company is currently analyzing the impact of these Statements.


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

 Components of amounts reflected in condensed consolidated statement of financial condition and condensed consolidated statement of operations are presented in the following tables:


======================================================================================
                                Three Months Ended            Nine Months Ended
(In thousands of dollars)   September 30,  September 30,  September 30,  September 30,
                                2001           2000           2001          2000
--------------------------------------------------------------------------------------

Net revenues                 $  -           $ 7,469         $  -        $  64,275
Expenses                      1,400          10,996          1,400         63,554
--------------------------------------------------------------------------------------
(Loss)/income before
 income taxes                (1,400)         (3,527)        (1,400)           721
 Income tax expense            (574)         (1,487)          (574)           299
--------------------------------------------------------------------------------------
(Loss)/income from discontinued
 operations, net taxes       $ (826)       $ (2,040)        $ (826)     $     422
======================================================================================


 The loss for the third quarter ended September 30, 2001 was the result of legal costs.

 Included in the balance sheet, as of September 30, 2001 was approximately $8.0 million in accrued expenses relating to discontinued operations, of which approximately $7.7 million related to impaired lease space.


                          FIRST ALBANY COMPANIES INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
=======================================================================



                                                        2001 vs.
                               Three Months Ended       2000            Percentage
                           September 30, September 30,  Increase        Increase
(In thousands of dollars)       2001        2000       (Decrease)      (Decrease)
----------------------------------------------------------------------------------
Revenues
 Commissions                 $ 3,227     $ 3,590        $ (363)            (10)%
 Principal transactions       18,034      14,543         3,491              24%
 Investment banking            6,111       7,761        (1,650)            (21)%
 Investment gain (loss)          490      (1,066)        1,556            (146)%
 Interest income               5,633      22,891       (17,258)            (75)%
 Fees and others               1,193         860           333              39%
-----------------------------------------------------------------------------------
Total revenues                34,688      48,579       (13,891)            (29)%
 Interest expense              4,841      21,145       (16,304)            (77)%
-----------------------------------------------------------------------------------
Net revenues                  29,847      27,434         2,413               9%
-----------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits    25,813      21,897          3,916              18%
 Clearing, settlement and
  brokerage costs                609         621            (12)             (2)%
 Communications and
  data processing              2,679       2,168            511              24%
 Occupancy and depreciation    2,090       1,399            691              49%
 Selling                       1,524       1,502             22               1%
 Other                         1,086       1,068             18               2%
-----------------------------------------------------------------------------------
Total expenses
(excluding interest)          33,801      28,655          5,146              18%
-----------------------------------------------------------------------------------
Operating loss                (3,954)     (1,221)        (2,733)           (224)%
-----------------------------------------------------------------------------------
Equity in gains (losses) of affiliates:
 Gain/(loss) before cumulative
 effect of change in accounting
 principle                     3,344      (1,679)         5,023            (299)%
 Cumulative effect of accounting
 change for derivative financial
 instruments for affiliates
 own stock (see note 3)          486          -             486             100%
-----------------------------------------------------------------------------------
Total equity in gains (losses)
 of affiliates                 3,830      (1,679)         5,509            (328)%
-----------------------------------------------------------------------------------
Loss before income taxes        (124)     (2,900)         2,776              96%
 Income tax benefits            (671)       (926)           255              28%
-----------------------------------------------------------------------------------
Income (loss) from
 continuing operations           547      (1,974)         2,521             128%
(Loss) income from discontinued
 operations,net of taxes        (826)     (2,040)         1,214              60%
Gain on sale of discontinued
 operations,net of taxes         -        22,799        (22,799)           (100)%
-----------------------------------------------------------------------------------
Net loss (income)              $(279)    $18,785       $(19,064)           (101)%
===================================================================================

Net interest income
 Interest income             $ 5,633      $22,891     $(17,258)             (75)%
 Interest expense              4,841       21,145      (16,304)             (77)%
-----------------------------------------------------------------------------------
Net interest income            $ 792       $1,746        $(954)             (55)%
===================================================================================



                          FIRST ALBANY COMPANIES INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                  (Continued)
==============================================================



 The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position and results of operations during the periods included in the accompanying condensed consolidated financial statements.


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

 The investment banking and brokerage businesses generate revenues in direct correlation with the general level of trading activity in the stock and bond markets. The Company cannot control this level of activity, however many of the Company's costs are fixed. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.


Results of Operations
---------------------

 First Albany Companies Inc. had consolidated net revenues of $29.8 million for the third quarter ended September 30, 2001 compared to $27.4 million for the same period in 2000, an increase of 9 percent. Net revenues from its brokerage operations, First Albany Corporation, were $28.7 million for the third quarter compared to $28.3 million for the same period in 2000. Consolidated net revenues were $101.4 million for the first nine months of 2001 compared to $86.2 million for the same period in 2000, an increase of 18 percent. Net revenues from First Albany Corporation were $97.8 million for the first nine months of 2001 compared to $85.3 million for the same period in 2000, an increase of 15 percent.

 Due to the sale of the assets of the Private Client Group, the Company's retail brokerage network, to First Union Securities, the continuing operations of the company are reported separately from the discontinued operations.

 First Albany Companies Inc. had consolidated income from continuing operations of $0.5 million for the third quarter compared to a loss of $2.0 million for the same period in 2000, or income of $0.06 per diluted share compared to a loss of $0.23 per diluted share, respectively. During the third quarter ended September 30, 2001, the Company recognized $3.8 million of revenue under the equity method of accounting from its investment in Mechanical Technology Inc. ("MKTY") compared to a loss of $1.7 million for the same period in 2000. First Albany Corporation had a loss from continuing operations of $1.4 million for the third quarter compared to income of $0.2 million for the same period in 2000. The loss from the brokerage business was due to the continuation of a weak equity market and poor corporate investment banking results compounded by the impact of the events on September 11, 2001.

 First Albany Companies Inc. had a consolidated loss from continuing operations of $0.5 million for the first nine months of 2001 compared to a loss of $2.5 million for the same period in 2000, or a loss of $0.06 per diluted share compared to a loss of $0.27 per diluted share, respectively. During the nine months ended September 30, 2001, the Company recognized $2.8 million of revenue from its investment in Mechanical Technology Inc. compared to a loss of $3.6 million for the same period in 2000. First Albany Corporation had a loss from continuing operations of $1.7 million for the first nine months of 2001, compared to income of $0.7 million for the same period in 2000. The loss from the brokerage business has been the result of a weak equity market and corporate investment banking environment, compounded by the impact of the events of September 11, 2001.


                          FIRST ALBANY COMPANIES INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                (Continued)
=============================================================

 First Albany Companies Inc. reported a loss from discontinued operations of $0.8 million for the third quarter compared to a loss of $2.0 million for the same period in 2000, or a loss of $0.09 per diluted share compared to a loss of $0.23 per diluted share, respectively. The Company reported a loss from discontinued operations of $0.8 million for first nine months of 2001 compared to income of $0.4 million for the same period in 2000, or a loss of $0.10 per diluted share compared to income of $0.04 per diluted share, respectively. The loss for the third quarter ended September 30, 2001 was the result of legal costs incurred related to the Private Client Group, which was sold in the third quarter of 2000.

 First Albany Companies (including discontinued operations) had a net loss of $0.3 million for the third quarter compared to net income of $18.8 million in the same period in 2000, or a net loss of $0.03 per diluted share compared to net income of $2.14 per diluted share, respectively. The Company reported a net loss of $1.3 million for the nine months ended September 30, 2001 compared to net income $20.8 million for the same period in 2000, or a net loss of $0.16 per diluted share compared to net income of $2.28 per diluted share, respectively. During the third quarter and nine months ended September 30, 2000 the Company recognized a gain on sale of discontinued operations of $22.8 million or $2.60 and $2.51 per diluted share, respectively.

 A portion of First Albany Companies Inc.'s investment portfolio is accounted for at market value while the remainder is accounted for under the equity method. The aggregate market value of the Company's investment portfolio decreased from $89.7 million at June 30, 2001, to $48.3 million at September 30, 2001, primarily as a result of a decrease in the market value of its investment in Mechanical Technology Inc. ("MKTY"). The Company is required to account for the MKTY investment under the equity method of accounting because it owns in excess of 20% (approximately 33%) of the shares outstanding, and does not recognize changes in the market value of this investment in the income statement. Changes in the value of those portions of the Company's investment portfolio accounted for at market value may impact the financial results of future periods either positively or negatively.


Three-Month Periods Ended September 30, 2001 and September 30, 2000
-------------------------------------------------------------------

Principal Transactions
----------------------

 Principal transactions for this year's third quarter increased $3.5 million or 24% compared to the comparable 2000 period. This amount was comprised of an increase in corporate fixed income of $1.9 million, an increase in municipal bonds of $1.4 million and an increase in equity securities of $0.2 million.


Investment Banking
------------------

 Investment banking revenues for this year's third quarter decreased $1.6 million or 21% compared to the comparable 2000 period. The decrease was comprised of a decrease in corporate underwritings of $1.2 million, due to unfavorable conditions in the stock market, and a decrease in fixed income underwriting of $0.4 million.


Investment Gains
----------------

 Investment gains for this year's third quarter increased $1.6 million compared to the comparable 2000 period. The increase was primarily due to the investment portfolio held at First Albany Companies Inc, the Parent Company.


Net Interest Income
-------------------

Net interest income for this year's third quarter decreased $1.0 million or 55% reflecting a decrease in the Company's stock loan conduit business and an increase in short term bank loans relating to continued operations.


                          FIRST ALBANY COMPANIES INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                (Continued)
=============================================================

Compensation and Benefits
-------------------------

Compensation and benefits expense for this year's third quarter increased $3.9 million or 18% compared to the same period of 2000, due partially to an increase in net revenues, changes in the revenue mix and an increase in personnel in new markets.


Occupancy and Depreciation
--------------------------

Occupancy and depreciation expense for this year's third quarter increased $0.7 million or 49% compared to the same period of 2000, partially due to an increase in office rental expense.


Equity in gains (losses) of affiliates
--------------------------------------

 Equity in gains (losses) of affiliates for this year's third quarter increased $5.5 million due to an increase in the net income of Mechanical Technology Incorporated. (See note 3)


Income Taxes
------------

Income tax benefits for this year's third quarter decreased $0.3 million or 28% due to a change in pre-tax losses and a reduction in estimated income tax expense related to ongoing income tax audits.


Loss from Discontinued Operations, Net Of Taxes
-------------------------------------------------

 Loss from discontinued operations, net of taxes for this year's third quarter decreased $1.2 million, resulting from the completion of the sale of the Private Client Group network to First Union Securities on August 4, 2000.

 The loss for the third quarter ended September 30, 2001 was the result of legal costs.


                          FIRST ALBANY COMPANIES INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                (Continued)
=============================================================



                                                          2001 vs.
                               Nine Months Ended         2000          Percentage
                           September 30, September 30,  Increase        Increase
(In thousands of dollars)       2001        2000       (Decrease)      (Decrease)
------------------------------------------------------------------------------------
Revenues
 Commissions                $ 11,069     $ 12,604       $ (1,535)        (12)%
 Principal transactions       69,755       42,749         27,006          63%
 Investment banking           14,516       21,701         (7,185)        (33)%
 Investment gain (loss)         (461)         246           (707)       (287)%
 Interest income              20,332       63,170        (42,838)        (68)%
 Fees and others               4,228        3,486            742          21%
-------------------------------------------------------------------------------------
Total revenues               119,439      143,956        (24,517)        (17)%
 Interest expense             18,019       57,711        (39,692)        (69)%
-------------------------------------------------------------------------------------
Net revenues                 101,420       86,245         15,175          18%
-------------------------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits    81,662       65,859         15,803          24%
 Clearing, settlement and
  brokerage costs              1,964        2,153           (189)         (9)%
 Communications and
  data processing              7,834        6,694          1,140          17%
 Occupancy and depreciation    5,716        4,121          1,595          39%
 Selling                       4,951        4,325            626          14%
 Other                         4,004        3,019            985          33%
-------------------------------------------------------------------------------------
Total expenses
 (excluding interest)        106,131       86,171         19,960          23%
-------------------------------------------------------------------------------------
Operating (loss) income       (4,711)          74         (4,785)      (6466)%
-------------------------------------------------------------------------------------
Equity in gains (losses) of affiliates:
 Gain/(loss) before cumulative
  effectof change in accounting
  principle                      304       (3,640)         3,944         (108)%
 Cumulative effect of accounting
  change forderivative financial
  instruments for affiliates
  own stock (see note 3)         486           -             486          100%
 Cumulative effect of accounting
  change forderivative financial
  instruments (see note 3)     2,023           -           2,023          100%
-------------------------------------------------------------------------------------
Total equity in gains (losses)
  of affiliates                2,813       (3,640)         6,453         (177)%
-------------------------------------------------------------------------------------
(Loss) income before
 income taxes                 (1,898)       (3,566)        1,668           47%
Income tax (benefit)          (1,385)       (1,107)         (278)         (25)%
-------------------------------------------------------------------------------------
(Loss) income from
 continuing operations          (513)       (2,459)        1,946           79%
-------------------------------------------------------------------------------------
Loss (income) from discontinued
 operations,net of taxes        (826)          422        (1,248)        (296)%
Gain on sale of discontinued
 operations,net of taxes         -          22,799       (22,799)             -
-------------------------------------------------------------------------------------
Net (loss) income            $(1,339)      $20,762     $ (22,101)        (106)%
=====================================================================================

Net interest income
 Interest income            $ 20,332      $ 63,170     $ (42,838)         (68)%
 Interest expense             18,019        57,711       (39,692)         (69)%
-------------------------------------------------------------------------------------
Net interest income          $ 2,313        $5,459     $  (3,146)         (58)%
=====================================================================================



                          FIRST ALBANY COMPANIES INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                (Continued)
================================================================



Nine-Month Periods Ended September 30, 2001 and September 30, 2000
------------------------------------------------------------------

Commissions
-----------

 Commission revenues for this year's first nine months decreased $1.5 million or 12% compared to the comparable 2000 period primarily due to a decrease in listed agency transactions.

Principal Transactions
----------------------

 Principal transactions for this year's first nine months increased $27.0 million or 63% compared to the comparable 2000 period. This amount was comprised of an increase in corporate fixed income of $19.4 million, an increase in municipal bonds of $6.5 million and an increase in equity securities of $1.1 million.

Investment Banking
------------------

 Investment banking revenues for this year's first nine months decreased $7.2 million or 33% compared to the comparable 2000 period. The decrease was comprised of a decrease in corporate underwritings of $7.1 million, due to unfavorable conditions in the stock market, and a decrease in fixed income underwriting of $0.1 million.

Net Interest Income
-------------------

    Net Interest Income for this year's first nine months decreased $3.1 million or 58% reflecting a decrease in the Company's stock loan conduit business and an increase in short term borrowings relating to continued operations.

Compensation and Benefits
-------------------------

 Compensation and Benefits for this year's first nine months increased $15.8 million or 24% compared to the same period of 2000, attributed primarily to an increase in net revenues.

Occupancy and Depreciation
--------------------------

 Occupancy and depreciation expense for this year's first nine months increased $1.6 million or 39% compared to the same period of 2000, partially due to an increase in office rental expense.

Equity in gains (losses) of affiliates
--------------------------------------

 Equity in gains (losses) of affiliates for this year's first nine months increased $6.5 million due to an increase in the net income of Mechanical Technology Incorporated. (See note 3)

Income Taxes
------------

Income tax benefits for this year's first nine months increased $0.3 million or 25% due to a change in pre-tax losses and a reduction in estimated income expense related to ongoing income tax audits.


Income from Discontinued Operations, Net Of Taxes
-------------------------------------------------

 Income from discontinued operations, net of taxes for this year's first nine months decreased $1.2 million, resulting from the completion of the sale of the Private Client Group network to First Union Securities on August 4, 2000. The loss for the nine months ending September 30, 2001 was the result of legal costs.




                          FIRST ALBANY COMPANIES INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                (Continued)
=======================================================================



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

 At September 30, 2001 First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

 Management believes that funds provided by operations and a variety of bank lines-of-credit-totaling
$470 million of which approximately $284 million were unused as of September 30, 2001-will provide sufficient resources to meet present and reasonably foreseeable short-term financing needs.

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

 In October 2001, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the quarter ended September 30, 2001, along with a 5% stock dividend, payable on November 29, 2001 to shareholders of record on November 15, 2001.

 In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock. Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time over the next 18 months. Shares purchased under the program will be held in treasury and used for general corporate purposes. At September 30, 2001 the Company had repurchased approximately 495,000 shares pursuant to this program with an aggregate cost of $4.8 million.

 On December 27, 2000 the Company entered into a Put and Call Option Agreement (the "Option Agreement") with Mechanical Technology Incorporated ("MTI"). MTI purchased the option from the Company for $945,000. The Option Agreement was entered into to provide independent credit support for a loan to MTI from Key Bank, N.A. (the "Loan"). The Option Agreement provides that MTI may put 6.3 million shares of the Plug Power Inc. common stock pledged as collateral on the Loan at $4 per share and the Company has the right to either purchase such shares or take an assignment of all of the bank's rights under the Loan. The Option Agreement originally expired on April 27, 2001 but was amended to extend the expiration date to August 27, 2001 for a fee of $200,000. The Option Agreement expired on August 27, 2001 and was not renewed.

 The Company believes that funds provided by operations will be sufficient to fund the acquisition of office equipment, leasehold improvements, current long-term loan repayment requirements, and other long-term requirements.


                          FIRST ALBANY COMPANIES INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                (Continued)
========================================================================

New Accounting Pronouncements
-----------------------------

 In July 2001, the Financial Accounting Standards Board issued statement No. 141, "Business Combinations", and statement No. 142,
"Goodwill and Other Intangible Assets". These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value.

 Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. The Company is currently analyzing the impact of these Statements.


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

 Following is a discussion of the Company's primary market risk exposures as of September 30, 2001, including a discussion of how those exposures are currently managed.

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

 A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its inventory position. The fair market value of these securities included in the Company's inventory at September 30, 2001 was $172.9 million. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent decrease in interest rates. At September 30, 2001, the potential change in fair value, assuming this hypothetical decrease, was $8.1 million. The actual risks and results of such adverse effects may differ substantially.


                          FIRST ALBANY COMPANIES INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                (Continued)
========================================================================


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

 Marketable equity securities included in the Company's inventory at September 30, 2001, which were recorded at a fair value of $8.8 million, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.9 million.
The actual risks and results of such adverse effects may differ substantially. The Company's investment portfolio, excluding its investment in MTI (see Note 3), at September 30, 2001 had an estimated fair value of $7.2 million. This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.7 million. Actual results may differ.


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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

  (a)     Exhibits

     Item No.  Item
     --------  ----
     (10.28) First Albany Companies Inc. Employee Stock Purchase Plan (filed as registration No. 333-60244 (form S-8) dated May 4, 2001.

     (11)      Statement Re:  Computation of Per Share Earnings (filed herewith)

  (b)    Reports on Form 8-K

               No Form 8K was filed during the quarter ended September 30,2001.





                          FIRST ALBANY COMPANIES INC.
                       COMPUTATION OF PER SHARE EARNINGS
==============================================================


=====================================================================================
                                   Three Months Ended          Nine Months Ended
(In thousands, except for)   September 30,  September 30,  September 30,  September 30,
   share amounts)                 2001           2000           2001          2000
-------------------------------------------------------------------------------------

Basic:


---------------------------------------------------------------------------------------

Income (loss) from
 continuing operations          $ 547           $(1,974)        $ (513)       $(2,459)
(Loss) income from
 discontinued operations,
 net of taxes                    (826)           (2,040)          (826)           422
Gain on sale of discontinued
 operations net of taxes            -            22,799              -         22,799
---------------------------------------------------------------------------------------
Net (loss) income              $ (279)          $18,785        $(1,339)      $ 20,762
=======================================================================================
Weighted average number of shares
 outstanding during the period   8,424            8,771          8,370          9,098
---------------------------------------------------------------------------------------
Income (loss) per share for
 continuing operations        $  0.06            $ (0.23)      $  (0.06)       $ (0.27)
(Loss) income per share for
 discontinued operations        (0.10)             (0.23)         (0.10)          0.04
Gain per share for sale of
 discontinued Operations           -                2.60              -           2.51
----------------------------------------------------------------------------------------
Net (loss) income per share   $ (0.04)           $  2.14       $  (0.16)       $  2.28
=======================================================================================


Dilutive:
---------------------------------------------------------------------------------------
(Loss) income from
 continuing operations          $ 547            $(1,974)         $ (513)     $ (2,459)
(Loss) income from discontinued
 operations,net of taxes         (826)            (2,040)           (826)          422
Gain on sale of discontinued
 operations, net of taxes          -              22,799             -          22,799
---------------------------------------------------------------------------------------
Net (loss) income              $ (279)           $18,785         $(1,339)    $  20,762
=======================================================================================


Weighted average number of shares
 outstanding during the period  8,424              8,771           8,370         9,098
Effect of dilutive common
  equivalent shares               379                 -                -             -
---------------------------------------------------------------------------------------
Weighted average shares and common
  equivalent shares outstanding 8,803              8,771           8,370         9,098
---------------------------------------------------------------------------------------
(Loss) income per share for
 continuing operations         $ 0.06             $ (0.23)       $ (0.06)      $ (0.27)
(Loss) income per share for
 discontinued operations        (0.09)              (0.23)         (0.10)         0.04
Gain per share for sale of
 discontinued Operations         -                   2.60             -           2.51
---------------------------------------------------------------------------------------
Net (loss) income per share  $  (0.03)             $ 2.14        $ (0.16)     $   2.28



**Per share figures and shares outstanding have been restated for all dividends declared.


                                SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                          First Albany Companies Inc.
                     ---------------------------------------------
                              (Registrant)


                               /S/ ALAN P. GOLDBERG
Date:  November 12, 2001       ---------------------------------------------
                               Alan P. Goldberg
                               President/Co-Chief Executive Officer

	                       /S/ STEVEN R. JENKINS
Date:  November 12, 2001       ---------------------------------------------
                               Steven R. Jenkins
                               Chief Financial Officer
                               (Principal Accounting Officer)

