Form 10-K
period 2001-12-31
FIRST ALBANY COMPANIES INC
filed 2002-04-01
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001 Commission file number 014140

F I R S T   A L B A N Y   C O M P A N I E S   I N C .

(Exact name of registrant as specified in its charter)

New York	22-2655804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 S. Pearl Street, Albany, New York	12201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(518) 447-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act

Common stock par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

As of March 15, 2002, 8,589,378 shares, par value $.01 per share, were outstanding.  The aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the closing price of Registrant’s shares as reported on the NASDAQ system on March 15, 2002, which was $7.20 was $46,488,470.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

Part I

Item 1.  Business

First Albany Companies Inc. (the “Company”) is the parent Company of First Albany Corporation (“First Albany”), First Albany Asset Management Corporation and FA Technology Ventures Corporation. First Albany is a research driven investment banking and capital markets boutique providing corporate and public finance services and the trading of corporate, government and municipal securities for institutions. First Albany Asset Management Corporation is an investment advisor managing the assets of institutions and individuals. FA Technology Ventures Corporation manages private equity funds, providing venture financing to emerging growth companies.

In August 2000 First Albany divested its retail brokerage operation, the Private Client Group.  The operating results of the Private Client Group are reported as discontinued operations.

The Company (formed in 1985) and First Albany (formed in 1953) are New York corporations.  First Albany is a member of the New York Stock Exchange, Inc. (“NYSE”), the American Stock Exchange, Inc. (“ASE”), the Boston Stock Exchange, Inc. (“BSE”) and various other exchanges and is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”).  First Albany is also a member of the National Association of Securities Dealers, Inc. (“NASD”) and the Securities Investor Protection Corporation (“SIPC”), which insures customer funds and securities deposited with a broker-dealer up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.  First Albany has obtained additional coverage of $7,500,000 per customer from First City Partnership Limited and is underwritten by Lloyd’s of London which is rated A- (Excellent) by A.M. Best

Sources of Revenues

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows (excludes discontinued operations):

For the Years Ended	December 31, 2001		December 31, 2000		December 31, 1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands of dollars)
Commissions	$14,533	9.0%	$17,654	9.1%	$14,962	9.6%
Principal transactions	94,319	58.1%	58,421	30.1%	50,979	32.8%
Investment banking	22,306	13.8%	33,741	17.4%	29,679	19.1%
Investment (losses) gains	(219)	(0.1)%	(669)	(0.3)%	(1,749)	(1.1)%
Fees and other	5,272	3.2%	4,761	2.5%	4,584	2.9%
Total operating revenues	136,211	84.0%	113,908	58.8%	98,455	63.3%
Interest income	26,011	16.0%	79,920	41.2%	57,088	36.7%
Total revenues	$162,222	100.0%	$193,828	100.0%	$155,543	100.0%

Securities Commissions

In executing customers’ orders to buy or sell listed securities and securities in which it does not make a market, First Albany generally acts as an agent and charges a commission.

Principal Transactions

First Albany buys and maintains inventories of municipal debt (tax-exempt and taxable), corporate debt, convertible securities and equity securities as a “market maker” for sale of those securities to other dealers and to customers.  As of December 31, 2001, First Albany made a market in 158 common stocks quoted on National Association of Securities Dealers Automated Quotation (“NASDAQ”).  Most of the inventory positions are carried for the purpose of generating sales credits by the institutional sales force.  First Albany also trades tax-exempt and taxable municipal bonds, and taxable debt securities, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities; and corporate obligations.  Principal transactions have been a significant source of revenue and should continue to be so in the future.

First Albany’s trading activities require the commitment of capital and may place First Albany’s capital at risk. All inventory positions are marked to the market at a minimum on a weekly basis.  First Albany also has an institutional municipal risk trading operation, in which certain inventory positions are hedged by highly liquid future contracts and U.S. Government Securities.  The following table sets forth the highest, lowest, and average month-end inventories (including the net of securities owned and securities sold, but not yet purchased) for calendar 2001 by securities category where First Albany acted as principal.

	Highest Inventory	Lowest Inventory	Average Inventory
	(In thousands of dollars)
State and municipal bonds	$236,195	$139,439	$179,146
Corporate obligations	58,807	20,087	38,627
Corporate stocks	9,405	4,578	7,074
U.S. Government and federal agencies obligations	(6,963)	(52,531)	(31,940)

Investment Banking

First Albany manages, co-manages, and participates in corporate and municipal securities offerings. For the periods indicated, the table below highlights the number and dollar amount of corporate and municipal securities offerings managed or co-managed by First Albany and the number and amount of First Albany’s underwriting participations in syndicates, including those managed or co-managed by First Albany:

Corporate Stock and Bond Offerings
	Managed or Co-Managed		Syndicate Participations
Year Ended	Number of Issues	Amount of Offering	Number of Participations	Amount of Participation
	(In thousands of dollars)
December 2001	3	$275,138	9	$22,732
December 2000	14	2,226,350	78	246,503
December 1999	19	1,648,114	173	302,440

Municipal Bond Offerings
	Managed or Co-Managed		Syndicate Participations
Year Ended	Number of Issues	Dollar Amount	Number of Participations	Dollar Amount
	(In thousands of dollars)
December 2001	331	$30,430,595	364	$4,532,902
December 2000	265	21,950,526	279	3,100,034
December 1999	289	27,686,276	331	3,626,019

Participation in an underwriting syndicate or selling group involves both economic and regulatory risks.  An underwriter or selling group member may incur losses if it is forced to resell the securities it has committed to purchase at less than the agreed-upon purchase price.

Operations

First Albany’s operations include: execution of orders; processing of transactions; receipt, identification, and delivery of funds and securities; custody of customers’ securities; internal financial control; and compliance with regulatory and legal requirements.  First Albany clears its own securities transactions.

The volume of transactions handled by the operations staff fluctuates substantially.  The monthly number of purchase and sale transactions, adjusted for the sale of the Private Client Group, processed for the periods indicated were as follows:

	Number of Monthly Transactions
Year Ended	High	Low	Average
December 2001	81,359	48,408	69,484
December 2000	113,332	62,848	80,488
December 1999	83,929	35,355	54,657

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

Research

First Albany maintains a professional staff of equity and fixed income analysts.  Research is focused on several industry sectors, including technology, energy and alternative energy.  First Albany employs 10 senior analysts who support First Albany’s institutional equities and corporate finance activities, and 8 analysts who support its fixed income activities.

First Albany’s scope of research in the technology sector is enhanced by maintaining a strategic alliance with the META Group, Inc. (“META”).  META, an independent market assessment company, provides research and analysis of developments and trends in information technology (“IT”), including computer hardware, software, communications and related information technology industries, to both IT users and IT vendors.  The alliance with META enables First Albany to provide investors with market sector analysis insights drawn from META’s data bank of technology trends, user experiences, and vendor pricing and negotiating tactics.

Research services include review and analysis of the economy, general market conditions, technology trends, industries and specific companies via both fundamental and technical analyses; recommendations of specific action with regard to industries and specific companies; and responses to inquiries from customers.

Employees

At December 31, 2001, the Company had 382 full-time employees, of which 117 were institutional salespeople and institutional traders, 158 were in other revenue producing positions, 26 were in operations, and 81were in other support and administrative functions.

Salespeople, traders, investment bankers and others are required to take examinations given by the NASD and approved by the NYSE and all principal exchanges as well as state securities authorities in order to be registered. There is strong competition among securities firms for salespeople, traders, investment bankers and research analysts with proven production records.  The Company considers its employee relations to be good and believes that its compensation and employee benefits are competitive with those offered by other securities firms.  None of the Company’s employees are covered by a collective bargaining agreement.

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

Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws.  The SEC is the federal agency charged with administration of the federal securities laws.  Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges.  These self-regulatory organizations adopt rules (subject to approval by the SEC), which govern the industry and conduct periodic examinations of member broker-dealers.  Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.  First Albany is currently registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico.

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

Net Capital Requirements

As a broker-dealer and member of the NYSE, First Albany is subject to the Uniform Net Capital Rule promulgated by the SEC. The rule is designed to measure the general financial condition and liquidity of a broker-dealer, and it imposes a minimum amount of net capital requirement deemed necessary to meet the broker-dealer’s continuing commitments to its customers.

A broker-dealer is required to maintain certain net capital standards.  Compliance with the Net Capital Rule may limit those operations which require the use of its capital for purposes, such as maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances.  Net capital and aggregate debit balances change from day to day and, at December 31, 2001, First Albany’s net capital was $25,659,000 which was 217.3% of aggregate debit balances (2% minimum requirement) and $24,659,000 in excess of required minimum net capital.

Risk Factors Affecting the Company and the Financial Services Industry

The financial services industry is characterized by frequent change, the effects of which have been difficult to predict. In addition to an evolving regulatory environment, the industry has been subject to radical changes in pricing structure, alternating periods of contraction and expansion and intense competition from within and outside the industry.

Fluctuating Securities Volume and Prices

There are substantial fluctuations in volume and price levels of securities transactions in the financial services industry. These fluctuations can occur on a daily basis and over longer periods as a result of national and international economic and political events, and broad trends in business and finance, as well as interest rate movements. Reduced volume and prices generally result in lower brokerage and investment banking revenues, losses from trading as principal and from underwriting. Periods of reduced volume will adversely affect profitability because fixed costs remain relatively unchanged. To the extent that purchases of securities are permitted to be made on margin, securities firms also are subject to risks inherent in extending credit. These risks are particularly high during periods of rapidly declining markets because a market decline could reduce collateral value below the amount of a customer’s indebtedness. In a period of reduced margin usage by clients, the interest revenue of a securities firm may be adversely affected. In the past, heavy trading volume has caused clearance and processing problems for securities firms, and this could occur in the future. In addition, securities firms face risk of loss from errors that can occur in the execution and settlement process.

Industry Changes and Competitive Factors

The financial services industry has had considerable consolidation as numerous financial services firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than the Company.  In addition, a number of heavily capitalized companies that were not previously engaged in the financial services business have made investments in and acquired financial services firms. Increasing competitive pressures in the financial services industry require firms of similar size to offer to their customers many of the services that are provided by much larger firms that have substantially greater resources than the Company.

Certain institutions, notably commercial banks and thrift institutions, have become a competitive factor in the financial services industry by offering investment banking and corporate and individual financial services traditionally provided only by securities firms. Commercial banks, generally, are expanding their securities activities and their activities relating to the provision of financial services, and are deriving more revenue from these activities. In addition, in November 1999, legislation was passed that effectively repealed certain laws that separated commercial banking, investment banking and insurance activities. This legislation allows commercial banks, securities firms and insurance firms to affiliate, which may accelerate consolidation and lead to increasing competition in markets traditionally dominated by investment banks and brokerage firms. Continued expansion of the type and extent of competitive services that banks and other institutions offer, or further repeal or modification of administrative or legislative barriers may adversely affect firms such as the Company.

Regulation

The Company’s business is subject to regulation by various regulatory authorities that are charged with protecting the interests of broker-dealers’ and investment advisers’ customers. See “Regulation” above.

Effect of Net Capital Requirements

The SEC and the NYSE have stringent rules with respect to the net capital requirements of securities firms.  A significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiary to expand or even maintain their present levels of business.  See “Net Capital Requirements” above.

Litigation

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits seeking substantial damages. The Company is also involved from time to time in governmental and self-regulatory agency investigations and proceedings.  There has been an increased incidence of litigation in the financial services industry in recent years, including customer claims as well as class action suits seeking substantial damages. See “Item 3. Legal Proceedings.”

Item 2.  Properties

The Company currently leases all of its office space.  The Company’s executive offices and brokerage operations are located in Albany, New York.  The term of the lease expires in 2004.

 A list of locations is as follows:

Albany, NY

Hartford, CT

Richmond (Glen Allen), VA

Bonita Springs, FL

Los Angeles, CA

San Francisco, CA

Boston, MA

Minneapolis, MN

Sewickley, PA

Chadds Ford, PA

Morristown, NJ

Stamford, CT

Chicago, IL

New York, NY

Wellesley, MA

Denver, CO

Rancho Santa Fe, CA

Item 3.  Legal Proceedings

In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims.  Certain of these are class actions that seek unspecified damages, which could be substantial.  Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely of adverse dispositions.  Although further losses are possible, the opinion of management, based upon the advice of its attorneys and General Counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company’s liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock trades on the NASDAQ Stock Market under the symbol “FACT”.  As of March 11, 2002 there were approximately 2,540 holders of record of the Company’s common stock.  The following table sets forth the high and low bid quotations for the common stock as adjusted for subsequent stock dividends during each quarter for the fiscal years ended:

	Quarter Ended
2001	Mar. 31	June 30	Sept. 30	Dec. 31
Stock Price Range
High	$11.85	$14.33	$11.10	$6.49
Low	7.37	6.72	5.95	5.46
Cash Dividend per Share	0.05	0.05	0.05	0.05

2000
Stock Price Range
High	$34.92	$28.34	$19.62	$12.93
Low	11.68	15.65	13.27	6.24
Cash Dividend per Share	0.05	0.05	0.05	0.05

Item 6.  Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.

	For the years ended
	2001	2000	1999	1998	1997
Operating Results
Operating Revenues	$136,211	$113,908	$98,455	$94,130	$69,079
Interest income	26,011	79,920	57,088	44,849	43,828
Total revenues	162,222	193,828	155,543	138,979	112,907
Interest expense	22,271	73,205	51,546	39,639	38,367
Net revenues	139,951	120,623	103,997	99,340	74,540
Expenses (excluding interest)	145,760	118,782	108,722	95,844	78,871
Operating income (loss)	(5,809)	1,841	(4,725)	3,496	(4,331)
Equity in income (loss) of affiliate	1,271	(6,202)	(3,629)	(1,488)	1,168
Income (loss) before income taxes	(4,538)	(4,361)	(8,354)	2,008	(3,163)
Income tax expense (benefit)	(2,608)	(1,428)	(3,494)	186	(1,360)
Income (loss) from continuing operations before extraordinary gain and discontinued operations	(1,930)	(2,933)	(4,860)	1,822	(1,803)
Extraordinary gain, net of taxes	–	–	–	–	305
Income (loss) from discontinued operations, net of taxes	(1,062)	422	5,273	2,516	3,454
Gain on sale of discontinued operations, net of taxes	–	22,799	–	–	–
Net income (loss)	$(2,992)	$20,288	$413	$4,338	$1,956
Per common share:
Income (loss) from continuing operations:
Basic	$(0.23)	$(0.33)	$(0.54)	$0.21	$(0.22)
Dilutive	(0.23)	(0.33)	(0.54)	0.19	(0.22)
Cash dividend	0.20	0.20	0.20	0.20	0.20
Book value	7.38	7.91	5.91	5.49	5.17

	For the years ended
	2001	2000	1999	1998	1997
Financial condition:
Total assets	$1,109,084	$646,125	$1,008,134	$842,898	$831,921
Notes payable	12,028	2,933	5,480	4,750	7,271
Obligations under capital leases	2,958	2,591	4,917	3,688	3,088
Subordinated debt	6,000	6,000	7,500	7,500	7,500
Stockholders’ equity	62,875	66,106	53,116	48,408	44,548

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS ENVIRONMENT

First Albany Corporation (First Albany), a wholly owned subsidiary of First Albany Companies Inc. (the Company), is a broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of various exchanges and the National Association of Securities Dealers, Inc.  Its primary business includes the underwriting, distribution, and trading of fixed income and equity securities.  The investment banking and brokerage businesses earn revenues in direct correlation with the general level of trading activity in the stock and bond markets.  This level of activity cannot be controlled by the Company; however, many of the Company’s costs are fixed.  This is a highly competitive business.  Therefore, the Company’s earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

The year 2001 was another difficult year for the equity markets.  Stock prices, as measured by the S&P 500 returned -13.0% and the Dow Jones Industrial Average returned -5.44%.  The NASDAQ Composite Index, continued it’s downward slide from the mania-like performance of 1999 and returned -21.05%, ending all talk of “the new paradigm”.  And, as we witnessed in 2000, while stocks were declining the credit markets provided a safe haven.  The return for the Lehman Brothers government/credit bond index was 8.51%.  The negative returns from stocks and positive returns from bonds are to be expected as a component of the down part of a stock market-business-interest rate cycle.

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

	Twelve Months Ended December 31:
	2001	2000	1999
	(In thousands of dollars)
Revenues
Commissions	$14,533	$17,654	$14,962
Principal transactions	94,319	58,421	50,979
Investment banking	22,306	33,741	29,679
Investment (losses) gain	(219)	(669)	(1,749)
Interest income	26,011	79,920	57,088
Fees and others	5,272	4,761	4,584
Total revenues	162,222	193,828	155,543
Interest expense	22,271	73,205	51,546
Net revenues	139,951	120,623	103,997
Expenses (excluding interest)
Compensation and benefits	113,554	90,541	82,325
Clearing, settlement and brokerage costs	2,522	2,918	2,895
Communications and data processing	10,716	9,220	8,351
Occupancy and depreciation	7,803	5,749	5,307
Selling	6,369	6,320	5,474
Other	4,796	4,034	4,370
Total expenses (excluding interest)	145,760	118,782	108,722
Operating income (loss)	(5,809)	1,841	(4,725)
Equity in income (loss) of affiliate	1,271	(6,202)	(3,629)
Loss before income tax	(4,538)	(4,361)	(8,354)
Income tax benefit	(2,608)	(1,428)	(3,494)
Loss from continuing operations	(1,930)	(2,933)	(4,860)
Income (loss) from discontinued operations, net of taxes	(1,062)	422	5,273
Gain on sale of discontinued operations, net of taxes	–	22,799	–
Net income (loss)	$(2,992)	$20,288	$413

Net interest income
Interest income	$26,011	$79,920	$57,088
Interest expense	22,271	73,205	51,546
Net interest income	$3,740	$6,715	$5,542

Net Income (loss)

For the year ended December 31, 2001, the Company (including discontinued operations) had a consolidated net loss of $3.0 million, compared to net income of $20.3 million in 2000 and $0.4 million in 1999 which represented a net loss of $0.36 per diluted share, compared to net income of $2.26 in 2000 and $0.05 in 1999, respectively.  The net income in 2000 was favorably impacted by the sale of the Private Client Group that resulted in a $22.8 million gain.

For the year ended December 31, 2001, the operating loss from continuing operations was $5.8 million on net revenues of $140.0 million compared to operating income of $1.8 million on net revenues of $120.6 million in 2000 and an operating loss of $4.7 million on net revenues of $104.0 million in 1999.

For the year ended December 31, 2001, the Company’s consolidated net loss from continuing operations was $1.9 million, compared to net loss of $2.9 million in 2000 and $4.9 million in 1999 which represented a net loss of $0.23 per diluted share, compared to a loss of $0.33 in 2000 and $0.54 in 1999, respectively.  First Albany Corporation, the registered broker-dealer, had a net loss from continuing operations of $1.8 million in 2001, compared to net income of $2.5 million in 2000 and a loss of $0.6 million in 1999.  The Company’s equity investment in Mechanical Technology Inc. resulted in $1.3 million of revenue in 2001, compared to a loss of $6.2 million in 2000 and a loss of $3.6 million in 1999.  The loss from the brokerage business was due to the weak equity market, poor corporate investment banking results and costs of restructuring our workforce in the equity business; compounded by the impact of the events on September 11, 2001.

Due to the sale of the Private Client Group, the Company retail brokerage network’s operating results are reported as discontinued operation.  For the year ended December 31, 2001, the Company’s loss from discontinued operations was $1.1 million compared to net income of $0.4 million in 2000 and $5.3 million in 1999, a loss of $0.13 per diluted share, compared to income of $0.05 in 2000 and $0.59 in 1999, respectively.  Losses from discontinued operations in 2001 were the result of legal costs incurred related to the Private Client Group.

The Parent Company’s investment portfolio is accounted for at market value except for Mechanical Technology Inc. (MTI) which is recorded under the equity method.  The aggregate market value of the investment portfolio decreased by $49.7 million from $96.6 million at December 31, 1999 to $46.9 million at December 31, 2000, and by $7.3 million from December 31, 2000 to $39.6 million at December 31, 2001.  The decline in the investment portfolio was primarily driven by a decrease in the market value of Mechanical Technology Inc. (NASDAQ: MKTY).  The Company’s investment in MTI is recorded under the equity method because the Company owns more than 20% of MTI’s common stock and has the ability therefore to exercise significant influence over MTI.  The Company does not recognize changes in the market value of this investment in the income statement.  Changes in the value of the Company’s investment portfolio could positively or negatively impact future financial results.

Commissions

Commission revenues decreased $3.1 million or 18% in 2001 primarily due to decreases in listed agency transactions.  Commission revenues increased $2.7 million or 18% in calendar 2000 primarily due to increases in listed agency transactions.

Principal Transactions

Principal transactions increased $35.9 million or 61% in 2001. This amount was comprised primarily of an increase in taxable fixed income securities of $33.7 million, an increase in tax-exempt fixed income securities of $0.3 million and an increase of $1.9 million in equity securities.

In 2000, principal transactions increased $7.4 million or 15% from 1999. This amount was comprised primarily of an increase in taxable fixed income securities of $5.0 million, an increase in tax-exempt fixed income securities of $4.9 million, an increase of $0.6 million in equity securities and a decrease of $3.1 million in our convertible trading department, which was closed in June 2000.

Investment Banking

Investment banking revenues decreased $11.4 million or 34% in 2001.  Revenues from corporate underwriting decreased $13.4 million, while fixed income underwriting revenues increased $2.0 million.

In 2000, investment banking revenues increased $4.1 million or 14% from 1999.  Revenues from corporate underwriting increased $5.9 million, while fixed income underwriting revenues decreased $1.8 million.

Investment (Loss) Gain

In 2000, investment (loss) gain decreased $1.1 million or 62% from 1999 due primarily to an increase in the investment portfolio accounted for at market value held at the Parent Company.

Net Interest Income

Net interest income decreased $3.0 million or 44% in 2001 due primarily to an increase in short term bank loans relating to continued operations and a decrease in the Company’s stock loan conduit business.

In 2000, net interest income increased $1.2 million or 21% from 1999 due primarily to an increase in the Company’s average capital base.

Compensation and Benefits

Compensation and benefits increased $23.0 million or 25% in 2001 due primarily to the increase in net revenues, excluding investment gains/(losses).

In 2000, compensation and benefits increased $8.2 million or 10% from 1999 due primarily to the increase in net revenues, excluding investment gains/(losses).

Communications and Data Processing

Communications and data processing expense increased $1.5 million or 16% in 2001, due primarily to an increase in market data related services.

In 2000, communications and data processing expense increased $0.9 million or 10% from 1999 due partially to a greater number of equity securities transactions.

Occupancy and Depreciation

Occupancy and depreciation expense increased $2.1 million or 36% in 2001, due primarily to an increase in office rental expense.

Equity in Income (loss) of Affiliate

Equity in income of affiliate increased $7.5 million in 2001 due to an increase in the net income of Mechanical Technology Incorporated.  (See note 7 to the consolidated financial statements)

In 2000, equity in loss of affiliate increased $2.6 million or 71% from 1999, due to an increase in operating losses of Mechanical Technology Incorporated.  (See note 7 to the consolidated financial statements)

Income Tax Benefit

Income tax benefit increased $1.2 million or 83% in 2001 due mainly to a change in the taxable components in the loss before income tax and a change in the estimated tax expense related to ongoing income tax audits.

In 2000, income tax benefit decreased $2.1 million or 59% from 1999 due mainly to a change in the taxable components in the loss before income tax.

Income (loss) from Discontinued Operations, Net of Taxes

Income (loss) from discontinued operations, net of taxes decreased $1.5 million in 2001 resulting primarily from the completion of the sale of the Private Client Group.  The loss for 2001 was the result of legal costs pertaining to the Private Client Group.

In 2000, income from discontinued operations, net of taxes decreased $4.9 million or 92% from 1999 primarily from the completion of the sale of the Private Client Group.

LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the Company’s assets, similar to other brokerage and investment banking firms, are liquid, consisting of cash and assets readily convertible into cash.  These assets are financed primarily by the Company’s payables to brokers and dealers, securities loaned, bank line of credits and customer payables.  The level of assets and liabilities will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions.

As of December 31, 2001, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission. The amount of the broker-dealer’s net assets that may be distributed is subject to restrictions under applicable net capital rules. As of December 31, 2001, the Corporation had net capital of $25,659,000, which exceeded minimum net capital requirements by $24,659,000.

As of December 31, 2001, First Albany Corporation has $6 million of subordinated debt outstanding, which matures on December 31, 2002. For net capital purposes, the subordinated debt is considered as capital. The Corporation will seek to refinance this debt during 2002 on a long-term basis. To the extent that the Corporation is not able refinance this debt with subordinated debt, net capital will be reduced by the amount of the subordinated debt.

As of December 31, 2001, the Company had a commitment through July 2011 to invest up to $18,342,000 in FA Technology Ventures, L.P. (the Partnership). The Company intends to fund this commitment from the sale of other investments, including the sale of a portion of its equity investment in Mechanical Technology Inc. (MTI), and operating cash flow. The Partnership’s primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, with a focus on businesses located in New York State, while providing market—rate investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, chairman of the Company, First Albany Enterprise Funding, Inc., a subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership Agreement, under certain conditions, the General Partnership is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner has contracted with FA Technology Ventures Corporation (FATV), a wholly owned subsidiary of the Company, to act as an investment advisor to the General Partner. As of December 31, 2001, the Company had an additional commitment through July 2011to invest up to $13,802,000 in parallel funds with the Partnership, which it intends to fund through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the commitment related to EIF will be funded by employees; however, the Company must fund any amount, which is not. Some individuals who are members of the General Partnership have established their own fund to invest at least $2,600,000 in parallel with the Partnership. This fund is managed by FATV GP LLC. The fund is not charged a management fee by FATV GP LLC.

Related to the sale of the Company’s equity investment in MTI, the Company has entered into a plan under Rule 10b5-1 under the Securities Act of 1933, dated December 27, 2001, to sell up to 1,400,000 shares of MTI common stock in 2002. The Company owned 11,753,745 shares of MTI common stock as of December 31, 2001. As of March 15, 2002, the Company had sold approximately 350,000 shares at an average price of $3.10 per share.

The Company has net deferred tax assets of $8,444,000 and deferred tax liabilities of $3,912,000 as of December 31, 2001. The Company expects that it will realize the benefit of the deferred tax assets through the combination of future taxable income and income available in years in which the reversal of the asset can be carried back.

The Company enters into underwriting commitments as part of its investment banking business. As of December 31, 2001, the Company did not have any underwriting commitments outstanding.

In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock.  Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time through April 2002.  Shares purchased under the program will be held in treasury and used for general corporate purposes.  As of December 31, 2001, Company has repurchased approximately 495,000 shares pursuant to this program.

Management believes that funds provided by operations and a variety of uncommitted bank lines of credit totaling $400 million, of which approximately $151 million was unused as of December 31, 2001, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs.  Uncommitted lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist.  These uncommitted lines of credit are limited to financing securities eligible for collateralization including Company owned securities and certain customer-owned securities purchased on margin, subject to certain regulatory formulas.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations”, Statement No. 142, “Goodwill and Other Intangible Assets” and Statement No. 143, “Accounting for Asset Retirement Obligations”.  Statements No. 141 and 142 modify accounting for business combinations after June 30, 2001 and will affect the Company’s treatment of goodwill and other intangible assets at the start of fiscal year 2002.  The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value.  Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements’ criteria.  Intangible assets with estimated useful lives will continue to be amortized over those periods.  Amortization of goodwill and intangible assets with indeterminate lives will cease.   Statement No. 143 will require the recognition of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made and is effective for fiscal year 2003.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” which addresses various accounting and reporting matters related to the impairment of long-lived assets and long-lived assets to be disposed of and is effective at the start of fiscal year 2002.

The Company does not believe the adoption of these Statements will have a material impact on financial position or results of operation.

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

The Company trades tax exempt and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities, and corporate obligations.  The Company is also an active market maker in over-the-counter equity markets.  In connection with these activities, the Company may be required to maintain inventories in order to ensure availability and to facilitate customer transactions.  In connection with some of these activities, the Company attempts to mitigate its exposure to such market risk by entering into hedging transactions, which may include highly liquid future contracts, options and U.S. Government securities.

Following is a discussion of the Company’s primary market risk exposures as of December 31, 2001, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company’s inventory at December 31, 2001 was $211.8 million.  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.   At year-end, the potential change in fair value, assuming this hypothetical decrease, was $9.7 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company’s inventory at December 31, 2001, which were recorded at a fair value of $7.7 million, have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.8 million.  The actual risks and results of such adverse effects may differ substantially.  The Company’s investment portfolio at December 31, 2001, excluding MTI (See Note 7), had a fair market value of $7.4 million.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.7 million.  Actual results may differ.

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

CRITICAL ACCOUNTING POLICIES

The following is a summary of the Company’s critical accounting policies.  For a full description of these and other accounting policies see the notes to the consolidated financial statements.

USE OF ESTIMATES

In presenting the consolidated financial statements, management makes estimates regarding the valuation of certain securities owned, the carrying value of investments, including the Company’s equity investment in Mechanical Technology, Inc., the allowance for doubtful accounts, the realization of deferred tax assets, the outcome of litigation, accrued expenses relating to discontinued operations, and other matters that affect the reported amounts and disclosure of contingencies in the financial statements.  Estimates, by their nature, are based on judgment and available information.  Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements and it is possible that such changes could occur in the near term.

FORWARD-LOOKING STATEMENTS

 This document contains forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue,” or similar words.  You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information.  All statements other than historical information should be deemed to be forward-looking statements. We believe that it is important to communicate our future expectations.  However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors.  Such risks include among others, market risk, credit risk and operating risk. These and other risks are set forth in greater detail throughout this document.  We do not intend to update any information in any forward-looking statements we make.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

FINANCIAL STATEMENTS:
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001 and 2000.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

SUPPLEMENTARY DATA:
Selected Quarterly Financial Data (Unaudited)

Report of Independent Accountants

To the Board of Directors and

Stockholders of First Albany Companies Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 50 present fairly, in all material respects, the financial position of First Albany Companies Inc. at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
February 1, 2002
Albany, New York

First Albany Companies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)

	For the years ended
	December 31, 2001	December 31, 2000	December 31, 1999

Revenues
Commissions	$14,533	$17,654	$14,962
Principal transactions	94,319	58,421	50,979
Investment banking	22,306	33,741	29,679
Investment (losses) gains	(219)	(669)	(1,749)
Interest income	26,011	79,920	57,088
Fees and others	5,272	4,761	4,584
Total revenues	162,222	193,828	155,543
Interest expense	22,271	73,205	51,546
Net revenues	139,951	120,623	103,997
Expenses (excluding interest):
Compensation and benefits	113,554	90,541	82,325
Clearing, settlement & brokerage costs	2,522	2,918	2,895
Communications & data processing	10,716	9,220	8,351
Occupancy and depreciation	7,803	5,749	5,307
Selling	6,369	6,320	5,474
Other	4,796	4,034	4,370
Total expenses (excluding interest)	145,760	118,782	108,722
Operating income (loss)	(5,809)	1,841	(4,725)
Equity in income (loss) of affiliate
Loss before cumulative effect of change in accounting principle	(1,238)	(6,202)	(3,629)
Cumulative effect of accounting change for derivative financial instruments for affiliate’s own stock (see note 7)	486	–	–
Cumulative effect of accounting change for derivative financial instruments (see note 7)	2,023	–	–
Total equity in income (loss) of affiliate	1,271	(6,202)	(3,629)
Loss before income taxes	(4,538)	(4,361)	(8,354)
Income tax benefit	(2,608)	(1,428)	(3,494)
Loss from continuing operations	(1,930)	(2,933)	(4,860)
Income (loss) from discontinued operations, net of taxes	(1,062)	422	5,273
Gain on sale of discontinued operations, net of taxes	–	22,799	–
Net income (loss)	$(2,992)	$20,288	$413
Basic earnings per share:
Continuing operations	$(0.23)	$(0.33)	$(0.54)
Discontinued operations	(0.13)	0.05	0.59
Gain on sale of discontinued operations	–	2.54	–
Net income (loss) per share	$(0.36)	$2.26	$0.05
Diluted earnings per share:
Continuing operations	$(0.23)	$(0.33)	$(0.54)
Discontinued operations	(0.13)	0.05	0.59
Gain on sale of discontinued operations	–	2.54	–
Net income (loss) per share	$(0.36)	$2.26	$0.05

The accompanying notes are an integral part
of the consolidated financial statements.

First Albany Companies Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands of dollars)

	As of
	December 31, 2001	December 31, 2000
Assets
Cash	$1,710	$689
Cash and securities segregated for regulatory purposes	7,600	7,000
Securities purchased under agreement to resell	41,219	60,222
Securities borrowed	649,097	291,029
Receivables from:
Brokers, dealers and clearing agencies	7,177	7,070
Customers	14,973	12,325
Others	45,494	23,603
Securities owned	286,185	189,881
Investments	25,641	21,162
Office equipment and leasehold improvements, net	5,607	4,823
Other assets	24,381	28,321
Total Assets	$1,109,084	$646,125
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$248,650	$127,853
Securities loaned	649,224	290,110
Payables to:
Brokers, dealers and clearing agencies	10,567	6,540
Customers	8,509	8,923
Others	11,488	17,535
Securities sold, but not yet purchased	41,157	63,562
Accounts payable	1,981	3,088
Accrued compensation	39,411	28,701
Accrued expenses	14,236	19,776
Income taxes payable		2,407
Notes payable	12,028	2,933
Obligations under capitalized leases	2,958	2,591
Total Liabilities	1,040,209	574,019
Commitments and Contingencies
Subordinated debt	6,000	6,000
Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 500,000 shares; none issued
Common stock; $.01 par value; authorized 50,000,000 shares; issued 9,908,300 and 8,977,333 respectively	99	89
Additional paid-in capital	90,010	80,947
Unearned compensation	(1,050)	(864)
Deferred compensation	915	354
Retained earnings (deficit)	(14,563)	2,046
Treasury stock at cost	(11,484)	(16,466)
Accumulated other comprehensive income, net	(1,052)	—
Total Stockholders’ Equity	62,875	66,106
Total Liabilities and Stockholders’ Equity	$1,109,084	$646,125

The accompanying notes are an integral part
of the consolidated financial statements.

First Albany Companies Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars)

	For the years ended
	December 31, 2001	December 31, 2000
Net income (loss)	$(2,992)	$20,288

Other comprehensive income:

Unrealized loss on available for sale securities, net of $672 tax	(1,052)	—
Total other comprehensive income (loss), net of tax (see note 7)	(1,052)	—
Total comprehensive income (loss)	$(4,044)	$20,288

The unrealized loss on available for sale securities, net of tax relates to Mechanical Technology Incorporated’s (“MTI”) investment in Beacon Power (see note 7). Accumulated net unrealized gains (losses) related to available for sale securities are recorded as other comprehensive income.  Decreases or increases in other comprehensive income are recorded as adjustments to stockholders’ equity.  Since the Company’s investment in MTI is recorded under the equity method, the Company must record its proportionate share of MTI’s other comprehensive income (loss) accordingly.

The accompanying notes are an integral part
of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2000 and 1999

(In thousands of dollars except for number of shares)

	Common Stock Issue Shares	Amount	Additional Paid-In Capital	Unearned Compensation	Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income, Net	Treasury Stock Shares	Amount
Balance December 31, 1998	6,584,464	$66	$41,195	$(841)	$—	$8,001	$—	(2,808)	$(13)
Amortization of unearned compensation	—	—	—	797	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	23,571	—	2,394	(2,309)	—	—	—	100,150	12
Stock dividends declared	699,131	7	9,961	—	—	(9,968)	—	(9,850)	—
Cash dividends paid	—	—	—	—	—	(1,366)	—	—	—
Non-employee options	—	—	73	—	—	—	—	—	—
Options exercised	32,472	—	608	—	—	—	—	68,957	1
Stock issued to treasury	300,000	3	—	—	—	—	—	(300,000)	(3)
Employee stock trust (Note 12)	—	—	1,184	—	1,184	—	—	—	(1,182)
MTI investment (Note 7)	—	—	2,899	—	—	—	—	—	—
Net income	—	—	—	—	—	413	—	—	—
Balance December 31, 1999	7,639,638	76	58,314	(2,353)	1,184	(2,920)	—	(143,551)	(1,185)
Amortization of unearned compensation	—	—	—	1,332	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	17,430	—	(404)	157	—	—	—	(149,130)	—
Stock dividends declared	816,944	8	13,730	—	—	(13,738)	—	(34,619)	—
Cash dividends paid	—	—	—	—	—	(1,582)	—	—	—
Non-employee options	—	—	73	—	—	—	—	—	—
Options exercised	256,732	3	1,396	—	—	—	—	304,454	3,482
Treasury stock purchased	—	—	—	—	—	—	—	(1,142,332)	(18,155)
Employee stock trust (Note 12)	246,589	2	927	—	(830)	(2)	—	(225,003)	(608)
MTI investment (Note 7)	—	—	6,911	—	—	—	—	—	—
Net income	—	—	—	—	—	20,288	—	—	—
Balance December 31, 2000	8,977,333	89	80,947	(864)	354	2,046	—	(1,390,181)	(16,466)
Amortization of unearned compensation	—	—	—	1,119	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	463	(1,305)	—	(2,944)	—	168,654	3,672
Stock dividends declared	930,967	10	7,828	—	—	(7,842)	—	(146,350)	4
Cash dividends paid	—	—	—	—	—	(1,572)	—	—	—
Non-employee options	—	—	39	—	—	—	—	—	—
Options exercised	—	—	(845)	—	—	(946)	—	232,222	2,555
Treasury stock purchased	—	—	—	—	—	—	—	(278,976)	(2,762)
Employee stock trust (Note 12)	—	—	(143)	—	561	(31)	—	2,819	216
Employee Stock Purchase Plan	—	—	(287)	—	—	(282)	—	116,530	1,297
MTI investment (Note 7)	—	—	2,008	—	—	—	(1,052)	—	—
Net loss	—	—	—	—	—	(2,992)	—	—	—
Balance December 31, 2001	9,908,300	$99	$90,010	$(1,050)	$915	$(14,563)	$(1,052)	(1,295,282)	$(11,484)

The accompanying notes are an integral part
of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	For the years ended
	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999
Cash flows from operating activities:
Net income (loss)	$(2,992)	$20,288	$413
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,480	3,545	4,425
Deferred compensation	561	(830)	1,184
Deferred income taxes	821	(9,166)	(3,835)
Gain on sale of discontinued operations	—	(39,309)	—
Undistributed earnings of affiliate	(1,271)	6,202	3,629
Unrealized investment losses	416	2,761	2,252
Realized gains on sale of investments	(197)	(2,094)	—
Loss on sale of fixed assets	—	—	131
Services provided in exchange for common stock	1,044	1,159	959
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes	(600)	(7,000)	—
Securities purchased under agreement to resell	19,003	(33,400)	(25,191)
Net receivables from customers	(3,062)	188,015	(45,483)
Net receivables from others	(23,142)	15,239	(27,644)
Securities owned, net	(118,709)	(5,793)	(4,970)
Other assets	5,654	(3,849)	(4,316)
Increase (decrease) in operating liabilities:
Securities loaned, net	1,046	(123,082)	27,285
Net payables to brokers, dealers, and clearing agencies	3,920	(1,789)	2,831
Accounts payable and accrued expenses	4,063	(207)	7,258
Income taxes payable, net	(5,666)	2,378	29
Net cash provided by (used in) operating activities	(116,631)	13,068	(61,043)
Cash flows from investing activities:
Purchases of office equipment, and leasehold improvements	(1,380)	(494)	(788)
Net proceeds from gain on sale of discontinued operations	—	55,786	—
Purchases of investments	(2,014)	(3,565)	(5,016)
Proceeds from sale of investments	183	2,638	—
Net cash provided by (used in) investing activities	(3,211)	54,365	(5,804)
Cash flows from financing activities:
Proceeds (payments) of short-term bank loans, net	120,797	(44,681)	67,855
Proceeds of notes payable	10,500	—	4,400
Payments of notes payable	(1,405)	(2,547)	(3,670)
Payments of obligations under capitalized leases	(1,433)	(3,190)	(1,570)
Payments for purchases of common stock	(2,762)	(18,155)	147
Proceeds from issuance of common stock	1,534	2,604	472
Net increase (decrease) from borrowing under line-of-credit agreement	(4,796)	(1,105)	1,067
Dividends paid	(1,572)	(1,582)	(1,366)
Net cash provided by (used in) financing activities	120,863	(68,656)	67,335
Increase (decrease) in cash	1,021	(1,223)	488
Cash at beginning of the period	689	1,912	1,424
Cash at the end of the period	$1,710	$689	$1,912

SUPPLEMENTAL CASH FLOW DISCLOSURES
Income tax payments	$3,248	$20,513	$5,357
Interest payments	$24,342	$74,941	$50,109

The accompanying notes are an integral part
of the consolidated financial statements.

NON CASH INVESTING and FINANCING ACTIVITIES

In 2001, 2000 and 1999, the Company entered into capital leases for office and computer equipment totaling approximately $1.8 million, $0.9 million and $2.8 million respectively.

Additionally during 2001 the Company increased its investment in MTI by $1.7 million and increased paid-in-capital by $2.0 million, decreased other comprehensive loss by $1.0 million and increased deferred income taxes by $0.7 million.  (See Note 7).  During 2000 the Company increased its investment in MTI by $11.8 million and increased paid-in-capital by $6.9 million and deferred income taxes by $4.9 million.  During 1999, the Company increased its investment in MTI by $5.0 million and increased paid-in-capital by $2.9 million and deferred income taxes by $2.1 million.

The accompanying notes are an integral part
of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Organization and Nature of Business

The consolidated financial statements include the accounts of First Albany Companies Inc. and its wholly owned subsidiaries (the “Company”).  First Albany Corporation (the “Corporation”) is the Company’s principal subsidiary and a registered broker-dealer.  The Corporation is registered with the Securities and Exchange Commission (“SEC”) and is a member of various exchanges and the National Association of Securities Dealers, Inc.  The Company’s primary business is investment banking and securities brokerage for institutional customers.  The Company also provides investment-banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities.  Another of the Company’s subsidiaries is First Albany Asset Management Corporation (“FAAM”).  Under management agreements, FAAM serves as investment manager to institutional and individual customers.  FAAM directs the investment of customer assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and continuous supervision of the portfolios.  FA Technology Ventures Corporation is also a subsidiary of the Company, which manages private equity funds, providing venture financing to emerging growth companies.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Securities Transactions

Commission income from customers’ securities transactions and related compensation expenses are reported on a trade date basis.  Profit and loss arising from securities transactions entered into for the account of the Company are recorded on trade date and are included as revenues from principal transactions.  Unrealized gains and losses resulting from valuing marketable securities at market value and securities not readily marketable at fair value as determined by management are also included as revenues from principal transactions.

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

Resale and Repurchase Agreements

Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest.  It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements.  Collateral is valued daily and the Company may require counter parties to deposit additional collateral or return collateral pledged when appropriate.  At December 31, 2001 and 2000, the Company had entered into resale agreements in the amount of $41,219,000 and $60,222,000, respectively. At December 31, 2001and 2000, the Company had not entered into repurchase agreements with counter parties.

Securities-Lending Activities

Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received.  Securities borrowed transactions require the Company to deposit cash, or other collateral with the lender.  With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned.  The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated under federal regulations or held for sale in the ordinary course of business.

Fair Value of Financial Instruments

The financial instruments of the Company are reported on the statement of financial condition at market or fair value or at carrying amounts that approximate fair values, because of the short maturity of the instruments except subordinated debt.  The estimated fair value of subordinated debt at December 31, 2001, approximates its carrying value based on current rates available.

Office Equipment and Leasehold Improvements

Office equipment and leasehold improvements are stated at cost less accumulated depreciation of  $14,166,000 at December 31, 2001 and $11,780,000 at December 31, 2000.  Depreciation is provided on a straight-line basis over the shorter of the estimated useful life of the asset (2 to 5 years) or the term of the lease.

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

Reclassification

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

Earnings per Common Share

Basic earnings per share are computed based upon weighted-average shares outstanding.  Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period.  The weighted-average shares outstanding were calculated as follows at December 31:

	2001	2000	1999
	(In thousands of shares)
Weighted average shares for basic earnings per share (restated for stock dividends)	8,396	8,975	8,873
Effect of dilutive common equivalent shares	—	—	—
Weighted average shares and dilutive common equivalent shares for dilutive earnings per share	8,396	8,975	8,873

The Company excluded approximately 328,000 common equivalent shares in 2001 and approximately 1,209,000 and 1,154,000 common equivalent shares in 2000 and 1999, respectively, in its computation of dilutive earnings per share because they were anti-dilutive.

All per share figures have been restated for all stock dividends declared.

NOTE 2.  Cash and Securities Segregated for Regulatory Purposes

At December 31, 2001 and 2000, the Company segregated cash of $7,600,000 and $7,000,000, respectively, in a special reserve bank account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission.

NOTE 3.  Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies, other than correspondents were comprised of securities failed to deliver and securities failed to receive, respectively.

NOTE 4.  Receivables From and Payables To Customers

Receivables from and payables to customers include amounts due on cash and margin transactions.  Securities owned by customers are held as collateral for receivables.  Such collateral is not reflected in the financial statements and approximated $8,426,000 and $8,113,000 at December 31, 2001 and 2000, respectively.  Total unsecured and partly secured customer receivables were $765,000 and $720,000 as of December 31, 2001 and 2000, respectively.  An allowance for doubtful accounts was recorded for $227,000 and $300,000 as of December 31, 2001 and 2000, respectively.

Included in receivables from and payables to customers are accounts of officers, directors, employees and related individuals. Receivables and payables of these related parties consisted of the following at December 31:

	2001	2000
	(In thousands of dollars)
Receivables	$4,947	$4,697
Payables	$1,199	$1,779

NOTE 5.  Receivables from Others

Amounts receivables from others consisted of the following at December 31:

	2001	2000
	(In thousands of dollars)
Adjustment to record securities on a trade date basis, net	$39,786	$10,863
All Other	5,708	12,740
Total	$45,494	$23,603

The adjustment to record securities on a trade date basis is to reflect securities transactions entered into for the account of the Company as though they had settled.

NOTE 6.  Securities Owned And Sold, But Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at December 31:

	2001		2000
	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
	(In thousands of dollars)
Marketable Securities
U.S. Government and federal agency obligations	$20,328	$40,643	$5,349	$60,870
State and municipal bonds	236,199	4	132,370	200
Corporate obligations	21,543	391	47,198	1,034
Corporate stocks	5,576	114	3,934	513
Options	33	5	—	—
Not readily marketable securities
Investment securities with no publicly quoted market	505	—	194	—
Investment securities subject to restrictions	2,001	—	836	945
Total	$286,185	$41,157	$189,881	$63,562

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

NOTE 7. Investments

First Albany Companies Inc., the Parent Company, holds various investments in its portfolio.  The following provides information regarding the Company’s equity and other investments:

Equity Investment

At December 31, 2001 the Company owned 11,753,745 common shares (approximately 33% of the shares outstanding) of MTI.  Shares of MTI are traded on the NASDAQ National Market System under the symbol MKTY.  The Company’s investment in MTI is recorded under the equity method because the Company owns more than 20% of MTI’s common stock and has the ability therefore to exercise significant influence over MTI.  The Company’s investment in MTI has a book value of approximately $18.3 million, which included goodwill of approximately $0.4 million.  At December 31, 2001 the aggregate market value of the Company’s shares of MTI stock was $32.2 million. Under the equity method, the market value of MTI’s stock is not included in the valuation of the Company’s investment.  The Company’s equity in MTI’s net income for the twelve months ended September 30, 2001 recorded as of the quarter ended December 31, 2001 was $1.3 million. This net income was comprised of the Company’s proportionate share of MTI’s loss before the cumulative effect of a change in accounting principle of $1.2 million, MTI’s cumulative effect of accounting change for derivative financial instruments in their own stock of $0.5 million, and MTI’s cumulative effect of accounting change for derivative financial instruments of $2.0 million.  MTI recorded the cumulative effect of accounting change for derivative financial instruments upon its adoption of SFAS No. 133 (“SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 133 established a new model for accounting for derivatives and hedging activities.  It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value regardless of purpose or intent for holding them.

For the years ended December 31, 2001, 2000 and 1999, the Company’s equity in MTI’s net gain/(loss), recorded on a one-quarter delay basis, was $1,271,000, ($6,202,000) and ($3,629,000), respectively.

MTI was incorporated in 1961 and over the last five years has strengthened its commitment to and involvement in the new energy sector. MTI plans to implement this strategy through the internal development and growth of businesses, the acquisition of majority stock positions in emerging new energy companies, and strategic investments in established new energy businesses.

MTI holds various investments that are recorded under the equity method.  The principal components of these investments are Plug Power Inc. (Plug), SatCon Technology Corporation (SatCon) and Beacon Power Corporation (Beacon).  Plug is a U.S. designer and developer of on-site electricity generation systems utilizing proton exchange membrane fuel cells for residential applications, while SatCon Technology Corporation is a designer, developer and manufacturer of high-efficiency, high-reliability and long-lived power and energy management products to serve the distributed power generation and power quality markets and Beacon develops and manufactures a line of energy storage systems based on advanced flywheel technology.

The following presents audited summarized financial information of MTI at:

September 30, 2001
(In thousands of dollars)
Assets	$71,257
Liabilities	16,879
Commitments and Contingencies	331
Shareholders’ equity	$54,047

Twelve Months September 30, 2001
(In thousands of dollars)
Revenues	$7,298

Operating loss	$(5,695)
Gain on sale of investments	28,838
Other income (expenses)	(2,284)
(Loss) income before income taxes, equity in investee losses and cumulative effect of change in accounting principle	20,859
Income tax expense	(7,524)
Equity in investee losses, net of taxes	(17,072)
Loss before cumulative effect of accounting change in accounting principle	(3,737)
Cumulative effect of accounting change for derivative financial instruments for Company’s own stock, net of tax	1,468
Cumulative effect of accounting change for derivative financial instruments, net of taxes	6,110
Net income	$3,841

During fiscal year 2001, MTI recognized a $28.8 million net gain on the sale of its holdings in Plug. This gain related to MTI’s previously announced strategy to raise additional capital through equity offerings and the sale of up to 10% of its assets in order to pay down debt, strengthen its balance sheet, and fund its micro fuel cell operations.

MTI’s stockholders’ equity increased $5.2 million (excluding net income of $3.8 million) during their fiscal twelve months ended September 30, 2001.  This was comprised of an increase of $10.4 million in other shareholders’ equity, primarily related to MTI’s holdings in Plug and SatCon, and a decrease of $5.2 million for a comprehensive loss related to unrealized losses on available for sale securities in Beacon.  Decreases or increases in other comprehensive income are recorded as adjustments to shareholders’ equity.  Accordingly, the Company has recorded, as of December 31, 2001, its proportionate share of the $10.4 million increase in other shareholders equity as an increase in its investment in MTI of $3.4 million and an increase in paid-in capital of $2.0 million, net of deferred taxes of $1.4 million.  Additionally, the Company has recorded, as of December 31, 2001, its proportionate share of MTI’s comprehensive loss of $5.2 million as a decrease in its investment in MTI of $1.7 million and a comprehensive loss of $1.0 million, net of deferred taxes of $.7 million.

On December 27, 2000 the Company entered into a Put and Call Option Agreement (the “Option Agreement”) with MTI.  MTI purchased the option from the Company for $945,000.  The Option Agreement was entered into to provide independent credit support for a loan to MTI from Key Bank, N.A. (the “Loan”).  The Option Agreement provided that MTI may put 6.3 million shares of the Plug Power Inc. common stock pledged as collateral on the Loan at $4 per share to the Company and the Company had the right to either purchase such shares or take an assignment of all of the bank’s rights under the Loan.  The Option Agreement originally expired on April 27, 2001, but was amended to extend the expiration date to August 27, 2001 for a fee of $200,000.  The Option Agreement expired on August 27, 2001 and was not renewed.

During the period that the Option Agreement was outstanding, the Company occasionally extended financing to MTI under certain loan agreements.  As of December 31, 2000, the Company had a loan receivable from MTI totaling $3.9 million.  All loans were repaid in full in April 2001.

For the three month period ended December 31, 2001, MTI reported a net loss of approximately $13.6 million.  This net loss included a non-cash charge of $15.4 million associated with a decline in the market value of MTI’s holdings - $9.6 million for holdings in Beacon and $5.8 million for holdings in SatCon.  Accordingly, the Company will record a loss on its investment in MTI of $4.5 million in the quarter ended March 31, 2002.

Other Investments:  The Company’s investment portfolio also includes interests in other publicly and privately held companies.  Information regarding these other investments has been aggregated as follows at and for the years ended December 31:

	2001	2000	1999
	(In thousands of dollars)
Carrying Value	$7,377	$5,766	$5,507
Net realized gain (loss)	(416)	2,167	503
Net unrealized gain (loss)	197	(2,836)	(2,252)

NOTE 8.  Bank Loans

Short-term bank loans are made under a variety of uncommitted bank lines of credit totaling $400,000,000 of which $248,650,000 was outstanding as of December 31, 2001.  Uncommitted lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligation exist.  These loans are limited to financing securities eligible for collateralization including Company owned securities and certain customer-owned securities purchased on margin, subject to certain regulatory formulas.  These loans bear interest at variable rates based primarily on the Federal Funds interest rate.  The weighted average interest rates on these loans were 1.91%, 7.00% and 5.50%, at December 31, 2001, 2000 and 1999 respectively.  At December 31, 2001, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned and receivables from others, of $300,944,000.

A note for $2,053,333, collateralized by certain fixed assets, is payable in monthly principal payments of $73,333 plus interest.  The interest rate is 1.5% over the 30-day London Interbank Offered Rate which was 1.87% on December 31, 2000.  This note matures on April 1, 2004.

A note for $9,975,000, collateralized by approximately 6,080,000 shares of Mechanical Technology Incorporated, is payable in quarterly principal payments of $525,000 plus interest.  The interest rate is fixed at 7% for the term of the loan.  This note matures September 1, 2006.

Future annual principal loan repayment requirements at December 31, 2001, are as follows:

(In thousands of dollars)
2002	$2,980
2003	2,980
2004	2,393
2005	2,100
2006	1,575
Total	$12,028

NOTE 9.  Obligations under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at December 31, 2001:

(In thousands of dollars)
2002	$1,609
2003	851
2004	706
2005	6
Total minimum lease payments	3,172
Less: amount representing interest	214
Present value of minimum lease payments	$2,958

NOTE 10.  Payables To Others

Amounts payable to others consisted of the following at December 31:

	2001	2000
	(In thousands of dollars)
Borrowing under line-of-credit agreements	$9,901	$14,697
Others	1,587	2,838
Total	$11,488	$17,535

NOTE 11.  Subordinated Debt

The Company has a subordinated debt of $2,000,000 with interest at 8.75% and $4,000,000 with interest at 9.25%.  Interest is paid monthly with the principal amounts due at maturity on December 31, 2002.  Both loan agreements include restrictive financial covenants, including a requirement that requires the Company to maintain a minimum net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission) equal to three times the required net capital.  The New York Stock Exchange has approved all of the Company’s subordinated debt agreements. Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital (15c3-1).

NOTE 12.  Stockholders’ Equity

Dividends:

During 2001, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, and also declared and issued two 5% common stock dividends.

In January 2002, the Board of Directors declared the regular quarterly cash dividend of $ 0.05 per share payable on February 28, 2002, to shareholders of record on February 14, 2002.

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

Treasury Stock:

In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock.  Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time through April 2002.  Shares purchased under the program will be held in treasury and used for general corporate purposes.  At December 31, 2001, the Company has repurchased approximately 495,000 shares pursuant to this program.

In addition, during 2000, the Company repurchased 925,000 shares of common stock, most of which were from many of its former financial consultants, who were transferred to First Union Securities, Inc. The Company consummated the sale of its Private Client Group to First Union Securities, Inc. in August 2000.

Deferred Compensation and Employee Stock Trust:

The Company has adopted or may hereafter adopt various nonqualified deferred compensation plans (the “Plans”) for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company.  Plan participants may elect under the Plans to have the value of their Plans Accounts track the performance of one or more investment benchmarks available under the Plans, including First Albany Companies Common Stock Investment Benchmark, which tracks the performance of First Albany Companies Inc. common stock (“Company Stock”).  With respect to the First Albany Companies Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the “Trust”) it has established in connection with meeting its related liability under the Plans.

Assets of the Trust have been consolidated with those of the Company.  The value of the Company’s stock at the time contributed to the Trust has been classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock.

The deferred compensation arrangement requires the related liability to be settled by delivery of a fixed number of shares of Company Stock.  Accordingly, the related liability is classified in equity under deferred compensation and changes in the fair market value of the amount owed to the participant in the Plan is not recognized

NOTE 13. Income Taxes

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

Total income tax provision was allocated as follows for the year ended December 31:

	2001	2000	1999
	(In thousands of dollars)
Income (loss) from continuing operations	$(2,608)	$(1,428)	$(3,494)
Income (loss) from discontinued operations	(738)	299	3,854
Gain on sale of discontinued operations	—	16,510	—
Stockholders’ equity	470	4,375	2,031
Total income tax provision	$(2,876)	$19,756	$2,391

The components of income tax expense (benefit) attributable to income from continuing operations consisted of the following for the year ended December 31:

	2001	2000	1999
	(In thousands of dollars)
Federal
Current	$(2,783)	$3,865	$(1,014)
Deferred	318	(4,721)	(2,085)
State and local
Current	149	1,300	459
Deferred	(292)	(1,872)	(854)
Total income tax expense (benefit)	$(2,608)	$(1,428)	$(3,494)

The expected income tax expense (benefit) using the federal statutory rate differs from income tax expense pertaining to pretax income from continuing operations as a result of the following for the year ended December 31:

	2001	2000	1999
	(In thousands of dollars)
Income taxes at federal statutory rate	$(1,544)	$(1,483)	$(2,840)
State and local income taxes, net of federal income taxes	(94)	(378)	(138)
Meals and entertainment	232	226	197
Tax-exempt interest income, net	(1,238)	(581)	(757)
Life insurance proceeds	—	(150)	—
Other non-deductible interest expense	—	745	—
Non deductible expenses, other	36	193	44
Total income tax expense (benefit)	$(2,608)	$(1,428)	$(3,494)

The temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

	2001	2000
	(In thousands of dollars)
Bad debt reserve	$93	$126
Securities held for investment	(3,912)	(2,782)
Life insurance held for investment	1,041	1,102
Fixed assets	768	1,176
Deferred compensation	2,889	2,446
Accrued liabilities	3,123	3,925
State net operating loss carryforwards, net of federal income tax	473	—
Other	57	85
Total deferred tax assets	$4,532	$6,078

The Company has not recorded a valuation allowance for deferred tax assets since it has determined that it is more likely than not that deferred tax assets will be fully realized through a combination of future taxable income and income available in carryback years.

NOTE 14.  Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which eligible employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock.  As of December 31, 2001, 4,582,427 shares (adjusted for stock dividends) are authorized for issuance and expire at various times through December 31, 2011.

Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire ten years after grant date.  Option transactions for the three year period ended December 31, 2001, under the plans were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 1998	1,596,895	$7.65
Options granted	460,139	10.59
Options exercised	(104,351)	5.84
Options terminated	(121,919)	8.98
Balance at December 31, 1999	1,830,764	7.69
Options granted	690,961	12.81
Options exercised	(446,512)	5.12
Options terminated	(145,682)	13.88
Balance at December 31, 2000	1,929,531	8.96
Options granted	716,864	8.96
Options exercised	(248,550)	3.08
Options terminated	(95,507)	9.89
Balance at December 31, 2001	2,302,338	$8.83

The following table summarizes information about stock options outstanding under the plans at December 31, 2001:

	Outstanding			Exercisable
Exercise Price Range	Shares	Average Life (years)	Average Exercise Price	Shares	Average Exercise Price
$2.50 - $3.75	37,907.74		$2.67	37,907	$2.67
$4.00 - $6.00	237,024	1.00	4.01	237,024	4.01
$6.15 - $9.15	910,900	6.49	7.29	566,030	7.29
$9.23 - $13.85	862,689	8.21	9.89	437,196	9.90
$15.80 - $23.70	253,818	8.33	16.17	136,387	16.67
	2,302,338	6.68	$8.83	1,414,544	$8.28

At December 31, 2000, 1,190,050 options with an average exercise price of $7.73 were exercisable; and at December 31, 1999, 1,062,668 options with an average exercise price of $6.51 were exercisable.

The Company has elected to follow Accounting Principals Board No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for the stock incentive plans.  The Company, under APB 25, recognized compensation cost of $0, $1,095,000, and $0 for the years ended December 31, 2001, 2000, and 1999, respectively.  Had compensation cost and fair value been determined pursuant to Financial Accounting Standard No. 123 (FAS 123) “Accounting for Stock-Based Compensation”, net income (loss) would have changed from $(2,992,000) to $(4,020,000) in 2001, $20,288,000 to $19,399,000 in 2000, and $413,000 to  ($354,000) in 1999.  Basic and dilutive earnings per share would decrease from ($0.36) to ($0.48) in 2001, $2.49 to $2.38 in 2000, and $0.05 to ($0.04) in 1999.  The FAS 123 compensation cost and fair value of options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 2.32% for 2001, 1.71% for 2000, and 1.3% for 1999; expected volatility of 58.4% for 2001, 53.9% for 2000, and 37.7% for 1999; risk-free interest rates of 4.7% to 5.0% for 2001, 5.6% to 6.7% for 2000, and 5.0% to 5.8% for 1999; and expected lives of 6.76 years for 2001, 6.6 years for 2000, and 6.0 years for 1999.  The weighted average fair value of options granted under FAS 123 was $4.61 in 2001, $7.75 in 2000, and $5.62 in 1999.

During 2001, 2000 and 1999, 234,195, 37,810, and 135,521, restricted shares, respectively, have been awarded under the Plans at a weighted average grant date fair price of $8.78, $27.17 and $16.92, respectively. The fair market value of the awards will be amortized over the period in which the restrictions are outstanding.

The Company also maintains a tax deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan), which permits eligible employees to defer a percentage of their compensation.  Company contributions to eligible participants may be made at the discretion of the Board of Directors.  The Company contributed $263,000, $348,000, and $224,000 in the years ended December 31, 2001, 2000, and 1999, respectively.

The Company has various other incentive programs, which are offered to eligible employees. These programs consist of cash incentives and deferred bonuses.  Amounts awarded vest over periods ranging up to five years.  Costs are amortized over the vesting period and approximated $2,394,000 in 2001, $6,093,000 in 2000, and $5,408,000 in 1999.

NOTE 15.  Commitments and Contingencies

Commitments:       As of December 31, 2001, the Company had a commitment through July 2011 to invest up to $18,342,000 in FA Technology Ventures, L.P. (the Partnership). The Company intends to fund this commitment from the sale of other investments, including the sale of a portion of its equity investment in Mechanical Technology Inc. (MTI), and operating cash flow. The Partnership’s primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, with a focus on businesses located in New York State, while providing market—rate investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, chairman of the Company, First Albany Enterprise Funding, Inc., a subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a  majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership Agreement, under certain conditions, the General Partnership is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner has contracted with FA Technology Ventures Corporation (FATV), a wholly owned subsidiary of the Company, to act as an investment advisor to the General Partner. As of December 31, 2001, the Company had an additional commitment through July 2001 to invest up to $13,802,000 in parallel funds with the Partnership, which it intends to fund through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the commitment related to EIF will be funded by employees; however, the Company must fund any amount, which is not. Some individuals who are members of the General Partnership have established their own fund to invest at least $2,600,000 in parallel with the Partnership. This fund is managed by FATV GP LLC. The fund is not charged a management fee by FATV GP LLC.

Related to the sale of the Company’s equity investment in MTI, the Company has entered into a plan under Rule 10b5-1 under the Securities Act of 1933, dated December 27, 2001, to sell up to 1,400,000 shares of MTI common stock in 2002. The Company owned 11,753,745 shares of MTI common stock as of December 31, 2001. As of March 15, 2002, the Company had sold approximately 350,000 shares at an average price of $3.10 per share.

Leases:           The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancellable operating leases, certain of which contain escalation clauses and which expire at various times through 2008.  Future minimum annual rentals payable with remaining terms in excess of one year, are as follows:

(In thousands of dollars)
2002	$5,525
2003	5,174
2004	4,962
2005	3,433
2006	3,241
Thereafter	5,830
Total	$28,165

Annual rental expense for the years ended December 31, 2001, 2000 and 1999 approximated $4,771,000, $6,516,000, and $6,573,000, respectively.

Litigation:   In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims.  Certain of these are class actions, which seek unspecified damages, which could be substantial.  Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely of adverse dispositions.  Although further losses are possible, the opinion of management, based upon the advice of its attorneys and General Counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company’s liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

Collateral:    The Company receives collateral in connection with resale agreements and securities borrowed transactions.  Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions.  The Company continues to report assets it has pledged as collateral in secured borrowing and other arrangements when the secured party cannot sell or repledge the assets and does not report assets received as collateral in secured lending and other arrangements because the debtor typically has the right to redeem the collateral on short notice.  At December 31, 2001, the fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities was $664,055,000 and the fair value of the portion that has been sold or repledged was $623,000,000. At December 31, 2000, the fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities was $337,314,000 and the fair value of the portion that has been sold or repledged was $275,130,000.

Other:             The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with security clearing activities, totaling $1,700,000 at December 31, 2001.  The Company also has guaranteed a note payable for $340,000 that is collateralized by certain assets.

The Company enters into underwriting commitments as part of its investment banking business. As of December 31, 2001, the Company did not have any underwriting commitments outstanding.

NOTE 16.  Net Capital Requirements

The Corporation is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.  The Corporation has elected to use the alternative method, permitted by the Rule, which requires that the Corporation maintain a minimum net capital equal to two percent of aggregate debit balances arising from customer transactions, as defined.  At December 31, 2001, the Corporation had net capital of $25,659,000, which equaled 217.3% of aggregate debit balances and  $24,659,000 in excess of required minimum net capital.

NOTE 17. Trading Activities

As part of its trading activities, the Company provides to institutional clients brokerage and underwriting services.  While trading activities are primarily generated by client order flow, the Company also takes selective proprietary positions based on expectations of future market movements and conditions and to facilitate institutional client transactions.  Interest revenue and expense are integral components of trading activities.  In assessing the profitability of trading activities, the Company views net interest and principal transactions revenues in the aggregate.  Certain trading activities expose the Company to market and credit risks.

Market Risk:          Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates, equity prices, or other risks.  The level of market risk is influenced by the volatility and the liquidity in the markets in which financial instruments are traded.

As of December 31, 2001, the Company had approximately $4,522,000 of securities owned which were considered non-investment grade. Non-investment grade securities are defined as debt and preferred equity securities rated as BB+ or lower or equivalent ratings by recognized credit rating agencies. The Company also holds approximately $7,966,000 of direct investments in companies and interests in partnerships. These securities and direct investments have different risks than investment grade rated investments because the companies are typically more highly leveraged and therefore more sensitive to adverse economic conditions and the securities may be more thinly traded or not traded at all.

The Company seeks to mitigate market risk associated with trading inventories by employing hedging strategies that correlate interest rate, price, and spread movements of trading inventories and related financing and hedging activities.  The Company uses a combination of cash instruments and derivatives to hedge its market exposures.  The following discussion describes the types of market risk faced by the Company.

Interest Rate Risk: Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. The decision to manage interest rate risk using futures or options as opposed to buying or selling short U.S. Treasury or other securities depends on current market conditions and funding considerations.

Equity Price Risk: Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities.

Credit Risk:            The Company is exposed to risk of loss if an issuer or counter party fails to perform its obligations under contractual terms (“default risk”).  Both cash instruments and derivatives expose the Company to default risk.  The Company has established policies and procedures for mitigating credit risks on principal transactions, including reviewing and establishing limits for credit exposure, requiring collateral to be pledged, and continually assessing the creditworthiness of counterparties.

In the normal course of business, the Company executes, settles, and finances various customer securities transactions.  Execution of these transactions includes the purchase and sale of securities by the Company.  These activities may expose the Company to default risk arising from the potential that customers or counter parties may fail to satisfy their obligations.  In these situations, the Company may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to other customers or counter parties.  In addition, the Company seeks to control the risks associated with its customer margin activities by requiring customers to maintain collateral in compliance with regulatory and internal guidelines.

Liabilities to other brokers and dealers related to unsettled transactions (i.e., securities failed-to-receive) are recorded at the amount for which the securities were acquired, and are paid upon receipt of the securities from other brokers or dealers.  In the case of aged securities failed-to-receive, the Company may purchase the underlying security in the market and seek reimbursement for losses from the counter party.

Concentrations of Credit Risk:           The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counter party basis, as well as by groups of counter parties that share similar attributes.  Concentrations of credit risk can be affected by changes in political, industry, or economic factors.  The Company’s most significant industry credit concentration is with financial institutions.  Financial institutions include other brokers and dealers, commercial banks, finance companies, insurance companies and investment companies.  This concentration arises in the normal course of the Company’s brokerage, trading, financing, and underwriting activities.  To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counter party and market conditions.

NOTE 18.  Derivative Financial Instruments

The Company does not engage in the proprietary trading of derivative securities with the exception of highly liquid treasury and municipal index futures contracts and options.  These index futures contracts and options are used to hedge securities positions in the Company’s inventory.  Gains and losses on these financial instruments are included as revenues from principal transactions.  Trading profits and losses relating to these financial instruments were as follows for the years ending December 31:

	2001	2000	1999
	(In thousands of dollars)
Trading Profits-State and Municipal Bond	$446	$4,151	$(1,110)
Index Futures Hedging	(354)	(785)	655
Net Revenues	$92	$3,366	$(455)

The contractual or notional amounts related to the index futures contracts were as follows at December 31:

	2001	2000
	(In thousands of dollars)
Average Notional or Contract Market Value	$(16,222)	$(5,646)
Year End Notional or Contract Market Value	$(25,555)	$(5,362)

The contractual or notional amounts related to these financial instruments reflect the volume and activity and do not reflect the amounts at risk.  The amounts at risk are generally limited to the unrealized market valuation gains on the instruments and will vary based on changes in market value.  Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements.  Open equity in the futures contracts are recorded in other assets.  The settlements of the aforementioned transactions are not expected to have a material adverse effect on the financial condition of the Company.

NOTE 19.  Segment Analysis

The Company’s reportable operating segments are:  Capital Markets (including Investment Banking, Institutional Sales and Trading, First Albany Asset Management Corporation and FA Technology Ventures Corporation), Investments, Equity in Losses of Affiliate and Discontinued Operations.  The financial policies of the Company’s segments are the same as those described in the “Summary of Significant Accounting Policies.”  The Capital Markets segment generates revenues from securities transactions (equities and fixed-income securities) with institutional clients along with investment banking activities, which includes managing, co-managing of tax-exempt and corporate securities underwritings and financial advisory services.  This segment also includes trading activity in which the Company buys and maintains inventories of fixed-income products and equities securities (as a “market maker”) for sale to other dealers and to institutional clients.  The Investment segment includes gains and losses associated with the investment portfolio held at the Company.  The Equity in Losses of Affiliate segment includes revenue relating to the Company’s investment in Mechanical Technology Incorporated (MTI), which is recorded under the equity method (see Note 7).  Discontinued operations is comprised of the Company’s Private Client Group.  The Private Client Group had provided securities brokerage services to individual investors.  Revenues were generated through customer purchase and sale of various securities: equity, taxable and non-taxable fixed income, mutual funds and various other investment products and services.

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

Information concerning operations in these segments is as follows:

	For years ended
	December 31, 2001	December 31, 2000	December 31, 1999
	(in thousands of dollars)
Revenues (excluding interest income):
Capital Markets	$136,430	$114,577	$100,204
Investments	(219)	(669)	(1,749)
Continued operations	136,211	113,908	98,455
Discontinued operations	—	61,673	92,321
Total	$136,211	$175,581	$190,776

Net Interest Revenues:
Capital Markets	$3,740	$6,715	$5,542
Continued operations	3,740	6,715	5,542
Discontinued operations	—	2,602	4,078
Total	$3,740	$9,317	$9,620

Net Revenues:
Capital Markets	$140,170	$121,292	$105,746
Investments	(219)	(669)	(1,749)
Continued operations	139,951	120,623	103,997
Discontinued operations	—	64,275	96,399
Total	$139,951	$184,898	$200,396

Pre-Tax Income:
Capital Markets	$(5,590)	$2,510	$(2,976)
Investments	(219)	(669)	(1,749)
Equity in losses of affiliate	1,271	(6,202)	(3,629)
Continued operations	(4,538)	(4,361)	(8,354)
Discontinued operations	(1,800)	721	9,127
Sale of discontinued operations	—	39,309	—
Total	$(6,338)	$35,669	$773

NOTE 20.  New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations”, Statement No. 142, “Goodwill and Other Intangible Assets” and Statement No. 143, “Accounting for Asset Retirement Obligations”.  Statements No. 141 and 142 modify accounting for business combinations after June 30, 2001 and will affect the Company’s treatment of goodwill and other intangible assets at the start of fiscal year 2002.  The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value.  Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements’ criteria.  Intangible assets with estimated useful lives will continue to be amortized over those periods.  Amortization of goodwill and intangible assets with indeterminate lives will cease.   Statement No. 143 will require the recognition of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made and is effective for fiscal year 2003.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” which addresses various accounting and reporting matters related to the impairment of long-lived assets and long-lived assets to be disposed of and is effective at the start of fiscal year 2002.

The Company does not believe the adoption of these Statements will have a material impact on financial position or results of operation.

NOTE 21.  Discontinued Operations

On May 9, 2000, the Company announced that it signed an agreement for the sale of the assets of its Private Client Group, its retail brokerage branch network, to First Union Securities, a subsidiary of First Union Corp.  The transaction closed in August 2000.  In accordance with Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, the results of the Private Client Group have been reported separately as a discontinued operation for all periods presented.

Components of amounts reflected in the consolidated statements of financial condition and statements of operations consisted of the following for the years ended December 31:

	2001	2000	1999
	(In thousands of dollars)
Net revenues	$—	$64,275	$96,399
Expenses	1,800	63,554	87,272
Income (loss) before income taxes	(1,800)	721	9,127
Income tax expense benefit	(738)	299	3,854
Income (loss) from discontinued operations, net of taxes	$(1,062)	$422	$5,273

A portion of the Company’s net interest income in 2000 has been allocated to discontinued operations based primarily on the margin borrowings of the Private Client Group clients, net of an allocation of cost of funds relating to these margin borrowings.  For the year ended December 31, 2001, the loss from discontinued operations are the result of legal costs incurred related to the Private Client Group.

Included in the balance sheet at December 31, 2001 was approximately $7,800,000 in accrued expenses relating to discontinued operations, of which approximately $7,400,000 related to impaired lease space.

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	2001 - Calendar Year
	Quarters Ended
	Mar. 31	June 30	Sep. 30	Dec. 31
	(In thousands of dollars, except per share data)
Total revenues	$44,035	$40,715	$34,688	$42,784
Interest expense	6,706	6,472	4,841	4,252
Net revenues	37,329	34,243	29,847	38,532
Total expenses (excluding interest)	37,114	35,217	33,801	39,628
Operating income (loss)	215	(974)	(3,954)	(1,096)
Equity in income (loss) of affiliate	(102)	(914)	3,830	(1,543)
Income (loss) before income tax	113	(1,888)	(124)	(2,639)
Income tax expense (benefit)	45	(759)	(671)	(1,223)
Income (loss) from continuing operations	68	(1,129)	547	(1,416)
Income (loss) from discontinued operations (net of taxes)	—	—	(826)	(236)
Net income (loss)	$68	$(1,129)	$(279)	$(1,652)
Net income (loss) per common and common equivalent share:
Basic:
Continuing operations	$0.01	$(0.14)	$0.06	$(0.17)
Discontinued operations	—	—	(0.10)	(0.03)
Net income (loss)	$0.01	$(0.14)	$(0.04)	$(0.20)

Dilutive:
Continuing operation	$0.01	$(0.14)	$0.06	$(0.17)
Discontinued operations	—	—	(0.09)	(0.03)
Net income (loss)	$0.01	$(0.14)	$(0.03)	$(0.20)

All per share figures have been restated for common stock dividends paid.  The sum of the quarter earnings per share amount does not always equal the full fiscal year’s amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

(In thousands of dollars, except per share data)

	2000 - Calendar Year
	Quarters Ended
	Mar. 31	June 30	Sep. 30	Dec. 31
Total revenues	$50,783	$44,594	$48,579	$49,872
Interest expense	17,181	19,385	21,145	15,494
Net revenues	33,602	25,209	27,434	34,378
Total expenses (excluding interest)	31,472	26,044	28,655	32,611
Operating income (loss)	2,130	(835)	(1,221)	1,767
Equity in income (loss) of affiliates	(597)	(1,365)	(1,679)	(2,562)
Income (loss) before income tax	1,533	(2,200)	(2,900)	(795)
Income (loss) tax expense (benefit)	657	(838)	(926)	(321)
Income from (loss) continuing operations	876	(1,362)	(1,974)	(474)
Income (loss) from discontinued operations (net of taxes)	2,187	275	(2,040)	—
Gain on sale of discontinued operations (net of taxes)	—	—	22,799	—
Net income (loss)	$3,063	$(1,087)	$18,785	$(474)
Net income per common and common equivalent share:
Basic:
Continuing operations	$0.11	$(0.16)	$(0.25)	$(0.06)
Discontinued operations	0.27	0.03	(0.26)	—
Gain on sale of discontinued operations	—	—	2.87	—
Net income (loss)	$0.38	$(0.13)	$2.36	$(0.06)

Dilutive:
Continuing operation	$0.09	$(0.16)	$(0.25)	$(0.06)
Discontinued operations	0.22	0.03	(0.26)	—
Income on sale of discontinued operations	—	—	2.87	—
Net income (loss)	$0.31	$(0.13)	$2.36	$(0.06)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Except as set forth below, the information required by this item will be contained under the caption “Election of Directors” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 21, 2002.  Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be contained under the caption “Compensation of Executive Officers” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 21, 2002.  Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item will be contained under the caption “Stock Ownership of Principal Owners and Management” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 21, 2002.  Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 21, 2002.  Such information is incorporated herein by reference.

Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) (1) The following financial statements are included in Part II, Item 8:

Report of Independent Accountants

Financial Statements:

Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

(a) (2) The following financial statement schedule for the periods 2001, 2000 and 1999 are submitted herewith:

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits included herein:

Exhibit Number	Description
3.1	Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No. 3.1 to Registration Statement No. 33-1353).

3.1a	Amendment to Certificate of Incorporation of First Albany Companies Inc. (as filed as Exhibit No. (3) (i) to Form 10-Q for the quarter ended June 26, 1998)

3.1b	Amendment to Certificate of Incorporation of First Albany Companies Inc. (Filed as Appendix B to Proxy Statement on Schedule 14A dated May 2, 2000)

3.2	By laws of First Albany Companies Inc. (filed as Exhibit No. 3.2 to Registration Statement No. 33-1353).

3.2a	By laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2a to Form 10-K for the fiscal year ended September 24, 1993).
3.2b	By laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2b to Form 10-K for the calendar year ended December 31, 1996).

3.2c	By laws of First Albany Companies Inc., as amended (as filed as Exhibit No. 3.2c to Form 10-K for the calendar year ended December 31, 1997).

3.2d	By laws of First Albany Companies Inc., as amended (as filed as Exhibit (3) (ii) to Form 10-Q for the quarter ended June 26, 1998).

4.	Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353).

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

10.21	Master Equipment Lease Agreement dated September 25, 1996, between First Albany Companies Inc. and KeyCorp Leasing Ltd. (Filed as Exhibit 10.21 to Form 10K for calendar year ended December 31, 1996).

10.23	Subordinated Loan Agreement dated December 23, 1997 between First Albany Companies Inc. and Sharon M. Duker (filed as Exhibit 10.23 to Form 10K for calendar year ended December 31, 1997).

10.25.	First Albany Companies Inc. 1999 Long-Term Incentive Plan, effective March 26, 1999 (filed as Appendix A to Proxy Statement on Schedule 14A dated May 20, 1999).

10.26

Agreements to Sell First Albany Corporation’s Retail Branch Network and Correspondent Clearing Business dated May 8, 2000 between First Albany Companies Inc., First Albany Corporation and First Union Securities, Inc. (Filed as exhibit 10.26 to form 10Q for quarter ended March 31, 2000).

10.27	First Albany Companies Inc. Deferred Compensation Plan for Key Employees (filed as registration. No. 333-37640 (Form S-8) dated May 23, 2000).

10.28	First Albany Companies Inc. 2000 Employee Stock Purchase Plan (Filed as Registration No. 333-60244 (Form S-8) dated May 4, 2001.)

10.29

Put and Call Agreement dated as of December 27, 2000 between the First Albany Companies Inc., Mechanical Technology Incorporated and Key Bank. (Filed as exhibit 10.29 to Form 10K for the year ended December 31, 2000.)

10.30

Bridge promissory Note in the amount of $5 million, dated as of December 27, 2000 between First Albany Companies Inc. and Mechanical Technology Incorporated.  (Filed as exhibit 10.30 to Form 10-K for the year ended December 31, 2000.)

10.31

Put Promissory Note in the amount of $945,000, dated as of December 27, 2000, between the First Albany Companies Inc. and Mechanical Technology Incorporated.  (Filed as exhibit 10.31 to Form 10-K for the year ended December 31, 2000.)

10.32

Stock Pledge Agreement, dated as of December 27, 2000, by First Albany Companies Inc. and Mechanical Technology Incorporated, pledging 1,000,000 shares of Plug Power Stock in support of the $5 million Bridge Promissory Note.  (Filed as exhibit 10.32 to Form 10-K for the year ended December 31, 2000.)

10.33

Stock Pledge Agreement, dated as of December 27, 2000, by First Albany Companies Inc. and Mechanical Technology Incorporated, pledging 200,000 shares of Plug Power Stock in support of the $945,000 Put Promissory Note.  (Filed as exhibit 10.33 to Form 10-K for the year ended December 31, 2000.)

10.34

Sublease dated January 1999, between First Albany Companies Inc., as Sublandlord and Connectech, LLC d/b/a Telx, as Subtenant for office facilities at 17 State Street, New York, New York. (Filed as exhibit 10.34 to Form 10-K for the year ended December 31, 2000.)

10.35

Sublease dated August 2000, between First Albany Companies Inc. as Sublandlord and First Union Securities, Inc., as Subtenant for office facilities at One Penn Plaza, New York, New York.  (Filed as exhibit 10.35 to Form 10-K for the year ended December 31, 2000 .)

11	Computation of per share earnings

21	List of Subsidiaries of First Albany Companies Inc

23	Consent of PricewaterhouseCoopers L.L.P

(b)	Reports on Form 8-K:
No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report

(c)	Exhibits:
The exhibits to this report are listed in section (a)(3) of Item 14 above

(d) (2)	Financial Statement Schedules
The financial statement schedule filed with this report is listed in section (a)(2) of Item 14 above.

(d) (1)	Separate Financial Statements of Fifty Percent or Less Owned Persons

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 8

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Financial Statements:

Balance Sheets as of September 30, 2001 and 2000.

Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999.

Statements of Shareholders’ Equity for the Years Ended September 30, 2001, 2000 and 1999.

Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements

FIRST ALBANY COMPANIES INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

PERIODS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000

AND DECEMBER 31, 1999.

COL. A	COL. B	COL. C	COL. D	COL. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Additions Balance at End of Period
Allowance for doubtful accounts – deducted from receivables from customers:

Calendar Year 2001	$300,000	$0	$73,000	$227,000

Calendar Year 2000	$315,000	$188,000	$203,000	$300,000

Calendar Year 1999	$305,000	$10,000	$0	$315,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ALBANY COMPANIES INC.

By:

/s/ George C. McNamee
George C. McNamee,
Chairman and Co-Chief Executive Officer

Date:	3/27/2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. McNamee	Chairman and Co-Chief Executive Officer	3/27/2002
George C. McNamee

/s/ Alan P. Goldberg	President and Co-Chief Executive Officer	3/27/2002
Alan P. Goldberg

/s/ Steven R. Jenkins	Chief Financial Officer	3/27/2002
Steven R. Jenkins	(Principal Accounting Officer)

/s/ Hugh A. Johnson, Jr.	Senior Vice President and Director	3/27/2002
Hugh A. Johnson, Jr.

/s/ Peter Barton	Director	3/27/2002
Peter Barton

/s/ J. Anthony Boeckh	Director	3/27/2002
J. Anthony Boeckh

/s/ Walter M Fiederowicz	Director	3/27/2002
Walter M. Fiederowicz

/s/ Daniel V. McNamee III	Director	3/29/2002
Daniel V. McNamee III

Director
Charles L. Schwager

/s/ Benaree P. Wiley	Director	3/27/2002
Benaree P. Wiley