Form 10-Q
period 2002-03-31
FIRST ALBANY COMPANIES INC
filed 2002-05-15
CIK 782842

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                          Form 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

              For Quarter Ended March 31, 2002


               Commission file number 0-14140


            First Albany Companies Inc.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

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

     8,720,730 shares of Common Stock were outstanding as of the close of business on May 3, 2002.





        FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

                          FORM 10-Q

                            INDEX


                                                			Page
     Part I - Financial Information

      Item 1.   Financial Statements

           Condensed Consolidated Statements of Financial
             Condition at March 31, 2002 (unaudited) and
             December 31, 2001                    			3

           Condensed Consolidated Statements of Operations
             for the Three Months Ended March 31, 2002
             and March 31, 2001 (unaudited)       			4

           Consolidated Statements of Comprehensive Income
             for the Three Months Ended March 31, 2002
             and March 31, 2001 (unaudited)       			5

           Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2002
             and March 31, 2001 (unaudited)       			6

           Notes to Condensed Consolidated Financial
             Statements (unaudited)                                    7-12

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations           13-17


     Part II -Other Information

      Item 1. Legal Proceedings                                          18

      Item 6. Exhibits and Reports on Form 8-K    		      18-19


                 FIRST ALBANY COMPANIES INC.
    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
===================================================================


                                           March 31,	   December 31,
(In thousands of dollars)         		   2002	      2001
                                          (Unaudited)
Assets
Cash                                      $  2,056      $    1,710
Cash and securities segregated               6,800           7,600
Securities purchased under
 agreement to resell                        54,521          41,219
Securities borrowed                        610,028         649,097
Receivables from
Brokers, dealers and clearing
 agencies                                    5,640           7,177
Customers                                   17,232          14,973
Others                                       5,401          45,494
Securities owned                           234,597         286,185
Investments                                 22,750          25,641
Office equipment and leasehold
 improvements, net                           5,541           5,607
Other assets                                27,625          24,381
------------------------------------------------------------------
Total assets                              $992,191      $1,109,084
==================================================================
Liabilities and Stockholders'Equity
Liabilities
Short-term bank loans                     $157,250      $ 248,650
Securities loaned                          609,029        649,224
Payables to:
Brokers, dealers and clearing
 agencies                                    6,475         10,567
Customers                                    6,925          8,509
Others                                      41,037         11,488
Securities sold but not yet
 purchased                                  56,131         41,157
Accounts payable                             1,775          1,981
Accrued compensation                        17,045         39,411
Accrued expenses                            14,206         14,236
Notes payable                               11,283         12,028
Obligations under capitalized leases         2,533          2,958
-----------------------------------------------------------------
Total liabilities                          923,689      1,040,209
-----------------------------------------------------------------
Commitments and Contingencies
Subordinated debt                            6,000          6,000
-----------------------------------------------------------------
Stockholders' Equity
Common stock                                    99             99
Additional paid-in capital                  90,882         90,010
Deferred compensation                        1,228            915
Unamortized value of restricted stock         (946)        (1,050)
Retained earnings (deficit)                (17,808)       (14,563)
Less treasury stock at cost                (10,953)       (11,484)
Accumulated other comprehensive income           -         (1,052)
------------------------------------------------------------------
Total stockholders' equity                  62,502         62,875
------------------------------------------------------------------
Total liabilities and
stockholders' equity                      $992,191     $1,109,084
==================================================================

See notes to the condensed consolidated financial statements.



 		   FIRST ALBANY COMPANIES INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			  (Unaudited)
=================================================================


                                             Three Months Ended
(In thousands of dollars except for          March 31,   March 31,
  per share amounts and shares outstanding)    2002        2001
-----------------------------------------------------------------
Revenues
 Commissions                               $ 2,764       $ 3,851
 Principal transactions                     27,196        28,109
 Investment banking                          6,032         3,916
 Investment gains (losses)                    (158)         (853)
 Interest                                    4,276         7,446
 Fees and others                             1,245         1,566
-----------------------------------------------------------------
Total revenues                              41,355        44,035
 Interest expense                            3,104         6,706
-----------------------------------------------------------------
Net revenues                                38,251        37,329
-----------------------------------------------------------------
Expenses (excluding interest):
 Compensation and benefits                  29,116        28,960
 Clearing, settlement and brokerage            447           678
 Communications and data processing          2,949         2,531
 Occupancy and depreciation                  2,055         1,808
 Selling                                     1,487         1,634
 Other                                       1,675         1,503
-----------------------------------------------------------------
Total expenses (excluding interest)         37,729        37,114
-----------------------------------------------------------------
Operating income                               522           215
-----------------------------------------------------------------
Equity in gains (losses) of affiliate:
Gain/(loss) before cumulative effect
 of change in accounting principle          (4,500)       (2,128)
Cumulative effect of accounting
 change for derivative financial
 instruments                                    -          2,026
----------------------------------------------------------------
Total equity in losses of affiliate         (4,500)        (102)
----------------------------------------------------------------

Gains on sale of equity holdings               598            -
----------------------------------------------------------------
Income (loss) before income taxes           (3,380)         113
 Income tax expense (benefit)               (1,372)          45

----------------------------------------------------------------
Net income (loss)                          $(2,008)       $  68
================================================================


Net income (loss) per share:
Basic                                      $(0.22)        $0.01
Diluted                                     (0.22)         0.01


----------------------------------------------------------------

Weighted average common and common
 equivalent shares outstanding:
Basic                                      9,031,241  8,781,228
Dilutive                                   9,031,241  9,190,304
---------------------------------------------------------------
Dividend per common share
 outstanding                               $    0.05    $  0.05
---------------------------------------------------------------

See notes to the condensed consolidated financial statements.


		  FIRST ALBANY COMPANIES INC.
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
---------------------------------------------------------------

                                            Three Months Ended
                                             March 31, March 31,
(In thousands of dollars)                      2002	    2001
---------------------------------------------------------------
Net income/(loss)                           $(2,008)    $   68
Other comprehensive income:

Unrealized gain on available for
 sale securities, net of tax                      -      2,796
---------------------------------------------------------------
Total other comprehensive income,
 net of tax (see note 3)                          -      2,796
---------------------------------------------------------------
Total comprehensive income                  $(2,008)    $2,864
===============================================================

 The unrealized gain on available for sale securities, net of tax relates to Mechanical Technology Incorporated's ("MTI") investment in Beacon Power (see note 3). Accumulated net unrealized gains (losses) related to available for sale securities are recorded as other comprehensive income. Decreases or increases in other comprehensive income are
recorded as adjustments to stockholders' equity.   Since
First Albany Companies Inc.'s (the Company) investment in MTI is recorded under the equity method, the Company must record its proportionate share of MTI's other comprehensive income accordingly.



See notes to the condensed consolidated financial statements.


			FIRST ALBANY COMPANIES INC.
	  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				(Unaudited)
---------------------------------------------------------------------

                                               Three Months Ended
                                             March 31,      March 31,
(In thousands of dollars)                      2002            2001
---------------------------------------------------------------------
Cash flows from operating activities:
Net income/(loss)                           $ (2,008)        $    68
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
Depreciation and amortization                    653             523
Deferred compensation                        	 313             173
Deferred income taxes                         (1,511)            123
Undistributed (gain)/loss of affiliate         4,500             102
Unrealized investment (gain) loss                (42)            686
Realized (gain) loss on sale of investments      200             167
Gain on sales of equity holdings                (598)              -
Services provided in exchange for common
 stock                                             3             103
(Increase) decrease in operating assets:
Cash and securities segregated under             800           7,000
 federal regulations
Securities purchased under agreement to      (13,302)         (3,047)
 resell
Securities borrowed, net                      (1,126)          1,689
Net receivables from customers                (3,843)        (12,896)
Securities owned, net                         66,562         (85,758)
Other assets                                  (2,115)            248
Increase (decrease) in operating
 liabilities:
Net payables to brokers, dealers, and
 clearing agencies                            (2,555)          4,890
Net payables to others                        70,642          57,096
Accounts payable and accrued expenses        (22,602)        (17,058)
Income taxes payable, net                          -          (1,672)
----------------------------------------------------------------------
Net cash provided by (used in) operating
 activities                                   93,971         (47,563)
----------------------------------------------------------------------
Cash flows from investing activities:
Purchase of furniture, equipment, and
 leaseholds, net                                (587)           (816)
Disbursements for purchase of investments        (14)            (75)
Proceeds from sale of investments              1,078             149
---------------------------------------------------------------------
Net cash provided by (used in) investing
 activities                                      477            (742)
---------------------------------------------------------------------
Cash flows from financing activities:
Net (payment) proceeds of short-term bank
 loans                                      (91,400)          62,250
Payments on notes payable                      (745)            (220)
Payments of obligations under capitalized
 leases                                        (425)            (348)
Payments for purchases of common stock for
 treasury                                      (741)            (861)
Proceeds from issuance of common stock          505              124
Net decrease from borrowing under line-of-
 credit agreements                             (866)         (12,372)
Dividends paid                                 (430)            (345)
---------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                 (94,102)          48,228
---------------------------------------------------------------------
Increase (decrease) in cash                     346             ( 77)
Cash at beginning of the year                 1,710              689
---------------------------------------------------------------------
Cash at end of period                      $  2,056          $   612
=====================================================================

In 2002, the Company increased its investment in MTI by $2.4 million, increased comprehensive income by $1.0 million, increased paid-in-capital by $1.0 million and deferred income taxes by $0.4 million (See Note 3).

See notes to the condensed consolidated financial statements.



		      FIRST ALBANY COMPANIES INC
	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				 (Unaudited)
---------------------------------------------------------------------

1.   Basis of Presentation

 In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of those for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2001.

2.   Earnings Per Common Share

 Basic earnings per share have been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were calculated at March 31:

==============================================================
(In thousands)                          2002           2001
==============================================================
Weighted average shares for basic
 earnings per share                     9,031            8,781
Effect of dilutive common equivalent
 shares (stock options and stock
 issuable under employee benefit
 plans)                                     -              409
--------------------------------------------------------------
Weighted average shares and dilutive
 common equivalent shares for
 dilutive earnings per share            9,031            9,190
==============================================================

 For the three months ended March 31, 2002, the Company excluded approximately 120,000 common equivalent shares in its computation of dilutive earnings per share because they were anti-dilutive.

3.   Investments

 First Albany Companies Inc., the Parent Company, holds various investments in its portfolio. The following provides information regarding the Company's equity and other investments:

Equity Investment
-----------------
 At March 31, 2002 the Company owned 11,404,215 common shares (approximately 32% of the shares outstanding) of Mechanical Technology Incorporated (MTI). Shares of MTI are traded on the NASDAQ National Market System under the symbol MKTY. The Company's investment in MTI is recorded under the equity method because the Company owns more than 20% of MTI's common stock and has the ability therefore to exercise significant influence over MTI. The Company's investment in MTI has a book value of approximately $15.7 million, which included goodwill of approximately $0.4 million. At March 31, 2002 the aggregate market value of the Company's shares of MTI stock was $39.6 million. Under the equity method, the market value of MTI's stock is not included in the valuation of the Company's investment.

 The Company sold approximately 350,000 shares of MTI common stock in the quarter ended March 31, 2002 for approximately $1.1 million, realizing a gain of approximately $0.6 million. Related to the sale of the Company's equity investment in MTI, the Company has entered into a plan under Rule 10b5-1 under the Securities Act of 1933, dated December 27, 2001, to sell up to 1,400,000 shares of MTI common stock in 2002.


			  FIRST ALBANY COMPANIES INC
	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)
				(Continued)
-----------------------------------------------------------------


 The following presents summarized financial information of MTI at:

-----------------------------------------------------------------
                                                     December 31,
(In thousands of dollars)                               2001
=================================================================
Assets                                    	       $56,348
Liabilities                          		         8,166
Commitments and Contingencies                              574
-----------------------------------------------------------------
Shareholders' equity                 		       $47,608
-----------------------------------------------------------------

                                                    Three Months
                                                       Ended
                                    		    December 31,
(In thousands of dollars)                               2001
-----------------------------------------------------------------
Revenues                            		     $  1,336
-----------------------------------------------------------------

Operating loss                      		     $ (1,770)
Impairment losses                                     (15,433)
Other income (expenses)                                    42
-----------------------------------------------------------------
Income (loss) before income taxes,
 equity in holdings losses and
 minority interests                                   (17,161)
Income tax benefit                                      6,788
Equity in holdings losses, net of
 taxes                                                 (3,316)
Minority interest in losses                               104
----------------------------------------------------------------
Net loss                                             $(13,585)
================================================================

  MTI's shareholders' equity increased $7.1 million (excluding net loss of $13.6 million) during their fiscal three months ended December 31, 2001. This was comprised of an increase of $1.9 million in other shareholders' equity, primarily related to MTI's holdings in Plug and SatCon, and an increase of $5.2 million for a comprehensive income related to unrealized gains on available for sale securities in Beacon. Decreases or increases in other comprehensive income are recorded as adjustments to shareholders' equity. Accordingly, the Company has recorded, as of March 31, 2002, its proportionate share of the $1.9 million increase in other shareholders' equity as an increase in its investment in MTI of $0.7 million and its proportionate share of MTI's comprehensive gain of $5.2 million as an increase in its investment in MTI of $1.7 million.

 The Company's equity in MTI's earnings are recorded on a one-quarter-delay basis. For the three month period ended December 31, 2001, MTI reported a net loss of approximately $13.6 million. This net loss included a non-cash charge (impairment losses) of $15.4 million associated with a decline in the market value of MTI's holdings - $9.6 million for holdings in Beacon and $5.8 million for holdings in SatCon. Accordingly, the Company recorded a loss on its investment in MTI of $4.5 million in the quarter ended March 31, 2002.

 MTI's net loss for its fiscal 2002 second quarter ended March 31, 2002 was $5.3 million.The Company's equity in MTI's net loss, recorded on a one-quarter delay basis, was $1.7 million , which will be recorded by the Company in the quarter ending June 30, 2002.




		   FIRST ALBANY COMPANIES INC
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)
				(Continued)
----------------------------------------------------------------

Other Investments
-----------------
The Company's investment portfolio also includes interests in other publicly and privately held companies. Information regarding these other investments has been aggregated as follows for the three months ended March 31:

=================================================================
(In thousands of dollars)                     2002       2001
-----------------------------------------------------------------
Carrying Value                                $7,098   $4,839
Net realized gain (loss)                        (200)    (167)
Net unrealized gain (loss)                        42     (686)
=================================================================

4.   Receivables from Others

 Amounts receivable from others consisted of the following at:

=================================================================
                                         March 31,   December 31,
(In thousands of dollars)                  2002         2001
-----------------------------------------------------------------
Adjustment to record securities
 owned on a trade date basis, net           $   -        $39,786
Others                                      5,401          5,708
----------------------------------------------------------------
Total                                     $ 5,401        $45,494
================================================================

 The adjustment to record securities owned on a trade date basis is to reflect securities transactions entered into for the account of the Company as though they had settled.

5.   Securities Owned And Sold But Not Yet Purchased

 Securities owned and sold but not yet purchased consisted of the following at:

=======================================================================
                               March 31,              December 31,
(In thousands of                 2002                     2001
dollars)
-----------------------------------------------------------------------
                          Owned     Sold,but not   Owned  Sold,but not
                                   yet purchased 	   yet purchased
-----------------------------------------------------------------------
Marketable Securities
U.S. Government and
 federal agency
 obligations              $26,474      $45,157   $20,328     $40,643
State and municipal
 bonds                    145,224       10,356   236,199           4
Corporate obligations      45,160          426    21,543         391
Corporate stocks           15,260          184     5,576         114
Options                        52            8        33           5
Not Readily Marketable
 Securities
Investment securities
 with no publicly quoted
 market                       281                    505
Investment securities
 subject to restrictions    2,146                  2,001
---------------------------------------------------------------------
Total                    $234,597      $56,131  $286,185     $41,157
=====================================================================

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



		      FIRST ALBANY COMPANIES INC
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)
				(Continued)
------------------------------------------------------------------

6.   Payables to Others

 Amounts payable to others consisted of the following at:

------------------------------------------------------------------
                                      March 31,      December 31,
(In thousands of dollars)               2002              2001
==================================================================
Adjustment to record
 securities owned on a trade
 date basis, net                       $30,711           $     -
Borrowing under line-of-
 credit agreements                       9,035             9,901
Others                                   1,291             1,587
-----------------------------------------------------------------
Total                                  $41,037           $11,488
=================================================================

The adjustment to record securities owned on a trade date basis is to reflect securities transactions entered into for the account of the Company as though they were settled.

7.   Commitments and Contingencies

Commitments:   As of March 31, 2002, the Company had a
commitment through July 2011 to invest up to $18,342,000 in FA Technology Ventures, L.P. (the Partnership). The Company intends to fund this commitment from the sale of other investments, including the sale of a portion of its equity investment in Mechanical Technology Inc. (MTI), and operating cash flow. The Partnership's primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, with a focus on businesses located in New York State, while providing market-rate investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a wholly-owned subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership Agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner has contracted with FA Technology Ventures Corporation (FATV), a wholly-owned subsidiary of the Company, to act as an investment advisor to the General Partner. As of March 31, 2002, the Company had an additional commitment through July 2011 to invest up to $13,802,000 in parallel funds with the Partnership, which it intends to fund through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF are managed by FAC Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the commitment related to EIF will be funded by employees; however, the Company must fund any amount, which is not. Some individuals who are members of the General Partnership have established their own fund to invest at least $2,600,000 in parallel with the Partnership. This fund is managed by FATV GP LLC. The fund is not charged a management fee by FATV GP LLC.


	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)
				(Continued)
------------------------------------------------------------------




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

 The Company enters into underwriting commitments to purchase securities as part of its investment banking business. As of March 31, 2002, the Company had $1.2 million in underwriting commitments outstanding, of which all but $0.1 million had been pre-sold.

8.   Stockholders' Equity

 In April, 2002, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 31, 2002, along with a 5% stock dividend, payable on May 29, 2002 to shareholders of record on May 15, 2002.

 In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock. Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time. In April 2002, the Board of Directors extended the program through April 2003. Shares purchased under the program will be held in treasury and
used for general corporate purposes.   At March 31, 2002 the
Company had repurchased approximately 601,000 shares pursuant to this program with an aggregate cost of $5.5 million.

9.   Net Capital Requirements

 The Company's broker-dealer subsidiary, First Albany Corporation (the "Corporation"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of a minimum net capital. The Corporation has elected to use the alternative method permitted by the rule, which requires that the Corporation maintain a minimum net capital of 2 percent of aggregate debit balances arising from customer transactions as defined. As of March 31, 2002, the Corporation had aggregate net capital, as defined, of $24.2 million, which equaled 166% of aggregate debit balances and $23.2 million in excess of required minimum net capital.


	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)
				(Continued)
------------------------------------------------------------------


10.  Segment Analysis

 The Company's reportable operating segments are: Capital Markets (including Investment Banking, Institutional Sales and Trading, First Albany Asset Management Corporation and FA Technology Ventures Corporation), Investments and Equity in Losses of Affiliate. The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies." The Capital Markets segment generates revenues from securities transactions (equities and fixed-income securities) with institutional clients along with investment banking activities, which includes managing, co-managing of tax-exempt and corporate securities underwritings and financial advisory services. This segment also includes trading activity in which the Company buys and maintains inventories of fixed-income products and equities securities (as a "market maker") for sale to other dealers and to institutional clients. The Investment segment includes gains and losses associated with the investment portfolio held at the Company. The Equity in Losses of Affiliate segment includes revenue relating to the Company's investment in Mechanical Technology Incorporated (MTI), which is recorded under the equity method (see Note 3) and also includes gains or sale of equity holdings.

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


 Information concerning operations in these segments is as follows:

=================================================================
                                          Three Months Ended
(In thousands of dollars)                March 31,      March 31,
                                           2002           2001
-----------------------------------------------------------------
Revenues (excluding interest):
 Capital Markets                         $37,237         $37,442
 Investments                                (158)           (853)
-----------------------------------------------------------------
Total                                    $37,079         $36,589
=================================================================


Net Interest Revenues:
 Capital Markets                         $ 1,172         $   740
-----------------------------------------------------------------
Total                                    $ 1,172         $   740
=================================================================

Net Revenues:
 Capital Markets                         $38,409         $38,182
 Investments                                (158)           (853)
-----------------------------------------------------------------
Total                                    $38,251         $37,329
=================================================================

Pre-Tax Income:
 Capital Markets                         $   680         $ 1,068
 Investments                                (158)           (853)
 Equity in losses of affiliate            (3,902)           (102)
-----------------------------------------------------------------
Total                                    $(3,380)        $   113
=================================================================







			FIRST ALBANY COMPANIES INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			AND RESULTS OF OPERATIONS
------------------------------------------------------------------





                                            Three Months Ended
                                            March 31,    March 31,
(In thousands of dollars)                     2002         2001
------------------------------------------------------------------
Revenues
 Commissions                                $  2,764     $  3,851
 Principal transactions                       27,196       28,109
 Investment banking                            6,032        3,916
 Investment gain (loss)                         (158)        (853)
 Interest income                               4,276        7,446
 Fees and others                               1,245        1,566
------------------------------------------------------------------
Total revenues                                41,355       44,035
Interest expense                               3,104        6,706
------------------------------------------------------------------
Net revenues                                  38,251       37,329
------------------------------------------------------------------
Expenses (excluding interest)
 Compensation and benefits                    29,116       28,960
 Clearing,  settlement and  Brokerage
  costs                                          447          678
 Communications and data processing            2,949        2,531
 Occupancy and depreciation                    2,055        1,808
 Selling                                       1,487        1,634
 Other                                         1,675        1,503
------------------------------------------------------------------
Total expenses (excluding interest)           37,729       37,114
------------------------------------------------------------------
Operating income                                 522          215
------------------------------------------------------------------
Equity in gains (losses) of
 affiliate:
Gain/(loss) before cumulative effect
 of change in accounting principle            (4,500)      (2,128)
Cumulative effect of accounting
 change for derivative financial
 instruments                                       -        2,026
------------------------------------------------------------------
Total  equity in gains  (losses)  of
 affiliate                                    (4,500)        (102)
------------------------------------------------------------------
Gain on sale equity holdings                     598            -
------------------------------------------------------------------
Income (loss) before income taxes             (3,380)          113
 Income tax expense (benefit)                 (1,372)           45
------------------------------------------------------------------
Net income (loss)                            $(2,008)       $   68
==================================================================

Net interest income
 Interest income                             $ 4,276        $7,446
 Interest expense                              3,104         6,706
------------------------------------------------------------------

Net interest income                          $ 1,172       $   740
===================================================================


			FIRST ALBANY COMPANIES INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			 AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

 The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position and results of operations during the periods included in the accompanying condensed consolidated financial statements.

Business Environment
--------------------
 First Albany Companies Inc. (the Company) is the parent company of First Albany Corporation, First Albany Asset
Management Corporation and FA Technology Ventures
Corporation. First Albany Corporation provides investment banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities. The Company also provides venture capital and merchant banking to the investment and corporate communities, and asset management services to individuals and institutions.

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

Results of Operations
---------------------
 First Albany Corporation, the Company's investment banking and brokerage operations, had net revenues of $37.5 million for the first quarter ended March 31, 2002, compared to $36.2 million for the same period in 2001, an increase of 4%. First Albany Corporation had net income of $0.8 million for the first quarter 2002, compared to net income of $0.2 million for the same period in 2001.

 First Albany Companies Inc. had consolidated net revenues for the first quarter of $38.3 million, compared to $37.3 million for the same period in 2001, an increase of 3%. The Company reported a consolidated net loss of $2.0 million for the first quarter 2002, compared to net income of $0.1 million for the same period in 2001, a loss of $0.22 per diluted share compared to income of $0.01 per diluted share, respectively. The Company's net loss included a $4.5 million pre-tax non-operating equity loss from its equity investment in Mechanical Technology Inc. ("MTI") for the quarter ended March 31, 2002, compared to an equity loss of $0.1 million for the same period in 2001. On a pro-forma basis, excluding the impact of the equity loss from MTI, the Company would have had consolidated net income of $0.7 million and net income of $0.08 per diluted share for the first quarter 2002.

 The Parent Company's investment portfolio is accounted for at market value except for MTI, which is recorded under the equity method. The aggregate market value of the Company's investment portfolio increased from $39.6 million at December 31, 2001, to $46.7 million at March 31, 2002, primarily as a result of an increase in the market value of its investment in MTI. Shares of MTI are traded on the NASDAQ National System under the symbol MKTY. The Company accounts for the MTI investment under the equity method of accounting because it owns in excess of 20% (approximately
32%) of the shares outstanding and has the ability, therefore, to exercise significant influence over MTI. The
Company does not recognize changes in the market value of this investment in the income statement. Changes in the value of those portions of the Company's investment portfolio accounted for at market value may impact the financial results of future periods either positively or negatively.

			FIRST ALBANY COMPANIES INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			AND RESULTS OF OPERATIONS
---------------------------------------------------------------


 Three-Month Period Ended March 31, 2002
 ---------------------------------------
Commissions
-----------
 Commissions revenue decreased $1.1 million or 28% primarily due to decreases in listed agency transactions.

Principal Transactions
----------------------
 Principal transactions decreased $0.9 million or 3%. This amount was comprised of a decrease in taxable fixed income securities of $0.9 million, a decrease in equity securities of $0.8 million and an increase in tax-exempt fixed income securities of $0.8 million.

Investment Banking
------------------
 Investment banking revenues increased $2.1 million or 54% due to fixed income underwritings.

Investment Gains/(Losses)
-------------------------
 Investment gains (losses) increased $0.7 million due primarily to the investment portfolio held at First Albany
Companies Inc., the Parent Company.

Net Interest Income
-------------------
 Net interest income increased $0.4 million or 58% due primarily to a decrease in interest rates for short-term bank loans.

Communications and Data Processing
----------------------------------
 Communications and data processing expense increased $0.4 million or 17% due primarily to an increase in market data related expenses.

Equity in gains (losses) of affiliate
-------------------------------------
 Equity in gains (losses) of affiliates decreased $4.4 million due to an increase in the net loss of Mechanical
Technology Incorporated.  (See note 3)

Gain on Sale of Equity Holdings
-------------------------------
 Gain on sale of equity holdings increased $0.6 million due to the sale of approximately 350,000 shares of Mechanical
Technology Incorporated (NASDAQ: MKTY).

Income Taxes
------------
 Income tax expense (benefit) decreased $1.4 million due to a change in income/ (loss) before income taxes.



			FIRST ALBANY COMPANIES INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			AND RESULTS OF OPERATIONS
----------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------
 A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, are liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's payables to brokers and dealers, securities loaned, bank lines of credit and customer payables. The level of assets and liabilities will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions.

 At March 31, 2002 First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

 In January 2002, the Board of Directors declared the regular quarterly cash dividend of $0.05 per share payable on February 28, 2002, to shareholders of record on February
14, 2002.

 In April 2002, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter, ended March 31, 2002, along with a 5% stock dividend, both payable on May 29, 2002 to shareholders of record on May 15, 2002.

 Related to the sale of the Company's equity investment in MTI, the Company has entered into a plan under Rule 10b5-1 under the Securities Act of 1933, dated December 27, 2001, to sell up to 1,400,000 shares of MTI common stock in 2002.
As of March 31, 2002, the Company had sold approximately
350,000 shares at an average price of $3.08 per share.  The
Company owned 11,404,215 shares of MTI common stock as of March 31, 2002.

 In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock. Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time. In April 2002, the Board of Directors extended the program through April 2003. Shares purchased under the program will be held in treasury and used for general corporate purposes. At March 31, 2002 the Company had repurchased approximately 601,000 shares pursuant to this program with an aggregate cost of $5.5 million.

 The Company enters into underwriting commitments to purchase securities as part of its investment banking business. As of March 31, 2002, the Company had $1.2 million in underwriting commitments outstanding, of which all but $0.2 million had been pre-sold.

 As of March 31, 2002, the Company had a commitment through July 2011 to invest up to $18,342,000 in FA Technology Ventures, L.P. (the Partnership). The Company intends to fund this commitment from the sale of other investments, including the sale of a portion of its equity investment in Mechanical Technology Inc. (MTI), and operating cash flow. The Partnership's primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, with a focus on businesses located in New York State, while providing market-rate investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds.


			FIRST ALBANY COMPANIES INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			AND RESULTS OF OPERATIONS
------------------------------------------------------------------



 Subject to the terms of the Partnership Agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its
investment in a portfolio company.   The General Partner has
contracted with FA Technology Ventures Corporation (FATV), a wholly-owned subsidiary of the Company, to act as an investment advisor to the General Partner. As of March 31, 2002, the Company had an additional commitment through July 2011 to invest up to $13,802,000 in parallel funds with the Partnership, which it intends to fund through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the commitment related to EIF will be funded by employees; however, the Company must fund any amount, which is not. Some individuals who are members of the General Partnership have established their own fund to invest at least $2,600,000 in parallel with the Partnership. This fund is managed by FATV GP LLC. The fund is not charged a management fee by FATV GP LLC.

 Management believes that funds provided by operations and a variety of uncommitted bank lines of credit totaling $400 million, of which approximately $243 million was unused as of March 31, 2002, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs. Uncommitted lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist. These uncommitted lines of credit are limited to financing securities eligible for collateralization including Company-owned securities and certain customer-owned securities purchased on margin, subject to certain regulatory formulas.


			FIRST ALBANY COMPANIES INC.	     (Exhibit 11)
		   COMPUTATION OF PER SHARE EARNINGS
------------------------------------------------------------------



                  Part II-Other Information
			-------------------------

Item 1. Legal Proceedings
-------------------------
 In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims. Certain of these are class actions, which seek unspecified damages that could be substantial.
Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely to result in adverse dispositions. Although further losses are possible, the opinion of management, based upon the advice of its attorneys and General Counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

  (a)     Exhibits
	    --------

          Item No.  Item
          --------------

          (11) Statement Re:  Computation of Per Share Earnings
		(filed herewith)

  (b)     Reports on Form 8-K
	    -------------------

               No Form 8K was filed during the quarter ended
               March 31, 2002.
	         ---------------


			FIRST ALBANY COMPANIES INC.	     (Exhibit 11)
		   COMPUTATION OF PER SHARE EARNINGS
------------------------------------------------------------------


                                             Three Months Ended
                                            March 31,   March 31,
(In thousands, except per share amounts)      2002        2001
------------------------------------------------------------------

Basic:

------------------------------------------------------------------
Net income (loss)                             $(2,008)    $    68
==================================================================

Weighted average number of shares
 outstanding during the period			9,031       8,781
------------------------------------------------------------------
Net income (loss) per share                   $ (0.22)    $  0.01
==================================================================

Dilutive:

------------------------------------------------------------------
Net income (loss)                             $(2,008)    $    68
==================================================================

Weighted average number of shares
 outstanding during the period			9,031       8,781
Effect of dilutive common equivalent
 shares                                             -         409
------------------------------------------------------------------
Weighted average shares and common
 equivalent shares outstanding			9,031       9,190
------------------------------------------------------------------
Net income (loss) per share                   $ (0.22)    $  0.01
==================================================================


 Per share figures and shares outstanding have been restated for all dividends declared.




                                SIGNATURES


 Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                          First Albany Companies Inc.
				  ---------------------------

                               (Registrant)



	5/14/02		/S/ ALAN P. GOLDBERG
Date:________        ---------------------------------------------
                     Alan P. Goldberg
                     President/Co-Chief Executive Officer

	5/14/02	    /S/ STEVEN R. JENKINS
Date:________	   ---------------------------------------------
                     Steven R. Jenkins
                     Chief Financial Officer
                     (Principal Accounting Officer)

