Form 10-Q
period 2002-06-30
FIRST ALBANY COMPANIES INC
filed 2002-08-14
CIK 782842

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002

Commission file number 0-14140

First Albany Companies Inc.
(Exact name of registrant as specified in its charter)

New York	22-2655804
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No. )

30 South Pearl St. , Albany, NY	12207
(Address of principal executive offices)	(Zip Code)

(518) 447-8500
(Registrant's telephone number, including area code

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

9,235,055 shares of common stock were outstanding as of the close of business on July 30, 2002.

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

Part I - Financial Information		Page

Item 1.	Financial Statements
	Condensed Consolidated Statements of Financial
	Condition at June 30, 2002 (unaudited) and
	December 31, 2001	3

	Condensed Consolidated Statements of Operations
	for the Three Months and the Six Months Ended June 30, 2002
	and June 30, 2001 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	for the Six Months Ended June 30, 2002
	and June 30, 2001 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended June 30, 2002
	and June 30, 2001 (unaudited)	6-7

	Notes to Condensed Consolidated Financial
	Statements (unaudited)	8-15

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16-22

Part II - Other Information

Item 1.	Legal Proceedings	23

Item 6.	Exhibits and Reports on Form 8-K	23-25

FIRST ALBANY COMPANIES INC. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION =================================================================================
	June 30, 2002	December 31, 2001
(In thousands of dollars)	(Unaudited)
Assets
Cash	$ 430	$ 1,710
Cash and securities segregated	5,300	7,600
Securities purchased under agreement to resell	40,669	41,219
Securities borrowed	431,300	649,097
Receivables from
Brokers, dealers and clearing agencies	4,782	7,177
Customers	7,355	14,973
Others	6,536	45,494
Securities owned	332,130	286,185
Investments	20,514	25,641
Office equipment and leasehold improvements, net	5,694	5,607
Other assets	34,301	24,381
----------------------------------------------------------------------------------
Total Assets	$ 889,011	$ 1,109,084
==================================================================================
Liabilities and Stockholders' Equity
Liabilities
Short-term bank loans	$ 153,100	$ 248,650
Securities loaned	429,860	649,224
Payables to:
Brokers, dealers and clearing agencies	3,105	10,567
Customers	4,237	8,509
Others	123,235	11,488
Securities sold but not yet purchased	51,566	41,157
Accounts payable	2,284	1,981
Accrued compensation	24,407	39,411
Accrued expenses	15,532	14,236
Income tax payable	237	-
Notes payable	9,788	12,028
Obligations under capitalized leases	2,869	2,958
----------------------------------------------------------------------------------
Total liabilities	820,220	1,040,209
----------------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt	6,000	6,000
----------------------------------------------------------------------------------
Stockholders' Equity
Common stock	104	99
Additional paid-in capital	94,546	90,010
Deferred compensation	1,406	915
Unamortized value of restricted stock	(1,472)	(1,050)
Retained earnings (deficit)	(22,485)	(14,563)
Less treasury stock at cost	(9,308)	(11,484)
Accumulated other comprehensive income	-	(1,052)
----------------------------------------------------------------------------------
Total stockholders' equity	62,791	62,875
----------------------------------------------------------------------------------
Total liabilities and stockholders' equity	$ 889,011	$ 1,109,084
==================================================================================

See notes to the condensed consolidated financial statements

FIRST ALBANY COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Uaudited)
(In thousands of dollars except for per share	Three Months Ended		Six Months Ended
amounts and shares outstanding)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues
Commissions	$ 3,618	$ 3,990	$ 6,382	$ 7,841
Principal transactions	24,706	23,611	51,902	51,721
Investment banking	9,389	4,489	15,422	8,405
Investment gains (losses)	(73)	(97)	(231)	(950)
Interest	4,438	7,253	8,714	14,699
Fees and other	1,275	1,469	2,520	3,035
-------------------------------------------------------------------------------------------------
Total revenues	43,353	40,715	84,709	84,751
Interest expense	3,267	6,472	6,372	13,178
-------------------------------------------------------------------------------------------------
Net revenues	40,086	34,243	78,337	71,573
-------------------------------------------------------------------------------------------------
Expenses (excluding interest):
Compensation and benefits	28,322	26,889	57,438	55,849
Clearing, settlement and brokerage costs	771	930	1,591	1,833
Communications and data processing	2,822	2,370	5,398	4,676
Occupancy and depreciation	2,326	1,818	4,381	3,626
Selling	1,694	1,794	3,182	3,428
Other	2,337	1,416	4,011	2,919
-------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	38,272	35,217	76,001	72,331
-------------------------------------------------------------------------------------------------
Operating income (loss)	1,814	(974)	2,336	(758)
-------------------------------------------------------------------------------------------------
Equity in gains (losses) of affiliates:
Gain/(loss) before cumulative effect of change in accounting principle	(1,687)	(914)	(6,187)	(3,043)
Cumulative effect of accounting change for derivative financial instruments		-		2,026
-------------------------------------------------------------------------------------------------
Total equity in losses of affiliate	(1,687)	(914)	(6,187)	(1,017)
-------------------------------------------------------------------------------------------------
Gains on sale of equity holdings	585	-	1,184	-
-------------------------------------------------------------------------------------------------
Income (loss) before income taxes	712	(1,888)	(2,667)	(1,775)
Income tax expense (benefit)	353	(759)	(1,018)	(714)
-------------------------------------------------------------------------------------------------
Income (loss) from continuing operations	359	(1,129)	(1,649)	(1,061)
-------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations, net of taxes	(236)	-	(236)	-
-------------------------------------------------------------------------------------------------
Net income (loss)	$ 123	$ (1,129)	$ (1,885)	$ (1,061)
=================================================================================================
Basic share data:
Basic earnings:
Continued operations	$ 0.04	$ (0.13)	$ (0.18)	$ (0.12)
Discontinued operations	(0.03)	0.00	(0.03)	0.00
-------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.01	$ (0.13)	$ (0.21)	$ (0.12)
================================================================================================
Diluted earnings:
Continued operations	$ 0.04	$ (0.13)	$ (0.18)	$ (0.12)
Discontinued operations	(0.03)	0.00	(0.03)	0.00
-------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.01	$ (0.13)	$ (0.21)	$ (0.12)
=================================================================================================
Weighted average common and common equivalent shares outstanding:
Basic	9,144,023	8,740,691	9,087,632	8,760,960
Dilutive	9,258,236	8,740,691	9,087,632	8,760,960
=================================================================================================
Dividend per common share outstanding	$ 0.05	$ 0.05	$ 0.10	$ 0.10
=================================================================================================

See notes to the condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Six Months Ended
(In thousands of dollars)	June 30, 2002	June 30, 2001
------------------------------------------------------------------------------------------
Net income (loss)	$ (1,885)	$ (1,061)
Other comprehensive income (loss):
Unrealized gain on available for sale securities, net of tax	-	640
------------------------------------------------------------------------------------------
Total other comprehensive income, net of tax (see Note 4)	-	640
------------------------------------------------------------------------------------------
Total comprehensive income (loss)	$ (1,885)	$ (421)
==========================================================================================

The unrealized gain on available for sale securities, net of tax relates to Mechanical Technology Incorporated's ("MTI") investment in Beacon Power (see Note 4). Accumulated net unrealized gains (losses) related to available for sale securities are recorded as other comprehensive income. Decreases or increases in other comprehensive income are recorded as adjustments to stockholders' equity. Since First Albany Companies Inc.'s ("the Company's") investment in MTI is recorded under the equity method, the Company must record its proportionate share of MTI's other comprehensive income accordingly.

See notes to the condensed consolidated financial statement

FIRST ALBANY COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Six Months Ended
(In thousands of dollars)	June 30, 2002	June 30, 2001
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)	$ (1,885)	$ (1,061)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,329	1,119
Deferred compensation	491	279
Deferred income taxes	(1,802)	(255)
Undistributed (gain)/loss of affiliate	6,187	1,017
Unrealized investment (gain) loss	34	534
Realized (gain) loss on sale of investments	197	416
Loss on abandonment of fixed assets	244
Gain on sales of equity holdings	(1,184)
Services provided in exchange for common stock	317	522
(Increase) decrease in operating assets:
Cash and securities segregated under federal regulations	2,300	2,500
Securities purchased under agreement to resell	550	15,988
Securities borrowed, net	(1,567)	571
Net receivables from brokers, dealers, and clearing agencies	(5,067)	8,408
Net receivables from customers	3,346	(9,230)
Securities owned, net	(35,536)	(73,319)
Other assets	(11,756)	1,221
Increase (decrease) in operating liabilities:
Net payables to others	151,791	20,921
Accounts payable and accrued expenses	(13,405)	(13,313)
Income taxes payable, net	3,496	(2,198)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities	98,080	(45,880)
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchase of furniture, equipment, and leaseholds, net	(953)	(2,011)
Disbursements for purchase of investments	(70)	(299)
Proceeds from sale of investments	2,053	183

-------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities	1,030	(2,127)
-------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements

FIRST ALBANY COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
	Six Months Ended
(In thousands of dollars)	June 30, 2002	June 30, 2001
Cash flows from financing activities:
Net (payment) proceeds of short-term bank loans	(95,550)	57,797
Payments on notes payable	(2,240)	(440)
Payments of obligations under capitalized leases	(796)	(697)
Payments for purchases of common stock for treasury	(952)	(1,919)
Proceeds from issuance of common stock	833	1,004
Net decrease from borrowing under line-of-credit agreements	(816)	(7,199)
Dividends paid	(869)	(736)
-----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities	(100,390)	47,810
-----------------------------------------------------------------------------------------
Increase (decrease) in cash	(1,280)	(197)
Cash at beginning of the year	1,710	689
-----------------------------------------------------------------------------------------
Cash at end of period	$ 430	$ 492
==========================================================================================

In 2002, the Company increased its investment in MTI by $2.4 million, increased comprehensive income by $1.0 million, increased paid-in-capital by $1.0 million and deferred income taxes by $0.4 million (See Note 4). In 2002, the Company entered into capital leases for office and computer equipment totaling approximately $0.7 million.

See notes to the condensed consolidated financial statements

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

2.     Reclassification
Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

3.     Earnings Per Common Share
Basic earnings per share have been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were calculated for the three months and six months ended June 30:

==========================================================================================================
	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
----------------------------------------------------------------------------------------------------------
(In thousands)
----------------------------------------------------------------------------------------------------------
Weighted average shares for basic earnings per share	9,144,023	8,740,691	9,087,632	8,760,960
Effect of dilutive common equivalentshares (stock options and stock issuable under employee benefit plans	114,213	-	-	-
Weighted average shares and dilutive common equivalent shares for dilutive earnings per share	9,258,236	8,740,691	9,087,632	8,760,960

For the six months ended June 30, 2002, the Company excluded approximately 0.1 million common equivalent shares in its computation of dilutive earnings per share because they were anti-dilutive.

For the three months and the six months ended June 30, 2001, the Company excluded approximately 0.6 million and 0.5 million common equivalent shares respectively, in its computation of dilutive earnings per share because they were anti-dilutive.

4.     Investments
First Albany Companies Inc. , the Parent Company, holds various investments in its portfolio. The following provides information regarding the Company's equity and other investments:

Equity Investment
At June 30, 2002 the Company owned 11,091,040 common shares (approximately 31% of the shares outstanding) of Mechanical Technology Incorporated (MTI). Shares of MTI are traded on the NASDAQ National Market System under the symbol MKTY. The Company's investment in MTI is recorded under the equity method because the Company owns more than 20% of MTI's common stock and has the ability therefore to exercise significant influence over MTI. The Company's investment in MTI has a book value of approximately $13.6 million, which included goodwill of approximately $0.3 million. At June 30, 2002 the aggregate market value of the Company's shares of MTI stock was $12.0 million. Under the equity method, the market value of MTI's stock is not included in the valuation of the Company's investment.

The Company sold approximately 663,000 shares of MTI common stock in the six months ended June 30, 2002 for approximately $2.0 million, realizing a gain of approximately $1.2 million. Related to the sale of the Company's equity investment in MTI, the Company has entered into a plan under Rule 10b5-1 under the Securities Act of 1933, dated December 27, 2001, to sell up to 1,400,000 shares of MTI common stock in 2002.

The following presents summarized financial information of MTI at:

===========================================================================
(In thousands of dollars)	March 31, 2002
---------------------------------------------------------------------------
Assets	$ 48,838
Liabilities	5,980
Commitments and Contingencies	453
---------------------------------------------------------------------------
Shareholders' Equity	$ 42,405
===========================================================================

	Three Months Ended	Six Months Ended
(In thousands of dollars)	March 31, 2002	March 31, 2002
---------------------------------------------------------------------------------------------
Revenues	$ 762	$ 2,098
=============================================================================================
Operating loss	$ (2,653)	$ (4,423)
Gain on sale of holdings	2,241	2,241
Impairment losses	(5,282)	(20,715)
Other income (expenses)	(170)	(128)
---------------------------------------------------------------------------------------------
Income (loss) before income taxes, equity in holdings	(5,864)	(23,025)
Income tax benefit	2,353	9,141
Equity in holdings losses, net of taxes	(1,866)	(5,182)
Minority interest in losses	121	225
---------------------------------------------------------------------------------------------
Net Loss	$ (5,256)	$ (18,841)
=============================================================================================

MTI's shareholders' equity increased $0.1 million (excluding net loss of $5.3 million) during the three months ended March 31, 2002.

MTI's shareholders' equity increased $7.1 million (excluding net loss of $18.8 million) during the six month period ended March 31, 2002. This was comprised of an increase of $1.9 million in other shareholders' equity, primarily related to MTI's holdings in Plug and SatCon, and an increase of $5.2 million for comprehensive income related to unrealized gains on available for sale securities in Beacon. Decreases or increases in other comprehensive income are recorded as adjustments to shareholders' equity. Accordingly, the Company has recorded, as of June 30, 2002, its proportionate share of the $1.9 million increase in other shareholders' equity as an increase in its investment in MTI of $0.7 million and its proportionate share of MTI's comprehensive gain of $5.2 million as an increase in its investment in MTI of $1.7 million.

The Company's equity in MTI's earnings are recorded on a one-quarter-delay basis. For the three month period ended March 31, 2002, MTI reported a net loss of approximately $5.3 million. Accordingly, the Company recorded a loss on its investment in MTI of $1.7 million in the quarter ended June 30, 2002.

For the six month period ended March 31, 2002, MTI reported a net loss of approximately $18.8 million. This net loss included a non-cash charge (impairment losses) of $20.7 million associated with a decline in the market value of MTI's holdings - $13.1 million for holdings in Beacon and $7.6 million for holdings in SatCon. Accordingly, the Company has recorded a loss on its investment in MTI of $6.2 million for the six months ended June 30, 2002.

MTI's earnings report for the quarter ended June 30, 2002 was not released in time for the Company's filing of form 10-Q for the quarter ended June 30, 2002. As such, information on the Company's equity in MTI's earnings, recorded on a one quarter delay basis, is not available for reporting.

Other Investments
The Company's investment portfolio also includes interests in other publicly and privately held companies. Information regarding these other investments has been aggregated as follows for the six months ended June 30:

=========================================================================
(In thousands of dollars)	2002	2001
-------------------------------------------------------------------------
Carrying value	$ 6,940	$ 4,932
Net realized gain (loss)	(197)	(416)
Net unrealized gain (loss)	(34)	(534)
=========================================================================

5.     Receivables from Customers
Receivables from customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements. Included in receivables from customers are accounts of executive officers and directors which as of June 30, 2002, approximated $3.8 million and as of December 31, 2001 approximated $3.4 million.

6.     Receivables from Others
Amounts receivable from others consisted of the following at:

========================================================================================
(In thousands of dollars)	June 30, 2002	December 31, 2001
----------------------------------------------------------------------------====--------
Adjustment to record securities owned on a trade date basis, net	$ -	$ 39,786
------------------------------------------------------------------------------====------
Others	6,536	5,708
Total	$ 6,536	$ 45,494
========================================================================================

Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.

7.     Securities Owned And Sold But Not Yet Purchased
Securities owned and sold but not yet purchased consisted of the following at:

===================================================================================================
(In thousands of dollars)	June 30, 2002		December 31, 2001
---------------------------------------------------------------------------------------------------
	Owned	Sold, but not yet purchased	Owned	Sold, but not yet purchased
---------------------------------------------------------------------------------------------------
Marketable Securities
U.S. Government and federal agency obligations	$ 20,646	$ 33,230	$ 20,328	$ 40,643
State and municipal bonds	240,160	17,763	236,199	4
Corporate obligations	60,561	444	21,543	391
Corporate stocks	8,581	129	5,576	114
Options	31	-	33	5
Not Readily Marketable Securities
Investment securities with no publicly quoted market	259	-	505	-
Investment securities subject to restrictions	1,892	-	2,001	-
---------------------------------------------------------------------------------------------------
Total	$ 332,130	$ 51,566	$ 286,185	$ 41,157
---------------------------------------------------------------------------------------------------

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

8.     Payables to Others
Amounts payable to others consisted of the following at:

--------------------------------------------------------------------------------
(In thousands of dollars)	June 30, 2002	December 31, 2001
================================================================================
Adjustment to record securities owned on a trade date basis, net	$110,622	$ -
Borrowing under line-of-credit agreements	9,085	9,901
Others	3,528	1,587
--------------------------------------------------------------------------------
Total	$123,235	$11,488
================================================================================

Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.

9.     Notes Payable
Notes payable consist of a note for $1.6 million which is payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London InterBank Offered Rate ("LIBOR") (1.84% plus 1.50% at June 30, 2002). This note matures on April 1, 2004. A note for $8.2 million collateralized by 11,091,040 shares of Mechanical Technology Incorporated ("MTI") and approximately $1.0 million in cash (which is included in "Other assets" in the Condensed Consolidated Statement of Financial Condition), is payable in quarterly principal payments of $525,000 plus interest. Due to a decline in the market value of MTI, cash was used as collateral and an additional principal payment of $750,000 was made during June, 2002. The interest rate is fixed at 7% for the term of the loan. This loan matures September 1, 2006.

10.     Commitments and Contingencies
Commitments:As of June 30, 2002, the Company had a commitment through July 2011 to invest up to $18,342,000 in FA Technology Ventures, L.P. ("the Partnership"). The Company intends to fund this commitment from the sale of other investments, including the sale of a portion of its equity investment in Mechanical Technology Inc. ("MTI"), and operating cash flows. The Partnership's primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, with a focus on businesses located in New York State, while providing market-rate investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc. , a subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership Agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner has contracted with FA Technology Ventures Corporation (FATV), a wholly owned subsidiary of the Company, to act as an investment advisor to the General Partner. Certain individuals, including Mr. McNamee, who are partners in the General Partnership have established their own fund to invest at least $2,600,000 in parallel with the Partnership. This fund is managed by the General Partners and is not charged a management or override fee.

As of June 30, 2002, the Company had an additional commitment through July 2011 to invest up to $13,802,000 in parallel funds with the Partnership, which it intends to fund through current and future Employee Investment Funds ('EIF'). EIF are limited liability companies, established by the Company for the purpose of allowing employees to invest in private equity placements. The EIF are managed by FAC Management Corp. , which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the commitment related to the EIF will be funded by employees; however, the Company must fund the full amount of the commitment regardless of whether it is successful in raising EIF.

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

Other:  The Company enters into underwriting commitments to purchase securities as part of its investment banking business. As of June 30, 2002, the Company had $34.9 million in underwriting commitments outstanding for which accordingly, the Company reduced its regulatory Net Capital (See Note 13) by $1.1 million. As of July 15, 2002, the securities related to all these commitments were sold.

In 1999, the Company acted as a placement agent for a $7.5 million bond issue. In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement which indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds and up to $0.5 million for related legal fees and $0.5 million for unpaid debt service. These bonds are collateralized by a first security interest in certain rights, titles and interests of the company for whom the bonds were issued. As of June 30, 2002, management has estimated the probable amount of the loss expected to be incurred and the Company has accordingly accrued a $1.3 million liability related to this agreement based upon current conditions. In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

11.     Stockholders' Equity
In April, 2002, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter ended March 31, 2002, along with a 5% stock dividend, payable on May 29, 2002 to stockholders of record on May 15, 2002.

In July, 2002, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter ended June 30, 2002 payable on August 28, 2002 to stockholders of record on August 14, 2002.

In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock. Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time. In April 2002, the Board of Directors extended the program through April 2003. Shares purchased under the program will be held in treasury and used for general corporate purposes. At June 30, 2002 the Company had repurchased approximately 635,000 shares pursuant to this program with an aggregate cost of $5.7 million.

12.     Benefit Plans
First Albany Companies Inc. has established several stock incentive plans through which eligible employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock of the Company. The purpose of these stock incentive plans are to promote the interests of the Company, its subsidiaries and its shareholders by enabling the Company and its subsidiaries to attract, retain and motivate employees and officers or those who will become employees or officers of the Company and/or its subsidiaries, and to align the interest of those individuals with the Company's stockholders. To do this, these plans offer performance-based incentive awards and equity-based opportunities to provide such persons with a proprietary interest in maximizing the growth, profitability and overall success of the Company. During 2002, the Company increased the number of shares available for grants for both the 1999 Long Term Incentive Plan and the 2001 Long Term Incentive Plan by 800,000 shares and 400,000 shares, respectively. At June 30, 2002, the Company had approximately 700,000 shares available for awards under the 1999 Long Term Incentive Plan and 250,000 shares available for awards under the 2001 Long Term Incentive Plan.

13.     Net Capital Requirements
The Company's broker-dealer subsidiary, First Albany Corporation (the "Corporation"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of a minimum net capital. The Corporation has elected to use the alternative method permitted by the rule, which requires that the Corporation maintain a minimum net capital of 2 percent of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater. As of June 30, 2002, the Corporation had aggregate net capital, as defined, of $25.0 million, which equaled 520.2 % of aggregate debit balances and $24.0 million in excess of required minimum net capital.

14.     Segment Analysis
The Company's reportable segments include First Albany Corporation, the Company's brokerage operations, which is comprised of Taxable Fixed Income, Municipal Fixed Income, Equity Capital Markets, Fixed Income-Other and Corporate-Other; Parent and Affiliates, and Discontinued Operations. The Company evaluates the performance of its segments and allocates resources to them based upon long-term contribution margin opportunities consistent with the growth strategy of the Company.

The Taxable Fixed Income segment includes institutional sales and trading of federal government and agency securities. The Municipal Fixed Income segment includes underwriting and institutional sales and trading of municipal securities. The Equity Capital Markets segment includes institutional sales and trading of equity securities, corporate finance advisory services and management and participation in underwritings. The Fixed Income-Other segment includes institutional sales and trading of fixed income middle markets and taxable municipal securities. The Corporate-Other segment includes stock loan borrow operations and other unallocated revenues and expenses. Unallocated expenses are comprised primarily of indirect operating costs to support operations.

The Parent and Affliates segment includes realized gains and losses, unrealized gains and losses and the equity in income and loss of affiliate from the Company's investment portfolio, asset management services of FA Technology Ventures and First Albany Asset Management. The Discontinued Operations segment includes the net revenues and expenses from the Company's Private Client Group which provided brokerage services to individual clients and was sold in August 2000.

Intersegment revenue has been eliminated for purposes of presenting net revenue so that all net revenue presented is from external sources. Interest revenue is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the business segment. Depreciation and amortization is allocated to the business segments. Total Net Revenue presented below differs from that presented in the financial statements as a result of the inclusion of the equity in income and loss of affiliate and sale of equity holdings as a component of the segment financial information.

Information concerning operations in these segments is as follows:

=============================================================================================
	Three Months Ended		Six Months Ended
(In thousands of dollars)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
=============================================================================================
Net revenue (including net interest income)
Taxable Fixed Income	$ 13,753	$ 13,840	$ 30,374	$ 31,104
Municipal Fixed Income	12,661	7,530	22,825	14,138
Equity Capital Markets	7,612	6,181	12,704	12,900
Fixed Income-Other	4,675	4,105	9,689	8,730
Corporate-Other	536	1,289	1,161	2,293
---------------------------------------------------------------------------------------------
First Albany Corporation	39,237	32,945	76,753	69,165
---------------------------------------------------------------------------------------------
Parent & Affiliates	(253)	384	(3,419)	1,391
Discontinued Operations	-	-	-	-
---------------------------------------------------------------------------------------------
Total Net Revenue	$ 38,984	$ 33,329	$ 73,334	$ 70,556
=============================================================================================
Net interest income (included in total net revenue)
Taxable Fixed Income	$ 200	$ 81	$ 290	$ 17
Municipal Fixed Income	218	(237)	475	(726)
Equity Capital Markets	6	(8)	14	(48)
Fixed Income-Other	163	(195)	374	(436)
Corporate-Other	740	1,259	1,501	2,917
---------------------------------------------------------------------------------------------
First Albany Corporation	1,327	900	2,654	1,724
---------------------------------------------------------------------------------------------
Parents & Affiliates	(156)	(119)	(312)	(203)
=============================================================================================
Total Net Interest Income	$ 1,171	$ 781	$ 2,342	$ 1,521
=============================================================================================
Pre-tax Contribution:
Taxable Fixed Income	$ 2,926	$ 3,157	$ 6,548	$ 7,302
Municipal Fixed Income	3,013	1,082	5,599	1,506
Equity Capital Markets	(638)	(5,027)	(3,413)	(8,893)
Fixed Income-Other	2,392	2,046	5,148	4,543
Corporate-Other	(5,093)	(2,220)	(10,026)	(5,084)
---------------------------------------------------------------------------------------------
First Albany Corporation	2,600	(962)	3,856	(626)
---------------------------------------------------------------------------------------------
Parent & Affiliates	(1,888)	(926)	(6,523)	(1,149)
Discontinued Operations	(400)	-	(400)	-
---------------------------------------------------------------------------------------------
Total Pre-tax Contribution	$ 312	$ (1,888)	$ (3,067)	$ (1,775)
=============================================================================================
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
---------------------------------------------------------------------------------------------
Taxable Fixed Income	$ 72	$ 48	$ 145	$ 89
Municipal Fixed Income	104	92	208	171
Equity Capital Markets	239	178	449	327
Fixed Income-Other	16	11	31	20
Corporate-Other	222	236	451	443
---------------------------------------------------------------------------------------------
First Albany Corporation	653	565	1,284	1,050
---------------------------------------------------------------------------------------------
Parent & Affiliates	23	31	45	69
Discontinued Operations	-	-	-	-
---------------------------------------------------------------------------------------------
Total	$ 676	$ 596	1,329	$ 1,119
=============================================================================================

The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies" footnote. Asset information by segment is not reported since the Company does not produce such information. All assets are located in the United States of America. Prior period's financial information has been reclassified to conform to the current presentation.

15.     Discontinued Operations
In 2000, the Company sold assets of its Private Client Group, its retail brokerage branch network, to First Union Securities, a subsidiary of First Union Corp.In accordance with Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations-Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the results of the Private Client Group have been reported separately as a discontinued operation for all periods presented.Components of amounts reflected in condensed consolidated statement of financial condition and condensed consolidated statement of operations are presented in the following tables:

=========================================================================================
	Three Months Ended		Six Month Ended
(In thousands of dollars)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
-----------------------------------------------------------------------------------------
Net revenues	$ -	$ -	$ -	$ -
Expenses	400	-	400	-
-----------------------------------------------------------------------------------------
(Loss) before income taxes	(400)	-	(400)	-
Income tax expense	164	-	164	-
-----------------------------------------------------------------------------------------
Income from discontinued		-
operations, net taxes	$ (236)	$ -	$ (236)	-
=========================================================================================

The loss from discontinued operations are the result of legal costs related to the Private Client Group.

FIRST ALBANY COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
===============================================================================
	Three Months Ended
(In thousands of dollars)	June 30, 2002	June 30, 2001
-------------------------------------------------------------------------------
Revenues
Commissions	$ 3,618	$ 3,990
Principal transactions	24,706	23,611
Investment banking	9,389	4,489
Investment gain (loss)	(73)	(97)
Interest income	4,438	7,253
Fees and others	1,275	1,469
-------------------------------------------------------------------------------
Total revenues	43,353	40,715
Interest expense	3,267	6,472
-------------------------------------------------------------------------------
Net revenues	40,086	34,243
-------------------------------------------------------------------------------
Expenses (excluding interest)
Compensation and benefits	28,322	26,889
Clearing, settlement and Brokerage costs	771	930
Communications and data processing	2,822	2,370
Occupancy and depreciation	2,326	1,818
Selling	1,694	1,794
Other	2,337	1,416
-------------------------------------------------------------------------------
Total expenses (excluding interest)	38,272	35,217
-------------------------------------------------------------------------------
Operating income (loss)	1,814	(974)
-------------------------------------------------------------------------------
Equity in gains (losses) of affiliate:
Gain/(loss) before cumulative effect of change in accounting principle	(1,687)	(914)
Cumulative effect of accounting change for derivative financial instruments	-
-------------------------------------------------------------------------------
Total equity in gains (losses) of affiliate	(1,687)	(914)
-------------------------------------------------------------------------------
Gain on sale equity holdings	585	-
-------------------------------------------------------------------------------
Income (loss) before income taxes	712	(1,888)
Income tax expense (benefit)	353	(759)
-------------------------------------------------------------------------------
Net income (loss) from continuing operations	359	(1,129)
Income from discontinued operations, net of taxes	(236)	-
-------------------------------------------------------------------------------
Net income (loss)	$ 123	$ (1,129)
===============================================================================
Net interest income
Interest income	$ 4,438	$ 7,253
Interest expense	3,267	6,472
-------------------------------------------------------------------------------
Net interest income	$ 1,171	$ 781
===============================================================================

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position and results of operations during the periods included in the accompanying condensed consolidated financial statements.

Business Environment

First Albany Companies Inc. (the Company) is the parent company of First Albany Corporation, First Albany Asset Management Corporation and FA Technology Ventures Corporation. First Albany Corporation provides investment banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities. The Company also provides venture capital and merchant banking to the investment and corporate communities, and asset management services to individuals and institutions.The investment banking and brokerage businesses generate revenues in direct correlation with the general level of trading activity in the stock and bond markets. The Company cannot control this level of activity, however many of the Company's costs are fixed. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

Results of Operations

First Albany Corporation, the Company's investment banking and brokerage operations, had net revenues of $39.2 million for the second quarter ended June 30, 2002, compared to $32.9 million for the same period in 2001, an increase of 19%. First Albany Corporation's net revenues for the first six months of 2002 were $76.8 million, compared to $69.2 million for the same period in 2001, an increase of 11%. First Albany Corporation had net income, from continued operations of $1.5 million for the second quarter 2002, compared to net loss of $0.6 million for the same period in 2001 and net income from continuing operations for the six months of $2.3 million compared to a ($0.3) million net loss for the same period in 2001.

First Albany Companies Inc. had consolidated net revenues for the second quarter of $40.1 million, compared to $34.2 million for the same period in 2001, an increase of 17%. Consolidated net revenues for the first six months of 2002 were $78.3 million compared to $71.6 million for the same period in 2001, an increase of 9%. The Company reported a consolidated net income of $0.1 million for the second quarter 2002, compared to a net loss of $1.1 million for the same period in 2001, net income of $0.01 per diluted share compared to a net loss of ($0.13) per diluted share, respectively. The Company also reported a consolidated net loss for the first six months of ($1.9) million compared to ($1.1) million for the same period in 2001, or a consolidated net loss of ($0.21) per diluted share compared to ($0.12) per diluted share, respectively. The Company's net income included a $(1.7) million and ($6.2) million pre-tax non-operating equity loss from its equity investment in Mechanical Technology Inc. ("MTI") for the quarter and the six months ended June 30, 2002 respectively, compared to a pretax non-operating equity loss of ($1.0) million and ($1.0) million for the same periods in 2001. On a pro-forma basis, excluding the impact of the equity loss from MTI, the Company would have had consolidated net income of $1.2 million and net income of $0.12 per diluted share for the second quarter 2002 and consolidated net income of $1.9 million and net income of $0.21 per diluted share for the six months ended June 30, 2002.

The pre-tax contribution from the Corporate-Other segment decreased in both the quarter ending and six month period ending June 30, 2002. This decrease was primarily due to increased legal costs, increased occupancy costs related to office relocation and escalation charges, increased compensation related costs, and a decline in other revenues primarily attributed to net interest income and investment assets held by First Albany Corporation.

For information regarding the Company's reportable segments refer to Note 14-Segment Analysis.

The Parent Company's investment portfolio is accounted for at market value except for MTI, which is recorded under the equity method. The aggregate market value of the Company's investment portfolio decreased from $46.7 million at March 31, 2002, to $18.9 million at June 30, 2002, primarily as a result of a decrease in the market value of its investment in MTI. Shares of MTI are traded on the NASDAQ National System under the symbol MKTY. The Company accounts for the MTI investment under the equity method of accounting because it owns in excess of 20% (approximately 31%) of the shares outstanding and has the ability, therefore, to exercise significant influence over MTI. The Company does not recognize changes in the market value of this investment in the income statement. Changes in the value of those portions of the Company's investment portfolio accounted for at market value may impact the financial results of future periods either positively or negatively.

Three-Month Period Ended June 30, 2002

Commissions
Commissions revenue decreased $0.4 million or 9% primarily due to decreases in listed agency transactions.

Principal Transactions
Principal transactions increased $1.1 million or 5%. This amount was comprised of an increase in taxable fixed income securities of $0.7 million, an increase in equity securities of $0.9 million and a decrease in tax-exempt fixed income securities of $0.5 million.

Investment Banking
Investment banking revenues increased $4.9 million or 109% due to an increase in fixed income underwritings.

Net Interest Income
Net interest income increased $0.4 million or 50% due primarily to a decrease in interest rates for short-term bank loans.

Compensation and Benefits
Compensation and benefits increased by $1.4 million or 5% due primarily to an increase in net revenues offset by a reduction in compensation expense due to restructuring efforts in the firm's equity business.

Communications and Data Processing
Communications and data processing expense increased $0.5 million or 19% due primarily to an increase in market data related expenses and a greater number of equity securities transactions.

Occupancy and Depreciation
Occupancy and depreciation increased $0.5 million or 28% due partially to costs related to the firm's relocation of one of its offices.

Other
Other expense increased $0.9 million or 65% primarily due to an increase in legal costs. (See Note 10)

Equity in gains (losses) of affiliate
Equity in gains (losses) of affiliates decreased $0.8 million due to an increase in the net loss of Mechanical Technology Incorporated. (See Note 4)

Gain on Sale of Equity Holdings
Gain on sale of equity holdings increased $0.6 million due to the sale of approximately 313,000 shares of Mechanical Technology Incorporated (NASDAQ: MKTY).

Income Taxes
Income tax expense (benefit) increased $1.1 million due to a change in income (loss) before income taxes

==================================================================================
	Six Months Ended
(In thousands of dollars)	June 30, 2002	June 30, 2001
----------------------------------------------------------------------------------
Revenues
Commissions	$ 6,382	$ 7,841
Principal transactions	51,902	51,721
Investment banking	15,422	8,405
Investment gain (loss)	(231)	(950)
Interest income	8,714	14,699
Fees and others	2,520	3,035
----------------------------------------------------------------------------------
Total revenues	84,709	84,751
Interest expense	6,372	13,178
----------------------------------------------------------------------------------
Net revenues	78,337	71,573
----------------------------------------------------------------------------------
Expenses (excluding interest)
Compensation and benefits	57,438	55,849
Clearing, settlement and Brokerage costs	1,591	1,833
Communications and data processing	5,398	4,676
Occupancy and depreciation	4,381	3,626
Selling	3,182	3,428
Other	4,011	2,919
----------------------------------------------------------------------------------
Total expenses (excluding interest)	76,001	72,331
----------------------------------------------------------------------------------
Operating income (loss)	2,336	(758)
----------------------------------------------------------------------------------
Equity in gains (losses) of affiliate:
Gain/(loss) before cumulative effect of change in accounting principle	(6,187)	(3,043)
Cumulative effect of accounting change for derivative financial instruments	-	2,026
----------------------------------------------------------------------------------
Total equity in gains (losses) of affiliate	(6,187)	(1,017)
----------------------------------------------------------------------------------
Gain on sale equity holdings	1,184	-
----------------------------------------------------------------------------------
Income (loss) before income taxes	(2,667)	(1,775)
Income tax expense (benefit)	(1,018)	(714)
----------------------------------------------------------------------------------
Loss from continuing operations	(1,649)	(1,061)
Income from discontinued operations, net of taxes	(236)	-
----------------------------------------------------------------------------------
Net income (loss)	$ (1,885)	$ (1,061)
==================================================================================
Net interest income
Interest income	$ 8,714	$ 14,699
Interest expense	6,372	13,178
----------------------------------------------------------------------------------
Net interest income	$ 2,342	$ 1,521
==================================================================================

Six-Month Period Ended June 30, 2002

Commissions
Commissions revenue decreased $1.5 million or 19% primarily due to decreases in listed agency transactions.

Investment Banking
Investment banking revenues increased $7 million or 83% due to an increase in fixed income underwritings. Investment Gains/(Losses)Investment gains (losses) increased $0.7 million due primarily to the investment portfolio held at First Albany Companies Inc. , the Parent Company.

Net Interest Income
Net interest income increased $0.8 million or 54% due primarily to a decrease in interest rates for short-term bank loans.

Compensation and Benefits
Compensation and benefits expense increased $1.6 million or 3% due primarily to an increase in net revenues offset by a reduction in compensation expense due to restructuring efforts in the firm's equity business.

Communications and Data Processing
Communications and data processing expense increased $0.7 million or 15% due primarily to an increase in market data related expenses and a greater number of equity securities transactions.

Occupancy and Depreciation
Occupancy and depreciation expense increased $0.8 million or 21% due partially to costs related to the firm's relocation of one of its offices.

Other
Other expense increased $1.1 million or 37% due primarily to an increase in legal costs. (See Note 10

Equity in gains (losses) of affiliate
Equity in gains (losses) of affiliates decreased $5.2 million due to an increase in the net loss of Mechanical Technology Incorporated. (See Note 4)

Gain on Sale of Equity Holdings
Gain on sale of equity holdings increased $1.2 million due to the sale of approximately 663,000 shares of Mechanical Technology Incorporated (NASDAQ: MKTY).

Income Taxes
Income tax expense (benefit) decreased $0.3 million due to a change in income (loss) before income taxes.

Liquidity and Capital Resources

A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, are liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's payables to brokers and dealers, securities loaned, bank lines of credit and customer payables. The level of assets and liabilities will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions

At June 30, 2002 First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc. , was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required

In April 2002, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter ended March 31, 2002, along with a 5% stock dividend, both payable on May 29, 2002 to stockholders of record on May 15, 2002.

In July, 2002, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the second quarter ended June 30, 2002 payable on August 28, 2002 to stockholders of record on August 14, 2002.

Related to the sale of the Company's equity investment in MTI, the Company has entered into a plan under Rule 10b5-1 under the Securities Act of 1933, dated December 27, 2001, to sell up to 1,400,000 shares of MTI common stock in 2002. As of June 30, 2002, the Company had sold approximately 663,000 shares at an average price of $3.09 per share. The Company owned 11,091,040 shares of MTI common stock as of June 30, 2002.

In October 2000, the Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock. Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time. In April 2002, the Board of Directors extended the program through April 2003. Shares purchased under the program will be held in treasury and used for general corporate purposes. At June 30, 2002 the Company had repurchased approximately 635,000 shares pursuant to this program with an aggregate cost of $5.7 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. As of June 30, 2002, the Company had $34.9 million in underwriting commitments outstanding for which accordingly the Company reduced its regulatory Net Capital (See Note 13) by $1.1 million. As of July 15, 2002, the securities related to all these commitments were sold.

In 1999, the Company acted as a placement agent for a $7.5 million bond issue. In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement which indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds and up to $0.5 million for related legal fees and $0.5 million for unpaid debt service. These bonds are collateralized by a first security interest in certain rights, titles and interests of the company for whom the bonds were issued. As of June 30, 2002, management has estimated the probable amount of the loss expected to be incurred and the Company has accordingly accrued a $1.3 million liability related to this agreement based upon current conditions. In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

As of June 30, 2002, the Company had a commitment through July 2011 to invest up to $18,342,000 in FA Technology Ventures, L.P. (the "Partnership"). The Company intends to fund this commitment from the sale of other investments, including the sale of a portion of its equity investment in Mechanical Technology Inc. ("MTI"), and operating cash flows. The Partnership's primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, with a focus on businesses located in New York State, while providing market-rate investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc. , a subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership Agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner has contracted with FA Technology Ventures Corporation (FATV), a wholly owned subsidiary of the Company, to act as an investment advisor to the General Partner. Certain individuals, including Mr. McNamee, who are partners in the General Partnership have established their own fund to invest at least $2,600,000 in parallel with the Partnership. This fund is managed by the General Partners and is not charged a management or override fee.

As of June 30, 2002, the Company had an additional commitment through July 2011 to invest up to $13,802,000 in parallel funds with the Partnership, which it intends to fund through current and future Employee Investment Funds ("EIF"). EIF are limited liability companies, established by the Company for the purpose of allowing employees to invest in private equity placements. The EIF are managed by FAC Management Corp. , which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the commitment related to EIF will be funded by employees; however, the Company must fund the full amount of the commitment regardless of whether it is successful in raising EIF.

Management believes that funds provided by operations and a variety of uncommitted bank lines of credit totaling $400 million, of which approximately $247 million was unused as of June 30, 2002, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs. Uncommitted lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist. These uncommitted lines of credit are limited to financing securities eligible for collateralization including Company-owned securities and certain customer-owned securities purchased on margin, subject to certain regulatory formulas.

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

Item 4. Submission of matters to a vote of security holders.

A.  Annual meeting was held on May 22, 2002

B.  Elected as Directors: (There were no broker non-votes with respect to the election of Directors).

	Votes For	Against	Withheld Authority
George McNamee	7,606,679	-	217,969
Walter Fiederowicz	7,566,875	-	257,773

C.   Other matters voted on at the Annual Meeting
       1.   To consider and act upon a proposal to approve the adoption of the First Amendment to the First Albany Companies Inc. 1999 Long Term Plan

For:	1,662,016
Against:	740,516
Abstain:	7,857
Broker Non Votes:	5,414,249

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Item No.	Item

(10.25a)	First Albany Companies Inc. 1999 Long Term Incentive Plan, as amended by (filed as registration No. 333-97465 form S-8) dated July 31, 2001.
(10.36)	First Albany Companies Inc. 2001 Long Term Incentive Plan (filed as registration No. 333-97467 form S-8) dated July 31, 2001.
(11)	Statement Re: Computation of Per Share Earnings (filed herewith)
(99.1)	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxly Act

(b)  Reports on Form 8-K
     No Form 8K was filed during the quarter ended June 30, 2002.

(Exhibit 11)

(FIRST ALBANY COMPANIES INC.
COMPUTATION OF PER SHARE EARNINGS

	Three Months		Six Months
	Ended		Ended
(In thousands, except per share amounts)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
----------------------------------------------------------------------------------------------------
Basic:
-----------------------------------------------------------------------------------------------------
Net income (loss)	$ 123	$ (1,129)	$ (1,885)	$ (1,061)
Weighted average number of shares outstanding during the period	9,144,023	8,740,691	9,087,632	8,760,960
---------------------------------------------------------------------------------
Net income (loss) per share	$ 0.01	$ (0.13)	$ (0.21)	$ (0.12)
=====================================================================================================
Dilutive:
-----------------------------------------------------------------------------------------------------
Net income (loss)	$ 123	$ (1,129)	$ (1,885)	$ (1,061)
Weighted average number of shares outstanding during the period	9,144,023	8,740,691	9,087,632	8,760,960
Effect of dilutive common equivalent shares	114,213	-	-	-
-----------------------------------------------------------------------------------------------------
Weighted average shares and common equivalent shares outstanding	9,258,236	8,740,691	9,087,632	8,760,960
-----------------------------------------------------------------------------------------------------
Net income (loss) per share	$ 0.01	$ (0.13)	$ (0.21)	$ (0.12)
=====================================================================================================

Per share figures and shares outstanding have been restated for all dividends declared.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.
_________________________________________
(Registrant)

Date: 08/13/2002	/s/ Alan P. Goldberg_____________________
Alan P. Goldberg
President/Co-Chief Executive Officer

Date: 08/13/2002	/s/ Steven R. Jenkins____________________
Steven R. Jenkins
Chief Financial Officer
(Principal Accounting Officer)