Form 10-Q
period 2002-09-30
FIRST ALBANY COMPANIES INC
filed 2002-11-14
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

Commission file number 0-14140

First Albany Companies Inc.______________________________________________

(Exact name of registrant as specified in its charter)

New York 22-2655804

State or other jurisdiction of incorporation of organization
(I.R.S. Employer Identification No.)

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
9,351,237 shares of Common Stock were outstanding as of the close of business on October 31, 2002.

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Page
Part I - Financial Information
Item 1.Financial Statements
Condensed Consolidated Statements of Financial Condition at September 30, 2002 (unaudited) and December 31, 2001	3
Condensed Consolidated Statements of Operations for the Three Months and the Nine Months Ended September 30, 2002 and September 30, 2001 (unaudited)	4-5
Consolidated Statements of Comprehensive Income for the Nine Months Ended September 30, 2002 and September 30, 2001 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and September 30, 2001 (unaudited)	7-8
Notes to Condensed Consolidated Financial Statements (unaudited)	9-16
Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	17-23
Part II - Other Information
Item 1.Legal Proceedings	24
Item 6.Exhibits and Reports on Form 8-K	24-25

FIRST ALBANY COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
=====================================================================================
	September 30, 2002	December 31, 2001
(In thousands of dollars)	(Unaudited)
---------------------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash	$ 162	$ 1,710
Cash and securities segregated	9,200	7,600
Securities purchased under agreement to resell	43,577	41,219
Securities borrowed	451,666	649,097
Receivables from:
Brokers, dealers and clearing agencies	18,812	7,177
Customers	8,388	14,973
Others	6,004	45,494
Securities owned	315,854	286,185
Investments	20,512	25,641
Office equipment and leasehold improvements, net	5,594	5,607
Other assets	27,922	24,381
---------------------------------------------------------------------------------------------------------------------------------------------------
Total Assets	$ 907,691	$ 1,109,084
=====================================================================================
Liabilities and Stockholders' Equity
Liabilities
Short-term bank loans	$ 225,800	$ 248,650
Securities loaned	447,752	649,224
Payables to:
Brokers, dealers and clearing agencies	11,130	10,567
Customers	21,537	8,509
Others	22,621	11,488
Securities sold but not yet purchased	42,211	41,157
Accounts payable	2,929	1,981
Accrued compensation	36,674	39,411
Accrued expenses	14,848	14,236
Income tax payable	1,569	-
Notes payable	9,043	12,028
Obligations under capitalized leases	2,498	2,958
---------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities	838,612	1,040,209
---------------------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt	6,000	6,000
---------------------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Common stock	104	99
Additional paid-in capital	94,811	90,010
Deferred compensation	1,539	915
Unamortized value of restricted stock	(1,433)	(1,050)
Retained earnings (deficit)	(22,927)	(14,563)
Less treasury stock at cost	(9,015)	(11,484)
Accumulated other comprehensive income	-	(1,052)
---------------------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity	63,079	62,875
---------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity	$ 907,691	$ 1,109,084
=====================================================================================

See notes to the condensed consolidated financial statements.
FIRST ALBANY COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars except for per share amounts and shares outstanding)	2002	2001	2002	2001
----------------------------------------------------------------------------------------------------------------------------------------------------
Revenues
Commissions	$ 4,042	$ 3,227	$ 10,423	$ 11,069
Principal transactions	30,438	18,034	82,340	69,755
Investment banking	8,231	6,111	23,653	14,516
Investment gains (losses)	(454)	490	(684)	(461)
Interest	4,884	5,633	13,598	20,332
Fees and other	1,326	1,193	3,846	4,228
----------------------------------------------------------------------------------------------------------------------------------------------------
Total revenues	48,467	34,688	133,176	119,439
Interest expense	3,430	4,841	9,802	18,019
----------------------------------------------------------------------------------------------------------------------------------------------------
Net revenues	45,037	29,847	123,374	101,420
----------------------------------------------------------------------------------------------------------------------------------------------------
Expenses (excluding interest):
Compensation and benefits	33,471	25,813	90,909	81,662
Clearing, settlement and brokerage costs	1,304	903	2,895	2,736
Communications and data processing	3,318	2,385	8,716	7,062
Occupancy and depreciation	2,221	2,090	6,602	5,716
Selling	1,405	1,524	4,588	4,951
Other	2,332	1,086	6,343	4,004
----------------------------------------------------------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	44,051	33,801	120,053	106,131
----------------------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)	986	(3,954)	3,321	(4,711)
----------------------------------------------------------------------------------------------------------------------------------------------------
Equity in income (losses) of affiliate:
Gain/(loss) before cumulative effect of change in accounting principle	(1,859)	3,830	(8,046)	304
Cumulative effect of accounting change for derivative financial instruments for affiliate's own stock	-	-	-	486
Cumulative effect of accounting change for derivative financial instruments	-	-	-	2,023
----------------------------------------------------------------------------------------------------------------------------------------------------
Total equity in income (losses) of affiliate	(1,859)	3,830	(8,046)	2,813
Gains on sale of equity holdings	-		1,184	-
----------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes	(873)	(124)	(3,541)	(1,898)
Income tax expense (benefit)	(418)	(671)	(1,438)	(1,385)
----------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations	(455)	547	(2,103)	(513)
----------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations, net of taxes	786	(826)	550	(826)
----------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 331	$ (279)	$ (1,553)	$ (1,339)
=====================================================================================
Basic share data:
Basic earnings:
Continued operations	$ (0.05)	$ 0.06	$ (0.22)	$ (0.06)
Discontinued operations	0.08	(0.09)	0.06	(0.09)
----------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.03	$ (0.03)	$ (0.16)	$ (0.15)
=====================================================================================
Diluted earnings:
Continued operations	$ (0.05)	$ 0.06	$ (0.22)	$ (0.06)
Discontinued operations	0.08	(0.09)	0.06	(0.09)
----------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$	$ (0.03)	$ (0.16)	$ (0.15)
=====================================================================================

FIRST ALBANY COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
=====================================================================================
Weighted average common and common equivalent shares outstanding:
Basic	9,665,129	9,287,202	9,583,052	9,228,406
Dilutive	9,665,129	9,705,611	9,583,052	9,228,406
=====================================================================================
Dividend per common share outstanding	$ 0.05	$ 0.05	$ 0.15	$ 0.15
=====================================================================================

See notes to the condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Nine Months Ended September 30,
(In thousands of dollars)	2002	2001
---------------------------------------------------------------------------------------------------------------------------------------------------

Net income (loss)	$ (1,553)	$ (1,339)
Other comprehensive income (loss):

Unrealized gain on available for sale securities, net of tax	1,052	1,388
---------------------------------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income, net of tax (see Note 4)	1,052	1,388
---------------------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)	$ (501)	$ 49
====================================================================================

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

See notes to the condensed consolidated financial statement
FIRST ALBANY COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
	Nine Months Ended September 30,
(In thousands of dollars)	2002	2001
---------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)	$ (1,553)	$ (1,339)
Adjustments to reconcile net income (loss) to net cash provided by (usedin) operating activities:
Depreciation and amortization	2,043	1,791
Deferred compensation	642	468
Deferred income taxes	(3,059)	1,400
Undistributed (gain)/loss of affiliate	8,046	(2,813)
Unrealized investment (gain) loss	488	45
Realized (gain) loss on sale of investments	196	416
Loss on abandonment of fixed assets	246	-
Gain on sales of equity holdings	(1,184)	-
Services provided in exchange for common stock	346	973
(Increase) decrease in operating assets:
Cash and securities segregated under federal regulations	(1,600)	(16,200)
Securities purchased under agreement to resell	(2,358)	27,182
Securities borrowed, net	(4,041)	939
Net receivables from brokers, dealers, and clearing agencies	(11,072)	(6,365)
Securities owned, net	(28,615)	(65,438)
Other assets	(4,178)	(538)
Increase (decrease) in operating liabilities:
Net payable to customers	19,613	(21,400)
Net payables to others	49,474	54,890
Accounts payable and accrued expenses	(1,177)	(7,319)
Income taxes payable, net	4,827	(1,481)
---------------------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities	27,084	(34,789)
---------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchase of furniture, equipment, and leaseholds, net	(1,569)	(2,630)
Disbursements for purchase of investments	(2,367)	(2,069)
Proceeds from sale of investments	2,054	183
---------------------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities	(1,882)	(4,516)
---------------------------------------------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements
FIRST ALBANY COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended September 30,
(In thousands of dollars)	2002	2001
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net (payment) proceeds of short-term bank loans	(22,850)	33,472
Payments on notes payable	(2,985)	(660)
Payments of obligations under capitalized leases	(1,167)	(1,045)
Payments for purchases of common stock for treasury	(952)	(2,761)
Proceeds from issuance of common stock	979	975
Net increase from borrowing under line-of-credit agreements	1,555	10,679
Dividends paid	(1,330)	(1,158)
----------------------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities	(26,750)	39,502
----------------------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash	(1,548)	197
Cash at beginning of the year	1,710	689
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash at end of period	$ 162	$ 886
=====================================================================================

  In 2002, the Company increased its investment in MTI by $2.5 million, increased comprehensive income by $1.1 million, increased paid-in-capital by $1.0 million and deferred income taxes by $0.4 million (See Note 4).

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

3. Earnings Per Common Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average common shares outstanding for all potentially dilutive common stock outstanding during the reporting period. The weighted average number of common shares and dilutive common equivalent shares were calculated for the three months and nine months ended September 30:

===========================================================================================
	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
===========================================================================================
(In thousands)
===========================================================================================
Weighted average shares for basic earnings per share	9,665,129	9,287,202	9,583,052	9,228,406
Effect of dilutive common equivalent shares (stock options and stock issuable under employee benefit plans	-	418,409	-	-
---------------------------------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares and dilutive common equivalent shares for dilutive earnings per share	9,665,129	9,705,611	9,583,052	9,228,406
===========================================================================================

For the three months and the nine months ended September 30, 2002, the Company excluded approximately 0.1 million common equivalent shares, in its computation of dilutive earnings per share because they were anti-dilutive.

For the nine months ended September 30, 2001, the Company excluded approximately 0.5 million common equivalent shares in its computation of dilutive earnings per share because they were anti-dilutive.

4. Investments

First Albany Companies Inc., the Parent Company, holds various investments in its portfolio. The following provides information regarding the Company's equity and other investments:

Equity Investment

At September 30, 2002 the Company owned 11,091,040 common shares (approximately 31% of the shares outstanding) of Mechanical Technology Incorporated (MTI). Shares of MTI are traded on the NASDAQ National Market System under the symbol MKTY. The Company's investment in MTI is recorded under the equity method because the Company owns more than 20% of MTI's common stock and is deemed to have the ability to exercise significant influence over MTI. The Company's investment in MTI has a book value of approximately $11.9 million, which included goodwill of approximately $0.3 million. At September 30, 2002 the aggregate market value of the Company's shares of MTI stock was $14.2 million. Under the equity method, the market value of MTI's stock is not included in the valuation of the Company's investment.

The Company entered into a plan under Rule 10b5-1 under the Securities Act of 1933, dated December 27, 2001, to sell up to 1,400,000 shares of MTI common stock in 2002. The Company has sold approximately 663,000 shares of MTI common stock in the nine months ended September 30, 2002 for approximately $2.0 million, realizing a gain of approximately $1.2 million. There have been no sales pursuant to the plan since May 2002.

FIRST ALBANY COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following presents summarized financial information of MTI at:
========================================================================================
(In thousands of dollars)	June 30, 2002
Assets	$ 41,543
Liabilities	(4,287)
Commitments and Contingencies	(345)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity	$ 36,911
========================================================================================

	Three Months Ended	Six Months Ended	Short YearThree Months Ended
(In thousands of dollars)	June 30, 2002	June 30, 2002	December 31, 2001
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Revenues	$ 1,980	$ 2,742	$ 1,336
===========================================================================================================
Operating loss	$ (1,648)	$ (4,301)	$ (1,770)
Gain on sale of holdings	2,369	4,610
Impairment losses	(1,900)	(7,182)	(15,433)
Other income (expenses)	(19)	(189)	42
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, equity in holdings	(1,198)	(7,062)	(17,161)
Income tax expense benefit	(492)	1,861	6,788
Equity in holdings losses, net of taxes	(4,374)	(6,240)	(3,316)
Minority interest in losses	108	229	104
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net Loss	$ (5,956)	$ (11,212)	$ (13,585)
===========================================================================================================

In February 2002, MTI announced a change in its fiscal year end from September 30 to December 31, effective January 1, 2002.

MTI's shareholders' equity increased $0.5 million (excluding net loss of $6.0 million) during the three months ended June 30, 2002.

MTI's shareholders' equity increased $7.7 million (excluding net loss of $24.8 million) during the nine month period ended June 30, 2002. This was comprised of an increase of $2.5 million in other shareholders' equity, primarily related to MTI's holdings in Plug and SatCon, and an increase of $5.2 million for comprehensive income related to unrealized gains on available for sale securities in Beacon. Decreases or increases in other comprehensive income are recorded as adjustments to shareholders' equity. Accordingly, the Company has recorded, as of September 30, 2002, its proportionate share of the $2.5 million increase in other shareholders' equity as an increase in its investment in MTI of $0.8 million and its proportionate share of MTI's comprehensive gain of $5.2 million as an increase in its investment in MTI of $1.7 million.

The Company's equity in MTI's earnings are recorded on a one-quarter-delay basis. For the three month period ended June 30, 2002, MTI reported a net loss of approximately $6.0 million. Accordingly, the Company recorded a loss on its investment in MTI of $1.9 million in the quarter ended September 30, 2002.

MTI's earnings report for the quarter ended September 30, 2002 was not released in time for the Company's filing of form 10-Q for the quarter ended September 30, 2002. As such, information on the Company's equity in MTI's earnings, recorded on a one quarter delay basis, is not available for reporting.

For the nine month period ended June 30, 2002, MTI reported a net loss of approximately $24.8 million. This net loss included a non-cash charge (impairment losses) of $22.6 million associated with a decline in the market value of MTI's holdings - $14.4 million for holdings in Beacon and $8.2 million for holdings in SatCon. Accordingly, the Company has recorded a loss on its investment in MTI of $8.0 million for the nine months ended September 30, 2002.

Other Investments

The Company's investment portfolio also includes interests in other publicly and privately held companies. Information regarding these other investments has been aggregated as follows for the nine months ended September 30:

==============================================================================
(In thousands of dollars)	2002	2001
----------------------------------------------------------------------------------------------------------------------------------------
Carrying value	$ 8,648	$ 7,191
Net realized gain (loss)	(196)	(416)
Net unrealized gain (loss)	(488)	(45)
==============================================================================

5. Receivables from Customers

Receivables from customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements. Included in receivables from customers are accounts of executive officers and directors which as of September 30, 2002, approximated $3.3 million and as of December 31, 2001 approximated $3.4 million.

6. Receivables from Others

Amounts receivable from others consisted of the following at:

===================================================================================
(In thousands of dollars)	September 30, 2002	December 31, 2001
Adjustment to record securities owned on a trade date basis, net	$ -	$ 39,786
Others	6,004	5,708
-------------------------------------------------------------------------------------------------------------------------------------------------
Total	$ 6,004	$ 45,494
===================================================================================

Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.

7. Securities Owned And Sold But Not Yet Purchased

Securities owned and sold but not yet purchased consisted of the following at:

===================================================================================
(In thousands of dollars)	September 30, 2002		December 31,2001
-------------------------------------------------------------------------------------------------------------------------------------------------
	Owned	Sold, but not yet purchased	Owned	Sold, but not yet purchased
-------------------------------------------------------------------------------------------------------------------------------------------------
Marketable Securities
U.S. Government and federal agency obligations	$ 16,501	$ 41,055	$ 20,328	$ 40,643
State and municipal bonds	248,337	218	236,199	4
Corporate obligations	41,339	386	21,543	391
Corporate stocks	6,263	550	5,576	114
Options	173	2	33	5
Not Readily Marketable Securities
Investment securities with no publicly quoted market	226	-	505	-
Investment securities subject to restrictions	3,015	-	2,001	-
-------------------------------------------------------------------------------------------------------------------------------------------------
Total	$ 315,854	$ 42,211	$ 286,185	$ 41,157
===================================================================================

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

8. Payables to Others

Amounts payable to others consisted of the following at:

-------------------------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)	September 30, 2002	December 31, 2001
===================================================================================
Adjustment to record securities owned on a trade date basis, net	$ 7,154	$ -
Borrowing under line-of-credit agreements	11,456	9,901
Others	4,011	1,587
-------------------------------------------------------------------------------------------------------------------------------------------------
Total	$ 22,621	$ 11,488
===================================================================================

Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.

9. Notes Payable

Notes payable consist of a note for $1.3 million which is payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London InterBank Offered Rate ("LIBOR") (1.81% plus 1.50% at September 30, 2002). This note matures on April 1, 2004.

A note for $7.7 million collateralized by 11,091,040 shares of Mechanical Technology Incorporated ("MTI") is payable in quarterly principal payments of $525,000 plus interest. The interest rate is fixed at 7% for the term of the loan. This loan matures September 1, 2006.

10. Commitments and Contingencies

Commitments: FA Technology Ventures Corporation (FATV), a wholly owned subsidiary of the Company, acts as an advisor to FA Technology Ventures, L.P. ("the Partnership"). The Partnership's primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, with a focus on businesses located in New York State, while providing market-rate investment returns consistent with risks of investing in venture capital. The Partnership has commitments from various investors, including the Company, to invest up to $80 million into the Partnership and up to $20 million in parallel funds with the Partnership through July 2011.

The Partnership's commitment from the Company is to invest up to $20 million. As of September 30, 2002, $3.9 million of this commitment had been funded by the Company. The Company intends to fund the remaining commitment of $16.1 million from the sale of other investments, including the sale of a portion of its equity investment in Mechanical Technology Inc. ("MTI"), and operating cash flows. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a wholly-owned subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership Agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner has contracted with FATV to act as an investment advisor to the General Partner. Certain individuals, including Mr. McNamee, who are partners in the General Partnership have established their own fund to invest at least $2.6 million in parallel with the Partnership. This fund is managed by the General Partners and is not charged a management or override fee.

The Company had an additional commitment to invest up to $15 million in parallel funds with the Partnership. As of September 30, 2002, $2.2 million of this commitment had been funded by Employee Investment Funds ("EIFs"). The Company intends to fund the remaining commitment of $12.8 million through current and future EIFs. EIFs are limited liability companies, established by the Company for the purpose of allowing employees to invest in private equity placements. The EIFs are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the commitment related to the EIFs will be funded by employees; however, the Company must fund the full amount of the commitment regardless of whether it is successful in raising EIFs.

As of September 30, 2002, $18.4 million of these aggregate commitments had been funded.

Litigation: First Albany Corporation has received a subpoena from the Attorney General's Office of the State of New York in connection with the industry-wide probe of research analyst activities, and is responding to that subpoena. Management does not believe that this proceeding will have a material adverse effect on the Company's liquidity or financial position. There can be no assurance, however, that such proceeding will not have a material adverse effect on quarterly or annual operating results in the period in which it is resolved. Published reports indicate that an industry-wide settlement of these matters may be pending and could result in structural changes in certain aspects of our business. The outcome of these negotiations and the impact of such possible changes on the business of the Company or its results of operations remain uncertain.

In 1999, the Company acted as a placement agent for a $7.5 million bond issue. In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement which indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds and up to $0.5 million for related legal fees and $0.5 million for unpaid debt service. These bonds are collateralized by a first security interest in certain rights, titles and interests of the company for whom the bonds were issued. As of September 30, 2002, management has estimated the probable amount of the loss expected to be incurred based upon current conditions and has accordingly accrued a $2.0 million expense related to this agreement of which $0.6 million of this liability has been paid. In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the "Lawrence Parties") in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"). The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the UnitedStates District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order. The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration. The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.

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

Other: The Company enters into underwriting commitments to purchase securities as part of its investment banking business. As of September 30, 2002, the Company had $0.3 million in underwriting commitments.

11. Stockholders' Equity

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

In October 2002, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the third quarter ended September 30, 2002, along with a 5% stock dividend, payable on November 29, 2002 to stockholders of record on November 15, 2002. Also, the Board of Directors has determined to discontinue future stock dividends while the Company maintains an active stock repurchase program.

The Board of Directors has authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock on the open market at prevailing market prices or in privately negotiated transactions from time to time through April 2003. Shares purchased under the program will be held in treasury and used for general corporate purposes. At September 30, 2002, the Company had repurchased approximately 635,000 shares pursuant to this program with an aggregate cost of $5.7 million.

12. Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which eligible employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock of the Company. The purpose of these stock incentive plans are to promote the interests of the Company, its subsidiaries and its shareholders by enabling the Company and its subsidiaries to attract, retain and motivate employees and officers or those who will become employees or officers of the Company and/or its subsidiaries, and to align the interest of those individuals with the Company's stockholders. To do this, these plans offer performance-based incentive awards and equity-based opportunities to provide such persons with a proprietary interest in maximizing the growth, profitability and overall success of the Company. During 2002, the Company increased the number of shares available for grants for both the 1999 Long Term Incentive Plan and the 2001 Long Term Incentive Plan by 800,000 shares and 400,000 shares, respectively. At September 30, 2002, the Company had approximately 730,000 shares available for awards under the 1999 Long Term Incentive Plan and 150,000 shares available for awards under the 2001 Long Term Incentive Plan.

13. Net Capital Requirements

The Company's broker-dealer subsidiary, First Albany Corporation (the "Corporation"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of a minimum net capital. The Corporation has elected to use the alternative method permitted by the rule, which requires the Corporation to maintain a minimum net capital of 2 percent of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater. As of September 30, 2002, the Corporation had aggregate net capital, as defined, of $28.0 million, which equaled 160.4% of aggregate debit balances and $27.0 million in excess of required minimum net capital.

14. Segment Analysis

The Company's reportable segments include Taxable Fixed Income, Municipal Fixed Income, Equity Capital Markets, Fixed Income-Other and Corporate-Other which collectively comprise First Albany Corporation, the Company's brokerage operations; Parent and Affiliates, Investments, and Discontinued Operations. The Company evaluates the performance of its segments and allocates resources to them based upon long-term contribution margin opportunities consistent with the growth strategy of the Company.

The Taxable Fixed Income segment includes institutional sales and trading of corporate, federal government and agency securities. The Municipal Fixed Income segment includes underwriting and institutional sales and trading of municipal securities. The Equity Capital Markets segment includes institutional sales and trading of equity securities, corporate finance advisory services and underwritings. The Fixed Income-Other segment includes institutional sales and trading of fixed income middle markets and taxable municipal securities. The Corporate-Other segment includes stock loan/borrow operations and other unallocated revenues and expenses. Unallocated expenses are comprised primarily of indirect operating costs to support operations.

The Investment segment includes realized gains and losses, unrealized gains and losses and the equity in income and loss of affiliate from the Company's investment portfolio including gains on sale of equity holdings. The Parent and Affiliates segment, includes the parent company, excluding its investment portfolio, and the asset management services of FA Technology Ventures and First Albany Asset Management. The Discontinued Operations segment includes the net revenues and expenses from the Company's Private Client Group which provided brokerage services to individual clients and was sold in August 2000.

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

FIRST ALBANY COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information concerning operations in these segments is as follows:
====================================================================================
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2002	2001	2002	2001
====================================================================================
Net revenue (including net interest income)
Taxable Fixed Income	$ 15,911	$ 10,158	$ 46,286	$ 41,262
Municipal Fixed Income	14,019	8,366	36,844	22,504
Equity Capital Markets	8,163	6,101	20,867	19,001
Fixed Income-Other	5,888	4,008	15,577	12,738
Corporate-Other	541	48	1,702	2,341
---------------------------------------------------------------------------------------------------------------------------------------------------
First Albany Corporation	44,522	28,681	121,276	97,846
---------------------------------------------------------------------------------------------------------------------------------------------------
Parent & Affiliates	969	676	2,782	4,035
Investments	(2,313)	4,320	(7,546)	2,352
---------------------------------------------------------------------------------------------------------------------------------------------------
Total Net Revenue	$ 43,178	$ 33,677	$ 116,512	$ 104,233
====================================================================================
Net interest income (included in total net revenue)
Taxable Fixed Income	$ 200	$ 30	$ 490	$ 47
Municipal Fixed Income	227	(25)	702	(751)
Equity Capital Markets	4	(8)	18	(56)
Fixed Income-Other	241	(67)	615	(503)
Corporate-Other	926	978	2,427	3,895
---------------------------------------------------------------------------------------------------------------------------------------------------
First Albany Corporation	1,598	908	4,252	2,632
---------------------------------------------------------------------------------------------------------------------------------------------------
Parents & Affiliates	(144)	(116)	(456)	(319)
---------------------------------------------------------------------------------------------------------------------------------------------------
Total Net Interest Income	$ 1,454	$ 792	$ 3,796	$ 2,313
====================================================================================
Pre-tax Contribution:
Taxable Fixed Income	$ 3,427	$ 1,879	$ 9,975	$ 9,181
Municipal Fixed Income	3,609	1,623	9,208	3,129
Equity Capital Markets	(1,831)	(5,494)	(5,245)	(14,387)
Fixed Income-Other	3,002	1,809	8,150	6,352
Corporate-Other	(6,040)	(3,283)	(16,066)	(8,367)
---------------------------------------------------------------------------------------------------------------------------------------------------
First Albany Corporation	2,167	(3,466)	6,022	(4,092)
---------------------------------------------------------------------------------------------------------------------------------------------------
Parent & Affiliates	(727)	(978)	(2,017)	(158)
Investments	(2,313)	4,320	(7,546)	2,352
Discontinued Operations	1,332	(1,400)	932	(1,400)
--------------------------------------------------------------------------------------------------
Total Pre-tax Contribution	$ 459	$ (1,524)	$ (2,609)	$ (3,298)
====================================================================================
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Taxable Fixed Income	$ 72	$ 63	$ 217	$ 152
Municipal Fixed Income	98	102	306	273
Equity Capital Markets	281	214	730	541
Fixed Income-Other	15	15	46	35
Corporate-Other	224	238	675	681
---------------------------------------------------------------------------------------------------------------------------------------------------
First Albany Corporation	690	632	1,974	1,682
---------------------------------------------------------------------------------------------------------------------------------------------------
Parent & Affiliates	24	40	69	109
Discontinued Operations	-	-	-	-
---------------------------------------------------------------------------------------------------------------------------------------------------
Total	$ 714	$ 672	$ 2,043	$ 1,791
====================================================================================

The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies" footnote. Asset information by segment is not reported since the Company does not produce such information. All assets are located in the United States of America. Prior period's financial information has been reclassified to conform to the current presentation.

15. Discontinued Operations

During the third quarter of 2000, the Company sold assets of its Private Client Group, its retail brokerage branch network, to First Union Securities, a subsidiary of First Union Corp.

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

Components of amounts reflected in condensed consolidated statement of financial condition and condensed consolidated statement of operations are presented in the following tables:

================================================================================
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2002	2001	2002	2001
--------------------------------------------------------------------------------------------------------------------------------------------
Gain on sale of discontinued operations	$1,732	-	$1,732	-
Loss from discontinued operations	(400)	(1,400)	(800)	(1,400)
--------------------------------------------------------------------------------------------------------------------------------------------
(Loss) before income taxes	1,332	(1,400)	932	(1,400)
Income tax expense	(546)	574	(382)	574
--------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued
operations, net taxes	$786	$(826)	$550	$ (826)
================================================================================

Gain on sale of discontinued operations for 2002 is comprised of refunds from First Union Corp. for costs related to the jointly enhanced financial consultant retention program relating to the Private Client Group and for net revenues derived from subleasing office space impaired due to the sale of the Private Client Group. Loss from discontinued operations for 2002 and 2001 are the result of legal costs. Additional refunds, revenues and litigation costs are possible, and will be included in income (loss) from discontinued operations, net of taxes when these revenues and costs occur and/or may be reasonably estimated.
FIRST ALBANY COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
==================================================================
	Three Months Ended September 30,
(In thousands of dollars)	2002	2001
--------------------------------------------------------------------------------------------------------------------
Revenues
Commissions	$ 4,042	$ 3,227
Principal transactions	30,438	18,034
Investment banking	8,231	6,111
Investment gain (loss)	(454)	490
Interest income	4,884	5,633
Fees and others	1,326	1,193
--------------------------------------------------------------------------------------------------------------------
Total revenues	48,467	34,688
Interestexpense	3,430	4,841
--------------------------------------------------------------------------------------------------------------------
Net revenues	45,037	29,847
--------------------------------------------------------------------------------------------------------------------
Expenses (excluding interest)
Compensation and benefits	33,471	25,813
Clearing, settlement and Brokerage costs	1,304	903
Communications and data processing	3,318	2,385
Occupancy and depreciation	2,221	2,090
Selling	1,405	1,524
Other	2,332	1,086
--------------------------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	44,051	33,801
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)	986	(3,954)
Gains on sales of equity holdings	-	-
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes	986	(3,954)
Income tax expense (benefit)	315	(2,180)
--------------------------------------------------------------------------------------------------------------------
Income before equity in income (loss)
of affiliate and discontinued operations, net of taxes	671	(1,774)
Equity in income (losses) of affiliate, net of taxes	(1,126)	2,321
Income from discontinued operations, net of taxes	786	(826)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 331	$ (279)
==================================================================
Net interest income
Interest income	$ 4,884	$$ 5,633
Interest expense	3,430	4,841
--------------------------------------------------------------------------------------------------------------------
Net interest income	$ 1,454	$ 792
==================================================================

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position and results of operations during the periods included in the accompanying condensed consolidated financial statements.

Business Environment

First Albany Companies Inc. (the Company) is the parent company whose principal subsidiaries include First Albany Corporation, First Albany Asset Management Corporation and FA Technology Ventures Corporation. First Albany Corporation provides investment banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities. FA Technology Ventures Corporation provides venture capital and merchant banking to the investment and corporate communities, and First Albany Asset Management Corporation provides asset management services to individuals and institutions.

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

Results of Operations

First Albany Corporation, the Company's investment banking and brokerage operations, had net revenues of $44.5 million for the third quarter ended September 30, 2002, compared to $28.7 million for the same period in 2001, an increase of 55%. First Albany Corporation's net revenues for the first nine months of 2002 were $121.3 million, compared to $97.8 million for the same period in 2001, an increase of 24%. First Albany Corporation had income from continuing operations of $1.2 million for the third quarter 2002, compared to loss from continuing operations of $(1.4) million for the same period in 2001 and income from continuing operations for the first nine months of $3.6 million compared to a $(1.7) million loss from continuing operations for the same period in 2001.

First Albany Companies Inc. had consolidated net revenues for the third quarter of $45 million, compared to $29.9 million for the same period in 2001, an increase of 51%. Consolidated net revenues for the first nine months of 2002 were $123.4 million compared to $101.4 million for the same period in 2001, an increase of 22%. The Company reported a consolidated net income of $0.3 million for the third quarter 2002, compared to a net loss of ($0.3) million for the same period in 2001, net income of $0.03 per diluted share compared to a net loss of ($0.03) per diluted share, respectively. The Company also reported a consolidated net loss for the first nine months of ($1.6) million compared to ($1.3) million for the same period in 2001, or a consolidated net loss of ($0.16) per diluted share compared to ($0.15) per diluted share, respectively. The Company's net income included a $(1.9) million and ($8.0) million pre-tax non-operating equity loss in affiliate from its equity investment in Mechanical Technology Inc. ("MTI") for the quarter and the nine months ended September 30, 2002 respectively, compared to a pretax non-operating equity in income from MTI of $3.8 million and $2.8 million for the same periods in 2001. On a pro-forma basis, excluding the impact of the equity loss from MTI and excluding discontinued operations, the Company would have had consolidated net income of $0.7 million or $0.07 per diluted share for the third quarter 2002 and consolidated net income of $2.8 million or $0.29 per diluted share for the nine months ended September 30, 2002.

The pre-tax contribution from the Corporate-Other segment decreased for the nine months period ending September 30, 2002. This decrease was primarily due to increased legal costs, increased occupancy costs related to office relocation and office rental space operating and real estate tax escalation charges, increased compensation related costs, and a decline in other revenues primarily attributed to net interest income. For information regarding the Company's reportable segments refer to Note 14-Segment Analysis.

The Parent Company's investment portfolio is accounted for at market value except for MTI, which is recorded under the equity method. The aggregate market value of the Company's investment portfolio increased from $18.9 million at June 30, 2002, to $22.8 million at September 30, 2002, primarily as a result of an increase in the market value of its investment in MTI. Shares of MTI are traded on the NASDAQ National System under the symbol MKTY. The Company accounts for the MTI investment under the equity method of accounting because it owns in excess of 20% (approximately 31%) of the shares outstanding and is deemed to have the ability to exercise significant influence over MTI. The Company does not recognize changes in the market value of this investment in the income statement. Changes in the value of those portions of the Company's investment portfolio accounted for at market value may impact the financial results of future periods either positively or negatively.

Three-Month Period Ended September 30, 2002

Commissions

Commissions revenue increased $0.8 million or 25% primarily due to increases in listed agency transactions.

Principal Transactions

Principal transactions increased $12.4 million or 69%. This amount was comprised of an increase in taxable fixed income securities of $8.9 million, an increase in equity securities of $2.3 million and an increase in tax-exempt fixed income securities of $1.2 million.

Investment Banking

Investment banking revenues increased $2.1 million or 35%. The increase was comprised of an increase in municipal investment banking of $3.7 million which more than offset a $1.6 million decline in corporate investment banking.

Net Interest Income

Net interest income increased $0.7 million or 84% due primarily to a decrease in interest rates for short-term bank loans.

Compensation and Benefits

Compensation and benefits increased by $7.7 million or 30% due primarily to an increase in net revenues partially offset by a reduction in compensation expense due to restructuring efforts in the firm's equity business.

Communications and Data Processing

Communications and data processing expense increased $0.9 million or 39% due primarily to an increase in the number of equity securities transactions.

Other

Other expense increased $1.2 million or 115% primarily due to an increase in legal costs.

Equity in income (losses) of affiliate

Equity in income (losses) of affiliate decreased $5.7 million due to the net loss of Mechanical Technology Incorporated. (See Note 4)

===================================================================
	Nine Months Ended September 30,
(In thousands of dollars)	2002	2001
---------------------------------------------------------------------------------------------------------------------
Revenues
Commissions	$ 10,423	$ 11,069
Principal transactions	82,340	69,755
Investment banking	23,653	14,516
Investment gain (loss)	(684)	(461)
Interest income	13,598	20,332
Fees and others	3,846	4,228
---------------------------------------------------------------------------------------------------------------------
Total revenues	133,176	119,439
Interestexpense	9,802	18,019
---------------------------------------------------------------------------------------------------------------------
Net revenues	123,374	101,420
---------------------------------------------------------------------------------------------------------------------
Expenses (excluding interest)
Compensation and benefits	90,909	81,662
Clearing, settlement and Brokerage costs	2,895	2,736
Communications and data processing	8,716	7,062
Occupancy and depreciation	6,602	5,716
Selling	4,588	4,951
Other	6,343	4,004
---------------------------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	120,053	106,131
---------------------------------------------------------------------------------------------------------------------
Operating income (loss)	3,321	(4,711)
Gains on sales of equity holdings	1,184	-
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes	4,505	(4,711)
Income tax expense (benefit)	1,733	(2,494)
---------------------------------------------------------------------------------------------------------------------
Income before equity in income (loss)
of affiliate and discontinued operations, net of taxes	2,772	(2,217)
Equity in income (losses) of affiliate, net of taxes	(4,875)	1,704
Income from discontinued operations, net of taxes	550	(826)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ (1,553)	$ (1,339)
===================================================================
Net interest income
Interest income	$ 13,598	$ 20,332
Interest expense	9,802	18,019
---------------------------------------------------------------------------------------------------------------------
Net interest income	$ 3,796	$ 2,313
===================================================================

Nine-Month Period Ended September 30, 2002

Commissions

Commissions revenue decreased $0.6 million or 6% primarily due to decreases in listed agency transactions.

Principal Transactions

Principal transactions increased $12.6 million or 18%. This amount was comprised of an increase in taxable fixed income securities of $8.7 million, an increase in equity securities of $2.4 million and an increase in tax-exempt fixed income securities of $1.5 million.

Investment Banking

Investment banking revenues increased $9.1 million or 63%. This increase was comprised of an increase in municipal investment banking of $10.7 million which more than offset a $1.5 million decline in corporate investment banking.

Investment Gains/(Losses)

Investment gains (losses) decreased $0.2 million due primarily to the investment portfolio held at First Albany Companies Inc., the Parent Company.

Net Interest Income

Net interest income increased $1.5 million or 64% due primarily to a decrease in interest rates for short-term bank loans.

Compensation and Benefits

Compensation and benefits expense increased $9.2 million or 11% due primarily to an increase in net revenues partially offset by a reduction in compensation expense due to restructuring efforts in the firm's equity business.

Communications and Data Processing

Communications and data processing expense increased $1.7 million or 23% due primarily to an increase in the number of equity securities transactions.

Other

Other expense increased $2.3 million or 58% due primarily to an increase in legal costs.

Equity in income (losses) of affiliate

Equity in income (losses) of affiliate decreased $10.9 million due to the net loss of Mechanical Technology Incorporated. (See Note 4)

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

At September 30, 2002 First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission and had capital in excess of the minimum required.

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

In October 2002, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the third quarter ended September 30, 2002, along with 5% stock dividend, payable on November 29, 2002 to stockholders of record on November 15, 2002. Also, the Board of Directors has determined to discontinue future stock dividends while the Company maintains an active stock repurchase program.

The Board of Directors authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock on the open market at prevailing market prices or in privately negotiated transactions from time to time through April 2003. Shares purchased under the program will be held in treasury and used for general corporate purposes. At September 30, 2002, the Company had repurchased approximately 635,000 shares pursuant to this program with an aggregate cost of $5.7 million.

Related to the sale of the Company's equity investment in MTI, the Company has entered into a plan under Rule 10b5-1 under the Securities Act of 1933, dated December 27, 2001, to sell up to 1,400,000 shares of MTI common stock in 2002. As of September 30, 2002, the Company had sold approximately 663,000 shares at an average price of $3.09 per share. The Company owned 11,091,040 shares of MTI common stock as of September 30, 2002. There have been no sales pursuant to the plan since May 2002.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. As of September 30, 2002, the Company had $0.3 million in underwriting commitments.

In 1999, the Company acted as a placement agent for a $7.5 million bond issue. In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement which indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds and up to $0.5 million for related legal fees and $0.5 million for unpaid debt service. These bonds are collateralized by a first security interest in certain rights, titles and interests of the company for whom the bonds were issued. As of September 30, 2002, management has estimated the probable amount of the loss expected to be incurred based upon current conditions and has accrued a $2.0 million expense related to this agreement of which $0.6 million of this liability has been paid. In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

FA Technology Ventures Corporation (FATV), a wholly owned subsidiary of the Company, acts as an advisor to FA Technology Ventures, L.P. ("the Partnership"). The Partnership's primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, with a focus on businesses located in New York State, while providing market-rate investment returns consistent with risks of investing in venture capital. The Partnership has commitments from various investors, including the Company, to invest up to $80 million into the Partnership and up to $20 million in parallel funds with the Partnership through July 2011.

The Partnership's commitment from the Company is to invest up to $20 million. As of September 30, 2002, $3.9 million of this commitment had been funded by the Company. The Company intends to fund the remaining commitment of $16.1 million from the sale of other investments, including the sale of a portion of its equity investment in Mechanical Technology Inc. ("MTI"), and operating cash flows. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a wholly-owned subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership Agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner has contracted with FATV to act as an investment advisor to the General Partner. Certain individuals, including Mr. McNamee, who are partners in the General Partnership have established their own fund to invest at least $2.6 million in parallel with the Partnership. This fund is managed by the General Partners and is not charged a management or override fee.

The Company had an additional commitment to invest up to $15 million in parallel funds with the Partnership. As of September 30, 2002, $2.2 million of this commitment had been funded by Employee Investment Funds ("EIFs"). The Company intends to fund the remaining commitment of $12.8 million through current and future EIFs. EIFs are limited liability companies, established by the Company for the purpose of allowing employees to invest in private equity placements. The EIFs are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the commitment related to the EIFs will be funded by employees; however, the Company must fund the full amount of the commitment regardless of whether it is successful in raising EIFs.

As of September 30, 2002, $18.4 million of these aggregate commitments relating to the partnership and the parallel funds had been funded.

Management believes that funds provided by operations and a variety of uncommitted bank lines of credit totaling $400 million, of which approximately $174 million was unused as of September 30, 2002, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs. Uncommitted lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist. These uncommitted lines of credit are limited to financing securities eligible for collateralization including Company-owned securities and certain customer-owned securities purchased on margin, subject to certain regulatory formulas.

As of September 30, 2002, First Albany Corporation has $6 million of subordinated debt outstanding, which matures on December 31, 2002. For net capital purposes, the subordinated debt is considered as capital. The Corporation is in the process of seeking to refinance this debt on a long-term basis. To the extent that the Corporation is not able to refinance this debt with subordinated debt, net capital will be reduced by the amount of the subordinated debt. Management believes that the Corporation has sufficient resources to pay this debt if refinancing does not occur.

Part II-Other Information

Item 1. Legal Proceedings

First Albany Corporation has received a subpoena from the Attorney General's Office of the State of New York in connection with the industry-wide probe of research analyst activities, and is responding to that subpoena. Management does not believe that this proceeding will have a material adverse effect on the Company's liquidity or financial position. There can be no assurance, however, that such proceeding will not have a material adverse effect on quarterly or annual operating results in the period in which it is resolved. Published reports indicate that an industry-wide settlement of these matters may be pending and could result in structural changes in certain aspects of our business. The outcome of these negotiations and the impact of such possible changes on the business of the Company or its results of operations remain uncertain.

In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the "Lawrence Parties") in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"). The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order. The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration. The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.

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

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

Item No. Item

10.25a) First Albany Companies Inc. 1999 Long Term Incentive Plan, as amended by

(filed as registration No.333-97465 form S-8) dated July 31, 2001.

(10.36) First Albany Companies Inc. 2001 Long Term Incentive Plan (filed as registration No.

333-97467 form S-8) dated July 31, 2001.

(11) Statement Re:  Computation of Per Share Earnings (filed herewith)

(99.1) Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

(b)Reports on Form 8-K

The following report on Form 8K was filed during the quarter ended September 30, 2002:

1. Form 8-K filed September 12, 2002 announcing that Alan Goldberg will be taking sole responsibility for role of Chief Executive Officer of First Albany Corporation.
FIRST ALBANY COMPANIES INC.(Exhibit 11)
COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2002	2001	2002	2001
Basic:

Income (loss) from continuing operations	$ (455)	$ 547	$ (2,103)	$ (513)
Income (loss) from discontinued operations, net of taxes	786	(826)	550	(826)
Net income (loss)	$ 331	$ (279)	$ (1,553)	$ (1,339)
Weighted average number of shares outstanding during the period	9,665	9,287	9,583	9,228
Income (loss) per share for continuing operations	$ (0.05)	$ 0.06	$ (0.22)	$ (0.06)
Income (loss) per share for discontinued operations	0.08	(0.09)	0.06	(0.09)
Net income (loss) per share	$ 0.03	$ (0.03)	$ (0.16)	$ (0.15)

Dilutive:

Income (loss) from continuing operations	$ (455)	$ 547	$ (2,103)	$ (513)
Income (loss) from discontinued operations, net of taxes	786	(826)	550	(826)
Net (loss) income	$ 331	$ (279)	$ (1,553)	$ (1,339)
Weighted average number of shares outstanding during the period	9,665	9,287	9,583	9,228
Effect of dilutive common equivalent shares	-	419	-	-
Weighted average shares and common equivalent shares outstanding	9,665	9,706	9,583	9,228
Income (loss) per share for continuing operations	$ (0.05)	$ 0.06	$ (0.22)	$ (0.06)
Income (loss) per share for discontinued operations	0.08	(0.09)	0.06	(0.09)
Net (loss) income	$ 0.03	$ (0.03)	$ (0.16)	$ (0.15)

Per share figures and shares outstanding have been restated for all stock dividends declared.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.

(Registrant)
Date: November 12, 2002	/s/ ALAN P. GOLDBERG
---------------------------------------------------------
Alan P. Goldberg
President/Co-Chief Executive Officer
(Principal Accounting Officer)
Date: November 12, 2002	/s/ STEVEN R. JENKINS
---------------------------------------------------------
Steven R. Jenkins
Chief Financial Officer

Certification on Form 10-Q

I, Alan P. Goldberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Albany Companies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ ALAN. P. GOLDBERG
---------------------------------------------------------
Alan P. Goldberg
Co-Chief Executive Officer

Certification on Form 10-Q

I, Steven R. Jenkins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Albany Companies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ STEVEN R. JENKINS
---------------------------------------------------------
Steven R. Jenkins
Chief Financial Officer

Certification on Form 10-Q

I, George C. McNamee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Albany Companies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ GEORGE C. McNAMEE
---------------------------------------------------------
George C. McNamee
Co-Chief Executive Officer