Form 10-K
period 2002-12-31
FIRST ALBANY COMPANIES INC
filed 2003-03-28
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 Commission file number 014140

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

Common stock par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Act)    Yes    No X

As of March 12, 2003 10,470,978 shares, par value $.01 per share, were outstanding.

The aggregate market value of the shares of common stock of the Registrant held by non-affiliates based upon the closing price of Registrant's shares as reported on the NASDAQ system on June 28, 2002, which was $5.67 was $38,250,755.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

Part I

Item 1. Business

First Albany Companies Inc. (the "Company") is the parent Company of First Albany Corporation ("First Albany"), First Albany Asset Management Corporation and FA Technology Ventures Corporation. First Albany is a research driven investment banking and capital markets boutique providing corporate and public finance services and the trading of corporate, government and municipal securities for institutions. First Albany provides these services through the following business segments: Taxable Fixed Income, Municipal Capital Markets, Equity Capital Markets and Fixed Income - Other. First Albany Asset Management Corporation is an investment advisor managing the assets of institutions and individuals. FA Technology Ventures Corporation manages private equity funds, providing venture financing to emerging growth companies.

In August 2000 First Albany divested its retail brokerage operation, the Private Client Group. The operating results of the Private Client Group are reported as discontinued operations.

The Company (formed in 1985) and First Albany (formed in 1953) are New York corporations. First Albany is a member of the New York Stock Exchange, Inc. ("NYSE"), the American Stock Exchange, Inc. ("ASE"), the Boston Stock Exchange, Inc. ("BSE"), the National Futures Association ("NFA") and various other exchanges and is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"). First Albany is also a member of the National Association of Securities Dealers, Inc. ("NASD").

Sources of Revenues

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows (excludes discontinued operations):

For the Years Ended	December 31, 2002		December 31, 2001		December 31, 2000
	Amount	Percent	Amount	Percent	Amount	Percent
-----------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Commissions	$15,100	8.3%	$14,533	9.0%	$17,654	9.1%
Principal transactions	114,417	63.2%	95,407	58.8%	57,716	29.8%
Investment banking	28,471	15.7%	21,218	13.1%	34,446	17.8%
Investment gains (losses)	638	0.4%	(219)	(0.1)%	(669)	(0.4)%
Fees and other	5,181	2.9%	5,272	3.2%	4,761	2.5%
-----------------------------------------------------------------------------------------------------------
Total operating revenues	163,807	90.5%	136,211	84.0%	113,908	58.8%
Interest income	17,259	9.5%	26,011	16.0%	79,920	41.2%
-----------------------------------------------------------------------------------------------------------
Total revenues	$181,066	100.0%	$162,222	100.0%	$193,828	100.0%

For information regarding the Company's reportable segment information, refer to Note 20 of the Consolidated Financial Statements.

Securities Commissions

In executing customers' orders to buy or sell listed securities and securities in which it does not make a market, First Albany generally acts as an agent and charges a commission. The majority of this business is conducted through the Equity Capital Markets segment.

Principal Transactions

First Albany buys and maintains inventories of municipal debt (tax-exempt and taxable) through its Municipal Capital Markets segment, corporate debt and convertible securities through its Taxable Fixed Income segments and equity securities through its Equity Capital Markets segment as a "market maker" for sale of those securities to other dealers and to customers. As of February 28, 2003, First Albany made a market in 361 common stocks quoted on National Association of Securities Dealers Automated Quotation ("NASDAQ"). Most of the inventory positions are carried for the purpose of generating sales credits by the institutional sales force. First Albany also trades tax-exempt and taxable municipal bonds, and taxable debt securities, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities; and corporate obligations. Principal transactions have been a significant source of revenue and should continue to be so in the future.

First Albany's trading activities require the commitment of capital and may place First Albany's capital at risk. All inventory positions are marked to the market on a weekly basis at a minimum. First Albany also has an institutional municipal risk trading operation, in which certain inventory positions are hedged by highly liquid future contracts and U.S. Government Securities. The following table sets forth the highest, lowest, and average month-end inventories (including the net of securities owned and securities sold, but not yet purchased) for calendar 2002 by securities category where First Albany acted as principal.

(In thousands of dollars)	Highest Inventory	Lowest Inventory	Average Inventory
----------------------------------------------------------------------------------------------------------
State and municipal bonds	$254,231	$134,868	$182,948
Corporate obligations	65,365	32,323	46,538
Corporate stocks (including Preferred Stocks)	15,076	5,393	8,631
U.S. Government and federal agencies obligations	(2,451)	(48,582)	(27,777)
Investment Banking

First Albany manages, co-manages, and participates in corporate securities offerings through its Equity Capital Markets segment and municipal securities offerings through its Municipal Capital Markets segment. For the periods indicated, the table below highlights the number and dollar amount of corporate and municipal securities offerings managed or co-managed by First Albany and the number and amount of First Albany's underwriting participations in syndicates, including those managed or co-managed by First Albany:

Corporate Stock and Bond Offerings
=================================================================
(In thousands of dollars)	Managed or Co-Managed		Syndicate Participations
-------------------------------------------------------------------------------------------------
Year Ended	Number of Issues	Amount of Offering	Number of Participations	Amount of Participation
-------------------------------------------------------------------------------------------------
December 2002	3	$370,500	11	$22,341
December 2001	3	275,138	9	22,732
December 2000	14	2,226,350	78	246,503
Municipal Bond Offerings
================================================================
(In thousands of dollars)	Managed or Co-Managed		Syndicate Participations
------------------------------------------------------------------------------------------------
Year Ended	Number of Issues	Dollar Amount	Number of Participations	Dollar Amount
------------------------------------------------------------------------------------------------
December 2002	405	$70,088,800	456	$7,027,360
December 2001	331	30,430,595	364	4,532,902
December 2000	265	21,950,526	279	3,100,034

Participation in an underwriting syndicate or selling group involves both economic and regulatory risks. An underwriter or selling group member may incur losses if it is forced to resell the securities it has committed to purchase at less than the agreed-upon purchase price.

Investment gains (losses)

Investment gains (losses) are comprised of both unrealized and realized gains and losses from the Company's investment portfolio (see Note 7 of the Consolidated Financial Statements).

Fees and Others

A majority of the fees the Company earns relates to the activity of both First Albany Asset Management, acting as an investment advisor, managing the assets of institutions and individuals and FA Technology Ventures Corporation managing private equity funds, providing venture financing to emerging growth companies.

Operations

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

The volume of transactions handled by the operations staff fluctuates substantially. The monthly number of purchase and sale transactions, adjusted for the sale of the Private Client Group, processed for the periods indicated were as follows:

	Number of Monthly Transactions
	-----------------------------------------------------------------------------
Year Ended	High	Low	Average
December 2002	368,376	109,160	195,035
December 2001	81,359	48,408	69,484
December 2000	113,332	62,848	80,488

The number of transactions increased in 2002 primarily to an increase in NASDAQ trading volumes in the Equity Capital Markets segment.

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

Research

First Albany maintains a professional staff of equity and fixed income analysts working within our Equity Capital Markets and Taxable Fixed Income segments, respectively. Research is focused on several industry sectors, including technology, energy, healthcare and consumers. First Albany employs 17 senior analysts who support the Equity Capital Markets segment, and 8 analysts who support Taxable Fixed Income segment.

First Albany's Equity Capital Markets segment research in the technology sector is enhanced by maintaining a strategic alliance with the META Group, Inc. ("META"). META, an independent market assessment company, provides research and analysis of developments and trends in information technology ("IT"), including computer hardware, software, communications and related information technology industries, to both IT users and IT vendors. The alliance with META enables First Albany to provide investors with market sector analysis and insights drawn from META's data bank of technology trends, user experiences, and vendor pricing and negotiating tactics.

Research services include review and analysis of the economy, general market conditions, technology trends, industries and specific companies via both fundamental and technical analyses; recommendations of specific action with regard to industries and specific companies; and responses to inquiries from customers.

Employees

At February 28, 2003, the Company had 445 full-time employees, of which 150 were institutional salespeople and institutional traders, 186 were in other revenue producing positions, 27 were in operations, and 82 were in other support and administrative functions.

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

In addition, an industry-wide settlement has been announced regarding the probe into research analyst practices. This action could result in structural changes in certain aspects of our business and the industry as a whole. The impact of such possible changes on the business of the Company or its results of operations remains uncertain.

Net Capital Requirements

As a broker-dealer and member of the NYSE, First Albany is subject to the Uniform Net Capital Rule promulgated by the SEC. The rule is designed to measure the general financial condition and liquidity of a broker-dealer, and it imposes a required minimum amount of net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers.

Compliance with the Net Capital Rule may limit those operations which require the use of its capital for purposes, such as maintaining the inventory required for firm trading in securities, underwriting securities, and financing customer margin account balances. Net capital and aggregate debit balances change from day to day. At December 31, 2002, First Albany's net capital was $16,063,000 which was 181.88% of aggregate debit balances (2% minimum requirement) and $15,063,000 in excess of required minimum net capital.

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

Fluctuating Securities Volume and Prices

There are substantial fluctuations in volume and price levels of securities transactions in the financial services industry. These fluctuations can occur on a daily basis and over longer periods as a result of national and international economic and political events, and broad trends in business and finance, as well as interest rate movements. Reduced volume and prices generally result in lower brokerage and investment banking revenues, losses from trading as principal and from underwriting. Periods of reduced volume will adversely affect profitability because fixed costs remain relatively unchanged. To the extent that purchases of securities are permitted to be made on margin, securities firms also are subject to risks inherent in extending credit. These risks are particularly high during periods of rapidly declining markets because a market decline could reduce collateral values below the amount of a customer's indebtedness. In a period of reduced margin usage by clients, the interest revenue of a securities firm may be adversely affected. In the past, heavy trading volume has caused clearance and processing problems for securities firms, and this could occur in the future. In addition, securities firms face risk of loss from errors that can occur in the execution and settlement process.

Industry Changes and Competitive Factors

The financial services industry has experienced considerable consolidation as numerous financial services firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in an increase in the number of firms with greater financial resources than the Company. In addition, a number of heavily capitalized companies that were not previously engaged in the financial services business have made investments in and acquired financial services firms. Increasing competitive pressures in the financial services industry may require smaller firms to offer to their customers many of the services that are provided by much larger firms that have substantially greater resources than the Company.

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

Liquidity

The Company relies on the credit facilities of various banks to finance its inventory, property, equipment and receivables. Inventory positions and securities from customer fails to deliver are utilized as collateral for these loans and leases. Loans are in the form of overnight lines, Letters of Credit and capital leases. While, management believes that funds provided by these existing bank credit facilities will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs, there is no guarantees that the Company will continue to have access to these bank lines in the future.

Market and Other Risks

Refer to item 7a "Quantitative and Qualitative Disclosures about Market Risk".

Regulation

The Company's business is subject to regulation by various regulatory authorities that are charged with protecting the interests of broker-dealers' and investment advisers' customers. See "Regulation" in Item 1, above. Also, for a discussion of potential changes related to research analyst activities, see item 3, "Legal Proceedings".

Effect of Net Capital Requirements

The SEC and the NYSE have stringent rules with respect to the net capital requirements of securities firms. A significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company's broker-dealer subsidiary to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. See "Net Capital Requirements" above.

Litigation

Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits seeking substantial damages. The Company is also involved from time to time in governmental and self-regulatory agency investigations and proceedings. There has been an increased incidence of litigation in the financial services industry in recent years, including customer claims as well as class action suits seeking substantial damages. See "Item 3. Legal Proceedings."

Importance of Key Personnel

The Company is dependent on the continued services of our management team, and a number of our key sales and trading securities personnel. The loss of such personnel without adequate replacement could have a material adverse effect on us. Additionally, we need qualified managers and skilled employees with financial services experience in order to operate our business successfully. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

Item 2. Properties

The Company currently leases all of its office space. The Company's lease for its executive offices and brokerage operations in Albany, New York expires in 2004.

A list of office locations follows:

Albany, NY	Hartford, CT	Richmond (Glen Allen), VA
Bonita Springs, FL	Los Angeles, CA	San Francisco, CA
Boston, MA	Minneapolis, MN	Pittsburgh, PA
Chadds Ford, PA	Morristown, NJ	Stamford, CT
Chicago, IL	New York, NY	Wellesley, MA
Denver, CO	Rancho Santa Fe, CA

Item 3. Legal Proceedings

In mid 2002, First Albany Corporation received a subpoena from the Attorney General's Office of the State of New York in connection with the industry-wide probe of research analyst activities, and is responding to that subpoena. Management does not believe that this proceeding will have a material adverse effect on the Company's liquidity or financial position. There can be no assurance, however, that such proceeding will not have a material adverse effect on quarterly or annual operating results in the period in which it is resolved. An industry-wide settlement of these matters has been announced and could result in structural changes in certain aspects of our business. The outcome of these negotiations and the impact of such possible changes on the business of the Company or its results of operations remain uncertain.

In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities ("the Lawrence Parties") in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"). The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order. The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration. The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.

In 1999, the Company acted as a placement agent for a $7.5 million bond issue. In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement, which expires on January 4, 2004, that indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds and up to $0.5 million for related legal fees and $0.5 million for unpaid debt service.

These bonds are collateralized by a first security interest in certain rights, titles and interests of the company for whom the bonds were issued. As of December 31, 2002, management has estimated the probable amount of the loss expected to be incurred based upon current conditions and has accordingly accrued a $2.2 million expense related to this agreement of which $0.8 million of this liability has been paid. In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's common stock trades on the NASDAQ National Market System under the symbol "FACT". As of February 28, 2003 there were approximately 2,336 holders of record of the Company's common stock. The following table sets forth the high and low bid quotations for the common stock as adjusted for subsequent stock dividends during each quarter for the fiscal years ended:

	Quarter Ended
--------------------------------------------------------------------------------------------------------------------------
2002	Mar. 31	June 30	Sept. 30	Dec. 31
Stock Price Range	---------------------------------------------------------------------------------
High	$6.94	$6.43	$6.23	$7.94
Low	5.25	5.35	4.48	5.71
Cash Dividend per Share	0.05	0.05	0.05	0.05

2001
Stock Price Range
High	$10.75	$13.00	$10.07	$5.89
Low	6.68	6.10	5.40	4.95
Cash Dividend per Share	0.05	0.05	0.05	0.05

For information regarding the Company's securities authorized for issuance under equity compensation plans, refer to Note 16 of the Consolidated Financial Statements.

During 2002, the Company discontinued its 5% stock dividend. The Board of Directors of the Company continues to monitor the appropriateness of paying cash dividends.

Item 6. Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.

For the years ended	2002	2001	2000	1999	1998
--------------------------------------------------------------------------------------------------------------------------
Operating results
--------------------------------------------------------------------------------------------------------------------------
Operating revenues	$163,807	$136,211	$113,908	$98,455	$94,130
Interest income	17,259	26,011	79,920	57,088	44,849
--------------------------------------------------------------------------------------------------------------------------
Total revenues	181,066	162,222	193,828	155,543	138,979
Interest expense	12,074	22,271	73,205	51,546	39,639
--------------------------------------------------------------------------------------------------------------------------
Net revenues	168,992	139,951	120,623	103,997	99,340
Expenses (excluding interest)	167,464	145,760	118,782	108,722	95,844
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)	1,528	(5,809)	1,841	(4,725)	3,496
Equity in income (loss) of affiliate	(5,723)	1,271	(6,202)	(3,629)	(1,488)
Gains on sale of equity holdings	7,170	-	-	-	-
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes	2,975	(4,538)	(4,361)	(8,354)	2,008
Income tax expense (benefit)	587	(2,608)	(1,428)	(3,494)	186
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations	2,388	(1,930)	(2,933)	(4,860)	1,822
Income (loss) from discontinued operations, net of taxes	849	(1,062)	422	5,273	2,516
Gain on sale of discontinued operations, net of taxes	-	-	22,799	-	-
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change in accounting principles	3,237	(2,992)	20,288	413	4,338
Cumulative effect of accounting change, net of taxes	(2,655)	-	-	-	-
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$582	$(2,992)	$20,288	$413	$4,338
==================================================================================
Per common share:
Income (loss) from continuing operations:
Basic	$0.25	$(0.21)	$(0.30)	$(0.49)	$0.19
Dilutive	0.25	(0.21)	(0.30)	(0.49)	0.17
Cash dividend	0.20	0.20	0.20	0.20	0.20
Book value	6.62	6.69	7.17	5.36	4.98

As of December 31:	2002	2001	2000	1999	1998
----------------------------------------------------------------------------------------------------------
Financial condition:
Total assets	$440,172	$1,109,084	$646,125	$1,008,134	$842,898
Short term bank loans	215,100	238,650	127,853	172,534	104,679
Notes payable long term	8,298	12,028	2,933	5,480	4,750
Obligations under capital leases	2,708	2,958	2,591	4,917	3,688
Subordinated debt	1,760	6,000	6,000	7,500	7,500
Stockholders' equity	66,641	62,875	66,106	53,116	48,408
----------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

First Albany Corporation (First Albany), a wholly owned subsidiary of First Albany Companies Inc. (the Company), is a broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of various exchanges, the National Association of Securities Dealers, Inc. and the National Futures Association. Its primary business includes the underwriting, distribution, and trading of fixed income and equity securities. The investment banking and brokerage businesses earn revenues in direct correlation with the general level of trading activity in the stock and bond markets. This level of activity cannot be controlled by the Company; however, many of the Company's costs are fixed. This is a highly competitive business. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

The year 2002 was another difficult year for the equity markets. Stock prices, as measured by the S&P 500 returned -23.37% and the Dow Jones Industrial Average returned -16.76%. The NASDAQ Composite Index, continued it's downward slide from the mania-like performance of 1999 and returned -31.53%, ending all talk of "the new paradigm". And, as we witnessed in 2001, while stocks were declining the credit markets provided a safe haven. The return for the Lehman Brothers government/credit bond index was 11.04%. The negative returns from stocks and positive returns from bonds are to be expected as a component of the down part of a stock market-business-interest rate cycle.

RESULTS OF OPERATIONS

	Years Ended December 31
	-----------------------------------------------------------
(In thousands of dollars)	2002	2001	2000
Revenues
Commissions	$15,100	$14,533	$17,654
Principal transactions	114,417	95,407	59,126
Investment banking	28,471	21,218	33,036
Investment (losses) gain	638	(219)	(669)
Interest income	17,259	26,011	79,920
Fees and others	5,181	5,272	4,761
--------------------------------------------------------------------------------------------------------------
Total revenues	181,066	162,222	193,828
Interest expense	12,074	22,271	73,205
--------------------------------------------------------------------------------------------------------------
Net revenues	168,992	139,951	120,623
--------------------------------------------------------------------------------------------------------------
Expenses (excluding interest)
Compensation and benefits	127,538	113,554	90,541
Clearing, settlement and brokerage costs	4,262	3,619	3,973
Communications and data processing	12,277	9,619	8,165
Occupancy and depreciation	8,777	7,803	5,749
Selling	6,509	6,369	6,320
Other	8,101	4,796	4,034
--------------------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	167,464	145,760	118,782
--------------------------------------------------------------------------------------------------------------
Operating income (loss)	1,528	(5,809)	1,841
Equity in income (loss) of affiliate	(5,723)	1,271	(6,202)
Gain on sale of equity holdings	7,170	-	--
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes	2,975	(4,538)	(4,361)
Income tax expense (benefit)	587	(2,608)	(1,428)
--------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations	2,388	(1,930)	(2,933)
Income (loss) from discontinued operations, net of taxes	849	(1,062)	422
Gain on sale of discontinued operations, net of taxes	-	-	22,799
--------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change in accounting principles	3,237	(2,992)	20,288
Cumulative effect of accounting change, net of taxes	(2,655)	-	-
--------------------------------------------------------------------------------------------------------------
Net income (loss)	$582	$(2,992)	$20,288
=========================================================================
Net interest income
Interest income	$17,259	$26,011	$79,920
Interest expense	12,074	22,271	73,205
--------------------------------------------------------------------------------------------------------------
Net interest income	$5,185	$3,740	$6,715

Net Income (loss)

For the year ended December 31, 2002, the Company (including discontinued operations) had a consolidated net income of $0.6 million, compared to net loss of $3.0 million in 2001 and net income of $20.3 million in 2000 which represented net income of $0.06 per diluted share, compared to net loss per diluted share of $0.32 in 2001 and net income of $2.04 in 2000. The net income in 2000 was favorably impacted by the sale of the Private Client Group that resulted in a $22.8 million gain on sale.

For the year ended December 31, 2002, the operating income from continuing operations was $1.5 million on net revenues of $169.0 million compared to an operating loss of $5.8 million on net revenues of $140.0 million in 2001 and operating income of $1.8 million on net revenues of $120.6 million in 2000.

For the year ended December 31, 2002, the Company's consolidated income from continuing operations was $2.4 million, compared to loss of $1.9 million in 2001 and $2.9 million in 2000, which represented a gain of $0.25 per diluted share, compared to a loss of $0.21 in 2001 and $0.30 in 2000. First Albany Corporation, the registered broker-dealer, had an income from continuing operations of $4.1 million in 2002, compared to a loss of $1.8 million in 2001 and income of $2.5 million in 2000. The Company's equity investment in Mechanical Technology Inc. (MTI) resulted in loss of $5.7 million in 2002, compared to income of $1.3 million in 2001 and a loss of $6.2 million in 2000. Gain on sale of the Company's equity holdings was $7.2 million in 2002 due to the sale of 663,000 shares of MTI and an exchange of 8 million shares of MTI common stock owned by the Company for 2,721,088 shares of Plug Power, Inc. common stock owned by MTI. The Company accounted for its investment in MTI under the equity method of accounting through December 31, 2002 and as of December 31, 2002 accounts for its investment in MTI at fair value. As a result of the change from equity accounting to fair value accounting, the Company recorded a $2.7 million expense to recognize the cumulative effect of having previously recorded the equity losses of MTI on a quarter lag.

Due to the sale of the Private Client Group (See Note 23 to the consolidated financial statements), the Company's retail brokerage network's operating results are reported as discontinued operation. For the year ended December 31, 2002, the Company's income from discontinued operations was $0.8 million compared to a loss of $1.1 million in 2001 and income of $0.4 million in 2000, income of $0.09 per diluted share, compared to a loss of $0.11 in 2001 and income of $0.04 in 2000, respectively.

For information regarding the Company's reportable segments refer to Note 20 of the Consolidated Financial Statements. The pre-tax contribution from the Corporate-Other segment decreased for the year ending December 31, 2002. This decrease was primarily due to increased legal costs, increased occupancy costs related to office relocation and office rental space operating and real estate tax escalation charges, increased compensation related costs, and a decline in other revenues primarily attributed to net interest income.

Commissions
Commission revenues increased $0.6 million or 4% in 2002 primarily due to an increase in listed agency transactions by the Equity Capital Markets segment.

Commission revenues decreased $3.1 million or 18% in 2001 primarily due to decreases in listed agency transactions by the Equity Capital Markets segment.

Principal Transactions

Principal transactions increased $19.0 million or 20% in 2002. This amount was comprised primarily of an increase in corporate debt securities of $15.0 million, an increase of $6.3 million in Equity Capital Markets and a decrease of $2.3 million in tax-exempt fixed income securities.

The corporate debt securities increased due mainly to favorable market conditions and increased productivity by the Taxable Fixed Income segment while the Equity Capital Markets segment increased as a result of growth driven by the restructuring of this business in late 2001 and throughout 2002.

In 2001, principal transactions increased $36.3 million or 61% from 2000. This amount was primarily driven by an increase in taxable fixed income securities related to the Taxable Fixed Income segment.

Investment Banking

Investment banking revenues increased $7.3 million or 34% in 2002. This increase was comprised of an increase in municipal investment banking of $9.4 million, in the Municipal Capital Markets segment, and a decrease of $2.1 million within the Equity Capital Markets segment. Market conditions had a material impact on both of these changes.

In 2001, investment banking revenues decreased $11.8 million or 36% from 2000 as a result of a $13.8 million decline in Equity Capital Market's investment banking. Municipal Capital Market's investment banking revenues increased $2.0 million.

Investment gains

Investment gains increased by $0.9 million in 2002 due to an increase in fair market value of the investment portfolio held by the Parent Company.

Net Interest Income

Net interest income increased $1.4 million or 39% in 2002 due primarily to decrease in interest rates for short term bank loans relating to a more positive spread relating to the Company's inventory in its Municipal Capital Markets, Taxable Fixed Income and Fixed Income Other segments.

In 2001, net interest income decreased $3.0 million or 44% from 2000 due primarily to an increase in short term bank loans relating to continuing operations and a decrease in the Company's stock loan conduit business.

Compensation and Benefits

Compensation and benefits increased $14.0 million or 12% in 2002 due primarily to the increase in net revenues (See Note 20 of the Consolidated Financial Statements). The increase in compensation and benefits was partially offset by a reduction in compensation expense due to restructuring efforts in the Company's Equity Capital Markets segment.

In 2001, compensation and benefits increased $23.0 million or 25% from 2000 due primarily to the increase in net revenues.

Communications and Data Processing

Communications and data processing expense increased $2.7 million or 28% in 2002, due primarily to an increase in the number of equity securities transactions and market data related services both in the Equity Capital Markets segment.

In 2001, communications and data processing expense increased $1.5 million or 18% from 2000 due primarily to an increase in market data related services.

Occupancy and Depreciation

Occupancy and depreciation expense increased $1.0 million or 12% in 2002, due primarily to an increase in office rental expense as well as costs associated with the relocation and expansion of our San Francisco office.

Occupancy and depreciation expense increased $2.1 million or 36% in 2001, due primarily to an increase in office rental expense.

Other
Other expense increased $3.3 million or 69% in 2002, due primarily to an increase in legal costs mainly related to the Company's Municipal Capital Markets segment (See Note 13 of the Consolidated Financial Statements) along with an increase in corporate governance costs, professional fees and insurance.
Equity in Income (loss) of Affiliate

Equity in loss of affiliate decreased $7.0 million in 2002 due to decrease in net income of Mechanical Technology Incorporated. (See Note 7 of the Consolidated Financial Statements)

Equity in income of affiliate increased $7.5 million in 2001 due to an increase in the net income of Mechanical Technology Incorporated. (See Note 7 of the Consolidated Financial Statements)

The Company accounted for its investment in MTI under the equity method of accounting through December 31, 2002 and as of December 31, 2002 accounts for its investment in MTI at fair value.

Gain on Sale of Equity Holdings

Gain on sale of equity holdings increased $7.2 million in 2002 due to the open market sells of 663,000 shares of Mechanical Technology Incorporated and the exchange of 8 million shares of Mechanical Technology Incorporated common stock owned by First Albany for 2,721,088 shares of Plug Power, Inc. common stock owned by Mechanical Technology.

Income Tax (Expense)

Income tax expense increased $3.2 million in 2002 due mainly to an increase in income (loss) before income tax and change in the taxable components in the income (loss) before income tax.

Income tax benefit increased $1.2 million or 83% in 2001 due mainly to a change in the taxable components in the loss before income tax and a change in the estimated tax expense related to ongoing income tax audits.

Income (loss) from Discontinued Operations, Net of Taxes

Income (loss) from discontinued operations, net of taxes increased $1.9 million in 2002 resulting primarily from refunds related to the jointly enhanced financial consultant retention program relating to the Private Client Group and from net revenues derived from subleasing office space impaired due to the sale of Private Client Group offset by legal costs. (See note 23 of the Consolidated Financial Statements).

In 2001, income (loss) from discontinued operations, net of taxes decreased $1.5 million from 2000 resulting primarily from the completion of the sale of the Private Client Group. The loss for 2001 was the result of legal costs pertaining to the Private Client Group. (See note 23 of the Consolidated Financial Statements).

Cumulative Effect of Accounting Change, Net of Taxes

As a result of the change from equity accounting to fair value accounting, the Company recorded a $2.7 million expense to recognize the cumulative effect of having previously recorded the equity losses of MTI on a quarter lag.

LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, are liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's payables to brokers and dealers, bank line of credits and customer payables. The level of assets and liabilities will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions.

As of December 31, 2002, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission. The amount of the broker-dealer's net assets that may be distributed is subject to restrictions under applicable net capital rules. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company's broker-dealer subsidiary to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of December 31, 2002, the Corporation had net capital of $16,063,000, which exceeded minimum net capital requirements by $15,063,000.

As of December 31, 2002, the Company had a commitment through July 2006 to invest up to $16,329,000 in FA Technology Ventures, L.P. (the Partnership). The majority of the commitments to the Partnership are from non-affiliates of the Company. The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership's primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, while providing market-rate investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership Agreement, under certain conditions, the General Partnership is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner will receive a carried interest on customary terms. The General Partner has contracted with FA Technology Ventures Corporation (FATV), a wholly owned subsidiary of the Company, to act as an investment advisor to the General Partner.

As of December 31, 2002, the Company had an additional commitment through July 2006 to invest up to $12,302,000 in parallel funds with the Partnership, which it intends to fund through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the commitment related to EIF will be funded primarily by employees; however, the Company must fund any amount, which is not. Some individuals who are members of the General Partnership have established their own fund to invest at least $2,600,000 in parallel with the Partnership. This fund is managed by FATV GP LLC and is not charged a management fee by FATV GP LLC.

The Company has net deferred tax assets of $7,673,000 and deferred tax liabilities of $726,000 as of December 31, 2002. The Company expects that it will realize the benefit of the deferred tax assets through the combination of future taxable income and income available in years in which the reversal of the asset can be carried back.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when - issued basis. As of December 31, 2002, the Company had no outstanding underwriting commitments and had not purchased or sold any security on a when-issued basis.

The Board of Directors has authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock. Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time through April 2003. Shares purchased under the program will be held in treasury and used for general corporate purposes. As of December 31, 2002, Company has repurchased approximately 635,000 shares pursuant to this program.

Management believes that funds provided by operations and a variety of bank lines of credit totaling $300 million, of which approximately $85 million were unused as of December 31, 2002, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs. These bank lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist and are repayable on demand. These bank lines of credit are limited to financing securities eligible for collateralization including Company owned securities and certain customer-owned securities purchased on margin, subject to certain regulatory formulas.

CRITICAL ACCOUNTING POLICIES

For a full description of these and other accounting policies see the notes to the consolidated financial statements.

USE OF ESTIMATES

In presenting the consolidated financial statements, management makes estimates regarding the valuation of certain securities owned, the carrying value of investments, the allowance for doubtful accounts, the realization of deferred tax assets, the outcome of litigation, accrued expenses relating to discontinued operations, and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements and it is possible that such changes could occur in the near term.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. All statements other than historical information should be deemed to be forward-looking statements. We believe that it is important to communicate our future expectations. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors. Such risks include among others, market risk, credit risk and operating risk. These and other risks are set forth in greater detail throughout this document. We do not intend to update any information in any forward-looking statements we make.

New Accounting Standards

In June 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company's adoption of this statement in 2002 did not have a material impact on its financial statements.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company will be required to reassess the useful lives of all intangible assets. The Company adopted SFAS No. 142 on its effective date of January 1, 2002. The Company's adoption of this statement in 2002 did not have a material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this statement will not have a material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company's adoption of this statement in 2002 did not have a material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This Standard addresses a number of items related to leases and other matters and is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Standard addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FAS 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The Company believes that the adoption of SFAS 148 will not have a material effect on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The interpretation's provisions for initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is currently evaluating the impact that the adoption of FIN 45 will have on its financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were generally referred to as SPEs. FIN No. 46 is effective immediately for VIEs created after January 31, 2003. The firm must apply FIN No. 46 to VIEs created before February 1, 2003 as of the beginning of the fiscal 2003 fourth quarter. Management is evaluating the impact of adoption but does not expect it to have a material effect on the firm's financial condition or results of operations.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and equity prices, changes in the implied volatility of interest rates and equity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market-risk-sensitive financial instruments. The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading.

The Company trades tax exempt and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities, and corporate obligations. The Company is also an active market maker in the NASDAQ equity markets. In connection with these activities, the Company may be required to maintain inventories in order to ensure availability and to facilitate customer transactions. In connection with some of these activities, the Company attempts to mitigate its exposure to such market risk by entering into hedging transactions, which may include highly liquid future contracts, options and U.S. Government securities.

Following is a discussion of the Company's primary market risk exposures as of December 31, 2002, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions. The fair market value of these securities included in the Company's inventory at December 31, 2002 was $186.8 million and $211.8 million at December 31, 2001. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates. At year-end 2002, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $6.6 million and at year-end 2001 was $9.7 million. The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory at December 31, 2002, which were recorded at a fair value of $6.5 million at December 31, 2002 and $7.7 million at December 31, 2001, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.7 million at year-end 2002 and $0.8 million at year-end 2001. The Company's investment portfolio excluding the consolidation of Variable Interest Entities (see Note 7 of the Consolidated Financial Statement) at December 31, 2002 and 2001, had a fair market value of $27.4 million and $7.4 million, respectively. This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $2.7 million at year-end 2002 and $0.7 million at year-end 2001. The actual risks and results of such adverse effects may differ substantially.

CREDIT RISK

The Company is engaged in various trading and brokerage activities whose counter parties primarily include broker-dealers, banks, and other financial institutions. In the event counter parties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the credit worthiness of the counter party or issuer of the instrument. The Company seeks to control credit risk by following an established credit approval process, monitoring credit limits, and requiring collateral where it deems appropriate.

The Company purchases debt securities and may have significant positions in its inventory subject to market and credit risk. In order to control these risks, security positions are monitored on at least a daily basis. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the size of the position sold. The Company attempts to reduce its exposure to changes in municipal securities valuation with the use as hedges of highly liquid municipal bond index futures contracts.

OPERATING RISK

Operating risk is the potential for loss arising from limitations in the Company's financial systems and controls, deficiencies in legal documentation and the execution of legal and fiduciary responsibilities, deficiencies in technology and the risk of loss attributable to operational problems. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In order to reduce or mitigate these risks, the Company has established and maintains an internal control environment that incorporates various control mechanisms at different levels throughout the organization and within such departments as Finance and Accounting, Operations, Legal, Compliance and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that the Company's various businesses are operating within established corporate policies and limits.

OTHER RISKS

Other risks encountered by the Company include political, regulatory and tax risks. These risks reflect the potential impact that changes in local laws, regulatory requirements or tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, the Company seeks to review new and pending regulations and legislation and their potential impact on its business.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data	Page

REPORT OF INDEPENDENT ACCOUNTANTS	24

FINANCIAL STATEMENTS:
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	25

Consolidated Statements of Financial Condition as of December 31, 2002 and 2001	26

Consolidated Statements of Comprehensive Income / (Loss) for the Years Ended December 31, 2002 and 2001.	27

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002, 2001, and 2000	28

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	29-30

Notes to Consolidated Financial Statements	31-52

SUPPLEMENTARY DATA:
Selected Quarterly Financial Data (Unaudited)	53-54

Report of Independent Accountants

To the Board of Directors and

Stockholders of First Albany Companies Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 56 present fairly, in all material respects, the financial position of First Albany Companies Inc. at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 56 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, in 2002, the Company changed its method of accounting for its investment in MTI from the equity method of accounting on a one quarter lag to fair value accounting.

/s/PRICEWATERHOUSECOOPERS LLP

March 10, 2003
Albany, New York

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)

	December 31,	December 31,	December 31,
For the years ended	2002	2001	2000
--------------------------------------------------------------------------------------------------------------------------
Revenues
Commissions	$15,100	$14,533	$17,654
Principal transactions	114,417	95,407	59,126
Investment banking	28,471	21,218	33,036
Investment (losses) gains	638	(219)	(669)
Interest income	17,259	26,011	79,920
Fees and others	5,181	5,272	4,761
--------------------------------------------------------------------------------------------------------------------------
Total revenues	181,066	162,222	193,828
Interest expense	12,074	22,271	73,205
--------------------------------------------------------------------------------------------------------------------------
Net revenues	168,992	139,951	120,623
--------------------------------------------------------------------------------------------------------------------------
Expenses (excluding interest):
Compensation and benefits	127,538	113,554	90,541
Clearing, settlement and brokerage costs	4,262	3,619	3,973
Communications and data processing	12,277	9,619	8,165
Occupancy and depreciation	8,777	7,803	5,749
Selling	6,509	6,369	6,320
Other	8,101	4,796	4,034
--------------------------------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	167,464	145,760	118,782
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss)	1,528	(5,809)	1,841
--------------------------------------------------------------------------------------------------------------------------
Equity in income (loss) of affiliate
Loss before cumulative effect of change in accounting principle	(5,723)	(1,238)	(6,202)
Cumulative effect of accounting change for derivative financial instruments for affiliate's own stock		486	-
Cumulative effect of accounting change for derivative financial instruments		2,023	-
--------------------------------------------------------------------------------------------------------------------------
Total equity in income (loss) of affiliate	(5,723)	1,271	(6,202)
--------------------------------------------------------------------------------------------------------------------------
Gains on sale of equity holdings	7,170	-	-
--------------------------------------------------------------------------------------------------------------------------
Income(loss) before income taxes	2,975	(4,538)	(4,361)
Income tax benefit	587	(2,608)	(1,428)
--------------------------------------------------------------------------------------------------------------------------
Income(loss) from continuing operations	2,388	(1,930)	(2,933)
Income (loss) from discontinued operations, net of taxes	849	(1,062)	422
Gain on sale of discontinued operations, net of taxes	-	-	22,799
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change in accounting principles	3,237	(2,992)	20,288
Cumulative effect of accounting change, net of taxes	(2,655)	-	-
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$582	$(2,992)	$20,288
==================================================================================
Basic earnings per share:
Continuing operations	$0.25	$(0.21)	$(0.30)
Discontinued operations	0.09	(0.11)	0.04
Gain on sale of discontinued operations	-	-	2.30
Cumulative effect of accounting change	(0.28)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share	$0.06	$(0.32)	$2.04
==================================================================================
Diluted earnings per share:
Continuing operations	$0.25	$(0.21)	$(0.30)
Discontinued operations	0.09	(0.11)	0.04
Gain on sale of discontinued operations	-	-	2.30
Cumulative effect of accounting change	(0.28)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share	$0.06	$(0.32)	$2.04
==================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands of dollars)

As of	December 31, 2002	December 31, 2001
--------------------------------------------------------------------------------------------------------
Assets
Cash	$176	$1,710
Cash and securities segregated for regulatory purposes	9,900	7,600
Securities purchased under agreement to resell	52,674	41,219
Securities borrowed	2,278	649,097
Receivables from:
Brokers, dealers and clearing agencies	5,297	7,177
Customers, net	6,836	14,973
Others	32,096	45,494
Securities owned	275,289	286,185
Investments	29,643	25,641
Office equipment and leasehold improvements, net	5,470	5,607
Other assets	20,513	24,381
--------------------------------------------------------------------------------------------------------
Total Assets	$440,172	$1,109,084
======================================================================
Liabilities and Stockholders' Equity
Liabilities
Short-term bank loans	$215,100	$248,650
Securities loaned	21	649,224
Payables to:
Brokers, dealers and clearing agencies	1,630	10,567
Customers	8,316	8,509
Others	15,822	11,488
Securities sold, but not yet purchased	51,492	41,157
Accounts payable	2,929	1,981
Accrued compensation	49,941	39,411
Accrued expenses	12,446	14,236
Income taxes payable	3,068	-
Notes payable	8,298	12,028
Obligations under capitalized leases	2,708	2,958
--------------------------------------------------------------------------------------------------------
Total Liabilities	371,771	1,040,209
--------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt	1,760	6,000
--------------------------------------------------------------------------------------------------------
Stockholders' Equity
Preferred stock; $1.00 par value; authorized
500,000 shares; none issued
Common stock; $.01 par value; authorized
50,000,000 shares; issued 10,923,001 and 9,908,300 respectively	109	99
Additional paid-in capital	100,134	90,010
Unearned compensation	(3,454)	(1,050)
Deferred compensation	1,748	915
Retained (deficit)	(28,384)	(14,563)
Treasury stock, at cost	(3,512)	(11,484)
Accumulated other comprehensive income, net	-	(1,052)
--------------------------------------------------------------------------------------------------------
Total Stockholders' Equity	66,641	62,875
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity	$440,172	$1,109,084
======================================================================

The accompanying notes are an integral part

of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars)

For the years ended	December 31, 2002	December 31, 2001
------------------------------------------------------------------------------------------------
Net income (loss)	$582	$(2,992)

Other comprehensive income:

Unrealized loss on available for sale securities, net of tax	-	(1,052)
------------------------------------------------------------------------------------------------
Total other comprehensive income (loss), net of tax (see note 7)		(1,052)

Total comprehensive income (loss)	$582	$(4,044)
================================================================

Accumulated net unrealized gains (losses) related to available for sale securities are recorded as other comprehensive income. Decreases or increases in other comprehensive income are recorded as adjustments to stockholders' equity. The unrealized loss on available for sale securities, net of tax related to an investment of Mechanical Technology Incorporated's ("MTI"). Since the Company's investment in MTI was recorded under the equity method, the Company was required to record its proportionate share of MTI's other comprehensive income (loss) accordingly. Effective after December 31, 2002, the Company is no longer required to record its investment in MTI under the equity method.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands of dollars except for number of shares)

	Common Stock Shares	Amount	Additional Paid-In Capital	Unearned Compensation	Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income, Net	Treasury Stock Shares	Amount

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1999	7,639,638	$76	$58,314	$(2,353)	$1,184	$(2,920)	-	(143,551)	$(1,185)
Amortization of unearned compensation	-	-	-	1,332	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	17,430	-	(404)	157	-	-	-	(149,130)	-
Stock dividends declared	816,944	8	13,730	-	-	(13,738)	-	(34,619)	-
Cash dividends paid	-	-	-	-	-	(1,582)	-	-	-
Non-employee options	-	-	73	-	-	-	-	-	-
Options exercised	256,732	3	1,396	-	-	-	-	304,454	3,482
Treasury stock purchased	-	-	-	-	-	-	-	(1,142,332)	(18,155)
Employee stock trust (Note 14)	246,589	2	927	-	(830)	(2)	-	(225,003)	(608)
MTI investment (Note 7)	-	-	6,911	-	-	-	-	-	-
Net income	-	-	-	-	-	20,288	-	-	-
Balance December 31, 2000	8,977,333	89	80,947	(864)	354	2,046	-	(1,390,181)	(16,466)

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Amortization of unearned compensation	-	-	-	1,119	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	-	-	463	(1,305)	-	(2,944)	-	168,654	3,672
Stock dividends declared	930,967	10	7,828	-	-	(7,842)	-	(146,350)	4
Cash dividends paid	-	-	-	-	-	(1,572)	-	-	-
Non-employee options	-	-	39	-	-	-	-	-	-
Options exercised	-	-	(845)	-	-	(946)	-	232,222	2,555
Treasury stock purchased	-	-	-	-	-	-	-	(278,976)	(2,762)
Employee stock trust (Note 14)	-	-	(143)	-	561	(31)	-	2,819	216
Employee Stock Purchase Plan	-	-	(287)	-	-	(282)	-	116,530	1,297
MTI investment (Note 7)	-	-	2,008	-	-	-	(1,052)	-	-
Net loss	-	-	-	-	-	(2,992)	-	-	-

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2001	9,908,300	99	90,010	(1,050)	915	(14,563)	(1,052)	(1,295,282)	(11,484)
Amortization of unearned compensation	-	-	-	785	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	-	-	2,819	(3,189)	-	(4,085)	-	483,352	4,086
Stock dividends declared	1,014,701	10	6,058	-	-	(6,071)	-	(103,721)	-
Cash dividends paid	-	-	-	-	-	(1,799)	-	-	-
Non-employee options	-	-	39	-	-	-	-	-	-
Options exercised	-	-	480	-	-	(1,402)	-	359,132	2,847
Treasury stock purchases	-	-	-	-	-	-	-	(139,349)	(952)
Employee stock trust (Note 14)	-	-	96	-	833	(401)	-	8,736	382
Employee stock purchase plan	-	-	7	-	-	(645)	-	188,675	1,609
MTI investment (Note 7)	-	-	625	-	-	-	1,052	-	-
Net income	-	-	-	-	-	582	-	-	-

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2002	10,923,001	$109	$100,134	$(3,454)	$1,748	$(28,384)	-	(498,457)	$(3,512)
========================================================================================================================================

The accompanying notes are an integral part
of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	December 31,
For the years ended	2002	2001	2000
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)	$582	$(2,992)	$20,288
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,774	2,480	3,545
Deferred compensation	910	561	(830)
Deferred income taxes	(3,090)	821	(9,166)
Gain on sale of discontinued operations	-	-	(39,309)
Gain on sale of equity holdings	(7,170)	-	-
Undistributed earnings of affiliate	5,723	(1,271)	6,202
Cumulative effect of accounting change	4,500	-	-
Unrealized investment losses (gains)	(839)	(197)	2,761
Realized losses (gains) on sale of investments	201	416	(2,094)
Loss on fixed assets	245	-	-
Services provided in exchange for common stock	1,128	1,044	1,159
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes	(2,300)	(600)	(7,000)
Securities purchased under agreement to resell	(11,455)	19,003	(33,400)
Securities borrowed, net	(2,384)	1,046	(123,082)
Net receivable from brokers, dealers, and clearing agencies	(6,839)	3,920	(1,789)
Net receivables from others	14,816	(23,142)	15,239
Securities owned, net	21,231	(118,709)	(5,793)
Other assets	3,983	5,654	(3,849)
Increase (decrease) in operating liabilities:
Net payable to customers	7,944	(3,062)	188,015
Accounts payable and accrued expenses	8,973	4,063	(207)
Income taxes payable, net	6,328	(5,666)	2,378
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities	45,261	(116,631)	13,068
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(1,474)	(1,380)	(494)
Net proceeds from gain on sale of discontinued operations	-	-	55,786
Business Combinations (Note 22)	(2,023)	-	-
Purchases of investments	(3,843)	(2,014)	(3,565)
Proceeds from sale of investments	2,149	183	2,638
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities	(5,191)	(3,211)	54,365
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds (payments) of short-term bank loans, net	(33,550)	120,797	(44,681)
Proceeds of notes payable	-	10,500	-
Payments of notes payable	(3,730)	(1,405)	(2,547)
Payments of obligations under capitalized leases	(1,658)	(1,433)	(3,190)
Payments for purchases of common stock	(952)	(2,762)	(18,155)
Payments on subordinated debt	(6,000)	-	-
Proceeds from subordinated debt	1,760	-	-
Proceeds from issuance of common stock	2,220	1,534	2,604
Net increase (decrease) from borrowing under line-of-credit agreement	2,105	(4,796)	(1,105)
Dividends paid	(1,799)	(1,572)	(1,582)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities	(41,604)	120,863	(68,656)
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part

of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(continued)

For the years ended	Dec. 31,2002	Dec. 31,2001	Dec. 31,2000
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash	(1,534)	1,021	(1,223)
Cash at beginning of the period	1,710	689	1,912
------------------------------------------------------------------------------------------------------------------
Cash at the end of the period	$176	$1,710	$689
============================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES Income tax payments	$992	$3,248	$20,513
Interest payments	$13,005	$24,342	$74,941

NON CASH INVESTING and FINANCING ACTIVITIES

In 2002, 2001 and 2000, the Company entered into capital leases for office and computer equipment totaling approximately $1.4 million, $1.8 million and $0.9 million respectively.

Refer to Note 7 for non-cash investing activities related to MTI.

Refer to Note 22 for asset and liabilities acquired related to the Business Combination.

The accompanying notes are an integral part of the consolidated financial statements.

Significant Accounting Policies

NOTE 1.

Organization and Nature of Business

The consolidated financial statements include the accounts of First Albany Companies Inc. and its wholly owned subsidiaries (the "Company"). First Albany Corporation (the "Corporation") is the Company's principal subsidiary and a registered broker-dealer. The Corporation is registered with the Securities and Exchange Commission ("SEC") and is a member of various exchanges and the National Association of Securities Dealers, Inc. The Company's primary business is investment banking and securities brokerage for institutional customers. The Company also provides investment-banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities. Another of the Company's subsidiaries is First Albany Asset Management Corporation ("FAAM"). Under management agreements, FAAM serves as investment manager to institutional and individual customers. FAAM directs the investment of customer assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and continuous supervision of the portfolios. FA Technology Ventures Corporation is also a subsidiary of the Company, which manages private equity funds, providing venture financing to emerging growth companies. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Securities Transactions

Commission income from customers' securities transactions and related compensation expenses are reported on a trade date basis. Profit and loss arising from securities transactions entered into for the account of the Company are recorded on trade date and are included as revenues from principal transactions. Unrealized gains and losses resulting from valuing marketable securities at market value and securities not readily marketable at fair value as determined by management are also included as revenues from principal transactions. Open equity in futures is recorded at market value daily and the resultant gains and losses are included as revenues from principal transactions.

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

At December 31, 2002, the Company had entered into a number of resale agreements with Mizuno Securities USA valued at $46,513,000. The collateral held by the Company was in excess of the principal amount loaned to Mizuno Securities USA. These resale agreements may be cancelled or renewed on a daily basis by either the Company or the counter party.

Securities-Lending Activities

Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. The Company discontinued its securities borrow / securities loan conduit business in 2002.

Exchange Memberships

Exchange memberships are recorded at cost or, if an other than temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. There is no allowance recorded for impairment.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated under federal regulations or held for sale in the ordinary course of business.

Fair Value of Financial Instruments

The financial instruments of the Company are reported on the statement of financial condition at market or fair value or at carrying amounts that approximate fair values, because of the short maturity of the instruments except subordinated debt. The estimated fair value of subordinated debt at December 31, 2002, approximates its carrying value based on current rates available.

Office Equipment and Leasehold Improvements

Office equipment and leasehold improvements are stated at cost less accumulated depreciation of $16,781,927 at December 31, 2002 and $14,166,000 at December 31, 2001. Depreciation is provided on a straight-line basis over the shorter of the estimated useful life of the asset (2 to 5 years) or the term of the lease.

Securities Issued for Services

The Company accounts for stock and options issued for services by reference to the fair market value of the Company's stock on the date of stock issuance or option grant. Compensation expense is recorded for the fair market value of the stock issued, or in the case of options, for the difference between the stock's fair market value on the date of the grant and the option exercise price. In the event that recipients are required to render future services to obtain full rights in the securities received, the compensation expense is deferred and amortized as a charge to income over the period that such rights vest to the recipient.

Reclassification

Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

Earnings per Common Share

Basic earnings per share are computed based upon weighted-average shares outstanding. Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period. The weighted-average shares outstanding were calculated as follows at December 31:

====================================================================
(In thousands of shares)	2002	2001	2000
====================================================================
Weighted average shares for basic earnings per share (restated for stock dividends)	9,589	9,256	9,895
Effect of dilutive common equivalent shares	144	-	-
-----------------------------------------------------------------------------------------------------
Weighted average shares and dilutive common equivalent shares for dilutive earnings per share	9,733	9,256	9,895
====================================================================

The Company excluded approximately 362,000 and 1,333,000 common equivalent shares in 2001 and 2000, respectively, in its computation of dilutive earnings per share because they were anti-dilutive.

All per share figures have been restated for all stock dividends declared.

NOTE 2.

Cash and Securities Segregated for Regulatory Purposes

At December 31, 2002 and 2001, the Company segregated cash of $9,900,000 and $7,600,000, respectively, in a special reserve bank account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission.

NOTE 3.

Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following at December 31:

============================================================
(In thousands of dollars)	2002	2001
-----------------------------------------------------------------------------------------
Securities failed to deliver	$5,079	$7,177
Receivable from clearing organizations	218	-
-----------------------------------------------------------------------------------------
Total receivables	$5,297	$7,177
============================================================

Securities failed to receive	$1,630	$10,567
-----------------------------------------------------------------------------------------
Total payables	$1,630	$10,567
============================================================
NOTE 4.

Receivables From and Payables To Customers

Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements and approximated $6,462,000 and $8,426,000 at December 31, 2002 and 2001, respectively. Total unsecured and partly secured customer receivables were $142,000 and $765,000 as of December 31, 2002 and 2001, respectively. An allowance for doubtful accounts was recorded for $86,000 and $227,000 as of December 31, 2002 and 2001, respectively.

Included in receivables from and payables to customers are accounts of officers, directors, employees and related individuals. Receivables and payables of these related parties consisted of the following at December 31:

==============================================================
(In thousands of dollars)	2002	2001
-------------------------------------------------------------------------------------------
Receivables	$3,422	$4,947
Payables	$1,104	$1,199
-------------------------------------------------------------------------------------------
NOTE 5.

Receivables from Others

Amounts receivables from others consisted of the following at December 31:

==============================================================
(In thousands of dollars)	2002	2001
-------------------------------------------------------------------------------------------
Adjustment to record securities on a trade date basis, net	$26,195	$39,786
All other	5,901	5,708
-------------------------------------------------------------------------------------------
Total	$32,096	$45,494
==============================================================

The adjustment to record securities on a trade date basis is to reflect securities transactions entered into for the account of the Company as though they had settled.

NOTE 6.

Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at December 31:

2002			2001
-----------------------------------------------------
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
-------------------------------------------------------------------------------------------------------------
Marketable Securities
U.S. Government and federal agency obligations	$11,738	$50,725	$20,328	$40,643
State and municipal bonds	191,569	209	236,199	4
Corporate obligations	60,722	520	21,543	391
Corporate stocks	6,235	38	5,576	114
Options	20	-	33	5
Not readily marketable securities
Investment securities with no publicly quoted market	220	-	505	-
Investment securities subject to restrictions	4,785	-	2,001	-
-------------------------------------------------------------------------------------------------------------
Total	$275,289	$51,492	$286,185	$41,157
=========================================================================

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

NOTE 7.

Investments

The Company's investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below as of and for the years ended December 31:

==========================================================================
(In thousands of dollars)	2002	2001	2000
--------------------------------------------------------------------------------------------------------------
Carrying Value
Public	$19,003	$18,595	$16,312
Private	8,423	7,046	4,850
Consolidation of Variable Interest Entities, net of Company's ownership interest	2,217	-	-
--------------------------------------------------------------------------------------------------------------
Total carrying value	$29,643	$25,641	$21,162
==========================================================================
Net realized gains (losses)
Public	$-	$-	$2,331
Private	(201)	(416)	(239)
--------------------------------------------------------------------------------------------------------------
Total net realized gains (losses)	$(201)	$(416)	$2,092
==========================================================================
Net unrealized gains (losses)
Public	1,226	(596)	(2,783)
Private	(387)	793	22
--------------------------------------------------------------------------------------------------------------
Total net unrealized gains (losses)	$839	$197	$(2,761)
==========================================================================
Investment gains (losses)	$638	$(219)	$(669)
==========================================================================

Included in the Company's investment portfolio disclosed above is the Company's investment in MTI. During December 2002, the Company exchanged 8 million shares of MTI common stock it owned for 2,721,088 shares of Plug Power, Inc. common stock owned by MTI. The exchange was valued at the price of Plug Power's stock, which was $5.00 per share and accordingly, the Company recognized a gain on this transaction of $5.9 million. The Company had previously accounted for its investment in MTI under the equity method of accounting through December 31, 2002 and as of December 31, 2002 accounts for its investment in MTI at fair value. Under the equity method of accounting First Albany had consistently reported its proportionate share of MTI's financial results on a quarter lag. As a result of the transaction and the new accounting treatment, the Company reflected the final equity adjustment representing its proportionate share of MTI's financial results for the quarter ended December 31, 2002 in the Company's financial statements for the year ended December 31, 2002 rather than on a quarter lag. The effect of this change was to record a $2.7 million expense to recognize the cumulative effect of having previously recorded the equity losses of MTI on a quarter lag.

The following table summarizes selected financial information related to the Company's investment in MTI:

========================================================================
(In thousands of dollars)	2002	2001	2000
-----------------------------------------------------------------------------------------------------------
Company's ownership percentage of MTI
as of December 31:	11%	33%	33%
Book value as of December 31:	$4,995	$18,300	$14,428
Fair value as of December 31:	$4,995	$32,200	$41,138
Equity in income (loss) of MTI for the
years ended December 31:	$(5,732)	$1,271	$(6,202)
Gain on sales of equity holdings of (MTI) for the years ended December 31:	$7,170

As a result of certain transactions which impacted MTI's shareholders' equity during the year ended December 31, 2002, the Company recorded its proportionate share of these transactions as an increase in its investment in MTI of $2.5 million, an increase in paid in capital of $0.5 million, an increase in deferred taxes payable of $1.0 million and a comprehensive gain of $1.0 million.

As a result of certain transactions which impacted MTI's shareholders' equity during the year ended December 31, 2001, the Company recorded its proportionate share of these transactions as an increase in its investment in MTI of $1.7 million, an increase in paid in capital of $2.0 million, an increase in deferred taxes payable of $0.7 million and a comprehensive loss of $1.0 million.

As a result of certain transactions which impacted MTI's shareholders' equity during the year ended December 31, 2000, the Company recorded its proportionate share of these transactions as an increase in its investment in MTI of $11.8 million, an increase in paid in capital of $6.9 million, and an increase in deferred taxes payable of $4.9 million.

During the year ended December 31, 2000, the Company entered into a Put and Call Option Agreement (the "Option Agreement") which provided independent credit support for a loan which had been provided to MTI by a third party. The Company was paid $945,000 to enter into the Option Agreement. The Option Agreement expired April 27, 2001, but was amended to extend the expiration date to August 27, 2001 for a fee of $200,000. The Option Agreement expired on August 27, 2001 and was not renewed.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities (see note 21). Under FIN No. 46, the Company is required to consolidate one of its Employee Investment Funds (EIF). The EIF is a limited liability company, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., which has contracted with FA Technology Ventures Corporation, a subsidiary of the Company, to act as an investment advisor with respect to funds invested. The carrying value on the Company's books related to this EIF is $1.3 million excluding the effects of consolidation. The Company is also committed to loan approximately $1.7 million to the EIF. The carrying value excluding the effects of consolidation and the commitment is the Company's maximum exposure to loss as a result of its involvement with the EIF. The effect of consolidation is to increase Investments by $2.2 million, decrease Receivable from Others by $0.6 million and increase Payable to Others by $1.6 million. The Payable to Others amounts relates to the value of the EIF owned by employees.

NOTE 8.

Intangible Assets

The Company has recognized $1.1 million of intangible assets related to its acquisition of assets of an asset management and broker-dealer businesses. The Company has not yet finalized the allocation of the purchase price among intangible assets acquired. The Company anticipates having this allocation completed during the first quarter of the fiscal year ending December 31, 2003. The Company will amortize intangible assets over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. For the year ended December 31, 2002, the Company did not recognize any related amortization expense since the assets were acquired on December 30, 2002.

When the estimated carrying value of an intangible asset exceeds the estimated undiscounted cash flows to be generated from the asset, an impairment loss will be recognized to reduce the carrying value of the asset to its estimated fair value.

NOTE 9.

Short-Term Bank Loans and Notes Payables

Short-term bank loans are made under a variety of bank lines of credit totaling $300,000,000 of which $215,100,000 was outstanding as of December 31, 2002. These bank lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligation exist and are repayable on demand. These loans are limited to financing securities eligible for collateralization including Company-owned securities and certain customer-owned securities purchased on margin, subject to certain regulatory formulas. These loans bear interest at variable rates based primarily on the Federal Funds interest rate. The weighted average interest rates on these loans were 1.65%, 1.91% and 7.00%, at December 31, 2002, 2001 and 2000 respectively. At December 31, 2002, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned and receivables from others, of $253,105,000.

A note for $1,173,333, collateralized by certain fixed assets, is payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London Interbank Offered Rate which was 1.38% on December 31, 2002. This note matures on April 1, 2004.

A note for $7,125,000, collateralized by approximately 2,991,040 shares of Mechanical Technology Incorporated, 2,000,000 shares of Plug Power Inc. common stock and 853,924 shares of Meta Group Inc. common stock is payable in quarterly principal payments of $525,000 plus interest. In June, 2002, an additional principal payment of $750,000 was made on this note. The interest rate is fixed at 7% for the term of the loan. This note matures September 1, 2006.

Future annual principal loan repayment requirements at December 31, 2002, are as follows:

==========================================
(In thousands of dollars)
---------------------------------------------------------------
2003	$2,980
2004	2,393
2005	2,100
2006	825
---------------------------------------------------------------
Total	$8,298
==========================================
NOTE 10.

Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at December 31, 2002:

===========================================================
(In thousands of dollars)
----------------------------------------------------------------------------------------
2003	$1,593
2004	1,262
2005	6
----------------------------------------------------------------------------------------
Total minimum lease payments	2,861
Less: amount representing interest	153
----------------------------------------------------------------------------------------
Present value of minimum lease payments	$2,708
===========================================================
NOTE 11.

Payables To Others

Amounts payable to others consisted of the following at December 31:

============================================================
(In thousands of dollars)	2002	2001
------------------------------------------------------------------------------------------
Borrowing under line-of-credit agreements	$12,006	$9,901
Others	2,252	1,587
Payable to Employees (see Note 7)	1,564	-
------------------------------------------------------------------------------------------
Total	$15,822	$11,488
============================================================
NOTE 12.

Subordinated Debt

In connection with the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the "Plan"), the Company incurred subordinated debt of $1,760,000 during the year ended December 31, 2002. The Plan is unfunded and is maintained by the Company primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. The subordinated debt consists of elective deferrals of participants' compensation and employer allocations under the Plan. The accounts of the participants of the Plan will be credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. Principal debt repayment requirements as of December 31, 2002, are as follows:

======================================
(In thousands of dollars)
---------------------------------------------------------
2006	$1,383
2007	32
2008	20
2009	40
2010	145
Thereafter	140
---------------------------------------------------------
Total	$1,760
======================================

Subordinated debts of $6,000,000 matured and were paid on December 31, 2002.

The New York Stock Exchange has approved all of the Company's subordinated debt agreements. Pursuant to these approvals, these amounts are allowable in the Company's computation of net capital.

NOTE 13.

Commitments and Contingencies

Commitments: As of December 31, 2002, the Company had a commitment through July 2006 to invest up to $16,329,000 in FA Technology Ventures, L.P. (the Partnership). The majority of the commitments to the Partnership are from non-affiliates of the Company. The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership's primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, while providing market-rate investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership Agreement, under certain conditions, the General Partnership is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner will receive a carried interest on customary terms. The General Partner has contracted with FA Technology Ventures Corporation (FATV), a wholly owned subsidiary of the Company, to act as an investment advisor to the General Partner.

As of December 31, 2002, the Company had an additional commitment through July 2006 to invest up to $12,302,000 in parallel funds with the Partnership, which it intends to fund through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the commitment related to EIF will be funded primarily by employees; however, the Company must fund any amount, which is not. Some individuals who are members of the General Partnership have established their own fund to invest at least $2,600,000 in parallel with the Partnership. This fund is managed by FATV GP LLC. The fund is not charged a management fee by FATV GP LLC.

Leases: The Company's headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2008. Future minimum annual lease payments, net of sublease rental income, are as follows:

======================
(In thousands of dollars)
---------------------------------
2003	$5,830
2004	4,762
2005	3,379
2006	2,887
2007	2,620
2008	2,171
--------------------------------
Total	$21,649
======================

Annual rental expense for the years ended December 31, 2002, 2001 and 2000 approximated $5,371,000, $4,771,000, and $6,516,000, respectively.

Litigation: In mid-2002, First Albany Corporation received a subpoena from the Attorney General's Office of the State of New York in connection with the industry-wide probe of research analyst activities, and is responding to that subpoena. Management does not believe that this proceeding will have a material adverse effect on the Company's liquidity or financial position. There can be no assurance, however, that such proceeding will not have a material adverse effect on quarterly or annual operating results in the period in which it is resolved. An industry-wide settlement of these matters has been announced and could result in structural changes in certain aspects of our business. The outcome of these negotiations and the impact of such possible changes on the business of the Company or its results of operations remain uncertain.

In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities ("the Lawrence Parties") in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"). The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order. The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration. The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.

In 1999, the Company acted as a placement agent for a $7.5 million bond issue. In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement, which expires on January 4, 2004, that indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds and up to $0.5 million for related legal fees and $0.5 million for unpaid debt service.

These bonds are collateralized by a first security interest in certain rights, titles and interests of the company for whom the bonds were issued. As of December 31, 2002, management has estimated the probable amount of the loss expected to be incurred based upon current conditions and has accordingly accrued a $2.2 million expense related to this agreement of which $0.8 million of this liability has been paid. In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

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

Collateral: The Company receives collateral in connection with resale agreements and securities borrowed transactions. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counter parties to cover short positions.

The Company continues to report assets it has pledged as collateral in secured borrowing and other arrangements when the secured party cannot sell or repledge the assets and does not report assets received as collateral in secured lending and other arrangements because the debtor typically has the right to redeem the collateral on short notice.

The fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities consisted of the following as of December 31:

========================================================================
(In thousands of dollars)	2002	2001
------------------------------------------------------------------------------------------------------------
Securities purchased under agreements to resell	$53,106	$41,259
Securities Borrowed	2,168	622,796
------------------------------------------------------------------------------------------------------------
Total	$55,274	$664,055
========================================================================

The fair value of securities received as collateral that have been sold or repledged consisted of the following as of December 31:

==================================================================
(In thousands of dollars)	2002	2001
---------------------------------------------------------------------------------------------------
Securities loaned	$21	$623,000
---------------------------------------------------------------------------------------------------

The decrease in the securities borrowed and securities loaned amounts are due to the Company discontinuing its securities borrow/securities loan conduit business in 2002.

Letters of Credit: The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with security clearing activities, totaling $864,000 at December 31, 2002.

Other: The Company enters into underwriting commitments to purchase securities, as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of December 31, 2002, the Company had no outstanding underwriting commitments and had not purchased or sold any security on a when-issued basis.

NOTE 14.

Stockholders' Equity

Dividends: During 2002, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock, and also declared and issued two 5% common stock dividends.

In January 2003, the Board of Directors declared the regular quarterly cash dividend of $ 0.05 per share payable on February 28, 2003, to shareholders of record on February 14, 2003.

Rights Plan: On March 27, 1998, the Board of Directors adopted a Shareholder Rights Plan. The rights were distributed as a dividend of one right for each share of First Albany Companies Inc. common stock outstanding, with a record date of March 30, 1998. The Shareholder Rights Plan is intended to deter coercive takeover tactics and strengthen the Company's ability to deal with an unsolicited takeover First Albany Companies Inc. proposal.

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

Treasury Stock: The Board of Directors has authorized a stock repurchase program of up to 1.5 million shares of its outstanding common stock. Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time through April 2003. Shares purchased under the program will be held in treasury and used for general corporate purposes. At December 31, 2002, the Company has repurchased approximately 635,000 shares pursuant to this program.

Deferred Compensation and Employee Stock Trust: The Company has adopted or may hereafter adopt various nonqualified deferred compensation plans (the "Plans") for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company. Plan participants may elect under the Plans to have the value of their Plans Accounts track the performance of one or more investment benchmarks available under the Plans, including First Albany Companies Common Stock Investment Benchmark, which tracks the performance of First Albany Companies Inc. common stock ("Company Stock"). With respect to the First Albany Companies Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the "Trust") it has established in connection with meeting its related liability under the Plans.

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

NOTE 15.

Income Taxes

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between the financial statement basis and tax basis of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date.

The income tax provision was allocated as follows for the year ended December 31:

=========================================================================
(In thousands of dollars)	2002	2001	2000
-------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations	$587	$(2,608)	$(1,428)
Income (loss) from discontinued operations	1,933	(738)	299
Gain on sale of discontinued operations	-	-	16,510
Cumulative effect of accounting change	(1,845)	-	-
Stockholders' equity	(75)	470	4,375
-------------------------------------------------------------------------------------------------------------
Total income tax provision	$600	$(2,876)	$19,756
=========================================================================

The components of income taxes attributable to income (loss) from continuing operations consisted of the following for the years ended December 31:

=======================================================================
(In thousands of dollars)	2002	2001	2000
----------------------------------------------------------------------------------------------------------
Federal
Current	$(1,106)	$(2,783)	$3,865
Deferred	1,421	318	(4,721)
State and local
Current	(1,150)	149	1,300
Deferred	1,422	(292)	(1,872)
----------------------------------------------------------------------------------------------------------
Total income tax expense (benefit)	$587	$(2,608)	$(1,428)
=======================================================================

The expected income tax expense (benefit) using the federal statutory rate differs from income tax expense pertaining to pretax income (loss) from continuing operations as a result of the following for the years ended December 31:

========================================================================
(In thousands of dollars)	2002	2001	2000
------------------------------------------------------------------------------------------------------------
Income taxes at federal statutory rate	$1,012	$(1,544)	$(1,483)
State and local income taxes, net of federal income taxes	180	(94)	(378)
Meals and entertainment	210	232	226
Tax-exempt interest income, net	(976)	(1,238)	(581)
Life insurance proceeds	-	-	(150)
Other non-deductible interest expense	-	-	745
Non deductible expenses, other	161	36	193
-----------------------------------------------------------------------------------------------------------
Total income tax expense (benefit)	$587	$(2,608)	$(1,428)
========================================================================

The temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

==================================================================
(In thousands of dollars)	2002	2001
--------------------------------------------------------------------------------------------------
Bad debt reserve	$35	$93
Securities held for investment	(726)	(3,912)
Life insurance held for investment	-	1,041
Fixed assets	789	768
Deferred compensation	3,956	2,889
Accrued liabilities	2,762	3,123
State net operating loss carryforwards, net of federal income tax	-	473
Other	131	57
---------------------------------------------------------------------------------------------------
Total deferred tax assets	$6,947	$4,532
==================================================================

The Company has not recorded a valuation allowance for deferred tax assets at December 31, 2002 and 2001, since it has determined that it is more likely than not that deferred tax assets will be fully realized through a combination of future taxable income and income available in carryback years.

NOTE 16.

Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock. As of December 31, 2002, 7,134,015 shares (adjusted for stock dividends) are authorized for issuance and expire at various times through December 31, 2011. The equity compensation plan information presented in the following table is as of December 31, 2002:

------------------------------------------------------------------------------------------------------------------
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holders	2,221,586	$8.49	245,227
------------------------------------------------------------------------------------------------
Equity compensation plans not approved by security holders	1,447,496	$6.06	402,571
------------------------------------------------------------------------------------------------
Total	3,669,082	$7.53	647,798
-------------------------------------------------------------------------------------------------

Options: Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire ten years after grant date. Option transactions for the three year period ended December 31, 2002, under the plans were as follows:

---------------------------------------------------------------------------------------------------------------
	Shares Subject to Option	Weighted Average Exercise Price
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999	1,830,764	$7.69
Options granted
	690,961	12.81
Options exercised
	(446,512)	5.12
Options terminated
	(145,682)	13.88
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000	1,929,531	8.96
Options granted
	716,864	8.96
Options exercised
	(248,550)	3.08
Options terminated
	(95,507)	9.89
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001	2,302,338	8.83
Options granted
	1,891,215	6.42
Options exercised
	(359,132)	3.89
Options terminated
	(165,339)	8.45
----------------------------------------------------------------------------------------------------------------
Balance at December 31,2002	3,669,082	$7.53
===========================================================================

The following table summarizes information about stock options outstanding under the plans at December 31, 2002:

	Outstanding			Exercisable
Exercise			Average		Average
Price		Average Life	Exercise		Exercise
Range	Shares	(years)	Price	Shares	Price
-------------------------------------------------------------------------------------------------------------
$4.60-$6.90	1,617,204	7.91	$5.70	422,812	$5.79
$7.17-$10.76	1,784,806	7.97	8.13	823,281	8.59
$14.30-$21.45	267,072	7.31	14.69	187,135	14.67
------------------------------------------------------------------------------------------------------------
	3,669,082	7.90	$7.53	1,433,228	$8.56
=========================================================================

At December 31, 2001, 1,414,544 options with an average exercise price of $8.28 were exercisable; and at December 31, 2000, 1,190,050 options with an average exercise price of $7.73 were exercisable.

The Company has elected to follow Accounting Principals Board No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for the stock incentive plans. The Company, under APB 25, recognized compensation cost of $0, $0, and $1,095,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

The following table reflects pro forma results as if the Company had elected and recognized compensation costs for the stock incentive plans to follow Financial Accounting Standard No. 123 (FAS 123) "Accounting for Stock-Based Compensation".

----------------------------------------------------------------------------------------------
(In thousands of dollars except per share amounts)	2002	2001	2000
-----------------------------------------------------------------------------------------------
Net Income (Loss)
As reported	$582	$(2,992)	$20,288
Pro forma	(406)	(4,020)	19,399
Earnings per share
As reported
Basic	0.06	(0.32)	2.04
Diluted	0.06	(0.32)	2.04
Pro forma
Basic	(0.04)	(0.43)	1.96
Diluted	(0.04)	(0.43)	1.96
----------------------------------------------------------------------------------------------

The FAS 123 compensation cost and fair value of options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

----------------------------------------------------------------------------------------------
	2002	2001	2000
----------------------------------------------------------------------------------------------
Dividend yield Expected volatility Risk-free interest rate Expected lives (in years) Weighed average fair value of options granted	3.35% 55.5% 2.6% to 4.4% 7.08 $2.66	2.32% 58.4% 4.7% to 5.0% 6.76 $4.61	1.71% 53.9% 5.6% to 6.7% 6.6 $7.75
----------------------------------------------------------------------------------------------

Restricted Stock: During 2002, 2001, and 2000, 496,391, 150,602 and 37,810 shares of restricted stock have been awarded under the plans at a weighted average grant date fair price of $6.60, $8.78 and $27.17 respectively. The fair market value of the awards will be amortized over the period in which the restrictions are outstanding, which is approximately 3-4 years.

Other: The Company also maintains a tax deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan), which permits eligible employees to defer a percentage of their compensation. Company contributions to eligible participants may be made at the discretion of the Board of Directors. The Company contributed $178,000, $263,000, and $348,000 in the years ended December 31, 2002, 2001, and 2000 respectively.

The Company has various other incentive programs, which are offered to eligible employees. These programs consist of cash incentives and deferred bonuses. Amounts awarded vest over periods ranging up to five years. Costs are amortized over the vesting period and approximated $2,204,000 in 2002, $2,394,000 in 2001, and $6,093,000 in 2000.

Net Capital Requirements

NOTE 17.

The Corporation is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) and the Commodity's Futures Trading Commission Regulation 1.17 which both require the maintenance of minimum net capital. The Corporation has elected to use the alternative method, permitted by the Rule, which requires that the Corporation maintain minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined.

At December 31, 2002, the Corporation had net capital of $16.1 million, which was 181.88% of aggregate debit balances and $15.1 million in excess of required minimum net capital.

NOTE 18.

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

Market Risk: Market risk is the potential change in an instrument's value caused by fluctuations in interest rates, equity prices, or other risks. The level of market risk is influenced by the volatility and the liquidity in the markets in which financial instruments are traded.

As of December 31, 2002, the Company had approximately $3,733,000 of securities owned which were considered non-investment grade. Non-investment grade securities are defined as debt and preferred equity securities rated as BB+ or lower or equivalent ratings by recognized credit rating agencies. The Company also holds approximately $9,314,000 of direct investments in companies and interests in partnerships. These securities and direct investments have different risks than investment grade rated investments because the companies are typically more highly leveraged and therefore more sensitive to adverse economic conditions and the securities may be more thinly traded or not traded at all.

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

     Interest Rate Risk: Interest rate risk arises from the possibility that changes in rates will affect the value of financial instruments. The decision to manage interest rate risk using futures or options as opposed to buying or selling short U.S. Treasury or other securities depends on current market conditions and funding considerations.

     Equity Price Risk: Equity price risk arises from the possibility that equity security will fluctuate, affecting the value of equity securities.

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at December 31, 2002 at market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 2002.

Credit Risk: The Company is exposed to risk of loss if an issuer or counter party fails to perform its obligations under contractual terms ("default risk"). Both cash instruments and derivatives expose the Company to default risk. The Company has established policies and procedures for mitigating credit risks on principal transactions, including reviewing and establishing limits for credit exposure, requiring collateral to be pledged, and continually assessing the creditworthiness of counter parties.

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

Concentrations of Credit Risk: The Company's exposure to credit risk associated with its trading and other activities is measured on an individual counter party basis, as well as by groups of counter parties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. The Company's most significant industry credit connection is with financial institutions. Financial institutions include other brokers and dealers, commercial banks, finance companies, insurance companies and investment companies. This concentration arises in the normal course of the Company's brokerage, trading, financing, and underwriting activities. To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counter party and market conditions. Also, the Company purchases securities and may have significant positions in its inventory subject to market and credit risk. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold. In order to control these risks, securities positions are monitored on at least a daily basis along with hedging strategies that are employed by the Company.

NOTE 19.

Derivative Financial Instruments

The Company does not engage in the proprietary trading of derivative securities with the exception of highly liquid treasury and municipal index futures contracts and options. These index futures contracts and options are used to hedge securities positions in the Company's inventory. Gains and losses on these financial instruments are included as revenues from principal transactions. Trading profits and losses relating to these financial instruments were as follows for the years ending December 31:

======================================================================
(In thousands of dollars)	2002	2001	2000
--------------------------------------------------------------------------------------------------------
Trading Profits-State and Municipal Bond	$16,040	$446	$4,151
Index Futures Hedging	(3,135)	(354)	(785)
--------------------------------------------------------------------------------------------------------
Net Revenues	$12,905	$92	$3,366
=====================================================================

The contractual or notional amounts related to the index futures contracts were as follows at December 31:

=====================================================================
(In thousands of dollars)	2002	2001
------------------------------------------------------------------------------------------------------
Average Notional or Contract Market Value	$(27,763)	$(16,222)
Year End Notional or Contract Market Value	$(30,519)	$(25,555)
------------------------------------------------------------------------------------------------------

The contractual or notional amounts related to these financial instruments reflect the volume and activity and do not reflect the amounts at risk. The amounts at risk are generally limited to the unrealized market valuation gains on the instruments and will vary based on changes in market value. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Open equity in the futures contracts in the amount of $644,000 and $1,037,000 at December 31, 2002 and 2001, respectively, are recorded as other assets. The settlements of the aforementioned transactions are not expected to have a material adverse effect on the financial condition of the Company.

Segment Analysis

NOTE 20.

In an effort to provide better data to the reader, the Company has expanded its segments. The Company's reportable segments include Taxable Fixed Income, Municipal Capital Markets, Equity Capital Markets, Fixed Income-Other and Corporate-Other which collectively comprise First Albany Corporation, the Company's brokerage operations; Parent and Affiliates, Investments, and Discontinued Operations. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

The Taxable Fixed Income segment includes institutional sales and trading of corporate, federal government and agency securities. The Municipal Capital Markets segment includes underwriting and institutional sales and trading of municipal securities. The Equity Capital Markets segment includes institutional sales and trading of equity securities, corporate finance advisory services and underwritings. The Fixed Income-Other segment includes institutional sales and trading of fixed income middle markets and taxable municipal securities. The Corporate-Other segment includes stock loan/borrow operations and other unallocated revenues and expenses.

The Parent and Affiliates segment, includes the Parent company, excluding its investment portfolio, and the asset management services of FA Technology Ventures and First Albany Asset Management. The Investment segment includes realized gains and losses, unrealized gains and losses and the equity in income and loss of affiliate from the Company's investment portfolio including gains on sale of equity holdings. The Discontinued Operations segment includes the net revenues and expenses from the Company's Private Client Group, which provided brokerage services to individual clients and was sold in August 2000.

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

Information concerning operations in these segments is as follows for the years ended December 31:

(In thousands of dollars)	2002	2001	2000
========================================================================
Net revenue (including net interest income)
Taxable Fixed Income	$65,453	$55,857	$29,819
Municipal Capital Markets	45,134	34,671	30,915
Equity Capital Markets	31,341	24,659	39,281
Fixed Income-Other	19,465	16,270	8,007
Corporate-Other	3,140	4,071	11,738
------------------------------------------------------------------------------------------------------------
First Albany Corporation	164,533	135,528	119,760
Parent & Affiliates	3,821	4,642	1,532
Investments	2,085	1,052	(6,871)
------------------------------------------------------------------------------------------------------------
Total Net Revenue	170,439	141,222	$114,421
=========================================================================
Net interest income (included in total net revenue)
Taxable Fixed Income	$649	$133	$(6)
Municipal Capital Markets	1,061	(594)	(1,222)
Equity Capital Markets	16	(64)	(15)
Fixed Income-Other	673	(495)	(419)
Corporate-Other	3,409	5,212	9,570
------------------------------------------------------------------------------------------------------------
First Albany Corporation	5,808	4,192	7,908
Parents & Affiliates	(623)	(452)	(1,193)
------------------------------------------------------------------------------------------------------------
Total Net Interest Income	$5,185	$3,740	$6,715
========================================================================
Pre-tax Contribution:
Taxable Fixed Income	$14,435	$12,180	$5,385
Municipal Capital Markets	9,644	6,320	5,790
Equity Capital Markets	(6,598)	(20,101)	(6,672)
Fixed Income-Other	9,965	7,996	3,848
Corporate-Other	(21,371)	(10,948)	(3,672)
------------------------------------------------------------------------------------------------------------
First Albany Corporation	6,075	(4,553)	4,679
Parent & Affiliates	(5,185)	(1,037)	(2,169)
Investments	2,085	1,052	(6,871)
Discontinued Operations	2,782	(1,800)	721
------------------------------------------------------------------------------------------------------------
Total Pre-tax Contribution before Cumulative Effect of Accounting Principle	$5,757	$(6,338)	$(3,640)
=========================================================================

(In thousands of dollars)
=======================================================================
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Taxable Fixed Income	$288	$225	$147
Municipal Capital Markets	404	383	305
Equity Capital Markets	1,028	757	560
Fixed Income-Other	59	51	14
Corporate-Other	904	915	1,677
-----------------------------------------------------------------------------------------------------------
First Albany Corporation	2,683	2,331	2,703
Parent & Affiliates	91	149	62
Discontinued Operations	-	-	780
-----------------------------------------------------------------------------------------------------------
Total	$2,774	$2,480	$3,545
========================================================================

The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies" footnote (Note 1). Asset information by segment is not reported since the Company does not produce such information. All assets are located in the United States of America. Prior periods' financial information has been reclassified to conform to the current presentation.

NOTE 21.

New Accounting Standards

In June 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company's adoption of this statement in 2002 did not have a material impact on its financial statements.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company will be required to reassess the useful lives of all intangible assets. The Company adopted SFAS No. 142 on its effective date of January 1, 2002. The Company's adoption of this statement in 2002 did not have a material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this statement will not have a material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company's adoption of this statement in 2002 did not have a material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This Standard addresses a number of items related to leases and other matters and is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Standard addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148. "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FAS 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The Company believes that adoption of this statement will not have a material effect on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The interpretation's provisions for initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is evaluating the impact that the adoption of FIN 45 will have on its financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were generally referred to as SPEs. FIN No. 46 is effective immediately for VIEs created after January 31, 2003. The firm must apply FIN No. 46 to VIEs created before February 1, 2003 as of the beginning of the fiscal 2003 fourth quarter. The Company is evaluating the impact of adoption but does not expect it to have a material effect on the firm's financial condition or results of operations.

Business Combination

NOTE 22.

During the year ended December 31, 2002, the Company acquired for approximately $2.0 million the assets and liabilities related to the asset management and broker dealer business, which operated under the "Noddings" trade name and was owned by Conning Asset Management Company. Approximately $0.9 million of the purchase price was to acquire the net assets of the business, which consisted substantially of short term receivables of $1.6 million netted by liabilities of $0.7 million. The remaining $1.1 million was allocated to intangible assets. The acquisition did not have a material impact on the financial position of the Company and did not impact the results of operations.

Under the terms of the asset purchase agreement, the Company may be required to pay up to $750,000 of additional cash consideration contingent upon the amount of assets under management on various dates through 2004.

Discontinued Operations

NOTE 23.

During the third quarter of 2000, the Company sold assets of its Private Client Group, its retail brokerage network, to First Union Securities, a subsidiary of First Union Group.

In accordance with Accounting Principles Board Option No. 30 (APB 30), "Reporting the Results of Operations-Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions," the results of the Private Client Group have been reported separately as a discontinued operation for all periods presented.

Components of amounts reflected in the consolidated statements of financial condition and statements of operations consisted of the following for the years ended December 31:

===========================================================================
(In thousands of dollars)	2002	2001	2000
---------------------------------------------------------------------------------------------------------------
Gain on sale of discontinued operations	$4,332	$-	$64,275
Loss from discontinued operations	1,550	1,800	63,554
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes	2,782	(1,800)	721
Income tax expense (benefit)	1,933	(738)	299
---------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations, net of taxes	$849	$(1,062)	$422
===========================================================================

Gain on sale of discontinued operations for 2002 is comprised of refunds from First Union Securities for costs related to the jointly enhanced financial consultant retention program relating to the Private Client Group and for net revenues derived from subleasing office space impaired due to the sale of the Private Client Group. Loss from discontinued operations for 2002 and 2001 are the result of legal costs. Additional refunds, revenues and litigation costs are possible, and will be included in income (loss) from discontinued operations, net of taxes when these revenues and costs occur and/or may be reasonably estimated. A portion of the Company's net interest income in 2000 has been allocated to discontinued operations based primarily on the margin borrowings of the Private Client Group clients, net of an allocation of cost of funds relating to these margin borrowings.

Included in the balance sheet at December 31, 2002 was approximately $4,800,000 in accrued expenses for impaired lease space and approximately $750,000 in accrued legal expenses relating to discontinued operations.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands of dollars, except per share data)

		Quarters Ended
2002 - Calendar Year	Mar. 31	June 30	Sep. 30	Dec. 31
--------------------------------------------------------------------------------------------------------------
Total revenues	$41,355	$43,353	$48,467	$47,891
Interest expense	3,104	3,267	3,430	2,273
--------------------------------------------------------------------------------------------------------------
Net revenues	38,251	40,086	45,037	45,618
Total expenses (excluding interest)	37,729	38,272	44,051	47,412
--------------------------------------------------------------------------------------------------------------
Operating income (loss)	522	1,814	986	(1,794)
Equity in income (loss) of affiliate	(4,500)	(1,687)	(1,859)	2,323
Gain on sale of equity holdings	598	585	-	5,987
--------------------------------------------------------------------------------------------------------------
Income (loss) before income tax	(3,380)	712	(873)	6,516
Income tax expense (benefit)	(1,372)	353	(418)	2,024
--------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations	(2,008)	359	(455)	4,492
Income (loss) from discontinued operations net of taxes	-	(236)	786	299
--------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect	$(2,008)	$123	$331	4,791
Cumulative effect of accounting change, net of taxes	-	-	-	(2,655)
--------------------------------------------------------------------------------------------------------------
Net income (loss)	$(2,008)	$123	$331	$2,136
==========================================================================
Net income (loss) per common and common equivalent share:
Basic:
Continuing operations	$(0.22)	$0.04	$(0.05)	$0.47
Discontinued operations	-	(0.03)	0.08	0.03
Cumulative effect of accounting change	-	-	-	(0.28)
--------------------------------------------------------------------------------------------------------------
Net income (loss)	$(0.22)	$0.01	$0.03	$0.22
==========================================================================
Dilutive:
Continuing operation	$(0.22)	$0.04	$(0.05)	$0.47
Discontinued operations	-	(0.03)	0.08	0.03
Cumulative effect of accounting change	-	-	-	(0.28)
--------------------------------------------------------------------------------------------------------------
Net income (loss)	$(0.22)	$0.01	$0.03	$0.22
==========================================================================

All per share figures have been restated for common stock dividends paid. The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)
(In thousands of dollars, except per share data)

		Quarters Ended
2001 - Calendar Year	Mar 31	June 30	Sep. 30	Dec. 31
---------------------------------------------------------------------------------------------------------------
Total revenues	$44,035	$40,715	$34,688	$42,784
Interest expense	6,706	6,472	4,841	4,252
---------------------------------------------------------------------------------------------------------------
Net revenues	37,329	34,243	29,847	38,532
Total expenses (excluding interest)	37,114	35,217	33,801	39,628
---------------------------------------------------------------------------------------------------------------
Operating income (loss)	215	(974)	(3,954)	(1,096)
Equity in income (loss) of affiliates	(102)	(914)	3,830	(1,543)
---------------------------------------------------------------------------------------------------------------
Income (loss) before income tax	113	(1,888)	(124)	(2,639)
Income tax expense (benefit)	45	(759)	(671)	(1,223)
---------------------------------------------------------------------------------------------------------------
Income from (loss) continuing operations	68	(1,129)	547	(1,416)
Income (loss) from discontinued operations, (net of taxes)	-	-	(826)	(236)
---------------------------------------------------------------------------------------------------------------
Net income (loss)	$68	$(1,129)	$(279)	$(1,652)
===========================================================================
Net income per common and common equivalent share:
Basic:
Continuing operations	$0.01	$(0.13)	$0.06	$(0.15)
Discontinued operations	-	-	(0.09)	(0.03)
---------------------------------------------------------------------------------------------------------------
Net income (loss)	$0.01	$(0.13)	$(0.03)	$(0.18)
===========================================================================

Dilutive:
Continuing operation	$0.01	$(0.13)	$0.06	$(0.15)
Discontinued operations	-	-	(0.09)	(0.03)
---------------------------------------------------------------------------------------------------------------
Net income (loss)	$0.01	$(0.13)	$(0.03)	$(0.18)
===========================================================================

All per share figures have been restated for common stock dividends paid. The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except as set forth below, the information required by this item will be contained under the caption "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 29, 2003. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be contained under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 29, 2003. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 29, 2003. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 29, 2003. Such information is incorporated herein by reference.

Item 14. Controls and Procedures

As of a date within 90 days of the filing of this Form 10K, the Company's management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about the Company required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the date of the evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following financial statements are included in Part II, Item 8:

Report of Independent Accountants

Financial Statements:

Consolidated Statements of Operations for the Years
Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Financial Condition
as of December 31, 2002 and 2001

Consolidated Statements of Comprehensive Income (Loss) for the Years
Ended December 31, 2002 and 2001

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a) (2) The following financial statement schedule for the periods 2002, 2001 and 2000 are submitted herewith:

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits included herein:

Exhibit Number	Description
3.1	Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No. 3.1 to Registration Statement No. 33-1353).

3.1a	Amendment to Certificate of Incorporation of First Albany Companies Inc. (as filed as Exhibit No. (3) (i) to Form 10-Q for the quarter ended June 26, 1998)

3.1b	Amendment to Certificate of Incorporation of First Albany Companies Inc. (Filed as Appendix B to Proxy Statement on Schedule 14A dated May 2, 2000)

3.2	By laws of First Albany Companies Inc., as amended (filed as an exhibit herewith).

4.	Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353).

10.1

First Albany Corporation Employees' Retirement and Savings Plan (formerly the Deferred Profit Sharing Plan of First Albany Corporation) amended and effective January 1, 2000 (filed as exhibit 10.6b to Form 10K for the year ended December 31, 2000)

10.2	First Albany Companies Inc. 1989 Stock Incentive Plan, as amended effective May 20, 1999 (filed as Registration Statement 333-78877 Form S-8 dated May 20, 1999).

10.3	The First Albany Companies Inc. Restricted Stock Plan as adopted by the Company on April 27,1992 (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended September 25, 1992).

10.4	Subordinated Loan Agreement dated September 16, 1996, between First Albany Companies Inc. and Sharon M. Duker. (Filed as Exhibit 10.20 to Form 10K for calendar year ended December 31, 1996).

10.4a

Subordinated Loan Agreement between First Albany Companies Inc. and Sharon M. Duker as amended effective December 23, 1997 (filed as Exhibit 10.20a to Form 10-K for calendar year ended December 31, 1997).

10.5	Master Equipment Lease Agreement dated September 25, 1996, between First Albany Companies Inc. and KeyCorp Leasing Ltd. (Filed as Exhibit 10.21 to Form 10K for calendar year ended December 31, 1996).

10.6	Subordinated Loan Agreement dated December 23, 1997 between First Albany Companies Inc. and Sharon M. Duker (filed as Exhibit 10.23 to Form 10K for calendar year ended December 31, 1997).

10.7	First Albany Companies Inc. 1999 Long Term Incentive Plan, as amended by (filed as registration No. 333-97465 from S-8) dated July 31, 2002.

10.8

Agreements to Sell First Albany Corporation's Retail Branch Network and Correspondent Clearing Business dated May 8, 2000 between First Albany Companies Inc., First Albany Corporation and First Union Securities, Inc. (Filed as exhibit 10.26 to form 10Q for quarter ended March 31,2000).

10.9	First Albany Companies Inc. 2000 Employee Stock Purchase Plan (Filed as Registration No. 333-60244 (Form S-8) dated May 4, 2001.)

10.10

Put and Call Agreement dated as of December 27, 2000 between the First Albany Companies Inc., Mechanical Technology Incorporated and Key Bank. (Filed as exhibit 10.29 to Form 10K for the year ended December 31, 2000.)

10.11

Bridge promissory Note in the amount of $5 million, dated as of December 27, 2000 between First Albany Companies Inc. and Mechanical Technology Incorporated. (Filed as exhibit 10.30 to Form 10-K for the year ended December 31, 2000.)

10.12

Put Promissory Note in the amount of $945,000, dated as of December 27, 2000, between the First Albany Companies Inc. and Mechanical Technology Incorporated. (Filed as exhibit 10.31 to Form 10-K for the year ended December 31, 2000.)

10.13

Stock Pledge Agreement, dated as of December 27, 2000, by First Albany Companies Inc. and Mechanical Technology Incorporated, pledging 1,000,000 shares of Plug Power Stock in support of the $5 million Bridge Promissory Note. (Filed as exhibit 10.32 to Form 10-K for the year ended December 31, 2000.)

10.14

Stock Pledge Agreement, dated as of December 27, 2000, by First Albany Companies Inc. and Mechanical Technology Incorporated, pledging 200,000 shares of Plug Power Stock in support of the $945,000 Put Promissory Note. (Filed as exhibit 10.33 to Form 10-K for the year ended December 31, 2000).

10.15	First Albany Companies Inc. 2001 Long Term Incentive Plan (filed as registration No. 333-97467 form S-8) dated July 31, 2002.

10.16

Exchange agreement, dated December 20, 2002 (the "Agreement"), by and between First Albany Companies Inc., a New York corporation ("FAC"), and Mechanical Technology Incorporated, a New York corporation ("MTI") (filed as an exhibit herewith).

11	Computation of per share earnings

21	List of Subsidiaries of First Albany Companies Inc

23	Consent of PricewaterhouseCoopers LLP

99.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K:
No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report

(c)	Exhibits:
The exhibits to this report are listed in section (a)(3) of Item 15 above

(d) (2)	Financial Statement Schedules
The financial statement schedule filed with this report is listed in section (a)(2) of Item 15 above.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
PERIODS ENDED DECEMBER 31, 2002, DECEMBER 31, 2001
AND DECEMBER 31, 2000.

COL. A	COL. B	COL. C	COL. D	COL. E
---------------------------------------------------------------------------------------------
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Additions Balance at End of Period
---------------------------------------------------------------------------------------------
Allowance for doubtful accounts-deducted from receivables from customers:
Calendar Year 2002	$227,000	$0	$141,000	$86,000
Calendar Year 2001	$300,000	$0	$73,000	$227,000
Calendar Year 2000	$315,000	$188,000	$203,000	$300,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ALBANY COMPANIES INC.

By:

|s| GEORGE C. MCNAMEE
George C. McNamee,
Chairman and Co-Chief Executive Officer

Date: March 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

|s| GEORGE C. MCNAMEE	Chairman and Co-Chief Executive Officer	March 20, 2003
George C. McNamee

|s| ALAN P. GOLDBERG	President and Co-Chief Executive Officer	March 20, 2003
Alan P. Goldberg

|s| STEVEN R. JENKINS	Chief Financial Officer	March 20, 2003
Steven R. Jenkins	(Principal Accounting Officer
and Principal Financial Officer)

|s| HUGH A. JOHNSON, JR.	Senior Vice President and Director	March 20, 2003
Hugh A. Johnson, Jr.

|s| WALTER M. FIEDEROWICZ	Director	March 20, 2003
Walter M. Fiederowicz

|s| DANIEL V. MCNAMEE III	Director	March 20, 2003
Daniel V. McNamee III

|s| CHARLES L. SCHWAGER	Director	March 20, 2003
Charles L. Schwager

|s| SHANNON P. OBRIEN	Director	March 20, 2003
Shannon P. O'Brien

Certification on Form 10-K

I, Alan P. Goldberg, certify that:

1.          I have reviewed this annual report on Form 10-K of First Albany Companies Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)          evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.          The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	|s| ALAN P. GOLDBERG
Alan P. Goldberg
Co-Chief Executive Officer

Certification on Form 10-K

I, Steven R. Jenkins, certify that:

1.          I have reviewed this annual report on Form 10-K of First Albany Companies Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)          evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.          The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	|s| STEVEN R. JENKINS
Steven R. Jenkins
Chief Financial Officer

Certification on Form 10-K

I, George C. McNamee, certify that:

1.          I have reviewed this annual report on Form 10-K of First Albany Companies Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)          evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.          The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	|s| GEORGE C. MCNAMEE
George C. McNamee
Co-Chief Executive Officer