Form 10-Q
period 2003-03-31
FIRST ALBANY COMPANIES INC
filed 2003-05-15
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

Commission file number 0-14140

First Albany Companies Inc.______________________________________________

(Exact name of registrant as specified in its charter)

New York                                                                                                        22 - 2655804

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

Yes X (1)  No

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule12b-2 of the Act)

Yes   No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  10,837,595 shares of Common Stock were outstanding as of the close of business on April 23, 2003.

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Page

Part I - Financial Information

Item 1.Financial Statements

Condensed Consolidated Statements of Financial

    Condition at March 31, 2003 (unaudited) and

    December 31, 2002                                                                                3

Condensed Consolidated Statements of Operations

    for the Three Months Ended March 31, 2003 and

    March 31, 2002 (unaudited)                                                                   4

Condensed Consolidated Statements of Cash Flows

    for the Three Months Ended March 31, 2003

    and March 31, 2002 (unaudited)                                                            5

Notes to Condensed Consolidated Financial

    Statements (unaudited)                                                                        6-15

Item 2.Management's Discussion and Analysis of Financial

Condition and Results of Operations                                                                  16-20

Item 3. Quantitative and Qualitative Disclosure About Market Risk                     21-22

Item 4. Controls and Procedures                                                                          23

Part II - Other Information

Item 1.Legal Proceedings                                                                                        24

Item 6.Exhibits and Reports on Form 8-K                                                          25-30

Item 1. Financial Statements
--------------------------------------------------------------------------------------------------
	March 31, 2003	December 31, 2002
(In thousands of dollars)	(Unaudited)
--------------------------------------------------------------------------------------------------
Assets
Cash	$880	$176
Cash and securities segregated under federal regulations	8,100	9,900
Securities purchased under agreement to resell	29,949	52,674
Securities borrowed	1,378	2,278
Receivables from:
Brokers, dealers and clearing agencies	10,291	5,297
Customers	24,325	6,836
Others	6,277	32,096
Securities owned	180,754	275,289
Investments	34,328	29,643
Office equipment and leasehold improvements, net	5,642	5,470
Other assets	21,672	20,513
--------------------------------------------------------------------------------------------------
Total Assets	$323,596	$440,172
==================================================================
Liabilities and Stockholders' Equity
Liabilities
Short-term bank loans	$135,125	$215,100
Securities loaned	163	21
Payables to:
Brokers, dealers and clearing agencies	7,099	1,630
Customers	22,224	8,316
Others	12,635	15,822
Securities sold but not yet purchased	33,526	51,492
Accounts payable	3,233	2,929
Accrued compensation	16,392	49,941
Accrued expenses	11,668	12,446
Income tax payable	288	3,068
Notes payable	7,553	8,298
Obligations under capitalized leases	2,253	2,708
--------------------------------------------------------------------------------------------------
Total liabilities	252,159	371,771
==================================================================
Commitments and Contingencies
Subordinated debt	1,760	1,760
--------------------------------------------------------------------------------------------------
Stockholders' Equity
Common stock	114	109
Additional paid-in capital	102,916	100,134
Deferred compensation	2,220	1,748
Unearned compensation	(4,975)	(3,454)
Retained (deficit)	(26,788)	(28,384)
Treasury stock, at cost	(3,810)	(3,512)
--------------------------------------------------------------------------------------------------
Total stockholders' equity	69,677	66,641
--------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity	$323,596	$440,172
==================================================================
See notes to the condensed consolidated financial statements.

	Three Months Ended March 31,
(In thousands of dollars except for per share amounts and shares outstanding)	2003	2002
-------------------------------------------------------------------------------------------------
Revenues
Commissions	$4,187	$2,764
Principal transactions	28,408	27,460
Investment banking	5,250	5,768
Investment gains (losses)	4,847	(158)
Interest	1,822	4,276
Fees and other	1,954	1,245
-------------------------------------------------------------------------------------------------
Total revenues	46,468	41,355
Interest expense	760	3,104
-------------------------------------------------------------------------------------------------
Net revenues	45,708	38,251
-------------------------------------------------------------------------------------------------
Expenses (excluding interest):
Compensation and benefits	31,561	29,116
Clearing, settlement and brokerage costs	1,064	820
Communications and data processing	3,482	2,576
Occupancy and depreciation	2,268	2,055
Selling	1,670	1,487
Other	2,144	1,675
-------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	42,189	37,729
-------------------------------------------------------------------------------------------------
Operating income (loss)	3,519	522
Equity in income (loss) of affiliate	-	(4,500)
Gains on sale of equity holdings	-	598
-------------------------------------------------------------------------------------------------
Income (loss) before income taxes	3,519	(3,380)
Income tax expense (benefit)	1,296	(1,372)
Net income (loss)	$2,223	$(2,008)
=================================================================
Net income (loss) per common share:
Basic	$0.22	$(0.21)
Diluted	$0.21	$(0.21)
-------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares outstanding:
-------------------------------------------------------------------------------------------------
Basic	10,238,404	9,482,803
-------------------------------------------------------------------------------------------------
Diluted	10,575,664	9,482,803
-------------------------------------------------------------------------------------------------

Dividend per common share outstanding

	$0.05	$0.05
-------------------------------------------------------------------------------------------------

	Three Months Ended
	March 31,	March 31,
(In thousands of dollars)	2003	2002
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)	$2,223	$(2,008)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	747	653
Deferred compensation	508	313
Deferred income taxes	1,799	(1,511)
Equity in loss of affiliate	-	4,500
Unrealized investment (gain) loss	(4,908)	(42)
Realized (gain) loss on sale of investments	61	200
Gain on sales of equity holdings	-	(598)
Services provided in exchange for common stock	377	3
(Increase) decrease in operating assets:
Cash and securities segregated under federal regulations	1,800	800
Securities purchased under agreement to resell	22,725	(13,302)
Securities borrowed, net	1,042	(1,126)
Net receivable from broker, dealers and clearing agencies	475	(2,555)
Net receivables from customers	(3,581)	(3,843)
Securities owned, net	76,569	66,562
Other assets	(3,315)	(2,115)
Increase (decrease) in operating liabilities:
Net payables to others	25,334	70,642
Accounts payable and accrued expenses	(34,023)	(22,602)
Income taxes payable, net	(2,780)	-
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities	85,053	93,971
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchase of furniture, equipment, and leaseholds, net	(897)	(587)
Disbursements for purchase of investments	(49)	(14)
Proceeds from sale of investments	13	1,078
-------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities	(933)	477
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net (payment) proceeds of short-term bank loans	(79,975)	(91,400)
Payments on notes payable	(745)	(745)
Payments of obligations under capitalized leases	(455)	(425)
Payments for purchases of common stock for treasury	(102)	(741)
Proceeds from issuance of common stock	589	505
Net decrease from borrowing under line-of-credit agreements	(2,169)	(866)
Dividends paid	(559)	(430)
-------------------------------------------------------------------------------------------------
Net cash used in financing activities	(83,416)	(94,102)
-------------------------------------------------------------------------------------------------
Increase in cash	704	346
Cash at beginning of the year	176	1,710
-------------------------------------------------------------------------------------------------
Cash at end of period	$880	$2,056
=================================================================

See notes to the condensed consolidated financial statements

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of those for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2002.

2.  Reclassification

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

3.  Comprehensive Income

The Company has no components of other comprehensive income, therefore comprehensive income equals net income.

4.  Earnings Per Common Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents outstanding during the reporting period.

For the three months ending:	March 31
	2003	2002
(In thousands)
Weighted average shares for basic earnings per share	10,238,404	9,482,803
Effect of dilutive common stock equivalents (stock options and stock issuable under employee benefit plans)	337,260	-
--------------------------------------------------------------------------
Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	10,575,664	9,482,803
=================================================

For the three months ended March 31, 2002, the Company excluded approximately 0.1 million common stock equivalents, in its computation of dilutive earnings per share because they were anti-dilutive.

5.  Investments

The Company's investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below.

----------------------------------------------------------------------------------
(In thousands of dollars)	March 31, 2003	December 31, 2002
----------------------------------------------------------------------------------
Carrying Value
Public	$22,744	$19,003
Private	9,431	8,423
Consolidation of Variable Interest Entities, net of Company's ownership interest	2,153	2,217
----------------------------------------------------------------------------------
Total carrying value	$34,328	$29,643
=======================================================

For the three months period ending:	March 31, 2003	March 31, 2002

Net realized gains (losses)
Public	$14	$-
Private	(75)	(200)
----------------------------------------------------------------------------------
Total net realized gains (losses)	(61)	(200)
----------------------------------------------------------------------------------

Net unrealized gains (losses)
Public	3,741	42
Private	1,167	-
----------------------------------------------------------------------------------
Total net unrealized gains (losses)	4,908	42
----------------------------------------------------------------------------------
Investment gains (losses)	$4,847	$(158)
=======================================================

Publicly held investments include 853,924 shares of META Group Inc. ("META") with a market value of $3.2 million. The Company is restricted in the sales of these shares under Securities and Exchange Commission Rule 144. Under Rule 144 the Company's sales of META for a three month period may not exceed the greater of one percent of the outstanding shares of META or the average weekly volume of trading in META during the four calendar weeks preceding the sale. META currently has 13.2 million shares outstanding and had an average weekly volume for the four calendar weeks ended March 28, 2003 of approximately 90,000 shares. Also included in publicly held investments are 2,721,088 shares of Plug Power ("PLUG") with a market value of $13.8 million which can not be sold until after December 23, 2003 and 2,991,040 shares of Mechanical Technology Incorporated ("MKTY") with a market value of $5.7 million which can not be sold until after December 23, 2004. PLUG and MKTY are also subject to Rule 144 restrictions after the expiration of the time during which they can not be sold.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". Under FIN No. 46, the Company is required to consolidate one of its Employee Investment Funds (EIF).  The EIF is a limited liability company, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., which has contracted with FA Technology Ventures Corporation, a subsidiary of the Company, to act as an investment advisor with respect to funds invested. The carrying value on the Company's books related to this EIF is $1.6 million excluding the effects of consolidation. The Company is also committed to loan approximately $1.7 million to the EIF of which $1.1 million was provided in April 2003. The Company's maximum exposure to loss from the EIF is the carrying value of $1.6 million and the loan commitment of $1.7 million. The effect of consolidation, as of March 31, 2003, is to increase Investments by $2.2 million, decrease Receivable from Others by $1.0 million and increase Payable to Others by $1.2 million. The Payable to Others amounts relates to the value of the EIF owned by employees.

6.  Receivables from Customers

Receivables from customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements. Included in receivables from customers are accounts of officers, directors, employees and related individuals mainly under margin loans which as of March 31, 2003, approximated $1.6 million and as of December 31, 2002 approximated $3.4 million.

7.  Receivables from Others

Amounts receivable from others consisted of the following at:

-----------------------------------------------------------------------------------------------------------
(In thousands of dollars)	March 31, 2003	December 31, 2002
-----------------------------------------------------------------------------------------------------------
Adjustment to record securities owned on a trade date basis, net	$ 1,455	$ 26,195
Others	4,822	5,901
-----------------------------------------------------------------------------------------------------------
Total	$ 6,277	$ 32,096
=======================================================================

Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.

8.  Securities Owned And Sold But Not Yet Purchased

Securities owned and sold but not yet purchased consisted of the following at:

------------------------------------------------------------------------------------------------
(In thousands of dollars)	March 31, 2003		December 31, 2002
	Owned	Sold, but not yet purchased	Owned	Sold, but not yet purchased
------------------------------------------------------------------------------------------------
Marketable Securities
U.S. Government and federal agency obligations	$ 14,373	$ 31,937	$ 11,738	$ 50,725
State and municipal bonds	129,354	102	191,569	209
Corporate obligations	27,245	903	60,722	520
Corporate stocks	7,075	584	6,235	38
Options	144	-	20	-
Not Readily Marketable Securities
Investment securities with no publicly quoted market	189	-	220	-
Investment securities subject to restrictions	2,374	-	4,785	-
------------------------------------------------------------------------------------------------
Total	$ 180,754	$ 33,526	$ 275,289	$ 51,492
================================================================

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

9.  Payables to Others

Amounts payable to others consisted of the following at:

----------------------------------------------------------------------------------------------------
(In thousands of dollars)	March 31, 2003	December 31, 2002
----------------------------------------------------------------------------------------------------
Borrowing under line-of-credit agreements	$9,837	$12,006
Others	1,634	2,252
Payable to employees	1,164	1,564
----------------------------------------------------------------------------------------------------
Total	$12,635	$15,822
==================================================================

Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.

10.   Intangible Assets

----------------------------------------------------------------------------------------------------
(In thousands of dollars)	March 31, 2003	December 31, 2002
----------------------------------------------------------------------------------------------------
Amortized intangible assets:
Customer related	$984	$984
Accumulated amortization	(22)	-
----------------------------------------------------------------------------------------------------
	$962	$984
==================================================================
Unamortized intangible assets:
Goodwill	$246	$246
==================================================================

Aggregate amortization expense for the three month period ending March 31,2003 and 2002 was $22,000 and 0 , respectively.

Customer related intangible assets are being amortized over 10 years.

Estimated Amortization Expense (year ended December 31)
2003	$98
2004	98
2005	98
2006	98
2007	98

The changes in the carrying amount of goodwill for the period ended March 31, 2003, are as follows:

Balance as of January 1, 2003	$246
Goodwill acquired during the period	-
Impairment losses	-
Balance as of March 31, 2003	$246

The intangible assets are related to the First Albany Asset Management Segment and will be tested annually for impairment in the quarter ending December 31 of each fiscal year.

11.  Notes Payable

Notes payable consist of a note for $1.0 million which is payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London InterBank Offered Rate ("LIBOR") (1.30% plus 1.50% at March 31, 2003) This note matures on April 1, 2004.

A note for $6.6 million collateralized by 2,991,040 shares of Mechanical Technology Inc. (MKTY), 2,000,000 shares of Plug Power Inc. (PLUG) and 853,924 shares of META Group Inc. (METG) is payable in quarterly principal payments of $525,000 plus interest. The interest rate is fixed at 7% for the term of the loan. This loan matures September 1, 2006.

12.  Commitments and Contingencies

Commitments: As of March 31, 2003, the Company had a commitment through July 2006 to invest up to $16.3 million in FA Technology Ventures, L.P. (the "Partnership"). The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership's primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, while providing market-rate investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of March 31, 2003, the Company had an additional commitment through July 2006 to invest up to $12.2 million in funds that invest in parallel with the Partnership, which it intends to fund through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the commitment related to EIF will be funded primarily by employees; however, the Company must fund any amount, which is not. Some individuals who are members of the General Partnership have established their own fund to invest at least $2.6 million in parallel with the Partnership. This fund is managed by FATV GP LLC. The fund is not charged a management fee by FATV GP LLC.

Litigation: In mid-2002, First Albany Corporation received a subpoena from the Attorney General's Office of the State of New York in connection with the industry-wide probe of research analyst activities. Management does not believe that this proceeding will have a material adverse effect on the Company's liquidity or financial position. There can be no assurance, however, that such proceeding will not have a material adverse effect on quarterly or annual operating results in the period in which it is resolved. An industry-wide settlement of these matters has been announced and could result in structural changes in certain aspects of our business. The outcome of these negotiations and the impact of such possible changes on the business of the Company or its results of operations remain uncertain.

In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the" Lawrence Parties") in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"). The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order. The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration.

The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.

In 1999, the Company acted as a placement agent for a $7.5 million bond issue. In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement, which expires on January 4, 2004, that indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds and up to $0.5 million for related legal fees and $0.5 million for unpaid debt service. These bonds are collateralized by a first security interest in certain rights, titles and interests of the company for whom the bonds were issued. As of March 31, 2003, management has estimated the probable amount of the loss expected to be incurred based upon current conditions and has accordingly accrued a $2.4 million expense related to this agreement of which $0.9 million of this liability has been paid. In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

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

Contingent Consideration:

Under the terms of the Noddings purchase agreement, the Company may be required to pay up to $750,000 of additional cash consideration contingent upon the amount of assets under management on various dates through 2004.

Other: The Company enters into underwriting commitments to purchase securities, as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of March 31, 2003, the Company had no outstanding underwriting commitments and had purchased securities on a when-issued basis with a market value of $1.8 million.

13.  Stockholders' Equity

In April 2003, the Board of Directors declared the regular quarterly dividend of $0.05 per share for the first quarter ended March 31, 2003, payable on May 28, 2003 to stockholders of record on May 14, 2003.

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

The Company has elected to follow Accounting Principals Board No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for the stock incentive plans. The Company, under APB 25, has not recognized any compensation cost for the quarters ended March 31, 2003 and 2002.

The following table reflects pro forma results as if the Company had elected and recognized compensation costs for the stock incentive plans to follow Financial Accounting Standard No. 123 (FAS 123) "Accounting for Stock-Based Compensation".

(In thousands of dollars except per share amounts) For the three months ended	March 31, 2003	March 31, 2002
--------------------------------------------------------------------------------------------------------------
Net Income (loss) as reported	$2,223	$(2,008)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	300	165
Pro forma net income (loss)	$1,923	$(2,173)
Earnings per share
Basic - as reported	0.22	(0.21)
Basic - pro forma	0.19	(0.23)
Diluted - as reported	0.21	(0.21)
Diluted - pro forma	0.18	(0.23)
--------------------------------------------------------------------------------------------------------------

15.  Net Capital Requirements

The Company's broker-dealer subsidiary, First Albany Corporation (the "Corporation"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of a minimum net capital. The Corporation has elected to use the alternative method permitted by the rule, which requires the Corporation to maintain a minimum net capital of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater. As of March 31, 2003, the Corporation had aggregate net capital, as defined, of $22.7 million, which equaled 76.7% of aggregate debit balances and $21.7 million in excess of required minimum net capital.

16.  Segment Analysis

Due to the acquisition of Noddings on December 31, 2002 the Company has expanded its segments to break out First Albany Asset Management from Parent and Affiliates. The Company's reportable segments include Taxable Fixed Income, Municipal Capital Markets, Equity Capital Markets, Fixed Income-Other and Corporate-Other which collectively comprise First Albany Corporation, the Company's brokerage operations; Parent and Affiliates, First Albany Asset Management and Investments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

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

The Parent and Affiliates segment, includes the Parent company, excluding its investment portfolio, and the asset management services of FA Technology. The First Albany Asset Management segment includes Noddings Investments. The Investment segment includes realized gains and losses, unrealized gains and losses and the equity in income and loss of affiliate from the Company's investment portfolio including gains on sale of equity holdings.

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

Information concerning operations in these segments is as follows for the three months ending March 31:

(In thousands of dollars)	2003	2002
------------------------------------------------------------------------------
Net revenue (including net interest income)
Taxable Fixed Income	$15,731	$16,621
Municipal Capital Markets	9,021	10,164
Equity Capital Markets	9,741	5,092
Fixed Income-Other	4,144	5,014
Corporate-Other	652	625
------------------------------------------------------------------------------
First Albany Corporation	39,289	37,516
Parent & Affiliates	217	291
First Albany Asset Management	1,355	602
Investments	4,847	(4,060)
------------------------------------------------------------------------------
Total Net Revenue	45,708	34,349
====================================================
Net interest income (included in total net revenue)

Taxable Fixed Income	$198	$90
Municipal Capital Markets	367	257
Equity Capital Markets	7	8
Fixed Income-Other	22	211
Corporate-Other	671	761
------------------------------------------------------------------------------
First Albany Corporation	1,265	1,327
Parents & Affiliates	(199)	(156)
First Albany Asset Management	(4)	1
------------------------------------------------------------------------------
Total Net Interest Income	$1,062	$1,172
====================================================
Pre-tax Contribution:
Taxable Fixed Income	$3,319	$3,622
Municipal Capital Markets	1,612	2,586
Equity Capital Markets	(1,115)	(2,776)
Fixed Income-Other	2,294	2,756
------------------------------------------------------------------------------
Corporate-Other	(4,609)	(4,933)
First Albany Corporation	1,501	1,255
Parent & Affiliates	(2,779)	(462)
First Albany Asset Management	(50)	(113)
Investments	4,847	(4,060)
------------------------------------------------------------------------------
Income (loss) before income taxes	$3,519	$(3,380)
====================================================

------------------------------------------------------------------------------
(In thousands of dollars)
------------------------------------------------------------------------------
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Taxable Fixed Income	$71	$73
Municipal Capital Markets	96	104
Equity Capital Markets	294	210
Fixed Income-Other	13	15
Corporate-Other	224	230
------------------------------------------------------------------------------
First Albany Corporation	698	632
Parent & Affiliates	8	8
First Albany Asset Management	41	13
------------------------------------------------------------------------------
Total	$747	$653
====================================================

The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies" footnote (Note 1 to the annual report on Form 10K). Asset information by segment is not reported since the Company does not produce such information. All assets are located in the United States of America. Prior periods' financial information has been reclassified to conform to the current presentation.

17.  New Accounting Standards

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was adopted January 1, 2003 and it did not have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002", which is effective for fiscal years beginning after May 15, 2002. This Standard addresses a number of items related to leases and other matters. SFAS No. 145 was adopted January 1, 2003 and it did not have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. This Standard addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities. SFAS No. 146 was adopted January 1, 2003 and it did not have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148 " Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FAS 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement has varying effective dates. The Company has fully adopted this statement and it did not have a material effect on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The interpretation's provisions for initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 was adopted January 1, 2003 and it did not have a material effect on the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN No. 46 was fully adopted and applied to all of the Company's VIEs as of December 31, 2002. The adoption of FIN No. 46 did not have a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
(In thousands of dollars)	2003	2002
-------------------------------------------------------------------------------------------------
Revenues :
Commissions	$4,187	$2,764
Principal transactions	28,408	27,460
Investment banking	5,250	5,768
Investment gain (loss)	4,847	(158)
Interest income	1,822	4,276
Fees and others	1,954	1,245
-------------------------------------------------------------------------------------------------
Total revenues	46,468	41,355
Interest expense	760	3,104
-------------------------------------------------------------------------------------------------
Net revenues	45,708	38,251
-------------------------------------------------------------------------------------------------
Expenses (excluding interest):
Compensation and benefits	31,561	29,116
Clearing, settlement and brokerage costs	1,064	820
Communications and data processing	3,482	2,576
Occupancy and depreciation	2,268	2,055
Selling	1,670	1,487
Other	2,144	1,675
-------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	42,189	37,729
-------------------------------------------------------------------------------------------------
Operating income (loss)	3,519	522
Equity in income (losses) of affiliate	-	(4,500)
Gains on sale of equity holdings	-	598
-------------------------------------------------------------------------------------------------
Income (loss) before income taxes	3,519	(3,380)
Income tax expense (benefit)	1,296	(1,372)
-------------------------------------------------------------------------------------------------
Net income (loss)	$2,223	$(2,008)
=================================================================
Net interest income
Interest income	$1,822	$4,276
Interest expense	760	3,104
-------------------------------------------------------------------------------------------------
Net interest income	$1,062	$1,172
=================================================================

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position and results of operations during the periods included in the accompanying condensed consolidated financial statements.

Business Environment

First Albany Companies Inc. (the "Company") is the parent company whose principal subsidiaries include First Albany Corporation, First Albany Asset Management Corporation and FA Technology Ventures Corporation. First Albany Corporation provides investment banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities. FA Technology Ventures Corporation provides venture capital and merchant banking to the investment and corporate communities, and First Albany Asset Management Corporation provides asset management services to individuals and institutions.

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

Results of Operations

    For the quarter, consolidated net revenues for First Albany Companies were $45.7 million, compared to $38.3 million for the same period in 2002, an increase of 19%. The Company reported consolidated net income of $2.2 million for the first quarter 2003, compared to a net loss of ($2.0) million for the same period in 2002. First quarter 2003 net income was $0.21 per diluted share compared to a net loss of ($0.21) per diluted share in the first quarter of 2002.

    Net revenues from the Company's brokerage operations, First Albany Corporation, was $39.3 million for the first quarter ended March 31, 2003, compared to $37.5 million for the same period in 2002, an increase of 5%. First Albany Corporation had income of $1.0 million for the first quarter 2003, compared to $0.8 million for the same period in 2002.

Major Segment Operating Results

First Albany Corporation

First Albany Corporation is the brokerage operations of the Company.

       Taxable Fixed Income net revenues were $15.7 million for the first quarter of 2003, down 5% from the $16.6million for the comparable prior year quarter. The decrease in net revenues in the Taxable Fixed Income division was due to lower revenues from principal transactions compared to the prior period.

       Municipal Capital Markets net revenues were $9.0 million, down 11% from $10.2million reported for the quarter ended March 31, 2002. The decreased net revenues in the Municipal Capital Markets division were due to lower revenues from principal transactions compared to the prior period.

       Equity Capital Markets net revenues were $9.7 million for the first quarter of 2003, up 91% from the $5.1million for the first quarter of 2002. The increase in net revenue was primarily due to significantly higher trading volume and activity, slightly offset by lower investment banking revenues as the capital markets continue to operate in a very challenging environment.

Parent & Affiliates

      First Albany Asset Management net revenues were $1.4 million for the quarter ended March 31, 2003, up 125% from the comparable quarter last year. The increase in net revenues was due in large part to the acquisition of Noddings Investments, a convertible bond arbitrage manager, which contributed approximately $300 million in assets under management and $0.7million in net revenues in the quarter.

  Investment gains for the quarter ended March 31, 2003 were $4.8 million due to an increase in fair market value of the investment portfolio held by First Albany Companies. As previously announced, as of December 31, 2002, First Albany Companies Inc. changed its method of accounting for its investment in Mechanical Technology Inc. (NASDAQ: MKTY) from the equity method of accounting to the fair value method. As a result, the Company no longer recognizes equity income or loss from its proportionate share of Mechanical Technology's financial results. For the quarter ended March 31, 2002, the Company recognized a $4.5 million equity loss related to its investment in Mechanical Technology.

Three-Month Period Ended March 31, 2003

Commissions

Commissions revenue increased $1.4 million or 51% primarily due to increases in listed agency transactions by the Equity Capital Markets Segment.

Principal Transactions

Principal transactions increased $0.9 million or 3%. This amount was comprised primarily of an increase of $4.6 million by the Equity Capital Markets Segment, a decrease of $2.2 million in Municipal Capital Markets, a decrease of $0.9 in Taxable Fixed Income and a decrease of $0.6 million in Fixed Income -Other.

Investment Banking

Investment banking revenues decreased $0.5 million or 9%. The decrease was comprised of an increase in municipal investment banking of $0.9 million, in the Municipal Capital Markets Segment, and a decrease of $1.4 million within the Equity Capital Markets Segment. Market conditions had a material impact on both of these changes.

Investment Gains

Investment gains increased by $5.0 million due to an increase in fair market value of the investment portfolio held by the Parent Company (see note 5 of the Condensed Consolidated Financial Statements).

Interest Income

    Interest income decreased $2.4 million or 57% primarily due to the Company discontinuing its securities borrow/securities loan conduit business in 2002.

Fees and Other

    Fees and other increased $0.7 million or 57% primarily due to increased revenues generated by the First Albany Asset Management Segment as a result of the Noddings acquisition in December 2002.

Interest Expense

    Interest expense decreased $2.3 million or 76% primarily due to the Company discontinuing its securities borrow/securities loan conduit business in 2002.

Compensation and Benefits

Compensation and benefits increased $2.4 million or 8% due primarily to an increase in net revenues in the Parent and Affiliates Segment and increase in personnel in the First Albany Asset Management Segment due to the Acquisition of Noddings Investments.

Communications and Data Processing

Communications and data processing expense increased $0.9 million or 35% due primarily to an increase in the number of equity securities transactions and market data related services in the Equity Capital Markets Segment.

Other

Other expense increased $0.5 million or 28% due primarily to an increase in legal costs, professional fees and insurance costs, relating to the Parent and Affiliates Segment.

Equity in income (losses) of affiliate

As of December 31, 2002, First Albany Companies Inc. changed its method of accounting for its investment in Mechanical Technology Inc. (NASDAQ: MKTY) from the equity method of accounting to the fair value method. As a result, the Company no longer recognizes equity income or loss from its proportionate share of Mechanical Technology's financial results. For the quarter ended March 31, 2002, the Company recognized a $4.5 million equity loss related to its investment in Mechanical Technology.

Gain on Sale of Equity Holdings

As of December 31, 2002, First Albany Companies, Inc. changed its method of accounting for its investment in Mechanical Technology Inc. (NASDAQ: MKTY) from the equity method of accounting to the fair value method. For the quarter ended March 31, 2002, the Company recognized $0.6 million gain related to the sale of its investment in Mechanical Technology.

Income Tax (Expense)

Income tax expense increased $2.7 million due mainly to an increase in income before income tax.

Liquidity and Capital Resource

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

As of March 31, 2003, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission. The amount of the broker-dealer's net assets that may be distributed is subject to restrictions under applicable net capital rules. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company's broker-dealer subsidiary to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of March 31, 2003, the Corporation had net capital of $22.7 million, which exceeded minimum net capital requirements by $21.7 million.

As of March 31, 2003, the Company had a commitment through July 2006 to invest up to $16.3 million in FA Technology Ventures, L.P. (the "Partnership"). The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership's primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, while providing market-rate investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

As of March 31, 2003, the Company had an additional commitment through July 2006 to invest up to $12.2 million in funds that invest in parallel with the Partnership, which it intends to fund through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the commitment related to EIF will be funded primarily by employees; however, the Company must fund any amount, which is not.

The Company has net deferred tax assets of $7.9 million and deferred tax liabilities of $2.8 million as of March 31, 2003. The Company expects that it will realize the benefit of the deferred tax assets through the combination of future taxable income and income available in years in which the reversal of the asset can be carried back.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when - issued basis. As of March 31, 2003, the Company had no outstanding underwriting commitments and had purchased securities on a when-issued basis with a market value of $1.8 million.

Management believes that funds provided by operations and a variety of bank lines of credit totaling $300 million, of which approximately $165 million were unused as of March 31, 2003, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs. These bank lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist and are repayable on demand. These bank lines of credit are limited to financing securities eligible for collateralization including Company owned securities and certain customer-owned securities purchased on margin, subject to certain regulatory formulas.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Following is a discussion of the Company's primary market risk exposures as of March 31, 2003, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at March 31, 2003 was $122.3 million and $186.8 million at December 31, 2002.  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.   At March 31, 2003, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $4.5 million and at year-end 2002 was $6.6 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $6.6 million at March 31, 2003 and $6.5 million at December 31, 2002, have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.7 million at March 31, 2003 and $0.7 million at year-end 2002.

The Company's investment portfolio excluding the consolidation of Variable Interest Entities (see Note 5 of the Consolidated Financial Statement) at March 31, 2003 and December 31, 2002, had a fair market value of $32.2 million and $27.4 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $3.2 million at March 31, 2003 and $2.7 million at year-end 2002.  The actual risks and results of such adverse effects may differ substantially.

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

Item 4.  Controls and Procedures

As of a date within 90 days of the filing of this Form 10Q, the Company's management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about the Company required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the date of the evaluation.

Part II-Other Information

Item 1. Legal Proceedings

In mid-2002, First Albany Corporation  received a subpoena from the Attorney General's Office of the State of New York in connection with the industry-wide probe of research analyst activities. Management does not believe that this proceeding will have a material adverse effect on the Company's liquidity or financial position. There can be no assurance, however, that such proceeding will not have a material adverse effect on quarterly or annual operating results in the period in which it is resolved. An industry-wide settlement of these matters has been announced and could result in structural changes in certain aspects of our business. The outcome of these negotiations and the impact of such possible changes on the business of the Company or its results of operations remain uncertain.

In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the" Lawrence Parties") in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"). The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order. The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration. The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.

In 1999, the Company acted as a placement agent for a $7.5 million bond issue. In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement, which expires on January 4, 2004, that indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds and up to $0.5 million for related legal fees and $0.5 million for unpaid debt service. These bonds are collateralized by a first security interest in certain rights, titles and interests of the company for whom the bonds were issued. As of  March 31, 2003, management has estimated the probable amount of the loss expected to be incurred based upon current conditions and has accordingly accrued a $2.4 million expense related to this agreement of which $0.9 million of this liability has been paid. In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

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

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

Item No.  Item

(10.17)   Employment Agreement with Rob Gales, an executive officer of the Company, dated 3/20/03 (filed herewith)

(10.18)   Employment Agreement with Theodore L.Gillman, an executive officer of the Company, dated 2/18/03 (filed herewith)

(11)        Statement Re:  Computation of Per Share Earnings (filed herewith)

(99.1)    Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

(b)         Reports on Form 8-K
               The following report on Form 8K was filed during the quarter ended March 31, 2003:

1.  Form 8-K filed March 19, 2003 announcing the resignation of Registrant's Directors.

4238:
-------------------------------------------------------------------------------------------------------------------------------
	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2003	2002
-------------------------------------------------------------------------------------------------------------------------------
Basic:
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$2,223	$(2,008)
-------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding during the period	10,238	9,482
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share	$0.22	$(0.21)
-------------------------------------------------------------------------------------------------------------------------------

Dilutive:
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$2,223	$(2,008)
-------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding during the period	10,238	9,482
Effect of dilutive common equivalent shares	337	-
-------------------------------------------------------------------------------------------------------------------------------
Weighted average shares and common equivalent shares outstanding	10,575	9,482
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$0.21	$(0.21)
=====================================================================================

4381:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

 First Albany Companies Inc.

 (Registrant)

Date: 05/14/2003                                                         /s/ Alan P. Goldberg

                                                                                      Alan P. Goldberg

                                                                                      President/Co-Chief Executive Officer

Date: 05/14/2003                                                        /s/ Steven R. Jenkins

                                                                                      Steven R. Jenkins

                                                                                      Chief Financial Officer

                                                                                     (Principal Accounting Officer)

Certification on Form 10-Q

I, Alan P. Goldberg, certify that:

1. I have reviewed this quarterly reporton Form 10-Q of First Albany Companies Inc.;

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

Date: 05/14/2003

/s/ Alan P. Goldberg

Alan P. Goldberg

Co-Chief Executive Officer

Certification on Form 10-Q

I, Steven R. Jenkins, certify that:

1.I have reviewed this quarterly reporton Form 10-Qof First Albany Companies Inc.;

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

Date: 05/14/2003

Steven R. Jenkins

/s/ Steven R. Jenkins

Chief  Financial Officer

Certification on Form 10-Q

I, George C. McNamee, certify that:

1. I have reviewed this quarterly reporton Form 10-Qof First Albany Companies Inc.;

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

Date: 05/14/2003

/s/ George C. McNamee

George C. McNamee

Co-Chief Executive Officer