Form 10-Q
period 2003-06-30
FIRST ALBANY COMPANIES INC
filed 2003-08-14
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

Commission file number 0-14140

First Albany Companies Inc

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

Yes    X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

11,132,867 shares of Common Stock were outstanding as of the close of business on July 29, 2003.

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Part I - Financial Information

Item 1. Financial Statements
   Condensed Consolidated Statements of Financial
   Condition at June 30, 2003 (unaudited) and December 31, 2002                 3

Condensed Consolidated Statements of Operations
   for the Three Months and Six Months Ended June 30, 2003
   and June 30, 2003 (unaudited)                                                                   4

Condensed Consolidated Statements of Cash Flows
   for the Six Months Ended June 30, 2003
  and June 30, 2002 (unaudited)                                                                    5

Notes to Condensed Consolidated Financial Statements (unaudited)                     6-17

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                                                 18-25

Item 3. Quantitative and Qualitative Disclosure about Market Risk                        26-27

Item 4. Controls and Procedures                                                                          28

Part II - Other Information

Item 1. Legal Proceedings                                                                                    29

Item 4. Submission of matters to a vote of security holders                                    30

Item 6. Exhibits and Reports on Form 8-K                                                          31-35

Item 1. Financial Statements

FIRST ALBANY COMPANIES INC. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
=========================================================================
	June 30, 2003	December 31, 2002
(In thousands of dollars)	(Unaudited)
--------------------------------------------------------------------------------------------------------------
Assets:
Cash	$1,799	$176
Cash and securities segregated under federal regulations	-	9,900
Securities purchased under agreement to resell	38,940	52,674
Receivables from:
Brokers, dealers and clearing agencies	25,323	38,191
Customers	33,389	6,836
Others	5,207	5,901
Securities owned	181,440	275,289
Investments	38,476	29,643
Office equipment and leasehold improvements, net	6,109	5,470
Other assets	14,476	16,092
--------------------------------------------------------------------------------------------------------------
Total Assets	$345,159	$440,172
=========================================================================
Liabilities and Stockholders' Equity
Liabilities:
Short-term bank loans	$119,000	$215,100
Payables to:
Brokers, dealers and clearing agencies	33,558	1,651
Customers	12,852	8,316
Others	7,636	15,822
Securities sold but not yet purchased	36,769	51,492
Accounts payable	3,408	2,929
Accrued compensation	24,596	49,941
Accrued expenses	11,547	12,446
Income tax payable	-	3,068
Notes payable	15,812	8,298
Obligations under capitalized leases	3,342	2,708
--------------------------------------------------------------------------------------------------------------
Total liabilities	268,520	371,771
--------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
------------------------------------------------------------------------------------------------------------
Subordinated debt	1,760	1,760
--------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Common stock	116	109
Additional paid-in capital	105,600	100,134
Deferred compensation	2,330	1,748
Unearned compensation	(4,673)	(3,454)
Retained deficit	(24,818)	(28,384)
Treasury stock, at cost	(3,676)	(3,512)
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity	74,879	66,641
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity	$345,159	$440,172
=========================================================================

See notes to the condensed consolidated financial statments.

FIRST ALBANY COMPANIES INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended Six Months Ended
--------------------------------------------------------------------------------------------------------------
(In thousands of dollars except for per share amounts and shares outstanding)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
-------------------------------------------------------------------------------------------------------------
Revenues:
Commissions	$ 3,708	$ 3,618	$ 7,895	$ 6,382
Principal transactions	30,176	24,965	58,584	52,425
Investment banking	7,720	9,130	12,970	14,899
Investment gains (losses)	2,913	(73)	7,760	(231)
Interest	1,385	4,438	3,207	8,714
Fees and other	1,725	1,275	3,680	2,520
-------------------------------------------------------------------------------------------------------------
Total revenues	47,627	43,353	94,096	84,709
Interest expense	730	3,267	1,491	6,372
---------------------------------------------------------------------------------------------------------
Net revenues	46,897	40,086	92,605	78,337
-------------------------------------------------------------------------------------------------------------
Expenses (excluding interest):
Compensation and benefits	31,444	28,322	63,004	57,438
Clearing, settlement and brokerage costs	1,365	771	2,429	1,591
Communications and data processing	3,722	2,822	7,204	5,398
Occupancy and depreciation	2,375	2,326	4,644	4,381
Selling	1,806	1,694	3,476	3,182
Other	2,258	2,337	4,402	4,011
--------------------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	42,970	38,272	85,159	76,001
--------------------------------------------------------------------------------------------------------------
Operating income	3,927	1,814	7,446	2,336
Equity in income (loss) of affiliate	-	(1,687)	-	(6,187)
Gains on sale of equity holdings	-	585	-	1,184
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes	3,927	712	7,446	(2,667)
Income tax expense (benefit)	1,524	353	2,820	(1,018)
--------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations	2,403	359	4,626	(1,649)
Income (loss) from discontinued operations, net of taxes	146	(236)	146	(236)
-------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 2,549	$ 123	$ 4,772	$ (1,885)
=========================================================================
Basic earnings per share:
Continued operations	$ 0.23	$ 0.04	$ 0.45	$ (0.17)
Discontinued operations	0.01	(0.03)	0.01	(0.03)
-------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.24	$ 0.01	$ 0.46	$ (0.20)
=========================================================================
Diluted earnings per share:
Continued operations	$ 0.21	$ 0.04	$ 0.42	$ (0.17)
Discontinued operations	0.01	(0.03)	0.01	(0.03)
-------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.22	$ 0.01	$ 0.43	$ 0.20)
==========================================================================
Weighted average common and common equivalent shares outstanding:
------------------------------------------------------------------------------------------------------------
Basic	10,469,444	9,601,224	10,353,924	9,542,014
Dilutive	11,603,547	9,721,148	11,089,606	9,542,014
-------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements

FIRST ALBANY COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30, 2003	June 30, 2002
(In thousands of dollars)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)	$ 4,772	$ (1,885)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,483	1,329
Deferred compensation	641	491
Deferred income taxes	3,496	(1,802)
Equity in loss of affiliate	-	6,187
Unrealized investment (gain) loss	(7,816)	34
Realized (gain) loss on sale of investments	56	197
Loss of abandonment of fixed assets	12	244
Gain on sales of equity holdings	-	(1,184)
Services provided in exchange for common stock	1,265	317
(Increase) decrease in operating assets:
Cash and securities segregated under federal regulations	9,900	2,300
Securities purchased under agreement to resell	13,734	550
Net receivables from customers	(22,017)	3,346
Securities owned, net	79,126	(35,536)
Other assets	(3,064)	(7,335)
Increase (decrease) in operating liabilities:
Net payables to others	(15)	177,986
Net payable to broker, dealers and clearing agencies	44,775	(37,250)
Accounts payable and accrued expenses	(25,765)	(13,405)
Income taxes payable, net	(3,068)	3,496
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities	97,515	98,080
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchase of furniture, equipment, and leaseholds, net	(603)	(953)
Purchase of investments	(646)	(70)
Proceeds from sale of investments	21	2,053
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities	(1,228)	1,030
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net (payment) proceeds of short-term bank loans	(96,100)	(95,550)
Payments on notes payable	(1,490)	(2,240)
Proceeds of notes payable	8,994	-
Proceeds from issuance of warrants	1,006	-
Payments of obligations under capitalized leases	(838)	(796)
Payments for purchases of common stock for treasury	(102)	(952)
Proceeds from issuance of common stock	1,766	833
Net decrease from borrowing under line-of-credit agreements	(6,791)	(816)
Dividends paid	(1,109)	(869)
-------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities	(94,664)	(100,390)
-------------------------------------------------------------------------------------------------------------------
Increase in cash	1,623	(1,280)
Cash at beginning of the year	176	1,710
-------------------------------------------------------------------------------------------------------------------
Cash at end of period	$ 1,799	$ 430
=============================================================================

In 2003 and 2002 the Company entered into capital leases for office and computer equipment totaling approximately $1.5 and $0.7 million, respectively.

See notes to condensed consolidated financial statements

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of those for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2002.

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

============================================================
	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
=============================================================
(In thousands)
=============================================================
Weighted average shares for basic earnings per share	10,469,444	9,601,224	10,353,924	9,542,014
Effect of dilutive common stock equivalents (stock options and stock issuable under employee benefit plans)	1,134,103	119,924	735,682	-
-------------------------------------------------------------------------------------------
Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	11,603,547	9,721,148	11,089,606	9,542,014
=============================================================

For the six months ended June 30, 2002, the Company excluded approximately 0.1 million common stock equivalents, in its computation of dilutive earnings per share because they were anti-dilutive.

5.    Receivables from Customers

Receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities are made only when the Company is in receipt of the funds from the institutional client.

In June 2003, the Company transferred the majority of its non-institutional cash and margin customer accounts to First Clearing Corporation (FCC) under a clearing agreement dated May 2003. Under this agreement, FCC serves as a clearing agent for these customers of the Company. As a clearing agent, FCC executes and settles customer securities transactions including the collection of margin receivables related to these transactions. FCC monitors the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, requires the customer to deposit additional collateral with them or to reduce positions, if necessary. In the event the customer is unable to fulfill its contractual obligations, FCC may purchase or sell the financial instrument underlying the contract, and as a result may incur a loss.

If FCC incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk. As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this right. At June 30, 2003, the Company has not recorded a liability related To FCC's right to pass losses through to the Company. The Company has retained the right to pursue collection or performance from the customers who do not perform under their contractual obligations. The Company also monitors these individual customer balances on a daily basis along with monitoring the credit standing of FCC. At June 30, 2003, substantially all these customer obligations were collaterlized with a market value in excess of the obligations.

6.    Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts receivable from brokers, dealers and clearing agencies consisted of the following at:

=====================================================================
(In thousands of dollars)	June 30, 2003	December 31, 2002
--------------------------------------------------------------------------------------------------------------
Adjustment to record securities owned on a trade date basis, net	$ -	$ 26,195
Securities borrowed	249	2,278
Securities fail-to-deliver	19,088	5,297
Deposits with clearing organizations	5,986	4,421
--------------------------------------------------------------------------------------------------------------
Total	$ 25,323	$ 38,191
=====================================================================

Amounts payable to brokers, dealers and clearing agencies consisted of the following at:

====================================================================
(In thousands of dollars)	June 30, 2003	December 31, 2002
-------------------------------------------------------------------------------------------------------
Adjustment to record securities owned on a trade date basis, net	$ 3,008	$ -
Securities fail-to-receive	30,547	1,630
Securities loaned	3	21
-------------------------------------------------------------------------------------------------------
Total	$ 33,558	$ 1,651
=====================================================================

Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables or Payables to Others on the Statement of Financial Condition.

7.    Securities Owned And Sold But Not Yet Purchased

Securities owned and sold but not yet purchased consisted of the following at:

=====================================================================================
(In thousands of dollars)	June 30, 2003		December 31, 2002
-------------------------------------------------------------------------------------------------------------------------------
	Owned	Sold, but not yet purchased	Owned	Sold, but not yet purchased
-------------------------------------------------------------------------------------------------------------------------------
Marketable Securities:
U.S. Government and federal agency obligations	$ 11,112	$ 34,852	$ 11,738	$ 50,725
State and municipal bonds	128,384	80	191,569	209
Corporate obligations	31,666	968	60,722	520
Corporate stocks	7,673	869	6,235	38
Options	245	-	20	-
Not Readily Marketable Securities:
Investment securities with no publicly quoted market	201	-	220	-
Investment securities subject to restrictions	2,159	-	4,785	-
-------------------------------------------------------------------------------------------------------------------------------
Total	$ 181,440	$ 36,769	$ 275,289	$ 51,492
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

=================================================================
(In thousands of dollars)	June 30, 2003	December 31, 2002
-------------------------------------------------------------------------------------------------
Carrying Value
Public	$ 25,638	$ 19,003
Private	9,612	8,423
Consolidation of Variable Interest Entities, net of Company's ownership interest	3,226	2,217
-------------------------------------------------------------------------------------------------
Total carrying value	$ 38,476	$ 29,643
=================================================================

=================================================================
For the six months period ending:	June 30, 2003	June 30, 2002
-------------------------------------------------------------------------------------------------

Net realized gains (losses)
Public	$ 14	$ -
Private	(70)	(197)
-------------------------------------------------------------------------------------------------
Total net realized gains (losses)	(56)	(197)
-------------------------------------------------------------------------------------------------
Net unrealized gains (losses)
Public	6,634	(34)
Private	1,182	-
-------------------------------------------------------------------------------------------------
Total net unrealized gains (losses)	7,816	(34)
-------------------------------------------------------------------------------------------------

Investment gains (losses)	$ 7,760	$ (231)
=================================================================

Publicly held investments include 853,924 shares of META Group Inc. ("METG") with a market value of $3.6 million. The Company may only make public sales of these shares pursuant to Rule 144 of the Securities Act of 1933. Under Rule 144, the Company's sales of METG stock for a three month period may not exceed the greater of one percent of the outstanding shares of METG or the average weekly volume of trading in META during the four calendar weeks preceding the sale. META currently has 13.2 million shares outstanding and had an average weekly volume for the four calendar weeks ended June 30, 2003 of approximately 76,000 shares. Also, included in publicly held investments are 2,721,088 shares of Plug Power ("PLUG") and 2,991,040 shares of Mechanical Technology Incorporated ("MKTY"). The PLUG shares have a market value of $12.7 million and may not be sold until after December 23, 2003 pursuant to the holding requirements of Rule 144. The MKTY shares have a market value of $9.3 million and cannot be sold until after December 23, 2004 as a result of a lock-up agreement entered into by the Company with MKTY. Following the expiration of the holding and lock-up periods, the PLUG and MKTY shares are also subject to the provisions Rule 144.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". Under FIN No. 46, the Company is required to consolidate one of its Employee Investment Funds (EIF). The EIF is a limited liability company, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., which has contracted with FA Technology Ventures Corporation, a wholly owned subsidiary of the Company, to act as an investment advisor with respect to funds invested in parallel with the Partnership. The carrying value on the Company's books related to this EIF is $2.5 million excluding the effects of consolidation. The Company is also committed to loan approximately $1.0 million to the EIF. The Company's maximum exposure to loss from the EIF is the carrying value of $2.5 million and the loan commitment of $1.0 million.

The effect of consolidation, as of June 30, 2003, is to increase Investments by $3.2 million, decrease Receivable from Others by $2.1 million and increase Payable to Others by $1.1 million. The Payable to Others amounts relates to the value of the EIF owned by employees.

9.    Intangible Assets

---------------------------------------------------------------------------------------------------
(In thousands of dollars)	June 30, 2003	December 31, 2002
==================================================================
Amortized intangible assets:
Customer related	$984	$984
Accumulated amortization	(49)	-
---------------------------------------------------------------------------------------------------
	$935	$984
==================================================================

Unamortized intangible assets:
Goodwill	$246	$246
=================================================================

Aggregate amortization expense for the six month period ending June 30,2003 and 2002 was $49,628 and 0, respectively.

Customer related intangible assets are being amortized over 10 years.

-----------------------------------------------------------
Estimated Amortization Expense (year ended December 31)
=======================================
2003 (remainder)	$49
2004	98
2005	98
2006	98
2007	98
Thereafter	494
=======================================

There are no changes in the carrying amount of goodwill for the period ended June 30, 2003:

The intangible assets, which are recorded in Other Assets on the Statement of Financial Condition, are related to the FA Asset Management Inc. segment and will be tested annually for impairment in the quarter ending December 31 of each fiscal year.

10.    Payables to Others

Amounts payable to others consisted of the following at:

-------------------------------------------------------------------------------------------
(In thousands of dollars)	June 30, 2003	December 31, 2002
=============================================================
Borrowing under line-of-credit agreements	$ 5,215	$12,006
Others	1,286	2,252
Payable to employees	1,135	1,564
-------------------------------------------------------------------------------------------
Total	$ 7,636	$15,822
=============================================================

11.    Notes Payable

Notes payable consist of a note for $0.7 million which is payable in monthly principal payments of $73,333 plus interest. The interest rate is 1.5% over the 30-day London InterBank Offered Rate ("LIBOR") (1.12% plus 1.50% at June 30, 2003) This note matures on April 1, 2004.

A note for $6.1 million collateralized by 2,991,040 shares of MKTY, 2,000,000 shares of PLUG and 853,924 shares of METG, is payable in quarterly principal payments of $525,000 plus interest. The interest rate is fixed at 7% for the term of the loan. This loan matures September 1, 2006.

Notes payable also includes a Senior Note dated June 13, 2003 for $10,000,000 with interest of 8.5% payable semiannually which matures June 30, 2010. The purchasers of this note are customers of the Company.

There were 400,000 warrants issued to the purchasers of the senior notes which are exercisable between $11.00 and $12.60 per share through June 13, 2010. The value assigned to the warrants was $1,006,000. The value of the senior notes was discounted by the value of the warrants and is being amortized over the term of the notes.

Principal payments which include $996,000 discounted on the senior notes are due as follows:

==============================================
(In thousands of dollars)
---------------------------------------------------------------------
2006	$2,000
2007	2,000
2008	2,000
2009	2,000
2010	2,000
----------------------------------------------------------------------
Total principal payments	10,000
Less: remaining amortization of value of warrants	996
-----------------------------------------------------------------
Total principal payments remaining	$9,004
===============================================

The senior notes contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50,000,000 of net worth and an adjusted cash flow coverage rate for First Albany Corporation of not less than 1.2 to 1. As of June 30, 2003, the Company was in compliance with these covenants.

12.    Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at June 30, 2003:

==================================================
(In thousands of dollars)
---------------------------------------------------------------------------
2003	$980
2004	1,742
2005	373
2006	220
2007	181
Thereafter	71
---------------------------------------------------------------------------
Total minimum lease payments	3,567
Less: amount representing interest	225
--------------------------------------------------------------------------
Present value of minimum lease payments	$3,342
================================================

13.    Commitments and Contingencies

Commitments: As of June 30, 2003, the Company had a commitment through July 2006 to invest up to $15.7 million in FA Technology Ventures, L.P. (the "Partnership"). The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership's primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, while providing market-rate investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of June 30, 2003, the Company had an additional commitment through July 2006 to invest up to $11.4 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements. The EIF are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

In 1999, the Company acted as a placement agent for a $7.5 million bond issue. In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement, which expires on January 4, 2004, that indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds and up to $0.5 million for unpaid debt service. These bonds are collateralized by a first security interest in certain rights, titles and interests of the company for whom the bonds were issued. As of June 30, 2003, management has estimated the probable amount of the loss expected to be incurred based upon current conditions and has accordingly accrued a $2.0 million expense related to this agreement of which $0.4 million of this liability has been paid. In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

Litigation: In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the "Lawrence Parties") in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"). The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order. The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration. The Company believes that it has strong defenses to and attends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.

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

Contingent Consideration:

Under the terms of the purchase agreement related to the Company's acquisition of assets of an asset management business ("Noddings"), the Company may be required to pay up to $750,000 of additional cash consideration contingent upon the amount of assets under management on various dates through December 30, 2004.

Other: The Company enters into underwriting commitments to purchase securities, as part of its investment banking business. Also, the Company may purchase or sell securities on a when-issued basis. As of June 30, 2003, the Company had $5.3 million in outstanding underwriting commitments and had not purchased nor sold any securities on a when-issued basis.

14.    Stockholders' Equity

In July 2003, the Board of Directors declared a quarterly dividend of $0.05 per share for the second quarter ended June 30, 2003, payable on August 28, 2003 to stockholders of record on August 14, 2003.

In April 2003, the Board of Directors declared a quarterly dividend of $0.05 per share for the first quarter ended March 31, 2003, payable on May 28, 2003 to stockholders of record on May 14, 2003.

15.    Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which eligible employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock of the Company. The purpose of these stock incentive plans are to promote the interests of the Company, its subsidiaries and its stockholders by enabling the Company and its subsidiaries to attract, retain and motivate employees and officers or those who will become employees or officers of the Company and/or its subsidiaries, and to align the interest of those individuals with the Company's stockholders. To do this, these plans offer performance-based incentive awards and equity-based opportunities to provide such persons with a proprietary interest in maximizing the growth, profitability and overall success of the Company.

The Company has elected to follow Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for the stock incentive plans. The Company, under APB 25, has recognized compensation costs relating to restricted common stock but has not recognized any compensation costs relating to stock options for the six months ended June 30, 2003 and 2002.

The following table reflects pro forma results as if the Company had elected and recognized compensation costs for the stock incentive plans to follow Financial Accounting Standard No. 123 (FAS 123) "Accounting for Stock-Based Compensation".

------------------------------------------------------------------------------
	June 30, 2003	June 30, 2002
------------------------------------------------------------------------------
Net income (loss) as reported	$ 4,772	$ (1,885)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	538	423
Pro forma net income (loss)	$ 4,234	$ (2,308)
Earnings per share
Basic - as reported	$0.46	$(0.20)
Basic - pro forma	0.41	(0.24)
Diluted - as reported	0.43	(0.20)
Diluted - pro forma	0.38	(0.24)
------------------------------------------------------------------------------

16.    Net Capital Requirements

The Company's broker-dealer subsidiary, First Albany Corporation (the "Corporation"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of a minimum net capital. The Corporation has elected to use the alternative method permitted by the rule, which requires the Corporation to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater. As of June 30, 2003, the Corporation had aggregate net capital, as defined, of $30.6 million, which equaled 87.2% of aggregate debit balances and $29.6 million in excess of required minimum net capital.

17.    Segment Analysis

On June 17, 2003, First Albany Asset Management changed its name to FA Asset Management Inc. Due to the acquisition of Noddings on December 31, 2002 the Company has expanded its segments to break out FA Asset Management Inc. from Parent and Affiliates. The Company's reportable segments include Taxable Fixed Income, Municipal Capital Markets, Equity Capital Markets, Fixed Income-Other and Corporate-Other which collectively comprise First Albany Corporation, the Company's brokerage operations; Parent and Affiliates, FA Asset Management Inc. and Investments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

The Taxable Fixed Income segment includes institutional sales and trading of corporate, federal government and agency securities. The Municipal Capital Markets segment includes underwriting and institutional sales and trading of municipal securities as well as financial advisory services for municipalities. The Equity Capital Markets segment includes institutional sales and trading of equity securities, corporate finance advisory services and underwritings. The Fixed Income-Other segment includes institutional sales and trading of fixed income middle markets and taxable municipal securities. The Corporate-Other segment includes stock loan/borrow operations and other unallocated revenues and expenses.

The Parent and Affiliates segment, includes the Parent company, excluding its investment portfolio, and the asset management services of FA Technology. The FA Asset Management Inc. segment includes Noddings Investments. The Investment segment includes realized gains and losses, unrealized gains and losses and the equity in income and loss of affiliate from the Company's investment portfolio including gains on sale of equity holdings.

Intersegment revenue has been eliminated for purposes of presenting net revenue so that all net revenue presented is from external sources. Interest revenue is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the business segment. Depreciation and amortization is allocated to the business segments. Total net revenue presented below differs from that presented in the financial statements as a result of the inclusion of the equity in income (loss) of affiliate, sale of equity holdings and discontinued operations as a component of the segment financial information.

Information concerning operations in these segments is as follows for the three months and six months ending June 30:

	Three Months Ended		Six Months Ended
=============================================================================
(In thousands of dollars)	2003	2002	2003	2002
=============================================================================
Net revenue (including net interest income)
Taxable Fixed Income	$ 15,486	$ 13,753	$ 31,217	$ 30,374
Municipal Capital Markets	9,866	12,661	18,887	22,825
Equity Capital Markets	11,991	7,612	21,732	12,704
Fixed Income-Other	4,680	4,675	8,824	9,689
Corporate-Other	711	536	1,363	1,161
--------------------------------------------------------------------------------------------------------------------
First Albany Corporation	42,734	39,237	82,023	76,753
Parent and Affiliates	143	308	360	599
FA Asset Management Inc.	1,107	614	2,462	1,216
Investments	2,913	(1,175)	7,760	(5,234)
Discontinued Operations	250	-	250	-
--------------------------------------------------------------------------------------------------------------------
Total Net Revenue	$47,147	$ 38,984	$ 92,855	$ 73,334
=============================================================================
Net interest income (included in total net revenue)
Taxable Fixed Income	$ 151	$ 200	$ 349	$ 290
Municipal Capital Markets	223	218	590	475
Equity Capital Markets	7	6	14	14
Fixed Income-Other	(36)	163	(14)	374
Corporate-Other	610	740	1,281	1,501
--------------------------------------------------------------------------------------------------------------------
First Albany Corporation	955	1,327	2,220	2,654
Parents and Affiliates	(291)	(149)	(490)	(305)
FA Asset Management Inc.	(9)	(7)	(14)	(7)
--------------------------------------------------------------------------------------------------------------------
Total Net Interest Income	$ 655	$ 1,171	$ 1,716	$ 2,342
==============================================================================
Pre-tax Contribution:
Taxable Fixed Income	$ 3,240	$ 2,926	$ 6,559	$ 6,548
Municipal Capital Markets	1,821	3,013	3,433	5,599
Equity Capital Markets	51	(638)	(1,064)	(3,413)
Fixed Income-Other	2,289	2,392	4,583	5,148
Corporate-Other	(4,820)	(5,093)	(9,429)	(10,026)
--------------------------------------------------------------------------------------------------------------------
First Albany Corporation	2,581	2,600	4,082	3,856
Parent and Affiliates	(1,199)	(494)	(3,978)	(957)
FA Asset Management Inc.	(368)	(219)	(418)	(332)
Investments	2,913	(1,175)	7,760	(5,234)
Discontinued Operations	250	(400)	250	(400)
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes	$ 4,177	$ 312	$ 7,696	$ (3,067)
==============================================================================

=============================================================================
(In thousands of dollars)
-------------------------------------------------------------------------------------------------------------------
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Taxable Fixed Income	$ 74	$ 72	$ 145	$ 145
Municipal Capital Markets	105	104	201	208
Equity Capital Markets	284	239	578	449
Fixed Income-Other	12	16	25	31
Corporate-Other	199	222	423	451
-------------------------------------------------------------------------------------------------------------------
First Albany Corporation	674	653	1,372	1,284
Parent and Affiliates	15	9	24	18
FA Asset Management Inc.	46	14	87	27
-------------------------------------------------------------------------------------------------------------------
Total	$ 735	$ 676	$ 1,483	$ 1,329
=============================================================================

The financial policies of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies" footnote (Note 1 to the annual report on Form 10-K). Asset information by segment is not reported since the Company does not produce such information.  All assets are located in the United States of America. Prior periods' financial information has been reclassified to conform to the current presentation.

18.    Discontinued Operations

In 2000, the Company sold assets of its Private Client Group, its retail brokerage branch network, to First Union Securities, a subsidiary of First Union Corp. now known as Wachovia Securities.

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

   Components of amounts reflected in condensed consolidated statement of financial condition and condensed consolidated statement of operations are presented in the following tables:

                                           Three Months Ended                                                   Six Months Ended

                                              June 30,   June 30,                                                June 30,       June 30,
(In thousands of dollars)        2003          2002                                                  2002             2001
Net revenues                        $   250       $      -                                                   $ 250       $         -
Expenses                                    -                400                                                         -               400
(Loss) before income taxes        250           (400)                                                   250               (400)
Income tax expense                 (104)           164                                                   (104)               164
Income from discontinued
operations, net taxes           $     146      $   (236)                                             $    146      $        (236)

Revenues from discontinued operations for 2003 are the result of refunds from First Union Securities for costs relating to the jointly enhanced financial consultant retention program relating to the Private Client Group. The expenses from discontinued operations for 2002 are the result of legal costs related to the Private Client Group.

19.    New Accounting Standards

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

In December 2002, the FASB issued SFAS No. 148 " Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FAS 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement has varying effective dates. The Company has adopted the disclosure requirement under this Statement which did not have a material effect on the Company's financial statements. The Company has not yet made a determination as to whether or not it will change its method of accounting for stock based compensation under this pronouncement.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instrumentsand Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activity under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of this Statement will have a material impact of its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for all financial instruments entered into or modified after May 31, 2003. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FIRST ALBANY COMPANIES INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
==========================================================================
	Three Months Ended June 30,
(In thousands of dollars)	2003	2002
---------------------------------------------------------------------------------------------------------------
Revenues:
Commissions	$3,708	$3,618
Principal transactions	30,176	24,965
Investment banking	7,720	9,130
Investment gain (loss)	2,913	(73)
Interest income	1,385	4,438
Fees and others	1,725	1,275
---------------------------------------------------------------------------------------------------------------
Total revenues	47,627	43,353
Interestexpense	730	3,267
---------------------------------------------------------------------------------------------------------------
Net revenues	46,897	40,086
---------------------------------------------------------------------------------------------------------------
Expenses (excluding interest):
Compensation and benefits	31,444	28,322
Clearing, settlement and brokerage costs	1,365	771
Communications and data processing	3,722	2,822
Occupancy and depreciation	2,375	2,326
Selling	1,806	1,694
Other	2,258	2,337
---------------------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	42,970	38,272
---------------------------------------------------------------------------------------------------------------
Operating income	3,927	1,814
Equity in income (losses) of affiliate	-	(1,687)
Gains on sale of equity holdings	-	585
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes	3,927	712
Income tax expense (benefit)	1,524	353
---------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations	2,403	359
Income (loss) from discontinued operations, net of taxes	146	(236)
---------------------------------------------------------------------------------------------------------------
Net income (loss)	$2,549	$123
==========================================================================
Net interest income
Interest income	$1,385	$4,438
Interest expense	730	3,267
---------------------------------------------------------------------------------------------------------------
Net interest income	$655	$1,171
==========================================================================

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position and results of operations during the periods included in the accompanying condensed consolidated financial statements.

Business Environment

First Albany Companies Inc. (the "Company") is the parent company whose principal subsidiaries include First Albany Corporation, FA Asset Management Inc. and FA Technology Ventures Corporation. First Albany Corporation provides investment banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities. FA Technology Ventures Corporation provides venture capital and merchant banking to the investment and corporate communities, and FA Asset Management Inc. provides asset management services to individuals and institutions.

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

Results of Operations

For the quarter, consolidated net revenues from continuing operations for First Albany Companies was $46.9 million, compared to $40.1 million for the same period in 2002, an increase of 17.0%.  The Company reported consolidated net income from continuing operations of $2.4 million for the second quarter 2003, compared to a net income from continuing operations of $0.4 million for the same period in 2002. Second quarter 2003 net income per diluted share from continuing operations was $0.21 compared to $0.04 per diluted share in the second quarter of 2002. Including $0.1 million in discontinued operations income, consolidated net income per diluted share was $0.22 for the second quarter 2003, compared to net income per diluted share of $0.01 in the second quarter of 2002.

Net revenues from the Company's brokerage operations, First Albany Corporation, was $42.7 million for the second quarter ended June 30, 2003, compared to $39.2 million for the same period in 2002, an increase of 8.9%. First Albany Corporation had net income of $1.6 million for the second quarter 2003, compared to $1.5 million for the same period in 2002.

For the six months ended June 30, 2003, consolidated net revenues from continuing operations for First Albany Companies was $92.6 million, compared to $78.3 million for the same period in 2002, an increase of 18.3%. The Company reported consolidated net income from continuing operations of $4.6 million for the six months ended 2003, compared to a net loss from continuing operations of ($1.6) million for the same period in 2002. For the six months ended June 30, 2003, net income per diluted share from continuing operations was $0.42 compared to a loss of ($0.17) per diluted share in 2002.

Net revenues from the Company's brokerage operations, First Albany Corporation, was $82.0 million for the six months ended June 30, 2003, compared to $76.8 million for the same period in 2002, an increase of 6.8%. First Albany Corporation had net income of $2.6 million for the six months ended June 30, 2003, compared to $2.4 million for the same period in 2002.

Major Segment Operating Results

First Albany Corporation

First Albany Corporation is the securities brokerage operation of the Company.

  Taxable Fixed Income net revenues were $15.5 million for the second quarter of 2003, up 12.3% from the $13.8 million for the comparable prior year quarter. The increase in net revenues in the Taxable Fixed Income division was driven primarily by growth in daily trading volume.
  Municipal Capital Markets net revenues were $9.9 million, down 22% from $12.7 million reported for the quarter ended June 30, 2002, due to lower investment banking and trading revenues compared to the prior period. The quarter ended June 30, 2002 was an unusually strong quarter for the division due to a strong underwriting calendar.
  Equity Capital Markets net revenues were $12.0 million for the second quarter of 2003, up 57.9% from the $7.6 million for the second quarter of 2002, mostly due to a $4.6 million increase in NASDAQ trading revenue. Despite the continued decline in overall NASDAQ composite Index volumes, the Company achieved a 148% increase in NASDAQ trading revenues.

Parent & Affiliates

  FA Asset Management Inc. net revenues were $1.1 million for the quarter ended June 30, 2003, up 80.3% from the comparable quarter last year. The increase in net revenues was due to both organic growth and the acquisition of Noddings, which contributed $0.5 million in net revenues in the quarter. Currently, FA Asset Management Inc. has approximately $1 billion in assets under management.
  Investment gains for the quarter ended June 30, 2003 were $2.9 million before income taxes due to an increase in fair market value of the investment portfolio held by The Parent.

Three-Month Period Ended June 30, 2003

Principal Transactions

Principal transactions increased $5.2 million or 21%. This amount was comprised primarily of an increase of $4.0 million by the Equity Capital Markets segment due to an increase in NASDAQ trading revenue, a increase of $1.7 in Taxable Fixed Income, a decrease of $1.2 million in Municipal Capital Markets, an increase of $0.4 million in Fixed Income-Other and an increase of $0.3 in Corporate-Other.

Investment Banking

Investment banking revenues decreased $1.4 million or 15%. The decrease was comprised mainly of a decrease in municipal investment banking of $1.6 million, in the Municipal Capital Markets segment. The quarter ended June 30, 2002 was an unusually strong quarter for the division due to a strong underwriting calendar.

Investment Gain (Loss)
Investment gain (loss) increased by $3.0 million due to an increase in fair market value of the investment portfolio held by the Parent.
Interest Income

Interest income decreased $3.1 million or 69% due primarily to the Company discontinuing its securities borrow/securities loan conduit business in late 2002.

Fees and Other

Fees and other increased $0.5 million or 35% primarily due to increased revenues generated by the FA Asset Management Inc. segment as a result of the Noddings acquisition in December 2002.

Interest Expense

Interest expense decreased $2.5 million or 78% due primarily to the Company discontinuing its securities borrow/securities loan conduit business in late 2002.

Compensation and Benefits

Compensation and benefits increased $3.1 million or 11% due primarily to an increase in Net Revenues (See Note 17 of the Condensed Consolidated Financial Statements).

Clearing, Settlement and Brokerage Costs

Clearing, settlement and brokerage costs increased $0.6 million or 77% due primarily to increase in NASDAQ related trading in the Equity Capital Markets segment.

Communications and Data Processing

Communications and data processing costs increased $0.9 million or 32% due primarily to an increase in the number of equity securities transactions and market data related services in the Equity Capital Markets segment.

Equity in income (losses) of affiliate

As of December 31, 2002, First Albany Companies Inc. changed its method of accounting for its investment in Mechanical Technology Inc. (NASDAQ: MKTY) from the equity method of accounting to the fair value method. As a result, the Company no longer recognizes equity income or loss from its proportionate share of Mechanical Technology's financial results. For the quarter ended June 30, 2002, the Company recognized a $1.7 million equity loss related to its investment in Mechanical Technology.

Gain on Sale of Equity Holdings

As of December 31, 2002, First Albany Companies Inc. changed its method of accounting for its investment in Mechanical Technology Inc. (NASDAQ: MKTY) from the equity method of accounting to the fair value method. For the quarter ended June 30, 2002, the Company recognized $0.6 million gain related to the sale of its investment in Mechanical Technology.

Income Tax Expense (Benefit)

Income tax expense increased $1.2 million due mainly to an increase in income before income tax.

FIRST ALBANY COMPANIES INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
=============================================================================
	Six Months Ended
(In thousands of dollars)	June 30, 2003	June 30, 2002
--------------------------------------------------------------------------------------------------------------------
Revenues:
Commissions	$7,895	$6,382
Principal transactions	58,584	52,425
Investment banking	12,970	14,899
Investment gain (loss)	7,760	(231)
Interest income	3,207	8,714
Fees and others	3,680	2,520
-------------------------------------------------------------------------------------------------------------------
Total revenues	94,096	84,709
Interestexpense	1,491	6,372
--------------------------------------------------------------------------------------------------------------------
Net revenues	92,605	78,337
-------------------------------------------------------------------------------------------------------------------
Expenses (excluding interest):
Compensation and benefits	63,004	57,438
Clearing, settlement and brokerage costs	2,429	1,591
Communications and data processing	7,204	5,398
Occupancy and depreciation	4,644	4,381
Selling	3,476	3,182
Other	4,402	4,011
--------------------------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	85,159	76,001
---------------------------------------------------------------------------------------------------------------------
Operating income	7,446	2,336
--------------------------------------------------------------------------------------------------------------------
Equity in losses of affiliate	-	(6,187)
-------------------------------------------------------------------------------------------------------------------
Gain on sale equity holdings	-	1,184
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes	7,446	(2,667)
Income tax expense (benefit)	2,820	(1,018)
-------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations	4,626	(1,649)
Income (loss)from discontinued operations, net of taxes	146	(236)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)	$4,772	$(1,885)
==============================================================================

Net interest income:
Interest income	$3,207	$8,714
Interest expense	1,491	6,372
--------------------------------------------------------------------------------------------------------------------
Net interest income	$1,716	$2,342
==============================================================================

Six-Month Period Ended June 30, 2003

Commissions

Commissions revenue increased $1.5 million or 24% primarily due to increases in listed agency transactions in the Equity Capital Markets segment.

Principal Transactions

Principal transactions revenue increased $6.2 million or 12%. This amount was comprised primarily of an increase of $8.6 million by the Equity Capital Markets segment due mainly to an increase in NASDAQ trading revenues, a decrease of $3.4 million in Municipal Capital Markets due mainly to market conditions and an increase of $0.7 in Taxable Fixed Income.

Investment Banking

 Investment banking revenues decreased $1.9 million or 13% . The decrease was comprised mainly of a decrease of $1.3 million in the Equity Capital Markets segment and a decrease of $0.6 million in the Municipal Capital Markets segment reflecting lower underwriting activity and revenues.

Investment Gain (Loss)

Investment gain (loss) increased $8.0 million due to an increase in fair market value of the investment portfolio held at the Parent.

Interest Income

Interest income decreased $5.5 million or 63% primarily due to the Company discontinuing its securities borrow/securities loan conduit business in late 2002.

Fees and Other

Fees and other increased $1.2 million or 46% primarily due to increased revenues generated by the FA Asset Management Inc. segment as a result of the Noddings acquisition in December 2002.

Interest Expense

Interest expense decreased $4.9 million or 77% primarily due to the Company discontinuing its securities borrow/securities loan conduit business in late 2002.

Compensation and Benefits

Compensation and benefits expense increased $5.6 million or 10% due primarily to an increase in Net Revenues ( See Note 17 of the Condensed Consolidated Financial Statements).

Clearing, Settlement and Brokerage Costs

Clearing, settlement and brokerage costs increased $0.8 million or 53% due primarily to increase in NASDAQ related trading in the Equity Capital Markets segment.

Communications and Data Processing

Communications and data processing expense increased $1.8 million or 33% due primarily to an increase in market data related expenses and a greater number of equity securities transactions.

Equity in losses of affiliate

As of December 31, 2002, First Albany Companies Inc. changed its method of accounting for its investment in Mechanical Technology Inc. (NASDAQ: MKTY) from the equity method of accounting to the fair value method. As a result, the Company no longer recognizes equity income or loss from its proportionate share of Mechanical Technology's financial results. For the six months ended June 30, 2002, the Company recognized a $6.2 million equity loss related to its investment in Mechanical Technology.

Gain on Sale of Equity Holdings

As of December 31, 2002, First Albany Companies Inc. changed its method of accounting for its investment in Mechanical Technology Inc. (NASDAQ: MKTY) from the equity method of accounting to the fair value method. For the six months ended June 30, 2002, the Company recognized $1.2 million gain related to the sale of its investment in Mechanical Technology.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased $3.8 million due to a change in income (loss) before income taxes.

Liquidity and Capital Resource

A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, are liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company's payables to brokers and dealers, bank lines of credit and customer payables. The level of assets and liabilities will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions.

As of June 30, 2003, First Albany Corporation, a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer's net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company's broker-dealer subsidiary to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of June 30, 2003, the Corporation had net capital of $30.6 million, which exceeded minimum net capital requirements by $29.6 million.

As of June 30, 2003, the Company had a commitment through July 2006 to invest up to $15.7 million in FA Technology Ventures, L.P. (the "Partnership"). The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership's primary purpose is to provide a source of venture capital to enable privately owned businesses to expand, while providing market-rate investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

As of June 30, 2003, the Company had an additional commitment through July 2006 to invest up to $11.4 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements. The EIF are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

The Company has net deferred tax assets of $7.6 million and deferred tax liabilities of $4.1 million as of June 30, 2003. The Company expects that it will realize the benefit of the deferred tax assets through the combination of future taxable income and income available in years in which the reversal of the asset can be carried back.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when - issued basis. As of June 30, 2003, the Company had $5.3 million outstanding underwriting commitments and had purchased no securities on a when-issued basis.

Management believes that funds provided by operations and a variety of bank lines of credit totaling $300 million, of which approximately $181 million were unused as of June 30, 2003, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs. These bank lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist and are repayable on demand. These bank lines of credit are limited to financing securities eligible for collateralization which includes Company owned securities.

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

Following is a discussion of the Company's primary market risk exposures as of June 30, 2003, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions. The fair market value of these securities included in the Company's inventory at June 30, 2003 was $106.1 million and $186.8 million at December 31, 2002. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates. At June 30, 2003, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $4.0 million and at year-end 2002 was $6.6 million. The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $7.1 million at June 30, 2003 and $6.5 million at December 31, 2002, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.7 million at June 30, 2003 and $0.7 million at year-end 2002.

The Company's investment portfolio excluding the consolidation of Variable Interest Entities (see Note 8 of the Consolidated Financial Statement) at June 30, 2003 and December 31, 2002 , had a fair market value of $35.3 million and $27.4 million, respectively. This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $3.5 million at June 30, 2003 and $2.7 million at year-end 2002.  The actual risks and results of such adverse effects may differ substantially.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company's management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about the Company required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the date of the evaluation.

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

Item 4. Submission of matters to a vote of security holders

A.   Annual meeting was held on April 29, 2003

B.   Elected as Directors (There were no broker non-votes with respect to the election of Directors):

                                           Votes For             Against               Withheld Authority

       Nicholas Gravante      9,472,847                -                              550,619

       Dale Kutnick              9,401,444                -                              622,022

       Hugh Johnson             9,401,444                -                              622,022

       Shannon O'Brien        9,401,444                -                              622,022

A.    Other matters voted on at the Annual Meeting

                                  1. To consider and act upon a proposal to approve the adoption of the Second Amendment to the First Albany Companies Inc. 1999 Long -Term Incentive Plan.

                                            For:                           4,920,030

                                           Against:                        788,934

                                           Abstain:                          13,327

                                           Broker non-votes:     4,301,175

                                    2. To consider and act upon a proposal to approve the adoption of the Senior Management Bonus Plan.

                                            For:                        5,705,553

                                           Against:                     644,432

                                           Abstain:                       16,739

                                           Broker non-votes:   3,656,742

                                        3. To consider and act upon a proposal to approve the adoption of the 2003 Director's Stock Plan.

                                            For:                       5,032,029

                                           Against:                    671,782

                                           Abstain:                      18,481

                                           Broker non-votes:  4,301,174

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

Item No.     Item

(10.20)    First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as registration No. 333-105771) dated June 2, 2003.

(10.19)    First Albany Companies Inc. 2003 Non-Employee Directors Stock Plan (filed as registration No. 333-105772) dated June 2, 2003.

(10.18)    Employment Agreement dated 2/18/03 (filed as exhibit 10.18 to form 10-Q for the quarter ended March 31, 2003)

(10.17)    Employment Agreement dated 3/20/03 (filed as exhibit 10.17 to form 10-Q for the quarter ended March 31, 2003)

(11)         Statement Re:  Computation of Per Share Earnings (filed herewith)

(31)         Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act

(32)         Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

(b)           Reports on Form 8-K

               The following reports on Form 8-K were filed during the quarter ended June 30, 2003:

               1.   Form 8-K filed April 17, 2003, announcing First Albany Companies Inc's financial results for the quarter ended March 31, 2003.

               2.   Form 8-K filed on May 5, 2003, First Albany furnished materials presented on the Company's Annual Meeting Webcast.

               3.   Form 8-K filed June 16, 2003, announcing that First Albany Companies Inc. has completed a $10 million private debt placement.

FIRST ALBANY COMPANIES INC. (Exhibit 11) COMPUTATION OF PER SHARE EARNINGS
=============================================================
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2003	2002	2003	2002
-------------------------------------------------------------------------------------------
Basic:
-------------------------------------------------------------------------------------------
Net income (loss)	$ 2,549	$ 123	$ 4,772	$ (1,885)
=============================================================
Weighted average number of shares outstanding during the period	10,469,444	9,601,224	10,353,924	9,542,014
-------------------------------------------------------------------------------------------
Net income (loss) per share	0.24	$0.01	$ 0.46	$ (0.20)
=============================================================
Dilutive:
--------------------------------------------------------------------------------------------
Net income (loss)	$ 2,549	$ 123	$ 4,772	$ (1,885)
==============================================================
Weighted average number of shares outstanding during the period	10,469,444	9,601,224	10,353,924	9,542,014
Effect of dilutive common equivalent shares	1,134,103	119,924	735,682	-
-------------------------------------------------------------------------------------------
Weighted average shares and common equivalent shares outstanding	11,603,547	9,721,148	11,089,606	9,542,014
-------------------------------------------------------------------------------------------
Net income (loss)	$ 0.22	$ 0.01	$ 0.43	$ (0.20)
=============================================================

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.

(Registrant)

Date:  August 12, 2003                                                   /s/ ALAN P. GOLDBERG

                                                                                      Alan P. Goldberg

                                                                                      President/Chief Executive Officer

Date:  August 12, 2003                                                   /s/ STEVEN R. JENKINS

                                                                                       Steven R. Jenkins

                                                                                      Chief Financial Officer

                                                                                      (Principal Accounting Officer)