Form 10-Q
period 2003-09-30
FIRST ALBANY COMPANIES INC
filed 2003-11-13
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

Commission file number 0-14140

First Albany Companies Inc.
 ( Exact name of registrant as specified in its charter)

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

11,377,548 shares of Common Stock were outstanding as of the close of business on November 4, 2003.

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Page

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Financial

Condition at September 30, 2003 (unaudited) and

December 31, 2002............... 3

Condensed Consolidated Statements of Operations

for the Three Months and Nine Months Ended

September 30, 2003 and September 30, 2002 (unaudited)............... 4

Condensed Consolidated Statements of Cash Flows

for the Nine Months Ended September 30, 2003

and September 30, 2002 (unaudited)............... 5

Notes to Condensed Consolidated Financial

Statements (unaudited)............... 6-18

Item 2. Management's Discussion and Analysis of Financial

                    Condition and Results of Operations          19-25

Item 3. Quantitative and Qualitative Disclosure About Market Risk ......... 26-27

Item 4. Controls and Procedures......... 28

Part II - Other Information

Item 1. Legal Proceedings          29

Item 6. Exhibits and Reports on Form 8-K          29-34

Item 1.  Financial Statements

	September 30, 2003	December 31, 2002
(In thousands of dollars)	(Unaudited)
Assets:
Cash	$198	$176
Cash and securities segregated under federal regulations	1,000	9,900
Securities purchased under agreement to resell	68,992	52,674
Receivables from: Brokers, dealers and clearing agencies	44,504	38,191
Customers	10,996	6,836
Others	5,733	5,901
Securities owned	299,475	275,289
Investments	45,646	29,643
Office equipment and leasehold improvements, net	5,712	5,470
Other assets	13,177	16,092
--------------------------------------------------------------------------------------------
Total Assets	$495,433	$440,172
==============================================================
Liabilities and Stockholders' Equity
Liabilities:
Short-term bank loans	$222,225	$215,100
Payables to: Brokers, dealers and clearing agencies	32,062	1,651
Customers	5,459	8,316
Others	4,332	15,822
Securities sold but not yet purchased	85,848	51,492
Accounts payable	3,785	2,929
Accrued compensation	30,644	49,941
Accrued expenses	11,595	12,446
Income tax payable	-	3,068
Notes payable	15,117	8,298
Obligations under capitalized leases	3,283	2,708
--------------------------------------------------------------------------------------------
Total liabilities	414,350	371,771
--------------------------------------------------------------------------------------------
Commitments and Contingencies
Subordinated debt	1,760	1,760
--------------------------------------------------------------------------------------------
Stockholders' Equity:
Common stock	119	109
Additional paid-in capital	108,228	100,134
Deferred compensation	2,549	1,748
Unearned compensation	(5,885)	(3,454)
Retained deficit	(22,553)	(28,384)
Treasury stock, at cost	(3,135)	(3,512)
--------------------------------------------------------------------------------------------
Total stockholders' equity	79,323	66,641
--------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity	$495,433	$440,172
==============================================================

See notes to condensed consolidated financial statements.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
-----------------------------------------------------------------------------------------------------------
(In thousands of dollars except for per share amounts and shares outstanding)	2003	2002	2003	2002
-----------------------------------------------------------------------------------------------------------
Revenues:
Commissions	$4,510	$4,042	$12,405	$10,423
Principal transactions	22,837	30,792	81,421	83,216
Investment banking	8,628	7,877	21,598	22,777
Investment gains (losses)	6,356	(454)	14,116	(684)
Interest income	1,743	4,884	4,951	13,598
Fees and other	1,192	1,326	4,872	3,846
-----------------------------------------------------------------------------------------------------------
Total revenues	45,266	48,467	139,363	133,176
Interest expense	967	3,430	2,458	9,802
-----------------------------------------------------------------------------------------------------------
Net revenues	44,299	45,037	136,905	123,374
-----------------------------------------------------------------------------------------------------------
Expenses (excluding interest):
Compensation and benefits	28,292	33,471	91,297	90,909
Clearing, settlement and brokerage costs	1,389	1,304	3,818	2,895
Communications and data processing	3,601	3,318	10,805	8,716
Occupancy and depreciation	2,312	2,221	6,956	6,602
Selling	1,694	1,405	5,169	4,588
Other	2,179	2,332	6,582	6,343
-----------------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	39,467	44,051	124,627	120,053
-----------------------------------------------------------------------------------------------------------
Operating income	4,832	986	12,278	3,321
Equity in loss of affiliate	-	(1,859)	-	(8,046)
Gains on sale of equity holdings	-	-	-	1,184
-----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes	4,832	(873)	12,278	(3,541)
-----------------------------------------------------------------------------------------------------------
Income tax expense (benefit)	2,008	(418)	4,828	(1,438)
Income (loss) from continuing operations	2,824	(455)	7,450	(2,103)
Income from discontinued operations, net of taxes	-	786	146	550
-----------------------------------------------------------------------------------------------------------
Net income (loss)	$2,824	$331	$7,596	$(1,553)
=======================================================================
Basic earnings per share:
Continued operations	$0.27	$(0.05)	$0.72	$(0.22)
Discontinued operations	-	0.08	0.01	0.06
-----------------------------------------------------------------------------------------------------------
Net income (loss)	$0.27	$0.03	$0.73	$(0.16)
=======================================================================
Diluted earnings per share:
Continued operations	$0.23	$(0.05)	$0.65	$(0.22)
Discontinued operations	-	0.08	0.01	0.06
-----------------------------------------------------------------------------------------------------------
Net income (loss)	$0.23	$0.03	$0.66	$(0.16)
=======================================================================
Weighted average common and common equivalent shares outstanding:
Basic	10,607,897	9,665,129	10,438,582	9,583,052
Dilutive	12,456,224	9,665,129	11,545,145	9,583,052

See notes to condensed consolidated financial statements.

	Nine Months Ended
	September 30,
(In thousands of dollars)	2003	2002
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)	$7,596	$(1,553)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,193	2,043
Deferred compensation	897	642
Deferred income taxes	(5,815)	(3,059)
Equity in loss of affiliate	-	8,046
Unrealized investment (gain) loss	(14,160)	488
Realized loss on sale of investments	44	196
Loss of abandonment of fixed assets	12	246
Gain on sales of equity holdings	-	(1,184)
Services provided in exchange for common stock	2,029	346
(Increase) decrease in operating assets:
Cash and securities segregated under federal regulations	8,900	(1,600)
Securities purchased under agreement to resell	(16,318)	(2,358)
Net receivables from brokers, dealers and clearing agencies	24,098	30,976
Net receivables from customers	(7,017)	19,613
Net receivables from others	(682)	2,534
Securities owned, net	10,170	(28,615)
Other assets	7,756	(3,327)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(19,292)	(1,177)
Income taxes payable, net	(3,068)	4,827
--------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities	(2,657)	27,084
--------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchase of furniture, equipment, and leaseholds, net	(452)	(1,569)
Purchase of investments	(1,620)	(2,367)
Proceeds from sale of investments	33	2,054
--------------------------------------------------------------------------------------------------
Net cash used in investing activities	(2,039)	(1,882)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net proceeds (payment) of short-term bank loans	7,125	(22,850)
Payments on notes payable	(2,234)	(2,985)
Proceeds of notes payable	8,994	-
Proceeds from issuance of warrants	1,006	-
Payments of obligations under capitalized leases	(1,285)	(1,167)
Payments for purchases of common stock for treasury	(102)	(952)
Proceeds from issuance of common stock	2,924	979
Net (decrease) increase from borrowing under line-of-credit agreements	(10,042)	1,555
Dividends paid	(1,668)	(1,330)
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities	4,718	(26,750)
--------------------------------------------------------------------------------------------------
Increase (decrease) in cash	22	(1,548)
Cash at beginning of the year	176	1,710
--------------------------------------------------------------------------------------------------
Cash at end of period	$198	$162
=================================================================

In 2003 and 2002 the Company entered into capital leases for office and computer equipment totaling approximately $1.9 and $0.7 million, respectively.

See notes to condensed consolidated financial statements.

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

3.   Comprehensive Income

The Company has no components of other comprehensive income; therefore comprehensive income equals net income.

4.   Earnings Per Common Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding.  Dilutive earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents outstanding during the reporting period.

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
------------------------------------------------------------------------------------------
Weighted average shares for basic earnings per share	10,607,897	9,665,129	10,438,582	9,583,052
Effect of dilutive common stock equivalents (stock options and stock issuable under employee benefit plans)	1,848,327	-	1,106,563	-
------------------------------------------------------------------------------------------
Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	12,456,224	9,665,129	11,545,145	9,583,052
============================================================

For the three months and the nine months ended September 30, 2002, the Company excluded approximately 0.1 million common stock equivalents in its computation of dilutive earnings per share because they were anti-dilutive.

5.   Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts receivable from brokers, dealers and clearing agencies consisted of the following at:

(In thousands of dollars)	September 30, 2003	December 31, 2002
----------------------------------------------------------------------------------------------
Adjustment to record securities owned on a trade date basis, net	$-	$26,195
Securities borrowed	597	2,278
Securities fail-to-deliver	11,383	5,297
Deposits with clearing organizations	32,524	4,421
----------------------------------------------------------------------------------------------
Total	$44,504	$38,191
===============================================================

Amounts payable to brokers, dealers and clearing agencies consisted of the following at:

(In thousands of dollars)	September 30, 2003	December 31, 2002
----------------------------------------------------------------------------------------------
Adjustment to record securities owned on a trade date basis, net	$21,562	$-
Securities fail-to-receive	10,500	1,630
Securities loaned	-	21
----------------------------------------------------------------------------------------------
Total	$32,062	$1,651
===============================================================

Proprietary securities transactions are recorded on trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the Statement of Financial Condition.

6.   Receivables from Customers

Receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional client.

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

If FCC incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors individual customer balances on a daily basis along with the credit standing of FCC.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this right.  At September 30, 2003, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to FCC's right to pass losses through to the Company.

7.   Securities Owned And Sold But Not Yet Purchased

Securities owned and sold but not yet purchased consisted of the following at:

	September 30, 2003		December 31, 2002
-------------------------------------------------------------------------------------------------
(In thousands of dollars)	Owned	Sold, but not yet purchased	Owned	Sold, but not yet purchased
-------------------------------------------------------------------------------------------------
Marketable Securities:
U.S. Government and federal agency obligations	$11,859	$75,890	$11,738	$50,725
State and municipal bonds	248,452	8,500	191,569	209
Corporate obligations	26,677	126	60,722	520
Corporate stocks	11,022	1,250	6,235	38
Options	197	82	20	-
Not Readily Marketable Securities:
Investment securities with no publicly quoted market	117	-	220	-
Investment securities subject to restrictions	1,151	-	4,785	-
-------------------------------------------------------------------------------------------------
Total	$299,475	$85,848	$275,289	$51,492
=================================================================

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

(In thousands of dollars)	September 30, 2003	December 31, 2002
-------------------------------------------------------------------------------------
Carrying Value
Public	$31,986	$19,003
Private	10,713	8,423
Consolidation of Variable Interest Entities, net of Company's ownership interest	2,947	2,217
-------------------------------------------------------------------------------------
Total carrying value	$45,646	$29,643
=========================================================

For the nine months ending:	September 30, 2003	September 30, 2002
-------------------------------------------------------------------------------------
Net realized gains (losses)
Public	$14	$-
Private	(58)	(196)
-------------------------------------------------------------------------------------
Total net realized gains (losses)	(44)	(196)
-------------------------------------------------------------------------------------

Net unrealized gains (losses)
Public	12,983	(58)
Private	1,177	(430)
-------------------------------------------------------------------------------------
Total net unrealized gains (losses)	14,160	(488)
-------------------------------------------------------------------------------------
Investment gains (losses)	$14,116	$(684)
=========================================================

Publicly held investments include 853,924 shares of META Group Inc. ("METG") with a market value of $4.1 million. The Company may only make public sales of these shares pursuant to Rule 144 of the Securities Act of 1933. Under the restrictions of Rule 144, the Company's sales of METG stock for a three-month period may not exceed the greater of one percent of the outstanding shares of METG or the average weekly volume of trading in META during the four calendar weeks preceding the sale. META currently has 13.3 million shares outstanding and had an average weekly volume for the four calendar weeks ended September 30, 2003 of approximately 249,000 shares. Also, included in publicly held investments are 2,721,088 shares of Plug Power ("PLUG") and 2,991,040 shares of Mechanical Technology Incorporated ("MKTY"). The PLUG shares have a market value of $14.0 million at September 30, 2003 and may not be publicly sold until after December 23, 2003 pursuant to the holding requirements of Rule 144. Following the expiration of the holding period, the Company's sales of PLUG stock for a three-month period may not exceed the greater of one percent of the outstanding shares of PLUG or the average weekly volume of trading in PLUG during the four calendar weeks preceding the sale. PLUG currently has 61.0 million shares outstanding and had an average weekly volume for the four calendar weeks ended September 30, 2003 of approximately 3,038,000 shares. As of September 30, 2003, the MKTY shares have a market value of $13.9 million and cannot be sold until after December 23, 2004 as a result of a lock-up agreement entered into by the Company with MKTY. Following the expiration of the lock-up periods, the MKTY shares are also subject to the trading restrictions provisions of Rule 144.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities."  Under FIN No. 46, the Company is required to consolidate one of its Employee Investment Funds (EIF).  The EIF is a limited liability company, established by the Company for the purpose of having select employees invest in private equities (see footnote 13, Commitment and Contingencies).  The EIF is managed by FAC Management Corp., which has contracted with FA Technology Ventures Corporation, a wholly owned subsidiary of the Company, to act as an investment advisor with respect to funds invested.  The carrying value on the Company's books related to this EIF is $2.5 million excluding the effects of consolidation.  The Company is also committed to loan approximately $1.0 million to the EIF.  The Company's maximum exposure to loss from the EIF is the carrying value of $2.5 million and the loan commitment of $1.0 million.

The effect of consolidation, as of September 30, 2003, is to increase Investments by $2.9 million, decrease Receivable from Others by $1.8 million and increase Payable to Others by $1.1 million.  The Payable to Others amount relates to the value of the EIF owned by employees.

9.   Intangible Assets

(In thousands of dollars)	September 30, 2003	December 31, 2002
Amortized intangible assets:
Customer related	$1,017	$984
Accumulated amortization	(76)	-
------------------------------------------------------------------------------------------------
	$941	$984
================================================================
Unamortized intangible assets:
Goodwill	$254	$246
================================================================

Aggregate amortization expense for the nine-month period ending September 30,2003 and 2002 was $76 thousand and $0, respectively.

Customer related intangible assets are being amortized over 10 years.

Estimated Amortization Expense (year ended December 31)
======================================
2003 (remainder)	$25
2004	102
2005	102
2006	102
2007	102
Thereafter	508
======================================

The intangible assets, which are recorded in Other assets on the Statement of Financial Condition, are related to the FA Asset Management Inc. segment and will be tested annually for impairment in the quarter ending December 31 of each fiscal year.  The carrying amount of goodwill increased by $8 thousand for the period ended September 30, 2003 due to additional acquisition cost incurred.

10.   Payables to Others

Amounts payable to others consisted of the following at:

(In thousands of dollars)	September 30, 2003	December 31, 2002
===================================================================
Borrowing under line-of-credit agreements	$1,964	$12,006
Others	1,277	2,252
Payable to employees	1,091	1,564
----------------------------------------------------------------------------------------------------
Total	$4,332	$15,822
===================================================================

11.   Notes Payable

Notes payable consist of a note for $0.5 million which is payable in monthly principal payments of $73,333 plus interest.  The interest rate is 1.5% over the 30-day London InterBank Offered Rate ("LIBOR") (1.12% plus 1.50% at September 30, 2003).  This note matures on April 1, 2004.

A note for $5.6 million collateralized by 2,991,040 shares of MKTY, 2,000,000 shares of PLUG and 853,924 shares of METG, is payable in quarterly principal payments of $525,000 plus interest.  The interest rate is fixed at 7% for the term of the loan.  This loan matures September 1, 2006.

Notes payable also include the Senior Notes dated June 13, 2003 for $10,000,000 with an interest rate of 8.5%, payable semiannually, maturing on June 30, 2010. The purchasers of these notes are customers of the Company.

There were 400,000 warrants issued to the purchasers of the senior notes, which are exercisable between $11.00 and $12.60 per share through June 13, 2010.  The value assigned to the warrants was $1,006,000.  The value of the senior notes was discounted by the value of the warrants and is being amortized over the term of the notes.

The senior notes contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50,000,000 of net worth and an adjusted cash flow coverage rate for First Albany Capital Inc. of not less than 1.2 to 1. As of September 30, 2003, the Company was in compliance with these covenants.  Note: Effective November 2003, First Albany Corporation changed its name to First Albany Capital Inc.

Principal payments for all notes, which include $946,000 discounted on the senior notes, are due as follows:

(In thousands of dollars)
2003	$745
2004	2,393
2005	2,100
2006	2,825
2007	2,000
Thereafter	6,000
---------------------------------------------------------------------------------
Total principal payments	16,063
Less: remaining amortization of value of warrants	946
---------------------------------------------------------------------------------
Total principal payments remaining	$15,117
======================================================

12.   Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at September 30, 2003:

(In thousands of dollars)
2003	$524
2004	1,884
2005	498
2006	288
2007	215
Thereafter	95
-------------------------------------------------------------------------------------
Total minimum lease payments	3,504
Less: amount representing interest	221
-------------------------------------------------------------------------------------
Present value of minimum lease payments	$3,283
=========================================================

13.   Commitments and Contingencies

Commitments:  As of September 30, 2003, the Company had a commitment through July 2006 to invest up to $14.8 million in FA Technology Ventures, L.P. (the "Partnership"). The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership's primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership agreement, under certain conditions, the General Partnership is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner will receive a carried interest on customary terms. The General Partner has contracted with FA Technology Ventures Corporation (FATV), a wholly owned subsidiary of the Company, to act as investment advisor to the General Partner.

As of September 30, 2003, the Company had an additional commitment through July 2006 to invest up to $11.4 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equities.

The EIF are managed by FAC Management Corp., a wholly owned subsidiary, which has contracted with FATV to act as investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

In 1999, the Company acted as a placement agent for a $7.5 million bond issue.  In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement, which expires on January 4, 2004, that indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds.  These bonds are collateralized by a first security interest in certain rights, titles and interests of the company for whom the bonds were issued.  As of September 30, 2003, management has estimated the probable amount of the loss expected to be incurred based upon current conditions and has accordingly accrued a $1.5 million expense related to this agreement of which $0.1 million of this liability has been paid.  In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

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

Other: The Company enters into underwriting commitments to purchase securities, as part of its investment banking business. Also, the Company may purchase or sell securities on a when-issued basis.  As of September 30, 2003, the Company had $0.4 million in outstanding underwriting commitments and had purchased $0.4 million and sold $4.1 million securities on a when-issued basis.

14.   Stockholders' Equity

Dividend

In October 2003, the Board of Directors declared a quarterly dividend of $.05 per share for the third quarter ended September 30, 2003, payable on November 26, 2003 to stockholders of record on November 12, 2003.

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

Deferred Compensation and Employee Stock Trust

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

Unearned Compensation

The Company has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock.  The unamortized amount related to restricted common stocks awarded under these plans is classified in equity under unearned compensation.

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

The Company has elected to follow Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for the stock incentive plans.  The Company, under APB 25, has recognized compensation costs relating to restricted common stock but has not recognized any compensation costs relating to stock options for the nine months ended September 30, 2003 and 2002.

The following table reflects pro forma results as if the Company had elected and recognized compensation costs for the stock incentive plans to follow Financial Accounting Standard No. 123 (FAS 123) "Accounting for Stock-Based Compensation".

	September 30, 2003	September 30, 2002
--------------------------------------------------------------------------------------------------
Net income (loss) as reported	$7,596	$(1,553)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	811	693
Pro forma net income (loss)	$6,785	$(2,246)
Earnings per share
Basic - as reported	$0.73	$(0.16)
Basic - pro forma	0.65	(0.23)
Diluted - as reported	0.66	(0.16)
Diluted - pro forma	0.59	(0.23)
--------------------------------------------------------------------------------------------------

16.   Net Capital Requirements

The Company's broker-dealer subsidiary, First Albany Capital Inc. (the "Corporation"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  The Corporation has elected to use the alternative method permitted by the rule, which requires the Corporation to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of September 30, 2003, the Corporation had aggregate net capital, as defined, of $22.7 million, which equaled 151.2% of aggregate debit balances and $21.7 million in excess of required minimum net capital.

17.   Segment Analysis

On June 17, 2003, First Albany Asset Management changed its name to FA Asset Management Inc. Due to the acquisition of Noddings on December 31, 2002, the Company has expanded its segments to break out FA Asset Management Inc. from Parent and Affiliates. The Company's reportable segments include Taxable Fixed Income, Municipal Capital Markets, Equity Capital Markets, Fixed Income-Other and Corporate-Other which collectively comprise First Albany Capital Inc., the Company's brokerage operations (effective November 2003, First Albany Corporation changed its name to First Albany Capital Inc.). The Company's reportable segments also include Parent and Affiliates, FA Asset Management Inc. and Investments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

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

The Parent and Affiliates segment, includes the Parent company, excluding its investment portfolio, and the asset management services of FA Technology. The FA Asset Management Inc. segment includes Noddings Investments. The Investment segment includes realized gains and losses, unrealized gains and losses and the equity in income and loss of affiliate from the Company's investment portfolio (see Note 8) including gains on sale of equity holdings.

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

Information concerning operations in these segments is as follows for the three months and nine months ending September 30:

	Three Months Ended	Nine Months Ended
(In thousands of dollars)	2003	2002	2003	2002
---------------------------------------------------------------------------------------------------
Net revenues (including net interest income)
Taxable Fixed Income	$8,985	$15,911	$40,202	$46,286
Municipal Capital Markets	10,580	14,019	29,467	36,844
Equity Capital Markets	13,017	8,163	34,749	20,867
Fixed Income-Other	3,938	5,888	12,762	15,577
Corporate-Other	832	541	2,196	1,702
---------------------------------------------------------------------------------------------------
First Albany Capital Inc.	37,352	44,522	119,376	121,276
Parent and Affiliates	11	283	371	881
FA Asset Management Inc.	580	686	3,042	1,901
Investments	6,356	(2,313)	14,116	(7,546)
Discontinued Operations	-	1,732	250	1,732
---------------------------------------------------------------------------------------------------
Total net revenues	$44,299	$44,910	$137,155	$118,244
==================================================================
Net interest income (included in total net revenues)
Taxable Fixed Income	$107	$200	$456	$490
Municipal Capital Markets	193	227	783	702
Equity Capital Markets	8	4	22	18
Fixed Income-Other	209	241	195	615
Corporate-Other	676	926	1,957	2,427
---------------------------------------------------------------------------------------------------
First Albany Capital Inc.	1,193	1,598	3,413	4,252
Parent and Affiliates	(407)	(142)	(897)	(447)
FA Asset Management Inc.	(10)	(2)	(23)	(9)
---------------------------------------------------------------------------------------------------
Total net interest income	$776	$1,454	$2,493	$3,796
==================================================================
Income (loss) before income taxes:
Taxable Fixed Income	$1,311	$3,427	$7,870	$9,975
Municipal Capital Markets	2,153	3,609	5,586	9,208
Equity Capital Markets	598	(1,831)	(466)	(5,245)
Fixed Income-Other	1,637	3,002	6,220	8,150
Corporate-Other	(4,652)	(6,040)	(14,081)	(16,066)
---------------------------------------------------------------------------------------------------
First Albany Capital Inc.	1,047	2,167	5,129	6,022
Parent and Affiliates	(1,724)	(465)	(5,702)	(1,422)
---------------------------------------------------------------------------------------------------
FA Asset Management Inc.	(847)	(262)	(1,265)	(595)
Investments	6,356	(2,313)	14,116	(7,546)
Discontinued Operations	-	1,332	250	932
---------------------------------------------------------------------------------------------------
Income (loss) before income taxes	$4,832	$459	$12,528	$(2,609)
==================================================================
(In thousands of dollars)
Depreciation and amortization expense (charged to each segment in measuring the income (loss) before income taxes)
Taxable Fixed Income	$67	$72	$212	$217
Municipal Capital Markets	91	98	292	306
Equity Capital Markets	255	281	833	730
Fixed Income-Other	10	15	35	46
Corporate-Other	187	224	610	675
---------------------------------------------------------------------------------------------------
First Albany Capital Inc.	610	690	1,982	1,974
Parent and Affiliates	55	9	79	27
FA Asset Management Inc.	45	15	132	42
---------------------------------------------------------------------------------------------------
Total	$710	$714	$2,193	$2,043
==================================================================

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

Components of amounts reflected in condensed consolidated statement of financial condition and condensed consolidated statement of operations are presented in the following tables:

	Three Months Ended			Nine Months Ended
(In thousands of dollars)	September 30, 2003		September 30, 2002	September 30, 2003	September 30, 2002
--------------------------------------------------------------------------------------------------
Net revenues Expenses	$	- -	$1,732 400	$250 -	$1,732 800
--------------------------------------------------------------------------------------------------
(Loss) before income taxes Income tax expense		- -	1,332 546	250 104	932 382
--------------------------------------------------------------------------------------------------
Income from discontinued operations, net taxes		$-	$786	$146	$550
=================================================================

Revenues from discontinued operations for 2003 are the result of refunds from First Union Securities for costs relating to the jointly enhanced financial consultant retention program relating to the Private Client Group. Revenues from discontinued operations for 2002 are the result of refunds from First Union Securities for costs relating to the jointly enhanced financial consultant retention program relating to the Private Client Group and from net revenues derived from subleasing office space impaired due to the sale of the Private Client Group. The expenses from discontinued operations for 2002 are the result of legal costs related to the Private Client Group.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FAS 123."  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Statement has varying effective dates.  The Company has adopted the disclosure requirement under this Statement, which did not have a material effect on the Company's financial statements.  The Company has not yet made a determination as to whether or not it will change its method of accounting for stock based compensation under this pronouncement.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which is effective in the fourth quarter of 2003.  FIN No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity.  The Company consolidated one of its Employee Investment Funds (see Note 8) as of December 31, 2002, which did not have a material effect on the Company's financial statements.  The Company will determine in the fourth quarter whether any additional entities may require consolidation under FIN No. 46.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement133 on Derivative Instrumentsand Hedging Activities."  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activity under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  This Statement is effective for contracts entered into or modified after June 30, 2003.  The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity."  The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  The new Statement requires that those instruments be classified as liabilities in statements of financial position.  This Statement is effective for all financial instruments entered into or modified after May 31, 2003.  The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,
(In thousands of dollars)	2003	2002
-------------------------------------------------------------------------------------------------
Revenues:
Commissions	$4,510	$4,042
Principal transactions	22,837	30,792
Investment banking	8,628	7,877
Investment gain (loss)	6,356	(454)
Interest income	1,743	4,884
Fees and others	1,192	1,326
-------------------------------------------------------------------------------------------------
Total revenues	45,266	48,467
Interest expense	967	3,430
-------------------------------------------------------------------------------------------------
Net revenues	44,299	45,037
-------------------------------------------------------------------------------------------------
Expenses (excluding interest):
Compensation and benefits	28,292	33,471
Clearing, settlement and brokerage costs	1,389	1,304
Communications and data processing	3,601	3,318
Occupancy and depreciation	2,312	2,221
Selling	1,694	1,405
Other	2,179	2,332
-------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	39,467	44,051
-------------------------------------------------------------------------------------------------
Operating income	4,832	986
Equity in loss of affiliate	-	(1,859)
Gains on sale of equity holdings	-	-
-------------------------------------------------------------------------------------------------
Income (loss) before income taxes	4,832	(873)
Income tax expense (benefit)	2,008	(418)
-------------------------------------------------------------------------------------------------
Income (loss) from continuing operations	2,824	(455)
Income (loss) from discontinued operations, net of taxes	-	786
-------------------------------------------------------------------------------------------------
Net income (loss)	$2,824	$331
=================================================================
Net interest income:
Interest income	$1,743	$4,884
Interest expense	967	3,430
-------------------------------------------------------------------------------------------------
Net interest income	$776	$1,454
=================================================================

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position and results of operations during the periods included in the accompanying condensed consolidated financial statements.

Business Environment

First Albany Companies Inc. (the "Company") is the parent company whose principal subsidiaries include First Albany Capital Inc. (effective November 2003, First Albany Corporation changed its name to First Albany Capital Inc.), FA Asset Management Inc. and FA Technology Ventures Corporation.  First Albany Capital Inc. provides investment banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities.  FA Technology Ventures Corporation provides venture capital and merchant banking to the investment and corporate communities, and FA Asset Management Inc. provides asset management services to individuals and institutions.

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

Results of Operations

For the three months ended September 30, 2003, consolidated net revenues from continuing operations for First Albany Companies were $44.3 million, compared to $45.0 million for the same period in 2002, a decrease of1.6%.  The Company had consolidated net income from continuing operations of $2.8 million for the third quarter 2003, compared to a net loss from continuing operations of $0.5 million for the same period in 2002.  Third quarter 2003 net income per diluted share from continuing operations was $0.23 compared to a net loss from continuing operations of $0.05 per diluted share in the third quarter of 2002.

Net revenues from the Company's brokerage operations, First Albany Capital Inc., were $37.4 million for the third quarter ended September 30, 2003, compared to $44.5 million for the same period in 2002, a decrease of 16.1%.  First Albany Capital Inc. had net income from continuing operations of $0.6 million for the third quarter 2003, compared to $1.2 million for the same period in 2002.

For the nine months ended September 30, 2003, consolidated net revenues from continuing operations for the Company were $136.9 million, compared to $123.4 million for the same period in 2002, an increase of11.0%.  The Company had consolidated net income from continuing operations of $7.5 million for the nine months ended 2003, compared to a net loss from continuing operations of $2.1 million for the same period in 2002.  For the nine months ended September 30, 2003, net income per diluted share from continuing operations was $0.65 compared to a net loss from continuing operations of $0.22 per diluted share for the equivalent period in 2002.

Net revenues from First Albany Capital Inc. were $119.4 million for the nine months ended September 30, 2003, compared to $121.3 million for the same period in 2002, a decrease of 1.6%.  First Albany Capital Inc. had net income from continuing operations of $3.3 million for the nine months ended September 30, 2003, compared to $3.6 million for the same period in 2002.

Major Segment Operating Results

First Albany Capital Inc.

First Albany Capital Inc. is the securities brokerage and investment banking operation of the Company.

         Equity Capital Markets net revenues were $13.0 million for the third quarter of 2003, up 59.5% from the $8.2 million for the third quarter of 2002.  The year-over-year net revenue growth was driven by a $2.7 million increase in NASDAQ trading net revenue and a $2.5 million increase in investment banking revenue. During the quarter the firm acted as a lead manager on one equity offering and co-manager on three equity offerings.  The firm acted as an advisor on three M&A transactions.

         Municipal Capital Markets net revenues were $10.6 million, down 24.5% from $14.0 million reported for the quarter ended September 30, 2002, due to lower public finance and trading revenues compared to the prior period.  Public Finance revenue of $6.5 million was down $1.0 million.  Sales and trading revenue was down $2.4 million when compared to the prior period.

         Taxable Fixed Income net revenues were $9.0 million for the third quarter of 2003, down 43.5% from the $15.9 million for the comparable prior year quarter. The decrease in net revenues in the Taxable Fixed Income division was due primarily to compression of spreads in the secondary corporate bond market.

Parent & Affiliates

         FA Asset Management net revenues were $0.6 million for the quarter ended September 30, 2003, down 15.3% from the comparable quarter last year.  As previously reported, the Company acquired Noddings Investments in December 2002.  Revenues from this operation were adversely impacted during the third quarter because the convertible arbitrage accounts under management did not exceed benchmarks and thus no meaningful performance fee income was generated.  On October 1, 2003, FA Asset Management opened a new fund that will allow more investors to participate in the convertible arbitrage market.

         Investment gains for the quarter ended September 30, 2003 were $ 3.7 million net of taxes due to an increase in fair market value of the investment portfolio held by First Albany Companies.

Three-Month Period Ended September 30, 2003

Commissions

Commissions revenue increased $0.5 million or 12% primarily due to increases in listed agency transactions in the Equity Capital Markets segment.

Principal Transactions

Principal transactions decreased $8.0 million or 26%.  This amount was comprised primarily of an increase of $1.8 million by the Equity Capital Markets segment due to an increase in NASDAQ trading revenue, a decrease of $6.8 million in Taxable Fixed Income due primarily to compression of spreads in the secondary corporate bond market, a decrease of $1.6 million in Municipal Capital Markets, a decrease of $1.9  million in Fixed Income-Other and an increase of $0.5 million in Corporate-Other.

Investment Banking

Investment banking revenues increased $0.8 million or 10%.  The increase was comprised mainly of an increase of $2.5 million in the Equity Capital Markets segment and a decrease of $1.7 million in municipal investment banking in the Municipal Capital Markets segment.

Investment Gain (Loss)

Investment gain (loss) increased by $6.8 million due to an increase in fair market value of the investment portfolio held at the Parent.

Interest Income

Interest income decreased $3.1 million or 64% due primarily to the Company discontinuing its securities borrow/securities loan conduit business in late 2002.

Interest Expense

Interest expense decreased $2.5 million or 72% due primarily to the Company discontinuing its securities borrow/securities loan conduit business in late 2002.

Compensation and Benefits

Compensation and benefits decreased $5.2 million or 15% due primarily to a decrease in Net Revenues (See Note 17 of the Condensed Consolidated Financial Statements).

Equity in loss of affiliate

As of December 31, 2002, First Albany Companies Inc. changed its method of accounting for its investment in Mechanical Technology Inc. (NASDAQ: MKTY) from the equity method of accounting to the fair value method.  As a result, the Company no longer recognizes equity income or loss from its proportionate share of Mechanical Technology's financial results.  For the quarter ended September 30, 2002, the Company recognized a $1.9 million equity loss related to its investment in Mechanical Technology.

Income Tax Expense (Benefit)

Income tax expense increased $2.5 million due mainly to an increase in income before income tax.

	Nine Months Ended
(In thousands of dollars)	September 30, 2003	September 30, 2002
--------------------------------------------------------------------------------------------------
Revenues:
Commissions	$12,405	$10,423
Principal transactions	81,421	83,216
Investment banking	21,598	22,777
Investment gain (loss)	14,116	(684)
Interest income	4,951	13,598
Fees and others	4,872	3,846
--------------------------------------------------------------------------------------------------
Total revenues	139,363	133,176
Interest expense	2,458	9,802
--------------------------------------------------------------------------------------------------
Net revenues	136,905	123,374
--------------------------------------------------------------------------------------------------
Expenses (excluding interest):
Compensation and benefits	91,297	90,909
Clearing, settlement and brokerage costs	3,818	2,895
Communications and data processing	10,805	8,716
Occupancy and depreciation	6,956	6,602
Selling	5,169	4,588
Other	6,582	6,343
--------------------------------------------------------------------------------------------------
Total expenses (excluding interest)	124,627	120,053
Operating income	12,278	3,321
Equity in loss of affiliate	-	(8,046)
Gains on sale equity holdings	-	1,184
--------------------------------------------------------------------------------------------------
Income (loss) before income taxes	12,278	(3,541)
Income tax expense (benefit)	4,828	(1,438)
--------------------------------------------------------------------------------------------------
Income (loss) from continuing operations	7,450	(2,103)
Income from discontinued operations, net of taxes	146	550
--------------------------------------------------------------------------------------------------
Net income (loss)	$7,596	$(1,553)
=================================================================
Net interest income:
Interest income	$4,951	$13,598
Interest expense	2,458	9,802
--------------------------------------------------------------------------------------------------
Net interest income	$2,493	$3,796
=================================================================

Nine-Month Period Ended September 30, 2003

Commissions

Commissions revenue increased $2.0 million or 19% primarily due to increases in listed agency transactions in the Equity Capital Markets segment.

Principal Transactions

Principal transactions revenue decreased $1.8 million or 2%.  This amount was comprised primarily of an increase of $10.4 million by the Equity Capital Markets segment due mainly to an increase in NASDAQ trading revenues, an increase of $1.1 million in Corporate-Other segment, a decrease of $6.1 million in the Taxable Fixed Income segment, a decrease of $5.0 million in Municipal Capital Markets and a decrease of $2.2 million in the Fixed Income-Other segment.  While the equity related segment shows strong revenue growth due to the Company's ongoing investment in this area, the Company's fixed income divisions' principal transaction related revenues showed a decrease due mainly to market conditions.

Investment Banking

Investment banking revenues decreased $1.2 million or 5%. The decrease was comprised mainly of an increase of $1.2 million in the Equity Capital Markets segment and a decrease of $2.4 million in the Municipal Capital Markets segment reflecting lower underwriting activity and revenues.

Investment Gain (Loss)

Investment gain (loss) increased $14.8 million due to an increase in fair market value of the investment portfolio held at the Parent.

Interest Income

Interest income decreased $8.6 million or 64% primarily due to the Company discontinuing its securities borrow/securities loan conduit business in late 2002.

Fees and Other

Fees and other increased $1.0 million or 27% primarily due to increased revenues generated by the FA Asset Management Inc. segment as a result of the Noddings acquisition in December 2002.

Interest Expense

Interest expense decreased $7.3 million or 75% primarily due to the Company discontinuing its securities borrow/securities loan conduit business in late 2002.

Clearing, Settlement and Brokerage Costs

Clearing, settlement and brokerage costs increased $0.9 million or 32% due primarily to increase in NASDAQ related trading in the Equity Capital Markets segment.

Communications and Data Processing

Communications and data processing expense increased $2.1 million or 24% due primarily to an increase in the number of equity securities transactions and market data related services in the Equity Capital Markets segment.

Equity in loss of affiliate

As of December 31, 2002, First Albany Companies Inc. changed its method of accounting for its investment in Mechanical Technology Inc. (NASDAQ: MKTY) from the equity method of accounting to the fair value method.  As a result, the Company no longer recognizes equity income or loss from its proportionate share of Mechanical Technology's financial results.  For the nine months ended September 30, 2002, the Company recognized a $8.0 million equity loss related to its investment in Mechanical Technology.

Gain on Sale of Equity Holdings

As of December 31, 2002, First Albany Companies Inc. changed its method of accounting for its investment in Mechanical Technology Inc. (NASDAQ: MKTY) from the equity method of accounting to the fair value method.  For the nine months ended September 30, 2002, the Company recognized $1.2 million gain related to the sale of its investment in Mechanical Technology.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased $6.3 million due to a change in income (loss) before income taxes.

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

As of September 30, 2003, First Albany Capital Inc., a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer's net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company's broker-dealer subsidiary to expand or even maintain its present levels of business and the ability to support the obligations or requirements of the Company. As of September 30, 2003, the Corporation had net capital of $22.7 million, which exceeded minimum net capital requirements by $21.7 million.

As of September 30, 2003, the Company had a commitment through July 2006 to invest up to $14.8 million in FA Technology Ventures, L.P. (the "Partnership").  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership's primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

As of September 30, 2003, the Company had an additional commitment through July 2006 to invest up to $11.4 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements. The EIF are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

The Company has net deferred tax assets of $7.7 million and deferred tax liabilities of $6.6 million as of September 30, 2003. The Company expects that it will realize the benefit of the deferred tax assets through the combination of future taxable income and income available in years in which the reversal of the asset can be carried back.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of September 30, 2003, the Company had $0.4 million outstanding underwriting commitments and had purchased $0.4 million and sold $4.1 million securities on a when-issued basis.

Management believes that funds provided by operations and a variety of bank lines of credit totaling $300 million, of which approximately $78 million were unused as of September 30, 2003, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs.  These bank lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist and are repayable on demand.  These bank lines of credit are limited to financing securities eligible for collateralization, which includes Company owned securities.

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

Following is a discussion of the Company's primary market risk exposures as of September 30, 2003, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at September 30, 2003 was $153.8 million and $186.8 million at December 31, 2002.  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.   At September 30, 2003, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $5.0 million and at year-end 2002 was $6.6 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $9.9 million at September 30, 2003 and $6.5 million at December 31, 2002, have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $1.0 million at September 30, 2003 and $0.7 million at year-end 2002.

The Company's investment portfolio excluding the consolidation of Variable Interest Entities (see Note 8 of the Condensed Consolidated Financial Statements) at September 30, 2003 and December 31, 2002, had a fair market value of $42.7 million and $27.4 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $4.3 million at September 30, 2003 and $2.7 million at year-end 2002.  The actual risks and results of such adverse effects may differ substantially.

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

(10.17)      Employment Agreement dated 3/20/03 (filed as exhibit 10.17 to form 10-Q for the quarter ended March 31, 2003)

(11)           Statement Re:  Computation of Per Share Earnings (filed herewith)

(31)           Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act

(32)           Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

(b)             Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

1.        Form 8-K filed July 7, 2003, announcing the temporary suspension of trading under First Albany Corporation Employees' Retirement and Savings Plan.

2.        Form 8-K/A filed July 8, 2003, announcing the temporary suspension of trading under First Albany Corporation Employees' Retirement and Savings Plan.

3.        Form 8-K filed July 22, 2003, announcing First Albany Companies Inc.'s financial results for the quarter ended June 30, 2003.

Three Months Ended September 30,			Nine Months Ended September 30,
----------------------------------------------------------------------------------------------
(In thousands, except per share amounts)	2003	2002	2003	2002
----------------------------------------------------------------------------------------------

Basic:
----------------------------------------------------------------------------------------------
Net income (loss)	$2,824	$331	$7,596	$(1,553)
===============================================================
Weighted average number of shares outstanding during the period	10,608	9,665	10,439	9,583
----------------------------------------------------------------------------------------------
Net income (loss) per share	$0.27	$0.03	$0.73	$(0.16)
===============================================================

Dilutive:
----------------------------------------------------------------------------------------------
Net income (loss)	$2,824	$331	$7,596	$(1,553)
===============================================================
Weighted average number of shares outstanding during the period	10,628	9,665	10,439	9,583
Effect of dilutive common equivalent shares	1,848	-	1,106	-
----------------------------------------------------------------------------------------------
Weighted average shares and common equivalent shares outstanding	12,476	9,665	11,545	9,583
----------------------------------------------------------------------------------------------
Net income (loss)	$0.23	$0.03	$0.66	$(0.16)
===============================================================

Per share figures and shares outstanding have been restated for all stock dividends declared.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.

(Registrant)

Date:	11/11/03	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer

Date:	11/11/03	/S/ STEVEN R. JENKINS
Steven R. Jenkins
Chief Financial Officer
(Principal Accounting Officer)