Form 10-K
period 2003-12-31
FIRST ALBANY COMPANIES INC
filed 2004-03-12
CIK 782842

FIRST ALBANY COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

- or -

[    ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                     to

Commission file number 014140

F I R S T   A L B A N Y   C O M P A N I E S   I N C.

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

Common stock par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Act)

Yes  [ X ]      No

The aggregate market value of the shares of common stock of the Registrant held by non-affiliates based upon the closing price of Registrant's shares as reported on the NASDAQ system on June 30, 2003 which was $12.07 was $90,346,376.

As of February 18, 2004, 12,405,205 shares, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

The Exhibit Index is included on page 56 through 58.

The total number of pages in this document is 65.

Part I

Item 1.  Business

First Albany Companies Inc. (the "Company") is the parent company of First Albany Capital Inc. ("First Albany"), formerly First Albany Corporation, FA Asset Management Inc. and FA Technology Ventures Corporation.  Founded in 1953, the Company is an institutionally focused independent investment bank and asset management firm.  First Albany is a research driven investment banking and capital markets boutique providing corporate and public finance services and the trading of corporate, government and municipal securities for institutions. FA Asset Management is an investment management company. FA Technology Ventures is a manager of venture capital funds which invest in early stage companies, while providing management and guidance for these companies in the emerging growth sectors of information technology and energy technology.  The Company is traded on NASDAQ under the symbol FACT and today has 19 offices in 12 states.

In August 2000 First Albany divested its retail brokerage operation, the Private Client Group.  The operating results of the Private Client Group are reported as discontinued operations.

First Albany is a member of the New York Stock Exchange, Inc. ("NYSE"), the American Stock Exchange, Inc. ("ASE"), the Boston Stock Exchange, Inc. ("BSE"), the National Futures Association (“NFA”) and various other exchanges and is registered as a broker-dealer with the Securities and Exchange Commission ("SEC").  First Albany is also a member of the National Association of Securities Dealers, Inc. ("NASD").

Additional information about First Albany Companies Inc. is available on our website at http://www.firstalbany.com.  We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statements.  Investors can find this information under the “Investor Relations” section of our website.  These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.  The information on our website is not incorporated by reference into this Report.

Also, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC,  at http://www.sec.gov.

Sources of Revenues

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows (excludes discontinued operations):

For the years ended	December 31, 2003		December 31, 2002		December 31, 2001
(In thousands of dollars)	Amount	Percent	Amount	Percent	Amount	Percent
Commissions	$16,946	8.7%	$15,100	8.3%	$14,533	9.0%
Principal transactions	107,529	55.0%	114,417	63.2%	95,407	58.8%
Investment banking	34,730	17.8%	28,471	15.7%	21,218	13.1%
Investment gains (losses)	23,597	12.1%	638	0.4%	(219)	(0.1)%
Fees and others	6,001	3.0%	5,181	2.9%	5,272	3.2%
Total operating revenues	188,803	96.6%	163,807	90.5%	136,211	84.0%
Interest income	6,688	3.4%	17,259	9.5%	26,011	16.0%
Total revenues	$195,491	100.0%	$181,066	100.0%	$162,222	100.0%

For information regarding the Company’s reportable segment information, refer to Note 19 of the Consolidated Financial Statements.

#

Securities Commissions

In executing customers' orders to buy or sell listed securities and securities in which it does not make a market, First Albany generally acts as an agent and charges a commission.

Principal Transactions

First Albany buys and maintains inventories of municipal debt (tax-exempt and taxable) through its Municipal Capital Markets segment, corporate debt and convertible securities through its Taxable Fixed Income segment and equity securities through its Equity Capital Markets segment as a "market maker" for sale of those securities to other dealers and to customers.  As of December 31, 2003, First Albany made a market in 451 common stocks quoted on NASDAQ.  Most of the inventory positions are carried for the purpose of generating sales credits by the institutional sales force.  First Albany also trades tax-exempt and taxable municipal bonds, and taxable debt securities, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities; and corporate obligations.  Principal transactions have been a significant source of revenue and should continue to be so in the future.

First Albany's trading activities require the commitment of capital and may place First Albany's capital at risk. All inventory positions are marked to the market on a weekly basis at a minimum.  First Albany also hedges certain municipal inventory positions with highly liquid future contracts and U.S. Government Securities.  The following table sets forth the highest, lowest, and average month-end inventories (including the net of securities owned and securities sold, but not yet purchased) for calendar 2003 by securities category where First Albany acted as principal.

(In thousands of dollars)	Highest Inventory	Lowest Inventory	Average Inventory
State and municipal bonds	$270,057	$128,304	$179,865
Corporate obligations	54,963	19,019	29,923
Corporate stocks (including preferred stocks)	13,105	4,213	7,293
U.S. Government and federal agencies obligations	(9,527)	(64,031)	(28,007)

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

For the periods indicated, the table below highlights the number and dollar amount of corporate securities offerings managed or co-managed by First Albany and the number and amount of First Albany’s underwriting participation in syndicates, including those managed or co-managed by First Albany.  The number and dollar amount of corporate stock and bond offerings for the year ended December 2003 show an increase versus the prior two years.  It reflects the core of First Albany’s strategic plan to focus on capital raising opportunities with middle market companies in the consumer/retail, energy, healthcare and technology sectors.  Our new business development efforts yielded new clients and a larger market share.

Corporate Stock and Bond Offerings
(In thousands of dollars)	Managed or Co-Managed		Syndicate Participations
Year Ended	Number of Issues	Amount of Offering	Number of Participations	Amount of Participation
December 2003	15	$1,971,779	20	$155,699
December 2002	3	370,500	11	22,341
December 2001	3	275,138	9	22,732

For the periods indicated, the table below highlights the number and dollar amount of municipal securities offerings managed or co-managed by First Albany and the number and amount of First Albany’s underwriting participation in syndicates, including those managed or co-managed by First Albany.  Deal volumes for municipal bond offerings remained strong in 2003, although off slightly from record levels in 2002.  Results for 2003 reflect market leadership in tobacco, education, housing, corporate-backed debt, aviation, water and sewer, healthcare and asset-securitization areas of public finance due to the skills, experience and record of client service of First Albany’s people, combined with our broad securities distribution capability.

Municipal Bond Offerings
(In thousands of dollars)	Managed or Co-Managed	Syndicate Participations
Year Ended	Number of Issues	Dollar Amount	Number of Participations	Dollar Amount
December 2003	281	$57,989,985	307	$12,740,343
December 2002	405	$70,088,800	456	$7,027,360
December 2001	331	$30,430,595	364	$4,532,902

Investment gains (losses)

The Company’s investment portfolio includes interests in publicly and privately held companies. Investment gains (losses) are comprised of both unrealized and realized gains and losses from the Company’s investment portfolio (see Note 6 of the Consolidated Financial Statements).

Fees and Others

A majority of the fees the Company earns relates to the activity of both FA Asset Management Inc., acting as an investment advisor, managing the assets of institutions and individuals, and FA Technology Ventures Corporation,  managing private equity funds, and providing venture financing to emerging growth companies.

Operations

First Albany's operations activities include: execution of orders; processing of transactions; receipt, identification, and delivery of funds and securities; custody of customers' securities; internal control; and compliance with regulatory and legal requirements.  First Albany clears its own securities transactions.

The volume of transactions handled by the operations staff fluctuates substantially.  The monthly numbers of purchase and sale transactions processed for the periods indicated were as follows:

	Number of Monthly Transactions
Year Ended	High	Low	Average
December 2003	401,354	212,984	302,450
December 2002	368,376	109,160	195,035
December 2001	81,359	48,408	69,484

The number of transactions increased in 2003 primarily due to an increase in NASDAQ trading volumes in the Equity Capital Markets segment.

First Albany has established internal controls and safeguards to help prevent securities theft, including the use of depositaries and periodic securities counts.  Operations, compliance, internal audit, and legal personnel monitor compliance with applicable laws, rules, and regulations.  As required by the NYSE and other regulatory authorities, First Albany carries fidelity bonds covering loss or theft of securities as well as embezzlement and forgery.

#

Research

First Albany maintains a professional staff of equity and fixed income analysts working within our Equity Capital Markets and Taxable Fixed Income segments, respectively. Research is focused on several industry sectors, including technology, energy, healthcare and consumers.  First Albany employs 19 senior analysts who support the Equity Capital Markets segment, and 9 analysts who support the Taxable Fixed Income segment.

Equity Research is focused on several major industry sectors, including, technology healthcare, energy, and consumer, in addition to special situations.  Over the last year the equity research team continued to both broaden and deepen its coverage in the four major industry sectors.  At year-end 2003, Equity Research had 236 companies under coverage, up 30% from 180 stocks at year-end 2002, and diversification of the research product continued as planned.  Most noteworthy was the increase in healthcare and consumer industry coverage, which resulted in part from expansion of both the healthcare and consumer research teams.  Sector coverage as a percentage of total stocks under coverage at year-end 2003 was as follows: technology 43%, healthcare 28%, energy 16%, consumer 8%, and special situations 5%.  This compares to stock coverage by sector in 2002 represented as follows: technology 48%, healthcare 23%, energy 23%, consumer 5%, and special situations 1%.

Research services include review and analysis of the economy, general market conditions, technology trends, industries and specific companies via both fundamental and technical analyses; recommendations of specific action with regard to industries and specific companies; and responses to inquiries from customers.

Employees

At February 29, 2004, the Company had 476 full-time employees, of which 145 were institutional salespeople and institutional traders, 217 were in other revenue producing positions, 25 were in operations, and 89 were in other support and administrative functions.

Salespeople, traders, investment bankers and others are required to take examinations given by the NASD and approved by the NYSE and all principal exchanges as well as state securities authorities to both obtain and maintain their securities license registrations.  Registered employees are also required to participate annually in the firm’s continuing education program. There is strong competition among securities firms for salespeople, traders, investment bankers and research analysts with proven production records.  The Company considers its employee relations to be good and believes that its compensation and employee benefits are competitive with those offered by other securities firms.  None of the Company's employees are covered by a collective bargaining agreement.

Competition

First Albany is engaged in a highly competitive business.  Its competition includes, with respect to one or more aspects of its business, all of the member organizations of the NYSE and other registered securities exchanges, and all members of the NASD. Many of these organizations are national firms and have substantially greater financial and human resources than First Albany. In many instances, First Albany is competing directly with such organizations. The Company believes that the principal factors affecting competition for the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

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

#

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

Compliance with the Net Capital Rule may limit those operations which require the use of the firm’s capital for purposes, such as maintaining the inventory required for trading in securities, underwriting securities, and financing customer margin account balances.  Net capital and aggregate debit balances change from day to day, primarily based on the firm’s inventory positions, and the portion of their value the Net Capital Rule allows the firm to include as part of its capital.  At December 31, 2003, First Albany's net capital was $26.6 million, which was 571.75% of aggregate debit balances (2% minimum requirement) and $25.6 million in excess of required minimum net capital.

Risk Factors Affecting the Company and the Financial Services Industry

The financial services industry is characterized by frequent change, including dramatic changes in laws, rules and regulations, the effects of which have been difficult to predict and have caused significant structural changes and expenditures. In addition to an evolving regulatory environment, the industry has been subject to radical changes in pricing structure, alternating periods of contraction and expansion and intense competition from within and outside the industry.

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

Industry Changes and Competitive Factors

The financial services industry has experienced considerable consolidation as numerous financial services firms have either been acquired by other financial services firms or have ceased operations. In many cases, this has resulted in an increase in the financial resources of firms that compete with the Company.  In addition, a number of heavily capitalized companies that were not previously engaged in the financial services business have made investments in and acquired financial services firms. Increasing competitive pressures in the financial services industry may require smaller firms to offer to their customers many of the services that are provided by much larger firms that have substantially greater resources than the Company.

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

This legislation allows commercial banks, securities firms and insurance firms to affiliate, and accelerated consolidation and has lead to increasing competition in markets traditionally dominated by investment banks and brokerage firms. Continued expansion of the type and extent of competitive services that banks and other institutions offer, or further repeal or modification of administrative or legislative barriers may adversely affect firms such as the Company.

Liquidity

The Company relies on the credit facilities of various banks to finance its inventory, property, equipment and receivables. Inventory positions and securities from customer “fails to deliver” are utilized as collateral for these loans. The Company also has commitments to invest in certain partnerships as discussed in the Liquidity and Capital Resources section in Item 7.  While management believes that funds provided by operations and existing bank credit facilities will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs, there is no guarantee that the Company will continue to have access to these bank lines in the future.

Market and Other Risks

Refer to Item 7a “Quantitative and Qualitative Disclosures about Market Risk.”

Regulation

The Company’s business is subject to regulation by various regulatory authorities that are charged with protecting the interests of broker-dealers' and investment advisers' customers. See "Regulation" above.

Effect of Net Capital Requirements

The SEC and the NYSE have stringent rules with respect to the net capital requirements of securities firms.  A significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiary to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company.  See "Net Capital Requirements" above.

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

#

Item 2.  Properties

The Company currently leases all of its office space.  The Company's lease for its executive offices and brokerage operations in Albany, New York expires in 2004.  The Company has entered into a lease at a new location in Albany, New York that will expire in 2015.

A list of office locations follows:

Albany, NY	Hartford, CT	Oakbrooke Terrace, IL
Bonita Springs, FL	Houston, TX	Richmond (Glen Allen), VA
Boston, MA	Los Angeles, CA	San Francisco, CA
Chadds Ford, PA	Minneapolis, MN	Sarasota, FL
Chicago, IL	Morristown, NJ	Pittsburgh, PA
Denver, CO	New York, NY	Stamford, CT
Wellesley, MA

Item 3.  Legal Proceedings

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

In 1999, the Company acted as a placement agent for a $7.5 million bond issue.  In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement, which expires on October 1, 2004, that indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds. These bonds are collateralized by a first security interest in certain rights, titles and interests of the company for whom the bonds were issued.  As of December 31, 2003, management has accrued its estimate of the probable amount of the loss expected to be incurred based upon current conditions.  In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims.  Certain of these are class actions, which seek unspecified damages, which could be substantial.  Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely to have an adverse disposition.  Although further losses are possible, the opinion of management, based upon the advice of its attorneys and General Counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's common stock trades on the NASDAQ National Market System under the symbol "FACT".  As of February 25, 2004 there were approximately 2,394 holders of record of the Company's common stock.  The following table sets forth the high and low bid quotations for the common stock as adjusted for subsequent stock dividends during each quarter for the fiscal years ended:

	Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2003
Stock Price Range
High	$8.24	$13.54	$14.50	$15.57
Low	5.70	7.10	11.41	12.74
Cash Dividend Per Share	0.05	0.05	0.05	0.05

2002
Stock Price Range
High	$6.94	$6.43	$6.23	$7.94
Low	5.25	5.35	4.48	5.71
Cash Dividend Per Share	0.05	0.05	0.05	0.05

For information regarding the Company’s securities authorized for issuance under equity compensation plans, refer to Note 15 of the Consolidated Financial Statements.

The Board of Directors of the Company continues to monitor the appropriateness of paying cash dividends. Certain debt covenants contain restrictive clauses which could impact the ability of the Company to pay dividends in the future.

#

Item 6.  Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.  This information should be read in conjunction with the Consolidated Financial Statement and related notes thereto included elsewhere herein.

For the years ended	2003	2002	2001	2000	1999
Operating results
Operating revenues	$188,803	$163,807	$136,211	$113,908	$98,455
Interest income	6,688	17,259	26,011	79,920	57,088
Total revenues	195,491	181,066	162,222	193,828	155,543
Interest expense	3,370	12,074	22,271	73,205	51,546
Net revenues	192,121	168,992	139,951	120,623	103,997
Expenses (excluding interest)	174,805	167,464	145,760	118,782	108,722
Operating income (loss)	17,316	1,528	(5,809)	1,841	(4,725)
Equity in (loss) income of affiliate	-	(5,723)	1,271	(6,202)	(3,629)
Gains on sale of equity holdings	-	7,170	-	-	-
Income (loss) before income taxes	17,316	2,975	(4,538)	(4,361)	(8,354)
Income tax expense (benefit)	6,929	587	(2,608)	(1,428)	(3,494)
Income (loss) from continuing operations	10,387	2,388	(1,930)	(2,933)	(4,860)
Income (loss) from discontinued operations, net of taxes	174	849	(1,062)	422	5,273
Gain on sale of discontinued operations, net of taxes	-	-	-	22,799	-
Income (loss) before cumulative effect of change in accounting principles	10,561	3,237	(2,992)	20,288	413
Cumulative effect of accounting change, net of taxes	-	(2,655)	-	-	-
Net income (loss)	$10,561	$582	$(2,992)	$20,288	$413

Per common share:
Income (loss) from continuing operations:
Basic	$0.98	$0.25	$(0.21)	$(0.30)	$(0.49)
Dilutive	0.88	0.25	(0.21)	(0.30)	(0.49)
Cash dividend	0.20	0.20	0.20	0.20	0.20
Book value	7.64	6.62	6.69	7.17	5.36
As of December 31:	2003	2002	2001	2000	1999
Financial condition:
Total assets	$394,347	$440,172	$1,109,084	$646,125	$1,008,134
Short term bank loans	138,500	215,100	238,650	127,853	172,534
Notes payable – long term	14,422	8,298	12,028	2,933	5,480
Obligations under capital leases	3,183	2,708	2,958	2,591	4,917
Subordinated debt	3,721	1,760	6,000	6,000	7,500
Stockholders’ equity	83,434	66,641	62,875	66,106	53,116

In 2002, the Company exchanged 8 million shares of Mechanical Technology Incorporated (“MKTY”) common stock it owned for 2,721,088 shares of Plug Power, Inc. (“PLUG”) common stock owned by MKTY.  The exchange was valued at the price of Plug Power’s stock, which was $5.00 per share and accordingly, the Company recognized a gain on this transaction of $5.9 million.  Other sales of the Company’s investment in MKTY during 2002 resulted in additional gains on sale of equity holdings of approximately $1.3 million.  The Company had previously accounted for its investment in MKTY under the equity method of accounting through December 31, 2002 and as of December 31, 2002 has accounted for its investment in MKTY at fair value.  Under the equity method of accounting the Company had consistently reported its proportionate share of MKTY’s financial results on a quarter lag.  As a result of the transaction and the new accounting treatment, the Company reflected the final equity adjustment representing its proportionate share of MKTY’s financial results for the quarter ended December 31, 2002 in the Company’s financial statements for the year ended December 31, 2002 rather than on a quarter lag.  The effect of this change was to record a $2.7 million expense to recognize the cumulative effect of having previously recorded the equity losses of MKTY on a quarter lag.

Effective in 2003, investment gains/losses relating to MKTY and PLUG are included in operating revenues.  During 2003, the Company recognized approximately $23.6 million in investment gains of which $18.9 million related to MKTY and PLUG.

Refer to Note 6 of the Consolidated Financial Statements for information related to the change in accounting principle in 2002.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

First Albany Companies Inc. (the "Company") is the parent company of First Albany Capital Inc. ("First Albany"), formerly First Albany Corporation, FA Asset Management Inc. and FA Technology Ventures Corporation.

First Albany is a broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of various exchanges, the National Association of Securities Dealers, Inc. and the National Futures Association. Its primary business includes the underwriting, distribution, and trading of fixed income and equity securities.  The investment banking and brokerage businesses earn revenues in direct correlation with the general level of trading activity in the stock and bond markets.  This level of activity cannot be controlled by the Company; however, many of the Company's costs are fixed.  This is a highly competitive business.  Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

The year 2003 was a far more positive year for the equity markets and a poor year for the fixed income markets.  The return of the S&P 500 Index of stock prices was 28.62% compared to –23.37% in 2002.  The return of the NASDAQ, often used as a proxy for technology stock performance, was 50.01% compared to –31.53% in 2002.  The total return of the Lehman Intermediate Government-Corporate Bond index was 4.31%.

#

FIRST ALBANY COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

	Years Ended December 31
(In thousands of dollars)	2003	2002	2001
Revenues
Commissions	$16,946	$15,100	$14,533
Principal transactions	107,529	114,417	95,407
Investment banking	34,730	28,471	21,218
Investment gain (losses)	23,597	638	(219)
Interest income	6,688	17,259	26,011
Fees and others	6,001	5,181	5,272
Total revenues	195,491	181,066	162,222
Interest expense	3,370	12,074	22,271
Net revenues	192,121	168,992	139,951
Expenses (excluding interest)
Compensation and benefits	129,855	127,538	113,554
Clearing, settlement and brokerage costs	5,169	4,262	3,619
Communications and data processing	14,462	12,277	9,619
Occupancy and depreciation	9,339	8,777	7,803
Selling	7,473	6,509	6,369
Other	8,507	8,101	4,796
Total expenses (excluding interest)	174,805	167,464	145,760
Operating income (loss)	17,316	1,528	(5,809)
Equity in income (loss) of affiliate	-	(5,723)	1,271
Gains on sale of equity holdings	-	7,170	-
Income (loss) before income taxes	17,316	2,975	(4,538)
Income tax expense (benefit)	6,929	587	(2,608)
Income (loss) from continuing operations	10,387	2,388	(1,930)
Income (loss) from discontinued operations, net of taxes	174	849	(1,062)
Income (loss) before cumulative effect of change in accounting principles	10,561	3,237	(2,992)
Cumulative effect of accounting change, net of taxes	-	(2,655)	-
Net income (loss)	$10,561	$582	$(2,992)

Net interest income
Interest income	$6,688	$17,259	$26,011
Interest expense	3,370	12,074	22,271
Net interest income	$3,318	$5,185	$3,740

FIRST ALBANY COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

BUSINESS OVERVIEW

Net Income (loss)

For the twelve months ended December 31, 2003, consolidated net revenues from continuing operations for the Company were $192.1 million, compared to $169.0 million for the same period in 2002, an increase of 13.7%. Consolidated net income from continuing operations was $10.4 million for the twelve months ended 2003. For the twelve months ended December 31, 2003, net income per diluted share from continuing operations was $0.88, compared to $0.25 per diluted share for the equivalent period in 2002.

First Albany Capital

First Albany Capital is the securities brokerage and investment banking operation of the Company.

Net revenues for the twelve months ended December 31, 2003 from First Albany Capital, were $164.4 million compared to $164.5 million during the same period in 2002.  First Albany Capital had income from continuing operations of $4.3 million for the twelve months ended December 31, 2003 compared to $4.1 million for the same period in 2002.

Results for the divisions of First Albany Capital are:

•

For the twelve months ended December 31, 2003, Equity Capital Markets’ net revenue of $52.3 million represented a 67% increase over 2002 levels.  For the year, NASDAQ net revenue was up $13.0 million, or 91%, compared to 2002 and investment banking revenue increased $7.3 million over the same time period driven primarily by strategic investments in key personnel.

•

After a record year in 2002, Taxable Fixed Income’s net revenue was down 22.4% to $50.8 million for the twelve months ended December 31, 2003. Compression of spreads in the secondary corporate bond market continues to negatively impact net revenue in Taxable Fixed Income.

•

Municipal Capital Markets’ net revenue, for the twelve months ended December 31, 2003, were off 8.8%, after a record year in 2002.  Trading revenue was down $1.7 million and principal transaction revenues were off $1.4 million. After a record year in 2002, Public Finance revenues were down only 3.4%.

Parent & Affiliates

•

Investment gains for the year ended December 31, 2003 were $23.6 million due to an increase in fair market value of the investment portfolio held by First Albany Companies Inc. For the twelve months ended December 31, 2003, FA Technology Ventures, the venture capital subsidiary, committed $7.0 million on behalf of the fund, FA Technology Ventures LP, to four portfolio companies including Adapt Media, Seranoa Networks, Concentrix Corporation, and IP MobileNet.

•

For the twelve months ended December 31, 2003, FA Asset Management’s net revenue increased 40.1% to $3.7 million.  Net income for the year was a loss of $1.6 million, compared to a loss of $0.5 million in 2002.  The decline in profitability was the result of weak incentive fees at Noddings Investments and increased personnel expenses related to strategic growth initiatives for this business.  In the fourth quarter of 2003, FA Asset Management opened a Sarasota, Florida office focused on managing value-oriented funds, adding approximately $120 million in assets under management.  As of December 31, 2003, FA Asset Management had over $1 billion in assets under management.

Due to the sale of the Private Client Group (See Note 22 to the consolidated financial statements), the Company’s retail brokerage network’s operating results are reported as discontinued operation.  For the year ended December 31, 2003, the Company’s income from discontinued operations was $0.2 million compared to income of $0.8 million in 2002 and a loss of $1.1 million in 2001, income of $0.01 per diluted share, compared to income of $0.09 in 2002 and a loss of $0.11 in 2001, respectively.

FIRST ALBANY COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

Commissions

Commission revenue represents revenues generated by the Company in executing customers' orders to buy or sell listed securities and securities in which it does not make a market, the Company generally acts as an agent and charges a commission.  Commission revenue was generated from the following business segments:

	Years Ended December 31
(In thousands of dollars)	2003	2002	2001
Taxable Fixed Income	$102	$243	$340
Municipal Capital Markets	47	107	178
Equity Capital Markets	16,774	14,671	13,999
Fixed Income - Other	-	3	5
Parent & Affiliates/Corporate-Other	23	76	11
Total Commissions Revenue	$16,946	$15,100	$14,533

The increase in commission revenue in 2003 and 2002 was a result of the increase in listed agency transactions by the Equity Capital Markets segment. This is primarily a result of the strategic decision in 2001 to invest in key personnel as well as improved overall equity markets

Principal Transactions

Principal transactions revenue represents trading of municipal debt (tax-exempt and taxable) through its Municipal Capital Markets segment, corporate debt and convertible securities through its Taxable Fixed Income segment and equity securities through its Equity Capital Markets segment as a "market maker" for sale of those securities to other dealers and to customers.  Most of the trading is for the purpose of generating sales credits by the institutional sales force.  Principal transactions revenue was generated from the following business segments:

	Years Ended December 31
(In thousands of dollars)	2003	2002	2001
Taxable Fixed Income	$49,949	$64,311	$54,887
Municipal Capital Markets	16,138	19,074	19,716
Equity Capital Markets	24,282	12,808	4,400
Fixed Income - Other	16,952	18,689	16,555
Parent & Affiliates/Corporate-Other	208	(465)	(151)
Total Principal Transactions Revenue	$107,529	$114,417	$95,407

Principal transactions in 2003 decreased $6.9 million or 6%.  These revenues were negatively impacted due to the compression in price spreads in the secondary corporate bond market which resulted in a $14.4 million decline in revenue from the Taxable Fixed Income segment. Meanwhile, the Equity Capital Markets segment revenues increased $11.5 million as a result of the expansion of the NASDAQ trading effort and improved NASDAQ markets. After a strong year in 2002, revenues were down in both the Municipal Capital Markets and Fixed Income – Other segments due mainly to market conditions.

In 2002, principal transactions increased $19.0 million or 20%. This amount was comprised primarily of an increase in the Taxable Fixed Income segment of $9.4 million due mainly to favorable market conditions and increase productivity, an increase of $8.4 million in Equity Capital Markets segment as a result of growth driven by the restructuring of this business late in 2001 and throughout 2002 and an increase of $2.1 million in the Fixed Income-Other segment.

Investment Banking

Investment Banking revenue represents revenues generated by the Company managing, co-managing, and participating in corporate securities offerings through its Equity Capital Markets segment and municipal securities offerings through its Municipal Capital Markets segment.  Investment Banking revenue was generated from the following business segments:

	Years Ended December 31
(In thousands of dollars)	2003	2002	2001
Taxable Fixed Income	$242	$96	$335
Municipal Capital Markets	23,743	24,753	15,282
Equity Capital Markets	10,798	3,527	5,403
Fixed Income - Other	(58)	95	199
Parent & Affiliates/Corporate-Other	5	-	(1)
Total Investment Banking	$34,730	$28,471	$21,218

Investment banking revenues increased $6.3 million or 22% in 2003.  The increase was comprised mainly of an increase of $7.3 million in the Equity Capital Markets segment where the number of managed, co-managed and participations in corporate offerings increased to 27 compared to 12 in 2002. This increase was offset by a $1.0 million decrease in revenues in the Municipal Capital Markets segment where the number of managed, co-managed and participations in municipal security offerings decreased to 307 compared to 456 in 2002.

In 2002, investment banking revenues increased $7.3 million or 34%.  This increase was comprised of an increase in municipal investment banking of $9.4 million, in the Municipal Capital Markets segment, and a decrease of $1.9 million within the Equity Capital Markets segment. Market conditions had a material impact on both of these changes.

Investment Gain (losses)

Investment gains increased $23.0 million in 2003 due to an increase in the fair market value of the investment portfolio with $18.9 million of the increase related to unrealized gains in two of the Company’s public investments; Mechanical Technology Inc. (“MKTY”) and Plug Power (“PLUG”).

In 2002, investment gains increased by $0.9 million due to an increase in the fair market value of the investment portfolio.

Net Interest Income

Net interest income represents income generated by the Company’s inventories of tax-exempt and taxable municipal bond and taxable debt securities, net of interest expense related to both short-term bank loans and notes payables.  Also included is net interest income from securities borrow/securities loan conduit business that the Company discontinued in late 2002.

	Years Ended December 31
(In thousands of dollars)	2003	2002	2001
Taxable Fixed Income	$489	$649	$133
Municipal Capital Markets	1,159	1,061	(594)
Equity Capital Markets	34	16	(64)
Fixed Income - Other	277	673	(495)
Parent & Affiliates/Corporate-Other	1,395	2,797	4,750
FA Asset Management	(36)	(11)	10
Total Net Interest Income	$3,318	$5,185	$3,740

Net interest income decreased $1.9 million or 36% in 2003 primarily due to the Company discontinuing its securities borrow/securities loan conduit business in late 2002 and the addition of the Senior Notes (see Note 8 of the Consolidated Financial Statements) by the Parent and Affiliates/Corporate-Other segments.

In 2002, net interest income increased $1.4 million or 39% due primarily to a decrease in interest rates for short term bank loans resulting in a more positive spread relating to the Company’s inventory in its Municipal Capital Markets, Taxable Fixed Income and Fixed Income-Other segments.

FIRST ALBANY COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

Compensation and Benefits

Compensation and benefits expense includes salaries, sales-related compensation and benefits.

	Years Ended December 31
(In thousands of dollars)	2003	2002	2001
Taxable Fixed Income	$36,707	$46,799	$39,997
Municipal Capital Markets	26,560	27,728	22,878
Equity Capital Markets	31,861	20,938	29,279
Fixed Income - Other	8,120	8,822	7,617
Parent & Affiliates/Corporate-Other	22,020	20,739	12,024
FA Asset Management	4,587	2,512	1,759
Total Compensation and Benefits	$129,855	$127,538	$113,554

Compensation and benefits expense increased $2.3 million or 2% in 2003. In the Equity Capital Markets segment sales-related compensation increased $7.4 million due to an increase in net revenues while salaries and benefits expense increased $3.5 million due to the Company’s strategic decision to invest in key personnel in this segment. This increase was offset by a decrease in the Taxable Fixed Income of $10 million due a decrease in net revenues in this segment.  Expense in the FA Asset Management segment increased $2.1 due primarily to personnel expenses related to strategic growth initiatives for this segment.

In 2002, compensation and benefits increased $14.0 million or 12%. In the Parent & Affiliate segment compensation and benefits costs increased $8.7 million primarily relating to restructuring costs, increased profitability and growth in headcount. This increase was offset by a decrease in the Equity Capital Markets segment of $8.3 million due to restructuring efforts in this segment. The increase in compensation and benefits for the Taxable Fixed Income, Municipal Capital Markets and Fixed Income-Other segments were due to an increase in net revenues for those segments.

Communications and Data Processing

Communications and Data Processing includes telecommunication costs, market data services and data processing costs mainly related to transactions of the Company’s securities brokerage operations.

	Years Ended December 31
(In thousands of dollars)	2003	2002	2001
Taxable Fixed Income	$1,979	$1,809	$1,603
Municipal Capital Markets	1,988	1,925	1,777
Equity Capital Markets	9,268	7,128	4,863
Fixed Income - Other	389	378	393
Parent & Affiliates/Corporate-Other	370	681	619
FA Asset Management	468	356	364
Total Communications and Data Processing	$14,462	$12,277	$9,619

The increase in Communications and Data Processing expense in 2003 and 2002 is due primarily to an increase in service bureau related data processing costs due to the increase in the number of equity securities transactions and market data related services in the Equity Capital Markets segment.

FIRST ALBANY COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

Other

Other expense mainly includes litigation costs, professional fees, postage and printing cost and insurance cost.

	Years Ended December 31
(In thousands of dollars)	2003	2002	2001
Taxable Fixed Income	$90	$354	$261
Municipal Capital Markets	1,775	2,769	640
Equity Capital Markets	933	785	1,370
Fixed Income - Other	7	10	14
Parent & Affiliates/Corporate-Other	5,325	4,060	2,480
FA Asset Management	377	123	31
Total Other	$8,507	$8,101	$4,796

Other expense increased $0.4 million in 2003 due mainly to increases in professional fees, insurance and legal costs in the Parent & Affiliates/Corporate-Other segments offset by a decrease in legal costs in the Municipal Capital Markets segment.

In 2002, other expense increased $3.3 million or 69%, due primarily to an increase in legal costs mainly related to the Company’s Municipal Capital Markets segment along with an increase in corporate governance costs, professional fees and insurance in Parent & Affiliates/Corporate-Other segments.

Income Tax (Expense)

Income tax expense increased $6.3 million in 2003 due mainly to an increase in income (loss) before income tax and changes in the taxable components in the income (loss) before income tax.

In 2002, income tax expense increased $3.2 million due mainly to an increase in income (loss) before income tax and changes in the taxable components in the income (loss) before income tax.

Equity in Income (loss) of Affiliate; Gain on Sale of Equity Holdings; Cumulative Effect of Accounting

Change, Net of Taxes

In 2002, the Company exchanged 8 million shares of MKTY common stock it owned for 2,721,088 shares of Plug Power, Inc. common stock owned by MKTY.  The exchange was valued at the price of Plug Power’s stock, which was $5.00 per share and accordingly, the Company recognized a gain on this transaction of $5.9 million.  Other sales of the Company’s investment in MKTY during 2002 resulted in additional gains on sale of equity holdings of approximately $1.3 million.  The Company had previously accounted for its investment in MKTY under the equity method of accounting through December 31, 2002 and as of December 31, 2002 accounts for its investment in MKTY at fair value.  Under the equity method of accounting First Albany had consistently reported its proportionate share of MKTY’s financial results on a quarter lag.  As a result of the transaction and the new accounting treatment, the Company reflected the final equity adjustment representing its proportionate share of MKTY’s financial results for the quarter ended December 31, 2002 in the Company’s financial statements for the year ended December 31, 2002 rather than on a quarter lag.  The effect of this change was to record a $2.7 million expense to recognize the cumulative effect of having previously recorded the equity losses of MKTY on a quarter lag.

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

As of December 31, 2003, notes payable include Senior Notes dated June 13, 2003 for $10 million with a stated interest rate of 8.5%, payable semiannually, maturing on June 30, 2010.   The senior notes contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth and an adjusted cash flow coverage rate for First Albany Capital Inc. of not less than 1.2 to 1. As of December 31, 2003, the Company was in compliance with these covenants.

As of December 31, 2003, First Albany Capital Inc., a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. A significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiary to expand or even maintain its present levels of business and the ability to support its obligations or net capital requirement. As of December 31, 2003, First Albany  had net capital of $26.6 million, which exceeded minimum net capital requirements by $25.6 million.

As of December 31, 2003, the Company had a commitment through July 2006 to invest up to $14.8 million in FA Technology Ventures, L.P. (the “Partnership”).  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of December 31, 2003, the Company had an additional commitment through July 2006 to invest up to $11.0 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements. The EIF are managed by FAC Management Corp., a wholly owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

The Company has deferred tax assets of $9.6 million and deferred tax liabilities of $11.4 million as of December 31, 2003.  The Company expects that it will realize the benefit of the deferred tax assets through the combination of future taxable income, which will need to aggregate $23.6 million through December 31, 2023 or beyond depending upon when the benefit of the asset becomes available.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of December 31, 2003, the Company had outstanding underwriting commitments of $0.6 million and had sold of securities on a when-issued basis, with a market value of $4.1 million.

Management believes that funds provided by operations and the sale of other investments will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs.  In addition, the Company has a variety of bank lines of credit totaling $300 million, of which approximately $162 million were unused as of December 31, 2003, which management believes will be sufficient to finance securities eligible for collateralization, which include securities owned by the Company.  These bank lines of credit consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist and are repayable on demand.  These bank lines of credit are limited to financing securities eligible for collateralization, which includes Company owned securities.

CONTRACTUAL OBLIGATIONS

First Albany Companies Inc. has contractual obligations to make future payments in connection with our short-term debt, long –term debt, capital leases, and operating leases. See Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	2004	2005	2006	2007	2008	Thereafter	Total
Short-term bank loans	$138,500	$-	$-	$-	$-	$-	$138,500
Long term debt (1)	2,393	2,100	2,825	2,000	2,000	4,000	15,318
Capital lease obligations	2,022	631	396	236	116	-	3,401
Operating leases	5,391	5,159	4,661	4,739	4,295	11,865	36,110
Subordinated debt (2)	-	-	1,354	1,441	96	830	3,721
	$148,306	$7,890	$9,236	$8,416	$6,507	$16,695	$197,050

(1)

The Company has several notes payable which have principal payments associated with each.  See Note 8 of the Notes to the Consolidated Financial Statements.

(2)

A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.

CRITICAL ACCOUNTING POLICIES

The following is a summary of the Company’s critical accounting policies.  For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements.  The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity.  These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements.  Due to their nature, estimates involve judgment based upon available information.  Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements.  Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value, including cash, securities purchased under agreements to resell, securities owned, investments and securities sold but not yet purchased.  Unrealized gains and losses related to these financial instruments are reflected in net earnings.  Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations.  Where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value.  For example, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner.  However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.  For investments in illiquid and

FIRST ALBANY COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

privately held securities that do not have readily determinable fair values, the Company’s estimate of fair value is generally reflected as our original cost basis unless the investee has raised additional debt or equity capital, and we believe that such a transaction, taking into consideration differences in the terms of securities, is a better indicator of fair value; or we believe the fair value is less than our original cost basis.  All of our investments are evaluated quarterly for declines in fair value.  Factors that have an impact on our analysis include subjective assessments about a fair market valuation of the investee, including but not limited to assumptions regarding expected future financial performance of the investee and our assessment of the future prospects of the investee’s business model.  Securities owned and investments include, at December 31, 2003 and 2002, $11.5 million and $8.4 million, respectively, of private equity securities.

Intangible Assets

Intangible assets consist predominantly of customer related assets and goodwill related to the acquisitions of Noddings.  These intangible assets, totaling $1.8 million, were allocated to the reporting units within the FA Asset Management segment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized.

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis.  Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.  When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units.  The Company calculates an estimated fair value based on multiples of revenues, earnings and book value of comparable transactions.  However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units.  As of December 31, 2003, $0.4 million of goodwill has been allocated to the FA Asset Management segment.  As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired.  However, changes in current circumstances or business conditions could result in an impairment of goodwill.  As required the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, tax and other claims.  The Company records reserves related to legal and other claims in “accrued expenses.”  The determination of these reserve amounts requires significant judgment on the part of management.  Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss, if any, the basis and validity of the claim; the possibility of wrongdoing on the part of the Company; likely insurance coverage; previous results in similar cases; and legal precedents and case law.  Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management.  Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.  The assumptions of management in determining the estimates of reserves may prove to be incorrect, which could materially affect results in the period the expenses are ultimately determined.

Risk and Uncertainties

The Company also records reserves or allowances for doubtful accounts related to receivables.  Receivables at the broker/dealers are generally collateralized by securities owned by the brokerage clients.  Therefore, when a receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker/dealer price quotations.

The Company also makes loans or pays advances to employees for recruiting and retention purposes.  The Company provides for a specific reserve on these receivables if the employee is no longer associated with the Company and it is determined that it is probable the amount will not be collected.  At December 31, 2003, the receivable from employees for recruiting and retention purposes was $0.7 million.

FIRST ALBANY COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

Stock Options

The Company has stock option plans under which incentive and nonqualified stock options may be granted periodically to certain employees.  The options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant, they generally vest over one to three years following the date of grant, and they have a term of ten years.

The Company adopted the recognition provisions of FAS 123 effective January 1, 2003 using the prospective method of transition described in FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under the fair value recognition provisions of FAS 123 and FAS 148, stock-based compensation cost is measured at the grant date based on the Black-Scholes value of the award and is recognized as expense over the vesting period for awards granted after December 31, 2002.

The Black-Scholes option pricing model is used to determine the fair value of stock options.  This option pricing model has certain limitations, such as not factoring in the non-transferability of employee options, and is generally used to value options with terms shorter than the contractual ten-year life of our awards.  Because of these limitations, and the use of highly subjective assumptions in the model, this and other option pricing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.  The more significant assumptions used in estimating the fair value of stock options include the risk-free interest rate, the dividend yield, the weighted average expected life of the stock options and the expected price volatility of the Company’s common stock.  The risk-free interest rate is based on U.S. Treasury securities with a term equal to the expected life of the stock options.  The dividend yield is based on the Company’s expected dividend payout level.  The expected life is based on historical experience adjusted for changes in terms and the amount of awards granted.  The expected volatility, which is the assumption where the most judgment is used, is based on historical volatility, adjusted to reflect factors such as significant changes that have occurred in the Company that lead to a different expectation of future volatility.

Using this model, the grant date fair value of options awarded in 2003 was $1.28 per share.  The assumptions used in determining the fair value of these options included a risk-free interest rate range of 2.1-3.6 percent, a dividend yield range of 1.79-3.35 percent, a weighted average expected life range of 6.01-6.98 years and a volatility of 25 percent.  Each increase or decrease of one percent in the expected volatility assumption would change the fair value of an option by approximately 5 percent.  Additional information related to stock options is presented in the Notes to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue,” or similar words.  You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information.  All statements other than historical information should be deemed to be forward-looking statements. We believe that it is important to communicate our future expectations.  However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors.  Such factors include, among others, market risk, credit risk and operating risk. These and other risks are set forth in greater detail throughout this document.  We do not intend to update any information in any forward-looking statements we make.

NEW ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  SFAS No. 143 was adopted January 1, 2003 and did not have a material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.”  This Standard addresses a number of items related to leases and other matters.  SFAS No. 145 was adopted January 1, 2003 and did not have a material impact on its financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Standard addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 was adopted January 1, 2003 and did not have a material impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee.  FIN 45 was adopted January 1, 2003 and did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities (Revised)”.  FIN No. 46R requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity.  FIN No. 46R is effective for VIEs as of March 31, 2004.  The Company continues to evaluate the impact of adoption but does not expect it to have a material effect on its financial statements.

SUBSEQUENT EVENTS

Acquisition of Descap Securities Inc.

On February 19, 2004, the Company announced that it has reached an agreement to acquire Descap Securities Inc., a New York-based broker-dealer and investment bank specializing in mortgage-backed securities. The value of the transaction is approximately $32 million, which consists of $25 million in cash and 503,677 shares of the Company’s. common stock, plus future consideration based on financial performance.

The acquisition will be funded through a term loan of $20 million and other working capital.  In fiscal 2003, Descap Securities, which will continue to operate under its current name, had revenues of approximately $32 million.

The Company will also issue 270,843 shares of restricted stock to employees of Descap Securities, which vests over a three-year period.

Descap Securities, which has a staff of 23 employees, specializes in the primary issuance and secondary trading of mortgage-backed securities, asset-backed securities, collateralized mortgage obligations and derivatives, and commercial mortgage backed securities.  Its investment banking group provides advisory and capital raising services, and specializes in structured finance and asset-backed securities.  The transaction is expected to close before the middle of the third quarter of 2004.

Private Placement

On February 27, 2004, the Company announced that it had reached an agreement to raise $10 million through a private placement of securities.  The offering, a private placement in public equity (PIPE), was purchased by accredited investor employees of the Company.  The terms include registration rights with a one-year lock-up provision, subject to certain exceptions.  The firm intends to issue an aggregate of 896,057 shares in the private placement.  The transaction is expected to close in April 2004.

The proceeds will be used for general corporate purposes.

FIRST ALBANY COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

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

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date.  The amounts shown are net of long and short positions.

(In thousands of dollars)	2004	2005	2006	2007	2008	Thereafter	Total
Fair value of securities
Corporate bonds	$284	$2,045	$2,966	$4,026	$2,171	$17,302	$28,794
State and municipal bonds	1,362	22,267	7,415	25,497	11,715	122,030	190,286
US Government obligations	(2,030)	(504)	(4,919)	(27,618)	(11,946)	2,150	(44,867)
Subtotal	(384)	23,808	5,462	1,905	1,940	141,482	174,213
Equity securities	-	-	-	-	-	7,606	7,606
Fair value of securities	$(384)	$23,808	$5,462	$1,905	$1,940	$149,088	$181,819

Following is a discussion of the Company's primary market risk exposures as of December 31, 2003, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at December 31, 2003 was $147.2 million and $186.8 million at December 31, 2002.  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.   At year-end 2003, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $4.5 million and at year-end 2002 it was $6.6 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory, which were recorded at a fair value of $7.6 million at December 31, 2003 and $6.5 million at December 31, 2002, have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.8 million at year-end 2003 and $0.7 million at year-end 2002.  The Company's investment portfolio excluding the consolidation of Employee Investment Fund (see Note 6 of the Consolidated Financial Statement) at December 31, 2003 and 2002, had a fair market value of $53.0 million and $27.4 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $5.3 million at year-end 2003 and $2.7 million at year-end 2002.  The actual risks and results of such adverse effects may differ substantially.

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

The Company purchases debt securities and may have significant positions in its inventory subject to market and credit risk.  In order to control these risks, security positions are monitored on at least a daily basis.  Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the size of the position sold.  The Company attempts to reduce its exposure to changes in municipal securities valuations with the use as hedges of highly liquid municipal bond index futures contracts.

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

FIRST ALBANY COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data	Page

REPORT OF INDEPENDENT AUDITORS	26

FINANCIAL STATEMENTS:
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	27

Consolidated Statements of Financial Condition as of December 31, 2003 and 2002	28

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003, 2002, and 2001	29

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	30-31

Notes to Consolidated Financial Statements	32-52

SUPPLEMENTARY DATA:
Selected Quarterly Financial Data (Unaudited)	53-54

FIRST ALBANY COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

Report of Independent Auditors

To the Board of Directors and

Stockholders of First Albany Companies Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 56 present fairly, in all material respects, the financial position of First Albany Companies Inc. at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 56 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, in 2002, the Company changed its method of accounting for its investment in Mechanical Technology Incorporated from the equity method of accounting on a one quarter lag to fair value accounting.

/s/PRICEWATERHOUSECOOPERS LLP

March 1, 2004

Albany, New York

First Albany Companies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

	Years ended December 31,
	2003	2002	2001
Revenues
Commissions	$16,946	$15,100	$14,533
Principal transactions	107,529	114,417	95,407
Investment banking	34,730	28,471	21,218
Investment gains (losses)	23,597	638	(219)
Interest income	6,688	17,259	26,011
Fees and others	6,001	5,181	5,272
Total revenues	195,491	181,066	162,222
Interest expense	3,370	12,074	22,271
Net revenues	192,121	168,992	139,951
Expenses (excluding interest)
Compensation and benefits	129,855	127,538	113,554
Clearing, settlement and brokerage costs	5,169	4,262	3,619
Communications and data processing	14,462	12,277	9,619
Occupancy and depreciation	9,339	8,777	7,803
Selling	7,473	6,509	6,369
Other	8,507	8,101	4,796
Total expenses (excluding interest)	174,805	167,464	145,760
Operating income (loss)	17,316	1,528	(5,809)
Equity in income (loss) of affiliate
Loss before cumulative effect of change in accounting principle	-	(5,723)	(1,238)
Cumulative effect of accounting change for derivative financial instruments for affiliate’s own stock	-	-	486
Cumulative effect of accounting change for derivative financial instruments	-	-	2,023
Total equity in income (loss) of affiliate	-	(5,723)	1,271
Gains on sale of equity holdings	-	7,170	-
Income (loss) before income taxes, discontinued operation and cumulative effect of changes in accounting principles	17,316	2,975	(4,538)
Income tax expense (benefit)	6,929	587	(2,608)
Income (loss) from continuing operations	10,387	2,388	(1,930)
Income (loss) from discontinued operations, net of taxes	174	849	(1,062)
Income (loss) before cumulative effect of change in accounting principles	10,561	3,237	(2,992)
Cumulative effect of accounting change, net of taxes	-	(2,655)	-
Net income (loss)	$10,561	$582	$(2,992)
Basic earnings per share:
Continuing operations	$0.98	$0.25	$(0.21)
Discontinued operations	0.02	0.09	(0.11)
Cumulative effect of accounting change	-	(0.28)	-
Net income (loss) per share	$1.00	$0.06	$(0.32)
Diluted earnings per share:
Continuing operations	$0.88	$0.25	$(0.21)
Discontinued operations	0.01	0.09	(0.11)
Cumulative effect of accounting change	-	(0.28)	-
Net income (loss) per share	$0.89	$0.06	$(0.32)

The accompanying notes are an integral part

of the consolidated financial statements.

First Albany Companies Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands of dollars)

As of	December 31, 2003	December 31, 2002
Assets
Cash	$92	$176
Cash and securities segregated for regulatory purposes	-	9,900
Securities purchased under agreement to resell	56,261	52,674
Receivables from:
Brokers, dealers and clearing agencies	12,550	38,191
Customers, net	3,867	6,836
Others	7,149	5,901
Securities owned	239,888	275,289
Investments	55,864	29,643
Office equipment and leasehold improvements, net	6,176	5,470
Other assets	12,500	16,092
Total Assets	$394,347	$440,172
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$138,500	$215,100
Payables to:
Brokers, dealers and clearing agencies	20,375	1,651
Customers	5,585	8,316
Others	4,654	15,822
Securities sold, but not yet purchased	58,069	51,492
Accounts payable	3,749	2,929
Accrued compensation	46,693	49,941
Accrued expenses	10,211	12,446
Income taxes payable	-	3,068
Notes payable	14,422	8,298
Deferred tax liability	1,751	-
Obligations under capitalized leases	3,183	2,708
Total Liabilities	307,192	371,771
Commitments and Contingencies
Subordinated debt	3,721	1,760
Stockholders’ Equity
Preferred stock; $1.00 par value; authorized
500,000 shares; none issued
Common stock; $.01 par value; authorized
50,000,000 shares; issued 10,923,001 and 9,908,300 respectively	120	109
Additional paid-in capital	109,531	100,134
Unearned compensation	(5,229)	(3,454)
Deferred compensation	2,699	1,748
Retained (deficit)	(20,160)	(28,384)
Treasury stock, at cost	(3,527)	(3,512)
Total Stockholders’ Equity	83,434	66,641
Total Liabilities and Stockholders’ Equity	$394,347	$440,172

The accompanying notes are an integral part

of the consolidated financial statements.

First Albany Companies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands of dollars except for number of shares)

							Accumulated
	Additional					Retained	Other
	Common Stock		Paid-In	Unearned	Deferred	Earnings	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Compensation	Compensation	(Deficit)	Income, Net	Shares	Amount
Balance December 31, 2000	8,977,333	$ 89	$ 80,947	$ (864)	$ 354	$ 2,046	$ -	(1,390,181)	$(16,466)
Amortization of unearned compensation	-	-	-	1,119	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	-	-	463	(1,305)	-	(2,944)	-	168,654	3,672
Stock dividends declared	930,967	10	7,828	-	-	(7,842)	-	(146,350)	4
Cash dividends paid	-	-	-	-	-	(1,572)	-	-	-
Non-employee options	-	-	39	-	-	-	-	-	-
Options exercised	-	-	(845)	-	-	(946)	-	232,222	2,555
Treasury stock purchased	-	-	-	-	-	-	-	(278,976)	(2,762)
Employee stock trust	-	-	(143)	-	561	(31)	-	2,819	216
Employee stock purchase plan	-	-	(287)	-	-	(282)	-	116,530	1,297
MTI investment	-	-	2,008	-	-	-	(1,052)	-	-
Net income	-	-	-	-	-	(2,992)	-	-	-
Balance December 31, 2001	9,908,300	99	90,010	(1,050)	915	(14,563)	(1,052)	(1,295,282)	(11,484)
Amortization of unearned compensation	-	-	-	785	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	-	-	2,819	(3,189)	-	(4,085)	-	483,352	4,086
Stock dividends declared	1,014,701	10	6,058	-	-	(6,071)	-	(103,721)	-
Cash dividends paid	-	-	-	-	-	(1,799)	-	-	-
Non-employee options	-	-	39	-	-	-	-	-	-
Options exercised	-	-	480	-	-	(1,402)	-	359,132	2,847
Treasury stock purchased	-	-	-	-	-	-	-	(139,349)	(952)
Employee stock trust	-	-	96	-	833	(401)	-	8,736	382
Employee stock purchase plan	-	-	7	-	-	(645)	-	188,675	1,609
MTI investment	-	-	625	-	-	-	1,052	-	-
Net loss	-	-	-	-	-	582	-	-	-
Balance December 31, 2002	10,923,001	109	100,134	(3,454)	1,748	(28,384)	-	(498,457)	(3,512)
Amortization of unearned compensation	-	-	-	2,151	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	419,138	4	4,121	(3,926)	-	-	-	7,764	(112)
Cash dividends paid	-	-	-	-	-	(2,240)	-	-	-
Options exercised	294,712	3	2,820	-	-	-	-	154,460	562
Issuance of warrants	-	-	1,006	-	-	-	-	-	-
Options expense recognized	-	-	132	-	-	-	-	-	-
Stock issued to treasury	200,000	2	-	-	-	-	-	(200,000)	(2)
Treasury stock purchased	-	-	-	-	-	-	-	(52,200)	(667)
Employee stock trust	3,559	-	276	-	951	(73)	-	10,092	(73)
Employee stock purchase plan	154,837	2	1,042	-	-	(24)	-	36,474	277
Net income	-	-	-	-	-	10,561	-	-	-
Balance December 31, 2003	11,995,247	$120	$109,531	$(5,229)	$2,699	$(20,160)	$ -	(541,867)	$ (3,527)

The accompanying notes are an integral part
of the consolidated financial statements.

First Albany Companies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

For the years ended	December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$10,561	$582	$(2,992)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,927	2,774	2,480
Deferred compensation	1,080	910	561
Deferred income taxes	8,698	(3,090)	821
Gain on sale of equity holdings	-	(7,170)	-
Undistributed earnings of affiliate	-	5,723	(1,271)
Cumulative effect of accounting change	-	4,500	-
Unrealized investment gains	(23,607)	(839)	(197)
Realized losses on sale of investments	10	201	416
(Gain) loss on fixed assets	(11)	245	-
Services provided in exchange for common stock	3,131	1,128	1,044
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes	9,900	(2,300)	(600)
Securities purchased under agreement to resell	(3,587)	(11,455)	19,003
Net receivables from others	(1,322)	1,225	5,782
Securities owned, net	41,978	21,231	(118,709)
Other assets	(2,915)	3,767	5,618
Increase (decrease) in operating liabilities:
Net payable to brokers, dealers, and clearing agencies	44,365	4,584	(23,922)
Net payable to customers	238	7,944	(3,062)
Accounts payable and accrued expenses	(3,202)	10,733	4,063
Income taxes payable, net	(3,068)	6,328	(5,666)
Net cash provided by (used in) operating activities	85,176	47,021	(116,631)
Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(1,171)	(1,474)	(1,380)
Business combinations	(42)	(2,023)	-
Purchases of investments	(3,430)	(3,843)	(2,014)
Proceeds from sale of investments	68	2,149	183
Net cash used in investing activities	(4,575)	(5,191)	(3,211)
Cash flows from financing activities:
Proceeds (payments) of short-term bank loans, net	(76,600)	(33,550)	120,797
Proceeds of notes payable	8,995	-	10,500
Proceeds from issuance of warrants	1,006	-	-
Payments of notes payable	(2,980)	(3,730)	(1,405)
Payments of obligations under capitalized leases	(1,765)	(1,658)	(1,433)
Payments for purchases of common stock	(667)	(952)	(2,762)
Payments on subordinated debt	-	(6,000)	-
Proceeds from issuance of common stock	3,923	2,220	1,534
Net increase (decrease) in drafts payable	(10,357)	2,105	(4,796)
Dividends paid	(2,240)	(1,799)	(1,572)
Net cash provided by (used in) financing activities	$(80,685)	$(43,364)	$120,863

The accompanying notes are an integral part

of the consolidated financial statements.

First Albany Companies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(continued)

For the years ended	December 31,
	2003	2002	2001
(Decrease) increase in cash	$(84)	$(1,534)	$1,021
Cash at beginning of the period	176	1,710	689
Cash at the end of the period	$92	$176	$1,710

SUPPLEMENTAL CASH FLOW DISCLOSURES Income tax payments	$2,647	$992	$3,248
Interest payments	$3,614	$13,005	$24,342

NON CASH INVESTING and FINANCING ACTIVITIES

In 2003, 2002 and 2001, the Company entered into capital leases for office and computer equipment totaling approximately $2.2 million, $1.4 million and $1.8 million respectively.

Refer to Note 6 for non-cash investing activities related to MTI.

Refer to Note 21 for asset and liabilities acquired related to the Business Combination.

During the years ended December 31, 2003 and 2002, the Company converted $2.0 million and $1.8 million of deferred compensation liability to subordinated debt.

The accompanying notes are an integral part
of the consolidated financial statements.

First Albany Companies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 1.       Significant Accounting Policies

Organization and Nature of Business

The consolidated financial statements include the accounts of First Albany Companies Inc. and its wholly owned subsidiaries (the "Company").  First Albany Capital Inc. (the "Corporation") is the Company's principal subsidiary and a registered broker-dealer.  The Corporation is registered with the Securities and Exchange Commission ("SEC") and is a member of various exchanges and the National Association of Securities Dealers, Inc.  The Company's primary business is investment banking and securities brokerage for institutional customers.  The Company also provides investment-banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities.  Another of the Company's subsidiaries is FA Asset Management Inc. ("FAAM").  Under management agreements, FAAM serves as investment manager to institutional and individual customers.  FAAM directs the investment of customer assets by making investment decisions, placing purchase and sales orders, and providing research, statistical analysis, and continuous supervision of the portfolios.  FA Technology Ventures Corporation is also a subsidiary of the Company, which manages private equity funds, providing venture financing to emerging growth companies.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investment Banking

Investment banking revenues include gains, losses and fees, net of transaction related expenses, arising from securities offerings in which the Company acts as an underwriter.  Investment banking management fees are recorded on offering date, sales concessions on trade date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Investment banking revenues also include fees earned from providing merger, acquisition and financial advisory services and are recognized as services are performed.

Resale and Repurchase Agreements

Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest.  It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements.  Collateral is valued daily and the Company may require counter parties to deposit additional collateral or return collateral pledged when appropriate.

First Albany Companies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2003, the Company had entered into a number of resale agreements with Mizuho Securities USA and Spear Leeds & Kellogg valued at $56.4 million.  The collateral held by the Company consists of Government Bonds. and was in excess of the principal amount loaned to Mizuho Securities USA and Spear Leeds & Kellogg. These resale agreements may be cancelled or renewed on a daily basis by either the Company or the counter party.

Securities-Lending Activities

Securities borrowed and securities loaned transactions are generally reported as collateralized financings and are recorded at the amount of cash collateral advanced or received.  Securities borrowed transactions require the Company to deposit cash, or other collateral with the lender.  With respect to securities loaned transactions, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned.  The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.  The Company discontinued its securities borrow / securities loan conduit business in 2002.

Collateral

The Company receives collateral in connection with resale agreements and securities borrowed transactions.  Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counter parties to cover short positions.  The Company continues to report assets it has pledged as collateral in secured borrowing transactions and other arrangements when the secured party cannot sell or repledge the assets and does not report assets received as collateral in secured lending transactions and other arrangements because the debtor typically has the right to redeem the collateral on short notice.

Exchange Memberships

Exchange memberships are recorded at cost or, if an other than temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment.  There is no allowance recorded for impairment.

Intangible Assets

The Company amortizes intangible assets over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company.

Drafts Payable

Drafts payable represent amounts drawn by the Company against a bank and sight overdrafts under a sweep agreement with a bank.

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

First Albany Companies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Financial Instruments

The financial instruments of the Company are reported on the statement of financial condition at market or fair value or at carrying amounts that approximate fair values, because of the short maturity of the instruments except subordinated debt.  The estimated fair value of subordinated debt at December 31, 2003, approximates its carrying value based on current rates available.

Office Equipment and Leasehold Improvements

Office equipment and leasehold improvements are stated at cost less accumulated depreciation of $19.3 million at December 31, 2003 and $16.8 million at December 31, 2002.  Depreciation is provided on a straight-line basis over the shorter of the estimated useful life of the asset (2 to 5 years) or the term of the lease.  Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $2.7 million, $2.8 million and $2.5 million, respectively.

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

The Company adopted the recognition provisions of FAS 123 effective January 1, 2003 using the prospective method of transition described in FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under the fair value recognition provisions of FAS 123 and FAS 148, stock-based compensation cost is measured at the grant date based on the Black-Scholes value of the award and is recognized as expense over the vesting period for awards granted after December 31, 2002.

Income Taxes

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between the financial statement basis and tax basis of existing assets and liabilities.

Reclassification

Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

Earnings per Common Share

Basic earnings per share are computed based upon weighted-average shares outstanding.  Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period.  The weighted-average shares outstanding were calculated as follows at December 31:

(In thousands of shares)	2003	2002	2001
Weighted average shares for basic earnings per share (restated for stock dividends)	10,548	9,589	9,256
Effect of dilutive common equivalent shares	1,309	144	-
Weighted average shares and dilutive common equivalent shares for dilutive earnings per share	11,857	9,733	9,256

The Company excluded approximately 362,000 common equivalent shares in 2001 in its computation of dilutive earnings per share because they were anti-dilutive.

All per share figures have been restated for all stock dividends declared.

  NOTE 2.       Cash and Securities Segregated for Regulatory Purposes

At December 31, 2003 and 2002, the Company segregated cash of $-0- and $9.9 million, respectively, in a special reserve bank account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission.

  NOTE 3.       Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following at December 31:

(In thousands of dollars)	2003	2002
Adjustment to record securities owned on a trade date basis, net	$-	$26,195
Securities borrowed	6,004	2,278
Securities failed to deliver	3,311	5,079
Receivable from clearing organizations	3,235	4,639
Total receivables	$12,550	$38,191
Adjustment to record securities owned on a trade date basis, net	$16,593	$-
Securities loaned	-	21
Securities failed to receive	3,782	1,630
Total payables	$20,375	$1,651

Proprietary securities transactions are recorded on a trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the Statement of Financial Condition.

  NOTE 4.       Receivables From and Payables To Customers

The majority of the Company’s non-institutional customers securities transactions, including those of officers, directors, employees and related individuals, are cleared through a third party under a clearing agreement.  Under this agreement, the clearing agent executes and settles customer securities transactions, collects margin receivables related to these transactions, monitors the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, requires the customer to deposit additional collateral with them or to reduce positions, if necessary.  In the event the customer is unable to fulfill its contractual obligations, the clearing agent may purchase or sell the financial instrument underlying the contract, and as a result may incur a loss.

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this right.  At December 31, 2003, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

At December 31, 2003, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional client.

  NOTE 5.       Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at December 31:

	2003		2002
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$11,103	$55,815	$11,738	$50,725
State and municipal bonds	190,163	96	191,569	209
Corporate obligations	27,837	534	60,722	520
Corporate stocks	9,077	1,620	6,235	38
Options	153	4	20	-
Not Readily Marketable Securities
Investment securities with no publicly quoted market	117	-	220	-
Investment securities subject to restrictions	1,438	-	4,785	-
Total	$239,888	$58,069	$275,289	$51,492

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

  NOTE 6.       Investments

The Company’s investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below as of and for the years ended December 31:

(In thousands of dollars)	2003	2002	2001
Carrying Value
Public	$41,505	$19,003	$18,595
Private	11,511	8,423	7,046
Consolidation of Employee Investment Fund, net of Company’s ownership interest	2,848	2,217	-
Total carrying value	$55,864	$29,643	$25,641

Net realized gains (losses)
Public	$-	$-	$-
Private	(10)	(201)	(416)
Total net realized gains (losses)	$(10)	$(201)	$(416)

Net unrealized gains (losses)
Public	$22,501	$1,226	$(596)
Private	1,106	(387)	793
Total net unrealized gains (losses)	$23,607	$839	$197

Investment gains (losses)	$23,597	$638	$(219)

Publicly held investments include 853,924 shares of META Group Inc. (“METG”) with a market value of $5.4 million. The Company may only make public sales of these shares pursuant to Rule 144 of the Securities Act of 1933. Under the restrictions of Rule 144, the Company’s sales of METG stock for a three-month period may not exceed the greater of one percent of the outstanding shares of METG or the average weekly volume of trading in METG during the four calendar weeks preceding the sale. META currently has 13.371 million shares outstanding and had an average weekly volume for the four calendar weeks ended December 31, 2003 of approximately 92,000 shares. Also, included in publicly held investments are 2,721,088 shares of Plug Power (“PLUG”) and 2,991,040 shares of Mechanical Technology Incorporated (“MKTY”). The PLUG shares have a market value of $19.7 million at December 31, 2003 and could not be publicly sold until after December 23, 2003 pursuant to the holding requirements of Rule 144. Following the expiration of the holding period, the Company’s sales of PLUG stock for a three-month period may not exceed the greater of one percent of the outstanding shares of PLUG or the average weekly volume of trading in PLUG during the four calendar weeks preceding the sale. PLUG currently has 72.7 million shares outstanding and had an average weekly volume for the four calendar weeks ended December 31, 2003 of approximately 3,382,000 shares. As of December 31, 2003, the MKTY shares have a market value of $16.4 million and cannot be sold until after December 23, 2004 as a result of a lock-up agreement entered into by the Company with MKTY. Following the expiration of the lock-up periods, the MKTY shares are also subject to the trading restrictions provisions of Rule 144. During 2003, the Company recognized approximately $23.6 million in unrealized gains of which $18.9 million related to MKTY and Plug.

Privately held investments include an investment of $3.7 million in FA Technology Ventures, LP (the “Partnership”).  The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital.  FA Technology Ventures Corporation is the manager of funds in this investment.  Revenues derived from management of this investment are $1.5 million in consolidation.

In 2002, the Company exchanged 8 million shares of MKTY common stock it owned for 2,721,088 shares of Plug Power, Inc. common stock owned by MKTY.  The exchange was valued at the price of Plug Power’s stock, which was $5.00 per share and accordingly, the Company recognized a gain on this transaction of $5.9 million.  Other sales of the Company’s investment in MKTY during 2002 resulted in additional gains on sale of equity holdings of approximately $1.3 million.  The Company had previously accounted for its investment in MKTY under the equity method of accounting through December 31, 2002 and as of December 31, 2002 accounts for its investment in MKTY at fair value.  Under the equity method of accounting First Albany had consistently reported its proportionate share of MKTY’s financial results on a quarter lag.  As a result of the transaction and the new accounting treatment, the Company reflected the final equity adjustment representing its proportionate share of MKTY’s financial results for the quarter ended December 31, 2002 in the Company’s financial statements for the year ended December 31, 2002 rather than on a quarter lag.  The effect of this change was to record a $2.7 million expense to recognize the cumulative effect of having previously recorded the equity losses of MKTY on a quarter lag.

The Company has consolidated one of its Employee Investment Funds (EIF). The EIF is a limited liability company, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., which has contracted with FA Technology Ventures Corporation, a subsidiary of the Company, to act as an investment advisor with respect to funds invested.  The carrying value on the Company’s books related to this EIF is $2.5 million excluding the effects of consolidation.  The Company is also committed to loan approximately $1.0 million to the EIF.  The carrying value excluding the effects of consolidation and the commitment is the Company’s maximum exposure to loss as a result of its involvement with the EIF.  The effect of consolidation was to increase Investments by $2.8 million, decrease Receivable from Others by $1.9 million and increase Payable to Others by $1.0 million.  The Payable to Others amounts relates to the value of the EIF owned by employees.

  NOTE 7.       Intangible Assets

As of December 31, 2003, the Company has recognized $1.8 million of intangible assets related to its acquisition of assets of an asset management and broker-dealer businesses.  The Company amortizes intangible assets over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company.

(In thousands of dollars)	December 31, 2003	December 31, 2002
Amortized intangible assets:
Customer related	$1,418	$984
Accumulated amortization	(102)	-
	$1,316	$984

Unamortized intangible assets:
Goodwill	$354	$246

The amount of customer related intangible assets increased by $434,000 for the year ended December 2003 due to additional acquisition costs incurred.  Customer related intangible assets are being amortized over 10 years.

Aggregate amortization expense for the twelve month period ending December 31, 2003 and 2002 was $102 thousand and $0, respectively.

Estimated Amortization Expense (year ended December 31)
2004	$142
2005	142
2006	142
2007	142
2008	142
Thereafter	606

The intangible assets, which are recorded in Other assets on the Statement of Financial Condition, are related to the FA Asset Management Inc. segment and will be tested annually for impairment in the quarter ending December 31 of each fiscal year.  The carrying amount of goodwill increased by $108,000 for the year ended December 31, 2003 due to additional acquisition cost incurred.

  NOTE 8.      Short-Term Bank Loans and Notes Payables

Short-term bank loans are made under a variety of bank lines of credit totaling $300 million of which $139 million is outstanding at December 31, 2003.  These bank lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligation exist and are repayable on demand.  These loans are limited to financing securities eligible for collateralization including Company-owned securities, subject to certain regulatory formulas.  These loans bear interest at variable rates based primarily on the Federal Funds interest rate.  The weighted average interest rates on these loans were 1.34%, 1.65% and 1.91%, at December 31, 2003, 2002 and 2001 respectively.  At December 31, 2003, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned, of $154 million.

A note for $293,334, collateralized by certain fixed assets, is payable in monthly principal payments of $73,333 plus interest.  The interest rate is 1.5% over the 30-day London Interbank Offered Rate, which was 1.12% on December 31, 2003.  This note matures on April 1, 2004.

A note for $5.0 million, collateralized by approximately 2,991,040 shares of Mechanical Technology Incorporated, 2,000,000 shares of Plug Power Inc. common stock and 853,924 shares of Meta Group Inc. common stock is payable in quarterly principal payments of $525,000 plus interest.  The interest rate is fixed at 7% for the term of the loan.  This note matures September 1, 2006.

Notes payable also include Senior Notes dated June 13, 2003 for $10 million which have a stated interest rate of 8.5%, payable semiannually, maturing on June 30, 2010. There were 400,000 warrants issued to the purchasers of the senior notes, which are exercisable between $11.00 and $12.60 per share through June 13, 2010.  The value assigned to the warrants was $1.0 million.  The value of the senior notes was discounted by the value of the warrants and is being amortized over the term of the notes.  The effective rate of the senior notes including the warrants is 11.1%.  The purchasers of these notes are customers of the Company.

The senior notes contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth and an adjusted cash flow coverage rate for First Albany Capital Inc. of not less than 1.2 to 1. As of December 31, 2003, the Company was in compliance with these covenants.

Principal payments for all notes, which include $896,000 discounted on the senior notes, are due as follows:

(In thousands of dollars)
2004	$2,393
2005	2,100
2006	2,825
2007	2,000
2008	2,000
Thereafter	4,000
Total principal payments	15,318
Less: remaining amortization of value of warrants	896
Total principal payments remaining	$14,422

  NOTE 9.       Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at December 31, 2003:

(In thousands of dollars)
2004	$2,022
2005	631
2006	396
2007	236
2008	116
Total minimum lease payments	3,401
Less: amount representing interest	218
Present value of minimum lease payments	$3,183

  NOTE 10.       Payables To Others

(In thousands of dollars)	2003	2002
Draft payables	$1,649	$12,006
Others	2,012	2,252
Payable to Employees for the Employee Investment Fund (see Note 6)	993	1,564
Total	4,654	15,822

Drafts payable represent amounts drawn by the Company against a bank and sight overdrafts under a sweep agreement with a bank.

First Albany Companies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  NOTE 11.       Subordinated Debt

A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.   Principal debt repayment requirement as of December 31, 2003, are as follows:

(In thousands of dollars)
2006	$1,354
2007	1,441
2008	96
2009	107
2010	190
Thereafter	533
Total	$3,721

The New York Stock Exchange has approved all of the Company’s subordinated debt agreements.  Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital.

  NOTE 12.       Commitments and Contingencies

Commitments:  As of December 31, 2003, the Company had a commitment through July 2006 to invest up to $14.8 million in FA Technology Ventures, LP (the “Partnership”). The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of December 31, 2003, the Company had an additional commitment through July 2006 to invest up to $11.0 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.

The EIF are managed by FAC Management Corp., a wholly owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

In 1999, the Company acted as a placement agent for a $7.5 million bond issue.  In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement, which expires on October 1, 2004, that indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds.  These bonds are collateralized by a first security interest in certain rights, titles and interests of the company for whom the bonds were issued.  As of December 31, 2003, management has accrued its estimate of the probable amount of the loss expected to be incurred based upon current conditions.  In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

Leases:  The Company's headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2015.  Future minimum annual lease payments, and sublease rental income, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2004	$7,049	$1,658	$5,391
2005	6,542	1,383	5,159
2006	6,021	1,360	4,661
2007	5,641	902	4,739
2008	4,971	676	4,295
Thereafter	11,865	-	11,865
Total	$42,089	$5,979	$36,110

Annual rental expense for the years ended December 31, 2003, 2002 and 2001 approximated $5.6 million, $5.4 million, and $4.8 million, respectively.

Litigation:  In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the” Lawrence Parties") in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court").  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration.  The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.

In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims.  Certain of these are class actions, which seek unspecified damages, which could be substantial.  Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely of adverse dispositions.  Although further losses are possible, the opinion of management, based upon the advice of its attorneys and General Counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity, financial position or cash flow, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

Collateral:

The Company receives collateral in connection with resale agreements and securities borrowed transactions.  Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counter parties to cover short positions.  The Company continues to report assets it has pledged as collateral in secured borrowing transactions and other arrangements when the secured party cannot sell or repledge the assets and does not report assets received as collateral in secured lending transactions and other arrangements because the debtor typically has the right to redeem the collateral on short notice.

The fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities consisted of the following as of December 31:

(In thousands of dollars)	2003	2002
Securities purchased under agreements to resell	$56,374	$53,106
Securities borrowed	5,601	2,168
Total	$61,975	$55,274

Letters of Credit:  The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with security clearing activities, totaling $164,000 at December 31, 2003.

Other: The Company enters into underwriting commitments to purchase securities, as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis.  As of December 31, 2003, the Company had outstanding underwriting commitments of  $0.6 million and had sold securities on a when-issued basis, with a market value of $4.1 million.

  NOTE 13.       Stockholders’ Equity

Dividends:  During 2003, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock.

In January 2004, the Board of Directors declared the regular quarterly cash dividend of $ 0.05 per share payable on March 3, 2004, to shareholders of record on February 18, 2004.

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

Treasury Stock:  In December 2003, the Board of Directors authorized a stock repurchase program of up to 500,000 shares of its outstanding common stock.  Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time through May 9, 2005.  Shares purchased under the program will be held in treasury and used for general corporate purposes.  At December 31, 2003, the Company had not repurchased any shares pursuant to this program.

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

  NOTE 14.       Income Taxes

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

The income tax provision was allocated as follows for the year ended December 31:

(In thousands of dollars)	2003	2002	2001
Income (loss) from continuing operation	$6,929	$587	$(2,608)
Income (loss) from discontinued operations	124	1,933	(738)
Cumulative effect of accounting change	-	(1,845)	-
Stockholders’ equity	(784)	(75)	470
Total income tax provision	$6,269	$600	$(2,876)

The components of income taxes attributable to income (loss) from continuing operations consisted of the following for the years ended December 31:

(In thousands of dollars)	2003	2002	2001
Federal
Current	$(2,539)	$(1,106)	$(2,783)
Deferred	7,267	1,421	318
State and local
Current	85	(1,150)	149
Deferred	2,116	1,422	(292)
Total income tax expense (benefit)	$6,929	$587	$(2,608)

First Albany Companies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The expected income tax expense (benefit) using the federal statutory rate differs from income tax expense pertaining to pretax income (loss) from continuing operations as a result of the following for the years ended December 31:

(In thousands of dollars)	2003	2002	2001
Income taxes at federal statutory rate @ 35%	$6,061	$1,041	$(1,588)
Graduated tax rates	(174)	(29)	44
State and local income taxes, net of federal income taxes	1,453	180	(94)
Meals and entertainment	293	210	232
Tax-exempt interest income, net	(760)	(976)	(1,238)
Non-deductible expenses, other	56	161	36
Total income tax expense (benefit)	$6,929	$587	$(2,608)

The temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

(In thousands of dollars)	2003	2002
Bad debt reserve	$16	$35
Securities held for investment	(11,440)	(726)
Fixed assets	827	789
Deferred compensation	5,660	3,956
Accrued liabilities	2,111	2,762
Net operating loss carryforwards	1,044	-
Other	31	131
Total deferred tax assets and liabilities	$(1,751)	$6,947

The Company has not recorded a valuation allowance for deferred tax assets at December 31, 2003 and 2002, since it has determined that it is more likely than not that deferred tax assets will be fully realized through a combination of future taxable income and income available in carryback years.  At December 31, 2003, the Company has a federal net operating loss carryforward for tax purposes of approximately $1.8 million.  This net operating loss carryforward expires in the year 2023.

  NOTE 15.       Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock, which expire at various times through December 31, 2011.  The following is a recap of all plans as of December 31, 2003.

Shares authorized for issuance	8,034,015
Stock options granted and outstanding	3,390,762
Restricted stock awards granted and unvested	920,297
Options exercised and restricted stock awards vested	2,627,291
Options expired and no longer available	188,530
Shares available for future awards	907,135

First Albany Companies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The equity compensation plan information presented in the following table is as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,067,240	$8.59	861,631
Equity compensation plans not approved by security holders (2001 Long-Term Incentive Plan)	1,323,522	$6.19	45,504
Total	3,390,762	$7.65	907,135

The 2001 Long-Term Incentive Plan was approved by the Board of Directors on October 18, 2001.  The Plan provides for the granting of non-qualified stock options performance units, restricted shares and stock appreciation rights to the employees of the Company and its subsidiaries.

Options:  Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire ten years after grant date.  Option transactions for the three year period ended December 31, 2003, under the plans were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2000	1,929,531	$8.96
Options granted	716,864	8.96
Options exercised	(248,550)	3.08
Options terminated	(95,507)	9.89
Balance at December 31, 2001	2,302,338	8.83
Options granted	1,898,439	6.42
Options exercised	(366,356)	3.89
Options terminated	(165,339)	8.45
Balance at December 31, 2002	3,669,082	7.53
Options granted	464,500	8.15
Options exercised	(449,172)	6.41
Options terminated	(293,648)	8.89
Balance at December 31, 2003	3,390,762	$7.65

The following table summarizes information about stock options outstanding under the plans at December 31, 2003:

	~~|~~ Outstanding ~~|~~			| Exercisable ~~|~~
Exercise Price Range	Shares	Average Life (years)	Average Exercise Price	Shares	Average Exercise Price
$4.70 - $7.05	1,362,274	7.31	$5.79	536,471	$5.80
$7.15 - $10.73	1,747,766	7.33	8.03	839,358	8.58
$11.00 - $16.50	274,021	7.25	14.25	177,566	14.64
$17.00 - $25.50	6,701	6.13	17.16	5,025	17.16
	3,390,762	7.31	$7.65	1,558,420	$8.34

At December 31, 2002, 1,433,228 options with an average exercise price of $8.56 were exercisable; and at December 31, 2001, 1,414,544 options with an average exercise price of $8.28 were exercisable.

The Company adopted the recognition provisions of FAS 123 effective January 1, 2003 using the prospective method of transition described in FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under the fair value recognition provisions of FAS 123 and FAS 148, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period for awards granted after December 31, 2002.

The following table reflects the effect on net income if the fair value based method had been applied to all outstanding and unvested stock options in each period.

(In thousands of dollars)	2003	2002	2001

Net income, as reported

Add: Stock-based employee compensation expense included in reported net income, net of tax

Less: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of tax

	$10,561 95 (1,243)	$582 - (988)	$(2,992) - (1,028)
Pro forma net income	$9,413	$(406)	$(4,020)
Earnings per share
As reported
Basic	$1.00	$0.06	$(0.32)
Diluted	$0.89	$0.06	$(0.32)
Pro forma
Basic	$0.89	$(0.04)	(0.43)
Diluted	$0.79	$(0.04)	$(0.43)

The initial impact of FAS 123 on earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year.

The FAS 123 compensation cost and fair value of options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Dividend yield Expected volatility Risk-free interest rate Expected lives (in years) Weighted average fair value of options granted	1.79% to 3.35% 25% 2.1% to 3.6% 6.01-6.98 $1.28	3.35% 55.5% 2.6% to 4.4% 7.08 $2.66	2.32% 58.4% 4.7% to 5.0% 6.76 $4.61

Restricted Stock:  During 2003, 2002, and 2001, 500,668, 496,391 and 150,602 shares of restricted stock were awarded under the plans at a weighted average grant date fair price of $8.56, $6.60 and $8.78 respectively.  The fair market value of the awards will be amortized over the period in which the restrictions are outstanding, which is approximately 3-4 years.  Expense related to restricted stock approximated $2.1 million in 2003, $0.7 million in 2002 and $0.8 million in 2001.

Other:   The Company also maintains a tax deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan), which permits eligible employees to defer a percentage of their compensation.  Company contributions to eligible participants may be made at the discretion of the Board of Directors.  The Company contributed $0.2 million, $0.2 million, and $0.3 million in the years ended December 31, 2003, 2002, and 2001 respectively.

The Company has various other incentive programs, which are offered to eligible employees. These programs consist of cash incentives and deferred bonuses.  Amounts awarded vest over periods ranging up to five years.  Costs are amortized over the vesting period and approximated $1 million in 2003, $2 million in 2002, and $2 million in 2001.

  NOTE 16.       Net Capital Requirements

The Corporation is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and the Commodity’s Futures Trading Commission Regulation 1.17 which both require the maintenance of minimum net capital.  The Corporation has elected to use the alternative method, permitted by the Rule, which requires that the Corporation maintain minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined.  At December 31, 2003, the Corporation had net capital of $26.6 million, which was 571.75% of aggregate debit balances and $25.6 million in excess of required minimum net capital.

  NOTE 17.       Trading Activities

As part of its trading activities, the Company provides to institutional clients, brokerage and underwriting services.  While trading activities are primarily generated by client order flow, the Company also takes selective proprietary positions based on expectations of future market movements and conditions and to facilitate institutional client transactions.  Interest revenue and expense are integral components of trading activities.  In assessing the profitability of trading activities, the Company views net interest and principal transactions revenues in the aggregate.  Certain trading activities expose the Company to market and credit risks.

Market Risk:  Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates, equity prices, or other risks.  The level of market risk is influenced by the volatility and the liquidity in the markets in which financial instruments are traded.

As of December 31, 2003, the Company had approximately $4.9 million of securities owned which were considered non-investment grade. Non-investment grade securities are defined as debt and preferred equity securities rated as BB+ or lower or equivalent ratings by recognized credit rating agencies. These securities have different risks than investment grade rated investments because the companies are typically more highly leveraged and therefore more sensitive to adverse economic conditions and the securities may be more thinly traded or not traded at all.

The Company seeks to mitigate market risk associated with trading inventories by employing hedging strategies that correlate interest rate, price, and spread movements of trading inventories and related financing and hedging activities.  The following describes the types of market risk faced by the Company.

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

The Company also has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at December 31, 2003 at market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 2003.

Credit Risk:  The Company is exposed to risk of loss if an issuer or counter party fails to perform its obligations under contractual terms (“default risk”).  Both cash instruments and derivatives expose the Company to default risk.  The Company has established policies and procedures for mitigating credit risks on principal transactions, including reviewing and establishing limits for credit exposure, requiring collateral to be pledged, and assessing the creditworthiness of counter parties.

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

Concentrations of Credit Risk:  The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counter party basis, as well as by groups of counter parties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. The Company’s most significant industry credit connection is with financial institutions. Financial institutions include other brokers and dealers, commercial banks, finance companies, insurance companies and investment companies. This concentration arises in the normal course of the Company’s brokerage, trading, financing, and underwriting activities. To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counter party and market conditions. Also, the Company purchases securities and may have significant positions in its inventory subject to market and credit risk. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold. In order to control these risks, securities positions are monitored on at least a daily basis along with hedging strategies that are employed by the Company.

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

(In thousands of dollars)	2003	2002	2001
Trading profits-state and municipal bond	$15,034	$16,040	$446
Index futures hedging	(2,510)	(3,135)	(354)
Net revenues	$12,524	$12,905	$92

The contractual or notional amounts related to the index futures contracts were as follows at December 31:

(In thousands of dollars)	2003	2002
Average notional or contract market value	$(31,584)	$(27,763)
Year end notional or contract market value	$(27,051)	$(30,519)

The contractual or notional amounts related to these financial instruments reflect the volume and activity and do not reflect the amounts at risk.  The amounts at risk are generally limited to the unrealized market valuation gains on the instruments and will vary based on changes in market value.  Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements.  Open equity in the futures contracts in the amount of $678,000 and $644,000 at December 31, 2003 and 2002, respectively, are recorded as other assets.  The settlements of the aforementioned transactions are not expected to have a material adverse effect on the financial condition of the Company.

  NOTE 19.       Segment Analysis

The Company’s reportable segments include Taxable Fixed Income, Municipal Capital Markets, Equity Capital Markets, Fixed Income-Other and Corporate-Other which collectively comprise First Albany Capital Inc., the Company’s brokerage operations; Parent and Affiliates, FA Asset Management Inc., and Investments . The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

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

The Parent and Affiliates segment includes the Parent company, excluding its investment portfolio, and the asset management services of FA Technology Ventures.  The FA Asset Management Inc. segment includes Noddings Investments. The Investment segment includes realized gains and losses, unrealized gains and losses and the equity in income and loss of affiliate from the Company’s investment portfolio including gains on sale of equity holdings.

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

Information concerning operations in these segments is as follows for the years ended December 31:

(In thousands of dollars)	2003	2002	2001
Net revenue (including net interest income)
Taxable Fixed Income	$50,791	$65,453	$55,857
Municipal Capital Markets	41,173	45,134	34,671
Equity Capital Markets	52,275	31,341	24,659
Fixed Income-Other	17,170	19,465	16,270
Corporate-Other	2,989	3,140	4,071
First Albany Capital Inc.	164,398	164,533	135,528
Parent and Affiliates	411	1,171	2,233
FA Asset Management Inc.	3,715	2,650	2,409
Investments	23,597	2,085	1,052
Total Net Revenue	$192,121	$170,439	$141,222
Net interest income (included in total net revenue)
Taxable Fixed Income	$489	$649	$133
Municipal Capital Markets	1,159	1,061	(594)
Equity Capital Markets	34	16	(64)
Fixed Income-Other	277	673	(495)
Corporate-Other	2,695	3,409	5,212
First Albany Capital Inc.	4,654	5,808	4,192
Parent and Affiliates	(1,300)	(612)	(462)
FA Asset Management Inc.`	(36)	(11)	10
Total Net Interest Income	$3,318	$5,185	$3,740
(In thousands of dollars)	2003	2002	2001
Pre-tax Contribution
Taxable Fixed Income	$9,773	$14,435	$12,180
Municipal Capital Markets	7,898	9,644	6,320
Equity Capital Markets	(590)	(6,598)	(20,101)
Fixed Income-Other	8,255	9,965	7,996
Corporate-Other	(18,489)	(21,371)	(10,948)
First Albany Capital Inc.	6,847	6,075	(4,553)
Parent and Affiliates	(10,446)	(4,369)	(883)
FA Asset Management Inc.	(2,682)	(816)	(154)
Investments	23,597	2,085	1,052
Total Pre-tax Contribution before Income/(loss) before income taxes, discontinued operations and cumulative effect of accounting change	$17,316	$2,975	$(4,538)
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Taxable Fixed Income	$283	$288	$225
Municipal Capital Markets	387	404	383
Equity Capital Markets	1,098	1,028	757
Fixed Income-Other	45	59	51
Corporate-Other	798	904	915
First Albany Capital Inc.	2,611	2,683	2,331
Parent and Affiliates	135	36	103
FA Asset Management Inc.	181	55	46
Total	$2,927	$2,774	$2,480

The financial policies of the Company’s segments are the same as those described in the “Summary of Significant Accounting Policies” footnote (Note 1).  Asset information by segment is not reported since the Company does not produce such information.  All assets are located in the United States of America. Prior periods’ financial information has been reclassified to conform to the current presentation.

  NOTE 20.       New Accounting Standards

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  SFAS No. 143 was adopted January 1, 2003 and did not have a material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.”  This Standard addresses a number of items related to leases and other matters.  SFAS No. 145 was adopted January 1, 2003 and did not have a material impact on its financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Standard addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 was adopted January 1, 2003 and did not have a material impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee.  FIN 45 was adopted January 1, 2003 and did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities (Revised)”.  FIN No. 46R requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity.  FIN No. 46R is effective for VIEs as of March 31, 2004.  The Company continues to evaluate the impact of adoption but does not expect it to have a material effect on its financial statements.

  NOTE 21.       Business Combination

During the year ended December 31, 2002, the Company acquired for approximately $2.0 million the assets and liabilities related to the asset management and broker dealer business, which operated under the “Noddings” trade name and was owned by Conning Asset Management Company. Approximately $0.9 million of the purchase price was to acquire the net assets of the business, which consisted substantially of short term receivables of $1.6 million netted by liabilities of $0.7 million. The remaining $1.1 million was allocated to intangible assets. The acquisition did not have a material impact on the financial position of the Company and did not impact the results of operations.

During the year ended December 31, 2003, additional expenses of $42,000 related to the acquisition were paid and allocated to intangible assets.

In January 2004, $500,000 of additional cash consideration based on the amount of assets under management was paid.  The $500,000 was allocated to intangible assets for the year ended December 31, 2003.

Under the terms of the asset purchase agreement, the Company may be required to pay up to $250,000 of additional cash consideration contingent upon the amount of assets under management on various dates through 2004.

  NOTE 22.       Discontinued Operations

During the third quarter of 2000, the Company sold assets of its Private Client Group, which was its retail brokerage network.  In accordance with Accounting Principles Board Option No. 30 (APB 30), “Reporting the Results of Operations – Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions,” the results of the Private Client Group were reported separately as a discontinued operation for all periods presented.  In connection with this sale, additional refunds, revenues and litigation costs are possible, and will be included in income (loss) from discontinued operations, net of taxes when these revenues and costs occur and/or may be reasonably estimated.

Included in the balance sheet at December 31, 2003 was approximately $3.0 million in accrued expenses for impaired lease space and approximately $0.2 million in accrued legal expenses relating to discontinued operations.

  NOTE 23.       Subsequent Events

Acquisition of Descap Securities Inc.

On February 19, 2004, the Company announced that it has reached an agreement to acquire Descap Securities Inc., a New York-based broker-dealer and investment bank specializing in mortgage-backed securities. The value of the transaction is approximately $32 million, which consists of $25 million in cash and 503,677 shares of the Company’s. common stock, plus future consideration based on financial performance.

The acquisition will be funded through a term loan of $20 million and other working capital.  In fiscal 2003, Descap Securities, which will continue to operate under its current name, had revenues of approximately $32 million.

The Company will also issue 270,843 shares of restricted stock to employees of Descap Securities, which vests over a three-year period.

Descap Securities, which has a staff of 23 employees, specializes in the primary issuance and secondary trading of mortgage-backed securities, asset-backed securities, collateralized mortgage obligations and derivatives, and commercial mortgage backed securities.  Its investment banking group provides advisory and capital raising services, and specializes in structured finance and asset-backed securities.  The transaction is expected to close before the middle of the third quarter of 2004.

Private Placement

On February 27, 2004, the Company announced that it had reached an agreement to raise $10 million through a private placement of securities.  The offering, a private placement in public equity (PIPE), was purchased by accredited investor employees of the Company.  The terms include registration rights with a one-year lock-up provision, subject to certain exceptions.  The firm intends to issue an aggregate of 896,057 shares in the private placement.  The transaction is expected to close in April 2004.

The proceeds will be used for general corporate purposes.

First Albany Companies Inc.

SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

(In thousands of dollars, except per share data)

	Quarters Ended
2003	Mar. 31	June 30	Sept. 30	Dec. 31
Total revenues	$46,468	$47,627	$45,266	$56,130
Interest expense	760	730	967	913
Net revenues	45,708	46,897	44,299	55,217
Total expenses (excluding interest)	42,216	43,003	39,502	50,084
Operating income (loss)	3,492	3,894	4,797	5,133
Equity in income (loss) of affiliate	-	-	-	-
Gain on sale of equity holdings	-	-	-	-
Income (loss) before income taxes	3,492	3,894	4,797	5,133
Income tax expense (benefit)	1,289	1,514	1,998	2,128
Income (loss) from continuing operations	2,203	2,380	2,799	3,005
Income (loss) from discontinued operations, net of taxes	-	146	-	28
Net income (loss)	$2,203	$2,526	$2,799	$3,033
Net income (loss) per common and common equivalent share
Basic
Continuing operations	$0.22	$0.23	$0.26	$0.28
Discontinued operations	-	0.01	-	-
Net income (loss)	$0.22	$0.24	$0.26	$0.28
Dilutive
Continuing operations	$0.21	$0.21	$0.22	$0.23
Discontinued operations	-	0.01	-	-
Net income (loss)	$0.21	$0.22	$0.22	$0.23

All per share figures have been restated for common stock dividends paid.  The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Prior quarter figures have been restated to reflect recognition provisions of FAS 123, “Accounting for Stock-Based Compensation.”  Refer to Note 15 of the Consolidated Financial Statements for more information related to accounting for stock-based compensation.

First Albany Companies Inc.

SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

(In thousands of dollars, except per share data)

	Quarters Ended
2002 – Calendar Year	Mar. 31	June 30	Sept. 30	Dec. 31
Total revenues	$41,355	$43,353	$48,467	$47,891
Interest expense	3,104	3,267	3,430	2,273
Net revenues	38,251	40,086	45,037	45,618
Total expenses (excluding interest)	37,729	38,272	44,051	47,412
Operating income (loss)	522	1,814	986	(1,794)
Equity in income (loss) of affiliate	(4,500)	(1,687)	(1,859)	2,323
Gain on sale of equity holdings	598	585	-	5,987
Income (loss) before income tax	(3,380)	712	(873)	6,516
Income tax expense (benefit)	(1,372)	353	(418)	2,024
Income (loss) from continuing operations	(2,008)	359	(455)	4,492
Income (loss) from discontinued operations, net of taxes	-	(236)	786	299
Income (loss) before cumulative effect	$(2,008)	$123	$331	$4,791
Cumulative effect of accounting change, net of taxes	-	-	-	(2,655)
Net income (loss)	$(2,008)	$123	$331	$2,136
Net income (loss) per common and common equivalent share
Basic
Continuing operations	$(0.22)	$0.04	$(0.05)	$0.47
Discontinued operations	-	(0.03)	0.08	0.03
Cumulative effect of accounting change	-	-		(0.28)
Net income (loss)	$(0.22)	$0.01	$0.03	$0.22
Dilutive
Continuing operations	$(0.22)	$0.04	$(0.05)	$0.47
Discontinued operations	-	(0.03)	0.08	0.03
Cumulative effect of accounting change	-	-		(0.28)
Net income (loss)	$(0.22)	$0.01	$0.03	$0.22

All per share figures have been restated for common stock dividends paid.  The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.  Controls and Procedures

As of the end of the period covered by this Form 10K, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

First Albany Companies Inc.

SUPPLEMENTARY DATA

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item will be contained under the caption "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 27, 2004.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be contained under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 27, 2004.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 27, 2004.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 27, 2004.  Such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information with respect to fees and services related to the Company’s independent auditors, PricewaterhouseCoopers, and the disclosure of the Audit Committee’s pre-approved policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of First Albany Companies Inc. to be held on or about April 27, 2004, and are incorporated herein by reference.

First Albany Companies Inc.

SUPPLEMENTARY DATA

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following financial statements are included in Part II, Item 8:

Report of Independent Auditors

Financial Statements:

Consolidated Statements of Operations for the Years
Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Financial Condition
as of December 31, 2003 and 2002

Consolidated Statements of Changes in Stockholders’
Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a) (2) The following financial statement schedule for the periods 2003, 2002 and 2001 are submitted herewith:

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits included herein:

Exhibit Number	Description
3.1	Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No. 3.1 to Registration Statement No. 33-1353).

3.1a	Amendment to Certificate of Incorporation of First Albany Companies Inc. (as filed as Exhibit No. (3) (i) to Form 10-Q for the quarter ended June 26, 1998)

3.1b	Amendment to Certificate of Incorporation of First Albany Companies Inc. (Filed as Appendix B to Proxy Statement on Schedule 14A dated May 2, 2000)

3.2	By laws of First Albany Companies Inc., as amended (filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002).

4.	Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353).

(a) (3) Exhibits included herein: (continued)

Exhibit Number	Description
10.1

First Albany Corporation Employees' Retirement and Savings Plan (formerly the Deferred Profit Sharing Plan of First Albany Corporation) amended and effective January 1, 2000 (filed as Exhibit 10.6b to Form 10K for the year ended December 31, 2000).

10.2	First Albany Companies Inc. 1989 Stock Incentive Plan, as amended effective May 20, 1999 (filed as Registration Statement 333-78877 to Form S-8 dated May 20, 1999).

10.3	Subordinated Loan Agreement dated September 16, 1996, between First Albany Companies Inc. and Sharon M. Duker (filed as Exhibit 10.20 to Form 10K for calendar year ended December 31, 1996).

10.4

Subordinated Loan Agreement between First Albany Companies Inc. and Sharon M. Duker as amended effective December 23, 1997 (filed as Exhibit 10.20a to Form 10-K for calendar year ended December 31, 1997).

10.5	Master Equipment Lease Agreement dated September 25, 1996, between First Albany Companies Inc. and KeyCorp Leasing Ltd. (filed as Exhibit 10.21 to Form 10K for calendar year ended December 31, 1996).

10.6	Subordinated Loan Agreement dated December 23, 1997 between First Albany Companies Inc. and Sharon M. Duker (filed as Exhibit 10.23 to Form 10K for calendar year ended December 31, 1997).

10.7	First Albany Companies Inc. 1999 Long Term Incentive Plan, as amended by (filed as Registration No. 333-97465 to Form S-8) dated July 31, 2002.

10.7a	First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Registration No. 333-105771 to Form S-8) dated June 2, 2003.

10.8

Agreements to Sell First Albany Corporation's Retail Branch Network and Correspondent Clearing Business dated May 8, 2000 between First Albany Companies Inc., First Albany Corporation and First Union Securities, Inc. (filed as Exhibit 10.26 to form 10Q for quarter ended March 31, 2000).

10.9	First Albany Companies Inc. 2000 Employee Stock Purchase Plan (filed as Registration No. 333-60244 (Form S-8) dated May 4, 2001).

10.10	First Albany Companies Inc. 2001 Long Term Incentive Plan (filed as Registration No. 333-97467 to form S-8) dated July 31, 2002.

10.11

Exchange agreement, dated December 20, 2002 (the “Agreement”), by and between First Albany Companies Inc., a New York corporation (“FAC”), and Mechanical Technology Incorporated, a New York corporation (“MTI”) (filed as Exhibit 10.16 to Form 10-K for year ended December 31, 2002).

10.12	First Albany Companies Inc. 2003 Non-Employee Directors Stock Plan (filed as Registration No. 333-105772 to Form S-8) dated June 2, 2003.

10.13	Employment Agreement dated 2/18/03 (filed as Exhibit 10.18 to Form 10-Q for the quarter ended March 31, 2003).

10.14	Employment Agreement dated 3/20/03 (filed as Exhibit 10.18 to Form 10-Q for the quarter ended March 31, 2003).

(a) (3) Exhibits included herein: (continued)

Exhibit Number	Description
10.15	First Albany Companies Inc. 8.5% Senior Notes, due 2010 Note Purchase Agreement, dated June 13, 2003 (filed as exhibit herewith).

21	List of Subsidiaries of First Albany Companies Inc.

23	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, furnished herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, furnished herewith

32	Section 1350 Certifications, furnished herewith

(b)	Reports on Form 8-K:
The following reports on Form 8-K were filed during the quarter ended December 31, 2003:
1. Form 8-K filed October 17, 2003, announcing First Albany Companies Inc.’s financial results for the quarter ended September 30, 2003.
2. Form 8-K filed October 22, 2003, announcing First Albany Companies Inc. elects four new board members.

FIRST ALBANY COMPANIES INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

PERIODS ENDED DECEMBER 31, 2003, DECEMBER 31, 2002

AND DECEMBER 31, 2001.

COL. A	COL. B	COL. C	COL. D	COL. E

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Allowance for doubtful accounts – deducted from receivables from customers
Calendar Year 2003	$86,000	$35,000	$85,000	$36,000
Calendar Year 2002	$227,000	$-	$141,000	$86,000
Calendar Year 2001	$300,000	$-	$73,000	$227,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ALBANY COMPANIES INC	By:
/s/ALAN P. GOLDBERG,
President and Chief Executive Officer
Date: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	TITLE	DATE

/S/George C. McNamee	Chairman	March 11, 2004
GEORGE C. MCNAMEE

/S/Alan P. Goldberg	President and Chief Executive Officer	March 11, 2004
ALAN P. GOLDBERG
Chief Financial Officer
/S/Steven R. Jenkins	(Principal Accounting Officer	March 11, 2004
STEVEN R. JENKINS	and Principal Financial Officer)

/S/Hugh A. Johnson, Jr.	Senior Vice President and Director	March 11, 2004
HUGH A. JOHNSON, JR.

/S/Robert F. Campbell	Director	March 11, 2004
ROBERT F. CAMPBELL

/S/Carl P. Carlucci	Director	March 11, 2004
CARL P. CARLUCCI, PhD

/S/Walter M. Fiederowicz	Director	March 11, 2004
WALTER M. FIEDEROWICZ

/S/Nicholas A. Gravante, Jr.	Director	March 11, 2004
NICHOLAS A. GRAVANTE, JR

Director
DALE KUTNICK

/S/Arthur T. Murphy, Jr.	Director	March 11, 2004
ARTHUR T. MURPHY, JR

/S/Shannon P. O’Brien	Director	March 11, 2004
SHANNON P. O’BRIEN

/S/Arthur J. Roth	Director	March 11, 2004
ARTHUR J. ROTH