Form 10-Q
period 2004-03-31
FIRST ALBANY COMPANIES INC
filed 2004-05-10
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

- or -

[    ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                     to

Commission file number 0-14140

FIRST ALBANY COMPANIES, INC.

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

(518) 447-8500

(Registrant’s telephone number, including area code)

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

Yes   X           No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

13,570,846 shares of Common Stock were outstanding as of the close of business on April 30, 2004

#

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Page

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Financial

Condition at March 31, 2004 (unaudited) and

December 31, 2003

3

Condensed Consolidated Statements of Operations

for the Three Months Ended March 31, 2004

and March 31, 2003 (unaudited)

4

Condensed Consolidated Statements of Cash Flows

for the Three Months Ended March 31, 2004

and March 31, 2003 (unaudited)

5

Notes to Condensed Consolidated Financial

Statements (unaudited)

6-17

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

18-24

Item 3. Quantitative and Qualitative Disclosure About Market Risk

25-26

Item 4. Controls and Procedures

27

Part II - Other Information

Item 1. Legal Proceedings

28

#

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Item 1.  Financial Statements

(In thousands of dollars)
As of	March 31, 2004	December 31, 2003
Assets
Cash	$229	$92
Cash and securities segregated for regulatory purposes	6,300	-
Securities purchased under agreement to resell	78,364	56,261
Receivables from:
Brokers, dealers and clearing agencies	39,052	12,550
Customers, net	9,600	3,867
Others	6,449	7,149
Securities owned	233,649	239,888
Investments	57,261	55,864
Office equipment and leasehold improvements, net	6,210	6,176
Other assets	16,580	12,500
Total assets	$453,694	$394,347
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$203,600	$138,500
Payables to:
Brokers, dealers and clearing agencies	1,935	20,375
Customers	7,368	5,585
Others	14,222	4,654
Securities sold, but not yet purchased	83,545	58,069
Accounts payable	3,674	3,749
Accrued compensation	13,025	46,693
Accrued expenses	11,552	10,211
Notes payable	13,727	14,422
Deferred tax liability	785	1,751
Obligations under capitalized leases	3,082	3,183
Total liabilities	356,515	307,192
Commitments and Contingencies
Subordinated debt	3,721	3,721
Stockholders’ Equity
Common stock	140	120
Additional paid-in capital	134,539	109,531
Unearned compensation	(16,972)	(5,229)
Deferred compensation	3,328	2,699
Retained (deficit)	(22,794)	(20,160)
Treasury stock, at cost	(4,783)	(3,527)
Total stockholders’ equity	93,458	83,434
Total liabilities and stockholders’ equity	$453,694	$394,347

See notes to condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands of dollars except for per share amounts and shares outstanding)	2004	2003
Revenues:
Commissions	$5,798	$4,187
Principal transactions	24,963	28,408
Investment banking	10,229	5,250
Investment gains (losses)	(277)	4,847
Interest	1,737	1,822
Fees and other	1,157	1,954
Total revenues	43,607	46,468
Interest expense	1,015	760
Net revenues	42,592	45,708
Expenses (excluding interest):
Compensation and benefits	32,762	31,588
Clearing, settlement and brokerage costs	1,385	1,064
Communications and data processing	4,113	3,482
Occupancy and depreciation	2,313	2,268
Selling	1,775	1,670
Other	4,167	2,144
Total expenses (excluding interest)	46,515	42,216
Income (loss) before income taxes	(3,923)	3,492
Income tax (benefit) expense	(1,995)	1,288
Net income (loss)	$(1,928)	$2,204
Per share data:
Basic earnings per share	$(0.18)	$0.22
Diluted earnings per share	(0.18)	0.21
Weighted average common and common equivalent shares outstanding:
Basic	11,011,213	10,238,404
Diluted	11,011,213	10,575,664

See notes to condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands of dollars)	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,928)	$2,204
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	751	747
Deferred compensation	629	508
Deferred income taxes	(966)	1,799
Unrealized investment (gain) loss	309	(4,908)
Realized (gain) loss on sale of investments	(32)	61
Services provided in exchange for common stock	1,897	404
(Increase) decrease in operating assets:
Cash and securities segregated under federal regulations	(6,300)	1,800
Securities purchased under agreement to resell	(22,103)	22,725
Net receivables from brokers, dealers and clearing agencies	(44,942)	26,053
Net receivables from customers	(3,950)	(3,581)
Securities owned, net	31,715	76,569
Other assets	(4,116)	(3,119)
Increase (decrease) in operating liabilities:
Net payables to others	1,302	594
Accounts payable and accrued expenses	(32,402)	(34,023)
Income taxes payable, net	-	(2,780)
Net cash (used in) provided by operating activities	(80,136)	85,053
Cash flows from investing activities:
Purchase of office equipment and leasehold improvements	(294)	(897)
Purchase of investments	-	(49)
Proceeds from sale of investments	32	13
Net cash used in investing activities	(262)	(933)
Cash flows from financing activities:
Net proceeds (payment) of short-term bank loans	65,100	(79,975)
Payments on notes payable	(745)	(745)
Payments of obligations under capitalized leases	(506)	(455)
Payments for purchases of common stock for treasury	-	(102)
Proceeds from issuance of common stock	10,133	589
Net increase (decrease) from drafts payable	7,260	(2,169)
Dividends paid	(707)	(559)
Net cash provided by (used in) financing activities	80,535	(83,416)
Increase in cash	137	704
Cash at beginning of the year	92	176
Cash at end of period	$229	$880

In 2004 the Company entered into capital leases for office and computer equipment totaling approximately $0.4 million.

See notes to condensed consolidated financial statements

.

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary for a fair presentation of results for such periods.  The results for any interim period are not necessarily indicative of those for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003.

2.   Reclassification

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

3.   Comprehensive Income

The Company has no components of other comprehensive income; therefore comprehensive income equals net income.

4.   Earnings Per Common Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding.  Dilutive earnings per share have been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents outstanding during the reporting period.

	Three Months Ended
	March 31,
	2004	2003
Weighted average shares for basic earnings per share	11,011,213	10,238,404
Effect of dilutive common stock equivalents (stock options and stock issuable under employee benefit plans)	-	337,260
Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	11,011,213	10,575,664

For the three months ended March 31, 2004, the Company excluded approximately 1.5 million common stock equivalents in its computation of dilutive earnings per share because they were anti-dilutive.

5.   Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts receivable from brokers, dealers and clearing agencies consisted of the following at:

(In thousands of dollars)	March 31, 2004	December 31, 2003
Adjustment to record securities owned on a trade date basis, net	$16,883	$-
Securities borrowed	539	6,004
Securities failed-to-deliver	14,417	3,311
Receivable from clearing organizations	7,213	3,235
Total	$39,052	$12,550

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amounts payable to brokers, dealers and clearing agencies consisted of the following at:

(In thousands of dollars)	March 31, 2004	December 31, 2003
Adjustment to record securities owned on a trade date basis, net	$-	$16,593
Securities failed-to-receive	1,935	3,782
Total	$1,935	$20,375

Proprietary securities transactions are recorded on trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the Statement of Financial Condition.

6.   Receivables from Customers

The majority of the Company’s non-institutional customer securities transactions, including those of officers, directors, employees and related individuals, are cleared through a third party under a clearing agreement.  Under this agreement, the clearing agent executes and settles customer securities transactions, collects margin receivables related to these transactions, monitors the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, requires the customer to deposit additional collateral with them or to reduce positions, if necessary.  In the event the customer is unable to fulfill its contractual obligations, the clearing agent may purchase or sell the financial instrument underlying the contract, and as a result may incur a loss.

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this right.  At March 31, 2004, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

At March 31, 2004, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional client.

7. Securities Owned And Sold But Not Yet Purchased

Securities owned and sold but not yet purchased consisted of the following at:

	March 31, 2004		December 31, 2003
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$17,648	$68,703	$11,103	$55,815
State and municipal bonds	165,255	12,961	190,163	96
Corporate obligations	38,374	897	27,837	534
Corporate stocks	10,143	980	9,077	1,620
Options	218	4	153	4
Not Readily Marketable Securities
Securities with no publicly quoted market	117	-	117	-
Securities subject to restrictions	1,894	-	1,438	-
Total	$233,649	$83,545	$239,888	$58,069

Securities not readily marketable include securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions or conditions applicable to the securities or to the Company.

8.   Investments

The Company’s investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below.

(In thousands of dollars)	March 31, 2004	December 31, 2003
Carrying Value
Public	$41,192	$41,505
Private	11,384	11,511
Consolidation of Employee Investment Funds, net of Company’s ownership interest	4,685	2,848
Total carrying value	$57,261	$55,864

For the three months ending:	March 31, 2004	March 31, 2003

Net realized gains (losses)
Public	$-	$14
Private	32	(75)
Total net realized gains (losses)	$32	$(61)

Net unrealized gains (losses)
Public	$(313)	$3,741
Private	4	1,167
Total net unrealized gains (losses)	$(309)	$4,908

Investment gains (losses)	$(277)	$4,847

Publicly held investments include 853,924 shares of META Group Inc. (“METG”) with a market value of $4.8 million. At March 31, 2004, the Company could only make public sales of these shares pursuant to Rule 144 of the Securities Act of 1933 ( “Rule 144”); however, effective May 24, 2004, these shares are freely tradable and transferable. Also, included in publicly held investments are 2,991,040 shares of Mechanical Technology Incorporated (“MKTY”). As of March 31, 2004, the MKTY shares have a market value of $15.3 million and cannot be sold until after December 23, 2004 as a result of a lock-up agreement entered into by the Company with MKTY. Following the expiration of the lock-up periods, the MKTY shares are also subject to the trading restrictions provisions of Rule 144.

 2,721,088 shares of Plug Power (“PLUG”) are also included in publicly held investments with a market value of $21.0 million at March 31, 2004.  In March 2004, the Company announced its intent to distribute most of its holdings in PLUG to the Company’s shareholders. Pursuant to this, in April 2004, the Company declared a special dividend of one share of PLUG stock for every seven shares of the Company’s stock, payable May 18, 2004 to shareholders of record as of May 4, 2004.   Due to a recently filed registration statement on Form S-3, up to 2,400,000 shares of PLUG have been registered for the purpose of this special dividend. The remaining PLUG shares may only be sold pursuant to Rule 144.  Under the restrictions of Rule 144, the Company’s sale of PLUG stock for a three month period  may not exceed the greater of one percent of the outstanding shares of PLUG or the average weekly volume of trading in PLUG during the four calendar weeks preceding the sale. PLUG currently has 73.0 million shares outstanding and had an average weekly volume for the four calendar weeks ended March 31, 2004 of approximately 3,200,000 shares.

Privately held investments include an investment of $3.6 million in FA Technology Ventures, LP (the “Partnership”).  At March 31, 2004 this $3.6 million is the Company’s maximum exposure to loss in the Partnership.  The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital.  At March 31, 2004 total Partnership capital for all investors in the Partnership equaled $14.3 million.  FATV is the manager of funds in this investment.  Revenues derived from management of this investment for the three months ended March 31, 2004 were $0.5 million in consolidation.

The Company has consolidated its Employee Investment Funds (EIF). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested.  At March 31, 2004, the Company’s exposure to loss as a result of its involvement with the EIF includes the following: the Company’s direct investment of $0.8 million in the EIF and a $2.6 million loan to the EIF and a commitment to loan an additional $0.6 million to the EIF. The effect of consolidating the EIF was to increase Investments by $4.7 million, decrease Receivable from Others by $2.6 million (to reclassify the amount loaned by the Company to the EIF) and increase Payable to Others by $2.1 million.  The Payable to Others amount relates to the value of the EIF owned by employees.

9.   Intangible Assets

(In thousands of dollars)	March 31, 2004	December 31, 2003
Amortized intangible assets:
Customer related	$1,418	$1,418
Accumulated amortization	(138)	(102)
	$1,280	$1,316

Unamortized intangible assets:
Goodwill	$354	$354

Aggregate amortization expense for the three-month period ending March 31, 2004 and 2003 was $36 thousand and $22 thousand, respectively.

Customer related intangible assets are being amortized over 10 years.

Estimated Amortization Expense (year ended December 31)
2004 (remainder)	$106
2005	142
2006	142
2007	142
2008	142
Thereafter	606

The intangible assets, which are recorded in Other assets on the Statement of Financial Condition, are related to the institutional convertible bond arbitrage advisory group included in the Parent and Affiliates segment, and will be tested annually for impairment in the quarter ending December 31 of each fiscal year.

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.   Payables to Others

Amounts payable to others consisted of the following at:

(In thousands of dollars)	March 31, 2004	December 31, 2003
Draft payables	$8,909	$1,649
Others	3,258	2,012
Payable to Employees for the Employee Investment Funds (see Note 8)	2,055	993
Total	$14,222	$4,654

Drafts payable represent amounts drawn by the Company against bank overdrafts under a sweep agreement with a bank.

11.   Notes Payable

Notes payable consist of a note for $73,333 which is payable in monthly principal payments of $73,333 plus interest.  The interest rate is 1.5% over the 30-day London InterBank Offered Rate (“LIBOR”) (1.09% plus 1.50% at March 31, 2004).  This note matures on April 1, 2004.

Notes payable also includes a note for $4.5 million collateralized by marketable securities included in the Company’s investment portfolio, which is payable in quarterly principal payments of $525,000 plus interest.  The interest rate is fixed at 7% for the term of the loan.  This loan matures September 1, 2006.

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

The Senior Notes contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50,000,000 of net worth and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly-owned subsidiary) of not less than 1.2 to 1. As of March 31, 2004, the Company was in compliance with these covenants.

Principal payments for all notes, which include $846,000 discounted on the Senior Notes, are due as follows:

(In thousands of dollars)
2004 (remaining)	$1,648
2005	2,100
2006	2,825
2007	2,000
Thereafter	6,000
Total principal payments	14,573
Less: remaining amortization of value of warrants	846
Total principal payments remaining	$13,727

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.   Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at March 31, 2004

(In thousands of dollars)
2004	$1,584
2005	780
2006	514
2007	276
2008	134
Thereafter	4
Total minimum lease payments	3, 292
Less: amount representing interest	210
Present value of minimum lease payments	$3,082

13.   Commitments and Contingencies

Commitments:  As of March 31, 2004, the Company had a commitment through July 2006 to invest up to $14.8 million in FA Technology Ventures, LP (the “Partnership”), of which $1.9 million was funded on April 1, 2004.  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership agreement, under certain conditions, the General Partnership is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner will receive a carried interest on customary terms. The General Partner has contracted with FATV to act as investment advisor to the General Partner.

As of March 31, 2004, the Company had an additional commitment through July 2006 to invest up to $10.1 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.

The EIF are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

In 1999, the Company acted as a placement agent for a $7.5 million bond issue.  In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement, which expires on October 1, 2004, that indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds.  As of March 31, 2004, based upon current conditions, the Company has accrued $3.1 million as a liability related to the agreement of which $1.5 million was accrued during the quarter just ended.  These bonds are collateralized by a first security interest in certain rights, titles and interests of the company for whom the bonds were issued.  In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

Litigation: In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court").  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs’ claims have now been referred back to the Bankruptcy Court for such consideration. The Company believes that it has strong defenses to and attends to vigorously defend itself against the plaintiffs’ claims, and believes that the claims lack merit.

In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims.  Certain of these are class actions, which seek unspecified damages, which could be substantial.  Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely of adverse dispositions.  Although further losses are possible, the opinion of management, based upon the advice of its attorneys and General Counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.  During the quarter ended March 31, 2004, the Company accrued an additional $0.6 million as a result of an arbitration award in an employment dispute.

Other: The Company enters into underwriting commitments to purchase securities, as part of its investment banking business. Also, the Company may purchase or sell securities on a when-issued basis.  As of March 31, 2004, the Company had $1.4 million in outstanding underwriting commitments and had purchased $9.6 million and sold $4.1 million securities on a when-issued basis.

In connection with a $47.4 million underwriting transaction, the Company sent unauthorized emails to 223 addressees, each of which may have constituted a nonconforming prospectus under the Securities Act of 1933.  A recipient of the unauthorized emails may be entitled to rescission rights if they purchased shares of common stock issued through the underwriting transaction.  The rescission rights would allow any recipient of the communication, for a period of one year from the date of such recipient’s purchase of shares of common stock issued through the underwriting, to seek recovery of the consideration paid in connection with the purchase.  The Company has agreed to indemnify the company whose common stock was underwritten for losses, costs and expenses that might be incurred as a result of the unauthorized communications.  In an effort to avoid further Securities Act implications and to minimize the risk related to the indemnification provided as a result of the unauthorized communication, the Company took a number of steps to control the solicitation, allocation and distribution of the shares of common stock issued in the transaction, which included selling only to institutional investors and prohibiting sales to those who were among the 223 original addressees.  As of March 31, 2004, the Company has not accrued any liability related to this agreement.

14.   Stockholders’ Equity

Dividend

In April 2004, the Board of Directors declared a quarterly dividend of $.05 per share for the first quarter ended March 31, 2004, payable on May 28, 2004 to stockholders of record on May 14, 2004.

In March 2004, the Company announced its intent to distribute a significant portion of its holdings in Plug Power (PLUG) to First Albany shareholders. Pursuant to this, in April 2004, the Company declared a special dividend of one share of PLUG stock for every seven shares of the Company stock, payable May 18, 2004 to shareholders of record as of May 4, 2004.

Private Placement

In March 2004 and April 2004, the Company raised $10 million in equity through a private placement of approximately 896,000 shares of the Company stock.

Deferred Compensation and Employee Stock Trust

The Company has adopted various nonqualified deferred compensation plans (the “Plans”) for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company.  Plan participants may elect under the Plans to have the value of their Plans accounts track the performance of one or more investment benchmarks available under the Plans, including First Albany Companies Common Stock Investment Benchmark, which tracks the performance of First Albany Companies Inc. common stock (“Company Stock”).  With respect to the First Albany Companies Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the “Trust”) it has established in connection with meeting its related liability under the Plans.

Assets of the Trust have been consolidated with those of the Company.  The value of the Company’s stock at the time contributed to the Trust has been classified in stockholders’ equity as treasury stock.  The deferred compensation arrangement requires the related liability to be settled by delivery of a fixed number of shares of Company Stock.  Accordingly, the related liability is classified in stockholders’ equity as deferred compensation and changes in the fair market value of the amount owed to the participant in the Plan is not recognized.

Unearned Compensation

The Company has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock.  The unamortized amount related to restricted common stocks awarded under these plans is classified in equity under unearned compensation.

15.   Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which eligible employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock of the Company. The purpose of these stock incentive plans are to promote the interests of the Company, its subsidiaries and its stockholders by enabling the Company and its subsidiaries to attract, retain and motivate employees and officers or those who will become employees or officers of the Company and/or its subsidiaries, and to align the interest of those individuals with the Company’s stockholders.  To do this, these plans offer performance-based incentive awards and equity-based opportunities to provide such persons with a proprietary interest in maximizing the growth, profitability and overall success of the Company.

Restricted Stock:  In connection with year-end performance compensation and for recruiting of new employees,  892,147 shares of restricted stock were awarded under the plans during the first quarter of 2004, at a weighted average grant date price of $15.33.  The fair market value of the awards will be amortized over the period in which the restrictions are outstanding, which is three years.

Options:  The Company adopted the recognition provisions of FAS 123 effective January 1, 2003 using the prospective method of transition described in FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under the fair value recognition provisions of FAS 123 and FAS 148, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period for awards granted after December 31, 2002.

The following table reflects the effect on net income if the fair value based method had been applied to all outstanding and unvested stock options in each period.

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of dollars)	March 31, 2004	March 31, 2003
Net income (loss), as reported	$(1,928)	$2,204
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	39	16
Less: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of tax	(364)	(368)
Pro forma net income (loss)	$(2,253)	$1,852
Earnings per share
As reported
Basic	$(0.18)	$0.22
Diluted	$(0.18)	$0.21
Pro forma
Basic	$(0.20)	$0.18
Diluted	$(0.20)	$0.18

16.   Net Capital Requirements

The Company’s broker-dealer subsidiary, First Albany Capital Inc. (the “Corporation”), is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  The Corporation has elected to use the alternative method permitted by the rule, which requires the Corporation to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of March 31, 2004, the Corporation had aggregate net capital, as defined, of $18.0 million, which equaled 187.4% of aggregate debit balances and $17.0 million in excess of required minimum net capital.

17.   Segment Analysis

The Company will discontinue its asset management business – FA Asset Management Inc. – with the exception of the institutional convertible bond arbitrage advisory group.  The convertible bond arbitrage advisory group is now included in the Parent and Affiliates segment.  The FA Asset Management Inc. segment, includes those operations to be discontinued in the future.

The Company’s reportable segments include Taxable Fixed Income, Municipal Capital Markets, Equity Capital Markets, Fixed Income-Other and Corporate-Other, which collectively comprise First Albany Capital Inc., the Company’s brokerage operations. The Company’s reportable segments also include Parent and Affiliates, FA Asset Management Inc. (future discontinued operations) and Investments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on revenue and expected profitability.

The Taxable Fixed Income segment includes institutional sales and trading of corporate, federal government and agency securities.  The Municipal Capital Markets segment includes underwriting and institutional sales and trading of municipal securities as well as financial advisory services for municipalities.  The Equity Capital Markets segment includes institutional sales and trading of equity securities, corporate finance advisory services and underwritings.  The Fixed Income-Other segment includes institutional sales and trading of fixed income middle markets and taxable municipal securities. The Corporate-Other segment includes internal operations and support costs, along with other unallocated revenues and expenses.

The Parent and Affiliates segment includes the Parent company, excluding its investment portfolio, the asset management services of FATV, and the Company’s institutional convertible bond arbitrage advisory group.  The Investment segment includes realized gains and losses and unrealized gains and losses from the Company’s investment portfolio. The Investment segment does not include revenues the Company receives through FATV for management of some of its private investments, which are eliminated in consolidation in investment gains (losses).  These revenues are included in the Parent and Affiliates segment.

Intersegment revenue have been eliminated for purposes of presenting net revenue so that total net revenue presented is from external sources. Interest revenue is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the business segment. Depreciation and amortization is allocated to the business segments.

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information concerning operations in these segments is as follows for the three months ending March 31:

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,
(In thousands of dollars)	2004	2003
Net revenues (including net interest income)
Taxable Fixed Income	$9,274	$15,731
Municipal Capital Markets	6,813	9,021
Equity Capital Markets	21,779	9,741
Fixed Income-Other	3,500	4,144
Corporate-Other	880	652
First Albany Capital Inc.	42,246	39,289
Parent and Affiliates	190	1,092
FA Asset Management Inc.	564	613
Investments	(408)	4,714
Total net revenues	$42,592	$45,708
Net interest income (included in total net revenues)
Taxable Fixed Income	$19	$198
Municipal Capital Markets	338	367
Equity Capital Markets	10	7
Fixed Income-Other	84	22
Corporate-Other	732	671
First Albany Capital Inc.	1,183	1,265
Parent and Affiliates	(429)	(199)
FA Asset Management Inc.	(32)	(4)
Total net interest income	$722	$1,062
Income (loss) before income taxes:
Taxable Fixed Income	$1,562	$3,319
Municipal Capital Markets	(1,282)	1,612
Equity Capital Markets	2,660	(1,115)
Fixed Income-Other	1,913	2,294
Corporate-Other	(5,662)	(4,635)
First Albany Capital Inc.	(809)	1,475
Parent and Affiliates	(1,544)	(2,397)
FA Asset Management Inc.	(1,162)	(300)
Investments	(408)	4,714
Income (loss) before income taxes	$(3,923)	$3,492
(In thousands of dollars)
Depreciation and amortization expense (charged to each segment in measuring the income (loss) before income taxes)
Taxable Fixed Income	$69	$71
Municipal Capital Markets	94	96
Equity Capital Markets	267	294
Fixed Income-Other	10	13
Corporate-Other	189	224
First Albany Capital Inc.	629	698
Parent and Affiliates	97	34
FA Asset Management Inc.	25	15
Total	$751	$747

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The financial policies of the Company’s segments are the same as those described in the “Summary of Significant Accounting Policies” footnote (Note 1 to the annual report on Form 10-K).  Asset information by segment is not reported since the Company does not produce such information.  All assets are located in the United States of America. Prior periods’ financial information has been reclassified to conform to the current presentation.

18.   New Accounting Standards

In January 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities (Revised)”.  FIN No. 46R requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity.  FIN No. 46R is effective for VIEs as of March 31, 2004.  FIN No. 46R was adopted March 31, 2004 and did not result in the consolidation of any VIE.

19.   Pending Acquisitions

On February 19, 2004, the Company announced that it has reached an agreement to acquire Descap Securities Inc., a New York-based broker-dealer and investment bank specializing in mortgage-backed securities. The value of the transaction is approximately $32 million, which consists of $25 million in cash and 503,677 shares of the Company’s common stock, plus future consideration based on financial performance.

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

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
(In thousands of dollars)	2004	2003
Revenues:
Commissions	$5,798	$4,187
Principal transactions	24,963	28,408
Investment banking	10,229	5,250
Investment gains (losses)	(277)	4,847
Interest	1,737	1,822
Fees and other	1,157	1,954
Total revenues	43,607	46,468
Interest expense	1,015	760
Net revenues	42,592	45,708
Expenses (excluding interest):
Compensation and benefits	32,762	31,588
Clearing, settlement and brokerage costs	1,385	1,064
Communications and data processing	4,113	3,482
Occupancy and depreciation	2,313	2,268
Selling	1,775	1,670
Other	4,167	2,144
Total expenses (excluding interest)	46,515	42,216
Income (loss) before income taxes	(3,923)	3,492
Income tax (benefit) expense	(1,995)	1,288
Net income (loss)	$(1,928)	$2,204

Net interest income:
Interest income	$1,737	$1,822
Interest expense	1,015	760
Net interest income	$722	$1,062

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial position and results of operations during the periods included in the accompanying condensed consolidated financial statements.

Business Environment

First Albany Companies Inc. (the “Company”) is the parent company whose principal subsidiaries include First Albany Capital Inc. (“First Albany Capital”), FA Technology Ventures Corporation, and FA Asset Management Inc..  First Albany Capital Inc. provides investment banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities.  FA Technology Ventures Corporation provides venture capital and merchant banking to the investment and corporate communities, and FA Asset Management Inc. provides asset management services to individuals and institutions.

The investment banking and brokerage businesses generate revenues in direct correlation with the general level of trading activity in the stock and bond markets.  The Company cannot control this level of activity, however many of the Company’s costs are fixed.  Therefore, the Company’s earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

BUSINESS OVERVIEW

Net Income (loss)

The Company’s 2004 first quarter net revenues were $42.6 million compared to $45.7 million for the same period in 2003.  The Company reported a net loss of $1.9 million for the first quarter 2004, compared to net income of $2.2 million for the same period in 2003.  First quarter 2004 net loss per diluted share was $0.18, compared to net income of $0.21 per diluted share in the first quarter of 2003.

First Albany Capital

First Albany Capital is the securities brokerage and investment banking operation of the Company.

Net revenues from First Albany Capital were $42.2 million for the first quarter ended March 31, 2004, compared to $39.3 million for the same period in 2003.  First Albany Capital had a net loss, which included an increase in reserves of $1.2 million net of taxes of $0.1 million for the first quarter 2004, compared to net income of $1.0 million for the same period in 2003.

Results for the divisions of First Albany Capital are:

•

Net revenues for Equity Capital Markets were $21.8 million for the quarter, an increase of 124% over the first quarter of 2003.  Continued strength in investment banking fees and NASDAQ-related revenue were the primary reasons for the year-over-year improvement for the quarter. Compared to the first quarter of 2003, investment banking revenues were up $4.8 million and NASDAQ net revenue was up $5.7 million.  An increased investment in key personnel in the listed trading effort resulted in a 46.6% year-over-year increase in listed net revenue.  During the first quarter First Albany Capital acted as a lead manager on three equity offerings, co-manager on four equity offerings and two debt transactions, and as an advisor on one mergers and acquisitions transaction.

•

The Taxable Fixed Income unit reported net revenue for the quarter of $9.3 million, a decrease of 41.0% compared to the first quarter of 2003. Compression of spreads in the secondary corporate bond market continues to negatively impact net revenue in Taxable Fixed Income.

•

The Municipal Capital Markets group net revenue decreased 24.5% to $6.8 million for the most recent quarter as a result of a $1.7 million decrease in trading revenues and the decline in new issue volume related to market volatility.  Profitability was negatively impacted by weaker trading results and an increase in reserves of $1.5 million, before taxes, related to a previously-disclosed customer dispute.

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Parent & Affiliates

•

Investment losses for the quarter ended March 31, 2004 were $0.2 million, net of taxes due to a decrease in fair market value of the investment portfolio held by First Albany Companies.

•

The Company will discontinue its asset management business – FA Asset Management – with the exception of the institutional convertible bond arbitrage advisory group.  The FA Asset Management Inc. segment, excluding the institutional convertible bond arbitrage advisory group, had a $0.7 million loss, net of tax, for the period ending March 31, 2004.

Three-Month Period Ended March 31, 2004

Commissions

Commission revenue represents revenues generated by the Company in executing customers' orders to buy or sell listed securities and securities in which it does not make a market, the Company generally acts as an agent and charges a commission.  Commission revenue was generated from the following business segments:

	Three Months Ended March 31
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$91	$15
Municipal Capital Markets	8	11
Equity Capital Markets	5,699	4,151
Fixed Income - Other	-	-
Parent & Affiliates/Corporate-Other	-	10
Total Commissions Revenue	$5,798	$4,187

The increase in commission revenue in 2004 and 2003 was a result of the increase in listed agency transactions by the Equity Capital Markets segment.

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

	Three Months Ended March 31
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$8,657	$15,454
Municipal Capital Markets	2,223	4,104
Equity Capital Markets	10,516	4,777
Fixed Income - Other	3,420	4,103
Parent & Affiliates/Corporate-Other	147	(30)
Total Principal Transactions Revenue	$24,963	$28,408

Principal transactions in 2004 decreased $3.5 million or 12%.  These revenues were negatively impacted due to the compression in price spreads in the secondary corporate bond market which resulted in a $6.8 million decline in revenue from the Taxable Fixed Income segment.  Also, revenues in the Municipal Capital Market segment and the Fixed Income-Other segment were negatively impacted by the current interest rate environment.  Meanwhile, the Equity Capital Markets segment revenues increased $5.7 million as a result of the Company’s NASDAQ trading effort and improved NASDAQ markets.

Investment Banking

Investment Banking revenue represents revenues generated by the Company managing, co-managing, and participating in corporate securities offerings through its Equity Capital Markets segment and municipal securities offerings through its Municipal Capital Markets segment.  Investment Banking revenue was generated from the following business segments:

	Three Months Ended March 31
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$507	$17
Municipal Capital Markets	4,234	4,505
Equity Capital Markets	5,491	709
Fixed Income - Other	(3)	19
Parent & Affiliates/Corporate-Other	-	-
Total Investment Banking	$10,229	$5,250

Investment banking revenues increased $5.0 million or 95% in 2004.  The increase was comprised mainly of an increase in the Equity Capital Markets segment where the number of managed, co-managed and mergers and acquisitions transactions in corporate offerings and debt transactions increased to ten compared to one in 2003.

Investment Gains (losses)

Investment gains decreased $5.1 million in 2004 due to a $0.3 million decrease in the fair market value of the investment portfolio during the quarter ending March 31, 2004, compared to a $4.8 million increase in the fair market value of the investment portfolio during the quarter ending March 31, 2003.

Net Interest Income

Net interest income represents income generated by the Company’s inventories of tax-exempt and taxable municipal bond and taxable debt securities, net of interest expense related to both short-term bank loans and notes payables.

	Three Months Ended March 31
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$19	$198
Municipal Capital Markets	338	367
Equity Capital Markets	10	7
Fixed Income - Other	84	22
Parent & Affiliates/Corporate-Other	303	472
FA Asset Management	(32)	(4)
Total Net Interest	$722	$1,062

Net interest income decreased $0.3 million or 32% in 2004 primarily due to the addition of the Senior Notes in the Parent and Affiliates/Corporate-Other segments.

Fees and Other

A majority of the fees the Company earns relates to the activity of FA Technology Ventures Corporation (managing private equity funds, and providing venture financing to emerging growth companies) and the institutional convertible bond arbitrage advisory group, both of which are included in the Parent and Affiliates segment along with FA Asset Management Inc., acting as an investment advisor, managing the assets of institutions and individuals.

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Three Months Ended March 31
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$-	$46
Municipal Capital Markets	9	33
Equity Capital Markets	63	97
Parent & Affiliates/Corporate-Other	489	1,160
FA Asset Management	596	618
Total Fees and Other	$1,157	$1,954

Fees and other in 2004 decreased $0.8 million or 41% primarily due to decrease in revenues related to the institutional convertible bond arbitrage advisory group.

Compensation and Benefits

Compensation and benefits expense includes salaries, sales-related compensation and benefits.

	Three Months Ended March 31
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$6,652	$11,414
Municipal Capital Markets	5,027	5,847
Equity Capital Markets	12,564	6,053
Fixed Income - Other	1,386	1,670
Parent & Affiliates/Corporate-Other	5,714	5,936
FA Asset Management	1,419	668
Total Compensation and Benefits	$32,762	$31,588

Compensation and benefits expense increased $1.2 million or 4% in 2004. In the Equity Capital Markets segment compensation and benefits increased $6.5 million due primarily to an increase in net revenues.  This increase was offset by a decrease in the Taxable Fixed Income of $4.8 million and a $0.8 million decrease in the Municipal Capital Markets segment, due primarily to a decrease in net revenues in these segments.

Clearing, Settlement and Brokerage

	Three Months Ended March 31
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$51	$63
Municipal Capital Markets	63	58
Equity Capital Markets	1,239	904
Fixed Income - Other	55	32
Parent & Affiliates/Corporate-Other	(41)	(13)
FA Asset Management	18	20
Total Clearing, Settlement and Brokerage	$1,385	$1,064

Clearing, Settlement and Brokerage expense increased $0.3 million or 30% in 2004 due primarily to increased business activity in the Equity Capital Markets segment.

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Communications and Data Processing

Communications and Data Processing includes telecommunication costs, market data services and data processing costs mainly related to transactions of the Company’s securities brokerage operations.

	Three Months Ended March 31
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$515	$480
Municipal Capital Markets	501	490
Equity Capital Markets	2,774	2,157
Fixed Income - Other	95	103
Parent & Affiliates/Corporate-Other	98	163
FA Asset Management	130	89
Total Communications and Data Processing	$4,113	$3,482

Communications and Data Processing expense increased $0.6 million or 18% in 2004 due primarily to an increase in service bureau related data processing costs due to the increase in the number of equity securities transactions and market data related services in the Equity Capital Markets segment.

Other

Other expense mainly includes litigation costs, professional fees, postage and printing costs and insurance costs.

	Three Months Ended March 31
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$31	$22
Municipal Capital Markets	1,773	341
Equity Capital Markets	797	271
Fixed Income - Other	4	1
Parent & Affiliates/Corporate-Other	1,525	1,477
FA Asset Management	37	32
Total Other	$4,167	$2,144

Other expense increased $2.0 million in 2004 due mainly to increases in reserves related to a previously-disclosed customer dispute (Municipal Capital Markets segment) and an arbitration award in an employment dispute (Equity Capital Markets segment).

Income Tax (Expense)

Income tax expense decreased $3.3 million in 2004 due mainly to a decrease in income (loss) before income tax.

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

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

As of March 31, 2004, First Albany Capital Inc., a registered broker-dealer subsidiary of First Albany Companies Inc., was in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiary to expand or even maintain its present levels of business and the ability to support the obligations or requirements of the Company. As of March 31, 2004, the Corporation had net capital of $18.0 million, which exceeded minimum net capital requirements by $17.0 million.

As of March 31, 2004, the Company had a commitment through July 2006 to invest up to $14.8 million in FA Technology Ventures, LP (the “Partnership”), of which $1.9 million was funded on April 1, 2004.  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership agreement, under certain conditions, the General Partnership is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner will receive a carried interest on customary terms. The General Partner has contracted with FATV to act as investment advisor to the General Partner.

As of March 31, 2004, the Company had an additional commitment through July 2006 to invest up to $10.1 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.

The Company has deferred tax assets of $9.2 million and deferred tax liabilities of $10.0 million as of March 31, 2004. The Company expects that it will realize the benefit of the deferred tax assets through the combination of future taxable income and income available in years in which the reversal of the asset can be carried back.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of March 31, 2004, the Company had $1.4 million outstanding underwriting commitments and had purchased $9.6 million and sold $4.1 million securities on a when-issued basis.

Management believes that funds provided by operations and a variety of bank lines of credit totaling at least $300 million, of which approximately $96 million were unused as of March 31, 2004, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs.  These bank lines of credit consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist and are repayable on demand.  These bank lines of credit are limited to financing securities eligible for collateralization, which includes Company owned securities.

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS

First Albany Companies Inc. has contractual obligations to make future payments in connection with our short-term debt, long-term debt, capital leases, and operating leases. See Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	2004	2005	2006	2007	2008	Thereafter	Total
Short-term bank loans	$203,600	$-	$-	$-	$-	$-	$203,600
Long term debt (1)	1,648	2,100	2,825	2,000	2,000	4,000	14,573
Capital lease obligations	1,584	780	514	276	134	4	3,292
Operating leases (2)	4,171	5,213	4,658	4,736	4,292	11,865	34,935
Subordinated debt (3)	-	-	1,354	1,441	96	830	3,721
	$211,003	$8,093	$9,351	$8,453	$6,522	$16,699	$260,121

(1)

The Company has several notes payable which have principal payments associated with each.  See Notes to the Consolidated Financial Statements.

(2)

The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2015.

(3)

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

FIRST ALBANY COMPANIES INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(In thousands of dollars)	2004	2005	2006	2007	2008	Thereafter	Total
Fair value of securities
Corporate bonds	$231	$855	$4,066	$2,781	$2,147	$29,306	$39,386
State and municipal bonds	139	906	3,669	3,448	22,132	122,101	152,395
US Government obligations	268	(1,089)	(1,767)	(5,151)	(17,825)	(25,491)	(51,055)
Subtotal	638	672	5,968	1,078	6,454	125,916	140,726
Equity securities	-	-	-	-	-	9,378	9,378
Fair value of securities	$638	$672	$5,968	$1,078	$6,454	$135,294	$150,104

Following is a discussion of the Company's primary market risk exposures as of March 31, 2004, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at March 31, 2004 was $90.3 million and $147.2 million at December 31, 2003 (net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.   At March 31, 2004, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $2.6 million and at year-end 2003 was $4.5 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of
$9.4 million at March 31, 2004 and $7.6 million at December 31, 2003, have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.9 million at March 31, 2004 and $0.8 million at year-end 2003.

The Company's investment portfolio excluding the consolidation of Employee Investment Fund (see Note 8 of the Condensed Consolidated Financial Statements) at March 31, 2004 and December 31, 2003, had a fair market value of $52.6 million and $53.0 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $5.3 million at March 31, 2004 and $5.3 million at year-end 2003.  The actual risks and results of such adverse effects may differ substantially.

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

FIRST ALBANY COMPANIES INC.

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about the Company required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls subsequent to the date of the evaluation.

Part II-Other Information

Item 1.  Legal Proceedings

In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties") in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court").  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration.  The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.

In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims.  Certain of these are class actions, which seek unspecified damages, which could be substantial.  Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely of adverse dispositions.  Although further losses are possible, the opinion of management, based upon the advice of its attorneys and General Counsel, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.  During the quarter ended March 31, 2004, the Company accrued an additional $0.6 million as a result of an arbitration award in an employment dispute.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Item Number	Item

10.16	Stock Purchase Agreement by and among the Shareholders of Descap Securities, Inc. and First Albany Companies Inc., dated February 18, 2004

10.17	Loan Agreement dated February 18, 2004 between First Albany Companies Inc. and KeyBank National Association

10.18	Stock Purchase Agreement by and among First Albany Companies Inc. and certain purchasers in a private placement, dated February 29, 2004

(31)	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act

(32)	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

(b)   Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

1.	Form 8-K filed February 27, 2004, announcing the Company has raised $10 million through a private placement of securities.

2.	Form 8-K filed February 19, 2004, announcing an agreement to acquire Descap Securities, Inc.

3.	Form 8-K filed February 2, 2004, announcing First Albany Companies Inc.’s financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.

(Registrant)

Date:	5/07/04	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer

Date:	5/07/04	/S/STEVEN R. JENKINS
Steven R. Jenkins
Chief Financial Officer
(Principal Accounting Officer)