Form 10-Q
period 2004-06-30
FIRST ALBANY COMPANIES INC
filed 2004-08-09
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

14,584,097 shares of Common Stock were outstanding as of the close of business on July 29, 2004

#

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition at June 30, 2004 (unaudited) and December 31, 2003	3

	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2004 and June 30, 2003 (unaudited)	4

	Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2004 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and June 30, 2003 (unaudited)	6

Notes to Condensed Consolidated Financial Statements		7-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-32

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	33-34

Item 4.	Controls and Procedures	35

Part II	Other Information

Item 1.	Legal Proceedings	36

Item 4.	Submission of matters to a vote of security holders	37

Item 6.	Exhibits and Reports on Form 8-K	38

#

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

Item 1.  Financial Statements

(In thousands of dollars)
As of	June 30, 2004	December 31, 2003
Assets
Cash	$3,561	$92
Cash and securities segregated for regulatory purposes	3,800	-
Securities purchased under agreement to resell	80,768	56,261
Receivables from:
Brokers, dealers and clearing agencies	57,300	12,550
Customers, net	7,610	3,867
Others	7,050	7,149
Securities owned	283,458	239,888
Investments	47,258	55,864
Office equipment and leasehold improvements, net	6,538	6,176
Other assets	40,878	12,500
Total assets	$538,221	$394,347
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$215,890	$138,500
Payables to:
Brokers, dealers and clearing agencies	19,503	20,375
Customers	21,638	5,585
Others	13,431	4,654
Securities sold, but not yet purchased	108,376	58,069
Accounts payable	3,794	3,749
Accrued compensation	17,414	46,693
Accrued expenses	8,700	10,211
Notes payable	33,178	14,422
Deferred tax liability	-	1,751
Obligations under capitalized leases	2,756	3,183
Total liabilities	444,680	307,192
Commitments and Contingencies
Subordinated debt	3,695	3,721
Stockholders’ Equity
Common stock	153	120
Additional paid-in capital	148,254	109,531
Unearned compensation	(17,964)	(5,229)
Deferred compensation	3,527	2,699
Retained (deficit)	(39,725)	(20,160)
Treasury stock, at cost	(4,399)	(3,527)
Total stockholders’ equity	89,846	83,434
Total liabilities and stockholders’ equity	$538,221	$394,347

See notes to condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands of dollars except for per share amounts and shares outstanding)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Commissions	$5,360	$3,708	$11,158	$7,895
Principal transactions	20,300	30,176	45,263	58,584
Investment banking	9,228	7,720	19,457	12,970
Investment gains (losses)	4,141	2,913	3,864	7,760
Interest	2,188	1,385	3,925	3,207
Fees and other	1,100	1,725	2,257	3,680
Total revenues	42,317	47,627	85,924	94,096
Interest expense	1,365	730	2,379	1,491
Net revenues	40,952	46,897	83,545	92,605
Expenses (excluding interest):
Compensation and benefits	29,098	31,477	61,860	63,064
Clearing, settlement and brokerage costs	1,491	1,365	2,875	2,429
Communications and data processing	3,950	3,722	8,064	7,204
Occupancy and depreciation	2,418	2,375	4,731	4,644
Selling	1,991	1,806	3,766	3,476
Other	2,065	2,258	6,232	4,402
Total expenses (excluding interest)	41,013	43,003	87,528	85,219
(Loss) income before income taxes	(61)	3,894	(3,983)	7,386
Income tax (benefit) expense	(2,465)	1,514	(4,460)	2,803
Income from continuing operations	2,404	2,380	477	4,583
Income from discontinued operations, net of taxes	267	146	267	146
Net income	$2,671	$2,526	$744	$4,729
Per share data:
Basic earnings:
Continued operations	$0.19	$0.23	$0.04	$0.45
Discontinued operations	0.02	0.01	0.02	0.01
Net income	$0.21	$0.24	$0.06	$0.46
Diluted earnings:
Continued operations	$0.17	$0.21	$0.04	$0.42
Discontinued operations	0.02	0.01	0.02	0.01
Net income	$0.19	$0.22	$0.06	$0.43
Weighted average common and common equivalent shares outstanding:
Basic	12,666,236	10,469,444	11,838,724	10,353,924
Diluted	14,037,589	11,603,547	13,283,777	11,089,606

See notes to condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

For the Six Months Ended June 30, 2004

(In thousands of dollars except for number of shares)

	Additional					Retained
	Common Stock		Paid-In	Unearned	Deferred	Earnings	Treasury Stock
	Shares	Amount	Capital	Compensation	Compensation	(Deficit)	Shares	Amount
Balance as of December 31, 2003	11,995,247	$120	$109,531	$(5,229)	$2,699	$(20,160)	(541,867)	$ (3,527)
Amortization of unearned compensation	-	-	-	3,219	-	-	-	-
Forfeitures of restricted stock	-	-	(804)	1,658	-	-	(195,342)	(854)
Issuance of restricted stock	964,490	10	15,829	(14,822)	-	-	11,317	55
Issuance of restricted stock, Descap acquisition	270,843	3	2,787	(2,790)	-	-	-	-
Issuance of shares, Descap acquisition	549,476	5	5,654	-	-	-	-	-
Cash dividends paid	-	-	-	-	-	(1,463)	-	-
Options exercised	505,654	5	4,791	-	-	-	111,274	552
Options expense recognized	-	-	181	-	-	-	-	-
Employee stock trust	85,089	1	725	-	828	-	(81,618)	(689)
Employee benefit plans	-	-	242	-	-	-	13,017	64
Private placement	896,040	9	9,318	-	-	-	-	-
Special dividend – distribution of PLUG	-	-	-	-	-	(18,846)	-	-
Net income	-	-	-	-	-	744	-	-
Balance as of June 30, 2004	15,266,839	$153	$148,254	$(17,964)	$3,527	$(39,725)	(683,219)	$ (4,399)

See notes to condensed consolidated financial statements

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands of dollars)	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$744	$4,772
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,485	1,483
Deferred compensation	864	641
Deferred income taxes	(7,051)	3,496
Unrealized investment (gains) losses	5,717	(7,816)
Realized (gains) losses on sale of investments	(9,581)	56
Loss on abandonment of fixed assets	-	12
Services provided in exchange for common stock	6,064	1,265
(Increase) decrease in operating assets:
Cash and securities segregated under federal regulations	(3,800)	9,900
Securities purchased under agreement to resell	(24,507)	13,734
Net receivables from brokers, dealers and clearing agencies	(80,318)	44,775
Securities owned, net	44,474	79,126
Other assets	(457)	(3,064)
Increase (decrease) in operating liabilities:
Net payables to others	3,959	(15)
Net payable to customers	12,310	(22,017)
Accounts payable and accrued expenses	(32,544)	(25,765)
Income taxes payable, net	-	(3,068)
Net cash (used in) provided by operating activities	(82,641)	97,515
Cash flows from investing activities:
Acquisition of Descap Securities, Inc.	(21,132)	-
Purchase of furniture, equipment, and leaseholds, net	(389)	(603)
Purchase of investments	(5,201)	(646)
Proceeds from sale of investments	12	21
Net cash (used in) provided by investing activities	(26,710)	(1,228)
Cash flows from financing activities:
Net (payment) proceeds of short-term bank loans	77,390	(96,100)
Payments on notes payable	(1,343)	(1,490)
Payments on subordinated debt	(26)	-
Proceeds of notes payable	20,000	8,994
Proceeds from issuance of warrants	-	1,006
Payments of obligations under capitalized leases	(1,061)	(838)
Payments for purchases of common stock for treasury	-	(102)
Proceeds from issuance of common stock	13,387	1,766
Net increase (decrease) from borrowing under line-of-credit agreements	5,936	(6,791)
Dividends paid	(1,463)	(1,109)
Net cash provided by (used in) financing activities	112,820	(94,664)
Increase in cash	3,469	1,623
Cash at beginning of the year	92	176
Cash at end of period	3,561	1,799

In 2004 the Company entered into capital leases for office and computer equipment totaling approximately $0.6 million.

Refer to “Investments” footnote for non-cash investing activity.

Refer to “Acquisitions” footnote for asset and liabilities acquired related to the Acquisition of Descap Securities, Inc.

See notes to condensed consolidated financial statements

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average shares for basic earnings per share	12,666,236	10,469,444	11,838,724	10,353,924
Effect of dilutive common stock equivalents (stock options and stock issuable under employee benefit plans)	1,371,353	1,134,103	1,445,053	735,682
Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	14,037,589	11,603,547	13,283,777	11,089,606

5.	Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts receivable from brokers, dealers and clearing agencies consisted of the following at:

(In thousands of dollars)	June 30, 2004	December 31, 2003
Adjustment to record securities owned on a trade date basis, net	$45,723	$-
Securities borrowed	431	6,004
Securities failed-to-deliver	4,493	3,311
Receivable from clearing organizations	6,653	3,235
Total	$57,300	$12,550

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amounts payable to brokers, dealers and clearing agencies consisted of the following at:

(In thousands of dollars)	June 30, 2004	December 31, 2003
Adjustment to record securities owned on a trade date basis, net	$-	$16,593
Payable to clearing organizations	11,760	-
Securities failed-to-receive	7,743	3,782
Total	$19,503	$20,375

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this right.  At June 30, 2004, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

At June 30, 2004, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional client.

7.	Securities Owned And Sold, But Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at:

	June 30, 2004		December 31, 2003
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$59,444	$103,529	$11,103	$55,815
State and municipal bonds	152,816	2,811	190,163	96
Corporate obligations	59,282	137	27,837	534
Corporate stocks	9,880	1,897	9,077	1,620
Options	70	2	153	4
Not Readily Marketable Securities
Securities with no publicly quoted market	117	-	117	-
Securities subject to restrictions	1,849	-	1,438	-
Total	$283,458	$108,376	$239,888	$58,069

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

(In thousands of dollars)	June 30, 2004	December 31, 2003
Carrying Value
Public	$26,528	$41,505
Private	14,744	11,511
Consolidation of Employee Investment Funds, net of Company’s ownership interest	5,986	2,848
Total carrying value	$47,258	$55,864

For the six months ending:	June 30, 2004	June 30, 2003

Net realized gains (losses)
Public	$9,549	$14
Private	32	(70)
Total net realized gains (losses)	$9,581	$(56)

Net unrealized gains (losses)
Public	$(5,700)	$6,634
Private	(17)	1,182
Total net unrealized gains (losses)	$(5,717)	$7,816

Investment gains (losses)	$3,864	$7,760

Publicly held investments include 853,924 shares of META Group Inc. (“METG”) with a market value of $3.5 million. These shares are freely tradable and transferable. Also, included in publicly held investments are 2,991,040 shares of Mechanical Technology Incorporated (“MKTY”). As of June 30, 2004, the MKTY shares have a market value of $17.9 million and cannot be sold until after December 23, 2004 as a result of a lock-up agreement entered into by the Company with MKTY. Following the expiration of the lock-up period, the MKTY shares are subject to the trading restrictions provisions of Rule 144 of the Securities Act of 1933 (“Rule 144”).

In April 2004, the Company declared a special dividend of one share of Plug Power (PLUG) stock for every seven shares of the Company’s stock, payable May 18, 2004 to shareholders of record as of May 4, 2004.  In May 2004, the Company distributed approximately 2 million shares of PLUG as a special dividend to the Company’s shareholders, which represents a reduction of retained earnings of $18.8 million.  Due to this distribution, the Company recorded a realized investment gain of $9.5 million offset by unrealized losses  relating to Plug for the six months ended June 30, 2004 of $5.4 million.  The Company also realized an approximate $2.2 million tax benefit due to a difference in the accounting versus tax treatment of this distribution.  After the distribution, the Company holds 676,834 shares of PLUG with a market value of $5.1 million at June 30, 2004.  The remaining PLUG shares may only be sold pursuant to Rule 144.  Under the restrictions of Rule 144, the Company’s sale of PLUG stock for a three month period may not exceed the greater of one percent of the outstanding shares of PLUG or the average weekly volume of trading in PLUG during the four calendar weeks preceding the sale. PLUG currently has 73.0 million shares outstanding and had an average weekly volume for the four calendar weeks ended June 30, 2004 of approximately 3,300,000 shares.

Privately held investments include an investment of $6.6 million in FA Technology Ventures Corporation (the “Partnership”).  At June 30, 2004, $6.6 million is the Company’s maximum exposure to loss in the Partnership.  The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital.  At June 30, 2004 total Partnership capital for all investors in the Partnership equaled $26.3 million.  FA Technology Ventures Corporation (“FATV”), a wholly owned subsidiary of the Company, is the investment advisor for the Partnership.  Revenues derived from management of this investment for the six months ended June 30, 2004 were $0.7 million in consolidation.

The Company has consolidated its Employee Investment Funds (EIF). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., a wholly owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested.  At June 30, 2004, the Company’s exposure to loss as a result of its involvement with the EIF includes the following: the Company’s direct investment of $0.8 million in the EIF and a $3.7 million loan to the EIF and a commitment to loan an additional $0.5 million to the EIF. The effect of consolidating the EIF was to increase Investments by $6.0 million, decrease Receivable from Others by $3.7 million (to reclassify the amount loaned by the Company to the EIF) and increase Payable to Others by $2.2 million.  The Payable to Others amount relates to the value of the EIF owned by employees.

9.		Intangible Assets
(In thousands of dollars)	June 30, 2004	December 31, 2003
Amortized intangible assets
Customer related:
Descap Securities, Inc.- Acquisition	$641	$-
Institutional convertible bond arbitrage group - Acquisition	1,418	1,418
Accumulated amortization	(182)	(102)
Total	$1,877	$1,316

Unamortized intangible assets
Goodwill:
Descap Securities, Inc. – Acquisition	$21,125	$-
Institutional convertible bond arbitrage group - Acquisition	438	354
Total	$21,563	$354

Both customer related intangible assets and goodwill increased due to the acquisition of Descap Securities, Inc. (see “Acquisitions” footnote).

The carrying amount of goodwill for the institutional convertible bond arbitrage group acquisition increased by $84 thousand for the six months ended June 30, 2004, related primarily to additional cash consideration under the purchase agreement based on the amount of assets under management.

Aggregate amortization expense for the six-month period ending June 30, 2004 and 2003 was $80 thousand and $50 thousand, respectively.

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Customer related intangible assets are being amortized over 10 to 12 years.

Estimated Amortization Expense (year ended December 31)
2004 (remainder)	$101
2005	195
2006	195
2007	195
2008	195
Thereafter	996
Total	$1,877

The intangible assets are recorded in Other assets on the Statement of Financial Condition, and will be tested annually for impairment in the quarter ending December 31 of each fiscal year.

10.	Payables to Others

Amounts payable to others consisted of the following at:

(In thousands of dollars)	June 30, 2004	December 31, 2003
Drafts payable	$7,585	$1,649
Others	3,608	2,012
Payable to Employees for the Employee Investment Funds (see “Investments” footnote)	2,238	993
Total	$13,431	$4,654

Drafts payable represent amounts drawn by the Company against bank overdrafts under a sweep agreement with a bank.

11.	Notes Payable

Notes payable include a note for $4.0 million collateralized by marketable securities included in the Company’s investment portfolio, which is payable in quarterly principal payments of $525,000 plus interest.  The interest rate is fixed at 7% for the term of the loan.  This loan matures September 1, 2006.

Notes payable also include Senior Notes dated June 13, 2003 for $10 million with a fixed interest rate of 8.5%, payable semiannually, maturing on June 30, 2010. Principal payments of $2 million are due on June 30th of each year, commencing June 30, 2006 through June 30, 2010.  The purchasers of these notes are customers of the Company.

There were 437,000 warrants issued to the purchasers of the Senior Notes, which are exercisable between $10.08 and $11.54 per share through June 13, 2010.  The value assigned to the warrants was $1 million.  The value of the Senior Notes was discounted by the value of the warrants and is being amortized over the term of the notes.

The Senior Notes contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth  (as of June 30,2004, the Company’s net worth was $89.8 million) and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 as at the end of each fiscal quarter based on a the most recently concluded period of four consecutive quarters (at the end of the June 2004 quarter, the Company’s adjusted cash flow coverage rate was 27.0 to 1). As of June 30, 2004, the Company was in compliance with these covenants.

Notes payable also include a $20 million Term Loan to finance the acquisition of Descap Securities, Inc.  Interest rate is 2.4% over the 30-day London InterBank Offered Rate (“LIBOR”) (1.37% at June 30, 2004).  Interest only is payable for first six months, and thereafter monthly payments of principal and interest over the life of loan which matures on May 14, 2011.

The Term Loan contains various covenants, as defined in the agreement, including maintenance of not less than $22.5 million of earnings before interest, taxes, depreciation, amortization and lease expense (“EBITDAR”) (for the twelve months period ending June 30, 2004, the Company’s EBITDAR was $32.1 million), operating cash flow to total fixed charge ratio of not less than 1.15 to 1(for the twelve months period ending June 30, 2004, the operating cash flow to total fixed charge ratio was 1.57 to 1) and modified total funded debt to EBITDAR ratio of less than 1.75 to 1 (for the twelve months period ending June 30, 2004, modified total funded debt to EBITDAR ratio was 1.15 to 1). As of June 30, 2004, the Company was in compliance with these covenants.

Principal payments for all notes, which include $797,000 discounted on the Senior Notes, are due as follows:

(In thousands of dollars)
2004 (remaining)	$1,279
2005	4,897
2006	5,722
2007	5,000
2008	5,106
Thereafter	11,971
Total principal payments	33,975
Less: remaining amortization of value of warrants	797
Total principal payments remaining	$33,178

12.	Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at June 30, 2004

(In thousands of dollars)
2004 (remaining)	$1,039
2005	873
2006	592
2007	307
2008	134
Thereafter	4
Total minimum lease payments	2,949
Less: amount representing interest	193
Present value of minimum lease payments	$2,756

13.	Commitments and Contingencies

Commitments:  As of June 30, 2004, the Company had a commitment through July 2006 to invest up to $11.5 million in FA Technology Ventures Corporation (the “Partnership”).  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and other employees and former employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership agreement, under certain conditions, the General Partnership is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner will receive a carried interest on customary terms. The General Partner has contracted with FA Technology Ventures Corporation (“FATV”) , a wholly owned subsidiary of the Company, to act as investment advisor to the General Partner.

As of June 30, 2004, the Company had an additional commitment through July 2006 to invest up to $8.8 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.

The EIF are managed by FAC Management Corp., a wholly owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

In 1999, the Company acted as a placement agent for a $7.5 million bond issue.  In July 2002, as a result of a dispute between the Company and the buyer of the bonds, the Company entered into an agreement which indemnified the buyer for up to $3.7 million of potential realized losses which might be incurred on the outstanding principal amount of the bonds.  At March 31, 2004, the Company had accrued $3.1 million as a liability related to the agreement.  During the second quarter of 2004 a final settlement was reached for a total of $3.0 million.  In entering into this agreement, the Company and the buyer of the bonds did not admit or concede to any liability, wrongdoing, misconduct or damages of any kind.

Litigation: In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court").  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs’ claims have now been referred back to the Bankruptcy Court for such consideration. The Company believes that it has strong defenses to, and intends to vigorously defend itself against the plaintiffs’ claims, and believes that the claims lack merit.

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

Other: The Company enters into underwriting commitments to purchase securities, as part of its investment banking business and may also purchase or sell securities on a when-issued basis.  As of June 30, 2004, the Company had $1.6 million in outstanding underwriting commitments and had purchased no securities on a when-issued basis.

In connection with a $47.4 million underwriting transaction, the Company sent unauthorized emails to 223 addressees, each of which may have constituted a nonconforming prospectus under the Securities Act of 1933.  A recipient of the unauthorized emails may be entitled to rescission rights if they purchased shares of common stock issued through the underwriting transaction.  The rescission rights would allow any recipient of the communication, for a period of one year from March 30, 2004, the date of such recipient’s purchase of shares of common stock issued through the underwriting, to seek recovery of the consideration paid in connection with the purchase.  The Company has agreed to indemnify the company whose common stock was underwritten for losses, costs and expenses that might be incurred as a result of the unauthorized communications.  In an effort to avoid further Securities Act implications and to minimize the risk related to the indemnification provided as a result of the unauthorized communication, the Company took a number of steps to control the solicitation, allocation and distribution of the shares of common stock issued in the transaction, which included selling only to institutional investors and prohibiting sales to those who were among the 223 original addressees.  As of June 30, 2004, the Company has not accrued any liability related to this agreement.

14.	Stockholders’ Equity

Dividend

In July 2004, the Board of Directors declared a quarterly dividend of $.05 per share for the second quarter ended June 30, 2004, payable August 30, 2004 to stockholders of record on August 16, 2004.

In April 2004, the Board of Directors declared a quarterly dividend of $.05 per share for the first quarter ended March 31, 2004, payable on May 28, 2004 to stockholders of record on May 14, 2004.

Special Dividend

In May 2004, the Company distributed approximately 2 million shares of PLUG as a special dividend (see “Investments” footnote).

Private Placement

The Company raised $9.3 million, net of issuance costs in equity through a private placement of approximately 896,000 shares of the Company’s stock.

Acquisitions – Descap Securities, Inc.

On May 14, 2004, the Company acquired 100% of the outstanding common shares of Descap Securities, Inc., a New York-based broker-dealer and investment bank.  The value of the transaction is approximately $31 million, which consists of $25 million in cash and 549,476 shares of the Company’s common stock, plus future consideration based on financial performance. These shares issued to the sellers of Descap Securities, Inc. provide the sellers the right to require the Company to purchase back these shares at a price of $6.14 per share.  The Company also has the right to purchase back these shares from the sellers at a price of $14.46.  Both the put and call rights expires on May 31, 2007. The Company also issued 270,843 shares of restricted stock to employees of Descap Securities, which vests over a three-year period (see “Acquisitions” footnote).

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

Restricted Stock:  975,807 shares of restricted stock were awarded under the plans during the six months of 2004, at a weighted average grant date price of $15.19.  270,843 shares of restricted stock were awarded to employees of Descap Securities at a weighted average grant price of $10.30.  The fair market value of the awards will be amortized over the three-year period in which the restrictions are outstanding.

Options:  Stock-based compensation cost related to stock options awards is measured at the grant date based on the value of the award and is recognized as expense over the vesting period for awards granted after December 31, 2002.

The following table reflects the effect on net income if the fair value based method had been applied to all outstanding and unvested stock options in each period.

	Six Months Ended
(In thousands of dollars)	June 30, 2004	June 30, 2003
Net income, as reported	$744	$4,729
Add: Stock-based employee compensation expense included in reported net income, net of tax	123	35
Less: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of tax	(778)	(666)
Pro forma net income	$89	$4,098
Earnings per share
As reported
Basic	$0.06	$0.46
Diluted	$0.06	$0.43
Pro forma
Basic	$0.01	$0.40
Diluted	$0.01	$0.37

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Net Capital Requirements

The Company’s broker-dealer subsidiary, First Albany Capital Inc. (the “Corporation”) is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  The Corporation has elected to use the alternative method permitted by the rule, which requires the Corporation to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of June 30, 2004, the Corporation had aggregate net capital, as defined, of $13.3 million, which equaled 138.51% of aggregate debit balances and $12.3 million in excess of required minimum net capital.

Descap is subject to the Securities and Exchange Commission Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined by the rule, shall not exceed 15:1.  The rule also provides that capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10:1.  At June 30, 2004, Descap had net capital of $6.0 million, which was $5.9 million in excess of its required net capital.  Descap’s ratio of Aggregate Indebtedness to Net Capital was 0.24 to 1.

17.	Segment Analysis

The Company has announced it will discontinue its asset management business – FA Asset Management Inc. – with the exception of the institutional convertible bond arbitrage advisory group.  The convertible bond arbitrage advisory group is now included in the Parent and Affiliates segment.  The FA Asset Management Inc. segment, includes those operations which are expected to be discontinued in the future.

The Company’s reportable segments include Taxable Fixed Income, Municipal Capital Markets, Equity Capital Markets, Fixed Income-Other and Corporate-Other, which collectively comprise First Albany Capital Inc. The Company’s brokerage operations include both First Albany Capital Inc. and Descap Securities, Inc., the newly acquired broker-dealer and investment bank specializing in mortgage-based securities. The Company’s reportable segments also include Parent & Affiliates, FA Asset Management Inc. (future discontinued operations) and Investments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on revenue and expected profitability.

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

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information concerning operations in these segments is as follows for the three months and six months ending June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2004	2003	2004	2003
Net revenues (including net interest income)
Taxable Fixed Income	$5,271	$15,486	$14,545	$31,217
Municipal Capital Markets	9,834	9,866	16,647	18,887
Equity Capital Markets	16,604	11,991	38,384	21,732
Fixed Income-Other	1,380	4,680	4,880	8,824
Corporate-Other	668	711	1,548	1,363
First Albany Capital Inc.	33,757	42,734	76,004	82,023
Descap Securities, Inc.	2,475	-	2,475	-
Total Brokerage Operations	36,232	42,734	78,479	82,023
Parent and Affiliates	213	723	403	1,815
FA Asset Management Inc.	497	651	1,061	1,264
Investments	4,010	2,789	3,602	7,503
Discontinued Operations	458	250	458	250
Total net revenues	$41,410	$47,147	$84,003	$92,855
Net interest income (included in total net revenues)
Taxable Fixed Income	$97	$151	$116	$349
Municipal Capital Markets	287	223	626	590
Equity Capital Markets	13	7	23	14
Fixed Income-Other	61	(36)	145	(14)
Corporate-Other	808	610	1,540	1,281
First Albany Capital Inc.	1,266	955	2,450	2,220
Descap Securities, Inc.	17	-	17	-
Total Brokerage Operations	1,283	955	2,467	2,220
Parent and Affiliates	(426)	(291)	(855)	(490)
FA Asset Management Inc.	(34)	(9)	(66)	(14)
Total net interest income	$823	$655	$1,546	$1,716
Income (loss) before income taxes:
Taxable Fixed Income	$179	$3,240	$1,741	$6,559
Municipal Capital Markets	1,641	1,821	360	3,433
Equity Capital Markets	599	51	3,259	(1,064)
Fixed Income-Other	365	2,289	2,278	4,583
Corporate-Other	(4,905)	(4,853)	(10,567)	(9,489)
First Albany Capital Inc.	(2,121)	2,548	(2,929)	4,022
Descap Securities, Inc.	409	-	409	-
Total Brokerage Operations	(1,712)	2,548	(2,520)	4,022
Parent and Affiliates	(1,756)	(1,062)	(3,300)	(3,458)
FA Asset Management Inc.	(603)	(381)	(1,765)	(681)
Investments	4,010	2,789	3,602	7,503
Discontinued Operations	458	250	458	250
Income (loss) before income taxes	$397	$4,144	$(3,525)	$7,636

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2004	2003	2004	2003
Depreciation and amortization expense (charged to each segment in measuring the income (loss) before income taxes)
Taxable Fixed Income	$65	$74	$134	$145
Municipal Capital Markets	91	105	185	201
Equity Capital Markets	263	284	530	578
Fixed Income-Other	8	12	18	25
Corporate-Other	173	199	362	423
First Albany Capital Inc.	600	674	1,229	1,372
Descap Securities, Inc.	5	-	5	-
Total Brokerage Operations	605	674	1,234	1,372
Parent and Affiliates	104	47	202	81
FA Asset Management Inc.	24	14	49	30
Total	$733	$735	$1,485	$1,483

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

Components of amounts reflected in condensed consolidated statement of financial condition and condensed consolidated statement of operations are presented in the following tables:

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands of dollars)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net revenues	$458	$250	$458	$250
Expenses	-	-	-	-
Income before income taxes	458	250	458	250
Income tax expense	(191)	(104)	(191)	(104)
Income from discontinued operations, net of taxes	267	146	267	146

Revenues from discontinued operations for 2004 are the result of a $0.3 million refund from Wachovia Securities for costs relating to the jointly enhanced financial consultant retention program relating to the Private Client Group and the reversal of $0.2 million in costs related to previously impaired space which was put into service.

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	New Accounting Standards

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

20.	Acquisitions

Descap Securities, Inc.

On May 14, 2004, the Company acquired 100% of the outstanding common shares of Descap Securities, Inc. (“Descap”), a New York-based broker-dealer and investment bank.  Descap specializes in the primary issuance and secondary trading of mortgage-backed securities, asset-backed securities, collateralized mortgage obligations and derivatives, and commercial mortgage-backed securities.  Its investment banking group provides advisory and capital raising services, and specializes in structured finance and asset-backed securities.  Descap will continue to operate under its current name.

The value of the transaction is approximately $31 million, which consists of $25 million in cash and 549,476 shares of the Company’s common stock, plus future consideration based on financial performance.  Approximately $9.4 million of the purchase price was to acquire the net assets of the business, which consisted of assets of $68.7 million and liabilities of $59.3 million (see table below).  The purchase price in excess of net assets ($21.7 million) was preliminarily allocated to intangible assets based upon an independent third party valuation (see “Intangible Asset” footnote). The Company also issued 270,843 shares of restricted stock to employees of Descap Securities, which vests over a three-year period.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

(In thousands of dollars)
As of	May 14, 2004
Assets
Cash	$3,868
Receivables from:
Brokers, dealers and clearing agencies	225
Others	2,510
Securities owned	60,336
Investments	203
Office equipment and leasehold improvements, net	645
Other assets	931
Total assets acquired	$68,718
Liabilities
Payables to:
Brokers, dealers and clearing agencies	$34,921
Securities sold, but not yet purchased	22,599
Accounts payable	1,445
Accrued compensation	275
Accrued expenses	79
Total liabilities assumed	$59,319

Net assets acquired	$9,399

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents pro forma information as if the acquisition of Descap Securities, Inc. had occurred on January 1, 2004 and 2003.

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands of dollars except for per share amounts and shares outstanding)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net revenues (including interest)	$43,761	$55,968	$90,008	$108,548
Total expenses (excluding interest)	43,047	48,017	93,447	94,339
Income before income taxes	714	7,951	(3,439)	14,209
Income tax (benefit) expense	(2,147)	3,177	(4,237)	5,600
Income from continuing operations	2,861	4,774	798	8,609
Income from discontinued operations, net of taxes	267	146	267	146
Net income (loss)	$3,128	$4,920	$1,065	$8,755
Per share data:
Basic earnings:
Continued operations	$0.22	$0.44	$0.07	$0.79
Discontinued operations	0.02	0.01	0.02	0.01
Net income	$0.24	$0.45	$0.09	$0.80
Diluted earnings:
Continued operations	$0.19	$0.39	$0.06	$0.74
Discontinued operations	0.02	0.01	0.02	0.01
Net income	$0.21	$0.40	$0.08	$0.75

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Three Months Ended
(In thousands of dollars)	June 30, 2004	June 30, 2003
Revenues:
Commissions	$5,360	$3,708
Principal transactions	20,300	30,176
Investment banking	9,228	7,720
Investment gains (losses)	4,141	2,913
Interest	2,188	1,385
Fees and other	1,100	1,725
Total revenues	42,317	47,627
Interest expense	1,365	730
Net revenues	40,952	46,897
Expenses (excluding interest):
Compensation and benefits	29,098	31,477
Clearing, settlement and brokerage costs	1,491	1,365
Communications and data processing	3,950	3,722
Occupancy and depreciation	2,418	2,375
Selling	1,991	1,806
Other	2,065	2,258
Total expenses (excluding interest)	41,013	43,003
Income (loss) before income taxes	(61)	3,894
Income tax (benefit) expense	(2,465)	1,514
Income (loss) from continuing operations	2,404	2,380
Income from discontinued operations net of taxes	267	146
Net income (loss)	$2,671	$2,526
Net interest income:
Interest income	$2,188	$1,385
Interest expense	1,365	730
Net interest income	$823	$655

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial position and results of operations during the periods included in the accompanying condensed consolidated financial statements.

Business Environment

First Albany Companies Inc. (the “Company”) is the parent company whose principal subsidiaries include First Albany Capital Inc. (“First Albany Capital”), Descap Securities, Inc. (“Descap Securities”), FA Technology Ventures Corporation and FA Asset Management Inc.  First Albany Capital Inc. provides investment banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities.  Descap Securities is a New York-based broker-dealer and investment bank specializing in mortgage-backed securities.  FA Technology Ventures Corporation provides venture capital and merchant banking to the investment and corporate communities, and FA Asset Management Inc. provides asset management services to individuals and institutions.

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

BUSINESS OVERVIEW

The Company’s 2004 second quarter net revenues were $41.0 million compared to $46.9 million for the same period in 2003.   The Company had net income of $2.7 million for the second quarter 2004, compared to net income of $2.5 million for the same period in 2003.  Second quarter 2004 net income per diluted share was $0.19 compared to net income of $0.22 per diluted share in the second quarter of 2003.  Net income from continuing operations was $2.4 million for the second quarter of 2004 compared to $2.4 million in the second quarter of 2003.  Diluted earnings per share from continuing operations for the second quarter of 2004 was $0.17 per share compared to $0.21 in the second quarter of 2003.

For the six months ended June 30, 2004, net revenues were $83.5 million compared to $92.6 million for the same period in 2003, and net income was $0.7 million compared to $4.7 million for the same period in 2003. Earnings per diluted share for the six months ended June 30, 2004 was $0.06 compared to $0.43 per diluted share for the same period in 2003.  Net income from continuing operations was $0.5 million for the six months ended June 30, 2004 compared to $4.6 million in the same period of 2003.  Diluted earnings per share from continuing operations for the six months ended June 30, 2004 was $0.04 per share compared to $0.42 for the six months ended June 30, 2003.

Major Segment Operating Results

Brokerage Operations

Brokerage Operations is comprised of First Albany Capital, the securities brokerage and investment banking operation of the Company, and its wholly owned subsidiary, Descap Securities, a broker-dealer and investment bank specializing in mortgage-backed securities.

Net revenues from the Company’s Brokerage Operations were $36.2 million for the second quarter ended June 30, 2004, compared to $42.7 million for the same period in 2003.  The Company’s Brokerage Operations had a net loss of $0.9 million for the second quarter 2004, compared to net income of $1.6 million for the same period in 2003.  For the first half of 2004, net revenues from the Brokerage Operations were $78.5 million, as compared with $82.0 million for the first half of 2003.  Net income for the first half of 2004 was a net loss of $0.9 million compared to net income of $2.6 million for the same period in 2003.

Results for the divisions of the Company’s Brokerage Operations are:

•

Net revenues for Equity Capital Markets were $16.6 million for the second quarter of 2004, up from $12.0 million in the second quarter of 2003.  Continued strength in investment banking fees and improvement in listed trading revenue were the primary reasons for the year-over-year improvement for the quarter. Compared to the second quarter of 2003, investment banking revenues were $3.8 million up from $1.2 million and listed net revenue was up $1.5 million.  During the second quarter of 2004, the Company acted as a co-manager on seven equity transactions and an advisor on two transactions. For the first six months of 2004, net revenues for Equity Capital Markets were $38.4 million as compared to $21.7 million for the first six months of 2003.

•

The Municipal Capital Markets group net revenue was $9.8 million for the second quarter of 2004 as compared to $9.9 million for the same period in 2003.  During the second quarter the firm acted as a sole or senior manager on twelve transactions, a co-manager on twenty transactions and an advisor on seventeen transactions. For the first six months of 2004, net revenues for Municipal Capital Markets were $16.6 million as compared to $18.9 million for the first six months of 2003.  The Public Finance group acted as senior-manager and lead accounts runner on a $500 million offering for the state of California, which was the group’s largest senior-managed transaction in its history.

•

The Taxable Fixed Income unit reported net revenue for the second quarter of $5.3 million compared to $15.5 million in the second quarter of 2003. Declining institutional investor transaction activity and the overall compression spreads in their markets continued to negatively impact net revenue in Taxable Fixed Income.  For the first six months of 2004, net revenues were $14.5 million as compared to $31.2 million for the first six months of 2003.

Parent & Affiliates

•

The Company is continuing to review alternatives with regard to the discontinuance of its asset management business, other than its convertible bond arbitrage group, and anticipates it will become a discontinued operation as of the end of the 2004 third quarter.

•

FA Technology Ventures (FATV) added two new portfolio companies in the second quarter.  FATV acted as a co-lead investor in CreditSights, Inc., an internet-enabled, independent research firm providing capital market research to institutional investors, and also invested in Autotask, Inc., which develops, markets, and hosts professional services automation software.  As of June 30, 2004 the fund was 50% invested/reserved.

•

Investment gains for the quarter ended June 30, 2004 were $4.7 million, net of tax, due primarily to an increase in fair market value of the investment portfolio held by First Albany Companies.

Three-Month Period Ended June 30, 2004

Commissions

Commission revenue represents revenues generated by the Company in executing customers' orders to buy or sell listed securities and securities in which it does not make a market, the Company generally acts as an agent and charges a commission.  Commission revenue was generated from the following business segments:

	Three Months Ended June 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$17	$22
Municipal Capital Markets	7	14
Equity Capital Markets	5,335	3,666
Fixed Income - Other	-	-
Parent & Affiliates/Corporate-Other	1	6
Total Commissions Revenue	$5,360	$3,708

The increase in commission revenue in 2004 was a result of the increase in listed agency transactions by the Equity Capital Markets segment.

Principal Transactions

Principal transactions revenue represents trading of municipal debt (tax-exempt and taxable) through its Municipal Capital Markets segment, U.S. government and federal agency obligations, corporate debt and convertible securities through its Taxable Fixed Income and Descap Securities segments and equity securities through its Equity Capital Markets segment as a "market maker" for sale of those securities to other dealers and to customers.  Most of the trading is for the purpose of generating sales credits for the institutional sales force.  Principal transactions revenue was generated from the following business segments:

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Three Months Ended June 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$5,132	$15,063
Municipal Capital Markets	4,252	3,192
Equity Capital Markets	7,373	6,999
Fixed Income - Other	1,227	4,831
Descap Securities	2,458	-
Parent & Affiliates/Corporate-Other	(142)	91
Total Principal Transactions Revenue	$20,300	$30,176

Principal transactions in 2004 decreased $9.9 million or 33%.  These revenues were negatively impacted by declining institutional investor transaction activity and by overall compression in price spreads in the secondary corporate bond market, which resulted in a $9.9 million decline in revenue from the Taxable Fixed Income segment and a $3.6 million decline in revenues in the Fixed Income-Other segment.  These declines were offset by $2.5 million in revenues from the newly acquired Descap Securities, along with the Equity Capital Markets segment revenues increasing $0.4 million and Municipal Capital Markets revenue increasing $1.1 million.

Investment Banking

Investment Banking revenue represents revenues generated by the Company managing, co-managing, and participating in corporate securities offerings through its Equity Capital Markets segment and municipal securities offerings through its Municipal Capital Markets segment.  Investment Banking revenue was generated from the following business segments:

	Three Months Ended June 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$25	$203
Municipal Capital Markets	5,275	6,409
Equity Capital Markets	3,836	1,223
Fixed Income - Other	92	(115)
Total Investment Banking	$9,228	$7,720

Investment banking revenues increased $1.5 million or 20% in 2004.  The increase was comprised mainly of an increase in the Equity Capital Markets segment where the number of managed and co-managed corporate equity offerings and financial advisory transactions increased to 9 compared to 3 in 2003.

Investment Gains (losses)

Investment gains increased $1.2 million in 2004 due primarily to an increase in fair market value of the Investment portfolio held by the Parent & Affiliates segment.

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

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Three Months Ended June 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$-	$47
Municipal Capital Markets	14	28
Equity Capital Markets	47	96
Parent & Affiliates/Corporate-Other	509	894
FA Asset Management	530	660
Total Fees and Other	$1,100	$1,725

Fees and other in 2004 decreased $0.6 million or 36% primarily due to decrease in revenues related to the institutional convertible bond arbitrage advisory group.

Compensation and Benefits

Compensation and benefits expense includes salaries, sales-related compensation and benefits.

	Three Months Ended June 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$4,016	$11,156
Municipal Capital Markets	6,615	6,196
Equity Capital Markets	9,926	6,597
Fixed Income - Other	820	2,183
Parent & Affiliates/Corporate-Other	5,283	4,581
Descap Securities	1,659	-
FA Asset Management	779	764
Total Compensation and Benefits	$29,098	$31,477

Compensation and benefits expense decreased $2.4 million or 8% in 2004. In the Taxable Fixed Income segment compensation and benefits decreased $7.1 million and decreased $1.4 million in the Fixed Income-Other segment, both due primarily to a decrease in net revenues.  This decrease was offset by an increase in the Equity Capital Markets segment of $3.3 million and a $1.7 million increase in the Descap Securities segment, due primarily to an increase in net revenues in these segments.

Income Tax (Benefit) Expense

Income tax expense decreased $4.0 million in 2004 due mainly to a decrease in income (loss) before income tax and to the difference in accounting versus tax treatment of the Plug Power stock distribution (see “Investments” footnote in the Notes to Condensed Consolidated Financial Statements).

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Six Months Ended
(In thousands of dollars)	June 30, 2004	June 30, 2003
Revenues:
Commissions	$11,158	$7,895
Principal transactions	45,263	58,584
Investment banking	19,457	12,970
Investment gains (losses)	3,864	7,760
Interest	3,925	3,207
Fees and other	2,257	3,680
Total revenues	85,924	94,096
Interest expense	2,379	1,491
Net revenues	83,545	92,605
Expenses (excluding interest):
Compensation and benefits	61,860	63,064
Clearing, settlement and brokerage costs	2,875	2,429
Communications and data processing	8,064	7,204
Occupancy and depreciation	4,731	4,644
Selling	3,766	3,476
Other	6,232	4,402
Total expenses (excluding interest)	87,528	85,219
Income (loss) before income taxes	(3,983)	7,386
Income tax (benefit) expense	(4,460)	2,803
Income (loss) from continuing operations	477	4,583
Income from discontinued operations net of taxes	267	146
Net income (loss)	$744	$4,729
Net interest income:
Interest income	$3,925	$3,207
Interest expense	2,379	1,491
Net interest income	$1,546	$1,716

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Six-Month Period Ended June 30, 2004

Commissions

Commission revenue represents revenues generated by the Company in executing customers' orders to buy or sell listed securities and securities in which it does not make a market, the Company generally acts as an agent and charges a commission.  Commission revenue was generated from the following business segments:

	Six Months Ended June 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$109	$38
Municipal Capital Markets	14	26
Equity Capital Markets	11,034	7,816
Fixed Income - Other	-	-
Parent & Affiliates/Corporate-Other	1	15
Total Commissions Revenue	$11,158	$7,895

The increase in commission revenue in 2004 was a result of the increase in listed agency transactions by the Equity Capital Markets segment.

Principal Transactions

Principal transactions revenue represents trading of municipal debt (tax-exempt and taxable) through its Municipal Capital Markets segment, U.S. government and federal agency obligations, corporate debt and convertible securities through its Taxable Fixed Income and Descap Securities segments and equity securities through its Equity Capital Markets segment as a "market maker" for sale of those securities to other dealers and to customers.  Most of the trading is for the purpose of generating sales credits for the institutional sales force.  Principal transactions revenue was generated from the following business segments:

	Six Months Ended June 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$13,788	$30,517
Municipal Capital Markets	6,475	7,296
Equity Capital Markets	17,890	11,775
Fixed Income - Other	4,646	8,935
Descap Securities	2,458	-
Parent & Affiliates/Corporate-Other	6	61
Total Principal Transactions Revenue	$45,263	$58,584

Principal transactions in 2004 decreased $13.3 million or 23%.  These revenues were negatively impacted by the overall compression in price spreads in the secondary corporate bond market and declining institutional investor transaction activity, which resulted in a $16.8 million decline in revenue from the Taxable Fixed Income segment.  Also, revenues in the Municipal Capital Market segment and the Fixed Income-Other segment were negatively impacted by the current interest rate environment.  These declines were offset by an increase in the Equity Capital Markets segment revenues of $6.1 million as a result of the Company’s NASDAQ trading effort and improved NASDAQ markets and in revenues of $2.5 million in the newly acquired Descap Securities segment..

Investment Banking

Investment Banking revenue represents revenues generated by the Company managing, co-managing, and participating in corporate securities offerings through its Equity Capital Markets segment and municipal securities offerings through its Municipal Capital Markets segment.  Investment Banking revenue was generated from the following business segments:

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Six Months Ended June 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$532	$220
Municipal Capital Markets	9,509	10,914
Equity Capital Markets	9,327	1,932
Fixed Income - Other	89	(96)
Parent & Affiliates/Corporate-Other	-	-
Total Investment Banking	$19,457	$12,970

Investment banking revenues increased $6.5 million or 50% in 2004.  The increase was comprised mainly of an increase in the Equity Capital Markets segment where the number of managed, co-managed and mergers and acquisitions transactions in corporate offerings and debt transactions increased to 19 compared to 7 in 2003.

Investment Gains (losses)

Investment gains decreased $3.9 million in 2004 compared to the same period in 2003.  In the first six months of 2003, the fair market value of investments increased $7.8 million, while in the first six months of 2004, the market fair value of investments increased only $3.9 million.

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

	Six Months Ended June 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$-	$94
Municipal Capital Markets	24	61
Equity Capital Markets	110	193
Parent & Affiliates/Corporate-Other	997	2,054
FA Asset Management	1,126	1,278
Total Fees and Other	$2,257	$3,680

Fees and other in 2004 decreased $1.4 million or 39% primarily due to decrease in revenues related to the institutional convertible bond arbitrage advisory group included in the Parent & Affiliates segment.

Compensation and Benefits

Compensation and benefits expense includes salaries, sales-related compensation and benefits.

	Six Months Ended June 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$10,669	$22,571
Municipal Capital Markets	11,642	12,042
Equity Capital Markets	22,489	12,650
Fixed Income - Other	2,206	3,853
Parent & Affiliates/Corporate-Other	10,997	10,516
Descap Securities	1,659	-
FA Asset Management	2,198	1,432
Total Compensation and Benefits	$61,860	$63,064

Compensation and benefits expense decreased $1.2 million or 2% in 2004. In the Taxable Fixed Income segment compensation and benefits decreased $11.9 million and decreased $1.6 million in the Fixed Income-Other segment, both due primarily to a decrease in net revenues.  This decrease was offset by an increase in the Equity Capital Markets segment of $9.8 million and a $1.7 million increase in the Descap Securities segment, due primarily to an increase in net revenues in these segments.

Communications and Data Processing

Communications and Data Processing includes telecommunication costs, market data services and data processing costs mainly related to transactions of the Company’s securities brokerage operations.

	Six Months Ended June 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$1,023	$985
Municipal Capital Markets	1,001	1,003
Equity Capital Markets	5,656	4,553
Fixed Income - Other	193	198
Parent & Affiliates/Corporate-Other	(214)	293
Descap Securities	122	-
FA Asset Management	283	172
Total Communications and Data Processing	$8,064	$7,204

Communications and Data Processing expense increased $0.9 million or 12% in 2004 due primarily to an increase in service bureau related data processing costs due to the increase in the number of equity securities transactions and market data related services in the Equity Capital Markets segment.

Other

Other expense mainly includes litigation costs, professional fees, postage and printing costs and insurance costs.

	Six Months Ended June 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$68	$45
Municipal Capital Markets	2,093	926
Equity Capital Markets	972	462
Fixed Income - Other	7	3
Parent & Affiliates/Corporate-Other	2,995	2,890
Descap Securities	19	-
FA Asset Management	78	76
Total Other	$6,232	$4,402

Other expense increased $1.8 million in 2004 due mainly to increases in reserves related to a previously-disclosed customer dispute (Municipal Capital Markets segment) and an arbitration award in an employment dispute (Equity Capital Markets segment).

Income Tax (Benefit) Expense

Income tax expense decreased $7.3 million in 2004 due mainly to a decrease in income (loss) before income tax and to the difference in accounting versus tax treatment of the Plug Power stock distribution (see “Investments” footnote in the Notes to Condensed Consolidated Financial Statements).

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Liquidity and Capital Resource

A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, are liquid, consisting of cash and assets readily convertible into cash.  These assets are financed primarily by the Company's payables to brokers, dealers and clearing agencies, bank lines of credit and customer payables.  The level of assets and liabilities will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions.

As of June 30, 2004, First Albany Capital Inc. and Descap Securities, Inc., both registered broker-dealer subsidiaries of First Albany Companies Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiary to expand or even maintain its present levels of business and the ability to support the obligations or requirements of the Company. As of June 30, 2004, First Albany Capital Inc. had net capital of $13.3 million, which exceeded minimum net capital requirements by $12.3 million, while Descap Securities, Inc. had net capital of $6.0 million, which exceeded minimum net capital requirements by $5.9 million.

As of June 30, 2004, the Company had a commitment through July 2006 to invest up to $11.5 million in FA Technology Ventures, LP (the “Partnership”).  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and other employees and former employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership agreement, under certain conditions, the General Partnership is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner will receive a carried interest on customary terms. The General Partner has contracted with FA Technology Ventures Corporation, a wholly owned subsidiary of the Company,  to act as investment advisor to the General Partner.

As of June 30, 2004, the Company had an additional commitment through July 2006 to invest up to $8.8 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.

The Company has deferred tax assets of $12.5 million and deferred tax liabilities of $7.2 million as of June 30, 2004. The Company expects that it will realize the benefit of the deferred tax assets through the combination of future taxable income and income available in years in which the reversal of the asset can be carried back.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business and may also purchase and sell securities on a when-issued basis. As of June 30, 2004, the Company had $1.6 million outstanding underwriting commitments and had purchased no securities on a when-issued basis.

On May 14, 2004, the Company acquired 100% of the outstanding common shares of Descap Securities, Inc., a New York-based broker-dealer and investment bank.  The value of the transaction was approximately $31 million, which consisted of $25 million in cash and 549,476 shares of the Company’s common stock, plus future consideration based on financial performance (see “Acquisitions” footnote in the Notes to Condensed Consolidated Financial Statements). The shares of the Company’s stock issued to the sellers of Descap Securities, Inc. provide the sellers the right to require the Company to purchase back these shares at a price of $6.14 per share.  The Company also has the right to purchase back these shares from the sellers at a price of $14.46.  Both the put and call rights expires on May 31, 2007.

The Company’s notes payable include Senior Notes for $10 million which contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth (at June 30,2004, the Company’s net worth was $89.8 million) and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 as at the end of each fiscal quarter based on a the most recently concluded period of four consecutive quarters (as of the end of the June 2004 quarter, the Company’s adjusted cash flow coverage rate was 27.0 to 1). As of June 30, 2004, the Company was in compliance with these covenants.

The Company’s notes payable also include a $20 million Term Loan to finance the acquisition of Descap Securities, Inc. which contains various covenants, as defined in the agreement, including maintenance of not less than $22.5 million of earnings before interest, taxes, depreciation, amortization and lease expense (“EBITDAR”) (for the twelve months period ending June 30, 2004, the Company’s EBITDAR was $32.1 million), operating cash flow to total fixed charge ratio of not less than 1.15 to 1 (for the twelve months period ending June 30, 2004, the operating cash flow to total fixed charge ratio was 1.57 to1) and modified total funded debt to EBITDAR ratio of less than 1.75 to 1(for the twelve months period ending June 30, 2004, modified total funded debt to EBITDAR ratio was 1.15 to 1).  As of June 30, 2004, the Company was in compliance with these covenants.

Management believes that funds provided by operations and a variety of bank lines of credit totaling at least $300 million, of which approximately $84 million were unused as of June 30, 2004, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs.  These bank lines of credit consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist and are repayable on demand.  These bank lines of credit are limited to financing securities eligible for collateralization, which includes Company owned securities.

CONTRACTUAL OBLIGATIONS

First Albany Companies Inc. has contractual obligations to make future payments in connection with our short-term debt, long-term debt, capital leases, and operating leases. See Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	2004	2005	2006	2007	2008	Thereafter	Total
Short-term bank loans	$215,890	$-	$-	$-	$-	$-	$215,890
Long term debt (1)	1,279	4,897	5,722	5,000	5,106	11,971	33,975
Capital lease obligations	1,039	873	592	307	134	4	2,949
Operating leases (2)	3,070	5,770	5,195	5,264	4,530	13,205	37,034
Subordinated debt (3)	-	-	1,328	1,442	93	832	3,695
Total	$221,278	$11,540	$12,837	$12,013	$9,863	$26,012	$293,543

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

(In thousands of dollars)	2004	2005	2006	2007	2008	Thereafter	Total
Fair value of securities
Corporate bonds	$113	$524	$11,820	$3,436	$6,875	$38,139	$60,907
State and municipal bonds	4,719	4,981	8,406	8,362	3,313	120,277	150,058
US Government obligations	349	(1,903)	(19,776)	(10,223)	86	(12,618)	(44,085)
Subtotal	5,181	3,602	450	1,575	10,274	145,798	166,880
Equity securities	-	-	-	-	-	8,202	8,202
Fair value of securities	$5,181	$3,602	$450	$1,575	$10,274	$154,000	$175,082

Following is a discussion of the Company's primary market risk exposures as of June 30, 2004, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at June 30, 2004 was $136.3 million and $147.2 million at December 31, 2003 (net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.   At June 30, 2004, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $5.0 million and at year-end 2003 was $4.5 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $8.2 million at June 30, 2004 and $7.6 million at December 31, 2003, have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.8 million at June 30, 2004 and $0.8 million at year-end 2003.

The Company's investment portfolio excluding the consolidation of Employee Investment Fund (see “Investments” footnote in the Notes to Condensed Consolidated Financial Statements) at June 30, 2004 and December 31, 2003, had a fair market value of $41.3 million and $53.0 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $4.1 million at June 30, 2004 and $5.3 million at year-end 2003.  The actual risks and results of such adverse effects may differ substantially.

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

Item 4.  Submission of matters to a vote of security holders

A.

Annual meeting was held on April 27, 2004

B.

Election of Directors:  (There were no broker non-votes with respect to the election of Directors)

	Votes For	Against	Withheld Authority
Robert F. Campbell	11,055,412	0	1,639,535
Carl P. Carlucci	12,034,192	0	660,755
Alan P. Goldberg	11,042,557	0	1,653,390
Arthur T. Murphy	11,056,092	0	1,638,855
Arthur J. Roth	12,249,441	0	445,506

C.

Other matters voted on at the Annual Meeting

1.

To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2004.

For:	11,224,186
Against:	670,350
Abstain:	800,411
Broker non-votes:	0

2.

To consider and act upon a proposal to approve the adoption of the Third Amendment to the First Albany Companies Inc. 1999 Long-Term Incentive Plan to increase the number of shares available for issuance.

For:	5,589,099
Against:	2,663,461
Abstain:	155,933
Broker non-votes:	4,286,454

3.

To transact such other business as may properly come before the meeting or any adjournment thereof.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Item Number	Item

10.16

Stock Purchase Agreement by and among the Shareholders of Descap Securities, Inc. and First Albany Companies Inc., dated February 18, 2004 (filed as Exhibit 10.16 to Form 10-Q for quarter ended March 31, 2004)

10.17	Loan Agreement dated February 18, 2004 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.17 to Form 10-Q for quarter ended March 31, 2004)

10.18

Stock Purchase Agreement by and among First Albany Companies Inc. and certain purchasers in a private placement, dated February 29, 2004 (filed as Exhibit 10.18 to Form 10-Q for quarter ended March 31, 2004)

10.19	Employment Agreement with Robert Fine, an executive officer of the Company, dated May 14, 2004 (filed herewith)

(31)	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act

(32)	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

(b)   Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

1.	Form 8-K filed June 1, 2004, announcing the acquisition of the assets of Descap Securities, Inc.

2.	Form 8-K filed April 26, 2004, announcing First Albany Companies Inc.’s financial results for the first quarter ending March 31, 2004.

3.	Form 8-K filed April 22, 2004 announcing the record and distribution dates for the special dividend of its holdings in Plug Power Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.

(Registrant)

Date:	8/4/2004	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer

Date:	8/4/2004	/S/STEVEN R. JENKINS
Steven R. Jenkins
Chief Financial Officer
(Principal Accounting Officer)