Form 10-Q
period 2004-09-30
FIRST ALBANY COMPANIES INC
filed 2004-11-09
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

14,769,937 shares of Common Stock were outstanding as of the close of business on October 29, 2004

#

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition at September 30, 2004 (unaudited) and December 31, 2003	3

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and September 30, 2003 (unaudited)	4

	Consolidated Statement of Changes in Stockholders’ Equity and Temporary Capital for the Nine Months Ended September 30, 2004 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003 (unaudited)	6

Notes to Condensed Consolidated Financial Statements		7-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-32

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	33-34

Item 4.	Controls and Procedures	35

Part II	Other Information

Item 1.	Legal Proceedings	36

Item 6.	Exhibits and Reports on Form 8-K	37

#

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

Item 1.  Financial Statements

(In thousands of dollars)
As of	September 30, 2004	December 31, 2003
Assets
Cash	$746	$92
Cash and securities segregated for regulatory purposes	13,400	-
Securities purchased under agreement to resell	61,583	56,261
Receivables from:
Brokers, dealers and clearing agencies	13,351	12,550
Customers, net	9,593	3,867
Others	5,970	7,149
Securities owned	311,680	239,888
Investments	40,250	55,864
Office equipment and leasehold improvements, net	5,754	6,176
Other assets	42,641	12,500
Total assets	$504,968	$394,347
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$165,645	$138,500
Payables to:
Brokers, dealers and clearing agencies	48,994	20,375
Customers	5,870	5,585
Others	18,611	4,654
Securities sold, but not yet purchased	109,035	58,069
Accounts payable	3,598	3,749
Accrued compensation	20,461	46,693
Accrued expenses	8,949	10,211
Notes payable	32,703	14,422
Deferred tax liability	-	1,751
Obligations under capitalized leases	2,278	3,183
Total liabilities	416,144	307,192
Commitments and Contingencies
Subordinated debt	3,695	3,721
Temporary capital	3,374	-
Stockholders’ Equity
Common stock	154	120
Additional paid-in capital	146,208	109,531
Unearned compensation	(17,074)	(5,229)
Deferred compensation	3,691	2,699
Retained (deficit)	(46,851)	(20,160)
Treasury stock, at cost	(4,373)	(3,527)
Total stockholders’ equity	81,755	83,434
Total liabilities and stockholders’ equity	$504,968	$394,347

See notes to condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars except for per share amounts and shares outstanding)	2004	2003	2004	2003
Revenues:
Commissions	$4,963	$4,510	$16,121	$12,405
Principal transactions	24,601	22,837	69,864	81,421
Investment banking	11,697	8,628	31,155	21,598
Investment gains (losses)	(6,204)	6,356	(2,341)	14,116
Interest income	2,972	1,742	6,895	4,946
Fees and other	663	795	1,794	3,197
Total revenues	38,692	44,868	123,488	137,683
Interest expense	1,809	956	4,120	2,430
Net revenues	36,883	43,912	119,368	135,253
Expenses (excluding interest):
Compensation and benefits	32,254	27,683	91,916	89,316
Clearing, settlement and brokerage costs	1,396	1,374	4,230	3,761
Communications and data processing	3,587	3,532	11,369	10,564
Occupancy and depreciation	2,417	2,247	6,982	6,766
Selling	1,966	1,642	5,671	5,018
Impairment loss	1,375	-	1,375	-
Restructuring	750	-	750	-
Other	3,589	2,100	9,743	6,427
Total expenses (excluding interest)	47,334	38,578	132,036	121,852
Income (loss) before income taxes	(10,451)	5,334	(12,668)	13,401
Income tax (benefit) expense	(4,458)	2,219	(8,188)	5,300
Income (loss) from continuing operations	(5,993)	3,115	(4,480)	8,101
Income (loss) from discontinued operations, net of taxes	(378)	(316)	(1,147)	(573)
Net income (loss)	$(6,371)	$2,799	$(5,627)	$7,528
Per share data:
Basic earnings:
Continued operations	$(0.45)	$0.29	$(0.37)	$0.78
Discontinued operations	(0.03)	(0.03)	(0.09)	(0.06)
Net income (loss)	$(0.48)	$0.26	$(0.46)	$0.72
Diluted earnings:
Continued operations	$(0.45)	$0.25	$(0.37)	$0.70
Discontinued operations	(0.03)	(0.03)	(0.09)	(0.05)
Net income (loss)	$(0.48)	$0.22	$(0.46)	$0.65
Weighted average common and common equivalent shares outstanding:
Basic	13,148,611	10,607,897	12,275,353	10,438,582
Diluted	13,148,611	12,456,224	12,275,353	11,545,145

See notes to condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED STATEMENT OF CHANGES

IN STOCKHOLDERS’ EQUITY AND TEMPORARY CAPITAL

For the Nine Months Ended September 30, 2004

(In thousands of dollars except for number of shares)

				Additional			Retained
	Temporary	Common Stock		Paid-In	Unearned	Deferred	Earnings	Treasury Stock
	Capital	Shares	Amount	Capital	Compensation	Compensation	(Deficit)	Shares	Amount
Balance as of December 31, 2003	$ -	11,995,247	$120	$109,531	$(5,229)	$2,699	$(20,160)	(541,867)	$ (3,527)
Amortization of unearned compensation	-	-	-	-	5,237	-	-	-	-
Forfeitures of restricted stock	-	-	-	(1,461)	2,508	-	-	(275,435)	(1,047)
Issuance of restricted stock	-	1,098,918	11	17,552	(16,800)	-	-	102,365	341
Issuance of restricted stock, Descap acquisition	-	270,843	3	2,787	(2,790)	-	-	-	-
Issuance of shares, Descap acquisition	3,374	549,476	5	2,220	-	-	-	-	-
Cash dividends paid	-	-	-	-	-	-	(2,218)	-	-
Options exercised	-	505,654	5	4,824	-	-	-	124,731	601
Options expense recognized	-	-	-	348	-	-	-	-	-
Employee stock trust	-	94,204	1	847	-	992	-	(89,957)	(805)
Employee benefit plans	-	-	-	242	-	-	-	13,017	64
Private placement	-	896,040	9	9,318	-	-	-	-	-
Special dividend - distribution of PLUG	-	-	-	-	-	-	(18,846)	-	-
Net income (loss)	-	-	-	-	-	-	(5,627)	-	-
Balance as of September 30, 2004	$3,374	15,410,382	$154	$146,208	$(17,074)	$3,691	$(46,851)	(667,146)	$ (4,373)

See notes to condensed consolidated financial statements

+

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of dollars)	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income (loss)	$(5,627)	$7,528
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,241	2,193
Deferred compensation	1,034	897
Deferred income taxes	(12,331)	(5,815)
Unrealized investment losses (gains)	11,990	(14,160)
Realized (gain) loss on sale of investments	(9,649)	44
Loss on abandonment of fixed assets	823	12
Services provided in exchange for common stock	8,306	2,097
(Increase) decrease in operating assets:
Cash and securities segregated under federal regulations	(13,400)	8,900
Securities purchased under agreement to resell	(5,322)	(16,318)
Net receivables from customers	(5,441)	(7,017)
Securities owned, net	16,911	10,170
Other assets	3,469	7,756
Increase (decrease) in operating liabilities:
Net payables to brokers, dealers and clearing agencies	(6,878)	24,098
Net payables to others	2,598	(682)
Accounts payable and accrued expenses	(29,444)	(19,292)
Income taxes payable, net	-	(3,068)
Net cash (used in) provided by operating activities	$(40,720)	$(2,657)
Cash flows from investing activities:
Acquisition of Descap Securities, Inc.	$(21,558)	$-
Additional cash consideration related to intangible assets	(84)	-
Purchase of furniture, equipment, and leaseholds, net	(1,085)	(452)
Purchase of investments	(5,315)	(1,620)
Proceeds from sale of investments	535	33
Net cash (used in) provided by investing activities	$(27,507)	$(2,039)
Cash flows from financing activities:
Net proceeds of short-term bank loans	$27,145	$7,125
Payments on notes payable	(1,869)	(2,234)
Payments on subordinated debt	(26)	-
Proceeds of notes payable	20,000	8,994
Proceeds from issuance of warrants	-	1,006
Payments of obligations under capitalized leases	(1,539)	(1,285)
Payments for purchases of common stock for treasury	-	(102)
Proceeds from issuance of common stock	13,445	2,924
Net increase (decrease) in drafts payable	13,943	(10,042)
Dividends paid	(2,218)	(1,668)
Net cash provided by (used in) financing activities	$68,881	$4,718
Increase in cash	$654	$22
Cash at beginning of the year	92	176
Cash at end of period	$746	$198

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average shares for basic earnings per share	13,148,611	10,607,897	12,275,353	10,438,582
Effect of dilutive common stock equivalents (stock options and stock issuable under employee benefit plans)	-	1,848,327	-	1,106,563
Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	13,148,611	12,456,224	12,275,353	11,545,145

For the three months and the nine months ended September 30, 2004, the Company excluded approximately 0.7 million and 1.2 million, respectively, common stock equivalents in its computation of dilutive earnings per share because they were anti-dilutive.

5.	Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts receivable from brokers, dealers and clearing agencies consisted of the following at:

(In thousands of dollars)	September 30, 2004	December 31, 2003
Securities borrowed	$915	$6,004
Securities failed-to-deliver	7,969	3,311
Receivable from clearing organizations	4,467	3,235
Total	$13,351	$12,550

Amounts payable to brokers, dealers and clearing agencies consisted of the following at:

(In thousands of dollars)	September 30, 2004	December 31, 2003
Adjustment to record securities owned on a trade date basis, net	$23,096	$16,593
Payable to clearing organizations	10,292	-
Securities failed-to-receive	15,606	3,782
Total	$48,994	$20,375

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this right.  At September 30, 2004, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

At September 30, 2004, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional client.

7.	Securities Owned And Sold, But Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at:

	September 30, 2004		December 31, 2003
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$64,503	$89,186	$11,103	$55,815
State and municipal bonds	151,143	2,673	190,163	96
Corporate obligations	81,473	1,842	27,837	534
Corporate stocks	10,216	15,334	9,077	1,620
Options	456	-	153	4
Not Readily Marketable Securities
Securities with no publicly quoted market	117	-	117	-
Securities subject to restrictions	3,772	-	1,438	-
Total	$311,680	$109,035	$239,888	$58,069

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

(In thousands of dollars)	September 30, 2004	December 31, 2003
Carrying Value
Public	$19,802	$41,505
Private	14,445	11,511
Consolidation of Employee Investment Funds, net of Company’s ownership interest	6,003	2,848
Total carrying value	$40,250	$55,864

For the nine months ending:	September 30, 2004	September 30, 2003

Net realized gains (losses)
Public	$9,603	$14
Private	46	(58)
Total net realized gains (losses)	$9,649	$(44)

Net unrealized gains (losses)
Public	$(11,971)	$12,983
Private	(19)	1,177
Total net unrealized gains (losses)	$(11,990)	$14,160

Investment gains (losses)	$(2,341)	$14,116

Publicly held investments include 853,924 shares of META Group Inc. (“METG”) with a market value of $4.0 million. These shares are freely tradable and transferable. Also, included in publicly held investments are 2,991,040 shares of Mechanical Technology Incorporated (“MKTY”). As of September 30, 2004, the MKTY shares have a market value of $12.0 million and cannot be sold until after December 23, 2004 as a result of a lock-up agreement entered into by the Company with MKTY. Following the expiration of the lock-up period, the MKTY shares are subject to the trading restriction provisions of Rule 144 of the Securities Act of 1933 (“Rule 144”).

In April 2004, the Company declared a special dividend of one share of Plug Power (PLUG) stock for every seven shares of the Company’s stock, payable May 18, 2004 to shareholders of record as of May 4, 2004.  In May 2004, the Company distributed approximately 2 million shares of PLUG as a special dividend to the Company’s shareholders, which represents a reduction of retained earnings of $18.8 million.  Due to this distribution, the Company recorded a realized investment gain of $9.5 million offset by unrealized losses relating to Plug for the six months ended June 30, 2004 of $5.4 million.  The Company also realized an approximate $2.2 million tax benefit due to a difference in the accounting versus tax treatment of this distribution.  In August 2004, the Company sold 100,000 shares of PLUG stock, recognizing a gain of $55.0 thousand.  At September 30, 2004, the Company owned 576,834 shares of PLUG with a market val ue of $3.7 million.  The remaining PLUG shares may be sold pursuant to Rule 144.  Under the restrictions of Rule 144 as applied to PLUG currently, the Company may sell the entire 576,834 shares at any time.

Privately held investments include an investment of $6.5 million in FA Technology Ventures L.P. (the “Partnership”).  At September 30, 2004, $6.5 million is the Company’s maximum exposure to loss in the Partnership.  The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital.  At September 30, 2004 total Partnership capital for all investors in the Partnership equaled $25.8 million.  The Partnership is considered a variable interest entity, but since the Company is not the primary beneficiary, it has not consolidated the Partnership in these financial statements but has only recorded the value of its investment.  FA Technology Ventures Corporation (“FATV”), a wholly owned subsidiary of the Company, is the investment advisor for the Partnership.  Revenues derived from management of this investment for the nine months ended September 30, 20 04 were $1.2 million .

The Company has consolidated its Employee Investment Funds (EIF). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., a wholly owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested.  At September 30, 2004, the Company’s exposure to loss as a result of its involvement with the EIF includes the following: the Company’s direct investment of $0.8 million in the EIF and a $3.8 million loan to the EIF and a commitment to loan an additional $0.5 million to the EIF. The effect of consolidating the EIF was to increase Investments by $6.0 million, decrease Receivable from Others by $3.8 million (to reclassify the amount loaned by the Company to the EIF) and increase Payable to Others by $2.2 million.  The Payable to Others amount relates to the value of the EIF owned by employees.

9.		Intangible Assets
(In thousands of dollars)	September 30, 2004	December 31, 2003
Amortized intangible assets
Customer related:
Descap Securities, Inc. - Acquisition	$641	$-
Institutional convertible bond arbitrage group - Acquisition	1,418	1,418
Accumulated amortization	(230)	(102)
Total	$1,829	$1,316

Unamortized intangible assets
Goodwill:
Descap Securities, Inc. – Acquisition	$21,298	$-
Institutional convertible bond arbitrage group - Acquisition	438	354
Total	$21,736	$354

Both customer related intangible assets and goodwill increased due to the acquisition of Descap Securities, Inc. (see “Acquisition” footnote).

The carrying amount of goodwill for the institutional convertible bond arbitrage group acquisition increased by $84 thousand for the nine months ended September 30, 2004, related primarily to additional cash consideration under the purchase agreement based on the amount of assets under management.

Customer related intangible assets are being amortized over 10 to 12 years.  Amortization expense for the nine-month period ending September 30, 2004 and 2003 was $128 thousand and $76 thousand, respectively.

Estimated Amortization Expense (year ended December 31)
2004 (remainder)	$50
2005	195
2006	195
2007	195
2008	195
Thereafter	999
Total	$1,829

The intangible assets are recorded in Other assets on the Statement of Financial Condition, and will be tested annually for impairment in the quarter ending December 31 of each fiscal year.

10.	Payables to Others

Amounts payable to others consisted of the following at:

(In thousands of dollars)	September 30, 2004	December 31, 2003
Drafts payable	$15,592	$1,649
Others	841	2,012
Payable to Employees for the Employee Investment Funds (see “Investments” footnote)	2,178	993
Total	$18,611	$4,654

Drafts payable represent amounts drawn by the Company against bank overdrafts under a sweep agreement with a bank.

11.	Notes Payable

Notes payable include a note for $3.45 million collateralized by marketable securities included in the Company’s investment portfolio, which is payable in quarterly principal payments of $525,000 plus interest.  The interest rate is fixed at 7% for the term of the loan.  This loan matures September 1, 2006.

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

The Senior Notes contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth  (as of September 30, 2004, the Company’s net worth was $81.8 million) and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 at the end of each fiscal quarter based on the most recently concluded period of four consecutive quarters (at the end of the September 30, 2004 quarter, the Company’s adjusted cash flow coverage rate was 19.7 to 1). As of September 30, 2004, the Company was in compliance with these covenants.

Notes payable also include a $20 million Term Loan to finance the acquisition of Descap Securities, Inc.  Interest rate is 2.4% over the 30-day London InterBank Offered Rate (“LIBOR”) (1.84% at September 30, 2004).  Interest only is payable for first six months, and thereafter monthly payments of principal and interest over the life of loan which matures on May 14, 2011.

As of September 30, 2004, the Company was not in compliance with certain covenants contained in the Term Loan.  The Company had forty-five days under the Term Loan Agreement to comply with the covenants or it would be considered in default.  On November 2, 2004, the Company and the bank amended selected covenants in the Term Loan Agreement retroactively to July 1, 2004 and as such the Company is in compliance with the covenant requirements.  The covenants require the maintenance of not less than $22.5 million of earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments related to Descap, Scheduled Adjustment Expenditures and Scheduled Adjustment Earnings (as defined in the modified term loan agreement and referred to as “EBITDAR”) (for the twelve month period ending September 30, 2004, the Company’s EBITDAR was $24.5 million), operating cash flow to total fixed c harge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending September 30, 2004, the operating cash flow to total fixed charge ratio was 1.17 to 1) and modified total funded debt to EBITDAR ratio of less than 1.75 to 1 (for the twelve month period ending September 30, 2004, modified total funded debt to EBITDAR ratio was 1.48 to 1).

Principal payments for all notes, which include $747,000 discounted on the Senior Notes, are due as follows:

(In thousands of dollars)
2004 (remaining)	$754
2005	4,897
2006	5,722
2007	5,000
2008	5,106
Thereafter	11,971
Total principal payments	33,450
Less: remaining amortization of value of warrants	747
Total principal payments remaining	$32,703

12.	Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment and the present value of the minimum lease payments at September 30, 2004:

(In thousands of dollars)
2004 (remaining)	$525
2005	873
2006	592
2007	307
2008	134
Thereafter	4
Total minimum lease payments	2,435
Less: amount representing interest	157
Present value of minimum lease payments	$2,278

13.	Commitments and Contingencies

Commitments:  As of September 30, 2004, the Company had a commitment through July 2006 to invest up to $11.5 million in FA Technology Ventures L.P. (the “Partnership”).  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and other employees and former employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership agreement, under certain conditions, the General Partnership is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner will receive a carried interest on customary terms. The General Partner has contracted with FA Technolo gy Ventures Corporation (“FATV”) , a wholly owned subsidiary of the Company, to act as investment advisor to the General Partner.

As of September 30, 2004, the Company had an additional commitment through July 2006 to invest up to $8.7 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.

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

Other: The Company enters into underwriting commitments to purchase securities, as part of its investment banking business and may also purchase or sell securities on a when-issued basis.  As of September 30, 2004, the Company had $3.3 million in outstanding underwriting commitments and had purchased no securities on a when-issued basis.

In connection with a $47.4 million underwriting transaction, the Company sent unauthorized emails to 223 addressees, each of which may have constituted a nonconforming prospectus under the Securities Act of 1933.  A recipient of the unauthorized emails may be entitled to rescission rights if they purchased shares of common stock issued through the underwriting transaction.  The rescission rights would allow any recipient of the communication, for a period of one year from March 30, 2004, the date of such recipient’s purchase of shares of common stock issued through the underwriting, to seek recovery of the consideration paid in connection with the purchase.  The Company has agreed to indemnify the company whose common stock was underwritten for losses, costs and expenses that might be incurred as a result of the unauthorized communications.  In an effort to avoid further Securities Act implications and to minimize the risk related to the indemnification provided as a result of the unauthorized communication, the Company took a number of steps to control the solicitation, allocation and distribution of the shares of common stock issued in the transaction, which included selling only to institutional investors and prohibiting sales to those who were among the 223 original addressees.  As of September 30, 2004, the Company has not accrued any liability related to this agreement.

14.	Temporary Capital

In connection with the Company’s acquisition of Descap Securities, Inc., the Company issued 549,476 shares of stock which provides the Sellers the right to require the Company to purchase back the shares issued, at a price of $6.14 per share.  Accordingly, the Company has recognized as temporary capital the amount that it may be required to pay under the agreement.  The put right expires on May 31, 2007.  If the put is not exercised by the time it expires, the Company will reclassify the temporary capital to stockholders’ equity.

15.	Stockholders’ Equity

Dividend

In October 2004, the Board of Directors declared a quarterly dividend of $.05 per share for the third quarter ended September 30, 2004, payable November 29, 2004 to stockholders of record on November 15, 2004.

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

Acquisition – Descap Securities, Inc.

The shares issued to the sellers of Descap provide the sellers the right to require the Company to purchase back these shares at a price of $6.14 per share.  The Company also has the right to purchase back these shares from the sellers at a price of $14.46.  Both the put and call rights expires on May 31, 2007. The value assigned to the shares of common stock issued ($10.39 per share) approximated the market value of the stock on the date Descap was acquired ($10.30 per share).  The difference in the value assigned and the market value was due to the put and call features attached to the stock.

Deferred Compensation and Employee Stock Trust

The Company has adopted various nonqualified deferred compensation plans (the “Plans”) for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company.  Plan participants may elect under the Plans to have the value of their Plan accounts track the performance of one or more investment benchmarks available under the Plans, including First Albany Companies Common Stock Investment Benchmark, which tracks the performance of First Albany Companies Inc. common stock (“Company Stock”).  With respect to the First Albany Companies Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the “Trust”) it has established in connection with meeting its related liability under the Plans.

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

Unearned Compensation

The Company has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock.  The unamortized amount related to restricted common stock awarded under these plans is classified in equity under unearned compensation.

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

Restricted Stock:  1,201,283 shares of restricted stock were awarded under the plans during the nine months of 2004, at a weighted average grant date price of $13.99.  270,843 shares of restricted stock were awarded to employees of Descap Securities at a weighted average grant price of $10.30.  The fair market value of the awards will be amortized over the three-year period in which the restrictions are outstanding.

Options:  Stock-based compensation cost related to stock options awards is measured at the grant date based on the value of the award and is recognized as expense over the vesting period for awards granted after December 31, 2002.

The following table reflects the effect on net income if the fair value based method had been applied to all outstanding and unvested stock options in each period:

	Nine Months Ended
(In thousands of dollar except for per share amounts)	September 30, 2004	September 30, 2003
Net income (loss), as reported	$(5,627)	$7,528
Add: Stock-based employee compensation expense included in reported net income, net of tax	236	55
Less: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of tax	(1,173)	(1,002)
Pro forma net (loss) income	$(6,564)	$6,581
Earnings per share
As reported
Basic	$(0.46)	$0.72
Diluted	$(0.46)	$0.65
Pro forma
Basic	$(0.53)	$0.63
Diluted	$(0.53)	$0.57

17	Net Capital Requirements

The Company’s broker-dealer subsidiary, First Albany Capital Inc. (the “Corporation”) is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  The Corporation has elected to use the alternative method permitted by the rule, which requires the Corporation to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of September 30, 2004, the Corporation had aggregate net capital, as defined, of $10.4 million, which equaled 85.45% of aggregate debit balances and $9.4 million in excess of required minimum net capital.

Descap is subject to the Securities and Exchange Commission Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined by the rule, shall not exceed 15:1.  The rule also provides that capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10:1.  At September 30, 2004, Descap had net capital of $6.2 million, which was $6.1 million in excess of its required net capital.  Descap’s ratio of Aggregate Indebtedness to Net Capital was 0.33 to 1.

18.	Segment Analysis

With the exception of the institutional convertible bond arbitrage advisory group, the Company has discontinued its asset management business (FA Asset Management, Inc.).  As a result, the convertible bond arbitrage advisory group is now included in the Parent and Affiliates segment and the remainder of the FA Asset Management segment is included in Discontinued Operations.

The Company’s reportable segments include Taxable Fixed Income, Municipal Capital Markets, Equity Capital Markets, Fixed Income-Other and Corporate-Other, which collectively comprise First Albany Capital Inc. and Descap Securities, Inc., which collectively comprise the Company’s brokerage operations. The Company’s reportable segments also include Parent & Affiliates and Investments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on revenue and expected profitability.

The Taxable Fixed Income segment includes institutional sales and trading of corporate, federal government and agency securities.  The Municipal Capital Markets segment includes underwriting and institutional sales and trading of municipal securities as well as financial advisory services for municipalities.  The Equity Capital Markets segment includes institutional sales and trading of equity securities, corporate finance advisory services and underwritings.  The Fixed Income-Other segment includes institutional sales and trading of fixed income middle markets and taxable municipal securities. The Corporate-Other segment includes internal operations and support costs, along with other unallocated revenues and expenses. The Descap Securities, Inc. segment includes institutional sales and trading of mortgage-backed securities.

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

Intersegment revenue has been eliminated for purposes of presenting net revenue so that total net revenue presented is from external sources. Interest revenue is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the business segment. Depreciation and amortization is allocated to the business segments.

Information concerning operations in these segments is as follows for the three months and nine months ending September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2004	2003	2004	2003
Net revenues (including net interest income)
Taxable Fixed Income	$6,643	$8,985	$21,189	$40,202
Municipal Capital Markets	6,838	10,580	23,485	29,467
Equity Capital Markets	18,958	13,017	57,341	34,749
Fixed Income-Other	3,818	3,938	8,699	12,762
Corporate-Other	610	832	2,157	2,196
Descap Securities, Inc.	6,068	-	8,544	-
Total Brokerage Operations	42,935	37,352	121,415	119,376
Parent and Affiliates	283	335	686	2,149
Investments	(6,335)	6,225	(2,733)	13,728
Total net revenues	$36,883	$43,912	$119,368	$135,253
Net interest income (included in total net revenues)
Taxable Fixed Income	$87	$107	$203	$456
Municipal Capital Markets	320	193	946	783
Equity Capital Markets	1	8	24	22
Fixed Income-Other	59	209	204	195
Corporate-Other	638	676	2,178	1,957
Descap Securities, Inc.	461	-	478	-
Total Brokerage Operations	1,566	1,193	4,033	3,413
Parent and Affiliates	(403)	(407)	(1,258)	(897)
Total net interest income	$1,163	$786	$2,775	$2,516
Income (loss) before income taxes:
Taxable Fixed Income	$638	$1,311	$2,379	$7,870
Municipal Capital Markets	635	2,153	994	5,586
Equity Capital Markets	678	598	3,937	(466)
Fixed Income-Other	1,731	1,637	4,009	6,220
Corporate-Other	(7,078)	(4,687)	(17,644)	(14,174)
Descap Securities, Inc.	2,109	-	2,518	-
Total Brokerage Operations	(1,287)	1,012	(3,807)	5,036
Parent and Affiliates	(2,829)	(1,903)	(6,128)	(5,363)
Investments	(6,335)	6,225	(2,733)	13,728
Income (loss) before income taxes and discontinued operations	$(10,451)	$5,334	$(12,668)	$13,401

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2004	2003	2004	2003
Depreciation and amortization expense (charged to each segment in measuring the income (loss) before income taxes)
Taxable Fixed Income	$62	$67	$196	$212
Municipal Capital Markets	92	91	277	292
Equity Capital Markets	263	255	793	833
Fixed Income-Other	8	10	26	35
Corporate-Other	164	187	526	610
Descap Securities, Inc.	33	-	38	-
Total Brokerage Operations	622	610	1,856	1,982
Parent and Affiliates	110	86	312	167
Discontinued Operations	24	14	73	44
Total	$756	$710	$2,241	$2,193

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

19.	Discontinued Operations

During the three-month period  ending September 30, 2004, the Company committed to a plan to dispose of its asset management business (FA Asset Management) other than its institutional convertible bond arbitrage advisory group.  Accordingly, the Company will account for the disposition of the asset management business as discontinued operations.  It is expected that the disposition will be complete by December 31, 2004.  Any gain or loss to be recognized related to the disposition will be recognized at the date of sale.

Additionally, in 2000 the Company sold its Private Client Group and continues to report the receipt and settlement of pending contractual obligations as discontinued operations.

Amounts reflected in the condensed consolidated statement of operations are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2004	2003	2004	2003
Net revenues
FA Asset Management	$578	$387	$1,638	$1,652
Private Client Group	-	-	458	250
Total net revenues	578	387	2,096	1,902
Expenses
FA Asset Management	1,221	924	4,047	2,870
Private Client Group	-	-	-	-
Total expenses	1,221	924	4,047	2,870
(Loss) before income taxes	(643)	(537)	(1,951)	(968)
Income tax (benefit)	(265)	(221)	(804)	(395)
(Loss) from discontinued operations, net of taxes	$(378)	$(316)	$(1,147)	$(573)

20.	Acquisition

On May 14, 2004, the Company acquired 100% of the outstanding common shares of Descap Securities, Inc. (“Descap”), a New York-based broker-dealer and investment bank.  Descap specializes in the primary issuance and secondary trading of mortgage-backed securities, asset-backed securities, collateralized mortgage obligations and derivatives, and commercial mortgage-backed securities.  Its investment banking group provides advisory and capital raising services, and specializes in structured finance and asset-backed securities and should serve to enhance the Company’s product offering.  Descap will continue to operate under its current name.

The value of the transaction was approximately $31 million, which approximated Descap’s revenue for its previous fiscal year, and consisted of $25 million in cash and 549,476 shares of the Company’s common stock, plus future contingent consideration based on financial performance.  Approximately $9.4 million of the purchase price was to acquire the net assets of the business, which consisted of assets of $68.7 million and liabilities of $59.3 million.  The purchase price in excess of net assets ($21.9 million) was preliminarily allocated to intangible assets based upon an independent third party valuation (see “Intangible Asset” footnote). These shares issued to the sellers of Descap provide the sellers the right to require the Company to purchase back these shares at a price of $6.14 per share.  The Company also has the right to purchase back these shares from the sellers at a price of $14.46.  Both the put and call r ights expires on May 31, 2007. The value assigned to the shares of common stock issued ($10.39 per share) approximated the market value of the stock on the date Descap was acquired ($10.30 per share).  The difference in the value assigned and the market value was due to the put and call features attached to the stock.  The Company also issued 270,843 shares of restricted stock to employees of Descap, which vests over a three-year period.

Per the acquisition agreement, Descap Securities Inc. can receive future contingent consideration based on the following:  For each of the next three years ending June 1, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period

Based upon Descap’s Pre-Tax Net Income from June 1, 2004 through September 30, 2004, $1.3 million of contingent consideration would be payable to the Sellers.  The contingent consideration will not be accrued in the Company’s financial statement until the contingency is resolved and the consideration is distributable.

The following table presents pro forma information as if the acquisition of Descap Securities, Inc. had occurred on January 1, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars except for per share amounts and shares outstanding)	2004	2003	2004	2003
Net revenues (including interest)	$36,883	$51,254	$125,831	$158,538
Total expenses (excluding interest)	47,334	42,826	137,955	135,220
(Loss) income before income taxes	(10,451)	8,428	(12,124)	23,318
Income tax (benefit) expense	(4,458)	3,488	(7,965)	9,366
(Loss) income from continuing operations	(5,993)	4,940	(4,159)	13,952
(Loss) from discontinued operations, net of taxes	(378)	(316)	(1,147)	(573)
Net (loss) income	$(6,371)	$4,624	$(5,306)	$13,379
Per share data:
Basic earnings:
Continued operations	$(0.45)	$0.44	$(0.33)	$1.27
Discontinued operations	(0.03)	(0.03)	(0.09)	(0.05)
Net income	$(0.48)	$0.41	$(0.42)	$1.22
Diluted earnings:
Continued operations	$(0.45)	$0.38	$(0.33)	$1.14
Discontinued operations	(0.03)	(0.02)	(0.09)	(0.05)
Net income	$(0.48)	$0.36	$(0.42)	$1.09

21.	Impairment

During the three-month period ended September 30, 2004, the Company abandoned a software development project.  Accordingly, the Company recognized as an impairment expense the costs related to the project that had been capitalized as well as the costs incurred to terminate the project.  The impairment expense was allocated to Corporate-Other for segment reporting purposes.

22.	Restructuring

During the three-month period ended September 30, 2004, the Company undertook an internal review of its operations in an effort to reduce costs.  One of the results of this review was the streamlining of certain functions and a reduction in personnel.  The reduction in personnel was initiated during the period ended September 30, 2004 and is expected to be completed by December 31, 2004.  The Company expects to incur restructuring expenses of approximately $1.4 million related to this effort of which $750 thousand was accrued and expensed in the period ended September 30, 2004.  The nature of these costs are compensation and benefits and the amount expensed through September 30, 2004 relates to employees who were terminated by September 30, 2004.  It is expected that all restructuring expenses will be paid by January 2005.  Restructuring costs to date were allocated 83% to Corporate-Other, with the remainder allocated among the other business units for segment reporting purposes.  Total restructuring costs are expected to be allocated 82% to Corporate-Other, with the remainder allocated among the other business units for segment reporting purposes.

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,
(In thousands of dollars)	2004	2003
Revenues:
Commissions	$4,963	$4,510
Principal transactions	24,601	22,837
Investment banking	11,697	8,628
Investment (losses) gains	(6,204)	6,356
Interest	2,972	1,742
Fees and other	663	795
Total revenues	38,692	44,868
Interest expense	1,809	956
Net revenues	36,883	43,912
Expenses (excluding interest):
Compensation and benefits	32,254	27,683
Clearing, settlement and brokerage costs	1,396	1,374
Communications and data processing	3,587	3,532
Occupancy and depreciation	2,417	2,247
Selling	1,966	1,642
Impairment loss	1,375	-
Restructuring	750	-
Other	3,589	2,100
Total expenses (excluding interest)	47,334	38,578
(Loss) income before income taxes	(10,451)	5,334
Income tax (benefit) expense	(4,458)	2,219
(Loss) income from continuing operations	(5,993)	3,115
(Loss) from discontinued operations, net of taxes	(378)	(316)
Net (loss) income	$(6,371)	$2,799
Net interest income:
Interest income	$2,972	$1,742
Interest expense	1,809	956
Net interest income	$1,163	$786

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial position and results of operations during the periods included in the accompanying condensed consolidated financial statements.

Business Environment

First Albany Companies Inc. (the “Company”) is the parent company whose principal subsidiaries include First Albany Capital Inc. (“First Albany Capital”), Descap Securities, Inc. (“Descap”), FA Technology Ventures Corporation and FA Asset Management Inc.  First Albany Capital Inc. provides investment banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities.  Descap is a New York-based broker-dealer and investment bank specializing in mortgage-backed securities.  FA Technology Ventures Corporation provides venture capital and merchant banking to the investment and corporate communities, and FA Asset Management Inc. provides asset management services to individuals and institutions.

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

Business Overview

The Company’s 2004 third quarter net revenues from continuing operations were $36.9 million compared with $43.9 million for the same period in 2003.   The decline in revenue was driven by a $12.6 million decline in revenue related to the value of the firm’s investment portfolio.  The Company reported a net loss from continuing operations for the third quarter 2004 of $6.0 million, compared with net income of $3.1 million for the same period in 2003.  Results for the third quarter were negatively impacted by a $3.7 million loss, net of taxes, in the firm’s investment portfolio and $1.9 million in one-time charges, net of taxes, related to an increase in legal expenses, restructuring expense, and an asset impairment. Consolidated net income was a loss of $6.4 million for the third quarter of 2004 compared with net income of $2.8 million in the third quarter of 2003.

For the nine months ended September 30, 2004, net revenues from continuing operations were $119.4 million compared with $135.3 million for the same period in 2003.  The Company reported a net loss from continuing operations of $4.5 million compared with net income of $8.1 million for the same period in 2003. Included in results for the nine months ended September 30, 2004 is a charge of $3.1 million, net of tax, related to increases in legal expenses, restructuring expense, and an asset impairment.  Consolidated net income was a net loss of $5.6 million for the nine months ended September 30, 2004 compared with net income of $7.5 million in the same period of 2003.

Major Segment Operating Results

Brokerage Operations

Brokerage Operations is comprised of First Albany Capital and Descap.

Net revenues from the Company’s Brokerage Operations were $42.9 million for the third quarter ended September 30, 2004, compared with $37.4 million for the same period in 2003.  The Company’s Brokerage Operations reported a net loss of $0.7 million for the third quarter 2004, compared with net income of $0.6 million for the same period in 2003.  Results for the third quarter were negatively impacted by $1.4 million in charges, net of taxes, related to an increase in legal reserves, severance and an asset impairment. For the first nine months of 2004, net revenues from the Brokerage Operations were $121.4 million compared with $119.4 million for the first nine months of 2003.  For the first nine months of 2004, the Company’s Brokerage Operations reported a net loss of $1.7 million compared with net income of $3.2 million for the same period in 2003.

Results for the divisions of the Company’s Brokerage Operations are:

•

Net revenues for Equity Capital Markets were $19.0 million for the third quarter of 2004, up from $13.0 million in the third quarter of 2003.  Continued strength in investment banking fees was the primary reason for the year-over-year improvement for the quarter. Compared with the third quarter of 2003, investment banking revenues were $8.1 million, up from $2.6 million.  During the third quarter of 2004, the Company booked the largest investment banking fee in the firm’s history.  During the quarter the Company acted as a co-manager on four equity transactions and one debt transaction and an advisor on two advisor transactions and two private placements. For the first nine months of 2004, net revenues for Equity Capital Markets were $57.3 million compared with $34.7 million for the first nine months of 2003.

•

The Municipal Capital Markets group net revenue was $6.8 million for the third quarter of 2004 compared with $10.6 million for the same period in 2003.  During the third quarter the firm acted as a sole or senior manager on eleven negotiated and competitive bid transactions, a co-manager on 26 negotiated and competitive bid transactions and an advisor on 12 transactions. For the first nine months of 2004, net revenues for Municipal Capital Markets were $23.5 million compared with $29.5 million for the first nine months of 2003.

•

The Taxable Fixed Income unit reported net revenue for the third quarter of $6.6 million compared with $9.0 million in the third quarter of 2003.  Declining institutional investor transaction activity and the overall compression spreads in their markets continued to negatively impact net revenue in Taxable Fixed Income.  For the first nine months of 2004, net revenues were $21.2 million compared with $40.2 million for the first nine months of 2003.

•

Descap reported net revenue of $6.1 million for the third quarter of 2004 and an operating margin, including acquisition related costs, of 35 percent.  Since closing the transaction on May 14, 2004, Descap has reported net revenue of $8.5 million and an operating margin, including acquisition related costs, of 29 percent.

Parent & Affiliates

•

The Company has executed a letter of intent for the sale of the investment advisory business of FA Asset Management, other than its convertible arbitrage based business, and anticipates the transaction will close by the end of the year.

•

Investment losses for the quarter ended September 30, 2004 were $3.7 million, net of tax, due to a decrease in the fair market value of the investment portfolio held by First Albany Companies.

Three-Month Period Ended September 30, 2004

Commissions

Commission revenue represents revenues generated by the Company in executing customers' orders to buy or sell listed securities and securities in which it does not make a market.  Commission revenue was generated from the following business segments:

	Three Months Ended September 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$70	$43
Municipal Capital Markets	6	12
Equity Capital Markets	4,887	4,448
Parent & Affiliates/Corporate-Other	-	7
Total Commissions Revenue	$4,963	$4,510

For the three months ended September 30, 2004, Commission revenue increased 10 percent to $5.0 million.  The increase in commission revenue was due to an increase in listed commission transactions in the Equity Capital Markets segment.

Principal Transactions

Principal transactions revenue represents trading of municipal debt (tax-exempt and taxable) through its Municipal Capital Markets segment, U.S. government and federal agency obligations, corporate debt and convertible securities through its Taxable Fixed Income and Descap segments and equity securities through its Equity Capital Markets segment as a "market maker" for sale of those securities to other dealers and to customers.  Most of the trading is for the purpose of generating sales credits for the institutional sales force.  Principal transactions revenue was generated from the following business segments:

	Three Months Ended September 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$6,480	$8,799
Municipal Capital Markets	2,931	4,343
Equity Capital Markets	5,885	5,861
Fixed Income - Other	3,754	3,729
Descap Securities	5,579	-
Parent & Affiliates/Corporate-Other	(28)	105
Total Principal Transactions Revenue	$24,601	$22,837

For the three months ended September 30, 2004 principal transaction revenue increased 7.7 percent to $24.6 million.  The increase in revenue was driven by a $5.6 million increase in principal transaction revenue related to Descap.  Principal transaction revenue in Municipal Capital Markets was down 32.5 percent compared to the same period in 2003.  Declining transaction volume and price spread compression continue to negatively impact Taxable Fixed Income principal transaction revenue.

Investment Banking

Investment Banking revenue represents revenues generated by the Company managing, co-managing, and participating in corporate securities offerings through its Equity Capital Markets segment and municipal securities offerings through its Municipal Capital Markets segment.  Investment Banking revenue was generated from the following business segments:

	Three Months Ended September 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$6	$14
Municipal Capital Markets	3,528	6,018
Equity Capital Markets	8,130	2,596
Descap Securities	28	-
Fixed Income - Other	5	-
Total Investment Banking	$11,697	$8,628

Investment banking revenues increased $3.1 million to $11.7 million for the three months ended September 30, 2004.  The increase was driven by a $5.5 million increase in investment banking fees in Equity Capital Markets.   During the third quarter, the Equity Capital Markets Investment Banking group booked the largest fee in the Company’s history.  After a historically strong 2003, Municipal Capital Markets Investment Banking revenues were down 41.3 percent to $3.5 million for the three months ended September 30, 2004. The decline in net revenue was driven by a reduction in underwriting transaction revenue.

Investment Gains (losses)

For the three months ended September 30, 2004, losses on the Company’s investment portfolio were $6.2 million due to a decline in fair market value of the Company’s investments held by the Parent & Affiliates segment.

Compensation and Benefits

Compensation and benefits expense includes salaries, sales-related compensation and benefits.

	Three Months Ended September 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$4,954	$6,552
Municipal Capital Markets	4,494	6,874
Equity Capital Markets	12,287	7,292
Fixed Income - Other	1,890	2,102
Parent & Affiliates/Corporate-Other	5,271	4,863
Descap Securities	3,358	-
Total Compensation and Benefits	$32,254	$27,683

For the three months ended September 30, 2004, compensation and benefits expense increased 17 percent to $32.3 million.   Compensation and benefits in Equity Capital Markets increased $5.0 million as a result of an increase in revenues.  Descap added $3.4 million in total compensation expense during the period.  Declines in net revenue in Taxable Fixed Income and Municipal Capital Markets resulted in a $4.0 million decrease in compensation and benefits.

Impairment Loss

For the three months ended September 30, 2004, the Company reported $1.4 million in impairment loss related to the abandonment of a corporate software development initiative.

Restructuring

For the three months ended September 30, 2004, the Company recorded $0.8 million in restructuring charges related primarily to severance costs associated with headcount reductions in the Company’s support groups.

Other

Other expense mainly includes litigation costs, professional fees, postage and printing costs and insurance costs.

	Three Months Ended September 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$26	$22
Municipal Capital Markets	293	301
Equity Capital Markets	775	177
Fixed Income - Other	2	2
Descap Securities	63	-
Parent & Affiliates/Corporate-Other	2,430	1,598
Total Other	$3,589	$2,100

For the three months ended September 30, 2004, other expense increased $1.5 million.  The increase was driven by a $1.1 million increase in expenses related to litigation and $0.5 million in professional fees related to the Company’s preparation in meeting the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

ncome Tax (Benefit) Expense

For the three months ended September 30, 2004, income tax benefit was $4.5 million, an effective tax rate of 42.7 percent, compared to $2.2 million in income tax expense, an effective rate of 41.6 percent, for the three months ended September 30, 2003.

	Nine Months Ended September 30,
(In thousands of dollars)	2004	2003
Revenues:
Commissions	$16,121	$12,405
Principal transactions	69,864	81,421
Investment banking	31,155	21,598
Investment (losses) gains	(2,341)	14,116
Interest	6,895	4,946
Fees and other	1,794	3,197
Total revenues	123,488	137,683
Interest expense	4,120	2,430
Net revenues	119,368	135,253
Expenses (excluding interest):
Compensation and benefits	91,916	89,316
Clearing, settlement and brokerage costs	4,230	3,761
Communications and data processing	11,369	10,564
Occupancy and depreciation	6,982	6,766
Selling	5,671	5,018
Impairment loss	1,375	-
Restructuring	750	-
Other	9,743	6,427
Total expenses (excluding interest)	132,036	121,852
Income (loss) before income taxes	(12,668)	13,401
Income tax (benefit) expense	(8,188)	5,300
Income (loss) from continuing operations	(4,480)	8,101
Income from discontinued operations, net of taxes	(1,147)	(573)
Net (loss) income	$(5,627)	$7,528
Net interest income:
Interest income	$6,895	$4,946
Interest expense	4,120	2,430
Net interest income	$2,775	$2,516

Nine-Month Period Ended September 30, 2004

Commissions

Commission revenue represents revenues generated by the Company in executing customers' orders to buy or sell listed securities and securities in which it does not make a market.  Commission revenue was generated from the following business segments:

	Nine Months Ended September 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$179	$80
Municipal Capital Markets	20	38
Equity Capital Markets	15,920	12,265
Fixed Income - Other	-	-
Parent & Affiliates/Corporate-Other	2	22
Total Commissions Revenue	$16,121	$12,405

For the nine months ended September 30, 2004, Commission revenue increased 30 percent to $16.1 million.  The increase in commission revenue was due to an increase in listed commission transactions in the Equity Capital Markets segment.

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

	Nine Months Ended September 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$20,268	$39,316
Municipal Capital Markets	9,406	11,639
Equity Capital Markets	23,775	17,636
Fixed Income - Other	8,400	12,664
Descap Securities	8,037	-
Parent & Affiliates/Corporate-Other	(22)	166
Total Principal Transactions Revenue	$69,864	$81,421

For the nine months ended September 30, 2004, principal transaction revenue declined $11.6 million or 14.2 percent primarily as a result of a $19.0 million decline in Taxable Fixed Income.  The decline in Taxable Fixed Income was driven by a decline in institutional investor activity and spread compression in the secondary corporate bond market.  Principal transaction revenue in Fixed Income – Other was down 34 percent as a result of declining customer volumes and a more challenging trading environment. The Company’s increased focus on NASDAQ trading coupled with a stronger NASDAQ trading environment in 2004 resulted in a 35 percent or $6.1 million increase in principal transaction revenue in its Equity Capital Markets segment.

Investment Banking

Investment Banking revenue represents revenues generated by the Company managing, co-managing, and participating in corporate securities offerings through its Equity Capital Markets segment and municipal securities offerings through its Municipal Capital Markets segment.  Investment Banking revenue was generated from the following business segments:

	Nine Months Ended September 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$538	$234
Municipal Capital Markets	13,037	16,931
Equity Capital Markets	17,457	4,529
Fixed Income - Other	95	(96)
Descap Securities	28	-
Parent & Affiliates/Corporate-Other	-	-
Total Investment Banking	$31,155	$21,598

Investment banking revenues increased $9.6 million or 44 percent for the nine months ended September 30, 2004.   Investment banking fees in the Equity Capital Markets group increased $12.9 million as investments in key personnel over the past twelve months resulted in an increase in transaction activity in both public offering business and advisory assignments.  Also for the nine months ended September 30, 2004, the Equity Capital Markets Group booked the largest fee in the Company’s history.  Compared to a historically strong 2003, Municipal Capital Markets investment banking revenue for the nine months ended September 30, 2004 was down $3.9 million or 23 percent, due primarily to a decline in underwriting transaction revenue.

Investment Gains (losses)

Investment losses for the nine months ended September 30, 2004 total $2.3 million compared with an investment gain of $14.1 million in the same period in 2003. The investment losses for the quarter were the result of a decline in the fair market value of the Company’s investment portfolio.

Fees and Other

A majority of the fees the Company earns in this category relates to the activity of FA Technology Ventures Corporation (managing private equity funds, and providing venture financing to emerging growth companies) and the institutional convertible bond arbitrage advisory group, both of which are included in the Parent and Affiliates segment.

	Nine Months Ended September 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$-	$115
Municipal Capital Markets	77	77
Equity Capital Markets	165	296
Parent & Affiliates/Corporate-Other	1,552	2,709
Total Fees and Other	$1,794	$3,197

For the nine months ended September 30, 2004, Fees and other revenue declined $1.4 million or 44 percent.  Incentive fees in the convertible arbitrage group were down $1.1 million as a result of investment performance below the group’s investment benchmark.

Compensation and Benefits

Compensation and benefits expense includes salaries, sales-related compensation and benefits.

	Nine Months Ended September 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$15,622	$29,123
Municipal Capital Markets	16,137	18,916
Equity Capital Markets	34,776	19,943
Fixed Income - Other	4,096	5,955
Parent & Affiliates/Corporate-Other	16,268	15,379
Descap Securities	5,017	-
Total Compensation and Benefits	$91,916	$89,316

For the nine months ended September 30, 2004, compensation and benefits expense increased 2.9 percent to $91.9 million.  Compensation and benefits expense in Equity Capital Markets was up $14.8 million on higher net revenue.  Taxable Fixed Income compensation and benefits was down $13.5 million as a result of a decrease in principal transaction revenue. Compensation in Fixed Income-Other decreased $1.9 million or 31 percent as a result of a decline in net revenue.

Impairment Loss

For the nine months ended September 30, 2004, the Company reported $1.4 million in impairment loss related to the abandonment of a corporate software development initiative.

Restructuring

For the nine months ended September 30, 2004, the Company recorded $0.8 million in restructuring charges related primarily to severance costs associated with headcount reductions in the Company’s support groups.

Other

Other expense mainly includes litigation costs, professional fees, postage and printing costs and insurance costs.

	Nine Months Ended September 30
(In thousands of dollars)	2004	2003
Taxable Fixed Income	$94	$67
Municipal Capital Markets	2,386	1,227
Equity Capital Markets	1,747	640
Fixed Income - Other	9	5
Parent & Affiliates/Corporate-Other	5,425	4,488
Descap Securities	82	-
Total Other	$9,743	$6,427

Other expense increased $3.3 million for the nine months ended September 30, 2004 due to a $2.6 million increase in expenses related to a previously-disclosed customer dispute (Municipal Capital Markets segment) and employment arbitration awards (Equity Capital Markets segment) and $0.8 million in expenses  related to other litigation.

Income Tax (Benefit) Expense

Income tax benefit was $8.2 million, an effective tax rate of 64.6 percent for the nine months ended September 30, 2004 compared to $5.3 million in income tax expense, an effective rate of 39.6 percent, for the same period in 2003.  Increase in the effective tax rate was primarily driven by the difference in accounting versus tax treatment of the Plug Power stock distribution (see “Investments” footnote in the Notes to Condensed Consolidated Financial Statements).

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

As of September 30, 2004, First Albany Capital Inc. and Descap Securities, Inc., both registered broker-dealer subsidiaries of First Albany Companies Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of September 30, 2004, First Albany Capital Inc. had net capital of $10.4 million, which exceeded minimum net capital requirements by $9.4 million, while Descap Securities, Inc. had net capital of $6.2 million, which exceeded minimum net capital requirements by $6.1 million.

As of September 30, 2004, the Company had a commitment through July 2006 to invest up to $11.5 million in FA Technology Ventures, LP (the “Partnership”).  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and other employees and former employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership agreement, under certain conditions, the General Partnership is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner will receive a carried interest on customary terms. The General Partner has contracted with FA Technology Ventures Corporat ion, a wholly owned subsidiary of the Company, to act as investment advisor to the General Partner.

As of September 30, 2004, the Company had an additional commitment through July 2006 to invest up to $8.7 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.

The Company has deferred tax assets of $15.4 million and deferred tax liabilities of $4.8 million as of September 30, 2004. The Company expects that it will realize the benefit of the deferred tax assets as a result of future taxable income.  The net deferred tax asset of $10.6 million is recorded in Other Assets on the Statement of Financial Condition.  At December 31, 2003 the Company had a net deferred tax liability of $1.8 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business and may also purchase and sell securities on a when-issued basis. As of September 30, 2004, the Company had $3.3 million outstanding underwriting commitments and had purchased no securities on a when-issued basis.

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities, Inc., a New York-based broker-dealer and investment bank.  The value of the transaction was approximately $31 million, which consisted of $25 million in cash and 549,476 shares of the Company’s common stock, plus future consideration based on financial performance (see “Acquisition” footnote in the Notes to Condensed Consolidated Financial Statements). The shares of the Company’s stock issued to the sellers of Descap Securities, Inc. provide the sellers the right to require the Company to purchase back these shares at a price of $6.14 per share.  The Company also has the right to purchase back these shares from the sellers at a price of $14.46.  Both the put and call rights expires on May 31, 2007.

The Company’s notes payable include Senior Notes for $10 million which contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth (at September 30, 2004, the Company’s net worth was $81.8 million) and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 as at the end of each fiscal quarter based on the most recently concluded period of four consecutive quarters (as of the end of the September 2004 quarter, the Company’s adjusted cash flow coverage rate was 19.7 to 1). As of September 30, 2004, the Company was in compliance with these covenants.

The Company’s notes payable also include a $20 million Term Loan to finance the acquisition of Descap Securities, Inc. which contains various covenants, as defined in the agreement.  As of September 30, 2004, the Company was not in compliance with certain covenants contained in the Term Loan.  The Company had forty-five days under the Term Loan Agreement to comply with the covenants or it would be considered in default.  On November 2, 2004, the Company and the bank amended selected covenants in the Term Loan Agreement retroactively to July 1, 2004 and as such is in compliance with the covenant requirements.  The covenants require the maintenance of not less than $22.5 million of earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments related to Descap, Scheduled Adjustment Expenditures and Scheduled Adjustment Earnings (as defined in the modified term loan agreement and referred to as “EBITDAR”) (for the twelve month period ending September 30, 2004, the Company’s EBITDAR was $24.5 million), operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending September 30, 2004, the operating cash flow to total fixed charge ratio was 1.17 to 1) and modified total funded debt to EBITDAR ratio of less than 1.75 to 1 (for the twelve month period ending September 30, 2004, modified total funded debt to EBITDAR ratio was 1.48 to 1).

Management believes that funds provided by operations and a variety of bank lines of credit totaling at least $300 million, of which approximately $134 million were unused as of September 30, 2004, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs.  These bank lines of credit consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist and are repayable on demand.  These bank lines of credit are limited to financing securities eligible for collateralization, which includes Company owned securities.

CONTRACTUAL OBLIGATIONS

First Albany Companies Inc. has contractual obligations to make future payments in connection with our short-term debt, long-term debt, capital leases, and operating leases. See Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	2004	2005	2006	2007	2008	Thereafter	Total
Short-term bank loans	$165,645	$-	$-	$-	$-	$-	$165,645
Long term debt (1)	1,234	6,615	7,128	6,121	5,951	12,861	39,910
Capital lease obligations	525	873	592	307	134	4	2,435
Operating leases (2)	1,583	6,114	5,600	5,658	5,094	13,161	37,210
Subordinated debt (3)	-	-	1,328	1,442	93	832	3,695
Total	$168,987	$13,602	$14,648	$13,528	$11,272	$26,858	$248,895

(1)

The Company has several notes payable which have principal and interest payments associated with each.  For notes payable with variable interest rates, current interest rates were used for the calculation of interest payment for future periods.  See Notes to the Consolidated Financial Statements.

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

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date.  The amounts shown are net of long and short positions:

(In thousands of dollars)	2004	2005	2006	2007	2008	Thereafter	Total
Fair value of securities
Corporate bonds	$15	$1,447	$16,880	$2,197	$612	$62,178	$83,329
State and municipal bonds	289	4,762	3,091	18,289	2,975	119,119	148,525
US Government obligations	28	484	(1,540)	(11,453)	(289)	(11,913)	(24,683)
Subtotal	332	6,693	18,431	9,033	3,298	169,384	207,171
Equity securities	-	-	-	-	-	(4,526)	(4,526)
Fair value of securities	$332	$6,693	$18,431	$9,033	$3,298	$164,858	$202,645

Following is a discussion of the Company's primary market risk exposures as of September 30, 2004, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at September 30, 2004 was $177.5 million and $147.2 million at December 31, 2003 (net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.   At September 30, 2004, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $3.9 million and at year-end 2003 was $4.5 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $4.5 million in securities sold but not yet purchased at September 30, 2004 and $7.6 million in securities owned at December 31, 2003, have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.5 million at September 30, 2004 and $0.8 million at year-end 2003.

The Company's investment portfolio excluding the consolidation of Employee Investment Fund (see “Investments” footnote in the Notes to Condensed Consolidated Financial Statements) at September 30, 2004 and December 31, 2003, had a fair market value of $34.2 million and $53.0 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $3.4 million at September 30, 2004 and $5.3 million at year-end 2003.  The actual risks and results of such adverse effects may differ substantially.

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

OPERATING RISK

Operating risk is the potential for loss arising from limitations in the Company's financial systems and controls, deficiencies in legal documentation and the execution of legal and fiduciary responsibilities, deficiencies in technology and the risk of loss attributable to operational problems.  These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes.  In order to reduce or mitigate these risks, the Company has established and maintains an internal control environment that incorporates various control mechanisms at different levels throughout the organization and within such departments as Finance and Accounting, Operations, Legal, Compliance and Internal Audit.  These control mechanisms attempt to ensure that operational policies and procedures are being followed and that the Company's various businesses are operating within esta blished corporate policies and limits.

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

FIRST ALBANY COMPANIES INC.

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

Disclosure Controls

As of the end of the period covered by this Form 10-Q, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about the Company required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the des ired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls subsequent to the date of the evaluation.

Sarbanes-Oxley Section 404

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter.  The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls.  In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting.  The Company has dedicated internal resources, engaged outside consultants and adopted a work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting.

Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent auditor’s conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.  If the Company fails to have an effectively designed and operating system of internal control, it will be unable to comply with the requirements of SEC 404 in a timely manner.  If the Company does not effectively complete its assessment or if its internal controls are not designed or operating effectively, its external auditors may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal control or may issue a qualified opinion on the effectiveness of the Company’s internal controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

10.19	Employment Agreement with Robert Fine, an executive officer of the Company, dated May 14, 2004 (filed herewith)

10.20	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (cliff vesting) (filed herewith)

10.21	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (three-year vesting) (filed herewith)

10.22	First Amendment to Loan Agreement dated May 14, 2004 between First Albany Companies Inc. and Key Bank National Association (filed herewith)

10.23	Second Amendment to Loan Agreement dated November 2, 2004 between First Albany Companies Inc. and Key Bank National Association (filed herewith)

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

First Albany Companies Inc.

(Registrant)

Date:	11/08/04	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer

Date:	11/08/04	/S/STEVEN R. JENKINS
Steven R. Jenkins
Chief Financial Officer
(Principal Accounting Officer)