Form 10-K
period 2004-12-31
FIRST ALBANY COMPANIES INC
filed 2005-03-15
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

- or -

[    ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                     to

Commission file number 014140

F I R S T   A L B A N Y   C O M P A N I E S   I N C.

(Exact name of registrant as specified in its charter)

New York	22-2655804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
677 Broadway, Albany, New York	12207
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(518) 447-8500

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

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

Yes  [ X ]      No

The aggregate market value of the shares of common stock of the Registrant held by non-affiliates based upon the closing price of Registrant's shares as reported on the NASDAQ system on June 30, 2004 which was $10.04 was $106,189,365.

As of February 24, 2005, 16,129,235 shares, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

The Exhibit Index is included on page 64 through 67.

The total number of pages in this document is 74.

Item 1.  Business

First Albany Companies Inc. and its subsidiaries (the "Company") operate a full-service investment bank and institutional securities firm focused on the corporate middle market as well as major government agencies and public institutions.  The Company offers financial advisory and capital raising to small and mid-cap companies and government agencies and provides trade execution in equity, high grade, high yield, mortgage-backed, convertible, tax-exempt and taxable municipal securities. The Company is traded on NASDAQ under the symbol FACT.

First Albany Capital Inc. (“First Albany Capital”), a broker-dealer subsidiary of First Albany Companies Inc., which was founded in 1953, services the growing corporate middle market, as well as major government agencies and public institutions.  Through its Equities and Fixed Income businesses, the firm offers a diverse range of products and advisory services in the areas of corporate and public finance and fixed income and equity sales and trading.

Descap Securities Inc. (“Descap”), a subsidiary of First Albany Companies Inc. is a specialized broker-dealer and boutique investment banking firm committed to providing value added services within specific niches of the fixed income marketplace.  Descap specializes in the primary issuance and secondary trading of mortgage and asset-backed securities and offers clients additional forms of debt financing.  The Company acquired Descap in May of 2004.

FA Technology Ventures Corporation (“FATV”), a subsidiary of First Albany Companies Inc., manages private equity funds, providing management and guidance for companies in the emerging growth sectors of information and energy technology.

FA Asset Management Inc. (“FA Asset Management” or “Noddings”) provides absolute return and enhanced indexing investment management strategies through the use of convertible arbitrage to institutional investors.  FA Asset Management is a SEC registered investment advisor.

Through its subsidiaries, the Company is a member of the New York Stock Exchange, Inc. ("NYSE"), the National Association of Securities Dealers, Inc. ("NASD"), the American Stock Exchange, Inc. ("ASE"), the Boston Stock Exchange, Inc. ("BSE"), the National Futures Association (“NFA”) and various other exchanges and is registered as a broker-dealer with the Securities and Exchange Commission ("SEC").

On December 31, 2004 the Company ceased asset management operations in Sarasota, FL and on February 5, 2005 sold its asset management operations in Albany, NY to Johnson Illington Advisors LLC.  The operating results are reported as discontinued operations.

In August 2000 First Albany Capital divested its retail brokerage operation (“the Private Client Group”).  The operating results of the Private Client Group are reported as discontinued operations.

Additional information about First Albany Companies Inc. is available on our website at http://www.firstalbany.com.  We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statements.  Investors can find this information under the “Investor Relations” section of our website.  These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC.  The information on our website is not incorporated by reference into this Report.

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

Sources of Revenues

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows (excludes discontinued operations):

For the years ended December 31,	2004		2003		2002
(In thousands of dollars)	Amount	Percent	Amount	Percent	Amount	Percent
Commissions	$19,992	11.0%	$16,946	8.8%	$15,100	8.5%
Principal transactions	93,976	51.7%	107,529	55.6%	114,417	64.1%
Investment banking	45,059	24.8%	34,730	18.0%	28,471	16.0%
Investment gains (losses)	10,070	5.5%	23,597	12.2%	638	0.3%
Fees and others	2,345	1.3%	3,785	2.0%	2,520	1.4%
Total operating revenues	171,442	94.3%	186,587	96.6%	161,146	90.3%
Interest income	10,395	5.7%	6,682	3.4%	17,252	9.7%
Total revenues	$181,837	100.0%	$193,269	100.0%	$178,398	100.0%

For information regarding the Company’s reportable segment information, refer to “Segment Analysis” note of the Consolidated Financial Statements.

Commissions

A portion of the Company’s revenues is derived from customer commissions on brokerage transactions for the Company’s institutional clients, such as investment advisors, mutual funds, hedge funds, and pension and profit sharing plans, for which the Company is not acting as a market marker.  The majority of the commission revenue is related to brokerage transactions in our listed equity trading group

Principal Transactions

The Company specializes in trading and making markets in equity and debt securities.  In the ordinary course of business the Company maintains securities positions as a market maker to facilitate customer transactions and, to a lesser extent, for investment purposes.

The Equity Capital Markets group makes markets in over 500 NASDAQ and over-the-counter stocks to facilitate customer transactions.  In addition to trading profits and losses, included in principal transactions are commission-equivalents charged on certain principal trades for NASDAQ and over-the-counter securities.

The Company’s Fixed Income business segments maintain inventories of municipal debt (tax-exempt and taxable), corporate debt, mortgage-backed and asset-backed securities, convertible securities, and government and government agency securities.

The Company’s trading activities require the commitment of capital and the majority of Company’s inventory positions are carried for the purpose of generating sales credits by the institutional salesforce.  As a result the Company exposes its own capital to the risk of fluctuations in market value.  All inventory positions are marked to the market on a weekly basis at a minimum.  The Company also hedges certain inventory positions with highly liquid future contracts and U.S. Government Securities.  The following table sets forth the highest, lowest, and average month-end inventories (including the net of securities owned and securities sold, but not yet purchased) for calendar 2004 by securities category where the Company acted as principal.

(In thousands of dollars)	Highest Inventory	Lowest Inventory	Average Inventory
State and municipal bonds	$222,841	$111,318	$162,095
Corporate obligations	79,631	29,400	43,737
Corporate stocks	21,287	(5,118)	8,846
U.S. Government and federal agencies obligations	6,403	(51,056)	(22,306)

Investment Banking

The Company manages, co-manages, and participates in corporate securities offerings through its Equities and Fixed Income businesses.  Participation in an underwriting syndicate or selling group involves both economic and regulatory risks.  An underwriter or selling group member may incur losses if it is forced to resell the securities it has committed to purchase at less than the agreed-upon purchase price.

For the periods indicated, the table below highlights the number and dollar amount of corporate securities offerings managed or co-managed by the Company and the number and amount of the Company’s underwriting participation in syndicates, including those managed or co-managed by First Albany Capital.  The number and dollar amount of corporate stock and bond offerings for the year ended December 2004 show an increase versus the prior two years.  It reflects the core of First Albany Capital’s strategic plan to focus on capital raising opportunities with middle market companies in the energy, healthcare and technology sectors.  Our new business development efforts yielded new clients and a larger market share.

Corporate Stock and Bond Offerings
(In thousands of dollars)	Managed or Co-Managed		Syndicate Participations
Year Ended	Number of Issues	Amount of Offering	Number of Participations	Amount of Participation
December 2004	27	$2,497,273	36	$297,952
December 2003	15	1,971,779	20	155,699
December 2002	3	370,500	11	22,341

For the periods indicated, the table below highlights the number and dollar amount of municipal securities offerings managed or co-managed by the Company and the number and amount of the Company’s underwriting participation in syndicates, including those managed or co-managed by the Company.  Overall deal volumes for municipal bond offerings were down from prior years.  Results for 2004 reflect market leadership in education, housing, corporate-backed debt, aviation, water and sewer, healthcare and asset-securitization areas of public finance due to the skills, experience and record of client service of the Company’s employees, combined with our broad securities distribution capability.

Municipal Bond Offerings
(In thousands of dollars)	Managed or Co-Managed	Syndicate Participations
Year Ended	Number of Issues	Dollar Amount	Number of Participations	Dollar Amount
December 2004	266	$61,845,138	293	$11,308,895
December 2003	281	57,989,985	307	12,740,343
December 2002	405	70,088,800	456	7,027,360

Investment gains (losses)

The Company’s investment portfolio includes interests in publicly and privately held companies. Investment gains (losses) are comprised of both unrealized and realized gains and losses from the Company’s investment portfolio (see “Investments” note of the Consolidated Financial Statements).

Fees and Others

A majority of the fees the Company earns relates to the activity of both FA Asset Management Inc., acting as an investment advisor, managing the assets of institutions, and FA Technology Ventures Corporation,  managing private equity funds, and providing venture financing to emerging growth companies.

Operations

The Company's operations activities include: execution of orders; processing of transactions; receipt, identification, and delivery of funds and securities; custody of customers' securities; internal control; and compliance with regulatory and legal requirements.  The Company clears the majority of its own securities transactions.

The volume of transactions handled by the operations staff fluctuates substantially.  The monthly numbers of purchase and sale transactions processed for the periods indicated were as follows:

	Number of Monthly Transactions
Year Ended	High	Low	Average
December 2004	486,504	379,288	428,390
December 2003	401,354	212,984	302,450
December 2002	368,376	109,160	195,035

The number of transactions increased in 2004 primarily due to an increase in NASDAQ trading volumes in the Equities segment.

The Company has established internal controls and safeguards to help prevent securities theft, including the use of depositories and periodic securities counts.  Operations, compliance, internal audit, and legal personnel monitor compliance with applicable laws, rules, and regulations.  As required by the NYSE and other regulatory authorities, First Albany Capital carries fidelity bonds covering loss or theft of securities as well as embezzlement and forgery.

Research

First Albany Capital maintains a professional staff of equity and fixed income analysts working within our Equities and Fixed Income businesses, respectively. Research is focused on several industry sectors, including technology, energy and healthcare.  First Albany Capital employs 17 senior analysts who support the Equities segment, and 9 analysts who provide research support on high grade and high yield bonds.

The Company’s research analysts review and analyze the economy, general market conditions, technology trends, industries and specific companies via both fundamental and technical analyses; makes recommendations of specific action with regard to industries and specific companies; and responds to inquiries from customers.

Employees

At February 28, 2005, the Company had 448 full-time employees, of which 156 were institutional salespeople and institutional traders,42 were investment bankers, 26 were research analysts, 128 were in other revenue support positions, and 96 were in corporate support and overhead.  The Company considers its employee relations to be good and believes that its compensation and employee benefits are competitive with those offered by other securities firms.  None of the Company's employees are covered by a collective bargaining agreement.

Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws.  The SEC is the federal agency charged with administration of the federal securities laws.  Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges.  These self-regulatory organizations adopt rules (subject to approval by the SEC), which govern the industry and conduct periodic examinations of member broker-dealers.  Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.  First Albany Capital is currently registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico.

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

Net Capital Requirements

The Companies subsidiaries First Albany Capital and Descap, as broker-dealers and members of either the NYSE and/or the NASD are subject to the Uniform Net Capital Rule promulgated by the SEC. The Rule is designed to measure the general financial condition and liquidity of a broker-dealer, and it imposes a required minimum amount of net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers.

Compliance with the Net Capital Rule may limit those operations which require the use of the firm’s capital for purposes, such as maintaining the inventory required for trading in securities, underwriting securities, and financing customer margin account balances.  Net capital, aggregate indebtedness and aggregate debit balances change from day to day, primarily based in part on the firm’s inventory positions, and the portion of their value the Net Capital Rule allows the firm to include as part of its capital.

At December 31, 2004, the Company’s broker-dealer subsidiaries net capital and excess net capital were as follows:

(In thousands of dollars)	Net Capital	Excess Net Capital
First Albany Capital	$29,300	$28,300
Descap	$6,900	$6,800

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

Fluctuating Securities Volume and Prices

Economic and financial market conditions can materially affect the Company’s financial position and results of operations.  The Company’s profitability is sensitive to a variety of factors, including the volume and value of trading in securities, the volatility of equity and fixed income markets, interest rate levels and the shape of the yield curve, and the demand for investment banking services, particularly in our industries and sectors of focus.  Because many of these factors are unpredictable and beyond the Company’s control, the Company’s earnings may fluctuate significantly from period to period.  Sustained periods of unfavorable market conditions are likely to adversely affect the Company’s profitability.

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

Industry Changes and Competitive Factors

The financial services businesses in which the Company operates are extremely competitive.  The Company competes directly with other broker-dealers, investment banking firms, and commercial banks.  Many of the Company’s competitors have substantially greater capital and resources than the Company and offer a broader range of financial products. The Company believes the abilities of its professional personnel, quality of service, market focus, and reputation are its principal competitive strengths.

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

Importance of Key Personnel

The Company is dependent on the continued services of our management team, and a number of our key investment bankers and sales and trading securities personnel.  The loss of such personnel without adequate replacement could have a material adverse effect on us.  Additionally, we need qualified managers and skilled employees with financial services experience in order to operate our business successfully.  If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

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

Litigation

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits seeking substantial damages. The Company is also involved from time to time in governmental and self-regulatory agency investigations and proceedings.  There has been an increased incidence of litigation in the financial services industry in recent years, including customer claims and class action suits seeking substantial damages. See "Item 3. Legal Proceedings."

Publicly Filed Documents

Investors should not assume the accuracy of representations and warranties in negotiated agreements that have been publicly filed because such representations may have been qualified by disclosures contained in separate disclosure schedules, because such representations may represent the parties’ risk allocation in the particular transactions, because such representations may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or because such representations may no longer continue to be true as of any given date.

Item 2.  Properties

The Company currently leases all of its office space.  The Company’s lease for its executive offices and brokerage operations in Albany, New York expired in 2004.  In December, the Company moved to a new location in Albany, New York, the lease for which will expire in 2014.

A list of office locations follows:

Albany, NY	Greenwich, CT	New York, NY
Atlanta, GA	Hartford, CT	Oakbrooke Terrace, IL
Bonita Springs, FL	Houston, TX	Pittsburgh, PA
Boston, MA	Los Angeles, CA	Richmond (Glen Allen), VA
Chadds Ford, PA	Minneapolis, MN	San Francisco, CA
Chicago, IL	Morristown, NJ	Wellesley, MA
Dallas, TX

Item 3.  Legal Proceedings

In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the "Lawrence Parties") in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court").  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration.  The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's common stock trades on the NASDAQ National Market System under the symbol "FACT".  As of February 22, 2005, there were approximately 2,355 holders of record of the Company's common stock.  The following table sets forth the high and low bid quotations for the common stock as adjusted for subsequent stock dividends during each quarter for the fiscal years ended:

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
2004
Stock Price Range
High	$15.85	$15.95	$10.21	$9.94
Low	12.58	8.91	8.20	8.30
Cash Dividend Per Share	0.05	0.05	0.05	0.05

2003
Stock Price Range
High	$8.24	$13.54	$14.50	$15.57
Low	5.70	7.10	11.41	12.74
Cash Dividend Per Share	0.05	0.05	0.05	0.05

For information regarding the Company’s securities authorized for issuance under equity compensation plans, refer to ”Benefit Plans” note of the Consolidated Financial Statements.

The Board of Directors of the Company continues to monitor the appropriateness of paying cash dividends. Certain debt covenants contain restrictive clauses which could impact the ability of the Company to pay dividends in the future.  Refer to “Short-Term Bank Loans and Notes Payable” note of the Consolidated Financial Statements.

ISSUANCE OF UNREGISTERED SHARES

On February 26, 2004, the Company sold 896,040 unregistered shares of common stock to selected employees in exchange for approximately $10.0 million.  The issuance of the common stock was exempt from registration under Section 4(2) of the Securities Act of 1933.

On May 14, 2004, the Company acquired Descap Securities, Inc.  Refer to “Business Combination” note of the Consolidated Financial Statements.  The Company issued 549,476 unregistered shares of common stock to the Sellers of Descap Securities, Inc., with an approximate value of $5.7 million, as part of the consideration provided.  Exemption from registration of the common stock was allowed under Section 4.2 of the Securities Exchange Act of 1933.

ISSUER PURCHASES OF EQUITY SECURITIES

A program was announced in December 2003, which authorized the purchase of up to 500,000 shares of the Company’s common stock through May 9, 2005.  No shares have been repurchased pursuant to this program as of December 31, 2004.

Item 6.  Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.  This information should be read in conjunction with the Consolidated Financial Statement and related notes thereto included elsewhere herein.

For the years ended December 31:	2004	2003	2002	2001	2000
Operating results
Operating revenues	$171,442	$186,587	$161,146	$133,813	$111,757
Interest income	10,395	6,682	17,252	25,998	79,911
Total revenues	181,837	193,269	178,398	159,811	191,668
Interest expense	6,163	3,328	12,057	22,269	73,186
Net revenues	175,674	189,941	166,341	137,542	118,482
Expenses (excluding interest)	184,424	170,425	164,000	143,197	116,948
Operating income (loss)	(8,750)	19,516	2,341	(5,655)	1,534
Equity in (loss) income of affiliate	-	-	(5,723)	1,271	(6,202)
Gains on sale of equity holdings	-	-	7,170	-	-
Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principles	(8,750)	19,516	3,788	(4,384)	(4,668)
Income tax expense (benefit)	(6,866)	7,833	902	(2,547)	(1,555)
Income (loss) from continuing operations	(1,884)	11,683	2,886	(1,837)	(3,113)
Income (loss) from discontinued operations, net of taxes	(1,703)	(1,122)	351	(1,155)	602
Gain on sale of discontinued operations, net of taxes	-	-	-	-	22,799
Income (loss) before cumulative effect of change in accounting principles	(3,587)	10,561	3,237	(2,992)	20,288
Cumulative effect of accounting change, net of taxes	-	-	(2,655)	-	-
Net income (loss)	$(3,587)	$10,561	$582	$(2,992)	$20,288

Per common share:
Income (loss) from continuing operations:
Basic	$(0.15)	$1.11	$0.30	$(0.20)	$(0.32)
Dilutive	(0.15)	0.99	0.30	(0.20)	(0.32)
Cash dividend	0.20	0.20	0.20	0.20	0.20
Book value	6.45	7.64	6.62	6.69	7.17
As of December 31:	2004	2003	2002	2001	2000
Financial condition:
Total assets	$410,113	$393,142	$440,172	$1,109,084	$646,125
Short-term bank loans	139,875	138,500	215,100	238,650	127,853
Notes payable	32,228	14,422	8,298	12,028	2,933
Obligations under capitalized leases	3,110	3,183	2,708	2,958	2,591
Temporary capital	3,374	-	-	-	-
Subordinated debt	3,695	3,721	1,760	6,000	6,000
Stockholders’ equity	86,085	83,434	66,641	62,875	66,106

Refer to the “Investments” note of the Consolidated Financial Statements for information related to the change in accounting principle in 2002.

Effective in 2003, investment gains/losses relating to MKTY and PLUG are included in operating revenues.  During 2003, the Company recognized approximately $23.6 million in investment gains of which $18.9 million related to MKTY and PLUG.

Refer to the “Business Combination” note of the Consolidated Financial Statements for information  related to the acquisition of Descap Securities, Inc. in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are included or incorporated by reference in this document statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are usually preceded by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue” or similar words. All statements other than historical information or current facts should be considered forward-looking statements.  Forward-looking statements may contain projections regarding revenues, earnings, operations, and other financial projections, and may include statements of future performance, strategies and objectives.  However, there may be events in the future which the Company is not able to accurately predict or control which may cause actual results to differ, possibly materially, from the expectations set forth in the Company’s forward-looking statements.  All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors.  Such factors include, among others, market risk, credit risk and operating risk.  These and other risks are set forth in greater detail throughout this document.  The Company does not intend or assume any obligation to update any forward-looking information it makes.

Overview

The Company is a full-service investment bank and institutional securities firm.  The Company operates through three primary businesses:  Equities, Fixed Income and Other.

The Company’s Equities segment is comprised of equity sales and trading and equities investment banking services.  Equities sales and trading provides equity trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing equity transactions.  Equities investment banking generates revenues by providing financial advisory, capital raising, mergers and acquisitions, and restructuring services to small and mid-cap companies.

Included in the Fixed Income business are the following segments: Taxable Fixed Income, Descap, Municipal Capital Markets, and Fixed Income-Other.  The Company’s Fixed Income business consists of fixed income sales and trading and fixed income investment banking.  Fixed Income sales and trading provides trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing fixed income transactions in the following products:

•

High Grade (Investment Grade and Government Bonds)

•

High Yield (Below Investment Grade)

•

Mortgage-Backed and Asset-Backed Securities

•

Municipal Bonds (Tax-exempt and Taxable Municipal Securities)

These products can be sold through any of the Company’s Fixed Income segments.  Fixed Income investment banking generates revenues by providing financial advisory and capital raising services to municipalities, government agencies and other public institutions.

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital and asset management businesses, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments, realized gains and losses as a result of sales of equity holdings, and the equity in income and loss of affiliate.  The Company’s venture capital business generates revenue through the management of a private equity fund.  This segment also includes results related to the Company’s investment in these private equity funds.  The Company’s asset management business generates revenue through managing institutional investors’ assets through its convertible arbitrage group.

The Company believes it has an opportunity to become one of the premier investment banking boutiques serving the middle market in what the Company believes is largely an under-served market.  The Company has focused on growing its middle market position by broadening its product line through acquisition and investments in key personnel and shedding non-core businesses.  The Company’s investment in the Equities business over the last three years, the 2004 acquisition of Descap Securities, Inc., a boutique investment bank and broker-dealer specializing in mortgage-backed securities, the investment in a high yield group, and decision to exit the asset management business in Albany, New York and Sarasota, Florida, represent important steps to realizing the Company’s goal to create a premier investment bank serving the middle market.

Business Environment

In 2004 the equities markets experienced an increase in daily trading volumes, with the NYSE daily trading volume up 4.2 percent and the NASDAQ composite daily trading volume up 6.9 percent.  Despite a substantial increase in public offering activity, initial public offering levels remain well below historical levels.

In the fixed income markets, a relatively flat yield curve resulted in a decline in secondary market activity across all products.  In addition, price transparency in the secondary corporate bond market and price and coupon compression in the mortgage-backed market continue to negatively impact spreads.  Municipal underwriting activity was down 6.0 percent in 2004.

RESULTS OF OPERATIONS

	Years ended December 31,
(In thousands of dollars)	2004	2003	2002
Revenues
Commissions	$19,992	$16,946	$15,100
Principal transactions	93,976	107,529	114,417
Investment banking	45,059	34,730	28,471
Investment gains (losses)	10,070	23,597	638
Interest income	10,395	6,682	17,252
Fees and others	2,345	3,785	2,520
Total revenues	181,837	193,269	178,398
Interest expense	6,163	3,328	12,057
Net revenues	175,674	189,941	166,341
Expenses (excluding interest)
Compensation and benefits	131,421	126,547	125,028
Clearing, settlement and brokerage costs	5,687	5,088	4,197
Communications and data processing	14,797	14,147	11,921
Occupancy and depreciation	9,597	9,072	8,537
Selling	7,739	7,261	6,339
Impairment loss	1,375	-	-
Restructuring	1,275	-	-
Other	12,533	8,310	7,978
Total expenses (excluding interest)	184,424	170,425	164,000
Operating income (loss)	(8,750)	19,516	2,341
Equity in (loss) of affiliate	-	-	(5,723)
Gains on sale of equity holdings	-	-	7,170
Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principles	(8,750)	19,516	3,788
Income tax expense (benefit)	(6,866)	7,833	902
Income (loss) from continuing operations	(1,884)	11,683	2,886
Income (loss) from discontinued operations, net of taxes	(1,703)	(1,122)	351
Income (loss) before cumulative effect of change in accounting principles	(3,587)	10,561	3,237
Cumulative effect of accounting change, net of taxes	-	-	(2,655)
Net income (loss)	$(3,587)	$10,561	$582

Net interest income
Interest income	$10,395	$6,682	$17,252
Interest expense	6,163	3,328	12,057
Net interest income	$4,232	$3,354	$5,195

2004 Financial Overview

For the twelve months ended December 31, 2004, consolidated net revenues from continuing operations for the Company were $175.7 million, compared to $189.9 million for 2003.  The Company reported a loss from continuing operations of $1.9 million for 2004 compared to income from continuing operations of $11.7 million for 2003.  Results for the twelve months were negatively impacted by a drop of $13.5 million in investment gains, $4.5 million in unusual items, net of tax, including litigation expenses, restructuring charges, an asset impairment, and costs related to documenting compliance with Section 404 of Sarbanes-Oxley.  Consolidated earnings from continuing operations for the twelve months ended December 31, 2004 were a net loss of $0.15 per diluted share compared to net income of $0.99 per diluted share for 2003.  The Company reported a consolidated net loss of $3.6 million for the twelve months ended December 31, 2004, compared to consolidated net income of $10.6 million for 2003. Consolidated earnings per share for the twelve months ended December 31, 2004, were a net loss of $0.29 per diluted share compared with net income of $0.89 per diluted share for 2003.

Net Revenue

Net revenue fell $14.3 million, or 7.5 percent, in 2004 to $175.7 million.   Strong revenue growth in investment banking and equities sales and trading in addition to a substantial increase in mortgage-backed revenue as a result of the Company’s acquisition of Descap were offset by continued weakness in high grade corporate bond commission revenue and a $13.5 million in decline in investment gains. An increase in equity listed commission revenue resulted in an 18.0 percent increase in commission revenue. The decline in high grade net revenue and softness in municipal bond product revenue helped drive principal transaction revenue down 12.6 percent compared to 2003.  Fees and other revenue declined 38.0 percent on lower incentive fees at FA Asset Management.  Net interest income of $4.2 million represented a 26.2 percent increase compared to 2003.  Net interest income in Fixed Income related to Descap Securities drove the year-over-year increase.

Non-Interest Expense

Non-interest expense increased $14.0 million, or 8.2 percent, to $184.4 million in 2004.

Compensation and benefits expense increased 3.9 percent to $131.4 million, primarily as a result of an increase in restricted stock amortization expense related to the Company’s incentive compensation program.

Clearing, settlement, and brokerage costs of $5.7 million represented an increase of 11.8 percent compared to the prior year.  An increase in electronic communications network (“ECN”) expense in Equities as a result of an increase in NASDAQ trading activity and additional clearing costs in Fixed Income related to Descap drove the variance.

Communications and data processing costs increased $0.7 million or 4.6 percent.  Market data services expense increased $1.5 million while data processing expense declined $0.7 million.  An increase in trading communications costs in Equities and market data costs in Descap accounted for the increase in market data services.  Data processing expense was down across all groups as a result of more favorable pricing from the Company’s back-office vendor.

Occupancy and depreciation expense increased 5.8 percent to $9.6 million.  The increase was primarily the result of additional occupancy expense in Fixed Income related to Descap.

Selling expense was up 6.6 percent, or $0.5 million, in 2004 as a result of an increase in promotional expense and dues and fees.  Costs related to the Company’s annual equity growth conference accounted for the year-over-year increase in promotional expense.

In 2004 the Company realized $1.4 million in impairment expense related to its decision to abandon a software development project.  The expense includes project costs that had been capitalized as well as costs to terminate the project.

The Company incurred $1.3 million in restructuring expense as a result company-wide initiative to reduce headcount in the third and fourth quarter of 2004.

Other expense increased $4.2 million, or 50.8 percent, in 2004.  The increase was driven by $3.7 million in legal expenses and accrued costs related to resolved or pending litigation.  In addition the Company incurred $1.1 million in costs related to documenting compliance with Section 404 of the Sarbanes-Oxley Act.

Income tax expense (benefit) in 2004 represented 78.5 percent of the operating loss versus 40.1 percent of operating income in 2003.  The increase was primarily the result of favorable tax treatment related to the Company’s distribution of its shares in Plug Power to shareholders in May of 2004.  Refer to “Investments” note of the Consolidated Financial Statements for more detail.

2003 Financial Overview

For the twelve months ended December 31, 2003, consolidated net revenues from continuing operations for the Company were $189.9 million, compared to $166.3 million for the same period in 2002, an increase of 14.2 percent.  Income from continuing operations was $11.7 million for the twelve months ended 2003 compared to $2.9 million in 2002. For the twelve months ended December 31, 2003, income per diluted share from continuing operations was $0.99, compared to $0.30 per diluted share in 2002.

Net Revenue

Net revenue of $189.9 million in 2003 represented an increase of $23.6 million, or 14.2 percent, compared to 2002.  The improvement in net revenue was driven by a $23.0 million increase in investment gains related to the Company’s investment portfolio.  Commissions revenue increased 12.2 percent to $16.9 million as a result on an increase in listed commission revenue in Equities.  Principal transaction revenue was down 6.0 percent, or $6.9 million, compared to 2002.  Strength in NASDAQ net revenue was more than offset by a 31.4 percent decline in high grade net revenue.  Fees and other income of $3.8 million represented a 50.2 percent increase compared to 2002.  The increase in fee revenue was the result of the Company’s acquisition of Noddings Investments in December of 2002.  Net interest income in 2003 declined 35.4 percent from 2002.  The decline in net interest income related to the stock loan business, which ceased operations in 2002, a decline in municipal inventory levels and interest expense related to $10.0 million in senior notes the Company issued in June of 2003.

Non-Interest Expense

Non-interest expense of $170.4 million represented an increased of $6.4 million, or 3.9 percent, versus the prior year.

Compensation and benefits expense increased 1.2 percent to $126.5 million in 2003. A $12.0 million decline in Fixed Income compensation was offset by a $10.9 million increase in Equities compensation and an increase in $2.6 million in Other of which $1.3 million was related to the convertible arbitrage group.

Clearing, settlement, and brokerage expense of $5.1 million represented an increase of 21.2 percent versus 2002.  The increase was the result of an increase in floor brokerage costs and ECN execution costs in Equities.

Increases in NASDAQ trading activity and investment in equities sales and trading infrastructure was the primary reason for the $2.2 million, or 18.7 percent, increase in communications and data processing expense.

Occupancy and depreciation expense of $9.1 million was up 6.3 percent compared to 2002. Additional occupancy costs in Equities and the convertible arbitrage group fueled the unfavorable variance.

Selling expense increased 14.5 percent to $7.3 million in 2003.  An increase in travel and entertainment expense in Equities and Fixed Income and the addition of a floor seat on the NYSE accounted for the majority of the increase.

Other expense of $8.3 million increased 4.2 percent versus 2002.  A $1.1 million decline in legal expense in our Fixed Income group was offset by increases in professional fees, corporate insurance and corporate legal expense.

Income tax expense (benefit) as a percentage of pre-tax income was 40.1 percent versus 23.8 percent in 2002.  In 2002, the level of pre-tax income relative to tax exempt net interest income contributed to the decline in income tax as a percentage of pre-tax income compared to 2003.  Refer to “Income taxes” note of the Consolidated Financial Statements for more detail.

Equity in (loss) of affiliate and gains on sale of equity holdings

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

Business Highlights

For presentation purposes, net revenue within each of the businesses is classified as sales and trading, investment banking, investment gains (losses), or net interest / other.  Sales and trading net revenue includes commissions and principal transactions.  Investment banking includes revenue related to underwritings and other investment banking transactions.  Investment gains (losses) reflects gains and losses on the Company’s investment portfolio.  Net interest / other includes interest income, interest expense, fees and other revenue.   Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.  Total Net Revenue in 2002 presented below differs from that presented in the financial statements as a result of the inclusion of the equity in income and loss of affiliate and sale of equity holdings as a component of the Other segment financial information.

Equities

(In thousands of dollars)	2004	2003	2002
Net revenue
Sales and Trading	$49,840	$41,056	$27,348
Investment Banking	25,948	10,799	3,658
Net Interest / Other	251	420	335
Total Net Revenue	$76,039	$52,275	$31,341

Operating Income	$4,234	$(590)	$(6,598)

2004 vs. 2003

Net revenues in Equities rose $23.8 million, or 45.5 percent, to $76.0 million in 2004. In 2004 Equities represented 43.3 percent of consolidated net revenue compared to 27.5 percent in 2003. Operating income of $4.2 million represented a $4.8 million improvement compared to the prior year.  Equity sales and trading revenue continued to show improvement across all product lines with net revenue up 21.4 percent compared to 2003.  Compared to 2003, NASDAQ net revenue increased 21.0 percent to $33.2 million and listed net revenue of $16.7 million represented a 22.2 percent increase relative to the prior year.  Led by healthcare and energy, investment banking continued its impressive growth with net revenue up 140.3 percent versus the prior year.  The group experienced strong revenue growth across all product groups with public offering revenue up more than $7.7 million to $13.7 million and advisory and private placement revenue increasing $6.7 million to $12.4 million.  In terms of volume, Investment banking completed 45 transactions in 2004 compared to 27 in 2003.

2003 vs. 2002

Net revenues were up $20.9 million, or 66.8, percent in 2003 on strength in NASDAQ trading and investment banking.  Sales and trading revenue of $41.1 million represented a 50.1 percent increase compared to 2002.  NASDAQ net revenue increased 90.7 percent to $27.4 million.  Listed net revenue of $13.7 million was up 5.2 percent compared to 2002.  Investment Banking revenue increased $7.1 million to $10.8 million with public offering revenue accounting for $5.4 million of the year-over-year increase.

Fixed Income

(In thousands of dollars)	2004	2003	2002
Net revenue
Sales and Trading	$65,338	$83,909	$103,563
Investment Banking	17,839	23,206	23,807
Net Interest / Other	2,825	2,019	2,682
Total Net Revenue	$86,002	$109,134	$130,052

Operating Income	$13,948	$25,926	$34,044

2004 vs. 2003

Fixed Income net revenue declined 21.2 percent in 2004.  Fixed Income sales and trading revenue was down 22.1 percent compared to the prior year.  High grade net revenue was down 49.3 percent to $19.0 million in 2004.  Municipal net revenue of $20.3 million was down 12.1 percent in 2004.  Mortgage and asset-backed net revenue increased 104.4 percent to $14.1 million.  High yield net revenue of $5.4 million was unchanged compared to 2003.  In the third quarter of 2004 the Company augmented its high yield capabilities with the addition of a high yield team in Greenwich, CT.  As a result high yield net revenue in the fourth quarter of 2004 increased 85.6 percent compared to the third quarter of 2004.  Fixed Income Investment Banking net revenue of $17.8 million represented a 23.1 percent decline versus the prior year. Contributing to the decline was a 20.1 percent, or $1.1 million, decline in public finance advisory fees and a 22.5 percent, or $4.0 million, decline in underwriting related revenue.  Operating income in 2004 was negatively impacted by $1.7 million in legal expenses related to a previously disclosed customer dispute which was resolved in 2004, continued deterioration in high grade product revenue and a decline in fee related revenue in public finance.

2003 vs. 2002

Net revenue fell 16.1 percent, or $20.9 million, to $109.1 million in 2003.  The decline in revenue was driven by a 19.0 percent decline in sales and trading net revenue.  High grade net revenue was $37.5 million, a 31.4 percent decline from the prior year.  High yield and mortgage-backed products both showed strong year-over-year improvement.  Mortgage-backed revenue of $6.9 million was up 31.9 percent compared to 2002 and high yield net revenues increased 28.0 percent to $5.4 million.  After a record year in 2002, fixed income investment banking was down 2.5 percent to $23.2 million due to a 12.5 percent decline in underwriting revenue.  Despite the drop in underwriting revenue, advisory revenue increased 54.1 percent to $5.3 million on strength in healthcare and tobacco-related advisory fees.

Other

(In thousands of dollars)	2004	2003	2002
Net revenue
Investment Gain (Losses)	$10,070	$23,597	$2,085
Net Interest / Other	3,563	4,935	4,310
Total Net Revenue	$13,633	$28,532	$6,395

Operating Income	$(26,932)	$(5,820)	$(23,658)

2004 vs. 2003

Net revenue was down $14.9 million compared to 2003 as a result of a $13.5 million decline in investment gains and losses related to the Company’s investment portfolio.  Net Interest/Other were down due to a $1.1 million decrease in fee revenues at the convertible arbitrage group as a result of lower incentive fees.  For the twelve months ended December 31, 2004, Noddings reported a pre-tax loss of $1.6 million versus a pre-tax loss of $0.5 million in 2003. Also included in the results for 2004 are costs related to an asset impairment charge, restructuring charges related to headcount reductions in corporate support groups, and professional fees for documentation of compliance with Section 404 of Sarbanes-Oxley.

2003 vs. 2002

Net revenue increased $22.1 million to $28.5 million in 2003 due to $23.6 million in investment gains on the Company’s investment portfolio. The convertible arbitrage group, which the Company acquired in December of 2002, contributed $1.5 million in additional fee in 2003.  Net interest income fell 50.1 percent in 2003 to $1.4 million.  A decline in net interest income in the stock loan business, which ceased operations in 2002, and an increase in interest expense related to $10.0 million in senior notes the Company issued in June of 2003 drove the year-over-year decline.

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

Short-term Bank Loans and Notes Payable

Management believes that funds provided by operations and a variety of bank lines of credit totaling $300 million, of which approximately $160 million were unused as of December 31, 2004, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs.  These bank lines of credit consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist and are repayable on demand.  These bank lines of credit are limited to financing securities eligible for collateralization, which includes Company owned securities.

Notes payable also include Senior Notes dated June 13, 2003 for $10 million with a fixed interest rate of 8.5% payable semiannually and maturing on June 30, 2010.  Principal payments of $2 million are due on June 30th of each year, commencing June 30, 2006 through June 30, 2010.  The purchasers of these notes are customers of the Company.  The Senior notes contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth (at December 31, 2004, the Company’s net worth was $86.1 million) and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 at the end of each fiscal quarter based on the most recently concluded period of four consecutive quarters (at the end of the December 31, 2004 quarter, the Company’s adjusted cash flow coverage rate was 28.4 to 1). As of December 31, 2004, the Company was in compliance with these covenants.

The Company’s notes payable also include a $20 million Term Loan to finance the acquisition of Descap Securities, Inc.  Interest rate is 2.4% over the 30-day London InterBank Offered Rate (“LIBOR”) (2.4% at December 31, 2004).  Interest only is payable for first six months, and thereafter monthly payments of principal and interest over the life of loan which matures on May 14, 2011.  The Term Loan agreement contains various covenants, as defined in the agreement.  As of September 30, 2004, the Company was not in compliance with certain covenants contained in the Term Loan.  The Company had forty-five days under the Term Loan Agreement to comply with the covenants or it would be considered in default.  On November 2, 2004, the Company and the bank amended selected covenants in the Term Loan Agreement retroactively to July 1, 2004 and as such the Company was in compliance with the covenant requirements defined in the agreement.  The covenants require the maintenance of not less than $22.5 million of earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments related to Descap, Scheduled Adjustment Expenditures and Scheduled Adjustment Earnings (as defined in the modified term loan agreement and referred to as “EBITDAR”) (for the twelve month period ending December 31, 2004, the Company’s EBITDAR was $23.8 million), operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending December 31, 2004, the operating cash flow to total fixed charge ratio was 1.22 to 1) and modified total funded debt to EBITDAR ratio of less than 1.75 to 1 (for the twelve month period ending December 31, 2004, modified total funded debt to EBITDAR ratio was 1.51 to 1).  As of December 31, 2004, the Company was in compliance with all covenants contained in the Term Loan.

Notes payable include a note for $2.93 million with a fixed interest rate of 7%, payable in quarterly principal payments of $525,000 plus interest, and maturing September 1, 2006.  The note is collateralized by $8.0 million in marketable securities classified as investments in the Statement of Financial Condition, of which only $4.9 million is required as of December 31, 2004.

Regulatory

As of December 31, 2004, First Albany Capital Inc. and Descap Securities, Inc., both registered broker-dealer subsidiaries of First Albany Companies Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of December 31, 2004, First Albany Capital Inc. had net capital of $29.3 million, which exceeded minimum net capital requirements by $28.3 million, while Descap Securities, Inc. had net capital of $6.9 million, which exceeded minimum net capital requirements by $6.8 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of December 31, 2004, the Company had no outstanding underwriting commitments and had purchased or sold no securities on a when-issued basis.

Investments and Commitments

In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP, an investment fund in which Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of December 31, 2004 the value of the Company’s investment in the limited partnership is approximately $568,000 and is classified as securities owned on the Statement of Financial Condition.  The Company has not recognized any adjustment to the carrying value of this investment because at this time it is unable to estimate what the future loss, if any, might be.

As of December 31, 2004, the Company had a commitment through July 2006 to invest up to $10.4 million in FA Technology Ventures, L.P. (the “Partnership”).  The Company intends to fund this commitment, if called, from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of December 31, 2004, the Company had an additional commitment through July 2006 to invest up to $7.9 million in funds that invest in parallel with the Partnership; this parallel commitment may be satisfied by investments from the Company’s Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements. The EIF are managed by FAC Management Corp., a wholly owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment, if called, that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

Other

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities, Inc., a New York-based broker-dealer and investment bank.  The value of the transaction was approximately $31.4 million.  The purchase price consisted of $25 million in cash and 549,476 shares of the Company’s common stock, plus future contingent consideration based on financial performance (see “Business Combination” note in the Notes to Consolidated Financial Statements). The shares of the Company’s stock issued to the sellers of Descap Securities, Inc. provide the sellers the right to require the Company to purchase back these shares at a price of $6.14 per share.  The Company also has the right to purchase back these shares from the sellers at a price of $14.46.  Both the put and call rights expire on May 31, 2007.

Per the acquisition agreement, Descap Securities Inc. can receive future contingent consideration based on the following:  For each of the next three years ending June 1, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.

Based upon Descap’s Pre-Tax Net Income from June 1, 2004 through December 31, 2004, $1.4 million of contingent consideration would be payable to the Sellers.

The Company has deferred tax assets of $19.1 million and deferred tax liabilities of $10.6 million as of December 31, 2004.  The Company has not recorded a valuation allowance for deferred tax assets at December 31, 2004, since the Company has generated taxable income in prior years and it has determined that it is more likely than not that deferred tax assets will be fully realized through future taxable income. The Company will need $46.0 million in aggregate taxable income through December 31, 2024 or beyond depending upon when the benefit of the asset becomes available to realize the benefit of the net deferred tax asset and liabilities.  The Company’s taxable income is the net sum of the Company’s income before tax for financial reporting purposes, permanent tax differences and temporary tax difference (refer to the “Income Tax” note of the Consolidated Financial Statements for typical permanent and temporary differences).  At December 31, 2004, the Company had federal net operating loss carryforwards of $16.1 million, which expire between 2023 and 2024.  The benefit of other deferred tax assets will become available over various future periods (i.e. the benefit relating to restricted stock awards to employees will be available as the employee vests in restricted stock which will be over 1-4 years and the benefit from employees’ deferred compensation will become available over 1 to 10 years based on the year the funds are distributed to the employees). If the Company does not have taxable income in the year the benefit is available, pursuant to federal and state tax regulations, the Company will be able to carryforward these benefits a maximum of 20 years.  The Company does not anticipate that the payment of future taxes will have a significant negative impact on its liquidity and capital resources.

CONTRACTUAL OBLIGATIONS

First Albany Companies Inc. has contractual obligations to make future payments in connection with our short-term debt, long –term debt, capital leases, and operating leases. See Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	2005	2006	2007	2008	2009	Thereafter	Total
Short-term bank loans	$139,875	$-	$-	$-	$-	$-	$139,875
Long term debt (1)	5,433	5,682	4,857	4,857	4,857	7,239	32,925
Capital lease obligations (including interest)	1,257	964	608	257	125	223	3,434
Operating leases (net of sublease rental income)	5,983	5,449	5,522	5,052	2,592	8,677	33,275
Purchase obligations	-	-	-	-	-	-	-
Subordinated debt (2)	-	1,328	1,442	93	115	717	3,695
	$152,548	$13,423	$12,429	$10,259	$7,689	$16,856	$213,204

(1)

The Company has several notes payable which have principal payments associated with each.  See “Short-Term Bank Loans and Notes Payables” note of the Notes to the Consolidated Financial Statements.

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

RESTRUCTURING

During 2004, the Company undertook an internal review of its operations in an effort to reduce costs.  One of the results of this review was the streamlining of certain functions and a reduction in personnel.  The reduction in personnel was initiated during the period ended September 30, 2004 and was completed by December 31, 2004.  The Company incurred restructuring expenses of approximately $1.3 million related to this effort, which were accrued and expensed and substantially paid in 2004.  The natures of these costs are compensation and benefits and the amount expensed through 2004 relates to employees who were terminated by December 31, 2004.  Restructuring costs to date were allocated 85% to the Company’s Other segment, with the remainder allocated among the other business units for segment reporting purposes.

CRITICAL ACCOUNTING POLICIES

The following is a summary of the Company’s critical accounting policies.  For a full description of these and other accounting policies, see “Significant Accounting Policies” note of the Notes to the Consolidated Financial Statements.  The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity.  These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements.  Due to their nature, estimates involve judgment based upon available information.  Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements.  Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value, including cash, securities purchased under agreements to resell, securities owned, investments and securities sold but not yet purchased.  Unrealized gains and losses related to these financial instruments are reflected in net earnings.  Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations.  Where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value.  For example, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner.  However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.  For investments in illiquid and privately held securities that do not have readily determinable fair values, the Company’s estimate of fair value is generally reflected as our original cost basis unless the investee has raised additional debt or equity capital, and we believe that such a transaction, taking into consideration differences in the terms of securities, is a better indicator of fair value; or we believe the fair value is less than our original cost basis.  All of our investments are evaluated quarterly for declines in fair value.  Factors that have an impact on our analysis include subjective assessments about a fair market valuation of the investee, including but not limited to assumptions regarding expected future financial performance of the investee and our assessment of the future prospects of the investee’s business model.  Securities owned and investments include, at December 31, 2004 and 2003, $20.3 million and $12.2 million, respectively, of private equity securities.

Intangible Assets

Intangible assets consist predominantly of customer related assets and goodwill related to the acquisitions of Noddings and Descap.  These intangible assets, totaling $23.9 million, were allocated to the reporting units within the Descap Securities segment and the Other segment in regards to Noddings Investments pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized.

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis.  Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.  When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units.  The Company calculates an estimated fair value based on multiples of revenues, earnings and book value of comparable transactions.  However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units.  As of December 31, 2004, $1.0 million of goodwill has been allocated to the Other segment and $21.6 million of goodwill has been allocated to Descap Securities.  As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired.  However, changes in current circumstances or business conditions could result in an impairment of goodwill.  As required the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for contingent liability related to acquisition of Descap Securities Inc.

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

The Company also makes loans or pays advances to employees for recruiting and retention purposes.  The Company provides for a specific reserve on these receivables if the employee is no longer associated with the Company and it is determined that it is probable the amount will not be collected.  At December 31, 2004, the receivable from employees for recruiting and retention purposes was $0.6 million.

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

Using this model, the grant date fair value of options awarded in 2004 was $4.08 per share.  The assumptions used in determining the fair value of these options included a risk-free interest rate range of 3.2 to 3.8 percent, a dividend yield range of 1.32 to 2.19 percent, a weighted average expected life range of 5.48 to 6.17 years and a volatility of 30 to 33 percent.  Each increase or decrease of one percent in the expected volatility assumption would change the fair value of an option by approximately 2.0 percent.  Additional information related to stock options is presented in the “Benefit Plans” note in the Notes to Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123-Revised, “Share-Based Payment.”  SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and will become effective for the interim reporting periods that begin after June 15, 2005.  SFAS 123R will impact the measurement and reporting of stock-based compensation.  The Company has not yet determined the impact these revisions will have on its results of operations.

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

The Company trades tax exempt and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; bank certificates of deposit; mortgage-backed securities, and corporate obligations.  The Company is also an active market maker in the NASDAQ equity markets.  In connection with these activities, the Company may be required to maintain inventories in order to ensure availability and to facilitate customer transactions.  In connection with some of these activities, the Company attempts to mitigate its exposure to such market risk by entering into hedging transactions, which may include highly liquid futures contracts, options and U.S. Government and federal agency securities.

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date.  The amounts shown are net of long and short positions.

(In thousands of dollars)	2005	2006	2007	2008	2009	Thereafter	Total
Fair value of securities
Corporate bonds	$463	$870	$1,584	$1,150	$2,010	$28,252	$34,329
State and municipal bonds	2,157	1,402	5,743	9,426	3,557	89,068	111,353
US Government and federal agency obligations	389	(3,132)	(7,496)	(3,609)	(4,015)	22,585	4,722
Subtotal	3,009	(860)	(169)	6,967	1,552	139,905	150,404
Equity securities	11,858	-	-	-	-	-	11,858
Investments	44,545	-	-	-	-	-	44,545
Fair value of securities	$59,412	$(860)	$(169)	$6,967	$1,552	$139,905	$206,807

Following is a discussion of the Company's primary market risk exposures as of December 31, 2004, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at December 31, 2004 was $111.2 million and $147.2 million at December 31, 2003 (net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.  At year-end 2004, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $4.5 million and at year-end 2003 it was $4.5 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory, which were recorded at a fair value of $11.9 million in securities owned at December 31, 2004 and $8.3 million in securities owned at December 31, 2003, have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $1.2 million at year-end 2004 and $0.8 million at year-end 2003.  The Company's investment portfolio excluding the consolidation of Employee Investment Fund (see “Investments” note to the Consolidated Financial Statement) at December 31, 2004 and 2003, had a fair market value of $39.4 million and $53.0 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations and amounts to $3.9 million at year-end 2004 and $5.3 million at year-end 2003.  The actual risks and results of such adverse effects may differ substantially.

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

OPERATING RISK

Operating risk is the potential for loss arising from limitations in the Company's financial systems and controls, deficiencies in legal documentation and the execution of legal and fiduciary responsibilities, deficiencies in technology and the risk of loss attributable to operational problems.  These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes.  In order to reduce or mitigate these risks, the Company has established and maintains an internal control environment that incorporates various control mechanisms at different levels throughout the organization and within such departments as Finance, Accounting, Operations, Legal, Compliance and Internal Audit.  These control mechanisms attempt to ensure that operational policies and procedures are being followed and that the Company's various businesses are operating within established corporate policies and limits.

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

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data	Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	28-29

FINANCIAL STATEMENTS:
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	30

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003	31

Consolidated Statements of Changes in Stockholders’ Equity and Temporary Capital for the Years Ended December 31, 2004, 2003, and 2002	32

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	33-34

Notes to Consolidated Financial Statements	35-59

SUPPLEMENTARY DATA:
Selected Quarterly Financial Data (Unaudited)	60-61

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First Albany Companies Inc.

We have completed an integrated audit of First Albany Companies Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Albany Companies Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Managements Report on Internal Control over Financial Reporting, management has excluded Descap Securities Inc. (Descap) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004.  We have also excluded Descap from our audit of internal control over financial reporting.  Descap is a wholly-owned subsidiary whose total assets and net revenues represent 13% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

As discussed in Note 6 to the Consolidated Financial statements, in 2002, the Company changed its method of accounting for its investment in Mechanical Technology Incorporated from the equity method of accounting on a one quarter lag to fair value accounting.

/s/PRICEWATERHOUSECOOPERS LLP

Albany, New York

March 11, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Revenues
Commissions	$19,992	$16,946	$15,100
Principal transactions	93,976	107,529	114,417
Investment banking	45,059	34,730	28,471
Investment gains (losses)	10,070	23,597	638
Interest income	10,395	6,682	17,252
Fees and others	2,345	3,785	2,520
Total revenues	181,837	193,269	178,398
Interest expense	6,163	3,328	12,057
Net revenues	175,674	189,941	166,341
Expenses (excluding interest)
Compensation and benefits	131,421	126,547	125,028
Clearing, settlement and brokerage costs	5,687	5,088	4,197
Communications and data processing	14,797	14,147	11,921
Occupancy and depreciation	9,597	9,072	8,537
Selling	7,739	7,261	6,339
Impairment loss	1,375	-	-
Restructuring	1,275	-	-
Other	12,533	8,310	7,978
Total expenses (excluding interest)	184,424	170,425	164,000
Operating income (loss)	(8,750)	19,516	2,341
Equity in (loss) of affiliate	-	-	(5,723)
Gains on sale of equity holdings	-	-	7,170
Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principles	(8,750)	19,516	3,788
Income tax expense (benefit)	(6,866)	7,833	902
Income (loss) from continuing operations	(1,884)	11,683	2,886
Income (loss) from discontinued operations, net of taxes	(1,703)	(1,122)	351
Income (loss) before cumulative effect of change in accounting principles	(3,587)	10,561	3,237
Cumulative effect of change in accounting principles, net of taxes	-	-	(2,655)
Net income (loss)	$(3,587)	$10,561	$582
Basic earnings per share:
Continuing operations	$(0.15)	$1.11	$0.30
Discontinued operations	(0.14)	(0.11)	0.04
Cumulative effect of change in accounting principles, net of taxes	-	-	(0.28)
Net income (loss) per share	$(0.29)	$1.00	$0.06
Diluted earnings per share:
Continuing operations	$(0.15)	$0.99	$0.30
Discontinued operations	(0.14)	(0.10)	0.04
Cumulative effect of change in accounting principles, net of taxes	-	-	(0.28)
Net income (loss) per share	$(0.29)	$0.89	$0.06

The accompanying notes are an integral part

of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands of dollars)

As of	December 31, 2004	December 31, 2003
Assets
Cash	$1,285	$157
Securities purchased under agreement to resell	35,028	56,261
Receivables from:
Brokers, dealers and clearing agencies	46,229	15,407
Customers, net	3,311	3,867
Others	7,013	7,959
Securities owned	228,737	240,545
Investments	44,545	55,864
Office equipment and leasehold improvements, net	7,008	6,176
Intangible assets	23,920	1,670
Other assets	13,037	5,236
Total Assets	$410,113	$393,142
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$139,875	$138,500
Payables to:
Brokers, dealers and clearing agencies	16,735	19,170
Customers	1,603	5,585
Others	5,931	4,654
Securities sold, but not yet purchased	66,475	58,069
Accounts payable	5,109	3,749
Accrued compensation	37,582	46,693
Accrued expenses	8,311	10,211
Notes payable	32,228	14,422
Deferred tax liability	-	1,751
Obligations under capitalized leases	3,110	3,183
Total Liabilities	316,959	305,987
Commitments and Contingencies
Temporary capital	3,374	-
Subordinated debt	3,695	3,721
Stockholders’ Equity
Preferred stock; $1.00 par value; authorized
500,000 shares; none issued
Common stock; $.01 par value; authorized
50,000,000 shares; issued 15,467,181 and 11,995,247 respectively	155	120
Additional paid-in capital	147,059	109,531
Unearned compensation	(15,061)	(5,229)
Deferred compensation	3,704	2,699
Retained (deficit)	(45,575)	(20,160)
Treasury stock, at cost	(4,197)	(3,527)
Total Stockholders’ Equity	86,085	83,434
Total Liabilities and Stockholders’ Equity	$410,113	$393,142

The accompanying notes are an integral part

of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY CAPITAL

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands of dollars except for number of shares)

								Accumulated
		Additional					Retained	Other
	Temporary	Common Stock		Paid-In	Unearned	Deferred	Earnings	Comprehensive	Treasury Stock
	Capital	Shares	Amount	Capital	Compensation	Compensation	(Deficit)	Income, Net	Shares	Amount
Balance December 31, 2001	$ -	9,908,300	$ 99	$ 90,010	$ (1,050)	$ 915	$ (14,563)	$ (1,052)	(1,295,282)	$(11,484)
Amortization of unearned compensation	-	-	-	-	785	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	-	-	-	2,819	(3,189)	-	(4,085)	-	483,352	4,086
Stock dividends declared	-	1,014,701	10	6,058	-	-	(6,071)	-	(103,721)	-
Cash dividends paid	-	-	-	-	-	-	(1,799)	-	-	-
Non-employee options	-	-	-	39	-	-	-	-	-	-
Options exercised	-	-	-	480	-	-	(1,402)	-	359,132	2,847
Treasury stock purchased	-	-	-	-	-	-	-	-	(139,349)	(952)
Employee stock trust	-	-	-	96	-	833	(401)	-	8,736	382
Employee benefit plans	-	-	-	7	-	-	(645)	-	188,675	1,609
Equity investment in MTI	-	-	-	625	-	-	-	1,052	-	-
Net income	-	-	-	-	-	-	582	-	-	-
Balance December 31, 2002	-	10,923,001	109	100,134	(3,454)	1,748	(28,384)	-	(498,457)	(3,512)
Amortization of unearned compensation	-	-	-	-	2,151	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	-	419,138	4	4,121	(3,926)	-	-	-	7,764	(112)
Cash dividends paid	-	-	-	-	-	-	(2,240)	-	-	-
Options exercised	-	294,712	3	2,820	-	-	-	-	154,460	562
Issuance of warrants	-	-	-	1,006	-	-	-	-	-	-
Options expense recognized	-	-	-	132	-	-	-	-	-	-
Stock issued to treasury	-	200,000	2	-	-	-	-	-	(200,000)	(2)
Treasury stock purchased	-	-	-	-	-	-	-	-	(52,200)	(667)
Employee stock trust	-	3,559	-	276	-	951	(73)	-	10,092	(73)
Employee benefit plans	-	154,837	2	1,042	-	-	(24)	-	36,474	277
Net income	-	-	-	-	-	-	10,561	-	-	-
Balance December 31, 2003	-	11,995,247	120	109,531	(5,229)	2,699	(20,160)	-	(541,867)	(3,527)
Amortization of unearned compensation	-	-	-	-	7,315	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	-	1,380,400	14	18,967	(17,147)	-	-	-	(175,460)	(706)
Cash dividends paid	-	-	-	-	-	-	(2,982)	-	-	-
Options exercised	-	546,797	5	5,245	-	-	-	-	162,095	736
Options expense recognized	-	-	-	466	-	-	-	-	-	-
Employee stock trust	-	99,221	1	956	-	1,005	-	-	(77,669)	(764)
Employee benefit plans	-	-	-	243	-	-	-	-	13,018	64
Private placement	-	896,040	9	9,318	-	-	-	-	-	-
Issuance of shares, Descap acquisition	3,374	549,476	6	2,333	-	-	-	-	-	-
Special dividend – distribution of PLUG	-	-	-	-	-	-	(18,846)	-	-	-
Net loss	-	-	-	-	-	-	(3,587)	-	-	-
Balance December 31, 2004	$3,374	15,467,181	$155	$147,059	$ (15,061)	$ 3,704	$ (45,575)	$ -	(619,883)	$(4,197)

The accompanying notes are an integral part
of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

For the years ended	December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(3,587)	$10,561	$582
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,806	2,823	2,774
Amortization of Warrants	199	104	-
Deferred compensation	1,005	1,080	910
Deferred income taxes	(10,530)	8,698	(3,090)
Gain on sale of equity holdings	-	-	(7,170)
Undistributed earnings of affiliate	-	-	5,723
Cumulative effect of accounting change	-	-	4,500
Unrealized investment (gains)/loss	6,367	(23,607)	(839)
Realized (gains) losses on sale of investments	(16,437)	10	201
(Gain) loss on fixed assets	-	(11)	245
Impairment loss	823	-	-
Services provided in exchange for common stock	10,673	3,131	1,128
Changes in operating assets and liabilities, net of effects from purchase of Descap Securities, Inc.:
Cash and securities segregated for regulatory purposes	-	9,900	(2,300)
Securities purchased under agreement to resell	21,233	(3,587)	(11,455)
Net receivables from others	1,247	357	438
Securities owned, net	57,951	41,987	21,245
Other assets	1,618	(2,109)	4,863
Net receivable from brokers, dealers, and clearing agencies	(65,443)	44,132	4,233
Net receivable from customers	(3,426)	238	7,944
Accounts payable and accrued expenses	(11,450)	(3,202)	10,733
Income taxes payable, net	-	(3,068)	6,328
Net cash provided by (used in) operating activities	(6,951)	87,437	46,993
Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(1,667)	(1,171)	(1,474)
Payment for purchase of Descap Securities, Inc., net of cash acquired	(21,536)
Payment for purchase of Noddings, net of cash acquired	(583)	(42)	(2,023)
Purchases of investments	(7,200)	(3,430)	(3,843)
Proceeds from sale of investments	10,994	68	2,149
Net cash used in investing activities	(19,992)	(4,575)	(5,191)
Cash flows from financing activities:
Proceeds (payments) of short-term bank loans, net	1,375	(76,600)	(33,550)
Proceeds of notes payable	20,000	8,995	-
Proceeds from issuance of warrants	-	1,006	-
Payments of notes payable	(2,393)	(2,980)	(3,730)
Payments of obligations under capitalized leases	(2,050)	(1,765)	(1,658)
Payments for purchases of common stock	-	(667)	(952)
Payments on subordinated debt	(26)	-	(6,000)
Proceeds from issuance of common stock under stock option plans	4,721	3,923	2,220
Proceeds from issuance of private placement	9,327	-	-
Net increase (decrease) in drafts payable	99	(10,357)	2,105
Dividends paid	(2,982)	(2,240)	(1,799)
Net cash provided by (used in) financing activities	$28,071	$(80,685)	$(43,364)

The accompanying notes are an integral part

of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(continued)

For the years ended	December 31,
	2004	2003	2002
(Decrease) increase in cash	$1,128	$65	$(1,506)
Cash at beginning of the period	157	92	1,598
Cash at the end of the period	$1,285	$157	$92

SUPPLEMENTAL CASH FLOW DISCLOSURES Income tax payments	$861	$2,647	$992
Interest payments	$5,975	$3,614	$13,005

NON CASH INVESTING and FINANCING ACTIVITIES

In 2004, 2003 and 2002, the Company entered into capital leases for office and computer equipment totaling approximately $2.0 million, $2.2 million and $1.4 million respectively.

Refer to “Investments” note for non-cash investing activities related to MTI.

Refer to “Business Combination” note for assets and liabilities acquired related to the purchase of Descap Securities, Inc.

Refer to “Benefit Plans” note for non-cash financing activities related to restricted stock.

During the years ended December 31, 2003 and 2002, the Company converted $2.0 million and $1.8 million of accrued compensation to subordinated debt.

The accompanying notes are an integral part
of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 1.       Significant Accounting Policies

Organization and Nature of Business

The consolidated financial statements include the accounts of First Albany Companies Inc., its wholly owned subsidiaries (the "Company"), and Employee Investment Funds (see “Investments” note).  First Albany Capital Inc. (”First Albany Capital") is the Company's principal subsidiary and a registered broker-dealer.  First Albany Capital is registered with the Securities and Exchange Commission ("SEC") and is a member of various exchanges and the National Association of Securities Dealers, Inc.  Descap Securities, Inc. (“Descap”), which was acquired by the Company in 2004, is a broker-dealer registered under the SEC and is a member of the National Association of Securities Dealers, Inc.  The Company's primary business is investment banking and securities brokerage for institutional customers.  The Company also provides investment-banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities.  Another of the Company's subsidiaries is FA Asset Management Inc., which is a SEC registered investment advisor and provides absolute return and enhanced indexing through the use of convertible arbitrage to institutional investors under management agreements.  FA Technology Ventures Corporation (“FATV”) is also a subsidiary of the Company, which manages private equity funds, providing venture financing to emerging growth companies.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Securities Transactions

Commission income from customers’ securities transactions and related compensation expenses are reported on a trade date basis.  Profit and loss arising from securities transactions entered into for the account of the Company are recorded on trade date and are included as revenues from principal transactions.  Unrealized gains and losses resulting from valuing marketable securities owned and sold, but not yet purchased at market value and securities not readily marketable at fair value as determined by management are also included as revenues from principal transactions.  Open equity in futures is recorded at market value daily and the resultant gains and losses are included as revenues from principal transactions.  Unrealized gains and losses resulting from valuing investments at fair value as determined by management are also included as revenues from investment gains (losses).

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

At December 31, 2004, the Company had entered into a number of resale agreements with Mizuho Securities USA and Spear Leeds & Kellogg valued at $35.1 million.  The collateral held by the Company consists of Government Bonds and was in excess of the principal amount loaned to Mizuho Securities USA and Spear Leeds & Kellogg. These resale agreements may be cancelled or renewed on a daily basis by either the Company or the counter party.

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

Intangible Assets

The Company amortizes customer related intangible assets over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company.  Goodwill is not amortized; however, all intangible assets are evaluated annually for impairment.

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

Fair Value of Financial Instruments

The financial instruments of the Company are reported on the statement of financial condition at market or fair value or at carrying amounts that approximate fair values, because of the short maturity of the instruments except notes payable.  The estimated fair value of notes payable at December 31, 2004, approximates its carrying value based on current rates available, excerpt as disclosed in the “Short-Term Bank Loans and Notes Payable” note to the Consolidated Financial Statements.

Office Equipment and Leasehold Improvements

Office equipment and leasehold improvements are stated at cost less accumulated depreciation of $21.4 million at December 31, 2004 and $19.3 million at December 31, 2003.  Depreciation is provided on a straight-line basis over the shorter of the estimated useful life of the asset (2 to 5 years) or the term of the lease.  Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $2.6 million, $2.7 million and $2.8 million, respectively.

Securities Issued for Services

The Company accounts for stock issued for services based upon the fair market value of the Company's stock on the date of stock issuance.  Compensation expense is recorded for the fair market value of the stock issued.  In the event that recipients are required to render future services to obtain full rights in the securities received, the compensation expense is deferred and amortized as a charge to income over the period that such rights vest to the recipient.

For stock options, the Company adopted the recognition provisions of FAS 123 effective January 1, 2003 using the prospective method of transition described in FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under the fair value recognition provisions of FAS 123 and FAS 148, stock-based compensation cost is measured at the grant date based on the Black-Scholes value of the award and is recognized as expense over the vesting period for awards granted after December 31, 2002.

Income Taxes

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between the financial statement basis and tax basis of existing assets and liabilities.

Reclassification

Certain 2003 and 2002 amounts on the Statements of Financial Condition and Statements of Cash Flows have been reclassified to conform with the 2004 presentation.  The reclassifications made for 2003 include, primarily:  $0.7 million in Other assets were reclassified to Securities owned relating to the firm’s investments in two limited partnerships; $1.2 million in Other assets were reclassified to Payables to brokers, dealers and clearing agencies relating to receivables/payables arising from unsettled trades; $2.7 million in Receivables from others were reclassified to Receivables from brokers, dealers and clearing agencies relating to commissions receivable from brokers and dealers; $3.5 million in Other assets were reclassified to Receivables from others relating to receivables for investment banking management and advisory fees; and Intangible assets, previously included in Other assets, are now shown separately.  The reclassifications made for 2002 include, primarily:  $0.7 million in Other assets were reclassified to Securities owned relating to the firm’s investments in two limited partnerships; $1.1 million in Other assets were reclassified to Receivables from brokers, dealers and clearing agencies relating to receivables/payables arising from unsettled trades; $2.5 million in Other assets were classified to Receivables from others relating to receivables for investment banking management and advisory fees; and Intangible assets, previously included in Other assets, are now shown separately.

Earnings per Common Share

Basic earnings per share are computed based upon weighted-average shares outstanding.  Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period.  All per share figures have been restated for all stock dividends declared.  The weighted-average shares outstanding were calculated as follows at December 31:

(In thousands of shares)	2004	2003	2002
Weighted average shares for basic earnings per share	12,528	10,548	9,589
Effect of dilutive common equivalent shares	-	1,309	144
Weighted average shares and dilutive common equivalent shares for dilutive earnings per share	12,528	11,857	9,733

The Company excluded approximately 1,093,230 common equivalent shares in 2004 in its computation of dilutive earnings per share because they were anti-dilutive.  In February 2005, the Company issued approximately 1.2 million shares of restricted stock valued at $9.29 per share to employees, which vest over 3 years.

  NOTE 2.       Cash and Securities Segregated for Regulatory Purposes

At December 31, 2004 and 2003, the Company was not required to segregate any cash or securities in a special reserve bank account for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.

  NOTE 3.       Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following at December 31:

(In thousands of dollars)	2004	2003
Adjustment to record securities owned on a trade date basis, net	$16,009	$-
Securities borrowed	462	6,004
Commissions receivable	3,072	2,858
Securities failed to deliver	22,452	3,311
Receivable from clearing organizations	4,234	3,234
Total receivables	$46,229	$15,407
Adjustment to record securities owned on a trade date basis, net	$-	$15,388
Payable to clearing organizations	14,685	-
Securities failed to receive	2,050	3,782
Total payables	$16,735	$19,170

Proprietary securities transactions are recorded on a trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the Statements of Financial Condition.

  NOTE 4.       Receivables From and Payables To Customers

At December 31, 2004, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional clients.

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this right.  At December 31, 2004, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

  NOTE 5.       Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at December 31:

	2004		2003
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$65,364	$60,642	$11,103	$55,815
State and municipal bonds	115,819	4,501	190,163	96
Corporate obligations	32,273	726	27,837	534
Corporate stocks	10,669	606	9,077	1,620
Options	56	-	153	4
Not Readily Marketable Securities
Investment securities with no publicly quoted market	1,732	-	774	-
Investment securities subject to restrictions	2,824	-	1,438	-
Total	$228,737	$66,475	$240,545	$58,069

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

  NOTE 6.       Investments

The Company’s investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below as of and for the years ended December 31:

(In thousands of dollars)	2004	2003	2002
Carrying Value
Public	$19,970	$41,505	$19,003
Private	19,405	11,511	8,423
Consolidation of Employee Investment Funds, net of Company’s ownership interest, classified as Private Investment	5,170	2,848	2,217
Total carrying value	$44,545	$55,864	$29,643

Investment gains and losses were comprised of the following:

(In thousands of dollars)	2004	2003	2002
Public (realized and unrealized gains and losses)	$8,240	$22,501	$1,226
Private (realized gains and losses)	66	(10)	(201)
Private (unrealized gains and losses)	1,764	1,106	(387)
Investment gains (losses)	$10,070	$23,597	$638

In 2002, the Company exchanged 8 million shares of Mechanical Technology Inc. (“MKTY”) common stock it owned for 2,721,088 shares of Plug Power, Inc. (“PLUG”) common stock owned by MKTY.  The exchange was valued at the price of Plug Power’s stock, which was $5.00 per share and accordingly, the Company recognized a gain on this transaction of $5.9 million.  Other sales of the Company’s investment in MKTY during 2002 resulted in additional gains on sale of equity holdings of approximately $1.3 million.  The Company had previously accounted for its investment in MKTY under the equity method of accounting through December 31, 2002 and as of December 31, 2002 accounts for its investment in MKTY at fair value.  Under the equity method of accounting the Company had consistently reported its proportionate share of MKTY’s financial results on a quarter lag.  As a result of the transaction and the new accounting treatment, the Company reflected the final equity adjustment representing its proportionate share of MKTY’s financial results for the quarter ended December 31, 2002 in the Company’s financial statements for the year ended December 31, 2002 rather than on a quarter lag.  The effect of this change was to record a $2.7 million expense to recognize the cumulative effect of having previously recorded the equity losses of MKTY on a quarter lag.

As of December 31, 2004, the Company owned approximately 2.9 million shares of MKTY shares with a market value of $17.9 million, which may be sold without restriction pursuant to Rule 144(k) of the Securities Act of 1933.

In April 2004, the Company declared a special dividend of one share of Plug Power (PLUG) stock for every seven shares of the Company’s stock, payable May 18, 2004 to shareholders of record as of May 4, 2004.  In May 2004, the Company distributed approximately 2 million shares of PLUG as a special dividend to the Company’s shareholders, which resulted in a reduction of retained earnings of $18.8 million.  The Company also realized an approximate $2.2 million tax benefit due to a difference in the accounting and tax treatment of this distribution.  During 2004, the Company recorded investment gains of $3.2 million related to PLUG shares.  At December 31, 2004, the Company owned 321,088 shares of PLUG with a market value of $2.0 million which may be sold pursuant to Rule 144 of the Securities Act of 1933.

Privately held investments include an investment of $6.4 million in FA Technology Ventures L.P. (the “Partnership”).  At December 31, 2004, $6.4 million is the Company’s maximum exposure to loss in the Partnership.  The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital.  At December 31, 2004 total Partnership capital for all investors in the Partnership equaled $25.1 million.  The Partnership is considered a variable interest entity, but since the Company is not the primary beneficiary, it has not consolidated the Partnership in these financial statements but has only recorded the value of its investment.  FATV” is the investment advisor for the Partnership.  Revenues derived from management of this investment for the calendar year ended December 31, 2004 were $1.5 million in consolidation.

The Company has consolidated its Employee Investment Funds (EIF). The EIF is a limited liability company, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested.  The Company’s carrying value of this EIF is $3.0 million excluding the effects of consolidation.  The Company has loaned $2.4 million to the EIF and is also committed to loan approximately $0.5 million to the EIF.  The effect of consolidation was to increase Investments by $5.2 million, decrease Receivable from Others by $2.4 million and increased the Net Payable to Others by $2.8 million.  The Payable to Others amounts relates to the value of the EIF owned by employees.

  NOTE 7.       Intangible Assets

(In thousands of dollars)	December 31, 2004	December 31, 2003
Intangible assets
Customer related (amortizable):
Descap Securities, Inc. - Acquisition	$641	$-
Institutional convertible bond arbitrage group - Acquisition	1,017	1,017
Accumulated amortization	(280)	(102)
	1,378	915
Goodwill (unamortizable):
Descap Securities, Inc. - Acquisition	21,578	-
Institutional convertible bond arbitrage group - Acquisition	964	755
	22,542	755
Total Intangible Assets	$23,920	$1,670

Intangible assets increased due to the acquisition of Descap Securities, Inc. (see “Business Combination” note).  The carrying amount of goodwill for the institutional convertible bond arbitrage group acquisition increased by $209 thousand for the year ended December 31, 2004, related primarily to additional cash consideration under the purchase agreement based on the amount of assets under management.

Customer related intangible assets are being amortized over 10 to 12 years.  Amortization expense for the years ended December 31, 2004 and 2003 was $178 thousand and $102 thousand, respectively.  Future amortization expense is estimated as follows:

Estimated Amortization Expense (year ended December 31)
2005	$155
2006	155
2007	155
2008	155
2009	155
Thereafter	603
Total	$1,378

  NOTE 8.      Short-Term Bank Loans and Notes Payables

Short-term bank loans are made under a variety of bank lines of credit totaling $300 million of which approximately $140 million is outstanding at December 31, 2004.  These bank lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligation exist and are repayable on demand.  These loans are limited to financing securities eligible for collateralization including Company-owned securities, subject to certain regulatory formulas.  These loans bear interest at variable rates based primarily on the Federal Funds interest rate.  The weighted average interest rates on these loans were 2.42% and 1.34% at December 31, 2004 and 2003 respectively.  At December 31, 2004, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned and receivables from brokers, dealers and clearing agencies, of $148 million.

Notes payable include a note for $2.93 million with a fixed interest rate of 7%, payable in quarterly principal payments of $525,000 plus interest, and maturing September 1, 2006.  The note is collateralized by $8.0 million in marketable securities classified as investments in the Statements of Financial Condition, of which only $4.9 million is required as of December 31, 2004 based on current security prices.

Notes payable also include Senior Notes dated June 13, 2003 for $10 million with a fixed interest rate of 8.5%, payable semiannually and maturing on June 30, 2010. Principal payments of $2 million are due on June 30th of each year, commencing June 30, 2006 through June 30, 2010.  The purchasers of these notes are customers of the Company.  At December 31, 2004, based on current estimated interest rate, the fair value of the Senior Notes approximates $9.2 million.

There were 437,000 warrants issued to the purchasers of the Senior Notes, which are exercisable between $10.08 and $11.54 per share through June 13, 2010.  The value assigned to the warrants was $1 million.  The value of the Senior Notes was discounted by the value of the warrants and is being amortized over the term of the notes.

The Senior Notes contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth  (as of December 31, 2004, the Company’s net worth was $86.1 million) and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 at the end of each fiscal quarter based on the most recently concluded period of four consecutive quarters (at the end of the December 31, 2004 quarter, the Company’s adjusted cash flow coverage rate was 28.4 to 1).

Notes payable also include a $20 million Term Loan to finance the acquisition of Descap Securities, Inc.  Interest rate is 2.4% over the 30-day London InterBank Offered Rate (“LIBOR”) (2.4% at December 31, 2004).  Interest only is payable for first six months, and thereafter monthly payments of principal and interest over the life of loan which matures on May 14, 2011.

As of September 30, 2004, the Company was not in compliance with certain covenants contained in the Term Loan.  The Company had forty-five days under the Term Loan Agreement to comply with the various covenants or it would be considered in default.  On November 2, 2004, the Company and the bank amended selected covenants in the Term Loan Agreement retroactively to July 1, 2004 and as such the Company was not considered to be in default.  The covenants require the maintenance of not less than $22.5 million of earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments related to Descap, Scheduled Adjustment Expenditures and Scheduled Adjustment Earnings (as defined in the modified term loan agreement and referred to as “EBITDAR”) (for the twelve month period ending December 31, 2004, the Company’s EBITDAR was $23.8 million), operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending December 31, 2004, the operating cash flow to total fixed charge ratio was 1.22 to 1) and modified total funded debt to EBITDAR ratio of less than 1.75 to 1 (for the twelve month period ending December 31, 2004, modified total funded debt to EBITDAR ratio was 1.51 to 1).

Principal payments for all notes, which include $697,000 discounted on the senior notes, are due as follows:

(In thousands of dollars)
2005	$5,433
2006	5,682
2007	4,857
2008	4,857
2009	4,857
Thereafter	7,239
Total principal payments	32,925
Less: remaining amortization of value of warrants	697
Total principal payments remaining	$32,228

  NOTE 9.       Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at December 31, 2004:

(In thousands of dollars)
2005	$1,257
2006	964
2007	608
2008	257
2009	125
Thereafter	223
Total minimum lease payments	3,434
Less: amount representing interest	324
Present value of minimum lease payments	$3,110

  NOTE 10.       Payables To Others

Amounts payable to others consisted of the following at December 31:

(In thousands of dollars)	2004	2003
Draft payables	$1,748	$1,649
Others	1,648	2,012
Net Payable to Employees for the Employee Investment Fund (see “Investments” note)	2,535	993
Total	$5,931	$4,654

Drafts payable represent amounts drawn by the Company against a bank and sight overdrafts under a sweep agreement with a bank.

  NOTE 11.       Subordinated Debt

A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The New York Stock Exchange has approved the Company’s subordinated debt agreements related to the Plan.  Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  Principal debt repayment requirement as of December 31, 2004, are as follows:

(In thousands of dollars)

2005	$-
2006	1,328
2007	1,442
2008	93
2009	115
Thereafter	717
Total	$3,695

  NOTE 12.       Commitments and Contingencies

Commitments:  As of December 31, 2004, the Company had a commitment through July 2006 to invest up to $10.4 million in FA Technology Ventures, LP (the “Partnership”). The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of December 31, 2004, the Company had an additional commitment through July 2006 to invest up to $7.9 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.  The EIF are managed by FAC Management Corp., a wholly owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

Leases:  The Company's headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options and escalation clauses, and which expire at various times through 2014.  Future minimum annual lease payments, and sublease rental income, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2005	$7,366	$1,383	$5,983
2006	6,809	1,360	5,449
2007	6,424	902	5,522
2008	5,728	676	5,052
2009	2,592	-	2,592
Thereafter	8,677	-	8,677
Total	$37,596	$4,321	$33,275

Annual rental expense, net of sublease rental income, for the years ended December 31, 2004, 2003 and 2002 approximated $5.6 million, $5.6 million, and $5.4 million, respectively.

Litigation:  In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the” Lawrence Parties") in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court").  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration.  The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.

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

Collateral:

The fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities consisted of the following as of December 31:

(In thousands of dollars)	2004	2003
Securities purchased under agreements to resell	$35,080	$56,374
Securities borrowed	446	5,601
Total	$35,526	$61,975

Letters of Credit:  The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $164,000 at December 31, 2004.

Other:   In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP (“Ardent”), an investment fund in which Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of December 31, 2004 the value of the Company’s investment in Ardent is approximately $568,000 and is classified as securities owned on the Statements of Financial Condition.  The Company has not recognized any adjustment to the carrying value of this investment because at this time it is unable to estimate what the future loss, if any, might be.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis.  As of December 31, 2004, the Company had no outstanding underwriting commitments and had purchased or sold no securities on a when-issued basis.

In connection with a $47.4 million underwriting transaction, the Company sent unauthorized emails to 223 addressees, each of which may have constituted a nonconforming prospectus under the Securities Act of 1933.  A recipient of the unauthorized emails may be entitled to rescission rights if they purchased shares of common stock issued through the underwriting transaction.  The rescission rights would allow any recipient of the communication, for a period of one year from March 30, 2004, the date of such recipient’s purchase of shares of common stock issued through the underwriting, to seek recovery of the consideration paid in connection with the purchase.  The Company has agreed to indemnify the company whose common stock was underwritten for losses, costs and expenses that might be incurred as a result of the unauthorized communications.  In an effort to avoid further Securities Act implications and to minimize the risk related to the indemnification provided as a result of the unauthorized communication, the Company took a number of steps to control the solicitation, allocation and distribution of the shares of common stock issued in the transaction, which included selling only to institutional investors and prohibiting sales to those who were among the 223 original addressees.  As of December 31, 2004, the Company has not accrued any liability related to this agreement.

  NOTE 13.       Temporary Capital

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

  NOTE 14.       Stockholders’ Equity

Dividends:  During 2004, the Company declared and paid four quarterly cash dividends totaling $0.20 per share of common stock.

In February 2005, the Board of Directors declared the regular quarterly cash dividend of $ 0.05 per share payable on March 10, 2005, to shareholders of record on February 24, 2005.

Special Dividend:  In May 2004, the Company distributed approximately 2 million shares of PLUG as a special dividend (see “Investments” note).

Private Placement:  The Company raised $9.3 million, net of issuance costs in equity through a private placement of approximately 896,000 shares of the Company’s stock.

Acquisition – Descap Securities, Inc.:  The shares issued to the sellers of Descap provide the sellers the right to require the Company to purchase back these shares at a price of $6.14 per share.  The Company also has the right to purchase back these shares from the sellers at a price of $14.46.  Both the put and call rights expire on May 31, 2007. The value assigned to the shares of common stock issued ($10.39 per share) approximated the market value of the stock on the date Descap was acquired ($10.30 per share).  The difference in the value assigned and the market value was due to the put and call features attached to the stock.

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

Treasury Stock:  In December 2003, the Board of Directors authorized a stock repurchase program of up to 500,000 shares of its outstanding common stock.  Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time through May 9, 2005.  Shares purchased under the program will be held in treasury and used for general corporate purposes.  At December 31, 2004, the Company had not repurchased any shares pursuant to this program.

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

The income tax provision was allocated as follows for the year ended December 31:

(In thousands of dollars)	2004	2003	2002
Income (loss) from continuing operation	$(6,866)	$7,833	$902
Income (loss) from discontinued operations	(901)	(780)	1,618
Cumulative effect of accounting change	-	-	(1,845)
Stockholders’ equity (additional paid-in capital)	(2,273)	(784)	(75)
Total income tax provision (benefit)	$(10,040)	$6,269	$600

The components of income taxes attributable to income (loss) from continuing operations consisted of the following for the years ended December 31:

(In thousands of dollars)	2004	2003	2002
Federal
Current	$(115)	$(1,875)	$(854)
Deferred (including the benefit of $1.5 million in operating loss carryforwards for 2004)	(5,200)	7,267	1,421
State and local
Current	-	325	(1,087)
Deferred	(1,551)	2,116	1,422
Total income tax expense (benefit)	$(6,866)	$7,833	$902

The expected income tax expense (benefit) using the federal statutory rate differs from income tax expense pertaining to pretax income (loss) from continuing operations as a result of the following for the years ended December 31:

(In thousands of dollars)	2004	2003	2002
Income taxes at federal statutory rate @ 35%	$(3,063)	$6,828	$1,323
Graduated tax rates	88	(196)	(37)
State and local income taxes, net of federal income taxes	(1,139)	1,612	221
Meals and entertainment	319	293	210
Tax-exempt interest income, net	(1,320)	(760)	(976)
PLUG stock distribution (see “Investments” note and below)	(1,830)	-	-
Other	79	56	161
Total income tax expense (benefit)	$(6,866)	$7,833	$902

In 2004, the Company distributed approximately 2 million shares of PLUG as a special dividend to the Company’s shareholders.  The Company realized an approximate $2.2 million tax benefit (federal tax benefit of $1.8 million and state tax benefit of $0.4 million) due to a difference in the accounting and tax treatments of this distribution.

Net deferred tax assets and liabilities are included in other assets on the Statements of Financial Condition.  The temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

(In thousands of dollars)	2004	2003
Securities held for investment	$(10,607)	$(11,440)
Fixed assets	366	827
Deferred compensation	10,083	5,660
Accrued liabilities	1,454	2,111
Net operating loss carryforwards	6,955	1,044
Other	259	47
Net deferred tax assets and liabilities	$8,510	$(1,751)

The Company has not recorded a valuation allowance for deferred tax assets at December 31, 2004 and 2003, since it has determined that it is more likely than not that deferred tax assets will be fully realized through future taxable income.  At December 31, 2004, the Company had federal net operating loss carryforwards of $16.1 million, which expire between 2023 and 2024.  At December 31, 2004, the Company had state operating loss carryforwards for tax purposes approximating $15.9 million, which expire between 2009 and 2024.

Management has estimated and accrued for the potential of federal and state tax audit adjustments.

  NOTE 16.       Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock, which expire at various times through December 31, 2011.  The following is a recap of all plans as of December 31, 2004.

Share awards authorized for issuance	9,506,015

Share awards used:
Stock options granted and outstanding	2,714,352
Restricted stock awards granted and unvested	1,649,101
Stock options exercised	3,067,274
Restricted stock awards vested	720,044
Stock options expired and no longer available	188,529
Total share awards used	8,339,300

Share awards available for future awards	1,166,715

The equity compensation plan information presented in the following table is as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,737,741	$9.28	1,028,261
Equity compensation plans not approved by security holders (2001 Long-Term Incentive Plan)	976,611	$6.36	138,454
Total	2,714,352	$8.23	1,166,715

The 2001 Long-Term Incentive Plan was approved by the Board of Directors on October 18, 2001 and provides for the granting of non-qualified stock options performance units, restricted shares and stock appreciation rights to the employees of the Company and its subsidiaries.

Options:  Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire ten years after grant date.  Option transactions for the three year period ended December 31, 2004, under the plans were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2001	2,302,338	8.83
Options granted	1,898,439	6.42
Options exercised	(366,356)	3.89
Options terminated	(165,339)	8.45
Balance at December 31, 2002	3,669,082	7.53
Options granted	464,500	8.15
Options exercised	(449,172)	6.41
Options terminated	(293,648)	8.89
Balance at December 31, 2003	3,390,762	7.65
Options granted	122,500	13.23
Options exercised	(708,891)	6.49
Options terminated	(90,019)	6.93
Balance at December 31, 2004	2,714,352	$8.23

The following table summarizes information about stock options outstanding under the plans at December 31, 2004:

	~~|~~ Outstanding ~~|~~			| Exercisable ~~|~~
Exercise Price Range	Shares	Average Life (years)	Average Exercise Price	Shares	Average Exercise Price
$4.60 - $6.44	750,741	6.76	$5.71	391,498	$5.72
$6.53 - $9.14	1,541,063	6.44	7.92	756,700	8.48
$9.47 - $13.26	100,326	6.81	11.42	72,994	10.88
$13.35 - $18.70	322,222	6.65	14.55	228,357	14.62
	2,714,352	6.57	$8.23	1,449,549	$8.82

At December 31, 2003, 1,558,420 options with an average exercise price of $8.34 were exercisable; and at December 31, 2002, 1,433,228 options with an average exercise price of $8.56 were exercisable.

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

(In thousands of dollars)	2004	2003	2002
Net income, as reported	$(3,587)	$10,561	$582
Add: Stock-based employee compensation expense included in reported net income, net of tax	318	95	-
Less: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of tax	(1,583)	(1,243)	(1,305)
Pro forma net income	$(4,852)	$9,413	$(723)
Earnings per share
As reported
Basic	$(0.29)	$1.00	$0.06
Diluted	$(0.29)	$0.89	$0.06
Pro forma
Basic	$(0.39)	$0.89	(0.08)
Diluted	$(0.39)	$0.79	$(0.08)

The initial impact of FAS 123 on earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year.

The FAS 123 compensation cost and fair value of options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Dividend yield Expected volatility Risk-free interest rate Expected lives (in years) Weighted average fair value of options granted	1.32% to 2.19% 30% to 33% 3.2% to 3.8% 5.48-6.17 $4.08	1.79% to 3.35% 25% 2.1% to 3.6% 6.01-6.98 $1.28	3.35% 55.5% 2.6% to 4.4% 7.08 $2.66

Restricted Stock:  During 2004, 2003, and 2002, 1,432,172, 500,668 and 496,391 shares of restricted stock were awarded under the plans at a weighted average grant date fair price of $13.21, $8.56 and $6.60 respectively.  The fair market value of the awards will be amortized over the period in which the restrictions are outstanding, which is approximately 3-4 years.  Expense related to restricted stock approximated $7.3 million in 2004, $2.1 million in 2003 and $0.7 million in 2002.  As of December 31, 2004, the Company has recorded in stockholders’ equity, $15.1 million in unearned compensation related to unvested restricted stock issuances.

Other:   The Company also maintains a tax deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan), which permits eligible employees to defer a percentage of their compensation.  Company contributions to eligible participants may be made at the discretion of the Board of Directors.  The Company contributed $0.2 million in each of the three years ended December 31.

The Company has various other incentive programs, which are offered to eligible employees. These programs consist of cash incentives and deferred bonuses.  Amounts awarded vest over periods ranging up to five years.  Costs are amortized over the vesting period and approximated $2 million in 2004, $1 million in 2003, and $2 million in 2002.

At December 31, 2004, there is approximately $7.1 million of accrued compensation related on the Statements of Financial Condition to deferred compensation plans provided by the Company which will be paid out between 2005 and 2015.

  NOTE 17.       Net Capital Requirements

First Albany Capital is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  First Albany Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of December 31, 2004, First Albany Capital had aggregate net capital, as defined, of $29.3 million, which equaled 574.63% of aggregate debit balances and $28.3 million in excess of required minimum net capital.

Descap is subject to the Securities and Exchange Commission Uniform Net Capital Rule, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined by the rule, shall not exceed 15:1.  The rule also provides that capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10:1.  As of December 31, 2004, Descap had net capital of $6.9 million, which was $6.8 million in excess of its required net capital.  Descap’s ratio of Aggregate Indebtedness to Net Capital was 0.22 to 1.

  NOTE 18.       Trading Activities

As part of its trading activities, the Company provides brokerage and underwriting services to institutional clients.  While trading activities are primarily generated by client order flow, the Company also takes selective proprietary positions based on expectations of future market movements and conditions and to facilitate institutional client transactions.  Interest revenue and expense are integral components of trading activities.  In assessing the profitability of trading activities, the Company views net interest and principal transactions revenues in the aggregate.  Certain trading activities expose the Company to market and credit risks.

Market Risk:  Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates, equity prices, or other risks.  The level of market risk is influenced by the volatility and the liquidity in the markets in which financial instruments are traded.

As of December 31, 2004, the Company had approximately $11.5 million of securities owned which were considered non-investment grade. Non-investment grade securities are defined as debt and preferred equity securities rated as BB+ or lower or equivalent ratings by recognized credit rating agencies. These securities have different risks than investment grade rated investments because the companies are typically more highly leveraged and therefore more sensitive to adverse economic conditions and the securities may be more thinly traded or not traded at all.

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

The Company also has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at December 31, 2004 at market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 2004.

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

(In thousands of dollars)	2004	2003	2002
Trading profits-state and municipal bond	$11,079	$15,034	$16,040
Index futures hedging	(2,646)	(2,510)	(3,135)
Net revenues	$8,433	$12,524	$12,905

The contractual or notional amounts related to the index futures contracts were as follows at December 31:

(In thousands of dollars)	2004	2003
Average notional or contract market value	$(37,974)	$(31,584)
Year end notional or contract market value	$(39,161)	$(27,051)

The contractual or notional amounts related to these financial instruments reflect the volume and activity and do not reflect the amounts at risk.  The amounts at risk are generally limited to the unrealized market valuation gains on the instruments and will vary based on changes in market value.  Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements.  Open equity in the futures contracts in the amount of $485,000 and $678,000 at December 31, 2004 and 2003, respectively, are recorded as receivables from brokers, dealers and clearing agencies.  The settlements of the aforementioned transactions are not expected to have a material adverse effect on the financial condition of the Company.

  NOTE 20.       Segment Analysis

The Company is organized around products and operates through the following segments: Equities, Fixed Income, which is comprised of Taxable Fixed Income, Descap Securities, Municipal Capital Markets and Fixed Income – Other.  The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

The Company’s Equities business is comprised of and equity sales and trading and equities investment banking services.  Equities sales and trading provides equity trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing equity transactions. Equities investment banking generates revenues by providing financial advisory, capital raising, mergers and acquisitions, and restructuring services to small and mid-cap companies.

Included in the Company’s Fixed Income business are the following segments: Taxable Fixed Income, Descap Securities, Municipal Capital Markets and Fixed income-Other and .  The Fixed Income business consists of fixed income sales and trading and fixed income investment banking.  Fixed Income sales and trading provides trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing fixed income transactions in the following products:

•

High Grade (Investment Grade and Government Bonds)

•

High Yield (Below Investment Grade)

•

Mortgage-Backed and Asset-Backed Securities

•

Municipal Bonds (Tax-exempt and Taxable Municipal Securities)

These products can be sold through any of the Company’s Fixed Income segments.  Fixed Income investment banking generates revenues by providing financial advisory and capital raising services to municipalities, government agencies and other public institutions.

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital and asset management businesses, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments, realized gains and losses as a result of sales of equity holdings, and the equity in income and loss of affiliate.  The Company’s asset management business generates revenue though managing institutional investors’ assets through its convertible arbitrage group.  This segment also includes results related to the Company’s investment in these funds.  The Company’s venture capital business generates revenue through the management of a private equity fund.

Intersegment revenue has been eliminated for purposes of presenting net revenue so that all net revenue presented is from external sources.  Interest revenue is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the segment.  Depreciation and amortization is allocated to each segment.  Total Net Revenue in 2002 presented below differs from that presented in the financial statements as a result of the inclusion of the equity in income and loss of affiliate and sale of equity holdings as a component of the segment financial information.

Information concerning operations in these segments is as follows for the years ended December 31:

(In thousands of dollars)	2004	2003	2002
Net revenue (including net interest income)
Equities	$76,039	$52,275	$31,341
Fixed Income
Taxable Fixed Income	28,344	50,791	65,453
Municipal Capital Markets	33,967	41,173	45,134
Fixed Income-Other	11,643	17,170	19,465
Descap Securities	12,048	-	-
Total Fixed Income	86,002	109,134	130,052
Other	13,633	28,532	6,395
Total Net Revenue	$175,674	$189,941	$167,788
Net interest income (included in total net revenue)
Equities	$32	$34	$16
Fixed Income
Taxable Fixed Income	258	489	649
Municipal Capital Markets	1,239	1,159	1,061
Fixed Income-Other	167	277	673
Descap Securities	1,068	-	-
Total Fixed Income	2,732	1,925	2,383
Other	1,468	1,395	2,796
Total Net Interest Income	$4,232	$3,354	$5,195
Pre-tax Contribution (Income/(loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle)
Equities	$4,234	$(590)	$(6,598)
Fixed Income
Taxable Fixed Income	3,160	9,773	14,435
Municipal Capital Markets	3,365	7,898	9,644
Fixed Income-Other	5,196	8,255	9,965
Descap Securities	2,227	-	-
Total Fixed Income	13,948	25,926	34,044
Other	(26,932)	(5,820)	(23,658)
Total Pre-tax Contribution	$(8,750)	$19,516	$3,788
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Equities	$1,046	$1,098	$1,028
Fixed Income
Taxable Fixed Income	264	283	288
Municipal Capital Markets	364	387	404
Fixed Income-Other	34	45	59
Descap Securities	96	-	-
Total Fixed Income	758	715	751
Other	1,201	1,114	995
Total	$3,005	$2,927	$2,774

For presentation purposes, net revenue within each of the businesses is classified as sales and trading, investment banking, investment gains (losses), or net interest / other.  Sales and trading net revenue includes commissions and principal transactions.  Investment banking includes revenue related to underwritings and other investment banking transactions.  Investment gains (losses) reflects gains and losses on the Company’s investment portfolio.  Net interest / other includes interest income, interest expense, fees and other revenue.   Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

The following table reflects revenues for the Company’s major products and services:

(In thousands of dollars)	2004	2003	2002
Capital Markets (Fixed Income & Equities)

Net revenue

Institutional Sales & Trading
Equities	$49,840	$41,056	$27,348
Fixed Income	65,338	83,909	103,563
Total Institutional Sales & Trading	115,178	124,965	130,911
Investment Banking
Equities	25,948	10,799	3,658
Fixed Income	17,839	23,206	23,807
Total Investment Banking	43,787	34,005	27,465

Net Interest Income	2,764	1,959	2,399
Fees and Other	312	480	618
Total Net Revenues	$162,041	$161,409	$161,393

The Company’s segments financial policies are the same as those described in the “Summary of Significant Accounting Policies” note.  Asset information by segment is not reported since the Company does not produce such information.  All assets are located in the United States of America.  Prior periods’ financial information has been reclassified to conform to the current presentation.

  NOTE 21.       New Accounting Standards

In December 2004, the FASB issued SFAS No. 123-Revised, “Share-Based Payment.”  SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and will become effective for the interim reporting periods that begin after June 15, 2005.  SFAS 123R will impact the measurement and reporting of stock-based compensation.  The Company has not yet determined the impact these revisions will have on its results of operations.

  NOTE 22.       Business Combination

Descap

On May 14, 2004, the Company acquired all of the outstanding common shares of Descap Securities, Inc. (“Descap”), a New York-based broker-dealer and investment bank.  Descap specializes in the primary issuance and secondary trading of mortgage-backed securities, asset-backed securities, collateralized mortgage obligations and derivatives, and commercial mortgage-backed securities.  Its investment banking group provides advisory and capital raising services, and specializes in structured finance and asset-backed securities and should serve to enhance the Company’s product offering.  Descap will continue to operate under its current name.

The value of the transaction was approximately $31.4 million, which approximated Descap’s revenue for its previous fiscal year.  The purchase price consisted of $25 million in cash and 549,476 shares of the Company’s common stock, plus future contingent consideration based on financial performance.  Approximately $9.2 million of the purchase price was to acquire the net assets of the business, which consisted of assets of $66.1 million and liabilities of $56.9 million.  The value of the transaction in excess of net assets ($22.2 million) was allocated $0.6 million to identified customers based upon estimated future cash flows and $21.6 to goodwill (see “Intangible Assets” note). These shares issued to the sellers of Descap provide the sellers the right to require the Company to purchase back these shares at a price of $6.14 per share.  The Company also has the right to purchase back these shares from the sellers at a price of $14.46.  Both the put and call rights expires on May 31, 2007. The value assigned to the shares of common stock issued ($10.39 per share) approximated the market value of the stock on the date Descap was acquired ($10.30 per share).  The difference in the value assigned and the market value was due to the put and call features attached to the stock.  The Company also issued 270,843 shares of restricted stock to employees of Descap, which vests over a three-year period.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands of dollars)
Cash and cash equivalents	$3,868
Marketable securities at market value	60,336
Other assets	1,909
Total assets acquired	66,113
Marketable securities sold short	(22,599)
Short term borrowings	(32,411)
Other liabilities	(1,936)
Total liabilities assumed	(56,946)
Net assets acquired	$9,167

Per the acquisition agreement, the sellers of Descap can receive future contingent consideration based on the following:  For each of the next three years ending June 1, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.

Based upon Descap’s Pre-Tax Net Income from June 1, 2004 through December 31, 2004, $1.4 million of contingent consideration would be payable to the Sellers.  The contingent consideration will not be accrued in the Company’s financial statement until the contingency is resolved and the consideration is distributable.

The Company’s results of operations include those of Descap since the date acquired.  The following table presents pro forma information as if the acquisition of Descap had occurred on January 1, 2004 and 2003:

	Years ended December 31,
(In thousands of dollars except for per share amounts and shares outstanding)	2004	2003
Net revenues (including interest)	$182,138	$218,770
Total expenses (excluding interest)	190,351	187,827
(Loss) income from continuing operations	(8,213)	30,943
Income tax (benefit) expense	(6,646)	12,518
(Loss) income from continuing operations	(1,567)	18,425
(Loss) from discontinued operations, net of taxes	(1,703)	(1,122)
Net (loss) income	$(3,270)	$17,303
Per share data:
Basic earnings:
Continued operations	$(0.12)	$1.66
Discontinued operations	(0.14)	(0.11)
Net income	$(0.26)	$1.55
Diluted earnings:
Continued operations	$(0.12)	$1.48
Discontinued operations	(0.14)	(0.10)
Net income	$(0.26)	$1.38

Convertible Bond Arbitrage Group – Noddings

During the year ended December 31, 2002, the Company acquired for approximately $2.0 million the assets and liabilities related to a convertible bond arbitrage group, which operated under the “Noddings” trade name and was owned by Conning Asset Management Company. Approximately $0.9 million of the purchase price was to acquire the net assets of the business, the remaining $1.1 million was allocated to intangible assets.  During 2004 and 2003, the Company paid additional costs and contingent consideration based on the amount of assets under management totaling $0.6 million.  In January 2005, a final $0.1 million of additional contingent consideration was paid based on the amount of assets under management.

  NOTE 23.       Discontinued Operations

In 2004, the Company committed to a plan to dispose of its asset management business  other than its institutional convertible bond arbitrage advisory group.  Accordingly, the Company will account for the disposition of the asset management business as discontinued operations. The Company has allocated interest expense to discontinued operations based on debt identified as being specifically attributed to those operations.  The results of discontinued operations include interest expense of $190,138, $41,559, and $11,128 in the years ended December 31, 2004, 2003 and 2002, respectively. On February 5, 2005 the Company sold the asset management operations to Johnson Illington Advisors LLC, and recognized the results of the sale.

Additionally, in 2000 the Company sold its Private Client Group and continues to report the receipt and settlement of pending obligations as discontinued operations.

Amounts reflected in the Consolidated Statements of Operations are presented in the following table:

	Twelve Months Ended
	December 31,
(In thousands of dollars)	2004	2003	2002
Net revenues
Asset Management Business	$2,065	$2,180	$2,651
Private Client Group	458	298	4,333
Total net revenues	2,523	2,478	6,984
Expenses
Asset Management Business	5,205	4,380	3,465
Private Client Group	(78)	-	1,550
Total expenses	5,127	4,380	5,015
(Loss) before income taxes	(2,604)	(1,902)	1,969
Income tax (benefit)	(901)	(780)	1,618
(Loss) from discontinued operations, net of taxes	$(1,703)	$(1,122)	$351

  NOTE 24.       Impairment

During 2004, the Company abandoned a software development project and recognized as an impairment expense the costs related to the project that had been capitalized as well as the costs incurred to terminate the project.  Impairment expense was allocated to the Company’s Other segment.

  NOTE 25.       Restructuring

During 2004, the Company undertook an internal review of its operations in an effort to reduce costs.  One of the results of this review was the streamlining of certain functions and a reduction in personnel.  The reduction in personnel was initiated during the period ended September 30, 2004 and was completed by December 31, 2004.  The Company incurred restructuring expenses of approximately $1.3 million related to this effort, which were accrued and expensed and substantially paid in 2004.  The natures of these costs are compensation and benefits and the amount expensed through 2004 relates to employees who were terminated by December 31, 2004.  Restructuring costs to date were allocated 85% to the Company’s Other segment, with the remainder allocated among the other business units for segment reporting purposes.

SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

(In thousands of dollars, except per share data)

	Quarters Ended
2004	Mar. 31	June 30	Sept. 30	Dec. 31
Total revenues	$43,010	$41,786	$38,692	$58,349
Interest expense	981	1,330	1,809	2,043
Net revenues	42,029	40,456	36,883	56,306
Total expenses (excluding interest)	44,789	39,913	47,334	52,388
Income (loss) before income taxes	(2,760)	543	(10,451)	3,918
Income tax expense (benefit)	(1,516)	(2,214)	(4,458)	1,322
Income (loss) from continuing operations	(1,244)	2,757	(5,993)	2,596
Income (loss) from discontinued operations, net of taxes	(684)	(86)	(378)	(555)
Net income (loss)	$(1,928)	$2,671	$(6,371)	$2,041
Net income (loss) per common and common equivalent share
Basic
Continuing operations	$(0.11)	$0.22	$(0.45)	$0.19
Discontinued operations	(0.07)	(0.01)	(0.03)	(0.04)
Net income (loss)	$(0.18)	$0.21	$(0.48)	$0.15
Dilutive
Continuing operations	$(0.11)	$0.20	$(0.45)	$0.19
Discontinued operations	(0.07)	(0.01)	(0.03)	(0.04)
Net income (loss)	$(0.18)	$0.19	$(0.48)	$0.15

All per share figures have been restated for common stock dividends paid.  The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

(In thousands of dollars, except per share data)

	Quarters Ended
2003	Mar. 31	June 30	Sept. 30	Dec. 31
Total revenues	$45,848	$46,965	$44,868	$55,588
Interest expense	754	719	956	899
Net revenues	45,094	46,246	43,912	54,689
Total expenses (excluding interest)	41,302	41,971	38,579	48,573
Income (loss) before income taxes	3,792	4,275	5,333	6,116
Income tax expense (benefit)	1,411	1,670	2,219	2,533
Income (loss) from continuing operations	2,381	2,605	3,114	3,583
Income (loss) from discontinued operations, net of taxes	(178)	(79)	(315)	(550)
Net income (loss)	$2,203	$2,526	$2,799	$3,033
Net income (loss) per common and common equivalent share
Basic
Continuing operations	$0.23	$0.25	$0.29	$0.33
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.05)
Net income (loss)	$0.22	$0.24	$0.26	$0.28
Dilutive
Continuing operations	$0.23	$0.23	$0.25	$0.28
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.05)
Net income (loss)	$0.21	$0.22	$0.22	$0.23

All per share figures have been restated for common stock dividends paid.  The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Prior quarter figures have been restated to reflect recognition provisions of FAS 123, “Accounting for Stock-Based Compensation.”  Refer to “Benefit Plans” note of the Consolidated Financial Statements for more information related to accounting for stock-based compensation.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.  Controls and Procedures

As of the end of the period covered by this Form 10K, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of First Albany Companies Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation we have concluded that First Albany Companies Inc.’s internal control over financial reporting was effective as of December 31, 2004.

We have excluded Descap Securities Inc. (Descap) from our assessment of internal controls over financial reporting as of December 31, 2004, because it was acquired in a purchase business combination during 2004. Descap is a consolidated subsidiary of First Albany Companies Inc. whose total assets and net revenues comprised 13% and 7% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited First Albany Companies Inc.’s consolidated financial statements included herein, has audited management’s assessment of the effectiveness of First Albany Companies Inc.’s internal control over financial reporting as of December 31, 2004, as stated in their report which is included herein.

Item 9b.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item will be contained under the caption "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 28, 2005.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be contained under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 28, 2005.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" and “Equity Compensation Plan Information”  in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 28, 2005.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about April 28, 2005.  Such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information with respect to fees and services related to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approved policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of First Albany Companies Inc. to be held on or about April 28, 2005, and are incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Statements of Operations for the Years
Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Financial Condition
as of December 31, 2004 and 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity
and Temporary Capital for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a) (2) The following financial statement schedule for the periods 2004, 2003 and 2002 are submitted herewith:

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits included herein:

Exhibit Number	Description
3.1	Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No. 3.1 to Registration Statement No. 33-1353).

3.1a	Amendment to Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No. (3) (i) to Form 10-Q for the quarter ended June 26, 1998)

3.1b	Amendment to Certificate of Incorporation of First Albany Companies Inc. (Filed as Appendix B to Proxy Statement on Schedule 14A dated May 2, 2000)

3.2	By laws of First Albany Companies Inc., as amended (filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002).

4.	Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353).

Exhibit Number	Description
10.1

First Albany Corporation Employees' Retirement and Savings Plan (formerly the Deferred Profit Sharing Plan of First Albany Corporation) amended and effective January 1, 2000 (filed as Exhibit 10.6b to Form 10K for the year ended December 31, 2000).

10.1a	First Albany Capital Employees’ Retirement and Savings Plan (filed as Registration No. 333-114983 to Form S-8) dated April 29, 2004

10.2	First Albany Companies Inc. 1989 Stock Incentive Plan, as amended effective May 20, 1999 (filed as Registration Statement 333-78877 to Form S-8 dated May 20, 1999).

10.5	Master Equipment Lease Agreement dated September 25, 1996, between First Albany Companies Inc. and KeyCorp Leasing Ltd. (filed as Exhibit 10.21 to Form 10K for calendar year ended December 31, 1996).

10.7	First Albany Companies Inc. 1999 Long Term Incentive Plan, as amended by (filed as Registration No. 333-97465 to Form S-8) dated July 31, 2002.

10.7a	First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Registration No. 333-105771 to Form S-8) dated June 2, 2003.

10.7b	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended (filed as Registration No. 333-115169 to Form S-8) dated May 5, 2004

10.8

Agreements to Sell First Albany Corporation's Retail Branch Network and Correspondent Clearing Business dated May 8, 2000 between First Albany Companies Inc., First Albany Corporation and First Union Securities, Inc. (filed as Exhibit 10.26 to form 10Q for quarter ended March 31, 2000).

10.9	First Albany Companies Inc. 2000 Employee Stock Purchase Plan (filed as Registration No. 333-60244 (Form S-8) dated May 4, 2001).

10.9a	First Albany Companies Inc. 2000 Employee Stock Purchase Plan, as amended (filed as Registration No. 333-60244 to Form S-8 POS) dated May 5, 2004.

10.10	First Albany Companies Inc. 2001 Long Term Incentive Plan (filed as Registration No. 333-97467 to form S-8) dated July 31, 2002.

10.11

Exchange agreement, dated December 20, 2002 (the “Agreement”), by and between First Albany Companies Inc., a New York corporation (“FAC”), and Mechanical Technology Incorporated, a New York corporation (“MTI”) (filed as Exhibit 10.16 to Form 10-K for year ended December 31, 2002).

10.12	First Albany Companies Inc. 2003 Non-Employee Directors Stock Plan (filed as Registration No. 333-105772 to Form S-8) dated June 2, 2003.

10.13	Employment Agreement dated February 18, 2003 (filed as Exhibit 10.18 to Form 10-Q for the quarter ended March 31, 2003).

10.14	Employment Agreement dated March 20, 2003 (filed as Exhibit 10.18 to Form 10-Q for the quarter ended March 31, 2003).

Exhibit Number	Description
10.15	First Albany Companies Inc. 8.5% Senior Notes, due 2010 Note Purchase Agreement, dated June 13, 2003 (filed as Exhibit 10.15 to Form 10-K for year ended December 31, 2003).

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

10.19	Employment Agreement with an executive officer of the Company, dated May 14, 2004 (filed as Exhibit 10.19 to Form 10-Q for quarter ended June 30, 2004)

10.20	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (cliff vesting) (filed as Exhibit 10.20 to Form 10-Q for quarter ended September 30, 2004)

10.21

Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (three-year vesting) (filed as Exhibit 10.21 to Form 10-Q for quarter ended September 30, 2004)

10.22	First Amendment to Loan Agreement dated May 14, 2004 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.22 to Form 10-Q for quarter ended September 30, 2004)

10.23

Second Amendment to Loan Agreement dated November 2, 2004 between First Albany Companies Inc. and Key Bank National Association  (filed as Exhibit 10.23 to Form 10-Q for quarter ended September 30, 2004

10.24	Consulting Agreement with an executive officer of the Company (filed as an exhibit herewith) dated February 1, 2005

10.25	677 Broadway Sublease Agreement between Columbia 677 L.L.C. and First Albany Companies Inc. (filed as an exhibit herewith) dated August 14, 2003

10.25a	677 Broadway Sublease Agreement, as amended, between Columbia 677 L.L.C. and First Albany Companies Inc. (filed as an exhibit herewith) dated October 11, 2004

21	List of Subsidiaries of First Albany Companies Inc.

23	Consent of PricewaterhouseCoopers LLP

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, furnished herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, furnished herewith

32	Section 1350 Certifications, furnished herewith

(b)	Reports on Form 8-K:
The following reports on Form 8-K were filed during the quarter ended December 31, 2004:
1. Form 8-K filed November 3, 2004, announcing First Albany Companies Inc.’s financial results for the quarter ended September 30, 2004.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

PERIODS ENDED DECEMBER 31, 2004, DECEMBER 31, 2003

AND DECEMBER 31, 2002

COL. A	COL. B	COL. C	COL. D	COL. E

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Allowance for doubtful accounts – deducted from receivables from customers
Calendar Year 2004	$36,000	$-	$36,000	$-
Calendar Year 2003	$86,000	$35,000	$85,000	$36,000
Calendar Year 2002	$227,000	$-	$141,000	$86,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ALBANY COMPANIES INC.	By:
Alan Goldberg
President and Chief Executive Officer
Date: March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	TITLE	DATE

/s/George C. McNamee	Chairman	3/10/2005
GEORGE C. MCNAMEE

/s/Alan Goldberg	President and Chief Executive Officer	3/10/2005
ALAN P. GOLDBERG
Chief Financial Officer
/s/Steven R. Jenkins	(Principal Accounting Officer	3/14/2005
STEVEN R. JENKINS	and Principal Financial Officer)

/s/Hugh A. Johnson, Jr.	Director	3/10/2005
HUGH A. JOHNSON, JR.

/s/Carl P. Carlucci, PhD	Director	3/11/2005
CARL P. CARLUCCI, PhD

/s/Walter M. Fiederowicz	Director	3/10/2005
WALTER M. FIEDEROWICZ

/s/Nicholas A. Gravante, Jr.	Director	3/10/2005
NICHOLAS A. GRAVANTE, JR

/s/Dale Kutnick	Director	3/15/2005
DALE KUTNICK

/s/Arthur T. Murphy, Jr.	Director	3/14/2005
ARTHUR T. MURPHY, JR

Director
SHANNON P. O’BRIEN

/s/Arthur J. Roth	Director	3/10/2005
ARTHUR J. ROTH