Form 10-Q
period 2005-03-31
FIRST ALBANY COMPANIES INC
filed 2005-05-10
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

- or -

[    ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period fromU                                    to

Commission file number 0-14140

UFIRST ALBANY COMPANIES INC.

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

677 Broadway, Albany, NY                                                                                            12207

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

Yes  X   U        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,213,496 shares of Common Stock were outstanding as of the close of business on April 29, 2005

#

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition at March 31, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and March 31, 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and March 31, 2004 (unaudited)	5

Notes to Condensed Consolidated Financial Statements		6-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-29

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30-31

Item 4.	Controls and Procedures	32

Part II	Other Information

Item 1.	Legal Proceedings	33

Item 6.	Exhibits and Reports on Form 8-K	34

#

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

Item 1.  Financial Statements

(In thousands of dollars)
As of	March 31, 2005	December 31, 2004
Assets
Cash	$1,106	$1,285
Cash and securities segregated for regulatory purposes	7,300	-
Securities purchased under agreement to resell	27,380	35,028
Receivables from:
Brokers, dealers and clearing agencies	25,265	46,229
Customers, net	13,824	3,311
Others	4,994	7,013
Securities owned	253,775	228,737
Investments	37,567	44,545
Office equipment and leasehold improvements, net	6,684	7,008
Intangible assets	23,922	23,920
Deferred tax asset, net	13,245	8,511
Other assets	5,457	4,526
Total assets	$420,519	$410,113
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$153,950	$139,875
Payables to:
Brokers, dealers and clearing agencies	25,962	16,735
Customers	2,161	1,603
Others	18,456	5,931
Securities sold, but not yet purchased	76,383	66,475
Accounts payable	3,249	5,109
Accrued compensation	8,948	37,582
Accrued expenses	8,127	8,311
Notes payable	29,366	32,228
Obligations under capitalized leases	4,519	3,110
Total liabilities	331,121	316,959
Commitments and Contingencies
Temporary capital	3,374	3,374
Subordinated debt	5,307	3,695
Stockholders’ Equity
Common stock	168	155
Additional paid-in capital	158,556	147,059
Unearned compensation	(24,209)	(15,061)
Deferred compensation	3,795	3,704
Retained deficit	(53,304)	(45,575)
Treasury stock, at cost	(4,289)	(4,197)
Total stockholders’ equity	80,717	86,085
Total liabilities and stockholders’ equity	$420,519	$410,113

See notes to condensed consolidated financial statements

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
(In thousands of dollars except for per share amounts and shares outstanding)	2005	2004
Revenues:
Commissions	$4,587	$5,798
Principal transactions	17,625	24,948
Investment banking	8,462	10,642
Investment gains (losses)	(3,798)	(277)
Interest income	3,385	1,736
Fees and other	736	561
Total revenues	30,997	43,408
Interest expense	2,385	982
Net revenues	28,612	42,426
Expenses (excluding interest):
Compensation and benefits	28,945	31,342
Clearing, settlement and brokerage costs	1,734	1,765
Communications and data processing	3,659	3,983
Occupancy and depreciation	2,732	2,227
Selling	1,733	1,739
Other	1,654	4,130
Total expenses (excluding interest)	40,457	45,186
Income (loss) before income taxes	(11,845)	(2,760)
Income tax (benefit) expense	(5,106)	(1,516)
Income (loss) from continuing operations	(6,739)	(1,244)
Income (loss) from discontinued operations, net of taxes	(156)	(684)
Net income (loss)	$(6,895)	$(1,928)
Per share data:
Basic earnings:
Continued operations	$(0.53)	$(0.11)
Discontinued operations	(0.01)	(0.07)
Net income (loss)	$(0.54)	$(0.18)
Diluted earnings:
Continued operations	$(0.53)	$(0.11)
Discontinued operations	(0.01)	(0.07)
Net income (loss)	$(0.54)	$(0.18)
Weighted average common and common equivalent shares outstanding:
Basic	12,707,216	11,011,213
Diluted	12,707,216	11,011,213

See notes to condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(6,895)	$(1,928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	745	751
Amortization of warrants	50	-
Deferred compensation	91	629
Deferred income taxes	(4,734)	(966)
Unrealized investment (gains)/loss	4,646	309
Realized (gains) losses on sale of investments	(848)	(32)
Loss on sale of fixed assets	4	-
Services provided in exchange for common stock	2,225	1,897
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	(7,300)	(6,300)
Securities purchased under agreement to resell	7,648	(22,103)
Net receivable from customers	(9,955)	(3,950)
Securities owned, net	(15,130)	31,716
Other assets	(931)	(4,926)
Net payable from brokers, dealers, and clearing agencies	30,191	(44,420)
Net payables from others	6,263	1,606
Accounts payable and accrued expenses	(29,396)	(32,402)
Net cash provided by (used in) operating activities	(23,326)	(80,119)
Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(153)	(294)
Payment for purchase of Noddings	(125)	-
Purchases of investments	(36)	-
Proceeds from sale of investments	3,233	32
Net cash provided by (used in) investing activities	2,919	(262)
Cash flows from financing activities:
Proceeds (payments) of short-term bank loans, net	14,075	65,100
Proceeds of notes payable	306	-
Payments of notes payable	(3,218)	(745)
Payments of obligations under capitalized leases	(327)	(506)
Proceeds from obligations under capitalized leases	305	-
Proceeds on subordinated debt	1,612	-
Proceeds from issuance of common stock under stock option plans	184	700
Proceeds from issuance of private placement	-	9,433
Payments for purchases of treasury stock	(140)	-
Net increase (decrease) in drafts payable	8,264	7,260
Dividends paid	(833)	(707)
Net cash provided by (used in) financing activities	20,228	80,535
(Decrease) increase in cash	(179)	154
Cash at beginning of the period	1,285	157
Cash at the end of the period	$1,106	$311

In the first quarter of 2005 and 2004, the Company entered into capital leases for office and computer equipment for approximately $1.4 million and $0.4 million, respectively, related to non-cash activity.

See notes to condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary for a fair presentation of results for such periods.  The results for any interim period are not necessarily indicative of those for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004.

2.	Reclassification

Certain 2004 amounts on the Statements of Operations and Statements of Cash Flows have been reclassified to conform to the 2005 presentation.  The reclassifications made for 2004 include, primarily:  in the Statements of Operations, $0.4 million in fees received for remarketing municipal bonds were reclassified to Investment banking from Principal transactions, and approximately $0.4 million of transaction related fees related to equity securities that previously had been netted were grossed-up to increase Principal transactions revenue by $0.4 million and increase Clearance, settlement and brokerage expense by the same amount.  Reclassifications made on the Statements of Cash Flows were made pursuant to changes made to the December 31, 2003 Statements of Financial Condition in the Company’s December 2004 10-K.

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

	Three Months Ended
	March 31
	2005	2004
Weighted average shares for basic earnings per share	12,707,216	11,011,213
Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	12,707,216	11,011,213

For the three months ended March 31, 2005 and 2004, the Company excluded approximately 0.9 million and 1.5 million, respectively, common stock equivalents in its computation of dilutive earnings per share because they were anti-dilutive.

5.	Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following at March 31:

(In thousands of dollars)	2005	2004
Adjustment to record securities owned on a trade date basis, net	$9,191	$16,009
Securities borrowed	1,041	462
Securities failed-to-deliver	5,586	22,452
Commissions receivable	1,873	3,072
Receivable from clearing organizations	5,711	4,234
Other	1,863	-
Total receivables	$25,265	$46,229
Payable to clearing organizations	$14,348	$14,685
Securities failed-to-receive	11,614	2,050
Total payables	$25,962	$16,735

Proprietary securities transactions are recorded on trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the Statement of Financial Condition.

6.	Receivables from Customers

At March 31, 2005, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional clients.

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this right.  At March 31, 2005, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

7.	Securities Owned And Sold, But Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at:

	March 31, 2005		December 31, 2004
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$77,858	$73,737	$65,364	$60,642
State and municipal bonds	125,221	133	115,819	4,501
Corporate obligations	30,625	817	32,273	726
Corporate stocks	15,750	1,696	10,669	606
Options	166	-	56	-
Not Readily Marketable Securities
Securities with no publicly quoted market	1,687	-	1,732	-
Securities subject to restrictions	2,468	-	2,824	-
Total	$253,775	$76,383	$228,737	$66,475

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

(In thousands of dollars)	March 31, 2005	December 31, 2004
Carrying Value
Public	$13,430	$19,970
Private	18,820	19,405
Consolidation of Employee Investment Funds, net of Company’s ownership interest	5,317	5,170
Total carrying value	$37,567	$44,545

Investment gains and losses were comprised of the following for the three months ended March 31:

(In thousands of dollars)	2005	2004
Public (net realized and unrealized gains and losses)	$(4,666)	$(313)
Private (net realized gains and losses)	(15)	32
Private (net unrealized gains and losses)	883	4
Investment gains (losses)	$(3,798)	$(277)

Publicly held investments include 2,849,091 shares of Mechanical Technology Incorporated (“MKTY”). As of March 31, 2005, the MKTY shares have a market value of $12.6 million.  Shares of MKTY may be sold without restriction pursuant to Rule 144(k) of the Securities act of 1933.

At March 31, 2005, the Company owned 121,088 shares of Plug Power Inc.  (“PLUG”) with a market value of $0.8 million.  PLUG shares may be sold pursuant to Rule 144.  Under the restrictions of Rule 144 as applied to PLUG currently, the Company may sell the entire 121,088 shares at any time.

Privately held investments include an investment of $7.0 million in FA Technology Ventures L.P. (the “Partnership”).  At March 31, 2005, $7.0 million is the Company’s maximum exposure to loss in the Partnership.  The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital.  At March 31, 2005 total Partnership capital for all investors in the Partnership equaled $27.5 million.  The Partnership is considered a variable interest entity, but since the Company is not the primary beneficiary, it has not consolidated the Partnership in these financial statements but has only recorded the value of its investment.  FA Technology Ventures Corporation (“FATV”), a wholly-owned subsidiary of the Company, is the investment advisor for the Partnership.  Revenues derived from management of this investment for the three months ended March 31, 2005 were $0.4 million in consolidation.

The Company has consolidated its Employee Investment Funds (EIF). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp.,a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested.  The Company’s carrying value of this EIF is $2.8 million, excluding the effects of consolidation.  The Company has loaned $2.4 million to the EIF and is also committed to loan approximately $0.5 million to the EIF.  The effect of consolidation was to increase Investments by $5.3 million, decrease Receivable from Others by $2.4 million and increase the Net Payable to Others by $2.9 million.  The Payable to Others amounts relate to the value of the EIF owned by employees.

9.	Payables to Others

Amounts payable to others consisted of the following at:

(In thousands of dollars)	March 31, 2005	December 31, 2004
Drafts payable	$10,012	$1,748
Others	5,762	1,648
Payable to Employees for the Employee Investment Funds (see “Investments” footnote)	2,682	2,535
Total	$18,456	$5,931

Drafts payable represent amounts drawn by the Company against bank overdrafts under a sweep agreement with a bank.

10.	Subordinated Debt

A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The New York Stock Exchange has approved the Company’s subordinated debt agreements related to the Plan.  Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  Principal debt repayment requirement as of March 31, 2005, are as follows:

(In thousands of dollars)

2005	$-
2006	1,288
2007	1,462
2008	1,299
2009	141
Thereafter	1,117
Total	$5,307

11.	Notes Payable

Notes payable includes a note for $0.2 million, which is payable $34,924 per month through September 2005.  The interest rate on this loan is 5.95% per annum.

Notes payable also includes a note for $1.0 million with a fixed interest rate of 7%, payable in quarterly principal payments of $525,000 plus interest, and maturing September 1, 2006. The Company anticipates the note will be paid-in-full in July 2005. The note is collateralized by $5.8 million in marketable securities classified as investments in the Statement of Financial Condition, of which only $1.7 million was required as of March 31, 2005.

Notes payable also includes Senior Notes dated June 13, 2003 for $10 million with a fixed interest rate of 8.5%, payable semiannually, maturing on June 30, 2010. Principal payments of $2 million are due on June 30PthP of each year, commencing June 30, 2006 through June 30, 2010.  The purchasers of these notes are customers of the Company.  At March 31, 2005, based on current estimated interest rate, the fair value of the Senior Notes approximates $9.4 million.

The Company’s notes payable include Senior Notes for $10 million which contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth (at March 31, 2005, the Company’s net worth was $80.7 million) and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 as at the end of each fiscal quarter based on the most recently concluded period of four consecutive quarters (as of the end of the March 31, 2005 quarter, the Company’s adjusted cash flow coverage rate was 2.6 to 1).

There were 437,000 warrants issued to the purchasers of the Senior Notes, which are exercisable between $10.08 and $11.54 per share through June 13, 2010.  The value assigned to the warrants was $1 million.  The value of the Senior Notes was discounted by the value of the warrants and is being amortized over the term of the notes.

Notes payable also includes an $18.8 million Term Loan to finance the acquisition of Descap Securities, Inc.  Interest rate is 2.4% over the 30-day London InterBank Offered Rate (“LIBOR”) (2.87% at March 31, 2005).  Interest only was payable through October 31, 2004, and thereafter monthly payments of principal and interest over the life of loan which matures on May 14, 2011. The Term Loan contains various covenants, as defined in the agreement.

As of March 31, 2005, the Company was not in compliance with certain covenants contained in the Term Loan.  On April 22, 2005 the lender agreed to waive the financial covenants contained in the term loan agreement for the quarter ended March 31, 2005.  The financial covenants require the maintenance of not less than $22.5 million of earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments related to Descap, Scheduled Adjustment Expenditures and Scheduled Adjustment Earnings as defined in the modified term loan agreement and referred to as “EBITDAR” (for the twelve month period ending March 31, 2005, the Company’s EBITDAR was $18.2 million), operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending March 31, 2005, the operating cash flow to total fixed charge ratio 1.10 to 1) and modified total funded debt to EBITDAR ratio of less than 1.75 to 1 (for the twelve month period ending March 31, 2005, modified total funded debt to EBITDAR ratio was 1.89 to 1).

Principal payments for all notes, which include $648,000 discounted on the Senior Notes, are due as follows:

(In thousands of dollars)
2005 (remaining)	$3,347
2006	4,857
2007	4,857
2008	4,857
2009	4,857
Thereafter	7,239
Total principal payments	30,014
Less: remaining amortization of value of warrants	648
Total principal payments remaining	$29,366

12.	Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment and the present value of the minimum lease payments at March 31, 2005:

(In thousands of dollars)
2005 (remaining)	$1,307
2006	1,446
2007	1,078
2008	514
2009	348
Thereafter	455
Total minimum lease payments	5,148
Less: amount representing interest	629
Present value of minimum lease payments	$4,519

13.	Commitments and Contingencies

Commitments:  As of March 31, 2005, the Company had a commitment through July 2006 to invest up to $10.4 million in FA Technology Ventures L.P. (the “Partnership”).  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of March 31, 2005, the Company had an additional commitment through July 2006 to invest up to $7.8 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.

The EIF are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

Leases:  The Company's headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options and escalation clauses, and which expire at various times through 2015.  Future minimum annual lease payments, and sublease rental income, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2005 (remaining)	$5,581	$1,024	$4,557
2006	7,427	1,360	6,067
2007	7,049	902	6,147
2008	6,330	676	5,654
2009	3,162	-	3,162
Thereafter	12,754	-	12,754
Total	$42,303	$3,962	$38,341

Litigation: 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court").  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs’ claims have now been referred back to the Bankruptcy Court for such consideration. The Company believes that it has strong defenses to, and intends to vigorously defend itself against the plaintiffs’ claims, and believes that the claims lack merit.

In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims.  Certain of these are class actions, which seek unspecified damages, which could be substantial.  Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely of adverse dispositions.  Although further losses are possible, the opinion of management, based upon the advice of its attorneys, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

Other:  In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP, an investment fund in which Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of March 31, 2005 the value of the Company’s investment in the limited partnership is approximately $568,000 and is classified as securities owned on the Statement of Financial Condition.  The Company has not recognized any adjustment to the carrying value of this investment because at this time it is unable to estimate what the future loss, if any, might be.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business and may also purchase or sell securities on a when-issued basis.  As of March 31, 2005, the Company had $102.0 million in outstanding underwriting commitments, of which all but $32.7 million had been pre-sold, and had purchased no securities on a when-issued basis.

In connection with a $47.4 million underwriting transaction, the Company sent unauthorized e-mails to 223 addressees, each of which may have constituted a nonconforming prospectus under the Securities Act of 1933.  A recipient of the unauthorized e-mails may be entitled to rescission rights if they purchased shares of common stock issued through the underwriting transaction.  The rescission rights would allow any recipient of the communication, for a period of one year from March 30, 2004, the date of such recipient’s purchase of shares of common stock issued through the underwriting, to seek recovery of the consideration paid in connection with the purchase.  The Company has agreed to indemnify the company whose common stock was underwritten for losses, costs and expenses that might be incurred as a result of the unauthorized communications.  In an effort to avoid further Securities Act implications and to minimize the risk related to the indemnification provided as a result of the unauthorized communication, the Company took a number of steps to control the solicitation, allocation and distribution of the shares of common stock issued in the transaction, which included selling only to institutional investors and prohibiting sales to those who were among the 223 original addressees.  As of March 31, 2005, the Company has not accrued any liability related to this agreement.

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

Dividend:  In February 2005, the Board of Directors declared a quarterly cash dividend of $ 0.05 per share payable on March 10, 2005, to shareholders of record on February 24, 2005.

Treasury Stock

In December 2003, the Board of Directors authorized a stock repurchase program of up to 500,000 shares of its outstanding common stock.  Under the program, the Company may periodically repurchase shares on the open market at prevailing market prices or in privately negotiated transactions from time to time through May 9, 2005.  Shares purchased under the program will be held in treasury and used for general corporate purposes.  At March 31, 2005, the Company had repurchased 15,300 shares pursuant to this program.

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

Restricted Stock:  1,310,362 shares of restricted stock were awarded under the plans during the first quarter of 2005, at a weighted average grant date price of $9.30.  The fair market value of the awards will be amortized over the three-year period in which the restrictions are outstanding.

Options: Stock-based compensation cost related to stock options awards is measured at the grant date based on the fair value method and is recognized as expense over the vesting period for awards granted after December 31, 2002.

The following table reflects the effect on net income if the fair value based method had been applied to all outstanding and unvested stock options in each period:

	Three Months EndedU
(In thousands of dollar except for per share amounts)	March 31, 2005	March 31, 2004
Net income (loss), as reported	$(6,895)	$(1,928)
Add: Stock-based employee compensation expense included in reported net income, net of tax	72	39
Less: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of tax	(329)	(364)
Pro forma net (loss) income	$(7,152)	$(2,253)
Earnings per share
As reported
Basic	$(0.54)	$(0.18)
Diluted	$(0.54)	$(0.18)
Pro forma
Basic	$(0.56)	$(0.20)
Diluted	$(0.56)	$(0.20)

17.	Net Capital Requirements

First Albany Capital is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  First Albany Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of March 31, 2005, First Albany Capital had aggregate net capital, as defined, of $11.4 million, which equaled 77.7% of aggregate debit balances and $10.4 million in excess of required minimum net capital.

Descap is subject to the Securities and Exchange Commission Uniform Net Capital Rule, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined by the rule, shall not exceed 15:1.  The rule also provides that capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10:1.  As of March 31, 2005, Descap had net capital of $6.6 million, which was $6.5 million in excess of its required net capital.  Descap’s ratio of Aggregate Indebtedness to Net Capital was 0.25 to 1.

18.	Segment Analysis

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

The Company’s Equities business is comprised of equity sales and trading and equities investment banking services.  Equities sales and trading provides equity trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing equity transactions. Equities investment banking generates revenues by providing financial advisory, capital raising, mergers and acquisitions, and restructuring services to small and mid-cap companies.

Included in the Company’s Fixed Income business are the following segments: Taxable Fixed Income, Descap Securities, Municipal Capital Markets and Fixed income-Other.  The Fixed Income business consists of fixed income sales and trading and fixed income investment banking.  Fixed Income sales and trading provides trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing fixed income transactions in the following products:

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

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital and asset management businesses, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments, realized gains and losses as a result of sales of equity holdings.  The Company’s asset management business generates revenue though managing institutional investors’ assets through its convertible arbitrage group.  This segment also includes results related to the Company’s investment in these funds.  The Company’s venture capital business generates revenue through the management of a private equity fund.

Intersegment revenue has been eliminated for purposes of presenting net revenue so that all net revenue presented is from external sources.  Interest revenue is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the segment.  Depreciation and amortization is allocated to each segment.

Information concerning operations in these segments is as follows for the three months ended March 31:

(In thousands of dollars)	2005	2004
Net revenue (including net interest income)
Equities	$14,010	$22,176
Fixed Income
Taxable Fixed Income	4,853	9,274
Municipal Capital Markets	7,170	6,813
Fixed Income-Other	680	3,501
Descap Securities	4,482	-
Total Fixed Income	17,185	19,588
Other	(2,583)	662
Total Net Revenue	$28,612	$42,426
Net interest income (included in total net revenue)
Equities	$9	$10
Fixed Income
Taxable Fixed Income	119	19
Municipal Capital Markets	83	338
Fixed Income-Other	(33)	84
Descap Securities	587	-
Total Fixed Income	756	441
Other	235	303
Total Net Interest Income	$1,000	$754
Pre-tax Contribution (Income/(loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle)
Equities	$(1,923)	$2,660
Fixed Income
Taxable Fixed Income	(749)	1,562
Municipal Capital Markets	998	(1,282)
Fixed Income-Other	(122)	1,913
Descap Securities	350	-
Total Fixed Income	477	2,193
Other	(10,399)	(7,613)
Total Pre-tax Contribution	$(11,845)	$(2,760)
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Equities	$259	$267
Fixed Income
Taxable Fixed Income	85	69
Municipal Capital Markets	97	94
Fixed Income-Other	9	10
Descap Securities	36	-
Total Fixed Income	227	173
Other	309	311
Total	$795	$751

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

The following table reflects revenues for the Company’s major products and services as of March 31:

(In thousands of dollars)	2005	2004
Capital Markets (Fixed Income & Equities)

Net revenue

Institutional Sales & Trading
Equities	$10,853	$16,625
Fixed Income	10,989	14,638
Total Institutional Sales & Trading	21,842	31,263
Investment Banking
Equities	3,130	5,478
Fixed Income	5,424	4,499
Total Investment Banking	8,554	9,977

Net Interest Income	765	451
Fees and Other	34	73
Total Net Revenues	$31,195	$41,764

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

In February 2005, the Company sold its asset management operations, other than its institutional convertible arbitrage group, to Johnson Illington Advisors LLC, a related party.  Hugh Johnson, a Director of First Albany Companies Inc., is Chairman of Johnson Illington Advisors LLC.  The Company will account for the disposition of the asset management business as discontinued operations.

Additionally, in 2000 the Company sold its Private Client Group and continues to report the receipt and settlement of pending contractual obligations as discontinued operations.

Amounts reflected in the condensed consolidated statement of operations are presented in the following table:

	Three Months Ended
	March 31
(In thousands of dollars)	2005	2004
Net revenues:
Asset management business	$179	$564
Private Client Group	50	-
Total net revenues	229	564
Expenses:
Asset management business	454	1,727
Private Client Group	44	-
Total expenses	498	1,727
Loss before income taxes	(269)	(1,163)
Income tax benefit	(113)	(479)
Loss from discontinued operations, net of taxes	$(156)	$(684)

20.	Business Combination

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities, Inc. (“Descap”), a New York-based broker-dealer and investment bank.  Descap specializes in the primary issuance and secondary trading of mortgage-backed securities, asset-backed securities, collateralized mortgage obligations and derivatives, and commercial mortgage-backed securities.  Its investment banking group provides advisory and capital raising services, and specializes in structured finance and asset-backed securities and should serve to enhance the Company’s product offering.  Descap will continue to operate under its current name.

Per the acquisition agreement, Descap Securities Inc. can receive future contingent consideration based on the following:  For each of the next three years ending June 1, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period

Based upon Descap’s Pre-Tax Net Income from June 1, 2004 through March 31, 2005, $1.7 million of contingent consideration would be payable to the Sellers.  The contingent consideration will not be accrued in the Company’s financial statement until the contingency is resolved and the consideration is distributable.

The following table presents pro forma information as if the acquisition of Descap Securities, Inc. had occurred on January 1, 2004.

	Three Months Ended
	March 31
(In thousands of dollars except for per share amounts and shares outstanding)	2005	2004
Net revenues (including interest)	$28,612	$46,080
Total expenses (excluding interest)	40,457	49,070
(Loss) income before income taxes	(11,845)	(2,990)
Income tax (benefit) expense	(5,106)	(1,610)
(Loss) income from continuing operations	(6,739)	(1,380)
(Loss) from discontinued operations, net of taxes	(156)	(684)
Net (loss) income	$(6,895)	$(2,064)
Per share data:
Basic earnings:
Continued operations	$(0.53)	$(0.11)
Discontinued operations	(0.01)	(0.07)
Net income	$(0.54)	$(0.18)
Diluted earnings:
Continued operations	$(0.53)	$(0.11)
Discontinued operations	(0.01)	(0.07)
Net income	$(0.54)	$(0.18)

21.	New Accounting Standards

In December 2004, the FASB issued SFAS No. 123-Revised, “Share-Based Payment.”  SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and will become effective for the interim or annual reporting periods of the first fiscal year beginning after June 15, 2005.  SFAS 123R will impact the measurement and reporting of stock-based compensation.  The Company has not yet determined the impact these revisions will have on its results of operations.

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
(In thousands of dollars)	2005	2004
Revenues:
Commissions	$4,587	$5,798
Principal transactions	17,625	24,948
Investment banking	8,462	10,642
Investment gains (losses)	(3,798)	(277)
Interest	3,385	1,736
Fees and other	736	561
Total revenues	30,997	43,408
Interest expense	2,385	982
Net revenues	28,612	42,426
Expenses (excluding interest):
Compensation and benefits	28,945	31,342
Clearing, settlement and brokerage costs	1,734	1,765
Communications and data processing	3,659	3,983
Occupancy and depreciation	2,732	2,227
Selling	1,733	1,739
Other	1,654	4,130
Total expenses (excluding interest)	40,457	45,186
Income(loss) before income taxes	(11,845)	(2,760)
Income tax benefit	(5,106)	(1,516)
Income(loss) from continuing operations	(6,739)	(1,244)
Loss from discontinued operations, net of taxes	(156)	(684)
Net income (loss)	$(6,895)	$(1,928)
Net interest income:
Interest income	$3,385	$1,736
Interest expense	2,385	982
Net interest income	$1,000	$754

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

The Company’s Equities segment is comprised of equities sales and trading and equities investment banking.  Equities sales and trading provides equity trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing equity transactions.  Equities investment banking generates revenues by providing financial advisory, capital raising, mergers and acquisitions, and restructuring services to small and mid-cap companies.

Included in the Fixed Income business are the following segments: Taxable Fixed Income, Descap Securities, Municipal Capital Markets, and Fixed Income-Other.  The Company’s Fixed Income business consists of fixed income sales and trading and fixed income investment banking.  Fixed Income sales and trading provides trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing fixed income transactions in the following products:

•

High Grade (Investment Grade and Government Bonds)

•

High Yield (Below Investment Grade)

•

Mortgage-Backed and Asset-Backed Securities

•

Municipal Bonds (Tax-exempt and Taxable Municipal Securities)

These products can be sold through any of the Company’s Fixed Income segments.  Fixed ncome investment banking generates revenues by providing financial advisory and capital raising services to municipalities, government agencies and other public institutions.

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital and asset management businesses, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments, realized gains and losses as a result of sales of equity holdings, and the equity in income and loss of affiliate.  The Company’s venture capital business generates revenue through the management of private equity funds.  This segment also includes results related to the Company’s investment in these private equity funds.  The Company’s asset management business generates revenue through managing institutional investors’ assets through its convertible arbitrage group.

The Company believes it has an opportunity to become one of the premier investment banking boutiques serving the middle market in what the Company believes is largely an under-served market.  The Company has focused on growing its middle market position by broadening its product line through acquisition and investments in key personnel and shedding non-core businesses.  The Company’s investment in the Equities business over the last three years, the 2004 acquisition of Descap Securities, Inc., a boutique investment bank and broker-dealer specializing in mortgage-backed securities, the investment in a high yield group in the third quarter of 2004, and decision to exit the asset management business in Albany, New York and Sarasota, Florida, in April of 2004 represent important steps to realizing the Company’s goal to create a premier investment bank serving the middle market.

Business Environment

During first quarter the equities markets experienced declining underwriting and trading volumes compared to the year ago period.  The number of equity underwriting transactions fell 27.7 percent versus the first quarter of 2004.  During that time period follow-on underwriting activity declined 35.7 percent while initial public offering activity was down 2 percent (Source:  Commscan Excludes closed-end finds and REITS). Equity trading volumes were relatively unchanged to down compared to prior year. Listed volume was up 2 percent but declined 22 percent when adjusting for the impact of program trading.  Program trading on the NYSE now accounts for over 55 percent of total trading volume up from 42.3 percent in the first quarter of 2004.  Average daily NASDAQ volume was down 4 percent to 1.9 billion.

In the fixed income markets, relatively low market volatility and price transparency have negatively impacted spreads in secondary market for high grade and mortgage-backed securities.  Total municipal underwriting activity was up slightly compared to a year-ago, with negotiated underwriting dollar volume up 4 percent and competitive underwriting dollar volume unchanged (Source:  Thomson Financial Securities Data).

Financial Overview

For the three months ended March 31, 2005, consolidated net revenues from continuing operations for the Company were $28.6 million, compared to $42.4 million for 2004.  The Company reported a net loss from continuing operations of $6.7 million for the quarter compared to a net loss from continuing operations of $1.2 million for the same period in 2004.  Results for the quarter ended March 31, 2005 were negatively impacted by a poor fixed income trading environment, a decline in equities revenue, weakness in equities investment banking and investment losses related to a decline in the market value of the Company’s investment portfolio.   Consolidated earnings from continuing operations for the three months ended March 31, 2005 were a net loss of $0.53 per diluted share compared to a net loss of $0.11 per diluted share for 2004.  The Company reported a consolidated net loss of $6.9 million for the three months ended March 31, 2005, compared to a consolidated net loss of $1.9 million for the three months ended March 31, 2004. Consolidated earnings per share for the three months ended March 31, 2005, were a net loss of $0.54 per diluted share compared with a net loss of $0.18 per diluted share for same period in 2004.

Net Revenue

Net revenue of $28.6 million was down $13.8 million, or 32.6 percent, versus the first quarter of 2004.  Included in the results for the first quarter was a $3.8 million decline in the market value of the Company’s investment portfolio. Commission revenue was down $1.2 million, or 20.9 percent, due to a $1.2 million decline in listed commissions.  Principal transaction revenue was down $7.3 million, or 29.4 percent, compared to the first quarter of 2004.  The decline in principal transaction revenue was the result of a poor trading environment in fixed income, a $4.2 million drop in NASDAQ principal revenue and a $4.7 million decline in high grade corporate bond principal revenue.  These declines were offset to some extent by Descap Securities, which recorded $4.5 million in net revenue during the quarter.  Investment banking revenue of $8.5 million represented a 20.5 percent decline versus the same period last year.  Strength in Public Finance was more than offset by weakness in Equities investment banking.   Fees and other was up $0.2 million to $0.7 million due to an increase in investment management fees in the convertible arbitrage group.  Net interest income increased $0.2 million.  Descap Securities added $0.6 million in net interest income compared to the first quarter of 2004.  An increase in inventory financing costs resulted in a $0.3 million decline in municipal net interest income.

Non-Interest Expense

Non-interest expense was down $4.7 million, or 10.5 percent, to $40.5 million.  The decline was primarily the result of a $2.5 million decline in other expense and a $2.4 million drop in compensation expense.

Compensation and benefits expense declined 7.6 percent, or $2.4 million, to $28.9 million.  Incentive compensation was down $4.5 million as a result of the decline in net revenue.  Offsetting the decline in incentive compensation was a $1.2 million in increase restricted stock amortization and $0.9 increase in severance expense.  The increase in restricted stock amortization was due to the stock grants in the first quarter related to 2004 bonuses.  Severance expense was up due to staff reductions in Equities and Fixed Income.

Clearing, settlement, and brokerage costs declined 1.8 percent to $1.7 million.  A $0.2 million decline in Equities was somewhat offset by a $0.1 million increase in Descap Securities.  In Equities, floor brokerage expense was down $0.1 million as a result a year-over-year decline in customer share volume.

Communications and data processing costs were down $0.3 million to $3.7 million.  Data processing expense was down $0.8 million, or 55.6 percent, as a result of more favorable pricing from the Company’s back-office vendor.  This decline was offset by a $0.2 million year-over-year increase in market data costs in Descap Securities and a $0.2 million increase in market data costs in Equities.

Occupancy and depreciation expense increased 22.7 percent, or $0.5 million.  Occupancy costs at Descap Securities and costs associated with new offices in High Yield and Equities accounted for the majority of the year-over-year variance.

Selling expense was unchanged compared to the first quarter of 2004.

Other expense declined $2.5 million to $1.7 million.  The decline was the result of a $2.2 million decline in legal expense and $0.3 million drop in professional fees.  In the first quarter of 2004, the Company incurred $1.5 million in legal expense related to a previously disclosed customer dispute in Fixed Income and $0.6 million to settle an employment matter in Equities.

Income tax benefit as a percentage of pre-tax income was 43.1 percent compared to 54.9 percent in the first quarter of 2004.

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

Equities

	Three Months Ended March 31
(In thousands of dollars)	2005	2004
Net revenue
Sales and Trading	$10,853	$16,625
Investment Banking	3,130	5,478
Net Interest / Other	27	73
Total Net Revenue	$14,010	$22,176

Operating Income	$(1,923)	$2,660

Q1 2005 vs. Q1 2004

Total equities net revenue was down 36.8 percent, or $8.2 million. NASDAQ net revenue fell $4.2 million to $7.1 million while listed net revenue of $3.8 million was down 23.3 percent compared to the same period in 2004.  A $1.1 million decline in underwriting revenue and a $1.0 million decline in fee revenue helped drive Investment Banking net revenue down $2.3 million.

Fixed Income

	Three Months Ended March 31
(In thousands of dollars)	2005	2004
Net revenue
Sales and Trading	$10,989	$14,638
Investment Banking	5,424	4,499
Net Interest / Other	772	451
Total Net Revenue	$17,185	$19,588

Operating Income	$477	$2,193

Q1 2005 vs. Q1 2004

Total Fixed Income net revenue of $17.2 million represented a 12.3 percent decline over the prior year.  Year-over-year improvements in mortgage-backed, high yield, and public finance net revenue were overshadowed by declines in high grade corporate bond net revenue and municipal net revenue.  Sales and trading net revenue was down 24.9 percent as spread compression in the high grade secondary corporate bond market continued to negatively impact the group’s performance.  Mortgaged-backed sales and trading net revenue increased 285 percent to $4.7 million.  The nearly three-fold year-over-year increase in mortgaged backed revenue was driven primarily by Descap Securities, which reported $3.8 million in sales and trading net revenue for the first quarter.  High yield net revenue of $1.9 million represented a 56 percent increase compared to the first quarter of 2004.  High grade net revenues of $2.0 million were down $4.7 million, or 71 percent. Municipal sales and trading net revenue of $2.5 million represented a 25 percent decline compared to the first quarter of 2004.  A strong quarter in Public Finance helped drive a 20.6 increase in Fixed Income investment banking net revenue.  Public Finance underwriting revenue increased $0.5 million to $4.6 million.  Public Finance advisory and other fee revenue was $0.8 million, an increase of $0.3 compared to the same period in 2004.

Other

	Three Months Ended March 31
(In thousands of dollars)	2005	2004
Net revenue
Investment Gain (Losses)	$(3,798)	$(277)
Net Interest / Other	1,215	939
Total Net Revenue	$(2,583)	$662

Operating Income	$(10,399)	$(7,613)

Q1 2005 vs. Q1 2004

Other net revenue declined $3.2 million primarily as a result of a $3.8 million decline in the value of the Company’s investment portfolio.  A $0.2 million increase in management fee income in the convertible arbitrage group was the primary reason for the increase in Net Interest / Other revenue.

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

Short-term Bank Loans

Management believes that funds provided by operations, sale of investments and a variety of bank lines of credit totaling at least $300 million, of which approximately $146 million were unused as of March 31, 2005, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs.  These bank lines of credit consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist and are repayable on demand.  These bank lines of credit are limited to financing securities eligible for collateralization, which includes Company owned securities.

Notes Payable

The Company’s notes payable also include a $18.8 million Term Loan to finance the acquisition of Descap Securities, Inc. which contains various covenants, as defined in the agreement.  As of March 31, 2005, the Company was not in compliance with certain covenants contained in the Term Loan.  On April 22, 2005 the lender agreed to waive the financial covenants contained in the term loan agreement for the quarter ended March 31, 2005.  The financial covenants require the maintenance of not less than $22.5 million of earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments related to Descap, Scheduled Adjustment Expenditures and Scheduled Adjustment Earnings as defined in the modified term loan agreement and referred to as “EBITDAR” (for the twelve month period ending March 31, 2005, the Company’s EBITDAR was $18.2 million), operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending March 31, 2005, the operating cash flow to total fixed charge ratio 1.10 to 1) and modified total funded debt to EBITDAR ratio of less than 1.75 to 1 (for the twelve month period ending March 31, 2005, modified total funded debt to EBITDAR ratio was 1.89 to 1).

The Company’s notes payable include Senior Notes for $10 million which contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth (at March 31, 2005, the Company’s net worth was $80.7 million) and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 as at the end of each fiscal quarter based on the most recently concluded period of four consecutive quarters (as of the end of the March 31, 2005 quarter, the Company’s adjusted cash flow coverage rate was 2.6 to 1). As of March 31, 2005, the Company was in compliance with these covenants.

Notes payable include a note for $1.0 million with a fixed interest rate of 7%, payable in quarterly principal payments of $525,000 plus interest, and maturing September 1, 2006. The Company anticipates the note will be paid-in-full in July 2005. The note is collateralized by $5.8 million in marketable securities classified as investments in the Statement of Financial Condition, of which only $1.7 million was required as of March 31, 2005.

Notes payable include a note for $0.2 million, which is payable $34,924 per month through September 2005.  The interest rate on this loan is 5.95% per annum.

Regulatory

As of March 31, 2005, First Albany Capital Inc. and Descap Securities, Inc., both registered broker-dealer subsidiaries of First Albany Companies Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of March 31, 2005, First Albany Capital Inc. had net capital of $11.4 million, which exceeded minimum net capital requirements by $10.4 million, while Descap Securities, Inc. had net capital of $6.6 million, which exceeded minimum net capital requirements by $6.5 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business and may also purchase and sell securities on a when-issued basis. As of March 31, 2005, the Company had $102.0 million outstanding underwriting commitments, of which all but $32.7 million had been pre-sold, and had purchased no securities on a when-issued basis.

Investments and Commitments

In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP, an investment fund in which Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of March 31, 2005 the value of the Company’s investment in the limited partnership is approximately $568,000 and is classified as securities owned on the Statement of Financial Condition.  The Company has not recognized any adjustment to the carrying value of this investment because at this time it is unable to estimate what the future loss, if any, might be.

Publicly held investments include 2,849,091 shares of Mechanical Technology Incorporated (“MKTY”). As of March 31, 2005, the MKTY shares have a market value of $12.6 million.  Shares of MKTY may be sold without restriction pursuant to Rule 144(k) of the Securities act of 1933.

At March 31, 2005, the Company owned 121,088 shares of PLUG with a market value of $0.8 million.  PLUG shares may be sold pursuant to Rule 144.  Under the restrictions of Rule 144 as applied to PLUG currently, the Company may sell the entire 121,088 shares at any time.

As of March 31, 2005, the Company had a commitment through July 2006 to invest up to $10.4 million in FA Technology Ventures, LP (the “Partnership”).  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of March 31, 2005, the Company had an additional commitment through July 2006 to invest up to $7.8 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.

Other

The Company has deferred tax assets of $21.3 million and deferred tax liabilities of $8.1 million as of March 31, 2005 reflecting net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within net operating loss carryforward periods giving consideration to our restructuring program. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not materialize, our long-term forecast will require reassessment. As a result, we may need to establish valuation allowances for all or a portion of the net deferred tax assets. The net deferred tax asset of $13.2 million is recorded on the Statement of Financial Condition. At December 31, 2004 the Company had a net deferred tax asset of $8.5 million.

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities, Inc., a New York-based broker-dealer and investment bank.  The value of the transaction was approximately $31 million, which consisted of $25 million in cash and 549,476 shares of the Company’s common stock, plus future consideration based on financial performance (see “Business Combination” footnote in the Notes to Condensed Consolidated Financial Statements). The shares of the Company’s stock issued to the sellers of Descap Securities, Inc. provide the sellers the right to require the Company to purchase back these shares at a price of $6.14 per share.  The Company also has the right to purchase back these shares from the sellers at a price of $14.46.  Both the put and call rights expires on May 31, 2007.

Per the acquisition agreement, Descap Securities Inc. can receive future contingent consideration based on the following:  For each of the next three years ending June 1, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Based upon Descap’s Pre-Tax Net Income from June 1, 2004 through March 31, 2005, $1.7 million of contingent consideration would be payable to the Sellers.

CONTRACTUAL OBLIGATIONS

First Albany Companies Inc. has contractual obligations to make future payments in connection with our short-term debt, long-term debt, capital leases, and operating leases. See Notes to Condensed Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	2005	2006	2007	2008	2009	Thereafter	Total
Short-term bank loans	$153,950	$-	$-	$-	$-	$-	$153,950
Long term debt (1)	3,347	4,857	4,857	4,857	4,857	7,239	30,014
Purchase obligations	-	-	-	-	-	-	-
Capital lease obligations (including interest)	1,307	1,446	1,078	514	348	455	5,148
Operating leases (net of sublease rental income)	4,557	6,067	6,147	5,654	3,162	12,754	38,341
Subordinated debt (2)	-	1,288	1,462	1,299	141	1,117	5,307
Total	$163,161	$13,658	$13,544	$12,324	$8,508	$21,565	$232,760

 (1)

The Company has several notes payable which have principal and interest payments associated with each.  For notes payable with variable interest rates, current interest rates were used for the calculation of interest payment for future periods.  See Notes to the Condensed Consolidated Financial Statements.

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

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123-Revised, “Share-Based Payment.”  SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and will become effective for the interim or annual reporting periods of the first fiscal year beginning after June 15, 2005.  SFAS 123R will impact the measurement and reporting of stock-based compensation.  The Company has not yet determined the impact these revisions will have on its results of operations.

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

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date.  The amounts shown are net of long and short positions:

(In thousands of dollars)	2005	2006	2007	2008	2009	Thereafter	Total
Fair value of securities
Corporate bonds	$179	$1,883	$2,578	$2,815	$767	$24,050	$32,272
State and municipal bonds	4,342	3,077	2,873	5,381	3,064	106,351	125,088
US Government and federal agency obligations	599	(1,911)	(737)	305	(28)	5,893	4,121
Subtotal	5,120	3,049	4,714	8,501	3,803	136,294	161,481
Equity securities	15,911	-	-	-	-	-	15,911
Investments	37,567	-	-	-	-	-	37,567
Fair value of securities	$58,598	$3,049	$4,714	$8,501	$3,803	$136,294	$214,959

Following is a discussion of the Company's primary market risk exposures as of March 31, 2005, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at March 31, 2005 was $104.7 million and $111.2 million at December 31, 2004 (net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.   At March 31, 2005, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $4.1 million and at year-end 2004 was $4.5 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $15.9 million in securities owned at March 31, 2005 and $11.9 million in securities owned at December 31, 2004, have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $1.6 million at March 31, 2005 and $1.2 million at year-end 2004.  The Company's investment portfolio excluding the consolidation of Employee Investment Fund (see “Investments” note in the Consolidated Financial Statement) at March 31, 2005 and December 31, 2004, had a fair market value of $32.3 million and $39.4 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations and amounts to $3.2 million at March 31, 2005 and $3.9 million at year-end 2004.  The actual risks and results of such adverse effects may differ substantially.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Form 10Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the March 31, 2005 quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims.  Certain of these are class actions, which seek unspecified damages, which could be substantial.  Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely of adverse dispositions.  Although further losses are possible, the opinion of management, based upon the advice of its attorneys, is that such litigation will not, in the aggregate, have a material adverse effect on the Company's liquidity or financial position, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits Item Number	Item

10.26	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees (filed as Registration No. 333-121927 to Form S-8) dated January 10, 2005

10.27	First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees (filed as Registration No. 333-121928 to Form S-8) dated January 10, 2005

10.28	One Montgomery Tower Lease Agreement between Post-Montgomery Associated and First Albany Companies Inc., dated April 4, 2005 (filed as Exhibit 10.1 to Form 8-K dated April 8, 2005)

(31)	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act

(32)	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

(b)   Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2005:

1.	Form 8-K filed January 5, 2005, announcing the Board of Directors’ approved adoption of First Albany Companies Inc. 2005 Deferred Compensation Plan.

2.	Form 8-K filed February 7, 2005, announcing First Albany Companies Inc.’s financial results for the fourth quarter and year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.

(Registrant)

Date:	5/9/2005	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer

Date:	5/9/2005	/S/STEVEN R. JENKINS
Steven R. Jenkins
Chief Financial Officer
(Principal Accounting Officer)