Form 10-Q
period 2005-06-30
FIRST ALBANY COMPANIES INC
filed 2005-08-09
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

- or –

[     ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

  to

Commission file number 0-14140

FIRST ALBANY COMPANIES INC.

(Exact name of registrant as specified in its charter)

New York

22 – 2655804

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

16,088,411 shares of Common Stock were outstanding as of the close of business on July 29, 2005

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition at June 30, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and June 30, 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and June 30, 2004 (unaudited)	5

Notes to Condensed Consolidated Financial Statements		6-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-35

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	36-37

Item 4.	Controls and Procedures	38

Part II	Other Information

Item 1.	Legal Proceedings	39

Item 4.	Submission of matters to a vote of security holders	40

Item 6.	Exhibits and Reports on Form 8-K	41-42

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Unaudited)Item 1.  Financial Statements

(In thousands of dollars)
As of	June 30, 2005	December 31, 2004
Assets
Cash	$1,924	$1,285
Cash and securities segregated for regulatory purposes	8,300	-
Securities purchased under agreement to resell	48,889	35,028
Receivables from:
Brokers, dealers and clearing agencies	18,668	46,229
Customers, net	4,092	3,311
Others	7,778	7,013
Securities owned	261,569	228,737
Investments	30,756	44,545
Office equipment and leasehold improvements, net	7,789	7,008
Intangible assets	26,068	23,920
Deferred tax asset, net	15,846	8,511
Other assets	4,090	4,526
Total assets	$435,769	$410,113
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$149,150	$139,875
Payables to:
Brokers, dealers and clearing agencies	40,525	16,735
Customers	9,149	1,603
Others	17,461	5,931
Securities sold, but not yet purchased	72,151	66,475
Accounts payable	4,981	5,109
Accrued compensation	12,152	37,582
Accrued expenses	8,782	8,311
Notes payable	28,039	32,228
Obligations under capitalized leases	4,473	3,110
Total liabilities	346,863	316,959
Commitments and Contingencies
Temporary capital	3,374	3,374
Subordinated debt	5,307	3,695
Stockholders’ Equity
Common stock	168	155
Additional paid-in capital	158,242	147,059
Unearned compensation	(21,017)	(15,061)
Deferred compensation	3,498	3,704
Retained deficit	(56,658)	(45,575)
Treasury stock, at cost	(4,008)	(4,197)
Total stockholders’ equity	80,225	86,085
Total liabilities and stockholders’ equity	$435,769	$410,113

See notes to condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30		June 30
(In thousands of dollars except for per share amounts and shares outstanding)	2005	2004	2005	2004
Revenues:
Commissions	$4,643	$5,360	$9,231	$11,158
Principal transactions	21,687	20,183	39,312	45,131
Investment banking	9,792	9,545	18,254	20,187
Investment gains (losses)	(2,847)	4,141	(6,645)	3,864
Interest	4,267	2,187	7,652	3,923
Fees and other	2,181	571	2,917	1,132
Total revenues	39,723	41,987	70,721	85,395
Interest expense	3,155	1,330	5,540	2,312
Net revenues	36,568	40,657	65,181	83,083
Expenses (excluding interest):
Compensation and benefits	29,094	28,319	58,039	59,661
Clearing, settlement and brokerage costs	3,071	1,668	4,805	3,433
Communications and data processing	3,708	3,798	7,367	7,781
Occupancy and depreciation	2,951	2,338	5,683	4,565
Selling	1,781	1,967	3,515	3,706
Other	1,595	2,024	3,249	6,154
Total expenses (excluding interest)	42,200	40,114	82,658	85,300
Income (loss) before income taxes	(5,632)	543	(17,477)	(2,217)
Income tax benefit	(2,411)	(2,214)	(7,518)	(3,731)
Income (loss) from continuing operations	(3,221)	2,757	(9,959)	1,514
Loss from discontinued operations, net of taxes	(133)	(86)	(291)	(770)
Net income (loss)	$(3,354)	$2,671	$(10,250)	$744

Per share data:
Basic earnings:
Continued operations	$(0.24)	$0.22	$(0.77)	$0.13
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.07)
Net income (loss)	$(0.25)	$0.21	$(0.79)	$0.06
Diluted earnings:
Continued operations	$(0.24)	$0.20	$(0.77)	$0.11
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.05)
Net income (loss)	$(0.25)	$0.19	$(0.79)	$0.06

Weighted average common and common equivalent shares outstanding:
Basic	13,319,588	12,666,236	13,013,402	11,838,724
Dilutive	13,319,588	14,037,589	13,013,402	13,283,777

See notes to condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED June 30
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(10,250)	$744
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,498	1,485
Amortization of warrants	100	-
Deferred compensation	(206)	864
Deferred income taxes	(7,335)	(7,051)
Unrealized investment (gains)/loss	9,165	5,717
Realized (gains) losses on sale of investments	(2,520)	(9,581)
Loss on sale of fixed assets	4	-
Services provided in exchange for common stock	5,350	6,064
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	(8,300)	(3,800)
Securities purchased under agreement to resell	(13,861)	(24,507)
Securities owned, net	(27,156)	44,481
Other assets	436	(462)
Net payable to brokers, dealers, and clearing agencies	51,351	(81,045)
Net payable to customers	6,765	12,310
Net payables to others	254	4,698
Accounts payable and accrued expenses	(24,939)	(32,544)
Net cash provided by (used in) operating activities	(19,644)	(82,627)
Cash flows from investing activities:
Acquisition of Descap	-	(21,132)
Purchases of office equipment and leasehold improvements	(411)	(389)
Payment for purchase of Noddings	(125)	-
Purchases of investments	(982)	(5,201)
Proceeds from sale of investments	7,575	12
Net cash provided by (used in) investing activities	6,057	(26,710)
Cash flows from financing activities:
Proceeds (payments) of short-term bank loans, net	9,275	77,390
Proceeds of notes payable	306	20,000
Payments of notes payable	(4,595)	(1,343)
Payments of obligations under capitalized leases	(713)	(1,061)
Proceeds from obligations under capitalized leases	219	-
Proceeds on subordinated debt	1,612	-
Payments on subordinated debt	-	(26)
Proceeds from issuance of common stock under stock option plans	265	4,060
Proceeds from issuance of private placement	-	9,327
Payments for purchases of treasury stock	(186)	-
Net increase (decrease) in drafts payable	8,876	5,936
Dividends paid	(833)	(1,463)
Net cash provided by (used in) financing activities	14,226	112,820
(Decrease) increase in cash	639	3,483
Cash at beginning of the period	1,285	157
Cash at the end of the period	$1,924	$3,640

Non-Cash Investing and Financing Activities

In the first six months of 2005 and 2004, the Company entered into capital leases for office equipment and leasehold improvements for approximately $1.9 million and $0.6 million, respectively, related to non-cash activity.

As of June 30, 2005, the Company acquired $1.1 million in office equipment and leasehold improvements where the obligation related to this acquisition is included in accounts payable.

During the first six months of 2005, Intangible assets increased $2.2 million due to additional consideration payable at June 30, 2005 to the sellers of Descap Securities, Inc.  Up to 75% of this payable may be satisfied with Company’s stock (see “Commitment and Contingencies” note).

See notes to condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary for a fair statement of results for such periods.  The results for any interim period are not necessarily indicative of those for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004.

2.	Reclassification

Certain 2004 amounts on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the 2005 presentation.  The reclassifications made in the Condensed Consolidated Statements of Operations, for the three months and the six months ended June 30, 2004 include $0.3 million and $0.7 million, respectively, in fees received for remarketing municipal bonds being reclassified to Investment banking from Principal transactions, and $0.2 million and $0.6 million, respectively, in transaction related fees that previously had been netted were grossed-up to increase Principal transactions revenue and increase Clearance, settlement and brokerage costs.  Reclassifications made on the Condensed Consolidated Statements of Cash Flows were made pursuant to changes made to the December 31, 2003 Statements of Financial Condition in the Company’s December 2004 10-K.

3.	Comprehensive Income

The Company has no components of other comprehensive income; therefore comprehensive income equals net income (loss).

4.	Earnings Per Common Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding.  Dilutive earnings per share have been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents outstanding during the reporting period.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Weighted average shares for basic earnings per share Effect of dilutive common stock equivalents (stock options and stock issuable under employee benefit plans)	13,319,588 -	12,666,236 1,371,353	13,013,402 -	11,838,724 1,445,053
Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	13,319,588	14,037,589	13,013,402	13,283,777

For the three months and six months ended June 30, 2005, the Company excluded approximately 1.0 million and 0.9 million, respectively, common stock equivalents in its computation of dilutive earnings per share because they were anti-dilutive.

5.	Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following:

(In thousands of dollars)	June 30, 2005	December 31, 2004
Adjustment to record securities owned on a trade date basis, net	$-	$16,009
Securities borrowed	265	462
Securities failed-to-deliver	10,104	22,452
Commissions receivable	2,106	3,072
Receivable from clearing organizations	5,121	4,234
Other	1,072	-
Total receivables	$18,668	$46,229
Payable to clearing organizations	$26,781	$14,685
Adjustment to record securities owned on a trade date basis, net	8,047	-
Securities failed-to-receive	5,697	2,050
Total payables	$40,525	$16,735

Proprietary securities transactions are recorded on trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the Condensed Consolidated Statement of Financial Condition.

6.	Receivables from Customers

At June 30, 2005, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional clients.

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk. The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this right.  At June 30, 2005, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

7.	Intangible Assets

(In thousands of dollars)	June 30, 2005	December 31, 2004
Intangible assets
Customer related (amortizable):
Descap Securities, Inc. - Acquisition	$641	$641
Institutional convertible bond arbitrage group - Acquisition	1,017	1,017
Accumulated amortization	(317)	(280)
	1,341	1,378
Goodwill (unamortizable):
Descap Securities, Inc. - Acquisition	23,763	21,578
Institutional convertible bond arbitrage group - Acquisition	964	964
	24,727	22,542
Total Intangible Assets	$26,068	$23,920

The carrying amount of goodwill for the Descap Securities, Inc. - Acquisition increased by $2.2 million for the six months ended June 30, 2005, related primarily to additional consideration pursuant to the acquisition agreement (see “Commitments and Contingencies” note).

Customer related intangible assets are being amortized over 10 to 12 years.  Future amortization expense is estimated as follows:

Estimated Amortization Expense (year ended December 31)
2005 - remainder	$78
2006	155
2007	155
2008	155
2009	155
2010	155
Thereafter	488
Total	$1,341

8.	Securities Owned And Sold, But Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at:

	June 30, 2005		December 31, 2004
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$69,168	$71,380	$65,364	$60,642
State and municipal bonds	142,767	-	115,819	4,501
Corporate obligations	28,114	650	32,273	726
Corporate stocks	16,482	121	10,669	606
Options	80	-	56	-
Not Readily Marketable Securities
Securities with no publicly quoted market	1,434	-	1,732	-
Securities subject to restrictions	3,524	-	2,824	-
Total	$261,569	$72,151	$228,737	$66,475

Securities not readily marketable include securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that currently cannot be offered or sold because of other arrangements, restrictions or conditions applicable to the securities or to the Company.

9.	Investments

The Company’s investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below.

(In thousands of dollars)	June 30, 2005	December 31, 2004
Carrying Value
Public	$7,936	$19,970
Private	19,194	19,405
Consolidation of Employee Investment Funds, net of Company’s ownership interest	3,626	5,170
Total carrying value	$30,756	$44,545

Investment gains (losses) were comprised of the following:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars)	2005	2004	2005	2004
Public (net realized and unrealized gains and losses)	$(2,407)	$4,162	$(7,073)	$3,849
Private (net realized gains and losses)	-	-	(15)	32
Private (net unrealized gains and losses)	(440)	(21)	443	(17)
Investment gains (losses)	$(2,847)	$4,141	$(6,645)	$3,864

Publicly held investments include 2,218,540 shares of Mechanical Technology Incorporated (“MKTY”). As of June 30, 2005, the MKTY shares have a market value of $7.9 million.  Shares of MKTY may be sold without restriction pursuant to Rule 144(k) of the Securities act of 1933.

During the quarter ended June 30, 2005, the Company sold 121,088 shares of Plug Power Inc. (“PLUG”), representing all its holdings in PLUG.

At June 30, 2005, privately held investments include an investment of $7.0 million in FA Technology Ventures L.P. (the “Partnership”), which represents the Company’s maximum exposure to loss in the Partnership.  The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital.  At June 30, 2005, total Partnership capital for all investors in the Partnership equaled $27.5 million.  The Partnership is considered a variable interest entity, but since the Company is not the primary beneficiary, it has not consolidated the Partnership in these financial statements but has only recorded the value of its investment.  FA Technology Ventures Corporation (“FATV”), a wholly-owned subsidiary of the Company, is the investment advisor for the Partnership.  Revenues derived from management of this investment for the six months ended June 30, 2005 were $0.8 million from external sources.

The Company has consolidated its Employee Investment Funds (EIF). The EIF are limited liability companies established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested.  The Company’s carrying value of this EIF is $3.2 million, excluding the effects of consolidation.  The Company has loaned $1.1 million to the EIF and is also committed to loan approximately $0.4 million to the EIF.  The effect of consolidation was to increase Investments by $3.6 million, decrease Receivable from Others by $1.1 million and increase the Net Payable to Others by $2.5 million.  The Payable to Others amount relates to the value of the EIF owned by employees.

10.	Payables to Others

Amounts payable to others consisted of the following at:

(In thousands of dollars)	June 30, 2005	December 31, 2004
Drafts payable	$10,624	$1,748
Payable to Employees for the Employee Investment Funds (see “Investments” footnote)	2,479	2,535
Payable to Sellers of Descap Securities, Inc. (see “Commitments and Contingencies” note)	2,155	-
Others	2,203	1,648
Total	$17,461	$5,931

Drafts payable represent amounts drawn by the Company against bank overdrafts under a sweep agreement with a bank.

11.	Subordinated Debt

A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The New York Stock Exchange has approved the Company’s subordinated debt agreements related to the Plan.  Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  Principal debt repayment requirements as of June 30, 2005, are as follows:

(In thousands of dollars)
2005	$-
2006	1,288
2007	1,462
2008	1,299
2009	141
2010	266
Thereafter	851
Total	$5,307

12.	Notes Payable

Notes payable include Senior Notes dated June 13, 2003 for $10 million with a fixed interest rate of 8.5%, payable semiannually, maturing on June 30, 2010. Principal payments of $2 million are due on June 30th of each year, commencing June 30, 2006 through June 30, 2010.  The purchasers of these notes are customers of the Company.  At June 30, 2005, based on current estimated interest rate, the fair value of the Senior Notes approximates $9.2 million.

The Company’s Senior Notes contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth (at June 30, 2005, the Company’s net worth was $80.2 million) and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 at the end of each fiscal quarter based on the most recently concluded period of four consecutive quarters (as of the end of the June 30, 2005 quarter, the Company’s adjusted cash flow coverage rate was 1.7 to 1).

There were 437,000 warrants issued to the purchasers of the Senior Notes, which are exercisable between $10.08 and $11.54 per share through June 13, 2010.  The value assigned to the warrants was $1 million.  The value of the Senior Notes was discounted by the value of the warrants and is being amortized over the term of the notes.

Notes payable includes an $18.1 million Term Loan to finance the acquisition of Descap Securities, Inc.  Interest rate is 2.4% over the 30-day London InterBank Offered Rate (“LIBOR”) (3.34% at June 30, 2005).  Interest only was payable through October 31, 2004, and thereafter monthly payments of principal and interest over the life of loan which matures on May 14, 2011. The Term Loan contains various covenants, as defined in the agreement.  As of June 30, 2005, the Company was not in compliance with certain covenants contained in the Term Loan.  On April 22, 2005 the lender agreed to waive the financial covenants contained in the term loan agreement for the quarter ended March 31, 2005.  On August 9, 2005, the lender agreed to amend the loan document, effective June 30, 2005.  The lender agreed to eliminate the EBITDAR requirement of $22.5 million, amend the definition for operating cash flow, fixed charges, EBITDAR and modified indebtedness.  The lender also agreed to increase the maximum allowable modified total funded indebtedness to EBITDAR ratio from 1.75 to 2.00 through March 31, 2006.  Thereafter the modified debt requirement will not exceed 1.75 to 1.  The financial covenants require operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending June 30, 2005, the operating cash flow to total fixed charge ratio 1.64 to 1) and modified total funded debt to EBITDAR ratio of less than 2.00 to 1 (for the twelve month period ending June 30, 2005, modified total funded debt to EBITDAR ratio was 1.56 to 1).  EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments as defined in the modified term loan agreement and referred to as “EBITDAR.”

Notes payable also includes a note for $0.5 million with a fixed interest rate of 7%, payable in quarterly principal payments of $525,000 plus interest, and maturing September 1, 2006. The note will be paid-in-full in the third quarter of 2005. The note is collateralized by $2.0 million in marketable securities classified as investments in the Condensed Consolidated Statement of Financial Condition, of which only $0.8 million was required as of June 30, 2005.

Notes payable includes a note for $0.1 million, which is payable $34,924 per month through September 2005.  The interest rate on this loan is 5.95% per annum.

Principal payments for all notes, which include $598,000 discounted on the Senior Notes, are due as follows:

(In thousands of dollars)
2005 (remaining)	$1,970
2006	4,857
2007	4,857
2008	4,857
2009	4,857
2010	4,857
Thereafter	2,382
Total principal payments	28,637
Less: remaining amortization of value of warrants	598
Total principal payments remaining	$28,039

13.	Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment and leasehold improvements and the present value of the minimum lease payments at June 30, 2005:

(In thousands of dollars)
2005 (remaining)	$861
2006	1,528
2007	1,159
2008	596
2009	429
2010	264
Thereafter	223
Total minimum lease payments	5,060
Less: amount representing interest	587
Present value of minimum lease payments	$4,473

14.	Commitments and Contingencies

CommitmentsU:  As of June 30, 2005, the Company had a commitment through July 2006 to invest up to $9.9 million in FA Technology Ventures L.P. (the “Partnership”).  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of June 30, 2005, the Company had an additional commitment through July 2006 to invest up to $7.3 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.

The EIF are managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

Contingent Consideration:  On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities, Inc. (“Descap”), a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  For each of the years ending May 31, 2005 through May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.

At June 30, 2005, based upon Descap’s Pre-Tax Net Income from June 1, 2004 through May 31, 2005, $2.2 million of additional consideration is payable to the Sellers.  The Company has recorded this additional consideration as a liability at June 30, 2005.  The Company may ultimately decide to issue Company Stock to settle up to 75% of the liability.

Also, based upon Descap’s Pre-Tax Net Income from June 1, 2005 through June 30, 2005, $0.5 million of contingent consideration would be payable to the Sellers.  The contingent consideration will not be accrued in the Company’s financial statement until the contingency is resolved and the consideration is distributable.

Leases:  The Company's headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options and escalation clauses, rent holidays and leasehold improvement incentives, and which expire at various times through 2015.  Future minimum annual lease payments, and sublease rental income, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2005 (remaining)	$4,077	$680	$3,397
2006	9,634	1,360	8,274
2007	9,149	902	8,247
2008	8,426	676	7,750
2009	5,237	-	5,237
2010	4,816	-	4,816
Thereafter	10,053	-	10,053
Total	$51,392	$3,618	$47,774

During the quarter ending June 30, 2005, the Company executed a lease for new office space in New York City, which will provide the opportunity to consolidate its current New York City operations.  The Company currently anticipates moving into the new space in either the fourth quarter of 2005 or first quarter of 2006.  The Company’s leases for its current office spaces in New York City expire in October 2008 and May 2009.  Based upon current market conditions, the Company has estimated it will incur a charge of approximately $2.6 million to $3.0 million, net of anticipated sublease rental income when it ceases to use its current office spaces.  In addition, the Company has revised the estimated useful lives of leasehold improvements related to its existing spaces in New York City and will recognize an additional depreciation expense of approximately $0.9 million between July 1, 2005 and the anticipated cease-use date. Also, in addition to the rent expense being recognized on the existing office spaces through the cease-use date, the Company will also recognize rent expense related to the new space.

Litigation:U  In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court").  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs’ claims have now been referred back to the Bankruptcy Court for such consideration. The Company believes that it has strong defenses to, and intends to vigorously defend itself against the plaintiffs’ claims, and believes that the claims lack merit.

In connection with the termination of Arthur Murphy’s employment by First Albany Capital, Mr. Murphy filed an arbitration claim against First Albany Capital, Alan Goldberg and George McNamee with the National Association of Securities Dealers on June 24, 2005.  The claim alleges damages in the amount of $8 million based on his assertions that he was fraudulently induced to remain in the employ of First Albany Capital.  The Company believes the claim to be wholly without merit and intends to vigorously defend such claim.

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

Letters of Credit:  The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office lease activities, totaling $2.1 million at June 30, 2005.  The letter of credit agreements were collateralized by firm securities with a market value of $2.8 million at June 30, 2005.

Other:U  In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP, an investment fund in which the Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of June 30, 2005 the value of the Company’s investment in the limited partnership is approximately $568,000 and is classified as securities owned on the Condensed Consolidated Statement of Financial Condition.  The Company has not recognized any adjustment to the carrying value of this investment because at this time it is unable to estimate what the future loss, if any, might be.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business and may also purchase or sell securities on a when-issued basis.  As of June 30, 2005, the Company had no outstanding underwriting commitments, and had purchased no securities on a when-issued basis.

15.	Temporary Capital

In connection with the Company’s acquisition of Descap Securities, Inc., the Company issued 549,476 shares of stock which provides the Sellers the right to require the Company to purchase back the shares issued, at a price of $6.14 per share.  Accordingly, the Company has recognized as temporary capital the amount that it may be required to pay under the agreement.  If the put is not exercised by the time it expires, the Company will reclassify the temporary capital to stockholders’ equity. The Company also has the right to purchase back these shares from the Sellers at a price of $14.46.  The put and call rights expire on May 31, 2007.

16.	Stockholders’ Equity

Dividend

In February 2005, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 10, 2005, to shareholders of record on February 24, 2005.  In May 2005, the Board of Directors suspended the $0.05 per share dividend.

Treasury Stock

In December 2003, the Board of Directors authorized a stock repurchase program which expired June 9, 2005.  At June 30, 2005, the Company had repurchased 20,300 shares pursuant to this program on the open market.

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

17.	Benefit Plans

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

Restricted StockU:  1,293,903 shares of restricted stock were awarded under the plans during the first six months of 2005, at a weighted average grant date price of $9.30.  The fair market value of the awards will be amortized over the three-year period in which the restrictions are outstanding.

Options:U  Stock-based compensation cost related to stock options awards is measured at the grant date based on the fair value method and is recognized as expense over the vesting period for awards granted after December 31, 2002.

The following table reflects the effect on net income if the fair value based method had been applied to all outstanding and unvested stock options in each period:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars except for per share amounts)	2005	2004	2005	2004
Net income (loss), as reported	$(3,354)	$2,671	$(10,250)	$744
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	58	84	130	123
Less: Total stock-based employee compensation expense determined under fair value based method for all stock awards, net of tax	(222)	(414)	(551)	(778)
Pro forma net income (loss)	$(3,518)	$2,341	$(10,671)	$89
Earnings per share
As reported
Basic	$(0.25)	$0.21	$(0.79)	$0.06
Diluted	$(0.25)	$0.19	$(0.79)	$0.06
Pro forma
Basic	$(0.26)	$0.18	$(0.82)	$0.01
Diluted	$(0.26)	$0.17	$(0.82)	$0.01

18.	Net Capital Requirements

First Albany Capital is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  First Albany Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of June 30, 2005, First Albany Capital had aggregate net capital, as defined, of $15.5 million, which equaled 153.02% of aggregate debit balances and $14.5 million in excess of required minimum net capital.

Descap is subject to the Securities and Exchange Commission Uniform Net Capital Rule, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined by the rule, shall not exceed 15:1.  The rule also provides that capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10:1.  As of June 30, 2005, Descap had net capital of $8.3 million, which was $8.2 million in excess of its required net capital.  Descap’s ratio of Aggregate Indebtedness to Net Capital was .26 to 1.

19.	Segment Analysis

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

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital and asset management businesses, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments and realized gains and losses as a result of sales of equity holdings.  The Company’s venture capital business generates revenue through the management of a private equity fund.  This segment also includes results related to the Company’s investment in these private equity funds.  The Company’s asset management business generates revenue though managing institutional investors’ assets through its convertible arbitrage group.

Intersegment revenue has been eliminated for purposes of presenting net revenue so that all net revenue presented is from external sources.  Interest revenue is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the segment.  Depreciation and amortization is allocated to each segment.

Information concerning operations in these segments is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars)	2005	2004	2005	2004
Net revenue (including net interest income)
Equities	$13,166	$16,807	$27,177	$38,983
Fixed Income
Taxable Fixed Income	4,028	5,271	8,881	14,545
Municipal Capital Markets	9,889	9,834	17,059	16,647
Fixed Income-Other	3,362	1,380	4,043	4,880
Descap Securities	6,339	2,475	10,821	2,475
Total Fixed Income	23,618	18,960	40,804	38,547
Other	(216)	4,890	(2,800)	5,553
Total Net Revenue	$36,568	$40,657	$65,181	$83,083
Net interest income (included in total net revenue)
Equities	$2	$13	$11	$23
Fixed Income
Taxable Fixed Income	64	97	183	116
Municipal Capital Markets	15	287	99	626
Fixed Income-Other	(100)	61	(133)	145
Descap Securities	887	17	1,474	17
Total Fixed Income	866	462	1,623	904
Other	244	382	478	684
Total Net Interest Income	$1,112	$857	$2,112	$1,611
	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars)	2005	2004	2005	2004
Pre-tax Contribution (Income/(loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle)
Equities	$(2,876)	$599	$(4,799)	$3,259
Fixed Income
Taxable Fixed Income	(1,520)	179	(2,270)	1,741
Municipal Capital Markets	2,316	1,642	3,315	360
Fixed Income-Other	1,959	366	1,837	2,278
Descap Securities	1,940	409	2,290	409
Total Fixed Income	4,695	2,596	5,172	4,788
Other	(7,451)	(2,652)	(17,850)	(10,264)
Total Pre-tax Contribution	$(5,632)	$543	$(17,477)	$(2,217)
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Equities	$258	$263	$540	$530
Fixed Income
Taxable Fixed Income	77	65	96	134
Municipal Capital Markets	90	91	195	185
Fixed Income-Other	9	9	20	18
Descap Securities	31	5	63	5
Total Fixed Income	207	170	374	342
Other	307	300	684	613
Total	$772	$733	$1,598	$1,485

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

The following table reflects revenues for the Company’s major products and services:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars)	2005	2004	2005	2004
Capital Markets (Fixed Income & Equities)

Net revenue

Institutional Sales & Trading
Equities	$10,365	$12,897	$21,218	$29,522
Fixed Income	15,745	13,066	26,734	27,705
Total Institutional Sales & Trading	26,110	25,963	47,952	57,227
Investment Banking
Equities	2,784	3,848	5,914	9,327
Fixed Income	6,993	5,418	12,417	9,916
Total Investment Banking	9,777	9,266	18,331	19,243

Net Interest Income	868	477	1,633	927
Fees and Other	29	61	65	133
Total Net Revenues	$36,784	$35,767	$67,981	$77,530

The Company’s segments financial policies are the same as those described in the “Summary of Significant Accounting Policies” note.  Asset information by segment is not reported since the Company does not produce such information.  All assets are located in the United States of America.  Prior periods’ financial information has been reclassified to conform to the current presentation.

20.	Discontinued Operations

In February 2005, the Company sold its asset management operations, other than its institutional convertible arbitrage group, and, in 2000 sold its Private Client Group.  The Company continues to report the receipt and settlement of pending contractual obligations related to both transactions as discontinued operations.

Amounts reflected in the Condensed Consolidated Statement of Operations are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars)	2005	2004	2005	2004
Net revenues:
Asset management business	$(18)	$496	$161	$1,060
Private Client Group	-	458	50	458
Total net revenues	(18)	954	211	1,518
Expenses:
Asset management business	22	1,100	476	2,827
Private Client Group	190	-	235	-
Total expenses	212	1,100	711	2,827
Loss before income taxes	(230)	(146)	(500)	(1,309)
Income tax benefit	(97)	(60)	(209)	(539)
Loss from discontinued operations, net of taxes	$(133)	$(86)	$(291)	$(770)

21.	New Accounting Standards

In December 2004, the FASB issued SFAS No. 123-Revised, “Share-Based Payment.”  SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and will become effective for the interim reporting periods ending March 31, 2006.  SFAS 123R will impact the measurement and reporting of stock-based compensation.  The Company has not yet determined the impact these revisions will have on its results of operations.

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

Business Overview

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

•

Mortgage-Backed and Asset-Backed Securities

•

Municipal Bonds (Tax-exempt and Taxable Municipal Securities)

These products can be sold through any of the Company’s Fixed Income segments:  Taxable Fixed Income, Descap Securities, Municipal Capital Markets, and Fixed Income-Other.  Fixed Income investment banking generates revenues by providing financial advisory and capital raising services to municipalities, government agencies and other public institutions.

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital and asset management businesses, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments and realized gains and losses as a result of sales of equity holdings.  The Company’s venture capital business generates revenue through the management of private equity funds.  This segment also includes results related to the Company’s investment in these private equity funds.  The Company’s asset management business generates revenue through managing institutional investors’ assets through its convertible arbitrage group.

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

Business Environment

During the second quarter the equities markets experienced declining underwriting and trading volumes compared to the year ago period.  The number of equity underwriting transactions fell 18.6 percent versus the second quarter of 2004.  During that time period follow-on underwriting activity declined 30.8 percent while initial public offering (IPO) activity was up 12 percent.  Despite the increase in IPO transactions, IPO dollar volume actually declined 20.3 percent.  Over that period secondary dollar volume declined 20.0%.  (Source:  Commscan Excludes closed-end funds and REITS). Equity trading volumes for the quarter were relatively unchanged compared to prior year. Listed volume was up 10 percent but up only 1 percent when adjusting for the impact of program trading.  Program trading on the NYSE now accounts for over 56 percent of total trading volume up from 42.3 percent in the second quarter of 2004.  Average daily OTC volume was up 3 percent to 1.6 billion shares.. (Source: Bank of America Securities LLC).

In the fixed income markets, relatively low market volatility and price transparency have negatively impacted spreads in secondary market for high grade and mortgage-backed securities.  Total municipal underwriting new issue activity was up 5 percent compared to a year ago, with negotiated underwriting dollar volume down 6 percent. (Source:  Thomson Financial Securities Data).

Three months ended June 30, 2005

	Three Months Ended June 30
(In thousands of dollars)	2005	2004
Revenues:
Commissions	$4,643	$5,360
Principal transactions	21,687	20,183
Investment banking	9,792	9,545
Investment gains (losses)	(2,847)	4,141
Interest income	4,267	2,187
Fees and other	2,181	571
Total revenues	39,723	41,987
Interest expense	3,155	1,330
Net revenues	36,568	40,657
Expenses (excluding interest):
Compensation and benefits	29,094	28,319
Clearing, settlement and brokerage costs	3,071	1,668
Communications and data processing	3,708	3,798
Occupancy and depreciation	2,951	2,338
Selling	1,781	1,967
Other	1,595	2,024
Total expenses (excluding interest)	42,200	40,114
Income (loss) before income taxes	(5,632)	543
Income tax benefit	(2,411)	(2,214)
Income (loss) from continuing operations	(3,221)	2,757
Loss from discontinued operations, net of taxes	(133)	(86)
Net income (loss)	$(3,354)	$2,671
Net interest income:
Interest income	$4,267	$2,187
Interest expense	3,155	1,330
Net interest income	$1,112	$857

Financial Overview

For the three months ended June 30, 2005, consolidated net revenues from continuing operations for the Company were $36.6 million, compared to $40.7 million for 2004.  The Company reported a net loss from continuing operations of $3.2 million for the quarter compared to net income from continuing operations of $2.8 million for the same period in 2004.  Results for the second quarter were negatively impacted by a $1.7 million decline in the value of the Company’s investment portfolio, net of tax; severance of $1.1 million, net of tax; and $0.1 million in costs, net of tax, associated with the initiative to consolidate the Company’s New York City offices with those of Descap Securities.  Excluding the decline in investment income, severance and office relocation expenses, the consolidated net loss from continuing operations would have been $0.3 million.  Earnings from continuing operations for the three months ended June 30, 2005 were a net loss of $0.24 per diluted share compared to a net income of $0.20 per diluted share for 2004.  The Company reported consolidated net loss of $3.4 million for the three months ended June 30, 2005, compared to a consolidated net income of $2.7 million for the three months ended June 30, 2004. Consolidated earnings per share for the three months ended June 30, 2005, were a net loss of $0.25 per diluted share compared with a net income of $0.19 per diluted share for same period in 2004.

Net Revenue

Net revenue of $36.6 million was down $4.1 million, or 10.1 percent, versus the second quarter of 2004.  Included in the results for the second quarter was $2.8 million in investment losses related to the Company’s investment portfolio. Commission revenue was down $0.7 million, or 13.4 percent, due to a $0.9 million decline in listed commissions.  Principal transaction revenue was up $1.5 million, or 7.4 percent, compared to the second quarter of 2004.  The increase in principal transaction revenue was the result of a strong quarter in Fixed Income, and in particular significant year-over-year increases in both mortgage-related and middle markets revenue.  These increases were offset by a $2.0 million drop in NASDAQ principal revenue and a $1.2 million decline in corporate bond principal revenue.  Investment banking revenue of $9.8 million represented a 2.6 percent increase versus the same period last year.  Revenue growth in Public Finance was offset to some extent by continued weakness in Equities investment banking.   Fees and other was up $1.6 million to $2.2 million due to a $1.5 million realized gain as a result of the sale of the Company’s NYSE seat and an increase of $0.1 million in investment management fees in the convertible arbitrage group.  Net interest income increased $0.3 million.  Descap Securities added $0.9 million in net interest income compared to the second quarter of 2004.  A decrease in interest income in municipals resulted in a $0.3 million decline in municipal net interest income.

Non-Interest Expense

Non-interest expense was up $2.1 million, or 5.2 percent, to $42.2 million.  The increase was primarily the result of a $1.4 million increase in severance expense, $1.3 million in electronic communication network (“ECN”) costs in Equities, and $0.4 million in costs associated with relocating the firm’s San Francisco and New York City Offices.

Despite the decline in overall net revenue, compensation and benefits expense increased 2.7 percent, or $0.8 million, to $29.1 million.  Driving the increase in compensation expense was a $0.8 million in increase restricted stock amortization and $1.4 million increase in severance expense.  Incentive compensation was down $1.9 million as a result of the year-over-year decline in net revenue.  The increase in restricted stock amortization was due primarily to the stock grants made in the first quarter of 2005 related to 2004 bonuses.  The increase in severance expense was the result of staff reductions in Equities and the Corporate Bond Group.

Clearing, settlement, and brokerage costs increased  84.0 percent to $3.1 million.  ECN costs in Equities were up $1.3 million, or 224.1 percent.  Although customer volume declined year-over-year, the Company’s NASDAQ trading volume increased approximately 81.1 percent.  This coupled with higher vendor execution costs drove the increase.  Consistent with the decline in listed net revenue, floor brokerage expense was down $0.1 million compared to the second quarter in 2004.

Communications and data processing costs were down $0.1 million to $3.7 million.  Data processing expense was down $0.5 million, or 43.0 percent, as a result of more favorable pricing from the Company’s back-office vendor.  This decline in data processing was offset by a $0.3 million year-over-year increase in market data costs.

Occupancy and depreciation expense increased 26.2 percent, or $0.6 million.  Occupancy costs at Descap Securities and costs associated with relocating the Company’s offices in San Francisco and New York City accounted for the majority of the year-over-year variance.

Selling expense was down 9.4 percent compared to the second quarter of 2004, with Equities accounting for the majority of the year-over-year decline.

Other expense declined $0.4 million to $1.6 million, with a $0.2 million drop in professional fees accounting for the majority of the favorable variance.

Income tax benefit as a percentage of pre-tax loss was 42.8 percent compared to income tax benefit to pre-tax income of 407.7 percent in the second quarter of 2004. In the second quarter of 2004, the Company recognized a $2.2 million tax benefit due to a difference in the accounting versus tax treatment as a result of the Company’s distribution of Plug Power, Inc. to shareholders in May 2004.

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

Equities

	Three Months Ended June 30
(In thousands of dollars)	2005	2004
Net revenue
Sales and Trading	$10,365	$12,897
Investment Banking	2,784	3,848
Net Interest / Other	17	62
Total Net Revenue	$13,166	$16,807

Operating Income	$(2,876)	$599

Q2 2005 vs. Q2 2004

Total Equities net revenue was down 21.7 percent, or $3.6 million. NASDAQ net revenue fell $2.0 million to $6.5 million while listed net revenue of $3.9 million was down 12.9 percent compared to the same period in 2004.  A $1.5 million decline in underwriting revenue and a $0.7 million decline in fee revenue helped drive Investment Banking net revenue down 27.7 percent, or $1.1 million, to $2.8 million.

Fixed Income

	Three Months Ended June 30
(In thousands of dollars)	2005	2004
Net revenue
Sales and Trading	$15,745	$13,066
Investment Banking	6,993	5,418
Net Interest / Other	880	476
Total Net Revenue	$23,618	$18,960

Operating Income	$4,695	$2,596

Q2 2005 vs. Q2 2004

Total Fixed Income net revenue of $23.6 million represented a 24.6 percent increase over the prior year.  A strong quarter in Public Finance helped drive a 29.1 percent increase in Fixed Income investment banking net revenue.  Public Finance net revenue for the quarter was $6.7 million.  Public Finance underwriting revenue increased $0.2 million to $4.2 million.  Public Finance advisory and other fee revenue was $2.5 million, an increase of $1.1 million compared to the same period in 2004.

Sales and trading net revenue increase 20.5 percent for the second quarter of 2005.  The acquisition of Descap Securities and a strong quarter in the middle markets group helped fuel the year-over-year increase in net revenue.  Mortgaged-backed sales and trading net revenue increased 63.9 percent to $5.9 million for the three months ended June 30, 2005.  For the quarter Descap Securities, which the Company acquired in May 2004, reported $5.2 million in sales and trading revenue versus $2.5 million in the year ago period.  Despite a 44.3 percent increase in high yield product revenue, corporate bond performance continued to suffer as spread compression in the high grade secondary corporate bond market continued to negatively impact the group’s performance.  Total corporate bond net revenue fell to $2.9 million in the second quarter of 2005, a decline of 29.7 percent. The growth in high yield revenue was driven by the acquisition of a high yield team in August of 2004 Municipal sales and trading net revenue was down 22.2% to $3.6 million on lower principal transaction revenue.

Other

	Three Months Ended June 30
(In thousands of dollars)	2005	2004
Net revenue
Investment Gain (Losses)	$(2,847)	$4,141
Net Interest / Other	2,631	749
Total Net Revenue	$(216)	$4,890

Operating Income	$(7,451)	$(2,652)

Q2 2005 vs. Q2 2004

Other net revenue declined $5.1 million primarily as a result of a $7.0 million decline in investment income related to the value of the Company’s investment portfolio.  The decline in investment income related to the Company’s investment portfolio was mitigated to some extent by a $1.5 million realized gain on the sale of the Company’s NYSE seat and $0.1 million increase in management fee income in the convertible arbitrage group in other revenue.

Six months ended June 30, 2005

	Six Months Ended June 30
(In thousands of dollars)	2005	2004
Revenues:
Commissions	$9,231	$11,158
Principal transactions	39,312	45,131
Investment banking	18,254	20,187
Investment gains (losses)	(6,645)	3,864
Interest income	7,652	3,923
Fees and other	2,917	1,132
Total revenues	70,721	85,395
Interest expense	5,540	2,312
Net revenues	65,181	83,083
Expenses (excluding interest):
Compensation and benefits	58,039	59,661
Clearing, settlement and brokerage costs	4,805	3,433
Communications and data processing	7,367	7,781
Occupancy and depreciation	5,683	4,565
Selling	3,515	3,706
Other	3,249	6,154
Total expenses (excluding interest)	82,658	85,300
Income (loss) before income taxes	(17,477)	(2,217)
Income tax benefit	(7,518)	(3,731)
Income (loss) from continuing operations	(9,959)	1,514
Loss from discontinued operations, net of taxes	(291)	(770)
Net income (loss)	$(10,250)	$744
Net interest income:
Interest income	$7,652	$3,923
Interest expense	5,540	2,312
Net interest income	$2,112	$1,611

For the six months ended June 30, 2005, consolidated net revenues from continuing operations for the Company were $65.2 million, compared to $83.1 million for 2004.  The Company reported a net loss from continuing operations of $10.0 million for the first six months compared to a net income from continuing operations of $1.5 million for the same period in 2004.  Consolidated earnings from continuing operations for the period were a net loss of $0.77 per diluted share compared to a net income of $0.11 per diluted share for 2004.  The Company reported a consolidated net loss of $10.3 million for the six months ended June 30, 2005, compared to a consolidated net income of $0.7 million for same period in 2004. Consolidated earnings per share for the six months ended June 30, 2005, were a net loss of $0.79 per diluted share compared with a net income of $0.06 per diluted share for same period in 2004.

Net Revenue

Net revenue of $65.2 million was down $17.9 million, or 21.5 percent, versus the first six months of 2004.  Included in the year-to-date results in 2005 was $6.6 million in investment losses related to the Company’s investment portfolio. Commission revenue was down $1.9 million, or 17.3 percent, due to a $2.2 million decline in listed commissions.  Principal transaction revenue was down $5.8 million, or 12.9 percent, compared to the first six months in 2004.  The decline in principal transaction revenue was the result of lower volumes in Equities and Corporate Bonds.  Investment banking revenue of $18.3 million represented a 9.6 percent increase versus the same period last year.  Revenue growth in Public Finance was offset to some extent by continued weakness in Equities investment banking.  Fees and other was up $1.8 million to $2.9 million due to a $1.5 million realized gain as a result of the sale of the Company’s NYSE seat and an increase of $0.3 million in investment management fees in the convertible arbitrage group.  Net interest income increased $0.5 million.  Descap Securities added $1.5 million in net interest income versus the first six months of 2004.  A decrease in interest income in municipals resulted in a $0.5 million decline in municipal net interest income.

Non-Interest Expense

Non-interest expense was down $2.6 million, or 3.1 percent, to $82.7 million.  The decrease was primarily the result of a $2.2 million decline in legal fees.

Compensation and benefits expense declined 2.7 percent, or $1.6 million, to $58.0 million.  Incentive compensation was down $6.3 million as a result of the decline in net revenue.  Over that same time period restricted stock expense was up $1.9 million and severance expense increased $2.3 million due to costs related to headcount reductions primarily in Equities and the Corporate Bond Group.  The increase in restricted stock amortization was due primarily to the stock grants made in the first quarter of 2005 related to 2004 bonuses.

Clearing, settlement, and brokerage costs increased 39.9 percent to $4.8 million as a result of a $1.5 million increase in ECN costs in Equities. Despite a year-over-year decline in customer volume, the Company’s NASDAQ trading volume increased approximately 49.4 percent.  This coupled with higher venue execution costs drove the increase.

Communications and data processing costs were down $0.4 million to $7.4 million.  Data processing expense was down $1.3 million, or 50.2 percent, as a result of more favorable pricing from the Company’s back-office vendor.  This decline in data processing was offset by a $0.7 million year-over-year increase in market data costs.

Occupancy and depreciation expense increased 24.5 percent, or $1.1 million.  Occupancy costs at Descap Securities and costs associated with relocating the Company’s offices in San Francisco and New York City accounted for the majority of the year-over-year variance.

Selling expense was down 5.2 percent compared to 2004, with Equities accounting for the majority of the year-over-year decline.

Other expense declined $2.9 million to $3.2 million.  The decline was the result of a $2.2 million drop in legal fees and $0.5 million decline in professional fees.  In the first quarter of 2004, the Company incurred $1.5 million in legal expense related to a previously disclosed customer dispute in Fixed Income and $0.6 million to settle an employment matter in Equities.

Income tax benefit as a percentage of pre-tax loss was 43.0 percent compared to 168.3 percent in 2004. In the second quarter of 2004, the Company recognized a $2.2 million tax benefit due to a difference in the accounting versus tax treatment as a result of the Company’s distribution of Plug Power, Inc. to shareholders in May 2004.

Business Highlights

Equities

	Six Months Ended June 30
(In thousands of dollars)	2005	2004
Net revenue
Sales and Trading	$21,218	$29,522
Investment Banking	5,914	9,327
Net Interest / Other	45	134
Total Net Revenue	$27,177	$38,983

Operating Income	$(4,799)	$3,259

YTD 2005 vs. YTD 2004

Total Equities net revenue was down 30.3 percent, or $11.8 million. Sales and trading revenue continued to show weakness as a result of lower customer volumes.  NASDAQ net revenue fell $6.6 million to $13.5 million while listed net revenue of $7.7 million was down 18.4 percent compared to the same period in 2004.  A $2.7 million decline in underwriting revenue and a $0.8 million decline in fee and other revenue helped drive Investment Banking net revenue down 36.6 percent, or $3.4 million, to $5.9 million.

Fixed Income

	Six Months Ended June 30
(In thousands of dollars)	2005	2004
Net revenue
Sales and Trading	$26,734	$27,705
Investment Banking	12,417	9,916
Net Interest / Other	1,653	926
Total Net Revenue	$40,804	$38,547

Operating Income	$5,172	$4,788

YTD 2005 vs. YTD 2004

Total Fixed Income net revenue of $40.8 million represented a 5.9 percent increase versus the prior year.  Revenue growth in Public Finance helped drive a 25.2 percent increase in Fixed Income investment banking net revenue.  Public Finance net revenue for the first six months was $11.8 million.  Public Finance underwriting revenue increased $1.0 million to $8.1 million.  Public Finance advisory fee revenue was $3.7 million, an increase of $1.4 million compared to the same period in 2004.

Sales and trading net revenue was down 3.5 percent in 2005.  The acquisition of Descap Securities helped mitigate the continued weakness in both the corporate bond and municipals areas. Mortgaged-backed sales and trading net revenue increased 120.1 percent to $10.6 million for the period.  Descap Securities, which the company acquired in May 2004, reported $9.0 million in sales and trading revenue versus $2.5 million in the year ago period.  Despite a 51.0 percent increase in high yield product revenue, corporate bond performance continued to suffer as spread compression in the high grade secondary corporate bond market continued to negatively impact the group’s performance.  Total corporate bond net revenue fell to $6.7 million in 2005, a decline of 43.9 percent.  Driven by the acquisition of a high yield team in August of 2004, high yield net revenue increased $1.1 million to $3.2 million in 2005.  Municipal sales and trading net revenue was down 23.4 percent to $6.1 million on lower principal transaction revenue.

Other

	Six Months Ended June 30
(In thousands of dollars)	2005	2004
Net revenue
Investment Gain (Losses)	$(6,645)	$3,864
Net Interest / Other	3,845	1,689
Total Net Revenue	$(2,800)	$5,553

Operating Income	$(17,850)	$(10,264)

YTD 2005 vs. YTD 2004

Other net revenue declined $8.4 million primarily as a result of a $10.5 million decline in investment income related to the Company’s investment portfolio.  The decline in the value of the Company’s investment portfolio was mitigated to some extent by a $1.5 million realized gain on the sale of the Company’s NYSE seat and $0.3 million increase in management fee income in the convertible arbitrage group in other revenue.

Liquidity and Capital ResourceU

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

Short-term Bank Loans

Management believes that funds provided by operations, sale of investments and a variety of bank lines of credit totaling at least $300 million, of which approximately $151 million were unused as of June 30, 2005, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs.  These bank lines of credit consist of credit lines that the Company has been advised are available, but for which no contractual lending obligations exist and are repayable on demand.  These bank lines of credit are limited to financing securities eligible for collateralization, which includes Company owned securities.

Notes Payable

Notes payable includes an $18.1 million Term Loan to finance the acquisition of Descap Securities, Inc.  Interest rate is 2.4% over the 30-day London InterBank Offered Rate (“LIBOR”) (3.34% at June 30, 2005).  Interest only was payable through October 31, 2004, and thereafter monthly payments of principal and interest over the life of loan which matures on May 14, 2011. The Term Loan contains various covenants, as defined in the agreement..  As of June 30, 2005, the Company was not in compliance with certain covenants contained in the Term Loan.  On April 22, 2005 the lender agreed to waive the financial covenants contained in the term loan agreement for the quarter ended March 31, 2005.  On August 9, 2005, the lender agreed to amend the loan document, effective June 30, 2005.  The lender agreed to eliminate the EBITDAR requirement of $22.5 million, amend the definition for operating cash flow, fixed charges, EBITDAR and modified indebtedness.  The lender also agreed to increase the maximum allowable modified total funded indebtedness to EBITDAR ratio from 1.75 to 2.00 through March 31, 2006.  Thereafter the modified debt requirement will not exceed 1.75 to 1.  The financial covenants require operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending June 30, 2005, the less than 2.00 to 1 (for the twelve month period ending June 30, 2005, modified total funded debt to EBITDAR ratio was 1.56 to 1).  EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments as defined in the modified term loan agreement and referred to as “EBITDAR.”

The Company’s notes payable include Senior Notes for $10 million which contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth (at June 30, 2005, the Company’s net worth was $80.2 million) and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 as of the end of each fiscal quarter based on the most recently concluded period of four consecutive quarters (as of the end of the June 30, 2005 quarter, the Company’s adjusted cash flow coverage rate was 1.7 to 1). As of June 30, 2005, the Company was in compliance with these covenants.

Notes payable include a note for $0.5 million with a fixed interest rate of 7%, payable in quarterly principal payments of $525,000 plus interest, and maturing September 1, 2006. The note will be paid-in-full in the third quarter 2005. The note is collateralized by $2.0 million in marketable securities classified as investments in the Condensed Consolidated Statement of Financial Condition, of which only $0.8 million was required as of June 30, 2005.

Notes payable includes a note for $0.1 million, which is payable $34,924 per month through September 2005.  The interest rate on this loan is 5.95% per annum.

Regulatory

As of June 30, 2005, First Albany Capital Inc. and Descap Securities, Inc., both registered broker-dealer subsidiaries of First Albany Companies Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of June 30, 2005, First Albany Capital Inc. had net capital of $15.5 million, which exceeded minimum net capital requirements by $14.5 million, while Descap Securities, Inc. had net capital of $8.3 million, which exceeded minimum net capital requirements by $8.2 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business and may also purchase and sell securities on a when-issued basis. As of June 30, 2005, the Company had no outstanding underwriting commitments, and had purchased no securities on a when-issued basis.

Investments and Commitments

In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP, an investment fund in which the Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of June 30, 2005 the value of the Company’s investment in the limited partnership is approximately $568,000 and is classified as securities owned on the Condensed Consolidated Statement of Financial Condition.  The Company has not recognized any adjustment to the carrying value of this investment because at this time it is unable to estimate what the future loss, if any, might be.

Publicly held investments include 2,218,540 shares of Mechanical Technology Incorporated (“MKTY”). As of June 30, 2005, the MKTY shares have a market value of $7.9 million.  For the three months ending June 30, 2005 the Company sold 630,551 shares of MKTY, receiving $2.4 million in total proceeds from the sales. Shares of MKTY may be sold without restriction pursuant to Rule 144(k) of the Securities act of 1933.

As of June 30, 2005, the Company had a commitment through July 2006 to invest up to $9.9 million in FA Technology Ventures, LP (the “Partnership”).  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of June 30, 2005, the Company had an additional commitment through July 2006 to invest up to $7.3 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office lease activities, totaling $2.1 million at June 30, 2005.  The letter of credit agreements were collateralized by firm securities with a market value of $2.8 million at June 30, 2005.

Other

The Company has deferred tax assets of $21.2 million and deferred tax liabilities of $5.4 million as of June 30, 2005 reflecting net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within net operating loss carryforward periods giving consideration to our restructuring program. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not materialize, our long-term forecast will require reassessment. As a result, we may need to establish valuation allowances for all or a portion of the net deferred tax assets. The net deferred tax asset of $15.8 million is recorded on the Condensed Consolidated Statement of Financial Condition. At December 31, 2004, the Company had a net deferred tax asset of $8.5 million.

Contingent Consideration

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities, Inc. (“Descap”), a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  For each of the years ending May 31, 2005 through May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.

At June 30, 2005, based upon Descap’s Pre-Tax Net Income from June 1, 2004 through May 31, 2005, $2.2 million of additional consideration is payable to the Sellers.  The Company has recorded this additional consideration as a liability at June 30, 2005.   The Company may ultimately decide to issue Company Stock to settle up to 75% of the liability.

Also, based upon Descap’s Pre-Tax Net Income from June 1, 2005 through June 30, 2005, $0.5 million of contingent consideration would be payable to the Sellers.  The contingent consideration will not be accrued in the Company’s financial statements until the contingency is resolved and the consideration is distributable.

CONTRACTUAL OBLIGATIONS

First Albany Companies Inc. has contractual obligations to make future payments in connection with our short-term debt, long-term debt, capital leases, and operating leases. See Notes to Condensed Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	2005	2006	2007	2008	2009	2010	Thereafter	Total
Short-term bank loans	$149,150	$-	$-	$-	$-	$-	$-	$149,150
Long term debt (1)	1,970	4,857	4,857	4,857	4,857	4,857	2,382	28,637
Purchase obligations	-	-	-	-	-	-	-	-
Capital lease obligations (including interest)	861	1,528	1,159	596	429	264	223	5,060
Operating leases (net of sublease rental income)(2)	3,397	8,274	8,247	7,750	5,237	4,816	10,053	47,774
Subordinated debt (3)	-	1,288	1,462	1,299	141	266	851	5,307
Total	$155,378	$15,947	$15,725	$14,502	$10,664	$10,203	$13,509	$235,928

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

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123-Revised, “Share-Based Payment.”  SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and will become effective for the interim reporting period ending March 31, 2006.  SFAS 123R will impact the measurement and reporting of stock-based compensation.  The Company has not yet determined the impact these revisions will have on its results of operations.

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

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date.  The amounts shown are net of long and short positions:

(In thousands of dollars)	2005	2006	2007	2008	2009	2010	Thereafter	Total
Fair value of securities
Corporate bonds	$56	$534	$1,893	$1,417	$1,499	$707	$24,871	$30,977
State and municipal bonds	2,206	1,318	692	1,012	4,507	8,420	124,612	142,767
US Government and federal agency obligations	340	(1,647)	951	655	(650)	(11,190)	9,329	(2,212)
Subtotal	2,602	205	3,536	3,084	5,356	(2,063)	158,812	171,532
Equity securities	17,886	-	-	-	-	-	-	17,886
Investments	30,756	-	-	-	-	-	-	30,756
Fair value of securities	$51,244	$205	$3,536	$3,084	$5,356	$(2,063)	$158,812	$220,174

Following is a discussion of the Company's primary market risk exposures as of June 30, 2005, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at June 30, 2005 was $138.5 million and $111.2 million at December 31, 2004 (net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.  At June 30, 2005, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $4.3 million and at year-end 2004 was $4.5 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $17.9 million in securities owned at June 30, 2005 and $11.9 million in securities owned at December 31, 2004, have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $1.8 million at June 30, 2005 and $1.2 million at year-end 2004.  The Company's investment portfolio excluding the consolidation of Employee Investment Fund (see “Investments” note in the Consolidated Financial Statement) at June 30, 2005 and December 31, 2004, had a fair market value of $27.1 million and $39.4 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations and amounts to $2.7 million at June 30, 2005 and $3.9 million at year-end 2004.  The actual risks and results of such adverse effects may differ substantially.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Form 10Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the June 30, 2005 quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the termination of Arthur Murphy’s employment by First Albany Capital, Mr. Murphy filed an arbitration claim against First Albany Capital, Alan Goldberg and George McNamee with the National Association of Securities Dealers on June 24, 2005.  The claim alleges damages in the amount of $8 million based on his assertions that he was fraudulently induced to remain in the employ of First Albany Capital.  The Company believes the claim to be wholly without merit and intends to vigorously defend such claim.

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

A.

Annual meeting was held on April 28, 2005

B.

Election of Directors:  (There were no broker non-votes with respect to the election of Directors)

Votes For

Against

Withheld Authority

George C. McNamee

11,284,533

0

1,853,169

Walter M. Fiederowicz

12,486,585

0

651,117

Shannon P. O’Brien

12,801,482

0

336,220

C.

Other matters voted on at the Annual Meeting

1.

To consider and act upon a proposal to approve the adoption of the Fourth Amendment to the First Albany Companies Inc. 1999 Long-term Incentive Plan to increase the number of shares available for issuance.

For

4,262,211

Against:

2,584,586

Abstain:

411,253

Broker non-votes:

5,879,652

2.

To consider and act upon a proposal to approve the adoption of the First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees..

For

4,756,172

Against:

2,182,602

Abstain:

319,276

Broker non-votes:

5,879,652

3.

To consider and act upon a proposal to approve the adoption of the First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees.

For

4,748,193

Against:

2,190,746

Abstain:

319,110

Broker non-votes:

5,879,653

4.

To transact such other business as may properly come before the meeting or any adjournment thereof.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Item Number	Item

10.7c	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended (filed as Registration No. 333-124707 to Form S-8) dated May 6, 2005

10.26	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees (filed as Registration No. 333-121927 to Form S-8) dated January 10, 2005

10.26a	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees, as amended (filed as Registration No. 333-124705 to Form S-8) dated May 6, 2005

10.27	First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees (filed as Registration No. 333-121928 to Form S-8) dated January 10, 2005

10.27a	First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees, as amended (filed as Registration No. 333-124706 to Form S-8) dated May 6, 2005

10.28	One Montgomery Tower Lease Agreement between Post-Montgomery Associated and First Albany Companies Inc., dated April 4, 2005 (filed as Exhibit 10.1 to Form 8-K dated April 8, 2005)

10.29	First Albany Companies Inc. Restricted Stock Inducement Plan for Descap Employees (filed as Registration No. 333-124648) dated May 5, 2005

10.30	1301 Avenue of the Americas lease agreement between Deutsche Bank AG and First Albany Capital Inc., dated April 6, 2005 (filed as Exhibit 10.1 to Form 8-K) dated May 23, 2005

10.30a	1301 Avenue of the Americas lease agreement between Deutsche Bank AG and First Albany Capital Inc., as amended (filed as exhibit 10.2 to Form 8-K) dated May 23, 2005

10.31	Third Amendment to Loan Agreement dated June 30, 2005 between First Albany Companies Inc. and Key Bank National Association (filed as an exhibit herewith)

(31)	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act

(32)	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2005:

1.	Form 8-K filed April 8, 2005, announcing sublease between First Albany Capital Inc. and Post-Montgomery Associated.

2.	Form 8-K filed April 27, 2005, announcing First Albany Companies Inc.’s financial results for the first quarter ended March 31, 2005.

3.	Form 8-K filed April 29, 2005, furnishing slide presentation issued April 28, 2005 from annual Shareholders’ meeting.

4.	Form 8-K filed April 29, 2005, announcing award of stock options to non-employee directors related to 2003 Directors’ Stock Plan.

5.	Form 8-K filed May 23, 2005, announcing sublease between First Albany Capital Inc. and Deutsche Bank AG.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.

(Registrant)

Date:	August 5, 2005	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer

Date:	August 5, 2005	/S/STEVEN R. JENKINS
Steven R. Jenkins
Chief Financial Officer
(Principal Accounting Officer)

Certification on Form 10-Q

EXHIBIT 31.1

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date:	August 5, 2005	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer

Certification on Form 10-Q

EXHIBIT 31.2

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date:	August 5, 2005	/S/STEVEN R. JENKINS
Steven R. Jenkins
Chief Financial Officer

 (Exhibit 32)

Certification

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Each of the undersigned officers of First Albany Companies Inc., a New York corporation (the “Company”), does hereby certify to such officer’s knowledge that:

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	August 5, 2005	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer
Date:	August 5, 2005	/S/STEVEN R. JENKINS
Steven R. Jenkins
Chief Financial Officer