Form 10-Q
period 2005-09-30
FIRST ALBANY COMPANIES INC
filed 2005-11-03
CIK 782842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes

  X

No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes

No

  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,082,462 shares of Common Stock were outstanding as of the close of business on October 21, 2005

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Page

Part I

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Statements of Financial

Condition at September 30, 2005 (unaudited)

and December 31, 2004

3

Condensed Consolidated Statements of Operations

for the Three Months and Nine Months Ended

September 30, 2005 and September 30, 2004

(unaudited)

4

Condensed Consolidated Statements of Cash Flows

for the Nine Months Ended September 30, 2005

and September 30, 2004 (unaudited)

5-6

Notes to Condensed Consolidated Financial Statements

7-21

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

22-34

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

35-36

Item 4.

Controls and Procedures

37

Part II

Other Information

Item 1.

Legal Proceedings

38

Item 6.

Exhibits and Reports on Form 8-K

39

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

Item 1.  Financial Statements

(In thousands of dollars)
As of	September 30 2005	December 31 2004
Assets
Cash	$1,661	$1,285
Cash and securities segregated for regulatory purposes	6,800	-
Securities purchased under agreement to resell	31,508	35,028
Receivables from:
Brokers, dealers and clearing agencies	91,386	46,229
Customers, net	1,165	3,311
Others	6,725	7,013
Securities owned	345,320	228,737
Investments	32,257	44,545
Office equipment and leasehold improvements, net	7,623	7,008
Intangible assets	26,029	23,920
Deferred tax asset, net	17,798	8,511
Other assets	4,124	4,526
Total assets	$572,396	$410,113
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$278,685	$139,875
Payables to:
Brokers, dealers and clearing agencies	60,709	16,735
Customers	1,696	1,603
Others	17,779	5,931
Securities sold, but not yet purchased	65,564	66,475
Accounts payable	3,736	5,109
Accrued compensation	15,321	37,582
Accrued expenses	9,098	8,311
Notes payable	26,833	32,228
Obligations under capitalized leases	4,597	3,110
Total liabilities	484,018	316,959
Commitments and Contingencies
Temporary capital	3,374	3,374
Subordinated debt	5,307	3,695
Stockholders’ Equity
Common stock	168	155
Additional paid-in capital	157,016	147,059
Unearned compensation	(17,391)	(15,061)
Deferred compensation	3,387	3,704
Retained deficit	(59,569)	(45,575)
Treasury stock, at cost	(3,914)	(4,197)
Total stockholders’ equity	79,697	86,085
Total liabilities and stockholders’ equity	$572,396	$410,113

See notes to condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
(In thousands of dollars except for per share amounts and shares outstanding)	2005	2004	2005	2004
Revenues:
Commissions	$4,355	$4,963	$13,586	$16,121
Principal transactions	17,026	24,485	56,337	69,616
Investment banking	14,359	11,994	32,613	32,184
Investment gains (losses)	398	(6,204)	(6,247)	(2,341)
Interest	3,832	2,972	11,485	6,895
Fees and other	647	663	3,564	1,794
Total revenues	40,617	38,873	111,338	124,269
Interest expense	3,458	1,809	8,999	4,120
Net revenues	37,159	37,064	102,339	120,149
Expenses (excluding interest):
Compensation and benefits	29,881	32,254	87,919	91,916
Clearing, settlement and brokerage costs	2,375	1,577	7,180	5,011
Communications and data processing	3,598	3,587	10,965	11,369
Occupancy and depreciation	3,460	2,417	9,143	6,982
Selling	1,719	1,966	5,234	5,671
Impairment	-	1,375	-	1,375
Restructuring	-	750	-	750
Other	1,352	3,589	4,601	9,743
Total expenses (excluding interest)	42,385	47,515	125,042	132,817
Income (loss) before income taxes	(5,226)	(10,451)	(22,703)	(12,668)
Income tax (benefit) expense	(2,274)	(4,458)	(9,791)	(8,188)
Income (loss) from continuing operations	(2,952)	(5,993)	(12,912)	(4,480)
Income (loss) from discontinued operations, net of taxes	41	(378)	(249)	(1,147)
Net income (loss)	$(2,911)	$(6,371)	$(13,161)	$(5,627)

Per share data:
Basic earnings:
Continued operations	$(0.21)	$(0.45)	$(0.94)	$(0.37)
Discontinued operations	(0.00)	(0.03)	(0.02)	(0.09)
Net income (loss)	$(0.21)	$(0.48)	$(0.96)	$(0.46)
Diluted earnings:
Continued operations	$(0.21)	$(0.45)	$(0.94)	$(0.37)
Discontinued operations	(0.00)	(0.03)	(0.02)	(0.09)
Net income (loss)	$(0.21)	$(0.48)	$(0.96)	$(0.46)

Weighted average common and common equivalent shares outstanding:
Basic	13,973,462	13,148,611	13,699,739	12,275,353
Dilutive	13,973,462	13,148,611	13,699,739	12,275,353

See notes to condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED September 30
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(13,161)	$(5,627)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,648	2,241
Amortization of warrants	149	-
Deferred compensation	(317)	1,034
Deferred income taxes	(9,287)	(12,331)
Unrealized investment (gains)/loss	9,257	11,990
Realized (gains) losses on sale of investments	(3,010)	(9,649)
Loss on abandonment of fixed assets	-	823
(Gain) loss on sale of fixed assets	(72)	-
Services provided in exchange for common stock	7,783	8,306
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	(6,800)	(13,400)
Securities purchased under agreement to resell	3,520	(5,322)
Net receivables from brokers, dealers and clearing agencies	(1,183)	(4,506)
Securities owned, net	(117,494)	16,301
Other assets	404	1,774
Net payable/receivable to customers	2,239	(5,441)
Net payables to others	968	2,481
Accounts payable and accrued expenses	(22,352)	(29,444)
Net cash provided by (used in) operating activities	(146,708)	(40,770)
Cash flows from investing activities:
Acquisition of Descap	-	(21,558)
Purchases of office equipment and leasehold improvements	(1,241)	(1,085)
Sale of office equipment and leasehold improvements	118	-
Purchase of Noddings	(125)	(84)
Purchases of investments	(3,155)	(5,315)
Proceeds from sale of investments	8,494	535
Net cash provided by (used in) investing activities	4,091	(27,507)
Cash flows from financing activities:
Proceeds (payments) of short-term bank loans, net	138,810	27,145
Proceeds of notes payable	306	20,000
Payments of notes payable	(5,850)	(1,869)
Payments of obligations under capitalized leases	(1,094)	(1,539)
Proceeds from obligations under capitalized leases	219	-
Proceeds on subordinated debt	1,612	-
Payments on subordinated debt	-	(26)
Proceeds from issuance of common stock under stock option plans	325	4,118
Proceeds from issuance of private placement	-	9,327
Payments for purchases of treasury stock	(186)	-
Net increase (decrease) in drafts payable	9,684	13,943
Dividends paid	(833)	(2,218)
Net cash provided by (used in) financing activities	142,993	68,881
(Decrease) increase in cash	376	604
Cash at beginning of the period	1,285	157
Cash at the end of the period	$1,661	$761

Non-Cash Investing and Financing Activities

In the first nine months of 2005 and 2004, the Company entered into capital leases for office equipment and leasehold improvements for approximately $2.6 million and $0.6 million, respectively, related to non-cash activity.

As of September 30, 2005, the Company acquired $0.8 million in office equipment and leasehold improvements where the obligation related to this acquisition is included in accounts payable.

During the first nine months of 2005, Intangible assets increased $2.2 million due to additional consideration payable at September 30, 2005 to the sellers of Descap Securities, Inc.  Up to 75% of this payable may be satisfied with Company’s stock (see “Commitment and Contingencies” footnote).

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

Certain 2004 amounts on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the 2005 presentation.  The reclassifications made in the Condensed Consolidated Statements of Operations, for the three months and the nine months ended September 30, 2004 include $0.3 million and $1.0 million, respectively, in fees received for remarketing municipal bonds being reclassified to Investment banking from Principal transactions, and $0.2 million and $0.8 million, respectively, in transaction related fees that previously had been netted were grossed-up to increase Principal transactions revenue and increase Clearance, settlement and brokerage costs.  Reclassifications made on the Condensed Consolidated Statements of Cash Flows were made pursuant to changes made to the December 31, 2003 Statements of Financial Condition in the Company’s December 2004 10-K.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Weighted average shares for basic earnings per share	13,973,462	13,148,611	13,699,739	12,275,353
Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	13,973,462	13,148,611	13,699,739	12,275,353

For the three months and nine months ended September 30, 2005, 0.8 million and 0.9 million, respectively, and for the three months and nine months ended September 30, 2004, 0.7 million and 1.2 million, respectively, common equivalent shares were excluded from the computation of dilutive earnings per share because they were anti-dilutive.

5.	Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following:

(In thousands of dollars)	September 30 2005	December 31 2004
Adjustment to record securities owned on a trade date basis, net	$70,339	$16,009
Securities borrowed	65	462
Securities failed-to-deliver	6,791	22,452
Commissions receivable	2,205	3,072
Receivable from clearing organizations	8,286	4,234
Good faith deposits	3,700	-
Total receivables	$91,386	$46,229
Payable to clearing organizations	$53,414	$14,685
Securities failed-to-receive	4,972	2,050
Fees and commissions payable	2,323	-
Total payables	$60,709	$16,735

Proprietary securities transactions are recorded on trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the Condensed Consolidated Statement of Financial Condition.

6.	Receivables from Customers

At September 30, 2005, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional clients.

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk. The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this right.  At September 30, 2005, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

7.	Intangible Assets

(In thousands of dollars)	September 30 2005	December 31 2004
Intangible assets
Customer related (amortizable):
Descap Securities, Inc. - Acquisition	$641	$641
Institutional convertible bond arbitrage group - Acquisition	1,017	1,017
Accumulated amortization	(356)	(280)
	1,302	1,378
Goodwill (unamortizable):
Descap Securities, Inc. - Acquisition	23,763	21,578
Institutional convertible bond arbitrage group - Acquisition	964	964
	24,727	22,542
Total Intangible Assets	$26,029	$23,920

The carrying amount of goodwill for the Descap Securities, Inc. - Acquisition increased by $2.2 million for the nine months ended September 30, 2005, related primarily to additional consideration pursuant to the acquisition agreement (see “Commitments and Contingencies” footnote).

Customer related intangible assets are being amortized over 10 to 12 years.  Future amortization expense is estimated as follows:

Estimated Amortization Expense (year ended December 31)
2005 - remainder	$39
2006	155
2007	155
2008	155
2009	155
2010	155
Thereafter	488
Total	$1,302

8.	Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at:

	September 30, 2005		December 31, 2004
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$101,252	$59,708	$65,364	$60,642
State and municipal bonds	200,712	5,676	115,819	4,501
Corporate obligations	28,179	105	32,273	726
Corporate stocks	10,703	75	10,669	606
Options	50	-	56	-
Not Readily Marketable Securities
Securities with no publicly quoted market	1,324	-	1,732	-
Securities subject to restrictions	3,100	-	2,824	-
Total	$345,320	$65,564	$228,737	$66,475

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

(In thousands of dollars)	September 30 2005	December 31 2004
Carrying Value
Public	$7,398	$19,970
Private	21,252	19,405
Consolidation of Employee Investment Funds, net of Company’s ownership interest	3,607	5,170
Total carrying value	$32,257	$44,545

Investment gains (losses) were comprised of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars)	2005	2004	2005	2004
Public (net realized and unrealized gains and losses)	$365	$(6,216)	$(6,708)	$(2,368)
Private (net realized gains and losses)	30	14	15	46
Private (net unrealized gains and losses)	3	(2)	446	(19)
Investment gains (losses)	$398	$(6,204)	$(6,247)	$(2,341)

Publicly held investments include 1,906,040 shares of Mechanical Technology Incorporated (“MKTY”). As of September 30, 2005, the MKTY shares have a market value of $7.4 million.  Shares of MKTY may be sold without restriction pursuant to Rule 144(k) of the Securities act of 1933.

At September 30, 2005, privately held investments include an investment of $8.4 million in FA Technology Ventures L.P. (the “Partnership”), which represents the Company’s maximum exposure to loss in the Partnership.  The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital.  At September 30, 2005, total Partnership capital for all investors in the Partnership equaled $33.0 million.  The Partnership is considered a variable interest entity, but since the Company is not the primary beneficiary, it has not consolidated the Partnership in these financial statements but has only recorded the value of its investment.  FA Technology Ventures Corporation (“FATV”), a wholly-owned subsidiary of the Company, is the investment advisor for the Partnership.  Revenues derived from management of this investment for the nine months ended September 30, 2005 were $1.2 million from external sources.

The Company has consolidated its Employee Investment Funds (“EIF”). The EIF are limited liability companies established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested.  The Company’s carrying value of this EIF is $3.8 million, excluding the effects of consolidation.  The Company has loaned $1.1 million to the EIF and is also committed to loan approximately $0.4 million to the EIF.  The effect of consolidation was to increase Investments by $3.6 million, decrease Receivable from Others by $1.1 million and increase the Net Payable to Others by $2.5 million.  The Payable to Others amount relates to the value of the EIF owned by employees.

10.	Payables to Others

Amounts payable to others consisted of the following at:

(In thousands of dollars)	September 30 2005	December 31 2004
Drafts payable	$11,432	$1,748
Payable to Employees for the Employee Investment Funds (see “Investments” footnote)	2,460	2,535
Payable to Sellers of Descap Securities, Inc. (see “Commitments and Contingencies” footnote)	2,155	-
Others	1,732	1,648
Total	$17,779	$5,931

Drafts payable represent amounts drawn by the Company against bank overdrafts under a sweep agreement with a bank.

11.	Subordinated Debt

A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The New York Stock Exchange has approved the Company’s subordinated debt agreements related to the Plan.  Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  Principal debt repayment requirements as of September 30, 2005, are as follows:

(In thousands of dollars)
2005	$-
2006	1,288
2007	1,462
2008	1,299
2009	141
2010	266
Thereafter	851
Total	$5,307

12.	Notes Payable

Notes payable include Senior Notes dated June 13, 2003 for $10 million with a fixed interest rate of 8.5%, payable semiannually, maturing on June 30, 2010. Principal payments of $2 million are due on June 30th of each year, commencing June 30, 2006 through June 30, 2010.  The purchasers of these notes are customers of the Company.  At September 30, 2005, based on current estimated interest rate, the fair value of the Senior Notes approximates $9.1 million.

The Company’s Senior Notes contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth (at September 30, 2005, the Company’s net worth was $79.7 million) and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 at the end of each fiscal quarter based on the most recently concluded period of four consecutive quarters (as of the end of the September 30, 2005 quarter, the Company’s adjusted cash flow coverage rate was 5.6 to 1).

There were 437,000 warrants issued to the purchasers of the Senior Notes, which are exercisable between $10.08 and $11.54 per share through June 13, 2010.  The value assigned to the warrants was $1 million.  The value of the Senior Notes was discounted by the value of the warrants and is being amortized over the term of the notes.

Notes payable includes a $17.4 million term loan as amended (the “Term Loan”) to finance the acquisition of Descap Securities, Inc.  Interest rate is 2.4% over the 30-day London InterBank Offered Rate (“LIBOR”) (3.86% at September 30, 2005).  Monthly payments of principal and interest are payable over the term of the loan, which matures on May 14, 2011. The Term Loan contains various covenants, as defined in the agreement.  The financial covenants require operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending September 30, 2005, the operating cash flow to total fixed charge ratio was 1.25 to 1) and modified total funded debt to EBITDAR (as defined) ratio of less than 2.0 to 1 (for the twelve month period ending September 30, 2005, modified total funded debt to EBITDAR ratio was 1.62 to 1).  EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments as defined in the modified term loan agreement and referred to as “EBITDAR.”

At December 31, 2004, the Company had a note payable of $2.9 million, which had a fixed rate of 7%.  During the nine months ended September 30, 2005, the note has been paid in full.

Principal payments for all notes, which include $548,000 discounted on the Senior Notes, are due as follows:

(In thousands of dollars)
2005 (remaining)	$714
2006	4,857
2007	4,857
2008	4,857
2009	4,857
2010	4,857
Thereafter	2,382
Total principal payments	27,381
Less: remaining amortization of value of warrants	548
Total principal payments remaining	$26,833

13.	Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment and leasehold improvements and the present value of the minimum lease payments at September 30, 2005:

(In thousands of dollars)
2005 (remaining)	$459
2006	1,673
2007	1,287
2008	700
2009	533
2010	331
Thereafter	223
Total minimum lease payments	5,206
Less: amount representing interest	609
Present value of minimum lease payments	$4,597

14.	Commitments and Contingencies

CommitmentsU:  As of September 30, 2005, the Company had a commitment through July 2006 to invest up to $8.4 million in FA Technology Ventures L.P. (the “Partnership”).  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and other employees and former employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership agreement, under certain conditions, the General Partnership is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner will receive a carried interest on customary terms. The General Partner has contracted with FA Technology Ventures Corporation (“FATV”), a wholly owned subsidiary of the Company, to act as investment advisor to the General Partner.

As of September 30, 2005, the Company had an additional commitment through July 2006 to invest up to $6.7 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (“EIF”). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.

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

At June 30, 2005, based upon Descap’s Pre-Tax Net Income from June 1, 2004 through May 31, 2005, $2.2 million of additional consideration was payable to the Sellers and is still recorded as a liability at September 30, 2005.  The Company may ultimately decide to issue Company Stock to settle up to 75% of the liability.

Also, based upon Descap’s Pre-Tax Net Income from June 1, 2005 through September 30, 2005, $0.3 million of contingent consideration would be payable to the Sellers.  The contingent consideration will not be accrued in the Company’s financial statement until the contingency is resolved and the consideration is distributable.

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

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2005 (remaining)	$2,229	$345	$1,884
2006	9,679	1,377	8,302
2007	9,186	906	8,280
2008	8,452	676	7,776
2009	5,237	-	5,237
2010	4,816	-	4,816
Thereafter	10,053	-	10,053
Total	$49,652	$3,304	$46,348

During the quarter ending June 30, 2005, the Company executed a lease for new office space in New York City, which will provide the opportunity to consolidate its current New York City operations.  The Company currently anticipates moving into the new space in the first quarter of 2006.  The Company’s leases for its current office spaces in New York City expire in October 2008 and May 2009.  Based upon current market conditions, the Company has estimated it will incur a charge of approximately $2.6 million to $3.0 million, net of anticipated sublease rental income when it ceases to use its current office spaces.  In addition, the Company has revised the estimated useful lives of leasehold improvements related to its existing spaces in New York City and will recognize an additional depreciation expense of approximately $0.5 million between October 1, 2005 and the anticipated cease-use date. Also, in addition to the rent expense being recognized on the existing office spaces through the cease-use date, the Company will also recognize rent expense related to the new space.

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

Letters of Credit:  The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office lease activities, totaling $2.1 million at September 30, 2005.  The letter of credit agreements were collateralized by firm securities with a market value of $2.4 million at September 30, 2005.

Other:U  In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP, an investment fund in which the Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of September 30, 2005 the value of the Company’s investment in the limited partnership is approximately $568,000 and is classified as securities owned on the Condensed Consolidated Statement of Financial Condition.  The Company has not recognized any adjustment to the carrying value of this investment because at this time it is unable to estimate what the future loss, if any, might be.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business and may also purchase or sell securities on a when-issued basis.  As of September 30, 2005, the Company had no outstanding underwriting commitments, and had purchased no securities on a when-issued basis.

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

17.	Income Taxes

The Company has deferred tax assets of $23.1 million and deferred tax liabilities of $5.3 million as of September 30, 2005 reflecting net operating losses and other deductible temporary differences, which reduce taxable income in future years. The net deferred tax asset of $17.8 million is recorded on the Condensed Consolidated Statement of Financial Condition. At December 31, 2004, the Company had a net deferred tax asset of $8.5 million.  We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized.  This conclusion is principally based upon forecasted taxable income being earned within net operating loss carryforward periods and with consideration of our restructuring program. The amount of the net deferred tax assets realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If it is determined that our forecast is no longer reliable due to uncertain market conditions or if improvement in our results of operations does not materialize, our long-term forecast will require reassessment. As a result, we may need to establish valuation allowances for all or a portion of the net deferred tax assets.

18.	Benefit Plans

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

Restricted StockU:  1,242,575 shares of restricted stock were awarded under the plans during the first nine months of 2005 (net of forfeitures in 2005 for grants awarded in 2005), at a weighted average grant date price of $9.30.  The fair market value of the awards will be amortized over the three-year period in which the restrictions are outstanding.

Options:U  Stock-based compensation cost related to stock options awards is measured at the grant date based on the fair value method and is recognized as expense over the vesting period for awards granted after December 31, 2002.

The following table reflects the effect on net income if the fair value based method had been applied to all outstanding and unvested stock options in each period:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars except for per share amounts)	2005	2004	2005	2004
Net income (loss), as reported	$(2,911)	$(6,371)	$(13,161)	$(5,627)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	58	113	188	236
Less: Total stock-based employee compensation expense determined under fair value based method for all stock awards, net of tax	(214)	(395)	(765)	(1,173)
Pro forma net income (loss)	$(3,067)	$(6,653)	$(13,738)	$(6,564)
Earnings per share
As reported
Basic	$(0.21)	$(0.48)	$(0.96)	$(0.46)
Diluted	$(0.21)	$(0.48)	$(0.96)	$(0.46)
Pro forma
Basic	$(0.22)	$(0.51)	$(1.00)	$(0.53)
Diluted	$(0.22)	$(0.51)	$(1.00)	$(0.53)

19.	Net Capital Requirements

First Albany Capital is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  First Albany Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of September 30, 2005, First Albany Capital had aggregate net capital, as defined, of $16.8 million, which equaled 517.10% of aggregate debit balances and $15.8 million in excess of required minimum net capital.

Descap is subject to the Securities and Exchange Commission Uniform Net Capital Rule, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined by the rule, shall not exceed 15:1.  The rule also provides that capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10:1.  As of September 30, 2005, Descap had net capital of $4.5 million, which was $4.4 million in excess of its required net capital.  Descap’s ratio of Aggregate Indebtedness to Net Capital was .34 to 1.

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

Information concerning operations in these segments is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars)	2005	2004	2005	2004
Net revenue (including net interest income)
Equities	$15,996	$19,139	$43,173	$58,121
Fixed Income
Taxable Fixed Income	3,338	6,643	12,220	21,189
Municipal Capital Markets	11,366	6,838	28,424	23,485
Fixed Income-Other	1,271	3,818	5,314	8,699
Descap Securities	3,660	6,068	14,481	8,544
Total Fixed Income	19,635	23,367	60,439	61,917
Other	1,528	(5,442)	(1,273)	111
Total Net Revenue	$37,159	$37,064	$102,339	$120,149
Net interest income (included in total net revenue)
Equities	$2	$1	$13	$24
Fixed Income
Taxable Fixed Income	16	87	199	203
Municipal Capital Markets	(154)	320	(56)	946
Fixed Income-Other	(164)	59	(297)	204
Descap Securities	427	461	1,901	478
Total Fixed Income	125	927	1,747	1,831
Other	247	235	726	920
Total Net Interest Income	$374	$1,163	$2,486	$2,775

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars)	2005	2004	2005	2004
Pre-tax Contribution (loss) income before income taxes, discontinued operations and cumulative effect of change in accounting principle)
Equities	$(389)	$678	$(5,188)	$3,937
Fixed Income
Taxable Fixed Income	(1,543)	639	(3,813)	2,379
Municipal Capital Markets	2,883	635	6,198	994
Fixed Income-Other	416	1,731	2,253	4,009
Descap Securities	(940)	2,109	1,350	2,518
Total Fixed Income	816	5,114	5,988	9,900
Other	(5,653)	(16,243)	(23,503)	(26,505)
Total Pre-tax Contribution	$(5,226)	$(10,451)	$(22,703)	$(12,668)
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Equities	$232	$263	$772	$793
Fixed Income
Taxable Fixed Income	79	62	175	196
Municipal Capital Markets	86	92	281	278
Fixed Income-Other	8	8	28	26
Descap Securities	30	33	93	38
Total Fixed Income	203	195	577	538
Other	764	298	1,448	910
Total	$1,199	$756	$2,797	$2,241

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

The following table reflects revenues for the Company’s major products and services:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars)	2005	2004	2005	2004
Capital Markets (Fixed Income & Equities)
Net revenue
Institutional Sales & Trading
Equities	$10,387	$11,017	$31,605	$40,539
Fixed Income	10,979	19,849	37,713	47,554
Total Institutional Sales & Trading	21,366	30,866	69,318	88,093
Investment Banking
Equities	5,594	8,067	11,508	17,393
Fixed Income	8,533	2,537	20,950	12,454
Total Investment Banking	14,127	10,604	32,458	29,847
Net Interest Income	127	928	1,760	1,855
Fees and Other	11	108	76	243
Total Net Revenues	$35,631	$42,506	$103,612	$120,038

The Company’s segments financial policies are the same as those described in the “Summary of Significant Accounting Policies” note.  Asset information by segment is not reported since the Company does not produce such information.  All assets are located in the United States of America.  Prior periods’ financial information has been reclassified to conform to the current presentation.

21.	Discontinued Operations

In February 2005, the Company sold its asset management operations, other than its institutional convertible arbitrage group, and, in 2000 sold its Private Client Group.  The Company continues to report the receipt and settlement of pending contractual obligations related to both transactions as discontinued operations.

Amounts reflected in the Condensed Consolidated Statement of Operations are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars)	2005	2004	2005	2004
Net revenues:
Asset management operations	$-	$578	$161	$1,638
Private Client Group	-	-	50	458
Total net revenues	-	578	211	2,096
Expenses:
Asset management operations	-	1,221	476	4,047
Private Client Group	(71)	-	164	-
Total expenses	(71)	1,221	640	4,047
Income (loss) before income taxes	71	(643)	(429)	(1,951)
Income tax benefit	30	(265)	(180)	(804)
Loss from discontinued operations, net of taxes	$41	$(378)	$(249)	$(1,147)

The revenue and expenses of the Asset management operations for the periods presented above reflect the activity of that operation through February 2005 when it was sold. The revenues and expenses of the Private Client Group for the periods presented above relate primarily to the recovery of retention amounts paid to employees of the Private Client Group at the time it was sold, adjustments to impairment accruals for office space based upon subsequent utilization of the space by others in the Company and the resolution of certain legal matters, all of which related to the operations prior to its disposal.

22.	New Accounting Standards

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

(Unaudited)

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

Business Overview

The Company is an investment banking and institutional securities firm.  The Company operates through three primary businesses:  Equities, Fixed Income and Other.

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

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital and asset management businesses, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments and realized gains and losses as a result of sales of these investments.  The Company’s venture capital business generates revenue through the management of private equity funds   its asset management business generates revenue through managing institutional investors’ assets through its convertible arbitrage group.

The Company believes it has an opportunity to become one of the premier investment banking boutiques serving the middle market in what the Company believes is largely an under-served market.  The Company has focused on growing its middle market position by broadening its product line through acquisition and investments in key personnel and shedding non-core businesses.  The Company’s investment in the Equities business over the last three years, the 2004 acquisition of Descap Securities, Inc., a boutique investment bank and broker-dealer specializing in mortgage-backed securities, the investment in a high yield group in the third quarter of 2004, and decision to exit the asset management business in Albany, New York and Sarasota, Florida, in April of 2004 represent important steps to realizing the Company’s goal.

Business Environment

During the third quarter the equities markets experienced increasing underwriting and trading volumes compared to the same period one year ago.  The number of equity underwriting transactions was up 25.8 percent versus the third quarter of 2004.  During that time period, follow-on underwriting activity  increased 22.4 percent while initial public offering (IPO) activity was up 31.1 percent.  In terms of dollar volume, initial public offering activity was down 5.5 percent while follow-on activity increased 105.5 percent versus the same period a year ago (Source:  Commscan Excludes closed-end funds and REITS). Equity trading volumes for the quarter were up compared to prior year. Average daily NYSE volume was up 14.4 percent to 1.5 billion shares.  Average daily NASDAQ volume was up 5.2 percent to 1.6 billion shares (Source:FactSet).

In the fixed income markets, rising short-term interest rates coupled with a flattening yield curve and relatively low market volatility led to an extremely difficult trading environment in the third quarter.  Price transparency continues to negatively impact spreads in the secondary market for taxable fixed income products.  In the pubic finance markets, negotiated underwriting volume increased 34.3 percent year-over-year to $79.8 billion while competitive underwriting volume was down 2.2 percent to $18.1 billion versus the third quarter of 2004 (Source:  Thompson Financial Securities Data).

Three months ended September 30, 2005

Financial Overview

First Albany’s 2005 third quarter net revenues from continuing operations were $37.2 million, compared to $37.1 million for the 2004 third quarter, with net revenue declines of $3.7 million in Fixed Income and $3.1 million in Equities offset by a $6.6 million improvement in investment income related to the value of the Company’s investment portfolio during the quarter. For the 2005 third quarter, the Company reported a net loss from continuing operations of $3.0 million compared to a net loss of $6.0 million for the same period in 2004.  Results for the third quarter of 2005 include $0.5 million in costs, net of tax, incurred in consolidating the Company’s New York City offices, while results for the 2004 third quarter include, net of tax, $2.1 million for restructuring costs associated with staffing reductions, a software-related asset impairment, legal expenses, and documenting compliance with Section 404 of the Sarbanes-Oxley Act.   The 2005 third quarter net loss per diluted share from continuing operations was $0.21 compared to a net loss of $0.45 per diluted share in the third quarter of 2004. Consolidated net loss was $2.9 million for the 2005 third quarter compared to a net loss of $6.4 million for the same period in 2004. Diluted earnings per share on a consolidated basis for the 2005 third quarter was a net loss of $0.21 per share compared to a net loss of $0.48 in the third quarter of 2004.

	Three Months Ended September 30
(In thousands of dollars)	2005	2004
Revenues:
Commissions	$4,355	$4,963
Principal transactions	17,026	24,485
Investment banking	14,359	11,994
Investment gains (losses)	398	(6,204)
Interest income	3,832	2,972
Fees and other	647	663
Total revenues	40,617	38,873
Interest expense	3,458	1,809
Net revenues	37,159	37,064
Expenses (excluding interest):
Compensation and benefits	29,881	32,254
Clearing, settlement and brokerage costs	2,375	1,577
Communications and data processing	3,598	3,587
Occupancy and depreciation	3,460	2,417
Selling	1,719	1,966
Impairment	-	1,375
Restructuring	-	750
Other	1,352	3,589
Total expenses (excluding interest)	42,385	47,515
Loss before income taxes	(5,226)	(10,451)
Income tax benefit	(2,274)	(4,458)
Loss from continuing operations	(2,952)	(5,993)
Loss from discontinued operations, net of taxes	41	(378)
Net Loss	$(2,911)	$(6,371)
Net interest income:
Interest income	$3,832	$2,972
Interest expense	3,458	1,809
Net interest income	$374	$1,163

Net Revenue

Net revenue of $37.2 million was unchanged from the third quarter of 2004.  Excluding investment gains (losses), net revenue was down 15.0 percent to $36.8 million.  Commission revenue was down $0.6 million, or 12.2 percent, due to a $0.7 million decline in listed commissions.  Principal transaction revenue was down $7.5 million, or 30.5 percent, compared to the third quarter of 2004.  The decline in principal transaction revenue was driven by poor results in the Company’s taxable bond products.  Investment banking revenue of $14.4 million represented a 19.7 percent increase versus the same period last year.  Strength in Public Finance was offset to some extent by lower net revenues in Equities investment banking.   Net interest income was down $0.8 million.  A decrease in municipal interest income of $0.5 million accounted for the majority of the decline in net interest income.

Non-Interest Expense

Non-interest expense was down 10.8 percent, or $5.1 million, to $42.4 million.  The drop in non-interest expense was driven by a decline in compensation expense as a result of the lower net revenues and restructuring costs related to severance, an asset impairment charge, and litigation costs all of which were incurred in the third quarter of 2004.

Compensation and benefits expense declined $2.4 million, or 7.4 percent, to $29.9 million.  Incentive compensation expense was down $1.2 million as a result of lower revenue in Equities and sales commission expense was off $1.1 million compared to the year ago period as a result of a decline in fixed income sales revenue.

Clearing, settlement, and brokerage costs increased 50.6 percent to $2.4 million.  ECN costs in Equities were up $0.7 million, or 107.3 percent due to higher NASDAQ trading volumes and an increase in vendor execution costs.  Although customer volume declined year-over-year, the Company’s NASDAQ trading volume increased approximately 50.8 percent.

Occupancy and depreciation expense increased 43.1 percent to $3.5 million.  The relocation of the Company’s offices in San Francisco and New York City contributed $0.9 million to the year-over-year increase.

Selling expense was down 12.6 percent compared to the third quarter of 2004, with Equities accounting for the majority of the year-over-year decline.

In 2004, the Company realized $1.4 million in impairment expense related to its decision to abandon a software development project.  The expense included project costs that had been capitalized as well as costs to terminate the project.

In 2004, the Company incurred $0.8 million in restructuring expense as a result of a company-wide initiative to reduce headcount.

Other expense declined $2.2 million to $1.4 million.  The decline was driven by a $1.3 million decline in legal expenses and a $0.6 million drop in professional services expense.  In 2004 the Company incurred $1.1 million in legal expenses and accrued costs related to resolved or pending litigation and $0.5 million in costs incurred related to documenting compliance with Section 404 of the Sarbanes-Oxley Act.

Product Highlights

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

Equities

	Three Months Ended September 30
(In thousands of dollars)	2005	2004
Net revenue
Sales and Trading	$10,387	$11,017
Investment Banking	5,594	8,067
Net Interest / Other	15	55
Total Net Revenue	$15,996	$19,139

Operating Income	$(389)	$678

Q3 2005 vs. Q3 2004

Total Equities net revenue was down 16.4 percent, or $3.1 million. NASDAQ net revenue fell $0.4 million to $6.7 million while listed net revenue of $3.7 million was down 5.1 percent compared to the same period in 2004.  A $2.4 million decline in advisory, private placement and other fee revenue drove Investment Banking net revenue down 30.6 percent, or $2.5 million, to $5.6 million.   The year-over-year decline in Investment Banking net revenue was the result of a large M&A transaction closing in the third quarter of last year.

Fixed Income

	Three Months Ended September 30
(In thousands of dollars)	2005	2004
Net revenue
Sales and Trading	$10,979	$19,849
Investment Banking	8,533	2,537
Net Interest / Other	123	981
Total Net Revenue	$19,635	$23,367

Operating Income	$816	$5,114

Q3 2005 vs. Q3 2004

Total Fixed Income net revenue of $19.6 million represented a 16.0 percent decline versus the prior year.  A strong quarter in Public Finance helped drive a 236.2 percent increase in Fixed Income investment banking net revenue.  Public Finance net revenue for the quarter was $8.5 million.  Public Finance underwriting revenue increased $5.1 million to $6.9 million.  Public Finance advisory and other fee revenue was $1.6 million, an increase of $0.9 million compared to the same period in 2004.

Sales and trading net revenue was down 44.7 percent for the third quarter of 2005.  All fixed income products experienced year-over-year declines in net revenue.  Corporate bond product revenue of $3.1 million represented a 48.4 percent decline versus the third quarter of 2004.  High-grade bond net revenue declined 55.7 percent to $2.1 million while high yield product net revenue of $0.9 million represented an 18.3 percent declined compared to a year ago.  Mortgaged-backed sales and trading net revenue was down 40.2 percent, or $2.4 million, to $3.5 million.  For the three months ended September 30, 2005, Municipal sales and trading net revenue was down 22.3 percent to $3.4 million.

Rising short-term interest rates and a flattening yield curve had a negative impact on the net interest spread, resulting in a $0.8 million decline in net interest income.

Profitability during the period was negatively impacted by an unfavorable shift in revenue mix, with historically higher margin businesses, Descap Securities and Fixed Income – Other, experiencing significant declines in net revenue in the third quarter.

Other

	Three Months Ended September 30
(In thousands of dollars)	2005	2004
Net revenue
Investment Gain (Losses)	$398	$(6,204)
Net Interest / Other	1,130	762
Total Net Revenue	$1,528	$(5,442)

Operating Income	$(5,653)	$(16,243)

Q3 2005 vs. Q3 2004

Other net revenue was up $7.0 million primarily as a result of a $6.6 million increase in investment income related to change in market value of the Company’s investment portfolio.  The 2004 results include $0.8 million in legal expenses and accrued costs relating to resolved to pending litigation, and $0.5 million in costs related to documenting compliance with Section 404 of the Sarbanes- Oxley Act.

Nine months ended September 30, 2005

Financial Overview

For the nine months ended September 30, 2005, net revenues from continuing operations were $102.3 million, compared to $120.1 million for the same period in 2004.  A strong performance in Fixed Income investment banking and an improvement in investment income related to the value of the Company’s investment portfolio were offset by lower net revenues in sales and trading for both Equities and Fixed Income.  Results for the nine months were negatively impacted by $1.7 million in severance costs, net of tax, related to staffing reductions and $0.5 million in expenses, net of taxes, incurred as part of the Company’s effort to consolidate its offices in New York City. Including these charges, the Company reported a net loss from continuing operations of $12.9 million for the first nine months of 2005 compared to a net loss from continuing operations of $ 4.5 million for the same period in 2004.  The 2004 results were negatively impacted by charges totaling $3.7 million, net of tax, including:  restructuring costs associated with staffing reductions, a software-related asset impairment, legal expenses, and documenting compliance with Section 404 of the Sarbanes-Oxley Act.  Earnings per diluted share from continuing operations for the nine months ended September 30, 2005 was a net loss of $0.94 compared to a net loss of $0.37 per diluted share for the same period in 2004.  The Company reported a consolidated net loss of $13.2 million for the nine months ended September 30, 2005, compared to a consolidated net loss of $5.6 million for the same period in 2004. Consolidated diluted earnings per share for the nine months ended September 30, 2005, was a net loss of $0.96 compared to a net loss of $0.46 for the same period of 2004.

	Nine Months Ended September 30
(In thousands of dollars)	2005	2004
Revenues:
Commissions	$13,586	$16,121
Principal transactions	56,337	69,616
Investment banking	32,613	32,184
Investment losses	(6,247)	(2,341)
Interest income	11,485	6,895
Fees and other	3,564	1,794
Total revenues	111,338	124,269
Interest expense	8,999	4,120
Net revenues	102,339	120,149
Expenses (excluding interest):
Compensation and benefits	87,919	91,916
Clearing, settlement and brokerage costs	7,180	5,011
Communications and data processing	10,965	11,369
Occupancy and depreciation	9,143	6,982
Selling	5,234	5,671
Impairment	-	1,375
Restructuring	-	750
Other	4,601	9,743
Total expenses (excluding interest)	125,042	132,817
Loss before income taxes	(22,703)	(12,668)
Income tax benefit	(9,791)	(8,188)
Loss from continuing operations	(12,912)	(4,480)
Loss from discontinued operations, net of taxes	(249)	(1,147)
Net Loss	$(13,161)	$(5,627)
Net interest income:
Interest income	$11,485	$6,895
Interest expense	8,999	4,120
Net interest income	$2,486	$2,775

Net Revenue

Net revenue of $102.3 million was down $17.8 million, or 14.8 percent, versus the first nine months of 2004.  Included in the year-to-date results in 2005 was $6.2 million in investment losses related to the Company’s investment portfolio. Commission revenue was down $2.5 million, or 15.7 percent, due to a $2.9 million decline in listed commissions.  Principal transaction revenue was down $13.3 million, or 19.1 percent, compared to the first nine months in 2004.  Excluding Descap Securities, principal transaction revenue declined $16.6 million, or 27.0 percent to $44.9 million.  The decline in principal transaction revenue was the result of lower volumes in Equities and Corporate Bonds.  Investment banking revenue of $32.6 million was unchanged from a year ago. Strength in Public Finance was offset by net lower revenues in Equities investment banking.  Fees and other was up $1.8 million to $3.6 million due to a $1.5 million realized gain as a result of the sale of the Company’s NYSE seat and an increase of $0.3 million in investment management fees in the convertible arbitrage group.  Net interest income decreased $0.3 million driven by the increasing cost of inventory financing.  Excluding Descap Securities, net interest income was off $2.5 million versus the prior year.  Declining net interest spreads in municipals and middle markets accounted for the majority of the year-over-year decline.

Non-Interest Expense

Non-interest expense was down $7.8 million, or 5.9 percent, to $125.0 million.  The decrease was primarily the result of a $5.1 million decline in other expense and $4.0 million decline in compensation expense.  These declines were offset by a $2.2 million increase in clearing, settlement, and brokerage expense and a $2.2 million increase in occupancy expense.

Compensation and benefits expense declined 4.3 percent, or $4.0 million, to $87.9 million.  Incentive compensation was down $7.5 million primarily as a result of the decline in net revenue in Equities.   A decline in Fixed Income sales revenue resulted in a $1.6 million decline in sales commission expense   Restricted stock expense was up $2.2 million and severance expense increased $2.3 million, excluding $0.8 million in restructuring expense in the third quarter of 2004, due to costs related to staffing reductions primarily in Equities and the Corporate Bond Group.  The increase in restricted stock amortization was due primarily to the stock grants made in the first quarter of 2005 related to 2004 bonuses.

Clearing, settlement, and brokerage costs increased 43.3 percent to $7.2 million as a result of a $2.1 million increase in ECN costs in Equities on higher NASDAQ trading volume and an increase in execution related costs. Despite a year-over-year decline in Equities customer volume of 16.8 percent, the Company’s NASDAQ trading volume increased 49.9 percent.  This coupled with higher venue execution costs drove the increase.

Communications and data processing costs were down $0.4 million to $11.0 million as a result of declines in data processing expense of $1.5 million, which represented a 45.5 percent year-over-year decline.  The reduction in data processing expense was the result of more favorable pricing from the Company’s back-office vendor.  This decline in data processing was offset by a $1.0 million year-over-year increase in market data costs, with Descap Securities accounting for $0.5 million of the year-over-year increase.

Occupancy and depreciation expense increased 31.0 percent, or $2.2 million.  Occupancy costs at Descap Securities and costs associated with relocating the Company’s offices in San Francisco and New York City accounted for $1.7 million of the year-over-year variance.

Selling expense was down 7.7 percent compared to 2004, with Equities accounting for the majority of the year-over-year decline.

In 2004 the Company realized $1.4 million in impairment expense related to its decision to abandon a software development project.  The expense included project costs that had been capitalized as well as costs to terminate the project.  The Company also incurred $0.8 million in restructuring expense as a result of a company-wide initiative to reduce headcount.

Other expense declined $5.1 million to $4.6 million.  The decline was the result of a $3.5 million drop in legal fees and $1.1 million decline in professional fees.  In the first nine months of 2004, the Company incurred $3.7 million in legal expenses and accrued costs related to resolved or pending litigation and $0.5 million in costs related to documenting compliance with Section 404 of the Sarbanes- Oxley Act.

Income tax benefit as a percentage of pre-tax loss was 43.1 percent compared to 64.6 percent in 2004. In the second quarter of 2004, the Company recognized a $2.2 million tax benefit due to a difference in the accounting and tax treatment of the Company’s distribution of Plug Power, Inc. to shareholders in May 2004.

Product Highlights

Equities

	Nine Months Ended September 30
(In thousands of dollars)	2005	2004
Net revenue
Sales and Trading	$31,605	$40,539
Investment Banking	11,508	17,393
Net Interest / Other	60	189
Total Net Revenue	$43,173	$58,121

Operating Income	$(5,188)	$3,937

YTD 2005 vs. YTD 2004

Total Equities net revenue was down 25.7 percent, or $14.9 million. Sales and trading revenue declined 22.0 percent on lower customer volumes.  NASDAQ net revenues were down 25.7 percent to $20.3 million and listed net revenue was down 14.5 percent to $11.3 million.  Investment banking revenue was down 33.8 percent to $11.5 million as a result of a $2.7 million, or 28.5 percent, decline in underwriting revenue and $2.7 million, or 30.5 percent, decline in advisory, private placement and other  fee revenue.

Profitability was negatively impacted by the year-over-year decline in net revenue, in addition to an increase in severance expense of $1.2 million.  ECN costs increased $2.1 million mitigating the savings realized from more favorable data processing pricing from the Company’s back-office vendor.  Data processing expense was down $1.6 million.

Fixed Income

	Nine Months Ended September 30
(In thousands of dollars)	2005	2004
Net revenue
Sales and Trading	$37,713	$47,554
Investment Banking	20,950	12,454
Net Interest / Other	1,776	1,909
Total Net Revenue	$60,439	$61,917

Operating Income	$5,988	$9,900

YTD 2005 vs. YTD 2004

Total Fixed Income net revenue of $60.4 million represented a 2.4 percent decrease versus the prior year.  Revenue growth in Public Finance helped drive a 68.1 percent increase in Fixed Income investment banking net revenue.  Public Finance net revenue for the first nine months was $20.3 million.  Public Finance underwriting revenue increased $6.0 million to $14.9 million.  Public Finance advisory fee revenue and other revenue was $5.4 million, an increase of $2.4 million compared to the same period in 2004.

Sales and trading net revenue was down 20.7 percent in 2005.  Excluding Descap Securities, which the Company acquired in May 2004, sales and trading net revenue was down $13.2 million, or 33.4 percent.   Mortgaged-backed sales and trading net revenue increased 30.7 percent to $14.0 million for the period.  Descap Securities, which the company acquired in May 2004, reported $11.4 million in mortgage-backed sales and trading revenue.  Total corporate bond net revenue of $9.7 million represented a decline of 45.4 percent versus a year ago.  Driven by the acquisition of a high yield product team in August of 2004, high yield net revenue increased $0.9 million to $4.1 million.  Municipal sales and trading net revenue was down 23.0 percent to $9.4 million on lower principal transaction revenue.

An unfavorable shift in revenue mix and severance costs associated with reducing staff in the corporate bond group impacted profitability for the nine months ended September 30, 2005.  Results for 2004 include $1.7 million in costs related to the resolution of a previously disclosed customer dispute.

Other

	Nine Months Ended September 30
(In thousands of dollars)	2005	2004
Net revenue
Investment Losses	$(6,247)	$(2,341)
Net Interest / Other	4,974	2,452
Total Net Revenue	$(1,273)	$111

Operating Income	$(23,503)	$(26,505)

YTD 2005 vs. YTD 2004

Other net revenue declined $1.4 million.   A $3.9 million decline in investment income related to the Company’s investment portfolio was mitigated to some extent by a $1.5 million realized gain on the sale of the Company’s NYSE seat and $0.3 million increase in management fee income in the convertible arbitrage group in other revenue.

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

Short-term Bank Loans

Management believes that funds provided by operations, sale of investments and a variety of bank lines of credit totaling at least $300 million, of which approximately $21 million was unused as of September 30, 2005, will provide sufficient resources to meet present and reasonably foreseeable short-term and long-term financial needs.  These bank lines of credit consist of credit lines that the Company has been advised are available, but for which no contractual lending obligations exist and are repayable on demand.  These bank lines of credit are limited to financing securities eligible for collateralization, which includes Company owned securities.

Notes Payable

Notes payable includes a $17.4 million loan as amended (the “Term Loan”) to finance the acquisition of Descap Securities, Inc.  Interest rate is 2.4% over the 30-day London InterBank Offered Rate (“LIBOR”) (3.86% at September 30, 2005).  Monthly payments of principal and interest are payable over the life of loan, which matures on May 14, 2011.  The Term Loan contains various covenants, as defined in the agreement.  The financial covenants require operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending September 30, 2005, the operating cash flow to total fixed charges was 1.25 to 1) and modified total funded indebtedness to EBITDAR (as defined) not to exceed 2.00 to 1 (for the twelve month period ending September 30, 2005, modified total funded indebtedness to EBITDAR ratio was 1.62 to 1).  After March 31, 2006 the modified total funded indebtedness to EBITDAR ratio cannot exceed 1.75 to 1.

The Company’s notes payable include Senior Notes for $10 million which contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt, the maintenance of not less than $50 million of net worth (at September 30, 2005, the Company’s net worth was $79.7 million) and an adjusted cash flow coverage ratio for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 as of the end of each fiscal quarter based on the most recently concluded period of four consecutive quarters (for the period ended September 30, 2005, the Company’s adjusted cash flow coverage ratio was 5.6 to 1). As of September 30, 2005, the Company was in compliance with these covenants.

Regulatory

As of September 30, 2005, First Albany Capital Inc. and Descap Securities, Inc., both registered broker-dealer subsidiaries of First Albany Companies Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of September 30, 2005, First Albany Capital Inc. had net capital of $16.8 million, which exceeded minimum net capital requirements by $15.8 million, while Descap Securities, Inc. had net capital of $4.5 million, which exceeded minimum net capital requirements by $4.4 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business and may also purchase and sell securities on a when-issued basis. As of September 30, 2005, the Company had no outstanding underwriting commitments, and had purchased no securities on a when-issued basis.

Investments and Commitments

In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP, an investment fund in which the Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of September 30, 2005 the value of the Company’s investment in the limited partnership is approximately $568,000 and is classified as securities owned on the Condensed Consolidated Statement of Financial Condition.  The Company has not recognized any adjustment to the carrying value of this investment because at this time it is unable to estimate what the future loss, if any, might be.

Publicly held investments include 1,906,040 shares of Mechanical Technology Incorporated (“MKTY”). As of September 30, 2005, the MKTY shares have a market value of $7.4 million.  For the nine months ending September 30, 2005 the Company sold 1,010,000 shares of MKTY, receiving $3.6 million in total proceeds from the sales. Shares of MKTY may be sold without restriction pursuant to Rule 144(k) of the Securities act of 1933.

During the nine months ending September 30, 2005, the Company sold 121,088 shares of Plug Power Inc. (“PLUG”), representing all its holdings in PLUG, receiving $2.2 million in total proceeds from the sales.

As of September 30, 2005, the Company had a commitment through July 2006 to invest up to $8.4 million in FA Technology Ventures, LP (the “Partnership”).  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. Certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of September 30, 2005, the Company had an additional commitment through July 2006 to invest up to $6.7 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (“EIF”). EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office lease activities, totaling $2.1 million at September 30, 2005.  The letter of credit agreements were collateralized by firm securities with a market value of $2.4 million at September 30, 2005.

Other

The Company has deferred tax assets of $23.1 million and deferred tax liabilities of $5.3 million as of September 30, 2005 reflecting net operating losses and other deductible temporary differences, which reduce taxable income in future years. The net deferred tax asset of $17.8 million is recorded on the Condensed Consolidated Statement of Financial Condition. At December 31, 2004, the Company had a net deferred tax asset of $8.5 million.  We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized.  This conclusion is principally based upon forecasted taxable income being earned within net operating loss carryforward periods and with consideration of our restructuring program. The amount of the net deferred tax assets realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If it is determined that our forecast is no longer reliable due to uncertain market conditions or if improvement in our results of operations does not materialize, our long-term forecast will require reassessment. As a result, we may need to establish valuation allowances for all or a portion of the net deferred tax assets.

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

At June 30, 2005, based upon Descap’s Pre-Tax Net Income from June 1, 2004 through May 31, 2005, $2.2 million of additional consideration was payable to the Sellers and is still recorded as a liability at September 30, 2005.  The Company may ultimately decide to issue Company Stock to settle up to 75% of the liability.

Also, based upon Descap’s Pre-Tax Net Income from June 1, 2005 through September 30, 2005, $0.3 million of contingent consideration would be payable to the Sellers.  The contingent consideration will not be accrued in the Company’s financial statements until the contingency is resolved and the consideration is distributable.

CONTRACTUAL OBLIGATIONS

First Albany Companies Inc. has contractual obligations to make future payments in connection with our short-term debt, long-term debt, capital leases, and operating leases. See Notes to Condensed Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	2005	2006	2007	2008	2009	2010	Thereafter	Total
Short-term bank loans	$278,685	$-	$-	$-	$-	$-	$-	$278,685
Long term debt (1)	714	4,857	4,857	4,857	4,857	4,857	2,382	27,381
Purchase obligations	-	-	-	-	-	-	-	-
Capital lease obligations (including interest)	459	1,673	1,287	700	533	331	223	5,206
Operating leases (net of sublease rental income)(2)	1,884	8,302	8,280	7,776	5,237	4,816	10,053	46,348
Subordinated debt (3)	-	1,288	1,462	1,299	141	266	851	5,307
Total	$281,742	$16,120	$15,886	$14,632	$10,768	$10,270	$13,509	$362,927

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

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date.  The amounts shown are net of long and short positions:

(In thousands of dollars)	2005	2006	2007	2008	2009	2010	Thereafter	Total
Fair value of securities
Corporate bonds	$4	$180	$819	$1,867	$1,354	$1,528	$25,413	$31,165
State and municipal bonds	25	10	11,062	3,947	3,757	3,480	172,755	195,036
US Government and federal agency obligations	398	(38)	(3,636)	(6,241)	1,463	(3,866)	53,464	41,544
Subtotal	427	152	8,245	(427)	6,574	1,142	251,632	267,745
Equity securities	12,011	-	-	-	-	-	-	12,011
Investments	32,257	-	-	-	-	-	-	32,257
Fair value of securities	$44,695	$152	$8,245	$(427)	$6,574	$1,142	$251,632	$312,013

Following is a discussion of the Company's primary market risk exposures as of September 30, 2005, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at September 30, 2005 was $220.6 million and $111.2 million at December 31, 2004 (net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.  At September 30, 2005, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $9.4 million and at year-end 2004 was $4.5 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $12.0 million in securities owned at September 30, 2005 and $11.9 million in securities owned at December 31, 2004, and have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, and amounts to $1.2 million at September 30, 2005 and $1.2 million at year-end 2004.  The Company's investment portfolio, excluding the consolidation of Employee Investment Fund (see “Investments” note in the Consolidated Financial Statement), at September 30, 2005 and December 31, 2004, had a fair market value of $28.7 million and $39.4 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations, and amounts to $2.9 million at September 30, 2005 and $3.9 million at year-end 2004.  The actual risks and results of such adverse effects may differ substantially.

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

OPERATING RISK

Operating risk is the potential for loss arising from limitations in the Company's financial systems and controls, deficiencies in legal documentation and the execution of legal and fiduciary responsibilities, deficiencies in technology, and the risk of loss attributable to operational problems.  These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes.  In order to reduce or mitigate these risks, the Company has established and maintains an internal control environment that incorporates various control mechanisms at different levels throughout the organization and within such departments as Finance, Accounting, Operations, Legal, Compliance and Internal Audit.  These control mechanisms attempt to ensure that operational policies and procedures are being followed and that the Company's various businesses are operating within established corporate policies and limits.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Form 10Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the September 30, 2005 quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Item Number	Item

10.7c	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended (filed as Registration No. 333-124707 to Form S-8) dated May 6, 2005

10.26	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees (filed as Registration No. 333-121927 to Form S-8) dated January 10, 2005

10.26a	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees, as amended (filed as Registration No. 333-124705 to Form S-8) dated May 6, 2005

10.27	First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees (filed as Registration No. 333-121928 to Form S-8) dated January 10, 2005

10.27a	First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees, as amended (filed as Registration No. 333-124706 to Form S-8) dated May 6, 2005

10.28	One Montgomery Tower Lease Agreement between Post-Montgomery Associated and First Albany Companies Inc., dated April 4, 2005 (filed as Exhibit 10.1 to Form 8-K dated April 8, 2005)

10.29	First Albany Companies Inc. Restricted Stock Inducement Plan for Descap Employees (filed as Registration No. 333-124648 to Form S-8) dated May 5, 2005

10.30	1301 Avenue of the Americas lease agreement between Deutsche Bank AG and First Albany Capital Inc., dated April 6, 2005 (filed as Exhibit 10.1 to Form 8-K) dated May 23, 2005

10.30a	1301 Avenue of the Americas lease agreement between Deutsche Bank AG and First Albany Capital Inc., as amended (filed as Exhibit 10.2 to Form 8-K) dated May 23, 2005

10.31	Third Amendment to Loan Agreement dated June 30, 2005 between First Albany Companies Inc. and Key Bank National Association (filed as an Exhibit 10.31 to Form 10-Q for the quarter ended June 30, 2005)

(31)	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act

(32)	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

 (b)  Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended September 30, 2005:

1.	Form 8-K filed August 4, 2005, announcing First Albany Companies Inc.’s financial results for the second quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.

(Registrant)

Date:	November 2, 2005	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer

Date:	November 2, 2005	/S/STEVEN R. JENKINS
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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date:	November 2, 2005	/S/ALAN P. GOLDBERG
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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date:	November 2, 2005	/S/STEVEN R. JENKINS
Steven R. Jenkins
Chief Financial Officer

 (Exhibit 32)

Certification

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Each of the undersigned officers of First Albany Companies Inc., a New York corporation (the “Company”), does hereby certify to such officer’s knowledge that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	November 2, 2005	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer
Date:	November 2, 2005	/S/STEVEN R. JENKINS
Steven R. Jenkins
Chief Financial Officer