Form 10-K
period 2005-12-31
FIRST ALBANY COMPANIES INC
filed 2006-03-16
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

 [ X ]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005

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

Common stock par value $.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No  ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐  Accelerated Filer  ☑  Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The aggregate market value of the shares of common stock of the Registrant held by non-affiliates based upon the closing price of Registrant's shares as reported on the NASDAQ system on June 30, 2005 which was $5.96 was $76,848,699.

As of February 28, 2006, 16,269,525 shares, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

The Exhibit Index is included on page 74 through 78.

The total number of pages in this document is 85.

 Business

First Albany Companies Inc. and its subsidiaries (the "Company") operate a full-service investment bank and institutional securities firm focused on the corporate middle market as well as government agencies and public institutions.  The Company offers financial advisory and capital raising to small and mid-cap companies and government agencies and provides trade execution in equity, high grade, high yield, mortgage-backed, convertible, tax-exempt and taxable municipal securities. The Company is traded on NASDAQ under the symbol FACT.

First Albany Capital Inc. (“First Albany Capital”), a subsidiary of First Albany Companies Inc., is a broker-dealer and investment banking firm serving the corporate middle market, as well as government agencies and public institutions.  Through its Equities and Fixed Income businesses, the firm offers a diverse range of products and advisory services in the areas of corporate and public finance and fixed income and equity sales and trading.  First Albany Capital was founded in 1953.

Descap Securities Inc. (“Descap”), a subsidiary of First Albany Companies Inc. is a specialized broker-dealer and boutique investment banking firm specializing in secondary trading of mortgage and asset-backed securities as well as the primary issuance of debt financing.  The Company acquired Descap in May of 2004.

FA Technology Ventures Corporation (“FATV”), a subsidiary of First Albany Companies Inc., manages FA Technology Ventures L.P. and certain other employee investment funds, providing management and guidance for portfolio companies, which are principally involved in the emerging growth sectors of information and energy technology.

FA Asset Management Inc. (“FA Asset Management” or “Noddings”), a subsidiary of First Albany Companies Inc.,  provides absolute return and enhanced indexing investment management strategies through the use of convertible arbitrage to institutional investors.  FA Asset Management is a SEC registered investment advisor.

Effective as of January 2006, First Albany Capital Limited (“FACL”), a subsidiary of First Albany Companies Inc., provides securities brokerage to institutional investors in the United Kingdom and Europe.

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

On December 31, 2004 the Company ceased asset management operations in Sarasota, FL and on February 5, 2005 sold its asset management operations in Albany, NY, and these operating results are reported as discontinued operations.  FA Asset Management’s business is now operated out of its Oakbrook Terrace, IL location.

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

Sources of Revenues

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows (excludes discontinued operations):

For the years ended December 31,	2005		2004		2003
(In thousands of dollars)	Amount	Percent	Amount	Percent	Amount	Percent
Commissions	$17,594	9.8%	$19,992	10.9%	$16,946	8.8%
Principal transactions	72,495	40.5%	93,511	51.2%	107,179	55.2%
Investment banking	47,745	26.7%	46,485	25.4%	36,156	18.6%
Investment gains (losses)	21,591	12.1%	10,070	5.5%	23,597	12.1%
Fees and others	4,178	2.3%	2,345	1.3%	3,785	1.9%
Total operating revenues	163,603	91.4%	172,403	94.3%	187,663	96.6%
Interest income	15,380	8.6%	10,395	5.7%	6,682	3.4%
Total revenues	$178,983	100.0%	$182,798	100.0%	$194,345	100.0%

For information regarding the Company’s reportable segment information, refer to “Segment Analysis” note of the Consolidated Financial Statements.

Commissions

A portion of the Company’s revenues is derived from customer commissions on brokerage transactions for the Company’s institutional clients, such as investment advisors, mutual funds, hedge funds, and pension and profit sharing plans, for which the Company is not acting as a market marker.  The majority of the commission revenue is related to brokerage transactions in our listed equity trading group.

Principal Transactions

The Company specializes in trading and making markets in equity and debt securities.  In the ordinary course of business the Company maintains securities positions as a market maker to facilitate customer transactions and, to a lesser extent, for investment purposes.

The Equities Sales and Trading group makes markets in over 500 NASDAQ and over-the-counter stocks to facilitate customer transactions.  In addition to trading profits and losses, included in principal transactions are commission-equivalents charged on certain principal trades for NASDAQ and over-the-counter securities.

The Company’s Fixed Income business segments maintain inventories of municipal debt (tax-exempt and taxable), corporate debt, mortgage-backed and asset-backed securities, convertible securities, and government and government agency securities.

The Company’s trading activities require the commitment of capital, and the majority of the Company’s inventory positions are for the purpose of generating sales credits by the institutional sales force.  As a result the Company exposes its own capital to the risk of fluctuations in market value.  All inventory positions are marked to their market or fair value price on at least a weekly basis.  The Company also hedges certain inventory positions with highly liquid future contracts and U.S. Government Securities.  The following table sets forth the highest, lowest, and average month-end inventories (including the net of securities owned and securities sold, but not yet purchased, less securities not readily marketable) for calendar 2005 by securities category where the Company acted in a principal capacity.

(In thousands of dollars)	Highest Inventory	Lowest Inventory	Average Inventory
State and municipal bonds	$201,800	$124,260	$158,301
Corporate obligations	36,109	27,464	31,398
Corporate stocks	22,269	13,839	16,651
U.S. Government and federal agencies obligations	43,432	(2,212)	19,948
Options	189	-	78

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

For the periods indicated, the table below highlights the number and dollar amount of corporate stock and bond offerings managed or co-managed by the Company and underwriting syndicate participations, including those managed or co-managed by the Company.

Corporate Stock and Bond Offerings
(In thousands of dollars)	Managed or Co-Managed		Syndicate Participations
Year Ended	Number of Issues	Amount of Offering	Number of Participations	Amount of Participation
December 2005	18	$1,637,381	21	$195,166
December 2004	27	2,497,273	36	297,952
December 2003	15	1,971,779	20	155,699

For the periods indicated, the table below highlights the number and dollar amount of municipal bond offerings managed or co-managed by the Company and underwriting participations, including those managed or co-managed by the Company.

Municipal Bond Offerings
(In thousands of dollars)	Managed or Co-Managed		Syndicate Participations
Year Ended	Number of Issues	Dollar Amount	Number of Participations	Dollar Amount
December 2005	280	$47,127,792	305	$6,131,850
December 2004	266	61,845,138	293	11,308,895
December 2003	281	57,989,985	307	12,740,343

Investment gains (losses)

The Company’s investment portfolio includes interests in publicly and privately held companies. Investment gains (losses) are comprised of both unrealized and realized gains and losses from the Company’s investment portfolio (see “Investments” note of the Consolidated Financial Statements).

Fees and Others

Fees and Others relate primarily to investment advisory fees earned by FA Asset Management and investment management fees earned by FATV.

Other Business Information

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

The volume of transactions handled by the operations staff fluctuates substantially.  The monthly numbers of purchase and sale transactions processed for the periods indicated were as follows:

	Number of Monthly Transactions
Year Ended	High	Low	Average
December 2005	648,768	309,614	462,898
December 2004	486,504	379,288	428,390
December 2003	401,354	212,984	302,450

The Company has established internal controls and safeguards to help prevent securities theft, including the use of depositories and periodic securities counts.  Operations, compliance, internal audit, and legal personnel monitor compliance with applicable laws, rules, and regulations.  As required by the NYSE and other regulatory authorities, the Company’s broker-dealer subsidiaries carry fidelity bonds covering loss or theft of securities as well as embezzlement and forgery.

Research

First Albany Capital maintains a professional staff of equity research analysts. Research is focused on several industry sectors, including healthcare, energy and technology.  First Albany Capital employs 16 senior analysts who support the Equities segment.

The Company’s research analysts review and analyze the economy, general market conditions, technology trends, industries and specific companies through fundamental and technical analyses; make recommendations of specific action with regard to industries and specific companies; and respond to inquiries from customers.

Employees

At February 28, 2006, the Company had 388 full-time employees, of which 130 were institutional salespeople and institutional traders, 33 were investment bankers, 16 were research analysts, 112 were in other revenue support positions, and 90 were in corporate support and overhead.  The Company considers its employee relations to be good and believes that its compensation and employee benefits are competitive with those offered by other securities firms.  None of the Company's employees are covered by a collective bargaining agreement.

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

Net Capital Requirements

The Company’s subsidiaries, First Albany Capital and Descap, as broker-dealers, are subject to the Uniform Net Capital Rule promulgated by the SEC. The Rule is designed to measure the general financial condition and liquidity of a broker-dealer, and it imposes a required minimum amount of net capital deemed necessary to meet a broker-dealer's continuing commitments to its customers.

Compliance with the Net Capital Rule may limit those operations which require the use of a firm’s capital for purposes, such as maintaining the inventory required for trading in securities, underwriting securities, and financing customer margin account balances.  Net capital, aggregate indebtedness and aggregate debit balances change from day to day, primarily based in part on a firm’s inventory positions, and the portion of the inventory value the Net Capital Rule requires the firm to exclude from its capital.

At December 31, 2005, the Company’s broker-dealer subsidiaries net capital and excess net capital were as follows:

(In thousands of dollars)	Net Capital	Excess Net Capital
First Albany Capital	$24,915	$23,915
Descap	$3,710	$3,603

Item 1A.  Risk Factors

This document includes statements that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often address our expected future business and financial performance, and often contain words such as "may", "will", "expect", "anticipate", "believe", "estimate", and "continue" or similar words.  You should consider all statements other than historical information or current facts to be forward-looking statements.  Our forward-looking statements may contain projections regarding our revenues, earnings, operations, and other financial projections, and may include statements of our future performance, strategies and objectives.  However, there may be events in the future which we are not able to accurately predict or control which may cause our actual results to differ, possibly materially, from the expectations expressed in our forward-looking statements.  All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors.  Such factors include, among others, market risk, credit risk and operating risk.  These and other risks are set forth in greater detail below and elsewhere in this document.  We caution you not to place undue reliance on these forward-looking statements. We do not undertake to update any of our forward-looking statements.

You should carefully consider the risk factors described below in addition to the other information set forth or incorporated by reference in this 2005 Annual Report on Form 10-K. If any of the following risks actually occur, our financial condition or results of operations could be materially adversely affected. These risk factors are intended to highlight some factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. Additional risks and uncertainties that we do not presently know or that we currently believe to be immaterial may also adversely affect us.

Company Risks

We have incurred losses in recent periods and may incur losses in the future.  We have incurred losses in recent periods. We recorded a net loss of $10.2 million for the year ended December 31, 2005 and a net loss of $3.6 million for the year ended December 31, 2004.  We have experienced declines in revenues generated by several of our key segments, including equities sales and trading, equity investment banking and fixed income sales and trading.  We may incur losses and further declines in revenue in future periods. Historically, we have financed most of our losses through asset sales and the incurrence of debt.  If we continue to incur losses and we are unable to raise funds to finance those losses, they could have a significant effect on our liquidity as well as our ability to operate.

In addition, we may incur significant expenses if we expand our underwriting and trading businesses or engage in strategic acquisitions and investments. Accordingly, we will need to increase our revenues at a rate greater than our expenses to achieve and maintain profitability. If our revenues do not increase sufficiently, or we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.

We have a significant amount of debt coming due within the next 90 days.  In March 2006, we entered into a loan agreement to borrow up to $11 million, of which we initially borrowed $8.7 million.  We used these funds, along with other available funds, to repay our $10 million Senior Notes dated June 13, 2003 (see “Short-Term Bank Loans and Notes Payable” note of the Consolidated Financial Statements for more details regarding the Senior Notes).  The maturity date for this new loan is June 15, 2006. We are also obligated to repay an additional $5 million of debt on or prior to June 15, 2006 related primarily to our $4.9 million Term Loan.  We will be unable to repay these amounts out of cash from our operations and therefore will need to refinance this debt or take other actions, such as selling assets.  We cannot be assured that any such financing would be available on acceptable terms or that asset sales could be accomplished in a manner acceptable to us.  In addition, upon expiration of a lock-up agreement to which we are a party (refer to “Investments” note in the Consolidated Financial Statements), this new loan will be collateralized by shares of common stock that we own of iRobot Corporation. If the daily market value of these shares decreases to a level that causes the outstanding loan amount to exceed 30% of the collateral value, we must pledge additional collateral to the bank, either in cash or other specified securities, which, if held by a broker-dealer subsidiary, may require regulatory approval.  Although we do not anticipate experiencing any difficulty in obtaining such approval, we cannot assure you that we will be able to do so.  If we are required to provide this additional collateral from our broker-dealer subsidiaries, this could adversely affect our ability to operate our businesses.

Our ability to retain our senior professionals and hire new senior management is critical to the success of our business.  In order to operate our business successfully, we rely heavily on our senior professionals. Their personal reputation, judgment, business generation capabilities and project execution skills are a critical element in obtaining and executing client engagements. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds, private equity funds and venture capital funds. In the past we have lost investment banking, brokerage, research and other professionals and could lose more in the future, which could impair our ability to secure or successfully complete engagements. If we lose a significant number of our key professionals, we may have to hire additional personnel. At that time, there could be a shortage of qualified and, in some cases, licensed personnel whom we could hire. This could hinder our ability to expand or cause a backlog in our ability to conduct our business, including the handling of investment banking transactions and the processing of brokerage orders.  These personnel challenges could harm our business, financial condition and operating results.

First Albany has committed to enter into various agreements to retain certain of its employees, including retention agreements in an amount aggregating $7.5 million, which are payable in July 2006 to the extent the employee is still employed by First Albany Capital and/or its affiliates. We cannot assure you that these employees will remain in the employ of First Albany Capital and/or its affiliates either as a result of these agreements or after they have received this payment.

In addition, in the past year we have had several changes in our senior management, including the departure of our chief financial officer and our general counsel. In addition, in August 2005 we announced our succession planning for the position of chief executive officer and our formal commencement of a search process to identify candidates for that position. We cannot assure you that we will be able to successfully hire individuals to fill these positions who will work together effectively to successfully develop and implement our business strategies and operations.

We will incur charges if we move our New York City offices into recently leased space.  In 2005, we entered into a lease for new office space in New York City.  The leases for our current office spaces in New York City expire in October 2008 and May 2009.  As part of our effort to reduce expenses, we have entered into discussions with a third party to take over the lease for the new space. If these discussions are unsuccessful, we will move our New York City operations into the new office space.  If we do move our New York City offices, our ongoing lease expenses will increase and we will incur additional charges (net of anticipated sublease rental income) arising out of our vacating our current office spaces.  (See “Commitments and Contingencies” note of the Consolidated Financial Statements for more details regarding our leases).

Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses.  Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business and perceived liquidity issues may affect our clients and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Our private equity business and investment portfolio may also create liquidity risk due to increased levels of investments in high-risk, illiquid assets. We have made substantial principal investments in our private equity funds and may make additional investments in future funds, which are typically made in securities that are not publicly traded. There is a significant risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. It takes a substantial period of time to identify attractive investment opportunities and then to realize the cash value of our investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

First Albany Capital and Descap, our broker-dealer subsidiaries, are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. Furthermore, First Albany Capital and Descap are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to First Albany Companies Inc. As a holding company, First Albany Companies Inc. depends on dividends and other payments from its subsidiaries to support the funding of dividend payments and debt obligations. As a result, regulatory actions could impede First Albany Companies Inc.’s access to funds.  In addition, because First Albany Companies Inc. holds equity interests in the firm’s subsidiaries, its rights may be subordinated to the claims of the creditors of these subsidiaries.

We focus principally on specific sectors of the economy, and a deterioration in the business environment in these sectors generally or decline in the market for securities of companies within these sectors could materially adversely affect our businesses.  For example, our equity business focuses principally on the healthcare, energy and technology sectors of the economy. Therefore, volatility in the business environment in these sectors generally, or in the market for securities of companies within these sectors particularly, could substantially affect our financial results and the market value of our common stock. The market for securities in each of our target sectors may also be subject to industry-specific risks. Underwriting transactions, strategic advisory engagements and related trading activities in our target sectors represent a significant portion of our businesses. This concentration exposes us to the risk of substantial declines in revenues in the event of downturns in these sectors of the economy and any future downturns in our target sectors could materially adversely affect our business and results of operations.

Increase in capital commitments in our trading, underwriting and other businesses increases the potential for significant losses.  The trend in capital markets is toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks are increasingly committing to purchase large blocks of stock from publicly-traded issuers or their significant shareholders, instead of the more traditional marketed underwriting process, in which marketing was typically completed before an investment bank committed to purchase securities for resale. As a result, we may be subject to increased risk as we commit greater amounts of capital to facilitate primarily client-driven business. Furthermore, we may suffer losses even when economic and market conditions are generally favorable for others in the industry.

We may enter into large transactions in which we commit our own capital as part of our trading business. The number and size of these large transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. We maintain trading positions in the fixed income and equity markets to facilitate client trading activities. To the extent that we own security positions, in any of those markets, a downturn in the value of those securities or in those markets could result in losses from a decline in value. Conversely, to the extent that we have sold securities we do not own in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to acquire the securities in a rising market.

Our principal trading and investments expose us to risk of loss.  A significant portion of our revenues is derived from trading in which we act as principal. Although the majority of our principal trading is “riskless principal” in nature, we may incur trading losses relating to the purchase, sale or short sale of municipal, corporate, asset-backed and equity securities for our own account and from other principal trading. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. In general, because our inventory is marked to market on a weekly basis, any downward price movement in these securities could result in a reduction of our revenues and profits.

In addition, we may engage in hedging transactions and strategies that may not properly mitigate losses in our principal positions.  If the transactions and strategies are not successful, we could suffer significant losses.

Our financial results may fluctuate substantially from period to period, which may impact our stock price.  We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. These variations may be attributed in part to fluctuations in the value of our investment portfolio and the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on growth companies in the healthcare, energy and technology sectors, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings as well as the after-market trading volume and prices of newly issued securities. Recently, more companies initiating the process of an initial public offering are simultaneously exploring merger and acquisition exit opportunities. If we are not engaged as a strategic advisor in any such dual-tracked process, our investment banking revenues would be adversely affected in the event that an initial public offering is not consummated. In addition, our investments in our private equity funds are adjusted for accounting purposes to fair value at the end of each quarter and our allocable share of these gains or losses will affect our revenues even when these market fluctuations have no cash impact, which could increase the volatility of our quarterly earnings.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.  In recent years we have experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter “soft dollar” practices under which brokerage firms bundle the cost of trade execution with research products and services, and the SEC is considering additional rulemaking in the soft dollar area. Some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our brokerage business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

Difficult market conditions could adversely affect our business in many ways.  Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. Weakness in equity markets and diminished trading volume of securities could adversely impact our brokerage business. Industry-wide declines in the size and number of underwritings and mergers and acquisitions also would likely have an adverse effect on our revenues. In addition, reductions in the trading prices for equity securities also tend to reduce the deal value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. As we may be unable to reduce expenses correspondingly, our profits and profit margins may decline.

We face strong competition from larger firms.  The brokerage and investment banking industries are intensely competitive and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in some of our businesses, in particular discounts in large block trades and trading commissions and spreads. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues, even as the volume and number of investment banking transactions have started to increase. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.

We are a small investment bank with 388 employees and net revenues of $166.1 million in 2005. Many of our competitors in the brokerage and investment banking industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the brokerage and investment banking industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market.

If we are unable to compete effectively with our competitors, our business, financial condition and results of operations will be adversely affected.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk.  Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As a self-clearing firm, we finance our customer positions and could be held responsible for the defaults or misconduct of our customers. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

Our operations and infrastructure may malfunction or fail.  Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions we process have become increasingly complex. Our financial, accounting or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations, including New York, Albany, San Francisco and Boston, work in close proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

We face numerous risks and uncertainties as we expand our business.  We expect the growth of our business to come primarily from internal expansion and through acquisitions and strategic partnering. As we expand our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, as we acquire new businesses, we face numerous risks and uncertainties integrating their controls and systems into ours, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.

 Risks Related to Our Industry

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.  Firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, the NASD and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

Risks associated with regulatory impact on capital markets.  Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and Nasdaq to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

Our business is subject to significant credit risk.  In the normal course of our businesses, we are involved in the execution, settlement and financing of various customer and principal securities and commodities transactions. These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Although transactions are generally collateralized by the underlying security or other securities, we still face the risks associated with changes in the market value of the collateral through settlement date or during the time when margin is extended. We may also incur credit risk in our derivative transactions to the extent such transactions result in uncollateralized credit exposure to our counterparties. We seek to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. We may require counterparties to deposit additional collateral or return collateral pledged. In the case of aged securities failed to receive, we may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty.

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.  We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things.  These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

As a brokerage and investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

Employee misconduct could harm us and is difficult to detect and deter.  There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our Company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases, and we may suffer significant reputational harm for any misconduct by our employees.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

The Company currently leases all of its office space.  The Company’s lease for its executive offices and brokerage operations in Albany, New York expires in 2014.

A list of office locations as of December 31, 2005 by segment is as follows:

Equities, Fixed Income & Other	Albany, NY
Boston, MA
New York, NY

Equities & Fixed Income	Chicago, IL
Houston, TX
San Francisco, CA

Equities	London, UK
Minneapolis, MN

Fixed Income	Chadds Ford, PA
Dallas, TX
Greenwich, CT
Hartford, CT
Los Angeles, CA
Naples, FL
Richmond (Glen Allen), VA
Wellesley, MA

Other	Oakbrooke Terrace, IL

For information regarding the Company’s reportable segment information, refer to “Segment Analysis” note of the Consolidated Financial Statements.

Item 3.  Legal Proceedings

In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the "Lawrence Parties") in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court").  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration.  Discovery is currently underway.  The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.

In connection with the termination of Arthur Murphy’s employment by First Albany Capital as Executive Managing Director, Mr. Murphy filed an arbitration claim against First Albany Capital, Alan Goldberg, President and Chief Executive Officer, and George McNamee, Chairman of First Albany Companies Inc. with the National Association of Securities Dealers on June 24, 2005.  Mr. Murphy is a director of the Company.  The claim alleges damages in the amount of $8 million based on his assertions that he was fraudulently induced to remain in the employ of First Albany Capital. A hearing in the matter is scheduled to commence during the second quarter of 2006.  The Company believes the claim to be wholly without merit and intends to vigorously defend itself against such claim.

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

Item 4   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock trades on the NASDAQ National Market System under the symbol "FACT".  As of March 6, 2006, there were approximately 3,243 holders of record of the Company's common stock.  The following table sets forth the high and low bid quotations for the common stock as adjusted for subsequent stock dividends during each quarter for the fiscal years ended:

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
2005
Stock Price Range
High	$9.90	$9.24	$6.80	$7.49
Low	8.90	4.84	5.57	5.99
Cash Dividend Per Share	0.05	-	-	-

2004
Stock Price Range
High	$15.85	$15.95	$10.21	$9.94
Low	12.58	8.91	8.20	8.30
Cash Dividend Per Share	0.05	0.05	0.05	0.05

For information regarding the Company’s securities authorized for issuance under equity compensation plans, refer to “Benefit Plans” note of the Consolidated Financial Statements.

In February 2005, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 10, 2005, to shareholders of record on February 24, 2005.  In May 2005, the Board of directors suspended the $0.05 per share dividend.  At this time the Company does not anticipate issuing dividends.  See “Short-Term Bank Loans and Notes Payable” note to Consolidated Financial Statements for restrictive covenants that could impact the Company’s ability to pay dividends.

ISSUANCE OF UNREGISTERED SHARES

On May 14, 2004, the Company acquired Descap Securities, Inc.  Pursuant to the “Earnout Payment” in the agreement for the acquisition of Descap Securities, Inc. (see “Commitments and Contingencies” note to the Consolidated Financial Statements), the Company issued, in December 2005, pursuant to Section 4(2) of the Securities Act of 1933, 304,439 unregistered shares of common stock to the Sellers of Descap Securities, Inc., with an approximate value of $1.6 million, as part of the consideration provided.

ISSUER PURCHASES OF EQUITY SECURITIES

In December 2003, the Board of Directors authorized a stock repurchase program which expired June 9, 2005.  At December 31, 2005, the Company had repurchased 20,300 shares pursuant to this program on the open market.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
3/01/05-3/31/05	15,300	$9.16	15,300	484,700
4/01/05-4/30/05	5,000	$9.14	5,000	479,700
5/01/05-5/31/05	-	-	-	479,700
6/01/05-6/30/05	-	-	-	-

(1)  These shares were purchased pursuant to the stock repurchase program authorized by the Company’s Board of Directors in December 2003.

(2)  The stock repurchase program expired June 9, 2005.  The Company purchased 20,300 of the 500,000 shares authorized by its Board of Directors.

Item 6.  Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.  This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

For the years ended December 31:	2005	2004	2003	2002	2001
Operating results
Operating revenues	$163,603	$172,403	$187,663	$161,606	$134,117
Interest income	15,380	10,395	6,682	17,252	25,998
Total revenues	178,983	182,798	194,345	178,858	160,115
Interest expense	12,834	6,163	3,328	12,057	22,269
Net revenues	166,149	176,635	191,017	166,801	137,846
Expenses (excluding interest)	167,097	185,385	171,501	164,460	143,501
Operating income (loss)	(948)	(8,750)	19,516	2,341	(5,655)
Equity in (loss) income of affiliate	-	-	-	(5,723)	1,271
Gains on sale of equity holdings	-	-	-	7,170	-
Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principles	(948)	(8,750)	19,516	3,788	(4,384)
Income tax expense (benefit)	8,467	(6,866)	7,833	902	(2,547)
Income (loss) from continuing operations	(9,415)	(1,884)	11,683	2,886	(1,837)
Income (loss) from discontinued operations, net of taxes	(802)	(1,703)	(1,122)	351	(1,155)
Income (loss) before cumulative effect of change in accounting principles	(10,217)	(3,587)	10,561	3,237	(2,992)
Cumulative effect of accounting change, net of taxes	-	-	-	(2,655)	-
Net income (loss)	$(10,217)	$(3,587)	$10,561	$582	$(2,992)

Per common share:
Income (loss) from continuing operations:
Basic	$(0.68)	$(0.15)	$1.11	$0.30	$(0.20)
Dilutive	(0.68)	(0.15)	0.99	0.30	(0.20)
Cash dividend	0.05	0.20	0.20	0.20	0.20
Book value	6.28	6.45	7.64	6.62	6.69

As of December 31:	2005	2004	2003	2002	2001
Financial condition:
Total assets	$443,541	$410,113	$393,142	$440,172	$1,109,084
Short-term bank loans	150,075	139,875	138,500	215,100	238,650
Notes payable	30,027	32,228	14,422	8,298	12,028
Obligations under capitalized leases	5,564	3,110	3,183	2,708	2,958
Temporary capital	3,374	3,374	-	-	-
Subordinated debt	5,307	3,695	3,721	1,760	6,000
Stockholders’ equity	87,722	86,085	83,434	66,641	62,875

Reclassification:

Certain amounts in operating results for 2001 through 2004 have been reclassified to conform with the 2005 presentation.  Refer to the “Reclassification” section of Note 1 to the Consolidated Financial Statements for more information regarding reclassification of transaction-related fees.  These fees totaled $1.0 million in 2004, $1.1 million in 2003, $0.5 million in 2002 and $0.3 million in 2001.

Cumulative Effect of Accounting Change:

In 2002, the Company changed its accounting method related to the Company’s investment in Mechanical Technology Incorporated (“MKTY”) common stock after an exchange of some of its shares of MKTY for shares of Plug Power, Inc. (“PLUG”) owned by MKTY.  The Company had previously accounted for its investment in MKTY under the equity method of accounting through December 31, 2002 and as of December 31, 2002 accounted for its investment in MKTY at fair value.  Under the equity method of accounting the Company had consistently reported its proportionate share of MKTY’s financial results on a quarter lag.  As a result of the transaction and the new accounting treatment, the Company reflected the final equity adjustment representing its proportionate share of MKTY’s financial results for the quarter ended December 31, 2002 in the Company’s financial statements for the year ended December 31, 2002 rather than on a quarter lag.  The effect of this change was to record a $2.7 million expense to recognize the cumulative effect of having previously recorded the equity losses of MKTY on a quarter lag.

Effective in 2003, investment gains/losses relating to MKTY and PLUG are included in operating revenues.  During 2003, the Company recognized approximately $23.6 million in investment gains of which $18.9 million related to MKTY and PLUG.

FIRST ALBANY COMPANIES INC.

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

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital and asset management businesses, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments and realized gains and losses as a result of sales of equity holdings.  The Company’s venture capital business generates revenue through the management of a private equity fund.  This segment also includes results related to the Company’s investment in these private equity funds and any gains or losses that might result from those investments.  The Company’s asset management business generates revenue through managing institutional investors’ assets through its convertible arbitrage group.

The Company believes it has an opportunity to become one of the premier investment banking boutiques serving the middle market, which the Company believes is largely an under-served market.  The Company has focused on growing its middle market position by broadening its product line through acquisition and investments in key personnel and shedding non-core businesses.

Business Environment

After a positive showing in 2004, the equities markets experienced mixed results in 2005 with the NYSE daily trading volume increasing 10.0 percent and the NASDAQ composite daily trading volume down 1.3  percent.  On the NYSE, program trading continued to capture growing market share, accounting for 56.9 percent of daily volume compared to 50.4 percent in 2004.  Public offering activity was down in 2005 and initial public offering activity remained well below historical levels.

In the fixed income markets, increasing short-term rates, coupled with a flattening yield curve resulted in a decline in secondary market activity across all products.  In addition, price transparency in the secondary corporate bond market and price and coupon compression in the mortgage-backed market continue to negatively impact spreads.  Municipal underwriting activity improved in 2005.  Negotiated underwriting volume increased 11.4 percent, while competitive bid volume increased 10.5 percent.

RESULTS OF OPERATIONS

	Years ended December 31
(In thousands of dollars)	2005	2004	2003
Revenues
Commissions	$17,594	$19,992	$16,946
Principal transactions	72,495	93,511	107,179
Investment banking	47,745	46,485	36,156
Investment gains (losses)	21,591	10,070	23,597
Interest income	15,380	10,395	6,682
Fees and others	4,178	2,345	3,785
Total revenues	178,983	182,798	194,345
Interest expense	12,834	6,163	3,328
Net revenues	166,149	176,635	191,017
Expenses (excluding interest)
Compensation and benefits	118,120	131,421	126,547
Clearing, settlement and brokerage costs	9,038	6,648	6,164
Communications and data processing	14,078	14,797	14,147
Occupancy and depreciation	12,505	9,597	9,072
Selling	6,860	7,739	7,261
Impairment loss	-	1,375	-
Restructuring	-	1,275	-
Other	6,496	12,533	8,310
Total expenses (excluding interest)	167,097	185,385	171,501
Income (loss) before income taxes and discontinued operations	(948)	(8,750)	19,516
Income tax expense (benefit)	8,467	(6,866)	7,833
Income (loss) from continuing operations	(9,415)	(1,884)	11,683
Income (loss) from discontinued operations, net of taxes	(802)	(1,703)	(1,122)
Net income (loss)	$(10,217)	$(3,587)	$10,561

Net interest income
Interest income	$15,380	$10,395	$6,682
Interest expense	12,834	6,163	3,328
Net interest income	$2,546	$4,232	$3,354

2005 Financial Overview

For the fiscal year ended December 31, 2005, net revenues from continuing operations were $166.1 million, compared to $176.6 million in 2004.  A record performance in Public Finance and an increase in investment income were overshadowed by a decline in net revenues in both Equities and Fixed Income sales and trading.  Results were negatively impacted by $9.7 million in expense related to a deferred tax valuation allowance, $1.9 million in expenses, net of taxes, related to severance costs in connection with staffing reductions and $1.2 million in expenses, net of taxes, incurred as part of the Company’s effort to consolidate offices. Including these charges, the Company reported a net loss from continuing operations of $9.4 million 2005 compared to a net loss from continuing operations of $1.9 million for the same period in 2004.  Earnings per diluted share from continuing operations for the year ended December 31, 2005 was a net loss of $0.68 compared to a net loss of $0.15 per diluted share for the same period in 2004.  The Company reported a consolidated net loss of $10.2 million for the year ended December 31, 2005, compared to a consolidated net loss of $3.6 million for the same period in 2004. Consolidated diluted earnings per share for the year ended December 31, 2005, was a net loss of $0.74 compared to a net loss of $0.29 for the same period of 2004.

Net Revenue

Net revenue fell $10.5 million, or 5.9 percent, in 2005 to $166.1 million.   Strong revenue growth in fixed income investment banking and a $11.5 million increase in investment gains were offset by lower revenues in equity sales and corporate bond sales and trading and equities investment banking.   A decrease in equity listed commission revenue resulted in a 12.0 percent decrease in commission revenue. The decline in corporate bond net revenue and softness in municipal bond product revenue helped drive principal transaction revenue down 22.5 percent compared to 2004.  Fees and other revenue increased 78.1 percent primarily as a result of a $1.5 million gain on the sale of the Company’s NYSE seat.  Net interest income of $2.5 million represented a 40.0 percent decrease compared to 2004 as a result of a decline in interest rate spreads.

Non-Interest Expense

Non-interest expense decreased $18.3 million, or 9.9 percent, to $167.1 million in 2005.

Compensation and benefits expense decreased 10.1 percent to $118.1 million. Incentive compensation expense was down $15.6 million primarily as a result of lower net revenues in equities and sales commission expense declined $3.9 million as a result of lower principal transactions in the corporate bond group.  These declines were offset by a $6.3 million increase in compensation expense at Descap.  The increased compensation expense was the result of higher net revenues.

Clearing, settlement, and brokerage costs of $9.0 million represented an increase of 36.0 percent compared to the prior year.  An increase in electronic communications network (“ECN”) expense in Equities as a result of an increase in NASDAQ trading activity drove the variance.

Communications and data processing costs decreased $0.7 million or 4.9 percent.  A $1.6 million decline in data processing expense was offset by a $0.8 million increase in market data services expense.  Data processing expense was down across all groups as a result of more favorable pricing from the Company’s back-office vendor. An increase in trading communications costs in Equities and market data costs in Descap accounted for the increase in market data services.

Occupancy and depreciation expense increased 30.3 percent or $2.9 million.  Costs associated with implementing the company’s real estate strategy in New York City and San Francisco accounted for $2.1 million of the increase.

Selling expense was down 11.4 percent, or $0.9 million, in 2005 as a result of a decrease in travel and entertainment expense and dues, fees and assessment costs.

Other expense decreased $6.0 million, or 48.2 percent, in 2005.  The decrease was driven by $3.2 million decline in legal expenses and a $1.1 million decrease in professional fees relating to documenting compliance with Section 404 of the Sarbanes-Oxley Act.

In 2005, the Company recorded an expense of $9.7 million for a valuation allowance related to its deferred tax asset. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over the past two years and the difficulty of forecasting future taxable income.  Refer to the “Income Tax” note of the Consolidated Financial Statements for more detail.

2004 Financial Overview

For the fiscal year ended December 31, 2004, consolidated net revenues from continuing operations for the Company were $176.6 million, compared to $191.0 million for 2003.  The Company reported a loss from continuing operations of $1.9 million for 2004 compared to income from continuing operations of $11.7 million for 2003.  Results were negatively impacted by a drop of $7.9 million in investment gains net of taxes, and $4.5 million in unusual expenses, net of taxes, including litigation expenses, restructuring charges, an asset impairment, and costs related to documenting compliance with Section 404 of Sarbanes-Oxley.  Consolidated earnings from continuing operations for the year ended December 31, 2004 were a net loss of $0.15 per diluted share compared to net income of $0.99 per diluted share for 2003.  The Company reported a consolidated net loss of $3.6 million for the year ended December 31, 2004, compared to consolidated net income of $10.6 million for 2003. Consolidated earnings per share for the year ended December 31, 2004, were a net loss of $0.29 per diluted share compared with net income of $0.89 per diluted share for 2003.

Net Revenue

Net revenue fell $14.4 million, or 7.5 percent, in 2004 to $176.6 million.   Strong revenue growth in investment banking and equities sales and trading in addition to a 104.5 percent increase in mortgage-backed revenue primarily as a result of the Company’s acquisition of Descap were offset by continued weakness in high grade corporate bond revenue and a $13.5 million in decline investment gains. An increase in equity listed commission revenue resulted in an 18.0 percent increase in commission revenue. The decline in high grade net revenue and softness in municipal bond product revenue helped drive principal transaction revenue down 12.7 percent compared to 2003.  Fees and other revenue declined 38.0 percent on lower incentive fees at FA Asset Management.  Net interest income of $4.2 million represented a 26.2 percent increase compared to 2003 related primarily to Descap.

Non-Interest Expense

Non-interest expense increased $13.9 million, or 8.1 percent, to $185.4 million in 2004.

Compensation and benefits expense increased 3.9 percent to $131.4 million, primarily as a result of an increase in restricted stock amortization expense related to the Company’s incentive compensation program.

Clearing, settlement, and brokerage costs of $6.6 million represented an increase of 7.8 percent compared to the prior year.  An increase in electronic communications network (“ECN”) expense in Equities as a result of an increase in NASDAQ trading activity and additional clearing costs in Fixed Income related to Descap drove the variance.

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

The Company incurred $1.3 million in restructuring expense as a result of a company-wide initiative to reduce headcount in the third and fourth quarters of 2004.

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

Equities

(In thousands of dollars)	2005	2004	2003
Net revenue
Sales and Trading	$41,883	$50,801	$42,132
Investment Banking	18,099	25,948	10,799
Net Interest / Other	65	251	420
Total Net Revenue	$60,047	$77,000	$53,351

Operating Income (Loss)	$(4,712)	$4,234	$(590)

2005 vs. 2004

Net revenues in Equities dropped $17.0 million, or 22.0 percent, to $60.0 million in 2005. In 2005 Equities represented 36.1 percent of consolidated net revenue compared to 43.6 percent in 2004. Equity sales and trading revenue decreased across all products with net revenue down 17.6 percent compared to 2004.  Compared to 2004, NASDAQ net revenue was down 19.9 percent to $27.3 million and listed net revenue of $14.5 million represented a 12.9 percent decrease relative to the prior year.  Investment banking net revenues declined 30.2 percent versus the prior year.  The group experienced revenue declines across all product groups with public offering revenue down more than $1.4 million to $11.4 million and advisory and private placement revenue decreasing $4.9 million to $8.4 million.  In terms of volume, investment banking completed 35 transactions in 2005 compared to 45 in 2004.

2004 vs. 2003

Net revenues in Equities rose $23.6 million, or 44.3 percent, to $77.0 million in 2004. In 2004 Equities represented 43.6 percent of consolidated net revenue compared to 27.9 percent in 2003. Operating income of $4.2 million represented a $4.8 million improvement compared to the prior year.  Equity sales and trading revenue continued to show improvement across all product lines with net revenue up 20.6 percent compared to 2003.  Compared to 2003, NASDAQ net revenue increased 19.8 percent to $34.1 million and listed net revenue of $16.7 million represented a 22.2 percent increase relative to the prior year.  Led by healthcare and energy, investment banking continued its impressive growth with net revenue up 140.3 percent versus the prior year.  The group experienced strong revenue growth across all product groups with public offering revenue up more than $7.7 million to $13.7 million and advisory and private placement revenue increasing $6.7 million to $12.4 million.  In terms of volume, Investment banking completed 45 transactions in 2004 compared to 27 in 2003.

Fixed Income

(In thousands of dollars)	2005	2004	2003
Net revenue
Sales and Trading	$47,588	$63,912	$82,483
Investment Banking	29,489	19,265	24,632
Net Interest / Other	1,430	2,825	2,019
Total Net Revenue	$78,507	$86,002	$109,134

Operating Income	$6,458	$13,948	$25,926

2005 vs. 2004

Fixed Income net revenue declined 8.7 percent in 2005.  Fixed Income sales and trading revenue was down 25.5 percent compared to the prior year, while Fixed Income Investment Banking net revenue of $29.5 million represented a 53.1 percent increase compared to the prior year.  Contributing to the decline in sales and trading revenue was High grade net revenue down 65.4 percent to $6.6 million in 2005 and high yield net revenue of $4.7 million, which was down 13.8 percent compared to 2004.  Municipal net revenue of $13.4 million was down 18.8 percent in 2005.  Mortgage and asset-backed net revenue increased 26.5 percent to $17.9 million.  Contributing to the increase in investment banking net revenue was a 60.1 percent, or $8.0 million, increase in underwriting related revenue offset by a 8.8 percent, or $3.8 million, decline in public finance advisory fees.  Operating income in 2005 was negatively impacted by the continued deterioration in corporate bond product revenue.

2004 vs. 2003

Fixed Income net revenue declined 21.2 percent in 2004.  Fixed Income sales and trading revenue was down 22.5 percent compared to the prior year.  High grade net revenue was down 49.3 percent to $19.0 million in 2004.  Municipal net revenue of $16.5 million was down 12.1 percent in 2004.  Mortgage and asset-backed net revenue increased 104.5 percent to $14.1 million.  High yield net revenue of $5.4 million was unchanged compared to 2003.  In the third quarter of 2004 the Company augmented its high yield capabilities with the addition of a high yield team in Greenwich, CT.  As a result high yield net revenue in the fourth quarter of 2004 increased 85.6 percent compared to the third quarter of 2004.  Fixed Income Investment Banking net revenue of $19.3 million represented a 21.8 percent decline compared to the prior year.  Contributing to the decline was a 20.1 percent, or $1.1 million, decline in public finance advisory fees and a 22.6 percent, or $4.0 million, decline in underwriting related revenue.  Operating income in 2004 was negatively impacted by $1.7 million in legal expenses, continued deterioration in high grade product revenue and a decline in fee related revenue in public finance.

Other

(In thousands of dollars)	2005	2004	2003
Net revenue
Investment Gain (Losses)	$21,591	$10,070	$23,597
Net Interest / Other	6,004	3,563	4,935
Total Net Revenue	$27,595	$13,633	$28,532

Operating Income	$(2,694)	$(26,932)	$(5,820)

2005 vs. 2004

Net revenue was up $14.0 million compared to 2004 as a result of a $11.5 million increase in investment gains and losses related to the Company’s investment portfolio.  Net Interest/Other were up due to a $1.5 million gain on the sale of the company’s NYSE seat and a $0.4 million increase in fee revenues at the convertible arbitrage group.  Operating Income was positively impacted by increased revenues and the results of the Company’s effort to reduce expenses through the reduction in support head count and professional fees.

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

Short-term Bank Loans and Notes Payable

Short-term bank loans are made under a variety of bank lines of credit totaling $250 million of which approximately $150 million is outstanding at December 31, 2005.  These bank lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligation exist and are repayable on demand.  These loans are collateralized by eligible securities, including Company-owned securities, subject to certain regulatory formulas.  These loans bear interest at variable rates based primarily on the Federal Funds interest rate.  The weighted average interest rates on these loans were 4.68% and 2.42% at December 31, 2005 and 2004 respectively.  At December 31, 2005, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned and receivables from brokers, dealers and clearing agencies, of $183.8 million.

Notes payable also include Senior Notes dated June 13, 2003 for $10 million, which we repaid in full in March 2006.  The Senior Notes had a fixed interest rate of 8.5% payable semiannually and maturing on June 30, 2010.  The Senior Notes contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 at the end of each fiscal quarter based on the most recently concluded period of four consecutive quarters (at the end of the December 31, 2005 quarter, the Company’s adjusted cash flow coverage rate was -35.3 to 1). As of December 31, 2005, the Company was not in compliance with the financial covenants contained in the note agreement.  On January 10, 2006, the purchasers of these notes agreed to waive the Company’s non-compliance effective December 31, 2005.  The Company may, at its option, prepay at any time all, or from time to time any part of the note including a “Make-Whole” amount, as defined in the agreement, related to the discounted value of the remaining payments.  These notes were paid in full subsequent to year-end.  Refer to “Short-Term Bank Loans and Notes Payable” note in the Consolidated Financial Statements.

Subsequent to year-end, the Company entered into an $11 million Term Loan for the purpose of repaying the Senior Notes, of which the Company initially borrowed $8.7 million.  Interest on the term loan is 1% over the prime rate (7.5% at December 31, 2005).  Interest is payable monthly with principal repayment on June 15, 2006.  The term loan contains various covenants consistent with the Company’s $15.6 Term Loan.  In addition, the Company has agreed to repay $5.0 million of outstanding debt by June 15, 2006 related primarily to the $4.9 million Term Loan.  Upon expiration of a lock-up agreement to which we are a party (refer to “Investments” note in the Consolidated Financial Statements), the $11 million Term Loan will be collateralized by shares of iRobot Corporation common stock owned by the Company.  If the daily market value of the iRobot common stock decreases to a level that causes the outstanding loan to exceed 30% of the collateral value, the Company must pledge additional collateral, either in cash or other specified securities.

The Company’s notes payable also include a $15.6 million Term Loan to finance the acquisition of Descap Securities, Inc.  Interest rate is 2.4% over the 30-day London InterBank Offered Rate (“LIBOR”) (4.34% at December 31, 2005).  Interest only was payable for first six months, and thereafter monthly payments of $238 thousand in principal and interest over the life of loan which matures on May 14, 2011.  The Term Loan agreement contains various covenants, as defined in the agreement.  As of March 31, 2005 and June 30, 2005, the Company was not in compliance with certain covenants contained in the Term Loan.  On April 22, 2005 the lender agreed to waive the financial covenants contained in the term loan agreement for the quarter ended March 31, 2005.  On August 9, 2005, the lender agreed to amend the loan document, effective June 30, 2005.  The lender agreed to eliminate the EBITDAR requirement of $22.5 million, amend the definition for operating cash flow, fixed charges, EBITDAR and modified indebtedness.  The lender also agreed to increase the maximum allowable modified total funded indebtedness to EBITDAR ratio from 1.75 to 2.00 through March 31, 2006.  Thereafter the modified debt requirement will not exceed 1.75 to 1.  The financial covenants require operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending December 31, 2005, the operating cash flow to total fixed charge ratio 1.19 to 1) and modified total funded debt to EBITDAR ratio of less than 2.00 to 1 (for the twelve month period ending December 31, 2005, modified total funded debt to EBITDAR ratio was 1.82 to 1).  EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments as defined in the modified term loan agreement and referred to as “EBITDAR.” As of December 31, 2005, the Company was in compliance with all covenants contained in the Term Loan.  The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenant.

Notes payable include a $4.9 million Term Loan with a current interest rate of 3.25% over the 30-day London Interbank Offered Rate (“LIBOR”) (4.34% at December 31, 2005), the proceeds of which were used to fund the consolidation of the Company’s offices in New York City.  The interest rate may fluctuate based upon the Borrower’s leverage ratio.  Interest only is payable for the first four months; thereafter monthly payments of principal and interest over the life of the loan, which originally matured on April 30, 2011, but has been modified to mature on June 15, 2006. The term loan agreement contains various covenants consistent with the Company’s $15.6 million Term Loan.  One covenant limits the Company’s ability to incur additional indebtedness in excess of $5 million in each calendar year.  This limitation, however, does not apply to short-term bank loans collateralized by Company-owned securities, refinancing of existing debt and certain other indebtedness.

Regulatory

As of December 31, 2005, First Albany Capital and Descap were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of December 31, 2005, First Albany Capital had net capital of $24.9 million, which exceeded minimum net capital requirements by $23.9 million, while Descap had net capital of $3.7 million, which exceeded minimum net capital requirements by $3.6 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of December 31, 2005, the Company had no outstanding underwriting commitments and had purchased or sold no securities on a when-issued basis.

Investments and Commitments

In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP, an investment fund in which Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  During the fourth quarter of 2005, the Company recognized a reduction in the carrying value of this investment of approximately $0.4 million as an estimate of what the future loss, if any, might be.  As of December 31, 2005 the value of the Company’s investment in the limited partnership is $0.2 million and is classified as securities owned on the Consolidated Statements of Financial Condition.

As of December 31, 2005, the Company had a commitment to invest up to $7.6 million in FA Technology Ventures, L.P. (the “Partnership”).  This commitment extends initially to the end of the Partnership’s Commitment Period, which expires in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

On November 30, 2005, the Company sold its limited liability company interests (the “LLC Interests”) in First Albany Private Fund, 2004, LLC (the “Fund”) to Auda Secondary Fund L.P., a Delaware limited partnership and Auda Secondary Fund C (Cayman) L.P., a Cayman Island exempted limited partnership (together, the “Purchasers”). The Company entered into a Purchase, Sale and Assignment Agreement (the “Agreement”) by and among the Company and the Purchasers.  Pursuant to the Agreement (i) the Company has sold, assigned and transferred all of its right, title and interest in, to and under its LLC Interests in the Fund to the Purchasers for an aggregate purchase price of $2.4 million and (ii) the Purchasers have agreed to assume and perform all of the liabilities and obligations of the Company under the Fund’s Amended and Restated Operating Agreement, dated as of November 30, 2005.  The Company’s carrying value of its LLC Interests in the Fund was $2.8 million.  In addition, the Purchasers assumed $5.9 million of unfunded capital commitments to the Fund from the Company.

As of December 31, 2005, the Company had an additional commitment to invest up to $0.4 million in funds that invest in parallel with the Partnership; this parallel commitment may be satisfied by investments from the Company’s Employee Investment Funds (EIF). This commitment extends initially to the end of the Partnership’s Commitment Period, which expires in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements. The EIF are managed by FAC Management Corp., a wholly owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

Publicly held investments include 1,116,040 shares of Mechanical Technology Incorporated (“MKTY”).  As of December 31, 2005, the MKTY shares have a market value of $3.1 million.  For the twelve months ending December 31, 2005, the Company sold 1,800,000 shares of MKTY, receiving $5.9 million in total proceeds from the sales.  Shares of MKTY may be sold without restriction pursuant to Rule 144(k) of the Securities Act of 1933.  Subsequent to year-end, the Company sold its remaining shares in MKTY and received $3.3 million in proceeds.

As of December 31, 2005, the Company owned approximately 1.1 million shares of iRobot (“IRBT”) worth approximately $37.2 million.  In the context of IRBT’s initial public offering (“IPO”), the Company and other certain stockholders of IRBT entered into a lock-up agreement with the managing underwriters of the IPO in which it agreed not to sell IRBT for a period ending May 8, 2006.  The lock-up is subject to extension through June 10, 2006 in specified circumstances generally related to IRBT’s corporate announcements.  The Company sold 112,238 shares of IRBT for approximately $2.5 million as a Selling Stockholder in the IRBT initial public offering.

During the twelve months ending December 31, 2005, the Company sold 321,088 share of Plug Power Inc. (“PLUG”), representing all its holdings in PLUG, receiving $2.2 million in total proceeds from the sales.

Contingent Consideration

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap, a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2005 through May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.

Based upon Descap’s Pre-Tax Net Income from June 1, 2004 through May 31, 2005, a total of $2.2 million of additional consideration earned.  The Sellers received $0.6 million in cash and 304,439 shares of the Company’s common stock valued at $1.6 million.

Also, based upon Descap’s Pre-Tax Net Income from June 1, 2005 through December 31, 2005, $0.3 million of contingent consideration would be payable to the Sellers.  The contingent consideration will not be accrued in the Company’s financial statement until the contingency is resolved and the consideration is distributable.

Contingent Consideration

Subsequent to year-end, the Company has committed to entering into retention agreements with certain of its employees in an amount aggregating $7.5 million.  These amounts are payable to the extent the employee continues to work for the Company, subject to certain exceptions as defined.  These retention amounts will be paid in July 2006.

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office lease activities in New York City, totaling $2.1 million at December 31, 2005.  The letter of credit agreements were collateralized by firm securities with a market value of $2.3 million at December 31, 2005.

Tax Valuation Allowance

The Company has deferred tax assets of $24.5 million and deferred tax liabilities of $15.3 million as of December 31, 2005.  The Company has recorded a valuation allowance as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2005, of approximately $9.2 million. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over the past two years and the difficulty of forecasting future taxable income.  The Company did not record a valuation allowance for deferred tax assets at December 31, 2004 since it determined that it was more likely than not that deferred tax assets would be fully realized through future taxable income.  The Company does not anticipate that the payment of future taxes will have a significant negative impact on its liquidity and capital resources.

CONTRACTUAL OBLIGATIONS

First Albany Companies Inc. has contractual obligations to make future payments in connection with our short-term debt, long-term debt, capital leases, and operating leases. See Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations as of December 31, 2005 (maturities adjusted for subsequent financings).  See “Subsequent Event” note to the Consolidated Financial Statements.

(In thousands of dollars)	2006	2007	2008	2009	2010	Thereafter	Total
Short-term bank loans	$150,075	$-	$-	$-	$-	$-	$150,075
Debt (1)	13,000	2,857	2,857	2,857	2,857	1,239	25,667
Term Loans (1)	4,857	-	-	-	-	-	4,857
Purchase obligations	-	-	-	-	-	-	-
Capital lease obligations (including interest)	2,043	1,659	1,083	804	581	232	6,402
Operating leases (net of sublease rental income)	8,262	8,235	7,748	5,237	4,806	10,340	44,628
Subordinated debt (2)	1,288	1,462	1,299	141	266	851	5,307
Total	$179,525	$14,213	$12,987	$9,039	$8,510	$12,662	$236,936

(1)

The Company has several notes payable and term loan which have principal payments associated with each.  See Notes to the Condensed Consolidated Financial Statements.

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

RESTRUCTURING

During 2004, the Company undertook an internal review of its operations in an effort to reduce costs.  One of the results of this review was the streamlining of certain functions and a reduction in personnel.  The reduction in personnel was initiated during the period ended September 30, 2004 and was completed by December 31, 2004.  The Company incurred restructuring expenses of approximately $1.3 million related to this effort, which were accrued and expensed and substantially paid in 2004.  The natures of these costs are compensation and benefits and the amount expensed through 2004 relates to employees who were terminated by December 31, 2004.  Restructuring costs were allocated 85% to the Company’s Other segment, with the remainder allocated among the other business units for segment reporting purposes.

CRITICAL ACCOUNTING POLICIES

The following is a summary of the Company’s critical accounting policies.  For a full description of these and other accounting policies, see “Significant Accounting Policies” note of the Consolidated Financial Statements.  The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity.  These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements.  Due to their nature, estimates involve judgment based upon available information.  Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements.  Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value, including cash, securities purchased under agreements to resell, securities owned, investments and securities sold but not yet purchased.  Unrealized gains and losses related to these financial instruments are reflected in net earnings.  Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations.  Where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value.  For example, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner.  However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.  For investments in illiquid and privately held securities that do not have readily determinable fair values, the Company’s estimate of fair value is generally reflected as our original cost basis unless the investee has raised additional debt or equity capital, and we believe that such a transaction, taking into consideration differences in the terms of securities, is a better indicator of fair value; or we believe the fair value is less than our original cost basis.  All of our investments are evaluated quarterly for changes in fair value.  Factors that have an impact on our analysis include subjective assessments about a fair market valuation of the investee, including but not limited to assumptions regarding expected future financial the performance of the investee and our assessment of the future prospects of the investee’s business model.  Securities owned and investments include, at December 31, 2005 and 2004, $10.0 million and $20.3 million, respectively, of private equity securities.

Intangible Assets

Intangible assets consist predominantly of customer related assets and goodwill related to the acquisitions of Noddings and Descap.  These intangible assets, totaling $26.0 million, were allocated to the reporting units within the Descap segment and the Other segment in regards to Noddings Investments pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized.

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis.  Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.  When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units.  The Company calculates an estimated fair value based on multiples of revenues, earnings and book value of comparable transactions.  However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units.  As of December 31, 2005, $1.0 million of goodwill has been allocated to the Other segment and $23.8 million of goodwill has been allocated to Descap.  As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired.  However, changes in current circumstances or business conditions could result in an impairment of goodwill.  As required the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, tax and other claims.  The Company records reserves related to legal and other claims in “accrued expenses.”  The determination of these reserve amounts requires significant judgment on the part of management.  Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss, if any incurred by the other party, the basis and validity of the claim; the possibility of wrongdoing on the part of the Company; likely insurance coverage; previous results in similar cases; and legal precedents and case law.  Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management.  Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.  The assumptions of management in determining the estimates of reserves may prove to be incorrect, which could materially affect results in the period the expenses are ultimately determined.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for contingent liability related to acquisition of Descap.

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

The Company also makes loans or pays advances to employees for recruiting and retention purposes.  The Company provides for a specific reserve on these receivables if the employee is no longer associated with the Company and it is determined that it is probable the amount will not be collected.  At December 31, 2005, the receivable from employees for recruiting and retention purposes was $0.5 million.

Income Taxes

Income tax expense is recorded using the asset and liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using current tax rates.  A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset will not be realized.

The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The Company has recorded a valuation allowance as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2005, of approximately $9.2 million. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over the past two years and the difficulty of forecasting future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit of the deferred tax assets will not be realized.

In the event actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Stock Options

The Company has stock option plans under which incentive and nonqualified stock options may be granted periodically to certain employees.  The options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant, they generally vest over one to three years following the date of grant, and they have a term of ten years.

The Company adopted the recognition provisions of FAS 123 effective January 1, 2003 using the prospective method of transition described in FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under the fair value recognition provisions of FAS 123 and FAS 148, stock-based compensation cost is measured at the grant date based on the Black-Scholes value of the award and is recognized as expense over the vesting period for awards granted after December 31, 2002.  For options granted prior to December 31, 2002, the fair value of options granted was not required to be recognized as an expense in the consolidated financial statements.

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

Using this model, the grant date fair value of options awarded in 2005 was $2.19 per share.  The assumptions used in determining the fair value of these options included a risk-free interest rate of 3.8 percent, a dividend yield of 2.97 percent, a weighted average expected life of 5.34 years and a volatility of 41 percent.  Each increase or decrease of one percent in the expected volatility assumption would change the fair value of an option by approximately 2.0 percent.  Additional information related to stock options is presented in the “Benefit Plans” note in the Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123-Revised, “Share-Based Payment.”  SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and will become effective for the interim reporting periods ending March 31, 2006.  SFAS 123R will impact the measurement and reporting of stock-based compensation.

The Company has two primary stock-based compensation awards – stock options and restricted stock awards.  Based on the number of options granted by the Company in the recent past, it is anticipated that FAS 123R will have no material effect on its results of operations.  In 2005, 15,000 options were granted, and the total unamortized expense for all options that were unvested on December 31, 2005 was $0.2 million.  Since the Company is uncertain as to how many restricted stock awards will be granted in the future, the impact of 123R cannot be assessed.  Restricted stock awards vest based on the participants’ service with the Company.  The fair market value of the awards will be amortized over the period in which the restrictions are outstanding, which is approximately three years.  For some of the awards issued in the past, it is possible, under certain circumstances, that there would be an acceleration in the recognizing of expenses related to those awards.  During 2005 and 2004, $9.9 million and $7.3 million were expensed to the Company related to restricted stock awards for the Company’s employees.  At December 31, 2005, the Company had recorded $13.9 million in unearned compensation related to restricted stock issuances.

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

(In thousands of dollars)	2006	2007	2008	2009	2010	Thereafter	Total
Fair value of securities
Corporate bonds	$426	$444	$2,084	$1,511	$842	$35,887	$41,194
State and municipal bonds	10	5,193	5,113	3,479	2,628	107,837	124,260
US Government and federal agency obligations	112	(3,918)	(8,428)	(763)	(722)	49,988	36,269
Subtotal	548	1,719	(1,231)	4,227	2,748	193,712	201,723
Equity securities	11,626						11,626
Investments	52,497						52,497
Fair value of securities	$64,671	$1,719	$(1,231)	$4,227	$2,748	$193,712	$265,846

Following is a discussion of the Company's primary market risk exposures as of December 31, 2005, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at December 31, 2005 was $183 million and $111.2 million at December 31, 2004 (net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.  At year-end 2005, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $6.8 million and at year-end 2004 it was $4.5 million.  The actual risks and results of such adverse effects may differ substantially.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities.  Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock.  The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions throughout each day.

Marketable equity securities included in the Company's inventory, which were recorded at a fair value of $11.6 million in securities owned at December 31, 2005 and $11.9 million in securities owned at December 31, 2004, have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $1.2 million at year-end 2005 and $1.2 million at year-end 2004.  The Company's investment portfolio excluding the consolidation of Employee Investment Fund (see “Investments” note to the Consolidated Financial Statement) at December 31, 2005 and 2004, had a fair market value of $49.9 million and $39.4 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations and amounts to $5.0 million at year-end 2005 and $3.9 million at year-end 2004.  The actual risks and results of such adverse effects may differ substantially.

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

OTHER RISKS

Other risks encountered by the Company include political, regulatory and tax risks.  These risks reflect the potential impact that changes in local laws, regulatory requirements or tax statutes have on the economics and viability of current or future transactions.  In an effort to mitigate these risks, the Company seeks to review new and pending regulations and legislation and their potential impact on its business.  Refer to Item 1A for other risk factors.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data	Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	38-39

FINANCIAL STATEMENTS:
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	40

Consolidated Statements of Financial Condition as of December 31, 2005 and 2004	41

Consolidated Statements of Changes in Stockholders’ Equity and Temporary Capital for the Years Ended December 31, 2005, 2004, and 2003	42

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	43-44

Notes to Consolidated Financial Statements	45-69

SUPPLEMENTARY DATA:
Selected Quarterly Financial Data (Unaudited)	70-71

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First Albany Companies Inc.:

We have completed integrated audits of First Albany Companies Inc.'s December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Albany Companies Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Albany, New York

March 14, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Revenues
Commissions	$17,594	$19,992	$16,946
Principal transactions	72,495	93,511	107,179
Investment banking	47,745	46,485	36,156
Investment gains (losses)	21,591	10,070	23,597
Interest income	15,380	10,395	6,682
Fees and others	4,178	2,345	3,785
Total revenues	178,983	182,798	194,345
Interest expense	12,834	6,163	3,328
Net revenues	166,149	176,635	191,017
Expenses (excluding interest)
Compensation and benefits	118,120	131,421	126,547
Clearing, settlement and brokerage costs	9,038	6,648	6,164
Communications and data processing	14,078	14,797	14,147
Occupancy and depreciation	12,505	9,597	9,072
Selling	6,860	7,739	7,261
Impairment loss	-	1,375	-
Restructuring	-	1,275	-
Other	6,496	12,533	8,310
Total expenses (excluding interest)	167,097	185,385	171,501
Income (loss) before income taxes	(948)	(8,750)	19,516
Income tax expense (benefit)	8,467	(6,866)	7,833
Income (loss) from continuing operations	(9,415)	(1,884)	11,683
Income (loss) from discontinued operations, net of taxes	(802)	(1,703)	(1,122)
Net income (loss)	$(10,217)	$(3,587)	$10,561
Basic earnings per share:
Continuing operations	$(0.68)	$(0.15)	$1.11
Discontinued operations	(0.06)	(0.14)	(0.11)
Net income (loss) per share	$(0.74)	$(0.29)	$1.00
Diluted earnings per share:
Continuing operations	$(0.68)	$(0.15)	$0.99
Discontinued operations	(0.06)	(0.14)	(0.10)
Net income (loss) per share	$(0.74)	$(0.29)	$0.89

The accompanying notes are an integral part

of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands of dollars)

	December 31	December 31
As of	2005	2004
Assets
Cash	$1,926	$1,285
Cash and securities segregated under federal regulations	7,100	-
Securities purchased under agreement to resell	27,824	35,028
Receivables from:
Brokers, dealers and clearing agencies	36,221	46,229
Customers, net	5,346	3,311
Others	7,015	7,013
Securities owned	265,794	228,737
Investments	52,497	44,545
Office equipment and leasehold improvements, net	10,304	7,008
Intangible assets	25,990	23,920
Deferred tax asset, net	-	8,510
Other assets	3,524	4,527
Total Assets	$443,541	$410,113
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$150,075	$139,875
Payables to:
Brokers, dealers and clearing agencies	50,595	16,735
Customers	3,263	1,603
Others	14,099	5,931
Securities sold, but not yet purchased	52,445	66,475
Accounts payable	6,696	5,109
Accrued compensation	25,414	37,582
Accrued expenses	8,960	8,311
Notes payable	30,027	32,228
Obligations under capitalized leases	5,564	3,110
Total Liabilities	347,138	316,959
Commitments and Contingencies
Temporary capital	3,374	3,374
Subordinated debt	5,307	3,695
Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 500,000 shares; none issued
Common stock; $.01 par value; authorized 50,000,000 shares; issued 17,129,649 and 15,467,181 respectively	171	155
Additional paid-in capital	158,470	147,059
Unearned compensation	(13,882)	(15,061)
Deferred compensation	3,448	3,704
Retained (deficit)	(56,624)	(45,575)
Treasury stock, at cost	(3,861)	(4,197)
Total Stockholders’ Equity	87,722	86,085
Total Liabilities and Stockholders’ Equity	$443,541	$410,113

The accompanying notes are an integral part

of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY CAPITAL

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands of dollars except for number of shares)

								Accumulated
		Additional					Retained	Other
	Temporary	Common Stock		Paid-In	Unearned	Deferred	Earnings	Comprehensive	Treasury Stock
	Capital	Shares	Amount	Capital	Compensation	Compensation	(Deficit)	Income, Net	Shares	Amount
Balance December 31, 2002	$ -	10,923,001	$109	$100,134	$ (3,454)	$ 1,748	$ (28,384)	$ -	(498,457)	$(3,512)
Amortization of unearned compensation	-	-	-	-	2,151	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	-	419,138	4	4,121	(3,926)	-	-	-	7,764	(112)
Cash dividends paid	-	-	-	-	-	-	(2,240)	-	-	-
Options exercised	-	294,712	3	2,820	-	-	-	-	154,460	562
Issuance of warrants	-	-	-	1,006	-	-	-	-	-	-
Options expense recognized	-	-	-	132	-	-	-	-	-	-
Stock issued to treasury	-	200,000	2	-	-	-	-	-	(200,000)	(2)
Treasury stock purchased	-	-	-	-	-	-	-	-	(52,200)	(667)
Employee stock trust	-	3,559	-	276	-	951	(73)	-	10,092	(73)
Employee benefit plans	-	154,837	2	1,042	-	-	(24)	-	36,474	277
Net income	-	-	-	-	-	-	10,561	-	-	-
Balance December 31, 2003	-	11,995,247	120	109,531	(5,229)	2,699	(20,160)	-	(541,867)	(3,527)
Amortization of unearned compensation	-	-	-	-	7,315	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	-	1,380,400	14	18,967	(17,147)	-	-	-	(175,460)	(706)
Cash dividends paid	-	-	-	-	-	-	(2,982)	-	-	-
Options exercised	-	546,797	5	5,245	-	-	-	-	162,095	736
Options expense recognized	-	-	-	466	-	-	-	-	-	-
Employee stock trust	-	99,221	1	956	-	1,005	-	-	(77,669)	(764)
Employee benefit plans	-	-	-	243	-	-	-	-	13,018	64
Private placement	-	896,040	9	9,318	-	-	-	-	-	-
Issuance of shares, Descap acquisition	3,374	549,476	6	2,333	-	-	-	-	-	-
Special dividend – distribution of PLUG	-	-	-	-	-	-	(18,846)	-	-	-
Net loss	-	-	-	-	-	-	(3,587)	-	-	-
Balance December 31, 2004	3,374	15,467,181	155	147,059	(15,061)	3,704	(45,575)	-	(619,883)	(4,197)
Amortization of unearned compensation	-	-	-	-	9,894	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	-	1,289,592	13	9,039	(8,715)	-	-	-	(274,640)	66
Cash dividends paid	-	-	-	-	-	-	(832)	-	-	-
Options exercised	-	33,988	-	213	-	-	-	-	57,103	122
Options expense recognized	-	-	-	263	-	-	-	-	-	-
Treasury stock purchased	-	-	-	-	-	-	-	-	(20,300)	(186)
Employee stock trust	-	34,449	-	283	-	(256)	-	-	48,900	334
Issuance of shares, Descap acquisition	-	304,439	3	1,613	-	-	-	-	-	-
Net income	-	-	-	-	-	-	(10,217)	-	-	-
Balance December 31, 2005	$ 3,374	17,129,649	$171	$158,470	$ (13,882)	$ 3,448	$ (56,624)	$ -	(808,820)	$(3,861)

The accompanying notes are an integral part
of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

For the years ended	December 31
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(10,217)	$(3,587)	$10,561
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,666	2,806	2,823
Amortization of warrants	199	199	104
Deferred compensation	(256)	1,005	1,080
Deferred income taxes	8,510	(10,530)	8,698
Unrealized investment (gains)/loss	(15,924)	6,367	(23,607)
Realized (gains) losses on sale of investments	(5,667)	(16,437)	10
(Gain) loss on fixed assets	(70)	-	(11)
Impairment loss	-	823	-
Services provided in exchange for common stock	10,989	10,673	3,131
Changes in operating assets and liabilities, net of effects from purchase of Descap Securities, Inc.:
Cash and securities segregated for regulatory purposes	(7,100)	-	9,900
Securities purchased under agreement to resell	7,204	21,233	(3,587)
Net receivable from customers	(375)	(3,426)	238
Securities owned, net	(51,087)	57,951	41,987
Other assets	1,003	1,618	(2,109)
Net payable to brokers, dealers, and clearing agencies	43,868	(65,443)	41,722
Net payable to others	1,840	1,247	357
Accounts payable and accrued expenses	(10,131)	(11,450)	(3,202)
Income taxes payable, net	-	-	(3,068)
Net cash provided by (used in) operating activities	(23,548)	(6,951)	85,027
Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(1,216)	(1,667)	(1,171)
Sales of furniture, equipment and leaseholds	118	-	-
Payment for purchase of Descap Securities, Inc., net of cash acquired	(538)	(21,536)	-
Payment for purchase of Noddings, net of cash acquired	(125)	(583)	(42)
Purchases of investments	(4,478)	(7,200)	(3,430)
Proceeds from sale of investments	16,199	10,994	68
Net cash used in investing activities	9,960	(19,992)	(4,575)
Cash flows from financing activities:
Proceeds (payments) of short-term bank loans, net	10,200	1,375	(76,600)
Proceeds of notes payable	5,164	20,000	8,995
Proceeds from issuance of warrants	-	-	1,006
Payments of notes payable	(7,564)	(2,393)	(2,980)
Payments of obligations under capitalized leases	(1,509)	(2,050)	(1,765)
Proceeds from obligations under capitalized leases	219	-	-
Payments for purchases of common stock	(186)	-	(667)
Payments on subordinated debt	-	(26)	-
Proceeds from issuance of common stock under stock option plans	522	4,721	3,923
Proceeds from issuance of private placement	-	9,327	-
Net increase (decrease) in drafts payable	8,215	99	(10,357)
Dividends paid	(832)	(2,982)	(2,240)
Net cash provided by (used in) financing activities	$14,229	$28,071	$(80,685)

The accompanying notes are an integral part

of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(continued)

For the years ended	December 31
	2005	2004	2003
(Decrease) increase in cash	$641	$1,128	$(233)
Cash at beginning of the period	1,285	157	390
Cash at the end of the period	$1,926	$1,285	$157

SUPPLEMENTAL CASH FLOW DISCLOSURES Income tax payments	$950	$861	$2,647
Interest payments	$12,491	$5,975	$3,614

NON CASH INVESTING and FINANCING ACTIVITIES

In 2005, 2004 and 2003, the Company entered into capital leases for office and computer equipment totaling approximately $4.0 million, $2.0 million and $2.2 million respectively.

Refer to “Business Combination” note for assets and liabilities acquired related to the purchase of Descap Securities, Inc.

Refer to “Benefit Plans” note for non-cash financing activities related to restricted stock.

During the years ended December 31, 2005, December 31, 2004 and December 31, 2003, the Company converted $1.6 million, $0 and $2.0 million, respectively, of accrued compensation to subordinated debt.

During the year ended December 31, 2005, Intangible assets increased $2.2 million due to additional consideration paid to the sellers of Descap Securities, Inc.  $1.6 million of this additional consideration was satisfied by the issuance of 304,439 shares of Company stock.

As of December 31, 2005 and December 31, 2004, the Company acquired $3.1 million and $1.2 million in office equipment and leasehold improvements where the obligation related to this acquisition is included in accounts payable.

The accompanying notes are an integral part
of these consolidated financial statements.

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

Securities Transactions

Commission income from customers’ securities transactions and related clearing and compensation expenses are reported on a trade date basis.  Profit and loss arising from securities transactions entered into for the account of the Company are recorded on trade date and are included as revenues from principal transactions.  Unrealized gains and losses resulting from valuing securities owned and sold, but not yet purchased at market value or fair value as determined by management are also included as revenues from principal transactions.  Open equity in futures is recorded at market value daily and the resultant gains and losses are included as revenues from principal transactions.  Unrealized gains and losses resulting from valuing investments at market value or fair value as determined by management are also included as revenues from investment gains (losses).

Investment Banking

Investment banking revenues include gains, losses and fees, net of transaction related expenses, arising from securities offerings in which the Company acts as an underwriter.  Investment banking management fees are recorded on offering date, sales concessions on trade date, and underwriting fees at the time the income is reasonably determinable. Investment banking revenues also include fees earned from providing merger, acquisition and financial advisory services and are recognized as services are earned.

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

At December 31, 2005, the Company had entered into a number of resale agreements with Mizuho Securities USA and First Tennessee valued at $27.8 million.  The collateral held by the Company consists of Government Bonds and was equal to the approximate principal amount loaned to Mizuho Securities USA and First Tennessee. These resale agreements may be cancelled or renewed on a daily basis by either the Company or the counter party.

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

Drafts Payable

Drafts payable represent amounts drawn by the Company against a bank and sight overdrafts under a sweep agreement with a bank.  Drafts payable are included in payables to others on the Consolidated Statements of Financial Condition.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated under federal regulations or held for sale in the ordinary course of business.

Derivative Financial Instruments

The Company does not engage in the proprietary trading of derivative securities with the exception of highly liquid treasury and municipal index futures contracts and options.  These index futures contracts and options are used primarily to hedge securities positions in the Company’s securities owned.  Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements.  Gains and losses on these financial instruments are included as revenues from principal transactions.

Fair Value of Financial Instruments

The financial instruments of the Company are reported at market or fair value or at carrying amounts that approximate fair values, because of the short maturity of the instruments except notes payable as disclosed in the “Short-Term Bank Loans and Notes Payable” note to the Consolidated Financial Statements.

Office Equipment and Leasehold Improvements

Office equipment and leasehold improvements are stated at cost less accumulated depreciation of $24.8 million at December 31, 2005 and $21.4 million at December 31, 2004.  Depreciation is provided on a straight-line basis over the shorter of the estimated useful life of the asset (2 to 5 years) or the initial term of the lease.  Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $3.6 million, $2.6 million and $2.7 million, respectively.

Securities Issued for Services

The Company adopted the recognition provisions of FAS 123 effective January 1, 2003 using the prospective method of transition described in FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under the fair value recognition provisions of FAS 123 and FAS 148, stock-based compensation cost as it relates to options is measured at the grant date based on the Black-Scholes value of the award and is recognized as expense over the vesting period for awards granted after December 31, 2002.  For options granted prior to December 31, 2002, the fair value of options granted was not required to be recognized as an expense in the Consolidated Financial Statements.  Compensation expense for restricted stock awards is recorded for the fair market value of the stock issued.  In the event that recipients are required to render future services to obtain full rights in the securities received, the compensation expense is deferred and amortized as a charge to income over the period that such rights vest to the recipient.  (see “New Accounting Standards” note).

Income Taxes

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between the financial statement basis and tax basis of existing assets and liabilities.

Reclassification

Certain 2004 and 2003 amounts on the Consolidated Statements of Operations have been reclassified to conform to the 2005 presentation.  The reclassifications include $1.4 million for both 2004 and 2003 in fees received for remarketing municipal bonds being reclassified to Investment banking from Principal transactions, and $1.0 million and $1.1 million for 2004 and 2003, respectively, in transaction related fees that previously had been netted were grossed-up to increase Principal transactions revenue and increase Clearance, settlement and brokerage costs.

Earnings per Common Share

Basic earnings per share are computed based upon weighted-average shares outstanding.  Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period.  The weighted-average shares outstanding were calculated as follows at December 31:

(In thousands of shares)	2005	2004	2003
Weighted average shares for basic earnings per share	13,824	12,528	10,548
Effect of dilutive common equivalent shares	-	-	1,309
Weighted average shares and dilutive common equivalent shares for dilutive earnings per share	13,824	12,528	11,857

The Company excluded approximately 855,379 and 1,093,230 common equivalent shares in 2005 and 2004, respectively, in its computation of dilutive earnings per share because they were anti-dilutive.

  NOTE 2.       Cash and Securities Segregated for Regulatory Purposes

At December 31, 2005 and 2004, the Company segregated cash of $7,100,000 and $-0- respectively, in a special reserve bank account for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.

  NOTE 3.       Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following at December 31:

(In thousands of dollars)	2005	2004
Adjustment to record securities owned on a trade date basis, net	$23,190	$16,009
Securities borrowed	179	462
Commissions receivable	2,928	3,072
Securities failed to deliver	4,086	22,452
Good faith deposits	1,337	355
Receivable from clearing organizations	4,501	3,879
Total receivables	$36,221	$46,229

Payable to clearing organizations	$45,959	$14,685
Securities failed to receive	4,636	2,050
Total payables	$50,595	$16,735

Proprietary securities transactions are recorded on a trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the Statements of Financial Condition.

  NOTE 4.       Receivables From and Payables To Customers

At December 31, 2005, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional clients.

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this indemnification.  At December 31, 2005, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

  NOTE 5.       Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at December 31:

	2005		2004
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$84,983	$50,729	$65,364	$60,642
State and municipal bonds	124,388	128	115,819	4,501
Corporate obligations	41,954	760	32,273	726
Corporate stocks	11,542	828	10,669	606
Options	-	-	56	-
Not Readily Marketable Securities
Investment securities with no publicly quoted market	909	-	1,732	-
Investment securities subject to restrictions	2,018	-	2,824	-
Total	$265,794	$52,445	$228,737	$66,475

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

  NOTE 6.       Investments

The Company’s investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below as of and for the years ended December 31:

(In thousands of dollars)	2005	2004	2003
Carrying Value
Public	$40,375	$19,970	$41,505
Private	9,492	19,405	11,511
Consolidation of Employee Investment Funds, net of Company’s ownership interest, classified as Private Investment	2,630	5,170	2,848
Total carrying value	$52,497	$44,545	$55,864

Investment gains and losses were comprised of the following:

(In thousands of dollars)	2005	2004	2003
Public (realized and unrealized gains and losses)	$22,424	$8,240	$22,501
Private (realized gains and losses)	(830)	66	(10)
Private (unrealized gains and losses)	(3)	1,764	1,106
Investment gains (losses)	$21,591	$10,070	$23,597

iRobot (“IRBT”) and Mechanical Technology Incorporated (“MKTY”) account for the majority of public investments owned by the Company.    As of December 31, 2005, the Company owned approximately 1.1 million shares of IRBT worth approximately $37.2 million.  In the context of IRBT’s initial public offering (“IPO”), the Company and other certain stockholders of IRBT entered into a lock-up agreement with the managing underwriters of the IPO in which it agreed not to sell IRBT for a period ending May 8, 2006.  The lock-up is subject to extension through June 10, 2006 in specified circumstances generally related to IRBT’s corporate announcements.  Please refer to “Short-Term Bank Loans and Notes Payable” note to the Consolidated Financial Statements.  During the fourth quarter of 2005, the Company recognized an unrealized gain of approximately $28.8 million and a realized gain of approximately $2.2 million related to a public offering.  At December 31, 2004, IRBT was classified as a private investment and was valued at $8.6 million.  As of December 31, 2005, the Company owned approximately 1.1 million shares of MKTY with a market value of $3.1 million, which may be sold without restriction pursuant to Rule 144(k) of the Securities Act of 1933.

Privately held investments include an investment of $8.5 million in FA Technology Ventures L.P. (the “Partnership”), which represented  the Company’s maximum exposure to loss in the Partnership at December 31, 2005.  The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.  At December 31, 2005 total Partnership capital for all investors in the Partnership equaled $33.2 million.  The Partnership is considered a variable interest entity.   The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these financial statements but has only recorded the value of its investment.  FA Technology Ventures Inc, (“FATV”) is the investment advisor for the Partnership.  Revenues derived from the management of this investment and the Employee Investment Fund for the calendar year ended December 31, 2005 were $1.6 million in consolidation.

The Company has consolidated its Employee Investment Funds (EIF). The EIF are a limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested.  The Company’s carrying value of this EIF is $0.5 million excluding the effects of consolidation.  The Company has loaned $1.3 million to the EIF and is also committed to loan an additional $0.3 million to the EIF.  The effect of consolidation was to increase Investments by $2.6 million, decrease Receivable from Others by $1.2 million and increased Payable to Others by $1.4 million.  The amounts in Payable to Others relates to the value of the EIF owned by employees.

  NOTE 7.       Intangible Assets

(In thousands of dollars)	December 31 2005	December 31 2004
Intangible assets
Customer related (amortizable):
Descap Securities, Inc. - Acquisition	$641	$641
Institutional convertible bond arbitrage group - Acquisition	1,017	1,017
Accumulated amortization	(395)	(280)
	1,263	1,378
Goodwill (unamortizable):
Descap Securities, Inc. - Acquisition	23,763	21,578
Institutional convertible bond arbitrage group - Acquisition	964	964
	24,727	22,542
Total Intangible Assets	$25,990	$23,920

The carrying amount of goodwill for the Descap Securities, Inc. - Acquisition increased by $2.2 million during the year ended December 31, 2005, related primarily to additional consideration pursuant to the acquisition agreement (see “Commitments and Contingencies” note).

Customer related intangible assets are being amortized over 10 to 12 years.  Amortization expense for the years ended December 31, 2005, 2004, and 2003 was $115 thousand, $178 thousand, and $102 thousand, respectively.  Future amortization expense is estimated as follows:

Estimated Amortization Expense (year ended December 31)
2006	$155
2007	155
2008	155
2009	155
2010	155
Thereafter	488
Total	$1,263

  NOTE 8.      Short-Term Bank Loans and Notes Payables

Short-term bank loans are made under a variety of bank lines of credit totaling $250 million of which approximately $150 million is outstanding at December 31, 2005.  These bank lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligation exist and are repayable on demand.  These loans are collateralized by eligible securities, including Company-owned securities, subject to certain regulatory formulas.  These loans bear interest at variable rates based primarily on the Federal Funds interest rate.  The weighted average interest rates on these loans were 4.68% and 2.42% at December 31, 2005 and 2004 respectively.  At December 31, 2005, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned and receivables from brokers, dealers and clearing agencies, of $183.8 million.

Notes payable also include Senior Notes dated June 13, 2003 for $10 million, which were repaid in full in March 2006.  The Senior Notes had a fixed interest rate of 8.5% payable semiannually and were to mature on June 30, 2010.  The Senior Notes contain various covenants, as defined in the agreements, including restrictions on the incurrence of debt and an adjusted cash flow coverage rate for First Albany Capital Inc. (a wholly owned subsidiary) of not less than 1.2 to 1 at the end of each fiscal quarter based on the most recently concluded period of four consecutive quarters (at the end of the December 31, 2005 quarter, the Company’s adjusted cash flow coverage rate was -35.3 to 1). As of December 31, 2005, the Company was not in compliance with the financial covenants contained in the note agreement.  On January 10, 2006, the purchasers of these notes agreed to waive the Company’s non-compliance effective December 31, 2005.  The Company may, at its option, prepay at any time all, or from time to time any part of the note including a “Make-Whole” amount, as defined in the agreement, related to the discounted value of the remaining payments.  At December 31, 2005, based on current estimated interest rate, the fair value of the Senior Notes approximated $9.7 million.

There were 437,000 warrants issued to the purchasers of the Senior Notes, which are exercisable between $10.08 and $11.54 per share through June 13, 2010.  The value assigned to the warrants was $1 million.  The value of the Senior Notes was discounted by the value of the warrants and is being amortized over the term of the notes.

Subsequent to year-end, the Company entered into an $11 million Term Loan for the purpose of repaying the Senior Notes, of which the Company initially borrowed $8.7 million.  Interest on the term loan is 1% over the prime rate (7.5% at December 31, 2005).  Interest is payable monthly with principal repayment on June 15, 2006.  The term loan contains various covenants consistent with the Company’s $15.6 Term Loan.  In addition, the Company has agreed to repay $5.0 million of outstanding debt by June 15, 2006 related primarily to the $4.9 million Term Loan.  Upon expiration of a lock-up agreement to which we are a party (refer to “Investments” note in the Consolidated Financial Statements), the $11 million Term Loan will be collateralized by shares of iRobot Corporation common stock owned by the Company.  If the daily market value of the iRobot common stock decreases to a level that causes the outstanding loan to exceed 30% of the collateral value, the Company must pledge additional collateral, either in cash or other specified securities.

The Company’s notes payable also include a $15.6 million Term Loan to finance the acquisition of Descap Securities, Inc.  Interest rate is 2.4% over the 30-day London InterBank Offered Rate (“LIBOR”) (4.34% at December 31, 2005).  Interest only was payable for first six months, and thereafter monthly payments of $238 thousand in principal and interest over the life of loan which matures on May 14, 2011.  The Term Loan agreement contains various covenants, as defined in the agreement.  As of March 31, 2005 and June 30, 2005, the Company was not in compliance with certain covenants contained in the Term Loan.  On April 22, 2005 the lender agreed to waive the financial covenants contained in the term loan agreement for the quarter ended March 31, 2005.  On August 9, 2005, the lender agreed to amend the loan document, effective June 30, 2005.  The lender agreed to eliminate the EBITDAR requirement of $22.5 million, amend the definition for operating cash flow, fixed charges, EBITDAR and modified indebtedness.  The lender also agreed to increase the maximum allowable modified total funded indebtedness to EBITDAR ratio from 1.75 to 2.00 through March 31, 2006.  Thereafter the modified debt requirement will not exceed 1.75 to 1.  The financial covenants require operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending December 31, 2005, the operating cash flow to total fixed charge ratio 1.19 to 1) and modified total funded debt to EBITDAR ratio of less than 2.00 to 1 (for the twelve month period ending December 31, 2005, modified total funded debt to EBITDAR ratio was 1.82 to 1).  EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments as defined in the modified term loan agreement and referred to as “EBITDAR.” The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenant.

Notes payable include a $4.9 million Term Loan with a current interest rate of 3.25% over the 30-day London Interbank Offered Rate (“LIBOR”) (4.34% at December 31, 2005).  The interest rate may fluctuate based upon the Borrower’s leverage ratio.  Interest only is payable for the first four months; thereafter monthly payments of principal and interest are payable over the life of the loan, which originally matured on April 30, 2011, but has been modified to mature on June 15, 2006.  The term loan agreement contains various covenants consistent with the Company’s $15.6 million Term Loan.  One additional covenant limits the Company’s ability to incur additional indebtedness in excess of $5 million in each calendar year.  This limitation does not apply to short-term bank loans collateralized by Company-owned securities, refinancing of existing debt and certain other indebtedness.

Principal payments for all notes, which include $0.5 million discounted on the senior notes, are due as follows (modified to reflect maturities adjusted for subsequent financings):

(In thousands of dollars)
2006	$17,857
2007	2,857
2008	2,857
2009	2,857
2010	2,857
Thereafter	1,239
Total principal payments	30,524
Less: remaining amortization of value of warrants	497
Total principal payments remaining	$30,027

  NOTE 9.       Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at December 31, 2005:

(In thousands of dollars)
2006	$2,043
2007	1,659
2008	1,083
2009	804
2010	581
Thereafter	232
Total minimum lease payments	6,402
Less: amount representing interest	838
Present value of minimum lease payments	$5,564

  NOTE 10.       Payables To Others

Amounts payable to others consisted of the following at December 31:

(In thousands of dollars)	2005	2004
Draft payables	$9,963	$1,748
Others	2,765	1,648
Net Payable to Employees for the Employee Investment Fund (see “Investments” note)	1,371	2,535
Total	$14,099	$5,931

Drafts payable represent amounts drawn by the Company against a bank and sight overdrafts under a sweep agreement with a bank.

  NOTE 11.       Subordinated Debt

A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The New York Stock Exchange has approved the Company’s subordinated debt agreements related to the Plan.  Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  Principal debt repayment requirement as of December 31, 2005, are as follows:

(In thousands of dollars)

2006	$1,288
2007	1,462
2008	1,299
2009	141
2010	266
2011 to 2015	851
Total	$5,307

  NOTE 12.       Commitments and Contingencies

Commitments:  As of December 31, 2005, the Company had a commitment to invest up to $7.6 million in FA Technology Ventures, LP (the “Partnership”). This commitment extends initially to the end of the Partnership’s Commitment Period, which expires in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of December 31, 2005, the Company had an additional commitment to invest up to $0.4 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). This commitment extends initially to the end of the Partnership’s Commitment Period, which expires in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.  The EIF are managed by FAC Management Corp., a wholly owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

Contingent Consideration:  On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap, a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2005 through May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.

Based upon Descap’s Pre-Tax Net Income from June 1, 2004 through May 31, 2005, a total of $2.2 million of additional consideration was paid to the Sellers on December 30, 2005.  The Sellers received $0.6 million in cash and 304,439 shares of the Company’s common stock valued at $1.6 million.

Also, based upon Descap’s Pre-Tax Net Income from June 1, 2005 through December 31, 2005, $0.3 million of contingent consideration would be payable to the Sellers.  The contingent consideration will not be accrued in the Company’s financial statement until the contingency is resolved and the consideration is distributable.

Subsequent to year-end, the Company has committed to entering into retention agreements with certain of its employees in an amount aggregating $7.5 million.  These amounts are payable to the extent the employee continues to work for the Company, subject to certain exceptions as defined.  These retention amounts will be paid in July 2006.

Leases:  The Company's headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options and escalation clauses, and which expire at various times through 2014. To the extent the Company is provided tenant improvement allowances funded by the lessor, they are amortized over the initial lease period and serve to reduce rent expense.  To the extent the Company is provided free rent periods, the Company recognizes the rent expense over the entire lease term on a straightline basis.   Future minimum annual lease payments, and sublease rental income, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2006	$9,674	$1,412	$8,262
2007	9,174	939	8,235
2008	8,452	704	7,748
2009	5,237	-	5,237
2010	4,806	-	4,806
Thereafter	10,340	-	10,340
Total	$47,683	$3,055	$44,628

Annual rental expense, net of sublease rental income, for the years ended December 31, 2005, 2004 and 2003 approximated $7.2 million, $5.6 million, and $5.6 million, respectively.

During the quarter ending June 30, 2005, the Company executed a lease for new office space in New York City.  The Company’s leases for its current office spaces in New York City expire in October 2008 and May 2009.  Based upon current market conditions, the Company has estimated it will incur a charge of approximately $3.0 million, net of anticipated sublease rental income when it ceases to use its current office spaces.

Litigation:  In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”).  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration.  Discovery is currently underway.  The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.

In connection with the termination of Arthur Murphy’s employment by First Albany Capital as Executive Managing Director, Mr. Murphy filed an arbitration claim against First Albany Capital, Alan Goldberg, President and Chief Executive Officer, and George McNamee, Chairman of First Albany Companies Inc. with the National Association of Securities Dealers on June 24, 2005.  Mr. Murphy is a director of the Company.  The claim alleges damages in the amount of $8 million based on his assertions that he was fraudulently induced to remain in the employ of First Albany Capital.  A hearing in the matter is scheduled to commence during the second quarter of 2006.  The Company believes the claim to be wholly without merit and intends to vigorously defend against such claim.

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

Collateral:

The fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities consisted of the following as of December 31:

(In thousands of dollars)	2005	2004
Securities purchased under agreements to resell	$27,804	$35,080
Securities borrowed	177	446
Total	$27,981	$35,526

Letters of Credit:  The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $2.1 million at December 31, 2005.  The letter of credit agreements were collateralized by Company securities with a market value of $2.3 million at December 31, 2005.

Other:  In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP (“Ardent”), an investment fund in which Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  During the fourth quarter of 2005, the Company recognized a reduction in the carrying value of this investment of $0.4 million as an estimate of what the future loss, if any, might be. As of December 31, 2005 the value of the Company’s investment in Ardent is $0.2 million and is classified as securities owned on the Statements of Financial Condition.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis.  As of December 31, 2005, the Company had no outstanding underwriting commitments and had purchased or sold no securities on a when-issued basis.

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

  NOTE 14.       Stockholders’ Equity

Dividends:  In February 2005, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 10, 2005, to shareholders of record on February 24, 2005.  In May 2005, the Board of Directors suspended the $0.05 per share dividend.

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

Treasury Stock:  In December 2003, the Board of Directors authorized a stock repurchase program, which expired June 9, 2005.  At December 31, 2005, the Company had repurchased 20,300 shares pursuant to this program on the open market.

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

The income tax provision was allocated as follows for the year ended December 31:

(In thousands of dollars)	2005	2004	2003
Income (loss) from continuing operation	$8,467	$(6,866)	$7,833
Income (loss) from discontinued operations	(235)	(901)	(780)
Stockholders’ equity (additional paid-in capital)	(213)	(2,273)	(784)
Total income tax provision (benefit)	$8,019	$(10,040)	$6,269

The components of income taxes attributable to income (loss) from continuing operations, net of valuation allowance, consisted of the following for the years ended December 31:

(In thousands of dollars)	2005	2004	2003
Federal
Current	$41	$(115)	$(1,875)
Deferred (including tax benefit from operating loss carryforwards of $0, $1.5 million and $0)	6,496	(5,200)	7,267
State and local
Current	(127)	-	325
Deferred (including tax benefit from operating loss carryforwards of $0, $0.05 million and $0.1 million)	2,057	(1,551)	2,116
Total income tax expense (benefit)	$8,467	$(6,866)	$7,833

The expected income tax expense (benefit) using the federal statutory rate differs from income tax expense pertaining to pretax income (loss) from continuing operations as a result of the following for the years ended December 31:

(In thousands of dollars)	2005	2004	2003
Income taxes at federal statutory rate @ 35%	$(332)	$(3,063)	$6,828
Graduated tax rates	9	88	(196)
State and local income taxes, net of federal income taxes and state valuation allowance	1,274	(1,139)	1,612
Meals and entertainment	253	319	293
Tax-exempt interest income, net	(773)	(1,320)	(760)
PLUG stock distribution	-	(1,830)	-
Appreciated stock contribution	(123)	-	-
Other, including reserve adjustments	(83)	79	56
Change in federal and foreign valuation allowance	8,242	-	-
Total income tax expense (benefit)	$8,467	$(6,866)	$7,833

In 2004, the Company distributed approximately 2 million shares of PLUG as a special dividend to the Company’s shareholders.  The Company realized an approximate $2.2 million tax benefit (federal tax benefit of $1.8 million and state tax benefit of $0.4 million) due to a difference in the accounting and tax treatments of this distribution.

The temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

(In thousands of dollars)	2005	2004
Securities held for investment	$(15,134)	$(10,607)
Fixed assets	152	366
Deferred compensation	10,736	10,083
Accrued liabilities	1,228	1,454
Net operating loss carryforwards	11,917	6,955
Other	334	259
Total net deferred tax asset before valuation allowance	9,233	8,510
Less valuation allowance	9,233	-
Total net deferred tax asset	$-	$8,510

In the fourth quarter of 2005, the Company recorded a valuation allowance of approximately $9.2 million as a result of uncertainties related to the realization of its net deferred tax asset at December 31, 2005.  The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over the past two years and the difficulty of forecasting future taxable income  Accordingly the valuation allowance reflects the conclusion of management that it is more likely than not that the benefit of the deferred tax assets will not be realized.  The Company did not record a valuation allowance for deferred tax assets at December 31, 2004 since it determined that it was more likely than not that deferred tax assets would be fully realized through future taxable income.

At December 31, 2005, the Company had federal net operating loss carryforwards of $29.4 million, which expire between 2023 and 2025.  At December 31, 2005, the Company had state operating loss carryforwards for tax purposes approximating $25.4 million, which expire between 2009 and 2025.

  NOTE 16.       Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock, which expire at various times through December 31, 2011.  The following is a recap of all plans as of December 31, 2005.

Share awards authorized for issuance	10,106,015

Share awards used:
Stock options granted and outstanding	2,492,809
Restricted stock awards granted and unvested	2,234,325
Options exercised and restricted stock awards vested	4,306,990
Stock options expired and no longer available	190,327
Total share awards used	9,224,451

Share awards available for future awards	881,564

The equity compensation plan information presented in the following table is as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,733,816	$9.29	569,411
Equity compensation plans not approved by security holders (2001 Long-Term Incentive Plan)	758,993	$6.38	312,153
Total	2,492,809	$8.40	881,564

The 2001 Long-Term Incentive Plan was approved by the Board of Directors on October 18, 2001 and provides for the granting of non-qualified stock options performance units, restricted shares and stock appreciation rights to the employees of the Company and its subsidiaries.

Options:  Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire ten years after grant date.  Option transactions for the three year period ended December 31, 2005, under the plans were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2002	3,669,082	$ 7.53
Options granted	464,500	8.15
Options exercised	(449,172)	6.41
Options terminated	(293,648)	8.89
Balance at December 31, 2003	3,390,762	7.65
Options granted	122,500	13.23
Options exercised	(708,891)	6.49
Options terminated	(90,019)	6.93
Balance at December 31, 2004	2,714,352	8.23
Options granted	15,000	6.73
Options exercised	(91,091)	5.75
Options terminated	(145,452)	6.66
Balance at December 31, 2005	2,492,809	$ 8.40

The following table summarizes information about stock options outstanding under the plans at December 31, 2004:

		Outstanding		Exercisable

Exercise Price Range	Shares	Average Life (years)	Average Exercise Price	Shares	Average Exercise Price
$4.60 - $6.44	602,555	5.65	$5.69	590,142	$5.69
$6.53 - $9.14	1,467,706	5.40	7.96	1,396,375	7.97
$9.47 - $13.26	100,326	5.81	11.42	76,660	10.95
$13.35 - $18.70	322,222	5.65	14.55	266,494	14.56
	2,492,809	5.51	$8.40	2,329,671	$8.25

At December 31, 2004, 1,449,549 options with an average exercise price of $8.82 were exercisable; and at December 31, 2003, 1,558,420 options with an average exercise price of $8.34 were exercisable.

The Company adopted the recognition provisions of FAS 123 effective January 1, 2003 using the prospective method of transition described in FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under the fair value recognition provisions of FAS 123 and FAS 148, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period for awards granted after December 31, 2002.  For options granted prior to December 31, 2002, the fair value of options granted was not required to be recognized as an expense in the consolidated financial statements.

The following table reflects the effect on net income if the fair value based method had been applied to all outstanding and unvested stock options in each period.

(In thousands of dollars)	2005	2004	2003
Net income (loss), as reported	$(10,217)	$(3,587)	$10,561
Add: Stock-based employee compensation expense included in reported net income, net of tax	194	318	95
Less: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of tax	(703)	(1,583)	(1,243)
Pro forma net income	$(10,726)	$(4,852)	$9,413
Earnings per share
As reported
Basic	$(0.74)	$(0.29)	$1.00
Diluted	$(0.74)	$(0.29)	$0.89
Pro forma
Basic	$(0.78)	$(0.39)	$0.89
Diluted	$(0.78)	$(0.39)	$0.79

The initial impact of FAS 123 on earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year.

The FAS 123 compensation cost and fair value of options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield Expected volatility Risk-free interest rate Expected lives (in years) Weighted average fair value of options granted	2.97% 41% 3.8% 5.34 $2.19	1.32% to 2.19% 30% to 33% 3.2% to 3.8% 5.48-6.17 $4.08	1.79% to 3.35% 25% 2.1% to 3.6% 6.01-6.98 $1.28

In December 2004, the FASB issued SFAS No. 123-Revised, “Share-Based Payment.”  SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and will become effective for the interim reporting periods ending March 31, 2006.  SFAS 123R will impact the measurement and reporting of stock-based compensation (see “New Accounting Standards” note).

Restricted Stock:  During 2005, 2004, and 2003, 1,196,644, 1,432,172 and 500,668 shares of restricted stock were awarded under the plans at a weighted average grant date fair price of $9.22, $13.21 and $8.56 respectively.  The fair market value of the awards will be amortized over the period in which the restrictions are outstanding, which is approximately 3-4 years.  Expense related to restricted stock approximated $9.9 million in 2005, $7.3 million in 2004 and $2.1 million in 2003.  As of December 31, 2005 and 2004, the Company recorded $13.9 million and $15.1 million, respectively, in unearned compensation related to restricted stock issuances.

Other:  The Company also maintains a tax deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan), which permits eligible employees to defer a percentage of their compensation.  Company contributions to eligible participants may be made at the discretion of the Board of Directors.  The Company expensed $0.2 million in 2005, $0.3 million in 2004, and $0.2 million in 2003.

The Company has various other incentive programs, which are offered to eligible employees. These programs consist of cash incentives and deferred bonuses.  Amounts awarded vest over periods ranging up to five years.  Costs are amortized over the vesting period and approximated $2.5 million in 2005, $2 million in 2004, and $1 million in 2003.  The remaining amounts to be expensed are $0.9 million at December 31, 2005, to the extent they vest.

At December 31, 2005 and December 31, 2004, there was approximately $5.1 million and $7.1 million, respectively, of accrued compensation on the Statements of Financial Condition related to deferred compensation plans provided by the Company which will be paid out between 2006 and 2016.

  NOTE 17.       Net Capital Requirements

First Albany Capital is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  First Albany Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of December 31, 2005, First Albany Capital had aggregate net capital, as defined, of $24.9 million, which equaled 394.74% of aggregate debit balances and $23.9 million in excess of required minimum net capital.

Descap is subject to the Securities and Exchange Commission Uniform Net Capital Rule, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined by the rule, shall not exceed 15:1.  The rule also provides that capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10:1.  As of December 31, 2005, Descap had net capital of $3.7 million, which was $3.6 million in excess of its required net capital.  Descap’s ratio of Aggregate Indebtedness to Net Capital was 0.43 to 1.

  NOTE 18.       Trading Activities

As part of its trading activities, the Company provides brokerage and underwriting services to institutional clients.  While trading activities are primarily generated by client order flow, the Company also takes proprietary positions based on expectations of future market movements and conditions and to facilitate institutional client transactions.  Interest revenue and expense are integral components of trading activities.  In assessing the profitability of trading activities, the Company views net interest and principal transactions revenues in the aggregate.  Certain trading activities expose the Company to market and credit risks.

Market Risk:  Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates, equity prices, or other risks.  The level of market risk is influenced by the volatility and the liquidity in the markets in which financial instruments are traded.

As of December 31, 2005, the Company had approximately $6.6 million of securities owned which were considered non-investment grade. Non-investment grade securities are defined as debt and preferred equity securities rated as BB+ or lower or equivalent ratings by recognized credit rating agencies. These securities have different risks than investment grade rated investments because the companies are typically more highly leveraged and therefore more sensitive to adverse economic conditions and the securities may be more thinly traded or not traded at all.

The Company seeks to mitigate market risk associated with trading inventories by employing hedging strategies that correlate interest rate, price, and spread movements of trading inventories and hedging activities.  The Company uses a combination of cash instruments and derivatives to hedge its market exposure.  The following describes the types of market risk faced by the Company:

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

The Company also has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at December 31, 2005 at market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 2005.

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

Concentrations of Credit Risk:  The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counter party basis, as well as by groups of counter parties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. The Company’s most significant industry credit concentration is with financial institutions. Financial institutions include other brokers and dealers, commercial banks, finance companies, insurance companies and investment companies. This concentration arises in the normal course of the Company’s brokerage, trading, financing, and underwriting activities. To reduce the potential for concentration of risk, credit limits are established and monitored in light of changing counter party and market conditions. The Company also purchases securities and may have significant positions in its inventory subject to market and credit risk. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold. In order to control these risks, securities positions are monitored on at least a daily basis along with hedging strategies that are employed by the Company.

  NOTE 19.       Derivative Financial Instruments

The Company does not engage in the proprietary trading of derivative securities with the exception of highly liquid treasury and municipal index futures contracts and options.  These index futures contracts and options are used primarily to hedge securities positions in the Company’s securities owned.  Gains and losses on these financial instruments are included as revenues from principal transactions.  Trading profits and losses relating to these financial instruments were as follows for the years ending December 31:

(In thousands of dollars)	2005	2004	2003
Trading profits—state and municipal bond	$3,236	$4,367	$6,251
Index futures hedging	(1,621)	(2,646)	(2,510)
Net revenues	$1,615	$1,721	$3,741

The contractual or notional amounts related to the index futures contracts were as follows at December 31:

(In thousands of dollars)	2005	2004
Average notional or contract market value	$(49,983)	$(37,974)
Year end notional or contract market value	$(18,699)	$(39,161)

The contractual or notional amounts related to these financial instruments reflect the volume and activity and do not reflect the amounts at risk.  The amounts at risk are generally limited to the unrealized market valuation gains on the instruments and will vary based on changes in market value.  Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements.  Open equity in the futures contracts in the amount of $1.0 million and $0.5 million at December 31, 2005 and 2004, respectively, are recorded as receivables from brokers, dealers and clearing agencies.  The market value of options contracts are recorded as securities owned.  The settlements of the aforementioned transactions are not expected to have a material adverse effect on the financial condition of the Company.

  NOTE 20.       Segment Analysis

The Company is organized around products and operates through the following segments: Equities; Fixed Income, which is comprised of Taxable Fixed Income, Descap Securities, Municipal Capital Markets and Fixed Income-Other; and Other.  The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

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

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital and asset management businesses, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments, and realized gains and losses as a result of sales of equity holdings.  The Company’s venture capital business generates revenue through the management of a private equity fund.  This segment also includes results related to the Company’s investment in these private equity funds and any gains or losses that might result from those investments.  The Company’s asset management business generates revenue through managing institutional investors’ assets through its convertible arbitrage group.

For presentation purposes, net revenue within each of the businesses is classified as sales and trading, investment banking, or net interest / other.  Sales and trading net revenue includes commissions and principal transactions.  Investment banking includes revenue related to underwritings and other investment banking transactions. Net interest /other includes interest income, interest expense, fees and other revenue. Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

Intersegment revenue has been eliminated for purposes of presenting net revenue so that all net revenue presented is from external sources.  Interest revenue is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the segment.  Depreciation and amortization is allocated to each segment.

Information concerning operations in these segments is as follows for the years ended December 31:

(In thousands of dollars)	2005	2004	2003
Net revenue (including net interest income)
Equities	$60,047	$77,000	$53,351
Fixed Income
Taxable Fixed Income	14,029	28,344	50,791
Municipal Capital Markets	40,159	33,967	41,173
Fixed Income-Other	6,121	11,643	17,170
Descap	18,198	12,048	-
Total Fixed Income	78,507	86,002	109,134
Other	27,595	13,633	28,532
Total Net Revenue	$166,149	$176,635	$191,017
Net interest income (included in total net revenue)
Equities	$13	$32	$34
Fixed Income
Taxable Fixed Income	186	258	489
Municipal Capital Markets	(251)	1,239	1,159
Fixed Income-Other	(518)	167	277
Descap	1,972	1,068	-
Total Fixed Income	1,389	2,732	1,925
Other	1,144	1,468	1,395
Total Net Interest Income	$2,546	$4,232	$3,354
Pre-tax Contribution (Income/(loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle)
Equities	$(4,712)	$4,234	$(590)
Fixed Income
Taxable Fixed Income	(6,002)	3,160	9,773
Municipal Capital Markets	9,291	3,365	7,898
Fixed Income-Other	2,286	5,196	8,255
Descap	883	2,227	-
Total Fixed Income	6,458	13,948	25,926
Other	(2,694)	(26,932)	(5,820)
Total Pre-tax Contribution	$(948)	$(8,750)	$19,516
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Equities	$973	$1,046	$1,098
Fixed Income
Taxable Fixed Income	242	264	283
Municipal Capital Markets	352	364	387
Fixed Income-Other	34	34	45
Descap	121	96	-
Total Fixed Income	749	758	715
Other	2,143	1,201	1,114
Total	$3,865	$3,005	$2,927

For presentation purposes, net revenue within each of the businesses is classified as sales and trading, investment banking, or net interest / other.  Sales and trading net revenue includes commissions and principal transactions.  Investment banking includes revenue related to underwritings and other investment banking transactions. Investment gains (losses) reflects gains and losses on the Company’s investment portfolio.  Net interest /other includes interest income, interest expense, fees and other revenue. Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

The following table reflects revenues for the Company’s major products and services:

(In thousands of dollars)	2005	2004	2003
Net revenues:
Institutional Sales & Trading
Equities	$41,883	$50,801	$42,132
Fixed Income	47,588	63,912	82,483
Total Institutional Sales & Trading	89,471	114,713	124,615
Investment Banking
Equities	18,099	25,948	10,799
Fixed Income	29,489	19,265	24,632
Total Investment Banking	47,588	45,213	35,431
Net Interest/Other	1,495	3,076	2,439
Total Net Revenues	$138,554	$163,002	$162,485

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

The Company has two primary stock-based compensation awards – stock options and restricted stock awards.  In 2005, 15,000 options were granted, and the total unamortized expense for all options that were unvested on December 31, 2005 was $0.2 million.  Based on the number of options granted by the Company in the recent past, it is anticipated that FAS 123R will have no material effect on its results of operations. During 2005 and 2004, $9.9 million and $7.3 million were expensed to the Company related to restricted stock awards for the Company’s employees.  At December 31, 2005, the Company had recorded $13.9 million in unearned compensation related to restricted stock issuances. Since the Company is uncertain as to how many restricted stock awards will be granted in the future, the impact of 123R cannot be assessed.  Restricted stock awards vest based on the participants’ service with the Company.  The fair market value of the awards will be amortized over the period in which the restrictions are outstanding, which is approximately three years.  For some of the awards issued in the past, it is possible, under certain circumstances, that there would be an acceleration in the recognizing of expenses related to those awards.

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

The value of the transaction was approximately $31.4 million, which approximated Descap’s revenue for its previous fiscal year.  The purchase price consisted of $25 million in cash and 549,476 shares of the Company’s common stock, plus future contingent consideration based on financial performance.  Approximately $9.2 million of the purchase price was to acquire the net assets of the business, which consisted of assets of $66.1 million and liabilities of $56.9 million.  The value of the transaction in excess of net assets ($22.2 million) was allocated $0.6 million to identified customers based upon estimated future cash flows and $21.6 to goodwill (see “Intangible Assets” note). The shares issued to the sellers of Descap provide the sellers the right to require the Company to purchase back the shares at a price of $6.14 per share.  The Company also has the right to purchase back these shares from the sellers at a price of $14.46.  Both the put and call rights expires on May 31, 2007. The value assigned to the shares of common stock issued ($10.39 per share) approximated the market value of the stock on the date Descap was acquired.  The difference in the value assigned and the market value was due to the put and call features attached to the stock.  The Company also issued 270,843 shares of restricted stock to employees of Descap, which vests over a three-year period.

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

Based upon Descap’s Pre-Tax Net Income from June 1, 2004 through May 31, 2005, a total of $2.2 million of additional consideration was paid to the Sellers on December 30, 2005.  The Sellers received $0.6 million in cash and 304,439 shares of the Company’s common stock valued at $1.6 million.

Also, based upon Descap’s Pre-Tax Net Income from June 1, 2005 through December 31, 2005, $0.3 million of contingent consideration would be payable to the Sellers.  The contingent consideration will not be accrued in the Company’s financial statement until the contingency is resolved and the consideration is distributable.

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

  NOTE 23.       Discontinued Operations

In February 2005, the Company sold its asset management operations, other than its institutional convertible arbitrage group, and, in 2000 sold its Private Client Group.  The Company continues to report the receipt and settlement of pending contractual obligations related to both transactions as discontinued operations.

Amounts reflected in the Condensed Consolidated Statement of Operations are presented in the following table:

	12 Months Ended December 31
(In thousands of dollars)	2005	2004	2003
Net revenues
Asset Management Business	$162	$2,065	$2,180
Private Client Group	49	458	298
Total net revenues	211	2,523	2,478
Expenses
Asset Management Business	499	5,205	4,380
Private Client Group	749	(78)	-
Total expenses	1,248	5,127	4,380
(Loss) before income taxes	(1,037)	(2,604)	(1,902)
Income tax (benefit)	(235)	(901)	(780)
(Loss) from discontinued operations, net of taxes	$(802)	$(1,703)	$(1,122)

The revenue and expenses of the Asset Management Business for the periods presented above reflect the activity of that operation through February 2005 when it was sold. The Company had allocated interest expense to the asset management operation in the amounts of $190,138 and $41,559, in the years ended December 31, 2004 and 2003, respectively, based on debt identified as being specifically attributed to those operations.  The revenues and expenses of the Private Client Group for the periods presented above relate primarily to the recovery of retention amounts paid to employees of the Private Client Group at the time it was sold, adjustments to impairment accruals for office space based upon subsequent utilization of the space by others in the Company and the resolution of certain legal matters, all of which related to the operations prior to its disposal.

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

  NOTE 26.       Subsequent Events

On March 14, 2006, the Company entered into a new loan agreement and used the proceeds along with other available funds to repay the Senior Notes.  Please Refer to the “Short –Term Bank Loans and Notes Payable” note in the Consolidated Financial Statements.

First Albany Companies Inc.

SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

(In thousands of dollars, except per share data)

	Quarters Ended
2005	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$30,997	$39,723	$40,617	$67,644
Interest expense	2,385	3,155	3,458	3,834
Net revenues	28,612	36,568	37,159	63,810
Total expenses (excluding interest)	40,457	42,200	42,385	42,054
Income (loss) before income taxes	(11,845)	(5,632)	(5,226)	21,756
Income tax expense (benefit)	(5,106)	(2,411)	(2,274)	18,259
Income (loss) from continuing operations	(6,739)	(3,221)	(2,952)	3,497
Income (loss) from discontinued operations, net of taxes	(156)	(133)	41	(553)
Net income (loss)	$(6,895)	$(3,354)	$(2,911)	$2,944
Net income (loss) per common and common equivalent share
Basic
Continuing operations	$(0.51)	$(0.23)	$(0.21)	$0.25
Discontinued operations	(0.01)	(0.01)	(0.00)	(0.04)
Net income (loss)	$(0.52)	$(0.24)	$(0.21)	$0.21
Dilutive
Continuing operations	$(0.51)	$(0.23)	$(0.21)	$0.24
Discontinued operations	(0.01)	(0.01)	(0.00)	(0.04)
Net income (loss)	$(0.52)	$(0.24)	$(0.21)	$0.20

The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

(In thousands of dollars, except per share data)

	Quarters Ended
2004	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$43,408	$41,987	$38,873	$58,530
Interest expense	982	1,330	1,809	2,043
Net revenues	42,426	40,657	37,064	56,487
Total expenses (excluding interest)	45,186	40,114	47,515	52,569
Income (loss) before income taxes	(2,760)	543	(10,451)	3,918
Income tax expense (benefit)	(1,516)	(2,214)	(4,458)	1,322
Income (loss) from continuing operations	(1,244)	2,757	(5,993)	2,596
Income (loss) from discontinued operations, net of taxes	(684)	(86)	(378)	(555)
Net income (loss)	$(1,928)	$2,671	$(6,371)	$2,041
Net income (loss) per common and common equivalent share
Basic
Continuing operations	$(0.11)	$0.22	$(0.45)	$0.19
Discontinued operations	(0.07)	(0.01)	(0.03)	(0.04)
Net income (loss)	$(0.18)	$0.21	$(0.48)	$0.15
Dilutive
Continuing operations	$(0.11)	$0.20	$(0.45)	$0.19
Discontinued operations	(0.07)	(0.01)	(0.03)	(0.04)
Net income (loss)	$(0.18)	$0.19	$(0.48)	$0.15

The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.  Controls and Procedures

As of the end of the period covered by this Form 10K, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation we have concluded that First Albany Companies Inc.’s internal control over financial reporting was effective as of December 31, 2005.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited First Albany Companies Inc.’s consolidated financial statements included herein, has audited management’s assessment of the effectiveness of First Albany Companies Inc.’s internal control over financial reporting as of December 31, 2005, as stated in their report which is included herein.

Item 9b.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item with respect to our directors, our Audit Committee and Audit Committee financial expert, our compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics for senior officers will be contained in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 16, 2006. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be contained under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 16, 2006.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" and “Equity Compensation Plan Information” in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 16, 2006.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 16, 2006.  Such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information with respect to fees and services related to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approved policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of First Albany Companies Inc. to be held on or about May 16, 2006, and are incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Statements of Operations for the Years
Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Financial Condition
as of December 31, 2005 and 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity
and Temporary Capital for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a) (2) The following financial statement schedule for the periods 2005, 2004 and 2003 are submitted herewith:

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

10.1a	First Albany Capital Employees’ Retirement and Savings Plan (filed as Registration No. 333-114983 to Form S-8) dated April 29, 2004

10.2	First Albany Companies Inc. 1989 Stock Incentive Plan, as amended effective May 20, 1999 (filed as Registration Statement 333-78877 to Form S-8 dated May 20, 1999).

10.3	First Albany Companies Inc. Deferred Compensation Plan for Key Employees (filed as Registration Statement 333-115170 to Form S-8) dated May 5, 2004

10.3a	First Albany Companies Inc. Deferred Compensation Plan for Key Employees, as amended (filed as Exhibit 4.f to Form S-8, Registration Statement 333-115170) dated May 5, 2004

10.3b	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees, (filed as Form 8-K, along with Exhibit 10.01) dated January 5, 2005

10.5	Master Equipment Lease Agreement dated September 25, 1996, between First Albany Companies Inc. and KeyCorp Leasing Ltd. (filed as Exhibit 10.21 to Form 10K for calendar year ended December 31, 1996).

10.7	First Albany Companies Inc. 1999 Long Term Incentive Plan, as amended by (filed as Registration No. 333-97465 to Form S-8) dated July 31, 2002.

10.7a	First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Registration No. 333-105771 to Form S-8) dated June 2, 2003.

10.7b	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended (filed as Registration No. 333-115169 to Form S-8) dated May 5, 2004

10.7c	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended (filed as Registration No. 333-124707 to Form S-8) dated May 6, 2005

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

10.17	Loan Agreement dated February 18, 2004 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.17 to Form 10-Q for quarter ended March 31, 2004)

10.17a	First Amendment to Loan Agreement dated May 14, 2004 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.22 to Form 10-Q for quarter ended September 30, 2004)

10.17b

Second Amendment to Loan Agreement dated November 2, 2004 between First Albany Companies Inc. and Key Bank National Association  (filed as Exhibit 10.23 to Form 10-Q for quarter ended September 30, 2004

10.17c	Third Amendment to Loan Agreement dated June 30, 2005 between First Albany Companies Inc. and Key Bank National Association (filed as an Exhibit 10.31 to Form 10-Q for the quarter ended June 30, 2005)

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

10.23	Purchase, Sale and Assignment Agreement dated November 30, 2005, between First Albany Companies Inc. and Auda Secondary Fund L.P. (filed as exhibit herewith)

10.24	Consulting Agreement with an executive officer of the Company (filed as exhibit 10.24 to Form 10-K for the year ended December 31, 2004) dated February 1, 2005

10.25	677 Broadway Sublease Agreement dated August 14, 2003, between Columbia 677 L.L.C. and First Albany Companies Inc. (filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2004)

10.25a

677 Broadway Sublease Agreement, as amended, between Columbia 677 L.L.C. and First Albany Companies Inc., dated October 11, 2004  (filed as Exhibit 10.25a to Form 10-K for the year ended December 31, 2004)

10.26	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees (filed as Registration No. 333-121927 to Form S-8) dated January 10, 2005

Exhibit Number	Description

10.26a	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees, as amended (filed as Registration No. 333-124705 to Form S-8) dated May 6, 2005

10.27	First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees (filed as Registration No. 333-121928 to Form S-8) dated January 10, 2005

10.27a	First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees, as amended (filed as Registration No. 333-124706 to Form S-8) dated May 6, 2005

10.28	One Montgomery Tower Lease Agreement between Post-Montgomery Associated and First Albany Companies Inc., dated April 4, 2005 (filed as Exhibit 10.1 to Form 8-K dated April 8, 2005)

10.29	First Albany Companies Inc. Restricted Stock Inducement Plan for Descap Employees (filed as Registration No. 333-124648 to Form S-8) dated May 5, 2005

10.30	1301 Avenue of the Americas lease agreement between Deutsche Bank AG and First Albany Capital Inc., dated April 6, 2005 (filed as Exhibit 10.1 to Form 8-K) dated May 23, 2005

10.30a	1301 Avenue of the Americas lease agreement between Deutsche Bank AG and First Albany Capital Inc., as amended (filed as Exhibit 10.2 to Form 8-K) dated May 23, 2005

10.31	Separation and consulting Agreement with an executive officer of the Company (filed as an exhibit herewith) dated November 3, 2005

10.32	Loan Agreement dated December 30, 2005, between First Albany Companies Inc. and KeyBank National Association (filed as an exhibit herewith)

10.33	Promissory Note dated December 30, 2005, between First Albany Companies Inc. and KeyBank National Association (filed as an exhibit herewith)

10.34	Loan Agreement dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as an exhibit herewith)

10.35	Promissory Note dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as an exhibit herewith)

10.36	Acceptable Securities Pledge and Security Agreement, dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as an exhibit herewith)

10.37	Negative Pledge Agreement dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as an exhibit herewith)

10.38	Pledge Agreement-Deposit Account Agreement dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as an exhibit herewith)

10.39	Springing Pledge and Security Agreement dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as an exhibit herewith)

21	List of Subsidiaries of First Albany Companies Inc. (filed as an exhibit herewith)

23	Consent of PricewaterhouseCoopers LLP (filed as an exhibit herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, furnished herewith

Exhibit Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, furnished herewith

32	Section 1350 Certifications, furnished herewith

FIRST ALBANY COMPANIES INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

PERIODS ENDED DECEMBER 31, 2005, DECEMBER 31, 2004

AND DECEMBER 31, 2003

COL. A	COL. B	COL. C	COL. D	COL. E

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Allowance for doubtful accounts – deducted from receivables from customers
Calendar Year 2005	$-	$11,000	$-	$11,000
Calendar Year 2004	$36,000	$-	$36,000	$-
Calendar Year 2003	$86,000	$35,000	$85,000	$36,000

Net deferred tax asset valuation allowance
Calendar Year 2005	$-	$9,233,000	$-	$9,233,000
Calendar Year 2004	$-	$-	$-	$-
Calendar Year 2003	$-	$-	$-	$-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ALBANY COMPANIES INC.	By:
Alan P. Goldberg
President and Chief Executive Officer
Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	TITLE	DATE

/s/George C. McNamee	Chairman	March 16, 2006
GEORGE C. MCNAMEE

/s/Alan P. Goldberg	President and Chief Executive Officer	March 16, 2006
ALAN P. GOLDBERG
Chief Financial Officer
/s/Paul W. Kutey	(Principal Accounting Officer	March 16, 2006
PAUL W. KUTEY	and Principal Financial Officer)

/s/Hugh A. Johnson, Jr.	Director	March 16, 2006
HUGH A. JOHNSON, JR.

/s/Carl P. Carlucci	Director	March 16, 2006
CARL P. CARLUCCI, PhD

Director
WALTER M. FIEDEROWICZ

/s/Nicholas A. Gravante, Jr.	Director	March 16, 2006
NICHOLAS A. GRAVANTE, JR

/s/Dale Kutnick	Director	March 16, 2006
DALE KUTNICK

Director
ARTHUR T. MURPHY, JR

/s/Shannon P. O’Brien	Director	March 16, 2006
SHANNON P. O’BRIEN

/s/Arthur J. Roth	Director	March 16, 2006
ARTHUR J. ROTH

EXHIBIT 21

SUBSIDIARIES OF FIRST ALBANY COMPANIES INC.

COMPANY NAME	PLACE OF INCORPORATION

FIRST ALBANY CAPITAL INC.	NEW YORK

FA ASSET MANAGEMENT INC.	NEW YORK

FIRST ALBANY ENTERPRISE FUNDING, INC.	DELAWARE

FA TECHNOLOGY VENTURES CORPORATION	DELAWARE

FAC MANAGEMENT CORPORATION	NEW YORK

DESCAP SECURITIES, INC.	NEW YORK

FIRST ALBANY CAPITAL LIMITED	UNITED KINGDOM

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 014140) of First Albany Companies Inc. of our report dated March 14, 2006 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appear in the Annual Report to Shareholders, which is incorporated in this Annual Report of Form 10-K. We also consent to the incorporation by reference of our report dated March 14, 2006 relating to the financial statement schedule, which appears in this Form 10-K.

/s/PRICEWATERHOUSECOOPERS LLP

Albany, New York

March 14, 2006

Certification on Form 10-K

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	March 16, 2006	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer

Certification on Form 10-K

EXHIBIT 31.2

I, Paul W. Kutey, certify that:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	March 16, 2006	/S/PAUL W. KUTEY
Paul W. Kutey
Chief Financial Officer

Exhibit 32

Certification

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Each of the undersigned officers of First Albany Companies Inc., a New York corporation (the “Company”), does hereby certify to such officer’s knowledge that:

The Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	March 16, 2006	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer
Date:	March 16, 2006	/S/PAUL W. KUTEY
Paul W. Kutey
Chief Financial Officer