Form 10-Q
period 2006-03-31
FIRST ALBANY COMPANIES INC
filed 2006-05-10
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 [ X ]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

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

Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐

Accelerated Filer  ☑

Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,445,844 shares of Common Stock were outstanding as of the close of business on April 28, 2006

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Page

Part I

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Statements of Financial

Condition at March 31, 2006 (unaudited)

and December 31, 2005

3

Condensed Consolidated Statements of Operations

for the Three Months Ended March 31, 2006

and March 31, 2005 (unaudited)

4

Condensed Consolidated Statements of Cash Flows

for the Three Months Ended March 31, 2006

and March 31, 2005 (unaudited)

5

Notes to Condensed Consolidated Financial Statements (unaudited)

6-21

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

22-30

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

32-33

Item 4.

Controls and Procedures

34

Part II

Other Information

Item 1.

Legal Proceedings

35

Item 6.

Exhibits

36

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

Item 1.  Financial Statements

(In thousands of dollars)	March 31	December 31
As of	2006	2005
Assets
Cash	$1,924	$1,926
Cash and securities segregated for regulatory purposes	5,100	7,100
Securities purchased under agreement to resell	26,037	27,824
Receivables from:
Brokers, dealers and clearing agencies	40,303	36,221
Customers	5,565	5,346
Others	7,092	7,015
Securities owned	265,997	265,794
Investments	43,563	52,497
Office equipment and leasehold improvements, net	12,136	10,304
Intangible assets	25,952	25,990
Other assets	4,506	3,524
Total assets	$438,175	$443,541
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$180,740	$150,075
Payables to:
Brokers, dealers and clearing agencies	7,006	50,595
Customers	8,793	3,263
Others	8,905	14,099
Securities sold, but not yet purchased	82,145	52,445
Accounts payable	4,142	6,696
Accrued compensation	16,737	25,414
Accrued expenses	9,321	8,960
Notes payable	28,726	30,027
Obligations under capitalized leases	5,265	5,564
Total liabilities	351,780	347,138
Commitments and Contingencies
Temporary capital	3,374	3,374
Subordinated debt	5,711	5,307
Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 500,000 shares; none issued
Common stock; $.01 par value; authorized 50,000,000 shares; issued 17,165,792 and 17,129,649 respectively	172	171
Additional paid-in capital	146,468	158,470
Unearned compensation	-	(13,882)
Deferred compensation	3,662	3,448
Retained (deficit)	(68,842)	(56,624)
Treasury stock, at cost	(4,150)	(3,861)
Total Stockholders’ Equity	77,310	87,722
Total Liabilities and Stockholders’ Equity	$438,175	$443,541

The accompanying notes are an integral part

of these consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31
(In thousands of dollars except for per share amounts and shares outstanding)	2006	2005
Revenues:
Commissions	$3,598	$4,587
Principal transactions	19,770	17,625
Investment banking	11,513	8,462
Investment gains (losses)	(6,143)	(3,798)
Interest	3,100	3,385
Fees and other	619	736
Total revenues	32,457	30,997
Interest expense	4,305	2,385
Net revenues	28,152	28,612
Expenses (excluding interest):
Compensation and benefits	29,036	28,945
Clearing, settlement and brokerage costs	1,748	1,734
Communications and data processing	3,348	3,659
Occupancy and depreciation	3,100	2,732
Selling	1,539	1,733
Other	1,861	1,654
Total expenses (excluding interest)	40,632	40,457
Income (loss) before income taxes	(12,480)	(11,845)
Income tax (benefit) expense	-	(5,106)
Income (loss) from continuing operations	(12,480)	(6,739)
Income (loss) from discontinued operations, (net of taxes $0 in 2006, $(113) in 2005)	(165)	(156)
Income (loss) before cumulative effect of change in accounting principles	(12,645)	(6,895)
Cumulative effect of accounting change, (net of taxes $0 in 2006) (see “Benefit Plans” note)	427	-
Net loss	$(12,218)	$(6,895)

Per share data:
Basic earnings:
Continued operations	$(0.81)	$(0.51)
Discontinued operations	(0.01)	(0.01)
Cumulative effect of accounting change	0.03	-
Net loss	$(0.79)	$(0.52)
Diluted earnings:
Continued operations	$(0.81)	$(0.51)
Discontinued operations	(0.01)	(0.01)
Cumulative effect of accounting change	0.03	-
Net loss	$(0.79)	$(0.52)
Weighted average common and common equivalent shares outstanding:
Basic	15,377,662	13,256,692
Dilutive	15,377,662	13,256,692

The accompanying notes are an integral part

of these consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	2006	2005
Cash flows from operating activities:
Net loss	$(12,218)	$(6,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	710	745
Amortization of warrants	498	50
Deferred compensation	214	91
Deferred income taxes	-	(4,734)
Unrealized investment (gains)/loss	7,959	4,646
Realized (gains) losses on sale of investments	(1,816)	(848)
(Gain) loss on sale of fixed assets	81	4
Services provided in exchange for common stock	1,537	2,225
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	2,000	(7,300)
Securities purchased under agreement to resell	1,787	7,648
Net receivables from brokers, dealers and clearing agencies	(47,671)	30,191
Securities owned, net	29,497	(15,130)
Other assets	(982)	(931)
Net payable to customers	5,311	(9,955)
Net payables to others	(1,639)	6,263
Accounts payable and accrued expenses	(10,860)	(29,396)
Net cash provided by (used in) operating activities	(25,592)	(23,326)
Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(2,190)	(153)
Purchase of Noddings	-	(125)
Purchases of investments	(928)	(36)
Proceeds from sale of investments	3,368	3,233
Net cash provided by (used in) investing activities	250	2,919
Cash flows from financing activities:
Proceeds (payments) of short-term bank loans, net	30,665	14,075
Proceeds of notes payable	9,023	306
Payments of notes payable	(10,822)	(3,218)
Payments of obligations under capitalized leases	(459)	(327)
Proceeds from obligations under capitalized leases	-	305
Proceeds on subordinated debt	159	1,612
Proceeds from issuance of common stock under stock option plans	55	184
Payments for purchases of treasury stock	-	(140)
Net (decrease) increase in drafts payable	(3,281)	8,264
Dividends paid	-	(833)
Net cash provided by (used in) financing activities	25,340	20,228
(Decrease) increase in cash	(2)	(179)
Cash at beginning of the period	1,926	1,285
Cash at the end of the period	$1,924	$1,106

Non-Cash Investing and Financing Activities

In the first three months of 2006 and 2005, the Company entered into capital leases for office equipment and leasehold improvements for approximately $0.2 million and $1.4 million, respectively.

In the first three months of 2006, the Company acquired $0.2 million in office equipment and leasehold improvements where the obligation related to this acquisition is included in accounts payable.

During the first three months of 2006, the Company converted $0.2 million compensation to subordinated debt.

The accompanying notes are an integral part

of these consolidated financial statements.

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary for a fair statement of results for such periods.  The results for any interim period are not necessarily indicative of those for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2005.

2.	Comprehensive Income

The Company has no components of other comprehensive income; therefore comprehensive income equals net income (loss).

3.	Earnings Per Common Share

Basic earnings per share are computed based upon weighted-average shares outstanding.  Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period.  The weighted-average shares outstanding were calculated as follows:

	Three Months Ended March 31
	2006	2005
Weighted average shares for basic earnings per share Effect of dilutive common equivalent shares	15,377,662 -	13,256,692 -
Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	15,377,662	13,256,692

For the three months ended March 31, 2006 and 2005, the Company excluded approximately 0.2 million and 0.9 million, respectively, of common stock equivalents in its computation of dilutive earnings per share because they were anti-dilutive.

4.	Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following:

(In thousands of dollars)	March 31 2006	December 31 2005
Adjustment to record securities owned on a trade date basis, net	$23,899	$23,190
Securities borrowed	3,356	179
Securities failed-to-deliver	5,202	4,086
Commissions receivable	2,345	2,928
Receivable from clearing organizations	5,501	4,501
Good faith deposits	-	1,337
Total receivables	$40,303	$36,221
Payable to clearing organizations	$4,023	$45,959
Securities failed-to-receive	2,983	4,636
Total payables	$7,006	$50,595

Proprietary securities transactions are recorded on trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the unaudited Condensed Consolidated Statement of Financial Condition.

5.	Receivables from and Payables to Customers

At March 31, 2006, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional clients.

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this indemnification.  At March 31, 2006, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

6.	Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at:

	March 31, 2006		December 31, 2005
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$75,493	$78,142	$84,983	$50,729
State and municipal bonds	133,381	3,808	124,388	128
Corporate obligations	40,064	122	41,954	760
Corporate stocks	13,659	54	11,542	828
Options	-	19	-	-
Not Readily Marketable Securities
Securities with no publicly quoted market	1,397	-	909	-
Securities subject to restrictions	2,003	-	2,018	-
Total	$265,997	$82,145	$265,794	$52,445

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

7.	Intangible Assets

(In thousands of dollars)	March 31 2006	December 31 2005
Intangible assets
Customer related (amortizable):
Descap Securities, Inc. - Acquisition	$641	$641
Institutional convertible bond arbitrage group - Acquisition	1,017	1,017
Accumulated amortization	(433)	(395)
	1,225	1,263
Goodwill (unamortizable):
Descap Securities, Inc. - Acquisition	23,763	23,763
Institutional convertible bond arbitrage group - Acquisition	964	964
	24,727	24,727
Total Intangible Assets	$25,952	$25,990

Customer related intangible assets are being amortized over 10 to 12 years.  Future amortization expense is estimated as follows:

Estimated Amortization Expense (year ended December 31)
2006 - remainder	$117
2007	155
2008	155
2009	155
2010	155
2011	155
Thereafter	333
Total	$1,225

8.	Investments

The Company’s investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below.

(In thousands of dollars)	March 31 2006	December 31 2005
Carrying Value
Public	$31,081	$40,375
Private	10,073	9,492
Consolidation of Employee Investment Funds, net of Company’s ownership interest	2,409	2,630
Total carrying value	$43,563	$52,497

Investment gains (losses) were comprised of the following:

	Three Months Ended March 31
(In thousands of dollars)	2006	2005
Public (net realized and unrealized gains and losses)	$(6,030)	$(4,666)
Private (net realized gains and losses)	83	(15)
Private (net unrealized gains and losses)	(196)	883
Investment gains (losses)	$(6,143)	$(3,798)

iRobot (“IRBT”) accounts for the majority of public investments owned by the Company.  As of March 31, 2006, the Company owned approximately 1.1 million shares of IRBT worth approximately $31.0 million.  In the context of IRBT’s initial public offering (“IPO”), the Company and certain other stockholders of IRBT entered into a lock-up agreement with the managing underwriters of the IPO in which it agreed not to sell IRBT until May 8, 2006. The lock-up is subject to extension through June 10, 2006 in specified circumstances generally related to IRBT’s corporate announcements.  In May 2006, the lock-up was extended until May 20, 2006.  In addition, the Company has entered into an agreement to pledge the IRBT shares as collateral for various notes payable upon expiration of the lock-up agreement (see “Notes Payable” note in the unaudited Consolidated Financial Statements).  During the three months ended March 31, 2006, the Company sold its remaining 1,116,040 shares of Mechanical Technology Incorporated (“MKTY”) for proceeds of approximately $3.3 million.

Privately held investments include an investment of $9.2 million in FA Technology Ventures L.P. (the “Partnership”), which represented the Company’s maximum exposure to loss in the Partnership at March 31, 2006.  The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.  At March 31, 2006 total Partnership capital for all investors in the Partnership equaled $36.0 million.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these financial statements but has only recorded the value of its investment.  FA Technology Ventures Inc. (“FATV”) is the investment advisor for the Partnership.  Revenues derived from the management of this investment and the Employee Investment Fund for the three month period ended March 31, 2006 were $0.4 million in consolidation.

The Company has consolidated its Employee Investment Funds (EIF). The EIF are a limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., which has contracted with FATV to act as an investment advisor with respect to funds invested.  The Company’s carrying value of this EIF is $0.5 million excluding the effects of consolidation.  The Company has loaned $1.3 million to the EIF and is also committed to loan an additional $0.3 million to the EIF.  The effect of consolidation was to increase Investments by $2.4 million, decrease Receivable from Others by $1.3 million and increased Payable to Others by $1.1 million.  The amounts in Payable to Others relates to the value of the EIF owned by employees.

9.	Payables to Others

Amounts payable to others consisted of the following at:

(In thousands of dollars)	March 31 2006	December 31 2005
Drafts payable	$6,682	$9,963
Payable to Employees for the Employee Investment Funds (see “Investments” footnote)	1,150	1,371
Others	1,073	2,765
Total	$8,905	$14,099

Drafts payable represent amounts drawn by the Company against bank and sight overdrafts under a sweep agreement with a bank.

10.	Notes Payable

The Company’s notes payable include a $15.0 million Term Loan to finance the acquisition of Descap Securities, Inc.  Interest rate is 2.4 % over the 30-day London InterBank Offered Rate (“LIBOR”) (4.83% at March 31, 2006).  Interest only was payable for first six months, and thereafter monthly payments of $238 thousand in principal and interest over the life of the loan which matures on May 14, 2011.  The $15.0 million Term Loan agreement contains various covenants, as defined in the agreement.  During 2005, the Company was not in compliance with certain covenants.  The lender modified the covenants and agreed to increase the maximum allowable modified total funded indebtedness to EBITDAR ratio from 1.75 to 2.00 through March 31, 2006.  Thereafter the modified debt requirement will not exceed 1.75 to 1 (for the twelve month period ending March 31, 2006, modified total funded debt to EBITDAR ratio was 1.44 to 1). The financial covenants require operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending March 31, 2006, the operating cash flow to total fixed charge ratio 1.43 to 1).  EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments as defined in the modified term loan agreement. The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenant.

Notes payable include a $4.9 million Term Loan with a current interest rate of 3.25% over the 30-day London Interbank Offered Rate (“LIBOR”) (4.83% at March 31, 2006).  The interest rate may fluctuate based upon the Borrower’s leverage ratio.  Interest only is payable for the first four months; thereafter monthly payments of principal and interest are payable over the life of the loan, which originally matured on April 30, 2011, but has been modified to mature on June 15, 2006.  The $4.9 million Term Loan agreement contains various covenants consistent with the Company’s $15.0 million Term Loan.  One additional covenant limits the Company’s ability to incur additional indebtedness in excess of $5 million in each calendar year.  This limitation does not apply to short-term bank loans collateralized by Company-owned securities, refinancing of existing debt and certain other indebtedness.

Notes payable include an $11.0 million Term Loan which was entered into in March 2006 for the purpose of repaying Senior Notes.  The Company borrowed $8.7 million under the $11.0 million Term Loan, which is payable on June 15, 2006.  Interest is 1% over the prime rate (7.75% at March 31, 2006) and is payable monthly.  The $11.0 million Term Loan contains various covenants consistent with the Company’s $15.0 Term Loan.  Upon expiration of a lock-up agreement to which the Company is a party (refer to “Investments” note in the unaudited Consolidated Financial Statements), the $15.0 million Term Loan, $4.9 million Term Loan and the $11.0 million Term Loan will be collateralized by shares of iRobot Corporation common stock owned by the Company.  If the daily market value of the iRobot common stock decreases to a level that causes the amount outstanding under the $11 million Term Loan to exceed 30% of the collateral value, the Company must pledge additional collateral, either in cash or other specified securities.

Notes payable includes a note for $0.2 million, which is payable $37,096 per month through September 2006.  The interest rate on this loan is 6.15% per annum.

Principal payments for all notes are due as follows:

(In thousands of dollars)
2006	$16,059
2007	2,857
2008	2,857
2009	2,857
2010	2,857
2011	1,239
Total principal payments remaining	$28,726

11.	Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at March 31, 2006:

(In thousands of dollars)
2006 (remaining)	$1,551
2007	1,731
2008	1,124
2009	807
2010	581
2011	221
Thereafter	11
Total minimum lease payments	6,026
Less: amount representing interest	761
Present value of minimum lease payments	$5,265

12.	Commitments and Contingencies

Commitments:  As of March 31, 2006, the Company had a commitment to invest up to $6.7 million in FA Technology Ventures, LP (the “Partnership”). This commitment extends initially to the end of the Partnership’s Commitment Period, which expires in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital.

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

As of March 31, 2006, the Company had an additional commitment to invest up to $0.4 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). This commitment extends initially to the end of the Partnership’s Commitment Period, which expires in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.  EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.  The EIF are managed by FAC Management Corp., a wholly owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.

Contingent Consideration:  On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap, a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2005 through May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.  Based upon Descap’s Pre-Tax Net Income from June 1, 2005 through March 31, 2006, $42 thousand of contingent consideration would be payable to the Sellers.  The contingent consideration will not be accrued in the Company’s financial statement until the contingency is resolved and the consideration is distributable.

Retention:  First Albany Capital Inc. has committed to entering into retention agreements with certain of its employees in an amount aggregating $6.7 million.  These amounts are payable to the extent the employee continues to work for First Albany Capital Inc., subject to certain exceptions as defined.  These retention amounts will be paid in July 2006.

Leases:  The Company's headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options and escalation clauses, and which expire at various times through 2014. To the extent the Company is provided tenant improvement allowances funded by the lessor, they are amortized over the initial lease period and serve to reduce rent expense.  To the extent the Company is provided free rent periods, the Company recognizes the rent expense over the entire lease term on a straightline basis. In April 2006, the Company entered into a Surrender Agreement with its landlord related to a lease it had signed in 2005, for new office space in New York City (see “Subsequent Events” note to the unaudited Consolidated Financial Statements).  Future minimum annual lease payments, adjusted for the Surrender Agreement and sublease rental income, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2006 remaining	$5,840	$1,059	$4,781
2007	7,197	939	6,258
2008	6,427	704	5,723
2009	3,216	-	3,216
2010	2,782	-	2,782
2011	2,708	-	2,708
Thereafter	7,707	-	7,707
Total	$35,877	$2,702	$33,175

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

In connection with the termination of Arthur Murphy’s employment by First Albany Capital as Executive Managing Director, Mr. Murphy filed an arbitration claim against First Albany Capital, Alan Goldberg, President and Chief Executive Officer, and George McNamee, Chairman of First Albany Companies Inc. with the National Association of Securities Dealers on June 24, 2005.  Mr. Murphy is a director of the Company.  The claim alleges damages in the amount of $8 million based on his assertions that he was fraudulently induced to remain in the employ of First Albany Capital.  A hearing in the matter is scheduled to commence during the second quarter of 2006.  The Company believes the claim lacks merit and intends to vigorously defend against such claim.

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

Collateral:  The fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities consisted of the following as of:

(In thousands of dollars)	March 31 2006	December 31 2005
Securities purchased under agreements to resell	$25,998	$27,804
Securities borrowed	3,285	177
Total	$29,283	$27,981

Letters of Credit:  The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $2.1 million at March 31, 2006, and were collateralized by Company securities with a market value of $2.3 million.  Letters of credit in the amount of $1.9 million were cancelled on April 28, 2006 (see “Subsequent Events” note to the unaudited Consolidated Financial Statements).

Other:  In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP (“Ardent”), an investment fund in which Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of March 31, 2006 the value of the Company’s investment in Ardent is $0.2 million and is classified as securities owned on the unaudited Statements of Financial Condition.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis.  As of March 31, 2006, the Company had no outstanding underwriting commitments and had purchased $2.0 million and sold $1.0 million securities on a when-issued basis.

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

14.	Subordinated Debt

A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The New York Stock Exchange has approved the Company’s subordinated debt agreements related to the Plan.  Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  Principal debt repayment requirements, which occur on about April 15th of each year, as of March 31, 2006, are as follows:

(In thousands of dollars)
2006	$1,288
2007	1,462
2008	1,299
2009	465
2010	287
2011 to 2016	910
Total	$5,711

15.	Stockholders’ Equity

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

Unearned Compensation

The Company has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock.  Unearned compensation related to restricted common stock awarded under these plans was previously classified in Stockholders’ Equity as unearned compensation.  Upon the Company’s adoption of FAS 123(R) (see “Benefit Plans” note to the unaudited Consolidated Financial Statements), this amount is now classified in Stockholders’ Equity as a reduction of Additional Paid-In Capital.

16.	Income Taxes

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

The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The Company has recorded a valuation allowance as a result of uncertainties related to the realization of its net deferred tax asset of approximately $13.1 million at March 31, 2006, and $9.2 million at December 31, 2005. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past two years and the difficulty of forecasting future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit of the deferred tax assets will not be realized.

In the event actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

17.	Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock, which expire at various times through April 30, 2015.  The following is a recap of all plans as of March 31, 2006:

Share awards authorized for issuance	10,106,015
Share awards used:
Stock options granted and outstanding	2,401,471
Restricted stock awards granted and unvested	1,343,162
Options exercised and restricted stock awards vested	5,111,576
Stock options expired and no longer available	190,327
Total share awards used	9,046,536

Share awards available for future awards	1,059,479

For the three month period ended March 31, 2006, total compensation expense for share based payment arrangements was $1.9 million and the related tax benefit was $0. There were no significant modifications or plan design changes made during the three month period ended March 31, 2006. At March 31, 2006, the total compensation expense related to non-vested awards not yet recognized is $11.3 million, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years. The amount of cash used to settle equity instruments granted under share based payment arrangements during the three month period ended March 31, 2006 was $0.

The following table reflects the effect on net income if the fair value based method had been applied to all outstanding and unvested stock options for the three month period ended March 31, 2005:

Three Months Ended
(In thousands of dollar except for per share amounts)	March 31, 2005
Net loss, as reported	$(6,895)
Add:Stock-based employee compensation expense included in reported net income, net of tax	72
Less: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of tax	(329)
Pro forma net loss	$(7,152)
Earnings per share
As reported
Basic	$(0.52)
Diluted	$(0.52)
Pro forma
Basic	$(0.54)
Diluted	$(0.54)

Options:  Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire ten years after grant date.  Unvested options are typically forfeited upon termination.  Option transactions for the three month period ended March 31, 2006, under the plans were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2005	2,492,809	$8.40
Options granted	-	-
Options exercised	(9,468)	$5.77
Options terminated	(81,870)	$8.06
Balance at March 31, 2006	2,401,471	$8.42

Options are exercisable when they become fully vested.  The intrinsic value of options exercised during the three month periods ending March 31, 2006 and 2005 was $7 thousand and $108 thousand, respectively.  The amount of cash received from the exercise of stock options during the three month period ended March 31, 2006 was $55 thousand. The tax benefit realized from the exercise of stock options during the three month period ended March 31, 2006 was $0. Shares issued by the Company as a result of the exercise of stock options may be issued out of Treasury or authorized shares available. At March 31, 2006, 2,318,244 options were exercisable with an average exercise price of $8.27, and a remaining average contractual term of 5.1 years.  At March 31, 2006, 2,401,471 options outstanding had an intrinsic value of $48 thousand.

The Black-Scholes option pricing model is used to determine the fair value of options granted. There were no options granted for the period ended March 31, 2006.  Significant assumptions used to estimate the fair value of share based compensation awards include the following:

2005
Expected term-option Expected volatility Expected dividends Risk-free interest rate	5.34 41% 2.97% 3.8%

Since no options were granted during the first quarter of 2006, the above assumptions have not been established for 2006.

Restricted Stock: Restricted stock awards under the plans have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 3-4 years. Unvested restricted stock awards are typically forfeited upon termination although there are certain award agreements that may continue to vest subsequent to termination as long as other restrictions are followed. Restricted stock awards for the three month period ended March 31, 2006, under the plans were as follows:

	Unvested Restricted Stock Awards	Weighted Average Grant – Date Fair Value
Balance at December 31, 2005	2,234,325	$10.37
Granted	88,456	$ 6.18
Vested	(803,620)	$10.04
Forfeited	(175,999)	$10.01
Balance at March 31, 2006	1,343,162	$10.26

The total fair value of awards vested, based on the fair market value of the stock on the vest date, during the three month periods ending March 31, 2006 and 2005 was $5.0 million and $3.3 million, respectively.  The weighted average grant date fair value of restricted stock awards granted during the three month period ended March 31, 2005 was $9.30.

Adoption of FAS 123(R):

For options granted prior to December 31, 2002, the compensation expense was not required to be recognized in the consolidated financial statements. Effective January 1, 2003, the Company adopted FAS 123, using the prospective method of transition described in FAS 148. Under the fair value recognition provisions of FAS 123 and FAS 148, stock based compensation cost was measured at the grant date based on the award and was recognized as expense over the vesting period for awards granted after December 31, 2002.

Effective January 1, 2006, the Company adopted FAS 123(R).  In adopting FAS 123(R), the Company applied the modified prospective application transition method. Under the modified prospective application method, prior period financial statements are not adjusted. Instead, the Company will apply FAS 123(R) for new awards granted after December 31, 2005, any portion of awards that were granted after January 1, 1995 and have not vested by January 1, 2006 and any outstanding liability awards. The impact of applying the nominal vesting period approach for awards with vesting upon retirement eligibility and the non-substantive approach was immaterial.  Upon adoption of FAS 123(R) on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred.  The estimated forfeiture rate for 2006 and 2005 was 25%.

For the three month period ended March 31, 2006, the effect of adopting FAS 123(R) was to increase the loss from continuing operations by $0.1 million, increase the loss before income taxes by $0.1 million, increase the net loss by $0.1 million, increase cash flow from operations by $0, increase cash flow from financing activities by $0, increase the basic loss per share by $0.0 and increase the diluted loss per share by $0.0.

18.	Net Capital Requirements

First Albany Capital is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  First Albany Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of March 31, 2006, First Albany Capital had aggregate net capital, as defined, of $16.7 million, which equaled 149.5% of aggregate debit balances and $15.7 million in excess of required minimum net capital.

Descap is subject to the Securities and Exchange Commission Uniform Net Capital Rule, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined by the rule, shall not exceed 15:1.  The rule also provides that capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10:1.  As of March 31, 2006, Descap had net capital of $4.4 million, which was $4.3 million in excess of its required net capital.  Descap’s ratio of Aggregate Indebtedness to Net Capital was .36 to 1.

19.	Segment Analysis

The Company is organized around products and operates through the following six segments: Equities; Fixed Income, which is comprised of Taxable Fixed Income, Descap, Municipal Capital Markets and Fixed Income-Other; and Other.  The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

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

Included in the Company’s Fixed Income business are the following segments: Taxable Fixed Income, Descap, Municipal Capital Markets and Fixed Income-Other.  The Fixed Income business consists of fixed income sales and trading and fixed income investment banking.  Fixed Income sales and trading provides trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing fixed income transactions in the following products:

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

For presentation purposes, net revenue within each of the businesses is classified as sales and trading, investment banking, or net interest / other.  Sales and trading net revenue includes commissions and principal transactions.  Investment banking includes revenue related to underwritings and other investment banking transactions. Net interest/other includes interest income, interest expense, fees and other revenue. Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

Intersegment revenue has been eliminated for purposes of presenting net revenue so that all net revenue presented is from external sources.  Interest revenue is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the segment.  Depreciation and amortization is allocated to each segment.

Information concerning operations in these segments is as follows:

	Three Months Ended March 31
(In thousands of dollars)	2006	2005
Net revenue (including net interest income)
Equities	$19,284	$14,010
Fixed Income
Taxable Fixed Income	2,605	4,853
Municipal Capital Markets	7,835	7,170
Fixed Income-Other	1,243	680
Descap Securities	3,195	4,482
Total Fixed Income	14,878	17,185
Other	(6,010)	(2,583)
Total Net Revenue	$28,152	$28,612
Net interest income (included in total net revenue)
Equities	$(13)	$9
Fixed Income
Taxable Fixed Income	51	119
Municipal Capital Markets	(167)	83
Fixed Income-Other	(218)	(33)
Descap Securities	(155)	587
Total Fixed Income	(489)	756
Other	(703)	235
Total Net Interest Income (Expense)	$(1,205)	$1,000
Pre-tax Contribution (Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle)
Equities	$2,079	$(1,923)
Fixed Income
Taxable Fixed Income	(317)	(749)
Municipal Capital Markets	1,136	998
Fixed Income-Other	327	(122)
Descap Securities	(1,147)	350
Total Fixed Income	(1)	477
Other	(14,558)	(10,399)
Total Pre-tax Contribution	$(12,480)	$(11,845)
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Equities	$191	$259
Fixed Income
Taxable Fixed Income	60	85
Municipal Capital Markets	69	97
Fixed Income-Other	6	9
Descap Securities	30	36
Total Fixed Income	165	227
Other	852	309
Total	$1,208	$795

For presentation purposes, net revenue within each of the businesses is classified as sales and trading, investment banking, investment gains (losses), or net interest/other.  Sales and trading net revenue includes commissions and principal transactions.  Investment banking includes revenue related to underwritings and other investment banking transactions.  Investment gains (losses) reflects gains and losses on the Company’s investment portfolio.  Net interest/other includes interest income, interest expense, fees and other revenue.  Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

The following table reflects revenues for the Company’s major products and services:

	Three Months Ended March 31
(In thousands of dollars)	2006	2005
Capital Markets (Fixed Income & Equities)
Net revenue
Institutional Sales & Trading
Equities	$11,119	$10,853
Fixed Income	11,859	10,989
Total Institutional Sales & Trading	22,978	21,842
Investment Banking
Equities	8,173	3,130
Fixed Income	3,508	5,424
Total Investment Banking	11,681	8,554
Net Interest Income/Other	(497)	799
Total Net Revenues	$34,162	$31,195

The Company’s segments financial policies are the same as those described in the “Summary of Significant Accounting Policies” note in the Company’s Annual Report on Form 10-K December 31, 2005.  Asset information by segment is not reported since the Company does not produce such information.  All assets are located in the United States of America.  The Company also has an office in London, England, but the amount of assets held there are minimal.

20.	Discontinued Operations

In February 2005, the Company sold its asset management operations, other than its institutional convertible arbitrage group, and, in 2000 sold its Private Client Group.  The Company continues to report the receipt and settlement of pending contractual obligations related to both transactions as discontinued operations.

Amounts reflected in the unaudited Condensed Consolidated Statement of Operations are presented in the following table:

	Three Months Ended March 31
(In thousands of dollars)	2006	2005
Net revenues:
Asset management operations	$-	$179
Private Client Group	-	50
Total net revenues	-	229
Expenses:
Asset management operations	-	454
Private Client Group	165	44
Total expenses	165	498
Income (loss) before income taxes	(165)	(269)
Income tax benefit	-	(113)
Loss from discontinued operations, net of taxes	$(165)	$(156)

The revenue and expenses of the Asset Management operations for the March 2005 period presented above reflect the activity of that operation through February 2005 when it was sold. The revenues and expenses of the Private Client Group for the periods presented above relate primarily to adjustments to impairment accruals for office space based upon subsequent utilization of the space by others in the Company and the resolution of certain legal matters, all of which related to the operations prior to its disposal.

21.	Subsequent Events

The Company was a tenant under a sublease dated April 6, 2005, for space located at 1301 Avenue of the Americas, New York, New York ("Premises"). On April 28, 2006, the Company entered into transactions with various parties under which the Company surrendered the Premises and was released from future liability. As a result of the transactions, the Company was released from further liability for rent and other tenant expenses relating to the Premises, was reimbursed approximately $5.0 million for construction costs and cancelled approximately $1.9 million of letters of credit it had issued as security. As a result of these transactions, the Company estimates that it will incur an expense of approximately $0.2 million in the quarter ended June 30, 2006.

On May 2, 2006, the Company announced it will be closing its taxable fixed-income corporate bond department. As a result, the Company estimates that it will incur an expense of approximately $1.7 million and report the results of this business segment as discontinued operation in the quarter ending June 30, 2006.

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Business Environment

NYSE daily trading volume was up 23.3 percent while the NASDAQ composite daily trading volume fell 7.8 percent.  Public offering activity showed strong improvement over year ago levels with public follow-on activity up 24.6 percent in terms of dollar volume while the number of transactions increased 29.7 percent.  Initial public offering transactions were up 12.5 percent year-over-year and dollar volume increased 93.1 percent compared to the first quarter of 2005.   (Source: Factset and Commscan)

In the fixed income markets, increasing short-term rates, coupled with a flattening yield curve have negatively impacted secondary market activity across in the both the corporate and asset backed products.  In addition, price transparency in the secondary corporate bond market and price and coupon compression in the mortgage-backed market continue to negatively impact spreads.

Financial Overview

Three Months Ended March 31, 2006

For the quarter ended March 31, 2006, net revenues from continuing operations were $28.2 million, compared to $28.6 million for the first quarter of 2005. Excluding investment gains and losses, net revenues from continuing operations were $34.3 million, up 5.8 percent compared to the first quarter of 2005.  For the first quarter of 2006, the Company reported a loss from continuing operations before income taxes of $12.5 million compared to a loss of $11.8 million for the first quarter of 2005. The Company reported a net loss of $12.2 million, or $0.79 per diluted share, for the first quarter of 2006, compared to a net loss of $6.9 million, or $0.52 per diluted share, for the first quarter of 2005.

	Three Months Ended
	March 31
(In thousands of dollars)	2006	2005
Revenues:
Commissions	$3,598	$4,587
Principal transactions	19,770	17,625
Investment banking	11,513	8,462
Investment gains (losses)	(6,143)	(3,798)
Interest	3,100	3,385
Fees and other	619	736
Total revenues	32,457	30,997
Interest expense	4,305	2,385
Net revenues	28,152	28,612
Expenses (excluding interest):
Compensation and benefits	29,036	28,945
Clearing, settlement and brokerage costs	1,748	1,734
Communications and data processing	3,348	3,659
Occupancy and depreciation	3,100	2,732
Selling	1,539	1,733
Other	1,861	1,654
Total expenses (excluding interest)	40,632	40,457
Income (loss) before income taxes	(12,480)	(11,845)
Income tax (benefit) expense	-	(5,106)
Income (loss) from continuing operations	(12,480)	(6,739)
Income (loss) from discontinued operations, (net of taxes $0 in 2006, $(113) in 2005)	(165)	(156)
Income (loss) before cumulative effect of change in accounting principles	(12,645)	(6,895)
Cumulative effect of accounting change, (net of taxes $0 in 2006)	427	-
Net income (loss)	$(12,218)	$(6,895)

Net interest income:
Interest income	$3,100	$3,385
Interest expense	4,305	2,385
Net interest income/(loss)	$(1,205)	$1,000

Net Revenue

Net revenue fell $0.5 million, or 1.6 percent, in the first quarter 2006 to $28.2 million.  Excluding the investment loss related to the Company’s investment portfolio, net revenue increased 5.8 percent.  Strong revenue growth in Equities was offset by net revenue declines in both Fixed Income investment banking, and taxable fixed income corporate bonds.  A decrease in equity listed commission revenue resulted in a 21.6 percent decrease in commission revenue. Principal transaction revenue was up 12.2 percent compared to the first quarter 2005 as a result of an increase in both NASDAQ and Municipal sales and trading customer activity.  Fees and other revenue decreased 15.9 percent primarily as a result of a decline in fee revenue in the convertible arbitrage group.  Net interest income of a negative $1.2 million represented a 220.5 percent decrease compared to the first quarter of 2005. Rising short-term inventory financing rates and $0.9 million in costs associated with refinancing the Company’s senior debt negatively impacted net interest income.

Non-Interest Expense

Non-interest expense increased $0.2 million, or 0.4 percent, to $40.6 million in the first quarter 2006.

Compensation and benefits expense increased $0.1 million or 0.3 percent to $29.0 million.  An increase in incentive compensation expense of $1.9 million primarily as a result of higher net revenues in equities and retention compensation of $1.5 million were offset by decreases in sales related compensation of $1.4 million as a result of lower principal transactions in the taxable fixed income corporate bond group, restricted stock amortization of $0.6 million and salary expense of $1.4 million.  The decline in salary expense was the result of a 16 percent decline in headcount.

Clearing, settlement, and brokerage costs of $1.7 million represented an increase of 0.8 percent compared to the prior year.  An increase in electronic communications network (“ECN”) expense in Equities drove the variance.

Communications and data processing costs decreased $0.3 million or 8.5 percent.  A $0.1 million decrease in data processing expense and a $0.2 million decrease in market data services expense drove the variance.  Data processing expense was down due to lower trading volumes in Equities and Fixed Income corporate bonds. A decrease in trading communications costs in Equities accounted for the decrease in market data services.

Occupancy and depreciation expense increased 13.4 percent or $0.4 million.  Costs associated with offices in New York City and the closing of the Greenwich, CT office accounted for $0.7 million of the increase, which were offset by other decreases.

Selling expense was down 11.2 percent, or $0.2 million, in the first quarter 2006 as a result of a decrease in travel and entertainment expense and dues, fees and assessment costs.

Other expense increased $0.2 million, or 12.5 percent, in the first quarter 2006.  The increase was driven by $0.1 million increase in miscellaneous expenses and a $0.1 million loss on the sale of assets as a result of the Company’s decision to close its Greenwich CT office.

The Company did not recognize any income tax benefit in the first quarter of 2006 due to the valuation allowance recorded related to the Company’s deferred tax asset.  The valuation allowance was recorded as a result of uncertainties as to the realization of the deferred tax asset and after weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past two years and the difficulty of forecasting future taxable income.  Income tax benefit for the 2005 first quarter was $5.1 million.  Refer to the “Income Tax” note of the unaudited Consolidated Financial Statements for more detail.

Product Highlights

For presentation purposes, net revenue within each of the businesses is classified as sales and trading, investment banking, investment gains (losses), or net interest / other.  Sales and trading net revenue includes commissions and principal transactions.  Investment banking includes revenue related to underwritings and other investment banking transactions.  Investment gains (losses) reflects gains and losses on the Company’s investment portfolio.  Net interest/other includes interest income, interest expense, fees and other revenue.   Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

Equities	Three Months Ended March 31,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Sales and Trading	$11,119	$10,853	2.5%
Investment Banking	8,173	3,130	161.1%
Net Interest / Other	(8)	27	-129.6%
Total Net Revenue	$19,284	$14,010	37.6%

Pre-Tax Contribution	$2,079	$(1,923)	208.1%

Q1 2006 vs. Q1 2005

Net revenues in Equities increased $5.3 million, or 37.6 percent, to $19.3 million in the first quarter 2006. In the first quarter 2006 Equities represented 56.2 percent of consolidated net revenue excluding the impact of investment losses, compared to 43.2 percent in the same period 2005. In Equity Sales and Trading, NASDAQ net revenue was up 13.7 percent to $8.0 million.  The increase was driven by a nine percent increase in customer activity along with lower trading losses related to market making activities.  Listed net revenue of $3.1 million was down 18.4 percent relative to the same period in 2005 primarily as a result of a decline in customer volume.  Investment Banking net revenues increased 161.1 percent versus the same period in the prior year.  Public offering related revenue was up $0.4 million to $3.4 million and advisory and private placement revenue increased $3.6 million to $4.3 million.  In terms of volume, Investment Banking completed eleven transactions in the first quarter 2006 compared to seven in the first quarter of 2005.  Profitability was favorably impacted by an increase in net revenues, an improvement in compensation margins and a reduction in non-compensation expenses of 2.3 percent.

Fixed Income	Three Months Ended March 31,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Sales and Trading	$11,859	$10,989	7.9%
Investment Banking	3,508	5,424	-35.3%
Net Interest / Other	(489)	772	-163.3%
Total Net Revenue	$14,878	$17,185	-13.4%

Pre-Tax Contribution	$(1)	$477	-100.2%

Q1 2006 vs. Q1 2005

Fixed Income net revenue declined 13.4 percent in the first quarter of 2006.  Fixed Income Investment Banking net revenue of $3.5 million represented a 35.3 percent decrease compared to the same period in the prior year.  Contributing to the decline in Fixed Income Investment Banking, Public Finance net revenue was down as a result of a decline in underwriting activity.  Underwriting related revenue was down $1.1 million or 31.3 percent and public finance advisory fees were down $0.2 million or 32.6 percent when compared to the first quarter of 2005.  Fixed Income sales and trading revenue was up 7.9 percent or $0.9 million compared to the same period in the prior year primarily due to continuing strength in the municipal sales and trading group.  Increases in net revenue from municipal sales and trading of $2.6 million and Fixed Income Middle Markets of $0.8 million were mitigated by a decline in net revenue from mortgage backed securities / asset backed securities of $1.1 million and continued deterioration in corporate bond net revenue of $1.7 million.  The margin impact from the decline in net revenues was offset to some extent by a decrease in compensation expense due to lower net revenues and a decrease in non-compensation expense of 5.7 percent.

After substantial review of the significant capital and investment of personnel that would be necessary to maintain and develop the business, the Company recently determined that it would be in the best interests of the Company and the shareholders to exit the Taxable Fixed Income corporate bond business in the second quarter of 2006.  Excluding the Taxable Fixed Income Group, which will be reflected in Discontinued Operations beginning in the second quarter of 2006, Fixed Income net revenue was $12.3 million, or unchanged versus the year-ago period, and pre-tax contribution declined $0.9 million to $0.3 million.  The decline in pre-tax contribution was the result of a decline in profitability at Descap.

Other	Three Months Ended March 31,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Investment Gains / (Losses)	$(6,143)	$(3,798)	-61.7%
Net Interest / Other	133	1,215	-89.1%
Total Net Revenue	$(6,010)	$(2,583)	-132.7%

Pre-Tax Contribution	$(14,558)	$(10,399)	-40.0%

Q1 2006 vs. Q1 2005

Net revenue was down $3.4 million compared to the first quarter of 2005 as a result of a $2.3 million decrease in investment gains and losses related to the Company’s investment portfolio.  Net Interest/Other were down due to a $0.9 million charge related to refinancing the Company’s senior debt.  Profitability was negatively impacted primarily by the decrease in net revenues, a $1.5 million increase in compensation expense due to the retention compensation program and a $0.7 million increase in non-compensation expense due to the consolidation of the Greenwich CT and New York City Offices.  Excluding the retention compensation program and office consolidation, compensation expense and non-compensation expense for Other would have decreased 22.2 percent and 10.6 percent respectively.

Liquidity and Capital Resources

A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, are liquid, consisting of cash and assets readily convertible into cash.  These assets are financed primarily by the Company's payables to brokers, dealers and clearing agencies, bank lines of credit and customer payables.  The level of assets and liabilities will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions.  The Company anticipates that it will be able to finance its operations and commitments through available lines of credit, the sale of investments, additional financing that may be available by using investments as collateral as well as $5.0 million received as a result of a recent transaction which will be used to retire notes payable maturing in June 2006 (see “Subsequent Events” note to the unaudited Consolidated Financial Statements).

Short-term Bank Loans and Notes Payable

Short-term bank loans are made under a variety of bank lines of credit totaling $250 million of which approximately $181 million is outstanding at March 31, 2006.  These bank lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligation exist and are repayable on demand.  These loans are collateralized by eligible securities, including Company-owned securities, subject to certain regulatory formulas.  At March 31, 2006, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned and receivables from brokers, dealers and clearing agencies, of $209.2 million.

The Company’s notes payable include a $15.0 million Term Loan to finance the acquisition of Descap Securities, Inc.  Interest rate is 2.4 % over the 30-day London InterBank Offered Rate (“LIBOR”) (4.83% at March 31, 2006).  Interest only was payable for first six months, and thereafter monthly payments of $238 thousand in principal and interest over the life of loan which matures on May 14, 2011.  The Term Loan agreement contains various covenants, as defined in the agreement.  During 2005, the Company was not in compliance with certain covenants.  The lender modified the covenants and agreed to increase the maximum allowable modified total funded indebtedness to EBITDAR ratio from 1.75 to 2.00 through March 31, 2006.  Thereafter the modified debt requirement will not exceed 1.75 to 1 (for the twelve month period ending March 31, 2006, modified total funded debt to EBITDAR ratio was 1.44 to 1). The financial covenants require operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending March 31, 2006, the operating cash flow to total fixed charge ratio 1.43 to 1).  EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments as defined in the modified term loan agreement. The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenant.

Notes payable include a $4.9 million Term Loan with a current interest rate of 3.25% over the 30-day London Interbank Offered Rate (“LIBOR”) (4.83% at March 31, 2006).  The interest rate may fluctuate based upon the Borrower’s leverage ratio.  Interest only is payable for the first four months; thereafter monthly payments of principal and interest are payable over the life of the loan, which originally matured on April 30, 2011, but has been modified to mature on June 15, 2006.  The term loan agreement contains various covenants consistent with the Company’s $15.0 million Term Loan.  One additional covenant limits the Company’s ability to incur additional indebtedness in excess of $5 million in each calendar year.  This limitation does not apply to short-term bank loans collateralized by Company-owned securities, refinancing of existing debt and certain other indebtedness.

Notes payable include an $11 million Term Loan which was entered into in March 2006 for the purpose of repaying Senior Notes.  The Company borrowed $8.7 million under the Term Loan, which is payable on June 15, 2006.  Interest is 1% over the prime rate (7.75% at March 31, 2006) and is payable monthly.  The term loan contains various covenants consistent with the Company’s $15.0 Term Loan.  Upon expiration of a lock-up agreement to which we are a party (refer to “Investments” note in the unaudited Consolidated Financial Statements), the $11 million Term Loan, $4.9 million Term Loan and the $15.0 Term Loan will be collateralized by shares of iRobot Corporation common stock owned by the Company.  If the daily market value of the iRobot common stock decreases to a level that causes the outstanding loan amount of the $11 million Term Loan to exceed 30% of the collateral value, the Company must pledge additional collateral, either in cash or other specified securities.

Notes payable includes a note for $0.2 million, which is payable $37,096 per month through September 2006.  The interest rate on this loan is 6.15% per annum.

Principal payments for all notes are due as follows:

(In thousands of dollars)
2006	$16,059
2007	2,857
2008	2,857
2009	2,857
2010	2,857
2011	1,239
Total principal payments remaining	$28,726

Regulatory

As of March 31, 2006, First Albany Capital Inc. and Descap Securities, Inc., both registered broker-dealer subsidiaries of First Albany Companies Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of March 31, 2006, First Albany Capital Inc. had net capital of $16.7 million, which exceeded minimum net capital requirements by $15.7 million, while Descap Securities, Inc. had net capital of $4.4 million, which exceeded minimum net capital requirements by $4.3 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business and may also purchase and sell securities on a when-issued basis. As of March 31, 2006, the Company had no outstanding underwriting commitments, and had purchased $2.0 million and sold $1.0 million securities on a when-issued basis.

Investments and Commitments

In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP (“Ardent”), an investment fund in which the Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of March 31, 2006 the value of the Company’s investment in Ardent is $0.2 million and is classified as securities owned on the unaudited Condensed Consolidated Statement of Financial Condition.

Publicly held investments include approximately 1.1 million shares of iRobot (“IRBT”) worth approximately $31 million.  For the three months ended March 31, 2006, the Company sold its remaining 1,116,040 shares of Mechanical Technology Incorporated (“MKTY”).  Net proceeds from this sale were approximately $3.3 million.

As of March 31, 2006, the Company had a commitment to invest up to $6.7 million in FA Technology Ventures, LP (the “Partnership”). This commitment extends initially to the end of the Partnership’s Commitment Period, which expires in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of March 31, 2006, the Company had an additional commitment to invest up to $0.4 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). This commitment extends initially to the end of the Partnership’s Commitment Period, which expires in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.  EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.  The EIF are managed by FAC Management Corp., a wholly owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $2.1 million at March 31, 2006, and were collateralized by Company securities with a market value of $2.3 million.  Letters of credit in the amount of $1.9 million were cancelled on April 28, 2006

Retention

First Albany Capital Inc. has committed to entering into retention agreements with certain of its employees in an amount aggregating $6.7 million.  These amounts are payable to the extent the employee continues to work for the First Albany Capital Inc., subject to certain exceptions as defined.  These retention amounts will be paid in July 2006.

Tax Valuation Allowance

At March 31, 2006, the Company had a valuation allowance of $13.1 million compared to $9.2 million at December 31, 2005. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past two years and the difficulty of forecasting future taxable income.  The Company does not anticipate that the payment of future taxes will have a significant negative impact on its liquidity and capital resources.

Contingent Consideration

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap, a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2005 through May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.  Based upon Descap’s Pre-Tax Net Income from June 1, 2005 through March 31, 2006, $42 thousand of contingent consideration would be payable to the Sellers.  The contingent consideration will not be accrued in the Company’s financial statement until the contingency is resolved and the consideration is distributable.

CONTRACTUAL OBLIGATIONS

First Albany Companies Inc. has obligations and commitments to make future payments in connection with our debt, leases, compensation and retention programs and investments. See Notes to unaudited Condensed Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	2006	2007	2008	2009	2010	Thereafter	Total
Short-term bank loans	$180,740	$-	$-	$-	$-	$-	$180,740
Long term debt (1)	16,059	2,857	2,857	2,857	2,857	1,239	28,726
Purchase obligations	-	-	-	-	-	-	-
Capital lease obligations (including interest)	1,551	1,731	1,124	807	581	232	6,026
Operating leases (net of sublease rental income)(2)	4,781	6,258	5,723	3,216	2,782	10,415	33,175
Guaranteed compensation payments (3)	11,317	5,290	740	698	-	-	18,045
Partnership and employee investment funds commitments (4)	7,100	-	-	-	-	-	7,100
Subordinated debt	1,288	1,462	1,299	465	287	910	5,711
Total	$222,836	$17,598	$11,743	$8,043	$6,507	$12,796	$279,523

(1)

The Company has several notes payable which have principal payments associated with each.  See Notes to the unaudited Condensed Consolidated Financial Statements.

(2)

The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2014.  See Notes to the unaudited Condensed Consolidated Financial Statements.

(3)

Guaranteed compensation payments include the Company’s commitment related to the $6.7 million in retention agreements along with various other compensation arrangements.

(4)

The Company has a commitment to invest in FA Technology Ventures LP (the “Partnership”) and an additional commitment to invest in funds that invest in parallel with the Partnership.  See Notes to the unaudited Condensed Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

Effective January 1, 2006, the Company adopted FAS 123(R).  In adopting FAS 123(R), the Company applied the modified prospective application transition method. Under the modified prospective application method, prior period financial statements are not adjusted. Instead, the Company will apply FAS 123(R) for new awards granted after December 31, 2005, any portion of awards that were granted after January 1, 1995 and have not vested by January 1, 2006 and any outstanding liability awards. The impact of applying the nominal vesting period approach for awards with vesting upon retirement eligibility and the non-substantive approach was immaterial.  Upon adoption of FAS 123(R) on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred.  The estimated forfeiture rate for 2006 and 2005 was 25%.

For options granted prior to December 31, 2002, the compensation expense was not required to be recognized in the consolidated financial statements. Effective January 1, 2003, the Company adopted FAS 123, using the prospective method of transition described in FAS 148. Under the fair value recognition provisions of FAS 123 and FAS 148, stock based compensation cost was measured at the grant date based on the award and was recognized as expense over the vesting period for awards granted after December 31, 2002.

For the three month period ended March 31, 2006, total compensation expense for share based payment arrangements was $1.9 million and the related tax benefit was $0. There were no significant modifications or plan design changes made during the three month period ended March 31, 2006. At March 31, 2006, the total compensation expense related to non-vested awards not yet recognized is $11.3 million, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

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

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date.  The amounts shown are net of long and short positions:

(In thousands of dollars)	2006	2007	2008	2009	2010	2011	Thereafter	Total
Fair value of securities
Corporate bonds	$711	$2,119	$3,339	$1,362	$374	$2,113	$29,924	$39,942
State and municipal bonds	10	9,914	9,383	3,169	6,147	2,043	98,907	129,573
US Government and federal agency obligations	7	(483)	(14,598)	(352)	1,514	(1,524)	14,990	(446)
Subtotal	728	11,550	(1,876)	4,179	8,035	2,632	143,821	169,069
Equity securities	14,783	-	-	-	-	-	-	14,783
Investments	41,154	-	-	-	-	-	-	41,154
Fair value of securities	$56,665	$11,550	$(1,876)	$4,179	$8,035	$2,632	$143,821	$225,006

Following is a discussion of the Company's primary market risk exposures as of March 31, 2006, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at March 31, 2006 was $130.5 million and $183.0 million at December 31, 2005 (net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.  At March 31, 2006, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $5.7 million and at year-end 2005 was $6.8 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $14.8 million in securities owned at March 31, 2006 and $11.6 million in securities owned at December 31, 2005, and have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, and amounts to $1.5 million at March 31, 2006 and $1.2 million at year-end 2005.  The Company's investment portfolio, excluding the consolidation of Employee Investment Fund (see “Investments” note to the unaudited Consolidated Financial Statements), at March 31, 2006 and December 31, 2005, had a fair market value of $41.2 million and $49.9 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations, and amounts to $4.1 million at March 31, 2006 and $5.0 million at December 31, 2005.  The actual risks and results of such adverse effects may differ substantially.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Form 10Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the March 31, 2006 quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the termination of Arthur Murphy’s employment by First Albany Capital as Executive Managing Director, Mr. Murphy filed an arbitration claim against First Albany Capital, Alan Goldberg, President and Chief Executive Officer, and George McNamee, Chairman of First Albany Companies Inc. with the National Association of Securities Dealers on June 24, 2005.  Mr. Murphy is a director of the Company.  The claim alleges damages in the amount of $8 million based on his assertions that he was fraudulently induced to remain in the employ of First Albany Capital.  A hearing in the matter is scheduled to commence during the second quarter of 2006.  The Company believes the claim lacks merit and intends to vigorously defend against such claim.

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

Item 6. Exhibits

(a)   Exhibits

Item Number	Item

10.40 10.41 10.42

Agreement dated April 28, 2006 between First Albany Companies Inc. and Lehman Brothers Holdings Inc. (filed as exhibit herewith)

Surrender of Sublease Agreement dated April 28, 2006 between First Albany Companies Inc. and Deutsche Bank AG. (filed as exhibit herewith)

Form of Restricted Stock Agreement pursuant to First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed herewith)

31.1 31.2 32

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, furnished herewith

Rule 13-a-14(a)/15d-14(a) Certification of Chief Financial Officer, furnished herewith

Section 1350 Certifications, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.

(Registrant)

Date:	May 10, 2006	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer

Date:	May 10, 2006	/S/PAUL W. KUTEY
Paul W. Kutey
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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date:	May 10, 2006	/S/ALAN P. GOLDBERG
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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date:	May 10, 2006	/S/PAUL W. KUTEY
Paul W. Kutey
Chief Financial Officer

(Exhibit 32)

Certification

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Each of the undersigned officers of First Albany Companies Inc., a New York corporation (the “Company”), does hereby certify to such officer’s knowledge that:

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	May 10, 2006	/S/ALAN P. GOLDBERG
Alan P. Goldberg
Chief Executive Officer
Date:	May 10, 2006	/S/PAUL W. KUTEY
Paul W. Kutey
Chief Financial Officer