Form 10-Q
period 2006-06-30
FIRST ALBANY COMPANIES INC
filed 2006-08-04
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 [ X ]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

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

16,520,609 shares of Common Stock were outstanding as of the close of business on July 31, 2006

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Page

Part I

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Statements of Financial

Condition at June 30, 2006 (unaudited)

and December 31, 2005

3

Condensed Consolidated Statements of Operations

for the Three Months and Six Months Ended

June 30, 2006 and June 30, 2005 (unaudited)

4

Condensed Consolidated Statements of Cash Flows

for the Six Months Ended June 30, 2006

and June 30, 2005 (unaudited)

5

Notes to Condensed Consolidated Financial Statements (unaudited)

7-22

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

23-35

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

36-37

Item 4.

Controls and Procedures

38

Part II

Other Information

Item 1.

Legal Proceedings

39

Item 4.

Submission of matters to a vote of security holders

40

Item 6.

Exhibits

41

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

Item 1.  Financial Statements

(In thousands of dollars)	June 30	December 31
As of	2006	2005
Assets
Cash	$4,497	$1,926
Cash and securities segregated for regulatory purposes	5,800	7,100
Securities purchased under agreement to resell	22,335	27,824
Receivables from:
Brokers, dealers and clearing agencies	11,554	36,221
Customers	2,440	5,346
Others	9,721	7,015
Securities owned	279,663	265,794
Investments	38,331	52,497
Office equipment and leasehold improvements, net	5,343	10,304
Intangible assets	26,949	25,990
Other assets	3,612	3,524
Total assets	$410,245	$443,541
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$152,950	$150,075
Payables to:
Brokers, dealers and clearing agencies	41,531	50,595
Customers	4,079	3,263
Others	11,428	14,099
Securities sold, but not yet purchased	61,170	52,445
Accounts payable	3,575	6,696
Accrued compensation	30,482	25,414
Accrued expenses	8,671	8,960
Notes payable	14,204	30,027
Obligations under capitalized leases	4,855	5,564
Total liabilities	332,945	347,138
Commitments and Contingencies
Temporary capital	104	3,374
Subordinated debt	4,424	5,307
Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 500,000 shares; none issued
Common stock; $.01 par value; authorized 50,000,000 shares; issued 17,607,827 and 17,129,649 respectively	176	171
Additional paid-in capital	148,123	158,470
Unearned compensation	-	(13,882)
Deferred compensation	2,596	3,448
Accumulated deficit	(75,017)	(56,624)
Treasury stock, at cost (1,065,418 shares and 808,820 shares respectively)	(3,106)	(3,861)
Total Stockholders’ Equity	72,772	87,722
Total Liabilities and Stockholders’ Equity	$410,245	$443,541

The accompanying notes are an integral part

of these consolidated financial statements

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars except for per share amounts and shares outstanding)	2006	2005	2006	2005
Revenues:
Commissions	$3,323	$4,614	$6,920	$9,185
Principal transactions	17,967	17,774	35,333	30,938
Investment banking	18,340	9,770	29,704	17,976
Investment gains (losses)	1,196	(2,847)	(4,947)	(6,645)
Interest	3,578	4,186	6,620	7,446
Fees and other	870	2,181	1,488	2,917
Total revenues	45,274	35,678	75,118	61,817
Interest expense	4,219	3,138	8,517	5,517
Net revenues	41,055	32,540	66,601	56,300
Expenses (excluding interest):
Compensation and benefits	33,943	24,743	60,807	49,126
Clearing, settlement and brokerage costs	1,778	3,019	3,486	4,692
Communications and data processing	3,044	3,163	6,023	6,355
Occupancy and depreciation	2,333	2,665	5,199	5,111
Selling	1,290	1,565	2,744	3,102
Other	2,601	1,497	4,438	3,122
Total expenses (excluding interest)	44,989	36,652	82,697	71,508
Income (loss) before income taxes	(3,934)	(4,112)	(16,096)	(15,208)
Income tax (benefit) expense	-	(1,800)	-	(6,604)
Income (loss) from continuing operations	(3,934)	(2,312)	(16,096)	(8,604)
Income (loss) from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(2,240)	(1,042)	(2,723)	(1,646)
Income (loss) before cumulative effect of change in accounting principle	(6,174)	(3,354)	(18,819)	(10,250)
Cumulative effect of accounting change, (net of taxes $0 in 2006) (see “Benefit Plans” note)	-	-	427	-
Net loss	$(6,174)	$(3,354)	$(18,392)	$(10,250)

Per share data:
Basic earnings:
Continued operations	$(0.26)	$(0.17)	$(1.05)	$(0.64)
Discontinued operations	(0.14)	(0.07)	(0.18)	(0.12)
Cumulative effect of accounting change	-	-	0.03	-
Net loss	$(0.40)	$(0.24)	$(1.20)	$(0.76)
Diluted earnings:
Continued operations	$(0.26)	$(0.17)	$(1.05)	$(0.64)
Discontinued operations	(0.14)	(0.07)	(0.18)	(0.12)
Cumulative effect of accounting change	-	-	0.03	-
Net loss	$(0.40)	$(0.24)	$(1.20)	$(0.76)
Weighted average common and common equivalent shares outstanding:
Basic	15,402,424	13,869,064	15,390,043	13,562,878
Dilutive	15,402,424	13,869,064	15,390,043	13,562,878

The accompanying notes are an integral part

of these consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2006	2005
Cash flows from operating activities:
Net loss	$(18,392)	$(10,250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,261	1,498
Amortization of warrants	498	100
Deferred compensation	186	(206)
Deferred income taxes	-	(7,335)
Unrealized investment (gains)/loss	15,129	9,165
Realized (gains) losses on sale of investments	(10,182)	(2,520)
(Gain) loss on sale of fixed assets, including termination of office lease	(20)	4
Services provided in exchange for common stock	3,536	5,350
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	1,300	(8,300)
Securities purchased under agreement to resell	5,489	(13,861)
Securities owned, net	(5,144)	(27,156)
Other assets	(88)	436
Net payables to brokers, dealers and clearing agencies	15,603	51,351
Net payable to customers	3,722	6,765
Net payables to others	(2,936)	254
Accounts payable and accrued expenses	1,744	(24,939)
Net cash provided by (used in) operating activities	11,706	(19,644)
Cash flows from investing activities:
Acquisition of Descap Securities (see “Temporary Capital” note)	(3,270)	-
Purchases of office equipment and leasehold improvements	(2,409)	(411)
Sale of office equipment and leasehold improvements	5,051	-
Purchase of Noddings	-	(125)
Purchases of investments	(2,174)	(982)
Proceeds from sale of investments	12,752	7,575
Net cash provided by (used in) investing activities	9,950	6,057
Cash flows from financing activities:
Proceeds (payments) of short-term bank loans, net	2,875	9,275
Proceeds of notes payable	9,025	306
Payments of notes payable	(25,346)	(4,595)
Payments of obligations under capitalized leases	(906)	(713)
Proceeds from obligations under capitalized leases	-	219
Proceeds from subordinated debt	159	1,612
Payments on subordinated debt	(1,288)	-
Proceeds from issuance of common stock under stock option plans	55	265
Payments for purchases of treasury stock	(334)	(186)
Net (decrease) increase in drafts payable	(3,325)	8,876
Dividends paid	-	(833)
Net cash provided by (used in) financing activities	(19,085)	14,226
Increase (decrease) in cash	2,571	639
Cash at beginning of the period	1,926	1,285
Cash at the end of the period	$4,497	$1,924

Non-Cash Investing and Financing Activities

In the first six months of 2006 and 2005, the Company entered into capital leases for office equipment and leasehold improvements for approximately $0.2 million and $1.9 million, respectively.

In the first six months of 2006 and 2005, the Company acquired $0.2 million and $1.1 million, respectively, in office equipment and leasehold improvements where the obligation related to this acquisition is included in accounts payable.

During the first six months of 2006 and 2005, Intangible assets increased $1.0 million and $2.2 million, respectively, due to additional consideration payable at June 30, 2006 and June 30, 2005 to the Sellers of Descap Securities, Inc.  Up to 75% of this payable may be satisfied with the Company’s stock.

During the first six months of 2006, the Company converted $0.2 million compensation to subordinated debt.

The accompanying notes are an integral part

of these consolidated financial statements.

FIRST ALBANY COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary for a fair statement of results for such periods.  The results for any interim period are not necessarily indicative of those for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2005.

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

Basic earnings per share are computed based upon weighted-average shares outstanding.  Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period.  The weighted-average shares outstanding were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Weighted average shares for basic earnings per share Effect of dilutive common equivalent shares	15,402,424 -	13,869,064 -	15,390,043 -	13,562,878 -
Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	15,402,424	13,869,064	15,390,043	13,562,878

For the three months and six months ended June 30, 2006, the Company excluded approximately 0.4 million and 0.3 million common stock equivalents, respectively, in its computation of dilutive earnings per share because they were anti-dilutive.  Also, for the three months and six months ended June 30, 2005, the Company excluded approximately 1.0 million and 0.9 million common stock equivalents, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. In addition, at June 30, 2006, approximately 2.0 million shares of restricted stock awards (see “Benefit Plans” note) which are included in shares outstanding are not included in the basic earnings per share computation because they are not vested as of June 30, 2006.

4.	Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following:

(In thousands of dollars)	June 30 2006	December 31 2005
Adjustment to record securities owned on a trade date basis, net	$-	$23,190
Securities borrowed	13	179
Securities failed-to-deliver	1,058	4,086
Commissions receivable	5,235	2,928
Receivable from clearing organizations	5,248	4,501
Good faith deposits	-	1,337
Total receivables	$11,554	$36,221
Adjustment to record securities owned on a trade date basis, net	$9,348	$-
Payable to clearing organizations	29,330	45,959
Securities failed-to-receive	2,853	4,636
Total payables	$41,531	$50,595

Proprietary securities transactions are recorded on trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the unaudited Condensed Consolidated Statement of Financial Condition.

5.	Receivables from and Payables to Customers

At June 30, 2006, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional clients.

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this indemnification.  At June 30, 2006, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

6.	Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at:

	June 30, 2006		December 31, 2005
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$77,563	$60,961	$84,983	$50,729
State and municipal bonds	149,417	26	124,388	128
Corporate obligations	39,844	109	41,954	760
Corporate stocks	11,228	27	11,542	828
Options	125	47	-	-
Not Readily Marketable Securities
Securities with no publicly quoted market	1,274	-	909	-
Securities subject to restrictions	212	-	2,018	-
Total	$279,663	$61,170	$265,794	$52,445

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

7.	Intangible Assets

(In thousands of dollars)	June 30 2006	December 31 2005
Intangible assets
Customer related (amortizable):
Descap Securities, Inc. - Acquisition	$641	$641
Institutional convertible bond arbitrage group - Acquisition	1,017	1,017
Accumulated amortization	(472)	(395)
	1,186	1,263
Goodwill (unamortizable):
Descap Securities, Inc. - Acquisition	24,799	23,763
Institutional convertible bond arbitrage group - Acquisition	964	964
	25,763	24,727
Total Intangible Assets	$26,949	$25,990

The carrying amount of goodwill for Descap Securities, Inc. - Acquisition increased by $1.0 million for the six months ended June 30, 2006, related primarily to additional consideration pursuant to the acquisition agreement (see “Commitments and Contingencies” note).

Customer related intangible assets are being amortized over 10 to 12 years.  Future amortization expense is estimated as follows:

Estimated Amortization Expense (year ended December 31)
2006 - remainder	$78
2007	155
2008	155
2009	155
2010	155
2011	155
Thereafter	333
Total	$1,186

8.	Investments

The Company’s investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below.

(In thousands of dollars)	June 30 2006	December 31 2005
Carrying Value
Public	$17,743	$40,375
Private	16,339	9,492
Consolidation of Employee Investment Funds, net of Company’s ownership interest	4,249	2,630
Total carrying value	$38,331	$52,497

Investment gains (losses) were comprised of the following:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars)	2006	2005	2006	2005
Public (net realized and unrealized gains and losses)	$(3,961)	$(2,407)	$(9,991)	$(7,073)
Private (net realized gains and losses)	7	-	90	(15)
Private (net unrealized gains and losses)	5,150	(440)	4,954	443
Investment gains (losses)	$1,196	$(2,847)	$(4,947)	$(6,645)

iRobot (“IRBT”) accounts for the majority of public investments owned by the Company.  As of June 30, 2006, the Company owned approximately 711,000 shares of IRBT worth approximately $17.7 million.  In the context of IRBT’s initial public offering (“IPO”), the Company and certain other stockholders of IRBT entered into a lock-up agreement with the managing underwriters of the IPO in which it agreed not to sell IRBT. The lock-up agreement expired during the quarter ended June 2006.  During the six months ended June 30, 2006, the Company sold 405,000 shares of IRBT for proceeds of approximately $9.4 million.  During the six months ended June 30, 2006, the Company sold its remaining 1,116,040 shares of Mechanical Technology Incorporated (“MKTY”) for proceeds of approximately $3.3 million.

Privately held investments include an investment of $14.0 million in FA Technology Ventures L.P. (the “Partnership”), which represented the Company’s maximum exposure to loss in the Partnership at June 30, 2006.  The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.  At June 30, 2006 total Partnership capital for all investors in the Partnership equaled $55.3 million.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these financial statements but has only recorded the value of its investment.  FA Technology Ventures Inc. (“FATV”), a wholly-owned subsidiary,  is the investment advisor for the Partnership.  Revenues derived from the management of this investment and the Employee Investment Fund for the six month period ended June 30, 2006 were $0.9 million in consolidation.  On May 23, 2006, FATV announced that one of the portfolio companies of the Partnership was expected to be acquired by Microsoft Corporation.  This acquisition closed in July 2006. For the six months ended June 30, 2006, the $5.0 million unrealized gain for private investments was driven both by the change in valuation of the Company’s interest in the Partnership due to this acquisition by Microsoft Corporation and to the increase in valuation for another private partnership held by the Company, which was also acquired by another firm which closed in July 2006.

The Company has consolidated its Employee Investment Funds (EIF). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company’s carrying value of this EIF is $0.8 million excluding the effects of consolidation.  The Company has loaned $1.2 million to the EIF and is also committed to loan an additional $0.3 million to the EIF. In July 2006, the EIF repaid $0.8 million of this loan to the Company.  The effect of consolidation was to increase Investments by $4.2 million, decrease Receivable from Others by $1.2 million and increased Payable to Others by $3.0 million.  The amounts in Payable to Others relates to the value of the EIF owned by employees.

9.	Payables to Others

Amounts payable to others consisted of the following at:

(In thousands of dollars)	June 30 2006	December 31 2005
Drafts payable	$6,638	$9,963
Payable to Employees for the Employee Investment Funds (see “Investments” footnote)	2,990	1,371
Others	1,800	2,765
Total	$11,428	$14,099

Drafts payable represent amounts drawn by the Company against bank and sight overdrafts under a sweep agreement with a bank.

10.	Notes Payable

The Company’s notes payable include a $14.1 million Term Loan to finance the 2004 acquisition of Descap Securities, Inc.  Interest rate is 2.4 % over the 30-day London InterBank Offered Rate (“LIBOR”) (5.33% at June 30, 2006).  Interest only was payable for first six months, and thereafter monthly payments of $238 thousand in principal and interest over the life of the loan which matures on May 14, 2011.  The $14.1 million Term Loan agreement contains various covenants, as defined in the agreement.  The financial covenants require the modified debt requirement (as defined) will not exceed 1.75 to 1 (for the twelve month period ending June 30, 2006, modified total funded debt to EBITDAR ratio was 0.86 to 1) and operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending June 30, 2006, the operating cash flow to total fixed charge ratio 1.36 to 1).  EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments as defined in the modified term loan agreement. The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenant.

In May 2006, principal payments of $4.9 million and $8.7 million were made to pay off the Company’s $4.9 million Term Loan and $11.0 million Term Loan, respectively, and an additional principal payment of $0.1 million was made on the Company’s $14.1 million Term Loan.

Notes payable include a note for $0.1 million, which is payable $37,096 per month through September 2006.  The interest rate on this loan is 6.15% per annum.

Principal payments for all notes are due as follows:

(In thousands of dollars)
2006	$1,537
2007	2,857
2008	2,857
2009	2,857
2010	2,857
2011	1,239
Total principal payments remaining	$14,204

11.	Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at June 30, 2006:

(In thousands of dollars)
2006 (remaining)	$1,023
2007	1,745
2008	1,138
2009	812
2010	581
2011	221
Thereafter	11
Total minimum lease payments	5,531
Less: amount representing interest	676
Present value of minimum lease payments	$4,855

12.	Commitments and Contingencies

Commitments:  As of June 30, 2006, the Company had a commitment to invest up to an additional $5.4 million in FA Technology Ventures, LP (the “Partnership”). This commitment extends initially to the end of the Partnership’s Commitment Period, which expires in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of June 30, 2006, the Company had an additional commitment to invest up to an additional $0.4 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). This commitment extends initially to the end of the Partnership’s Commitment Period, which expires in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow

Contingent Consideration:  On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities, Inc., a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2005 through May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.  Based upon Descap’s Pre-Tax Net Income from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at June 30, 2006.  Also, based upon Descap’s pre-tax net income from June 1, 2006 to June 30, 2006, no contingent consideration would be payable to the Sellers.

Retention:  First Albany Capital Inc. had entered into retention agreements with certain of its employees in an amount aggregating $6.8 million.  These amounts were payable to the extent the employee continues to work for First Albany Capital Inc., subject to certain exceptions as defined.  These retention amounts were paid in July 2006.

Leases:  The Company's headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options and escalation clauses, and which expire at various times through 2014. To the extent the Company is provided tenant improvement allowances funded by the lessor, they are amortized over the initial lease period and serve to reduce rent expense.  To the extent the Company is provided free rent periods, the Company recognizes the rent expense over the entire lease term on a straightline basis. In April 2006, the Company entered into a Surrender Agreement with its landlord related to a lease it had signed in 2005, for new office space in New York City.  The Company was a tenant under a sublease dated April 6, 2005, for space located at 1301 Avenue of the Americas, New York, New York ("Premises"). On April 28, 2006, the Company entered into transactions with various parties under which the Company surrendered the Premises and was released from future liability. As a result of the transactions, the Company was released from further liability for rent and other tenant expenses relating to the Premises, was reimbursed approximately $5.0 million for construction costs and cancelled approximately $1.9 million of letters of credit it had issued as security. The financial impact of this transaction was immaterial to the Statement of Operations.

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2006 remaining	$3,844	$748	$3,096
2007	7,123	939	6,184
2008	6,312	704	5,608
2009	3,048	-	3,048
2010	2,783	-	2,783
2011	2,709	-	2,709
Thereafter	7,710	-	7,710
Total	$33,529	$2,391	$31,138

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

In connection with the termination of Arthur Murphy’s employment by First Albany Capital as Executive Managing Director, Mr. Murphy filed an arbitration claim against First Albany Capital, Alan Goldberg, former President and Chief Executive Officer, and George McNamee, Chairman of First Albany Companies Inc. with the National Association of Securities Dealers on June 24, 2005.  Mr. Murphy was a director of the Company until his term expired in May, 2006.  The claim alleges damages in the amount of $8 million based on his assertions that he was fraudulently induced to remain in the employ of First Albany Capital.  A hearing in the matter is scheduled to commence in the latter half of 2006.  The Company believes the claim lacks merit and intends to vigorously defend against such claim.

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

Collateral:  The fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities consisted of the following as of:

(In thousands of dollars)	June 30 2006	December 31 2005
Securities purchased under agreements to resell	$22,133	$27,804
Securities borrowed	12	177
Total	$22,145	$27,981

Letters of Credit:  The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $0.2 million at June 30, 2006, and collateralized by Company securities with a market value of $0.2 million.

Other:  In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP (“Ardent”), an investment fund in which Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of June 30, 2006 the value of the Company’s investment in Ardent is $0.2 million and is classified as securities owned on the unaudited Statements of Financial Condition.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis.  As of June 30, 2006, the Company had $0.3 million outstanding underwriting commitments and had purchased $3.2 million and sold $18.0 million securities on a when-issued basis.

13.	Temporary Capital

In connection with the Company’s acquisition of Descap Securities, Inc., the Company issued 549,476 shares of stock which provides the Sellers the right (“put right”) to require the Company to purchase back the shares issued, at a price of $6.14 per share.  Accordingly, the Company has recognized as temporary capital the amount that it may be required to pay under the agreement.  If the put is not exercised by the time it expires, the Company will reclassify the temporary capital to stockholders’ equity. The Company also has the right to purchase back these shares from the Sellers at a price of $14.46.  The put and call rights expire on May 31, 2007.  In June 2006, certain of the Sellers of Descap Securities, Inc. exercised their put rights and the Company repurchased 532,484 shares at $6.14 per share for the total amount of $3.3 million.

14.	Subordinated Debt

A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The New York Stock Exchange has approved the Company’s subordinated debt agreements related to the Plan.  Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  Principal debt repayment requirements, which occur on about April 15th of each year, as of June 30, 2006, are as follows:

(In thousands of dollars)
2007	$1,462
2008	1,299
2009	465
2010	287
2011 to 2016	911
Total	$4,424

15.	Stockholders’ Equity

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

The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The Company has recorded a valuation allowance as a result of uncertainties related to the realization of its net deferred tax asset of approximately $15.4 million at June 30, 2006, and $9.2 million at December 31, 2005. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past two years and the difficulty of forecasting future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit of the deferred tax assets will not be realized.

In the event actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

17.	Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock, which expire at various times through April 30, 2015.  In April 2006, the Board of Directors authorized an additional 500,000 shares to be granted under the 1999 LTIP Plan. The following is a recap of all plans as of June 30, 2006:

Share awards authorized for issuance	10,606,015
Share awards used:
Stock options granted and outstanding	2,401,471
Restricted stock awards granted and unvested	1,983,118
Options exercised and restricted stock awards vested	5,217,133
Stock options expired and no longer available	190,327
Total share awards used	9,792,049

Share awards available for future awards	813,966

For the six month period ended June 30, 2006, including the cumulative effect of accounting change for 2006, total compensation expense for share based payment arrangements was $4.0 million and the related tax benefit was $0. There were no significant modifications or plan design changes made during the six month period ended June 30, 2006. At June 30, 2006, the total compensation expense related to non-vested awards not yet recognized is $12.1 million, which is expected to be recognized over the remaining weighted average vesting period of 1.75 years. The amount of cash used to settle equity instruments granted under share based payment arrangements during the six month period ended June 30, 2006 was $0.1 million.

The following table reflects the effect on net income if the fair value based method had been applied to all outstanding and unvested stock options for the three month and six month periods ended June 30, 2005:

	Three Months Ended June 30 2005	Six Months Ended June 30 2005
(In thousands of dollars except for per share amounts)
Net income (loss), as reported	$(3,354)	$(10,250)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	58	130
Less: Total stock-based employee compensation expense determined under fair value based method for all stock awards, net of tax	(222)	(551)
Pro forma net income (loss)	$(3,518)	$(10,671)
Earnings per share
As reported
Basic	$(0.24)	$(0.76)
Diluted	$(0.24)	$(0.76)
Pro forma
Basic	$(0.25)	$(0.79)
Diluted	$(0.25)	$(0.79)

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

For the six month period ended June 30, 2006, the effect of adopting FAS 123(R) was to decrease the loss from continuing operations by $0.1 million, decrease the loss before income taxes by $0.1 million, decrease the net loss by $0.1 million, increase cash flow from operations by $0, increase cash flow from financing activities by $0, increase the basic loss per share by $0.0 and increase the diluted loss per share by $0.0.

Options:  Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire ten years after grant date.  Unvested options are typically forfeited upon termination.  Option transactions for the six month period ended June 30, 2006, under the plans were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2005	2,492,809	$8.40
Options granted	-	-
Options exercised	(9,468)	$5.77
Options terminated	(81,870)	$8.06
Balance at June 30, 2006	2,401,471	$8.42

Options are exercisable when they become fully vested.  The intrinsic value of options exercised during the six month periods ending June 30, 2006 and 2005 was $7 thousand and $125 thousand, respectively.  The amount of cash received from the exercise of stock options during the six month period ended June 30, 2006 was $55 thousand. The tax benefit realized from the exercise of stock options during the six month period ended June 30, 2006 was $0. Shares issued by the Company as a result of the exercise of stock options may be issued out of Treasury or authorized shares available. At June 30, 2006, 2,343,243 options were exercisable with an average exercise price of $8.31, and a remaining average contractual term of 4.9 years.  At June 30, 2006, 2,401,471 options outstanding had an intrinsic value of $0.

The Black-Scholes option pricing model is used to determine the fair value of options granted. There were no options granted for the six month period ended June 30, 2006.  Significant assumptions used to estimate the fair value of share based compensation awards include the following:

2005
Expected term-option Expected volatility Expected dividends Risk-free interest rate	5.34 41% 2.97% 3.8%

Since no options were granted during the first six months of 2006, the above assumptions have not been established for 2006.

Restricted Stock: Restricted stock awards under the plans have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 3-4 years. Unvested restricted stock awards are typically forfeited upon termination although there are certain award agreements that may continue to vest subsequent to termination as long as other restrictions are followed. The amortization related to unvested restricted stock awards that continue to vest subsequent to termination is accelerated upon the employees’ termination.  Restricted stock awards for the six month period ended June 30, 2006, under the plans were as follows:

	Unvested Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Balance at December 31, 2005	2,234,325	$10.37
Granted	926,210	$4.58
Vested	(909,178)	$9.94
Forfeited	(268,239)	$9.91
Balance at June 30, 2006	1,983,118	$7.91

The total fair value of awards vested, based on the fair market value of the stock on the vest date, during the six month periods ending June 30, 2006 and 2005 was $5.5 million and $4.0 million, respectively.  The weighted average grant date fair value of restricted stock awards granted during the six month period ended June 30, 2005 was $9.30.

18.	Net Capital Requirements

First Albany Capital is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  First Albany Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of June 30, 2006, First Albany Capital had aggregate net capital, as defined, of $17.4 million, which equaled 625.2% of aggregate debit balances and $16.4 million in excess of required minimum net capital.

Descap is subject to the Securities and Exchange Commission Uniform Net Capital Rule, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined by the rule, shall not exceed 15:1.  The rule also provides that capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10:1.  As of June 30, 2006, Descap had net capital of $4.3 million, which was $4.2 million in excess of its required net capital.  Descap’s ratio of Aggregate Indebtedness to Net Capital was .61 to 1.

19.	Segment Analysis

The Company is organized around products and operates through the following five segments: Equities; Fixed Income, which is comprised of Descap, Municipal Capital Markets and Fixed Income-Other; and Other.  The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

In May 2006, the Company discontinued its Taxable Fixed Income segment.  The Taxable Fixed Income segment will now be included in Discontinued Operations.

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

•

High Grade (Investment Grade and Government Bonds)

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

Information concerning operations in these segments is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars)	2006	2005	2006	2005
Net revenue (including net interest income)
Equities	$19,616	$13,166	$38,900	$27,177
Fixed Income
Municipal Capital Markets	10,690	9,889	18,525	17,059
Fixed Income-Other	144	3,362	1,387	4,043
Descap Securities	8,548	6,339	11,743	10,821
Total Fixed Income	19,382	19,590	31,655	31,923
Other	2,057	(216)	(3,954)	(2,800)
Total Net Revenue	$41,055	$32,540	$66,601	$56,300
Net interest income (included in total net revenue)
Equities	$(3)	$2	$(16)	$11
Fixed Income
Municipal Capital Markets	(282)	15	(449)	99
Fixed Income-Other	(254)	(100)	(472)	(133)
Descap Securities	(87)	887	(241)	1,474
Total Fixed Income	(623)	802	(1,162)	1,440
Other	(15)	244	(719)	478
Total Net Interest Income (Expense)	$(641)	$1,048	$(1,897)	$1,929
Pre-tax Contribution (Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle)
Equities	$1,688	$(2,876)	$3,767	$(4,799)
Fixed Income
Municipal Capital Markets	2,111	2,316	3,247	3,315
Fixed Income-Other	(408)	1,959	(81)	1,837
Descap Securities	1,763	1,940	617	2,289
Total Fixed Income	3,466	6,215	3,783	7,441
Other	(9,088)	(7,451)	(23,646)	(17,850)
Total Pre-tax Contribution	$(3,934)	$(4,112)	$(16,096)	$(15,208)
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Equities	$164	$258	$355	$540
Fixed Income
Municipal Capital Markets	60	90	129	195
Fixed Income-Other	6	9	12	20
Descap Securities	26	31	56	63
Total Fixed Income	92	130	197	278
Other	295	384	1,207	780
Total	$551	$772	$1,759	$1,598

The following table reflects revenues for the Company’s major products and services:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars)	2006	2005	2006	2005
Capital Markets (Fixed Income & Equities)
Net revenue
Institutional Sales & Trading
Equities	$9,225	$10,365	$20,344	$21,218
Fixed Income	12,238	11,803	21,692	18,313
Total Institutional Sales & Trading	21,463	22,168	42,036	39,531
Investment Banking
Equities	10,387	2,784	18,560	5,914
Fixed Income	7,513	6,971	10,873	12,139
Total Investment Banking	17,900	9,755	29,433	18,053
Net Interest Income/Other	(365)	833	(914)	1,516
Total Net Revenues	$38,998	$32,756	$70,555	$59,100

The Company’s segments’ financial policies are the same as those described in the “Summary of Significant Accounting Policies” note in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Asset information by segment is not reported since the Company does not produce such information.  All assets are primarily located in the United States of America.  The Company also has an office in London, England, but the amount of assets held there is minimal.

20.	Discontinued Operations

In May 2006, the Company closed its Taxable Fixed Income corporate bond division.  In February 2005, the Company sold its asset management operations, other than its institutional convertible arbitrage group, and, in 2000 sold its Private Client Group.  The Company continues to report the receipt and settlement of pending contractual obligations related to these transactions as discontinued operations.

Amounts reflected in the unaudited Condensed Consolidated Statement of Operations are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars)	2006	2005	2006	2005
Net revenues:
Asset management operations	$-	$-	$-	$161
Private Client Group	-	-	-	50
Taxable – Fixed Income	450	4,028	3,055	8,881
Total net revenues	450	4,028	3,055	9,092
Expenses:
Asset management operations	14	40	14	476
Private Client Group	62	190	227	235
Taxable – Fixed Income	2,614	5,548	5,537	11,150
Total expenses	2,690	5,778	5,778	11,861
Income (loss) before income taxes	(2,240)	(1,750)	(2,723)	(2,769)
Income tax benefit	-	(708)	-	(1,123)
Loss from discontinued operations, net of taxes	$(2,240)	$(1,042)	$(2,723)	$(1,646)

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.  The revenue and expense of the Taxable Fixed Income corporate bond division for the three months and six months ended June 30, 2005 represents the activity of the operation during that time period.  The revenues and expense of the Taxable Fixed Income corporate bond division for the three months and six months ended June 2006 include the activity of the operation and $1.7 million of costs related to closing of this division, of which $1.3 million was paid as of June 30, 2006.

The revenue and expense of the Asset Management operations for the periods presented above reflect the activity of that operation through February 2005 when it was sold, while the 2006 activity reflects write-downs of receivables related to this operation prior to its disposal. The revenues and expenses of the Private Client Group for the periods presented above relate primarily to the resolution of certain legal matters which were related to the operations prior to its disposal.

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

•

High Grade (Investment Grade and Government Bonds)

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

The Company believes it has an opportunity to become one of the premier investment banking boutiques serving the middle market, which the Company believes is largely an under-served market.  The Company has focused on growing its middle market position by broadening its product line through acquisition and investments in key personnel and shedding non-core and non-growth businesses.  In the second quarter of 2006, the Company ceased operations in the Taxable Fixed Income division due to a changing business environment and continued revenue declines.

Business Environment

NYSE daily trading volume was up 15 percent while the NASDAQ composite daily trading volume increased 20 percent.  Public offering activity showed strong improvement over year ago levels with public follow-on activity up 49 percent in terms of dollar volume while the number of transactions increased 45 percent.  Initial public offering transactions were up 71 percent year-over-year and dollar volume increased 16 percent compared to the second quarter of 2005.   (Source: Factset and Commscan)

In the fixed income markets, increasing short-term rates, coupled with a flat, and at times inverted, yield curve have negatively impacted secondary market activity across asset backed products.  In addition, price transparency in the secondary corporate bond market and price and coupon compression in the mortgage-backed market continues to negatively impact spreads.

Financial Overview

Three Months Ended June 30, 2006

For the quarter ended June 30, 2006, net revenues from continuing operations were $41.1 million, compared to $32.5 million for the second quarter of 2005. Excluding investment gains and losses, net revenues from continuing operations were $39.9 million, up 12.6 percent compared to the second quarter of 2005.  For the second quarter of 2006, the Company reported a loss from continuing operations before income taxes of $3.9 million compared to a loss of $4.1 million for the second quarter of 2005. The Company reported a net loss of $6.2 million, or $0.40 per diluted share, for the second quarter of 2006, compared to a net loss of $3.4 million, or $0.24 per diluted share, for the second quarter of 2005.

	Three Months Ended
	June 30
(In thousands of dollars)	2006	2005
Revenues:
Commissions	$3,323	$4,614
Principal transactions	17,967	17,774
Investment banking	18,340	9,770
Investment gains (losses)	1,196	(2,847)
Interest	3,578	4,186
Fees and other	870	2,181
Total revenues	45,274	35,678
Interest expense	4,219	3,138
Net revenues	41,055	32,540
Expenses (excluding interest):
Compensation and benefits	33,943	24,743
Clearing, settlement and brokerage costs	1,778	3,019
Communications and data processing	3,044	3,163
Occupancy and depreciation	2,333	2,665
Selling	1,290	1,565
Other	2,601	1,497
Total expenses (excluding interest)	44,989	36,652
Income (loss) before income taxes	(3,934)	(4,112)
Income tax (benefit) expense	-	(1,800)
Income (loss) from continuing operations	(3,934)	(2,312)
Income (loss) from discontinued operations, (net of taxes $0 in 2006, $(113) in 2005)	(2,240)	(1,042)
Income (loss) before cumulative effect of change in accounting principles	(6,174)	(3,354)
Cumulative effect of accounting change, (net of taxes $0 in 2006)	-	-
Net income (loss)	$(6,174)	$(3,354)

	Three Months Ended
	June 30
(In thousands of dollars)	2006	2005

Net interest income:
Interest income	$3,578	$4,186
Interest expense	4,219	3,138
Net interest income/(loss)	$(641)	$1,048

Net Revenue

Net revenue increased $8.5 million, or 26.2 percent, in the second quarter of 2006 to $41.1 million led by strong growth in Equities Investment Banking.  Excluding the impact of investment gains related to the Company’s investment portfolio, net revenue increased 12.6 percent.    A decrease in equity listed commission revenue resulted in a 28.0 percent decrease in commission revenue. Principal transaction revenue was up 1.1 percent compared to the second quarter of 2005 as a result of an increase in mortgage backed securities / asset backed securities gross credits from Descap offset by a decrease in trading profits from Fixed Income Middle Markets and a decline in NASDAQ principal transactions.  Fees and other revenue decreased 60.1 percent primarily as a result of the Company recognizing a $1.5 million gain on the sale of their NYSE seat in the second quarter of 2005.  Net interest income of a negative $0.6 million represented a 161.2 percent decrease compared to the second quarter of 2005. Rising short-term inventory financing rates and costs associated with paying off two of the company’s term loans drove the unfavorable variance.

Non-Interest Expense

Non-interest expense increased $8.3 million, or 22.8 percent, to $45.0 million in the second quarter of 2006.

Compensation and benefits expense increased $9.2 million or 37.2 percent to $33.9 million.  The increase was primarily driven by an increase in incentive compensation expense of $4.4 million as a result of higher net revenues in equities, an increase in sales related compensation of $1.8 million as a result of higher commission revenues in Descap and retention compensation of $4.6 million offset by decreases in salary expense of $0.7 million and severance expense of $0.6 million.  The decline in salary expense was the result of a 9.7 percent decline in average full time headcount for continuing operations.

Clearing, settlement, and brokerage costs of $1.8 million represented a 41.1 percent decline versus the prior year.  A decrease in electronic communications network (“ECN”) expense, SEC transaction fee expense and floor brokerage expense in Equities due to lower dealer trading volumes by both the NASDAQ and listed desks drove the variance.

Communications and data processing costs decreased $0.1 million or 3.8 percent.  A $0.1 million decline in data processing expense and a $0.1million drop in telephone fixed expenses were offset by a  $0.1 increase in market data services at Descap.

Occupancy and depreciation expense decreased 12.4 percent, or $0.3 million, as a result of a decline in lease related costs.  In the second quarter of 2005, the Company incurred $387 in office relocation costs relating to our new office leases in San Francisco and New York City.  In the second quarter of 2006, the Company surrendered its lease for the additional space in New York City.

Selling expense was down 17.7 percent, or $0.3 million, in the second quarter of 2006 as a result of a decrease in travel and entertainment expense and promotional expenses.

Other expense increased $1.1 million, or 73.8 percent, in the second quarter of 2006.  The increase was driven by $0.9 million in legal expenses related to various litigations.

The Company did not recognize any income tax benefit in the second quarter of 2006 due to the valuation allowance recorded related to the Company’s deferred tax asset.  The valuation allowance was recorded as a result of uncertainties as to the realization of the deferred tax asset after weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past two years and the difficulty of forecasting future taxable income.  Income tax benefit for the 2005 second quarter was $1.8 million.  Refer to the “Income Tax” note of the unaudited Consolidated Financial Statements for more detail.

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

Equities	Three Months Ended June 30,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Sales and Trading	$9,225	$10,365	-11.0%
Investment Banking	10,387	2,784	273.1%
Net Interest / Other	4	17	-76.5%
Total Net Revenue	$19,616	$13,166	49.0%

Pre-Tax Contribution	$1,688	$(2,876)	158.7%

Q2 2006 vs. Q2 2005

Net revenues in Equities increased $6.4 million, or 49.0 percent, to $19.6 million in the second quarter of 2006. In the second quarter 2006 Equities represented 49.2 percent of consolidated net revenue excluding the impact of investment gains and losses, compared to 37.2 percent in the same period in 2005. In Equity Sales and Trading, NASDAQ net revenue was down 1.8 percent to $6.4 million and listed net revenue of $2.8 million was down 26.3 percent relative to the same period in 2005.  Both NASDAQ and listed experienced declines in customer volume and pressure on commission rates. Investment banking net revenues increased 273.1 percent versus the same period in the prior year.  Public offering related revenue was up $5.2 million to $6.8 million and advisory and private placement revenue increased $2.5 million to $4.1 million.  In terms of volume, Investment Banking completed 15 transactions in the second quarter 2006 compared to 7 transactions in the second quarter of 2005.  Profitability was favorably impacted by an increase in net revenues, an improvement in compensation margins and a reduction in brokerage and clearing expense of 41.4 percent offset to a certain extent by an increase in legal costs of $0.7 million.

Fixed Income	Three Months Ended June 30,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Sales and Trading	$12,238	$11,803	3.7%
Investment Banking	7,513	6,971	7.8%
Net Interest / Other	(369)	816	-145.2%
Total Net Revenue	$19,382	$19,590	-1.1%

Pre-Tax Contribution	$3,466	$6,215	-44.2%

Q2 2006 vs. Q2 2005

Fixed Income net revenue declined 1.1 percent in the second quarter of 2006 as increasing short term financing rates continue to negatively impact net interest income.  Fixed Income Investment Banking net revenue of $7.5 million represented a 7.8 percent increase compared to the same period in the prior year.  Contributing to the increase in Fixed Income Investment Banking, Public Finance net revenue was up 9.3 percent as a result of an increase in underwriting activity and swap advisory transactions.   Fixed Income Sales and Trading revenue was up 3.7 percent or $0.4 million to $12.2 million.  Increases in net revenue from mortgage backed securities / asset backed securities of $3.3 million due to an increase in several customer block transactions were mitigated by a decline in Fixed Income Middle Markets of $2.8 million and a decline in municipal sales and trading of $0.1 million.  Despite total net revenues remaining relatively unchanged, the mix in revenues led to higher compensation costs which had a negative impact on profitability for the second quarter of 2006.

Other	Three Months Ended June 30,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Investment Gains / (Losses)	$1,196	$(2,847)	142.0%
Net Interest / Other	861	2,631	-67.3%
Total Net Revenue	$2,057	$(216)	n/m

Pre-Tax Contribution	$(9,088)	$(7,451)	-22.0%

Q2 2006 vs. Q2 2005

Net revenue increased $2.3 million for the second quarter of 2006 compared to the same period in 2005. The change was due to an increase in private investments of $5.6 million, driven by the increase in valuation of an FATV portfolio company, offset by decreases of $1.6 million in public investments.  Fee and other income decreased $1.8 million due to a $1.5 million gain on the sale of the Company’s NYSE seat, which was recognized in the second quarter of 2005 and a decrease in net interest income of $0.3 million.  Profitability was negatively impacted primarily by a $4.6 million accrual related to the Company’s employee retention program.  The retention agreements under this program were paid in full in July.

Six Months Ended June 30, 2006

For the six months ended June 30, 2006, net revenues from continuing operations were $66.6 million, compared to $56.3 million for the six months ended June 30, 2005. Excluding investment gains and losses, net revenues from continuing operations were $71.5 million, up 13.7 percent compared to the same period a year ago.  For the six months ended June 30, 2006, the Company reported a loss from continuing operations before income taxes of $16.1 million compared to a loss of $15.2 million for the six months ended June 30, 2005. The Company reported a net loss of $18.4 million, or $1.20 per diluted share, for the first six months of 2006, compared to a net loss of $10.2 million, or $0.76 per diluted share, for the first six months of 2005.

	Six Months Ended
	June 30
(In thousands of dollars)	2006	2005
Revenues:
Commissions	$6,920	$9,185
Principal transactions	35,333	30,938
Investment banking	29,704	17,976
Investment gains (losses)	(4,947)	(6,645)
Interest	6,620	7,446
Fees and other	1,488	2,917
Total revenues	75,118	61,817
Interest expense	8,517	5,517
Net revenues	66,601	56,300
Expenses (excluding interest):
Compensation and benefits	60,807	49,126
Clearing, settlement and brokerage costs	3,486	4,692
Communications and data processing	6,023	6,355
Occupancy and depreciation	5,199	5,111
Selling	2,744	3,102
Other	4,438	3,122
Total expenses (excluding interest)	82,697	71,508
Income (loss) before income taxes	(16,096)	(15,208)
Income tax (benefit) expense	-	(6,604)
Income (loss) from continuing operations	(16,096)	(8,604)
Income (loss) from discontinued operations, (net of taxes $0 in 2006, $(113) in 2005)	(2,723)	(1,646)
Income (loss) before cumulative effect of change in accounting principles	(18,819)	(10,250)
Cumulative effect of accounting change, (net of taxes $0 in 2006)	427	-
Net income (loss)	$(18,392)	$(10,250)

Net interest income:
Interest income	$6,620	$7,446
Interest expense	8,517	5,517
Net interest income/(loss)	$(1,897)	$1,929

Net Revenue

Net revenue for the first six months of 2006 was $66.6 million, an increase of $10.3 million, or 18.3 percent.  Strong revenue growth in Equities Investment Banking and Fixed Income Sales and Trading were offset by decreases in Fixed Income Net Interest / Other and Other revenues.  Commission revenues were down 24.7 percent due to a decrease in equity listed commission revenue.  Principal transaction revenue increased 14.2 percent compared to the first six months of 2005 as a result of an increase in NASDAQ, municipal sales and trading and mortgage backed securities / asset backed securities offset somewhat by a decrease in Fixed Income Middle Markets. Investment banking revenues increased by $11.8 million or 65.2 percent as a result of higher transaction volumes from Equities Investment Banking.  Fees and other revenue decreased $1.4 million primarily as a result of the Company recognizing the sale of their NYSE seat in the second quarter of 2005 and a decline in fee revenue from the convertible arbitrage group.  Net interest income decreased 198.3 percent due to rising short-term inventory financing rates and $0.9 million in costs associated with refinancing the Company’s senior debt.

Non-Interest Expense

Non-interest expense increased $11.2 million, or 15.6 percent, to $82.7 million for the six months ended June 30, 2006.

Compensation and benefits expense increased $11.7 million or 23.8 percent to $60.8 million.  The increase is primarily driven by increases in incentive compensation expense of $6.5 million primarily as a result of higher net revenues in equities, retention compensation of $6.0 million and sales related compensation of $1.7 million mitigated to a certain extent by decreases in salary expense of $1.2 million and severance expense of $1.0 million.  The decline in salary expense was the result of a 9.0 percent decline in average full time headcount for continuing operations.

Clearing, settlement, and brokerage costs for the first six months of 2006 were $3.5 million, a decrease of 25.7 percent or $1.2 million.  A decrease in electronic communications network (“ECN”) expense of $0.6 million, SEC transaction fee expense of $0.1 million, commission fees of $0.1 million and floor brokerage expense of $0.1 in Equities due to lower dealer trading volumes by both the NASDAQ and listed desks and a reduction in clearing costs for Descap of $0.1 million primarily drove the variance.

Communications and data processing costs decreased $0.3 million or 5.2 percent due to lower trading volumes in equities and a reduction in market data services.

Occupancy and depreciation expense of $5.2 million remained relatively unchanged compared to the first six months of 2005.  For the first six months of 2006, the company incurred $0.7 million in costs related the company’s additional office space in New York City and the closing of its Greenwich CT Office.

Selling expense was down 11.5 percent, or $0.4 million, for the first six months of 2006 as a result of a decrease in travel and entertainment expense, promotional expenses and dues, fees and assessment costs.

Other expense increased $1.3 million, or 42.2 percent, for the first six months of 2006.  The increase was driven by $1.2 million increase in legal expenses and a $0.1 million increase in audit expenses.

The Company did not recognize any income tax benefit for the first six months of 2006 due to the valuation allowance recorded related to the Company’s deferred tax asset.  The valuation allowance was recorded as a result of uncertainties as to the realization of the deferred tax asset after weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past two years and the difficulty of forecasting future taxable income.  Income tax benefit for the first six months of 2005 was $6.6 million.  Refer to the “Income Tax” note of the unaudited Consolidated Financial Statements for more detail.

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

Equities	Six Months Ended June 30,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Sales and Trading	$20,344	$21,218	-4.1%
Investment Banking	18,560	5,914	213.8%
Net Interest / Other	(4)	45	-108.9%
Total Net Revenue	$38,900	$27,177	43.1%

Pre-Tax Contribution	$3,767	$(4,799)	178.5%

YTD 2006 vs. YTD 2005

Net revenues in Equities increased $11.7 million, or 43.1 percent, to $38.9 million for the first six months of 2006. In the six months ending June 30, 2006, Equities represented 54.4 percent of consolidated net revenue excluding the impact of investment losses, compared to 43.2 percent in the same period 2005. In Equity Sales and Trading, NASDAQ net revenue was up 6.3 percent to $14.4 million.  The increase was driven by a 3.5 percent decrease in credits offset by lower trading losses related to market making activities.  Listed net revenue of $5.9 million was down 22.4 percent compared to the same period in 2005 primarily as a result of a decline in customer volume.  Driving the increase in Equities Investment Banking revenues was an increase in advisory and private placement revenue of $6.1 million to $8.5 million and an increase in public offering net revenues of $5.7 million to $10.3 million.  In terms of volume, Investment Banking completed 26 transactions for the first six months of 2006 compared to 14 in the same period of 2005.  Profitability was favorably impacted by an increase in net revenues, improved compensation margins, decreases in clearance, communication and selling expenses reduced to some extent by an increase in legal costs.

Fixed Income	Six Months Ended June 30,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Sales and Trading	$21,692	$18,313	18.5%
Investment Banking	10,873	12,139	-10.4%
Net Interest / Other	(910)	1,471	-161.9%
Total Net Revenue	$31,655	$31,923	-0.8%

Pre-Tax Contribution	$3,783	$7,441	-49.2%

YTD 2006 vs. YTD 2005

Fixed Income net revenue declined 0.8 percent for the first six months of 2006.  Increases in revenues from Fixed Income Sales and Trading were offset by decreases in Fixed Income Investment Banking and Net Interest / Other.   Contributing to the decline in Fixed Income Investment Banking, Public Finance net revenue was down as a result of a decline in underwriting activity.  Underwriting related revenue was down $0.8 million or 10.7 percent and public finance advisory fees were down $0.2 million or 10.6 percent when compared to the first six months of 2005.  Fixed Income Sales and Trading revenue was up 18.5 percent or $3.4 million compared to the same period in the prior year primarily due to continuing strength in the municipal sales and trading group and Descap due to several large customer trades that were executed in the second quarter of 2006.  Increases in net revenue from municipal sales and trading of $2.5 million and mortgage backed securities / asset backed securities of $2.8 million were mitigated by a decline in net revenue from Fixed Income Middle Markets of $2.0 million.  Despite total net revenues remaining relatively unchanged, the mix in revenues led to higher compensation costs which had a negative impact on profitability for the first six months of 2006.

Other	Six Months Ended June 30,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Investment Gains / (Losses)	$(4,947)	$(6,645)	25.6%
Net Interest / Other	993	3,845	-74.2%
Total Net Revenue	$(3,954)	$(2,800)	-41.2%

Pre-Tax Contribution	$(23,646)	$(17,850)	-32.5%

YTD 2006 vs. YTD 2005

Net revenue was down $1.2 million compared to the prior year as a result of a decrease in fee and other income of $1.6 million, a decrease in net interest of $1.2 million due primarily to a $0.9 million charge related to refinancing the Company’s senior debt offset by a $1.7 gain in the Company’s investments.  Profitability was negatively impacted primarily by a $6.0 million accrual related to the Company’s retention program.

Liquidity and Capital Resources

A substantial portion of the Company's assets, similar to other brokerage and investment banking firms, are liquid, consisting of cash and assets readily convertible into cash.  These assets are financed primarily by the Company's payables to brokers, dealers and clearing agencies, bank lines of credit and customer payables.  The level of assets and liabilities will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions.  The Company anticipates that it will be able to finance its operations and commitments through available lines of credit, the sale of investments and additional financing that may be available by using investments as collateral.

Short-term Bank Loans and Notes Payable

Short-term bank loans are made under a variety of bank lines of credit totaling $250 million of which approximately $153 million is outstanding at June 30, 2006.  These bank lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligation exist and are repayable on demand.  These loans are collateralized by eligible securities, including Company-owned securities, subject to certain regulatory formulas.  At June 30, 2006, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned and receivables from brokers, dealers and clearing agencies, of $190.4 million.

The Company’s notes payable include a $14.1 million Term Loan to finance the 2004 acquisition of Descap Securities, Inc.  Interest rate is 2.4 % over the 30-day London InterBank Offered Rate (“LIBOR”) (5.33% at June 30, 2006).  Interest only was payable for first six months, and thereafter monthly payments of $238 thousand in principal and interest over the life of the loan which matures on May 14, 2011.  The $14.1 million Term Loan agreement contains various covenants, as defined in the agreement.  The financial covenants require the modified debt requirement (as defined) will not exceed 1.75 to 1 (for the twelve month period ending June 30, 2006, modified total funded debt to EBITDAR ratio was 0.86 to 1) and operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending June 30, 2006, the operating cash flow to total fixed charge ratio 1.36 to 1).  EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments as defined in the modified term loan agreement. The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenant.

In May 2006, principal payments of $4.9 million and $8.7 million were made to pay off the Company’s $4.9 million Term Loan and $11.0 million Term Loan, respectively, and an additional principal payment of $0.1 million was made on the Company’s $14.1 million Term Loan.

Notes payable includes a note for $0.1 million, which is payable $37,096 per month through September 2006.  The interest rate on this loan is 6.15% per annum.

Principal payments for all notes are due as follows:

(In thousands of dollars)
2006	$1,537
2007	2,857
2008	2,857
2009	2,857
2010	2,857
2011	1,239
Total principal payments remaining	$14,204

Regulatory

As of June 30, 2006, First Albany Capital Inc. and Descap Securities, Inc., both registered broker-dealer subsidiaries of First Albany Companies Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of June 30, 2006, First Albany Capital Inc. had net capital of $17.4 million, which exceeded minimum net capital requirements by $16.4 million, while Descap Securities, Inc. had net capital of $4.3 million, which exceeded minimum net capital requirements by $4.2 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business and may also purchase and sell securities on a when-issued basis. As of June 30, 2006, the Company had $0.3 million outstanding underwriting commitments, and had purchased $3.2 million and sold $18.0 million securities on a when-issued basis.

Investments and Commitments

In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP (“Ardent”), an investment fund in which the Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of June 30, 2006 the value of the Company’s investment in Ardent is $0.2 million and is classified as securities owned on the unaudited Condensed Consolidated Statement of Financial Condition.

Publicly held investments include approximately 711,000 shares of iRobot (“IRBT”) worth approximately $17.7 million.  During the six months ended June 30, 2006, the Company sold 405,000 shares of IRBT for proceeds of approximately $9.4 million.  For the six months ended June 30, 2006, the Company sold its remaining 1,116,040 shares of Mechanical Technology Incorporated (“MKTY”).  Net proceeds from this sale were approximately $3.3 million.

As of June 30, 2006, the Company had a commitment to invest up to $5.4 million in FA Technology Ventures, LP (the “Partnership”). This commitment extended initially to the end of the Partnership’s Commitment Period, which expired in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of June 30, 2006, the Company had an additional commitment to invest up to $0.4 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). This commitment extended initially to the end of the Partnership’s Commitment Period, which expired in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.  EIF are limited liability companies, established by the Company for the purpose of allowing select employees to invest their own funds in private equity placements.  The EIF are managed by FAC Management Corp., a wholly owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $0.2 million at June 30, 2006, and were collateralized by Company securities with a market value of $0.2 million.

Retention

First Albany Capital Inc. has entered into retention agreements with certain of its employees in an amount aggregating $6.8 million.  These amounts are payable to the extent the employee continues to work for the First Albany Capital Inc., subject to certain exceptions as defined.  These retention amounts were paid in July 2006.

Tax Valuation Allowance

At June 30, 2006, the Company had a valuation allowance of $15.4 million compared to $9.2 million at December 31, 2005. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past two years and the difficulty of forecasting future taxable income.  As a result, the Company does not anticipate that the payment of future taxes will have a significant negative impact on its liquidity and capital resources.

Contingent Consideration

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap, a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2005 through May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the

Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.  Based upon Descap’s Pre-Tax Net Income from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at June 30, 2006.  Also, based upon Descap’s pre-tax net income from June 1, 2006 to June 30, 2006, no contingent consideration would be payable to the Sellers.

Recent Developments

On June 30, 2006, the Board of Directors of the Company announced the completion of its search for a Chief Executive Officer with the election of Peter McNierney as President and Chief Executive Officer of the Company and his appointment to the Board of Directors.  Alan Goldberg retired from his position as President and Chief Executive Officer of the Company and was named Vice Chairman of the Board.  In addition, the Company announced the appointment of Brian Coad as Chief Financial Officer of the Company.  Paul Kutey, who has served as the Company’s Acting Chief Financial Officer, has stepped down and is assisting the Company in an orderly transition.

CONTRACTUAL OBLIGATIONS

First Albany Companies Inc. has obligations and commitments to make future payments in connection with our debt, leases, compensation and retention programs and investments. See Notes to unaudited Condensed Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	2006	2007	2008	2009	2010	Thereafter	Total
Short-term bank loans	$152,950	$-	$-	$-	$-	$-	$152,950
Long term debt (1)	1,537	2,857	2,857	2,857	2,857	1,239	14,204
Purchase obligations	-	-	-	-	-	-	-
Capital lease obligations (including interest)	1,023	1,745	1,138	812	581	232	5,531
Operating leases (net of sublease rental income)(2)	3,096	6,184	5,608	3,048	2,783	10,419	31,138
Guaranteed compensation payments (3)	10,853	7,713	740	698	-	-	20,004
Partnership and employee investment funds commitments (4)	5,800	-	-	-	-	-	5,800
Subordinated debt	-	1,462	1,299	465	287	911	4,424
Total	$175,259	$19,961	$11,642	$7,880	$6,508	$12,801	$234,051

(1)

The Company has two notes payable which have principal payments associated with each.  See Notes to the unaudited Condensed Consolidated Financial Statements.

(2)

The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2014.  See Notes to the unaudited Condensed Consolidated Financial Statements.

(3)

Guaranteed compensation payments include the Company’s commitment related to the $6.8 million, which was paid in July 2006, in retention agreements along with various other compensation arrangements.

(4)

The Company has a commitment to invest in FA Technology Ventures LP (the “Partnership”) and an additional commitment to invest in funds that invest in parallel with the Partnership.  See Notes to the unaudited Condensed Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

FASB Staff Position FIN46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)

Effective July 1, 2006, the Company will apply the guidance in FASB Staff Position FIN46(R)-6 to all variable interest entities when a reconsideration event has occurred, which required subsequent analysis under Interpretation 46(R).  Reconsideration events have not yet occurred which would require this analysis to be completed.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, the Company will apply the guidance in FASB Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The Company will need to determine whether it is more likely than not that a tax position will be sustained upon examination.  The Company will then need to measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Company has not yet analyzed the impact that FASB Interpretation No. 48 will have on its financial statements but currently it is not anticipated to be significant.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (an amendment of FASB Statements No. 133 and 140).  This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 is effective for all financial instrument s acquired, issued, or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for the Company).  Additionally, the fair value may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under previous accounting guidance prior to the adoption of this Statement.  The Company is currently evaluating the impact of SFAS No. 155.

FIRST ALBANY COMPANIES INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and equity prices, changes in the implied volatility of interest rates and equity prices and also changes in the credit ratings.  Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market-risk-sensitive financial instruments.  The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading.

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

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date.  The amounts shown are net of long and short positions:

(In thousands of dollars)	2006	2007	2008	2009	2010	2011	Thereafter	Total
Fair value of securities
Corporate bonds	$96	$451	$519	$687	$1,026	$1,195	$35,934	$39,908
State and municipal bonds	10	7,286	3,456	1,742	2,517	6,063	128,317	149,391
US Government and federal agency obligations	31	(429)	(7,694)	(3,168)	(921)	(3,137)	32,161	16,843
Subtotal	137	7,308	(3,719)	(739)	2,622	4,121	196,412	206,142
Equity securities	12,352	-	-	-	-	-	-	12,352
Investments	34,082	-	-	-	-	-	-	34,082
Fair value of securities	$46,571	$7,308	$(3,719)	$(739)	$2,622	$4,121	$196,412	$252,576

Following is a discussion of the Company's primary market risk exposures as of June 30, 2006, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at June 30, 2006 was $186.3 million and $183.0 million at December 31, 2005 (net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.  At June 30, 2006, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $7.6 million and at year-end 2005 was $6.8 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $12.4 million in securities owned at June 30, 2006 and $11.6 million in securities owned at December 31, 2005, and have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by stock exchanges, and amounts to $1.2 million at June 30, 2006 and $1.2 million at year-end 2005.  The Company's investment portfolio, excluding the consolidation of Employee Investment Fund (see “Investments” note to the unaudited Consolidated Financial Statements), at June 30, 2006 and December 31, 2005, had a fair market value of $34.1 million and $49.9 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations, and amounts to $3.4 million at June 30, 2006 and $5.0 million at December 31, 2005.  The actual risks and results of such adverse effects may differ substantially.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Form 10Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the June 30, 2006 quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the termination of Arthur Murphy’s employment by First Albany Capital as Executive Managing Director, Mr. Murphy filed an arbitration claim against First Albany Capital, Alan Goldberg, former President and Chief Executive Officer, and George McNamee, Chairman of First Albany Companies Inc. with the National Association of Securities Dealers on June 24, 2005.  Mr. Murphy was a director of the Company until his term expired in May, 2006.  The claim alleges damages in the amount of $8 million based on his assertions that he was fraudulently induced to remain in the employ of First Albany Capital.  A hearing in the matter is scheduled to commence in the latter half of 2006.  The Company believes the claim lacks merit and intends to vigorously defend against such claim.

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

Annual meeting was held on May 16, 2006

B.

Election of Directors:  (There were no broker non-votes with respect to the election of Directors)

Votes For

Against

Withheld Authority

Nicholas Gravante, Jr.

10,104,377

0

3,155,022

Hugh A. Johnson, Jr.

10,318,419

0

2,940,980

Dale Kutnick

12,287,145

0

972,254

C.

Directors Whose Term of Office Continued After the Annual Meeting

Expiration of Term as Director

Alan P. Goldberg

2007

Carl Carlucci

2007

Arthur J. Roth

2007

George C. McNamee

2008

Walter M. Fiederowicz

2008

Shannon P. O’Brien

2008

D.

Other matters voted on at the Annual Meeting

1.

To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2006:

For

12,677,430

Against:

565,452

Abstain:

16,517

Broker non-votes:

0

2.

To consider and act upon a proposal to approve the adoption of the Fifth Amendment to the First Albany Companies Inc. 1999 Long-Term Incentive Plan to increase the number of shares available for issuance:

For

4,071,055

Against:

3,390,020

Abstain:

385,224

Broker non-votes:

5,413,100

Item 6. Exhibits

(a)   Exhibits

Item Number	Item

10.40	Agreement dated April 28, 2006 between First Albany Companies Inc. and Lehman Brothers Holdings Inc. (filed as an Exhibit 10.40 to Form 10-Q for the quarter ended March 31, 2006)

10.41	Surrender of Sublease Agreement dated April 28, 2006 between First Albany Companies Inc. and Deutsche Bank AG. (filed as an Exhibit 10.41 to Form 10-Q for the quarter ended March 31, 2006)

10.42	Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as an Exhibit 10.42 to Form 10-Q for the quarter ended March 31, 2006)

10.43 10.44

Employment Agreement with an executive officer of the Company (filed as an Exhibit 99.3 to Form 8-K) dated June 30, 2006)

Restricted Share Award Agreement with an executive officer of the Company (filed as an Exhibit 99.4 to Form 8-K dated June 30, 2006)

10.45	Employment Agreement with a former executive officer of the Company (filed as an Exhibit 99.5 to Form 8-K) dated June 30, 2006

10.46 10.47

Employment Agreement with an executive officer of the Company (filed as an Exhibit 99.6 to Form 8-K) dated June 30, 2006

Restricted Share Award Agreement with an executive officer of the Company (filed as an Exhibit 99.7 to Form 8-K dated June 30, 2006)

10.48	Retention Agreement Form (filed as exhibit herewith)

10.49	Restricted Stock Agreement Form pursuant to the First Albany Companies Inc. 2003 Non-Employee Directors’ Stock Plan (filed as exhibit herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, furnished herewith

31.2	Rule 13-a-14(a)/15d-14(a) Certification of Chief Financial Officer, furnished herewith

32	Section 1350 Certifications, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.

(Registrant)

Date:	August 4, 2006	/S/PETER J. McNIERNEY
Peter J. McNierney
Chief Executive Officer

Date:	August 4, 2006	/S/C. BRIAN COAD
C. Brian Coad
Chief Financial Officer
(Principal Accounting Officer)

Certification on Form 10-Q

EXHIBIT 31.1

I, Peter J. McNierney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Albany Companies Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date:	August 4, 2006	/S/PETER J. McNIERNEY
Peter J. McNierney
Chief Executive Officer

Certification on Form 10-Q

EXHIBIT 31.2

I, C. Brian Coad, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Albany Companies Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date:	August 4, 2006	/S/C. BRIAN COAD
C. Brian Coad
Chief Financial Officer

 (Exhibit 32)

Certification

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Each of the undersigned officers of First Albany Companies Inc., a New York corporation (the “Company”), does hereby certify to such officer’s knowledge that:

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	August 4, 2006	/S/PETER J. McNIERNEY
Peter J. McNierney
Chief Executive Officer
Date:	August 4, 2006	/S/C. BRIAN COAD
C. Brian Coad
Chief Financial Officer