Form 10-Q
period 2006-09-30
FIRST ALBANY COMPANIES INC
filed 2006-10-31
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 [ X ]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006

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

16,512,806 shares of Common Stock were outstanding as of the close of business on October 24, 2006

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Page

Part I

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Statements of Financial

Condition at September 30, 2006 (unaudited)

and December 31, 2005

3

Condensed Consolidated Statements of Operations

for September 30, 2006 and September 30, 2005 (unaudited)

4

Condensed Consolidated Statements of Cash Flows

for the Nine Months Ended September 30, 2006

and September 30, 2005 (unaudited)

5

Notes to Condensed Consolidated Financial Statements (unaudited)

7-24

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

25-39

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

40-41

Item 4.

Controls and Procedures

42

Part II

Other Information

Item 1.

Legal Proceedings

43

Item 6.

Exhibits

44

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

Item 1.  Financial Statements

(In thousands of dollars)	September 30	December 31
As of	2006	2005
Assets
Cash	$2,363	$1,926
Cash and securities segregated for regulatory purposes	4,500	7,100
Securities purchased under agreement to resell	11,076	27,824
Receivables from:
Brokers, dealers and clearing agencies	31,769	36,221
Customers	3,987	5,346
Others	6,087	7,015
Securities owned	258,853	265,794
Investments	18,136	52,497
Office equipment and leasehold improvements, net	4,819	10,304
Intangible assets, including goodwill	25,311	25,990
Other assets	2,550	3,524
Total assets	$369,451	$443,541
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$131,670	$150,075
Payables to:
Brokers, dealers and clearing agencies	49,288	50,595
Customers	1,211	3,263
Others	8,549	14,099
Securities sold, but not yet purchased	57,788	52,445
Accounts payable	3,467	6,696
Accrued compensation	24,353	25,414
Accrued expenses	8,359	8,960
Notes payable	13,381	30,027
Obligations under capitalized leases	4,416	5,564
Total liabilities	302,482	347,138
Commitments and Contingencies
Temporary capital	104	3,374
Subordinated debt	4,424	5,307
Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 500,000 shares; none issued
Common stock; $.01 par value; authorized 50,000,000 shares; issued 17,613,827 and 17,129,649 respectively	176	171
Additional paid-in capital	150,267	158,470
Unearned compensation	-	(13,882)
Deferred compensation	2,607	3,448
Accumulated deficit	(87,442)	(56,624)
Treasury stock, at cost (1,099,067 shares and 808,820 shares respectively)	(3,167)	(3,861)
Total Stockholders’ Equity	62,441	87,722
Total Liabilities and Stockholders’ Equity	$369,451	$443,541

The accompanying notes are an integral part

of these condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars except for per share amounts and shares outstanding)	2006	2005	2006	2005
Revenues:
Commissions	$2,643	$4,348	$9,562	$13,533
Principal transactions	14,846	13,725	50,179	44,662
Investment banking	7,640	14,346	37,344	32,322
Investment gains (losses)	(3,571)	398	(8,518)	(6,247)
Interest	3,092	3,806	9,713	11,253
Fees and other	344	457	1,579	2,919
Total revenues	24,994	37,080	99,859	98,442
Interest expense	3,429	3,396	11,841	8,829
Net revenues	21,565	33,684	88,018	89,613
Expenses (excluding interest):
Compensation and benefits	21,493	25,842	81,929	74,600
Clearing, settlement and brokerage costs	1,546	2,333	5,033	7,025
Communications and data processing	2,945	3,131	8,902	9,412
Occupancy and depreciation	3,379	3,213	8,474	8,184
Selling	992	1,470	3,732	4,564
Other	1,796	1,253	6,120	4,293
Total expenses (excluding interest)	32,151	37,242	114,190	108,078
Loss before income taxes	(10,586)	(3,558)	(26,172)	(18,465)
Income tax benefit	-	(1,600)	-	(8,079)
Loss from continuing operations	(10,586)	(1,958)	(26,172)	(10,386)
Loss from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(1,840)	(953)	(5,073)	(2,775)
Loss before cumulative effect of change in accounting principle	(12,426)	(2,911)	(31,245)	(13,161)
Cumulative effect of accounting change, (net of taxes $0 in 2006) (see “Benefit Plans” note)	-	-	427	-
Net loss	$(12,426)	$(2,911)	$(30,818)	$(13,161)

Per share data:
Basic earnings:
Continued operations	$(0.71)	$(0.14)	$(1.72)	$(0.76)
Discontinued operations	(0.12)	(0.07)	(0.33)	(0.20)
Cumulative effect of accounting change	-	-	0.03	-
Net loss	$(0.83)	$(0.21)	$(2.02)	$(0.96)
Diluted earnings:
Continued operations	$(0.71)	$(0.14)	$(1.72)	$(0.76)
Discontinued operations	(0.12)	(0.07)	(0.33)	(0.20)
Cumulative effect of accounting change	-	-	0.03	-
Net loss	$(0.83)	$(0.21)	$(2.02)	$(0.96)
Weighted average common and common equivalent shares outstanding:
Basic	14,899,504	13,973,462	15,226,530	13,699,739
Dilutive	14,899,504	13,973,462	15,226,530	13,699,739

The accompanying notes are an integral part

of these condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2006	2005
Cash flows from operating activities:
Net loss	$(30,818)	$(13,161)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	-
Depreciation and amortization	1,971	2,648
Amortization of warrants	498	149
Impairment loss (see “Intangible Assets, Including Goodwill” note)	1,599	-
Deferred compensation	206	310
Deferred income taxes	-	(9,287)
Unrealized investment (gains)/loss	31,862	9,257
Realized (gains) losses on sale of investments	(23,344)	(3,010)
(Gain) loss on sale of fixed assets, including termination of office lease	(19)	(72)
Services provided in exchange for common stock	5,644	7,156
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	2,600	(6,800)
Securities purchased under agreement to resell	16,748	3,520
Net receivables from customers	(693)	2,239
Securities owned, net	12,284	(117,494)
Other assets	974	404
Net payables to brokers, dealers and clearing agencies	3,145	(1,183)
Net payables to others	2,017	968
Accounts payable and accrued expenses	(4,668)	(22,352)
Net cash provided by (used in) operating activities	20,006	(146,708)
Cash flows from investing activities:
Acquisition of Descap Securities (see “Temporary Capital” note)	(3,270)	-
Purchases of office equipment and leasehold improvements	(2,694)	(1,241)
Sale of office equipment and leasehold improvements	5,051	118
Purchase of Noddings	-	(125)
Purchases of investments	(4,819)	(3,155)
Proceeds from sale of investments	29,090	8,494
Net cash provided by (used in) investing activities	23,358	4,091
Cash flows from financing activities:
Proceeds (payments) of short-term bank loans, net	(18,405)	138,810
Proceeds of notes payable	9,025	306
Payments of notes payable	(26,169)	(5,850)
Payments of obligations under capitalized leases	(1,345)	(1,094)
Proceeds from obligations under capitalized leases	-	219
Proceeds from subordinated debt	159	1,612
Payments on subordinated debt	(1,288)	-
Proceeds from issuance of common stock under stock option plans	55	325
Payments for purchases of treasury stock	(367)	(186)
Net (decrease) increase in drafts payable	(4,592)	9,684
Dividends paid	-	(833)
Net cash provided by (used in) financing activities	(42,927)	142,993
Increase (decrease) in cash	437	376
Cash at beginning of the period	1,926	1,285
Cash at the end of the period	$2,363	$1,661

Non-Cash Investing and Financing Activities

In the first nine months of 2006 and 2005, the Company entered into capital leases for office equipment and leasehold improvements for approximately $0.2 million and $2.6 million, respectively.

In the first nine months of 2006 and 2005, the Company acquired $0 million and $0.8 million, respectively, in office equipment and leasehold improvements where the obligation related to this acquisition is included in accounts payable.

During the first nine months of 2006 and 2005, Intangible assets increased $1.0 million and $2.2 million, respectively, due to additional consideration payable at September 30, 2006 and September 30, 2005 to the Sellers of Descap Securities, Inc.  Up to 75% of this payable may be satisfied with the Company’s stock.

During the first nine months of 2006, the Company converted $0.2 million compensation to subordinated debt.

The accompanying notes are an integral part

of these condensed consolidated financial statements

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

2.	Comprehensive Income

The Company has no components of other comprehensive income; therefore comprehensive income equals net income (loss).

3.	Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

4.	Earnings Per Common Share

The Company calculates its basic and diluted earnings per shares in accordance with Statement of Financial Accounting Standards No. 128, Earnings per share. Basic earnings per share are computed based upon weighted-average shares outstanding.  Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, unexercised options and any contingently issued shares (see “Temporary Capital” note). The weighted-average shares outstanding were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Weighted average shares for basic earnings per share Effect of dilutive common equivalent shares	14,899,504 -	13,973,462 -	15,226,530 -	13,699,739 -
Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	14,899,504	13,973,462	15,226,530	13,699,739

For the three months and nine months ended September 30, 2006, the Company excluded approximately 0.3 million and 0.3 million common stock equivalents, respectively, in its computation of dilutive earnings per share because they were anti-dilutive.  Also, for the three months and nine months ended September 30, 2005, the Company excluded approximately 0.8 million and 0.9 million common stock equivalents, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. In addition, at September 30, 2006, approximately 1.9 million shares of restricted stock awards (see “Benefit Plans” note) which are included in shares outstanding are not included in the basic earnings per share computation because they are not vested as of September 30, 2006.

5.	Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following:

(In thousands of dollars)	September 30 2006	December 31 2005
Adjustment to record securities owned on a trade date basis, net	$17,385	$23,190
Securities borrowed	-	179
Securities failed-to-deliver	4,582	4,086
Commissions receivable	750	2,928
Receivable from clearing organizations	8,252	4,501
Good faith deposits	800	1,337
Total receivables	$31,769	$36,221
Payable to clearing organizations	$45,111	$45,959
Securities failed-to-receive	4,177	4,636
Total payables	$49,288	$50,595

Proprietary securities transactions are recorded on trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the unaudited condensed consolidated statements of financial condition.

6.	Receivables from and Payables to Customers

At September 30, 2006, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional clients.

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this indemnification.  At September 30, 2006, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

7.	Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at:

	September 30, 2006		December 31, 2005
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$94,148	$51,964	$84,983	$50,729
State and municipal bonds	123,932	5,288	124,388	128
Corporate obligations	27,290	67	41,954	760
Corporate stocks	12,033	469	11,542	828
Options	28	-	-	-
Not Readily Marketable Securities
Securities with no publicly quoted market	1,233	-	909	-
Securities subject to restrictions	189	-	2,018	-
Total	$258,853	$57,788	$265,794	$52,445

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

8.	Intangible Assets, Including Goodwill

(In thousands of dollars)	September 30 2006	December 31 2005
Intangible assets
Customer related (amortizable):
Descap Securities, Inc. - Acquisition	$641	$641
Institutional convertible bond arbitrage group - Acquisition	1,017	1,017
Accumulated amortization	(1,147)	(395)
	511	1,263
Goodwill (unamortizable):
Descap Securities, Inc. - Acquisition	24,800	23,763
Institutional convertible bond arbitrage group - Acquisition	-	964
	24,800	24,727
Total Intangible Assets, Including Goodwill	$25,311	$25,990

The carrying amount of goodwill for Descap Securities, Inc. - Acquisition increased by $1.0 million for the nine months ended September 30, 2006, related primarily to additional consideration pursuant to the acquisition agreement (see “Commitments and Contingencies” note).

After a plan to discontinue operations and classify the group as held for sale was approved by the Board of Directors on September 28, 2006, the Institutional convertible bond arbitrage group was tested for impairment in the third quarter.  Fair value was determined for the group based on Management’s forecasts for future cash flows.  A goodwill impairment loss of $1.0 was recognized in discontinued operations as of September 30, 2006.  Amortizable customer related intangibles were also determined to be impaired.  An impairment loss of $0.6 was recognized related to intangible assets in discontinued operations as of September 30, 2006.

Customer related intangible assets are being amortized over 12 years.  Future amortization expense is estimated as follows:

Estimated Amortization Expense (year ended December 31)
2006 - remainder	$13
2007	53
2008	53
2009	53
2010	53
2011	53
Thereafter	233
Total	$511

9.	Investments

The Company’s investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below.

(In thousands of dollars)	September 30 2006	December 31 2005
Carrying Value
Public	$5,591	$40,375
Private	11,144	9,492
Consolidation of Employee Investment Funds, net of Company’s ownership interest	1,401	2,630
Total carrying value	$18,136	$52,497

Investment gains (losses) were comprised of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars)	2006	2005	2006	2005
Public (net realized and unrealized gains and losses)	$(3,756)	$365	$(13,747)	$(6,708)
Private (net realized gains and losses)	5,905	30	5,995	15
Private (net unrealized gains and losses)	(5,720)	3	(766)	446
Investment gains (losses)	$(3,571)	$398	$(8,518)	$(6,247)

iRobot (“IRBT”) accounts for the majority of public investments owned by the Company as of September 30, 2006. At that time, the Company owned approximately 276,000 shares of IRBT worth approximately $5.5 million.  In October 2006 subsequent to quarter end, the company liquidated its remaining position in iRobot realizing $6.4 million in proceeds for October.  In the context of IRBT’s initial public offering (“IPO”), the Company and certain other stockholders of IRBT entered into a lock-up agreement with the managing underwriters of the IPO in which it agreed not to sell IRBT. The lock-up agreement expired during June 2006.  During the nine months ended September 30, 2006, the Company sold 840,000 shares of IRBT for proceeds of approximately $17.8 million.  During the nine months ended September 30, 2006, the Company sold its remaining 1,116,040 shares of Mechanical Technology Incorporated (“MKTY”) for proceeds of approximately $3.3 million.

Privately held investments include an investment of $10.4 million in FA Technology Ventures L.P. (the “Partnership”), which represented the Company’s maximum exposure to loss in the Partnership at September 30, 2006.  The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.  At September 30, 2006 total Partnership capital for all investors in the Partnership equaled $41.3 million.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these financial statements but has only recorded the value of its investment.  FA Technology Ventures Inc. (“FATV”), a wholly-owned subsidiary, is the investment advisor for the Partnership.  Revenues derived from the management of this investment and the Employee Investment Fund for the nine month period ended September 30, 2006 were $1.2 million in consolidation.  On May 23, 2006, FATV announced that one of the portfolio companies of the Partnership was expected to be acquired by Microsoft Corporation.  This acquisition closed in July 2006. For the nine months ended September 30, 2006, the $5.2 million net realized and unrealized gain for private investments was driven primarily by the Company’s gain from the Partnership due to this acquisition by Microsoft Corporation and also by a gain from another private investment held by the Company, which was also acquired by another firm which closed in July 2006.   Both of these partnerships distributed these gains to the Company during the three months ended September 30, 2006 which was the main reason for a $5.9 million realized gain offset by a $5.7 million unrealized loss for the third quarter.

The Company has consolidated its Employee Investment Funds (EIF). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company’s carrying value of this EIF is $0.3 million excluding the effects of consolidation.  The Company has outstanding loans of $0.3 million to the EIF and is also committed to loan an additional $0.3 million to the EIF. The effect of consolidation was to increase Investments by $1.4 million, decrease Receivable from Others by $0.3 million and increase Payable to Others by $1.1 million.  The amounts in Payable to Others relates to the value of the EIF owned by employees.

10.	Payables to Others

Amounts payable to others consisted of the following at:

(In thousands of dollars)	September 30 2006	December 31 2005
Drafts payable	$5,371	$9,963
Payable to Employees for the Employee Investment Funds (see “Investments” footnote)	1,111	1,371
Payable to Sellers of Descap Securities, Inc. (see “Commitments and Contingencies” footnote)	1,036	-
Others	1,031	2,765
Total	$8,549	$14,099

Drafts payable represent amounts drawn by the Company against bank and sight overdrafts under a sweep agreement with a bank.

11.	Notes Payable

The Company’s notes payable include a $13.4 million Term Loan to finance the 2004 acquisition of Descap Securities, Inc.  Interest rate is 2.4 % over the 30-day London InterBank Offered Rate (“LIBOR”) (5.32% at September 30, 2006).  Interest only was payable for first six months, and thereafter monthly payments of $238 thousand in principal and interest over the life of the loan which matures on May 14, 2011.  The $13.4 million Term Loan agreement contains various covenants, as defined in the agreement.  The financial covenants require the modified debt requirement (as defined) will not exceed 1.75 to 1 (for the twelve month period ending September 30, 2006, modified total funded debt to EBITDAR ratio was 0.58 to 1) and operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending September 30, 2006, the operating cash flow to total fixed charge ratio 2.24 to 1).  EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments as defined in the modified term loan agreement. The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenants.

In May 2006, principal payments of $4.9 million and $8.7 million were made to pay off the Company’s $4.9 million Term Loan and $11.0 million Term Loan, respectively, and an additional principal payment of $0.1 million was made on the Company’s $13.4 million Term Loan.

Principal payments for all notes are due as follows:

(In thousands of dollars)
2006	$714
2007	2,857
2008	2,857
2009	2,857
2010	2,857
2011	1,239
Total principal payments remaining	$13,381

12.	Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at September 30, 2006:

(In thousands of dollars)
2006 (remaining)	$501
2007	1,745
2008	1,138
2009	812
2010	581
2011	221
Thereafter	11
Total minimum lease payments	5,009
Less: amount representing interest	593
Present value of minimum lease payments	$4,416

13.	Commitments and Contingencies

Commitments:  As of September 30, 2006, the Company had a commitment, which initially expired in July 2006, to invest up to an additional $3.8 million in FA Technology Ventures, LP (the “Partnership”); however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of September 30, 2006, the Company had an additional commitment, which initially expired in July 2006, to invest up to an additional $0.3 million, in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). The General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

Contingent Consideration:  On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities, Inc., a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2005 through May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.  Based upon Descap’s Pre-Tax Net Income from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at September 30, 2006.  Also, based upon Descap’s pre-tax net income from June 1, 2006 to September 30, 2006, no contingent consideration would be payable to the Sellers.

Retention:  First Albany Capital Inc. had entered into retention agreements with certain of its employees in an amount aggregating $6.8 million.  These amounts were payable to the extent the employee continues to work for First Albany Capital Inc., subject to certain exceptions as defined.  These retention amounts were paid in July 2006.

Leases:  The Company's headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options and escalation clauses, and which expire at various times through 2014. To the extent the Company is provided tenant improvement allowances funded by the lessor, they are amortized over the initial lease period and serve to reduce rent expense.  To the extent the Company is provided free rent periods, the Company recognizes the rent expense over the entire lease term on a straightline basis

In April 2006, the Company entered into a Surrender Agreement with its landlord related to a lease it had signed in 2005, for new office space in New York City.  The Company was a tenant under a sublease dated April 6, 2005, for space located at 1301 Avenue of the Americas, New York, New York ("Premises"). On April 28, 2006, the Company entered into transactions with various parties under which the Company surrendered the Premises and was released from future liability. As a result of the transactions, the Company was released from further liability for rent and other tenant expenses relating to the Premises, was reimbursed approximately $5.0 million for construction costs and cancelled approximately $1.9 million of letters of credit it had issued as security. The financial impact of this transaction was immaterial to the Statement of Operations.

Also, on September 29, 2006, the Company entered into a Third Amendment to Sub-Lease Agreement (the “Amendment”), amending a Sub-Lease Agreement dated August 12, 2003, as previously amended, by and between the Company and Columbia 677, L.L.C. (“Columbia”), a New York limited liability company, for the lease of certain property located at 677 Broadway, Albany, New York (the “Sublease”).  Pursuant thereto and on certain conditions specified therein, the Company will surrender 15,358 square feet of space (the “Surrender Premises”) with respect to which Columbia has agreed to release the Company from its lease obligations under the Sublease.  Under the terms of the Amendment, the Company will vacate a portion of the Surrender Premises on October 9, 2006 and vacate the remainder on October 16, 2006, subject to certain conditions.  At September 30, 2006, the Company had substantially vacated the Surrender Premises.  Thereafter, the Company will continue to sublease and occupy 32,698 square feet of space under the Sublease.  The Company will be required to pay Columbia a Surrender Fee payable in three installments as follows: two installments of $0.2 million due on November 1, 2006 and January 1, 2007, and a third payment of $0.4 due on April 1, 2007, all of which will constitute additional rent under the Sublease.  As part of the Company’s surrender of the space, the Company accelerated $0.2 million of depreciation expense related to the abandoned leasehold improvement.

In September 2006, the Company entered into an agreement to sublease 1,950 square feet of office space at the Company’s Boston location.  Under the terms of the sublease agreement, the subtenant will pay the Company a total of $0.7 million over the term of the sublease.

 Future minimum annual lease payments, and sublease rental income, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2006 remaining	$2,085	$353	$1,732
2007	7,431	1,047	6,384
2008	6,075	810	5,265
2009	2,733	100	2,633
2010	2,433	100	2,333
2011	2,360	100	2,260
Thereafter	6,662	190	6,472
Total	$29,779	$2,700	$27,079

Litigation:  In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”).  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration.  Discovery is currently underway.  The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.  However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

In connection with the termination of Arthur Murphy’s employment by First Albany Capital as Executive Managing Director, Mr. Murphy filed an arbitration claim against First Albany Capital, Alan Goldberg, former President and Chief Executive Officer, and George McNamee, Chairman of First Albany Companies Inc. with the National Association of Securities Dealers on June 24, 2005.  Mr. Murphy was a director of the Company until his term expired in May, 2006.  The claim alleges damages in the amount of $8 million based on his assertions that he was fraudulently induced to remain in the employ of First Albany Capital.  Hearings in this matter commenced in the third quarter and are scheduled to continue in the fourth quarter of 2006.  The Company believes the claim lacks merit and intends to vigorously defend against such claim.  However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company’s wholly owned subsidiary Descap Securities Inc. (“Descap”) acted as the seller in a series of purchases by a large institutional customer of collateralized mortgage securities (the “Bonds”) from April through June 2006.  In these transactions, Descap acted as “riskless principal,” insofar as it purchased the Bonds from a third party and immediately resold them to the customer.  The customer who purchased the Bonds has claimed that Descap misled the customer through misrepresentations and omissions concerning certain fundamental elements of the Bonds and that the customer would not have purchased the Bonds had it not been misled by Descap.  By letter of September 14, 2006, the customer has claimed that the Company and Descap are liable to the customer for damages in an amount in excess of $21 million and has threatened litigation if the dispute is not resolved.  The Company and Descap have denied that Descap is responsible for the customer’s damages and intend to defend vigorously any litigation that the customer may commence.  The Company and Descap are in discussions with the customer in an attempt to resolve the dispute.  The outcome of this dispute is highly uncertain, however, and an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Collateral:  The fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities consisted of the following as of:

(In thousands of dollars)	September 30 2006	December 31 2005
Securities purchased under agreements to resell	$11,016	$27,804
Securities borrowed	-	177
Total	$11,016	$27,981

Letters of Credit:  The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $0.2 million at September 30, 2006, and collateralized by Company securities with a market value of $0.2 million.

Other:  In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP (“Ardent”), an investment fund in which Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of September 30, 2006 the value of the Company’s investment in Ardent is $0.2 million and is classified as securities owned on the unaudited condensed consolidated statements of financial condition.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business.  Also, the Company may purchase and sell securities on a when-issued basis.  As of September 30, 2006, the Company had $1.3 million outstanding underwriting commitments and had purchased $7.0 million and sold $25.0 million securities on a when-issued basis.

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

15.	Subordinated Debt

A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The New York Stock Exchange has approved the Company’s subordinated debt agreements related to the Plan.  Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  Principal debt repayment requirements, which occur on about April 15th of each year, as of September 30, 2006, are as follows:

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

Unearned Compensation

The Company has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock.  Unearned compensation related to restricted common stock awarded under these plans was previously classified in Stockholders’ Equity as unearned compensation.  Upon the Company’s adoption of FAS 123(R) (see “Benefit Plans” note to the unaudited condensed consolidated financial statements), this amount is now classified in Stockholders’ Equity as a reduction of Additional Paid-In Capital.

17.	Income Taxes

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

The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The Company has recorded a valuation allowance as a result of uncertainties related to the realization of its net deferred tax asset of approximately $20.1 million at September 30, 2006, and $9.2 million at December 31, 2005. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past two years and the difficulty of forecasting future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit of the deferred tax assets will not be realized.

In the event actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

18.	Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock, which expire at various times through April 30, 2015.  In April 2006, the Board of Directors authorized an additional 500,000 shares to be granted under the 1999 LTIP Plan. The following is a recap of all plans as of September 30, 2006:

Share awards authorized for issuance	10,606,015
Share awards used:
Stock options granted and outstanding	2,140,798
Restricted stock awards granted and unvested	1,878,119
Options exercised and restricted stock awards vested	5,299,570
Stock options expired and no longer available	230,142
Total share awards used	9,548,629

Share awards available for future awards	1,057,386

For the nine month period ended September 30, 2006, including the cumulative effect of accounting change for 2006, total compensation expense for share based payment arrangements was $5.6 million and the related tax benefit was $0. There were no significant modifications or plan design changes made during the nine month period ended September 30, 2006. At September 30, 2006, the total compensation expense related to non-vested awards not yet recognized is $9.7 million, which is expected to be recognized over the remaining weighted average vesting period of 1.7 years. The amount of cash used to settle equity instruments granted under share based payment arrangements during the nine month period ended September 30, 2006 was $0.1 million.

The following table reflects the effect on net income if the fair value based method had been applied to all outstanding and unvested stock options for the three month and nine month periods ended September 30, 2005:

	Three Months Ended September 30 2005	Nine Months Ended September 30 2005
(In thousands of dollars except for per share amounts)
Net income (loss), as reported	$(2,911)	$(13,161)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	58	188
Less: Total stock-based employee compensation expense determined under fair value based method for all stock awards, net of tax	(214)	(765)
Pro forma net income (loss)	$(3,067)	$(13,738)
Earnings per share
As reported
Basic	$(0.21)	$(0.96)
Diluted	$(0.21)	$(0.96)
Pro forma
Basic	$(0.22)	$(1.00)
Diluted	$(0.22)	$(1.00)

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

For the nine month period ended September 30, 2006, the effect of adopting FAS 123(R) was to decrease the loss from continuing operations by $0.1 million, decrease the loss before income taxes by $0.1 million, decrease the net loss by $0.1 million, increase cash flow from operations by $0, increase cash flow from financing activities by $0, increase the basic loss per share by $0.0 and increase the diluted loss per share by $0.0.

Options:  Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire ten years after grant date.  Unvested options are typically forfeited upon termination.  Option transactions for the nine month period ended September 30, 2006, under the plans were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2005	2,492,809	$8.40
Options granted	-	-
Options exercised	(9,468)	$5.77
Options terminated	(342,543)	$8.32
Balance at September 30, 2006	2,140,798	$8.43

Options are exercisable when they become fully vested.  The intrinsic value of options exercised during the nine month periods ending September 30, 2006 and 2005 was $7 thousand and $133 thousand, respectively.  The amount of cash received from the exercise of stock options during the nine month period ended September 30, 2006 was $55 thousand. The tax benefit realized from the exercise of stock options during the nine month period ended September 30, 2006 was $0. Shares issued by the Company as a result of the exercise of stock options may be issued out of Treasury or authorized shares available. At September 30, 2006, 2,092,570 options were exercisable with an average exercise price of $8.33, and a remaining average contractual term of 4.6 years.  At September 30, 2006, 2,140,798 options outstanding had an intrinsic value of $0.

The Black-Scholes option pricing model is used to determine the fair value of options granted. There were no options granted for the nine month period ended September 30, 2006.  Significant assumptions used to estimate the fair value of share based compensation awards include the following:

2005
Expected term-option (in years) Expected volatility Expected dividends Risk-free interest rate	5.34 41% 2.97% 3.8%

Since no options were granted during the first nine months of 2006, the above assumptions have not been established for 2006.

Restricted Stock: Restricted stock awards under the plans have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 3-4 years. Unvested restricted stock awards are typically forfeited upon termination although there are certain award agreements that may continue to vest subsequent to termination as long as other restrictions are followed. The amortization related to unvested restricted stock awards that continue to vest subsequent to termination is accelerated upon the employees’ termination.  Restricted stock awards for the nine month period ended September 30, 2006, under the plans were as follows:

	Unvested Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Balance at December 31, 2005	2,234,325	$10.37
Granted	932,210	$4.58
Vested	(991,615)	$10.31
Forfeited	(296,801)	$9.87
Balance at September 30, 2006	1,878,119	$7.65

The total fair value of awards vested, based on the fair market value of the stock on the vest date, during the nine month periods ending September 30, 2006 and 2005 was $5.8 million and $4.4 million, respectively.  The weighted average grant date fair value of restricted stock awards granted during the nine month period ended September 30, 2005 was $9.30.

19.	Net Capital Requirements

First Albany Capital is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  First Albany Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of September 30, 2006, First Albany Capital had aggregate net capital, as defined, of $21.2 million, which equaled 488.4% of aggregate debit balances and $20.2 million in excess of required minimum net capital.

Descap is subject to the Securities and Exchange Commission Uniform Net Capital Rule, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined by the rule, shall not exceed 15:1.  The rule also provides that capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10:1.  As of September 30, 2006, Descap had net capital of $3.5 million, which was $3.3 million in excess of its required net capital.  Descap’s ratio of Aggregate Indebtedness to Net Capital was .87 to 1.

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

In May 2006, the Company discontinued its Taxable Fixed Income segment.  In September 2006, the Company discontinued its Institutional Convertible Bond Arbitrage Advisory business, which was previously included in the Other segment.  Both the Taxable Fixed Income Segment and Convertible Bond Arbitrage Advisory business are now included in Discontinued operations.

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

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments, and realized gains and losses as a result of sales of equity holdings.  The Company’s venture capital business generates revenue through the management of a private equity fund.  This segment also includes results related to the Company’s investment in these private equity funds and any gains or losses that might result from those investments.

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

Information concerning operations in these segments is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars)	2006	2005	2006	2005
Net revenue (including net interest income)
Equities	$10,601	$15,996	$49,501	$43,173
Fixed Income
Municipal Capital Markets	7,809	11,366	26,334	28,424
Fixed Income-Other	2,871	1,271	4,258	5,314
Descap Securities	2,880	3,660	14,623	14,481
Total Fixed Income	13,560	16,297	45,215	48,219
Other	(2,596)	1,391	(6,698)	(1,779)
Total Net Revenue	$21,565	$33,684	$88,018	$89,613
Net interest income (included in total net revenue)
Equities	$6	$2	$(10)	$13
Fixed Income
Municipal Capital Markets	(323)	(154)	(772)	(56)
Fixed Income-Other	(233)	(164)	(705)	(297)
Descap Securities	(317)	427	(558)	1,901
Total Fixed Income	(873)	109	(2,035)	1,548
Other	530	299	(83)	863
Total Net Interest Income (Expense)	$(337)	$410	$(2,128)	$2,424
Pre-tax Contribution (Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle)
Equities	$(985)	$(389)	$2,782	$(5,188)
Fixed Income
Municipal Capital Markets	1,085	2,883	4,332	6,198
Fixed Income-Other	1,629	416	1,549	2,253
Descap Securities	(1,154)	(940)	(539)	1,350
Total Fixed Income	1,560	2,359	5,342	9,801
Other	(11,161)	(5,528)	(34,296)	(23,078)
Total Pre-tax Contribution	$(10,586)	$(3,558)	$(26,172)	$(18,465)
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Equities	$164	$232	$519	$772
Fixed Income
Municipal Capital Markets	66	86	195	281
Fixed Income-Other	6	8	18	28
Descap Securities	25	30	81	93
Total Fixed Income	97	124	294	402
Other	447	739	1,510	1,412
Discontinued operations	2	104	146	211
Total	$710	$1,199	$2,469	$2,797

The following table reflects revenues for the Company’s major products and services:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars)	2006	2005	2006	2005
Capital Markets (Fixed Income & Equities)
Net revenue
Institutional Sales & Trading
Equities	$7,112	$10,387	$27,456	$31,605
Fixed Income	11,194	7,671	32,886	25,985
Total Institutional Sales & Trading	18,306	18,058	60,342	57,590
Investment Banking
Equities	3,474	5,594	22,034	11,508
Fixed Income	3,230	8,520	14,102	20,659
Total Investment Banking	6,704	14,114	36,136	32,167
Net Interest Income/Other	(849)	121	(1,762)	1,635
Total Net Revenues	$24,161	$32,293	$94,716	$91,392

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

21.	Discontinued Operations

During the three-month period ending September 30, 2006, the Company committed to a plan to dispose of its Institutional convertible bond arbitrage advisory group.  Accordingly, the Company will account for the disposition of the convertible bond arbitrage group as discontinued operations.  It is expected that the disposition will be complete by the first quarter of 2007.  As such, the Company is not currently in a position to provide estimates of the disposal charges or any related cash expenditures the Company may incur in connection with the decision.  The Company does not, however, expect that the charges will constitute a material charge for us under generally accepted accounting principles or that any related cash expenditures will be material in amount.

Additionally. in May 2006, the Company closed its Taxable Fixed Income corporate bond division.  In February 2005, the Company sold its asset management operations, other than its institutional convertible arbitrage group, and, in 2000 sold its Private Client Group.  The Company continues to report the receipt and settlement of pending contractual obligations related to these transactions as discontinued operations.

Amounts reflected in the unaudited condensed consolidated statements of operations are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars)	2006	2005	2006	2005
Net revenues:
Asset management operations	$-	$-	$-	$161
Convertible bond arbitrage	193	136	341	507
Private Client Group	-	-	-	50
Taxable Fixed Income	28	3,338	3,083	12,220
Total net revenues	221	3,474	3,424	12,938
Expenses:
Asset management operations	-	-	14	476
Convertible bond arbitrage	366	261	1,025	932
Convertible bond arbitrage-Impairment loss	1,599	-	1,599	-
Private Client Group	-	(71)	227	164
Taxable Fixed Income	96	4,881	5,632	16,033
Total expenses	2,061	5,071	8,497	17,605
Loss before income taxes	(1,840)	(1,597)	(5,073)	(4,667)
Income tax benefit	-	(644)	-	(1,892)
Loss from discontinued operations, net of taxes	$(1,840)	$(953)	$(5,073)	$(2,775)

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Convertible Bond Arbitrage

The revenues and expenses for the institutional convertible bond arbitrage advisory group of the periods above reflect the activity of that operation through September 30, 2006.  The Company had allocated interest expense to the convertible bond arbitrage group operation in the amounts of $5 thousand and $54 thousand, for the three months ended September 2006 and 2005, and $111 thousand and $139 thousand for the nine months ended September 30, 2006 and 2005, respectively, based on debt identified as being specifically attributed to those operations.  For information on the impairment loss see the “Intangible Assets, Including Goodwill” note.  At September 30, 2006 the institutional convertible bond arbitrage advisory group had total assets of approximately $206 thousand of which, $197 thousand represents receivables from clients included in other receivables on the Statement of Condition.  All other balance sheet amounts related to the convertible bond arbitrage advisory group are not considered individually material to the financial statement caption in which they reside.

Taxable Fixed Income

The revenue and expense of the Taxable Fixed Income corporate bond division for the three months and nine months ended September 30, 2005 represents the activity of the operation during that time period.  The revenues and expense of the Taxable Fixed Income corporate bond division for the nine months ended September 2006 include the activity of the operation, $1.7 million of costs related to closing of this division, all of which was paid prior to September 30, 2006, as well as other various residual activity.

Asset Management Operations

The revenue and expense of the Asset Management operations for the periods presented above reflect the activity of that operation through February 2005 when it was sold, while the 2006 activity reflects write-downs of receivables related to this operation prior to its sale.

Private Client Group

The revenues and expenses of the Private Client Group for the periods presented above relate primarily to the resolution of certain legal matters which were related to the operations prior to its disposal.

22.	Subsequent Events

In October 2006, the Company consolidated its office space in New York City by moving its subsidiary, Descap Securities, Inc. from its current location on Madison Avenue, New York, to the Company’s current location at Penn Plaza, New York.  The Company anticipates a charge of $0.3 million in the fourth quarter related to this move.

Also, in October 2006, the company liquidated its remaining position in iRobot (see “Investment” note) realizing $6.4 million in proceeds for October.

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

The Company’s Equities segment is comprised of Equity Sales and Trading and Equities Investment Banking services.  Equities Sales and Trading provides equity trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing equity transactions, trading gains and losses from market making activities and capital committed to facilitating customer transactions and fees received for equity research.  Equities Investment Banking generates revenues by providing financial advisory, capital raising, mergers and acquisitions, and restructuring services to small and mid-cap companies focusing primarily on the healthcare, energy and powertech sectors of the economy.

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

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital business, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments and realized gains and losses as a result of sales of equity holdings.  The Company’s venture capital business generates revenue through the management of a private equity fund.  This segment also includes results related to the Company’s investment in these private equity funds and any gains or losses that might result from those investments.

The Company believes it has an opportunity to become one of the premier investment banking boutiques serving the middle market, which the Company believes is largely an under-served market.  The Company has focused on growing its middle market position by broadening its product line through acquisition and investments in key personnel and shedding non-core and non-growth businesses.   In the second quarter of 2006, the Company ceased operations in the Taxable Fixed Income division due to a changing business environment and continued revenue declines.  In the third quarter of 2006, the Company determined that it will dispose of its convertible arbitrage advisory group due to a continued decline of assets under management.

Business Environment

Investment banking revenues are driven by overall levels of capital raising activities in the marketplace and particularly the sectors and jurisdictions that we focus on.  Public offering activity showed a decrease over year ago levels with public follow-on activity down 51 percent in terms of dollar volume while the number of transactions decreased 37 percent.  Initial public offering transactions were down 61 percent year-over-year and dollar volume decreased 53 percent compared to the third quarter of 2005.  The economic sectors of healthcare, energy and powertech comprised of 36 percent of the public follow-on activity and 27 percent of the total initial public offering activity for the third quarter of 2006.   Negotiated underwriting deals from our major markets of New York, California and Texas declined 37 percent year-over-year in terms of total dollar volume while the number of transactions decreased 21 percent compared to the third quarter of 2005.  (Source: Commscan and SCD Platinum)

In the equity markets, NYSE daily trading volume was up 4 percent while the NASDAQ composite daily trading volume increased 12 percent.  Equity Sales and Trading revenues are dependent on trading volumes, commission rates and the value of our research product and other services that we can provide to our clients.  Our client’s ability to now execute trades electronically through the internet and other alternative platforms have increased commission rate pressures on our sales and trading business.   Beginning in June 2006, one of the Company’s largest institutional brokerage clients in terms of commission revenue, Fidelity Management and Research Company began to separate payments for research services and services for trading commissions for brokerage services, instead of compensating research services through trading commissions.   The results of these changes in business environment have decreased commissions revenues from Fidelity compared to 2005, but have not had a material impact on commission rates from our other institutional clients.  If other institutional equity clients adopt similar practices, this trend can continue to have a negative impact on our commission revenue.  As of October 24, 2006, Equity research covered 220 stocks through 15 publishing analysts focusing on the healthcare, energy and technology sectors. (Source: Factset)

In the fixed income markets, secondary market activity for asset backed products continues to be negatively impacted by a flat and at times, inverted yield curve.  During the third quarter of 2006, the average net spread between the 10 year Treasury note and 2 year Treasury note was -0.036 percent. In addition, price transparency in the secondary corporate bond market and price and coupon compression in the mortgage-backed market continues to negatively impact spreads.   (Source: U.S. Treasury Department)

Financial Overview

Three Months Ended September 30, 2006

For the quarter ended September 30, 2006, net revenues from continuing operations were $21.6 million, compared to $33.7 million for the third quarter of 2005. Excluding investment gains and losses, net revenues from continuing operations were $25.1 million, down 24.5 percent compared to the third quarter of 2005.  For the third quarter of 2006, the Company reported a loss from continuing operations before income taxes of $10.6 million compared to a loss of $3.6 million for the third quarter of 2005. The Company reported a net loss of $12.4 million, or $0.83 per diluted share, for the third quarter of 2006, compared to a net loss of $2.9 million, or $0.21 per diluted share, for the third quarter of 2005.

	Three Months Ended
	September 30
(In thousands of dollars)	2006	2005
Revenues:
Commissions	$2,643	$4,348
Principal transactions	14,846	13,725
Investment banking	7,640	14,346
Investment gains (losses)	(3,571)	398
Interest	3,092	3,806
Fees and other	344	457
Total revenues	24,994	37,080
Interest expense	3,429	3,396
Net revenues	21,565	33,684
Expenses (excluding interest):
Compensation and benefits	21,493	25,842
Clearing, settlement and brokerage costs	1,546	2,333
Communications and data processing	2,945	3,131
Occupancy and depreciation	3,379	3,213
Selling	992	1,470
Other	1,796	1,253
Total expenses (excluding interest)	32,151	37,242
Loss before income taxes	(10,586)	(3,558)
Income tax benefit	-	(1,600)
Loss from continuing operations	(10,586)	(1,958)
Loss from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(1,840)	(953)
Loss before cumulative effect of change in accounting principles	(12,426)	(2,911)
Cumulative effect of accounting change, (net of taxes $0 in 2006)	-	-
Net loss	$(12,426)	(2,911)

Net interest income:
Interest income	$3,092	$3,806
Interest expense	3,429	3,396
Net interest income/(loss)	$(337)	$410

Net Revenue

Net revenue decreased $12.1 million, or 36.0 percent, in the third quarter of 2006 to $21.6 million led by a decline in investment banking revenue of $6.7 million and a decline in investment gains (losses) of $4.0 million.  Excluding the impact of investment gains related to the Company’s investment portfolio, net revenue decreased 24.5 percent.    A decrease in equity listed commission revenue resulted in a 39.2 percent decrease in commission revenue. Principal transaction revenue was up 8.2 percent compared to the third quarter of 2005 as a result of increases in net revenue from Fixed Income Middle Markets and municipal sales and trading which were offset to a certain extent by a decline in NASDAQ principal transactions.  The decline in investment banking revenue was due to a decrease in public offering and advisory revenue in Equity Investment Banking and a decrease in underwriting revenue in Public Finance.  Fees and other revenue decreased 24.8 percent primarily as a result of a decrease in management fees from the Company’s venture capital business.  Net interest income of a negative $0.3 million represented a 182 percent decrease compared to the third quarter of 2005. Rising short-term inventory financing rates coupled with a flat to inverted yield curve drove the unfavorable variance.

Non-Interest Expense

Non-interest expense decreased $5.1 million, or 13.7 percent, to $32.2 million in the third quarter of 2006.

Compensation and benefits expense decreased $4.3 million or 16.8 percent to $21.5 million.  The decrease was primarily driven by a decrease in incentive compensation expense of $4.3 million as a result of lower net revenues in Equities and Municipal Capital Markets, a decrease in sales related compensation of $0.8 million as a result of lower commission revenues in Descap and investment banking credits in Municipal Capital Markets were offset by an increase in retention compensation of $0.8 million.  Average full time headcount for continuing operations declined 13 percent.

Clearing, settlement, and brokerage costs of $1.5 million represented a 33.7 percent decline versus the prior year.  A decrease in electronic communications network (“ECN”) expense, SEC transaction fee expense and floor brokerage expense in Equities due to lower trading volumes by both the NASDAQ and listed desks drove the variance.

Communications and data processing costs decreased $0.2 million or 6.0 percent, due to a decrease in data processing costs which is the result of lower trading volumes and more favorable pricing from the firm’s back office vendor.

Occupancy and depreciation expense increased 5.2 percent, or $0.2 million to $3.4 million.  An increase in lease related costs of $0.5 million were offset by a reduction in depreciation expense of $0.4 million. During the quarter, the Company incurred $1.0 million in impairment expenses related to surrendering a portion of the company’s Albany and Boston offices.

Selling expense was down 32.5 percent, or $0.5 million, in the third quarter of 2006 as a result of a decrease in travel and entertainment expense and promotional expenses.

Other expense increased $0.5 million, or 43.2 percent, in the third quarter of 2006.  The unfavorable variance was driven by a $0.6 million increase in expenses related to various legal matters.

The Company did not recognize any income tax benefit in the third quarter of 2006 due to the valuation allowance recorded related to the Company’s deferred tax asset.  The valuation allowance was recorded as a result of uncertainties as to the realization of the deferred tax asset after weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past two years and the difficulty of forecasting future taxable income.  Income tax benefit from continuing operations for the 2005 third quarter was $1.6 million.  Refer to the “Income Tax” note of the unaudited Consolidated Financial Statements for more detail.

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

Equities	Three Months Ended September 30,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Sales and Trading	$7,112	$10,387	-31.5%
Investment Banking	3,474	5,594	-37.9%
Net Interest / Other	15	15	0%
Total Net Revenue	$10,601	$15,996	-33.7%

Pre-Tax Contribution	$(985)	$(389)	-153.2%

Q3 2006 vs. Q3 2005

Net revenues in Equities decreased $5.4 million, or 33.7 percent, to $10.6 million in the third quarter of 2006. In the third quarter 2006, Equities represented 42.2 percent of consolidated net revenue excluding the impact of investment gains and losses, compared to 48.1 percent in the same period in 2005. In Equity Sales and Trading, NASDAQ net revenue was down 28.6 percent to $4.8 million and listed net revenue of $2.3 million was down 37.1 percent relative to the same period in 2005.  Both NASDAQ and listed desks experienced declines in commission revenue due to declines in customer volume and pressure on commission rates which were partially offset by a reduction in trading losses from market making activities and facilitation of customer transactions.  Equity Investment Banking net revenues decreased 37.9 percent or $2.1 million versus the same period in the prior year.  Public offering related revenue was down $0.9 million to $1.2 million and advisory and private placement revenue decreased $0.9 million to $3.0 million.  In terms of volume, Investment Banking completed eight transactions in the third quarter 2006 compared to nine transactions in the third quarter of 2005.  Profitability was negatively impacted primarily by the decrease in net revenues mitigated to a certain extent by decreases in compensation costs and clearing & settlement charges.

Fixed Income	Three Months Ended September 30,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Sales and Trading	$11,194	$7,671	45.9%
Investment Banking	3,230	8,520	-62.1%
Net Interest / Other	(864)	106	-915.1%
Total Net Revenue	$13,560	$16,297	-16.8%

Pre-Tax Contribution	$1,560	$2,359	-33.9%

Q3 2006 vs. Q3 2005

Fixed Income net revenue declined 16.8 percent or $2.7 million, to $13.6 million in the third quarter of 2006. An increase in sales and trading revenue of $3.5 million was offset by decreases in investment banking revenue of $5.3 million and $1.0 million in net interest income/other.  Fixed Income Investment Banking net revenue of $3.2 million represented a 62.1 percent decrease compared to the same period in the prior year primarily due to a decrease in Public Finance underwriting activity.  Sales and Trading net revenue was up 45.9 percent to $11.2 million primarily as a result of  increases in net revenue from municipal sales and trading of $1.8 million and Fixed Income Middle Markets of $1.8 million.  The decline in total net revenues contributed to the negative impact on profitability for the third quarter of 2006.

Other	Three Months Ended September 30,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Investment Gains / (Losses)	$(3,571)	$398	-997.2%
Net Interest / Other	975	993	-1.8%
Total Net Revenue	$(2,596)	$1,391	-286.7%

Pre-Tax Contribution	$(11,161)	$(5,528)	-101.9%

Q3 2006 vs. Q3 2005

Other net revenue decreased $4.0 million for the third quarter of 2006 compared to the same period in 2005, due to a decrease in investments gains (losses) of $4.0 million.  Profitability was negatively impacted primarily by the decrease in investments gains (losses), a $0.8 million accrual related to the Company’s employee retention program and $0.5 million increase in legal expense.

Nine Months Ended September 30, 2006

For the nine months ended September 30, 2006, net revenues from continuing operations were $88.0 million, compared to $89.6 million for the nine months ended September 30, 2005. Excluding investment gains and losses, net revenues from continuing operations were $96.5 million compared to $95.9 million for the first nine months of 2005.  For the nine months ended September 30, 2006, the Company reported a loss from continuing operations before income taxes of $26.2 million compared to a loss of $18.5 million for the nine months ended September 30, 2005. The Company reported a net loss of $30.8 million, or $2.02 per diluted share, for the first nine months of 2006, compared to a net loss of $13.2 million, or $0.96 per diluted share, for the first nine months of 2005.

	Nine Months Ended
	September 30
(In thousands of dollars)	2006	2005
Revenues:
Commissions	$9,562	$13,533
Principal transactions	50,179	44,662
Investment banking	37,344	32,322
Investment gains (losses)	(8,518)	(6,247)
Interest	9,713	11,253
Fees and other	1,579	2,919
Total revenues	99,859	98,442
Interest expense	11,841	8,829
Net revenues	88,018	89,613
Expenses (excluding interest):
Compensation and benefits	81,929	74,600
Clearing, settlement and brokerage costs	5,033	7,025
Communications and data processing	8,902	9,412
Occupancy and depreciation	8,474	8,184
Selling	3,732	4,564
Other	6,120	4,293
Total expenses (excluding interest)	114,190	108,078
Loss before income taxes	(26,172)	(18,465)
Income tax benefit	-	(8,079)
Loss from continuing operations	(26,172)	(10,386)
Loss from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(5,073)	(2,775)
Loss before cumulative effect of change in accounting principles	(31,245)	(13,161)
Cumulative effect of accounting change, (net of taxes $0 in 2006)	427	-
Net loss	$(30,818)	$(13,161)

Net interest income:
Interest income	$9,713	$11,253
Interest expense	11,841	8,829
Net interest income/(loss)	$(2,128)	$2,424

Net Revenue

Net revenue for the first nine months of 2006 was $88.0 million, a decrease of $1.6 million, or 1.8 percent.    Strong revenue growth in Equities Investment Banking and Fixed Income Sales and Trading were offset by decreases in Equities Sales and Trading and Fixed Income Investment Banking.  Commission revenues were down 29.3 percent due to a decrease in equity listed commission revenue.  Principal transaction revenue increased 12.4 percent compared to the first nine months of 2005 as a result of an increase in municipal sales and trading and mortgage backed securities / asset backed securities slightly offset by decreases in Fixed Income Middle Markets and NASDAQ trading. Investment banking revenues increased by $5.0 million or 15.5 percent as a result of higher transaction volumes and an increase in average fee size from Equities Investment Banking.  Fees and other revenue decreased $1.3 million primarily as a result of the Company’s sale of their NYSE seat in 2005.  Net interest income decreased 187.8 percent due to rising short-term inventory financing rates and $0.9 million in costs associated with refinancing the Company’s senior debt.

Non-Interest Expense

Non-interest expense increased $6.1 million, or 5.7 percent, to $114.2 million for the nine months ended September 30, 2006.

Compensation and benefits expense increased $7.3 million or 9.8 percent to $81.9 million.  The increase is primarily driven by increases in incentive compensation expense of $2.1 million primarily as a result of higher net revenues in Equities, retention compensation of $6.8 million and sales related compensation of $0.8 million mitigated to a certain extent by decreases in salary expense of $2.5 million.  The decline in salary expense was the result of a 10 percent decline in average full time headcount for continuing operations.

Clearing, settlement, and brokerage costs for the first nine months of 2006 were $5.0 million, a decrease of 28.4 percent or $2.0 million.  A decrease in electronic communications network (“ECN”) expense of $1.0 million, SEC transaction fee expense of $0.4 million, commission fees of $0.1 million and floor brokerage expense of $0.1 million in Equities due to lower trading volumes by both the NASDAQ and listed desks primarily drove the variance.

Communications and data processing costs decreased $0.5 million or 5.4 percent due to lower trading volumes in Equities and a reduction in market data services.

Occupancy and depreciation expense of $8.5 million remained relatively unchanged compared to the first nine months of 2005.  For the first nine months of 2006, the Company incurred $1.8 million in costs related the Company’s additional office space in New York City and surrendering a portion of the Company’s leases in it’s Albany and Boston offices.  For the first nine months of 2005, the Company incurred $1.3 million in costs related to the Company’s additional office space in New York City and San Francisco.

Selling expense was down 18.2 percent, or $0.8 million, for the first nine months of 2006 as a result of a decrease in travel and entertainment expense and promotional expenses.

Other expense increased $1.8 million, or 42.5 percent, for the first nine months of 2006.  The increase was driven by $1.9 million increase in expenses relating to various legal matters.

The Company did not recognize any income tax benefit for the first nine months of 2006 due to the valuation allowance recorded related to the Company’s deferred tax asset.  The valuation allowance was recorded as a result of uncertainties as to the realization of the deferred tax asset after weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past two years and the difficulty of forecasting future taxable income.  Income tax benefit from continuing operations for the first nine months of 2005 was $8.1 million.  Refer to the “Income Tax” note of the unaudited Consolidated Financial Statements for more detail.

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

Equities	Nine Months Ended September 30,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Sales and Trading	$27,456	$31,605	-13.1%
Investment Banking	22,034	11,508	91.5%
Net Interest / Other	11	60	-81.7%
Total Net Revenue	$49,501	$43,173	14.7%

Pre-Tax Contribution	$2,782	$(5,188)	153.6%

YTD 2006 vs. YTD 2005

Net revenues in Equities increased $6.3 million, or 14.7 percent, to $49.5 million for the first nine months of 2006. In the nine months ending September 30, 2006, Equities represented 51.3 percent of consolidated net revenue excluding the impact of investment losses, compared to 45.0 percent in the same period 2005. In Equity Sales and Trading, NASDAQ net revenue was down 5.3 percent or $1.1 million to $19.2 million.  The decrease was driven by a $3.5 million decrease in credits offset by lower trading losses of $2.4 million.  Listed net revenue of $8.2 million was down 27.2 percent or $3.1 million compared to the same period in 2005 as a result of a decline in commission revenue of $3.9 million partially offset by a decrease in trading losses of $0.9 million.  Driving the increase in Equities Investment Banking revenues was an increase in advisory and private placement revenue of $5.2 million to $11.4 million and an increase in public offering net revenues of $4.8 million to $11.5 million.  In terms of volume, Investment Banking completed 34 transactions for the first nine months of 2006 compared to 23 in the same period of 2005.  Profitability was favorably impacted by an increase in net revenues, improved compensation margins, and decreases in clearance, communication and selling expenses reduced to some extent by an increase in legal costs.

Fixed Income	Nine Months Ended September 30,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Sales and Trading	$32,886	$25,985	26.6%
Investment Banking	14,102	20,659	-31.7%
Net Interest / Other	(1,773)	1,575	-212.5%
Total Net Revenue	$45,215	$48,219	-6.2%

Pre-Tax Contribution	$5,342	$9,801	-45.5%

YTD 2006 vs. YTD 2005

Fixed Income net revenue declined 6.2 percent for the first nine months of 2006.  Increases in revenues from Fixed Income Sales and Trading were offset by decreases in Fixed Income Investment Banking and net interest / other. Contributing to the decline in Fixed Income Investment Banking, Public Finance net revenue was down as a result of a decline in underwriting activity.  Underwriting related revenue was down $6.1 million or 41.6 percent and public finance advisory fees were down $0.3 million or 11.4 percent when compared to the first nine months of 2005.  Fixed Income Sales and Trading revenue was up 26.6 percent or $6.9 million compared to the same period in the prior year primarily due to continuing strength in the municipal sales and trading group and Descap due to several large customer trades that were executed in the second quarter of 2006.  Increases in net revenue from municipal sales and trading of $4.3 million and mortgage backed securities / asset backed securities of $2.7 million were slightly offset by a decline in net revenue from Fixed Income Middle Markets of $0.1 million.  Profitability was negatively impacted primarily by the decline in net revenues of $3.0 million, an unfavorable shift of revenue mix which led to higher compensation costs of $1.3 million and increase in market data services of $0.4 million.

Other	Nine Months Ended September 30,
(In thousands of dollars)	2006	2005	2006 V 2005
Net revenue
Investment Gains / (Losses)	$(8,518)	$(6,247)	-36.4%
Net Interest / Other	1,820	4,468	-59.3%
Total Net Revenue	$(6,698)	$(1,779)	-276.5%

Pre-Tax Contribution	$(34,296)	$(23,078)	-48.6%

YTD 2006 vs. YTD 2005

Other net revenue was down $4.9 million compared to the prior year as a result of a decrease in fee and other income of $1.5 million, a decrease in net interest of $0.9 million due primarily to a charge related to refinancing the Company’s senior debt and a $2.3 million loss in the Company’s investments.  Profitability was negatively impacted primarily by the reduction in net revenues, a $6.8 million accrual related to the Company’s retention program and an increase in expenses relating to various legal matters of $0.8 million.

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

Short-term Bank Loans and Notes Payable

Short-term bank loans are made under a variety of bank lines of credit totaling $250 million of which approximately $132 million is outstanding at September 30, 2006.  These bank lines of credits consist of credit lines that the Company has been advised are available but for which no contractual lending obligation exist and are repayable on demand.  These loans are collateralized by eligible securities, including Company-owned securities, subject to certain regulatory formulas.  At September 30, 2006, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned and receivables from brokers, dealers and clearing agencies, of $157.3 million.

The Company’s notes payable include a $13.4 million Term Loan to finance the 2004 acquisition of Descap Securities, Inc., which interest rate is 2.4 % over the 30-day London InterBank Offered Rate (“LIBOR”) (5.32% at September 30, 2006).  Interest only was payable for first six months, and thereafter monthly payments of $238 thousand in principal and interest over the life of the loan which matures on May 14, 2011.  The $13.4 million Term Loan agreement contains various covenants, as defined in the agreement.  The financial covenants require the modified debt requirement (as defined) will not exceed 1.75 to 1 (for the twelve month period ending September 30, 2006, modified total funded debt to EBITDAR ratio was 0.58 to 1) and operating cash flow to total fixed charge ratio (as defined) of not less than 1.15 to 1 (for the twelve month period ending September 30, 2006, the operating cash flow to total fixed charge ratio 2.24 to 1).  EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments as defined in the modified term loan agreement. The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenant.

In May 2006, principal payments of $4.9 million and $8.7 million were made to pay off the Company’s $4.9 million Term Loan and $11.0 million Term Loan, respectively, and an additional principal payment of $0.1 million was made on the Company’s $13.4 million Term Loan.

Principal payments for all notes are due as follows:

(In thousands of dollars)
2006	$714
2007	2,857
2008	2,857
2009	2,857
2010	2,857
2011	1,239
Total principal payments remaining	$13,381

Regulatory

As of September 30, 2006, First Albany Capital Inc. and Descap Securities, Inc., both registered broker-dealer subsidiaries of First Albany Companies Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of September 30, 2006, First Albany Capital Inc. had net capital of $21.2 million, which exceeded minimum net capital requirements by $20.2 million, while Descap Securities, Inc. had net capital of $3.5 million, which exceeded minimum net capital requirements by $3.3 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business and may also purchase and sell securities on a when-issued basis. As of September 30, 2006, the Company had $1.3 million outstanding underwriting commitments, and had purchased $7.0 million and sold $25.0 million securities on a when-issued basis.

Investments and Commitments

In February of 2005, the Company was informed that the general partner of Ardent Research Partners LP (“Ardent”), an investment fund in which the Company is a limited partner, was the subject of an SEC investigation.  The complaint by the SEC alleges the general partner, Northshore Asset Management LLC, misappropriated fund assets in making illiquid, and potentially improper, investments.  As of September 30, 2006 the value of the Company’s investment in Ardent is $0.2 million and is classified as securities owned on the unaudited condensed consolidated statements of financial condition.

Publicly held investments include approximately 276,000 shares of iRobot (“IRBT”) worth approximately $5.5 million.  During the nine months ended September 30, 2006, the Company sold 840,000 shares of IRBT for proceeds of approximately $17.8 million.  During the nine months ended September 30, 2006, the Company sold its remaining 1,116,040 shares of Mechanical Technology Incorporated (“MKTY”).  Net proceeds from this sale were approximately $3.3 million.

In October 2006, the company liquidated its remaining position in iRobot realizing $6.4 million in proceeds for October.

As of September 30, 2006, the Company had a commitment, which initially expired in July 2006, to invest up to an additional $3.8 million in FA Technology Ventures, LP (the “Partnership”); however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from the sale of other investments and operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of September 30, 2006, the Company had an additional commitment which initially expired in July 2006, to invest up to an additional $0.3 million, in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). The General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through the sale of other investments and operating cash flow.

On May 23, 2006, FA Technology Ventures Inc. announced that one of the portfolio companies of the Partnership was expected to be acquired by Microsoft Corporation  The Company received distributions of approximately $8.1 million from its private investments due primarily to the Partnership’s distribution to the Company of the funds related to this acquisition by Microsoft Corporation, and also from the sale of one of the Company’s other private investments (see “Investments” note).

Legal Proceedings

From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (See Part II – Other Information  - Item 1 - Legal Proceedings).  An adverse result or development in respect of these matters, whether in settlement or as a result of litigation or arbitration, could materially adversely affect the Company's consolidated cash resources and liquidity.

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $0.2 million at September 30, 2006, and were collateralized by Company securities with a market value of $0.2 million.

Retention

First Albany Capital Inc. had entered into retention agreements with certain of its employees in an amount aggregating $6.8 million.  These amounts were payable to the extent the employee continues to work for First Albany Capital Inc., subject to certain exceptions as defined.  These retention amounts were paid in July 2006.

Tax Valuation Allowance

At September 30, 2006, the Company had a valuation allowance of $20.1 million compared to $9.2 million at December 31, 2005. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past two years and the difficulty of forecasting future taxable income.  As a result, the Company does not anticipate that the payment of future taxes will have a significant negative impact on its liquidity and capital resources.

Contingent Consideration

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap, a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2005 through May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the

Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.  Based upon Descap’s Pre-Tax Net Income from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at September 30, 2006.  Also, based upon Descap’s pre-tax net income from June 1, 2006 to September 30, 2006, no contingent consideration would be payable to the Sellers.

Intangible Assets, Including Goodwill

Intangible assets consist predominantly of customer related assets and goodwill related to the acquisitions of the Institutional convertible bond arbitrage group and Descap.  These intangible assets were allocated to the reporting units within the Descap segment and the Other segment in regards to the Institutional convertible bond arbitrage group pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized.  When events or transactions occur that indicate that long-lived assets, including amortizable intangibles, may be impaired, the Company reviews the market value compared to the carrying value of the assets in accordance with SFAS 144, “Accounting for Impairment of Long-Lived Assets,” to determine if an impairment exists.

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

After a plan to discontinue operations and classify the group as held for sale was approved by the Board of Directors on September 28, 2006, the Institutional convertible bond arbitrage group was tested for impairment in the third quarter.  Fair value was determined for the group based on Management’s forecasts for future cash flows.  A goodwill impairment loss of $1.0 was recognized in discontinued operations as of September 30, 2006.  As a result of impairment testing of the disposal group in accordance with SFAS No. 144, it was determined that amortizable customer related intangibles were also impaired.  An impairment loss of $0.6 was recognized related to intangible assets in discontinued operations as of September 30, 2006 (see “Intangible Assets, Including Goodwill” note).

Other

On June 30, 2006, the Board of Directors of the Company announced the completion of its search for a Chief Executive Officer with the election of Peter McNierney as President and Chief Executive Officer of the Company and his appointment to the Board of Directors.  Alan Goldberg retired from his position as President and Chief Executive Officer of the Company and was named Vice Chairman of the Board.  In addition, the Company announced the appointment of Brian Coad as Chief Financial Officer of the Company.  Paul Kutey, who has served as the Company’s Acting Chief Financial Officer, has stepped down.

Also, on September 29, 2006, the Company entered into a Third Amendment to Sub-Lease Agreement (the “Amendment”), amending a Sub-Lease Agreement dated August 12, 2003, as previously amended, by and between the Company and Columbia 677, L.L.C. (“Columbia”), a New York limited liability company, for the lease of certain property located at 677 Broadway, Albany, New York (the “Sublease”).  Pursuant thereto and on certain conditions specified therein, the Company will surrender 15,358 square feet of space (the “Surrender Premises”) with respect to which Columbia has agreed to release the Company from its lease obligations under the Sublease.  Under the terms of the Amendment, the Company will vacate a portion of the Surrender Premises on October 9, 2006 and vacate the remainder on October 16, 2006, subject to certain conditions.  Thereafter, the Company will continue to sublease and occupy 32,698 square feet of space under the Sublease.  The Company will be required to pay Columbia a Surrender Fee payable in three installments as follows: two installments of $0.2 million due on November 1, 2006 and January 1, 2007, and a third payment of $0.4 due on April 1, 2007, all of which will constitute additional rent under the Sublease.  As part of the Company’s surrender of the space, the Company accelerated $0.2 million of depreciation expense related to the abandoned leasehold improvement.  The Amendment will result in savings to the Company of approximately $0.4 million in annual occupancy expense through December 2014.

In October 2006, the Company consolidated its office space in New York City by moving its subsidiary, Descap Securities, Inc. from its current location on Madison Avenue, New York, to the Company’s current location at Penn Plaza, New York.  The Company anticipates a charge of $0.3 million in the fourth quarter related to this move.  Including the effects of the projected sublease rental income, this move is anticipated to save $0.5 million in annual occupancy expense in 2007 and 2008 and $0.2 million in 2009.

On October 4, 2006, the Board of Directors of the Company announced the reduction in the size of its Board of Directors as part of its previously announced intentions to restructure the Board appropriate to the firm’s size and direction.  As a result of this process, Walter Fiederowicz, Hugh Johnson, and Arthur Roth resigned effective September 28, 2006.

CONTRACTUAL OBLIGATIONS

First Albany Companies Inc. has obligations and commitments to make future payments in connection with our debt, leases, compensation and retention programs and investments. See Notes to unaudited condensed consolidated financial statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	2006	2007	2008	2009	2010	Thereafter	Total
Short-term bank loans	$131,670	$-	$-	$-	$-	$-	$131,670
Long term debt (1)	714	2,857	2,857	2,857	2,857	1,239	13,381
Purchase obligations	-	-	-	-	-	-	-
Capital lease obligations (including interest)	501	1,745	1,138	812	581	232	5,009
Operating leases (net of sublease rental income)(2)	1,732	6,384	5,265	2,633	2,333	8,732	27,079
Guaranteed compensation payments (3)	1,212	7,385	634	495	-	-	9,726
Partnership and employee investment funds commitments (4)	4,100	-	-	-	-	-	4,100
Subordinated debt	-	1,462	1,299	465	287	911	4,424
Total	$139,929	$19,833	$11,193	$7,262	$6,058	$11,114	$195,389

(1)

The Company has a note payable which has principal payments associated with each.  See Notes to the unaudited condensed consolidated financial statements.

(2)

The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2014.  See Notes to the unaudited condensed consolidated financial statements.

(3)

Guaranteed compensation payments includes various compensation arrangements.

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

NEW ACCOUNTING STANDARDS

FASB Staff Position FIN46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)

As of July 1, 2006, the Company has applied the guidance in FASB Staff Position FIN46(R)-6 in determining variability in accordance with FIN46(R).  At this time, subsequent analysis under Interpretation 46(R) is not considered necessary.

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

SFAS No. 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years (interim period March 31, 2008 for the Company).  The Company is currently evaluating the impacts of SFAS No. 157.

SAB No. 108, Quantifying Financial Statement Misstatements

On September 13, 2006, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108 on Quantifying Financial Statement Misstatements. SAB108 requires registrants to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material to the Financial Statements.  SAB108 is considered effective for the company for the year ending December 31, 2006.   The Company has evaluated the effect that SAB 108 will have on its financial statements and does not expect there to be any material impact at this time.

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

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date.  The amounts shown are net of long and short positions:

(In thousands of dollars)	2006	2007	2008	2009	2010	2011	Thereafter	Total
Fair value of securities
Corporate bonds	$81	$253	$453	$609	$245	$1,016	$25,045	$27,702
State and municipal bonds	-	60	73	3,838	620	5,518	108,535	118,644
US Government and federal agency obligations	6	(2,300)	(2,080)	(6,277)	491	(2,206)	54,792	42,426
Subtotal	87	(1,987)	(1,554)	(1,830)	1,356	4,328	188,372	188,772
Equity securities	12,293	-	-	-	-	-	-	12,293
Investments	16,735	-	-	-	-	-	-	16,735
Fair value of securities	$29,115	$(1,987)	$(1,554)	$(1,830)	$1,356	$4,328	$188,372	$217,800

Following is a discussion of the Company's primary market risk exposures as of September 30, 2006, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at September 30, 2006 was $119.0 million and $183.0 million at December 31, 2005 (net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.  At September 30, 2006, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $6.3 million and at year-end 2005 was $9.8 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $12.3 million in securities owned at September 30, 2006 and $11.6 million in securities owned at December 31, 2005, and have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by stock exchanges, and amounts to $1.2 million at September 30, 2006 and $1.2 million at year-end 2005.  The Company's investment portfolio, excluding the consolidation of Employee Investment Fund (see “Investments” note to the unaudited Consolidated Financial Statements), at September 30, 2006 and December 31, 2005, had a fair market value of $16.7 million and $49.9 million, respectively.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations, and amounts to $1.7 million at September 30, 2006 and $5.0 million at December 31, 2005.  The actual risks and results of such adverse effects may differ substantially.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Form 10Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the September 30, 2006 quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II-Other Information

Item 1.  Legal Proceedings

In 1998 the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”).  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration.  Discovery is currently underway.  The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.  However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

In connection with the termination of Arthur Murphy’s employment by First Albany Capital as Executive Managing Director, Mr. Murphy filed an arbitration claim against First Albany Capital, Alan Goldberg, former President and Chief Executive Officer, and George McNamee, Chairman of First Albany Companies Inc. with the National Association of Securities Dealers on June 24, 2005.  Mr. Murphy was a director of the Company until his term expired in May, 2006.  The claim alleges damages in the amount of $8 million based on his assertions that he was fraudulently induced to remain in the employ of First Albany Capital.  Hearings in this matter commenced in the third quarter and are scheduled to continue in the fourth quarter of 2006.  The Company believes the claim lacks merit and intends to vigorously defend against such claim. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company’s wholly owned subsidiary Descap Securities Inc. (“Descap”) acted as the seller in a series of purchases by a large institutional customer of collateralized mortgage securities (the “Bonds”) from April through June 2006.  In these transactions, Descap acted as “riskless principal,” insofar as it purchased the Bonds from a third party and immediately resold them to the customer.  The customer who purchased the Bonds has claimed that Descap misled the customer through misrepresentations and omissions concerning certain fundamental elements of the Bonds and that the customer would not have purchased the Bonds had it not been misled by Descap.  By letter of September 14, 2006, the customer has claimed that the Company and Descap are liable to the customer for damages in an amount in excess of $21 million and has threatened litigation if the dispute is not resolved.  The Company and Descap have denied that Descap is responsible for the customer’s damages and intend to defend vigorously any litigation that the customer may commence.  The Company and Descap are in discussions with the customer in an attempt to resolve the dispute.  The outcome of this dispute is highly uncertain, however, and an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Item 6. Exhibits

(a)   Exhibits

Item Number	Item

10.40	Agreement dated April 28, 2006 between First Albany Companies Inc. and Lehman Brothers Holdings Inc. (filed as an Exhibit 10.40 to Form 10-Q for the quarter ended March 31, 2006)

10.41	Surrender of Sublease Agreement dated April 28, 2006 between First Albany Companies Inc. and Deutsche Bank AG. (filed as an Exhibit 10.41 to Form 10-Q for the quarter ended March 31, 2006)

10.42	Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as an Exhibit 10.42 to Form 10-Q for the quarter ended March 31, 2006)

10.43	Employment Agreement with an executive officer of the Company (filed as an Exhibit 99.3 to Form 8-K) dated June 30, 2006)

10.44	Restricted Share Award Agreement with an executive officer of the Company (filed as an Exhibit 99.4 to Form 8-K dated June 30, 2006)

10.45	Employment Agreement with a former executive officer of the Company (filed as an Exhibit 99.5 to Form 8-K) dated June 30, 2006

10.46	Employment Agreement with an executive officer of the Company (filed as an Exhibit 99.6 to Form 8-K) dated June 30, 2006

10.47	Restricted Share Award Agreement with an executive officer of the Company (filed as an Exhibit 99.7 to Form 8-K dated June 30, 2006)

10.48	Retention Agreement Form (filed as Exhibit 10.48 to Form 10-Q dated August 4, 2006)

10.49	Restricted Stock Agreement Form pursuant to the First Albany Companies Inc. 2003 Non-Employee Directors’ Stock Plan (filed as Exhibit 10.49 to Form 10-Q dated August 4, 2006)

10.50	Third Amendment to Sub-Lease Agreement dated September 29, 2006 between First Albany Companies Inc. and Columbia 677, L.L.C. (filed as exhibit herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, furnished herewith

31.2	Rule 13-a-14(a)/15d-14(a) Certification of Chief Financial Officer, furnished herewith

32	Section 1350 Certifications, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.

(Registrant)

Date:	October 30, 2006	/S/PETER J. McNIERNEY
Peter J. McNierney
Chief Executive Officer

Date:	October 30, 2006	/S/C. BRIAN COAD
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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date:	October 30, 2006	/S/PETER J. McNIERNEY
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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date:	October 30, 2006	/S/C. BRIAN COAD
C. Brian Coad
Chief Financial Officer

(Exhibit 32)

Certification

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Each of the undersigned officers of First Albany Companies Inc., a New York corporation (the “Company”), does hereby certify to such officer’s knowledge that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	October 30, 2006	/S/PETER J. McNIERNEY
Peter J. McNierney
Chief Executive Officer
Date:	October 30, 2006	/S/C. BRIAN COAD
C. Brian Coad
Chief Financial Officer