Form 10-K
period 2006-12-31
FIRST ALBANY COMPANIES INC
filed 2007-03-14
CIK 782842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
- or -
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 014140
FIRST ALBANY COMPANIES INC.
(Exact name of registrant as specified in its charter)

New York	22-2655804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

677 Broadway, Albany, New York	12207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (518) 447-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock par value $.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None
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

The aggregate market value of the shares of common stock of the Registrant held by non-affiliates based upon the closing price of Registrant’s shares as reported on the NASDAQ system on June 30, 2006 which was $4.50 was $59,017,536.

As of February 22, 2007, 16,337,054 shares, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

The Exhibit Index is included on page 84 through 87
The total number of pages in this document is 94.

PART I

Item 1.	Business

First Albany Companies Inc. and its subsidiaries (the “Company”) operate a full-service investment bank and institutional securities firm focused on the corporate middle market as well as government agencies and public institutions. The Company offers financial advisory and capital raising services to small and mid-cap companies and government agencies and provides trade execution in equity, mortgage-backed, convertible, high grade, tax-exempt and taxable municipal securities. The Company is traded on NASDAQ under the symbol FACT.

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

Descap Securities Inc. (“Descap”), a subsidiary of First Albany Companies Inc., is a specialized broker-dealer and boutique investment banking firm specializing in secondary trading of mortgage and asset-backed securities as well as the primary issuance of debt financing. The Company acquired Descap in May of 2004.

FA Technology Ventures Corporation (“FATV”), a subsidiary of First Albany Companies Inc., manages FA Technology Ventures L.P. and certain other employee investment funds, providing management and guidance for portfolio companies, which are principally involved in the emerging growth sectors of information and energy technology.

Effective as of January 2006, First Albany Capital Limited (“FACL”), a subsidiary of First Albany Companies Inc., commenced providing securities brokerage to institutional investors in the United Kingdom and Europe.

Through its subsidiaries, the Company is a member of the New York Stock Exchange, Inc. (“NYSE”), the National Association of Securities Dealers, Inc. (“NASD”), the American Stock Exchange, Inc. (“ASE”), the Boston Stock Exchange, Inc. (“BSE”) and various other exchanges and is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”).

In the third quarter of 2006, the Company determined that it would dispose of its convertible arbitrage advisory group due to a continued decline of assets under management. The operating results of the convertible arbitrage advisory group are reported as discontinued operations.

In the second quarter of 2006, the Company ceased operations in the Taxable Fixed Income division due to a changing business climate and continued revenue declines. The operating results of the Taxable Fixed Income division are reported as discontinued operations.

On December 31, 2004, the Company ceased asset management operations in Sarasota, FL and on February 5, 2005 sold its asset management operations in Albany, NY, and these operating results are reported as discontinued operations.

In August 2000, First Albany Capital divested its retail brokerage operation (“the Private Client Group”). The operating results of the Private Client Group are reported as discontinued operations.

In March 2007, the Company and First Albany Capital agreed to sell First Albany Capital’s Municipal Capital Markets Group (the “Municipal Capital Markets Group”) which consists primarily of the Company’s Municipal Capital Markets segment (see “Segment Analysis” note to the Consolidated Financial Statements) to DEPFA BANK plc (“DEPFA”). This group is engaged in the business of underwriting, advisory services, sales and trading of U.S. municipal bonds and other similar instruments and securities. Completion of this sale is subject to a variety of conditions. See Part II — Item 9b. Other Information.

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

Sources of Revenues

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows (excludes discontinued operations):

	For the Years Ended December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commissions	$11,799	9.0%	$17,513	10.7%	$19,799	12.9%
Principal transactions	63,708	48.8%	59,037	36.0%	66,171	43.0%
Investment banking	47,418	36.3%	47,441	28.9%	45,932	29.8%
Investment gains (losses)	(7,602)	(5.8)%	21,591	13.2%	10,070	6.5%
Fees and others	1,871	1.4%	3,391	2.1%	1,938	1.3%

Total operating revenues	117,194	89.7%	148,973	90.8%	143,910	93.4%
Interest income	13,499	10.3%	15,141	9.2%	10,100	6.6%

Total revenues	$130,693	100.0%	$164,114	100.0%	$154,010	100.0%

For information regarding the Company’s reportable segment information, refer to “Segment Analysis” note of the Consolidated Financial Statements.

Commissions

A portion of the Company’s revenue is derived from customer commissions on brokerage transactions for the Company’s institutional clients, such as investment advisors, mutual funds, hedge funds, and pension and profit sharing plans, for which the Company is not acting as a market maker. The majority of the commission revenue is related to brokerage transactions in our listed equity trading group.

Principal Transactions

The Company specializes in trading and making markets in equity and debt securities. In the ordinary course of business the Company maintains securities positions as a market maker to facilitate customer transactions and, to a lesser extent, for investment purposes.

The Equities sales and trading group makes markets in 496 NASDAQ and over-the-counter stocks to facilitate customer transactions. In addition to trading profits and losses, included in principal transactions are commission-equivalents charged on certain principal trades for NASDAQ and over-the-counter securities.

The Company’s Fixed Income business segments maintain inventories of municipal debt (tax-exempt and taxable), corporate debt, mortgage-backed and asset-backed securities, convertible securities, government securities and government agency securities.

The Company’s trading activities require the commitment of capital, and the majority of the Company’s inventory positions are for the purpose of generating sales credits by the institutional sales force. As a result, the Company exposes its own capital to the risk of fluctuations in market value. All inventory positions are marked to their market or fair value price on at least a weekly basis. The Company also hedges certain inventory positions with highly liquid future contracts and U.S. Government Securities. The following table sets forth the highest, lowest, and average month-end inventories (the net of securities owned and securities sold, but not yet purchased, less securities not readily marketable) for calendar year 2006, by securities category, where the Company acted in a principal capacity.

	Highest Inventory	Lowest Inventory	Average Inventory
	(In thousands)

State and municipal bonds	$166,402	$118,644	$140,797
Corporate obligations	58,137	26,358	35,593
Corporate stocks	29,763	9,398	16,694
U.S. Government and federal agencies obligations	44,574	(2,649)	22,935
Options	109	(19)	48

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

Corporate Stock and Bond Offerings

	Managed or Co-Managed		Syndicate Participations
	Number of	Amount of	Number of	Amount of
Year Ended	Issues	Offering	Participations	Participation
	(Dollars in thousands)

December 2006	24	$3,671,851	28	$339,965
December 2005	18	1,637,381	21	195,166
December 2004	27	2,497,273	36	297,952

For the periods indicated, the table below highlights the number and dollar amount of municipal bond offerings managed or co-managed by the Company and underwriting participations, including those managed or co-managed by the Company.

Municipal Bond Offerings

	Managed or Co-Managed		Syndicate Participations
	Number of		Number of
Year Ended	Issues	Dollar Amount	Participations	Dollar Amount
	(Dollars in thousands)

December 2006	329	$48,062,855	363	$4,660,377
December 2005	280	47,127,792	305	6,131,850
December 2004	266	61,845,138	293	11,308,895

Investment gains (losses)

The Company’s investment portfolio includes interests in publicly and privately held companies. Investment gains (losses) are comprised of both unrealized and realized gains and losses from the Company’s investment portfolio (see “Investments” note of the Consolidated Financial Statements).

Fees and Others

Fees and Others relate primarily to investment management fees earned by FATV.

Other Business Information

Operations

The Company’s operations activities include: execution of orders; processing of transactions; receipt, identification, and delivery of funds and securities; custody of customers’ securities; internal control; and compliance with regulatory and legal requirements. The Company clears the majority of its own securities transactions.

The volume of transactions handled by the operations staff fluctuates substantially. The monthly numbers of purchase and sale transactions processed for the periods indicated were as follows:

	Number of Monthly Transactions
Year Ended	High	Low	Average

December 2006	424,174	288,948	353,417
December 2005	648,768	309,614	462,898
December 2004	486,504	379,288	428,390

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

Research

First Albany Capital maintains a professional staff of equity research analysts. Research is focused on several industry sectors, including healthcare, energy and technology. First Albany Capital employs 12 publishing analysts who support the Equities segment.

The Company’s research analysts review and analyze the economy, general market conditions, technology trends, industries and specific companies through fundamental and technical analyses; make recommendations of specific action with regard to industries and specific companies; and respond to inquiries from customers.

Employees

At February 23, 2007, the Company’s continuing operations had 284 full-time employees, of which 92 were institutional salespeople and institutional traders, 30 were investment bankers, 12 were research analysts, 80 were in other revenue support positions, and 70 were in corporate support and overhead. The Company considers its employee relations to be good and believes that its compensation and employee benefits are competitive with those offered by other securities firms. None of the Company’s employees are covered by a collective bargaining agreement.

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

Net Capital Requirements

The Company’s subsidiaries, First Albany Capital and Descap, as broker-dealers, are subject to the Uniform Net Capital Rule promulgated by the SEC. The Rule is designed to measure the general financial condition and liquidity of a broker-dealer, and it imposes a required minimum amount of net capital deemed necessary to meet a broker-dealer’s continuing commitments to its customers.

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

At December 31, 2006, the Company’s broker-dealer subsidiaries’ net capital and excess net capital were as follows:

	Net Capital	Excess Net Capital
	(In thousands)

First Albany Capital	$19,517	$18,517
Descap	$2,070	$1,775

Item 1A.	Risk Factors

This document includes statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future business and financial performance, and often contain words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue” or similar words. You should consider all statements other than historical information or current facts to be forward-looking statements. Our forward-looking statements may contain projections regarding our revenues, earnings, operations, and other financial projections, and may include statements of our future performance, strategies and objectives. However, there may be events in the future that we are not able to accurately predict or control that may cause our actual results to differ, possibly materially, from the expectations expressed in our forward-looking statements. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors. Such factors include, among others, market risk, credit risk and operating risk. These and other risks are set forth in greater detail below and elsewhere in this document. We caution you not to place undue reliance on these forward-looking statements. We do not undertake to update any of our forward-looking statements.

You should carefully consider the risk factors described below in addition to the other information set forth or incorporated by reference in this 2006 Annual Report on Form 10-K. If any of the following risks actually occur, our financial condition or results of operations could be materially adversely affected. These risk factors are intended to highlight some factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion. Additional risks and uncertainties that we do not presently know or that we currently believe to be immaterial may also adversely affect us.

Company Risks

We have incurred losses in recent periods and may incur losses in the future.  We have incurred losses in recent periods. We recorded a net loss of $44.0 million for the year ended December 31, 2006 and a net loss of $10.2 million for the year ended December 31, 2005. We have experienced declines in revenues generated by several of our key segments, including equities sales and trading, equity investment banking and fixed income sales and trading. We may incur losses and further declines in revenue in future periods. Historically, we have financed most of our losses through asset sales and the incurrence of debt. If we continue to incur losses and we are unable to raise funds to finance those losses, they could have a significant effect on our liquidity as well as our ability to operate.

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

Our current long-term notes payable contain certain covenants that require us to achieve specified financial results. These financial covenants are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. If we continue to incur losses in future periods, it will impede our ability to maintain these financial covenants which would put the loan in default. In the event of a default, the Company cannot be certain that it would be able to obtain additional financing on acceptable terms which could have a material adverse effect on our results of operations.

Our ability to retain our senior professionals and hire new senior management is critical to the success of our business.  In order to operate our business successfully, we rely heavily on our senior professionals. Their personal reputation, judgment, business generation capabilities and project execution skills are a critical element in obtaining and executing client engagements. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds, private equity funds and venture capital funds. In the past, we have lost investment banking, brokerage, research, other professionals and, more recently, we lost several senior professionals. We could lose more in the future. Any loss of professionals, particularly key senior professionals or groups of related professionals, could impair our ability to secure or successfully complete engagements, materially and adversely affect our revenues and make it more difficult to return to profitability. In the future, we may need to hire additional personnel. At that time, there could be a shortage of qualified and, in some cases, licensed personnel whom we could hire. This could hinder our ability to expand or cause a backlog in our ability to conduct our business, including the handling of investment banking transactions and the processing of brokerage orders. These personnel challenges could harm our business, financial condition and operating results.

In addition, in the past year we have had several changes in our senior management, including the replacement of our Chief Executive Officer and acting Chief Financial Officer and the departure of another executive officer.

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

Our current borrowing capacity consists of $210 million in short-term borrowing arrangements. These bank lines of credit are available to us only for our securities trading operations and are repayable on demand. Typically, these lines of credit will allow the Company to borrow up to 85% to 90% of the market value of the collateral (see “Short-Term Bank Loans and Notes Payable” note of the Consolidated Financial Statements). If we need additional funding for other aspects of our business, we may seek to raise capital through issuance and sale of our common stock or the incurrence of additional debt. The sale of equity, or securities convertible into equity, would result in dilution to our stockholders. The incurrence of debt may subject us to covenants restricting our business activities. Additional funding may not be available to us on acceptable terms, or at all.

Our private equity business and investment portfolio may also create liquidity risk due to increased levels of investments in high-risk, illiquid assets. We have made substantial principal investments in our private equity funds and may make additional investments in future funds, which are typically made in securities that are not publicly traded. There is a significant risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. It takes a substantial period of time to identify attractive investment opportunities and then to realize the cash value of our investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash. At December 31, 2006, $12.2 million of our total assets consisted of relatively illiquid private equity investments (see “Investments” note of the Consolidated Financial Statements).

First Albany Capital and Descap, our broker-dealer subsidiaries, are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. Furthermore, First Albany Capital and Descap are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to First Albany Companies Inc. As a holding company, First Albany Companies Inc. depends on dividends and other payments from its subsidiaries to support the funding of dividend payments to shareholders and debt obligations. As a result, regulatory actions could impede First Albany Companies Inc.’s access to funds. In addition, because First Albany Companies Inc. holds equity interests in the firm’s subsidiaries, its rights may be subordinated to the claims of the creditors of these subsidiaries.

Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.  In recent years, we have experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic, algorithmic and direct market access trading, which has created additional competitive downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. As a result of pressure from institutional clients to alter “soft dollar” practices and SEC rulemaking in the soft dollar area, some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements, both in the form of lower commission rates and commission sharing agreements, have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Beginning in June 2006, one of our largest institutional brokerage clients in terms of commission revenue, Fidelity Management and Research Company, began to separate payments for research services and services for sales commissions for brokerage services, instead of compensating research services through sales commissions. Additional pressure on sales and trading revenue may impair the profitability of our brokerage business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

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

We may enter into large transactions in which we commit our own capital as part of our trading business. The number and size of these large transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. We maintain trading positions in the fixed income and equity markets to facilitate client-trading activities. To the extent that we own security positions, in any of those markets, a downturn in the value of those securities or in those markets could result in losses from a decline in value. Conversely, to the extent that we have sold securities we do not own in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to acquire the securities in a rising market.

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

Our financial results may fluctuate substantially from period to period, which may impact our stock price.  We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. These variations may be attributed in part to fluctuations in the value of our investment portfolio and the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. We may nevertheless incur significant direct and indirect expenses in connection with such transactions. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on growth companies in the healthcare, energy and technology sectors, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings as well as the after-market trading volume and prices of newly issued securities. Recently, more companies initiating the process of an initial public offering are simultaneously exploring merger and acquisition exit opportunities. If we are not engaged as a strategic advisor in any such dual-tracked process, our investment banking revenues would be adversely affected in the event that an initial public offering is not consummated. In addition, our investments in our private equity funds are adjusted for accounting purposes to fair value at the end of each quarter and our allocable share of these gains or losses will affect our revenues even when these market fluctuations have no cash impact, which could increase the volatility of our quarterly earnings.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If we violate the listing requirements of The NASDAQ Global Market, our common stock may be delisted.  To maintain our listing on The NASDAQ Global Market, we must meet certain financial and liquidity criteria. One of these criteria requires that we maintain a minimum bid price per share of $1.00. We currently meet the listing standards for continued listing on The NASDAQ Global Market. The last reported sale price of our common stock on February 23, 2007 was $1.8699 per share. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we violate The NASDAQ Global Market listing requirements, we may be delisted.

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

We face strong competition from larger firms.  The brokerage and investment banking industries are intensely competitive and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in some of our businesses, in particular discounts in large block trades and trading commissions and spreads. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues, even as the volume and number of investment banking transactions have started to increase. We believe we may experience competitive pressures in these and other areas in the future, as some of our competitors seek to obtain market share by competing on the basis of price.

We are a small investment bank with 284 employees and net revenues of $114.8 million in 2006. Many of our competitors in the brokerage and investment banking industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better-capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the brokerage and investment banking industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market. Additionally, these broader, more robust investment banking and financial services platforms may be more appealing to investment banking professionals than our business, making it more difficult for us to attract new employees and retain those we have.

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

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform on their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As a self-clearing firm, we finance our customer positions and could be held responsible for the defaults or misconduct of our customers. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

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

To be successful, we must profitably expand our business operations. We face numerous risks and uncertainties as we seek to expand.  We seek the growth in our business primarily from internal expansion and through acquisitions and strategic partnering. If we are successful in expanding our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, as we acquire new businesses, we face numerous risks and uncertainties integrating their controls and systems into ours, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.

Our pending sale of the Municipal Capital Markets Group is subject to a variety of conditions and may not be completed.  In March 2007 we and First Albany Capital agreed to sell the Municipal Capital Markets Group to DEPFA. Completion of this sale is subject to a variety of conditions, many of which are outside of our control. See Part II — Item 9b. Other Information. We believe that the completion of this sale will confer substantial benefits on us. However, we may not ultimately complete this transaction or obtain the anticipated benefits. Moreover, if the transaction is not completed, we may have difficulty retaining key personnel of this group.

Risks Related to Our Industry

Financial services firms have been subject to increased scrutiny and enforcement activity over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.  Firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny and enforcement activity from a variety of regulators, including the SEC, the NYSE, the NASD and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

Increased regulation of public companies in the U.S. could reduce our revenue and otherwise adversely affect our business.  Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and NASDAQ to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, or list their securities instead on non-U.S. securities exchanges, our equity underwriting business may be adversely affected in addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

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

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.  We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of trading arrangements. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

As a brokerage and investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as managing underwriter to our clients on important underwritings or as advisor for mergers and acquisitions and other transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

We are subject to claims and litigations in the ordinary course of our business. For information regarding certain pending claims see Part I — Item 3 — Legal Proceedings.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company currently leases all of its office space. The Company’s lease for its brokerage operations in Albany, New York expires in 2014.

A list of office locations as of December 31, 2006 by segment is as follows:

Equities, Fixed Income & Other	Albany, NY Boston, MA New York, NY
Equities & Fixed Income	Chicago, IL Houston, TX San Francisco, CA
Equities	London, UK Minneapolis, MN
Fixed Income	Chadds Ford, PA Dallas, TX Hartford, CT Los Angeles, CA Richmond (Glen Allen), VA
Discontinued Operations (Convertible Bond Arbitrage Group)	Oakbrooke Terrace, IL

For information regarding the Company’s reportable segment information, refer to “Segment Analysis” note of the Consolidated Financial Statements.

Item 3.	Legal Proceedings

In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”). The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The plaintiffs’ claims have now been referred back to the Bankruptcy Court for such consideration. Discovery is currently underway. The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs’ claims, and believes the claims lack merit. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

Descap acted as the seller in a series of purchases by a large institutional customer of collateralized mortgage securities (the “Bonds”) from April through June 2006. In these transactions, Descap acted as “riskless principal,” insofar as it purchased the Bonds from a third party and immediately resold them to the customer. The customer who purchased the Bonds has claimed that Descap misled the customer through misrepresentations and omissions concerning certain fundamental elements of the Bonds and that the customer would not have purchased the Bonds had it not been misled by Descap. By letter of September 14, 2006, the customer has claimed that the Company and Descap are liable to the customer for damages in an amount in excess of $21 million and has threatened litigation if the dispute is not resolved. The Company and Descap have denied that Descap is responsible for the customer’s damages and intend to defend vigorously any litigation that the customer may commence. The Company and Descap are in discussions with the customer in an attempt to resolve the dispute. The outcome of this dispute is highly uncertain, however, and an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

In connection with the termination of Arthur Murphy’s employment by First Albany Capital as Executive Managing Director, Mr. Murphy, also a former member of the Board of Directors of the Company, filed an arbitration claim against First Albany Capital, Alan Goldberg, former President and Chief Executive Officer, and George McNamee, Chairman of First Albany Companies Inc. with the National Association of Securities Dealers on June 24, 2005. The claim alleged damages in the amount of $8 million based on his assertions that he was fraudulently induced to remain in the employ of First Albany Capital. Without admitting or denying any wrongdoing or liability, on December 28, 2006, First Albany Capital, entered into a settlement agreement with Arthur Murphy in connection with such arbitration claim.

In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims. Certain of these are class actions, which seek unspecified damages that could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely to have an adverse disposition. Although further losses are possible, the opinion of management, based upon the advice of its attorneys, is that such litigation will not, in the aggregate, have a material adverse effect on the Company’s liquidity, financial position, or cash flow although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

In the ordinary course of business, the Company is called upon from time to time to answer inquiries and subpoenas on a number of different issues by self-regulatory organizations, the SEC and various state securities regulators. In recent years, there has been an increased incidence of regulatory enforcement in the United States involving organizations in the financial services industry, and the Company is no exception. We are not always aware of the subject matter of the particular inquiry or the ongoing status of a particular inquiry. As a result of some of these inquiries, the Company has been cited for technical operational deficiencies. Although there can be no assurance as to the eventual outcome of these proceedings, none of these inquiries has to date had a material effect upon the business or operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Market under the symbol “FACT”. As of February 22, 2007, there were approximately 2,589 holders of record of the Company’s common stock. The following table sets forth the high and low bid quotations for the common stock as adjusted for subsequent stock dividends during each quarter for the fiscal years ended, as well as the amount of cash dividends paid in each such quarter:

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31

2006
Stock Price Range
High	$7.17	$5.70	$4.61	$4.21
Low	5.40	3.85	3.17	1.93
Cash Dividend Per Share	—	—	—	—
2005
Stock Price Range
High	$9.90	$9.24	$6.80	$7.49
Low	8.90	4.84	5.57	5.99
Cash Dividend Per Share	0.05	—	—	—

For information regarding the Company’s securities authorized for issuance under equity compensation plans, refer to “Benefit Plans” note of the Consolidated Financial Statements.

In February 2005, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 10, 2005, to shareholders of record on February 24, 2005. In May 2005, the Board of Directors suspended the $0.05 per share dividend. At this time, the Company does not anticipate issuing dividends. See “Short-Term Bank Loans and Notes Payable” note to Consolidated Financial Statements for restrictive covenants that could impact the Company’s ability to pay dividends.

ISSUANCE OF UNREGISTERED SHARES

In 2006 there were no issuances of unregistered shares.

ISSUER PURCHASES OF EQUITY SECURITIES

In 2006, the Company repurchased 83,086 shares relating to stock based compensation plans.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
		Weighted Average	Part of Publicly	Be Purchased Under
	Total Number of	Price Paid per	Announced Plans or	the Plans or
Period	Shares Purchased	Share	Programs	Programs

5/01/06-5/31/06	5,220	$5.50	5,220	n/a
6/01/06-6/30/06	71,520	$4.26	71,520	n/a
7/01/06-7/31/06	6,346	$5.50	6,346	n/a

In connection with the Company’s acquisition of Descap Securities, Inc., the Company issued 549,476 shares of stock which provided the Sellers the right to require the Company to purchase back the shares issued, at a price of $6.14 per share. In June 2006, certain of the sellers of Descap Securities, Inc. exercised their put rights and the Company purchased 532,484 shares at $6.14 per share for a total amount of $3.3 million.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
		Weighted Average	Part of Publicly	Be Purchased Under
	Total Number of	Price Paid per	Announced Plans or	the Plans or
Period	Shares Purchased	Share	Programs	Programs

6/01/06-6/30/06	532,484	$6.14	532,484	n/a

Item 6.  Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

For the Years Ended December 31:	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Operating results:
Operating revenues	$117,194	$148,973	$143,910	$135,828	$96,803
Interest income	13,499	15,141	10,100	6,140	16,525

Total revenues	130,693	164,114	154,010	141,968	113,328
Interest expense	15,906	12,583	6,052	3,276	11,979

Net revenues	114,787	151,531	147,958	138,692	101,349
Expenses (excluding interest)	154,058	145,829	158,296	128,468	113,441

Operating income (loss)	(39,271)	5,702	(10,338)	10,224	(12,092)
Equity in (loss) income of affiliate	—	—	—	—	(5,723)
Gains on sale of equity holdings	—	—	—	—	7,170

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principles	(39,271)	5,702	(10,338)	10,224	(10,645)
Income tax expense (benefit)	199	8,481	(7,591)	3,840	(5,185)

Income (loss) from continuing operations	(39,470)	(2,779)	(2,747)	6,384	(5,460)
Income (loss) from discontinued operations, net of taxes	(4,938)	(7,438)	(840)	4,177	8,697

Income (loss) before cumulative effect of change in accounting principles	(44,408)	(10,217)	(3,587)	10,561	3,237
Cumulative effect of accounting change, net of taxes	427	—	—	—	(2,655)

Net income (loss)	$(43,981)	$(10,217)	$(3,587)	$10,561	$582

Per common share:
Income (loss) from continuing operations:
Basic	$(2.60)	$(0.20)	$(0.22)	$0.61	$(0.57)
Dilutive	(2.60)	(0.20)	(0.22)	0.54	(0.57)
Cash dividend	—	0.05	0.20	0.20	0.20
Book value	3.46	6.28	6.45	7.64	6.62

As of December 31:	2006	2005	2004	2003	2002

Financial condition:
Total assets	$357,118	$443,541	$410,113	$393,142	$440,172
Short-term bank loans	128,525	150,075	139,875	138,500	215,100
Notes payable	12,667	30,027	32,228	14,422	8,298
Obligations under capitalized leases	3,522	5,564	3,110	3,183	2,708
Temporary capital	104	3,374	3,374	—	—
Subordinated debt	4,424	5,307	3,695	3,721	1,760
Stockholders’ equity	51,577	87,722	86,085	83,434	66,641

Reclassification

Certain amounts in operating results for 2002 through 2005 have been reclassified to conform to the 2006 presentation. Refer to the “Reclassification” section of Note 1 to the Consolidated Financial Statements for more information regarding reclassification of amounts included in discontinued operations.

Cumulative Effect of Accounting Change

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

Effective in 2003, investment gains/losses relating to Public Investments are included in operating revenues. During 2003, the Company recognized approximately $23.6 million in investment gains of which $18.9 million related to MKTY and PLUG.

On January 1, 2006, the Company adopted FAS 123(R). In adopting FAS 123(R), the Company applied the modified prospective application transition method. Under the modified prospective application method, prior period financial statements are not adjusted. Instead, the Company will apply FAS 123(R) for new awards granted after December 31, 2005, any portion of awards that were granted after January 1, 1995 and have not vested by January 1, 2006 and any outstanding liability awards. The impact of applying the nominal vesting period approach for awards with vesting upon retirement eligibility and the non-substantive approach was immaterial. Upon adoption of FAS 123(R) on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate for 2006 was 25% (see “Benefit Plans” note in the Notes to Consolidated Financial Statements).

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

Included in the Fixed Income business are the following segments: Descap, Municipal Capital Markets, and Fixed Income Middle Markets. The Company’s Fixed Income business consists of Fixed Income sales and trading and Fixed Income investment banking. Fixed Income sales and trading provides trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing securities transactions in the following products:

•	Mortgage-Backed and Asset-Backed Securities

•	Municipal Bonds (Tax-exempt and Taxable Municipal Securities)

•	High Grade Bonds (Investment Grade and Government Bonds)

These products can be sold through any of the Company’s Fixed Income segments. Fixed Income investment banking generates revenues by providing financial advisory and capital raising services to municipalities, government agencies and other public institutions.

In March 2007, the Company and First Albany Capital agreed to sell the Municipal Capital Markets Group to DEPFA. This group generates revenue primarily through commissions and sales credits earned on executing sales transactions in tax exempt and taxable municipal securities as well as by providing financial advisory and capital raising services to municipalities, government agencies and other public institutions. Net revenues of this group were approximately $36.7 million in the year ended December 31, 2006. Completion of this sale is subject to a variety of conditions. See Part II — Item 9b. Other Information.

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital business, and costs related to corporate overhead and support. The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in the value of the firm’s investments and realized gains and losses as a result of sales of equity holdings. The Company’s venture capital business

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

generates revenue through the management of a private equity fund. This segment also includes results related to the Company’s investment in these private equity funds and any gains or losses that might result from those investments.

The Company believes it has an opportunity to become one of the premier investment banking boutiques serving the middle market, which the Company believes is a largely under-served market. The Company has focused on growing its middle market position by broadening its product line through acquisition and investments in key personnel and shedding non-core and non-growth businesses. In the second quarter of 2006, the Company ceased operations in the Taxable Fixed Income division due to a changing business environment and continued revenue declines. In the third quarter of 2006, the Company determined that it would dispose of its convertible arbitrage advisory group due to a continued decline of assets under management. As stated above, the Company has agreed to sell the Municipal Capital Markets Group to DEPFA, subject to a variety of conditions.

Business Environment

Investment banking revenues are driven by overall levels of capital raising activities in the marketplace and particularly the sectors and jurisdictions that we focus on. Public offering activity showed a decrease over a year ago levels with public follow-on activity down 11.4 percent in terms of dollar volume while the number of transactions decreased 1.6 percent. Initial public offering transactions were down 4.3 percent year-over-year and dollar volume increased 13.4 percent compared to 2005. The economic sectors of healthcare, energy and powertech comprised 30.5 percent of the public follow-on activity and 33.0 percent of the total initial public offering activity for 2006. Negotiated underwriting deals from our major markets of New York, California and Texas declined 15.7 percent year-over-year in terms of total dollar volume while the number of transactions decreased 16.3 percent compared to 2005. (Source: Commscan and SDC Platinum)

In the equity markets, NYSE daily trading volume was up 5.0 percent while the NASDAQ composite daily trading volume increased 11.0 percent. Equity sales and trading revenues are dependent on trading volumes, commission rates and the value of our research product and other services that we can provide to our clients. Our client’s ability to now execute trades electronically through the internet and other alternative platforms have increased commission rate pressures on our sales and trading business. Beginning in June 2006, one of the Company’s largest institutional brokerage clients in terms of commission revenue, Fidelity Management and Research Company, began to separate payments for research services and services for trading commissions for brokerage services, instead of compensating research services through trading commissions. The results of these changes in business environment have decreased commissions revenues from Fidelity compared to 2005, but have not had a material impact on commission rates from our other institutional clients. If other institutional equity clients adopt similar practices, this trend can continue to have a negative impact on our commission revenue. As of January 2, 2007, Equity research covered 240 stocks through 16 publishing analysts focusing on the healthcare, energy and technology sectors. (Source: Factset)

In the fixed income markets, secondary market activity for asset backed products continues to be negatively impacted by a flat and at times, inverted yield curve. In 2006, the average net spread between the 10 year Treasury note and 2 year Treasury note was -0.023 percent. In addition, price transparency in the secondary corporate bond market and price and coupon compression in the mortgage-backed market continues to negatively impact spreads. (Source: U.S. Treasury Department)

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

RESULTS OF OPERATIONS

	Years Ended December 31
	2006	2005	2004
	(In thousands of dollars)

Revenues
Commissions	$11,799	$17,513	$19,799
Principal transactions	63,708	59,037	66,171
Investment banking	47,418	47,441	45,932
Investment gains (losses)	(7,602)	21,591	10,070
Interest income	13,499	15,141	10,100
Fees and others	1,871	3,391	1,938

Total revenues	130,693	164,114	154,010
Interest expense	15,906	12,583	6,052

Net revenues	114,787	151,531	147,958

Expenses (excluding interest)
Compensation and benefits	103,628	101,489	109,158
Clearing, settlement and brokerage costs	6,311	8,841	6,415
Communications and data processing	11,759	12,102	12,622
Occupancy and depreciation	11,211	11,243	8,570
Selling	5,002	5,990	6,695
Impairment	7,886	—	1,375
Restructuring	—	—	1,275
Other	8,261	6,164	12,186

Total expenses (excluding interest)	154,058	145,829	158,296

Income (loss) before income taxes, discontinued operations and cumulative effect of an accounting change	(39,271)	5,702	(10,338)
Income tax expense (benefit)	199	8,481	(7,591)

Loss from continuing operations	(39,470)	(2,779)	(2,747)
Loss from discontinued operations, net of taxes	(4,938)	(7,438)	(840)

Loss before cumulative effect of an accounting change	(44,408)	(10,217)	(3,587)
Cumulative effect of an accounting change	427	—	—

Net loss	(43,981)	(10,217)	(3,587)

Net interest income (expense)
Interest income	13,499	15,141	10,100
Interest expense	15,906	12,583	6,052

Net interest income (expense)	$(2,407)	$2,558	$4,048

2006 Financial Overview

For the fiscal year ended December 31, 2006, net revenues from continuing operations were $114.8 million, compared to $151.5 million in 2005. An improved performance in equities investment banking and Fixed Income sales and trading were overshadowed by a decline in net revenues in equities sales and trading, public

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

finance and investment gains (losses). Results were negatively impacted by $6.8 million in expenses, related to the Company’s retention program, $7.9 million related to the impairment of goodwill and $2.4 million in expenses, incurred as part of the Company’s effort to consolidate offices. Including these charges, the Company reported a net loss from continuing operations of $39.5 million in 2006 compared to a net loss from continuing operations of $2.8 million for the same period in 2005. Earnings per diluted share from continuing operations for the year ended December 31, 2006 was a net loss of $2.60 compared to a net loss of $0.20 per diluted share for the same period in 2005. The Company reported a consolidated net loss of $44.0 million for the year ended December 31, 2006, compared to a consolidated net loss of $10.2 million for the same period in 2005. Consolidated diluted earnings per share for the year ended December 31, 2006, was a net loss of $2.90 compared to a net loss of $0.74 for the same period in 2005.

Net Revenue

Net revenue fell $36.7 million, or 24.2 percent, in 2006 to $114.8 million led by a decline in investment gains (losses). Excluding investment gains and losses, net revenues from continuing operations were $122.4 million, compared to $129.9 million for 2005, a decline of 5.8 percent. Strong revenue growth in equities investment banking of $7.5 million was offset a by decline in Fixed Income investment banking, due to a 15.0 percent decrease in senior/sole and co-managed deals. A decrease in equity listed commission revenue resulted in a 32.6 percent decrease in commission revenue. Principal transaction revenue increased 7.9 percent led by an increase in Fixed Income product revenue offset to a certain degree by a decrease in NASDAQ net revenue. Declines in customer activity and pressure on overall commission rates for both listed and NASDAQ led to the decline in commission revenue. Fees and other revenue decreased $1.5 million primarily as a result of a $1.5 million gain on the sale of the Company’s NYSE seat realized in 2005. Net interest expense of $2.4 million in 2006 represented a 194.1 percent decrease compared to 2005, as a result of a continuing decline in interest rate spreads.

Non-Interest Expense

Non-interest expense increased $8.2 million, or 5.6 percent, to $154.1 million in 2006.

Compensation and benefits expense increased 2.1 percent or $2.1 million to $103.6 million. Retention compensation of $6.8 million was offset by decreases in incentive compensation expense of $1.2 million and salary expense of $3.4 million. The decline in salary expense was the result of a 12 percent decrease in average full time headcount from continuing operations.

Clearing, settlement, and brokerage costs of $6.3 million represented a decrease of 28.6 percent compared to the prior year. A reduction in electronic communications network (“ECN”) expense of $1.3 million and transaction fee expense of $0.6 million, as a result of a decrease in NASDAQ trading activity, drove the variance.

Communications and data processing costs decreased $0.3 million or 2.8 percent. A $0.5 million decline in data processing expense was offset by a $0.2 million increase in market data services expense. Data processing expense was down in equities due to lower trading volumes and additional pricing concessions from the Company’s back-office vendor. An increase in trading communications costs in Fixed Income accounted for the increase in market data services.

Occupancy and depreciation expense remained relatively unchanged at $11.2 million. In 2006, the Company incurred $1.8 million in impairment charges as a result of consolidating its office space in Albany, New York City, Boston and Greenwich, CT along with incurring an additional $0.6 million in costs related to the Company’s additional office space in New York City. In 2005, the Company incurred $2.1 million in costs relating to its additional office space in New York City and San Francisco. The office consolidations in Albany, New York City and Boston will eliminate $1.0 million in annual occupancy expense.

Selling expense was down 16.5 percent, or $1.0 million, in 2006 as a result of a decrease in travel and entertainment and promotional expenses.

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

The Company recorded an impairment of its intangible assets including goodwill relating to Descap Securities of $7.9 million in 2006.

Other expense increased $2.1 million, or 34.0 percent, in 2006. The decrease was driven primarily by an increase in legal expenses of $2.2 million relating to various legal matters.

The Company did not report a benefit for federal and state income taxes in the 2006 financial statements as the deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance. In 2006, the Company did record income tax expense for continuing operations related to an estimated federal alternative minimum tax (“AMT”) and estimated taxable income in certain states. The AMT tax for continuing operations was partially offset by an income tax benefit for discontinued operations. Refer to the “Income Tax” note of the Consolidated Financial Statements for more detail.

2005 Financial Overview

For the fiscal year ended December 31, 2005, net revenues from continuing operations were $151.5 million, compared to $148.0 million in 2004. A record performance in public finance and an increase in investment income were mitigated by a decline in net revenues in both Equities and Fixed Income sales and trading. Results were negatively impacted by $9.2 million in expense related to a deferred tax valuation allowance, $1.5 million in expenses, net of taxes, related to severance costs in connection with staffing reductions and $1.2 million in expenses, net of taxes, incurred as part of the Company’s effort to consolidate offices. Including these charges, the Company reported a net loss from continuing operations of $2.8 million in 2005 compared to a net loss from continuing operations of $2.7 million for the same period in 2004. Earnings per diluted share from continuing operations for the year ended December 31, 2005 was a net loss of $0.20 compared to a net loss of $0.22 per diluted share for the same period in 2004. The Company reported a consolidated net loss of $10.2 million for the year ended December 31, 2005, compared to a consolidated net loss of $3.6 million for the same period in 2004. Consolidated diluted earnings per share for the year ended December 31, 2005, was a net loss of $0.74 compared to a net loss of $0.29 for the same period of 2004.

Net Revenue

Net revenue increased $3.6 million, or 2.4 percent, in 2005 to $151.5 million. Strong revenue growth in fixed income investment banking and an $11.5 million increase in investment gains were offset by lower revenues in Equity sales and trading, Fixed Income sales and trading and equities investment banking. A decrease in equity listed commission revenue resulted in an 11.5 percent decrease in commission revenue. The decline in corporate bond and municipal bond product revenue helped drive principal transaction revenue down 10.8 percent compared to 2004. Fees and other revenue increased 75.0 percent primarily as a result of a $1.5 million gain on the sale of the Company’s NYSE seat. Net interest income of $2.6 million represented a 36.8 percent decrease compared to 2004 as a result of a decline in interest rate spreads.

Non-Interest Expense

Non-interest expense decreased $12.5 million, or 7.9 percent, to $145.8 million in 2005.

Compensation and benefits expense decreased 7.0 percent or $7.7 million to $101.5 million. A decline in incentive compensation expense of $10.3 million as a result of lower net revenues in Equities and Fixed Income Middle Markets, and decreases in salary expense of $0.2 million and employee benefits of $0.4 million were partially offset by an increase of restricted stock amortization of $2.1 million.

Clearing, settlement, and brokerage costs of $8.8 million represented an increase of 37.8 percent compared to the prior year. An increase in electronic communications network (“ECN”) expense in Equities as a result of an increase in NASDAQ trading activity drove the variance.

Communications and data processing costs decreased $0.5 million or 4.1 percent. A $1.5 million decline in data processing expense was offset by a $0.9 million increase in market data services expense. Data processing expense was down across all groups as a result of more favorable pricing from the Company’s

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

back-office vendor. An increase in trading communications costs in Equities and market data costs in Descap accounted for the increase in market data services.

Occupancy and depreciation expense increased 31.2 percent or $2.7 million. Costs associated with implementing the company’s real estate strategy in New York City and San Francisco accounted for $2.1 million of the increase.

Selling expense was down 10.5 percent, or $0.7 million, in 2005 as a result of a decrease in travel and entertainment expense and dues, fees and assessment costs.

Other expense decreased $6.0 million, or 49.4 percent, in 2005. The decrease was driven by a $3.2 million decline in legal expenses and a $1.1 million decrease in professional fees relating to documenting compliance with Section 404 of the Sarbanes-Oxley Act.

In 2005, the Company recorded an expense of $9.2 million for a valuation allowance related to its deferred tax asset. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over the past two years and the difficulty of forecasting future taxable income. Refer to the “Income Tax” note of the Consolidated Financial Statements for more detail.

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

Equities

	2006	2005	2004
	(In thousands of dollars)

Net revenue
Sales and Trading	$34,169	$41,883	$50,801
Investment Banking	25,624	18,099	25,948
Net Interest / Other	26	65	251

Total Net Revenue	$59,819	$60,047	$77,000

Operating Income (Loss)	$(47)	$(4,712)	$4,234

2006 vs. 2005

Net revenues in Equities were essentially flat with revenues decreasing only $0.2 million or 0.4 percent to $59.8 in 2006. In 2006, Equities represented 48.9 percent of consolidated net revenue excluding the impact of investment gains (losses) compared to 46.2 percent in 2005. Equity sales and trading revenue decreased across all products with net revenue down 18.4 percent compared to 2005. Compared to 2005, NASDAQ net revenue was down 12.8 percent to $23.8 million and listed net revenue of $10.3 million represented a 29.1 percent decrease relative to the prior year. Declines in customer activity and pressure on overall commission rates for both listed and NASDAQ were partially offset by improved trading loss ratios related to market-making activities in both groups. Investment banking net revenues had a solid performance with an increase 41.6 percent versus the prior year. The group showed improvements across all product groups with public

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

offering revenue up 21.5 percent with net revenue of $13.9 million and advisory, private placement and other revenue increasing 76.0 percent to $11.7 million. In terms of volume, investment banking completed 41 transactions in 2006 compared to 32 in 2005.

2005 vs. 2004

Net revenues in Equities dropped $17.0 million, or 22.0 percent, to $60.0 million in 2005. In 2005 Equities represented 46.2 percent of consolidated net revenue excluding the impact of investment gains (losses) compared to 55.8 percent in 2004. Equity sales and trading revenue decreased across all products with net revenue down 17.6 percent compared to 2004. Compared to 2004, NASDAQ net revenue was down 19.9 percent to $27.3 million and listed net revenue of $14.5 million represented a 12.9 percent decrease relative to the prior year. Investment banking net revenues declined 30.2 percent versus the prior year. The group experienced revenue declines across all product groups with public offering revenue down more than $1.4 million to $11.4 million and advisory and private placement revenue decreasing $4.9 million to $8.4 million. In terms of volume, investment banking completed 32 transactions in 2005 compared to 45 in 2004.

Fixed Income

	2006	2005	2004
	(In thousands of dollars)

Net revenue
Sales and Trading	$41,971	$34,049	$36,379
Investment Banking	20,302	29,185	18,712
Net Interest / Other	(2,814)	1,244	2,567

Total Net Revenue	$59,459	$64,478	$57,658

Operating Income	$7,008	$12,460	$10,788

2006 vs. 2005

Fixed Income net revenue declined 7.8 percent to $59.5 million in 2006. Fixed Income sales and trading net revenue was up $7.9 million or 23.3 percent compared to the prior year. Fixed Income investment banking net revenue of $20.3 million represented a 30.4 percent decrease compared to the prior year. Fixed Income sales and trading showed year-over-year gains across all groups with mortgage backed securities / asset backed securities up $2.3 million or 14.4 percent, Fixed Income Middle Markets up $1.2 million or 24.8 percent and municipal sales and trading up $4.4 million or 33.3 percent. The decrease in Fixed Income investment banking was primarily driven by a 42.6 percent, or $9.1 million, decrease in underwriting related revenue. The decrease in underwriting activity was due to a 15.0 percent decline in senior/sole managed and co-managed deals. Operating income in 2005 was negatively impacted primarily by the reduction in net revenues.

As stated above, the Company has agreed to sell the Municipal Capital Markets Group to DEPFA, subject to a variety of conditions.

2005 vs. 2004

Fixed Income net revenue increased 11.8 percent or $6.8 million to $64.5 million in 2005. Fixed Income sales and trading revenue was down 6.4 percent compared to the prior year, while Fixed Income investment banking net revenue of $29.2 million represented a 56.0 percent increase compared to the prior year. Contributing to the decline in sales and trading revenue was Fixed Income Middle Markets net revenue down 46.4 percent and municipal net revenue of $13.4 million, which was down 18.8 percent in 2005. Mortgage and asset-backed net revenue increased 45.0 percent to $15.9 million. Contributing to the increase in investment banking net revenue was a 60.1 percent, or $8.0 million, increase in underwriting related revenue offset by an

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

8.8 percent, or $3.8 million, decline in public finance advisory fees. Operating income in 2005 was positively impacted by an increase in net revenue along with a decrease in legal expense of $1.6 million, which was mitigated by increases in compensation and benefits of $5.9 million, communications and data processing of $0.6 million and occupancy and equipment of $0.4 million.

Other

	2006	2005	2004
	(In thousands of dollars)

Net revenue
Investment Gain (Losses)	$(7,602)	$21,591	$10,070
Net Interest / Other	3,111	5,415	3,230

Total Net Revenue	$(4,491)	$27,006	$13,300

Operating Loss	$(46,232)	$(2,046)	$(25,360)

2006 vs. 2005

Net revenue was down $31.5 million compared to 2005 as a result of a $29.2 million decrease in investment gains (losses) related to the Company’s investment portfolio. The decrease in investment gains (losses) is comprised of a decrease of $35.3 million from the Company’s Public investments offset by an increase of $6.1 million relating to the Company’s private investments. Net Interest/Other was down $2.3 million due to a $1.5 million gain on the sale of the Company’s NYSE seat in 2005 and a $0.5 million decrease in management fee revenues from the Company’s venture capital group. Operating loss was negatively impacted by the decrease in revenues, increases in retention compensation of $6.8 million, impairment related to goodwill of $7.9 million and legal expenses of $1.2 million offset by a reduction in incentive compensation of $3.9 million.

2005 vs. 2004

Net revenue was up $13.7 million compared to 2004 as a result of an $11.5 million increase in investment gains and losses related to the Company’s investment portfolio. The increase in investment gains (losses) is primarily due to the company recording a $31.0 million gain from the initial public offering of iRobot Corporation (Nasdaq: IRBT) in the fourth quarter of 2005 offset by decreases in investment gains (losses) from the Company’s other public investments of $16.8 million and private investments of $2.7 million. Net Interest/Other were up primarily due to a $1.5 million gain on the sale of the company’s NYSE seat. Operating Income was positively impacted by increased net revenues and the results of the Company’s effort to reduce expenses through the reduction in support head count and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the Company’s assets, similar to other brokerage and investment banking firms, are liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company’s payables to brokers and dealers, bank lines of credit and customer payables. The level of assets and liabilities will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions.

For the year ended December 31, 2006, the Company primarily financed its operations through cash provided by its operations and proceeds received from sales of both its privately held investments and its investments in publicly traded securities (see “Investments” note of the Consolidate Financial Statements). The Company’s primary uses of funds during this period have been for the repayment of certain short-term bank loans and notes payable. As of December 31, 2006, the Company had cash of approximately $4.2 million and working capital of approximately $30 million. The Company believes that cash from operations and available credit lines will be sufficient to meet the Company’s anticipated cash needs for working capital for the next

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

12 months. However, if the Company’s estimates of revenues, expenses or capital or liquidity requirements change or are inaccurate, the Company may need to raise additional funds. The Company cannot be certain that it will be able to obtain additional financing on acceptable terms, or at all.

In March 2007, the Company and First Albany Capital agreed to sell the Municipal Capital Markets Group to DEPFA for $12 million in cash, subject to adjustment. As part of the transaction, DEPFA will purchase First Albany Capital’s municipal bond inventory used in the business of the Municipal Capital Markets Group, which is expected to range in value at closing from between $150 million to $200 million. The Company intends that it will use the proceeds from these transactions to repay in full associated short-term borrowings used to finance the bond inventory as well as approximately $11 million in long-term debt. After debt repayment and transactional and associated restructuring costs, the Company anticipates having $12 million in cash, which it intends to use to fund investments for growth. Completion of the transaction is subject to a variety of conditions however, and consequently, the sale may not be completed. See Part II — Item 9b. Other Information.

Short-term Bank Loans and Notes Payable

Short-term bank loans are made under a variety of bank lines of credit totaling $210 million of which approximately $129 million was outstanding at December 31, 2006. These bank lines of credit consist of credit lines that the Company has been advised are available solely for financing securities inventory but for which no contractual lending obligation exist and are repayable on demand. These loans are collateralized by eligible securities, including Company-owned securities, subject to certain regulatory formulas. Typically, these lines of credit will allow the Company to borrow up to 85% to 90% of the market value of the collateral. These loans bear interest at variable rates based primarily on the Federal Funds interest rate. The weighted average interest rates on these loans were 5.74% and 4.68% at December 31, 2006 and 2005 respectively. At December 31, 2006, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned of $145 million.

The Company’s notes payable includes a $12.7 million Term Loan which financed the acquisition of Descap Securities, Inc. at an interest rate which is 2.4% over the 30-day London InterBank Offered Rate (“LIBOR”) (5.33% at December 31, 2006). Interest only was payable for the first six months, and thereafter monthly payments of $238 thousand in principal and interest over the life of the loan which matures on May 14, 2011. The Term Loan agreement contains various covenants. On April 22, 2005 the lender agreed to waive the financial covenants contained in the term loan agreement for the quarter ended March 31, 2005. On August 9, 2005, the lender agreed to amend the loan document, effective June 30, 2005. The lender agreed to eliminate the EBITDAR requirement of $22.5 million, amend the definition for operating cash flow, fixed charges, EBITDAR and modified indebtedness. The lender also agreed to increase the maximum allowable modified total funded indebtedness to EBITDAR ratio from 1.75 to 2.00 through March 31, 2006. Thereafter, the revised ratio requires that the Company’s modified total funded indebtedness to EBITDAR not exceed 1.75 to 1(for the twelve month period ending December 31, 2006, modified total funded indebtedness to EBITDAR ratio was 0.51 to 1). In addition, the Modified Term Loan agreement requires operating cash flow to total fixed charges (as defined) to be not less than 1.15 to 1 (for the twelve-month period ending December 31, 2006, the operating cash flow to total fixed charge ratio was 2.15 to 1). EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments. As of December 31, 2006, the Company was in compliance with all covenants contained in the Term Loan. The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenant.

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

Principal payments for the Term Loan are due as follows:

(In thousands of dollars)

2007	$2,857
2008	2,857
2009	2,857
2010	2,857
2011	1,239

Total principal payments remaining	$12,667

In March 2006, our $10 million Senior Note, dated June 13, 2003, which was set to mature on June 30, 2010, was repaid in full. In May 2006, principal payments of $4.9 million and $8.7 million were made to pay off the Company’s $4.9 million Term Loan and $11 million Term Loan, respectively.

Regulatory

As of December 31, 2006, First Albany Capital Inc. and Descap Securities, Inc., both registered broker-dealer subsidiaries of First Albany Companies Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of December 31, 2006, First Albany Capital had net capital of $19.5 million, which exceeded minimum net capital requirements by $18.5 million, while Descap had net capital of $2.1 million, which exceeded minimum net capital requirements by $1.8 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of December 31, 2006, the Company had $0.4 million outstanding underwriting commitments and had purchased $7.0 million and sold $14.5 million securities on a when-issued basis.

Investments and Commitments

As of December 31, 2006, the Company had a commitment to invest up to an additional $3.8 million in FA Technology Ventures, L.P. (the “Partnership”). The investment period expired in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

As of December 31, 2006, the Company had an additional commitment to invest up to $0.3 million in funds that invest in parallel with the Partnership; this parallel commitment may be satisfied by investments from the Company’s Employee Investment Funds (EIF). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through operating cash flow.

Publicly held investments as of December 31, 2005 was made up entirely of iRobot (“IRBT”) and Mechanical Technology Incorporated (“MKTY”). During the year ended December 31, 2006, the Company sold its remaining 1,116,040 shares of Mechanical Technology Incorporated (“MKTY”) for proceeds of approximately $3.3 million. Also during the year ended December 31, 2006, the Company sold its remaining 1,116,290 shares of iRobot (“IRBT”) for proceeds of approximately $24.2 million.

Over the last several years, the Company funded much of its operating losses through the sale of its publicly held investments. The Company’s current investment portfolio consists almost entirely of its interest in the Partnership, the General Partner, and the EIF. Such investments are relatively illiquid and the Company may not realize any return on these investments for some time or at all.

Contingent Consideration

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap, a New York-based broker-dealer and investment bank. Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following: for each of the years ending May 31, 2005 through May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period. Each Earnout Payment shall be paid in cash, provided that the Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock. The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments. Based upon Descap’s Pre-Tax Net Income from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at December 31, 2006. Also, based upon Descap’s pre-tax net income from June 1, 2006 to December 31, 2006, no contingent consideration would be payable to the sellers.

Legal Proceedings

From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (See Part I — Item 3 — Legal Proceedings). An adverse result or development in respect of these matters, whether in settlement or as a result of litigation or arbitration, could materially adversely affect the Company’s consolidated financial condition, results of operations, cash flows and liquidity.

In the ordinary course of business, the Company is called upon from time to time to answer inquiries and subpoenas on a number of different issues by self-regulatory organizations, the SEC and various state securities regulators. In recent years, there has been an increased incidence of regulatory enforcement in the United States involving organizations in the financial services industry, and the Company is no exception. We are not always aware of the subject matter of the particular inquiry or the ongoing status of a particular inquiry. As a result of some of these inquiries, the Company has been cited for technical operational deficiencies. Although there can be no assurance as to the eventual outcome of these proceedings, none of these inquiries has to date had a material effect upon the business or operations of the Company.

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office lease activities in New York City, totaling $0.2 million at December 31, 2006. The letter of credit agreements were collateralized by firm securities with a market value of $0.2 million at December 31, 2006.

Intangible Assets

Intangible assets consist predominantly of customer related intangibles and goodwill related to the acquisitions of the Institutional Convertible Bond Arbitrage Group (Noddings) and Descap. These intangible assets were allocated to the reporting units within the Descap segment and the Institutional Convertible Bond Arbitrage Group segment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized. The Company reviews its goodwill in order to determine whether its value is impaired on an annual basis. In addition to annual testing, goodwill is also tested for impairment at the time of a triggering event requiring re-evaluation, if one were to occur. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses Income and Market approaches to determine fair value of the reporting unit. The Income approach applies a discounted cash flow analysis based on management’s projections, while the Market approach analyzes and compares the operating performance and financial condition of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison.

As of December 31, 2006, $17.4 million of goodwill and $0.5 million of amortizable customer intangibles had been allocated to Descap. As a result of annual impairment testing, the goodwill related to the acquisition of Descap Securities Inc., was determined to be impaired. Fair value of the Descap reporting unit was determined using both the Income and Market approaches. The valuation gives equal weight to the two approaches to arrive at the fair value of the reporting unit. As a result of the valuation, as of December 31, 2006, the carrying value of goodwill was greater than the implied value of goodwill resulting in a goodwill impairment loss of $7.9 million recognized in the caption “Impairment” on the Statements of Operations.

On September 28, 2006, a plan to discontinue operations and classify the Institutional Convertible Bond Arbitrage Group as held for sale was approved by the Board of Directors, which triggered a goodwill and disposal group impairment test. Given the nature of the reporting unit the Income approach was used to indicate the unit’s fair value. A goodwill impairment loss of $1.0 million was recognized in discontinued operations as of December 31, 2006. As a result of impairment testing of the disposal group in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, it was determined that amortizable customer related intangibles were also impaired. An impairment loss of $0.6 million was recognized related to amortizable intangible assets in discontinued operations as of December 31, 2006. The impairment charges recognized in 2006 were equal to the remaining balance of Goodwill and customer related intangibles that had been previously allocated to the Institutional Convertible Bond Arbitrage Group (see “Intangible Assets, Including Goodwill” note).

Tax Valuation Allowance

At December 31, 2006, the Company had a valuation allowance of $21.8 million compared to $9.2 million at December 31, 2005. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income. As a result, the Company does not anticipate that the

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

payment of future taxes will have a significant negative impact on its liquidity and capital resources (see “Income Tax” Note).

CONTRACTUAL OBLIGATIONS

The following table sets forth these contractual obligations by fiscal year:

	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands of dollars)

Short-term bank loans	$128,525	$—	$—	$—	$—	$—	$128,525
Long term debt(1)	2,857	2,857	2,857	2,857	1,239	—	12,667
Purchase obligations	—	—	—	—	—	—	—
Capital lease obligations (including interest)	1,599	999	676	460	213	11	3,958
Operating leases (net of sublease rental income)(2)	6,468	5,213	2,722	2,338	2,266	6,416	25,423
Guaranteed compensation payments(3)	8,580	2,280	1,265	461	—	—	12,586
Partnership and employee investment funds commitments(4)	4,100	—	—	—	—	—	4,100
Subordinated debt(5)	1,462	1,299	465	287	108	803	4,424

Total	$153,591	$12,648	$7,985	$6,403	$3,826	$7,230	$191,683

(1)	The Company has a note payable which has principal payments associated with each (see “Notes to the Consolidated Financial Statements”).

(2)	The Company’s headquarters and sales offices are leased under non-cancelable leases, certain of which contain escalation clauses and which expire at various times through 2014 (see “Notes to the Consolidated Financial Statements”).

(3)	Guaranteed compensation payments includes various compensation arrangements.

(4)	The Company has a commitment to invest in FA Technology Ventures LP (the “Partnership”) and an additional commitment to invest in funds that invest in parallel with the Partnership (see “Notes to the Consolidated Financial Statements”).

(5)	A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”). The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan. The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Plan.

RESTRUCTURING

During 2004, the Company undertook an internal review of its operations in an effort to reduce costs. One of the results of this review was the streamlining of certain functions and a reduction in personnel. The reduction in personnel was initiated during the period ended September 30, 2004 and was completed by December 31, 2004. The Company incurred restructuring expenses of approximately $1.3 million related to this effort, which were accrued and expensed and substantially paid in 2004. The natures of these costs are compensation and benefits and the amount expensed through 2004 relates to employees who were terminated

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

by December 31, 2004. Restructuring costs were allocated 85% to the Company’s “Other” segment, with the remainder allocated among the other business units for segment reporting purposes.

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

Valuation of Securities and Other Assets

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value, including cash, securities purchased under agreements to resell, securities owned, investments and securities sold but not yet purchased. Unrealized gains and losses related to these financial instruments are reflected in net income/(loss). Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For example, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value. For investments in illiquid and privately held securities that do not have readily determinable fair values, the Company’s estimate of fair value is generally reflected as our original cost basis unless the investee has raised additional debt or equity capital, and we believe that such a transaction, taking into consideration differences in the terms of securities, is a better indicator of fair value; or we believe the fair value is less than our original cost basis. All of our investments are evaluated quarterly for changes in fair value. Factors that have an impact on our analysis include subjective assessments about a fair market valuation of the investee, including but not limited to assumptions regarding the expected future financial performance of the investee and our assessment of the future prospects of the investee’s business model. Securities owned and investments include, at December 31, 2006 and 2005, $11.2 million and $10.0 million, respectively, of private equity securities.

Intangible Assets

Intangible assets consist predominantly of customer related intangibles and goodwill related to the acquisitions of the Institutional Convertible Bond Arbitrage Advisory Group and Descap. These intangible assets were allocated to the reporting units within the Descap segment and the Institutional Convertible Bond Arbitrage Advisory Group segment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized. The Company reviews its goodwill in order to determine whether its value is impaired on an annual basis. In addition to annual testing, goodwill is also tested for impairment at the time of a triggering event requiring re-evaluation, if one were to occur. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings and book value of comparable transactions. However, when such comparable

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

transactions are not available or have become outdated, the Company uses Income and Market approaches to determine fair value of the reporting unit. The Income approach applies a discounted cash flow analysis based on management’s projections, while the Market approach analyzes and compares the operating performance and financial condition of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison.

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

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for details on the liability for contingent consideration related to the acquisition of Descap.

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

The Company also makes loans or pays advances to employees for recruiting and retention purposes. The Company provides for a specific reserve on these receivables if the employee is no longer associated with the Company and it is determined that it is probable the amount will not be collected. At December 31, 2006, the receivable from employees for recruiting and retention purposes was $0.5 million.

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

The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The Company has recorded a valuation allowance as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2006, of approximately $21.7 million. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over the past two years and the difficulty of forecasting future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit of the deferred tax assets will not be realized.

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

In the event actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Securities Issued for Services

Options: The Company has stock option plans under which incentive and nonqualified stock options may be granted periodically to certain employees. The options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant, they generally vest over one to three years following the date of grant, and they have a term of ten years.

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

There were no options granted in 2006, thus no Black-Scholes assumptions were established for 2006. Additional information related to stock options is presented in the “Benefit Plans” note in the Consolidated Financial Statements.

Restricted Stock: Restricted stock awards, under the plans established by the Company, have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 2-3 years. If an employee reaches retirement age (which per the plan is age 65), an employee will become 100% vested in all outstanding restricted stock awards. For those employees who will reach retirement age prior to the normal vesting date, the Company will amortize the expense related to those awards over the shorter period. Unvested restricted stock awards are typically forfeited upon termination although there are certain award agreements that may continue to vest subsequent to termination as long as other restrictions are followed. The amortization related to unvested restricted stock awards that continue to vest subsequent to termination is accelerated upon the employees’ termination.

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

NEW ACCOUNTING STANDARDS

SFAS No. 157, Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 157 will be effective for our fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 159 will be effective for our fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 is effective for our fiscal year beginning January 1, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The Company is currently analyzing the impact of adopting FIN No. 48. At this time, the Company does not anticipate that FIN No. 48 will have a significant impact on the financial statements.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and equity prices, changes in the implied

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

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

	2007	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands of dollars)

Fair value of securities corporate bonds	$549	$318	$2,827	$898	$857	$572	$25,357	$31,378
State and municipal bonds	100	1,250	355	3,056	1,384	3,165	130,475	139,785
US Government and federal agency obligations	247	(1,963)	(6,481)	(650)	(14,989)	986	62,350	39,500

Subtotal	896	(395)	(3,299)	3,304	(12,748)	4,723	218,182	210,663

Equity securities	13,384	—	—	—	—	—	—	13,384
Investments	10,866	—	—	—	—	—	—	10,866

Fair value of securities	$25,146	$(395)	$(3,299)	$3,304	$(12,748)	$4,723	$218,182	$234,913

Following is a discussion of the Company’s primary market risk exposures as of December 31, 2006, including a discussion of how those exposures are currently managed.

Interest Rate Risk

Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. These financial instruments include corporate debt securities, municipal debt securities (including tax-exempt and taxable), mortgage-backed and asset-backed securities, convertible securities, government securities and government agency securities. In connection with trading activities, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve. The Company’s fixed income activities also expose it to the risk of loss related to changes in credit spreads. The Company attempts to hedge its exposure to interest rate risk primarily through the use of U.S. Government securities, highly liquid futures and options designed to reduce the Company’s risk profile.

A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net inventory positions. The fair market value of these securities included in the Company’s inventory at

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

December 31, 2006 was $153.9 million and $183.0 million at December 31, 2005 (net of municipal futures positions). Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates. At year-end 2006, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $8.3 million and at year-end 2005 it was $6.8 million. The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company’s inventory, which were recorded at a fair value of $13.4 million in securities owned at December 31, 2006 and $11.6 million in securities owned at December 31, 2005, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $1.3 million at year-end 2006 and $1.2 million at year-end 2005. The Company’s investment portfolio excluding the consolidation of Employee Investment Fund (see “Investments” note to the Consolidated Financial Statement) at December 31, 2006 and 2005, had a fair market value of $10.9 million and $49.9 million, respectively. This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations and amounts to $1.1 million at year-end 2006 and $5.0 million at year-end 2005. The actual risks and results of such adverse effects may differ substantially.

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

FIRST ALBANY COMPANIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

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

We have completed integrated audits of First Albany Companies Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Albany Companies Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in footnote 16 to the consolidated financial statements, in 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R) — Share Based Payments.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9a, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
/s/ PRICEWATERHOUSECOOPERS LLP

Albany, New York
March 9, 2007

FIRST ALBANK COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2006	2005	2004
	(In thousands of dollars,
	except per share amounts)

Revenues
Commissions	$11,799	$17,513	$19,799
Principal transactions	63,708	59,037	66,171
Investment banking	47,418	47,441	45,932
Investment gains (losses)	(7,602)	21,591	10,070
Interest income	13,499	15,141	10,100
Fees and others	1,871	3,391	1,938

Total revenues	130,693	164,114	154,010
Interest expense	15,906	12,583	6,052

Net revenues	114,787	151,531	147,958

Expenses (excluding interest)
Compensation and benefits	103,628	101,489	109,158
Clearing, settlement and brokerage costs	6,311	8,841	6,415
Communications and data processing	11,759	12,102	12,622
Occupancy and depreciation	11,211	11,243	8,570
Selling	5,002	5,990	6,695
Impairment	7,886	—	1,375
Restructuring	—	—	1,275
Other	8,261	6,164	12,186

Total expenses (excluding interest)	154,058	145,829	158,296

(Loss) income before income taxes, discontinued operations and cumulative effect of an accounting change	(39,271)	5,702	(10,338)
Income tax expense (benefit)	199	8,481	(7,591)

Loss from continuing operations	(39,470)	(2,779)	(2,747)
Loss from discontinued operations, net of taxes	(4,938)	(7,438)	(840)

Loss before cumulative effect of an accounting change	(44,408)	(10,217)	(3,587)
Cumulative effect of an accounting change, (net of taxes $0 in 2006) (see “Benefit Plans” note)	427	—	—

Net loss	$(43,981)	$(10,217)	$(3,587)

Basic earnings per share:
Continuing operations	$(2.60)	$(0.20)	$(0.22)
Discontinued operations	(0.33)	(0.54)	(0.07)
Cumulative effect of an accounting change	0.03	—	—

Loss per share	$(2.90)	$(0.74)	$(0.29)

Diluted earnings per share:
Continuing operations	$(2.60)	$(0.20)	$(0.22)
Discontinued operations	(0.33)	(0.54)	(0.07)
Cumulative effect of an accounting change	0.03	—	—

Loss per share	$(2.90)	$(0.74)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ALBANK COMPANIES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31	December 31
As of	2006	2005
	(In thousands of dollars)

ASSETS
Cash	$4,192	$1,926
Cash and securities segregated under federal regulations	5,200	7,100
Securities purchased under agreement to resell	14,083	27,824
Receivables from:
Brokers, dealers and clearing agencies	10,626	36,221
Customers, net	2,898	5,346
Others	6,933	7,015
Securities owned	276,167	265,794
Investments	12,250	52,497
Office equipment and leasehold improvements, net	4,516	10,304
Intangible assets	17,862	25,990
Other assets	2,391	3,524

Total Assets	$357,118	$443,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$128,525	$150,075
Payables to:
Brokers, dealers and clearing agencies	49,065	50,595
Customers	1,151	3,263
Others	8,996	14,099
Securities sold, but not yet purchased	52,120	52,445
Accounts payable	4,118	6,696
Accrued compensation	32,445	25,414
Accrued expenses	8,273	8,960
Income taxes payable	131	—
Notes payable	12,667	30,027
Obligations under capitalized leases	3,522	5,564

Total Liabilities	301,013	347,138

COMMITMENTS AND CONTINGENCIES
Temporary capital	104	3,374
Subordinated debt	4,424	5,307

Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 500,000 shares; none issued
Common stock; $.01 par value; authorized 50,000,000 shares; issued 17,613,827 in 2006 and 17,129,649 in 2005 respectively	176	171
Additional paid-in capital	152,573	158,470
Unearned compensation	—	(13,882)
Deferred compensation	2,647	3,448
Accumulated deficit	(100,605)	(56,624)
Treasury stock, at cost (1,168,748 shares in 2006 and 808,820 shares in 2005)	(3,214)	(3,861)

Total Stockholders’ Equity	51,577	87,722

Total Liabilities and Stockholders’ Equity	$357,118	$443,541

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ALBANY COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND TEMPORARY CAPITAL
For the Years Ended December 31, 2006, 2005 and 2004

								Accumulated
				Additional				Other
	Temporary	Common Stock		Paid-In	Unearned	Deferred	Accumulated	Comprehensive	Treasury Stock
	Capital	Shares	Amount	Capital	Compensation	Compensation	Deficit	Income, Net	Shares	Amount
	(In thousands of dollars except for number of shares)

Balance December 31, 2003	$—	11,995,247	$120	$109,531	$(5,229)	$2,699	$(20,160)	$—	(541,867)	$(3,527)
Amortization of unearned compensation	—	—	—	—	7,315	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	1,380,400	14	18,967	(17,147)	—	—	—	(175,460)	(706)
Cash dividends paid	—	—	—	—	—	—	(2,982)	—	—	—
Options exercised	—	546,797	5	5,245	—	—	—	—	162,095	736
Options expense recognized	—	—	—	466	—	—	—	—	—	—
Employee stock trust	—	99,221	1	956	—	1,005	—	—	(77,669)	(764)
Employee benefit plans	—	—	—	243	—	—	—	—	13,018	64
Private placement	—	896,040	9	9,318	—	—	—	—	—	—
Issuance of shares, Descap acquisition	3,374	549,476	6	2,333	—	—	—	—	—	—
Special dividend — distribution of Plug Power Inc.	—	—	—	—	—	—	(18,846)	—	—	—
Net loss	—	—	—	—	—	—	(3,587)	—	—	—

Balance December 31, 2004	3,374	15,467,181	155	147,059	(15,061)	3,704	(45,575)	—	(619,883)	(4,197)
Amortization of unearned compensation	—	—	—	—	9,894	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	1,289,592	13	9,039	(8,715)	—	—	—	(274,640)	66
Cash dividends paid	—	—	—	—	—	—	(832)	—	—	—
Options exercised	—	33,988	—	213	—	—	—	—	57,103	122
Options expense recognized	—	—	—	263	—	—	—	—	—	—
Treasury stock purchased	—	—	—	—	—	—	—	—	(20,300)	(186)
Employee stock trust	—	34,449	—	283	—	(256)	—	—	48,900	334
Issuance of shares, Descap acquisition	—	304,439	3	1,613	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,217)	—	—	—

Balance December 31, 2005	3,374	17,129,649	171	$158,470	(13,882)	3,448	(56,624)	—	(808,820)	(3,861)
Amortization of unearned compensation	—	—	—	—	7,821	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	446,472	5	745	(968)	—	—	—	110,751	184
Options exercised	—	4,668	—	49	—	—	—	—	4,800	5
Options expense recognized	—	—	—	118	—	—	—	—	—	—
Treasury stock purchased	—	—	—	—	—	—	—	—	(83,086)	(368)
Employee stock trust	—	33,038	—	220	—	(801)	—	—	140,091	826
Repurchase of shares, Descap acquisition	(3,270)	—	—	—	—	—	—	—	(532,484)	—
Reclass unearned compensation	—	—	—	(7,029)	7029	—	—	—	—	—
Net loss	—	—	—	—	—	—	(43,981)	—	—	—

Balance December 31, 2006	$104	17,613,827	$176	$152,573	$0	$2,647	$(100,605)	$—	(1,168,748)	$(3,214)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ALBANY COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2006	2005	2004
	(In thousands of dollars)

Cash flows from operating activities:
Net loss	$(43,981)	$(10,217)	$(3,587)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,475	3,666	2,806
Amortization of warrants	498	199	199
Intangible asset impairment (see “Intangible Asset” note)	9,485	—	—
Deferred compensation	245	362	1,192
Deferred income taxes	—	8,510	(10,530)
Unrealized investment (gains) loss	36,674	(15,924)	6,367
Realized (gains) losses on sale of investments	(29,072)	(5,667)	(16,437)
(Gain) loss on fixed assets	(21)	(70)	—
Software Impairment loss	—	—	823
Services provided in exchange for common stock	7,905	10,371	10,486
Changes in operating assets and liabilities, net of effects from purchase of Descap Securities, Inc. in 2004:
Cash and securities segregated under federal regulations	1,900	(7,100)	—
Securities purchased under agreement to resell	13,741	7,204	21,233
Net receivable from customers	336	(375)	(3,426)
Securities owned, net	(10,698)	(51,087)	57,951
Other assets	1,134	1,003	1,618
Net payable to brokers, dealers, and clearing agencies	24,065	43,868	(65,443)
Net payable to others	1,136	1,840	1,247
Accounts payable and accrued expenses	4,003	(10,131)	(11,450)
Income taxes payable, net	131	—	—

Net cash provided by (used in) operating activities	19,956	(23,548)	(6,951)

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(2,897)	(1,216)	(1,667)
Sales of furniture, equipment and leaseholds	5,051	118	—
Payment for purchase of Descap Securities, Inc., net of cash acquired	(3,720)	(538)	(21,536)
Payment for purchase of Noddings, net of cash acquired	—	(125)	(583)
Purchases of investments	(4,819)	(4,478)	(7,200)
Proceeds from sale of investments	35,803	16,199	10,994

Net cash provided by (used in) investing activities	29,418	9,960	(19,992)

Cash flows from financing activities:
(Payments) proceeds of short-term bank loans, net	(21,550)	10,200	1,375
Proceeds of notes payable	9,025	5,164	20,000
Payments of notes payable	(26,883)	(7,564)	(2,393)
Payments of obligations under capitalized leases	(2,239)	(1,509)	(2,050)
Proceeds from obligations under capitalized leases	—	219	—
Payments for purchases of common stock	(367)	(186)	—
Proceeds from subordinated debt	160	—	—
Payments on subordinated debt	(1,288)	—	(26)
Proceeds from issuance of common stock under stock option plans	55	522	4,721
Proceeds from issuance of private placement	—	—	9,327
Net (decrease) increase in drafts payable	(4,021)	8,215	99
Dividends paid	—	(832)	(2,982)

Net cash (used in) provided by financing activities	$(47,108)	$14,229	$28,071

Increase in cash	$2,266	$641	$1,128
Cash at beginning of the year	1,926	1,285	157

Cash at the end of the year	$4,192	$1,926	$1,285

SUPPLEMENTAL CASH FLOW DISCLOSURES
Income tax payments	$144	$950	$861
Interest payments	$16,057	$12,491	$5,975

The accompanying notes are an integral part of these consolidated financial statements

NON CASH INVESTING AND FINANCING ACTIVITIES

In 2006, 2005 and 2004, the Company entered into capital leases for office and computer equipment totaling approximately $0.2 million, $4.0 million and $2.0 million, respectively.

During the years ended December 31, 2006, 2005 and 2004, the Company converted $0.2 million, $1.6 and $0.0 million, respectively of accrued compensation to subordinated debt.

During the years ended December 31, 2006 and 2005, Intangible assets increased $1.0 million and $2.2 million, respectively, due to additional consideration payable at December 31, 2006 and December 31, 2005 to the sellers of Descap Securities, Inc. Up to 75% of this payable may be satisfied with the Company’s stock.

As of December 31, 2006, 2005 and 2004, the Company acquired $0.0 million, $3.1 million and $1.2 million in office equipment and leasehold improvements where the obligation related to this acquisition is included in accounts payable.

During the years ended December 31, 2006, 2005 and 2004, the Company distributed $1.0 million, $0.6 million and $0.2 million, respectively, of the Company’s stock from the employee stock trust to satisfy deferred compensation liabilities payable to employees (see “Stockholders Equity” Note).

During the year ended December 31, 2006, the Company reversed a $1.5 million rent accrual related to the surrender of one of its office leases.

Refer to “Business Combination” note for assets and liabilities acquired related to the purchase of Descap Securities, Inc.

Refer to “Benefit Plans” note for non-cash financing activities related to restricted stock.

Refer to the “Investments” note for non-cash investing activities related to the Employee Investment Funds.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Significant Accounting Policies

Organization and Nature of Business

The consolidated financial statements include the accounts of First Albany Companies Inc., its wholly owned subsidiaries (the “Company”), and Employee Investment Funds (see “Investments” note). First Albany Capital Inc. (“First Albany Capital”) is the Company’s principal subsidiary and a registered broker-dealer. First Albany Capital is registered with the Securities and Exchange Commission (“SEC”) and is a member of various exchanges and the National Association of Securities Dealers, Inc. Descap Securities, Inc. (“Descap”), which was acquired by the Company in 2004, is a broker-dealer registered with the SEC and is a member of the National Association of Securities Dealers, Inc. The Company’s primary business is investment banking and securities brokerage for institutional customers primarily in the United States. The Company also provides investment-banking services to corporate and public clients, and engages in market making and trading of corporate, government and municipal securities primarily in the United States. First Albany Capital Limited, a subsidiary formed in January 2006, provides securities brokerage to institutional investors in the United Kingdom and Europe. Another of the Company’s subsidiaries is FA Technology Ventures Corporation (“FATV”) which manages private equity funds, which provides venture financing to emerging growth companies primarily in the United States. All significant intercompany balances and transactions have been eliminated in consolidation. FA Asset Management Inc. is also a subsidiary of the Company. In September 2006, the Company committed to a plan to dispose of its Institutional Convertible Bond Arbitrage Advisory Group formerly included in the Company’s “Other” segment, which is the only remaining operation for this subsidiary. At December 31, 2006, FA Asset Management Inc. is included in discontinued operations (see “Discontinued Operations” Note).

Liquidity and Net Capital

The Company has experienced recurring losses. Continuing losses will impact the Company’s liquidity and net capital. Management’s plans in this regard include increasing revenue and reducing cash compensation and benefit costs by restructuring incentive compensation. Based upon management’s plans, management believes it will have adequate resources and regulatory capital to continue operations for at least the next twelve months. However, there can be no assurance that management’s plans will be achieved and accordingly continued losses could adversely affect the Company’s liquidity and net capital.

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

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2006, the Company had entered into a number of resale agreements with Mizuho Securities USA and First Tennessee valued at $14.1 million. At December 31, 2005, resale agreements were valued at $27.8 million. For both periods, the collateral held by the Company consists of Government Bonds and was equal to the approximate principal amount loaned to Mizuho Securities USA and First Tennessee. These resale agreements may be cancelled or renewed on a daily basis by either the Company or the counter party.

Securities-Borrowing Activities

Securities borrowed are generally reported as collateralized financings and are recorded at the amount of cash collateral advanced. Securities borrowed transactions require the Company to deposit cash, or other collateral with the lender. The Company monitors the market value of securities borrowed on a daily basis, with additional collateral obtained or refunded as necessary. The Company no longer engages in securities lending transactions.

Collateral

The Company receives collateral in connection with resale agreements and securities borrowed transactions. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements to deliver to counter parties to cover short positions. The Company continues to report assets it has pledged as collateral in secured borrowing transactions and other arrangements when the secured party cannot sell or repledge the assets and does not report assets received as collateral in secured lending transactions and other arrangements because the debtor typically has the right to redeem the collateral on short notice.

Intangible Assets

The Company amortizes customer related intangible assets over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. Goodwill is not amortized, instead it is reviewed on an annual basis for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. A reporting unit is defined by the Company as an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. In addition to annual testing, Goodwill is also tested for impairment at the time of a triggering event requiring a re-evaluation, if one were to occur.

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Drafts Payable

The Company maintains a group of “zero-balance” bank accounts which are included in payables to others on the Statements of Financial Condition. The balances in the “zero-balance” accounts represent outstanding checks that have not yet been presented for payment at the bank. The Company has sufficient funds on deposit to clear these checks, and these funds will be transferred to the “zero-balance” accounts upon presentment. The Company maintains one “zero-balance” account which is used as a cash management technique, permitted under Rule 15c3-3 of the Securities and Exchange Commission, to obtain federal funds for a fee, which is lower than prevailing interest rates, in amounts equivalent to amounts in customers’ segregated funds accounts with a bank (see “Cash and Securities Segregated Under Federal Regulations” note).

Statement of Cash Flows

For purposes of the Statement of Cash Flows, the Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated under federal regulations or held for sale in the ordinary course of business.

Comprehensive Income

The Company has no components of other comprehensive income; therefore, comprehensive income equals net income.

Derivative Financial Instruments

The Company does not engage in the proprietary trading of derivative securities with the exception of highly liquid treasury and municipal index futures contracts and options. These index futures contracts and options are used primarily as fair value hedges against securities positions in the Company’s securities owned. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Gains and losses on these financial instruments are included as revenues from principal transactions.

Fair Value of Financial Instruments

The financial instruments of the Company are reported on the Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair values, because of the short maturity of the instruments, except subordinated debt. The estimated fair value of subordinated debt at December 31, 2006, approximates its carrying value based on current rates available (see “Subordinate Debt” note).

Office Equipment and Leasehold Improvements

Office equipment and leasehold improvements are stated at cost less accumulated depreciation of $26.7 million at December 31, 2006 and $24.8 million at December 31, 2005. Depreciation is provided on a straight-line basis over the shorter of the estimated useful life of the asset (2 to 5 years) or the initial term of the lease. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $2.3 million, $3.6 million and $2.6 million, respectively.

Securities Issued for Services

The Company adopted the recognition provisions of FAS 123 effective January 1, 2003 using the prospective method of transition described in FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under the fair value recognition provisions of FAS 123 and FAS 148, stock-based compensation cost as it relates to options is measured at the grant date based on the Black-Scholes value of the award and is recognized as expense over the vesting period on a straightline basis for awards granted after December 31, 2002. For options granted prior to December 31, 2002, the fair value of options granted was not required to be recognized as an expense in the Consolidated Financial Statements. Compensation expense for

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock awards is recorded for the fair market value of the stock issued. In the event that recipients are required to render future services to obtain full rights in the securities received, the compensation expense is deferred and amortized as a charge to income over the period that such rights vest to the recipient.

Effective January 1, 2006, the Company adopted FAS 123(R). In adopting FAS 123(R), the Company applied the modified prospective application transition method. Under the modified prospective application method, prior period financial statements are not adjusted. Instead, the Company will apply FAS 123(R) for new awards granted after December 31, 2005, any portion of awards that were granted after January 1, 1995 and have not vested by January 1, 2006 and any outstanding liability awards. The impact of applying the nominal vesting period approach for awards with vesting upon retirement eligibility and the non-substantive approach was immaterial. Upon adoption of FAS 123(R) on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of as incurred. The estimated forfeiture rate for 2006 was 25% (see “Benefit Plans” note).

Legal Fees

The Company accrues legal fees as they are incurred.

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

Reclassification

Certain 2005 and 2004 amounts on the Consolidated Statements of Operations have been reclassified to conform to the 2006 presentation due to the Company discontinuing its Taxable Fixed Income corporate bond division and its Institutional Convertible Bond Arbitrage Advisory Group subsidiary (see “Discontinued Operations” note). Certain amounts in the Consolidated Statements of Cash Flows have been reclassified related to deferred compensation, $0.6 million and $0.2 million were reclassified in 2005 and 2004, respectively, to deferred compensation, from services provided in exchange for common stock.

Earnings per Common Share

The Company calculates its basic and diluted earnings per shares in accordance with Statement of Financial Accounting Standards No. 128, Earnings per share. Basic earnings per share are computed based upon weighted-average shares outstanding. Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, unexercised options and any contingently issued shares (see “Temporary Capital” note). The weighted-average shares outstanding were calculated as follows at December 31:

	2006	2005	2004
	(In thousands of shares)

Weighted average shares for basic earnings per share	15,155	13,824	12,528
Effect of dilutive common equivalent shares	—	—	—

Weighted average shares and dilutive common equivalent shares for dilutive earnings per share	15,155	13,824	12,528

The Company excluded approximately 0.3 million, 0.9 million, and 1.1 million common equivalent shares in 2006, 2005, and 2004 respectively, in its computation of dilutive earnings per share because they were anti-

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive. In addition, at December 31, 2006, approximately 1.8 million shares of restricted stock awards, (see “Benefit Plans” note) which are included in shares outstanding, are not included in the basic earnings per share computation because they are not vested as of December 31, 2006.

NOTE 2.	Cash and Securities Segregated under Federal Regulations

At December 31, 2006 and 2005, the Company segregated cash of $5.2 million and $7.1 million respectively, in a special reserve bank account for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.

NOTE 3.	Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following at December 31:

	2006	2005
	(In thousands of dollars)

Adjustment to record securities owned on a trade date basis, net	$—	$23,190
Securities borrowed	455	179
Commissions receivable	2,146	2,928
Securities failed to deliver	3,841	4,086
Good faith deposits	225	1,337
Receivable from clearing organizations	3,959	4,501

Total receivables	$10,626	$36,221

Adjustment to record securities owned on a trade date basis, net	$2,173	$—
Payable to clearing organizations	43,807	45,959
Securities failed to receive	3,085	4,636

Total payables	$49,065	$50,595

Proprietary securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the Statements of Financial Condition.

NOTE 4.	Receivables From and Payables To Customers

At December 31, 2006, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional clients.

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk. The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent. As the potential amount of

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this indemnification. At December 31, 2006, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

NOTE 5.	Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at December 31:

	2006		2005
		Sold,		Sold,
		but not yet		but not yet
	Owned	Purchased	Owned	Purchased
	(In thousands of dollars)

Marketable Securities
U.S. Government and federal agency obligations	$90,652	$51,393	$84,983	$50,729
State and municipal bonds	139,811	26	124,388	128
Corporate obligations	31,146	84	41,954	760
Corporate stocks	12,989	456	11,542	828
Options	258	161	—	—
Not Readily Marketable Securities
Investment securities with no publicly quoted market	1,008	—	909	—
Investment securities subject to restrictions	303	—	2,018	—

Total	$276,167	$52,120	$265,794	$52,445

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

The Company’s investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below as of and for the years ended December 31:

	2006	2005	2004
	(In thousands of dollars)

Carrying Value
Public	$—	$40,375	$19,970
Private	10,866	9,492	19,405
Consolidation of Employee Investment
Funds net of Company’s ownership interest, classified as Private
Investment	1,384	2,630	5,170

Total carrying value	$12,250	$52,497	$44,545

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment gains and losses were comprised of the following:

	2006	2005	2004
	(In thousands of dollars)

Public (realized and unrealized gains and losses)	$(12,865)	$22,424	$8,240
Private (realized gains and losses)	5,995	(830)	66
Private (unrealized gains and losses)	(732)	(3)	1,764

Investment gains (losses)	$(7,602)	$21,591	$10,070

iRobot (“IRBT”) and Mechanical Technology Incorporated (“MKTY”) accounted for the entire balance of public investments owned by the Company as of December 31, 2005. During the year ended December 31, 2006, the Company sold its remaining 1,116,040 shares of Mechanical Technology Incorporated (“MKTY”) for proceeds of approximately $3.3 million. Also during the year ended December 31, 2006, the Company sold its remaining 1,116,290 shares of iRobot (“IRBT”) for proceeds of approximately $24.2 million.

Privately held investments include an investment of $10.1 million in FA Technology Ventures L.P. (the “Partnership”), which represented the Company’s maximum exposure to loss in the Partnership at December 31, 2006. The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital. At December 31, 2006 total Partnership capital for all investors in the Partnership equaled $40.1 million. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these financial statements, but has recorded the value of its investment. FA Technology Ventures Inc. (“FATV”), a wholly-owned subsidiary, is the investment advisor for the Partnership. Revenues derived from the management of this investment and the Employee Investment Funds for the year ended December 31, 2006 were $1.4 million in consolidation. On May 23, 2006, FATV announced that one of the portfolio companies of the Partnership was expected to be acquired by Microsoft Corporation. The acquisition closed in July 2006. Also in July 2006, another private investment held by the Company was acquired by an outside firm. For the year ended December 31, 2006, the $6.0 million net realized gain for private investments was driven primarily by distributions of the gains from these investments to the Company.

The Company has consolidated its Employee Investment Funds (EIF). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FAC Management Corp., a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company’s carrying value of this EIF is $0.3 million excluding the effects of consolidation. The Company has outstanding loans of $0.4 million to the EIF and is also committed to loan an additional $0.2 million to the EIF. The effect of consolidation was to increase Investments by $1.4 million, decrease Receivable from Others by $0.4 million and increase Payable to Others by $1.0 million. The amounts in Payable to Others relates to the value of the EIF owned by employees.

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Intangible Assets

	December 31	December 31
	2006	2005
	(In thousands of dollars)

Intangible assets
Customer related (amortizable):
Descap Securities, Inc. — Acquisition	$641	$641
Accumulated amortization	(143)	(89)
Institutional convertible bond arbitrage advisory group — Acquisition	1,017	1,017
Accumulated amortization	(382)	(306)
Impairment loss	(635)	—

	498	1,263

Goodwill (unamortizable):
Descap Securities, Inc. — Acquisition	25,250	23,763
Impairment loss	(7,886)	—
Institutional convertible bond arbitrage advisory group — Acquisition	964	964
Impairment loss	(964)	—

	17,364	24,727

Total Intangible Assets	$17,862	$25,990

The carrying amount of goodwill for the Descap Securities, Inc. — Acquisition increased by $1.5 million during the year ended December 31, 2006, related primarily to additional consideration pursuant to the acquisition agreement (see “Commitments and Contingencies” note).

As a result of annual impairment testing, the goodwill related to the acquisition of Descap was determined to be impaired. Fair value of the Descap reporting unit was determined using both the income and market approaches. The income approach determines fair value using a discounted cash flow analysis based on management’s projections. The market approach analyzes and compares the operations performance and financial conditions of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison. The valuation gives equal weight to the two approaches to arrive at the fair value of the reporting unit. As a result of the valuation, as of December 31, 2006, the carrying value of goodwill was greater than the implied value of goodwill resulting in a goodwill impairment loss of $7.9 million recognized in the caption “Impairment” on the Statements of Operations.

A plan approved by the Board of Directors on September 28, 2006 to discontinue operations of the Institutional Convertible Bond Arbitrage Advisory Group (the “Group”) triggered an impairment test in the third quarter of 2006 in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Fair value of the Group was determined using the income approach. The income approach determines fair value using a discounted cash flow analysis based on management’s projections. Based on the impairment test, a goodwill impairment loss of $1.0 was recognized in discontinued operations for the year ended December 31, 2006. As a result of impairment testing of the disposal group in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, it was determined that amortizable customer related intangibles were also impaired. An impairment loss of $0.6 million was recognized related to amortizable intangible assets in discontinued operations for the year ended December 31, 2006.

Customer related intangible assets are being amortized over 12 years. Amortization expense for the customer related intangible assets, including the impairment, for the years ended December 31, 2006, 2005,

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2004 was $0.8 million, $0.1 million, and $0.2 million, respectively. Future amortization expense is estimated as follows:

Estimated Amortization Expense
(Year Ended December 31)

2007	$53
2008	53
2009	53
2010	53
2011	53
Thereafter	233

Total	$498

NOTE 8.	Short-Term Bank Loans and Notes Payables

Short-term bank loans are made under a variety of bank lines of credit totaling $210 million of which approximately $129 million is outstanding at December 31, 2006. These bank lines of credit consist of credit lines that the Company has been advised are available solely for financing securities inventory but for which no contractual lending obligation exist and are repayable on demand. These loans are collateralized by eligible securities, including Company-owned securities, subject to certain regulatory formulas. Typically, these lines of credit will allow the Company to borrow up to 85% to 90% of the market value of the collateral. These loans bear interest at variable rates based primarily on the Federal Funds interest rate. The weighted average interest rates on these loans were 5.74% and 4.68% at December 31, 2006 and 2005 respectively. At December 31, 2006, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned, of $145 million.

The Company’s notes payable includes a $12.7 million Term Loan to finance the acquisition of Descap Securities, Inc. Interest rate is 2.4% over the 30-day London InterBank Offered Rate (“LIBOR”) (5.33% at December 31, 2006). Interest only was payable for the first six months, and thereafter monthly payments of $238 in principal and interest over the life of the loan which matures on May 14, 2011. The Term Loan agreement contains various covenants, as defined in the agreement. On April 22, 2005, the lender agreed to waive the financial covenants contained in the term loan agreement for the quarter ended March 31, 2005. On August 9, 2005, the lender agreed to amend the loan document, effective June 30, 2005. The lender agreed to eliminate the EBITDAR requirement of $22.5 million, amend the definition for operating cash flow, fixed charges, EBITDAR and modified indebtedness. The lender also agreed to increase the maximum allowable modified total funded indebtedness to EBITDAR ratio from 1.75 to 2.00 through March 31, 2006. Thereafter the revised ratio requires that the Company’s modified total funded debt to EBITDAR not to exceed 1.75 to 1 (for the twelve month period ending December 31, 2006, modified total funded indebtedness EBITDAR ratio was 0.51 to 1). In addition, the modified Term Loan agreement requires operating cash flow to total fixed charges (as defined) to be not less than 1.15 to 1 (for the twelve month period ending December 31, 2006, the operating cash flow to total fixed charge ratio was 2.15 to 1) EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments. The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenant.

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal payments for the Term Note are due as follows:

(In thousands of dollars)

2007	$2,857
2008	2,857
2009	2,857
2010	2,857
2011	1,239

Total principal payments remaining	$12,667

In March 2006, our $10 million Senior Note, dated June 13, 2003, which was set to mature on June 30, 2010, was repaid in full. In May 2006, principal payments of $4.9 million and $8.7 million were made to pay off the Company’s $4.9 million Term Loan and $11 million Term Loan, respectively.

NOTE 9.	Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at December 31, 2006:

(In thousands
of dollars)

2007	$1,599
2008	999
2009	676
2010	460
2011	213
2012	11

Total minimum lease payments	3,958
Less: amount representing interest	436

Present value of minimum lease payments	$3,522

NOTE 10.	Payables To Others

Amounts payable to others consisted of the following at December 31:

	2006	2005
	(In thousands
	of dollars)

Draft payables	$5,942	$9,963
Net Payable to Employees for the Employee Investment Fund (see “Investments” note)	1,039	1,371
Payable to Sellers of Descap Securities, Inc. (see “Commitments and Contingencies” footnote)	1,036	—
Others	979	2,765

Total	$8,996	$14,099

The Company maintains a group of “zero-balance” bank accounts which are included in payables to others on the Statements of Financial Condition. Drafts payable represent the balances in these accounts related to outstanding checks that have not yet been presented for payment at the bank. The Company has sufficient funds on deposit to clear these checks, and these funds will be transferred to the “zero-balance” accounts upon presentment. The Company maintains one “zero-balance” account which is used as a cash

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management technique, permitted under Rule 15c3-3 of the Securities and Exchange Commission, to obtain federal funds for a fee, which is lower than prevailing interest rates, in amounts equivalent to amounts in customers’ segregated funds accounts with a bank (see “Cash and Securities Segregated Under Federal Regulations” note).

NOTE 11.	Subordinated Debt

A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”). The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan. The New York Stock Exchange has approved the Company’s subordinated debt agreements related to the Plan. Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital. The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under this Plan. Principal debt repayment requirements, which occur on about April 15th of each year, as of December 31, 2006, are as follows:

(In thousands of dollars)

2007	$1,462
2008	1,299
2009	465
2010	287
2011 to 2016	911

Total	$4,424

NOTE 12.	Commitments and Contingencies

Commitments: As of December 31, 2006, the Company had a commitment to invest up to an additional $3.8 million in FA Technology Ventures, LP (the “Partnership”). The investment period expired in July 2006, however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of December 31, 2006, the Company had an additional commitment to invest up to $0.3 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). The investment period expired in July 2006, but the General Partner

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through operating cash flow.

As of December 31, 2006, the Company has guaranteed compensation payments of $12.6 million payable over the next four years related to various compensation arrangements with its employees.

Contingent Consideration: On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap, a New York-based broker-dealer and investment bank. Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following: for each of the years ending May 31, 2005 through May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period. Each Earnout Payment shall be paid in cash, provided that the Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock. The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments. Based upon Descap’s Pre-Tax Net Income from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at December 31, 2006. Also, based upon Descap’s pre-tax net income from June 1, 2006 to December 31, 2006, no contingent consideration would be payable to the Sellers.

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

In April 2006, the Company entered into a Surrender Agreement with its landlord related to a lease it had signed in 2005, for new office space in New York City. The Company was a tenant under a sublease dated April 6, 2005, for space located at 1301 Avenue of the Americas, New York, New York (“Premises”). On April 28, 2006, the Company entered into transactions with various parties under which the Company surrendered the Premises and was released from future liability. As a result of the transactions, the Company was released from further liability for rent and other tenant expenses relating to the Premises, was reimbursed approximately $5.0 million for construction costs and cancelled approximately $1.9 million of letters of credit it had issued as security. The financial impact of this transaction was immaterial to the Statements of Operations.

Also, on September 29, 2006, the Company entered into a Third Amendment to Sub-Lease Agreement (the “Amendment”), amending a Sub-Lease Agreement dated August 12, 2003, as previously amended, by and between the Company and Columbia 677, L.L.C. (“Columbia”), a New York limited liability company, for the lease of certain property located at 677 Broadway, Albany, New York (the “Sublease”). Pursuant thereto and on certain conditions specified therein, the Company surrendered 15,358 square feet of space (the “Surrender Premises”) with respect to which Columbia agreed to release the Company from its lease obligations under the Sublease. Under the terms of the Amendment, the Company vacated a portion of the Surrender Premises on October 9, 2006 and vacated the remainder on October 16, 2006, subject to certain conditions. The Company continues to sublease and occupy 32,698 square feet of space under the Sublease. Due to the surrender of the space the Company incurred a loss of $0.8 million due mainly to a surrender fee the Company will pay to Columbia. The surrender fee is payable to Columbia in three installments as follows: two installments of $0.2 million were paid on November 1, 2006 and January 1, 2007, and a third payment of $0.4 is due on April 1, 2007, all of which constitutes additional rent under the Sublease. As part of the Company’s surrender

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the space, the Company accelerated $0.2 million of depreciation expense related to the abandoned leasehold improvements.

In September 2006, the Company entered into an agreement to sublease 1,950 square feet of office space at the Company’s Boston location. Under the terms of the sublease agreement, the subtenant will pay the Company a total of $0.7 million over the term of the sublease.

In October 2006, the Company consolidated their 444 Madison Avenue offices with their offices at 1 Penn Plaza in New York City and incurred an impairment loss of $0.5 million which was net of projected sublease income.

Future minimum annual lease payments, and sublease rental income, are as follows:

	Future Minimum	Sublease Rental	Net Lease
	Lease Payments	Income	Payments
	(In thousands of dollars)

2007	$7,594	$1,126	$6,468
2008	6,022	809	5,213
2009	2,822	100	2,722
2010	2,438	100	2,338
2011	2,366	100	2,266
Thereafter	6,607	191	6,416

Total	$27,849	$2,426	$25,423

Annual rental expense, net of sublease rental income, for the years ended December 31, 2006, 2005 and 2004 approximated $4.8 million, $7.2 million, and $5.6 million, respectively.

In 2005, rent expense increased, compared to 2004, due to the Company’s real estate strategy in New York City and San Francisco. While in 2006, rental expense decreased due to the reversal of rent accruals relating to the surrender of the Company’s 1301 Avenue of the Americas lease.

Litigation

In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”). The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The plaintiffs’ claims have now been referred back to the Bankruptcy Court for such consideration. Discovery is currently underway. The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs’ claims, and believes that the claims lack merit. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

The Company’s wholly owned subsidiary Descap Securities Inc. (“Descap”) acted as the seller in a series of purchases by a large institutional customer of collateralized mortgage securities (the “Bonds”) from April through June 2006. In these transactions, Descap acted as “riskless principal,” insofar as it purchased the Bonds from a third party and immediately resold them to the customer. The customer who purchased the

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bonds has claimed that Descap misled the customer through misrepresentations and omissions concerning certain fundamental elements of the Bonds and that the customer would not have purchased the Bonds had it not been misled by Descap. By letter of September 14, 2006, the customer has claimed that the Company and Descap are liable to the customer for damages in an amount in excess of $21 million and has threatened litigation if the dispute is not resolved. The Company and Descap have denied that Descap is responsible for the customer’s damages and intend to defend vigorously any litigation that the customer may commence. The Company and Descap are in discussions with the customer in an attempt to resolve the dispute. The outcome of this dispute is highly uncertain, however, and an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

In connection with the termination of Arthur Murphy’s employment by First Albany Capital as Executive Managing Director, Mr. Murphy, also a former member of the Board of Directors of the Company, filed an arbitration claim against First Albany Capital, Alan Goldberg, former President and Chief Executive Officer, and George McNamee, Chairman of First Albany Companies Inc. with the National Association of Securities Dealers on June 24, 2005. The claim alleged damages in the amount of $8 million based on his assertions that he was fraudulently induced to remain in the employ of First Albany Capital. Without admitting or denying any wrongdoing or liability, on December 28, 2006, First Albany Capital entered into a settlement agreement with Arthur Murphy in connection with such arbitration claim.

In the normal course of business, the Company has been named a defendant, or otherwise has possible exposure, in several claims. Certain of these are class actions, which seek unspecified damages that could be substantial. Although there can be no assurance as to the eventual outcome of litigation in which the Company has been named as a defendant or otherwise has possible exposure, the Company has provided for those actions most likely of adverse disposition. Although further losses are possible, the opinion of management, based upon the advice of its attorneys, is that such litigation will not, in the aggregate, have a material adverse effect on the Company’s liquidity, financial position or cash flow, although it could have a material effect on quarterly or annual operating results in the period in which it is resolved.

In the ordinary course of business, the Company is called upon from time to time to answer inquiries and subpoenas on a number of different issues by self-regulatory organizations, the SEC and various state securities regulators. In recent years, there has been an increased incidence of regulatory enforcement in the United States involving organizations in the financial services industry, and the Company is no exception. We are not always aware of the subject matter of the particular inquiry or the ongoing status of a particular inquiry. As a result of some of these inquiries, the Company has been cited for technical operational deficiencies. Although there can be no assurance as to the eventual outcome of these proceedings, none of these inquiries has to date had a material effect upon the business or operations of the Company.

Collateral

The fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities consisted of the following as of December 31:

	2006	2005
	(In thousands of dollars)

Securities purchased under agreements to resell	$13,990	$27,804
Securities borrowed	442	177

Total	$14,432	$27,981

As of December 31, 2006, no collateral had been sold or repledged.

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $0.2 million at December 31, 2006. The letter of credit agreements were collateralized by Company securities with a market value of $0.2 million at December 31, 2006.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of December 31, 2006, the Company had $0.4 million in outstanding underwriting commitments and had purchased $7.0 million and sold $14.5 million securities on a when-issued basis.

NOTE 13.	Temporary Capital

In connection with the Company’s acquisition of Descap Securities, Inc., the Company issued 549,476 shares of stock which provides the Sellers the right to require the Company to purchase back the shares issued, at a price of $6.14 per share. Accordingly, the Company has recognized as temporary capital the amount that it may be required to pay under the agreement. If the put is not exercised by the time it expires, the Company will reclassify the temporary capital to stockholders’ equity. The Company also has the right to purchase back these shares from the Sellers at a price of $14.46. The put and call rights expire on May 31, 2007. In June 2006, certain of the sellers of Descap Securities, Inc. exercised their put rights and the Company purchased 532,484 shares at $6.14 per share for a total amount of $3.3 million.

NOTE 14.	Stockholders’ Equity

Dividends

In February 2005, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 10, 2005, to shareholders of record on February 24, 2005. In May 2005, the Board of Directors suspended the $0.05 per share dividend.

Acquisition — Descap Securities, Inc.

The shares issued to the sellers of Descap provide the sellers the right to require the Company to purchase back these shares at a price of $6.14 per share. The Company also has the right to purchase back these shares from the sellers at a price of $14.46. Both the put and call rights expire on May 31, 2007. The value assigned to the shares of common stock issued ($10.39 per share) approximated the market value of the stock on the date Descap was acquired ($10.30 per share). The difference in the value assigned and the market value was due to the put and call features attached to the stock. In June 2006, certain of the sellers of Descap Securities, Inc. exercised their put rights and the Company purchased 532,484 shares at $6.14 per share for a total amount of $3.3 million.

Rights Plan

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

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company if it is the surviving entity in a business combination) having a market value equal to twice the exercise price of each right. The rights will be redeemable at any time prior to their becoming exercisable.

Treasury Stock

In December 2003, the Board of Directors authorized a stock repurchase program, which expired June 9, 2005.

Warrants

In 2003, the Company issued a Senior Note dated June 13, 2003 for $10 million with a fixed interest rate of 8.5%, payable semiannually and maturing on June 30, 2010. There were 437,000 warrants issued to the purchasers of the Senior Note, which are exercisable between $10.08 and $11.54 per share through June 13, 2010. The Senior Note was paid in full in March 2006, while the warrants are still outstanding.

Deferred Compensation and Employee Stock Trust

The Company has adopted or may hereafter adopt various nonqualified deferred compensation plans (the “Plans”) for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company. Plan participants may elect under the Plans to have the value of their Plans Accounts track the performance of one or more investment benchmarks available under the Plans, including First Albany Companies Common Stock Investment Benchmark, which tracks the performance of First Albany Companies Inc. common stock (“Company Stock”). With respect to the First Albany Companies Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the “Trust”) it has established in connection with meeting its related liability under the Plans. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under its current Plans.

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

The income tax provision was allocated as follows for the year ended December 31:

	2006	2005	2004
	(In thousands of dollars)

Loss from continuing operation	$199	$8,481	$(7,591)
Loss from discontinued operations	(68)	(249)	(176)
Stockholders’ equity (additional paid-in capital)	—	(213)	(2,273)

Total income tax provision (benefit)	$131	$8,019	$(10,040)

The Company did not report a benefit for federal and state income taxes in the 2006 financial statements because the benefit of the loss has been offset by the maintenance of a full valuation allowance. In 2006, the

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company did book income tax expense for continuing operations related to a provision for federal alternative minimum tax (“AMT”) and taxable income in certain states. The AMT tax for continuing operations was partially offset by an income tax benefit for discontinued operations.

The components of income taxes attributable to loss from continuing operations, net of valuation allowance, consisted of the following for the years ended December 31:

	2006	2005	2004
	(In thousands of dollars)

Federal
Current	$156	$51	$(115)
Deferred (including tax benefit from operating loss carryforwards of $0.0 million, $0.0 million and $1.5 million)	—	6,496	(5,707)
State and local
Current	43	(123)	—
Deferred (including tax benefit from operating loss carryforwards of $0.0 million, $0.0 million and $1.5 million)	—	2,057	(1,769)

Total income tax expense (benefit)	$199	$8,481	$(7,591)

The expected income tax expense (benefit) using the federal statutory rate differs from income tax expense pertaining to pretax loss from continuing operations as a result of the following for the years ended December 31:

	2006	2005	2004
	(In thousands of dollars)

Income taxes at federal statutory rate @ 35%	$(13,745)	$1,996	$(3,618)
Graduated tax rates	393	(57)	103
State and local income taxes, net of federal income taxes and state valuation allowance	43	1,277	(1,286)
Meals and entertainment	165	206	262
Tax-exempt interest income, net	(494)	(773)	(1,320)
Other compensation	396	—	—
Goodwill impairment	2,682	—	—
Plug Power Inc. stock distribution	—	—	(1,830)
Appreciated stock contribution	—	(123)	—
Other, including reserve adjustments	436	(72)	98
Alternative minimum tax	156
Change in federal and foreign valuation allowance	10,167	6,027	—

Total income tax expense (benefit)	$199	$8,481	$(7,591)

In 2004, the Company distributed approximately 2 million shares of Plug Power Inc. as a special dividend to the Company’s shareholders. The Company realized an approximate $2.2 million tax benefit (federal tax benefit of $1.8 million and state tax benefit of $0.4 million) due to a difference in the accounting and tax treatments of this distribution.

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

	2006	2005
	(In thousands of dollars)

Securities held for investment	$(209)	$(15,134)
Fixed assets	1,540	152
Deferred compensation	8,700	10,736
Accrued liabilities	1,306	1,228
Deferred revenue	(442)	—
Net operating loss carryforwards	9,885	11,917
Intangible assets	654	—
Other	332	334

Total net deferred tax asset before valuation allowance	21,766	9,233
Less valuation allowance	21,766	9,233

Total net deferred tax asset	$—	$—

The Company has recorded a valuation allowance at December 31, 2006 and 2005, as a result of uncertainties related to the realization of its net deferred tax asset. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over the past three years and the difficulty of forecasting future taxable income. The valuation allowance reflects the conclusion of management that is more likely than not that the benefit of the deferred tax assets will not be realized. The Company recorded a net change in its deferred tax valuation allowance in 2006 of $12.5 million. At December 31, 2005, the Company recorded a valuation allowance of approximately $9.2 million. The Company did not record a valuation allowance for deferred tax assets at December 31, 2004, since it determined that it was more likely than not that deferred tax assets would be fully realized through future taxable income.

At December 31, 2006, the Company had federal net operating loss carryforwards of $24.4 million, which expire between 2023 and 2025. At December 31, 2006, the Company had state operating loss carryforwards for tax purposes approximating $19.6 million, which expire between 2009 and 2025.

The Company applies the “with and without” intra-period tax allocation approach described in the Emerging Issues Task Force (EITF) release Topic D-32 in determining the order in which tax attributes are considered. Under this approach a windfall benefit is recognized in additional paid-in capital only if an incremental benefit is provided after considering all other tax attributes presently available to the Company. The Company measures windfall tax benefits considering only the direct effects of the stock option deduction. In the current year there was no windfall tax benefits, only tax shortfalls, the tax impact of which was offset by the change in the valuation allowance.

The Company has elected to apply the alternative transition method to calculate the historical pool of windfall tax benefits available as of the date of adoption of FAS 123(R) as described in FASB Staff Position No. FAS 123(R)-3.

NOTE 16.	Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock, which expire at various times through December 31, 2011. The following is a recap of all plans as of December 31, 2006.

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share awards authorized for issuance	10,606,015

Share awards used:
Stock options granted and outstanding	1,826,826
Restricted stock awards granted and unvested	1,787,496
Options exercised and restricted stock awards vested	5,320,514
Stock options expired and no longer available	240,046

Total share awards used	9,174,882

Share awards available for future awards	1,431,133

Adoption of FAS 123(R)

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

On January 1, 2006, the Company adopted FAS 123(R). In adopting FAS 123(R), the Company applied the modified prospective application transition method. Under the modified prospective application method, prior period financial statements are not adjusted. Instead, the Company will apply FAS 123(R) for new awards granted after December 31, 2005, any portion of awards that were granted after January 1, 1995 and have not vested by January 1, 2006 and any outstanding liability awards. The impact of applying the nominal vesting period approach for awards with vesting upon retirement eligibility and the non-substantive approach was immaterial. Upon adoption of FAS 123(R) on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate for 2006 was 25%.

For the twelve month period ended December 31, 2006, the effect of adopting FAS 123(R) was to increase the loss from continuing operations by $0.2 million, increase the loss before income taxes by $0.2 million, decrease the net loss by $0.3 million including cumulative effect of a change in accounting, increase cash flow from operations by $0.0, increase cash flow from financing activities by $0.0, increase the basic loss per share by $0.0 and increase the diluted loss per share by $0.0.

For the period ended December 31, 2006, including the cumulative effect of accounting change for 2006, total compensation expense for share based payment arrangements was $7.9 million and the related tax benefit was $0. There were no significant modifications or plan design changes made during the twelve month period ended December 31, 2006.

At December 31, 2006, the total compensation expense related to non-vested awards not yet recognized is $7.1 million, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years. The amount of cash used to settle equity instruments granted under share based payment arrangements during the twelve month period ended December 31, 2006 was $0.1 million.

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the effect on net income if the fair value based method had been applied to all outstanding and unvested stock options in each period.

	2005	2004
	(In thousands of dollars)

Loss, as reported	$(10,217)	$(3,587)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	194	318
Less: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of tax	(703)	(1,583)

Pro forma net loss	$(10,726)	$(4,852)

Earnings per share
As reported
Basic	$(0.74)	$(0.29)
Diluted	$(0.74)	$(0.29)
Pro forma
Basic	$(0.78)	$(0.39)
Diluted	$(0.78)	$(0.39)

The initial impact of FAS 123 on earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year.

Options

Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire ten years after grant date. Option transactions for the three year period ended December 31, 2006, under the plans were as follows:

		Weighted
	Shares Subject	Average Exercise
	to Option	Price

Balance at December 31, 2003	3,390,762	$7.65
Options granted	122,500	13.23
Options exercised	(708,891)	6.49
Options terminated	(90,019)	6.93

Balance at December 31, 2004	2,714,352	$8.23
Options granted	15,000	6.73
Options exercised	(91,091)	5.75
Options terminated	(145,452)	6.66

Balance at December 31, 2005	2,492,809	$8.40
Options granted	—	—
Options exercised	(9,468)	5.77
Options terminated	(656,515)	8.31

Balance at December 31, 2006	1,826,826	$8.45

Options are exercisable when they become fully vested. The intrinsic value of options exercised during the twelve month periods ending December 31, 2006 and 2005 was $7 thousand and $170 thousand, respectively. The amount of cash received from the exercise of stock options during the twelve month period

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 30, 2006 was $55 thousand. The tax benefit realized from the exercise of stock options during the twelve month period ended December 31, 2006 was $0. Shares issued by the Company as a result of the exercise of stock options may be issued out of Treasury or authorized shares available. At December 31, 2006, 1,804,056 options were exercisable with an average exercise price of $8.40, and a remaining average contractual term of 4.3 years. At December 31, 2006, 1,826,826 options outstanding had an intrinsic value of $0.0.

The following table summarizes information about stock options outstanding under the plans at December 31, 2006:

	Outstanding			Exercisable
Exercise			Average		Average
Price		Average Life	Exercise		Exercise
Range	Shares	(Years)	Price	Shares	Price

$4.60 — $6.44	458,241	4.42	$5.70	457,967	$5.70
$6.53 — $9.14	1,083,371	4.03	8.06	1,076,707	8.07
$9.47 — $13.26	36,000	7.01	13.11	36,000	13.11
$13.35 — $18.70	249,214	4.95	14.52	233,382	14.48

	1,826,826	4.31	$8.45	1,804,056	$8.40

At December 31, 2005, 2,329,671 options with an average exercise price of $8.25 were exercisable; and at December 31, 2004, 1,449,549 options with an average exercise price of $8.82 were exercisable.

The Black-Scholes option pricing model is used to determine the fair value of options granted. There were no options granted in 2006. Significant assumptions used to estimate the fair value of share based compensation awards include the following:

	2005	2004

Dividend yield	2.97%	1.32% - 2.19%
Expected volatility	41%	30% - 33%
Risk-free interest rate	3.8%	3.2% - 3.8%
Expected lives (in years)	5.34	5.48 - 6.17
Weighted average fair value of options granted	$2.19	$4.08

Since no options were granted in 2006, the above assumptions have not been established for 2006.

Restricted Stock

Restricted stock awards, under the plans established by the Company, have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 2-3 years. If an employee reaches retirement age (which per the plan is age 65), an employee will become 100% vested in all outstanding restricted stock awards. For those employees who will reach retirement age prior to the normal vesting date, the Company will amortize the expense related to those awards over the shorter period. Unvested restricted stock awards are typically forfeited upon termination although there are certain award agreements that may continue to vest subsequent to termination as long as other restrictions are followed. The amortization related to unvested restricted stock

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards that continue to vest subsequent to termination is accelerated upon the employees’ termination. Restricted stock awards for the twelve month periods under the plans were as follows:

	Unvested	Weighted Average
	Restricted Stock	Grant-Date
	Awards	Fair Value

Balance at December 31, 2003	920,297	$7.66
Granted	1,482,765	13.28
Vested	(205,293)	8.85
Fortified	(277,825)	9.19

Balance at December 31, 2004	1,919,944	11.64
Granted	1,344,572	9.21
Vested	(700,580)	11.06
Fortified	(329,611)	11.14

Balance at December 31, 2005	2,234,325	10.43
Granted	932,212	4.58
Vested	(1,011,993)	10.37
Forfeited	(366,480)	8.91

Balance at December 31, 2006	1,788,064	$7.73

The total fair value of awards vested, based on the fair market value of the stock on the vest date, during the twelve month periods ending December 31, 2006 and 2005 was $5.8 million and $5.4 million, respectively.

Expense related to restricted stock approximated $7.8 million in 2006, $9.9 million in 2005 and $7.3 million in 2004. As of December 31, 2006 and 2005, the Company recorded $7.0 million and $13.9 million, respectively, in unearned compensation related to restricted stock issuances.

Other

The Company also maintains a tax deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan), which permits eligible employees to defer a percentage of their compensation. Company contributions to eligible participants may be made at the discretion of the Board of Directors. The Company expensed $0.2 million in 2006, $0.2 million in 2005, and $0.3 million in 2004.

The Company has various other incentive programs, which are offered to eligible employees. These programs consist of cash incentives and deferred bonuses. Amounts awarded vest over periods ranging up to five years. Costs are amortized over the vesting period and approximated $2.6 million in 2006, $2.5 million in 2005, and $2.0 million in 2004. The remaining amounts to be expensed are $0.7 million at December 31, 2006, to the extent they vest.

At December 31, 2006 and December 31, 2005, there was approximately $4.5 million and $5.1 million, respectively, of accrued compensation on the Statements of Financial Condition related to deferred compensation plans provided by the Company which will be paid out between 2007 and 2016. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under these plans.

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

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, First Albany Capital had aggregate net capital, as defined, of $19.5 million, which equaled 536.41% of aggregate debit balances and $18.5 million in excess of required minimum net capital.

Descap is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined by the rule, shall not exceed 15:1. The rule also provides that capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10:1. As of December 31, 2006, Descap had net capital of $2.1 million, which was $1.8 million in excess of its required net capital. Descap’s ratio of Aggregate Indebtedness to Net Capital was 2.14 to 1.

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

Market Risk

Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates, equity prices, or other risks. The level of market risk is influenced by the volatility and the liquidity in the markets in which financial instruments are traded.

As of December 31, 2006, the Company had approximately $1.5 million of securities owned which were considered non-investment grade. Non-investment grade securities are defined as debt and preferred equity securities rated as BB+ or lower or equivalent ratings by recognized credit rating agencies. These securities have different risks than investment grade rated investments because the companies are typically more highly leveraged and therefore more sensitive to adverse economic conditions and the securities may be more thinly traded or not traded at all.

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

The Company also has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at December 31, 2006 at market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 2006.

Credit Risk

The Company is exposed to risk of loss if an issuer or counter party fails to perform its obligations under contractual terms (“default risk”). Both cash instruments and derivatives expose the Company to default risk. The Company has established policies and procedures for mitigating credit risks on principal transactions,

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations of Credit Risk

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

	2006	2005	2004
	(In thousands of dollars)

Trading profits — state and municipal bond	$2,124	$3,236	$4,367
Index futures hedging	453	(1,621)	(2,646)

Net revenues	$2,577	$1,615	$1,721

The contractual or notional amounts related to the index futures contracts were as follows at December 31:

	2006	2005
	(In thousands of dollars)

Average notional or contract market value	$(56,018)	$(49,983)
Year end notional or contract market value	$(56,798)	$(18,699)

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual or notional amounts related to these financial instruments reflect the volume and activity and do not reflect the amounts at risk. The amounts at risk are generally limited to the unrealized market valuation gains on the instruments and will vary based on changes in market value. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Open equity in the futures contracts in the amount of $2.4 million and $1.0 million at December 31, 2006 and 2005, respectively, are recorded as receivables from brokers, dealers and clearing agencies. The market value of options contracts are recorded as securities owned. The settlements of the aforementioned transactions are not expected to have a material adverse effect on the financial condition of the Company.

NOTE 20.	Segment Analysis

The Company is organized around products and operates through the following segments: Equities; Fixed Income, which is comprised of Municipal Capital Markets, Descap and Fixed Income-Other; and Other. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

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

Included in the Company’s Fixed Income business are the following segments: Municipal Capital Markets, Descap and Fixed Income-Other. The Fixed Income business consists of fixed income sales and trading and fixed income investment banking. Fixed Income sales and trading provides trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing fixed income transactions in the following products:

•	Mortgage-Backed and Asset-Backed Securities

•	Municipal Bonds (Tax-exempt and Taxable Municipal Securities)

•	High Grade Bonds (Investment Grade and Government Bonds)

These products can be sold through any of the Company’s Fixed Income segments. Fixed Income investment banking generates revenues by providing financial advisory and capital raising services to municipalities, government agencies and other public institutions.

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital and costs related to corporate overhead and support. The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the Company’s investments, and realized gains and losses as a result of sales of equity holdings. The Company’s venture capital business generates revenue through the management of a private equity fund. This segment also includes results related to the Company’s investment in these private equity funds and any gains or losses that might result from those investments.

During 2006 the Company discontinued its Taxable Fixed Income corporate bond segment and its Institutional Convertible Bond Arbitrage Advisory Group subsidiary which was previously included in the “Other” caption (see “Discontinued Operations” note). 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

Intersegment revenue has been eliminated for purposes of presenting net revenue so that all net revenue presented is from external sources. Interest revenue is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the segment. Depreciation and amortization is allocated to each segment.

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information concerning operations in these segments is as follows for the years ended December 31:

	2006	2005	2004
	(In thousands of dollars)

Net revenue (including net interest income)
Equities	$59,819	$60,047	$77,000

Fixed Income
Municipal Capital Markets	35,782	40,159	33,967
Fixed Income-Other	6,117	6,121	11,643
Descap	17,560	18,198	12,048

Total Fixed Income	59,459	64,478	57,658

Other	(4,491)	27,006	13,300

Total Net Revenue	$114,787	$151,531	$147,958

Net interest income (included in total net revenue)
Equities	$(7)	$13	$32

Fixed Income
Municipal Capital Markets	(1,247)	(251)	1,239
Fixed Income-Other	(1,038)	(518)	167
Descap	(794)	1,972	1,068

Total Fixed Income	(3,079)	1,203	2,474

Other	679	1,342	1,542

Total Net Interest Income	$(2,407)	$2,558	$4,048

Pre-tax Contribution (Income/(loss) before income taxes, discontinued operations and cumulative effect of an accounting change)
Equities	$(47)	$(4,712)	$4,234

Fixed Income
Municipal Capital Markets	5,870	9,291	3,365
Fixed Income-Other	2,300	2,286	5,196
Descap	(1,162)	883	2,227

Total Fixed Income	7,008	12,460	10,788

Other	(46,232)	(2,046)	(25,360)

Total Pre-tax Contribution	$(39,271)	$5,702	$(10,338)

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
	(In thousands of dollars)

Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Equities	$676	$973	$1,046

Fixed Income
Municipal Capital Markets	268	352	364
Fixed Income-Other	24	34	34
Descap	110	121	96

Total Fixed Income	402	507	494

Other	1,749	2,095	1,042
Discontinued Operations	146	290	423

Total	$2,973	$3,865	$3,005

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

The following table reflects revenues for the Company’s major products and services:

	2006	2005	2004
	(In thousands of dollars)

Net revenues:
Institutional Sales & Trading
Equities	$34,169	$41,883	$50,801
Fixed Income	41,971	34,049	36,379

Total Institutional Sales & Trading	76,140	75,932	87,180

Investment Banking
Equities	25,624	18,099	25,948
Fixed Income	20,302	29,185	18,712

Total Investment Banking	45,926	47,284	44,660

Net Interest/Other	(2,788)	1,309	2,818

Total Net Revenues	$119,278	$124,525	$134,658

The Company’s segments financial policies are the same as those described in the “Summary of Significant Accounting Policies” note. Asset information by segment is not reported since the Company does not produce such information. All assets are located in the United States of America. Prior periods’ financial information has been reclassified to conform to the current presentation.

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	New Accounting Standards

SFAS No. 157, Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 157 will be effective for our fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 159 will be effective for our fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 is effective for our fiscal year beginning January 1, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The Company is currently analyzing the impact of adopting FIN No. 48. At this time, the Company does not anticipate that FIN No. 48 will have a significant impact on the financial statements.

NOTE 22.	Business Combination

Descap

On May 14, 2004, the Company acquired all of the outstanding common shares of Descap Securities, Inc. (“Descap”), a New York-based broker-dealer and investment bank. Descap specializes in the primary issuance

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The value of the transaction was approximately $31.4 million, which approximated Descap’s revenue for its previous fiscal year. The purchase price consisted of $25 million in cash and 549,476 shares of the Company’s common stock, plus future contingent consideration based on financial performance. Approximately $9.2 million of the purchase price was to acquire the net assets of the business, which consisted of assets of $66.1 million and liabilities of $56.9 million. The value of the transaction in excess of net assets ($22.2 million) was allocated $0.6 million to identified customers based upon estimated future cash flows and $21.6 to goodwill (see “Intangible Assets” note). The shares issued to the sellers of Descap provide the sellers the right to require the Company to purchase back the shares at a price of $6.14 per share. The Company also has the right to purchase back these shares from the sellers at a price of $14.46. Both the put and call rights expires on May 31, 2007 (see “Temporary Capital” Note). The value assigned to the shares of common stock issued ($10.39 per share) approximated the market value of the stock on the date Descap was acquired. The difference in the value assigned and the market value was due to the put and call features attached to the stock. The Company also issued 270,843 shares of restricted stock to employees of Descap, which vests over a three-year period.

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

Per the acquisition agreement, the sellers of Descap can receive future contingent consideration based on the following: For each of the succeeding three years following the acquisition ending June 1, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period (see “Commitments and Contingencies” note).

The Company’s results of operations include those of Descap since the date acquired. The following table presents pro forma information as if the acquisition of Descap had occurred on January 1, 2004:

Years Ended
December 31, 2004
(In thousands of
dollars except for
per share amounts and
shares outstanding)

Net revenues (including interest)	$182,138
Total expenses (excluding interest)	190,351

(Loss) income from continuing operations	(8,213)
Income tax (benefit) expense	(6,646)

(Loss) income from continuing operations	(1,567)
(Loss) from discontinued operations, net of taxes	(1,703)

Net (loss) income	$(3,270)

Per share data:
Basic earnings:
Continued operations	$(0.12)
Discontinued operations	(0.14)

Net income	$(0.26)

Diluted earnings:
Continued operations	$(0.12)
Discontinued operations	(0.14)

Net income	$(0.26)

NOTE 23.	Discontinued Operations

In September 2006, the Company committed to a plan to dispose of its Institutional Convertible Bond Arbitrage Advisory Group. Accordingly, the Company will account for the disposition of the Convertible Bond Arbitrage Advisory Group as discontinued operations. It is expected that the disposition will be complete by the first quarter of 2007. As such, the Company is not currently in a position to provide estimates of the disposal charges or any related cash expenditures the Company may incur in connection with the decision. The Company does not, however, expect that the charges will constitute a material charge for us under generally accepted accounting principles or that any related cash expenditures will be material in amount.

Additionally, in May 2006, the Company closed its Taxable Fixed Income corporate bond division. In February 2005, the Company sold its asset management operations, other than its institutional convertible arbitrage group, and, in 2000 sold its Private Client Group. The Company continues to report the receipt and settlement of pending contractual obligations related to these transactions as discontinued operations.

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts reflected in the Consolidated Statements of Operations are presented in the following table:

	12 Months Ended
	December 31
	2006	2005	2004
	(In thousands of dollars)

Net revenues
Asset Management Business	$—	$162	$2,065
Convertible Bond Arbitrage	444	589	333
Private Client Group	—	49	458
Taxable Fixed Income	3,083	14,029	28,344

Total net revenues	3,527	14,829	31,200

Expenses
Asset Management Business	14	499	5,205
Convertible Bond Arbitrage	1,315	1,237	1,905
Convertible Bond Arbitrage-Impairment Loss	1,534	—	—
Private Client Group	84	749	(78)
Taxable Fixed Income	5,586	20,031	25,184

Total expenses	8,533	22,516	32,216

(Loss) before income taxes	(5,006)	(7,687)	(1,016)
Income tax (benefit)	(68)	(249)	(176)

(Loss) from discontinued operations, net of taxes	$(4,938)	$(7,438)	$(840)

Convertible Bond Arbitrage Advisory Group

The revenues and expenses for the Institutional Convertible Bond Arbitrage Advisory Group (the “Group”) of the periods above reflect the activity of that operation through December 31, 2006. The Company had allocated interest expense to the Group operation in the amounts of $0.1 million, $0.2 million and $0.1 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively, based on debt identified as being specifically attributed to those operations. For information on the impairment loss, see the “Intangible Assets” note. At December 31, 2006 the Group had total assets of $0.2 million of which this represents primarily receivables from clients included in other receivables on the Statements of Financial Condition. All other Statement of Financial Condition amounts related to the Group are not considered individually material to the consolidated financial statement caption in which they reside. Interest is allocated primarily based on intercompany receivable/payables.

Taxable Fixed Income

The revenue and expense of the Taxable Fixed Income Corporate Bond division for the twelve months ended December 31, 2005 and 2004, respectively, represents the activity of the operations during that time period. The revenues and expenses of the Taxable Fixed Income Corporate Bond division for the year ended December 31, 2006, include the activity of the operation, $1.7 million of costs related to closing of this division, all of which was paid prior to December 31, 2006, as well as other various residual activity. No interest has been allocated to Taxable Fixed Income since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division. The Company had allocated interest expense to Taxable Fixed Income in the amounts of $0.2 million, $0.7 million and $0.8 million for each of the twelve months ended December 31, 2006, 2005 and 2004 respectively.

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Management Operations

The revenue and expense of the Asset Management operations for the periods presented above reflect the activity of that operation for the twelve months ended December 31, 2004 through February 2005, when it was sold, while the 2006 activity reflects write-downs of receivables related to this operation prior to its sale. The Company had allocated interest expense to the asset management operation in the amounts of $0.2 million in the year ended December 31, 2004. Interest is allocated primarily based on intercompany receivable/payables.

Private Client Group

The Private Client Group’s expense for the year ended December 31, 2006 relates primarily to legal matters which were related to the operations prior to its disposal offset by the reversal of $0.3 million in costs related to previously impaired space which was put into service. The revenue and expense of the Private Client Group for the year ended December 31, 2005, related primarily to certain legal matters which were related to the operation prior to its disposal. The revenue and expense of the Private Client Group for the year ended December 31, 2004 relates primarily to the recovery of retention amounts paid to employees of the Private Client Group at the time it was sold, adjustments to impairment accruals for office space based upon subsequent utilization of the space by others in the Company and the resolution of certain legal matters, all of which relate to the operations prior to its disposal. For the periods presented, interest was not allocated to the Private Client Group

NOTE 24.	Impairment

During 2004, the Company abandoned a software development project and recognized as an impairment expense the costs related to the project that had been capitalized as well as the costs incurred to terminate the project. Impairment expense was allocated to the Company’s “Other” segment.

For impairment losses associated with intangible assets see “Intangible Assets” note.

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

Stock Based Compensation Awards

On January 20, 2007, the Company announced that the Board of Directors of the Company approved a Program designed to incentivize employees and better align their interest with those of the Company’s shareholders. The Program covers selected current employees of the Company and is comprised of two components. First, the employees will be allowed to rescind outstanding restricted share awards and the Company will grant them stock appreciation rights. Second, the Company will reprice outstanding out-of-the-money stock options held by them. Stock appreciation rights granted, and stock options repriced, will be priced pursuant to the closing market price of the Company’s stock following the completion of the offers to the employees.

The reprice component is subject to shareholder approval. In addition, the Company intends to seek shareholder approval for the increase in the number of shares that may be issued upon exercise of stock

FIRST ALBANY COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appreciation rights, although such approval is not necessary for the issuance or exercise of the stock appreciation rights. The Company intends to seek such approvals at its next regular annual shareholders meeting.

The rescission of outstanding restricted share awards and the grants of stock appreciation rights will be effected pursuant to an offer expected to commence in mid-February. The repricing will be effected pursuant to an offer expected to commence following shareholder approval. The financial impact of the Program on the Company will depend on the rate of employee participation, the value of the Company’s common stock in the future and the shareholder approvals referred to above. The Program could result in the issuance of up to an additional 4.8 million shares of the Company’s common stock. (See “Benefit Plans” Note.)

Other

On February 16, 2007, Gordon J. Fox voluntarily resigned his employment with First Albany Companies Inc. (the “Company”) as Executive Managing Director. Mr. Fox also served as Executive Managing Director and Chief Operations Officer of the Company’s wholly owned subsidiary, First Albany Capital Inc. The Company does not currently intend to replace Mr. Fox, but instead has distributed his duties and responsibilities among other employees.

Sale of Company’s Municipal Capital Markets Division

The Company announced on March 6, 2007, the agreement for the sale of the Municipal Capital Markets Group which consists primarily of the Company’s Municipal Capital Markets segment (see “Segment Analysis” note) of its wholly owned subsidiary, First Albany Capital Inc. to DEPFA BANK plc for $12 million in cash, subject to certain adjustments as outlined in the agreement, and the related purchase by DEPFA of First Albany’s municipal bond inventory used in the business, which is expected to range in value at closing from between $150-200 million. In connection with this transaction, DEPFA will assume the rights to the name “First Albany” and the Company will operate under a new name to be announced. The closing of the transaction is subject to DEPFA obtaining a US broker-dealer license, regulatory approvals, the Company’s shareholders approval of the Company’s name change, and other customary conditions. The transaction is currently expected to close in the third quarter in 2007.

FIRST ALBANY COMPANIES INC.

SUPPLEMENTARY DATA
SELECTED QUARTERLY FINANCIAL DATA

	Quarters Ended
2006	Mar 31	Jun 30	Sep 30	Dec 31
	(Unaudited)
	(In thousands of dollars, except per share data)

Total revenues	$29,719	$45,146	$24,994	$30,834
Interest expense	4,232	4,179	3,429	4,065

Net revenues	25,487	40,967	21,565	26,769
Total expenses (excluding interest)	37,376	44,663	32,151	39,868

Loss before income taxes	(11,889)	(3,696)	(10,586)	(13,099)
Income tax expense	—	—	—	199

Loss from continuing operations	(11,889)	(3,696)	(10,586)	(13,298)
Income (loss) from discontinued operations, net of taxes	(756)	(2,478)	(1,840)	135

Loss before cumulative effect of an accounting change	(12,645)	(6,174)	(12,426)	(13,163)
Cumulative effect of an accounting change, net of taxes	427	—	—	—

Net loss	$(12,218)	$(6,174)	$(12,426)	$(13,163)

Net income (loss) per common and common equivalent share
Basic
Continuing operations	$(0.77)	$(0.26)	$(0.71)	$(0.89)
Discontinued operations	(0.05)	(0.14)	(0.12)	0.01
Cumulative effect of an accounting change	0.03	—	—	—

Net income (loss)	$(0.79)	$(0.40)	$(0.83)	$(0.88)

Dilutive
Continuing operations	$(0.77)	$(0.26)	$(0.71)	$(0.89)
Discontinued operations	(0.05)	(0.14)	(0.12)	0.01
Cumulative effect of an accounting change	0.03	—	—	—

Net income (loss)	$(0.79)	$(0.40)	$(0.83)	$(0.88)

The sum of the quarter earnings per share amount does not always equal the full fiscal year’s amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

FIRST ALBANY COMPANIES INC.

SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA

	Quarters Ended
2005	Mar 31	Jun 30	Sep 30	Dec 31
	(Unaudited)
	(In thousands of dollars, except per share data)

Total revenues	$25,891	$35,470	$37,080	$65,672
Interest expense	2,343	3,089	3,396	3,754

Net revenues	23,548	32,381	33,684	61,918
Total expenses (excluding interest)	34,528	36,307	37,242	37,751

Income (loss) before income taxes	(10,980)	(3,926)	(3,558)	24,167
Income tax expense (benefit)	(4,748)	(1,731)	(1,600)	16,560

Income (loss) from continuing operations	(6,232)	(2,195)	(1,958)	7,607
Loss from discontinued operations, net of taxes	(663)	(1,159)	(953)	(4,663)

Net income (loss)	$(6,895)	$(3,354)	$(2,911)	$2,944

Net income (loss) per common and common equivalent share
Basic
Continuing operations	$(0.47)	$(0.16)	$(0.14)	$0.54
Discontinued operations	(0.05)	(0.08)	(0.07)	(0.33)

Net income (loss)	$(0.52)	$(0.24)	$(0.21)	$0.21

Dilutive
Continuing operations	$(0.47)	$(0.16)	$(0.14)	$0.51
Discontinued operations	(0.05)	(0.08)	(0.07)	(0.31)

Net income (loss)	$(0.52)	$(0.24)	$(0.21)	$0.20

The sum of the quarter earnings per share amount does not always equal the full fiscal year’s amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

As of the end of the period covered by this Form 10K, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company’s internal control over financial reporting occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation we have concluded that First Albany Companies Inc.’s internal control over financial reporting was effective as of December 31, 2006.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited First Albany Companies Inc.’s consolidated financial statements included herein, has audited management’s assessment of the effectiveness of First Albany Companies Inc.’s internal control over financial reporting as of December 31, 2006, as stated in their report which is included herein.

Item 9b.	Other Information

On March 6, 2007, the Company and First Albany Capital entered into an Asset Purchase Agreement (the “Agreement”) with DEPFA. Pursuant to the Agreement, DEPFA will purchase the Municipal Capital Markets Group, which consists primarily of the Company’s Municipal Capital Markets segment (see “Segment Analysis” note to the Consolidated Financial Statements), and certain assets of the Company and First Albany Capital related thereto as described in the Agreement for a purchase price of $12,000,000 in cash, subject to certain upward and downward adjustments, including a downward adjustment in the event certain employees of the Municipal Capital Markets Group do not have effective employment arrangements in place with DEPFA on the closing date or are not otherwise able to perform the essential functions of their jobs with DEPFA following the closing. Further, pursuant to the Agreement, DEPFA will purchase First Albany Capital’s municipal bond inventory used in the business of the Municipal Capital Markets Group, which is expected to range in value at closing from between $150,000,000 to $200,000,000.

The purchase price for the municipal bond inventory will be based on First Albany Capital’s estimate of the fair market value of each bond in inventory at the close of business on the business day prior to the closing (the “Municipal Bond Purchase Price”). The Municipal Bond Purchase Price will be subject to adjustment, upward or downward, dollar-for-dollar, by the amount, if any, by which the Municipal Bond Purchase Price differs from the valuation price for the municipal bond inventory at the close of business on the business day prior to the closing as determined by a third party municipal bond valuation service. Pursuant to the Agreement, 5% of the Municipal Bond Purchase Price will be deposited into escrow at the closing to be held by a third party escrow agent to secure the purchase price adjustment with respect to the municipal bond inventory.

In connection with the transaction, DEPFA shall assume certain contractual obligations of the Company and First Albany Capital and acquire the right to use the name “First Albany” and any derivative thereof except for certain exceptions.

The Agreement contains customary representations, warranties and covenants, as well as covenants (i) in the case of First Albany Capital, to conduct its business in the ordinary course substantially as presently conducted during the interim period between the execution of the Agreement and the closing, as well as to maintain certain capital levels in respect to both First Albany Capital and the municipal bond inventory of the Municipal Capital Markets Group and (ii) in the case of both the Company and First Albany Capital, to (a) seek any necessary consents in order to allow DEPFA to sublet or otherwise use certain leased real property currently used by the Company or First Albany Capital, (b) provide certain transitional services to DEPFA and (c) not compete with the Municipal Capital Markets Group for 10 years following the closing, subject to certain carve-outs, including First Albany Capital’s ability to continue to operate its Fixed Income Middle Market Group.

Pursuant to the Agreement, the non-competition covenant of the Company and First Albany Capital discussed above will not be binding on the successors and assigns of either party in the event of the sale, merger or other disposition of either the Company or First Albany Capital following the closing date except that if such disposition occurs prior to the third anniversary of the closing date and the successor or acquiring person is not engaged in the business of underwriting, advisory services, sales and trading of U.S. municipal bonds or other similar securities, such successor or acquiror will be bound by the non-competition covenant until the third anniversary of the closing date.

The consummation of the transactions contemplated by the Agreement is subject to customary conditions, as well as conditions regarding (i) the accuracy of representations and warranties, (ii) the performance of covenants, (iii) the receipt of required regulatory approvals, including DEPFA obtaining a U.S. broker-dealer license, (iv) the approval of the shareholders of the Company of the Company’s name change from “First Albany”, (v) the Company and each of its subsidiaries changing its name to not include “First Albany” or any derivative thereof except for certain exceptions, (vi) the effectiveness of employment arrangements executed by certain employees of the Municipal Capital Markets Group with DEPFA and the ability of such employees to perform the essential functions of their jobs with DEPFA following the closing (the “Employee Condition”) and (vii) the availability to DEPFA of reasonably sufficient office space in the Company’s New York offices or otherwise in the Borough of Manhattan in order to operate the Municipal Capital Markets Group.

Pending satisfaction of the closing conditions discussed above, the closing is currently expected to occur in the third quarter of 2007. Pursuant to the Agreement, in the event the closing has not taken place on or before September 30, 2007, either First Albany Capital or DEPFA may terminate the Agreement. In the event all of the closing conditions as discussed above have been satisfied or waived, or are capable of being satisfied by September 30, 2007, except for the Employee Condition, and the Agreement is terminated by DEPFA because of the failure to satisfy the Employee Condition or by First Albany Capital because the closing shall not have occurred by September 30, 2007, then DEPFA shall pay to First Albany Capital a termination fee of $2,400,000.

The Agreement provides that the Company and First Albany Capital will be obligated to indemnify DEPFA and certain related parties for losses incurred in connection with (i) breaches of representations,

warranties and covenants, (ii) excluded liabilities and (iii) non-compliance with applicable bulk sale transfer laws. The indemnification obligations of the Company and First Albany Capital are limited, with certain exceptions, to losses that, in the aggregate, exceed $500,000, subject to a cap of $3,000,000. Pursuant to the Agreement, losses incurred in connection with excluded liabilities and breaches of representations and warranties relating to First Albany Capital having good and marketable title to, and the power to transfer free and clear, the municipal bond inventory of First Albany Capital to be transferred to DEPFA at closing are not subject to the cap of $3,000,000.

The Agreement provides that DEPFA will be obligated to indemnify the Company and First Albany Capital and certain related parties for losses incurred in connection with (i) breaches of representations, warranties and covenants, (ii) employment-related obligations incurred following the closing with respect to employees of the Municipal Capital Markets Group who accept employment with DEPFA and (iii) assumed liabilities. The indemnification obligations of DEPFA are limited, with certain exceptions, to losses that, in the aggregate, exceed $500,000, subject to a cap of $3,000,000. Pursuant to the Agreement, losses incurred in connection with assumed liabilities are not subject to the cap of $3,000,000.

Assuming completion of the transactions contemplated by the Agreement, the Company anticipates that it would seek to consolidate and reduce its fixed expenses associated with its overhead, back office and real estate consistent with its continuing businesses. The Company has not yet committed itself to any specific plan in this regard, however, and costs associated with any such actions are not currently estimable.

The Company expects to file the Agreement as an exhibit to its Quarterly Report on Form 10-Q for the period ended March 31, 2007. We encourage you to read the Agreement for a more complete understanding of the transactions.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item with respect to our directors, our Audit Committee and Audit Committee financial expert, our compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics for senior officers will be contained in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May, 2007. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be contained under the caption “Compensation of Executive Officers” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May, 2007. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained under the caption “Stock Ownership of Principal Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May, 2007. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item will be contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May, 2007. Such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information with respect to fees and services related to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approved policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of

Stockholders of First Albany Companies Inc. to be held on or about May, 2007, and are incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedule

(a) (1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity and Temporary Capital for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a) (2) The following financial statement schedule for the periods 2006, 2005 and 2004 are submitted herewith:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits included herein:

Exhibit
Number		Description

3.1		Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No. 3.1 to Registration Statement No. 33-1353)
3	.1a	Amendment to Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No.(3)(i) to Form 10-Q for the quarter ended June 26, 1998)
3	.1b	Amendment to Certificate of Incorporation of First Albany Companies Inc. (Filed as Appendix B to Proxy Statement on Schedule 14A dated May 2, 2000)
3.2		By laws of First Albany Companies Inc., as amended (filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002)
4		Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353)
10.1		First Albany Companies Inc. 1989 Stock Incentive Plan, as amended effective May 20, 1999 (filed as Registration Statement 333-78877 to Form S-8 dated May 20, 1999)
10.2		First Albany Companies Inc. Deferred Compensation Plan for Key Employees (filed as Registration Statement 333-115170 to Form S-8) dated May 5, 2004
10	.2a	First Albany Companies Inc. Deferred Compensation Plan for Key Employees, as amended (filed as Exhibit 4.f to Form S-8, Registration Statement 333-115170) dated May 5, 2004
10	.2b	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees, (filed as Form 8-K, along with Exhibit 10.01) dated January 5, 2005
10.3		Master Equipment Lease Agreement dated September 25, 1996, between First Albany Companies Inc. and KeyCorp Leasing Ltd. (filed as Exhibit 10.21 to Form 10K for calendar year ended December 31, 1996)
10.4		First Albany Companies Inc. 1999 Long Term Incentive Plan, as amended by (filed as Registration No. 333-97465 to Form S-8) dated July 31, 2002
10	.4a	First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Registration No. 333-105771 to Form S-8) dated June 2, 2003

Exhibit
Number		Description

10	.4b	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended (filed as Registration No. 333-115169 to Form S-8) dated May 5, 2004
10	.4c	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended (filed as Registration No. 333-124707 to Form S-8) dated May 6, 2005
10.5		First Albany Companies Inc. Senior Management Bonus Plan (filed as Exhibit B to Proxy Statement on Schedule 14A dated March 28, 2003)
10.6		Agreements to Sell First Albany Corporation’s Retail Branch Network and Correspondent Clearing Business dated May 8, 2000 between First Albany Companies Inc., First Albany Corporation and First Union Securities, Inc. (filed as Exhibit 10.26 to form 10Q for quarter ended March 31, 2000)
10.7		First Albany Companies Inc. 2000 Employee Stock Purchase Plan (filed as Registration No. 333-60244 (Form S-8) dated May 4, 2001)
10	.7a	First Albany Companies Inc. 2000 Employee Stock Purchase Plan, as amended (filed as Registration No. 333-60244 to Form S-8 POS) dated May 5, 2004
10.8		First Albany Companies Inc. 2001 Long Term Incentive Plan (filed as Registration No. 333-97467 to form S-8) dated July 31, 2002
10.9		First Albany Companies Inc. 2003 Non-Employee Directors Stock Plan (filed as Registration No. 333-105772 to Form S-8) dated June 2, 2003
10.10		First Albany Companies Inc. 8.5% Senior Notes, due 2010 Note Purchase Agreement, dated June 13, 2003 (filed as Exhibit 10.15 to Form 10-K for year ended December 31, 2003)
10.11		Stock Purchase Agreement by and among the Shareholders of Descap Securities, Inc. and First Albany Companies Inc., dated February 18, 2004 (filed as Exhibit 10.16 to Form 10-Q for quarter ended March 31, 2004)
10.12		Loan Agreement dated February 18, 2004 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.17 to Form 10-Q for quarter ended March 31, 2004)
10	.12a	First Amendment to Loan Agreement dated May 14, 2004 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.22 to Form 10-Q for quarter ended September 30, 2004)
10	.12b	Second Amendment to Loan Agreement dated November 2, 2004 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.23 to Form 10-Q for quarter ended September 30, 2004
10	.12c	Third Amendment to Loan Agreement dated June 30, 2005 between First Albany Companies Inc. and Key Bank National Association (filed as an Exhibit 10.31 to Form 10-Q for the quarter ended June 30, 2005)
10	.12d	Loan Agreement dated December 30, 2005, between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2005)
10	.12e	Promissory Note dated December 30, 2005, between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2005)
10	.12f	Loan Agreement dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2005)
10	.12g	Promissory Note dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.35 to Form 10-K for the year ended December 31, 2005)
10	.12h	Acceptable Securities Pledge and Security Agreement, dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2005)
10	.12i	Negative Pledge Agreement dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2005)
10	.12j	Pledge Agreement-Deposit Account Agreement dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2005)

Exhibit
Number		Description

10	.12k	Springing Pledge and Security Agreement dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 2005)
10.13		Stock Purchase Agreement by and among First Albany Companies Inc. and certain purchasers in a private placement, dated February 29, 2004 (filed as Exhibit 10.18 to Form 10-Q for quarter ended March 31, 2004)
10.14		Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (cliff vesting) (filed as Exhibit 10.20 to Form 10-Q for quarter ended September 30, 2004)
10	.14a	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (three-year vesting) (filed as Exhibit 10.21 to Form 10-Q for quarter ended September 30, 2004)
10	.14b	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as an Exhibit 10.42 to Form 10-Q for the quarter ended March 31, 2006)
10.15		677 Broadway Sublease Agreement dated August 14, 2003, between Columbia 677 L.L.C. and First Albany Companies Inc (filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2004)
10	.15a	677 Broadway Sublease Agreement, as amended, between Columbia 677 L.L.C. and First Albany Companies Inc., dated October 11, 2004 (filed as Exhibit 10.25a to Form 10-K for the year ended December 31, 2004)
10	.15b	Third Amendment to Sublease Agreement dated September 29, 2006 between First Albany Companies Inc. and Columbia 677, L.L.C. (filed as Exhibit 10.50 to Form 10Q dated October 31, 2006)
10.16		First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees (filed as Registration No. 333-121927 to Form S-8) dated January 10, 2005
10	.16a	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees, as amended (filed as Registration No. 333-124705 to Form S-8) dated May 6, 2005
10.17		First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees (filed as Registration No. 333-121928 to Form S-8) dated January 10, 2005
10	.17a	First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees, as amended (filed as Registration No. 333-124706 to Form S-8) dated May 6, 2005
10.18		First Albany Companies Inc. Restricted Stock Inducement Plan for Descap Employees (filed as Registration No. 333-124648 to Form S-8) dated May 5, 2005
10.19		1301 Avenue of the Americas lease agreement between Deutsche Bank AG and First Albany Capital Inc., dated April 6, 2005 (filed as Exhibit 10.1 to Form 8-K) dated May 23, 2005
10	.19a	1301 Avenue of the Americas lease agreement between Deutsche Bank AG and First Albany Capital Inc., as amended (filed as Exhibit 10.2 to Form 8-K) dated May 23, 2005
10	.19b	Surrender of Sublease Agreement dated April 28, 2006 between First Albany Companies Inc. and Deutsche Bank AG. (filed as Exhibit 10.41 to Form 10Q for the quarter ended March 31, 2006)
10.20		Agreement dated April 28, 2006 between First Albany Companies Inc. and Lehman Brothers Holdings Inc. (filed as an Exhibit 10.40 to Form 10-Q for the quarter ended March 31, 2006)
10.21		Employment Agreement with an executive officer of the Company (filed as an Exhibit 99.3 to Form 8-K) dated June 30, 2006)
10.22		Restricted Share Award Agreement with an executive officer of the Company (filed as an Exhibit 99.4 to Form 8-K dated June 30, 2006)
10.23		Employment Agreement with a former executive officer of the Company (filed as an Exhibit 99.5 to Form 8-K) dated June 30, 2006
10.24		Employment Agreement with an executive officer of the Company (filed as an Exhibit 99.6 to Form 8-K) dated June 30, 2006

Exhibit
Number	Description

10.25	Restricted Share Award Agreement with an executive officer of the Company (filed as an Exhibit 99.7 to Form 8-K dated June 30, 2006)
10.26	Form of Employee Retention Agreement (filed as Exhibit 10.48 to Form 10-Q dated August 4, 2006)
10.27	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 2003 Non-Employee Directors’ Stock Plan (filed as Exhibit 10.49 to Form 10-Q dated August 4, 2006)
10.28	Resignation of Directors (filed as Exhibit 99.1 to Form 8-K, dated October 4, 2006)
21	List of Subsidiaries of First Albany Companies Inc. (filed as an exhibit herewith)
23	Consent of PricewaterhouseCoopers LLP (filed as an exhibit herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, furnished herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, furnished herewith
32	Section 1350 Certifications, furnished herewith

FIRST ALBANY COMPANIES INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
PERIODS ENDED DECEMBER 31, 2006, DECEMBER 31, 2005 AND DECEMBER 31, 2004

COL. A	COL. B	COL. C	COL. D	COL. E
	Balance at			Balance at
Description	Beginning of Period	Additions	Deductions	End of Period

Allowance for doubtful accounts — deducted from receivables from customers and receivable from others
Calendar Year 2006	$11,000	$153,000	$11,000	$153,000
Calendar Year 2005	$—	$11,000	$—	$11,000
Calendar Year 2004	$36,000	$—	$36,000	$—
Net deferred tax asset valuation allowance
Calendar Year 2006	$9,233,000	$12,533,000	$—	$21,766,000
Calendar Year 2005	$—	$9,233,000	$—	$9,233,000
Calendar Year 2004	$—	$—	$—	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ALBANY COMPANIES INC.

By:	/s/ Peter J. McNierney
Peter J. McNierney
President and Chief Executive Officer

Date: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. McNamee GEORGE C. MCNAMEE	Chairman	March 14, 2007

/s/ Alan P. Goldberg ALAN P. GOLDBERG	Vice-Chairman	March 14, 2007

/s/ Peter J. McNierney PETER J. McNIERNEY	President and Chief Executive Officer	March 14, 2007

/s/ C. Brian Coad C. BRIAN COAD	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 14, 2007

/s/ Carl P. Carlucci, PhD CARL P. CARLUCCI, PhD	Director	March 14, 2007

/s/ Nicholas A. Gravante, Jr. NICHOLAS A. GRAVANTE, JR	Director	March 14, 2007

/s/ Dale Kutnick DALE KUTNICK	Director	March 14, 2007

/s/ Shannon P. O’Brien SHANNON P. O’BRIEN	Director	March 14, 2007