Form 10-K/A
period 2007-03-31
FIRST ALBANY COMPANIES INC
filed 2007-05-01
CIK 782842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2006 originally filed March 14, 2007 (“Original Annual Report”).   We are filing this amendment, in part, to amend Part III of the Original Annual Report to include the information required by and not included in Part III of the Original Annual Report because we now do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2006.  Item 9b of Part II of the Original Annual Report is also amended by this Amendment No. 1 to inform shareholders of the new deadline for submission of shareholder proposals.  In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Annual Report. The Original Annual Report continues to speak as of the date of the Original Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report other than as expressly indicated in this Amendment No.1. In this Amendment No. 1, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to First Albany Companies Inc. and its subsidiaries. Other defined terms used in this Amendment No. 1 but not defined herein shall have the meaning specified for such terms in the Original Annual Report.

All statements in this Amendment No. 1 that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the Original Annual Report, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

PART II

 Item 9b    Other Information

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

Shareholder Proposals

Due to the fact that the Annual Meeting of Shareholders for 2007 has been delayed by more than thirty days from the date of last year’s annual meeting, the deadline for submission of shareholder proposals has been amended as follows:  If a shareholder intends to present a proposal at the Company’s Annual Meeting of Shareholders to be held on June 26, 2007 and seeks to have the proposal included in the Company’s proxy statement relating to that meeting, pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, the proposal must be received by the Company no later than the close of business on May 14, 2007.

    If a shareholder wishes to present a matter at the Company’s Annual Meeting of Shareholders to be held on June 26, 2007 that is outside of the processes of Rule 14a-8, the deadline for receipt of proposals remains unchanged:  any proposal must have been received by the Company no earlier than February 15, 2007 and no later than the close of business on March 7, 2007. After that date, the proposal will be considered untimely and the Company’s proxies will have discretionary voting authority with respect to such matter.

PART III
Item 10    Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Company

The following directors’ terms shall expire at the Annual Meeting of Shareholders in 2007:

PETER MCNIERNEY, age 41, joined First Albany in 2002 as the Director of Investment Banking, and was appointed as President and Chief Executive Officer in June 2006.  Prior to joining First Albany, Mr. McNierney was a Managing Director and the head of the Healthcare and Communications Services groups at Robertson Stephens.  Prior to that, Mr. McNierney was a Vice President in the Healthcare Group at Smith Barney.  Mr. McNierney received a BA and a JD/MBA from the University of Texas at Austin.  Mr. McNierney has been a director of the Company since June 2006.

ALAN P. GOLDBERG, age 61, joined First Albany in 1980.  Mr. Goldberg became Vice Chairman of the Company in June 2006.  Mr. Goldberg served as the Company’s President from 1989 to June 2006, as Chief Executive Officer from 2003 to June 2006 and as Co-Chief Executive Officer from 1993 until 2002. Mr. Goldberg is a Director of MVP Health Care (a private company that provides health benefit plans). He is active in industry and civic organizations and serves on the board of several nonprofit institutions. Mr. Goldberg has been a director of the Company since its incorporation in 1985.

CARL P. CARLUCCI, Ph.D., age 58, has been Executive Vice President and Chief Financial Officer of the University of South Florida since 2001.  Prior to joining the University of South Florida he was appointed First Deputy Comptroller, Office of the State Comptroller, State of New York from 1999 to 2001.  From 1993 to 1999, Dr. Carlucci was Executive Vice President of the University at Albany, State University of New York.  Dr. Carlucci’s public service has included the positions of Secretary to the New York State Assembly Ways & Means Committee and Director of the New York Assembly Higher Education Committee.  His prior experience in higher education has also included the position of Vice President for Administration at Brooklyn College and serving on the faculty of the Public Administration Departments of Baruch College of City University of New York and the University at Albany’s Rockefeller College.  Until the expiration of his term, Dr. Carlucci is Chair of the Audit Committee and is a member of the Executive Compensation Committee; he has served as a director of the Company since 2003.

The following directors’ terms shall expire at the Annual Meeting of Shareholders in 2008:

GEORGE C. McNAMEE, age 60, joined First Albany in 1969. Mr. McNamee has been Chairman of the Company since its inception and also serves as Managing Partner and Managing Director of FA Technology Ventures. Mr. McNamee was Co-Chief Executive Officer of the Company from 1993 to 2002. In addition, Mr. McNamee is Chairman of Plug Power Inc. (a leading fuel cell developer) and a director of iRobot Corporation (a designer and manufacturer of robots). Additionally, he is a director of several private companies including Autotask Corporation, CORESense Inc., MetaCarta Inc., and StreetEasy. He also serves on the Board of Directors of the New York Conservation Education Fund and is a Trustee of the Albany Academy for Girls. He received his Bachelor of Arts degree from Yale University. Mr. McNamee has been a director of the Company since its incorporation in 1985.

SHANNON P. O’BRIEN, age 48, is Chief Executive Officer of the Girl Scouts, Patriot’s Trail Council, Inc. since February 2005. Ms. O’Brien was the State Treasurer and Receiver General for the Commonwealth of Massachusetts from 1999 to January 2003. The 2002 Democratic Nominee for Governor of Massachusetts, Ms. O’Brien also served previously for eight years in the Massachusetts Legislature. She was Vice President for External Affairs for Community Care Systems, a behavioral healthcare network and taught at Boston University School of Communications. A graduate of Yale University and Boston University School of Law, she practiced law with the firm of Morrison Mahoney and Miller before entering the legislature. Ms. O’Brien is Chair of the Committee on Directors and Corporate Governance, a member of the Audit Committee and has been a director of the Company since 2003.

The following directors’ terms shall expire at the Annual Meeting of Shareholders in 2009:

NICHOLAS A. GRAVANTE, JR., age 46, has been a partner at the law firm of Boies Schiller & Flexner LLP since July 1, 2000. Prior to that time he was a partner at Barrett, Gravante, Carpinello & Stern, LLP in New York City since 1992. Mr. Gravante practices law in the areas of corporate litigation and white-collar criminal defense. He is also a Trustee of the Community Service Society of New York, the Brooklyn Public Library, the Columbia Law School Association, a member of the Board of Governors at the Lords Valley Country Club in Lords Valley, Pennsylvania and a member of the Alumni Board of Governors at Poly Prep Country Day School. Mr. Gravante is Chair of the Executive Compensation Committee, a member of the Committee on Directors and Corporate Governance and has been a director of the Company since 2003.

DALE KUTNICK, age 57, is Senior Vice President of Research at Gartner, Inc., and has been there since April 2005 when Gartner acquired his previous employer, Meta Group. He was co-founder, Chairman and a director of Meta Group, Inc., a research and consulting firm focusing on information technology and business transformation. Mr. Kutnick served as Chief Executive Officer and Research Director of Meta Group, Inc. since its inception in January 1989 until 2002. Prior to co-founding Meta Group, Inc., Mr. Kutnick was Executive Vice President of Research at Gartner Group, Inc. and an Executive Vice President at Gartner Securities. Prior to his experience at Gartner Group, Inc., he served as an Executive Director, Research Director and Principal at Yankee Group and as a Principal at Battery Ventures, a venture capital firm. Mr. Kutnick is a graduate of Yale University. Mr. Kutnick is a member of the Committee on Directors and Corporate Governance, a member of the Audit Committee and has been a director of the Company since 2003.

The following executive officer does not serve as a director:

C. BRIAN COAD, age 37, joined First Albany Capital in 2003 as Vice President and Director of Financial Planning and Analysis, and was appointed as Chief Financial Officer of First Albany Companies Inc. in June 2006.  Prior to joining First Albany, Mr. Coad was CFO of Frost Securities, Inc., a boutique investment bank and institutional broker dealer specializing in both the energy and technology sectors.  Mr. Coad received a B.B.A. degree in Finance from Southern Methodist University and is a Chartered Financial Analyst.

Section 16(a) Beneficial Ownership Reporting Compliance

    Based on the Company’s review of reports filed by directors, executive officers and 10 percent shareholders of the Company on Forms 3, 4 and 5 pursuant to Section 16(a) of the Exchange Act, the Company believes that all such reports were filed on a timely basis during fiscal year 2006 with the exception of Mr. Goldberg who did not timely file a transaction on Form 5 with respect to transactions in 2006, but subsequently reported such transaction on a Form 5 within two days thereafter.

Code of Business Conduct and Ethics

    The Company has a Code of Business Conduct and Ethics applicable to all employees of the Company and members of the Board of Directors. The Code, as well as the current charters of each of the Committees listed below, are available on the Company’s website (www.firstalbany.com). The Company intends to post amendments to or waivers from its Code at this location on its website.

    The Company has also adopted a procedure by which shareholders may send communications as defined within Item 407(f) of Regulation S-K under the Securities Exchange Act of 1934 (the “Exchange Act”) to one or more members of the Board of Directors by writing to such director(s) or to the whole Board of Directors in care of the Company’s Corporate Secretary at the following address: First Albany Companies Inc., 677 Broadway, Albany, New York 12207-2990, Attn: Corporate Secretary. Any such communications will be promptly distributed by the Corporate Secretary to such individual director(s) or to all directors if addressed to the whole Board of Directors.

The Audit Committee.

    Until September 28, 2006, the Audit Committee was comprised of Mr. Arthur J. Roth, who served as chair, Ms. O’Brien and Mr. Walter M. Fiederowicz. Messrs. Roth and Fiederowicz ceased to be directors on September 28, 2006. Currently, this committee is comprised of Carl P. Carlucci, who serves as Chair, Ms. O’Brien and Dale Kutnick. Each member of the Audit Committee is an “independent director” as defined in the NASDAQ Stock Market listing standards, and is independent within the meaning of Rule 10A-3 under the Exchange Act and the Company’s Corporate Governance Guidelines. Each of Mr. Carlucci and Mr. Kutnick are qualified as an audit committee financial expert within the meaning of Item 401(h) of Regulation S-K under the Exchange Act, and the Board has determined that they have accounting and related financial management expertise within the meaning of the NASDAQ Stock Market listing standards.

Item 11    Executive Compensation

Compensation Discussion & Analysis

    Compensation Philosophy.  2006 was a year of transition for the Company.  In June, the Board adopted a new strategic plan for the Company and appointed a new chief executive officer and a new chief financial officer to implement it.  It also focused much of its efforts on retaining those key employees necessary for the continued viability of the Company.  While the Company’s overall compensation philosophy of pay for performance has not changed, the Company’s compensation practice continues to evolve.

    Compensation Components.  In the financial services industry, base salaries tend to be a relatively modest portion of the total compensation of the Company’s employees, including its executive officers, as compared to annual cash bonuses and equity-related grants.  Base salaries at the Company are typically set at levels that the Executive Compensation Committee believes are generally competitive with those of executive officers in similar positions at comparable financial services companies.  A significant portion of the total compensation has been historically paid in the form of annual cash bonuses.  This practice is intended to maximize the portion of an individual’s compensation that is subject to fluctuation each year based upon corporate and individual performance.  Equity-related grants make up the other important component of total compensation and focus on longer-term company objectives.  As a result, the predominant portion of our executive officers’ compensation is directly related to short and long-term corporate performance.

    We continue to believe that the compensation of our executive officers should be structured to link the executives’ financial reward directly to the performance of the business unit they lead or, as the case may be, to the performance of the Company as a whole as well as to their individual performance.

    In June 2006, the Company entered into employment agreements with Mr. McNierney (our chief executive officer), Mr. Coad (our chief financial officer) and Mr. Goldberg (our former chief executive officer and current vice chairman).  The employment agreements were structured both to retain and energize the new management team of Messrs. McNierney and Coad, to ensure a smooth transition from Mr. Goldberg to Mr. McNierney as chief executive officer and to promote Mr. Goldberg’s new role as policy adviser to the Board.

    Base Salary.  Base salaries are typically set by reference to job position within the Company with increases as a reward for superior performance or as a means to attract or retain necessary executive talent.  The Executive Compensation Committee considers the chief executive officer’s recommendations in determining the salary of each of the other executive officers.  The base salaries of Messrs. McNierney, Coad and Goldberg were agreed upon in their employment agreements.  Messrs. Goldberg, McNierney and Coad were given increases over their prior salaries.  The increase in Messrs. Goldberg and McNierney’s base salaries was given in order to restore their salaries to their 2005 levels.  The increase in Mr. Coad’s base salary was given in recognition of the increase in his responsibilities to the Company.  There was no change in the salaries for Messrs. Fox and McNamee.

    Annual Cash Bonus.  In 2006, in light of the Company’s newly adopted business plan and turnover in management, annual cash bonuses were handled differently from past practice.  Under their employment agreements, Mr. McNierney and Mr. Coad each were given the opportunity to earn an annual bonus with a target amount set by the Board and with bonus objectives consistent with the Company’s strategic plan developed by the Board after consultation with Mr. McNierney.  For 2006, the bonus for each of Messrs. McNierney and Coad was based upon the Executive Compensation Committee’s qualitative assessment of the overall success in implementation of the Company’s strategic plan in the second half of the year and of his individual contribution to such success.

    In accordance with his agreement, Mr. Goldberg did not receive a bonus for 2006.  Mr. Fox’s bonus was also determined by the Executive Compensation Committee in consultation with the chief executive officer and based on a qualitative assessment of his performance in 2006.  In setting Mr. Fox’s bonus, the Executive Compensation Committee also took into account the cash payment made to Mr. Fox in August of 2006 in recognition of the additional responsibilities added to his position at that time.  Mr. McNamee’s bonus was set in recognition of his contribution to the Company through the profitability of the Company’s investments as well as his contribution to the Company’s investment banking activities.

    Historically, annual cash bonuses have been paid pursuant to the Senior Management Bonus Plan.  The specific bonus an executive received was determined by the Executive Compensation Committee with reference to his level of responsibility, individual performance and the performance of his or her business unit and/or the Company.  The Executive Compensation Committee evaluated levels of responsibility annually.  The Executive Compensation Committee also made assessments of individual performance annually after receiving the recommendations of the chief executive officer.  The approved recommendations were based on a number of factors, including the achievement of pre-established individual and corporate performance targets, but also initiative, business judgment, management skills and potential contribution to the firm.  The Executive Compensation Committee intends to reestablish this bonus practice.

    Long-Term Equity Incentives. The Company had historically relied upon annual grants of stock options and, then in the last two years, restricted stock to retain its executive officers and to focus them on increasing shareholder value over the long term.  These grants were made in mid-February in conjunction with the payment of annual cash bonuses for the prior fiscal year and were based upon job level, Company and individual performance during the prior fiscal year.  The Executive Compensation Committee determined at the time of the spring annual grants that no executive officers would receive equity grants with respect to 2005.  Mr. Coad did receive a restricted stock grant prior to his promotion to chief financial officer in accordance with the Company’s annual award practice.  Certain extraordinary grants of restricted stock were made to executive officers in 2006.  Each of Messrs. McNierney and Coad received a restricted stock grant in June 2006 upon their promotion to their current positions, and Mr. Fox received a restricted stock grant in May 2006 under a retention bonus plan established by the Company to retain its key employees.  None of the other executive officers received any equity grants in 2006.

    Because of the decline in the Company’s stock price over the last year, management and the Executive Compensation Committee became increasingly concerned that existing equity awards were not sufficient to retain key employees and to appropriately motivate outstanding performance.  To address this concern and to properly incentivize employees and executive officers to achieve the Company’s 2007 operating plan, the Company decided to overhaul its outstanding equity award program.

    On March 27, 2007, the Company launched an offer to exchange each outstanding share of restricted stock for three cash-settled and/or stock-settled stock appreciation rights with an exercise price of fair market value on the date of grant.  Employees who choose to participate in the exchange (including the executive officers) would then have a greater interest in increasing stock value from its current price as their gain would be three times what it would have been with the share of restricted stock provided the stock price rises.  This offer to exchange is scheduled to expire on May 9, 2007.  In addition, the Company will offer employees the opportunity to exchange outstanding currently underwater options for new options at an exercise price of fair market value on the date of grant.  This offer is subject to shareholder approval which the Company intends to seek at its next annual meeting of shareholders.  Both programs are intended to re-energize employees and to focus them on the future growth of the Company in a difficult environment.

    The Company is also contemplating implementing a new equity plan, subject to shareholder approval.  If approved, the Company intends to implement new performance-based equity incentive programs under the plan, including a leveraged equity unit program.  Targeted at key employees (including the executive officers), it would provide a leveraged equity award with payouts increasing exponentially as a result of improved EPS and stock price.  Whatever programs may be adopted, the Company is determined to reward only performance that directly benefits the Company’s shareholders.

    Deferred Compensation Plans.  Historically, the Company has offered its employees, including its executive officers, tax planning opportunities through nonqualified deferred compensation plans.  It first adopted the Deferred Compensation Plan for Key Employees and the Deferred Compensation Plans for Professional and Other Highly Compensated Employees (the “Predecessor Plans”).  It then froze these plans in 2005 and adopted new plans (the 2005 Deferred Compensation Plan for Key Employees (“Key Plan”) and the 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees (“Professional Plan”) (collectively, the “2005 Plans”)) as a result of changes in the tax laws.  However, the Company has decided to freeze the 2005 Plans as well.  As a result of declining participation, the costs of administrating the 2005 Plans were determined to outweigh the benefits of maintaining them.

    Equity-Based Awards Policy.  The Executive Compensation Committee made specific stock option, restricted stock and other equity-based awards (the “Equity-Based Awards”) to employees of the Company.  Management of the Company provided recommendations to the Executive Compensation Committee with respect to the Equity-Based Awards and the Executive Compensation Committee met as necessary to consider such awards on a timely basis.  All Equity-Based Awards approved by the Executive Compensation Committee were granted as of the date of approval, and the exercise price of any Equity-Based Awards (as applicable) awarded was fixed as of the closing price on the date of grant.

    Termination of Employment; Change in Control.  The Company does not have a severance plan or change in control plan in place for its employees or its executive officers generally.  Under their employment agreements, Messrs. McNierney and Coad would receive severance payments upon their termination of employment by the Company without cause or for good reason.  The Company believed it necessary to provide this protection to Messrs. McNierney and Coad in return for their taking on responsibility for implementing the Company’s new strategic plan.  For the same reasons, the Company offered tax gross ups to Messrs. McNierney and Coad for any excise taxes they might incur as a result of a change in control of the Company.  Under his agreement, Mr. Goldberg will continue to receive his salary until the end of his contract regardless of any termination of employment unless he voluntarily leaves or is terminated by the Company for cause.  The Company believed that this would help to promote a smoother organizational transition.

    Mr. Paul Kutey resigned as acting Chief Financial Officer in June 2006, and subsequently from the firm in August 2006.  In return for a general release of possible claims against the Company, an agreement not to solicit employees of the Company and for an agreement to cooperate with transition matters, the Company paid Mr. Kutey a lump sum amount of $300,000.

    No individual separation agreement was entered into with Mr. Fox upon his departure in February 2007.

    Most of the Company’s outstanding equity awards vest immediately upon a change in control.  However, restricted stock awards granted in May 2006 under the retention bonus plan vest ahead of schedule only upon a termination of employment for good reason or without cause in connection with the change in control.  Of the named executive officers, only Mr. Fox received a restricted stock award subject to such provisions (which was forfeited upon his departure).  This change in the 2006 awards was designed to help retain people in their jobs in the event of a change in control.

    Tax and Accounting.  Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), places a limit on the tax deduction for compensation in excess of $1 million paid to certain “covered employees” of a publicly held corporation (generally the corporation’s chief executive officer and its next four most highly compensated executive officers in the year that the compensation is paid). Compensation that is considered qualified “performance-based compensation” generally does not count toward Section 162(m)’s $1 million deduction limit.  While the Company is mindful of the limitations that Section 162(m) may have on the deductibility of compensation, the Company also determined that other reasons for compensation structure could sometimes take precedence over potential tax deductions.  The Senior Management Bonus Plan is designed to assure that all annual bonus compensation paid to our covered employees is considered qualified performance-based compensation within the meaning of Section 162(m).  Although based on Company and individual performance, cash bonuses paid to executive officers in 2006 did not technically qualify as performance-based compensation due to the shift in performance objectives in June to correspond with the new Company strategic plan.  Also, the restricted stock grants, as they vest based upon service only, also do not technically qualify as performance-based compensation under Section 162(m).  Nonetheless, the only executive officer that received compensation for which the Company could not take a deduction by reason of Section 162(m) was Mr. McNierney.

    Going forward, most awards under the 2007 Incentive Plan (including its leveraged equity unit program), if it is approved by shareholders, will be able to qualify as performance-based compensation for purpose of Section 162(m) as will any bonuses granted in accordance with the terms of the Senior Management Bonus Plan.

Summary Compensation Table for Fiscal Year 2006

    The following table sets forth certain information regarding compensation of (i) each person who served as Chief Executive Officer during fiscal year 2006, (ii) each person who served as Chief Financial Officer during fiscal year 2006, and (iii) the Company’s three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of December 31, 2006 (collectively referred to as the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards’ ($)[1]	Options Awards’ ($)[1]	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[2]	All Other Compensation ($)[3]	Total ($)
George C. McNamee-Chairman	2006	240,000	210,000	60,017	-	-	-	6,000	516,017
Alan P. Goldberg-Vice Chairman and Former Chief Executive Officer	2006	306,308	-	100,026	55,867	-	-	-	516,201
Peter McNierney-President and Chief Executive Officer	2006	185,115	1,015,000	830,417	-	-	-	49,880	2,080,412
Brian Coad-Chief Financial Officer	2006	183,676	150,000	75,107	7,870	-	172	28,613	445,438
Gordon J. Fox*-Former Executive Managing Director and Chief Operations Officer	2006	200,000	275,000	105,918	33,283	-	-	6,000	620,201
Paul W. Kutey*-Former Chief Financial Officer	2006	194,256	-	1,396	-	-	-	300,000	495,652

1 Amounts set forth in the Stock Awards and Option Awards columns represent the amounts recognized as compensation expense for financial statement reporting purposes in fiscal year 2006 by the Company with respect to restricted stock and option awards, respectively, in accordance with FAS 123R (disregarding the estimate of forfeitures related to service-based vesting conditions).  A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2006 may be found in Footnote 16 of the Company’s consolidated financial statements for fiscal year 2006 contained in the Company’s Annual Report on Form 10-K.  Discussions of assumptions used in prior fiscal years may be found in corresponding footnotes for such fiscal years’ consolidated financial statements.  Dividends or dividend equivalents are paid on shares of restricted stock at the same rate, and at the same time, that dividends are paid to shareholders of the Company.
2 Represents earnings credited to the accounts of Named Executive Officers under the Company’s nonqualified deferred compensation plans (the Predecessor Plans and the 2005 Plans).  For Messrs. McNamee and Goldberg, such earnings were negative numbers ($24,611) and ($72,017), respectively.

3 Represents contributions by the Company to the Company’s nonqualified deferred compensation plans on behalf of Messrs. McNamee and Fox, although Mr. Fox forfeited this amount upon his termination from employment on February 16, 2007.  Includes payment of legal fees in connection with the negotiation of Messrs. McNierney and Coad’s employment agreements with the Company ($26,964 and $8,988, respectively) and tax gross ups on such payments ($22,916 and $4,454, respectively).Includes payment of relocation expenses for Mr. Coad of $15,171. Represents payments made to Mr. Kutey in connection with his termination of employment on August 15, 2006.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR 2006

                   Estimated Future Payouts Under Non-Equity    Estimated Future Payouts Under Equity
                        Incentive Plan Awards                   Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value or Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
George McNamee
Alan P. Goldberg
Peter McNierney	6/30/2006							50,000			225,000
Brian Coad	2/15/2006							8,091			50,002
	6/30/2006							30,000			135,000
Gordon J. Fox	5/16/2006							93,024[1]			400,003[1]
Paul W. Kutey

1 Mr. Fox forfeited these awards upon his termination from employment on February 16, 2007.

McNierney Employment Agreement.  On June 30, 2006, the Company entered into an employment agreement with Mr. McNierney (the “McNierney Employment Agreement”), which provides for an annual base salary of $200,000 and an annual bonus the amount of which is to be determined on an annual basis.  It also provides for a grant of 50,000 restricted shares of the Company’s common stock (50% of which vests on each of June 30, 2007 and June 30, 2008, subject to Mr. McNierney’s continued employment with the Company on such dates), under a restricted share award agreement between the Company and Mr. McNierney entered into on June 30, 2006.  In addition, the McNierney Employment Agreement provides that the Company will pay Mr. McNierney up to $50,000 for attorneys’ fees incurred in connection with entering into the McNierney Employment Agreement.  For further information regarding the McNierney Employment Agreement see “Termination and Change in Control Payments” below.

Coad Employment Agreement.  On June 30, 2006, the Company entered into an employment agreement with Mr. Coad (the “Coad Employment Agreement”), which provides for an annual base salary of $200,000 and an annual bonus the amount of which is to be determined on an annual basis.  It also provides for a grant of 30,000 shares of the Company’s common stock (50% of which vests on each of June 30, 2007 and June 30, 2008, subject to Mr. Coad’s continued employment with the Company on such dates), under a restricted share award agreement between the Company and Mr. Coad entered into on June 30, 2006.  In addition, the Coad Employment Agreement provides that the Company will reimburse Mr. Coad for all reasonable, documented relocation expenses (including brokers commissions) in an amount not to exceed $100,000.  For further information regarding the Coad Employment Agreement see “Termination and Change in Control Payments” below.

 On June 30, 2006, the Company entered into an employment agreement with Mr. Goldberg (the “Goldberg Letter Agreement”), which provides for an annual base salary of $400,000 through December 31, 2007.  During the term of the Goldberg Letter Agreement, Mr. Goldberg will retain his current office and secretarial arrangements and will continue his participation in the Company’s benefit and stock incentive plans. For further information regarding the Goldberg Letter Agreement see “Termination and Change in Control Payments” below.

    Grants of restricted stock under the 1999 Long-Term Incentive Plan vest in equal annual installments of approximately 33% over a three year period from date of grant, subject to continued employment.  For further information regarding the 1999 Long-Term Incentive Plan see “Termination and Change in Control Payments” below.

    The following table sets forth information regarding outstanding equity awards held by the Company’s Named Executive Officers as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT END OF FISCAL YEAR 2006

Name (a)	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)[1]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)
George C. McNamee	39,793	0		5.6877	1/16/2007	2,670[3]	6,194
	81,445	0		8.036	3/27/2008	4,328[3]	10,041
	73,874	0		8.9038	3/29/2009
Alan P. Goldberg	81,445	0		8.036	3/27/2008	4,451[3]	10,326
	73,874	0		8.9038	3/29/2009	7,212[3]	16,732
	67,005	0		14.6446	4/18/2010
	60,775	0		8.8954	2/14/2011
	36,053	0		7.17	12/12/2012
	13,947	0		7.17	12/12/2012
	50,000	0		13.35	12/22/2013
Peter McNierney	777	0		5.80	10/1/2012	167,500[3]	388,600
	51,723	0		5.80	10/1/2012	50,000[2]	116,000
	25,000	0		13.16	3/1/2014
	25,000	0		9.12	8/18/2014
Brian Coad	2,338	0		13.05	9/10/2013	890[3]	2,065
	7,662	0		13.05	9/10/2013	2,885[3]	6,693
						8,091[3]	18,771
						30,000[2]	69,600
Gordon J. Fox	159	80[4]		15.18	4/26/2014	1,392[3]	3,229
	13,174	6,587		15.18	4/26/2014	2,163[3]	5,018
						93,024[3]	215,816
Paul W. Kutey

1  Market Value is computed by multiplying the closing market price of the Company’s stock at the end of fiscal year 2006 ($2.32) by the number of shares subject to the award.

 2  50% of these awards of restricted stock will vest on June 30, 2007 and 50% on June 30, 2008.  These awards will fully vest upon termination of the Named Executive Officer’s employment without cause or his resignation for good reason.  Upon termination of employment for any other reason, any unvested shares of restricted stock will be cancelled and the Named Executive Officer will forfeit any rights or interests in the restricted stock award.

 3  This award will vest in equal annual installments of approximately 33% over a three year period from date of grant, subject to continued employment under the terms of the 1999 Long-Term Incentive Plan.   The grant date(s) for each recipient is as follows:  Mr. Coad: January 29, 2004, February 2, 2005, February 15, 2006, and June 30, 2006; Mr. Fox:  August 19, 2004, March 7, 2005, and May 16, 2006; Mr. Goldberg: January 29, 2004 and March 7, 2005; Mr. McNamee:  January 29, 2004 and March 7, 2005; and Mr. McNierney: February 8, 2005 and June 30, 2006.

 4 Upon his termination from employment on February 16, 2007, Mr. Fox forfeited all of his unexercisable options and unvested restricted stock other than 1,097 shares that will continue to vest so long as Mr. Fox complies with certain specified covenants.  Any exercisable options that Mr. Fox has not exercised within 90 days following his termination of employment on February 16, 2007 will also be forfeited.

The following table sets forth information regarding equity awards held by the Company’s Named Executive Officers exercised or vested during fiscal year 2006.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR 2006

Name (a)	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
George C. McNamee			5,174	28,855
Alan P. Goldberg			8,323	47,396
Peter McNierney			82,500	508,200
Brian Coad			2,528	14,854
Gordon J. Fox			2,417	13,317
Paul W. Kutey			1,359	8,433

    The following table sets forth information regarding nonqualified deferred compensation plan accounts of the Company’s Named Executive Officers with respect to fiscal year 2006.

NONQUALIFIED DEFERRED COMPENSATION DURING FISCAL YEAR 2006

Name (a)	Plan[1]	Executive contributions in last FY ($) (b)	Registrant contributions in last FY ($) (c) [2]	Aggregate earnings in last FY ($) (d) [3]	Aggregate withdrawals/ distributions ($) (e)	Aggregate balance at last FYE (f)
George C. McNamee	Key	─	--	(24,611)	─	52,226
Alan P. Goldberg	Key	─		(72,017)	─	92,566
Peter McNierney	─	─	─	─	─	─
Brian Coad	Professional	─	─	172	5,588	16,035
Gordon J. Fox	─	─	─	─	─	─
Paul W. Kutey	Professional	20,000	─	(8,928)	33,014	89,649

 1 The Plans include First Albany Companies Inc. Deferred Compensation Plan for Key Employees; First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees, First Albany Companies Inc. Deferred Compensation Plan for Professional and Other Highly Compensated Employees and the First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees.

2 Any matching contributions made by the Company under the 2005 Plans in 2007 with respect to 2006 are not reflected in this table, which reflects actions in fiscal year 2006 only.

3 With respect to fiscal year 2006, (i) all of the executive contributions reported are included in the "Salary" column, (ii) all of the registrant contributions reported are included in the “All Other Compensation” column and represent Company contributions under the Company's 2005 Plans and (iii) all of the aggregate earnings reported are included in the "Change in Pension Value and Nonqualified Deferred Compensation Earnings" column in each case in the Summary Compensation Table.

Deferred Compensation Plans.

    The Company maintains the 2005 Plans to provide an opportunity for eligible employees to defer the receipt of their salary, bonuses and commissions.  Under each of the 2005 Plans (also with respect to the Predecessor Plans), the Board appoints a committee to administer each plan (the “Administrative Committee”).  Participation in the 2005 Plans is voluntary (both Key and Professional). A participant may elect to defer anywhere from $3,000 up to 50 percent of his or her base annual salary, bonus amounts and commission payouts earned for services rendered during a calendar year.

    For each participant, the Company may, but is not required to, credit the participants in the 2005 Plans with one or more Company matches for a plan year expressed as a percentage of the amount that the participants elected to defer in that plan year. In addition, the Company may, but is not required to, credit a participant with one or more discretionary allocations in respect of a plan year, expressed as a dollar amount or as a percentage of the participants’ base salary, bonus amounts, commission payouts or any combination of the foregoing. The Board has the sole discretion to determine the amount of the Company match or discretionary allocation, the participants who receive the Company match or discretionary allocation and the investment benchmark that applies to the Company match or discretionary allocation. To date, the Company has limited these annual matching contributions to $6,000.

    The participant may select the investment benchmark used to notionally adjust his or her deferral account from among investment benchmarks made available by the Administrative Committee from time to time. The investment benchmarks available to participants in 2006 were: the Common Stock Investment Benchmark, the Johnson Illington Balanced Portfolio, the Johnson Illington Equity Portfolio, and the Interest Rate Index (collectively, the “Investment Benchmarks”).

    Any cash earnings generated under an Investment Benchmark (such as interest, dividends, distributions and gains) shall be deemed to be reinstated in that Investment Benchmark, provided, however, that the Administrative Committee may, in its discretion, provide that earnings generated by one or more designated Investment Benchmark be reinvested solely in the Interest Rate Index.  All notional acquisitions and dispositions of Investment Benchmarks under a participant’s plan accounts shall be deemed to occur at such times as the Administrative Committee shall determine to be administratively feasible in its sole discretion and the participant’s plan accounts shall be adjusted accordingly. In addition, a participant’s plan accounts may be adjusted from time to time, in accordance with procedures and practices established by the Administrative Committee, in its sole discretion, to reflect any notional transactional costs and other fees and expenses relating to the deemed investment, disposition or carrying of any Investment Benchmark for the participant’s plan accounts. Notwithstanding anything to the contrary, any such adjustments made to any plan account following a Change in Control shall be made in a manner no less favorable to participants than the practices and procedures employed under the plan, or as otherwise in effect, as of the date of the Change in Control.

    The vesting terms of each participant’s deferred amounts, Company match and discretionary allocation are established by the Administrative Committee in its sole discretion. The Administrative Committee has specified for the 2006 plan year that amounts deferred at the participant’s election for the 2006 plan year are 100 percent vested at all times and that any Company match for 2006 will vest on December 31, 2008 (except that, in the event of a termination for Cause, a participant will forfeit the Company match whether or not vested and in the event of a termination of employment (voluntarily or involuntarily, for any reason), death or Disability, a participant will forfeit the unvested portion of the Company match). The Administrative Committee may elect to accelerate the vesting of amounts credited to any participant under the 2005 Plans and, under the 2005 Plans, if within two years following a change in control, a participant is terminated without cause or resigns for good reason (each a “Covered Termination”), as of the effective date of the Covered Termination such participant will immediately become vested in 100% of all amounts credited to such participant’s plan account.

    The 2005 Plans were frozen by the Board of Directors, with respect to deferrals subsequent to the 2006 plans year, effective October 26, 2006 because of declining participation in the 2005 Plans and because the costs of administration outweighed the benefits of maintaining the 2005 Plans.

    The Deferred Compensation Plan for Key Employees, effective January 1, 1998 (the “Predecessor Key Plan”), was frozen by the Board of Directors, effective January 1, 2005, in connection with the adoption of the Key Plan in order to satisfy the requirements of the new Section 409A of the Code that was enacted by Congress as part of the American Jobs Creation Act of 2004.

    Like the Key Plan, the Predecessor Key Plan is an unfunded, non-qualified deferred compensation plan that provided management or highly compensated employees selected by the Administrative Committee with the opportunity to defer specified percentages of their cash compensation and to receive a matching contribution or discretionary allocation from the Company, determined by the Company in its sole discretion. These amounts are credited to the participant’s notional accounts under the Predecessor Key Plan. Participants are permitted to select from among the following investment benchmarks: Common Stock Investment Benchmark, the Johnson Illington Balanced Portfolio, the Johnson Illington Equity Portfolio, and the Interest Rate Index, for the notional investment of their deferred compensation, and the Company is permitted to require that the return on the Company’s matching contribution or discretionary allocation be measured by the performance of the Common Stock. The Company may require that, when a participant receives distribution of his or her accounts, any amounts notionally invested in the Common Stock will be paid out in shares of the Common Stock.

    The Deferred Compensation Plan for Professional and Other Highly Compensated Employees, effective January 1, 2002, formerly known as the Non-ERISA Deferred Compensation Plan, (the “Predecessor Professional Plan”), was frozen by the Board of Directors, effective January 1, 2005, in connection with the adoption of the Professional Plan in order to satisfy the requirements of the new Section 409A of the Code that was enacted by Congress as part of the American Jobs Creation Act of 2004.

    Like the Professional Plan, the Predecessor Professional Plan is an unfunded, non-qualified deferred compensation plan that provided employees who are not eligible to participate in the Predecessor Key Plan and who were selected by the Administrative Committee with the opportunity to defer specified percentages of their cash compensation and to receive a matching contribution or discretionary allocation from the Company, determined by the Company in its sole discretion. These amounts are credited to the participant’s notional accounts under the Predecessor Professional Plan. Participants are permitted to select from among the following investment benchmarks: the Common Stock, the Johnson Illington Balanced Portfolio, the Johnson Illington Equity Portfolio, and the Interest Rate Index, for the notional investment of their deferred compensation, and the Company is permitted to require that the return on the Company’s matching contribution or discretionary allocation be measured by the performance of the Common Stock. The Company may require that, when a participant receives distribution of his or her accounts, any amounts notionally invested in the Common Stock will be paid out in shares of the Common Stock.

     Under the 2005 Plans, distributions are paid in cash, except that any portion of a distribution that is attributable to an investment in the Common Stock Investment Benchmark will only be paid in shares of the Common Stock.  Under the Key Plan, the balance of the participant’s plan account is paid out either as (i) a lump sum on or about April 15 as early as the end of the third plan year after the plan year in which the participant’s deferral was made or as late as the tenth plan year or (ii) equal installments commencing no earlier than April 15 of the end of the third plan year after the plan year in which the participant’s deferral was made or no later than the tenth plan year.  Distributions under the Professional Plan have a shorter term.  The Professional Plan requires all distributions to participants to be paid no later than April 15 of the end of the fifth year after the plan year in which the participant’s deferral was made.

    Under the 2005 Plans, in the event that a participant or (after a participant’s death) a participant’s beneficiary experiences an unforeseeable financial emergency or, for any reason, the participant’s benefit (all or part) becomes taxable prior to receipt, the participant or beneficiary may petition to receive a partial or full payout of the applicable amounts credited to one or more of the participant’s plan accounts.

For further information regarding these plans, see “Termination and Change in Control Payments” below.

Termination and Change in Control Payments

    The following tables set forth the estimated value of benefits that the Company’s Named Executive Officers would have been entitled to receive assuming certain terminations of employment and/or assuming a change in control of the Company, in each case occurring on December 31, 2006. The following tables also use the Company’s common stock price as of December 31, 2006 ($2.32).  For restricted stock, the cash-out value reflects the number of shares vesting as a result of the triggering event multiplied by such stock price.  For options, the cash-out value reflects the excess of such stock price over the exercise price of any option vesting as a result of the triggering event and, if there is no excess, it reflects a zero value with respect to such option.  The tables also include, where applicable, the accelerated vesting and distribution of any unvested Company match amounts under the 2005 Plans.  Under the 2005 Plans, if within two years following a change in control, a participant is terminated without cause or resigns for good reason (each a “Covered Termination”), as of the effective date of the Covered Termination, such participant will immediately become vested in 100% of all amounts credited to such participant’s plan account.

George C. McNamee Triggering Event	Cash-Out Value of Equity-Based Awards that Vest as a Result of Triggering Event	Value of Company Match Account that Vests upon a Covered Termination[1]
	($)
Prior to a CIC
Termination without cause	-	-
Termination for good reason	-	-
After a CIC
Termination without cause	-	6,600
Termination for good reason	-	6,600
Upon a CIC	16,235	-
Death/Disability	16,235	-

1 Includes Mr. McNamee’s unvested match amount as of December 31, 2006.  On February 15, 2007, Mr. McNamee received a Company match amount of $6,000, which is not included in the table.

Alan P. Goldberg Triggering Event	Severance Payment	Cash-Out Value of Equity-Based Awards that Vest as a Result of Triggering Event	Value of Benefit Continuation	Value of Company Match Account that Vest as a Result of Covered Termination
	($)	($)	($)
Prior to a CIC
Termination without cause	400,000	-	3,443	-
Termination for good reason	-	-	3,443	--
After a CIC
Termination without cause	400,000	-	3,443	5,881
Termination for good reason	-	-	3,443	5,881
Upon a CIC	-	27,058	-	-
Death/Disability	400,000	27,058	-	-

Peter McNierney Triggering Event	Severance Payment	Cash-Out Value of Equity-Based Awards that Vest as a Result of Triggering Event	Value of Benefit Continuation	Gross-Up Payment
	($)	($)	($)	(S)
Prior to a CIC
Termination without cause	1,861,670	504,600	10,486	-
Termination for good reason	1,861,670	504,600	10,486	-
After a CIC
Termination without cause	1,861,670	-	10,486	-
Termination for good reason	1,861,670	-	10,486	-
Upon a CIC	-	504,600	-	-
Death/Disability	-	504,600	-	-

Brian Coad Triggering Event	Severance Payment ($)	Cash-Out Value of Equity-Based Awards that Vest as a Result of Triggering Event ($)	Value of Benefit Continuation ($)	Gross Up Payment (S)
Prior to a CIC
Termination without cause	525,000	97,129	10,663	-
Termination for good reason	525,000	97,129	10,663	-
After a CIC
Termination without cause	525,000	-	10,663	-
Termination for good reason	525,000	-	10,663	-
Upon a CIC	-	97,129	-	-
Death/Disability	-	97,129	-	-

Gordon J. Fox Triggering Event	Cash-Out Value of Equity-Based Awards that Vest as a Result of Triggering Event ($)
Prior to a CIC
Termination without cause	-
Termination for good reason	-
After a CIC
Termination without cause	215,816
Termination for good reason	215,816
Upon a CIC	8,247
Death/Disability	224,063

Mr. Kutey resigned from the firm in July 2006.  In return for a general release of possible claims against the Company, an agreement not to solicit employees of the Company through February 14, 2007 and an agreement to cooperate with transition matters, the Company paid Mr. Kutey a lump sum amount of $300,000.

McNierney and Coad Agreements. “Cause” is defined in Mr. McNierney’s and Mr. Coad’s employment agreements as: (i) the executive’s conviction of, or plea of guilty or nolo contendere to, a felony under the laws of the United States or any state thereof, whether or not appeal is taken, (ii) the executive’s conviction of, or plea of guilty or nolo contendere to, a violation of criminal law involving the Company and its business, (iii) the willful material misconduct of the executive or the executive’s willful violation of material Company policies, in either case which has a demonstrable adverse effect on the Company; (iv) the executive’s continued failure to perform his duties except in the case of Disability (as defined in the applicable employment agreement) after the Company has given the executive written notice requesting such performance; or (v) the willful fraud or material dishonesty of the executive in connection with his performance of duties to the Company.

“Good Reason” is defined in Mr. McNierney’s and Mr. Coad’s respective employment agreements as: (i) except in the case of a change in control, the assignment to the executive of any duties materially inconsistent with the executive’s position that results in a material diminution in such position (or any failure to appoint and nominate the executive to the Board, with respect to Mr. McNierney only); (ii) any failure by the Company to comply with its obligations under the applicable employment agreement; (iii) the relocation, without the consent of the executive, of the executive’s principal business office to a location outside of New York City; (iv) any failure to accomplish the certain aspects of a previously approved Board restructuring; and (v) until the earlier of the completion of the Board restructuring described in clause (iv) or the date immediately following the Annual Meeting, the Board, by action or omission, either overrules, vetoes, countermands, obstructs, constrains or otherwise frustrates or delays, in any material respect, the executive’s good faith efforts to accomplish any material aspect of the strategic plan approved by the Board on June 29, 2006.

McNierney Agreement.  Upon a termination for Cause or without Good Reason, or in the event of death or disability, Mr. McNierney will receive:  (i) any earned but unpaid portion of his base salary; (ii) any earned but unpaid portion of his annual bonus for any completed fiscal year; and (iii) any unreimbursed business or other expenses (“Accrued Obligations”).  Upon termination without Cause or for Good Reason, Mr. McNierney will receive the Accrued Obligations as well as the following severance payments:  (i) a lump sum severance payment of 1.5 times the sum of (a) his then current base salary and (b) the average of the annual bonus amounts previously paid or payable in the last three completed fiscal years; (ii) a lump sum payment of the pro-rata protion of the annual bonus he would have earned if he had remained employed by the Company through the end of the applicable fiscal year; (iii) all deferred compensation benefits accrued as of the date of termination; (iv) full vesting and exercisability of any unvested portion of restricted stock, stock options or other equity Mr. McNierney may hold at the time of termination of employment; and (v) eighteen (18) months of medical, dental, disability and life insurance coverage continuation with the same employee cost sharing as applicable to active employees of the Company during such eighteen (18) month period, subject to cancellation by the Company in  the event that Mr. McNierney becomes eligible for similar coverage because of subsequent employment.  All of the severance payments described above are contingent upon Mr. McNierney’s execution of an irrevocable general release.  In the event of change in control of the Company, if compensation payments to Mr. McNierney become subject to excise tax under Section 280G of the Code, the Company will pay Mr. McNierney a gross up payment in an amount equal to the amount of any excise tax imposed on such compensation payments.  The employment agreement also contains standard post-termination confidentiality, non-competition (for 12 months unless termination without cause or for good reason) and non-solicitation provisions (for 12 months).

Coad Agreement. Upon a termination for Cause or without Good Reason, or in the event of death or disability, Mr. Coad will receive his Accrued Obligations.  Upon termination without Cause or for Good Reason, Mr. Coad will receive his Accrued Obligations as well as the following severance payments:  (i) a lump sum severance payment of 1.5 times the sum of (a) his then current Base Salary and (b) the average of the annual bonus amounts previously paid or payable in the last three completed fiscal years or $150,000, whichever is greater; (ii) a lump sum payment of the pro-rata protion of the annual bonus he would have earned if he had remained employed by the Company through the end of the applicable fiscal year; (iii) all deferred compensation benefits accrued as of the date of termination; (iv) full vesting and exercisability of any unvested portion of restricted stock, stock options or other equity Mr. Coad may hold at the time of termination of employment; and (v) eighteen (18) months of medical, dental, disability and life insurance coverage continuation with the same employee cost sharing as applicable to active employees of the Company during such eighteen (18) month period, subject to cancellation by the Company in  the event that Mr. Coad becomes eligible for similar coverage because of subsequent employment.  All of the severance payments described above are contingent upon Mr. Coad’s execution of an irrevocable general release. In the event of change in control of the Company, if compensation payments to Mr. Coad become subject to excise tax under Section 280G of the Code, the Company will pay Mr. Coad a gross up payment in an amount equal to the amount of any excise tax imposed on such compensation payments.  The employment agreement also contains standard post-termination confidentiality and non-solicitation provisions (for 12 months).

Goldberg Agreement.  Mr. Goldberg’s letter agreement provides that if Mr. Goldberg’s employment is voluntarily terminated or if Mr. Goldberg is terminated for “Cause” (as defined in the letter agreement), Mr. Goldberg will only receive his base salary and welfare benefits through the date of termination.  The letter agreement also contains standard post-termination confidentiality, non-competition (for 3 months) and non-solicitation provisions (for 3 months).

The 1999 Long Term Incentive Plan and the 2001 Long Term Incentive Plan

Under both the 1999 Long Term Incentive Plan and 2001 Long Term Incentive Plan (referred to collectively herein as the “Long Term Incentive Plans, unless otherwise provided in the relevant award agreement, if a participant’s employment is terminated for any reason, any unexercisable stock option or stock appreciation right (“SAR”) shall be forfeited and canceled by the Company. Such participant’s right to exercise any then-exercisable stock option or SAR will terminate ninety (90) days after the date of such termination (but not beyond the stated term of such stock option or SAR); provided, however, the Executive Compensation Committee may (to the extent options were exercisable on the date of termination) extend such period. If a participant dies, becomes totally disabled or retires, such participant (or the estate or other legal representative of the participant), to the extent the stock options or SARs are exercisable immediately prior to the date of death, total disability or retirement, will be entitled to exercise any stock options or SARs at any time within the one-year period following such death, disability or retirement, but not beyond the stated term of such stock option or SAR.

Under the Long Term Incentive Plans, unless otherwise provided in the relevant award agreement, if a participant’s employment is terminated for any reason (other than due to death, total disability or retirement) prior to the lapsing of any applicable restriction period, or the satisfaction of any other restrictions, applicable to any grant of restricted shares, will be forfeited by such participant; provided, however, that the Executive Compensation Committee may, in its sole discretion, determine within ninety (90) days after such termination that all or a portion of such restricted shares shall not be so forfeited. In the case of death, total disability or retirement, the participant (or the estate or other legal representatives of the participant) shall become one hundred (100) percent vested in any restricted shares as of the date of termination.

Under the Long Term Incentive Plans, Change in Control is defined as: (i) with certain exceptions, the acquisition by one individual or entity of 30% or more of either (a) the shares of the Common Stock, or (b) the combined voting power of the voting securities of the Company entitled to vote generally in the election of directors (ii) any transaction whereby the individuals who, as of the effective date of the applicable plan, constitute the Board (the “Incumbent Board”) cease to constitute at least a majority of the Board; except for any transaction whereby an individual becomes a director subsequent to the effective date of the applicable plan but whose election as a director is approved by at least a majority of the directors of the Incumbent Board; (iii) Approval by the shareholders of the Company of a reorganization, merger or consolidation, other than a reorganization, merger or consolidation involving the equity holders of more than 70% of the Company’s equity which does not significantly affect the proportions of equity held by such equity holders; (iv) approval by the shareholders of the Company of (a) a complete liquidation or substantial dissolution of the Company, or (b) the sale or other disposition of all or substantially all of the assets of the Company.

If a Change of Control occurs (i) all stock options and/or SARs then unexercised and outstanding will become fully vested and exercisable and (ii) all restrictions, terms and conditions applicable to restricted shares then outstanding will be deemed lapsed and satisfied, each as of the date of the Change of Control; provided, however, that such Change of Control provisions will only apply to those participants who are employed by the Company as of the date of the Change of Control or who are terminated before the Change of Control and reasonably demonstrate that such termination was in connection with or in anticipation of the Change of Control; provided further that with respect to the 1999 Plan, such Change of Control provisions will apply unless otherwise provided for in an award agreement.

The 2005 Plans and the Predecessor Plans

Unless otherwise specifically provided under the terms of a particular annual deferral agreement and/or the document announcing an annual discretionary allocation (if any), in the event of a participant’s Covered Termination, as of the effective date of such Covered Termination, all amounts credited to each of the participant’s plan accounts, as adjusted for the applicable Investment Adjustments and all prior withdrawals and distributions, shall be 100% vested and non-forfeitable. Under each of the 2005 Plans and the Predecessor Plans, each plan is administered by a committee appointed by the Board (collectively, the “Administrative Committee”).  Distributions under these plans shall be paid in cash in a single lump sum; except, however, that the Administrative Committee may provide, in its discretion, that any distribution attributable to the portion of a plan account that is deemed invested in an investment benchmark that tracks the value of Company stock shall be paid in shares of Company stock.

“Covered Termination” is defined as the participant’s termination of employment within two (2) years following a Change in Control as a result of the participant’s resignation for good reason or a termination by the participant’s employer without cause.

Good Reason is defined as a participant’s resignation following (i) a diminution in the participant’s position or responsibilities, or an assignment to the participant of duties inconsistent with the participant’s position other than for cause or (ii) a reduction of more than ten percent (10%) in the participant’s aggregate annualized compensation rate solely as a result of a change adopted unilaterally by the Company.

Cause is defined as any termination by reason of the participant’s (i) willful and continued failure to perform the duties of his or her position after receiving notice of such failure and being given reasonable opportunity to cure such failure; (ii) willful misconduct which is demonstrably and materially injurious to the employer; (iii) conviction of a felony; or (iv) material breach of applicable federal or state securities laws, regulations or licensing requirements or the applicable rules or regulations of any self-regulatory body.

The Administrative Committee may elect to accelerate the vesting of amounts credited to any participant under the plans in the event a participant is terminated without Cause within two (2) years following the Change in Control of the Company, and the participant will immediately become vested in 100% of all amounts credited to his account.  Distributions under the 2005 Plans and the Predecessor Plans will be paid in cash in a single lump sum; except, however, that under both plans, the Administrative Committee may provide, in its discretion, that any distribution attributable to the portion of a plan account that is deemed invested in an investment benchmark that tracks that value of Company stock shall be paid in shares of Company stock.

Under the 2005 Plans and the Predecessor Plans, in the event a participant dies or suffers a long-term disability, the participant (or his or her beneficiary) shall receive a lump sum payment equal to the participant’s vested account balance within ninety (90) days of death or the Administrative Committee’s determination that such long-term disability has occurred.  In the event of death, if the participant’s account balance is greater than $25,000, the Administrative Committee may elect to pay his or her vested account balance in installments not exceeding five (5) years.  In the event of death, the lump sum payment will be made, or installment payments shall commence, no later than ninety (90) days after the date the Administrative Committee is provided with proof that is satisfactory to the Administrative Committee of the participant’s death.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2006

    The following table sets forth certain information regarding the compensation of the Company’s directors for the fiscal year ended December 31, 2006 other than Messrs. McNamee, McNierney and Goldberg whose compensation is discussed below under “Compensation of Executive Officers.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) [1,2]	Option Awards ($)[1,3]	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Carl P. Carlucci	57,000	1,642	6,565	0	0	0	65,207
Walter M. Fiederowicz*	103,000	0	1,774	0	0	0	104,774
Nicholas A. Gravante, Jr.	49,500	1,642	5,741	0	0	0	56,883
Hugh A. Johnson, Jr.*	0	0	0	0	67,465[4]	250,000[4]	317,465
Dale Kutnick	49,000	1,642	5,741	0	0	0	56,383
Arthur Murphy**	0	0	0	0	6,136[5]	0	6,136
Shannon P. O’Brien	71,000	1,642	5,741	0	0	0	78,383
Arthur J. Roth*	76,000	0	1,341	0	0	0	77,341

* Resigned effective September 28, 2006.
**Term expired May 16, 2006.

1Amounts set forth in the Stock Awards and Option Awards columns represent the amounts recognized as compensation expense for financial statement reporting purposes in fiscal year 2006 by the Company with respect to restricted stock and option awards, respectively, in accordance with FAS 123R (disregarding the estimate of forfeitures related to service-based vesting conditions).  A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2006 may be found in Footnote 16 of the Company’s consolidated financial statements for fiscal year 2006 contained in the Company’s Annual Report on Form 10-K.  Discussions of assumptions used in prior fiscal years may be found in corresponding footnotes for such fiscal years’ consolidated financial statements.  Dividends or dividend equivalents are paid on shares of restricted stock at the same rate, and at the same time, that dividends are paid to shareholders of the Company.

2 Represents 1,000 shares of restricted stock granted to each director on August 3, 2006 under the 2003 Non-Employee Directors Stock Plan.  Such shares vest upon the one-year anniversary of the grant date, subject to certain conditions. Each grant had a grant date fair value of $3,940.  As of the end of fiscal year 2006, the following directors held the following aggregate number of shares of restricted stock:  Mr. Carlucci: 1,000; Mr. Gravante: 1,000; Mr. Kutnick: 1,000; and Ms. O’Brien: 1,000.  All resigning directors forfeited their shares of restricted stock granted on August 3, 2006 in accordance with the terms of the 2003 Non-Employee Directors Stock Plan.

3As of the end of fiscal year 2006, the following directors held the following aggregate number of options on common stock:  Mr. Carlucci: 6,000; Mr. Gravante: 5,666; Mr. Kutnick: 6,000; and Ms. O’Brien: 6,000.

4During fiscal year 2006, Mr. Johnson received $67,465 in earnings credited to his account under the Company’s nonqualified deferred compensation plans and $250,000 representing a consulting fee paid to Mr. Johnson on an annual basis pursuant to the Consulting Agreement between the Company and Mr. Johnson, entered into as of February 1, 2005. For more information about the Consulting Agreement, please see “Certain Relationships and Related Transactions.”

5During fiscal year 2006, Mr. Murphy received $6,136 in earnings credited to his account under the Company’s nonqualified deferred compensation plans.

    During 2006, the Company paid directors who are not current or former officers of the Company (the “Non-Employee Directors”) an annual retainer of $30,000 and, in addition, an annual retainer of $40,000 to the lead director. In addition, the Company paid Non-Employee Directors $1,000 per board or committee meeting attended ($500 for attendance by conference call), plus reimbursement of reasonable expenses. The chair of the Audit Committee was paid an additional annual retainer of $30,000 and the Non-Employee Directors who were members of such committee were paid additional annual retainers of $10,000. The chairs of other committees on the Board were paid additional annual retainers of $10,000 and Non-Employee Directors who were members of such other committees were paid additional annual retainers of $5,000. Employee directors do not receive any compensation for their service as members of the Board.

    Under the 2003 Non-Employee Directors Stock Plan, the number of options or restricted shares awarded are generally within the discretion of the Board, except that no Non-Employee Director may receive an option covering more than 5,000 shares or 2,000 restricted shares in any year.  All options that may be granted under the 2003 Non-Employee Directors Stock Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant, become exercisable in three equal installments beginning on the first anniversary of the date of grant, and have a ten-year term. Shares of restricted stock will be subject to vesting conditions as set forth in the award agreement. If a person ceases to be a director for any reason (other than death or total disability), any unvested restricted shares or unexercisable stock options will be forfeited. In the case of death or total disability of a director, he or she (or the estate or other legal representatives) shall become 100% vested in any restricted shares as of the date of termination of service on the Board. Such Non-Employee Director’s right to exercise any then-exercisable stock option will terminate 90 days after the date of such termination (but not beyond the stated term of such stock option). If a Non-Employee Director dies or becomes totally disabled, such director (or the estate or other legal representative of the Non-Employee Director), to the extent the stock options are exercisable immediately prior to the date of death or total disability, will be entitled to exercise any stock options at any time within the one-year period following such death or disability, but not beyond the stated term of such stock option. If a Change of Control occurs (i) all stock options then unexercised and outstanding will become fully vested and exercisable and (ii) all restrictions, terms and conditions applicable to restricted shares then outstanding will be deemed lapsed and satisfied, each as of the date of the Change of Control.

    In addition to any annual grant of options or restricted shares, under the 2003 Non-Employee Directors Stock Plan, the Board may from time to time make additional discretionary grants (subject to the limits noted above) and may permit a Non-Employee Director to elect to receive all or a portion of his/her annual cash retainer in restricted shares.

COMPENSATION COMMITTEE INTERLOCKS AND

INSIDER PARTICIPATION
    The Company has an Executive Compensation Committee responsible for approving the compensation of the Company’s executive officers. During the 2006 fiscal year, Mr. Fiederowicz served on the Executive Compensation Committee until September 28, 2006, Mr. Gravante served since September 28, 2006, and Mr. Carlucci served the entire year.  None of the Executive Compensation Committee members is involved in a transaction or relationship requiring disclosure as an interlocking executive officer/director, under Item 404 of Regulation S-K or as a former officer or employee of the Company.

EXECUTIVE COMPENSATION COMMITTEE REPORT *

    The Executive Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by the Securities Exchange Act of 1934 with management and, based on the Committee’s review and discussions with management, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this amended annual report on Form 10-K.

                                                      EXECUTIVE COMPENSATION COMMITTEE

                        Nicholas A. Gravante (Chair)
                Carl P. Carlucci

*           The material in this report is not “solicitation material,” is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the  Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL OWNERS AND MANAGEMENT

    The following table sets forth information concerning the beneficial ownership of common stock of the Company as of April 23, 2007, by (i) persons owning more than five percent of the common stock, (ii) each director and each nominee for election as a director of the Company and the current and former executive officers included in the Summary Compensation Table and (iii) all directors and current executive officers of the Company as a group. An asterisk in the percentage column indicates that a person or group beneficially owns less than one percent of the outstanding shares.

	Shares Beneficially Owned[1]
Name	Number	Percent

George C. McNamee[2,3,5,6]	1,822,414	11.06%
Peter McNierney[2,5]	497,302	3.04%
Brian Coad[2,5]	55,641	*
Alan P. Goldberg [2,4,5]	1,257,800	7.55%
Carl P. Carlucci, Ph.D.[2,5]	30,268	*
Nicholas A. Gravante, Jr.[2,5]	45,967	*
Dale Kutnick[2,5]	43,731	*
Shannon P. O’Brien[2,5]	8,604	*
Gordon J. Fox[2,5]	52,434	*
Paul W. Kutey[2]	638	*
All directors and current executive officers as a group (8 persons) [2]	3,761,727	22.15%
* References ownership of less than 1.0%.

  Except as noted in the footnotes of this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.
  Includes shares of Common Stock that may be acquired within 60 days of April 23, 2007 through the exercise of stock options as follows: Mr. Coad:  10,000; Mr. Goldberg: 383,099; Mr. McNamee: 195,112; Mr. McNierney:  102,500; Mr. Carlucci: 5,167; Mr. Gravante: 4,833; Mr. Kutnick: 5,167; Ms. O’Brien: 5,167; Mr. Fox: 13,333; and all directors and current executive officers as a group: 711,045. Also includes the number of phantom stock units held under the Company’s nonqualified deferred compensation plans as follows: Mr. Fox: 10,638; Mr. Goldberg: 12,433; Mr. Kutey: 638; Mr. McNamee: 18,935; and all directors and current executive officers as a group: 31,368.
  Includes 55,000 shares owned by Mr. McNamee’s spouse and through her retained annuity trust. Also includes 39,330 shares owned by Mr. McNamee as custodian for his minor children.
  Includes 244,539 shares held by the Goldberg Charitable Trust. Mr. Goldberg is the co-trustee of such trust and disclaims beneficial ownership of such shares.
  Includes restricted shares of Common Stock over which the persons named have no dispositive power: Mr. Coad: 41,866; Mr. Fox: 1,097; Mr. Goldberg: 3,660; Mr. McNamee: 2,197; Mr. McNierney: 217,500; Mr. Carlucci:  1,000; Mr. Gravante: 1,000; Mr. Kutnick:  1,000; Ms. O’Brien:  1,000; and all directors and current executive officers as a group: 269,223.
  Includes 1,146,195 shares pledged by Mr. McNamee in connection with a loan from Key Bank.  No other current director, nominee director or executive officer has pledged any of the shares of common stock disclosed in the table above.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans. The table does not reflect the proposed adoption of the 2007 Incentive Plan.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	1,468,200[2]	$9.18[3]	1,417,369[4]
Equity Compensation Plans Not Approved by Shareholders (5)	690,604[6]	$6.28[7]	600,458[8]
Total	2,158,804	$8.45	2,017,827

  Consists of the 1989 Stock Incentive Plan, the 1999 Long-Term Incentive Plan, the 2003 Directors’ Stock Plan, the 2005 Deferred Compensation Plan for Key Employees (the “Key Plan”) and the 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees (the “Professional Plan”).
  Consists of 465,633 options under the 1989 Stock Incentive Plan, 875,038 options under the 1999 Long-Term Incentive Plan, 23,666 options under the 2003 Directors’ Stock Plan, 44,422 phantom stock units under the Key Plan, and 59,441 phantom stock units under the Professional Plan.
  Weighted average exercise price of outstanding options (excludes phantom stock units granted under the Key Plan and the Professional Plan).
  Consists of 749,566 shares under the 1999 Long-Term Incentive Plan, 71,666 shares under the 2003 Directors’ Stock Plan, 355,578 phantom stock units under the Key Plan and 240,559 phantom stock units under the Professional Plan.
  Consists of the 2001 Long-Term Incentive Plan (see “The 1999 Long Term Incentive Plan and the 2001 Long Term Incentive Plan” above; additional information is provided below), the Restricted Stock Inducement Plan for Descap Employees, the Deferred Compensation Plan for Key Employees (the “Predecessor Key Plan”) (above, see “The Deferred Compensation Plans” and “The 2005 Plans and the Predecessor Plans”) and the Deferred Compensation Plan for Professional and other Highly Compensated Employees (the “Predecessor Professional Plan”) (above, see “The Deferred Compensation Plans” and “The 2005 Plans and the Predecessor Plans”).  The 2001 Long Term Incentive Plan and Restricted Stock Inducement Plan for Descap Employees are described below.  No options or other benefits under the 2001 Long-Term Incentive Plan may be granted to directors or executive officers of the Company.
  Consists of 462,489 options under the 2001 Long-Term Incentive Plan, 168,744 phantom stock units under the Predecessor Key Plan, and 59,371 phantom stock units under the Predecessor Professional Plan.
  Weighted average exercise price of outstanding options (excludes phantom stock units granted under the Predecessor Key Plan and the Predecessor Professional Plan).
  Consists of 600,458 shares under the 2001 Long-Term Incentive Plan.

The 2001 Long-Term Incentive Plan

    On October 18, 2001, the Board adopted the 2001 Long-Term Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the granting of non-qualified stock options, performance units, restricted shares and stock appreciation rights to the employees of the Company and its subsidiaries. Upon adoption of the 2001 Plan, the Company reserved a total of 800,000 common shares for issuance under the 2001 Plan.  On April 24, 2002 and November 23, 2002, the Board authorized an additional 400,000 and 800,000 shares respectively, for issuance under the 2001 Plan.  The committee of the Board administering the 2001 Plan has the authority to establish the exercise price and term for options grants.  The options that have been issued generally vest and become exercisable in four equal installments beginning on the first anniversary of the grant date. The options vest on an accelerated basis in the event of a change in control of the Company. The 2001 Plan was intended to function as a broad-based incentive plan, and no awards under the 2001 Plan have been made to directors or executive officers of the Company.  The 2001 Plan will terminate on December 31, 2011, except with respect to Awards then outstanding.  After such date no further Awards will be granted under the 2001 Plan.

The Restricted Stock Inducement Plan for Descap Employees

    On April 27, 2004, the Board of Directors adopted the Restricted Stock Inducement Plan for Descap Employees (the “Restricted Stock Inducement Plan”) in connection with the Company’s acquisition of Descap Securities, Inc. (“Descap”). The Restricted Stock Inducement Plan provided for awards of restricted shares to certain employees of Descap at the time of the acquisition of Descap as an inducement for such employees to enter into employment with the Company or one of its affiliates in connection with the acquisition of Descap.  The committee of the Board administering the Restricted Stock Inducement Plan has the authority to determine the number of restricted shares to be granted to a participant.  Each issuance of restricted shares to a participant will be approved by the Executive Compensation Committee or a majority of the Company's independent directors.  A maximum of 272,000 shares of the Company’s common stock were made available for awards of restricted shares and no awards were intended to be made following the acquisition of Descap.  As of April 23, 2007, 270,843 Restricted Shares had been granted under the Restricted Stock Inducement Plan.  No shares remained available for granting of future awards.  The Restricted Stock Inducement Plan will terminate on April 27, 2014, the tenth anniversary of the Board's approval of the Plan. After such date no further Awards shall be granted under the Plan.

Item 13    Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On April 26, 2007, the Board of Directors adopted a new Related Party Transactions Policy.  Under the Policy only those related party transactions that have terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and that are approved or ratified by the Audit Committee, the disinterested members of the Board of Directors, and, if and to the extent involving compensation, the Executive Compensation Committee, may be consummated or permitted to continue.  “Related Parties” include any senior officer (including all executive officers of the Company and its subsidiaries) or director of the Company, any shareholder owning more than five percent of the Company (or its controlled affiliates), any person who is an immediate family member of a senior officer or director, and any entity owned or controlled by such persons or in which such persons have a substantial ownership interest.  “Related Party Transactions” include any transaction between the Company and any Related Party (including any transactions requiring disclosure under Item 404 of Regulation S-K under the Exchange Act) except transactions available to all employees generally or those involving less than $5,000 when aggregated with all similar transactions.  Pursuant to the Policy, any proposed Related Party Transactions may be submitted for consideration at the Audit Committee’s regular quarterly meetings.  Following the Audit Committee’s review, the Committee will either approve or disapprove such transactions.  In the event that management recommends any transactions in between regularly scheduled meetings, management will confer with the Chair of the Audit Committee as to whether the Company may preliminarily enter into such arrangement subject to ratification by the full Audit Committee at the next regularly scheduled meeting.

    In the ordinary course of its business, First Clearing, LLC, a clearing firm with which First Albany Capital has contracted for broker dealer trading clearing services, extends credit to employees, including directors and executive officers, under Regulation T, which regulates credit in cash and margin accounts.  However, should the account holder fail to meet a margin call and the securities in the account holder’s account prove insufficient to satisfy the margin call, First Albany may be obligated to satisfy the call on behalf of the account holder.  Such extensions of credit are performing and are made on the same terms as for customers

    As of December 31, 2006, the Company had a commitment to invest as a limited partner up to $3.8 million in FA Technology Ventures, L.P. (the “Fund”), a technology fund with total limited partner equity commitments of $100 million. The Company also had a commitment as of that date to invest up to an additional $0.3 million in parallel with the Fund; this parallel commitment may be satisfied by investments from the Company’s employee funded investment vehicles established by the Company to allow select employees to invest along with the Fund. These commitments extended initially to the end of the Partnership’s Commitment Period, which expired in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and the payment of management fees. Messrs. Goldberg and Fiederowicz are also limited partners in this Fund. The Fund is managed by FA Technology Ventures Corporation, a wholly-owned subsidiary of the Company, which receives management fees for its services. George McNamee is an employee of this subsidiary and received compensation from it, which is reflected in the summary compensation table below. In addition, Mr. McNamee is a member of FATV GP LLC, the general partner of the Fund, with a current 16.50 percent membership interest. As a result of this interest in the general partner, he would be entitled to receive 17.20 percent of the 20 percent carried interest that may become payable by the Fund to its general partner if the Fund’s investments are successful. Mr. McNamee is required under the partnership agreement for the Fund to devote a majority of his business time to the conduct of the Fund and any parallel funds.

    As of February 1, 2005, the Company entered into a Consulting Agreement with Hugh A. Johnson, Jr., a former director of the Company and Chairman of Johnson Illington (“JIA”) (the “Consulting Agreement”).  JIA purchased the Albany, New York operations of FA Asset Management Inc. in February 2005. As part of the consideration for the purchase, JIA is obligated to pay the Company a percentage of its revenues earned through 2009. No such payments were made in 2006.  In addition, the Company made payments of $36,706 in 2006 to JIA for certain management fees for investments.  Under the terms of the Consulting Agreement, Mr. Johnson ended his employment with the Company and serve as a consultant to the Company for a three-year period beginning on the date that certain sale transactions occurred (the “Sale Transactions”).  The Sale Transactions are governed by an Asset Purchase Agreement between JIA, First Albany Companies Inc. (“FACI”), and First Albany Asset Management Inc. (“FAAM”).  The Consulting Agreement further provides that Mr. Johnson receives an annual consulting fee of $250,000 and FACI provides Mr. Johnson with an office, and reimbursement for reasonable travel expenses in connection with the consulting services.  During the first year after the consummation of the Sale Transactions, FACI provided Mr. Johnson (i) any equipment necessary to perform the consulting services and (ii) subscriptions to various services in connection with the performance of the consulting period in an amount not to exceed $15,000.

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

Independence of the Board of Directors and Committees of the Board

The Board determined that each of Messrs. Carlucci, Gravante, Fiederowicz, Roth, and Kutnick and Ms. O’Brien qualify as an “independent director” as defined in the NASDAQ Stock Market listing standards.  Messrs. Fiederowicz and Roth ceased to be directors on September 28, 2006.

The Board of Directors has three standing committees: the Audit Committee, the Executive Compensation Committee and the Committee on Directors and Corporate Governance.

Until September 28, 2006, the Audit Committee was comprised of Mr. Arthur J. Roth, who served as chair, Ms. O’Brien and Mr. Walter M. Fiederowicz. Messrs. Roth and Fiederowicz ceased to be directors on September 28, 2006. Currently, this committee is comprised of Carl P. Carlucci, who serves as chair, Ms. O’Brien and Dale Kutnick. Each member of the Audit Committee is an “independent director” as defined in the NASDAQ Stock Market listing standards, and is independent within the meaning of Rule 10A-3 under the Exchange Act and the Company’s Corporate Governance Guidelines.

The Executive Compensation Committee is composed of two independent directors and operates under a written charter adopted by the Board, which was amended January 2004.  Until September 28, 2006, it was comprised of Messrs. Carlucci and Fiederowicz. Currently, it is comprised of Mr. Gravante, who serves as Chair, and Mr. Carlucci. The Board annually reviews the NASDAQ Stock Market listing standards definition of independence and has determined that each member of the Committee is independent.

The Committee on Directors and Corporate Governance is comprised of Ms. O’Brien, who serves as Chair, and Messrs. Gravante and Kutnick.

Item 14    Principal Accountant Fees and Services

Principal Accounting Firm Fees

    The following table shows information about fees paid by the Company to PricewaterhouseCoopers LLP:

Fees paid by the Company:	2006	Percentage of 2006 Services Approved by Audit Committee	2005(e)	Percentage of 2005 Services Approved by Audit Committee
Audit fees(a)	$719,690	100%	$732,210	100%
Audit-related fees(b)	$156,582	100%	$118,336	100%
Tax fees(c)	$19,370	100%	$179,692	100%
All other fees(d)	$1,620	100%	$1,620	100%

(a)    The Audit fees are part of an integrated Audit including cost related to Sarbanes Oxley Section 404 compliance. The amount of fees related to Sarbanes Oxley  Section 404 compliance was $339,349 for 2006 and $403,857 for 2005.
(b)     Audit-related fees are fees for assurance and related services that traditionally are performed by the independent accountant and generally are overseen by a licensed  accountant. These services include employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.
(c)    Tax fees are fees in respect of tax return preparation, consultation on tax matters, tax advice relating to transactions and other tax planning and advice.
(d)    All other fees are fees for accounting and auditing research software.
(e)    Prior year numbers have been conformed to current year presentation.

Audit Committee Pre-Approval Policy

    In accordance with the Company’s Audit Committee Pre-Approval Policy (the “Pre-Approval Policy”), all audit and non-audit services performed for the Company by the Company’s independent accountants were pre-approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

    The Pre-Approval Policy provides for categorical pre-approval of specified audit and permissible non-audit services and requires the specific pre-approval by the Audit Committee, prior to engagement, of such services that are individually estimated to result in an amount of fees that exceed $50,000. In addition, services to be provided by the independent accountants that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

    Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee by both the independent accountants and the Company’s chief financial officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

    The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent accountants to management.

PART IV

    Item 15.     Exhibits and Financial Statement Schedules

 (a) (1) Financial Statements

       The financial statements of the Company are included in the Original Annual Report.

(a) (2) Financial Statement Schedules

      Schedule II—Valuation and Qualifying Accounts. The other financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Annual Report.

(a) (3) Exhibits

A list of the exhibits filed or furnished with this Amendment No. 1 or incorporated by reference to exhibits previously filed or furnished by us) is provided below. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the corresponding footnote. Otherwise, the exhibits are filed herewith.

Exhibit
Number                        Description

3.1	Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No. 3.1 to Registration Statement No. 33-1353)
3.1a	Amendment to Certificate of Incorporation of First Albany Companies Inc. (filed as Exhibit No.(3)(i) to Form 10-Q for the quarter ended June 26, 1998)
3.1b	Amendment to Certificate of Incorporation of First Albany Companies Inc. (Filed as Appendix B to Proxy Statement on Schedule 14A dated May 2, 2000)
3.2	By laws of First Albany Companies Inc., as amended (filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002)
4	Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353)
10.1	First Albany Companies Inc. 1989 Stock Incentive Plan, as amended effective May 20, 1999 (filed as Registration Statement 333-78877 to Form S-8 dated May 20, 1999)
10.2	First Albany Companies Inc. Deferred Compensation Plan for Key Employees (filed as Registration Statement 333-115170 to Form S-8) dated May 5, 2004
10.2a	First Albany Companies Inc. Deferred Compensation Plan for Key Employees, as amended (filed as Exhibit 4.f to Form S-8, Registration Statement 333-115170) dated May 5, 2004
10.2b	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees, (filed as Form 8-K, along with Exhibit 10.01) dated January 5, 2005
10.3	Master Equipment Lease Agreement dated September 25, 1996, between First Albany Companies Inc. and KeyCorp Leasing Ltd. (filed as Exhibit 10.21 to Form 10K for calendar year ended December 31, 1996)
10.4	First Albany Companies Inc. 1999 Long Term Incentive Plan, as amended by (filed as Registration No. 333-97465 to Form S-8) dated July 31, 2002
10.4a	First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Registration No. 333-105771 to Form S-8) dated June 2, 2003
10.4b	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended (filed as Registration No. 333-115169 to Form S-8) dated May 5, 2004
10.4c	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended (filed as Registration No. 333-124707 to Form S-8) dated May 6, 2005
10.5	First Albany Companies Inc. Senior Management Bonus Plan (filed as Exhibit B to Proxy Statement on Schedule 14A dated March 28, 2003)
10.6
Agreements to Sell First Albany Corporation’s Retail Branch Network and Correspondent Clearing Business date May 8, 2000 between First Albany Companies Inc., First Albany Corporation and First Union Securities, Inc. (filed as Exhibit 10.26 to form 10Q for quarter ended March 31, 2000)

10.7	First Albany Companies Inc. 2000 Employee Stock Purchase Plan (filed as Registration No.333-60244 (Form S-8) dated May 4, 2001)
10.7a	First Albany Companies Inc. 2000 Employee Stock Purchase Plan, as amended (filed as Registration No. 333-60244 to Form S-8 POS) dated May 5, 2004
10.8	First Albany Companies Inc. 2001 Long Term Incentive Plan (filed as Registration No. 333-97467 to form S-8) dated July 31, 2002
10.9	First Albany Companies Inc. 2003 Non-Employee Directors Stock Plan (filed as Registration No. 333-105772 to Form S-8) dated June 2, 2003

Exhibit
Number                        Description

10.10	First Albany Companies Inc. 8.5% Senior Notes, due 2010 Note Purchase Agreement, dated June 13, 2003 (filed as Exhibit 10.15 to Form 10-K for year ended December 31, 2003)
10.11
Stock Purchase Agreement by and among the Shareholders of Descap Securities, Inc. and First Albany Companies Inc., dated February 18, 2004 (filed as Exhibit 10.16 to Form 10-Q for quarter ended March 31, 2004)

10.12	Loan Agreement dated February 18, 2004 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.17 to Form 10-Q for quarter ended March 31, 2004)
10.12a	First Amendment to Loan Agreement dated May 14, 2004 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.22 to Form 10-Q for quarter ended September 30, 2004)
10.12b
Second Amendment to Loan Agreement dated November 2, 2004 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.23 to Form 10-Q for quarter ended September 30, 2004)

10.12c	Third Amendment to Loan Agreement dated June 30, 2005 between First Albany Companies Inc. and Key Bank National Association (filed as an Exhibit 10.31 to Form 10-Q for the quarter ended June 30, 2005)
10.12d	Loan Agreement dated December 30, 2005, between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2005)
10.12e	Promissory Note dated December 30, 2005, between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2005)
10.12f	Loan Agreement dated March 14, 2006 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2005)
10.12g	Promissory Note dated March 14, 2006 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.35 to Form 10-K for the year ended December 31, 2005)
10.12h
Acceptable Securities Pledge and Security Agreement, dated March 14, 2006 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2005)

10.12i	Negative Pledge Agreement dated March 14, 2006 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2005)
10.12j
Pledge Agreement-Deposit Account Agreement dated March 14, 2006 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2005)

10 12k
Springing Pledge and Security Agreement dated March 14, 2006 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 2005)

10.13
Stock Purchase Agreement by and among First Albany Companies Inc. and certain purchasers in a private placement, dated February 29, 2004 (filed as Exhibit 10.18 to Form 10-Q for quarter ended March 31, 2004)

10.14	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (cliff vesting) (filed as Exhibit 10.20 to Form 10-Q for quarter ended September 30, 2004)
10.14a
Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (three-year vesting) (filed as Exhibit 10.21 to Form 10-Q for quarter ended September 30, 2004)

10.14b	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as an Exhibit 10.42 to Form 10-Q for the quarter ended March 31, 2006)
10.15	677 Broadway Sublease Agreement dated August 14, 2003, between Columbia 677 L.L.C. and First Albany Companies Inc (filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2004)
10.15a
677 Broadway Sublease Agreement, as amended, between Columbia 677 L.L.C. and First Albany Companies Inc., dated October 11, 2004 (filed as Exhibit 10.25a to Form 10-K for the year ended December 31, 2004)

10.15b	Third Amendment to Sublease Agreement dated September 29, 2006 between First Albany Companies Inc. and Columbia 677, L.L.C. (filed as Exhibit 10.50 to Form 10Q dated October 31, 2006)
10.16	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees (filed as Registration No. 333-121927 to Form S-8) dated January 10, 2005
10 16a	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees, as amended (filed as Registration No. 333-124705 to Form S-8) dated May 6, 2005
10.17	First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees (filed as Registration No. 333-121928 to Form S-8) dated January 10, 2005
10.17a	First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees, as amended (filed as Registration No. 333-124706 to Form S-8) dated May 6, 2005
10.18	First Albany Companies Inc. Restricted Stock Inducement Plan for Descap Employees (filed as Registration No. 333-124648 to Form S-8) dated May 5, 2005
10.19	1301 Avenue of the Americas lease agreement between Deutsche Bank AG and First Albany Capital Inc., dated April 6, 2005 (filed as Exhibit 10.1 to Form 8-K) dated May 23, 2005
10.19a	1301 Avenue of the Americas lease agreement between Deutsche Bank AG and First Albany Capital Inc., as amended (filed as Exhibit 10.2 to Form 8-K) dated May 23, 2005
10.19b	Surrender of Sublease Agreement dated April 28, 2006 between First Albany Companies Inc. and Deutsche Bank AG. (filed as Exhibit 10.41 to Form 10Q for the quarter ended March 31, 2006)

Exhibit
Number                       Description

10.20	Agreement dated April 28, 2006 between First Albany Companies Inc. and Lehman Brothers Holdings Inc. (filed as an Exhibit 10.40 to Form 10-Q for the quarter ended March 31, 2006)
10.21	Employment Agreement with an executive officer of the Company (filed as an Exhibit 99.3 to Form 8-K) dated June 30, 2006)
10.22	Restricted Share Award Agreement with an executive officer of the Company (filed as an Exhibit 99.4 to Form 8-K dated June 30, 2006)
10.23	Employment Agreement with a former executive officer of the Company (filed as an Exhibit 99.5 to Form 8-K) dated June 30, 2006
10.24	Employment Agreement with an executive officer of the Company (filed as an Exhibit 99.6 to Form 8-K) dated June 30, 2006
10.25	Restricted Share Award Agreement with an executive officer of the Company (filed as an Exhibit 99.7 to Form 8-K dated June 30, 2006)
10.26	Form of Employee Retention Agreement (filed as Exhibit 10.48 to Form 10-Q dated August 4, 2006)
10.27	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 2003 Non-Employee Directors’ Stock Plan (filed as Exhibit 10.49 to Form 10-Q dated August 4, 2006)
10.28	Resignation of Directors (filed as Exhibit 99.1 to Form 8-K, dated October 4, 2006)
21	List of Subsidiaries of First Albany Companies Inc. (filed as Exhibit 21 to Form 10-K for the year ended December 31, 2006)
23	Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23 to Form 10-K for the year ended December 31, 2006)
31.1	Rule13a-14(a)/15d-14(a) Certification of Chief Executive Officer, furnished herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, furnished herewith
32	Section 1350 Certifications, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: April 30, 2007
FIRST ALBANY COMPANIES INC.

By: /s/ Peter J. McNierney

Peter J. McNierney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ George C. McNamee /s/ Alan P. Goldberg
GEORGE C. MCNAMEE ALAN P. GOLDBERG
TITLE: Chairman TITLE: Vice President
DATE: April 30, 2007 DATE: April 30, 2007

/s/ Peter J. McNierney /s/ C. Brian Coad
PETER J. MCNIERNEY C. BRIAN COAD
TITLE: President and Chief Executive Officer TITLE: Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
DATE: April 30, 2007 DATE: April 30, 2007

/s/ Carl P. Carlucci /s/ Nicholas A. Gravante, Jr.
CARL P. CARLUCCI, PHD NICHOLAS A. GRAVANTE, JR.
TITLE: Director TITLE: Director
DATE: April 30, 2007 DATE: April 30, 2007

/s/ Dale S. Kutnick /s/ Shannon P. O'Brien
DALE KUTNICK SHANNON P. O’BRIEN
TITLE: Director TITLE: Director
DATE: April 30, 2007 DATE: April 30, 2007

EXHIBIT 31.1

Certification on Form 10-K/A

I, Peter J. McNierney, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of First Albany Companies Inc.;

2.
Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
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

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 30, 2007	/s/ Peter J. McNierney Peter J. McNierney Chief Executive Officer

Certification on Form 10-K/A

I, C. Brian Coad, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of First Albany Companies Inc.;

2.
Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
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

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 30, 2007	/s/ C. Brian Coad C. Brian Coad Chief Financial Officer

EXHIBIT 32

Certification

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Each of the undersigned officers of First Albany Companies Inc., a New York corporation (the “Company”), does hereby certify to such officer’s knowledge that:

The amended Annual Report on Form 10-K/A for the year ended December 31, 2006 (the “Form 10-K/A”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 30, 2007	/s/ Peter J. McNierney Peter J. McNierney Chief Executive Officer

Date: April 30, 2007	/s/ C. Brian Coad C. Brian Coad Chief Financial Officer