Form 10-Q
period 2007-03-31
FIRST ALBANY COMPANIES INC
filed 2007-05-10
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007
- or -
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 014140

F I R S T   A L B A N Y   C O M P A N I E S   I N C.

(Exact name of registrant as specified in its charter)

New York	22-2655804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
677 Broadway, Albany, New York	12207
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(518) 447-8500

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

16,372,817 shares of Common Stock were outstanding as of the close of business on April 30, 2007

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Financial Condition at March 31, 2007 (unaudited) and December 31, 2006	3

		Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the three months Ended March 31, 2007 and March 31, 2006 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6-21

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32-33

	Item 4.	Controls and Procedures	34

Part II	Other Information

	Item 1.	Legal Proceedings	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 5.	Other Information	36

	Item 6.	Exhibits	37

          FIRST ALBANY COMPANIES INC.
          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          (Unaudited)

Part I – Financial Information

Item 1.  Financial Statements

(In thousands of dollars)	March 31	December 31
As of	2007	2006
Assets
Cash	$3,977	$4,192
Cash and securities segregated for regulatory purposes	6,700	5,200
Securities purchased under agreement to resell	15,910	14,083
Receivables from:
Brokers, dealers and clearing agencies	21,356	10,626
Customers	720	2,898
Others	6,777	6,933
Securities owned	276,852	276,167
Investments	12,322	12,250
Office equipment and leasehold improvements, net	4,195	4,516
Intangible assets, including goodwill	17,849	17,862
Other assets	3,755	2,391
Total Assets	$370,413	$357,118
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$172,837	$128,525
Payables to:
Brokers, dealers and clearing agencies	46,730	49,065
Customers	447	1,151
Others	10,146	8,996
Securities sold, but not yet purchased	51,395	52,120
Accounts payable	3,800	4,118
Accrued compensation	10,121	32,445
Accrued expenses	7,188	8,273
Income taxes payable	-	131
Notes payable	11,952	12,667
Obligations under capitalized leases	3,148	3,522
Total Liabilities	317,764	301,013
Commitments and Contingencies
Temporary capital	104	104
Subordinated debt	4,424	4,424
Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 500,000 shares; none issued
Common stock; $.01 par value; authorized 50,000,000 shares; issued 17,669,641 and 17,613,827 respectively	177	176
Additional paid-in capital	154,249	152,573
Deferred compensation	2,694	2,647
Accumulated deficit	(105,701)	(100,605)
Treasury stock, at cost (1,375,991 shares and 1,168,748 shares respectively)	(3,298)	(3,214)
Total Stockholders’ Equity	48,121	51,577
Total Liabilities and Stockholders’ Equity	$370,413	$357,118

The accompanying notes are an integral part
of these condensed consolidated financial statements.

          FIRST ALBANY COMPANIES INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited)

	Three Months Ended March 31
(In thousands of dollars except for per share amounts and shares outstanding)	2007	2006
Revenues:
Commissions	$1,753	$3,471
Principal transactions	10,278	17,366
Investment banking	7,590	11,725
Investment gains (losses)	239	(6,143)
Interest	3,242	3,042
Fees and other	455	619
Total revenues	23,557	30,080
Interest expense	3,755	4,232
Net revenues	19,802	25,848
Expenses (excluding interest):
Compensation and benefits	14,998	26,685
Clearing, settlement and brokerage costs	1,298	1,709
Communications and data processing	2,867	2,944
Occupancy and depreciation	2,049	2,804
Selling	1,218	1,813
Other	1,701	1,782
Total expenses (excluding interest)	24,131	37,737
Loss before income taxes	(4,329)	(11,889)
Income tax benefit	-	-
Loss from continuing operations	(4,329)	(11,889)
Loss from discontinued operations, net of taxes (see “Discontinued Operations” note)	(133)	(756)
Loss before cumulative effect of change in accounting principle	(4,462)	(12,645)
Cumulative effect of accounting change, net of taxes (see “Benefit Plans” note)	-	427
Net loss	$(4,462)	$(12,218)

Per share data:
Basic earnings:
Continuing operations	$(0.28)	$(0.77)
Discontinued operations	(0.01)	(0.05)
Cumulative effect of accounting change	-	0.03
Net loss per share	$(0.29)	$(0.79)
Diluted earnings:
Continuing operations	$(0.28)	$(0.77)
Discontinued operations	(0.01)	(0.05)
Cumulative effect of accounting change	-	0.03
Net loss per share	$(0.29)	$(0.79)
Weighted average common and common equivalent shares outstanding:
Basic	15,505,922	15,377,662
Dilutive	15,505,922	15,377,662

The accompanying notes are an integral part
of these condensed consolidated financial statements.

          FIRST ALBANY COMPANIES INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited)

(In thousands of dollars)	Three months Ended March 31
	2007	2006
Cash flows from operating activities:
Net loss	$(4,462)	$(12,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	486	710
Amortization of warrants	-	498
Deferred compensation	82	214
Unrealized investment (gains)/losses	(372)	7,959
Realized losses (gains) on sale of investments	133	(1,816)
Loss on sale of fixed assets, including termination of office lease	-	81
Services provided in exchange for common stock	1,435	1,537
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	(1,500)	2,000
Securities purchased under agreement to resell	(1,827)	1,787
Net receivables from customers	1,474	5,311
Securities owned, net	(1,357)	29,497
Other assets	(1,364)	(982)
Net payable to brokers, dealers and clearing agencies	(13,065)	(47,671)
Net payables to others	(51)	(1,639)
Accounts payable and accrued expenses	(24,238)	(10,860)
Income taxes payable, net	(131)	-
Net cash used in operating activities	(44,757)	(25,592)
Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(152)	(2,190)
Purchases of investments	-	(928)
Proceeds from sale of investments	62	3,368
Net cash (used in) provided by investing activities	(90)	250
Cash flows from financing activities:
Proceeds of short-term bank loans, net	44,312	30,665
Proceeds of notes payable	-	9,023
Payments of notes payable	(715)	(10,822)
Payments of obligations under capitalized leases	(374)	(459)
Proceeds from subordinated debt	-	159
Proceeds from issuance of common stock under stock option plans	-	55
Net increase (decrease) in drafts payable	1,409	(3,281)
Net cash provided by financing activities	44,632	25,340
Decrease in cash	(215)	(2)
Cash at beginning of the period	4,192	1,926
Cash at the end of the period	$3,977	$1,924

Non-Cash Investing and Financing Activities
During the first three months of 2007 and 2006, the Company entered into capital leases for office and computer equipment totaling approximately $0.0 million and $0.2 million, respectively.

During the first three months of 2007 and 2006, the Company converted $0.0 million and $0.2 million, respectively of accrued compensation to subordinated debt.

During the three months ended March 31, 2007 the company recorded a liability of $0.6 million related to the cumulative effect of adopting FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  Refer to “Income Taxes” note for further details.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary for a fair statement of results for such periods.  The results for any interim period are not necessarily indicative of those for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006.

2.	Liquidity and Net Capital
The Company has experienced recurring losses and as of March 31, 2007, the Company had cash of approximately $4.0 million and working capital of approximately $26 million.  Continuing losses will impact the Company’s liquidity and net capital. The Company believes that cash from operations and available credit lines will be sufficient to meet the Company’s anticipated cash needs for working capital for the next 12 months.  However, if the Company’s estimates of revenues, expenses or capital or liquidity requirements change or are inaccurate, the Company may need to raise additional funds.  The Company cannot be certain that it will be able to obtain additional financing on acceptable terms, or at all.

3.	Reclassifications
Certain 2006 amounts on the Condensed Consolidated Statements of Operations have been reclassified to conform to the 2007 presentation.  Expenses of $0.4 million related to investment banking business development were reclassified to Selling expense from Investment banking revenue.  The reclassification results in investment banking revenue being recorded net of related unreimbursed expenses while unreimbursed expenses which have no related revenue are presented in selling expense.

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

	Three Months Ended March 31
	2007	2006
Weighted average shares for basic earnings per share	15,505,922	15,377,662
Effect of dilutive common equivalent shares	-	-
Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	15,505,922	15,377,662

For the three months ended March 31, 2007 and 2006, the Company excluded approximately 0.3 million and 0.2 million common stock equivalents, respectively, in its computation of dilutive earnings per share because they were anti-dilutive.  In addition, at March 31, 2007 and March 31, 2006, approximately 1.1 million and 1.3 million shares of restricted stock awards (see “Benefit Plans” note) which are included in shares outstanding are not included in the basic earnings per share computation because they are not vested as of March 31, 2007 and March 31, 2006, respectively.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

5.	Receivables from and Payables to Brokers, Dealers and Clearing Agencies
Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following:

(In thousands of dollars)	March 31 2007	December 31 2006
Adjustment to record securities owned on a trade date basis, net	$7,469	$-
Securities borrowed	-	455
Securities failed-to-deliver	8,964	2,146
Commissions receivable	1,868	3,841
Receivable from clearing organizations	3,055	4,184
Total receivables	$21,356	$10,626
Adjustment to record securities owned on a trade date basis, net	$-	$2,173
Payable to clearing organizations	45,884	43,807
Securities failed-to-receive	846	3,085
Total payables	$46,730	$49,065

Proprietary securities transactions are recorded on trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the unaudited condensed consolidated statements of financial condition.

6.	Receivables from and Payables to Customers
At March 31, 2007, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional clients.

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which, as a result, exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this indemnification.  At March 31, 2007, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

          FIRST ALBANY COMPANIES INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7.	Securities Owned and Sold, but Not Yet Purchased
Securities owned and sold, but not yet purchased consisted of the following at:

	March 31, 2007		December 31, 2006
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$80,018	$48,153	$90,652	$51,393
State and municipal bonds	151,017	2,963	139,811	26
Corporate obligations	33,247	155	31,146	84
Corporate stocks	10,747	12	12,989	456
Options	172	112	258	161
Not Readily Marketable Securities
Securities with no publicly quoted market	1,116	-	1,008	-
Securities subject to restrictions	535	-	303	-
Total	$276,852	$51,395	$276,167	$52,120

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

8.	Intangible Assets, Including Goodwill

(In thousands of dollars)	March 31 2007	December 31 2006
Intangible assets
Customer related (amortizable):
Descap Securities, Inc. - Acquisition	$641	$641
Accumulated amortization	(156)	(143)
Institutional convertible bond arbitrage advisory group - Acquisition	1,017	1,017
Accumulated amortization	(382)	(382)
Impairment loss	(635)	(635)
	485	498
Goodwill (unamortizable):
Descap Securities, Inc. - Acquisition	25,250	25,250
Impairment loss	(7,886)	(7,886)
Institutional convertible bond arbitrage advisory group - Acquisition	964	964
Impairment loss	(964)	(964)
	17,364	17,364
Total Intangible Assets	$17,849	$17,862

As a result of annual impairment testing, the goodwill related to the acquisition of Descap Securities, Inc. (“Descap”) was determined to be impaired as of December 31, 2006.  Fair value of the Descap reporting unit was determined using both the income and market approaches.  The income approach determines fair value using a discounted cash flow analysis based on management’s projections.  The market approach analyzes and compares the operations performance and financial conditions of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison.  The valuation gives equal weight to the two approaches to arrive at the fair value of the reporting unit.  As a result of the valuation, as of December 31, 2006, the carrying value of goodwill was greater than the implied value of goodwill resulting in a goodwill impairment loss of $7.9 million recognized in the caption “Impairment” on the Statements of Operations for the year ended December 31, 2006.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A plan approved by the Board of Directors on September 28, 2006 to discontinue operations of the Institutional Convertible Bond Arbitrage Advisory Group (the “Group”) triggered an impairment test in the third quarter of 2006 in accordance with SFAS No. 142 Goodwill and Other Intangible Assets.  Fair value of the Group was determined using the income approach.  The income approach determines fair value using a discounted cash flow analysis based on management’s projections.  Based on the impairment test, a goodwill impairment loss of $1.0 was recognized in discontinued operations for the year ended December 31, 2006.  As a result of impairment testing of the disposal group in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, it was determined that amortizable customer related intangibles were also impaired.  An impairment loss of $0.6 million was recognized related to amortizable intangible assets in discontinued operations for the year ended December 31, 2006.  The group ceased operations in April 2007.

Customer related intangible assets are being amortized over 12 years.  Future amortization expense is estimated as follows:

(In thousands of dollars)
2007 (remaining)	$40
2008	53
2009	53
2010	53
2011	53
2012	53
Thereafter	180
Total	$485

9.	Investments
The Company’s investment portfolio includes interests in privately held companies. Information regarding these investments has been aggregated and is presented below.

(In thousands of dollars)	March 31 2007	December 31 2006
Carrying Value
Private	$10,918	$10,866
Consolidation of Employee Investment Funds, net of Company’s ownership interest	1,404	1,384
Total carrying value	$12,322	$12,250

Investment gains (losses) were comprised of the following:

	Three Months Ended March 31
(In thousands of dollars)	2007	2006
Public (net realized and unrealized gains and losses)	$-	$(6,030)
Private (net realized gains and losses)	(133)	83
Private (net unrealized gains and losses)	372	(196)
Investment gains (losses)	$239	$(6,143)

The Company’s public investments as of March 31, 2006 consisted of investments in iRobot (“IRBT”) and Mechanical Technology Incorporated (“MKTY”).  Both investments were completely liquidated during the year ended December 31, 2006.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Privately held investments include an investment of $10.3 million in FA Technology Ventures L.P. (the “Partnership”), which represented the Company’s maximum exposure to loss in the Partnership at March 31, 2007.  The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.  At March 31, 2007 total Partnership capital for all investors in the Partnership equaled $40.6 million.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these financial statements, but has only recorded the value of its investment.  FA Technology Ventures Inc. (“FATV”), a wholly-owned subsidiary, is the investment advisor for the Partnership.  Revenues derived from the management of this investment and the Employee Investment Funds for the three-month period ended March 31, 2007 and 2006 were $0.3 million and $0.4 million in consolidation, respectively.

The Company has consolidated its Employee Investment Funds (EIF). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by FAC Management Corp., a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company’s carrying value of this EIF is $0.3 million excluding the effects of consolidation.  The Company has outstanding loans of $0.3 million from the EIF and is also committed to loan an additional $0.2 million to the EIF. The effect of consolidation was to increase Investments by $1.4. million, decrease Receivable from Others by $0.3 million and increase Payable to Others by $1.1 million.  The amounts in Payable to Others relates to the value of the EIF owned by employees.

10.	Payables to Others
Amounts payable to others consisted of the following at:

(In thousands of dollars)	March 31 2007	December 31 2006
Drafts payable	$7,351	$5,942
Payable to Employees for the Employee Investment Funds (see “Investments” footnote)	1,058	1,039
Payable to Sellers of Descap Securities, Inc. (see “Commitments and Contingencies” footnote)	1,036	1,036
Others	701	979
Total	$10,146	$8,996

The Company maintains a group of “zero-balance” bank accounts which are included in payables to others on the Statements of Financial Condition.  Drafts payable represent the balances in these accounts related to outstanding checks that have not yet been presented for payment at the bank.  The Company has sufficient funds on deposit to clear these checks, and these funds will be transferred to the “zero-balance” accounts upon presentment.  The Company  maintains one “zero-balance” account which is used as a cash management technique, permitted under Rule 15c3-3 of the Securities and Exchange Commission,  to obtain federal funds for a fee, which is lower than prevailing interest rates, in amounts equivalent to amounts in customers’ segregated funds accounts with a bank.

11.	Short-Term Bank Loans and Notes Payables
Short-term bank loans are made under a variety of bank lines of credit totaling $210 million of which approximately $173 million is outstanding at March 31, 2007.  These bank lines of credit consist of credit lines that the Company has been advised are available solely for financing securities inventory but for which no contractual lending obligation exist and are repayable on demand.  These loans are collateralized by eligible securities, including Company-owned securities, subject to certain regulatory formulas.  Typically, these lines of credit will allow the Company to borrow up to 85% to 90% of the market value of the collateral.  These loans bear interest at variable rates based primarily on the Federal Funds interest rate.  The weighted average interest rates on these loans were 5.78% and 5.74% at March 31, 2007 and December 31, 2006, respectively.  At March 31, 2007, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned, of $191 million.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

The Company’s notes payable include a $12.0 million Term Loan to finance the acquisition of Descap.  Interest rate is 2.40% over the 30-day London InterBank Offered Rate (“LIBOR”) (5.32% at March 31, 2007).  Interest only was payable for the first six months, and thereafter monthly payments of $238 thousand in principal and interest over the life of the loan which matures on May 14, 2011.  The Term Loan agreement contains various covenants, as defined in the agreement.  The Agreement requires that the Company’s modified total funded debt to EBITDAR not to exceed 1.75 to 1 (for the twelve-month period ending March 31, 2007, modified total funded indebtedness EBITDAR ratio was 0.52 to 1).  In addition, the modified Term Loan agreement requires operating cash flow to total fixed charges (as defined) to be not less than 1.15 to 1 (for the twelve-month period ending March 31, 2007, the operating cash flow to total fixed charge ratio was 2.08 to 1). EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments.  The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenant.

Principal payments for the Term Loan are due as follows:

(In thousands of dollars)
2007 (remaining)	$2,142
2008	2,857
2009	2,857
2010	2,857
2011	1,239
Total principal payments remaining	$11,952

12.	Obligations Under Capitalized Leases
The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at March 31, 2007:

(In thousands of dollars)
2007 (remaining)	$1,165
2008	999
2009	676
2010	460
2011	213
2012	11
Total minimum lease payments	3,524
Less: amount representing interest	376
Present value of minimum lease payments	$3,148

13.	Commitments and Contingencies
Commitments:  As of March 31, 2007, the Company had a commitment to invest up to an additional $3.8 million in FA Technology Ventures, LP (the “Partnership”). The investment period expired in July 2006, however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

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

As of March 31, 2007, the Company had an additional commitment to invest up to $0.3 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through operating cash flow.

Contingent Consideration:  On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap, a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2006 and May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.  Based upon Descap’s Pre-Tax Net Income from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at March 31, 2007.  Also, based upon Descap’s pre-tax net income from June 1, 2006 to March 31, 2007, no contingent consideration would be payable to the Sellers.

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

Future minimum annual lease payments, and sublease rental income, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2007 (remaining)	$5,604	$769	$4,835
2008	6,175	809	5,366
2009	2,829	100	2,729
2010	2,517	100	2,417
2011	2,439	100	2,339
2012	2,417	100	2,317
Thereafter	4,376	91	4,285
Total	$26,357	$2,069	$24,288

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation:  In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”).  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration.  Discovery is currently underway.  The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.  However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

The Company’s wholly owned subsidiary Descap acted as the seller in a series of purchases by a large institutional customer of collateralized mortgage securities (the “Bonds”) from April through June 2006.  In these transactions, Descap acted as “riskless principal,” insofar as it purchased the Bonds from a third party and immediately resold them to the customer.  The customer who purchased the Bonds has claimed that Descap misled the customer through misrepresentations and omissions concerning certain fundamental elements of the Bonds and that the customer would not have purchased the Bonds had it not been misled by Descap.  By letter of September 14, 2006, the customer claimed that the Company and Descap are liable to the customer for damages in an amount in excess of $21 million and has threatened litigation if the dispute is not resolved.  The Company and Descap have denied that Descap is responsible for the customer’s damages and intend to defend vigorously any litigation that the customer may commence.  The Company and Descap have held discussions with the customer in an attempt to resolve the dispute.  In addition, Descap has taken steps that the Company and Descap believe have mitigated substantially any losses that the customer may have suffered as a result of its purchase of the Bonds.  No legal proceedings have been brought to date.  The outcome of this dispute is highly uncertain, however, and an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

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

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Collateral:  The fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities consisted of the following as of:

(In thousands of dollars)	March 31 2007	December 31 2006
Securities purchased under agreements to resell	$15,805	$13,990
Securities borrowed	-	442
Total	$15,805	$14,432

As of March 31, 2007, no collateral had been sold or repledged.

Other

The Company enters into underwriting commitments to purchase securities as part of its investment banking business.  Also, the Company may purchase and sell securities on a when-issued basis.  As of March 31, 2007, the Company had $0.8 million in outstanding underwriting commitments and had purchased $2.1 million and sold $22.1 million securities on a when-issued basis.

14.	Temporary Capital
In connection with the Company’s acquisition of Descap, the Company issued 549,476 shares of stock which provides the Sellers the right (“put right”) to require the Company to purchase back the shares issued, at a price of $6.14 per share.  Accordingly, the Company has recognized as temporary capital the amount that it may be required to pay under the agreement.  If the put is not exercised by the time it expires, the Company will reclassify the temporary capital to stockholders’ equity. The Company also has the right to purchase back these shares from the Sellers at a price of $14.46.  The put and call rights expire on May 31, 2007.  In June 2006, certain of the Sellers of Descap  exercised their put rights and the Company repurchased 532,484 shares at $6.14 per share for the total amount of $3.3 million.

15.	Subordinated Debt
A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The New York Stock Exchange has approved the Company’s subordinated debt agreements related to the Plan.  Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  Principal debt repayment requirements, which occur on about April 15th of each year, as of March 31, 2007, are as follows:

(In thousands of dollars)
2007 (remaining)	$1,462
2008	1,299
2009	465
2010	287
2011	108
2012 to 2016	803
Total	$4,424

  FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

16.	Stockholders’ Equity
Deferred Compensation and Employee Stock Trust
The Company has adopted various nonqualified deferred compensation plans (the "Plans") for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company.  Plan participants may elect under the Plans to have the value of their Plan accounts track the performance of one or more investment benchmarks available under the Plans, including First Albany Companies Common Stock Investment Benchmark, which tracks the performance of First Albany Companies Inc. common stock ("Company Stock").  With respect to the First Albany Companies Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the "Trust") it has established in connection with meeting its related liability under the Plans.  As of February 28, 2007, the Company no longer permits any new amounts to be deferred under its current Plans.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007.   The cumulative effect of adopting FIN 48 was an increase in tax reserves of $0.7 million.  The increase in tax reserves has two components, $0.6 million of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings and $0.1 million was accounted for as a reduction to the valuation allowance.  Upon adoption, the liability for unrecognized tax benefits, including applicable interest and penalties, was $1.0 million.  If recognized, $0.6 million of the liability for unrecognized tax benefits could potentially have a favorable impact on the effective tax rate to the extent the Company has a full valuation allowance.  Without a valuation allowance, this favorable impact on the effective tax rate reduces to $0.5 million.

During the quarter ended March 31, 2007, $0.2 million of unrecognized tax benefits above, including related interest, was recognized as a result of the lapse of federal statute of limitations related to the liability.  A benefit of $0.1 million was allocated to discontinued operations and $0.1 million was allocated  as an increase to equity.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.   As of January 1, 2007, with few exceptions, the Company and its subsidiaries were no longer subject to U.S. federal tax or state and local income tax examinations for years before 2003.  The federal statute of limitations lapsed on March 15, 2007 for the Company’s 2003 federal income tax return.  There are no returns currently under examination.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax.  As of January 1, 2007, the Company had accrued approximately $0.1 million of interest and $0 of penalties, which is included as a component of the unrecognized tax benefit noted above.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to settlement of audits and the expiration of statute of limitations over the next 12 months.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.	Benefit Plans
First Albany Companies Inc. has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock, which expire at various times through April 30, 2015.  The following is a recap of all plans as of March 31, 2007:

Shares authorized for issuance	10,606,015
Share awards used:
Stock options granted and outstanding	1,746,591
Restricted stock awards granted and unvested	1,105,464
Options exercised and restricted stock awards vested	5,846,464
Stock options expired and no longer available	240,046
Total share awards used	8,938,565

Shares available for future awards	1,667,450

For the three-month period ended March 31, 2007, total compensation expense for share based payment arrangements was $1.4 million and the related tax benefit was $0.  At March 31, 2007, the total compensation expense related to non-vested awards not yet recognized is $4.7 million, which is expected to be recognized over the remaining weighted average vesting period of 1.4 years. The amount of cash used to settle equity instruments granted under share based payment arrangements during the three-month period ended March 31, 2007 was $0.

Cumulative Effect of Accounting Change
Upon adoption of FAS 123(R) Share-Based Payment on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred.

Options:  Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire ten years after grant date.  Unvested options are typically forfeited upon termination.  Option transactions for the three month period ended March 31, 2007, under the plans were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2006	1,826,826	$8.45
Options granted	-	-
Options exercised	-	-
Options terminated	(80,235)	7.99
Balance at March 31, 2007	1,746,591	$8.47

At March 31, 2007, the stock options that were exercisable had a remaining average contractual term of 4.0 years.  At March 31, 2007, 1,746,591 options outstanding had an intrinsic value of $0.

The following table summarizes information about stock options outstanding under the plans at March 31, 2007:

	Outstanding			Exercisable
Exercise Price Range	Shares	Average Life (years)	Average Exercise Price	Shares	Average Exercise Price
$4.60 - $6.44	454,172	4.17	$5.70	454,171	$5.70
$6.53 - $9.14	1,014,705	3.65	8.12	1,008,041	8.13
$9.47 - $13.26	36,000	6.77	13.11	36,000	13.11
$13.35 - $18.70	241,714	4.64	14.50	228,382	14.47
	1,746,591	3.99	$8.48	1,726,594	$8.43

No options were granted for the first three months of 2007 and 2006 thus no Black-Scholes option pricing model assumptions have been established.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock:

Restricted stock awards under the plans have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 3-4 years. Unvested restricted stock awards are typically forfeited upon termination, although there are certain award agreements that may continue to vest subsequent to termination, as long as other restrictions are followed. The amortization related to unvested restricted stock awards that continue to vest subsequent to termination is immediately accelerated upon the employees’ termination.  Restricted stock awards for the three month period ended March 31, 2007, under the plans were as follows:

	Unvested Restricted Stock Awards	Weighted Average Grant-Date Fair Value	''
Balance at December 31, 2006	1,788,064	$7.73
Granted	-	-
Vested	(526,518)	10.94
Forfeited	(156,082)	6.31
Balance at March 31, 2007	1,105,464	$6.36

The total fair value of awards vested, based on the fair market value of the stock on the vest date, during the three month periods ending March 31, 2007 and 2006 was $1.0 million and $5.0 million, respectively.

Stock Based Compensation Awards

On January 20, 2007, the Company announced that the Board of Directors of the Company approved a Program designed to incentivize employees and better align their interest with those of the Company’s shareholders.  The Program covers selected current employees of the Company and is comprised of two components.  First, the employees will be allowed to rescind outstanding restricted share awards and the Company will grant them stock appreciation rights (see “Tender Offer” below).  Second, the Company will reprice outstanding out-of-the-money stock options held by them.  Stock appreciation rights granted, and stock options repriced, will be priced pursuant to the closing market price of the Company’s stock following the completion of the offers to the employees.

Tender Offer

On March 27, 2007, First Albany Companies Inc., offered eligible employees the opportunity to rescind certain restricted stock award agreements that grant (or granted) a right to receive eligible restricted shares in exchange for an award of stock appreciation rights.  For each Eligible Restricted Share rescinded  in the Offer, a Stock Appreciation Right with respect to three (3) shares of the Company’s common stock par value $0.01 will be granted, subject to adjustments for any stock splits, stock dividends and similar events.  The Offer commenced on March 27, 2007 and as originally made would have remained open until May 9, 2007.  Subsequent to March 31, 2007, the offer was extended through May 23, 2007.

The Stock Appreciation Right, if granted, will entitle the Eligible Employee to receive upon exercise an amount in cash, shares of Common Stock, or a mixture of both, in the discretion of the Company, equal to the excess of (i) the closing price per share of Common Stock as reported on NASDAQ on the date of exercise (up to a maximum of $10.00) over (ii) the closing price of a share of Common Stock on the Grant Date (the “Base Price”), multiplied by the number of shares of Common Stock with respect to which the Stock Appreciation Right is exercised.  The Company intends to eliminate the $10.00 cap if additional shares of Common Stock are approved for issuance under the Proposed Plan at the 2007 Annual Meeting of Shareholders.

If all Eligible Restricted Shares are tendered, the Offer will involve 900,542 Eligible Restricted Shares held by approximately 59 Eligible Employees.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Net Capital Requirements
First Albany Capital Inc (“First Albany Capital”) is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  First Albany Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of March 31, 2007, First Albany Capital had aggregate net capital, as defined, of $9.8 million, which equaled 1,298.09% of aggregate debit balances and $8.8 million in excess of required minimum net capital.

Descap is subject to the Securities and Exchange Commission Uniform Net Capital Rule, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined by the rule, shall not exceed 15:1.  The rule also provides that capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10:1.  As of March 31, 2007, Descap had net capital of $2.6 million, which was $2.4 million in excess of its required net capital.  Descap’s ratio of Aggregate Indebtedness to Net Capital was 1.27 to 1.

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

In 2007, the Company reclassified amounts related to the Taxable Municipals group from the Fixed Income-Other segment to the Municipal Capital Markets segment due to changes in the structure of the Company’s internal organization.  As a result, Fixed Income-Other is now comprised of the Company’s Fixed Income Middle Markets business.  2006 amounts have been reclassified to conform to 2007 presentation.

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

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments and realized gains and losses as a result of sales of equity holdings.  The Company’s venture capital business generates revenue through the management of the FA Technology Ventures L.P. and private equity funds.  This segment also includes results related to the Company’s investment in these private equity funds and any gains or losses that might result from those investments.

During 2006, the Company discontinued its Taxable Fixed Income corporate bond segment and its Institutional Convertible Bond Arbitrage Advisory Group subsidiary which was previously included in the “Other” caption (see “Discontinued Operations” note).  2006 amounts have been reclassified to conform to the 2007 presentation.

Intersegment revenue has been eliminated for purposes of presenting net revenue so that all net revenue presented is from external sources.  Interest revenue is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the segment.  Depreciation and amortization is allocated to each segment.

Information concerning operations in these segments is as follows:

	Three Months Ended March 31
(In thousands of dollars)	2007	2006
Net revenue (including net interest income)
Equities	$7,281	$19,431
Fixed Income
Municipal Capital Markets	7,681	8,426
Fixed Income-Other	1,100	866
Descap Securities	2,628	3,195
Total Fixed Income	11,409	12,487
Other	1,112	(6,070)
Total Net Revenue	$19,802	$25,848
Net interest income (included in total net revenue)
Equities	$(2)	$(13)
Fixed Income
Municipal Capital Markets	(507)	(247)
Fixed Income-Other	(322)	(138)
Descap Securities	(237)	(155)
Total Fixed Income	(1,066)	(540)
Other	555	(637)
Total Net Interest Expense	$(513)	$(1,190)
Pre-tax Contribution (Loss)Income before income taxes, discontinued operations and cumulative effect of change in accounting principle)
Equities	$(2,385)	$2,079
Fixed Income
Municipal Capital Markets	1,614	1,182
Fixed Income-Other	472	282
Descap Securities	(448)	(1,147)
Total Fixed Income	1,638	317
Other	(3,582)	(14,285)
Total Pre-tax Contribution	$(4,329)	$(11,889)
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Equities	$151	$191
Fixed Income
Municipal Capital Markets	75	70
Fixed Income-Other	5	5
Descap Securities	27	30
Total Fixed Income	107	105
Other	227	825
Discontinued operations	1	87
Total	$486	$1,208

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For presentation purposes, net revenue within each of the businesses is classified as sales and trading, investment banking, or net interest / other.  Sales and trading net revenue includes commissions and principal transactions.  Investment banking includes revenue related to underwritings and other investment banking transactions. Net interest/other includes interest income, interest expense, and fees and other revenue. Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

The following table reflects revenues for the Company’s major products and services:

	Three Months Ended March 31
(In thousands of dollars)	2007	2006
Capital Markets (Fixed Income & Equities)
Net revenue
Institutional Sales & Trading
Equities	$5,016	$11,119
Fixed Income	7,277	9,454
Total Institutional Sales & Trading	12,293	20,573
Investment Banking
Equities	2,252	8,320
Fixed Income	5,197	3,573
Total Investment Banking	7,449	11,893
Net Interest Income/Other	(1,052)	(548)
Total Net Revenues	$18,690	$31,918

The Company’s segments’ financial policies are the same as those described in the “Summary of Significant Accounting Policies” note in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Asset information by segment is not reported since the Company does not produce such information.  All assets are primarily located in the United States of America.

21.	Discontinued Operations
In September 2006, the Company committed to a plan to dispose of its Institutional Convertible Bond Arbitrage Advisory Group.  Accordingly, the Company accounts for the disposition of this group as discontinued operations.  The disposition was completed in April 2007.  Disposal charges and related cash expenditures incurred in connection with the disposition did not constitute a material charge for the Company under generally accepted accounting principles.

Additionally, in May 2006, the Company closed its Taxable Fixed Income corporate bond division.  In 2000, the Company sold its Private Client Group.  The Company continues to report the receipt and settlement of pending contractual obligations related to these transactions as discontinued operations.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amounts reflected in the unaudited condensed consolidated statements of operations are presented in the following table:

	Three Months Ended March 31
(In thousands of dollars)	2007	2006
Net revenues:
Convertible bond arbitrage	$132	$60
Taxable Fixed Income	-	2,605
Total net revenues	132	2,665
Expenses:
Convertible bond arbitrage	342	333
Private Client Group	28	165
Taxable Fixed Income	-	2,923
Total expenses	370	3,421
Loss before income taxes	(238)	(756)
Income tax benefit	(105)	-
Loss from discontinued operations, net of taxes	$(133)	$(756)

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Convertible Bond Arbitrage Advisory Group

The revenues and expenses of the Institutional Convertible Bond Arbitrage Advisory Group (the “Group”) for the periods above reflect the activity of the operation through March 31, 2007.  The Company had allocated interest expense to the Group for the three months ended March 31, 2007 and 2006, based on debt identified as being specifically attributed to those operations.  The Group had total assets of $0.2 million, which was made up of primarily receivables from clients included in the other receivables line on the Statements of Financial Condition.  All other Statement of Financial Condition amounts related to the Group are not considered individually material to the consolidated financial statement caption in which they reside.

Taxable Fixed Income

The revenue and expense of the Taxable Fixed Income Corporate Bond division for the three months ended March 31, 2006 represents the activity of the operations during that time period.  No interest has been allocated to Taxable Fixed Income since this division was closed.  Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.

Private Client Group

The Private Client Group’s expense for the three months ended March 31, 2007 and 2006 relates primarily to legal matters which were related to the operations prior to its disposal.  For the periods presented, interest was not allocated to the Private Client Group.  In March 2007, the statute of limitations lapsed related to a tax reserve that was established when the group was sold in 2000 resulting in a $0.1 million income tax benefit for the three months ended March 31, 2007.

Sale of Company’s Municipal Capital Markets Division

The Company announced on March 6, 2007, the agreement for the sale of the Municipal Capital Markets Group (see “Segment Analysis” note) of its wholly owned subsidiary, First Albany Capital to DEPFA BANK plc for $12 million in cash, subject to certain adjustments as outlined in the agreement, and the related purchase by DEPFA of First Albany’s municipal bond inventory used in the business, which is expected to range in value at closing from between $150-$200 million.  In connection with this transaction, DEPFA will assume the rights to the name “First Albany” and the Company will operate under a new name to be announced.  The closing of the transaction is subject to DEPFA obtaining a US broker-dealer license, regulatory approvals, the Company’s shareholders approval of the Company’s name change, and other customary conditions.  The transaction is currently expected to close in the third quarter of 2007 (see Sales Agreement at Exhibit 10.29).

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

In March 2007, the Company and First Albany Capital agreed to sell the Municipal Capital Markets Group to DEPFA Bank PLC.  This group generates revenue primarily through commissions and sales credits earned on executing sales transactions in tax exempt and taxable municipal securities as well as by providing financial advisory and capital raising services to municipalities, government agencies and other public institutions.  Net revenues of this group were approximately $7.7 million in the quarter ended March 31, 2007.  Completion of this sale, which is expected to occur in the third quarter 2007, is subject to a variety of conditions.

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

The Company believes it has an opportunity to become one of the premier investment banking boutiques serving the middle market, which the Company believes is a largely under-served market.  The Company has focused on growing its middle market position by broadening its product line through acquisition and investments in key personnel and shedding non-core and non-growth businesses.   In the second quarter of 2006, the Company ceased operations in the Taxable Fixed Income division due to a changing business environment and continued revenue declines.  In the third quarter of 2006, the Company determined that it would dispose of its Institutional Convertible Bond Arbitrage Advisory Group due to a continued decline of assets under management.  In the first quarter of 2007, the Company ceased operations of the Institutional Convertible Bond Arbitrage Advisory Group and expects that any ongoing costs related to the shutdown will be immaterial.   As stated above, the Company has agreed to sell the Municipal Capital Markets Group to DEPFA Bank plc, subject to a variety of conditions.

Business Environment

Investment banking revenues are driven by overall levels of capital raising activities in the marketplace and particularly the sectors and jurisdictions on which we focus.  Public offering activity in the market during the first quarter of 2007 decreased over year ago levels with public follow-on activity down 29.6 percent in terms of dollar volume while the number of transactions decreased 17.6 percent.  Initial public offering transactions were up 8.8 percent year-over-year and dollar volume increased 28.4 percent compared to the first quarter of 2006.  The economic sectors of healthcare, energy and powertech comprised 27.1 percent of the public follow-on activity and 24.3 percent of the total initial public offering activity for the first quarter of 2007.   Negotiated underwriting deals from our major markets of New York, California and Texas increased 88.6 percent year-over-year in terms of total dollar volume while the number of transactions increased 20.8 percent compared to the first quarter of 2006.  (Source: Commscan and SDC Platinum)

In the equity markets, NYSE daily trading volume was down 1.6 percent while the NASDAQ composite daily trading volume increased 1.8 percent. (Source: Factset)   Equity sales and trading revenues are dependent on trading volumes, commission rates and the value of our research product and other services that we can provide to our clients.  Our client’s ability to now execute trades electronically through the internet and other alternative platforms have increased commission rate pressures on our sales and trading business.  Beginning in June 2006, one of the Company’s largest institutional brokerage clients in terms of commission revenue, Fidelity Management and Research Company, began to separate payments for research services and services for trading commissions for brokerage services, instead of compensating research services through trading commissions.   The results of these changes in business environment have decreased commission revenues from Fidelity, but have not had a material impact on commission rates from our other institutional clients.  If other institutional equity clients adopt similar practices, this trend can continue to have a negative impact on our commission revenue.  As of March 29, 2007, the Company’s Equity research covered 165 stocks through 12 publishing analysts focusing on the healthcare and technology sectors.

In the fixed income markets, secondary market activity for asset backed products continues to be negatively impacted by a flat and at times, inverted yield curve.  In the first quarter of 2007, the average net spread between the 10 year Treasury note and 2 year Treasury note was -0.086 percent.  In addition, coupon compression in the mortgage-backed market continues to negatively impact spreads.  (Source: U.S. Treasury Department)

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Financial Overview
Three Months Ended March 31, 2007
First Albany’s 2007 first quarter net revenues from continuing operations were $19.8 million, compared to $25.8 million for the first quarter of 2006. Excluding investment gains and losses, net revenues from continuing operations were $19.6 million, a decrease from $32.0 million in the first quarter of 2006.  For the first quarter of 2007, the Company reported a loss from continuing operations before income taxes of $4.3 million compared to a loss of $11.9 million a year ago.  The Company reported a net loss of $4.5 million, or $0.29 per diluted share, for the first quarter of 2007, compared to a net loss of $12.2 million, or $0.79 per diluted share, for the first quarter of 2006.

	Three Months Ended
	March 31
(In thousands of dollars)	2007	2006
Revenues:
Commissions	$1,753	$3,471
Principal transactions	10,278	17,366
Investment banking	7,590	11,725
Investment gains (losses)	239	(6,143)
Interest	3,242	3,042
Fees and other	455	619
Total revenues	23,557	30,080
Interest expense	3,755	4,232
Net revenues	19,802	25,848
Expenses (excluding interest):
Compensation and benefits	14,998	26,685
Clearing, settlement and brokerage costs	1,298	1,709
Communications and data processing	2,867	2,944
Occupancy and depreciation	2,049	2,804
Selling	1,218	1,813
Other	1,701	1,782
Total expenses (excluding interest)	24,131	37,737
Loss before income taxes	(4,329)	(11,889)
Income tax benefit	-	-
Loss from continuing operations	(4,329)	(11,889)
Loss from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(133)	(756)
Loss before cumulative effect of change in accounting principles	(4,462)	(12,645)
Cumulative effect of accounting change, (net of taxes $0 in 2006)	-	427
Net loss	$(4,462)	$(12,218)

Net interest income:
Interest income	$3,242	$3,042
Interest expense	3,755	4,232
Net interest income expense	$(513)	$(1,190)

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Net Revenue
Net revenue decreased $6.0 million, or 23.4 percent, in the first quarter of 2007 to $19.8 million led by  declines in investment banking revenue of $4.1 million and in sales and trading related revenue of $8.8 million partly offset by improvements in Investments gains (losses) of $6.4 million and net interest / other revenue of $0.5 million.  Excluding the impact of investment gains related to the Company’s investment portfolio, net revenue decreased 38.8 percent.  A decrease in equity listed customer transactions resulted in a 49.5 percent decrease in commission revenue. Principal transaction revenue was down 40.8 percent compared to the first quarter of 2006 as a result of decreases in sales and trading net revenue from Municipal sales and trading, NASDAQ sales and trading and Descap due to lower customer volumes which were partially offset by an increase in Fixed Income Middle Markets.  The decline in investment banking revenue was due to a decrease in Equity Investment Banking volume across all product groups, partially offset by increases in Fixed Income Investment Banking from Public finance of $1.4 million and Descap of $0.3 million.  Fees and other revenue decreased 26.5 percent primarily as a result of a decrease in management fees from the Company’s venture capital business, partially offset by increase in equity research fee income associated with the unbundling of arrangements with certain institutional clients.  Net interest expense of $0.5 million represented a 56.8 percent decrease in expense compared to the first quarter of 2006. The Company incurred a charge of $0.9 million in the first quarter of 2006 related to the refinancing of the Company’s senior debt.

Non-Interest Expense
Non-interest expense decreased $13.6 million, or 36.1 percent, to $24.1 million in the first quarter of 2007. Compensation and benefits expense decreased $11.7 million or 43.8 percent to $15.0 million.  The decrease was primarily driven by a decline in incentive compensation expense of $6.5 million as a result of lower net revenues in Equities, Descap and Municipal Capital Markets, a decrease in sales related compensation of $0.8 million as a result of lower commission revenues in Descap and Municipal Capital Markets, a decrease in retention compensation of $1.5 million, reductions in salary expense of $1.6 million, deferred compensation expense of $0.4 million and employee benefits of $0.8 million.  Average full time headcount for continuing operations declined 18 percent from the first quarter of 2006.

Clearing, settlement, and brokerage costs of $1.3 million represented a 24.1 percent decline versus the first quarter of 2006.  A decrease in electronic communications network (“ECN”) expense, SEC transaction fee expense and floor brokerage expense in Equities due to lower trading volumes by both the NASDAQ and listed desks drove the variance.

Communications and data processing costs decreased $0.1 million or 2.6 percent, due to a decrease in data processing costs which is the result of lower trading volumes and more favorable pricing from the firm’s back office vendor, partially offset by increased market data services costs.

Occupancy and depreciation expense decreased 27.0 percent, or $0.8 million to $2.0 million due to decreases in lease related costs of $0.6 million and depreciation of $0.2 million. During the first quarter of 2006, the Company incurred an additional $0.6 million in costs related to its additional office space in New York City and the closing of its Greenwich, CT office.

Selling expense was down 32.8 percent, or $0.6 million to $1.2 million in the first quarter of 2007 as a result of a decrease in travel and entertainment expense, dues and fees expense and promotional expenses.

Other expense decreased $0.1 million, or 4.6 percent, in the first quarter of 2007 due to decreases in service charge expense and professional fees partially offset by an increase in audit and legal expense.

The Company did not recognize any income tax benefit in the first quarter of 2007 and 2006 due to the valuation allowance recorded related to the Company’s deferred tax asset.  The valuation allowance was recorded as a result of uncertainties as to the realization of the deferred tax asset after weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past two years and the difficulty of forecasting future taxable income.

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Product Highlights
For presentation purposes, net revenue within each of the businesses is classified as sales and trading, investment banking, investment gains (losses), or net interest / other.  Sales and trading net revenue includes commissions and principal transactions.  Investment banking includes revenue related to underwritings and other investment banking transactions.  Investment gains (losses) reflects gains and losses on the Company’s investment portfolio.  Net interest / other includes interest income, interest expense, and fees and other revenue.   Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

Equities	Three Months Ended March 31,
(In thousands of dollars)	2007	2006	2007 V 2006
Net revenue
Sales and Trading	$5,016	$11,119	-54.9%
Investment Banking	2,252	8,320	-72.9%
Net Interest / Other	13	(8)	262.5%
Total Net Revenue	$7,281	$19,431	-62.5%

Pre-Tax Contribution	$(2,385)	$2,079	-214.7%

Q1 2007 vs. Q1 2006
Net revenues in Equities decreased $12.2 million, or 62.5 percent, to $7.3 million in the first quarter of 2007. In the first quarter 2007, Equities represented 37.2 percent of consolidated net revenue, excluding the impact of investment gains and losses, compared to 60.7 percent in the same period in 2006. In Equity Sales and Trading, NASDAQ net revenue was down 59.7 percent to $3.2 million and listed net revenue of $1.6 million was down 45.7 percent relative to the same period in 2006.  Both NASDAQ and listed desks continue to experience declines in commission revenue due to declines in customer trading volumes which were partially offset by a reduction in trading losses from market making activities and facilitation of customer transactions.    Equity Investment Banking net revenues decreased 72.9 percent or $6.1 million versus the same period in the prior year.  Public offering related revenue was down $3.2 million to $0.2 million and advisory and private placement revenue decreased $2.3 million to $2.1 million.  In terms of volume, Investment Banking completed eight transactions in the first quarter 2007 compared to eleven transactions in the first quarter of 2006.  Profitability was negatively impacted primarily by the decrease in net revenues of $12.2 million, mitigated to a certain extent by decreases in compensation and benefits costs of $6.7 million, clearing, settlement and brokerage charges of $0.4 million, communication and data processing costs of $0.2 million and selling expense of $0.2 million.

Fixed Income	Three Months Ended March 31,
(In thousands of dollars)	2007	2006	2007 V 2006
Net revenue
Sales and Trading	$7,277	$9,454	-23.0%
Investment Banking	5,197	3,573	45.5%
Net Interest / Other	(1,065)	(540)	-97.2%
Total Net Revenue	$11,409	$12,487	-8.6%

Pre-Tax Contribution	$1,638	$317	416.7%

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Q1 2007 vs. Q1 2006
Fixed Income net revenue declined 8.6 percent or $1.1 million, to $11.4 million in the first quarter of 2007. Decreases in sales and trading revenue of $2.2 million and net interest / other of $0.5 million overshadowed an increase in investment banking revenue of $1.6 million.  Sales and Trading net revenue was down 23.0 percent to $7.3 million primarily as a result of decreases in net revenue from municipal sales and trading of $1.8 million, Descap sales and trading revenues of $0.8 million, partially offset by an increase in Fixed Income Middle Markets sales and trading revenue of $0.4 million.  Fixed Income Investment Banking net revenue of $5.2 million represented a 45.5 percent increase compared to the same period in 2006 primarily due to an increase in Public Finance underwriting activity.  Reductions in compensation and benefits expense of $2.0 million, occupancy and depreciation expense of $0.2 million and selling expense $0.3 million, partially offset by the reduction in net revenues led to a positive impact on profitability.

Other	Three Months Ended March 31,
(In thousands of dollars)	2007	2006	2007 V 2006
Net revenue
Investment Gains / (Losses)	$239	$(6,143)	103.9%
Net Interest / Other	873	73	n/m
Total Net Revenue	$1,112	$(6,070)	118.3%

Pre-Tax Contribution	$(3,582)	$(14,285)	74.9%

Q1 2007 vs. Q1 2006
Other net revenue increased $7.2 million for the first quarter of 2007 compared to the same period in 2006 due primarily to an improvement in investments gains (losses) of $6.4 million.  Profitability was positively impacted primarily by the improvement in net revenue, a reduction in compensation and benefit expense of $3.0 million and a reduction in occupancy and depreciation expense of $0.5 million.  The reduction in compensation and benefit expense is due to the elimination of the retention program and reductions in salary expense and incentive compensation which is a result of reduced support headcount.

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

For the year ended December 31, 2006, the Company primarily financed its operations through cash provided by its operations and proceeds received from sales of both its privately held investments and its investments in publicly traded securities.  The Company’s primary uses of funds during this period have been for the repayment of certain short-term bank loans and notes payable.  As of March 31, 2007, the Company had cash of approximately $4.0 million and working capital of approximately $26 million.  The Company believes that cash from operations and available credit lines will be sufficient to meet the Company’s anticipated cash needs for working capital for the next 12 months.  However, if the Company’s estimates of revenues, expenses or capital or liquidity requirements change or are inaccurate, the Company may need to raise additional funds.  The Company cannot be certain that it will be able to obtain additional financing on acceptable terms, or at all.

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

Short-term Bank Loans and Notes Payable

Short-term bank loans are made under a variety of bank lines of credit totaling $210 million, of which approximately $173 million is outstanding at March 31, 2007.  These bank lines of credit consist of credit lines that the Company has been advised are available solely for financing securities inventory but for which no contractual lending obligation exist and are repayable on demand.  These loans are collateralized by eligible securities, including Company-owned securities, subject to certain regulatory formulas.  Typically, these lines of credit allow the Company to borrow up to 85% to 90% of the market value of the collateral.  These loans bear interest at variable rates based primarily on the Federal Funds interest rate.  The weighted average interest rates on these loans were 5.78% and 5.74% at March 31, 2007 and December 31, 2006, respectively.  At March 31, 2007, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned, of $191 million.

The Company’s notes payable include a $12.0 million Term Loan to finance the acquisition of Descap Securities, Inc.  The interest rate on this term loan is 2.40% over the 30-day London InterBank Offered Rate (“LIBOR”) (5.32% at March 31, 2007).  Interest only was payable for the first six months, and thereafter monthly payments of $238 thousand in principal and interest over the life of the loan which matures on May 14, 2011.  The Term Loan agreement contains various covenants, as defined in the agreement.  The Agreement requires that the Company’s modified total funded debt to EBITDAR not to exceed 1.75 to 1 (for the twelve month period ending March 31, 2007, modified total funded indebtedness EBITDAR ratio was 0.52 to 1).  In addition, the modified Term Loan agreement requires operating cash flow to total fixed charges (as defined) to be not less than 1.15 to 1 (for the twelve month period ending March 31, 2007, the operating cash flow to total fixed charge ratio was 2.08 to 1). EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments.  The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenant.

Principal payments for the Term Loan are due as follows:

(In thousands of dollars)
2007 (remaining)	$2,142
2008	2,857
2009	2,857
2010	2,857
2011	1,239
Total principal payments remaining	$11,952

Regulatory

As of March 31, 2007, First Albany Capital and Descap, both registered broker-dealer subsidiaries of First Albany Companies Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of March 31, 2007, First Albany Capital had net capital of $9.8 million, which exceeded minimum net capital requirements by $8.8 million, while Descap had net capital of $2.6 million, which exceeded minimum net capital requirements by $2.4 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of March 31, 2007, the Company had $0.8 million in outstanding underwriting commitments and had purchased $2.1 million and sold $22.1 million securities on a when-issued basis.

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Investments and Commitments

As of March 31, 2007, the Company had a commitment to invest up to an additional $3.8 million in FA Technology Ventures, L.P. (the “Partnership”).  The investment period expired in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of March 31, 2007, the Company had an additional commitment to invest up to $0.3 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through operating cash flow.

Over the last several years, the Company funded much of its operating losses through the sale of its publicly held investments.  The Company’s current investment portfolio consists almost entirely of its interest in the Partnership, the General Partner, and the EIF.  Such investments are relatively illiquid and the Company may not realize any return on these investments for some time or at all.

Contingent Consideration

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities Inc., a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2006 and May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that the Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.  Based upon Descap’s Pre-Tax Net Income from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at March 31, 2007.  Also, based upon Descap’s pre-tax net income from June 1, 2006 to March 31, 2007, no contingent consideration would be payable to the sellers.

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Legal Proceedings

From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (See Part II – Item 1 - Legal Proceedings).  An adverse result or development in respect of these matters, whether in settlement or as a result of litigation or arbitration, could materially adversely affect the Company's consolidated financial condition, results of operations, cash flows and liquidity.

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

Tax Valuation Allowance

At March 31, 2007, the Company had a valuation allowance of $22.6 million compared to $21.8 million at December 31, 2006. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income.  As a result, the Company does not anticipate that the payment of future taxes will have a significant negative impact on its liquidity and capital resources.

CONTRACTUAL OBLIGATIONS

First Albany Companies Inc. has obligations and commitments to make future payments in connection with our debt, leases, compensation and retention programs and investments. See Notes to unaudited condensed consolidated financial statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	Total	2007	2008	2009	2010	2011	Thereafter	All Others
Short-term bank loans	$172,837	$172,837	$-	$-	$-	$-	$-	$-
Long term debt (1)	11,952	2,142	2,857	2,857	2,857	1,239	-	-
Capital lease obligations (including interest)	3,524	1,165	999	676	460	213	11	-
Operating leases (net of sublease rental income)(2)	24,288	4,835	5,366	2,729	2,417	2,339	6,602	-
Guaranteed compensation payments (3)	5,846	745	3,375	1,265	461	-	-	-
Partnership and employee investment funds commitments (4)	4,100	4,100	-	-	-	-	-	-
Subordinated debt (5)	4,424	1,462	1,299	465	287	108	803	-
Unrecognized tax benefits (6)	765	-	-	-	-	-	-	765
Total	$227,736	$187,286	$13,896	$7,992	$6,482	$3,899	$7,416	$765

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

(1)	The Company has a note payable which has principal payments associated with it (see Notes to the unaudited Condensed Consolidated Financial Statements).

(2)
The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2015 (see Notes to the unaudited Condensed Consolidated Financial Statements).

(3)	Guaranteed compensation payments include various compensation arrangements.

(4)
The Company has a commitment to invest in FA Technology Ventures, LP (the “Partnership”) and an additional commitment to invest in funds that invest in parallel with the Partnership (see Notes to the unaudited Condensed Consolidated Financial Statements).

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

(6)
At March 31, 2007 the Company has a reserve for unrecognized tax benefits including related interest of $0.8 million.  The Company is unable at this time to estimate the periods in which potential cash outflows relating to these liabilities would occur; because, the timing of the cash flows are dependant upon audit by the relevant taxing authorities.   The Company does not currently have any tax returns under examination.  (see Notes to the unaudited Condensed Consolidated Financial Statements).

NEW ACCOUNTING STANDARDS

SFAS No. 157, Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Therefore, SFAS No. 157 will be effective for our fiscal year beginning January 1, 2008.  The Company is currently evaluating the impacts of SFAS No. 157.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Therefore, SFAS No. 159 will be effective for our fiscal year beginning January 1, 2008.  The Company is currently evaluating the impacts of SFAS No. 159.

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

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date.  The amounts shown are net of long and short positions:

(In thousands of dollars)	2007	2008	2009	2010	2011	2012	Thereafter	Total
Fair value of securities
Corporate bonds	$189	$521	$762	$736	$554	$1,838	$29,207	$33,807
State and municipal bonds	85	152	4,342	7,583	731	9,647	125,514	148,054
US Government and federal agency obligations	48	(2,100)	(4,286)	(3,541)	(1,553)	(2,054)	45,586	32,100
Subtotal	322	(1,427)	818	4,778	(268)	9,431	200,307	213,961
Equity securities	11,497	-	-	-	-	-	-	11,497
Investments	10,918	-	-	-	-	-	-	10,918
Fair value of securities	$22,737	$(1,427)	$818	$4,778	$(268)	$9,431	$200,307	$236,376

Following is a discussion of the Company's primary market risk exposures as of March 31, 2007, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at March 31, 2007 was $140.9 million and $153.9 million at December 31, 2006 (net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.  At March 31, 2007, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $8.9 million and at year-end 2006 was $8.3 million.  The actual risks and results of such adverse effects may differ substantially.

          FIRST ALBANY COMPANIES INC.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $11.5 million in securities owned at March 31, 2007 and $13.4 million in securities owned at December 31, 2006, and have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by stock exchanges, and amounts to $1.2 million at March 31, 2007 and $1.3 million at year-end 2006.  The Company's investment portfolio, excluding the consolidation of Employee Investment Fund (see “Investments” note to the unaudited Consolidated Financial Statements), at March 31, 2007 and December 31, 2006, had a fair market value of $10.9 million.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations, and amounts to $1.1 million at March 31, 2007 and $1.1 million at December 31, 2006.  The actual risks and results of such adverse effects may differ substantially.

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

The Company purchases debt securities and may have significant positions in its inventory subject to market and credit risk.  In order to control these risks, security positions are monitored on at least a daily basis.  Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the size of the position sold.  The Company attempts to reduce its exposure to changes in municipal securities valuation with the use of hedges of highly liquid municipal bond index futures contracts.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Form 10Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the March 31, 2007 quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II-Other Information

Item 1.  Legal Proceedings
In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the "Lawrence Parties") in connection with a private sale of Mechanical Technology Incorporated stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court").  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper.  The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration.  Discovery is currently underway.  The Company believes that it has strong defenses to and intends to vigorously defend itself against the plaintiffs' claims, and believes the claims lack merit.  However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

Descap acted as the seller in a series of purchases by a large institutional customer of collateralized mortgage securities (the “Bonds”) from April through June 2006.  In these transactions, Descap acted as “riskless principal,” insofar as it purchased the Bonds from a third party and immediately resold them to the customer.  The customer who purchased the Bonds has claimed that Descap misled the customer through misrepresentations and omissions concerning certain fundamental elements of the Bonds and that the customer would not have purchased the Bonds had it not been misled by Descap.  By letter of September 14, 2006, the customer claimed that the Company and Descap are liable to the customer for damages in an amount in excess of $21 million and has threatened litigation if the dispute is not resolved.  The Company and Descap have denied that Descap is responsible for the customer’s damages and intend to defend vigorously any litigation that the customer may commence.  The Company and Descap have held discussions with the customer in an attempt to resolve the dispute.  In addition, Descap has taken steps that the Company and Descap believe have mitigated substantially any losses that the customer may have suffered as a result of its purchase of the Bonds.  No legal proceedings have been brought to date.  The outcome of this dispute is highly uncertain, however, and an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
For the first three months of 2007 there were no issuances of unregistered shares and no issuer purchases of equity securities.

Item 5.  Other information
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

Item 6. Exhibits
(a)   Exhibits
Item Number	Item

10.29	Asset Purchase Agreement dated as of March 6, 2007 among DEPFA Bank PLC., First Albany Capital Inc., and First Albany Companies Inc. (filed as exhibit herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, furnished herewith

31.2	Rule 13-a-14(a)/15d-14(a) Certification of Chief Financial Officer, furnished herewith

32	Section 1350 Certifications, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.
(Registrant)

Date:	May 10, 2007	/s/ Peter McNierney
Peter J. McNierney
Chief Executive Officer

Date:	May 10, 2007	/s/ Brian Coad
C. Brian Coad
Chief Financial Officer
(Principal Accounting Officer)