Form 10-Q
period 2007-06-30
FIRST ALBANY COMPANIES INC
filed 2007-08-09
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007
- or -
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 014140

F I R S T   A L B A N Y   C O M P A N I E S   I N C.

(Exact name of registrant as specified in its charter)

New York	22-2655804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
677 Broadway, Albany, New York	12207
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(518) 447-8500

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

16,002,182 shares of Common Stock were outstanding as of the close of business on July 31, 2007

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Financial Condition at June 30, 2007 (unaudited) and December 31, 2006	3

		Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and June 30, 2006 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the six months Ended June 30, 2007 and June 30, 2006 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6-25

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-43

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	44-45

	Item 4.	Controls and Procedures	46

Part II	Other Information

	Item 1.	Legal Proceedings	47

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

	Item 5.	Other Information	48

	Item 6.	Exhibits	49

FIRST ALBANY COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

Part I – Financial Information

Item 1.  Financial Statements

(In thousands of dollars)	June 30	December 31
As of	2007	2006
Assets
Cash	$3,469	$4,192
Cash and securities segregated for regulatory purposes	5,100	5,200
Securities purchased under agreement to resell	9,983	14,083
Receivables from:
Brokers, dealers and clearing agencies	10,274	10,626
Customers	1,148	2,898
Others	6,242	6,933
Securities owned	247,193	276,167
Investments	13,687	12,250
Office equipment and leasehold improvements, net	3,912	4,516
Intangible assets, including goodwill	17,835	17,862
Other assets	4,704	2,391
Total Assets	$323,547	$357,118
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$139,065	$128,525
Payables to:
Brokers, dealers and clearing agencies	27,582	49,065
Customers	449	1,151
Others	9,137	8,996
Securities sold, but not yet purchased	61,700	52,120
Accounts payable	5,302	4,118
Accrued compensation	12,433	32,445
Accrued expenses	6,951	8,273
Income taxes payable	-	131
Notes payable	11,238	12,667
Obligations under capitalized leases	2,796	3,522
Total Liabilities	276,653	301,013
Commitments and Contingencies
Temporary capital	104	104
Subordinated debt	2,962	4,424
Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 500,000 shares; none issued
Common stock; $.01 par value; authorized 50,000,000 shares; issued 17,669,641 and 17,613,827 respectively	177	176
Additional paid-in capital	155,003	152,573
Deferred compensation	1,710	2,647
Accumulated deficit	(110,678)	(100,605)
Treasury stock, at cost (1,330,244 shares and 1,168,748 shares respectively)	(2,384)	(3,214)
Total Stockholders’ Equity	43,828	51,577
Total Liabilities and Stockholders’ Equity	$323,547	$357,118

The accompanying notes are an integral part
of these condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars except for per share amounts and shares outstanding)	2007	2006	2007	2006
Revenues:
Commissions	$1,269	$3,250	$3,022	$6,721
Principal transactions	9,492	17,686	18,348	34,048
Investment banking	8,882	18,640	16,472	30,364
Investment gains (losses)	266	1,196	505	(4,947)
Interest	4,046	3,764	7,609	6,943
Fees and other	457	815	912	1,433
Total revenues	24,412	45,351	46,868	74,562
Interest expense	4,311	4,178	8,065	8,409
Net revenues	20,101	41,173	38,803	66,153
Expenses (excluding interest):
Compensation and benefits	16,365	33,568	30,918	59,864
Clearing, settlement and brokerage costs	911	1,732	2,164	3,376
Communications and data processing	2,551	2,932	5,313	5,791
Occupancy and depreciation	1,938	2,270	3,966	5,055
Selling	1,253	1,576	2,460	3,364
Other	1,325	2,543	3,025	4,322
Total expenses (excluding interest)	24,343	44,621	47,846	81,772
Loss before income taxes	(4,242)	(3,448)	(9,043)	(15,619)
Income tax (benefit) expense	149	-	149	-
Loss from continuing operations	(4,391)	(3,448)	(9,192)	(15,619)
Loss from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(587)	(2,726)	(248)	(3,200)
Loss before cumulative effect of change in accounting principle	(4,978)	(6,174)	(9,440)	(18,819)
Cumulative effect of accounting change, (net of taxes $0 in 2006) (see “Benefit Plans” note)	-	-	-	427
Net loss	$(4,978)	$(6,174)	$(9,440)	$(18,392)

Per share data:
Basic earnings:
Continuing operations	$(0.28)	$(0.22)	$(0.59)	$(1.02)
Discontinued operations	(0.04)	(0.18)	(0.02)	(0.21)
Cumulative effect of accounting change	-	-	-	0.03
Net loss	$(0.32)	$(0.40)	$(0.61)	$(1.20)
Diluted earnings:
Continuing operations	$(0.28)	$(0.22)	$(0.59)	$(1.02)
Discontinued operations	(0.04)	(0.18)	(0.02)	(0.21)
Cumulative effect of accounting change	-	-	-	0.03
Net loss	$(0.32)	$(0.40)	$(0.61)	$(1.20)
Weighted average common and common equivalent shares outstanding:
Basic	15,712,598	15,402,424	15,609,260	15,390,043
Diluted	15,712,598	15,402,424	15,609,260	15,390,043

The accompanying notes are an integral part
of these condensed consolidated financial statements.

FIRST ALBANY COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands of dollars)	Six months Ended June 30
	2007	2006
Cash flows from operating activities:
Net loss	$(9,440)	$(18,392)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	925	1,261
Amortization of warrants	-	498
Deferred compensation	63	186
Unrealized investment (gains)/losses	(629)	15,129
Realized losses (gains) on sale of investments	124	(10,182)
Loss on sale of fixed assets, including termination of office lease	-	(20)
Services provided in exchange for common stock	2,139	3,536
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	100	1,300
Securities purchased under agreement to resell	4,100	5,489
Net receivables from customers	1,048	3,722
Securities owned, net	38,607	(5,144)
Other assets	(2,313)	(88)
Net payable to brokers, dealers and clearing agencies	(21,131)	15,603
Net payables to others	878	(2,936)
Accounts payable and accrued expenses	(20,719)	1,744
Income taxes payable, net	(131)	-
Net cash (used in) provided by operating activities	(6,379)	11,706
Cash flows from investing activities:
Acquisition of Descap Securities (see “Temporary Capital” note)	-	(3,270)
Purchases of office equipment and leasehold improvements	(236)	(2,409)
Sale of office equipment and leasehold improvements	-	5,051
Purchases of investments	(1,437)	(2,174)
Proceeds from sale of investments	208	12,752
Net cash (used in) provided by investing activities	(1,465)	9,950
Cash flows from financing activities:
Proceeds of short-term bank loans, net	10,540	2,875
Proceeds of notes payable	-	9,025
Payments of notes payable	(1,429)	(25,346)
Payments of obligations under capitalized leases	(726)	(906)
Proceeds from subordinated debt	-	159
Payment of subordinated debt	(1,462)	(1,288)
Proceeds from issuance of common stock under stock option plans	-	55
Payments for purchases of treasury stock	-	(334)
Net increase (decrease) in drafts payable	198	(3,325)
Net cash provided by (used in) financing activities	7,121	(19,085)
Increase (decrease) in cash	(723)	2,571
Cash at beginning of the period	4,192	1,926
Cash at the end of the period	$3,469	$4,497

Non-Cash Investing and Financing Activities

During the first six months of 2007 and 2006, the Company entered into capital leases for office and computer equipment totaling approximately $0 million and $0.2 million, respectively.

During the first six months of 2007 and 2006, the Company converted $0.0 million and $0.2 million, respectively of accrued compensation to subordinated debt.

During the six months ended June 30, 2007 the Company recorded a liability of $0.9 million related to the cumulative effect of adopting FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  Refer to “Income Taxes” note for further details.

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

The Company has experienced recurring losses and as of June 30, 2007, the Company had cash of approximately $3.5 million and working capital of approximately $17 million.  As a result of continuing losses that have impacted the Company’s liquidity and net capital, and in order to recapitalize and reposition itself, the Company has entered into an asset sale agreement with DEPFA Bank PLC (“DEPFA”)for the sale of the Municipal Capital Markets Group of the Company’s subsidiary, First Albany Capital Inc. (“First Albany Capital”) for $12 million.  The Company has also entered into an investment agreement with an affiliate of MatlinPatterson Global Opportunities Partners II to receive a $50 million equity investment (see “Commitments and Contingencies” note).  The Company believes that the proceeds from these transactions will provide the Company with resources to invest in future growth, build on its investment product and services strengths, and better meet the needs of its clients.  If these transactions are not completed, the Company may be forced to preserve its cash position through a combination of cost reduction measures and sales of assets at values that may be significantly below their potential worth or augment our cash through additional dilutive financings, and there can be no assurance that we could obtain funds on terms that are as favorable as the terms of these transactions or at all.

3.	Reclassifications

Certain 2006 amounts on the Condensed Consolidated Statements of Operations have been reclassified to conform to the 2007 presentation.  Expenses of $0.3 million and $0.7 million for the three and six months ended June 30, 2006 related to investment banking business development were reclassified to Selling expense from Investment banking revenue.  The reclassification results in investment banking revenue being recorded net of related un-reimbursed expenses while un-reimbursed expenses which have no related revenue are presented as a component of selling expense.

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

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Weighted average shares for basic earnings per share	15,712,598	15,402,424	15,609,260	15,390,043
Effect of dilutive common equivalent shares	-	-	-	-
Weighted average shares and dilutive common stock equivalents for diluted earnings per share	15,712,598	15,402,424	15,609,260	15,390,043

For the three months and six months ended June 30, 2007, the Company excluded approximately 0.2 million and 0.3 million common stock equivalents, respectively, in its computation of diluted earnings per share because they were anti-dilutive.  Also, for the three months and six months ended June 30, 2006, the Company excluded approximately 0.4 million and 0.3 million common stock equivalents, respectively, in its computation of diluted earnings per share because they were anti-dilutive.  In addition, at June 30, 2007 and June 30, 2006, approximately 0.8 million and 2.0 million shares of restricted stock awards (see “Benefit Plans” note) which are included in shares outstanding are not included in the basic earnings per share computation because they are not vested as of June 30, 2007 and June 30, 2006, respectively.

5.	Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following:

(In thousands of dollars)	June 30 2007	December 31 2006
Adjustment to record securities owned on a trade date basis, net	$1,944	$-
Securities borrowed	-	455
Securities failed-to-deliver	2,679	3,841
Commissions receivable	1,080	2,146
Receivable from clearing organizations	4,571	4,184
Total receivables	$10,274	$10,626
Adjustment to record securities owned on a trade date basis, net	$-	$2,173
Payable to clearing organizations	26,894	43,807
Securities failed-to-receive	688	3,085
Total payables	$27,582	$49,065

Proprietary securities transactions are recorded on the trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the unaudited condensed consolidated statements of financial condition.

6.	Receivables from and Payables to Customers

At June 30, 2007, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional clients.

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which, as a result, exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this indemnification.  At June 30, 2007, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

7.	Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at:

	June 30, 2007		December 31, 2006
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$73,820	$58,607	$90,652	$51,393
State and municipal bonds	142,798	2,848	139,811	26
Corporate obligations	25,587	-	31,146	84
Corporate stocks	3,723	245	12,989	456
Options	-	-	258	161
Not Readily Marketable Securities
Securities with no publicly quoted market	724	-	1,008	-
Securities subject to restrictions	541	-	303	-
Total	$247,193	$61,700	$276,167	$52,120

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

8.	Intangible Assets, Including Goodwill

(In thousands of dollars)	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Value
Intangible assets
Customer related (amortizable):
Descap Securities, Inc. - Acquisition	$641	$(170)	$-	$471
Institutional convertible bond arbitrage group -Acquisition	1,017	(382)	(635)	-
	1,658	(552)	(635)	471
Goodwill (unamortizable):
Descap Securities, Inc. - Acquisition	25,250	-	(7,886)	17,364
Institutional convertible bond arbitrage group - Acquisition	964	-	(964)	-
	26,214	-	(8,850)	17,364
Total Intangible Assets	$27,872	$(552)	$(9,485)	$17,835

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

A plan approved by the Board of Directors on September 28, 2006 to discontinue operations of the Institutional Convertible Bond Arbitrage Advisory Group (the “Group”) triggered an impairment test in the third quarter of 2006 in accordance with SFAS No. 142 Goodwill and Other Intangible Assets.  The value of the Group is more dependent on their ability to generate earnings than on the value of the assets used in operations, therefore fair value of the Group was determined using the income approach.  The income approach determines fair value using a discounted cash flow analysis based on management’s projections.  Based on the impairment test, a goodwill impairment loss of $1.0 was recognized in discontinued operations for the year ended December 31, 2006.  As a result of impairment testing of the disposal group in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, it was determined that amortizable customer related intangibles were also impaired.  An impairment loss of $0.6 million was recognized related to amortizable intangible assets in discontinued operations for the year ended December 31, 2006.  The Group ceased operations in April 2007.

Customer related intangible assets are being amortized over 12 years.  The Company has recognized $27 thousand of amortization expense year to date as of June 30, 2007, future amortization expense is estimated as follows:

(In thousands of dollars)
2007 (remaining)	$26
2008	53
2009	53
2010	53
2011	53
2012	53
Thereafter	180
Total	$471

9.	Investments

The Company’s investment portfolio includes interests in privately held companies. Information regarding these investments has been aggregated and is presented below.

(In thousands of dollars)	June 30 2007	December 31 2006
Carrying Value
Private	$12,403	$10,866
Consolidation of Employee Investment Funds, net of Company’s ownership interest	1,284	1,384
Total carrying value	$13,687	$12,250

Investment gains (losses) were comprised of the following:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars)	2007	2006	2007	2006
Public (net realized and unrealized gains and losses)	$-	$(3,961)	$-	$(9,991)
Private (net realized and unrealized gains and losses)	266	5,157	505	5,044
Investment gains (losses)	$266	$1,196	$505	$(4,947)

The Company’s public investment losses as of June 30, 2006 consisted of investments in iRobot and Mechanical Technology Incorporated which were completely liquidated during the year ended December 31, 2006.

Privately held investments include an investment of $11.8 million in FA Technology Ventures L.P. (the “Partnership”), which represented the Company’s maximum exposure to loss in the Partnership at June 30, 2007.  The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.  At June 30, 2007 total Partnership capital for all investors in the Partnership equaled $46.4 million.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these financial statements, but has only recorded the value of its investment.  FA Technology Ventures Inc. (“FATV”), a wholly-owned subsidiary, is the investment advisor for the Partnership.  Revenues derived from the management of this investment and the Employee Investment Funds for the six-month period ended June 30, 2007 and 2006 were $0.5 million and $0.9 million in consolidation, respectively.

The Company has consolidated its Employee Investment Funds (“EIF”). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by FAC Management Corp., a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company’s carrying value of this EIF is $0.3 million excluding the effects of consolidation.  The Company has outstanding loans of $0.3 million from the EIF and is also committed to loan an additional $0.2 million to the EIF.  The effect of consolidation was to increase Investments by $1.3 million, decrease Receivable from Others by $0.3 million and increase Payable to Others by $1.0 million.  The amounts in Payable to Others relates to the value of the EIF owned by employees.

10.	Payables to Others

Amounts payable to others consisted of the following at:

(In thousands of dollars)	June 30 2007	December 31 2006
Drafts payable	$6,140	$5,942
Payable to Employees for the Employee Investment Funds (see “Investments” footnote)	982	1,039
Payable to Sellers of Descap Securities, Inc. (see “Commitments and Contingencies” footnote)	1,036	1,036
Others	979	979
Total	$9,137	$8,996

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

Short-term bank loans are made under a variety of bank lines of credit totaling $210 million of which approximately $139 million was outstanding at June 30, 2007.  These bank lines of credit consist of credit lines that the Company has been advised are available solely for financing securities inventory but for which no contractual lending obligation exist and are repayable on demand.  These loans are collateralized by eligible securities, including Company-owned securities, subject to certain regulatory formulas.  Typically, these lines of credit will allow the Company to borrow up to 85% to 90% of the market value of the collateral.  These loans bear interest at variable rates based primarily on the Federal Funds interest rate.  The weighted average interest rates on these loans were 5.80% and 5.74% at June 30, 2007 and December 31, 2006, respectively.  At June 30, 2007, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned, of $159 million.

The Company’s notes payable include a $12.0 million Term Loan to finance the acquisition of Descap.  Interest rate is 2.40% over the 30-day London InterBank Offered Rate (“LIBOR”) (5.38% at June 30, 2007).  Interest only was payable for the first six months, and thereafter monthly payments of $238 thousand in principal and interest over the life of the loan which matures on May 14, 2011.  The Term Loan agreement contains various covenants, as defined in the agreement.  The Agreement requires that the Company’s modified total funded debt to EBITDAR not to exceed 1.75 to 1 (for the twelve-month period ending June 30, 2007, modified total funded indebtedness EBITDAR ratio was 0.58 to 1).  In addition, the modified Term Loan agreement requires operating cash flow to total fixed charges (as defined) to be not less than 1.15 to 1 (for the twelve-month period ending June 30, 2007, the operating cash flow to total fixed charge ratio was 1.41 to 1). EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments.  The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenant. (See “Subsequent Events” note for recent term loan and capital leases waiver)

Principal payments for the Term Loan are due as follows:

(In thousands of dollars)
2007 (remaining)	$1,429
2008	2,857
2009	2,857
2010	2,857
2011	1,238
Total principal payments remaining	$11,238

12.	Obligations Under Capitalized Leases

The following is a schedule of future minimum lease payments under capital leases for office equipment together with the present value of the net minimum lease payments at June 30, 2007:

(In thousands of dollars)
2007 (remaining)	$758
2008	999
2009	676
2010	460
2011	213
2012	11
Total minimum lease payments	3,117
Less: amount representing interest	321
Present value of minimum lease payments	$2,796

(See “Subsequent Events” note for recent term loan and capital leases waiver)

13.	Commitments and Contingencies

Investment Agreement:  In May 2007 the Company entered into an agreement pursuant to which an affiliate of MatlinPatterson Global Opportunities Partners II will invest $50 million in the Company’s common equity.  Under the terms of the investment agreement, MatlinPatterson will acquire a minimum of 33,333,333 shares of common stock for $50 million, representing an effective purchase price of $1.50 per share. The number of shares issuable to MatlinPatterson in consideration of the $50 million purchase price is subject to upward adjustment if the Company incurs certain incremental employment-related obligations as a result of the DEPFA transaction not having closed prior to the closing of the MatlinPatterson transaction and if the Company’s consolidated net tangible book value per share at closing is less than $1.60.  Upon the closing of the MatlinPatterson transaction, and after giving effect to the contemplated issuance of restricted stock units upon closing of the MatlinPatterson transaction, MatlinPatterson is currently expected to own between 70 and 75% of the outstanding common stock of the Company (between 60 and 65% on a fully diluted basis), based on the number of shares outstanding on June 25, 2007, and after giving effect to an increase in the number of shares to be purchased by MatlinPatterson that may result from the adjustment provisions of the Investment Agreement and which may further increase the number of shares of our common stock issuable to MatlinPatterson.  The MatlinPatterson transaction is expected to close in the third quarter of 2007, subject to approval from the First Albany shareholders as well as customary regulatory approvals and other closing conditions. Upon closing, MatlinPatterson will also have three representatives on a nine member First Albany Board of Directors.

Asset Purchase Agreement: On March 6, 2007 The Company entered into an Asset Purchase Agreement for the sale of the Municipal Capital Markets Group of First Albany Capital to DEPFA for $12 million in cash and the related purchase by DEPFA of First Albany Capital's municipal bond inventory used in the business, which is expected to range in value at closing from between $150-200 million. In connection with this transaction, DEPFA will assume the rights to the name "First Albany" and the Company will operate under a new name to be announced. The closing of the transaction is subject to DEPFA obtaining a US broker-dealer license, regulatory approvals and other customary conditions.

MatlinPatterson FA Acquisition LLC and DEPFA, entered into a voting agreement dated as of June 29, 2007 (the “DEPFA Voting Agreement”).  Among other things, the DEPFA Voting Agreement provides that MatlinPatterson FA Acquisition LLC vote any shares of the Common Stock as to which MatlinPatterson FA Acquisition LLC and its affiliates are the beneficial owner or MatlinPatterson FA Acquisition LLC is otherwise able to direct the voting thereof, in favor of an amendment to the certificate of incorporation of the Issuer changing its corporate name to a name that does not include the words “First Albany” or any derivative thereof at every meeting of the Issuer at which such matter is considered and every adjournment thereof; MatlinPatterson FA Acquisition LLC agree not to solicit, encourage or recommend to other stockholders of the Issuer that they vote their shares of Common Stock or any other securities in any contrary manner, or they not vote their shares of Common Stock at all; and MatlinPatterson FA Acquisition LLC vote the Shares in favor of the approval of the Asset Purchase Agreement if submitted to a vote of the Issuer's stockholders, and against any Incompatible Transaction, as defined in the DEPFA Voting Agreement,  submitted to a vote of the Issuer's stockholders.  The term of the DEPFA Voting Agreement commences on June 29, 2007 and expires on the earlier of the Closing Date, as defined in the Asset Purchase Agreement; and the termination of the Asset Purchase Agreement in accordance with its terms.

Commitments:  As of June 30, 2007, the Company had a commitment to invest up to an additional $2.4 million in FA Technology Ventures, LP (the “Partnership”). The investment period expired in July 2006, however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from working capital. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

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

As of June 30, 2007, the Company had an additional commitment to invest up to $0.2 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through working capital.

Contingent Consideration:  On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap, a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2005, May 31, 2006 and May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.  Based upon Descap’s Pre-Tax Net Income from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at June 30, 2007.  Also, based upon Descap’s Pre-Tax Net Income from June 1, 2006 to May 31, 2007, no contingent consideration would be payable to the Sellers.

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

Future minimum annual lease payments, and sublease rental income, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2007 (remaining)	$3,482	$589	$2,893
2008	6,202	971	5,231
2009	2,831	100	2,731
2010	2,518	100	2,418
2011	2,439	100	2,339
2012	2,417	100	2,317
Thereafter	4,376	91	4,285
Total	$24,265	$2,051	$22,214

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

Collateral:  The fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities consisted of the following as of:

(In thousands of dollars)	June 30 2007	December 31 2006
Securities purchased under agreements to resell	$10,013	$13,990
Securities borrowed	-	442
Total	$10,013	$14,432

At June 30, 2007, and December 31, 2006, a substantial portion of this collateral received by the Company had been sold or repledged..

Other:  The Company enters into underwriting commitments to purchase securities as part of its investment banking business.  Also, the Company may purchase and sell securities on a when-issued basis.  As of June 30, 2007, the Company had $42 thousand in outstanding underwriting commitments and had purchased $4.7 million and sold $33.9 million securities on a when-issued basis.

14.	Temporary Capital

In connection with the Company’s acquisition of Descap, the Company issued 549,476 shares of stock which provides the Sellers the right (“put right”) to require the Company to purchase back the shares issued, at a price of $6.14 per share.  Accordingly, the Company has recognized as temporary capital the amount that it may be required to pay under the agreement.  If the put is not exercised by the time it expires, the Company will reclassify the temporary capital to stockholders’ equity. The Company also has the right to purchase back these shares from the Sellers at a price of $14.46.  The earnout period ended on May 31, 2007.  The put and call rights expire on the date in which the final earnout payment is required to be made.  In June 2006, certain of the Sellers of Descap exercised their put rights and the Company repurchased 532,484 shares at $6.14 per share for the total amount of $3.3 million.

15.	Subordinated Debt

A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees and the First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees (the “Key Plans”).  The employees enter into subordinated loans with the Company to provide for the deferral of compensation and employer allocations under the Key Plans.  The New York Stock Exchange has approved the Company’s subordinated debt agreements related to the Key Plans.  Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital.  The accounts of the participants of the Key Plans are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  Principal debt repayment requirements, which occur on about April 15th of each year, as of June 30, 2007, are as follows:

(In thousands of dollars)
2008	$1,299
2009	465
2010	287
2011	108
2012 to 2016	803
Total	$2,962

16.	Stockholders’ Equity

Deferred Compensation and Employee Stock Trust
The Company has adopted various nonqualified deferred compensation plans (the "Plans") for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company.  Plan participants may elect under the Plans to have the value of their Plan accounts track the performance of one or more investment benchmarks available under the Plans, including First Albany Companies Common Stock Investment Benchmark, which tracks the performance of First Albany Companies Inc. common stock ("Company Stock").  With respect to the First Albany Companies Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the "Trust") it has established in connection with meeting its related liability under the Plans.  On October 26, 2006, the Plans were frozen by the Board of Directors, with respect to deferrals subsequent to the 2006 plans year, because of declining participation and because the costs of administration outweighed the benefits of maintaining the Plans.

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

The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The Company has recorded a full valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at June 30, 2007 and December 31, 2006.  The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income.  The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit of the deferred tax assets will not be realized.

In the event actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007.  The cumulative effect of adopting FIN 48 was an increase in tax reserves of $0.7 million.  The increase in tax reserves has two components, $0.6 million of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings and $0.1 million which was accounted for as a reduction to the valuation allowance.  Upon adoption, the liability for unrecognized tax benefits, including applicable interest and penalties, was $1.0 million.  If recognized, $0.6 million of the liability for unrecognized tax benefits could potentially have a favorable impact on the effective tax rate to the extent the Company has a full valuation allowance.  Without a valuation allowance, this favorable impact on the effective tax rate reduces to $0.5 million.

During the six months ended June 30, 2007, $0.2 million of unrecognized tax benefits above, including related interest, was recognized as a result of the lapse of federal statute of limitations related to the liability.  A benefit of $0.1 million was allocated to discontinued operations and $0.1 million was allocated as an increase to equity.  Also during the six months ended June 30, 2007, the Company increased its reserve by $0.1 million.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.   As of January 1, 2007, with few exceptions, the Company and its subsidiaries were no longer subject to U.S. federal tax or state and local income tax examinations for years before 2003.  There are no returns currently under examination.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax.  As of January 1, 2007, the Company had accrued approximately $0.1 million of interest and $0 of penalties, which is included as a component of the unrecognized tax benefit noted above.  During the six months ended June 30, 2007, the Company accrued an additional $32 thousand of interest, which has been recognized as a component of income tax.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to settlement of audits and the expiration of statute of limitations over the next 12 months.

18.	Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights and restricted common stock, which expire at various times through April 25, 2017.  The following is a recap of all plans as of June 30, 2007:

Shares authorized for issuance	10,606,015
Share awards used:
Stock options granted and outstanding	1,639,253
Restricted stock awards granted and unvested	834,769
Options exercised and restricted stock awards vested	6,053,908
Stock options expired and no longer available	331,046
Total share awards used	8,858,976

Shares available for future awards	1,747,039

For the six-month period ended June 30, 2007 and June 30, 2006, total compensation expense for share based payment arrangements was $2.2 million and $4.0 million, respectively and the related tax benefit was $0 and $0, respectively.  At June 30, 2007, the total compensation expense related to non-vested awards not yet recognized is $3.6 million, which is expected to be recognized over the remaining weighted average vesting period of 1.3 years.  At June 30, 2006, the total compensation expense related to non-vested awards not yet recognized was $12.1 million.  The amount of cash used to settle equity instruments granted under share based payment arrangements during the six-month period ended June 30, 2007 was $0.

Cumulative Effect of Accounting Change:  Upon adoption of FAS 123(R) Share-Based Payment on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred.

Options:  Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire ten years after grant date.  Unvested options are typically forfeited upon termination.  Option transactions for the six-month period ended June 30, 2007, under the plans were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2006	1,826,826	$8.45
Options granted	100,000	1.64
Options exercised	-	-
Options terminated	(287,573)	8.29
Balance at June 30, 2007	1,639,253	$8.06

At June 30, 2007, the stock options that were exercisable had a remaining average contractual term of 4.0 years.  At June 30, 2007, 1,639,253 options outstanding had an intrinsic value of $0.

The following table summarizes information about stock options outstanding under the plans at June 30, 2007:

		Outstanding			Exercisable

Exercise Price Range	Shares	Average Life (years)	Average Exercise Price	Shares		Average Exercise Price
$1.64 - $6.44	445,534	5.48	$4.81	345,533		$5.72
$6.53 - $9.14	967,706	3.26	8.11	964,374		8.11
$9.47 - $13.26	11,000	6.18	12.98	11,000		12.98
$13.35 - $18.70	215,013	4.22	14.36	215,013		14.36
	1,639,253	4.01	$8.06	1,535,920		$8.48

The Black-Scholes option pricing model is used to determine the fair value of options granted. For the six-month period ended June 30, 2007, significant assumptions used to estimate the fair value of share based compensation awards include the following:

2007
Expected term-option	6.00
Expected volatility	44%
Expected dividends	-
Risk-free interest rate	4.9%

Since no options were granted during the first six months of 2006, the above assumptions were not established for 2006.

Restricted Stock:  Restricted stock awards under the plans have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 2-3 years. Unvested restricted stock awards are typically forfeited upon termination, although there are certain award agreements that may continue to vest subsequent to termination, as long as other restrictions are followed. The amortization related to unvested restricted stock awards that continue to vest subsequent to termination is immediately accelerated upon the employees’ termination.  Restricted stock awards for the six-month period ended June 30, 2007, under the plans were as follows:

	Unvested Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Balance at December 31, 2006	1,788,064	$7.73
Granted	-	-
Vested	(733,962)	9.79
Forfeited	(219,333)	8.51
Balance at June 30, 2007	834,769	$6.37

The total fair value of awards vested, based on the fair market value of the stock on the vest date, during the six-month periods ending June 30, 2007 and 2006 was $1.4 million and $5.5 million, respectively.

Stock Based Compensation Awards:  On January 20, 2007, the Company announced an offer to eligible employees of the opportunity to rescind certain restricted stock award agreements held by such eligible employees in return for an award of stock appreciation rights.  On May 17, 2007, the Company announced its determination to amend and terminate this offer.  Such actions, together with the termination of the Company’s previously announced plan to reprice outstanding employee stock options, had been agreed to by the Company as part of the Company’s agreement with MatlinPatterson FA Acquisition LLC (see Note 13: Commitments and Contingences) pursuant to which the Company agreed to terminate the offer and its previously announced plans to reprice outstanding employee stock options.  The offer terminated at 11:59 p.m. EDT, May 23, 2007.  As a result of this termination, the Company did not accept any tendered eligible restricted shares and all such shares shall remain outstanding pursuant to their original terms and conditions, including their vesting schedule.

19.	Net Capital Requirements

First Albany Capital Inc. (“First Albany Capital”) is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of a minimum net capital.  First Albany Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of June 30, 2007, First Albany Capital had aggregate net capital, as defined, of $9.5 million, which equaled 783% of aggregate debit balances and $8.5 million in excess of required minimum net capital.

Descap is subject to the Securities and Exchange Commission Uniform Net Capital Rule, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined by the rule, shall not exceed 15:1.  The rule also provides that capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10:1.  As of June 30, 2007, Descap had net capital of $4.3 million, which was $4.0 million in excess of its required net capital.  Descap’s ratio of Aggregate Indebtedness to Net Capital was 0.95 to 1.

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

In 2007, the Company reclassified amounts related to the Taxable Municipals group from Fixed Income-Other segment to the Fixed Income - Municipal Capital Markets segment due to changes in the structure of the Company’s internal organization.  As a result, Fixed Income-Other was comprised wholly of the Company’s Fixed Income Middle Markets business, which was discontinued in June 2007.  2006 amounts have been reclassified to conform to 2007 presentation.

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

The Company’s Fixed Income business consists of the Municipal Capital Markets and Descap segments.  As noted above, the Company’s Fixed Income-Other segment was discontinued in June 2007.  The Fixed Income business consists of fixed income sales and trading and fixed income investment banking.  Fixed Income sales and trading provides trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing fixed income transactions in the following products:

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

Information concerning operations in these segments is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars)	2007	2006	2007	2006
Net revenue (including net interest income)
Equities	$4,840	$19,763	$12,121	$39,194
Fixed Income
Municipal Capital Markets	10,301	10,892	17,982	19,318
Descap Securities	3,915	8,548	6,543	11,743
Total Fixed Income	14,216	19,440	24,525	31,061
Other	1,045	1,970	2,157	(4,102)
Total Net Revenue	$20,101	$41,173	$38,803	$66,153
Net interest income (included in total net revenue)
Equities	$11	$(3)	$9	$(16)
Fixed Income
Municipal Capital Markets	(563)	(349)	(1,070)	(596)
Descap Securities	(125)	(86)	(362)	(241)
Total Fixed Income	(688)	(435)	(1,432)	(837)
Other	412	24	968	(614)
Total Net Interest Income (Expense)	$(265)	$(414)	$(455)	$(1,467)
Pre-tax Contribution (Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle)
Equities	$(3,704)	$1,688	$(6,089)	$3,767
Fixed Income
Municipal Capital Markets	1,536	1,951	3,150	3,133
Descap Securities	987	1,764	539	617
Total Fixed Income	2,523	3,715	3,689	3,750
Other	(3,061)	(8,851)	(6,643)	(23,136)
Total Pre-tax Contribution	$(4,242)	$(3,448)	$(9,043)	$(15,619)
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Equities	$136	$164	$288	$355
Fixed Income
Municipal Capital Markets	73	62	149	132
Descap Securities	14	26	41	56
Total Fixed Income	87	88	190	188
Other	207	195	433	1,020
Discontinued operations	9	104	14	196
Total	$439	$551	$925	$1,759

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

The following table reflects revenues for the Company’s major products and services:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars)	2007	2006	2007	2006
Capital Markets (Fixed Income & Equities)
Net revenue
Institutional Sales & Trading
Equities	$2,963	$9,225	$7,979	$20,344
Fixed Income	7,637	11,957	13,492	20,407
Total Institutional Sales & Trading	10,600	21,182	21,471	40,751
Investment Banking
Equities	1,857	10,534	4,109	18,854
Fixed Income	7,244	7,666	12,441	11,239
Total Investment Banking	9,101	18,200	16,550	30,093
Net Interest Income/Other	(645)	(179)	(1,375)	(589)
Total Net Revenues	$19,056	$39,203	$36,646	$70,255

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

In June 2007, the Company closed its Fixed Income Middle Markets group following the departure of the employees of the group.

Additionally, in April 2007, the Company closed its Institutional Convertible Bond Arbitrage Advisory Group after committing to a plan to dispose of the group in September 2006.  In 2006, the company closed its Taxable Fixed Income corporate bond division and in 2000, the Company sold its Private Client Group.  The Company continues to report the receipt and settlement of pending contractual obligations related to these transactions as discontinued operations.

Amounts reflected in the unaudited condensed consolidated statements of operations are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of dollars)	2007	2006	2007	2006
Net revenues:
Fixed Income Middle Markets:	$69	$94	$1,169	$960
Convertible Bond Arbitrage	-	88	128	148
Taxable – Fixed Income	-	450	-	3,055
Total net revenues	69	632	1,297	4,163
Expenses:
Fixed Income Middle Markets:	283	342	911	926
Convertible Bond Arbitrage	208	326	546	659
Asset management operations	-	14	-	14
Private Client Group	80	62	90	227
Taxable – Fixed Income	85	2,614	103	5,537
Total expenses	656	3,358	1,650	7,363
Loss before income taxes	(587)	(2,726)	(353)	(3,200)
Income tax benefit	-	-	(105)	-
Loss from discontinued operations, net of taxes	$(587)	$(2,726)	$(248)	$(3,200)

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Fixed Income Middle Markets:  The revenues and expenses for the three and six months ended June 30, 2007 and 2006 represents activities of the group prior to closing on June 22, 2007. The Company allocated interest expense to the Group for the three and six months ended June 30, 2007 and 2006, based on the level of securities owned attributable to this division.

Convertible Bond Arbitrage Advisory Group:  The revenues and expenses of the Institutional Convertible Bond Arbitrage Advisory Group (the “Group”) for the periods above reflect the activity of the operation through June 30, 2007.  The Company had allocated interest expense to the Group for the three and six months ended June 30, 2007 and 2006, based on debt identified as being specifically attributed to those operations.

Taxable Fixed Income:  The revenue and expense of the Taxable Fixed Income Corporate Bond division for the three and six months ended June 30, 2007 and 2006 represents the activity of the operations during that time period.  No interest has been allocated to Taxable Fixed Income since this division was closed.  Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.

Private Client Group:  The Private Client Group’s expense for the three and six months ended June 30, 2007 and 2006 relates primarily to legal matters which were related to the operations prior to its disposal.  For the periods presented, interest was not allocated to the Private Client Group.  In March 2007, the statute of limitations lapsed related to a tax reserve that was established when the group was sold in 2000 resulting in a $0.1 million income tax benefit for the six months ended June 30, 2007.

Sale of Company’s Municipal Capital Markets Division:  The Company announced on March 6, 2007, the agreement for the sale of the Municipal Capital Markets Group (see “Segment Analysis” note) of its wholly owned subsidiary, First Albany Capital to DEPFA BANK plc for $12 million in cash, subject to certain adjustments as outlined in the agreement, and the related purchase by DEPFA of First Albany’s municipal bond inventory used in the business, which is expected to range in value at closing from between $150-$200 million.  In connection with this transaction, DEPFA will assume the rights to the name “First Albany” and the Company will operate under a new name to be announced.  The closing of the transaction is subject to DEPFA obtaining a US broker-dealer license, regulatory approvals, the Company’s shareholders approval of the Company’s name change, and other customary conditions.  The transaction is currently expected to close in the third quarter of 2007.

22.	Subsequent Events

As previously announced, the Company has entered into an Asset Purchase Agreement with DEPFA dated as of March 6, 2007 (the “Asset Purchase Agreement”) pursuant to which the Company agreed to sell the assets of the Municipal Capital Markets Group of First Albany Capital and the name “First Albany” to DEPFA for $12 million in cash and the related purchase by DEPFA of First Albany Capital’s municipal bond inventory (the “DEPFA Transaction”).

On July 25, 2007, the Company, First Albany Capital and DEPFA entered into agreements pursuant to which DEPFA waived certain provisions of the Asset Purchase Agreement at the request of the Company, and the Company and First Albany Capital waived certain provisions of the Asset Purchase Agreement at the request of DEPFA.

DEPFA Waiver

On July 25, 2007, the Company and First Albany Capital entered into a Notice and Waiver Letter Agreement with DEPFA (the “DEPFA Waiver”), pursuant to which DEPFA agreed to waive the condition in the Asset Purchase Agreement requiring that the Company include, in connection with the sale of the name “First Albany”, an amendment to its certificate of incorporation changing its corporate name to a name that does not include the words “First Albany” or “FA” or any derivatives thereof (the “Charter Amendment”) as a management proposal to be voted on by the shareholders at its next annual meeting, to be held no later than June 30, 2007.  This waiver allows the Company to hold its annual meeting of shareholders after June 30, 2007, without including the Charter Amendment, and still comply with the terms of the Asset Purchase Agreement.  The Charter Amendment is expected to be voted on by the Company’s shareholders at a special meeting following the annual meeting.

In addition, the DEPFA Waiver provides that on the tenth business day following the satisfaction or waiver of the closing conditions in the Asset Purchase Agreement, the Company shall cause its subsidiaries to change their corporate names to a name that does not include the words “First Albany” or “FA” or any derivative thereof and the Company shall cause its business to be operated under a trade name that does not include the name “First Albany” or “FA” or any derivatives thereof.

Pursuant to the DEPFA Waiver, DEPFA also waived the provision in the Asset Purchase Agreement requiring First Albany Capital to maintain Tentative Net Capital (as defined in the Asset Purchase Agreement) of not less than $18,000,000, in exchange for First Albany Capital providing DEPFA daily copies of certain of its capital reports until the closing of the DEPFA Transaction.  This allows First Albany Capital to maintain Tentative Net Capital of less than $18,000,000 without breaching the Asset Purchase Agreement.

License Agreement

The DEPFA Waiver provides that DEPFA and the Company shall entered into a license agreement (the “License Agreement”) to allow the Company to operate under a trade name but continue to use the name “First Albany” in certain instances in the event the DEPFA Transaction closes before the Charter Amendment is approved at the special meeting or in the event the Charter Amendment is not approved at the special meeting.  In such event, DEPFA will grant the Company a non-exclusive, royalty-free, non-transferable, non-sublicensable license of the common law trademark “First Albany” to allow the Company to continue to use the name “First Albany” in any context where use of the Company’s official corporate name is required by applicable law and where the Company must use the name in order to identify itself in the ordinary conduct of its business.  If the Charter Amendment is not effected within sixty days following the closing of the DEPFA Transaction, then the Company will pay DEPFA an annual royalty fee of $50,000 until the License Agreement terminates in accordance with its terms.

Voting Agreement

As a condition to the DEPFA Waiver, DEPFA and MatlinPatterson FA Acquisition LLC, a Delaware limited liability company (“MatlinPatterson”) entered into a voting agreement (the “Voting Agreement”) dated as of June 29, 2007.  As previously announced, MatlinPatterson entered into an investment agreement with the Company on May 14, 2007 pursuant to which MatlinPatterson agreed to purchase 33,333,333 newly-issued shares of the Company’s common stock in a private placement for $50 million (the “MatlinPatterson Transaction”).  Pursuant to the Voting Agreement, MatlinPatterson agreed to vote its shares of the Company’s common stock in favor of the Charter Amendment and not to solicit, encourage or recommend to other shareholders of the Company that they vote their shares of common stock in any contrary manner or they not vote their shares of common stock at all.

The DEPFA Waiver does not constitute a waiver by DEPFA of any other provisions of the Asset Purchase Agreement.

First Albany Waiver

On July 25, 2007, the Company and First Albany Capital entered into a Notice and Waiver Letter Agreement with DEPFA (the “First Albany Waiver”), pursuant to which the Company and First Albany Capital agreed to waive the provision in Section 4.1 of the Asset Purchase Agreement requiring the closing to be consummated on the third business day following satisfaction or waiver of the closing conditions in the Asset Purchase Agreement and the Company and First Albany Capital agreed that the closing shall be consummated on the tenth business day following satisfaction or waiver of such conditions.

The Company and First Albany Capital also agreed to waive the provision in the Asset Purchase Agreement requiring DEPFA to offer to interview each employee in good standing in the Company’s Municipal Capital Markets Division with respect to a potential offer of employment, subject to DEPFA providing to each employee a standard form of job application and job description template to be returned to DEPFA.  The First Albany Waiver also provides that DEPFA is permitted to assign the Asset Purchase Agreement to a wholly-owned subsidiary and change the name of such subsidiary to include the words “First Albany” effective at the close of business on the business day prior to closing and that DEPFA may communicate the scheduled date of the closing to third parties subject to certain conditions.

The First Albany Waiver does not constitute a waiver by the Company or First Albany Capital of any other provisions of the Asset Purchase Agreement.

Term Loan and Capital Leases Waiver

On August 6, 2007, the Company entered into an Agreement with the lender to amend the Company’s obligations under the Loan Agreement (see “Short Term Bank Loans and Notes Payable: note) and Lease Obligations (see “Obligations Under Capitalized Leases: note) with respect to the Depfa and Matlin Patterson transactions (collectively “Transactions”).   The Agreement states that the lender and the Company acknowledge that they do not agree on the interpretation and /or enforcement of each of the parties respective rights under the Loan Agreement and/or the Lease, therefore, the parties acknowledge and agree that neither the lender nor the Company has waived or is waiving any of its rights under the Loan Agreement and or the Lease except for the waivers and or modifications set forth below.  The lender agrees to waive all Events of Default, if any, arising from the Depfa and Matlin Patterson transactions, and the Company will take commercially reasonable efforts but not guarantee that the Matlin Patterson transaction will close by November 30, 2007. The Company has agreed that upon the closing of  both Transactions, the Company will repay the outstanding loan with unpaid accrued interest and all other obligations outstanding under the Loan Agreement and all liabilities under the Lease.  If the Depfa transaction closes prior to the Matlin Patterson transaction, the Company has agreed to prepay the aggregate amounts of the Loan Agreement Obligations and Lease Obligations equal to 75 percent of the net proceeds received by First Albany Companies Inc. and upon closing of the Matlin Patterson transaction will repay in full the remaining amounts from the Loan Agreement Obligations and Lease Obligations.  If the Depfa transaction does not occur by September 30, 2007 or a Depfa closing termination event occurs, the Company will take commercially reasonable efforts to obtain a commitment from a third party lender on or before October 31, 2007 in order to remit to the lender amounts necessary to pay in full the Loan Agreement Obligations and Lease Obligations.   If the Company cannot obtain a refinancing commitment by October 31, 2007, the Company will pay on the last day of each and every interest period after October 31, 2007, an amount equal to the interest at the interest rate on the unpaid principal balance and a principal payment of $500 thousand (current principal payment is $238 thousand) of the Loan Agreement Obligations.  With respect to the Lease, the Company shall continue to perform thereunder in accordance with its terms.   Commencing from the date of the Agreement, if (i) First Albany Companies Inc. complies in all material respects with the terms of the Agreement, (ii) no event of default shall occur under the Loan Agreement or Lease Obligations as modified by the Agreement and (iii) First Albany Companies Inc. shall use commercially reasonable efforts to consummate the MatlinPatterson transaction by November 30, 2007, then the lender has agreed to waive any and all events of  default arising from, in connection with, or as a result of, the failure of the Company to comply with all financial covenants under Section 5.04 of the Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are included or incorporated by reference in this document statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are usually preceded by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue” or similar words.  All statements other than historical information or current facts should be considered forward-looking statements.  Forward-looking statements may contain projections regarding revenues, earnings, operations, and other financial projections, and may include statements of future performance, strategies objectives and the expected timing of closing of material transactions.  However, there may be events in the future which the Company is not able to accurately predict or control which may cause actual results to differ, possibly materially, from the expectations set forth in the Company’s forward-looking statements.  All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors.  Such factors include, among others, market risk, credit risk and operating risk.  These and other risks are set forth in greater detail throughout this document.  The Company does not intend or assume any obligation to update any forward-looking information it makes.

Business Overview

The Company is a full-service investment bank and institutional securities firm.  The Company operates through three primary business segments:  Equities, Fixed Income and Other.

The Company’s Equities segment is comprised of Equities Sales and Trading and Equities Investment Banking services.  Equities Sales and Trading provides equity trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing equity transactions, trading gains and losses from market making activities and capital committed to facilitating customer transactions and fees received for equity research.  Equities Investment Banking generates revenues by providing financial advisory, capital raising, mergers and acquisitions, and restructuring services to small and mid-cap companies focusing primarily on the healthcare, energy and powertech sectors of the economy.

Included in the Fixed Income segment are the following groups: Descap and Municipal Capital Markets.  The Company’s Fixed Income business consists of Fixed Income Sales and Trading and Fixed Income Investment Banking.  Fixed Income Sales and Trading provides trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing securities transactions in the following products:

•              Mortgage-Backed and Asset-Backed Securities
•              High Grade Bonds (Investment grade and Government Bonds)
•              Municipal Bonds (Tax-exempt and Taxable Municipal Securities)

These products can be sold through either of the Company’s Fixed Income.  Fixed Income Investment Banking generates revenues by providing financial advisory and capital raising services to municipalities, government agencies and other public institutions.

In March 2007, the Company and First Albany Capital agreed to sell the Municipal Capital Markets Group to DEPFA Bank PLC.  This group generates revenue primarily through commissions and sales credits earned on executing sales transactions in tax exempt and taxable municipal securities as well as by providing financial advisory and capital raising services to municipalities, government agencies and other public institutions.  Net revenues of this group were approximately $10.3 million in the quarter ended June 30, 2007.  Completion of this sale, which is expected to occur in the third quarter 2007, is subject to a variety of conditions.

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

The Company believes it has an opportunity to become one of the premier investment banking boutiques serving the middle market, which the Company believes is a largely under-served market.  The Company has focused on growing its middle market position by broadening its product line through acquisition and investments in key personnel and divesting non-core and non-growth businesses.   In the second quarter of 2006, the Company ceased operations in the Taxable Fixed Income division due to a changing business environment and continued revenue declines.  In the third quarter of 2006, the Company determined that it would dispose of its Institutional Convertible Bond Arbitrage Advisory Group due to a continued decline of assets under management.  In April 2007, the Company ceased operations of the Institutional Convertible Bond Arbitrage Advisory Group and currently expects that any ongoing costs related to the shutdown will be immaterial.   In the second quarter of 2007, the Company discontinued operations in its Fixed Income Middle Markets Group following the departure of the employees from that group.  As previously announced, First Albany Companies Inc., a New York corporation (the “Company”) and its subsidiary First Albany Capital Inc., a New York corporation (“First Albany Capital”), entered into an Asset Purchase Agreement with DEPFA BANK plc, an Irish public limited company (“DEPFA”) dated as of March 6, 2007 (the “Asset Purchase Agreement”) pursuant to which the Company agreed to sell the assets of the Municipal Capital Markets Group of First Albany Capital and the name “First Albany” to DEPFA for $12 million in cash and the related purchase by DEPFA of First Albany Capital’s municipal bond inventory (the “DEPFA Transaction”). For certain waivers to the Asset Purchase Agreement see Subsequent Events Section below.

In May 2007 the Company entered into an agreement pursuant to which an affiliate of MatlinPatterson Global Opportunities Partners II will invest $50 million in the Company’s common equity.  Under the terms of the investment agreement, MatlinPatterson will acquire a minimum of 33,333,333 shares of common stock for $50 million, representing an effective purchase price of $1.50 per share. The number of shares issuable to MatlinPatterson in consideration of the $50 million purchase price is subject to upward adjustment if the Company incurs certain incremental employment-related obligations as a result of the DEPFA transaction not having closed prior to the closing of the MatlinPatterson transaction and if the Company’s consolidated net tangible book value per share at closing is less than $1.60.  Upon the closing of the MatlinPatterson transaction, and after giving effect to the contemplated issuance of restricted stock units upon closing of the MatlinPatterson transaction, MatlinPatterson is currently expected to own between 70 and 75% of the outstanding common stock of the Company (between 60 and 65% on a fully diluted basis), based on the number of shares outstanding on June 25, 2007, and after giving effect to an increase in the number of shares to be purchased by MatlinPatterson that may result from the adjustment provisions of the Investment Agreement and which may further increase the number of shares of our common stock issuable to MatlinPatterson.  The MatlinPatterson transaction is expected to close in the third quarter of 2007, subject to approval from the First Albany shareholders as well as customary regulatory approvals and other closing conditions. Upon closing, MatlinPatterson will also have three representatives on a nine member First Albany Board of Directors.

Business Environment

Investment banking revenues are driven by overall levels of capital raising activities in the marketplace and particularly the sectors and jurisdictions on which we focus.  Public offering activity in the market during the second quarter of 2007 increased over the second quarter of 2006 levels with public follow-on activity up 26.1 percent in terms of dollar volume while the number of transactions increased 21.2 percent.  Initial public offering transactions were up 14.9 percent year-over-year and dollar volume increased 11.0 percent compared to the second quarter of 2006.  The economic sectors of healthcare, energy and powertech comprised 37.0 percent of the public follow-on activity and 42.2 percent of the total initial public offering activity for the second quarter of 2007.   Negotiated underwriting deals from our major markets of New York, California, and Texas increased 33.0 percent year-over-year in terms of total dollar volume while the number of transactions increased 10.3 percent compared to the second quarter of 2006 (Source: Commscan and SDC Platinum).

In the equity markets, NYSE daily trading volume was down 9.2 percent while the NASDAQ composite daily trading volume decreased 1.9 percent (Source: Factset).   Equity Sales and Trading revenues are dependent on trading volumes, commission rates and the value of our research product and other services that we can provide to our clients.  Our client’s ability to now execute trades electronically through the internet and other alternative platforms have increased commission rate pressures on our sales and trading business.  Beginning in June 2006, one of the Company’s largest institutional brokerage clients in terms of commission revenue, Fidelity Management and Research Company, began to separate payments for research services and services for trading commissions for brokerage services, instead of compensating research services through trading commissions.   The results of these changes in business environment have decreased our commission revenues from Fidelity but have not had a material impact on commission rates from our other institutional clients.  If other institutional equity clients adopt similar practices, this trend can continue to have a negative impact on our commission revenue.  As of June 29, 2007, the Company’s Equity research covered 168 stocks through 13 publishing analysts focusing on the healthcare and technology sectors.

The fixed income markets showed an improvement in the slope of the treasury yield curve with the average net spread between the 10 year Treasury note and 2 year Treasury note being 0.043 percent compared to -0.086 in the first quarter of 2007 (Source: U.S. Treasury Department).

Financial Overview
Three Months Ended June 30, 2007 and 2006
First Albany’s 2007 second quarter net revenues from continuing operations were $20.1 million, compared to $41.2 million for the second quarter of 2006. Excluding investment gains and losses, net revenues from continuing operations were $19.9 million, a decrease from $40.0 million in the second quarter of 2006.  For the second quarter of 2007, the Company reported a loss from continuing operations before income taxes of $4.2 million compared to a loss of $3.4 million a year ago.  The Company reported a net loss of $5.0 million, or $0.32 per diluted share, for the second quarter of 2007, compared to a net loss of $6.2 million, or $0.40 per diluted share, for the second quarter of 2006.

	Three Months Ended
	June 30
(In thousands of dollars)	2007	2006
Revenues:
Commissions	$1,269	$3,250
Principal transactions	9,492	17,686
Investment banking	8,882	18,640
Investment gains (losses)	266	1,196
Interest	4,046	3,764
Fees and other	457	815
Total revenues	24,412	45,351
Interest expense	4,311	4,178
Net revenues	20,101	41,173
Expenses (excluding interest):
Compensation and benefits	16,365	33,568
Clearing, settlement and brokerage costs	911	1,732
Communications and data processing	2,551	2,932
Occupancy and depreciation	1,938	2,270
Selling	1,253	1,576
Other	1,325	2,543
Total expenses (excluding interest)	24,343	44,621
Loss before income taxes	(4,242)	(3,448)
Income tax expense (benefit)	149	-
Loss from continuing operations	(4,391)	(3,448)
Loss from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(587)	(2,726)
Net loss	$(4,978)	$(6,174)

Net interest income (expense):
Interest income	$4,046	$3,764
Interest expense	4,311	4,178
Net interest income (expense)	$(265)	$(414)

Net Revenue
Net revenue decreased $21.1 million, or 51.2 percent, in the second quarter of 2007 to $20.1 million led by  declines in sales and trading related revenue of $10.2 million, Investment banking revenue of $9.8 million, Investment gains (losses) of $0.9 million and net interest / other revenue of $0.2 million.  Excluding the impact of Investment gains related to the Company’s investment portfolio, net revenue decreased 50.4 percent.  A decrease in equity listed customer transactions resulted in a 61.0 percent decrease in commission revenue. Principal transaction revenue was down 46.3 percent compared to the second quarter of 2006 as a result of decreases primarily in sales and trading net revenue from NASDAQ sales and trading and Descap due to lower customer volumes. The decline in investment banking revenue was due primarily to a decrease in Equity Investment Banking volume across all product groups and by decreases in public finance.  Fees and other revenue decreased 43.9 percent primarily as a result of a decrease in management fees from the Company’s venture capital business and fee revenue from the Municipal Capital Markets group, partially offset by an increase in equity research fee income associated with the unbundling of arrangements with certain institutional clients.  Net interest expense of $0.3 million represented a 36.0 percent decrease in expense compared to the second quarter of 2006.

Non-Interest Expense
Non-interest expense decreased $20.2 million, or 45.4 percent, to $24.3 million in the second quarter of 2007.

Compensation and benefits expense decreased $17.2 million, or 51.2 percent, to $16.4 million primarily driven by the reduction of net revenues and reduced headcount.  Average full time headcount for continuing operations declined 22.0 percent from the second quarter of 2006.

Clearing, settlement, and brokerage costs of $0.9 million represented a 47.4 percent decline versus the second quarter of 2006.  A decrease in electronic communications network (“ECN”) expense, SEC transaction fee expense and floor brokerage expense in Equities due to lower trading volumes by both the NASDAQ and listed desks drove the variance.

Communications and data processing costs decreased $0.4 million or 13.0 percent, due to a decrease in data processing costs which is the result of lower trading volumes and more favorable pricing from the firm’s back office vendor and a decrease in market data services costs.

Occupancy and depreciation expense decreased 14.6 percent, or $0.3 million, to $1.9 million due to decreases in lease related costs of $0.2 million and depreciation of $0.1 million. During the second quarter of 2006, the Company incurred an additional $0.1 million in costs primarily related to its additional office space in New York City.

Selling expense was down 20.5 percent, or $0.3 million, to $1.3 million in the second quarter of 2007 as a result of a decrease in travel and entertainment expense, dues and fees expense and promotional expenses.

Other expense decreased $1.2 million, or 47.9 percent, in the second quarter of 2007 due to decreases in legal expense of $1.1 million.  In the second quarter of 2006, the Company incurred $0.9 million in settlements related to various litigations.

The Company accrued $149 thousand in Income tax expense during the second quarter of 2007 representing additional tax and interest pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  The company did not recognize any income tax benefit for the second quarter of 2006 due to the valuation allowance recorded related to the Company’s deferred tax asset.  Refer to the Income Taxes note of the unaudited Notes to Condensed Consolidated Financial Statements for more detail.

Product Highlights
For presentation purposes, net revenue within each of the businesses is classified as sales and trading, investment banking, investment gains (losses), or net interest / other.  Sales and trading net revenue includes commissions and principal transactions.  Investment banking includes revenue related to underwritings and other investment banking transactions.  Investment gains (losses) reflects gains and losses on the Company’s investment portfolio.  Net interest / other includes interest income, interest expense, and fees and other revenue.   Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.  Operating income (loss) is defined as net revenues less total expenses.

Equities	Three Months Ended June 30,
(In thousands of dollars)	2007	2006	2007 V 2006
Net revenue
Sales and Trading	$2,963	$9,225	-67.9%
Investment Banking	1,857	10,534	-82.4%
Net Interest / Other	20	4	400.0%
Total Net Revenue	$4,840	$19,763	-75.5%

Operating income (loss)	$(3,704)	$1,688	-319.4%

Equities Q2 2007 vs. Q2 2006
Equity net revenue decreased $14.9 million, or 75.5 percent, to $4.8 million in the second quarter of 2007.  In Equity Sales and Trading, NASDAQ net revenue was down 74.0 percent to $1.7 million and listed net revenue of $1.2 million was down 59.5 percent relative to the same period in 2006.  Both NASDAQ and listed desks continue to experience declines in commission revenue due to declines in customer trading volumes while overall commission rates remained unchanged.  Equity Investment Banking net revenues decreased 82.4 percent or $8.7 million off of a record quarter in the second quarter of 2006.  Public offering related revenue was down $5.5 million to $1.3 million and advisory, private placement and other revenue decreased $3.1 million to $0.6 million.  In terms of volume, Equity Investment Banking completed five transactions in the second quarter 2007 compared to 15 transactions in the second quarter of 2006.  The 75.5 percent reduction in net revenues was offset by a 61.6 percent reduction in compensation expense and 35.6 percent reduction in non-compensation expense.  Compensation as a percentage of revenue increased to 94.3 percent for the second quarter of 2007 as compared to 60.2 percent for the second quarter of 2006.    Non-Compensation expense as a percentage of net revenue was 82.3 percent for the second quarter of 2007 compared to 31.3 percent from the same period a year ago.

Fixed Income	Three Months Ended June 30,
(In thousands of dollars)	2007	2006	2007 V 2006
Net revenue
Sales and Trading	$7,637	$11,957	-36.1%
Investment Banking	7,244	7,666	-5.5%
Net Interest / Other	(665)	(183)	-263.4%
Total Net Revenue	$14,216	$19,440	-26.9%

Operating income (loss)	$2,523	$3,715	-32.1%

Fixed Income Q2 2007 vs. Q2 2006
Fixed Income net revenue declined 26.9 percent or $5.2 million, to $14.2 million in the second quarter of 2007.  Fixed Income Sales and Trading net revenue was down 36.1 percent to $7.6 million as a result of decreases in net revenue from Descap of $4.9 million from a very strong second quarter in 2006, due to several customer block transactions that were executed in the second quarter 2006 partly offset by an increase in sales and trading revenues from Municipal Capital Markets of $0.6 million.  Fixed Income Investment Banking net revenue of $7.2 million represented a 5.5 percent decrease compared to the same period in 2006 primarily due to a decrease in municipal advisory related activity.  Profitability declined slightly at $1.2 million despite the reduction in revenues of $5.2 million due primarily to a decrease in compensation expense of $3.7 million.   Compensation as a percentage of revenue was 67.8 percent for the second quarter of 2007 compared to 68.7 percent for the same period a year ago.

Other	Three Months Ended June 30,
(In thousands of dollars)	2007	2006	2007 V 2006
Net revenue
Investment Gains (Losses)	$266	$1,196	-77.8%
Net Interest / Other	779	774	0.7%
Total Net Revenue	$1,045	$1,970	-47.0%

Operating income (loss)	$(3,061)	$(8,851)	65.4%

Other Q2 2007 vs. Q2 2006
Other net revenue decreased $0.9 million for the second quarter of 2007 compared to the same period in 2006 due primarily to a reduction in Investment gains (losses) of $0.9 million.  Profitability was positively impacted primarily by reductions in compensation and benefit expense of $6.2 million due to the Company’s effort to reduce support headcount and legal expenses of $0.3 million partially offset by the reduction in net revenues.  Results from the second quarter of 2006 include $4.6 million in expense from the Company’s retention program that was completed in the third quarter of 2006.   Support headcount was down 23.0 percent compared to the second quarter of 2006.   Support headcount as a percentage of total headcount remained constant at 25.7% for the second quarter of 2007 compared to 26.0% for the second quarter of 2006.

Financial Overview
Six Months Ended June 30, 2007 and 2006
First Albany’s net revenues from continuing operations for the first six months of 2007 were $38.8 million, compared to $66.2 million for the first six months of 2006. Excluding investment gains and losses, net revenues from continuing operations were $38.3 million, a decrease from $71.1 million in the first six months of 2006.  For the first six months of 2007, the Company reported a loss from continuing operations before income taxes of $9.0 million compared to a loss of $15.6 million from the same period last year.  The Company reported a net loss of $9.4 million, or $0.61 per diluted share, for the first six months of 2007, compared to a net loss of $18.4 million, or $1.20 per diluted share, for the first six months of 2006.

	Six Months Ended
	June 30
(In thousands of dollars)	2007	2006
Revenues:
Commissions	$3,022	$6,721
Principal transactions	18,348	34,048
Investment banking	16,472	30,364
Investment gains (losses)	505	(4,947)
Interest	7,609	6,943
Fees and other	912	1,433
Total revenues	46,868	74,562
Interest expense	8,065	8,409
Net revenues	38,803	66,153
Expenses (excluding interest):
Compensation and benefits	30,918	59,864
Clearing, settlement and brokerage costs	2,164	3,376
Communications and data processing	5,313	5,791
Occupancy and depreciation	3,966	5,055
Selling	2,460	3,364
Other	3,025	4,322
Total expenses (excluding interest)	47,846	81,772
Loss before income taxes	(9,043)	(15,619)
Income tax expense (benefit)	149	-
Loss from continuing operations	(9,192)	(15,619)
Loss from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(248)	(3,200)
Loss before cumulative effect of change in accounting principles	(9,440)	(18,819)
Cumulative effect of accounting change, (net of taxes $0 in 2006)	-	427
Net loss	$(9,440)	$(18,392)

Net interest income (expense):
Interest income	$7,609	$6,943
Interest expense	8,065	8,409
Net interest income (expense)	$(456)	$(1,466)

Net Revenue
Net revenue decreased $27.3 million, or 41.3 percent, in the first six months of 2007 to $38.8 million led by  declines in Investment banking revenue of $13.9 million and in sales and trading related revenue of $19.5 million partly offset by improvements in Investment gains (losses) of $5.5 million and net interest / other revenue of $0.6 million.  Excluding the impact of investment gains related to the Company’s investment portfolio, net revenue decreased 46.1 percent.  A decrease in equity listed customer transactions resulted in a 55.0 percent decrease in commission revenue. Principal transaction revenue was down 46.1 percent compared to the first six months of 2006 as a result of decreases in sales and trading net revenue from NASDAQ sales and trading, Descap and municipal sales and trading due to lower customer volumes.  The decline in investment banking revenue was due to a decrease in Equity Investment Banking volume, partially offset by increases in Fixed Income Investment Banking from Public finance and Descap.  Fees and other revenue decreased 36.4 percent primarily as a result of a decrease in management fees from the Company’s venture capital business, partially offset by increase in equity research fee income associated with the unbundling of arrangements with certain institutional clients.  Net interest expense of $0.5 million represented a 68.9 percent decrease in expense compared to the first six months of 2006.

Non-Interest Expense
Non-interest expense decreased $33.9 million, or 41.5 percent, to $47.8 million in the first six months of 2007.

Compensation and benefits expense decreased $28.9 million or 48.4 percent to $31.0 million primarily driven by the reduction of net revenues and reduced headcount.  Average full time headcount for continuing operations declined 20.4 percent from the first six months of 2006.

Clearing, settlement, and brokerage costs of $2.2 million represented a 35.9 percent decline versus the first six months of 2006.  A decrease in electronic communications network (“ECN”) expense, SEC transaction fee expense and floor brokerage expense in Equities due to lower trading volumes by both the NASDAQ and listed desks drove the variance.

Communications and data processing costs decreased $0.5 million or 8.3 percent, due to a decrease in data processing costs of $0.4 million which is the result of lower trading volumes and more favorable pricing from the firm’s back office vendor, and a decrease in market data services costs of $0.1million.

Occupancy and depreciation expense decreased 21.5 percent, or $1.1 million to $4.0 million due to decreases in lease related costs of $0.8 million and depreciation of $0.3 million. During the first six months of 2006, the Company incurred an additional $0.7 million in costs primarily related to its additional office space in New York City.

Selling expense was down 26.9 percent or $0.9 million to $2.5 million in the first six months of 2007 as a result of a decrease in travel and entertainment expense, dues and fees expense and promotional expenses.

Other expense decreased $1.3 million, or 30.0 percent, in the first six months of 2007 due primarily to decreases in legal expense of $1.0 million and professional fees of $0.2 million.  In the second quarter of 2006, the Company incurred $0.9 million in settlements related to various litigations.

The Company accrued $149 thousand in Income tax expense for the six months ending June 2007 representing additional tax and interest pursuant to FASB Interpretation No. 48 , Accounting for Uncertainty in Income Taxes (“FIN 48”).  The Company did not recognize any income tax benefit for the six months ending June 2006 due to the valuation allowance recorded related to the Company’s deferred tax asset.  Refer to the Income Taxes note of the unaudited Notes to Condensed Consolidated Financial Statement for more detail.

Product Highlights

For presentation purposes, net revenue within each of the businesses is classified as sales and trading, investment banking, investment gains (losses), or net interest / other.  Sales and trading net revenue includes commissions and principal transactions.  Investment banking includes revenue related to underwritings and other investment banking transactions.  Investment gains (losses) reflects gains and losses on the Company’s investment portfolio.  Net interest / other includes interest income, interest expense, and fees and other revenue.  Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.  Operating income (loss) is defined as net revenue less total expenses.

Equities	Six Months Ended June 30,
(In thousands of dollars)	2007	2006	2007 V 2006
Net revenue
Sales and Trading	$7,979	$20,344	-60.8%
Investment Banking	4,109	18,854	-78.2%
Net Interest / Other	33	(4)	925.0%
Total Net Revenue	$12,121	$39,194	-69.1%

Operating income (loss)	$(6,089)	$3,767	-261.6%

Equities YTD 2007 vs. YTD 2006
Net revenues in Equities decreased $27.1 million, or 69.1 percent, to $12.1 million in the first six months of 2007. In Equity Sales and Trading, NASDAQ net revenue was down 66.1 percent to $4.9 million and listed net revenue declined 52.5 percent to $2.8 million relative to the same period in 2006.  Equity Investment Banking net revenues decreased 78.2 percent or $14.7 million versus the same period in the prior year.  Public offering related revenue was down $8.7 million to $1.5 million and advisory, private placement and other revenue decreased $6.0 million to $2.6 million.  In terms of volume, Equity Investment Banking completed 13 transactions in the first six months of 2007 compared to 26 transactions in the first six months of 2006.  The 69.1 percent reduction in net revenues was offset by a 59.5 percent reduction in compensation expense and a 26.6 percent reduction in non-compensation expense.  Compensation as a percentage of revenue was 79.0 percent for the first six months of 2007 as compared to 60.3 percent for the first six months of 2006.    Non-Compensation expense as a percentage of net revenue was 71.3 percent for the first six months of 2007 compared to 30.0 percent from the same period a year ago.

Fixed Income	Six Months Ended June 30,
(In thousands of dollars)	2007	2006	2007 V 2006
Net revenue
Sales and Trading	$13,492	$20,407	-33.9%
Investment Banking	12,441	11,239	10.7%
Net Interest / Other	(1,408)	(585)	-140.7%
Total Net Revenue	$24,525	$31,061	-21.0%

Operating income (loss)	$3,689	$3,750	-1.6%

Fixed Income YTD 2007 vs. YTD 2006
Fixed Income net revenue declined 21.0 percent or $6.5 million, to $24.5 million in the first six months of 2007. Decreases in sales and trading revenue of 6.9 million and net interest / other of $0.8 million overshadowed an increase in Investment Banking revenue of $1.2 million.  Fixed Income Sales and Trading net revenue was down 33.9 percent to $13.5 million primarily as a result of decreases in net revenue from municipal sales and trading of $1.3 million and Descap sales and trading revenues of $5.6 million due to several customer block transactions that were executed in the second quarter of 2006.  Fixed Income Investment Banking net revenue of $12.4 million represented a 10.7 percent increase compared to the same period in 2006 primarily due to an increase in Public Finance net revenue of $0.7 million and an increase in Descap net revenue of $0.5 million..  Profitability remained relatively flat at $0.1 million despite the reduction in revenues of $6.5 million due primarily to a decrease in compensation expense of $5.7 million.   Compensation as a percentage of revenue was 68.5 percent for the first six months of 2007 compared to 72.5 percent for the same period a year ago.

Other	Six Months Ended June 30,
(In thousands of dollars)	2007	2006	2007 V 2006
Net revenue
Investment Gains (Losses)	$505	$(4,947)	110.2%
Net Interest / Other	1,652	845	95.5%
Total Net Revenue	$2,157	$(4,102)	152.6%

Operating income (loss)	$(6,643)	$(23,136)	71.3%

Other YTD 2007 vs. YTD 2006
Other net revenue increased $6.3 million for the first six months of 2007 compared to the same period in 2006 due primarily to an improvement in Investment gains (losses) of $5.5 million.  Profitability was positively impacted primarily by the improvement in net revenue, a reduction in compensation and benefit expense of $9.1 million, a reduction in occupancy and depreciation expense of $0.6 million and a reduction in other expense of $0.4 million.  Results from the second quarter of 2006 include $6.0 million in expense from the Company’s retention program that was completed in the third quarter of 2006.   Support headcount was down 22.8 percent compared to the first six months of 2006.   Support headcount as a percentage of total headcount remained constant at 25.1% for the first six months of 2007 compared to 25.9% for the first six months of 2006.

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

The Company has experienced recurring losses and as of June 30, 2007, the Company had cash of approximately $3.5 million and working capital of approximately $17 million.  As a result of continuing losses that have impacted the Company’s liquidity and net capital, and in order to recapitalize and reposition itself, the Company has entered into an asset sale agreement with DEPFA Bank PLC (“DEPFA”)for the sale of the Municipal Capital Markets Group of the Company’s subsidiary, First Albany Capital Inc. (“First Albany Capital”) for $12 million.  The Company has also entered into an investment agreement with an affiliate of MatlinPatterson Global Opportunities Partners II to receive a $50 million equity investment (see “Commitments and Contingencies” note).  The Company believes that the proceeds from these transactions will provide the Company with resources to invest in future growth, build on its investment product and services strengths, and better meet the needs of its clients.  If these transactions are not completed, the Company may be forced to preserve its cash position through a combination of cost reduction measures and sales of assets at values that may be significantly below their potential worth or augment our cash through additional dilutive financings, and there can be no assurance that we could obtain funds on terms that are as favorable as the terms of these transactions or at all.

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

In May 2007 the Company entered into an agreement pursuant to which an affiliate of MatlinPatterson Global Opportunities Partners II will invest $50 million in the Company’s common equity.  Under the terms of the investment agreement, MatlinPatterson will acquire a minimum of 33,333,333 shares of common stock for $50 million, representing an effective purchase price of $1.50 per share. The number of shares issuable to MatlinPatterson in consideration of the $50 million purchase price is subject to upward adjustment if the Company incurs certain incremental employment-related obligations as a result of the DEPFA transaction not having closed prior to the closing of the MatlinPatterson transaction and if the Company’s consolidated net tangible book value per share at closing is less than $1.60.  Upon the closing of the MatlinPatterson transaction, and after giving effect to the contemplated issuance of restricted stock units upon closing of the MatlinPatterson transaction, MatlinPatterson is currently expected to own between 70 and 75% of the outstanding common stock of the Company (between 60 and 65% on a fully diluted basis), based on the number of shares outstanding on June 25, 2007, and after giving effect to an increase in the number of shares to be purchased by MatlinPatterson that may result from the adjustment provisions of the Investment Agreement and which may further increase the number of shares of our common stock issuable to MatlinPatterson.  The MatlinPatterson transaction is expected to close in the third quarter of 2007, subject to approval from the First Albany shareholders as well as customary regulatory approvals and other closing conditions. Upon closing, MatlinPatterson will also have three representatives on a nine member First Albany Board of Directors.

Subsequent Events
On July 25, 2007, the Company, First Albany Capital and DEPFA entered into two waiver letter agreements pursuant to which DEPFA waived certain provisions of the Asset Purchase Agreement at the request of the Company, and the Company and First Albany Capital waived certain provisions of the Asset Purchase Agreement at the request of DEPFA.

DEPFA Waiver

On July 25, 2007, the Company and First Albany Capital entered into a Notice and Waiver Letter Agreement with DEPFA (the “DEPFA Waiver”), pursuant to which DEPFA agreed to waive the condition in the Asset Purchase Agreement requiring that the Company include, in connection with the sale of the name “First Albany”, an amendment to its certificate of incorporation changing its corporate name to a name that does not include the words “First Albany” or “FA” or any derivatives thereof (the “Charter Amendment”) as a management proposal to be voted on by the shareholders at its next annual meeting, to be held no later than June 30, 2007.  This waiver allows the Company to hold its annual meeting of shareholders after June 30, 2007, without including the Charter Amendment, and still comply with the terms of the Asset Purchase Agreement.  The Charter Amendment is expected to be voted on by the Company’s shareholders at a special meeting following the annual meeting.

In addition, the DEPFA Waiver provides that on the tenth business day following the satisfaction or waiver of the closing conditions in the Asset Purchase Agreement, the Company shall cause its subsidiaries to change their corporate names to a name that does not include the words “First Albany” or “FA” or any derivative thereof and the Company shall cause its business to be operated under a trade name that does not include the name “First Albany” or “FA” or any derivatives thereof.

Pursuant to the DEPFA Waiver, DEPFA also waived the provision in the Asset Purchase Agreement requiring First Albany Capital to maintain Tentative Net Capital (as defined in the Asset Purchase Agreement) of not less than $18,000,000, in exchange for First Albany Capital providing DEPFA daily copies of certain of its capital reports until the closing of the DEPFA Transaction.  This allows First Albany Capital to maintain Tentative Net Capital of less than $18,000,000 without breaching the Asset Purchase Agreement.

License Agreement

The DEPFA Waiver provides that DEPFA and the Company shall entered into a license agreement (the “License Agreement”) to allow the Company to operate under a trade name but continue to use the name “First Albany” in certain instances in the event the DEPFA Transaction closes before the Charter Amendment is approved at the special meeting or in the event the Charter Amendment is not approved at the special meeting.  In such event, DEPFA will grant the Company a non-exclusive, royalty-free, non-transferable, non-sublicensable license of the common law trademark “First Albany” to allow the Company to continue to use the name “First Albany” in any context where use of the Company’s official corporate name is required by applicable law and where the Company must use the name in order to identify itself in the ordinary conduct of its business.  If the Charter Amendment is not effected within sixty days following the closing of the DEPFA Transaction, then the Company will pay DEPFA an annual royalty fee of $50,000 until the License Agreement terminates in accordance with its terms.

Voting Agreement

As a condition to the DEPFA Waiver, DEPFA and MatlinPatterson FA Acquisition LLC, a Delaware limited liability company (“MatlinPatterson”) entered into a voting agreement (the “Voting Agreement”) dated as of June 29, 2007.  As previously announced, MatlinPatterson entered into an investment agreement with the Company on May 14, 2007 pursuant to which MatlinPatterson agreed to purchase 33,333,333 newly-issued shares of the Company’s common stock in a private placement for $50 million (the “MatlinPatterson Transaction”).  Pursuant to the Voting Agreement, MatlinPatterson agreed to vote its shares of the Company’s common stock in favor of the Charter Amendment and not to solicit, encourage or recommend to other shareholders of the Company that they vote their shares of common stock in any contrary manner or they not vote their shares of common stock at all.

The DEPFA Waiver does not constitute a waiver by DEPFA of any other provisions of the Asset Purchase Agreement.

First Albany Waiver

On July 25, 2007, the Company and First Albany Capital entered into a Notice and Waiver Letter Agreement with DEPFA (the “First Albany Waiver”), pursuant to which the Company and First Albany Capital agreed to waive the provision in Section 4.1 of the Asset Purchase Agreement requiring the closing to be consummated on the third business day following satisfaction or waiver of the closing conditions in the Asset Purchase Agreement and the Company and First Albany Capital agreed that the closing shall be consummated on the tenth business day following satisfaction or waiver of such conditions.

The Company and First Albany Capital also agreed to waive the provision in the Asset Purchase Agreement requiring DEPFA to offer to interview each employee in good standing in the Company’s Municipal Capital Markets Division with respect to a potential offer of employment, subject to DEPFA providing to each employee a standard form of job application and job description template to be returned to DEPFA.  The First Albany Waiver also provides that DEPFA is permitted to assign the Asset Purchase Agreement to a wholly-owned subsidiary and change the name of such subsidiary to include the words “First Albany” effective at the close of business on the business day prior to closing and that DEPFA may communicate the scheduled date of the closing to third parties subject to certain conditions.

The First Albany Waiver does not constitute a waiver by the Company or First Albany Capital of any other provisions of the Asset Purchase Agreement.

Term Loan and Capital Lease Waiver

On August 6, 2007, the Company entered into an Agreement with the lender to amend the Company’s obligations under the Loan Agreement (see “Short Term Bank Loans and Notes Payable: note) and Lease Obligations (see “Obligations Under Capitalized Leases: note) with respect to the Depfa and Matlin Patterson transactions (collectively “Transactions”).   The Agreement states that the lender and the Company acknowledge that they do not agree on the interpretation and /or enforcement of each of the parties respective rights under the Loan Agreement and/or the Lease, therefore, the parties acknowledge and agree that neither the lender nor the Company has waived or is waiving any of its rights under the Loan Agreement and or the Lease except for the waivers and or modifications set forth below.  The lender agrees to waive all Events of Default, if any, arising from the Depfa and Matlin Patterson transactions, and the Company will take commercially reasonable efforts but not guarantee that the Matlin Patterson transaction will close by November 30, 2007. The Company has agreed that upon the closing of  both Transactions, the Company will repay the outstanding loan with unpaid accrued interest and all other obligations outstanding under the Loan Agreement and all liabilities under the Lease.  If the Depfa transaction closes prior to the Matlin Patterson transaction, the Company has agreed to prepay the aggregate amounts of the Loan Agreement Obligations and Lease Obligations equal to 75 percent of the net proceeds received by First Albany Companies Inc. and upon closing of the Matlin Patterson transaction will repay in full the remaining amounts from the Loan Agreement Obligations and Lease Obligations.  If the Depfa transaction does not occur by September 30, 2007 or a Depfa closing termination event occurs, the Company will take commercially reasonable efforts to obtain a commitment from a third party lender on or before October 31, 2007 in order to remit to the lender amounts necessary to pay in full the Loan Agreement Obligations and Lease Obligations.   If the Company cannot obtain a refinancing commitment by October 31, 2007, the Company will pay on the last day of each and every interest period after October 31, 2007, an amount equal to the interest at the interest rate on the unpaid principal balance and a principal payment of $500 thousand (current principal payment is $238 thousand) of the Loan Agreement Obligations.  With respect to the Lease, the Company shall continue to perform thereunder in accordance with its terms.   Commencing from the date of the Agreement, if (i) First Albany Companies Inc. complies in all material respects with the terms of the Agreement, (ii) no event of default shall occur under the Loan Agreement or Lease Obligations as modified by the Agreement and (iii) First Albany Companies Inc. shall use commercially reasonable efforts to consummate the MatlinPatterson transaction by November 30, 2007, then the lender has agreed to waive any and all events of  default arising from, in connection with, or as a result of, the failure of the Company to comply with all financial covenants under Section 5.04 of the Loan Agreement.

Short-term Bank Loans and Notes Payable

Short-term bank loans are made under a variety of bank lines of credit totaling $210 million, of which approximately $139 million was outstanding at June 30, 2007.  These bank lines of credit consist of credit lines that the Company has been advised are available solely for financing securities inventory but for which no contractual lending obligation exist and are repayable on demand.  These loans are collateralized by eligible securities, including Company-owned securities, subject to certain regulatory formulas.  Typically, these lines of credit allow the Company to borrow up to 85% to 90% of the market value of the collateral.  These loans bear interest at variable rates based primarily on the Federal Funds interest rate.  The weighted average interest rates on these loans were 5.80% and 5.74% at June 30, 2007 and December 31, 2006, respectively.  At June 30, 2007, short-term bank loans were collateralized by Company-owned securities, which are classified as securities owned, of $159 million.

The Company’s notes payable include a $12.0 million Term Loan to finance the acquisition of Descap Securities, Inc.  The interest rate on this term loan is 2.40% over the 30-day London InterBank Offered Rate (“LIBOR”) (5.38% at June 30, 2007).  Interest only was payable for the first six months, and thereafter monthly payments of $238 thousand in principal and interest over the life of the loan which matures on May 14, 2011.  The Term Loan agreement contains various covenants, as defined in the agreement.  The Agreement requires that the Company’s modified total funded debt to EBITDAR not to exceed 1.75 to 1 (for the twelve month period ending June 30, 2007, modified total funded indebtedness EBITDAR ratio was 0.58 to 1).  In addition, the modified Term Loan agreement requires operating cash flow to total fixed charges (as defined) to be not less than 1.15 to 1 (for the twelve-month period ending June 30, 2007, the operating cash flow to total fixed charge ratio was 1.41 to 1). EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and lease expense plus pro forma adjustments.  The definition of operating cash flow includes the payment of cash dividends; therefore, the Company’s ability to pay cash dividends in the future may be impacted by the covenant.

Principal payments for the Term Loan are due as follows:

(In thousands of dollars)
2007 (remaining)	$1,429
2008	2,857
2009	2,857
2010	2,857
2011	1,238
Total principal payments remaining	$11,238

Regulatory

As of June 30, 2007, First Albany Capital and Descap, both registered broker-dealer subsidiaries of First Albany Companies Inc., were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of June 30, 2007, First Albany Capital had net capital of $9.5 million, which exceeded minimum net capital requirements by $8.5 million, while Descap had net capital of $4.3 million, which exceeded minimum net capital requirements by $4.0 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of June 30, 2007, the Company had $42 thousand in outstanding underwriting commitments and had purchased $4.7 million and sold $33.9 million securities on a when-issued basis.

Investments and Commitments

As of June 30, 2007, the Company had a commitment to invest up to an additional $2.4 million in FA Technology Ventures, L.P. (the “Partnership”).  The investment period expired in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from working capital. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partnership are George McNamee, Chairman of the Company, First Albany Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the Partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the Partnership Agreement, under certain conditions, the General Partnership is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner will receive a carried interest on customary terms. The General Partner has contracted with FA Technology Ventures Corporation (“FATV”), a wholly owned subsidiary of the Company, to act as an investment advisor to the General Partner.

As of June 30, 2007, the Company had an additional commitment to invest up to $0.2 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (“EIF”). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through working capital.

Over the last several years, the Company funded much of its operating losses through the sale of its publicly held investments.  The Company’s current investment portfolio consists almost entirely of its interest in the Partnership, the General Partner, and the EIF.  Such investments are relatively illiquid and the Company may not realize any return on these investments for some time or at all.

Contingent Consideration

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities Inc., a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2006 and May 31, 2007, if Descap’s Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Descap’s Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Descap’s Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that the Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.  Based upon Descap’s Pre-Tax Net Income from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at June 30, 2007.  Also, based upon Descap’s pre-tax net income from June 1, 2006 to May 31, 2007, no contingent consideration would be payable to the sellers.

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

Tax Valuation Allowance

At June 30, 2007, the Company had a valuation allowance of approximately $23 million compared to $21.8 million at December 31, 2006. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income.  As a result, the Company does not anticipate that the payment of future taxes will have a significant negative impact on its liquidity and capital resources.

OFF BALANCE SHEET ARRANGEMENTS

Information concerning the Company’s off balance sheet arrangements are included in the Contractual Obligations section which follows.  Except as set forth in such sections, the Company has no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company has obligations and commitments to make future payments in connection with our debt, leases, compensation and retention programs and investments. See Notes to unaudited condensed consolidated financial statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	Total	2007	2008	2009	2010	2011	Thereafter	All Others
Short-term bank loans	$139,065	$139,065	$-	$-	$-	$-	$-	$-
Long term debt (1)	11,238	1,429	2,857	2,857	2,857	1,238	-	-
Capital lease obligations (including interest)	3,117	758	999	676	460	213	11	-
Operating leases (net of sublease rental income)(2)	22,214	2,893	5,231	2,731	2,418	2,339	6,602	-
Guaranteed compensation payments (3)	3,289	515	2,449	325	-	-	-	-
Deferred compensation payments (4)	2,297	-	913	927	457	-	-	-
Partnership and employee investment funds commitments (5)	2,600	2,600	-	-	-	-	-	-
Subordinated debt (6)	2,962	-	1,299	465	287	108	803	-
Unrecognized tax benefits (7)	898	-	-	-	-	-	-	898
Total	$187,680	$147,260	$13,748	$7,981	$6,479	$3,898	$7,416	$898

(1)	The Company has a note payable which has principal payments associated with it (see Notes to the unaudited Condensed Consolidated Financial Statements).

(2)
The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2015 (see Notes to the unaudited Condensed Consolidated Financial Statements).  The 2012 obligation is $2,317 and the remaining obligation thereafter is $4,285.

(3)	Guaranteed compensation payments primarily include various employment and consulting compensation arrangements.

(4)	Deferred compensation payments are comprised of cash awards that vest over a three year period.

(5)
The Company has a commitment to invest in FA Technology Ventures, LP (the “Partnership”) and an additional commitment to invest in funds that invest in parallel with the Partnership (see Notes to the unaudited Condensed Consolidated Financial Statements).

(6)
A select group of management and highly compensated employees are eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  The 2012 obligation is $207 and the remaining obligation thereafter is $596.

(7)
At June 30, 2007 the Company has a reserve for unrecognized tax benefits including related interest of $0.9 million.  The reserve has two components; $0.8 million is recorded as a liability on the Company’s books while $0.1 million is recorded as a reduction to the valuation allowance.  The Company is unable at this time to estimate the periods in which potential cash outflows relating to these liabilities would occur; because, the timing of the cash flows are dependant upon audit by the relevant taxing authorities.   The Company does not currently have any tax returns under examination.  (see Notes to the unaudited Condensed Consolidated Financial Statements).

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

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date.  The amounts shown are net of long and short positions:

(In thousands of dollars)	2007	2008	2009	2010	2011	2012	Thereafter	Total
Fair value of securities
Corporate bonds	$1	$-	$80	$42	$-	$1	$25,659	$25,783
State and municipal bonds	60	997	91	7,623	2,398	12,107	116,675	139,951
US Government and federal agency obligations	1	(1,279)	(7,581)	(4,693)	420	(6,777)	35,501	15,592
Subtotal	62	(282)	(7,410)	2,972	2,818	5,331	177,835	181,326
Equity securities	4,167	-	-	-	-	-	-	4,167
Investments	12,403	-	-	-	-	-	-	12,403
Fair value of securities	$16,632	$(282)	$(7,410)	$2,972	$2,818	$5,331	$177,835	$197,896

Following is a discussion of the Company's primary market risk exposures as of June 30, 2007, including a discussion of how those exposures are currently managed.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at June 30, 2007 was $119.6 million and $153.9 million at December 31, 2006 (net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.  At June 30, 2007, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $6.7 million and at year-end 2006 was $8.3 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $4.2 million in securities owned at June 30, 2007 and $13.4 million in securities owned at December 31, 2006, and have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by stock exchanges, and amounts to $0.4 million at June 30, 2007 and $1.3 million at year-end 2006.  The Company's investment portfolio, excluding the consolidation of Employee Investment Fund (see “Investments” note to the unaudited Consolidated Financial Statements), at June 30, 2007 had a fair market value of $12.4 and at December 31, 2006, had a fair market value of $10.9 million.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations, and amounts to $1.2 million at June 30, 2007 and $1.1 million at December 31, 2006.  The actual risks and results of such adverse effects may differ substantially.

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

In addition, the Company has incurred substantial costs in connection with entering into agreements regarding the sale of its Municipal Capital Markets Division to DEPFA BANK plc and the recapitalization with MatlinPatterson Global Opportunities Partners II.  These transactions are subject to a variety of closing conditions and the need to meet these conditions could delay or prevent the consummation of either of these transactions.  It cannot be assumed that these conditions will be met or that their terms, conditions and timing will not be detrimental to the Company.

Item 4.  Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the June 30, 2007 quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
For the first six months of 2007 there were no issuances of unregistered shares and no issuer purchases of equity securities.

Item 5.  Other information

Due to the fact that the Annual Meeting of Shareholders for 2007 has been delayed by more than thirty days from the date of last year’s annual meeting, the deadline for submission of shareholder proposals has been amended as follows:  If a shareholder intends to present a proposal at the Company’s Annual Meeting of Shareholders which is currently expected to be held in September , 2007 and seeks to have the proposal included in the Company’s proxy statement relating to that meeting, pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, the proposal must have been received by the Company no later than the close of business on June 30, 2007 as previously stated in the current report on Form 8-K dated as of June 15, 2007 and filed by the Company on June 18, 2007.

If a shareholder wishes to present a matter at the Company’s Annual Meeting of Shareholders, currently expected to be held in September, 2007 that is outside of the processes of Rule 14a-8 of the Securities Exchange Act of 1934, as amended, the proposal must be received by the Company no earlier than 70 days prior to the date of the Annual Meeting of Shareholders and no later than the close of business on the tenth day prior to the Annual Meeting of Shareholders.

The Company will notify shareholders of the date of the Annual Meeting of Shareholders as soon as practicable after it is determined.

Item 6. Exhibits

(a)   Exhibits

Item Number	Item

10.29
Asset Purchase Agreement dated as of March 6, 2007 among DEPFA BANK plc, First Albany Capital Inc., and First Albany Companies Inc. (filed as exhibit 10.29 to form 10Q for the quarter ended March 31, 2007)

10.30	Investment Agreement dated as of May 14, 2007 between First Albany Companies Inc. and MatlinPatterson FA Acquisition LLC (filed as exhibit 10.1 to form 8K dated May 14, 2007)

10.31	Amendment No. 1 to the Rights Agreement as of May 14, 2007 (filed as exhibit 4.1 to form 8K/A dated May 18, 2007)

10.32
Notice and Waiver Letter Agreement dated as of July 25, 2007 by and among First Albany Companies Inc., First Albany Capital Inc. and DEPFA BANK plc.  (filed as exhibit 10.1 to form 8K dated July 31, 2007)

10.33
Notice and Waiver Letter Agreement dated as of July 25, 2007 by and among DEPFA BANK plc, First Albany Companies Inc and First Albany Capital Inc.  (filed as exhibit 10.2 to form 8K dated July 31, 2007)

10.34
Letter Agreement dated as of August 6, 2007 by and among KeyBank National Association, Key Equipment Finance Inc. f/k/a KeyCorp Leasing Ltd. And First Albany Companies Inc. (filed as an exhibit herewith)

10.35	Non-Compete and Non-Solicit Agreement with an executive officer of the Company dated May 12, 2007 (filed as an exhibit herewith)

10.36	Addendum dated May 13, 2007 to the Letter Agreement dated May 12, 2007 between an executive officer of the Company and First Albany Companies Inc. (filed as an exhibit herewith)

10.37	Letter Agreement dated April 27, 2007 between MatlinPatterson Global Advisors LLC and an executive officer of the Company (filed as an exhibit herewith)

10.38	Employment Agreement with an executive officer of the Company dated as of May 15, 2007 (filed as an exhibit herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, furnished herewith

31.2	Rule 13-a-14(a)/15d-14(a) Certification of Chief Financial Officer, furnished herewith

32	Section 1350 Certifications, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Albany Companies Inc.
(Registrant)

Date:	August 8, 2007	/s/ Peter J. McNierney
Peter J. McNierney
Chief Executive Officer

Date:	August 8, 2007	/s/ C. Brian Coad
C. Brian Coad
Chief Financial Officer
(Principal Accounting Officer)