Form 10-Q
period 2007-10-31
FIRST ALBANY COMPANIES INC
filed 2007-11-05
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007
- or -
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 014140

FIRST ALBANY COMPANIES INC.

(Exact name of registrant as specified in its charter)

New York	22-2655804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Penn Plaza, New York, New York	10119
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(212) 273-7100

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

54,265,614 shares of Common Stock were outstanding as of the close of business on October 15, 2007

          FIRST ALBANY COMPANIES INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (unaudited)

FIRST ALBANY COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Financial Condition at September 30, 2007 (unaudited) and December 31, 2006	3

		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6-24

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-38

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	39-40

	Item 4.	Controls and Procedures	41

Part II	Other Information

	Item 1.	Legal Proceedings	42

	Item 4.	Submission of matters to a vote of security holders	43-44

	Item 5.	Other Information	45

	Item 6.	Exhibits	46

          FIRST ALBANY COMPANIES INC.
          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          (Unaudited)

Part I – Financial Information

Item 1.  Financial Statements

(In thousands of dollars)	September 30	December 31
As of	2007	2006
Assets
Cash	$47,015	$4,192
Cash and securities segregated for regulatory purposes	1,700	5,200
Securities purchased under agreement to resell	-	14,083
Receivables from:
Brokers, dealers and clearing agencies	1,722	10,626
Customers	266	2,898
Others	3,659	6,933
Securities owned	107,489	276,167
Investments	16,473	12,250
Office equipment and leasehold improvements, net	3,076	4,516
Intangible assets, including goodwill	17,822	17,862
Other assets	1,885	2,391
Total Assets	$201,107	$357,118
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$-	$128,525
Payables to:
Brokers, dealers and clearing agencies	38,514	49,065
Customers	205	1,151
Others	5,536	8,996
Securities sold, but not yet purchased	42,200	52,120
Accounts payable	4,983	4,118
Accrued compensation	10,268	32,445
Accrued expenses	6,267	8,273
Income taxes payable	-	131
Notes payable	-	12,667
Obligations under capitalized leases	-	3,522
Total Liabilities	107,973	301,013
Commitments and Contingencies
Temporary capital	104	104
Subordinated debt	2,962	4,424
Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 1,500,000 shares as of September 30, 2007, 500,000 shares as of December 31, 2006; none issued
Common stock; $.01 par value; authorized 100,000,000 shares as of September 30, 2007, 50,000,000 shares as of December 31, 2006; issued 56,023,930 shares and 17,613,827 shares, respectively	561	176
Additional paid-in capital	203,143	152,573
Deferred compensation	1,600	2,647
Accumulated deficit	(112,354)	(100,605)
Treasury stock, at cost (1,758,316 shares and 1,168,748 shares, respectively)	(2,882)	(3,214)
Total Stockholders’ Equity	90,068	51,577
Total Liabilities and Stockholders’ Equity	$201,107	$357,118

The accompanying notes are an integral part
of these condensed consolidated financial statements.

          FIRST ALBANY COMPANIES INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars except for per share amounts and shares outstanding)	2007	2006	2007	2006
Revenues:
Commissions	$984	$2,633	$3,995	$9,339
Principal transactions	4,339	7,260	15,232	32,814
Investment banking	1,554	4,164	6,454	23,390
Investment gains (losses)	1,203	(3,571)	1,708	(8,518)
Interest	3,343	3,646	12,004	11,163
Fees and other	350	342	1,249	1,510
Total revenues	11,773	14,474	40,642	69,698
Interest expense	3,090	3,427	11,137	11,815
Net revenues	8,683	11,047	29,505	57,883
Expenses (excluding interest):
Compensation and benefits	11,597	15,087	30,524	61,994
Clearing, settlement and brokerage costs	589	1,409	2,660	4,655
Communications and data processing	1,802	2,331	6,008	7,111
Occupancy and depreciation	1,768	2,819	4,916	6,894
Selling	989	944	2,958	3,483
Other	1,803	1,757	4,497	5,799
Total expenses (excluding interest)	18,548	24,347	51,563	89,936
Loss from continuing operations before income taxes	(9,865)	(13,300)	(22,058)	(32,053)
Income tax benefit	(2,966)	-	(3,470)	-
Loss from continuing operations	(6,899)	(13,300)	(18,588)	(32,053)
Income from discontinued operations ( including a pre-tax gain on sale of $8,406) (net of taxes) (see “Discontinued Operations” note)	5,224	874	7,473	808
Loss before cumulative effect of change in accounting principle	(1,675)	(12,426)	(11,115)	(31,245)
Cumulative effect of accounting change, (net of taxes $0 in 2006) (see “Benefit Plans” note)	-	-	-	427
Net Loss	$(1,675)	$(12,426)	$(11,115)	$(30,818)

Per share data:
Basic earnings:
Continuing operations	$(0.34)	$(0.89)	$(1.08)	$(2.10)
Discontinued operations	0.26	0.06	0.43	0.05
Cumulative effect of accounting change	-	-	-	0.03
Net Loss	$(0.08)	$(0.83)	$(0.65)	$(2.02)
Diluted earnings:
Continuing operations	$(0.34)	$(0.89)	$(1.08)	$(2.10)
Discontinued operations	0.26	0.06	0.43	0.05
Cumulative effect of accounting change	-	-	-	0.03
Net Loss	$(0.08)	$(0.83)	$(0.65)	$(2.02)
Weighted average common and common equivalent shares outstanding:
Basic	20,388,132	14,899,504	17,202,217	15,226,530
Diluted	20,388,132	14,899,504	17,202,217	15,226,530

The accompanying notes are an integral part
of these condensed consolidated financial statements.

          FIRST ALBANY COMPANIES INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (unaudited)

(In thousands of dollars)	Nine Months Ended September 30
	2007	2006
Cash flows from operating activities:
Net loss	$(11,115)	$(30,818)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,341	1,971
Amortization of warrants	-	498
Impairment loss (see “Intangible Assets, Including Goodwill” note)	-	1,599
Deferred compensation	(22)	206
Unrealized investment (gains)/losses	(1,832)	31,862
Realized losses (gains) on sale of investments	124	(23,344)
Gain on sale of fixed assets, including termination of office lease	-	(19)
Stock based compensation	4,141	5,644
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	3,500	2,600
Securities purchased under agreement to resell	14,083	16,748
Net receivables from customers	1,686	(693)
Securities owned, net	158,811	12,284
Other assets	506	974
Net payable to brokers, dealers and clearing agencies	(1,647)	3,145
Net payables to others	4,625	2,017
Accounts payable and accrued expenses	(23,837)	(4,668)
Income taxes payable, net	(131)	-
Net cash provided by operating activities	150,233	20,006
Cash flows from investing activities:
Acquisition of Broadpoint Securities (see “Temporary Capital” note)	-	(3,270)
Purchases of office equipment and leasehold improvements	(310)	(2,694)
Sale of office equipment and leasehold improvements	457	5,051
Purchases of investments	(2,512)	(4,819)
Proceeds from sale of investments	208	29,090
Net cash used in investing activities	(2,157)	23,358
Cash flows from financing activities:
Payment of short-term bank loans, net	(128,525)	(18,405)
Proceeds of notes payable	-	9,025
Payments of notes payable	(12,667)	(26,169)
Payments of obligations under capitalized leases	(3,522)	(1,345)
Proceeds from subordinated debt	-	159
Payment of subordinated debt	(1,462)	(1,288)
Proceeds from issuance of common stock under stock option plans	-	55
Proceeds from issuance of common stock	50,000	-
Payment of expenses related to issuance of common stock	(3,908)
Payments for purchases of treasury stock	(94)	(367)
Decrease in drafts payable	(5,075)	(4,592)
Net cash used in financing activities	(105,253)	(42,927)
Increase in cash	42,823	437
Cash at beginning of the period	4,192	1,926
Cash at the end of the period	$47,015	$2,363

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of results for such periods.  The results for any interim period are not necessarily indicative of those for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006.

First Albany Companies Inc. and its subsidiaries (the "Company") operate an independent investment bank and institutional securities firm focused on the corporate middle market.  The Company offers financial advisory and capital raising services to small and mid-cap companies, and provides trade execution in equity, mortgage-backed, convertible and high grade securities. The Company is traded on NASDAQ under the symbol “FACT”.

Broadpoint Capital, Inc., formerly known as First Albany Capital Inc. (“Broadpoint Capital”), a subsidiary of First Albany Companies Inc., is a broker-dealer and investment banking firm serving the corporate middle market. Through its Equities businesses, the firm offers a diverse range of products and advisory services in the areas of corporate finance and equity sales and trading.  Broadpoint Capital was founded in 1953.

Broadpoint Securities Inc., formerly known as Descap Securities Inc. (“Broadpoint Securities”), a subsidiary of First Albany Companies Inc., is a specialized broker-dealer and boutique investment banking firm specializing in secondary trading of mortgage and asset-backed securities as well as the primary issuance of debt financing.  The Company acquired Broadpoint Securities in May of 2004.

FA Technology Ventures Corporation (“FATV”), a subsidiary of First Albany Companies Inc., manages FA Technology Ventures L.P. and certain other employee investment funds, providing management and guidance for portfolio companies that are principally involved in the emerging growth sectors of information and energy technology.

2.	Liquidity

On September 14, 2007, the Company completed the asset sale to DEPFA Bank PLC (“DEPFA”) pursuant to which DEPFA acquired the Municipal Capital Markets Group of the Company’s subsidiary, Broadpoint Capital, in connection with which the Company recognized a pre-tax gain on sale in the amount of $8.4 million.  On September 21, 2007, the Company also closed the previously announced investment from an affiliate of MatlinPatterson Global Opportunities Partners II, L.P. (“MatlinPatterson”) in which the Company received net proceeds from the sale of common stock of $46.1 million.  Pursuant to the Investment Agreement, MatlinPatterson, received 37.9 million newly issued shares and two co-investors received a total of 0.4 million newly issued shares which represents approximately 69.74 percent and 0.82 percent, respectively, of the issued and outstanding voting power of the Company immediately following the closing on the investment transaction.

3.	Reclassifications

Certain 2006 amounts on the Condensed Consolidated Statements of Operations have been reclassified to conform to the 2007 presentation.  Expenses of $0.2 million and $0.5 million for the three and nine months ended September 30, 2006 related to investment banking business development were reclassified from investment banking revenue to selling or other expense, depending upon the nature of the expense incurred.  The reclassification results in investment banking revenue being recorded net of related un-reimbursed expenses while un-reimbursed expenses which have no related revenue are presented as a component of selling expense.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

4.	Earnings Per Common Share

The Company calculates its basic and diluted earnings per shares in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per share are computed based upon weighted-average shares outstanding.  Diluted earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, unexercised options and any contingently issued shares (see “Temporary Capital” note). The weighted-average shares outstanding were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Weighted average shares for basic earnings per share	20,388,132	14,899,504	17,202,217	15,226,530
Effect of dilutive common equivalent shares	-	-	-	-
Weighted average shares and dilutive common stock equivalents for diluted earnings per share	20,388,132	14,899,504	17,202,217	15,226,530

For the three months and nine months ended September 30, 2007, the Company excluded approximately 0.3 million common stock equivalents in its computation of diluted earnings per share for both periods because they were anti-dilutive.  For the three months and nine months ended September 30, 2006, the Company excluded approximately 0.3 million common stock equivalents, in its computation of diluted earnings per share for both periods because they were anti-dilutive.  In addition, at September 30, 2007 and September 30, 2006, approximately 0.1 million and 1.9 million shares of restricted stock awards (see “Benefit Plans” note) which are included in shares outstanding and are not included in the basic earnings per share computation because they are not vested as of September 30, 2007 and September 30, 2006, respectively.

5.	Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following:

(In thousands of dollars)	September 30 2007	December 31 2006
Adjustment to record securities owned on a trade date basis, net	$36	$-
Securities borrowed	-	455
Securities failed-to-deliver	124	3,841
Commissions receivable	499	2,146
Receivable from clearing organizations	1,063	4,184
Total receivables	$1,722	$10,626
Adjustment to record securities owned on a trade date basis, net	$2	$2,173
Payable to clearing organizations	38,439	43,807
Securities failed-to-receive	73	3,085
Total payables	$38,514	$49,065

Proprietary securities transactions are recorded on the trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the unaudited condensed consolidated statements of financial condition.

6.	Receivables from and Payables to Customers

At September 30, 2007, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional clients.

The majority of the Company’s non-institutional customers’ securities transactions, including those of officers, directors, employees and related individuals, are cleared through a third party under a clearing agreement.  Under this agreement, the clearing agent executes and settles customer securities transactions, collects margin receivables related to these transactions, monitors the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, requires the customer to deposit additional collateral with them or to reduce positions, if necessary.  In the event the customer is unable to fulfill its contractual obligations, the clearing agent may purchase or sell the financial instrument underlying the contract, and as a result may incur a loss.

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which, as a result, exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this indemnification.  At September 30, 2007, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

7.	Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at:

	September 30, 2007		December 31, 2006
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$84,286	$42,197	$90,652	$51,393
State and municipal bonds	6	1	139,811	26
Corporate obligations	18,547	-	31,146	84
Corporate stocks	3,776	2	12,989	456
Options	-	-	258	161
Not Readily Marketable Securities
Securities with no publicly quoted market	379	-	1,008	-
Securities subject to restrictions	495	-	303	-
Total	$107,489	$42,200	$276,167	$52,120

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

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

8.	Intangible Assets, Including Goodwill

(In thousands of dollars)	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Value
Intangible assets
Customer related (amortizable):
Broadpoint Securities, Inc. - Acquisition	$641	$(183)	$-	$458
Institutional convertible bond arbitrage group -Acquisition	1,017	(382)	(635)	-
	1,658	(565)	(635)	458
Goodwill (unamortizable):
Broadpoint Securities, Inc. - Acquisition	25,250	-	(7,886)	17,364
Institutional convertible bond arbitrage group - Acquisition	964	-	(964)	-
	26,214	-	(8,850)	17,364
Total Intangible Assets	$27,872	$(565)	$(9,485)	$17,822

Customer related intangible assets are being amortized over 12 years.  The Company has recognized $40 thousand of amortization expense year to date as of September 30, 2007, future amortization expense is estimated as follows:

(In thousands of dollars)
2007 (remaining)	$13
2008	53
2009	53
2010	53
2011	53
2012	53
Thereafter	180
Total	$458

As a result of annual impairment testing, the goodwill related to the acquisition of Broadpoint Securities was determined to be impaired as of December 31, 2006.  Fair value of the Broadpoint Securities reporting unit was determined using both the income and market approaches.  The income approach determines fair value using a discounted cash flow analysis based on management’s projections.  The market approach analyzes and compares the operations performance and financial conditions of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison.  The valuation gives equal weight to the two approaches to arrive at the fair value of the reporting unit.  As a result of the valuation, as of December 31, 2006, the carrying value of goodwill was greater than the implied value of goodwill resulting in a goodwill impairment loss of $7.9 million recognized in the caption “Impairment” on the Statements of Operations for the year ended December 31, 2006.

A plan approved by the Board of Directors on September 28, 2006 to discontinue operations of the Institutional Convertible Bond Arbitrage Advisory Group (the “Group”) triggered an impairment test in the third quarter of 2006 in accordance with SFAS No. 142 Goodwill and Other Intangible Assets.  The value of the Group was more dependent on their ability to generate earnings than on the value of the assets used in operations, therefore fair value of the Group was determined using the income approach.  The income approach determines fair value using a discounted cash flow analysis based on management’s projections.  Based on the impairment test, a goodwill impairment loss of $1.0 million was recognized in discontinued operations for the year ended December 31, 2006.  As a result of impairment testing of the disposal group in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, it was determined that amortizable customer related intangibles were also impaired.  An impairment loss of $0.6 million was recognized related to amortizable intangible assets in discontinued operations for the year ended December 31, 2006.  The Group ceased operations in April 2007.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

9.	Investments

The Company’s investment portfolio includes interests in privately held companies. Information regarding these investments has been aggregated and is presented below.

(In thousands of dollars)	September 30 2007	December 31 2006
Carrying Value
Private	$14,617	$10,866
Consolidation of Employee Investment Funds, net of Company’s ownership interest	1,856	1,384
Total carrying value	$16,473	$12,250

Investment gains (losses) were comprised of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars)	2007	2006	2007	2006
Public (net realized and unrealized gains and losses)	$-	$(3,756)	$-	$(13,747)
Private (net realized and unrealized gains and losses)	1,203	185	1,708	5,229
Investment gains (losses)	$1,203	$(3,571)	$1,708	$(8,518)

Public investment losses for the three and nine months ended September 30, 2006 related to investments in iRobot and Mechanical Technology Incorporated were completely liquidated during the year ended December 31, 2006.

Privately held investments include an investment of $14.1 million in FA Technology Ventures L.P. (the “Partnership”), which represented the Company’s maximum exposure to loss in the Partnership at September 30, 2007.  The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.  At September 30, 2007 total Partnership capital for all investors in the Partnership equaled $55.0 million.  While the Partnership is considered a variable interest entity, the Company is not considered the primary beneficiary, and as such, has not consolidated the partnership.  FATV, a wholly-owned subsidiary, is the investment advisor for the Partnership.  Revenues recorded from the management of this investment and the Employee Investment Funds for the nine-month period ended September 30, 2007 and 2006 were $0.7 million and $1.2 million in consolidation, respectively.

The Company has consolidated its Employee Investment Funds (“EIF”). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp. (formerly known as FAC Management Corp.), a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company’s carrying value of this EIF is $0.2 million excluding the effects of consolidation.  The Company has outstanding loans of $0.3 million from the EIF and is also committed to loan an additional $0.2 million to the EIF.  The effect of consolidation was an increase to Investments by $1.9 million a decrease to Receivable from Others by $0.31 million and increase Payable to Others of $1.5 million.  The amounts in Payable to Others relate to the value of the EIF owned by employees.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

10.	Payables to Others

Amounts payable to others consisted of the following at:

(In thousands of dollars)	September 30 2007	December 31 2006
Drafts payable	$867	$5,942
Payable to Employees for the Employee Investment Funds (see “Investments” footnote)	1,538	1,039
Payable to Sellers of Broadpoint Securities, Inc. (see “Commitments and Contingencies” footnote)	1,036	1,036
Accrued income tax provision	1,523	-
Others	572	979
Total	$5,536	$8,996

The Company maintains a group of “zero-balance” bank accounts which are included in payables to others on the Statement of Financial Condition.   Drafts payable represent the balance in these accounts related to outstanding checks that have not yet been presented for payment at the bank.  The Company has sufficient funds on deposit to clear these checks, and these funds will be transferred to the “zero-balance” accounts upon presentment.  The Company maintained one “zero-balance” account which was used as a cash management technique, permitted under Rule 15c3-3 of the Securities and Exchange Commission,  to obtain federal funds for a fee, which is lower than prevailing interest rates, in amounts equivalent to amounts in customers’ segregated funds accounts with a bank. This cash management technique was discontinued during September 2007.

Due to the sale and related discontinuance of the Municipal Capital Markets group the Company recognized a gain in discontinued operations for the three and nine months ended September 30, 2007.  The Company had loss from continuing operations and continues to have a full valuation allowance.   Under the accounting for income tax rules described in FASB Statement No. 109, the company is required to estimate an annual effective tax rate for continuing operations and use it to calculate tax for the quarter. That is, the Company would not calculate each quarter on a stand-alone basis, but instead estimate tax for the year and convert it into an annual effective tax rate which is applied to each quarter. The rules require that tax on income from discontinued operations be calculated on a discrete basis and recorded in the period in which the income from discontinued operation occurs.   The result is a mismatch of tax expense and tax benefit in interim periods when the Company calculates the year to date provision on discontinued operations and record it in its entirety in the year to date discontinued operations provision, but only record part of the offsetting benefit in the continuing provision because the rules require the Company to spread it over the entire year under the effective tax rate methodology. Although the amounts will eventually offset each other at year end, to the extent they do not match in interim periods, the difference is recorded as an accrued income tax provision liability on the balance sheet.  The Company recorded a liability of $1.5 million which will be recognized in the fourth quarter.

11.	Short-Term Bank Loans and Notes Payables

At September 30, 2007, the Company had no outstanding short-term bank loans.  The Company has bank lines of credit totaling $210 million for financing securities inventory but for which no contractual lending obligations exist and are repayable on demand.  Generally, these lines of credit allow the Company to borrow up to 50% to 90% of the market value of eligible securities, including Company-owned securities, subject to certain regulatory formulas.  These loans bear interest at variable rate based primarily on the Federal Funds interest rate.  The weighted average interest rate on these loans was 5.74% at December 31, 2006.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

During the nine months ended September 30, 2007, the Company paid the remaining balance of the term loan of $12.7 million related to the acquisition of Broadpoint Securities pursuant to an agreement (“the Agreement”) entered into on August 6, 2007, with the Company’s lender and lessor (also see Note 12: Obligations under Capitalized Leases).  The Agreement stated that the lender and the Company acknowledged that they did not agree on the interpretation and /or enforcement of each of the parties respective rights under the Loan Agreement and/or the Lease, therefore, the parties acknowledged and agreed that neither the lender nor the Company had waived or was waiving any of its rights under the Loan Agreement and or the Lease except for the waivers and or modifications.  The Agreement also amended the Company’s obligations under the Loan Agreement with respect to the DEPFA and MatlinPatterson transactions.  The Company agreed to repay, upon closing of the DEPFA transaction, Loan Agreement obligations equal to 75 percent of the net proceeds received by the Company and upon closing of the MatlinPatterson transaction to pay in full the remaining balance of the loan.  On September 14, 2007 upon the close of the DEPFA transaction the Company made a principal payment of $0.8 million pursuant to the Agreement.  On September 21, 2007, upon the close of the MatlinPatterson transaction, the Company paid the remaining $9.8 million balance of the term loan.

12.	Obligations Under Capitalized Leases

Pursuant to the Agreement entered into between the Company and its lessor on August 6, 2007, the Company amended its lease obligations under the lease agreements with respect to the MatlinPatterson transaction.  On September 21, 2007, the MatlinPatterson transaction closed and pursuant to the Agreement all capital leases with the lender were paid in full.

13.	Commitments and Contingencies

Commitments:  As of September 30, 2007, the Company had a commitment to invest up to an additional $1.3 million in FA Technology Ventures, LP (the “Partnership”). The initial investment period expired in July 2006, however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from its working capital. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership serve as officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner are George McNamee, a Director of the Company, Broadpoint Enterprise Funding, Inc. (formerly known as First Albany Enterprise Funding, Inc.), a wholly owned subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner has contracted with FATV to act as its investment advisor.

As of September 30, 2007, the Company had an additional commitment to invest up to $0.2 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company from working capital.

Over the last several years the Company funded much of its operating losses through the sale of its publicly held investments.  The Company’s current investment portfolio consists almost entirely of its interest in the Partnership, the General Partner, and the EIF.  Such investments are illiquid and the Company may not realize any return on these investments for some time or at all.

Contingent Consideration:  On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities Inc., now Broadpoint Securities Inc., a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2005, May 31, 2006 and May 31, 2007, if Broadpoint Securities’ Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Broadpoint Securities’ Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Broadpoint Securities’ Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.  Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at September 30, 2007.  Also, based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2006 to May 31, 2007, no contingent consideration would be payable to the Sellers for this period.

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

Future minimum annual lease payments, and sublease rental income, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2007 (remaining)	$1,590	$378	$1,212
2008	5,583	1,307	4,276
2009	2,427	169	2,258
2010	2,346	158	2,188
2011	2,266	100	2,166
2012	2,244	99	2,145
Thereafter	4,032	91	3,941
Total	$20,488	$2,302	$18,186

Litigation:  In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”).  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration.  Discovery is currently underway.  The Company believes that it has strong defenses and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.  However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

The Company’s wholly owned subsidiary Broadpoint Securities acted as the seller in a series of purchases by a large institutional customer of collateralized mortgage securities (the “Bonds”) from April through June 2006.  In these transactions, Broadpoint Securities acted as “riskless principal,” insofar as it purchased the Bonds from a third party and immediately resold them to the customer.  The customer who purchased the Bonds has claimed that Broadpoint Securities misled the customer through misrepresentations and omissions concerning certain fundamental elements of the Bonds and that the customer would not have purchased the Bonds had it not been misled by Broadpoint Securities.  By letter of September 14, 2006, the customer claimed that the Company and Broadpoint Securities are liable to the customer for damages in an amount in excess of $21 million and has threatened litigation if the dispute is not resolved.  The Company and Broadpoint Securities have denied that Broadpoint Securities is responsible for the customer’s damages and intend to defend vigorously any litigation that the customer may commence.  The Company and Broadpoint Securities have held discussions with the customer in an attempt to resolve the dispute.  In addition, Broadpoint Securities has taken steps that the Company and Broadpoint Securities believe have mitigated substantially any losses that the customer may have suffered as a result of its purchase of the Bonds.  No legal proceedings have been brought to date.  The outcome of this dispute is highly uncertain, however, and an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

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

Collateral:  The fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities at December 31, 2006 consisted of securities purchased under agreements to resell of $13.9 million and securities borrowed of $0.4 million.  At December 31, 2006, a substantial portion of the collateral received by the Company had been sold or repledged.

Other:  The Company enters into underwriting commitments to purchase securities as part of its investment banking business.  Also, the Company may purchase and sell securities on a when-issued basis.  As of September 30, the Company had no outstanding underwriting commitments and had purchased $19.6 million and sold $30.9 million securities on a when-issued basis.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

14.	Temporary Capital

In connection with the Company’s acquisition of Broadpoint Securities, the Company issued 549,476 shares of stock which provide the Sellers the right (the “put right”) to require the Company to purchase back the shares issued, at a price of $6.14 per share.  Accordingly, the Company has recognized as temporary capital the amount that it may be required to pay under the agreement.  If the put right is not exercised by the time it expires, the Company will reclassify the temporary capital to stockholders’ equity. The Company also has the right to purchase back these shares from the Sellers at a price of $14.46.  The earnout period ended on May 31, 2007.  The put and call rights expire on the date upon which the final earnout payment is required to be made.  In June 2006, certain of the Sellers of Broadpoint Securities exercised their put rights and the Company repurchased 532,484 shares at $6.14 per share for the total amount of $3.3 million.

15.	Subordinated Debt

A select group of management and highly compensated employees were eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees and the First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees (the “Key Plans”).  The Key PLans were frozen by the Board of Directors on October 26, 2006 with respect to deferrals subsequent to the 2006 plan year.  The employees entered into subordinated loans with the Company to provide for the deferral of compensation and employer allocations under the Key Plans.  The New York Stock Exchange has approved the Company’s subordinated debt agreements related to the Key Plans.  Pursuant to these approvals, these amounts are allowable in the Company’s computation of net capital.  The accounts of the participants of the Key Plans are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  Principal debt repayment requirements, which occur on about April 15th of each year, as of September 30, 2007, are as follows:

(In thousands of dollars)
2008	$1,299
2009	465
2010	287
2011	108
2012 to 2016	803
Total	$2,962

16.	Stockholders’ Equity

MatlinPatterson Transaction
On September 21, 2007, after approval by the Company’s shareholders, the Company closed a $50 million equity investment transaction with an affiliate of MatlinPatterson.  As part of the transaction, MatlinPatterson and two co-investors received an aggregate of 38.4 million shares of the Company’s common stock.  The number of shares issued to MatlinPatterson and the co-investors is subject to upward adjustment based on the Company's net tangible book value per share at closing and certain other factors to be determined 60 days from the close of the transaction.  The transaction resulted in a net increase of $46.1 million in the Company’s stockholders’ equity.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

Deferred Compensation and Employee Stock Trust
The Company maintains various nonqualified deferred compensation plans in addition to the Key Plans (the "Plans") for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company.  Plan participants may elect under the Plans to have the value of their Plan accounts track the performance of one or more investment benchmarks available under the Plans, including First Albany Companies Common Stock Investment Benchmark, which tracks the performance of First Albany Companies Inc. common stock ("Company Stock").  With respect to the First Albany Companies Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the "Trust") it has established in connection with meeting its related liability under the Plans.  On October 26, 2006, the Plans were frozen by the Board of Directors, with respect to deferrals subsequent to the 2006 plan year, because of declining participation and because the costs of administration outweighed the benefits of maintaining the Plans.

In conjunction with the sale of the Municipal Capital Markets Group, approximately $0.01 million in deferred compensation was forfeited.  Also, due to the change in control which occurred on September 21, 2007 as a result of the MatlinPatterson transaction, $0.04 million in expense was recognized as accelerated vesting under the Plans.

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

Incentive Compensation Plans
The Company’s 2007 Incentive Compensation Plan (the “Incentive Plan”) pursuant to which 13.5 million shares are authorized to be issued allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, performance awards, or other stock based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 25% of the number of shares issued and outstanding immediately prior to the grant.

Restricted stock awards, granted by the Company, have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 2-3 years.  The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. Restricted stock units are generally subject to forfeiture conditions similar to those of the Company’s restricted stock awards granted under its other stock incentive plans historically. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership.  On September 21, 2007, the Company granted 5.1 million restricted stock units under the Incentive Plan valued at the market value of the Company’s common stock as of the grant date and recognized expense of approximately $0.9 million.

In conjunction with the sale of the Municipal Capital Markets Group, approximately $0.8 million in unearned compensation was forfeited.  Also, due to the change in control as defined, which occurred on September 21, 2007 as a result of the MatlinPatterson transaction, $0.9 million in expense was recognized as accelerated vesting under the Plans.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

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

The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The Company has recorded a full valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at September 30, 2007 and December 31, 2006.  The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income.  The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit of the deferred tax assets will not be realized.

In the event actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

As a result of the closing of the MatlinPatterson transaction on September 21, 2007 the Company underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (“IRC Section 382”). In general, IRC Section 382 places an annual limitation on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. It is likely that certain of the tax attribute carryovers will go unutilized because of the limitation. The Company is in the process of analyzing this change and determining the amount of the limitation.

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

During the nine months ended September 30, 2007, $0.2 million of unrecognized tax benefits above, including related interest, was recognized as a result of the lapse of the federal statute of limitations related to the liability.  A benefit of $0.1 million was allocated to discontinued operations and $0.1 million was allocated as an increase to equity.  Also during the nine months ended September 30, 2007, the Company increased its reserve by $0.2 million.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax.  As of January 1, 2007, the Company had accrued approximately $0.1 million of interest and $0 of penalties, which is included as a component of the unrecognized tax benefit noted above.  During the nine months ended September 30, 2007, the Company accrued an additional $49 thousand of interest, which has been recognized as a component of income tax.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.   As of January 1, 2007 and September 30, 2007, with few exceptions, the Company and its subsidiaries were no longer subject to U.S. federal tax or state and local income tax examinations for years before 2003, and 2004, respectively.  There are no returns currently under examination.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

The Company does not anticipate that total unrecognized tax benefits will significantly change due to settlement of audits and the expiration of statute of limitations over the next 12 months with the exception of the recognition of an unrecognized tax benefit of approximately $125,000, due to the expiration of the statute of limitations, associated with the valuation of certain property.

18.	Benefit Plans

First Albany Companies Inc. has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights, restricted stock/restricted stock units, which expire at various times through April 25, 2017.  The following is a recap of all plans as of September 30, 2007:

Shares authorized for issuance	13,566,404
Share awards used:
Stock options granted and outstanding	1,436,898
Restricted stock awards granted and unvested	87,882
Restricted stock units granted and unvested	4,545,000
Restricted stock units granted and vested	580,000
Restricted stock units committed not yet granted	1,625,000
Total share awards used	8,274,780

Shares available for future awards	5,291,624

For the nine-month period ended September 30, 2007 and September 30, 2006, total compensation expense for share based payment arrangements was $4.1 million and $5.6 million, respectively and the related tax benefit was $0 for both periods.  At September 30, 2007, the total compensation expense related to non-vested awards not yet recognized is $7.6 million, which is expected to be recognized over the remaining weighted average vesting period of 2.7 years.  At September 30, 2006, the total compensation expense related to non-vested awards not yet recognized was $9.7 million.  The amount of cash used to settle equity instruments granted under share based payment arrangements during the nine-month period ended September 30, 2007 was $0.

The Incentive Plan pursuant to which 13.5 million shares are authorized to be issued allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, performance awards, or other stock based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 25% of the number of shares issued and outstanding immediately prior to the grant.

Cumulative Effect of Accounting Change:  Upon adoption of FAS 123(R) Share-Based Payment on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

Options:  Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire ten years after grant date.  Unvested options are typically forfeited upon termination.  Option transactions for the nine-month period ended September 30, 2007, under the plans were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2006	1,826,826	$8.45
Options granted	100,000	1.64
Options exercised	-	-
Options terminated	(489,928)	8.39
Balance at September 30, 2007	1,436,898	$8.00

At September 30, 2007, the stock options that were exercisable had a remaining average contractual term of 3.8 years.  At September, 2007, 1,436,898 options outstanding had an intrinsic value of $0.

The following table summarizes information about stock options outstanding under the plans at September 30, 2007:

Outstanding			Exercisable

Exercise Price Range	Shares	Average Life (years)	Average Exercise Price	Shares	Average Exercise Price
$1.64 - $6.44	412,222	5.23	$4.72	312,221	$5.71
$6.53 - $9.14	825,467	2.89	8.13	822,135	8.13
$9.47 - $13.26	11,000	5.93	12.98	11,000	12.98
$13.35 - $18.70	188,209	4.17	14.32	188,209	14.32
	1,436,898	3.75	$8.00	1,333,565	$8.48

The Black-Scholes option pricing model is used to determine the fair value of options granted. For the nine-month period ended September 30, 2007, significant assumptions used to estimate the fair value of share based compensation awards include the following:

2007
Expected term-option	6.00
Expected volatility	44%
Expected dividends	-
Risk-free interest rate	4.9%

Since no options were granted during the first nine months of 2006, the above assumptions were not established for 2006.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

Restricted Stock Awards/Restricted Stock Units:  Restricted stock awards under the plans have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 2-3 years.  The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. Restricted stock units are generally subject to forfeiture conditions similar to those of the Company’s restricted stock awards granted under its other stock incentive plans historically. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership.  On September 21, 2007, the Company granted 5.1 million restricted stock units valued at the market value of the company’s common stock as of the grant date.  Restricted stock awards/Restricted stock units for the nine-month period ended September 30, 2007, under the plans were as follows:

	Unvested Restricted Stock Awards	Weighted Average Grant-Date Restricted Stock	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Restricted Stock Unit
Balance at December 31, 2006	1,788,064	$7.73	-	$-
Granted	-	-	5,125,000	1.54
Vested	(1,052,783)	9.37	(580,000)	1.54
Forfeited	(647,399)	6.04	-	-
Balance at September 30, 2007	87,882	$4.96	4,545,000	$-

The total fair value of awards vested, based on the fair market value of the stock on the vest date, during the nine-month periods ending September 30, 2007 and 2006 was $1.8 million and $5.8 million, respectively.

Stock Based Compensation Awards:  On January 20, 2007, the Company announced an offer to eligible employees of the opportunity to rescind certain restricted stock award agreements held by such eligible employees in return for an award of stock appreciation rights.  On May 17, 2007, the Company announced its determination to amend and terminate this offer.  Such actions, together with the termination of the Company’s previously announced plan to reprice outstanding employee stock options, had been agreed to by the Company as part of the Company’s agreement with MatlinPatterson FA Acquisition LLC (refer to the “Commitments and Contingencies Note) pursuant to which the Company agreed to terminate the offer and its previously announced plans to reprice outstanding employee stock options.  The offer terminated at 11:59 p.m. EDT, May 23, 2007.  As a result of this termination, the Company did not accept any tendered eligible restricted shares and all such shares shall remain outstanding pursuant to their original terms and conditions, including their vesting schedule.

19.	Net Capital Requirements

Broadpoint Capital is subject to the net capital requirements of the NYSE and the SEC’s uniform net capital rule.  NYSE and SEC regulation also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met.  At September 30, 2007, Broadpoint Capital had excess net capital of $14.1 million.  Regulatory net capital requirements change based on certain investment and underwriting activities.

Broadpoint Securities is subject to the net capital requirements of the NYSE and the SEC’s uniform net capital rule.  NYSE and SEC regulation also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met.  At September 30, 2007, Broadpoint Securities had excess net capital of $17.6 million.  Regulatory net capital requirements change based on certain investment and underwriting activities.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

20.	Segment Analysis

The Company is organized around products and operates through three segments:  Equities, Fixed Income, and Other.  The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

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

The Fixed Income business consists of fixed income sales and trading and fixed income investment banking.  Fixed Income sales and trading provides trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing fixed income transactions in the following products:

•              Mortgage-Backed and Asset-Backed Securities
•              High Grade Bonds (Investment Grade and Government Bonds)

Fixed Income investment banking generates revenues by providing financial advisory and capital raising services in structuring asset-backed securities.

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments and realized gains and losses as a result of sales of equity holdings.  The Company’s venture capital business generates revenue through the management of and investment in FA Technology Ventures L.P. and venture capital funds.

During 2007, the Company discontinued its Municipal Capital Markets and Taxable Municipal groups, which were previously included in the fixed income segment.  Also in 2007 the Company discontinued the Fixed Income Middle Markets group, which was previously included in the Fixed Income Other segment.

During 2006, the Company discontinued its Taxable Fixed Income corporate bond segment and its Institutional Convertible Bond Arbitrage Advisory Group subsidiary which was previously included in the “Other” segment (see “Discontinued Operations” note).  2006 amounts have been reclassified to conform to the 2007 presentation.

Intersegment revenue has been eliminated for purposes of presenting net revenue so that all net revenue presented is from external sources.  Interest revenue is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the segment.  Depreciation and amortization is allocated to each segment.

          FIRST ALBANY COMPANIES INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

Information concerning operations in these segments is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars)	2007	2006	2007	2006
Net revenue (including net interest income)
Equities	$3,677	$10,764	$15,798	$49,958
Fixed Income	3,147	2,880	9,690	14,623
Other	1,859	(2,597)	4,017	(6,698)
Total Net Revenue	$8,683	$11,047	$29,505	$57,883
Net interest income (included in total net revenue)
Equities	$(3)	$6	$6	$(10)
Fixed Income	(114)	(317)	(476)	(558)
Other	370	530	1,337	(84)
Total Net Interest Income (Expense)	$253	$219	$867	$(652)
Pre-tax Contribution (Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle)
Equities	$(6,164)	$(985)	$(12,253)	$2,782
Fixed Income	167	(1,154)	706	(539)
Other	(3,868)	(11,161)	(10,511)	(34,296)
Total Pre-tax Contribution	$(9,865)	$(13,300)	$(22,058)	$(32,053)
Depreciation and amortization expense (charged to each segment in measuring the Pre-tax Contribution)
Equities	$132	$164	$421	$519

Fixed Income	14	25	55	81
Other	224	447	655	1,510
Discontinued operations	47	74	210	359
Total Depreciation and Amortization Expense	$417	$710	$1,341	$2,469

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

The following table reflects revenues for the Company’s major products and services:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars)	2007	2006	2007	2006
Capital Markets (Fixed Income & Equities)
Net revenue
Institutional Sales & Trading
Equities	$2,135	$7,112	$10,114	$27,456
Fixed Income	3,246	3,167	9,416	14,976
Total Institutional Sales & Trading	5,381	10,279	19,530	42,432
Investment Banking
Equities	1,528	3,637	5,637	22,491
Fixed Income	4	28	728	218
Total Investment Banking	1,532	3,665	6,365	22,709
Net Interest Income/Other	(89)	(300)	(407)	(560)
Total Net Revenues	$6,824	$13,644	$25,488	$64,581

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

On September 14, 2007, the Company completed the asset sale agreement with DEPFA Bank PLC (“DEPFA”) for the sale of the Municipal Capital Markets Group of the Company’s subsidiary, Broadpoint Capital in connection with which the Company recognized a pre-tax gain on sale in the amount of $8.4 million.  In June 2007, the Company closed its Fixed Income Middle Markets Group following the departure of the employees of the group.  Additionally, in April 2007, the Company closed its Institutional Convertible Bond Arbitrage Advisory Group after committing to a plan to dispose of the group in September 2006.  In 2006, the Company closed its Taxable Fixed Income Corporate Bond division and in 2000, the Company sold its Private Client Group.  The Company continues to report the receipt and settlement of pending contractual obligations related to these transactions as discontinued operations.

Amounts reflected in the unaudited condensed consolidated statements of operations are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands of dollars)	2007	2006	2007	2006
Net revenues:
Municipal Capital Markets:	$4,127	$7,990	$22,109	$26,942
Gain on Sale of Municipal Capital Markets	8,406	-	8,406	-
Fixed Income Middle Markets	-	2,690	1,169	3,651
Convertible Bond Arbitrage	-	193	128	341
Taxable – Fixed Income	-	28	-	3,083
Total net revenues	12,533	10,901	31,812	34,017
Expenses:
Municipal Capital Markets	2,718	6,881	17,550	22,700
Fixed Income Middle Markets	44	1,085	955	2,011
Convertible Bond Arbitrage	(32)	366	514	1,025
Convertible Bond Arbitrage impairment	-	1,599	-	1,599
Taxable – Fixed Income	3	96	106	5,633
Asset Management Operations	-	-	-	14
Private Client Group	(10)	-	80	227
Total expenses	2,723	10,027	19,205	33,209
Income before income taxes	9,810	874	12,607	808
Income tax expense	4,586	-	5,134	-
Income from discontinued operations, net of taxes	$5,224	$874	$7,473	$808

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Municipal Capital Markets:  The revenues and expenses for the three and nine months ended September 30, 2007 and 2006 represent activities of the Company’s Municipal Capital Markets group prior to its sale on September 14, 2007.  The Company allocated interest expense to the group for the three and nine months ended September 30, 2007 and 2006, based on the level of securities owned attributable to this division.  The sale of the group resulted in a pretax gain of $8.4 million.

Fixed Income Middle Markets:  The revenues and expenses for the three and nine months ended September 30, 2007 and 2006 represents activities of the group prior to closing on June 22, 2007. The Company allocated interest expense to the group for the three and nine months ended September 30, 2007 and 2006, based on the level of securities owned attributable to this division.

Convertible Bond Arbitrage Advisory Group:  The revenues and expenses of the Institutional Convertible Bond Arbitrage Advisory Group for the periods above reflect the activity of the operation through September 30, 2007.  The Company had allocated interest expense to the group for the three and nine months ended September 30, 2007 and 2006, based on debt identified as being specifically attributed to those operations.

Taxable Fixed Income:  The revenue and expense of the Taxable Fixed Income Corporate Bond division for the three and nine months ended September 30, 2007 and 2006 represents the activity of the operations during that time period.  No interest has been allocated to Taxable Fixed Income since this division was closed.  Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.

Private Client Group:  The Private Client Group’s expense for the three and nine months ended September 30, 2007 and 2006 relates primarily to legal matters which were related to the operations prior to its disposal.  For the periods presented, interest was not allocated to the Private Client Group.  In March 2007, the statute of limitations lapsed related to a tax reserve that was established when the group was sold in 2000 resulting in a $0.1 million income tax benefit for the nine months ended September 30, 2007.

22.	Subsequent Events

On October 17, 2007, the Company announced a plan whereby it will outsource certain of its administrative functions, consolidate certain of such functions in its New York City location and reduce staff in order to properly size its business consistent with its current levels of activity.

This plan will result in the termination of certain employees, the possible relocation of other employees and the closure of the Company’s Albany, New York office.  The Company currently expects to complete the plan by March 31, 2008.   Approximately thirty percent of the workforce of the Company will be affected by the plan, with the majority of the affected employees employed by one of the Company’s principal operating subsidiaries, Broadpoint Capital.

In connection with the plan, the Company expects to incur exit and restructuring costs of approximately $4.4 million to $4.8 million in pre-tax expense.  Included in this charge is $4.1 million of cash charges consisting of approximately $2.1 million for severance and employee related costs and $2.0 million for lease termination costs.  Of the total expected expense, the Company expects to recognize approximately $2.7 million to $2.9 million in 2007 and approximately $1.7 million to $1.9 million in 2008.

In connection with the plan announced on October 17, 2007, on November 2, 2007, the Company entered into a Fifth Amendment to Sub-Lease Agreement (the “Amendment”) with Columbia 677, L.L.C. (the “Landlord”) pursuant to which the Company’s Sublease-Agreement with the Landlord dated August 12, 2003 concerning the lease of certain space in the building located at 677 Broadway, Albany, New York (the “Albany Premises”) was amended.  The Amendment provides that the Company will surrender a total of 15,358 square feet (the “Surrender Premises”) of the Albany Premises, a portion at a time, on or before three surrender dates:  November 15, 2007, December 15, 2007 and April 1, 2008.  If the Company fails to vacate the portion of the Surrender Premises on the applicable surrender dates, it will owe the Landlord $1,667.67 for each day of such failure.  In consideration of the Landlord agreeing to the surrender of the Surrender Premises, the Amendment provides that the Company shall pay the Landlord a surrender fee equal to $1,050,000 payable in three installments, provided that the Landlord enters into a new lease with respect to the Surrender Premises by the first installment date.  If the Landlord does not enter into a new lease by November 7, 2007, either of the Company or the Landlord may declare the Amendment to be null and void.

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are included in this document statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are usually preceded by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue” or similar words.  All statements other than historical information or current facts should be considered forward-looking statements.  Forward-looking statements may contain projections regarding revenues, earnings, operations, and other financial projections, and may include statements of future performance, strategies objectives and the expected timing of closing of material transactions.  However, there may be events in the future which the Company is not able to accurately predict or control which may cause actual results to differ, possibly materially, from the expectations set forth in the Company’s forward-looking statements.  All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors.  Such factors include, among others, market risk, credit risk and operating risk.  These and other risks are set forth in greater detail throughout this document and in the Company’s other reports under the Exchange Act, in particular in its Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Item 1A. Risk Factors”.  The Company does not intend to; or assume any obligation to, update any forward-looking information it makes.

Business Overview

The Company is an independent investment bank and institutional securities firm.  The Company operates through three primary business segments:  Equities, Fixed Income and Other.

The Company’s Equities segment is comprised of Equities Sales and Trading, and Equities Investment Banking services.  Equities Sales and Trading provides equity trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing equity transactions, trading gains and losses from market making activities and capital committed to facilitating customer transactions and fees received for equity research.  Equities Investment Banking generates revenues by providing financial advisory, capital raising, mergers and acquisitions, and restructuring services to small and mid-cap companies focusing primarily on the healthcare, energy and powertech sectors of the economy.

The Company’s Fixed Income business consists of Fixed Income Sales and Trading and Fixed Income Investment Banking.  Fixed Income Sales and Trading provides trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing securities transactions in the following products:

•              Mortgage-Backed and Asset-Backed Securities
•              High Grade Bonds (Investment grade and Government Bonds)

Fixed Income Investment Banking generates revenues by providing financial advisory and capital raising services in structuring asset-backed securities.

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital business, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in the value of the firm’s investments and realized gains and losses as a result of sales of equity holdings.  The Company’s venture capital business generates revenue through the management of and investment in venture capital funds.

The Company believes it has an opportunity to become one of the premier investment banking boutiques serving the middle market, which the Company believes is a largely under-served market.  The Company has taken steps to divest non-core and non-growth businesses and will focus on growing its middle market position by broadening its product line through growth and investments in key personnel.

In the second quarter of 2006, the Company ceased operations in its Taxable Fixed Income division due to a changing business environment and continued revenue declines.  In the third quarter of 2006, the Company determined that it would dispose of its Institutional Convertible Bond Arbitrage Advisory Group due to a continued decline in assets under management.  In April 2007, the Company ceased operations of the Institutional Convertible Bond Arbitrage Advisory Group and currently expects that any ongoing costs related to the shutdown will be immaterial.   In the second quarter of 2007, the Company discontinued operations in its Fixed Income Middle Markets Group following the departure of the employees from that group. In the third quarter of 2007 the Company completed the sale of its Municipal Capital Markets division to DEPFA BANK plc, an Irish public limited company.  On September 21, 2007, the Company received $46.1 net of cost from the sale of common stock to MatlinPatterson.

On October 31, 2007, the Company issued a press release announcing its financial results for its third quarter ended September 30, 2007. In the press release, the accounting for income taxes related to the inclusion of the operations and gain on sale of the Company’s Municipal Capital Markets Division in discontinued operations was reflected entirely in the third quarter of 2007. The press release did not give effect to the retrospective impact that classifying the Division in discontinued operations has on the results for the first and second quarters of 2007. To appropriately record the impact on the three months ended September 30, 2007 of including the Division in discontinued operations, the Company has reduced the tax expense recorded in discontinued operations by $0.7 million and reduced the tax benefit recorded in continuing operations by the same amount. There was no impact on the results reported for the nine months ended September 30, 2007 due to the effect of the reclassification in the first and second quarters of 2007. The reclassification resulted in no change to the Company’s net loss and net loss per share for the three months ended September 30, 2007. As a result of the reclassification, basic and diluted earnings per share for continuing operations changed from $(0.30) to $(0.34) and discontinued basic and diluted earnings per share changed from $0.22 to $0.26.

Business Environment

Investment banking revenues are driven by overall levels of capital raising activities in the marketplace and particularly the sectors and jurisdictions on which we focus.  Public offering activity in the market during the third quarter of 2007 increased over year ago levels with public follow-on activity up 18.0 percent in terms of dollar volume while the number of transactions increased 4.3 percent.  Initial public offering transactions were up 46.2 percent year-over-year and dollar volume increased 108.6 percent compared to the third quarter of 2006.  The economic sectors of Healthcare, Energy and CleanTech comprised 24.5 percent of the public follow-on activity and 15.8 percent of the total initial public offering activity for the third quarter of 2007.  (Source: Commscan and SDC Platinum)

In the equity markets, NYSE daily trading volume was up 7.5 percent while the NASDAQ composite daily trading volume increased 18.9 percent during the third quarter (Source: Factset).   Equity sales and trading revenues are dependent on trading volumes, commission rates and the value of our research product and other services that we can provide to our clients.  Our client’s ability to now execute trades electronically through the internet and other alternative platforms have increased commission rate pressures on our sales and trading business.  Beginning in June 2006, one of the Company’s largest institutional brokerage clients in terms of commission revenue at that time, Fidelity Management and Research Company, began to separate payments for research services and services for trading commissions for brokerage services, instead of compensating research services through trading commissions.   The results of these changes in business environment have decreased commission revenues from Fidelity, but have not had a material impact on commission rates from our other institutional clients.  If other institutional equity clients adopt similar practices, this trend can continue to have a negative impact on our commission revenue.  As of September 30, 2007, the Company’s Equity research covered 177 stocks through 13 publishing analysts focusing on the Healthcare and Technology sectors.

In the fixed income markets, the third quarter saw an improvement in the shape of the yield curve as volatility in the credit markets resulted in a widening of credit spreads and, a steepening of the yield curve.  The average net spread between the 10 year Treasury note and 2 year Treasury note was 0.33 percent.  (Source: U.S. Treasury Department)

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Financial Overview

Three Months Ended September 30, 2007 and 2006
First Albany’s 2007 third quarter net revenues from continuing operations were $8.7 million, compared to $11.0 million for the third quarter of 2006. Excluding investment gains and losses, net revenues from continuing operations were $7.5 million, a decrease from $14.6 million in the third quarter of 2006.  For the third quarter of 2007, the Company reported a loss from continuing operations before income taxes of $9.9 million compared to a loss of $13.3 million a year ago.  The Company reported a net loss of $1.7 million, or $.08 per diluted share, for the third quarter of 2007, compared to a net loss of $12.4 million, or $.83 per diluted share, for the third quarter of 2006.

	Three Months Ended
	September 30
(In thousands of dollars)	2007	2006
Revenues:
Commissions	$984	$2,633
Principal transactions	4,339	7,260
Investment banking	1,554	4,164
Investment gains (losses)	1,203	(3,571)
Interest	3,343	3,646
Fees and other	350	342
Total revenues	11,773	14,474
Interest expense	3,090	3,427
Net revenues	8,683	11,047
Expenses (excluding interest):
Compensation and benefits	11,597	15,087
Clearing, settlement and brokerage costs	589	1,409
Communications and data processing	1,802	2,331
Occupancy and depreciation	1,768	2,819
Selling	989	944
Other	1,803	1,757
Total expenses (excluding interest)	18,548	24,347
Loss from continuing operations before income taxes	(9,865)	(13,300)
Income tax expense (benefit)	(2,966)	-
Loss from continuing operations	(6,899)	(13,300)
Gain from discontinued operations, (including a pre-tax gain on sale of $8,406) (net of taxes) (see “Discontinued Operations” note)	5,224	874
Net Loss	$(1,675)	$(12,426)

Net interest income (expense):
Interest income	$3,343	$3,646
Interest expense	3,090	3,427
Net interest income (expense)	$253	$219

Net Revenue
Net revenue decreased $2.4 million, or 21 percent, in the third quarter of 2007 to $8.7 million led by  declines in sales and trading related revenue of $4.6 million, Investment banking revenue of $2.6 million, and an improvement in Investment gains (losses) of $4.8 million.  Excluding the impact of Investment gains related to the Company’s investment portfolio, net revenue decreased 49 percent.  A decrease in equity listed customer transactions resulted in a 63 percent decrease in commission revenue. Principal transaction revenue was down 40 percent compared to the third quarter of 2006 as a result of decreases primarily in sales and trading net revenue from equity sales and trading. The decline in investment banking revenue was due primarily to a decrease in Equity Investment Banking volume across all product groups.  Net interest income of $0.3 million represented a 16 percent increase in income compared to the third quarter of 2006.

Non-Interest Expense
Non-interest expense decreased $5.8 million, or 24 percent, to $18.5 million in the third quarter of 2007.

Compensation and benefits expense decreased $3.5 million, or 23 percent, to $11.6 million primarily driven by the decline in equities net revenues and lower overall headcount.  Total salary expense fell 31 percent, or $2.2 million, compared to the year ago period and employee retention and recruiting costs declined $1.5 million over the same period.  Average full time headcount for continuing operations declined 29 percent from the third quarter of 2006.

Clearing, settlement, and brokerage costs decreased $0.8 million, or 58 percent, to $0.6 million in the third quarter 2007.  A decrease in electronic communications network (“ECN”) expense, SEC transaction fee expense and floor brokerage expense in Equities as a result of lower trading volumes by both the NASDAQ and listed desks accounted for the variance.

Communications and data processing costs decreased $0.5 million, or 23 percent to $1.8 million, due to a decrease in data processing costs which is the result of lower trading volumes and more favorable pricing from the Company’s back office vendor and a decrease in market data services costs.

Occupancy and depreciation expense decreased $1.1 million, or 37 percent, to $1.8 million due to decreases in lease related costs of $.08 million and depreciation of $0.3 million. In addition, during the third quarter of 2006, the Company had incurred an additional $1.0 million in costs primarily related to its additional office space in Albany, New York.

Selling expense was up 5 percent in the third quarter of 2007 to $1.0 million as a result of an increase in promotional expenses.

Other expense decreased 3 percent to $1.8 million, in the third quarter of 2007. A decrease in legal expense of $0.6 million was offset by an increase of $0.5 million in deal expense in equities and $0.1 million increase in accounting fees.

The Company recorded $3.0 million of income tax benefit during the third quarter of 2007 representing the tax benefit in the quarter under FIN 18, resulting from the tax expense recorded on the gain from discontinued operations.  The Company did not recognize any income tax benefit for the third quarter of 2006 due to the valuation allowance recorded related to the Company’s deferred tax asset.  Refer to the Income Taxes note of the unaudited Notes to Condensed Consolidated Financial Statements for more detail.

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

Equities	Three Months Ended September 30,
(In thousands of dollars)	2007	2006	2007 v. 2006
Net revenue
Sales and Trading	$2,135	$7,112	-70.0%
Investment Banking	1,528	3,637	-58.0%
Net Interest / Other	14	15	-6.7%
Total Net Revenue	$3,677	$10,764	-65.8%

Operating income (loss)	$(6,164)	$(985)	-525.8%

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Equities Three Months Ended September 30, 2007 and 2006
Equity net revenue decreased $7.1 million, or 66 percent, to $3.7 million in the third quarter of 2007.  In Equity Sales and Trading, NASDAQ net revenue was down 76 percent to $1.2 million and listed net revenue of $0.9 million was down 60 percent relative to the same period in 2006.  Both NASDAQ and listed desks continue to experience declines in commission revenue due to declines in customer trading volumes while overall commission rates remained unchanged.  Equity Investment Banking net revenues decreased 58 percent or $2.1 million off of a record quarter in the third quarter of 2006.  Public offering related revenue was down $1.2 million to $0.3 million and advisory, private placement and other revenue decreased $0.9 million to $1.5 million.  Compensation as a percentage of revenue increased to 160 percent for the third quarter of 2007 as compared to 65 percent for the third quarter of 2006.    Non-Compensation expense as a percentage of net revenue was 108 percent for the third quarter of 2007 compared to 44 percent from the same period a year ago.

Fixed Income	Three Months Ended September 30,
(In thousands of dollars)	2007	2006	2007 v. 2006
Net revenue
Sales and Trading	$3,246	$3,167	2.5%
Investment Banking	4	28	-85.7%
Net Interest / Other	(103)	(315)	67.3%
Total Net Revenue	$3,147	$2,880	9.3%

Operating income (loss)	$167	$(1,154)	114.5%

Fixed Income Three Months Period Ended September 30, 2007 and 2006
Fixed Income net revenue increased $0.3 million, or 9 percent, to $3.1 million in the third quarter of 2007.  Fixed Income Sales and Trading net revenue was up 3 percent to $3.2 million.  Profitability improved $1.3 million on a $0.3 million improvement in net revenue due primarily to a decrease in compensation expense of $0.8 million.   Compensation as a percentage of revenue was 76 percent for the third quarter of 2007 compared to 111 percent for the same period a year ago.

Other	Three Months Ended September 30,
(In thousands of dollars)	2007	2006	2007 v. 2006
Net revenue
Investment Gains (Losses)	$1,203	$(3,571)	133.7%
Net Interest / Other	656	974	-32.6%
Total Net Revenue	$1,859	$(2,597)	171.6%

Operating income (loss)	$(3,868)	$(11,161)	65.3%

Other Three Months Period Ended September 30, 2007 and 2006
Other net revenue increased $4.5 million for the third quarter of 2007 to $1.9 million compared to the same period in 2006 due primarily to an increase in Investment gains (losses) of $4.8 million.  Profitability was positively impacted by improvements in net revenue, reductions in compensation and benefit expense of $1.6 million due to the Company’s effort to reduce support headcount and a $0.9 million decline in occupancy and depreciation.  Results from the third quarter of 2006 include $0.8 million in expense from the Company’s retention program that was completed in the third quarter of 2006.   Support headcount was down 24 percent compared to the third quarter of 2006.   Support headcount as a percentage of total headcount of 36 percent for the third quarter of 2007 was up from 34 percent in the year ago period.

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Financial Overview

Nine Months Ended September 30, 2007 and 2006
Broadpoint Capital's net revenues from continuing operations for the first nine months of 2007 were $29.5 million, compared to $57.9 million for the first nine months of 2006. Excluding investment gains and losses, net revenues from continuing operations were $27.8 million, a decrease from $66.4 million in the first nine months of 2006.  For the first nine months of 2007, the Company reported a loss from continuing operations before income taxes of $22.1 million compared to a loss of $32.1 million from the same period last year.  The Company reported a net loss of $11.1 million, or $.65 per diluted share, for the first nine months of 2007, compared to a net loss of $30.8 million, or $2.02 per diluted share, for the first nine months of 2006.

	Nine Months Ended
	September 30
(In thousands of dollars)	2007	2006
Revenues:
Commissions	$3,995	$9,339
Principal transactions	15,232	32,814
Investment banking	6,454	23,390
Investment gains (losses)	1,708	(8,518)
Interest	12,004	11,163
Fees and other	1,249	1,510
Total revenues	40,642	69,698
Interest expense	11,137	11,815
Net revenues	29,505	57,883
Expenses (excluding interest):
Compensation and benefits	30,524	61,994
Clearing, settlement and brokerage costs	2,660	4,655
Communications and data processing	6,008	7,111
Occupancy and depreciation	4,916	6,894
Selling	2,958	3,483
Other	4,497	5,799
Total expenses (excluding interest)	51,563	89,936
Loss from continuing operations before income taxes	(22,058)	(32,053)
Income tax expense (benefit)	(3,470)	-
Loss from continuing operations	(18,588)	(32,053)
Gain from discontinued operations, (including a pre-tax gain on sale of $8406) (net of taxes) (see “Discontinued Operations” note)	7,473	808
Loss before cumulative effect of change in accounting principles	(11,115)	(31,245)
Cumulative effect of accounting change, (net of taxes $0 in 2006)	-	427
Net loss	$(11,115)	$(30,818)

Net interest income (expense):
Interest income	$12,004	$11,163
Interest expense	11,137	11,815
Net interest income (expense)	$867	$(652)

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Net Revenue
Net revenue decreased $28.4 million, or 49 percent, in the first nine months of 2007 to $29.5 million led by  declines in Investment banking revenue of $16.9 million and sales and trading related revenue of $23.0 million partly offset by improvements in Investment gains (losses) of $10.2 million and net interest / other revenue of $0.6 million.  Excluding the impact of investment gains related to the Company’s investment portfolio, net revenue decreased 58 percent.  A decrease in equity listed customer transactions resulted in a 60 percent decrease in commission revenue. Principal transaction revenue was down 54 percent compared to the first nine months of 2006 as a result of decreases in sales and trading net revenue from Equities sales and trading, due to customer volumes.  Net interest income of $0.9 million represented a 233 percent increase in income compared to the first nine months of 2006.

Non-Interest Expense
Non-interest expense decreased $38.4 million, or 43 percent, to $51.6 million in the first nine months of 2007.

Compensation and benefits expense decreased $31.5 million or 51 percent to $30.5 million primarily driven by the reduction of incentive compensation as a result of lower net revenues in equities and an overall decline in headcount.  Average full time headcount for continuing operations declined 25 percent from the first nine months of 2006.

Clearing, settlement, and brokerage costs of $2.7 million represented a 43 percent decline versus the first nine months of 2006.  A decrease in electronic communications network (“ECN”) expense, SEC transaction fee expense and floor brokerage expense in Equities due to lower trading volumes by both the NASDAQ and listed desks drove the variance.

Communications and data processing costs decreased $1.1 million, or 16 percent to $6.0 million, due to a decrease in data processing costs of $0.6 million which is the result of lower trading volumes and more favorable pricing from the firm’s back office vendor and a decrease in market data services costs of $0.5 million in equities as a result of a decline in headcount.

Occupancy and depreciation expense decreased $2.0 million, or 29 percent, to $4.9 million due to decreases in lease related costs of $1.5 million and depreciation of $0.6 million. During the first nine months of 2006, the Company incurred an additional $1.8 million in costs primarily related to its surrender of office space in Albany, New York.

Selling expense was down $0.5 million, or 15 percent, to $3.0 million in the first nine months of 2007 as a result of a decrease in travel and entertainment expense, dues and fees expense and promotional expenses.

Other expense decreased $1.3 million, or 23 percent to $4.5 million, in the first nine months of 2007 due primarily to decreases in legal expense of $1.5 million and professional fees of $0.3 million.  In the first nine months of 2006, the Company incurred $0.9 million in settlements related to various litigations.

The Company recorded $3.5 million of income tax benefit during the nine months ended September 30, 2007, representing the tax benefit for the period under FIN 18 resulting from the tax expense recorded on the gain from discontinued operations.  The Company did not recognize any income tax benefit for the nine months ending September 2006 due to the valuation allowance recorded related to the Company’s deferred tax asset.  Refer to the Income Taxes note of the unaudited Notes to Condensed Consolidated Financial Statement for more detail.

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

Equities	Nine Months Ended September 30,
(In thousands of dollars)	2007	2006	2007 v. 2006
Net revenue
Sales and Trading	$10,114	$27,456	-63.2%
Investment Banking	5,637	22,491	-74.9%
Net Interest / Other	47	11	327.3%
Total Net Revenue	$15,798	$49,958	-68.4%

Operating income (loss)	$(12,253)	$2,782	-540.4%

Equities Nine Months Ended September 30, 2007 and 2006
Net revenues in Equities decreased $34.2 million, or 68 percent, to $15.8 million in the first nine months of 2007. In Equity Sales and Trading, NASDAQ net revenue was down 69 percent to $6.0 million and listed net revenue declined 55 percent to $3.7 million relative to the same period in 2006.  Equity Investment Banking net revenues decreased 75 percent or $16.9 million versus the same period in the prior year.  Public offering related revenue was down $9.9 million to $1.5 million and advisory, private placement and other revenue decreased $6.9 million to $4.1 million.  The 68 percent reduction in total equities net revenues was offset by a 50 percent reduction in compensation expense and a 22 percent reduction in non-compensation expense.  Compensation as a percentage of revenue was 98.0 percent for the first nine months of 2007 as compared to 62 percent for the first nine months of 2006.    Non-Compensation expense as a percentage of net revenue was 80 percent for the first nine months of 2007 compared to 33 percent from the same period a year ago.

Fixed Income	Nine Months Ended September 30,
(In thousands of dollars)	2007	2006	2007 V 2006
Net revenue
Sales and Trading	$9,416	$14,976	-37.1%
Investment Banking	728	218	233.9%
Net Interest / Other	(454)	(571)	20.5%
Total Net Revenue	$9,690	$14,623	-33.7%

Operating income (loss)	$706	$(539)	231.0%

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Fixed Income Nine Months Ended September 30, 2007 and 2006
Fixed Income net revenue declined 34 percent or $4.9 million, to $9.7 million in the first nine months of 2007. Decreases in sales and trading revenue of $5.6 million was due to several customer block transactions that were executed in the second quarter of 2006.  Despite the year-over-year decline in net revenue, profitability improved $1.2 million primarily as a result of a decline in compensation expense.  Compensation as a percentage of revenue was 74 percent for the first nine months of 2007 compared to 87 percent for the same period a year ago.

Other	Nine Months Ended September 30,
(In thousands of dollars)	2007	2006	2007 V 2006
Net revenue
Investment Gains (Losses)	$1,708	$(8,518)	120.1%
Net Interest / Other	2,309	1,820	26.9%
Total Net Revenue	$4,017	$(6,698)	160.0%

Operating income (loss)	$(10,511)	$(34,296)	69.4%

Other Nine Months Ended September 20, 2007 and 2006
Other net revenue increased $10.7 million for the first nine months of 2007 compared to the same period in 2006 due primarily to an improvement in Investment gains (losses) of $10.2 million.  Profitability was positively impacted primarily by the improvement in net revenue, a reduction in compensation and benefit expense of $10.4 million, a reduction in occupancy and depreciation expense of $0.1 million, and a reduction in other expense of $0.9 million.  Results for the first nine months of 2006 include $6.8 million in expense from the Company’s retention program that was completed in the third quarter of 2006.   Support headcount was down 23 percent compared to the first nine months of 2006.   Support headcount as a percentage of total headcount remained constant at 35 percent for the first nine months of 2007 versus the same period a year ago.

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

On September 14, 2007, the Company completed the asset sale to DEPFA Bank PLC (“DEPFA”) pursuant to which DEPFA acquired the Municipal Capital Markets Group of the Company’s subsidiary, Broadpoint Capital, in connection with which the Company recognized a pre-tax gain on sale in the amount of $8.4 million.  On September 21, 2007, the Company also closed the previously announced investment from MatlinPatterson, in which the Company received net proceeds from the sale of common stock of $46.1 million.  Pursuant to the Investment Agreement, MatlinPatterson, received 37.9 million newly issued shares and two co-investors received a total of 0.4 million newly issued shares which represents approximately 69.74 percent and 0.82 percent, respectively, of the issued and outstanding voting power of the Company immediately following the closing of the investment transaction.

On October 17, 2007, First Albany Companies Inc. (the “Company”) announced a plan whereby it will outsource certain of its administrative functions, consolidate certain of such functions in its New York City location and reduce staff in order to properly size its business consistent with its current levels of activity.

This plan will result in the termination of certain employees, the possible relocation of other employees and the closure of the Company’s Albany, New York office.  The Company currently expects to complete the plan by March 31, 2008.   Approximately thirty percent of the workforce of the Company will be affected by the plan, with the majority of the affected employees employed by one of the Company’s principal operating subsidiaries, Broadpoint Capital.

In connection with the plan, the Company expects to incur exit and restructuring costs of approximately $4.4 million to $4.8 million in pre-tax expense.  Included in this charge is $4.1 million of cash charges consisting of approximately $2.1 million for severance and employee related costs and $2.0 million for lease termination costs.  Of the total expected expense, the Company expects to recognize approximately $2.7 million to $2.9 million in 2007 and approximately $1.7 million to $1.9 million in 2008.

In connection with the plan announced on October 17, 2007, on November 2, 2007, the Company entered into a Fifth Amendment to Sub-Lease Agreement (the “Amendment”) with Columbia 677, L.L.C. (the “Landlord”) pursuant to which the Company’s Sublease-Agreement with the Landlord dated August 12, 2003 concerning the lease of certain space in the building located at 677 Broadway, Albany, New York (the “Albany Premises”) was amended.  The Amendment provides that the Company will surrender a total of 15,358 square feet (the “Surrender Premises”) of the Albany Premises, a portion at a time, on or before three surrender dates:  November 15, 2007, December 15, 2007 and April 1, 2008.  If the Company fails to vacate the portion of the Surrender Premises on the applicable surrender dates, it will owe the Landlord $1,667.67 for each day of such failure.  In consideration of the Landlord agreeing to the surrender of the Surrender Premises, the Amendment provides that the Company shall pay the Landlord a surrender fee equal to $1,050,000 payable in three installments, provided that the Landlord enters into a new lease with respect to the Surrender Premises by the first installment date.  If the Landlord does not enter into a new lease by November 7, 2007, either of the Company or the Landlord may declare the Amendment to be null and void.

Short-term Bank Loans and Notes Payable

At September 30, 2007, the Company had no outstanding short-term bank loans.  The Company has bank lines of credit totaling $210 million for financing securities inventory but for which no contractual lending obligations exist and are repayable on demand.  Generally, these lines of credit allow the Company to borrow up to 50% to 90% of the market value of eligible securities, including Company-owned securities, subject to certain regulatory formulas.  These loans bear interest at variable rate based primarily on the Federal Funds interest rate.  The weighted average interest rate on these loans was 5.74% at December 31, 2006.

During the nine months ended September 30, 2007, the Company paid the remaining balance of the term loan of $12.7 million related to the acquisition of Broadpoint Securities, Inc. pursuant to an agreement (“the Agreement”) entered into on August 6, 2007, with the Company’s lender and lessor (also see Note 12: Obligations under Capitalized Leases).  The Agreement stated that the lender and the Company acknowledged that they did not agree on the interpretation and /or enforcement of each of the parties respective rights under the Loan Agreement and/or the Lease, therefore, the parties acknowledged and agreed that neither the lender nor the Company had waived or was waiving any of its rights under the Loan Agreement and or the Lease except for the waivers and or modifications.  The Agreement also amended the Company’s obligations under the Loan Agreement with respect to the DEPFA and MatlinPatterson transactions.  The Company agreed to repay, upon closing of the DEPFA transaction, Loan Agreement obligations equal to 75 percent of the net proceeds received by the Company and upon closing of the MatlinPatterson transaction to pay in full the remaining balance of the loan.  On September 14, 2007, upon the close of the DEPFA transaction, the Company made a principal payment of $0.8 million pursuant to the Agreement.  On September 21, 2007, upon the close of the MatlinPatterson transaction, the Company paid the remaining $9.8 million balance of the term loan.

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Regulatory

As of September 30, 2007, Broadpoint Capital and Broadpoint Securities, both registered broker-dealer subsidiaries of the Company, were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of September 30, 2007, Broadpoint Capital had net capital of $15.1 million, which exceeded minimum net capital requirements by $14.1 million, while Broadpoint Securities had net capital of $18.0 million, which exceeded minimum net capital requirements by $17.6 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of September 30, 2007, the Company had no outstanding underwriting commitments and had purchased $19.6 million and sold $30.9 million securities on a when-issued basis.

Investments and Commitments

As of September 30, 2007, the Company had a commitment to invest up to an additional $1.3 million in FA Technology Ventures, LP (the “Partnership”). The initial investment period expired in July 2006; however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from its working capital. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership serve as officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner are George McNamee, a Director of the Company, Broadpoint Enterprise Funding, Inc. (formerly known as First Albany Enterprise Funding, Inc.), a wholly owned subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner has contracted with FATV to act as its investment advisor.

As of September 30, 2007, the Company had an additional commitment to invest up to $0.2 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company from working capital.

Over the last several years the Company funded much of its operating losses through the sale of its publicly held investments.  The Company’s current investment portfolio consists almost entirely of its interest in the Partnership, the General Partner, and the EIF.  Such investments are illiquid and the Company may not realize any return on these investments for some time or at all.

          FIRST ALBANY COMPANIES INC.
          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

Contingent Consideration

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities Inc., now Broadpoint Securities Inc., a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the Sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2005, May 31, 2006 and May 31, 2007, if Broadpoint Securities’ Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Broadpoint Securities’ Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Broadpoint Securities’ Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company Stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.  Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at September 30, 2007.  Also, based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2006 to May 31, 2007, no contingent consideration would be payable to the Sellers for this period.

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

Taxes

At September 30, 2007, the Company had a valuation allowance of approximately $25 million compared to $21.8 million at December 31, 2006. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income.  As a result, the Company does not anticipate that the payment of future taxes will have a significant negative impact on its liquidity and capital resources in the near term.

As a result of the closing of the MatlinPatterson transaction on September 21, 2007 the Company underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Section 382). In general, IRC Section 382 places an annual limitation on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date  It is likely that certain of the tax attribute carryovers will go unutilized because of the limitation. The Company is in the process of analyzing this change and determining the amount of limitation.

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

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	Total	2007	2008	2009	2010	2011	Thereafter	All Others
Operating leases (net of sublease rental income)(1)	18,186	1,212	4,276	2,258	2,188	2,166	6,086	-
Guaranteed compensation payments (2)	4,542	116	3,871	555	-	-	-	-
Restructuring compensation payments (3)	1,565	526	1,039	-	-	-	-	-
Partnership and employee investment funds commitments (4)	1,500	1,500	-	-	-	-	-	-
Subordinated debt (5)	2,962	-	1,299	465	287	108	803	-
Unrecognized tax benefits (6)	926	-	-	-	-	-	-	926
Total	$29,681	$3,354	$10,485	$3,278	$2,475	$2,274	$6,889	$926

(1)
The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2015 (see Notes to the unaudited Condensed Consolidated Financial Statements).  The 2012 obligation is $2,145 and the remaining obligation thereafter is $3,941.

(2)	Guaranteed compensation payments primarily include various employment and consulting compensation arrangements.

(3)	Restructuring compensation payments are comprised of various severance agreements.

(4)
The Company has a commitment to invest in the Partnership and an additional commitment to invest in funds that invest in parallel with the Partnership (see Notes to the unaudited Condensed Consolidated Financial Statements).

(5)
A select group of management and highly compensated employees were eligible to participate in the First Albany Companies Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  The 2012 obligation is $207 and the remaining obligation thereafter is $596.

(6)
At September 30, 2007, the Company has a reserve for unrecognized tax benefits including related interest of $0.9 million.  The reserve has two components; $0.8 million is recorded as a liability on the Company’s books while $0.1 million is recorded as a reduction to the valuation allowance.  The Company is unable at this time to estimate the periods in which potential cash outflows relating to these liabilities would occur because the timing of the cash flows are dependant upon audit by the relevant taxing authorities.   The Company does not currently have any tax returns under examination.  (see Notes to the unaudited Condensed Consolidated Financial Statements).

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

The Company trades taxable debt obligations, including U.S. Treasury bills, notes, and bonds, U.S. Government agency notes and bonds, bank certificates of deposit; mortgage-backed securities, and corporate obligations.  The Company is also an active market maker in the NASDAQ equity markets.  In connection with these activities, the Company may be required to maintain inventories in order to ensure availability and to facilitate customer transactions.  In connection with some of these activities, the Company attempts to mitigate its exposure to such market risk by entering into hedging transactions, which may include U.S. Government and federal agency securities.

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date.  The amounts shown are net of long and short positions:

(In thousands of dollars)	2007	2008	2009	2010	2011	2012	Thereafter	Total
Fair value of securities
Corporate bonds	$1	$-	$80	$43	$-	$1	$60	$185
State and municipal bonds	0	(1)	1	-	-	-	6	6
US Government and federal agency obligations	10	158	(648)	(2,949)	67	(4,435)	68,281	60,484
Subtotal	11	157	(567)	(2,906)	67	(4,434)	68,347	60,675
Equity securities	4,615	-	-	-	-	-	-	4,615
Investments	14,617	-	-	-	-	-	-	14,617
Fair value of securities	$19,243	$157	$(567)	$(2,906)	$67	$(4,434)	$68,347	$79,907

Following is a discussion of the Company's primary market risk exposures as of September 30, 2007, including a discussion of how those exposures are currently managed.

Interest Rate Risk
Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments.  In connection with trading activities, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve. The Company's fixed income activities also expose it to the risk of loss related to changes in credit spreads.  The Company attempts to hedge its exposure to interest rate risk primarily through the use of U.S. Government securities designed to reduce the Company's risk profile.

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at September 30, 2007 was $60.7 million and $153.9 million at December 31, 2006. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.  At September 30, 2007, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $3.5 million and at year-end 2006 was $8.3 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory were recorded at a fair value of $4.6 million in securities owned at September 30, 2007 and $13.4 million in securities owned at December 31, 2006, and have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by stock exchanges, and amounts to $0.5 million at September 30, 2007 and $1.3 million at year-end 2006.  The Company's investment portfolio, excluding the consolidation of Employee Investment Fund (see “Investments” note to the unaudited Consolidated Financial Statements), at September 30, 2007 had a fair market value of $14.6 and at December 31, 2006, had a fair market value of $10.9 million.  This equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations, and amounts to $1.5 million at September 30, 2007 and $1.1 million at December 31, 2006.  The actual risks and results of such adverse effects may differ substantially.

CREDIT RISK

The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks and other financial institutions.  In the event counter parties do not fulfill their obligations, the Company may be exposed to risk.  The risk of default depends on the credit worthiness of the counter party or issuer of the instrument.  The Company seeks to control credit risk by following an established credit approval process, monitoring credit limits, and requiring collateral where it deems appropriate.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s Chief Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the September 30, 2007 quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Broadpoint Securities acted as the seller in a series of purchases by a large institutional customer of collateralized mortgage securities (the “Bonds”) from April through June 2006.  In these transactions, Broadpoint Securities acted as “riskless principal,” insofar as it purchased the Bonds from a third party and immediately resold them to the customer.  The customer who purchased the Bonds has claimed that Broadpoint Securities misled the customer through misrepresentations and omissions concerning certain fundamental elements of the Bonds and that the customer would not have purchased the Bonds had it not been misled by Broadpoint Securities.  By letter of September 14, 2006, the customer claimed that the Company and Broadpoint Securities are liable to the customer for damages in an amount in excess of $21 million and has threatened litigation if the dispute is not resolved.  The Company and Broadpoint Securities have denied that Broadpoint Securities is responsible for the customer’s damages and intend to defend vigorously any litigation that the customer may commence.  The Company and Broadpoint Securities have held discussions with the customer in an attempt to resolve the dispute.  In addition, Broadpoint Securities has taken steps that the Company and Broadpoint Securities believe have mitigated substantially any losses that the customer may have suffered as a result of its purchase of the Bonds.  No legal proceedings have been brought to date.  The outcome of this dispute is highly uncertain, however, and an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

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

Item 4.  Submission of matters to a vote of security holders
A.	Annual meeting was held on September 21, 2007

B.	Election of Directors: (There were no broker non-votes with respect to the election of Directors)

Votes For                        Against                 Withheld Authority

Peter J. McNierney	14,522,305	0	673,630
Alan P. Goldberg	14,244,335	0	981,600
Carl P. Carlucci, Ph.D	14,547,336	0	678,599

C.	Directors Whose Term of Office Continued After the Annual Meeting

Expiration of Term as Director

George C. McNamee	2008
Shannon P. O’Brien	2008
Nicholas Gravante	2009
Dale Kutnick	2009

D.	Other matters voted on at the Annual Meeting

1.	To consider and act upon a proposal to approve the Company’s issuance and sale of shares of common stock to certain qualified investors in a private placement;

For	10,105,235
Against:	471,917
Abstain:	72,173
Broker non-votes:	4,576,610

2.
To consider and act upon a proposal to amend the Company’s Certificate of Incorporation to increase the authorized share capital of the Company from 50,000,000 shares of common stock to 100,000,000 shares of common stock with the same par value of $0.01 per share;

For	14,549,275
Against:	650,694
Abstain:	25,961
Broker non-votes:	0

3.
To consider and act upon a proposal to amend the Company’s Certificate of Incorporation to increase the authorized share capital of the Company from 500,000 shares of preferred stock to 1,500,000 shares of preferred stock with the same par value of $1.00 per share;

For	9,930,634
Against:	701,078
Abstain:	17,614
Broker non-votes:	4,576,609

4.
To consider and act upon a proposal to amend the Company’s Certificate of Incorporation to limit the liability of the directors of the Company to the extent permitted under Section 402(b) of the New York Business Corporation Law (the “NYBCL”);

For	13,961,971
Against:	1,201,382
Abstain:	62,580
Broker non-votes:	0

5.	To consider and act upon a proposal to approve the adoption of the First Albany Companies Inc. 2007 Incentive Compensation Plan;

For	7,781,768
Against:	2,372,776
Abstain:	494,782
Broker non-votes:	4,576,609

6.	To consider and act upon a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2007;

For	14,696,726
Against:	480,421
Abstain:	48,787
Broker non-votes:	0

7.
In the event there are insufficient votes at the time of the annual meeting to adopt Proposals 2, 3, 4, 5 and 6, to consider and act upon a proposal to adjourn or postpone the annual meeting in order to solicit additional proxies; and

For	13,690,820
Against:	1,304,020
Abstain:	231,092
Broker non-votes:	0

8.	To consider and act upon such other business as may properly come before the meeting or any adjournment thereof.

For	13,091,382
Against:	2,039,313
Abstain:	95,235
Broker non-votes:	0

Item 5. Other Information

On November 2, 2007, the Company entered into a Fifth Amendment to Sub-Lease Agreement (the “Amendment”) with Columbia 677, L.L.C. (the “Landlord”) pursuant to which the Company’s Sublease-Agreement with the Landlord dated August 12, 2003 concerning the lease of certain space in the building located at 677 Broadway, Albany, New York (the “Albany Premises”) was amended.  The Amendment provides that the Company will surrender a total of 15,358 square feet (the “Surrender Premises”) of the Albany Premises, a portion at a time, on or before three surrender dates:  November 15, 2007, December 15, 2007 and April 1, 2008.  If the Company fails to vacate the portion of the Surrender Premises on the applicable surrender dates, it will owe the Landlord $1,667.67 for each day of such failure.  In consideration of the Landlord agreeing to the surrender of the Surrender Premises the Amendment provides that the Company shall pay the Landlord a surrender fee equal to $1,050,000 payable in three installments, provided that the Landlord enters into a new lease with respect to the Surrender Premises by the first installment date.  If the Landlord does not enter into a new lease by November 7, 2007, either of the Company or the Landlord may declare the Amendment to be null and void.  This summary of the Agreement does not purport to be complete and is qualified in its entirety by the full text of the Agreement, copy of which is filed as Exhibit 10.46 to this Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits
(a)   Exhibits
Item Number	Item

3.1	Amended and Restated Certificate of Incorporation of First Albany Companies Inc., furnished herewith.

3.2	Amended and Restated Bylaws of First Albany Companies Inc., furnished herewith.

10.39	First Albany Companies Inc. 2007 Incentive Compensation Plan (filed as Exhibit 4.1 to Form S-8 filed September 21, 2007 and incorporated herein by reference).

10.40
Co-Investor Joinder Agreement, dated as of September 21, 2007, by and among First Albany Companies, MatlinPatterson FA Acquisition LLC and Robert M. Tirschwell. (filed as Exhibit 10.1 to Form 8-K filed September 27, 2007 and incorporated herein by reference).

10.41
Co-Investor Joinder Agreement, dated as of September 21, 2007, by and among First Albany Companies, MatlinPatterson FA Acquisition LLC and Robert M. Fine. (filed as Exhibit 10.2 to Form 8-K filed September 27, 2007 and incorporated herein by reference).

10.42
Registration Rights Agreement, dated as of September 21, 2007, by and among First Albany Companies Inc., MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine.  (filed as Exhibit 10.3 to Form 8-K filed September 27, 2007 and incorporated herein by reference).

10.43	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.5 to Form 8-K filed September 27, 2007 and incorporated herein by reference).

10.44
Employment Agreement, dated as of September 21, 2007, by and between First Albany Companies Inc. and Lee Fensterstock. (filed as Exhibit 10.6 to Form 8-K filed September 27, 2007 and incorporated herein by reference).

10.45
License Agreement, dated September 14, 2007, by and between DEPFA First Albany Securities LLC and First Albany Companies Inc. (filed as Appendix C to the Preliminary Proxy Statement on Schedule 14A filed on October 11, 2007 and incorporated herein by reference).

10.46	Fifth Amendment to Sub-Lease Agreement dated November 2, 2007, by and between Columbia 677, L.L.C. and First Albany Companies Inc. (filed as an exhibit herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, furnished herewith

31.2	Rule 13-a-14(a)/15d-14(a) Certification of Chief Financial Officer, furnished herewith

32	Section 1350 Certifications, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                                                                                                                                               First Albany Companies Inc.
                           (Registrant)

Date:	November 5, 2007	/s/ Lee Fensterstock
Lee Fensterstock
Chief Executive Officer

Date:	November 5, 2007	/s/ C. Brian Coad
C. Brian Coad
Chief Financial Officer
(Principal Accounting Officer)