Form 10-K
period 2007-12-31
BROADPOINT SECURITIES GROUP, INC.
filed 2008-03-28
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
                   [ X ]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                for the fiscal year ended December 31, 2007
- or -
                   [    ]       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                for the transition period from                                     to
Commission file number: 014140
BROADPOINT SECURITIES GROUP, INC.

(Exact name of registrant as specified in its charter)

New York	22-2655804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Penn Plaza, New York, New York	10119
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(212) 273-7100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No  ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a  non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☐                                                                          Accelerated Filer  ☐
Non-accelerated Filer  ☐ ( Do not check if a smaller reporting company) Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑

The aggregate market value of the shares of common stock of the Registrant held by non-affiliates based upon the closing price of Registrant's shares as reported on The NASDAQ Global Market on June 30, 2007 which was $1.67 was $21,002,491.

As of March 12, 2008, 69,474,573 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

PART I

Item 1.   Business

Broadpoint Securities Group, Inc., formerly First Albany Companies Inc. (the “Company”), is an independent investment bank that serves the growing institutional market and corporate middle market by providing clients with strategic, research-based investment opportunities, as well as advisory and financing services. The Company offers a diverse range of products through its Equities division, as well as Broadpoint Securities, Inc., its mortgage-backed security/asset-backed security trading subsidiary, and FA Technology Ventures Corp., its venture capital division. The Company, a New York corporation, is traded on The NASDAQ Global Market, which we refer to as NASDAQ, under the symbol “BPSG”. The Company changed its symbol from “FACT” to “BPSG” effective November 12, 2007.

Broadpoint Capital, Inc., formerly First Albany Capital Inc. (“Broadpoint Capital”), a wholly owned subsidiary of the Company, is an independent, institutional investment bank that provides advisory services, boutique sales and trading and serves the growing corporate middle market by providing clients with focused expertise and strategic, research-based investment opportunities.

Broadpoint Securities, Inc., formerly Descap Securities Inc. (“Broadpoint Securities”), a wholly owned subsidiary of the Company, is a specialized broker-dealer and boutique investment banking firm specializing in secondary trading of mortgage and asset-backed securities as well as the primary issuance of debt financing. The Company acquired Broadpoint Securities in May of 2004.

FA Technology Ventures Corp. (“FATV”), a  wholly owned subsidiary of the Company, manages FA Technology Ventures L.P. and certain other employee investment funds, providing management and guidance for portfolio companies, which are principally involved in the emerging growth sectors of information and energy technology.

Broadpoint Capital Limited (“BCL”), a wholly owned subsidiary of the Company, formerly provided securities brokerage to institutional investors in the United Kingdom and Europe. Currently, the Company is not actively providing these services.

Through its subsidiaries, the Company is a member of the New York Stock Exchange, Inc. (“NYSE”), the Financial Industry Regulatory Authority, Inc. (“FINRA”), the American Stock Exchange, Inc. (“ASE”), the Boston Stock Exchange, Inc. (“BSE”) and various other exchanges and is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”).

In March 2008, the Company and Broadpoint Capital completed the hiring of 47 employees of the New Jersey-based Fixed Income division of BNY Capital Markets, Inc. and the acquisition of certain related assets. The Company has formed a new Debt Capital Markets group with the employees that operates a comprehensive sales and trading platform that specializes in high yield, distressed, investment grade corporate, treasury, government agency, convertible bond, and equity securities.

Our business strategy includes growth through acquisitions of businesses and assets, as well as through hiring high quality professionals, to add to existing business lines or create new ones. We routinely review our ongoing operations and may divest ourselves of assets or business lines that are non-strategic or underperforming relative to alternative investments. For example, in March 2008 we hired 47 employees of the New Jersey-based Fixed Income division of BNY Capital Markets, Inc., and acquired related assets to establish a sales and marketing platform specializing in high yield, distressed, investment grade corporate, treasury, government agency, convertible bond and equity securities. In February 2008, we established a recapitalization and restructuring group within our Equity division through the hiring of 10 individuals. In September 2007, we sold our Municipal Capital Markets business to a wholly owned subsidiary of DEPFA BANK plc. We routinely engage in discussions with individuals and organizations regarding potential transactions and anticipate engaging in the future in additional such transactions, some of which may be material to us.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial information concerning our business segments for each of the fiscal years ended December 31, 2007, December 31, 2006, and December 31, 2005 is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8. We are principally engaged in providing investment banking and sales and trading services to corporations and institutional investor clients in the United States and substantially all of our business transactions in 2007 were transacted in the United States.

Discontinued Operations

Following its strategy, during the past few years the Company discontinued a few of its operations. On September 14, 2007, the Company completed the sale of its Municipal Capital Markets Group to DEPFA BANK plc (“DEPFA”), in connection with which the Company recognized a pre-tax gain on sale in the amount of $7.9 million. In June 2007, the Company closed its Fixed Income Middle Markets Group following the departure of the employees of the group.  In the third quarter of 2006, the Company determined that it would dispose of its convertible arbitrage advisory group due to a continued decline in assets under management. In April 2007, the group ceased operations. In the second quarter of 2006, the Company ceased operations in the Taxable Fixed Income division due to a changing business climate and continued revenue declines. On December 31, 2004, the Company ceased asset management operations in Sarasota, Florida and on February 5, 2005 sold its asset management operations in Albany, New York.  In August 2000, Broadpoint Capital divested its retail brokerage operation (the "Private Client Group”).

The operating results of the groups and divisions referred above are reported as discontinued operations (see Note 22 of the Consolidated Financial Statements).

Available Information

We are required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access our SEC filings.

We will make available free of charge through our internet site http://www.broadpointsecurities.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

We also make available, on the Corporate Governance page of our website, our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) the charter of the Audit, Compensation, and Corporate Governance Committees of our Board of Directors, and (iv) the Complaint Procedures for Accounting and Auditing Matters. These documents will also be available in print without charge to any person who requests them by writing or telephoning: Broadpoint Securities Group, Inc., Att.: Investors Relations, One Penn Plaza, 42nd Floor, New York, NY 10019-4000, U.S.A., telephone number (212) 273-7100.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Sources of Revenues

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows (excluding discontinued operations):

For the years ended December 31,	2007		2006		2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commissions	$4,666	9.9%	$11,386	14.0%	$17,254	15.5%
Principal transactions	21,229	45.1%	40,605	49.9%	40,209	36.0%
Investment banking	8,127	17.3%	26,643	32.8%	19,309	17.3%
Investment gains(losses)	2,594	5.5%	(7,602)	(9.3)%	21,591	19.3%
Fees and other	1,856	3.9%	1,978	2.4%	3,561	3.2%
Total operating revenues	$38,472	81.7%	$73,010	89.9%	$101,924	91.3%
Interest income	8,639	18.3%	8,295	10.1%	9,750	8.7%
Total revenues	$47,111	100.0%	$81,305	100.0%	$111,674	100.0%

For information regarding the Company’s reportable segment information, refer to Note 20 of the Consolidated Financial Statements.

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

The Equities sales and trading group makes markets in 488 NASDAQ and over-the-counter stocks to facilitate customer transactions. In addition to trading profits and losses, included in principal transactions are commission-equivalents charged on certain principal trades for NASDAQ and over-the-counter securities.

The Company’s Fixed Income business segment maintains inventories of corporate debt, mortgage-backed and asset-backed securities, government securities and government agency securities.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The Company’s trading activities require the commitment of capital, and the majority of the Company’s inventory positions are for the purpose of generating sales credits by the institutional sales force. As a result, the Company exposes its own capital to the risk of fluctuations in market value. All inventory positions are marked to market or their fair value price on at least a weekly basis. The following table, which includes discontinued operations, sets forth the highest, lowest, and average month-end inventories (the net of securities owned and securities sold, but not yet purchased, less securities not readily marketable) for the year ended December 31, 2007, by securities category, where the Company acted in a principal capacity.

Continuing Operations (In thousands)	Highest Inventory	Lowest Inventory	Average Inventory
Corporate obligations	$48,291	$4,389	$20,760
Corporate stocks	12,256	3,340	6,480
U.S. Government and federal agencies obligations	65,051	23,440	38,973

Discontinued Operations (In thousands)	Highest Inventory	Lowest Inventory	Average Inventory
State and municipal bonds	$199,891	$5	$98,791
Corporate obligations	43,883	183	15,569
U.S. Government and federal agencies obligations	589	(9,529)	(3,788)
Options	77	42	18

Investment Banking

The Company advises clients on mergers and acquisition opportunities, and manages, co-manages and participates in corporate securities offerings principally through its Equities business. Participation in an underwriting syndicate or selling group involves both economic and regulatory risks. An underwriter or selling group member may incur losses if it is forced to resell the securities it has committed to purchase at less than the agreed-upon purchase price.

For the periods indicated, the table below highlights the number and dollar amount of corporate stock and bond offerings managed or co-managed by the Company and underwriting syndicate participations, including those managed or co-managed by the Company.

Corporate Stock and Bond Offerings
(Dollars in thousands)	Managed or Co-Managed
Year Ended	Number of Issues	Amount of Offering
December 31, 2007	10	$1,115,802
December 31, 2006	24	3,671,851
December 31, 2005	18	1,637,381

Investment gains (losses)

The Company’s investment portfolio includes interests in privately held companies and its interest in FA Tech Ventures L.P managed by FATV.  Investment gains (losses) are comprised of both unrealized and realized gains and losses from the Company’s investment portfolio. See Note 6 of the Consolidated Financial Statements.

Fees and Other

Fees and Other relate primarily to investment management fees earned by FATV.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other Business Information

Operations

The Company’s operations activities include: execution of orders; processing of transactions; receipt, identification, and delivery of funds and securities; custody of customers’ securities; internal control; and compliance with regulatory and legal requirements. Through December 31, 2007, the Company cleared the majority of its own transactions.  However, on January 11, 2008, each of Broadpoint Capital and Broadpoint Securities entered into a Fully Disclosed Clearing Agreement with Ridge Clearing and Outsourcing Solutions, Inc. (“Ridge”) whereby Ridge agreed to provide certain execution and clearing services, on a fully disclosed basis, to Broadpoint Capital and Broadpoint Securities and their customers. The initial term of Broadpoint Capital’s agreement commences upon approval of the Financial Industry Regulatory Authority and continues for three (3) years from the date of the first trade at Broadpoint Capital, which has not yet occurred. The initial term of Broadpoint Securities’ agreement commenced on January 11, 2008 and continues through January 11, 2011. Also, on February 26, 2008, Broadpoint Capital entered into a Fully Disclosed Clearing Agreement with Pershing LLC (“Pershing”) whereby Pershing agreed to provide certain execution and clearing services, on a fully disclosed basis, to Broadpoint Capital and their customers in connection with the new Debt Capital Markets Division.

The volume of transactions handled by the Company’s back-office operations staff fluctuates substantially. The monthly numbers of purchase and sale transactions processed for the periods indicated were as follows:

	Number of Monthly Transactions
Year Ended	High	Low	Average
December 31, 2007	418,342	87,134	242,007
December 31, 2006	424,174	288,948	353,417
December 31, 2005	648,768	309,614	462,898

The Company has established internal controls and safeguards to help prevent securities theft, including the use of depositories and periodic securities counts. Operations, compliance, internal audit, and legal personnel monitor compliance with applicable laws, rules, and regulations. As required by FINRA and other regulatory authorities, the Company’s broker-dealer subsidiaries carry fidelity bonds covering loss or theft of securities as well as embezzlement and forgery.

Research

Broadpoint Capital maintains a professional staff of equity research analysts. Research is focused on several industry sectors, including healthcare, energy and technology. Broadpoint Capital employs 11 publishing analysts who support the Equities segment.

The Company’s research analysts review and analyze the economy, general market conditions, technology trends, industries and specific companies through fundamental and technical analyses; make recommendations of specific action with regard to industries and specific companies; and respond to inquiries from customers.

Employees

As of March 3, 2008, the Company’s continuing operations had 211 full-time employees, of which 74 were institutional sales people and institutional traders, 28 were investment banking professionals, 25 were research professionals, 30 were in other revenue support positions, and 54 were in corporate support and overhead. Out of these employees, 47 were hired in March 2008 from the New Jersey-based Fixed Income division of BNY Capital Markets to integrate the Company’s new Debt Capital Markets group. The Company considers its employee relations to be good and believes that its compensation and employee benefits are competitive with those offered by other securities firms. None of the Company’s employees are covered by a collective bargaining agreement.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Competition

As an investment bank, all aspects of our business are intensely competitive. Our competitors are other investment banks, brokerage firms, merchant banks and financial advisory firms. We compete with some of our competitors nationally and with others on a regional, product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products. We believe that the principal factors affecting competition in our business include client relationships, reputation, quality and price of our products and services, market focus and the ability of our professionals. Competition is intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our business will depend upon our continued ability to retain and motivate our existing professionals and attract new professionals. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, including among many of our former competitors. In particular, a number of large commercial banks have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, and insurance. Many of these firms also have more extensive investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our business. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors.

Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the direct oversight of  broker-dealers, however, has been delegated to self-regulatory organizations, principally  FINRA and the U.S.  securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC), which govern the securities industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to substantial regulation by state securities authorities in the U.S. jurisdictions in which they are registered. Broadpoint’s Broker-Dealers are registered in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.

The U.S. regulations to which broker-dealers are subject cover many aspects of the securities business, including sales and trading practices, financial responsibility, including the safekeeping of customers' funds and securities as well as the capital structure of securities firms, books and record keeping, and the conduct of their associated persons. Salespeople, traders, investment bankers and others are required to take examinations given and approved by FINRA and all principal exchanges as well as state securities authorities to both obtain and maintain their securities license registrations. Registered employees are also required to participate annually in the firm’s continuing education program.

Additional legislation, federal and state, changes in rules promulgated by the SEC and by self-regulatory organizations as well as changes by state securities authorities, and/or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, self-regulatory organizations, and state securities regulators have broad authority to conduct broad examinations and inspections, and initiate administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of U.S. broker-dealer regulation is the protection of customers and the securities markets rather than protection of stockholders of broker-dealers.

Net Capital Requirements

The Company’s subsidiaries, Broadpoint Capital and Broadpoint Securities, as broker-dealers, are subject to the net capital requirements of Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”). The Net Capital Rule is designed to measure the general financial condition and liquidity of a broker-dealer, and it imposes a required minimum amount of net capital deemed necessary to meet a broker-dealer’s continuing commitments to its customers.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Compliance with the Net Capital Rule may limit those operations, which require the use of a firm’s capital for purposes, such as maintaining the inventory required for trading in securities, underwriting securities, and financing customer margin account balances. Net capital, aggregate indebtedness and aggregate debit balances change from day to day, primarily based in part on a firm’s inventory positions, and the portion of the inventory value the Net Capital Rule requires the firm to exclude from its capital.

At December 31, 2007, the Company’s broker-dealer subsidiaries’ net capital and excess net capital (in thousands of dollars) were as follows:

	Net Capital	Excess Net Capital
Broadpoint Capital	$9,050	$8,050
Broadpoint Securities	$21,096	$20,752

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

You should carefully consider the risk factors described below in addition to the other information set forth or incorporated by reference in this Annual Report on Form 10-K.  If any of the following risks actually occur, our financial condition or results of operations could be materially and adversely affected.  These risk factors are intended to highlight some factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion.  Additional risks and uncertainties that we do not presently know or that we currently believe to be immaterial may also adversely affect us.

Company Risks

We have incurred losses in recent periods and may incur losses in the future.  We have incurred losses in recent periods. We recorded a net loss of $19.5 million for the year ended December 31, 2007 and a net loss of $44.0 million for the year ended December 31, 2006.  We have experienced declines in revenues generated by our key segments, including equities sales and trading, equity investment banking and fixed income.  We may incur losses and further declines in revenue in future periods. If we continue to incur losses and we are unable to raise funds to finance those losses, they could have a significant effect on our liquidity as well as our ability to operate.

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

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

We are a holding company and depend on payments from our subsidiaries.  We depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, our broker-dealer subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. In addition, because our  interests in the firm’s subsidiaries consist of equity interests, our rights may be subordinated to the claims of the creditors of these subsidiaries.

Our ability to hire and retain our senior professionals is critical to the success of our business.  In order to operate our business successfully, we rely heavily on our senior professionals. Their personal reputation, judgment, business generation capabilities and project execution skills are a critical element in obtaining and executing client engagements. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds, private equity funds and venture capital funds. In the past, we have lost investment banking, brokerage, research, and senior professionals.  We could lose more in the future.  Any loss of professionals, particularly key senior professionals or groups of related professionals, could impair our ability to secure or successfully complete engagements, materially and adversely affect our revenues and make it more difficult to return to profitability.  In the future, we may need to hire additional personnel.  At that time, there could be a shortage of qualified and, in some cases, licensed personnel whom we could hire.  This could hinder our ability to expand or cause a backlog in our ability to conduct our business, including the handling of investment banking transactions and the processing of brokerage orders.  These personnel challenges could harm our business, financial condition and operating results.

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

We rely on short-term bank loans and similar debt facilities to finance our operations generally and to maintain our margin requirements with Ridge and Pershing in particular.  Our ability to continue to access these and other forms of capital could be impaired due to circumstances beyond our control such as market disruptions or dislocations.  Any such events could have a material adverse effect on our ability to fund our operations and operate our business.

In order to obtain funding for other aspects of our business, we may seek to raise capital through issuance and sale of our common stock or the incurrence of additional debt.  The sale of equity, or securities convertible into equity, would result in dilution to our stockholders.  The incurrence of debt may subject us to covenants restricting our business activities.  Additional funding may not be available to us on acceptable terms, or at all.

Our venture capital business and investment portfolio may also create liquidity risk due to increased levels of investments in high-risk, illiquid assets.  We have made substantial principal investments in our private equity funds and may make additional investments in future funds, which are typically made in securities that are not publicly traded.  There is a significant risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or may otherwise be unable to complete any exit strategy.  In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.  It takes a substantial period of time to identify attractive investment opportunities and then to realize the cash value of our investments through resale.  Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.  At December 31, 2007, $16.9 million of our total assets consisted of relatively illiquid private equity investments. See Note 6 of the Consolidated Financial Statements.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital requirements may impede our ability to conduct our business.  Broadpoint Capital and Broadpoint Securities, our broker-dealer subsidiaries, are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members.  These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form.  Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm.

Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.  In recent years, we have experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins.  In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic, algorithmic and direct market access trading, which has created additional competitive downward pressure on trading margins.  The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors.  As a result of pressure from institutional clients to alter “soft dollar” practices and SEC rulemaking in the soft dollar area, some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions.  These arrangements, both in the form of lower commission rates and commission sharing agreements, have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research.  Beginning in June 2006, one of our largest institutional brokerage clients in terms of commission revenue, Fidelity Management and Research Company, began to separate payments for research services and services for sales commissions for brokerage services, instead of compensating research services through sales commissions.  Additional pressure on sales and trading revenue may impair the profitability of our brokerage business.  Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions.  We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

We focus principally on specific sectors of the economy, and a deterioration in the business environment in these sectors generally or decline in the market for securities of companies within these sectors could materially and adversely affect our businesses.  For example, our equity business focuses principally on the healthcare, energy and technology sectors of the economy. Therefore, volatility in the business environment in these sectors generally, or in the market for securities of companies within these sectors particularly, could substantially affect our financial results and the market value of our common stock. The market for securities in each of our target sectors may also be subject to industry-specific risks. Underwriting transactions, strategic advisory engagements and related trading activities in our target sectors represent a significant portion of our businesses. This concentration exposes us to the risk of substantial declines in revenues in the event of downturns in these sectors of the economy and any future downturns in our target sectors could materially and adversely affect our business and results of operations.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Markets may experience periods of high volatility.  Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity, such as the asset price deterioration in the subprime residential mortgage market. Higher interest rates during the first half of 2007, falling property prices throughout the year and a significant increase in the number of subprime mortgages originated in 2005 and 2006 contributed to dramatic increases in mortgage delinquencies and defaults in 2007 and anticipated future delinquencies among higher-risk, or subprime, borrowers in the United States. The widespread dispersion of credit risk related to mortgage delinquencies and defaults through the securitization of mortgage-backed securities, sales of collateralized debt obligations and the creation of structured investment vehicles and the unclear impact on large banks of mortgage-backed securities, caused banks to reduce their loans to each other or make them at higher interest rates. During the second half of 2007, the economic impact of these problems spread and disrupted the broader financial markets. The combination of these events caused a large number of mortgage lenders and some hedge funds to shut down or file for bankruptcy.  These continued conditions could result in additional significant write-downs at many financial institutions and could have a material adverse effect on the broader financial markets. Financial institutions have entered into large numbers of credit default swaps with counterparties to hedge credit risk. As a result of the credit crises and the increasingly large numbers of credit defaults, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a significant number of counterparties or a counterparty that holds a significant amount of credit default swaps could have a material adverse effect on the broader financial markets. It is difficult to predict how long these conditions will continue, whether they will continue to deteriorate and whether our markets, products and businesses will be adversely affected. As a result, these conditions could adversely affect our financial condition and results of operations.

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

We may enter into transactions in which we commit our own capital as part of our trading business.  The number and size of these transactions may materially affect our results of operations in a given period.  We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter.  We maintain trading positions in the fixed income and equity markets to facilitate client-trading activities.  To the extent that we own security positions, in any of those markets, a downturn in the value of those securities or in those markets could result in losses from a decline in value.  Conversely, to the extent that we have sold securities we do not own in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to acquire the securities in a rising market.

Our principal trading and investments expose us to risk of loss.  A significant portion of our revenues is derived from trading in which we act as principal.  Although the majority of our principal trading is “riskless principal” in nature, we may incur trading losses relating to the purchase, sale or short sale of corporate and asset-backed fixed income securities and equity securities for our own account and from other principal trading.  In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity.  From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry.  In general, any downward price movement in these securities could result in a reduction of our revenues and profits.

In addition, we may engage in hedging transactions and strategies that may not properly mitigate losses in our principal positions.  If the transactions and strategies are not successful, we could suffer significant losses.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Our financial results may fluctuate substantially from period to period, which may impact our stock price.  We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations.  These variations may be attributed in part to fluctuations in the value of our investment portfolio and the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control.  In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction.  We may nevertheless incur significant direct and indirect expenses in connection with such transactions.  As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties.  If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction.  This risk may be intensified by our focus on growth companies in the healthcare, energy and technology sectors and mortgage asset backed securities, as the market for these securities has experienced significant variations in the number and size of offerings as well as the after-market trading volume and prices of newly issued securities.  Recently, more companies initiating the process of an initial public offering are simultaneously exploring merger and acquisition exit opportunities.  If we are not engaged as a strategic advisor in any such dual-tracked process, our investment banking revenues would be adversely affected in the event that an initial public offering is not consummated.  In addition, our investments in our private equity funds are adjusted for accounting purposes to fair value at the end of each quarter and our share of these gains or losses will affect our revenues even when these market fluctuations have no cash impact, which could increase the volatility of our quarterly earnings.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If we violate the listing requirements of The NASDAQ Global Market, our common stock may be delisted.  To maintain our listing on The NASDAQ Global Market, we must meet certain financial and liquidity criteria.  One of these criteria requires that we maintain a minimum bid price per share of $1.00.  We currently meet the listing standards for continued listing on The NASDAQ Global Market.  The last reported sale price of our common stock on March 12, 2008 was $1.65 per share.  The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations.  If we violate The NASDAQ Global Market listing requirements, we may be delisted.

We face strong competition from larger firms.  The brokerage and investment banking industries are intensely competitive and we expect them to remain so.  We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products.  We have experienced intense price competition in some of our businesses, in particular discounts in large block trades and trading commissions and spreads. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues. We believe we may experience competitive pressures in these and other areas in the future, as some of our competitors seek to obtain market share by competing on the basis of price.

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

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform on their obligations.  These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons.  We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. Broadpoint Capital, which currently self-clears a portion of its business, finances certain customer positions and could be held responsible for the defaults or misconduct of our customers.  Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee.  In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.  If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

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

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions.  Any such failure or termination could adversely affect our ability to execute transactions and to manage our exposure to risk.

We are subject to risks associated with the outsourcing of certain functions and the relocation of our administrative function to New York City both of which could adversely affect our businesses. Despite the transition plans we have in place, our ability to conduct business may be adversely affected by the transition of our administrative functions from Albany to New York City and the outsourcing of certain other functions.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located.  This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise.  Nearly all of our employees in our primary locations, including New York City, Albany, Roseland, San Francisco and Boston, work in close proximity to each other.  If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks.  Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or our counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

We may be unable to fully capture the expected value from acquisitions in investments and personnel . We currently expect to grow through acquisitions and through strategic investments as well as through internal expansion. To the extent we make acquisitions or enter into combinations, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients and business partners. In addition, acquisitions may involve the issuance of additional shares of our common stock, which may dilute our shareholders’ ownership of our firm.  Furthermore, acquisitions could entail a number of risks including problems with the effective integration of operations, inability to maintain key pre-acquisition business relationships, increased operating costs, exposure to unanticipated liabilities and difficulties in realizing projected efficiencies, synergies and cost savings. There is no assurance that any of our recent acquisitions or any business we acquire in the future will be successfully integrated and result in all of the positive benefits anticipated. If we are not able to integrate successfully our past and future acquisitions, there is a risk that our results of operations may be materially and adversely affected. Finally, expansions or acquisitions have required and may in the future requires significant managerial attentions, which may be diverted from our other operations.   These capital, equity and managerial commitments may impair the operation of our businesses.

Because MatlinPatterson FA Acquisition LLC, a Delaware limited liability company (“MatlinPatterson”), controls a majority of the voting power of our common stock, investors will not be able to affect the outcome of any shareholder vote. As of March 4, 2008, MatlinPatterson controls approximately 64% of the voting power of our common stock. For as long as MatlinPatterson beneficially owns more than 50% of the outstanding shares of our common stock, it will be able to direct the election of all of the members of our board of directors, call a special meeting of shareholders at which our directors may be removed with or without cause and determine the outcome of most matters submitted to a vote of our shareholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. MatlinPatterson currently has and will have the power to prevent or cause a change in control, and could take other actions that might be favorable to MatlinPatterson but not to our other shareholders.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Because MatlinPatterson beneficially owns a majority of the outstanding shares of our common stock, we are a “controlled company” within the meaning of the Nasdaq Marketplace Rules and, as a result, we are not subject to all of the Nasdaq corporate governance requirements. Because MatlinPatterson controls more than 50% of the voting power of our common stock, we are a “controlled company” within the meaning of the Nasdaq Marketplace Rules. Under the Nasdaq Marketplace Rules, a controlled company may elect not to comply with certain Nasdaq corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. Because we have taken advantage of the controlled company exemption to certain Nasdaq corporate governance requirements, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Future sales or anticipated future sales of our common stock in the public market, by us, by MatlinPatterson or by others, could cause our stock price to decline.  The sale by us of a significant number of shares of our common stock, or the perception that such future sales could occur, could materially and adversely affect the market price of our comon stock.  In addition, the sale or anticipated future sale of a significant number of shares of our common stock in the open market by MatlinPatterson or others, whether pursuant to a resale prospectus or pursuant to Rule 144, promulgated under the Securities Act, may also have a material adverse effect on the market price of our common stock.  Any such decline in our stock price could impair our ability to raise capital in the future through the sale of additional equity securities at a price we deem appropriate.

Risks Related to Our Industry

Difficult market conditions could adversely affect our business in many ways. Our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the U.S and elsewhere around the world. Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. In the event of a market downturn, our businesses could be adversely affected in many ways, including those described below.Weakness in equity markets and diminished trading volume of securities could adversely impact our sales and trading business, from which we have historically generated a significant portion of our revenues. Industry-wide declines in the size and number of underwritings and mergers and acquisitions also would likely have an adverse effect on our revenues. In addition, reductions in the trading prices for equity securities also tend to reduce the dollar value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. Our revenues are likely to decline in such circumstances and, if we were unable to reduce expenses at the same pace, our profit margin would erode. In addition, in the event of extreme market events, such as the global credit crisis, we could incur substantial risk of loss due to market volatility.

Financial services firms have been subject to increased scrutiny and enforcement activity over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.  Firms in the financial services industry have been operating in a difficult regulatory environment.  The industry has experienced increased scrutiny and enforcement activity from a variety of regulators, including the SEC, FINRA (formerly NASD), NASDAQ, the state securities commission and state attorneys general.  Penalties and fines sought by regulatory authorities have increased substantially over the last several years.  This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate.  We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.  We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets.  Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities.  Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Extensive regulation of public companies in the U.S. could reduce our revenue and otherwise adversely affect our business.  Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and NASDAQ to significantly expand corporate governance and public disclosure requirements.  To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, or list their securities instead on non-U.S. securities exchanges, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions.  In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets.  These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

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

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We are subject to claims and litigations in the ordinary course of our business.  For information regarding certain pending claims see Part I – Item 3 – Legal Proceedings.

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

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

The Company currently leases all of its office space.  The Company’s lease for its headquarters in New York, New York (approximately 36,000 square foot facility) expires on October 31, 2008. The Company is currently in the process of evaluating its lease alternatives in New York City.

A list of office locations as of December 31, 2007 by segment is as follows:

Equities, Fixed Income & Other	New York, NY

Equities & Fixed Income	Los Angeles, CA

Equities	Boston, MA
Dallas, TX
Denver, CO
Evanston, IL
Houston, TX
Minneapolis, MN
St. Louis, MO
San Francisco, CA

Other	Albany, NY

Item 3.  Legal Proceedings

In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”).  The Company acted as placement agent in that sale, and a number of persons who were employees and officers of the Company at that time, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs' claims have now been referred back to the Bankruptcy Court for such consideration.  Discovery is currently underway.  The Company believes that it has strong defenses and intends to vigorously defend itself against the plaintiffs' claims, and believes that the claims lack merit.  However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

In early 2008, Broadpoint Capital hired Tim O’Connor, and 9 other individuals to form a new capitalization and restructuring group within Broadpoint Capital’s Investment Banking division.  Mr. O’Connor, the new Head of Broadpoint's Investment Banking Division and each of the other employees are former employees of Imperial Capital, LLC (“Imperial”).  Upon Broadpoint Capital’s hiring of these employees, Imperial commenced an arbitration proceeding against Broadpoint Capital, Mr. O’Connor, another employee hired by Broapdoint, and a former employee of Imperial who is not employed by Broadpoint  before the Financial Industry Regulatory Authority (“FINRA”).  In the arbitration, Imperial alleges various causes of action against Broadpoint Capital as well as the individuals based upon alleged violations of restrictive covenants in employee contracts relating to the non-solicitation of employees and clients.  Imperial claims damages in excess of $100 million.   Concurrently with the filing of the arbitration proceeding, Imperial sought and obtained a temporary restraining order in New York State Supreme Court, pending the conclusion of the FINRA arbitration hearing, enjoining Broadpoint from disclosing or making use of any confidential information of Imperial, recruiting or hiring any employees of Imperial and seeking or accepting as a client any client of Imperial, except those clients for whom any of the hired individuals had provided services as a registered representative while employed by Imperial. Broadpoint Capital believes that it has strong defenses to and intends to vigorously defend itself against Imperial’s claims. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

Due to the nature of our business, we are now, and likely in the future will be, involved in a variety of legal proceedings, including the matters described above.  These include litigations, arbitrations and other proceedings initiated by private parties and arising from our underwriting, financial advisory or other transactional activities, client account activities and employment matters.  Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to our financial position.  In addition, the securities industry is highly regulated.  We are subject to both routine and unscheduled regulatory examinations of our business and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years securities firms have been subject to increased scrutiny and regulatory enforcement activity.  Regulatory investigations can result in substantial fines being imposed on us.  Periodically we receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations.  We do not always know the purpose behind these communications or the status or target of any related investigation.  Our responses to these communications have in the past resulted in our being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on our business.

We have taken reserves in our financial statements with respect to legal proceedings to the extent we believe appropriate.  However, accurately predicting the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles.  Based on currently available information, we do not believe that any litigation, proceeding or other matter to which we are a party or otherwise involved will have a material adverse effect on our financial condition, results of operations and cash flows in the period resolved, although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on our operating results in that period.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 4   Submission of Matters to a Vote of Security Holders

On December 28, 2007, we held a special meeting of shareholders (1) to consider and act upon a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company to Broadpoint Securities Group, Inc. and (2) to consider and act upon a proposal to amend the Company’s Certificate of Incorporation to permit the shareholders to act by less than unanimous written consent.  The results of the vote at the special meeting are as follows:

1. To consider and act upon a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company to Broadpoint Securities Group, Inc.

For:	50,717,820
Against:	846,174
Abstain:	6,659
Broker non-votes:	0

2. To consider and act upon a proposal to amend the Company’s Certificate of Incorporation to permit the shareholders to act by less than unanimous written consent.

For:	42,491,956
Against:	913,477
Abstain:	64,296
Broker non-votes:	8,100,924

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of
Equity Securities

The Company's common stock trades on The NASDAQ Global Market under the symbol "BPSG".  As of February 12, 2008  there were approximately 2,326 holders of record of the Company's common stock. No dividends have been declared or paid on our common stock in the last two fiscal years. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future. The following table sets forth the high and low bid quotations for the common stock during each quarter for the fiscal years ended.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
2007
Stock Price Range
High	$2.46	$1.96	$1.81	$1.74
Low	1.42	1.51	1.22	0.99

2006
Stock Price Range
High	$7.17	$5.70	$4.61	$4.21
Low	5.40	3.85	3.17	1.93

Information relating to compensation plans under which our common stock is authorized for issuance will be set forth in our definitive proxy statement for our annual meeting of stockholders to be held in 2008 (to be filed within 120 days after December 31, 2007) and is incorporated by reference in Part III, Item 12.

ISSUANCE OF UNREGISTERED EQUITY SECURITIES

There were no undisclosed issuances of unregistered equity securities during 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock in the fourth quarter of 2007.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 6.  Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.  This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

For the years ended December 31:	2007	2006	2005	2004	2003
(in thousands of dollars, except per share amounts)
Operating results:
Operating revenues	$38,472	$73,010	$101,924	$99,706	$81,157
Interest income	8,639	8,295	9,750	4,931	2,421
Total revenues	47,111	81,305	111,674	104,637	83,578
Interest expense	7,027	8,417	6,423	2,289	992
Net revenues	40,084	72,888	105,251	102,348	82,586
Expenses (excluding interest)	71,709	120,329	111,201	121,247	86,277
Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principles	(31,625)	(47,441)	(5,950)	(18,899)	(3,691)
Income tax expense (benefit)	(4,703)	(828)	7,512	(10,052)	(1,125)
Income (loss) from continuing operations	(26,922)	(46,613)	(13,462)	(8,847)	(2,566)
Income (loss) from discontinued operations, net of taxes	7,460	2,205	3,245	5,260	13,127
Income (loss) before cumulative effect of an accounting change	(19,462)	(44,408)	(10,217)	(3,587)	10,561
Cumulative effect of accounting change, net of taxes	-	427	-	-	-
Net income (loss)	$(19,462)	$(43,981)	$(10,217)	$(3,587)	$10,561
Basic earnings per share:					$
Continuing operations	$(0.98)	$(3.08)	$(0.97)	$(0.71)	$(0.24)
Discontinued operations	0.27	0.15	0.23	0.42	1.24
Cumulative effect of an accounting change	-	0.03	-	-	-
Loss per share	$(0.71)	$(2.90)	$(0.74)	$(0.29)	$1.00
Diluted earnings per share:
Continuing operations	$(0.98)	$(3.08)	$(0.97)	$(0.71)	$(0.22)
Discontinued operations	0.27	0.15	0.23	0.42	1.11
Cumulative effect of an accounting change	-	0.03	-	-	-
Loss per share	$(0.71)	$(2.90)	$(0.74)	$(0.29)	$0.89
Cash dividend	-	-	0.05	0.20	0.20
Book Value	1.41	3.46	6.28	6.45	7.64
As of December 31:	2007	2006	2005	2004	2003
Financial condition:
Total assets	$274,183	$357,118	$443,541	$410,113	$393,142
Short-term bank loans	-	128,525	150,075	139,875	138,500
Notes payable	-	12,667	30,027	32,228	14,422
Obligations under capitalized leases	-	3,522	5,564	3,110	3,183
Temporary capital	104	104	3,374	3,374	-
Subordinated debt	2,962	4,424	5,307	3,695	3.721
Stockholders’ equity	82,267	51,577	87,722	86,085	83.434

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Reclassification

Certain amounts in operating results for 2003 through 2006 have  been  reclassified to conform to the 2007 presentation.  Refer to the “Reclassification” section of Note 1 to the Consolidated Financial Statements for more information regarding reclassification of amounts included in discontinued operations.

Cumulative Effect of Accounting Change

Upon adoption of FASB Statement No. 123 (revised) “Share-based Compensation” as described in FASB Staff Position No. FAS 123(R)-3, Share-Based Payment on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are included or incorporated by reference in this document statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are usually preceded by words such as “may,” “will”, “expect”, “anticipate”, “believe” , “estimate”, and “continue” or similar words. All statements other than historical information or current facts should be considered forward-looking statements. Forward-looking statements may contain projections regarding revenues, earnings, operations, and other financial projections, and may include statements of future performance, strategies and objectives. However, there may be events in the future, which the Company is not able to accurately predict or control which may cause actual results to differ, possibly materially, from the expectations set forth in the Company’s forward-looking statements. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors. Such factors include, among others, market risk, credit risk and operating risk. These and other risks are set forth in greater detail throughout this document. The Company does not intend or assume any obligation to update any forward-looking information it makes.

Business Overview

Broadpoint Securities Group, Inc., formerly First Albany Companies Inc. (the “Company”), is an independent investment bank that serves the growing institutional market and corporate middle market by providing clients with strategic, research-based investment opportunities, as well as advisory and financing services. The Company offers a diverse range of products through its Equities division, as well as Broadpoint Securities, Inc., its mortgage-backed security/asset-backed security trading subsidiary, and FA Technology Ventures Corp., its venture capital division. The Company, a New York corporation, is traded on The NASDAQ Global Market, which we refer to as NASDAQ, under the symbol “BPSG”. The Company changed its symbol from “FACT” to “BPSG” effective November 12, 2007.  The Company operates through three primary business segments: Equities, Fixed Income and Other.

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

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

On September 21, 2007, the Company closed the investment from MatlinPatterson in which the Company received net proceeds from the sale of the Company’s common stock of $45.8 million.  Pursuant to the Investment Agreement, MatlinPatterson purchased 41.5 million newly issued shares and two co-investors received a total of 0.5 million newly issued shares which represented approximately 71.7 percent and 0.8 percent, respectively of the issued and outstanding voting power of the Company immediately following the closing of the investment transaction.

In March 2008, the Company and Broadpoint Capital completed its hiring of 47 employees of the New Jersey-based Fixed Income division of BNY Capital Markets, Inc. and the acquisition of certain related assets. The Company has formed a new Debt Capital Markets group within our Fixed Income segment with the new employees that operates a comprehensive sales and trading platform that specializes in high yield, distressed, investment grade corporate, treasury, government agency, convertible bond, and equity securities.

On March 4, 2008, the Company closed a $20 million investment transaction whereby investors purchased approximately 11.6 million shares from the Company at $1.70 per share.  A fund managed by MAST Capital Management, LLC, a Boston-based investment manager that focuses on special situations debt and equity investment opportunities, led the investment purchasing 7.1 million of the approximately 11.6 million shares issued.

RESTRUCTURING

In 2007, the Company implemented a restructuring plan designed to properly size the Company’s infrastructure with its current levels of activity. As a result, the Company incurred approximately $2.7 million in restructuring costs during the fourth quarter of 2007, of an estimated $4.6 to $4.8 million in total restructuring costs.  The plan includes a reduction in support headcount of approximately 50 percent, outsourcing the Company’s clearing operations and data center management, and reducing non-compensation expenses.  The Company currently anticipates this restructuring plan will be completed in the second quarter of 2008 and will eliminate approximately $8 million in annual operating expenses.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Environment in 2007

Investment banking revenues are driven by overall levels of capital raising activities in the marketplace and particularly the sectors that we focus on.  Public offering activity showed an increase over a year ago levels with public follow-on activity up  19 percent in terms of dollar volume while the number of transactions increased 2 percent.  Initial public offering transactions were up 10 percent year-over-year and dollar volume increased 6 percent compared to 2006.  The economic sectors of healthcare, energy and powertech comprised 33 percent of the public follow-on activity and 30 percent of the total initial public offering activity for 2007.   (Source: Commscan)

In the equity markets, NYSE daily trading volume was up 3 percent while the NASDAQ composite daily trading volume decreased 8 percent (Source: Factset).  Equity sales and trading revenues are dependent on trading volumes, commission rates and the value of our research product and other services that we can provide to our clients.  Our client’s ability to now execute trades electronically through electronic communication networks (“ECNs “) and other alternative trading platforms has put downward pressure on commission rates in our sales and trading business as larger clients have begun to unbundle research from  commission payments.   Beginning in June 2006, one of the Company’s largest institutional brokerage clients in terms of commission revenue, Fidelity Management and Research Company, began to separate payments for research services and services for trading commissions for brokerage services, instead of compensating research services through trading commissions.   The results of these changes have decreased commissions revenues from Fidelity compared to 2006, but have not yet had a material impact on commission rates from our other institutional clients.  If other institutional equity clients adopt similar practices, this trend can continue to have a negative impact on our commission revenue.

In the fixed income markets, severe turmoil in the sub prime mortgage market spread to all areas of the credit market in the second half of 2007.  As a result, spreads relative to comparable treasuries widened across all fixed income products.  The yield curve steepened as treasury rates fell.  The spread between the 10 year Treasury note and 2 year Treasury note at the end 2007 had widened 111 basis points versus the beginning of the year. (Source: U.S. Treasury Department)

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

	Years ended December 31
(In thousands of dollars)	2007	2006	2005
Revenues
Commissions	$4,666	$11,386	$17,254
Principal transactions	21,229	40,605	40,209
Investment banking	8,127	26,643	19,309
Investment gains (losses)	2,594	(7,602)	21,591
Interest income	8,639	8,295	9,750
Fees and other	1,856	1,978	3,561
Total revenues	47,111	81,305	111,674
Interest expense	7,027	8,417	6,423
Net revenues	40,084	72,888	105,251
Expenses (excluding interest)
Compensation and benefits	41,286	76,351	73,241
Clearing, settlement and brokerage costs	3,127	5,833	8,310
Communications and data processing	7,827	9,273	9,855
Occupancy and depreciation	6,559	9,154	9,178
Selling	4,157	4,013	4,981
Impairment	-	7,886	-
Restructuring	2,698	-	-
Other	6,055	7,819	5,636
Total expenses (excluding interest)	71,709	120,329	111,201
Income (loss) before income taxes, discontinued operations and cumulative effect of an accounting change	(31,625)	(47,441)	(5,950)
Income tax expense (benefit)	(4,703)	(828)	7,512
Loss from continuing operations	(26,922)	(46,613)	(13,462)
Income from discontinued operations (including a pre-tax gain on sale of $7,944) (net of taxes)	7,460	2,205	3,245
Loss before cumulative effect of an accounting change	(19,462)	(44,408)	(10,217)
Cumulative effect of an accounting change	-	427	-
Net loss	$(19,462)	$(43,981)	$(10,217)

Net interest income (expense)
Interest income	8,639	8,295	9,750
Interest expense	7,027	8,417	6,423
Net interest income (expense)	$1,612	$(122)	$3,327

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

2007 Financial Overview
For the year ended December 31, 2007, net revenues from continuing operations were $40.1 million, compared to $72.9 million for the year ended December 31, 2006.  An improved performance in investments gain (losses) was overshadowed by a decline in net revenues in equities investment banking, equities sales and trading and fixed income sales and trading.  $2.7 million in expenses related to the Company’s restructuring costs also negatively impacted the Company’s 2007 results.  The Company reported a loss from continuing operations of $26.9 million for the year ended December 31, 2007 compared to the Company’s loss from continuing operations of $46.6 million for the year ended December 31, 2006.  Loss per diluted share from continuing operations for the year ended December 31, 2007 was $0.98 compared to a loss per diluted share of $3.08 for the year ended December 31, 2006.  The Company reported a consolidated net loss of $19.5 million for the year ended December 31, 2007, compared to a consolidated net loss of $44.0 million for the year ended December 31, 2006. The Company recognized a pre-tax gain on the sale of its Municipal Capital Markets division of $7.9 million in 2007 as a component of discontinued operations. Consolidated diluted loss per share for the year ended December 31, 2007 was $0.71 compared to a consolidated loss per diluted share of $2.90 for the year ended December 31, 2006.

Net Revenues
Net revenues decreased $32.8 million, or 45.0 percent, to $40.1 million in 2007 led by a decline in equity investment banking and sales and trading. Revenue declines in equities investment banking of $19.6 million and equity sales and trading of $21.7 million.  A decrease in equity listed commission revenue resulted in a 59.0 percent decrease in commission revenue.  Principal transaction revenue decreased 47.7 percent due to a decrease in trading volume as a result of declines in customer activities. Net interest income increased $1.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of an improvement in interest rate spreads primarily in the Fixed Income division.

Non-Interest Expense
Non-interest expense decreased $48.6 million, or 40.3 percent, to $71.7 million in the year ended December 31, 2007.

Compensation and benefits expense decreased 45.9 percent, or $35.1 million, to $41.3 million in the year ended December 31, 2007. The decrease was the result of  a reduction in other compensation of $22.3 million and salary expense of $8.0 million.  The decline in other compensation was directly related to a decrease in net revenue of 45.0 percent.  The decline in salary expense was the result of a 26.2 percent decrease in average full time headcount. Included in compensation and benefit expense for the year ended December 31, 2007 is $2.4 million that the Company expects will not continue upon completion of the previously announced restructuring plan discussed above.

Clearing, settlement, and brokerage costs were $3.1 million representing a decrease of 46.4 percent in the year ended December 31, 2007 compared to the prior year.  The year-over-year decline was primarily due to both a reduction in ECN expense of $1.5 million and transaction fee expense of $0.6 million, as a result of a decrease in NASDAQ trading activity.

Communications and data processing costs decreased $1.4 million or 15.6 percent in the year ended December 31, 2007.  There was a $0.8 million decline in data processing expense and a $0.6 million decrease in market data services expense.  Data processing expense was down in equities due to lower trading volumes and additional pricing concessions from the Company’s back-office vendor.  A decrease in headcount of 26.2 percent accounted for the decrease in market data services.

Occupancy and depreciation expense decreased $2.6 million or 28.3 percent in the year ended December 31, 2007.  The decrease was due to expenses related to office consolidations in the year ended December 31, 2006 in which the Company incurred $1.8 million in charges as a result of consolidating its office space in Albany, New York City, Boston and Greenwich, CT along with incurring an additional $0.6 million in costs related to the Company’s additional office space in New York City.  Included in occupancy and depreciation expenses for the year ended December 31, 2007 are $1.2 million that the Company expects will not continue upon completion of the previously announced restructuring plan.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling expense increased 3.6 percent, or $0.1 million, in the year ended December 31, 2007 as a result of a slight increase in travel and entertainment and promotional expenses.

In the year ended December 31, 2006, the Company recorded an impairment of its intangible assets including goodwill relating to Broadpoint Securities of $7.9 million. The Company had no impairment in the year ended December 31, 2007.

Other expense decreased $1.8 million, or 22.6 percent, for the year ended December 31, 2007.  The decrease was driven primarily by a decline in legal expenses of $1.8 million relating to various legal settlements during the year ended December 31, 2006.

The Company reported a benefit for federal and state income taxes of $4.7 million for the year ended December 31, 2007, an increase of $3.9 million from the year ended December 31, 2006. Due to the sale and related discontinuance of the Municipal Capital Markets division, the Company recognized income from discontinued operations for the year ended December 31, 2007 of $7.5 million.  The Company had loss from continuing operations and continues to have a full valuation allowance.   Under the accounting for income tax rules described in FASB Statement No. 109, the Company must record a benefit in continuing operations to offset tax expense recorded in discontinued operations.  The Company recorded tax expense of $4.7 million in discontinued operations for the year ended December 31, 2007.

2006 Financial Overview
For the fiscal year ended December 31, 2006, net revenues from continuing operations were $72.9 million, compared to $105.3 million in 2005. An improved performance in equities investment banking and fixed income sales and trading were overshadowed by a decline in net revenues in equities sales and trading and investment gains (losses). Results were negatively impacted by $6.8 million in expenses related to the Company’s retention program, $7.9 million related to the impairment of goodwill and $2.4 million in expenses incurred as part of the Company’s effort to consolidate offices. Including these charges, the Company reported a net loss from continuing operations of $46.6 million in 2006 compared to a net loss from continuing operations of $13.5 million for the same period in 2005. Earnings per diluted share from continuing operations for the year ended December 31, 2006 was a net loss of $3.08 compared to a net loss of $0.97 per diluted share for the same period in 2005. The Company reported a consolidated net loss of $44.0 million for the year ended December 31, 2006, compared to a consolidated net loss of $10.2 million for the same period in 2005. Consolidated diluted earnings per share for the year ended December 31, 2006, was a net loss of $2.90 compared to a net loss of $0.74 for the same period in 2005.

Net Revenues
Net revenues fell $32.4 million, or 30.8 percent, in 2006 to $72.9 million led by a decline in investment gains (losses). Strong revenue growth in equities investment banking of $7.2 million was offset by a decline in fixed income investment banking. A decrease in equity listed commission revenue resulted in a 34.0 percent decrease in commission revenue. Principal transaction revenue remained relatively flat during the period. Declines in customer activity and pressure on overall commission rates for both listed and NASDAQ led to the decline in commission revenue. Fees and other revenue decreased $1.6 million primarily as a result of a $1.5 million gain on the sale of the Company’s NYSE seat realized in 2005. Net interest expense of $0.1 million in 2006 represented a 103.7 percent decrease compared to 2005, as a result of a continued decline in interest rate spreads.

Non-Interest Expense
Non-interest expense increased $9.1 million, or 8.2 percent, to $120.3 million in 2006.

Compensation and benefits expense increased 4.2 percent or $3.1 million to $76.4 million. Retention compensation of $6.8 million was offset by decreases in incentive compensation expense of $1.3 million and salary expense of $3.5 million. The decline in salary expense was the result of a 12 percent decrease in average full time headcount.

Clearing, settlement, and brokerage costs of $5.8 million represented a decrease of 29.8 percent compared to the prior year. A reduction in ECN expense of $1.3 million and transaction fee expense of $0.6 million, as the result of a decrease in NASDAQ trading activity, drove the variance.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Communications and data processing costs decreased $0.6 million or 5.9 percent. A $0.5 million decline in data processing expense was offset by a $0.1 million increase in market data services expense. Data processing expense was down in equities due to lower trading volumes and additional pricing concessions from the Company’s back-office vendor. An increase in trading communications costs in Fixed Income accounted for the increase in market data services.

Occupancy and depreciation expense remained relatively unchanged at $9.2 million in the year ended December 31, 2007.  In the year ended December 31, 2006, the Company incurred $1.8 million in charges as a result of consolidating its office space in Albany, New York City, Boston and Greenwich, CT along with incurring an additional $0.6 million in costs related to the Company’s additional office space in New York City. In the year ended December 31, 2005, the Company incurred $2.1 million in costs relating to its additional office space in New York City and San Francisco.

Selling expense was down 19.4 percent, or $1.0 million, in 2006 as a result of a decrease in travel and entertainment and promotional expenses.

The Company recorded an impairment of its intangible assets including goodwill relating to Broadpoint Securities of $7.9 million in 2006.  There was no impairment charge for the period ending December 31, 2005.

Other expense increased $2.2 million, or 38.7 percent, in 2006. The decrease was driven primarily by an increase in legal expenses of $2.2 million relating to various legal matters.

The Company recorded $0.8 million of income tax benefit during the year ended December 31, 2006, representing the tax benefit for the period resulting from the tax expense recorded on the gain from discontinued operations. The Company recorded a net income tax expense for the year ended December 31, 2005, primarily due to the valuation allowance recorded related to the Company’s deferred net tax asset position. See Note 15 of the Notes to the Consolidated Financial Statements for more detail.

Business Highlights

For presentation purposes, net revenue within each of the businesses is classified as sales and trading, investment banking including advisory services, investment gains (losses), or net interest / other.  Sales and trading net revenue includes commissions and principal transactions.  Investment banking includes revenue related to underwritings and other investment banking transactions.  Investment gains (losses) reflects gains and losses on the Company’s investment portfolio.  Net interest / other includes interest income, interest expense, fees and other revenue.   Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

Equities
(In thousands of dollars)	2007	2006	2005
Net revenue
Sales and Trading	$11,285	$32,994	$40,749
Investment Banking	7,427	27,065	19,899
Net Interest / Other	612	413	288
Total Net Revenue	$19,324	$60,472	$60,936

Operating Income (Loss)	$(13,677)	$3,559	$(957)

2007 vs. 2006
Net revenues in equities decreased $41.1 million or 68.0 percent to $19.3 million in 2007. In 2007, equities represented 51.5 percent of consolidated net revenue excluding the impact of investment gains (losses) compared to 75.1 percent in 2006. Equity sales and trading revenue decreased across all products with net revenue down 65.8 percent compared to 2006.  Compared to 2006, NASDAQ net revenue was down 68.5 percent to $7.5 million and listed net revenue of $3.8 million represented a 63.1 percent decrease relative to the prior year.  Declines in customer activity and pressure on overall commission rates for both listed and NASDAQ were partially offset by improved trading loss ratios related to

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

market-making activities in both groups.  Investment banking net revenues decreased 72.6 percent versus the prior year due to lower transaction volume and lower average fees per transaction.

2006 vs. 2005
Net revenues in equities were essentially flat with revenues decreasing only $0.5 million or 0.8 percent to $60.5 million in 2006. In 2006, equities represented 75.1 percent of consolidated net revenue excluding the impact of investment gains (losses) compared to 72.8 percent in 2005. Equity Sales and Trading revenue decreased across all products with net revenue down 19.0 percent compared to 2005. Compared to 2005, NASDAQ net revenue was down 12.8 percent to $23.1 million and listed net revenue of $9.9 million represented a 29.1 percent decrease relative to the prior year.  Declines in customer activity and pressure on overall commission rates for both listed and NASDAQ were partially offset by improving trading loss ratios related to market-making activities in both groups.  Investment banking net revenues had a solid performance with an increase of 36.0 percent versus the prior year.  The group showed improvements across all product groups with public offering revenue up 21.5 percent with net revenue of $13.9 million, and advisory, private placement and other revenue increasing more than 80  percent to $13.1million.  In terms of volume, investment banking completed 45 transactions in 2006 compared to 35 in 2005.

Fixed Income
(In thousands of dollars)	2007	2006	2005
Net revenue
Sales and Trading	$14,373	$18,145	$15,868
Investment Banking	730	223	369
Net Interest / Other	160	(808)	1,961
Total Net Revenue	$15,263	$17,560	$18,198

Operating Income	$2,757	$(922)	$(3,097)

2007 vs. 2006
Fixed income net revenue declined 13.1 percent to $15.3 million in 2007.  Fixed income sales and trading net revenue was down $3.8 million or 20.8 percent compared to the prior year.  Fixed income investment banking net revenue of $0.8 million represented a 227.4 percent increase compared to the prior year.  Fixed income sales and trading decreased due to several large block transactions in the second quarter 2006.  Net interest income increased as a result of an improvement in interest rate spreads.

2006 vs. 2005
Fixed income net revenue declined 3.5 percent to $17.6 million in 2006. Fixed income sales and trading net revenue was up $2.3 million or 14.3 percent compared to the prior year. The increase was due to the impact of several large block transactions in the second quarter of 2006.  Fixed income investment banking net revenue of $0.2 million represented a 39.6 percent decrease compared to the prior year. The decrease in fixed income investment banking was primarily driven by a decrease in underwriting related revenue. Operating income in 2005 was negatively impacted primarily by compensation expense based on an unfavorable mix in revenues.

Other
(In thousands of dollars)	2007	2006	2005
Net revenue
Investment Gain (Losses)	$2,594	$(7,602)	$21,591
Net Interest / Other	2,903	2,458	4,526
Total Net Revenue	$5,497	$(5,144)	$26,117
Operating Loss
Investment Gain (Losses)	$2,594	$(7,602)	$21,591
Administration	(19,338)	(42,056)	(23,803)
Transition	(912)	-	-
Restructuring	(2,698)	-	-
FA Tech Ventures	(351)	(420)	316
Total Operating Loss	$(20,705)	$(50,078)	$(1,896)

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

2007 vs. 2006
Net revenue increased $10.6 million compared to 2006 as a result of a change in value related to the Company’s investment portfolio.  Net Interest/Other increased $0.4 million due to a $0.5 million increase in investment advisory fees.  The improvement in profitability was primarily the result of a $10.2 million improvement in investment gains, $7.9 million in impairment charge and $6.8 million in retention expense recognized in 2006. In 2007, transition expense was $0.9 million due to compensation and occupancy expenses relating to the movement of the Company’s headquarters.

2006 vs. 2005
Net revenue was down $31.3 million compared to 2005 as a result of a $29.2 million decrease in investment gains  related to the Company’s Investment portfolio.  Net Interest/Other increased $0.4 million due to a $1.5 million gain on sale of the Company’s NYSE seat in 2005 and a $0.5 million decrease in management fee revenues from the Company’s venture capital group.  Operating loss was negatively impacted by the decrease in revenues, an increase in retention compensation of $6.8 million, goodwill impairment of $7.9 million, and legal expenses of $1.2 million offset by a reduction in incentive compensations of $3.9 million.

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

In 2007, the Company was able to substantially improve its liquidity and capital position as a result of the sale of the Municipal Capital Markets Group, the discontinuation of the Fixed Income Middle Markets Group, and the investment by MatlinPatterson. As a result, cash and cash equivalents increased $27.6 million, while notes payable and capital lease obligations declined $16.2 million.

On September 14, 2007, the Company completed the asset sale to DEPFA Bank plc (“DEPFA”) pursuant to which DEPFA acquired the Municipal Capital Markets Group of the Company’s subsidiary, Broadpoint Capital, in connection with which the Company recognized a pre-tax gain on the sale in the amount of $7.9 million. On September 21, 2007, the Company also closed the previously announced investment from MatlinPatterson in which the Company received net proceeds from the sale of common stock of $45.8 million.  Pursuant to the Investment Agreement, MatlinPatterson received 41.5 million newly issued shares and two co-investors received a total of 0.5 million newly issued shares which represented approximately 71.7 percent and 0.8 percent, respectively of the issued and outstanding voting power of the Company immediately following the closing of the investment transaction.

On March 5, 2008 the Company completed a $19.7 million investment at $1.70 per share.  A fund managed by MAST Capital Management, LLC, a Boston-based investment manager that focuses on special situations debt and equity investment opportunities, led the investment purchasing 7.1 million of the approximately 11.6 million shares issued.

The Company implemented a restructuring plan designed to properly size the Company’s infrastructure with its current levels of activity. As a result, the Company incurred approximately $2.7 million in restructuring costs during the fourth quarter, of an estimated $4.6 to $4.8 million in total restructuring costs.  The plan includes a reduction in support headcount of approximately 50 percent, outsourcing the Company’s clearing operations and data center management, and reducing non-compensation expenses.  The Company anticipates this restructuring plan will be completed in the second quarter of 2008 and will eliminate approximately $8 million in annual operating expenses.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

In connection with the plan announced on October 17, 2007, on November 2, 2007, the Company entered into a Fifth Amendment to Sub-Lease Agreement (the “Amendment”) with Columbia 677, L.L.C. (the “Landlord”) pursuant to which the Company’s Sublease-Agreement with the Landlord dated August 12, 2003 concerning the lease of certain space in the building located at 677 Broadway, Albany, New York (the “Albany Premises”) was amended.  The Amendment provides that the Company will surrender a total of 15,358 square feet (the “Surrender Premises”) of the Albany Premises, a portion at a time, on or before three surrender dates:  November 15, 2007, December 15, 2007 and April 1, 2008.  If the Company fails to vacate the portion of the Surrender Premises on the applicable surrender dates, it will owe the Landlord $1,667.67 for each day of such failure.    The Company will fail to vacate 1,398 aquare feet of the surrender premises by April 1, 2008 and as a result will begin to incur the daily fee on such date.  the Comapny currently expects it will vacate such portion of hte surrender premises by June 30, 2008.  In consideration of the Landlord agreeing to the surrender of the Surrender Premises, the Amendment provides that the Company shall pay the Landlord a surrender fee equal to $1,050,000 payable in three installments, of which 0.7 million had been paid as of December 31, 2007.

Short-term Bank Loans and Notes Payable

We rely on short-term bank loans and similar debt facilities to finance our operations generally and to maintain our margin requirements with Ridge and Pershing in particular.  The Company had $129 million outstanding in short-term bank loans at December 31, 2006. The weighted average interest rate on these loans was 5.74% at December 31, 2006. These loans bore interest at a variable rate based primarily on the Federal Funds interest rate. At December 31, 2007, the Company had no outstanding short-term bank loans.

During the twelve months ended December 31, 2007, the Company paid the remaining balance of the term loan of $10.6 million related to the acquisition of Broadpoint Securities, Inc. pursuant to an agreement (the “Loan Agreement”) entered into on August 6, 2007 with the Company’s lender and lessor.  The Company agreed to repay, upon closing of the DEPFA transaction, obligations equal to 75 percent of the net proceeds received by the Company and upon closing of the MatlinPatterson transaction to pay in full the remaining balance of the loan.  On September 14, 2007, upon the close of the DEPFA transaction, the Company made a principal payment of $0.8 million pursuant to the Agreement.  On September 21, 2007, upon the close of the MatlinPatterson transaction, the Company paid the remaining $9.8 million balance of the term loan.

Regulatory

As of December 31, 2007, Broadpoint Capital Inc. and Broadpoint Securities, Inc., the Company’s two  registered broker-dealer subsidiaries, were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of December 31, 2007, Broadpoint Capital had net capital of $9.1 million, which exceeded minimum net capital requirements by $8.1 million, while Broadpoint Securities had net capital of $21.1 million, which exceeded minimum net capital requirements by $20.8 million.

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of December 31, 2007, the Company had no outstanding underwriting commitments and had purchased $9.9 million and sold $65.0 million securities on a when-issued basis.

Investments and Commitments

As of December 31, 2007, the Company had a commitment to invest up to an additional $1.3 million in FA Technology Ventures, L.P. (the “Partnership”). The initial investment period expired in July 2006; however, the general partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from its working capital. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership serve as officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The general partner for the Partnership is FATV G.P LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner are George McNamee, a Director of the Company, Broadpoint Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. TheGeneral Partner has contracted with FATV to act as its investment advisor with respect to the Partnership and any parallel funds.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

As of December 31, 2007, the Company had an additional commitment to invest up to $0.2 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (“EIF”). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company from working capital.

Over the last several years the Company funded much of its operating losses through the sale of its publicly held investments.  The Company’s current investment portfolio consists almost entirely of its interest in the Partnership, the General Partner, and the EIF.  Such investments are illiquid and the Company may not realize any return on these investments for some time or at all.

Contingent Consideration

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities, Inc., now known as Broadpoint Securities, Inc., a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the sellers can receive future contingent consideration (“Earnout Payment”) based on the following:  for each of the years ending May 31, 2005, May 31, 2006 and May 31, 2007, if Broadpoint Securities’ Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Broadpoint Securities’ Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Broadpoint Securities’ Pre-Tax Net Income for such period.  Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock.  The amount of any Earnout Payment that the Company elects to pay in the form of Company stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments.  Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2004 through May 31, 2005, $2.2 million of contingent consideration was paid to the Sellers and from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at December 31, 2007.  Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2006 to May 31, 2007, no contingent consideration is payable to the sellers for this period . See Note 4 of the Consolidated Financial Statements.

Contingent Liability

Pursuant to the asset purchase agreement with Depfa Bank plc relating to the sale of the Company’s Municipal Capital Markets Group, the Company was required to deliver an estimate of the accrued bonuses at closing and a final accrued bonus calculation thirty days following closing.  The Company accrued the bonuses consistent with the asset purchase agreement. All items arising from the sale of the business were reflected in the Gain on Sale of Discontinued Operations.  This includes the closing bonuses paid to employees and the reversal of restricted stock and deferred cash amortization as a result of the employees’ termination of employment.  On October 30, 2007, Depfa Bank plc, provided the Company notice that it was exercising its option pursuant to the agreement to appoint an independent accounting firm to conduct a special audit of the final accrued bonus amount.  Although there can be no assurance as to the eventual outcome of this special audit, the Company believes that it has appropriately calculated and accounted for the accrued bonuses.

Legal Proceedings

From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (See Part I – Item 3 - Legal Proceedings).  An adverse result or development in respect of these matters, whether in settlement or as a result of litigation or arbitration, could materially adversely affect the Company's consolidated financial condition, results of operations, cash flows and liquidity.

In addition, the securities industry is highly regulated.  We are subjct to both routine and unscheduled regulatory exaiminations of our business and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years, securities firms have been subject to increased scrutiny and regulatory endorcement activity.  Regulatory investigations can result in substantial fines being imposed on us.  Periodically, we receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations.  We do not always know the purpose behind these communications or the status or target of any related investigation.  Our responses to these communications have in the past resulted in our being cited for regulatory deficiences; although, to date, these communications have not had a material adverse effect on our business.

Intangible Assets

Intangible assets consist predominantly of customer related intangibles and goodwill related to the acquisitions of Broadpoint Securities.  These intangible assets were allocated to the reporting units within Broadpoint Securities Group, Inc.  pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with SFAS No. 142, indefinite

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

life intangible assets and goodwill are not amortized.  The Company reviews its goodwill in order to determine whether its value is impaired on an annual basis.  In addition to annual testing, goodwill is also tested for impairment at the time of a triggering event requiring re-evaluation, if one were to occur.  Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.  When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units.  The Company calculates an estimated fair value based on multiples of revenues, earnings and book value of comparable transactions.  However, when such comparable transactions are not available or have become outdated, the Company uses Income and Market approaches to determine fair value of the reporting unit.  The Income approach applies a discounted cash flow analysis based on management’s projections, while the Market approach analyzes and compares the operating performance and financial condition of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison.

As of December 31, 2007, $17.4 million of goodwill and $0.4 million of amortizable customer intangibles have been recorded on Broadpoint Securities Group, Inc.’s financial statements.  As a result of annual impairment testing, the goodwill related to the acquisition of Broadpoint Securities Inc. was determined not to be impaired.  In 2006, the Company recognized an impairment loss of $7.9 million as a result of the annual impairment testing.

Tax Valuation Allowance

At December 31, 2007, the Company had a valuation allowance of $27.0 million compared to $21.8 million at December 31, 2006. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income.  As a result, the Company does not anticipate that the payment of future taxes will have a significant negative impact on its liquidity and capital resources. See Note 15 of the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGMENTS

Information concerning the Company’s off balance sheet arrangements are included in the Contractual Obligations section which follows. Except as set forth in such section, the Company has no off-balance sheet arrangements.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CONTRACTUAL OBLIGATIONS

The following table sets forth these contractual obligations by fiscal year:

(In thousands of dollars)	Total	2008	2009	2010	2011	2012	Thereafter	All Others
Operating leases (net of sublease rental income)(1)	13,101	3,803	1,693	1,621	1,599	1,578	2,807	-
Guaranteed compensation payments (2)	4,868	3,863	1,005	-	-	-	-	-
Restructuring compensation payments (3)	1,373	1,373	-	-	-	-	-	-
Partnership and employee investment funds commitments (4)	1,500	1,500	-	-	-	-	-	-
Subordinated debt (5)	2,962	1,299	465	287	108	208	595	-
Liabilities from unrecognized tax benefits (6)	1,144	-	-	-	-	-	-	1,144
Total	$24,948	$11,838	$3,163	$1,908	$1,707	$1,786	$3,402	$1,144

(1)
The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2015 (see Notes to the unaudited Condensed Consolidated Financial Statements).  The 2012 obligation is $1,578 and the remaining obligation thereafter is $2,807.

(2)	Guaranteed compensation payments primarily include various employment and consulting compensation arrangements.

(3)          Restructuring compensation payments are comprised of various severance agreements.

(4)
The Company has a commitment to invest in FA Technology Ventures L.P. (the “Partnership”) and an additional commitment to invest in funds that invest in parallel with the Partnership (see “Notes to the Consolidated Financial Statements”).

(5)
A select group of management and highly compensated employees are eligible to participate in the Broadpoint Securities Group, Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Plan.

(6)
At December 31, 2007, the Company has a reserve for unrecognized tax benefits including related interest of $1.1 million.  The Company is unable at this time to estimate the periods in which potential cash outflows relating to these liabilities would occur because the timing of the cash flows are dependant upon audit by the relevant taxing authorities.   The Company does not currently have any tax returns under examination.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES

The following is a summary of the Company’s critical accounting policies.  For a full description of these and other accounting policies, see Note 1 of the Consolidated Financial Statements.  The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity.  These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements.  Due to their nature, estimates involve judgment based upon available information.  Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements.  Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

Substantially all financial instruments are reflected  in the consolidated financial statements at fair value or amounts that approximate fair value, including cash, securities purchased under agreements to resell, securities owned, investments and securities sold but not yet purchased.  Unrealized gains and losses resulting from valuing investments at market value or fair value as determined by management are included as revenues from investment gains (losses).

Proprietary securities transactions in regular-way trades are recorded on the trade date, as if they had settled.  Profit and loss arising from all securities transactions entered into for the account and risk of the Company are recorded on a trade date basis.  Customers’ securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis.  Equity securities owned and equity securities sold, but not yet purchased are comprised of United States equity securities and are valued at market value based on quoted market prices.  Fixed income securities owned and fixed income securities sold, but not yet purchased, generally are valued on the basis of prices furnished by a pricing service when the Company believes such prices accurately reflect the fair value of such securities.  A pricing service utilizes electronic data processing techniques based on yield spreads relating to securities with similar characteristics to determine prices for normal institutional-size trading units of debt securities without regard to sale or bid prices.  If the Company decides that a price provided by the pricing service does not accurately reflect the fair value of the securities, when prices are not readily available from a pricing service, or when restricted or illiquid securities are being valued, securities are valued at fair value as determined in good faith by the Company. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.  For investments in illiquid and privately held securities that do not have readily determinable fair values, the Company’s estimate of fair value is generally reflected as our original cost basis unless the investee has raised additional debt or equity capital, and we believe that such a transaction, taking into consideration differences in the terms of securities, is a better indicator of fair value; or we believe the fair value is less than our original cost basis.  All of our investments are evaluated quarterly for changes in fair value.  Factors that have an impact on our analysis include subjective assessments about a fair market valuation of the investee, including but not limited to assumptions regarding the expected future financial performance of the investee and our assessment of the future prospects of the investee’s business model.  Securities owned and investments include, at December 31, 2007 and 2006, $15.9 million and $11.2 million, respectively, of private equity securities related to the venture capital funds managed by FATV.

Intangible Assets

Intangible assets consist predominantly of customer related intangibles and goodwill related to the acquisition of Broadpoint Securities.  These intangible assets were allocated to the reporting units within Broadpoint Securities pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized.  The Company reviews its goodwill in order to determine whether its value is impaired on an annual basis.  In addition to annual testing, goodwill is also tested for impairment at the time of a triggering event requiring re-evaluation, if one were to occur.  Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit including goodwill.  When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units.  The Company calculates an estimated fair value based on multiples of revenues, earnings and book value of comparable transactions.  However, when such comparable transactions are not available or have become outdated, the Company uses Income and Market approaches to determine fair value of the reporting unit.  The Income approach applies a discounted cash flow analysis based on management’s projections, while the Market approach analyzes and compares the operating

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

performance and financial condition of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, tax and other claims.  The Company records reserves related to legal and other claims in “accrued expenses.”  The determination of these reserve amounts requires significant judgment on the part of management.  Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss, if any incurred by the other party, the basis and validity of the claim; the possibility of wrongdoing on the part of the Company; likely insurance coverage; previous results in similar cases; and legal precedents and case law.  Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management.  Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.  The assumptions of management in determining the estimates of reserves may prove to be incorrect, which could materially affect results in the period the claims are ultimately resolved.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contingent Consideration” for details on the liability for contingent consideration related to the acquisition of Descap.

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

The Company also makes loans or pays advances to employees for recruiting and retention purposes.  The Company provides for a specific reserve on these receivables if the employee is no longer associated with the Company and it is determined that it is probable the amount will not be collected.  At December 31, 2007, the receivable from employees for recruiting and retention purposes was $0.1 million.

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

The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The Company has recorded  a valuation allowance as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2007, of approximately $27.0 million. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over the past three years and the difficulty of forecasting future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit of the deferred tax assets will not be realized.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Significant judgment is required in determining income tax provisions under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS No. 109) and in evaluating tax positions. The Company recognizes tax benefits from uncertain tax positions only when  positions meet the minimum probability threshold, as defined by FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of the Company’s provision for income taxes.  There are no returns currently under examination.

In the event actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Securities Issued for Services

Options:  The Company granted incentive and nonqualified stock options periodically to certain employees.  The options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant, they generally vest over one to three years following the date of grant, and they have a term of ten years. Effective January 1, 2006, the Company adopted FAS 123(R).

Additional information related to stock options is presented in Note 16 in the Consolidated Financial Statements.

Restricted Stock Awards/Restricted Stock Units:  Restricted stock awards under the plan have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 3-5 years.  The Company’s 2007 Incentive Compensation Plan (the “Incentive Plan”) also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. Restricted stock units are generally subject to forfeiture conditions similar to those of the Company’s restricted stock awards granted under its other stock incentive plans historically. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership.

NEW ACCOUNTING STANDARDS

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated statement of financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157-2 on the Company’s consolidated statement of financial condition and results of operations.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on the Company’s consolidated statement of financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS No. 160 on the consolidated statement of financial condition and results of operations.

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

The Company trades U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; mortgage-backed securities, and corporate obligations.  The Company is also an active market maker in the NASDAQ equity markets.  In connection with these activities, the Company may be required to maintain inventories in order to facilitate customer transactions.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date, if applicable (equity securities and other investments with no maturity are being shown in the table under 2008).  The amounts shown are net of long and short positions.

(In thousands of dollars)	2008	2009	2010	2011	2012	Thereafter	Total
Fair value of securities
Corporate bonds	$-	$41	$133	$-	$1	$48,306	$48,481
State and municipal bonds	(1)	1	-	-	0	5	5
US Government and federal agency obligations	268	(2,792)	(2,909)	3,007	905	64,211	62,690
Subtotal	267	(2,750)	(2,776)	3,007	906	112,522	111,176
Equity securities	4,100	-	-	-	-	-	4,100
Investments	15,436	-	-	-	-	-	15,436
Fair value of securities	$19,803	$(2,750)	$(2,776)	$3,007	$906	$112,522	$130,712

The following is a discussion of the Company's primary market risk exposures as of December 31, 2007, including a discussion of how those exposures are currently managed.

Interest Rate Risk

Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments.  These financial instruments include corporate debt securities, mortgage-backed and asset-backed securities, government securities and government agency securities.  In connection with trading activities, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve. The Company's fixed income activities also expose it to the risk of loss related to changes in credit spreads.

A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net inventory positions.  The fair market value of these securities included in the Company's inventory at December 31, 2007 was $111.2 million and $153.9 million at December 31, 2006 (December 31, 2006 are net of municipal futures positions).  Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates.  At December 31, 2007, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $5.8 million and at December 31, 2006 it was $8.3 million.  The actual risks and results of such adverse effects may differ substantially.

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

Marketable equity securities included in the Company's inventory, which were recorded at a fair value of $4.1 million in securities owned at December 31, 2007 and $13.4 million in securities owned at December 31, 2006, have exposure to equity price risk.  This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $0.4 million at December 31, 2007 and $1.3 million at December 31, 2006.  The Company's investment portfolio excluding the consolidation of the Employee Investment Fund (see Note 6 to the Consolidated Financial Statements) at December 31, 2007 and 2006, had a fair market value of $15.4 million and $10.9 million, respectively. Equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations and for the Company’s investment portfolio excluding the consolidation of the Employee Investment Funds amounted to $1.5 million at year-end 2007 and $1.1 million at year-end 2006.  There can be no assurance that the Company’s actual losses due to its equity price risk will not exceed the amounts indicated above.  The actual risks and results of such adverse effects may differ substantially.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

One of the Company’s wholly-owned subsidiaries, Broadpoint Securities, clears customers’ securities transactions through a third party under a clearing agreement.  Under this agreement, the clearing agent executes and settles customer securities transactions, collects margin receivables related to these transactions, monitors the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, requires the customer to deposit additional collateral with them or to reduce positions, if necessary.

In the normal course of business Broadpoint Securities guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates.  The Company also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including subcustodians and third-party transactions.  The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated.  However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

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

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data	Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	43-44

FINANCIAL STATEMENTS:
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	45

Consolidated Statements of Financial Condition as of December 31, 2007 and 2006	46

Consolidated Statements of Changes in Stockholders’ Equity and Temporary Capital for the Years Ended December 31, 2007, 2006, and 2005	47

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	48-49

Notes to Consolidated Financial Statements	50-78

SUPPLEMENTARY DATA:
Selected Quarterly Financial Data (Unaudited)	79-80

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Broadpoint Securities Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Broadpoint Securities Group, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting for its assessment of the effectiveness of internal control over financial reporting, included in item 9a.  Our responsiblility is to express opinions on these financial statements, on the finanical statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in acordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain resonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of financial statements included examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As disclosed in footnote 15 to the consolidated financial statements, in 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 - Accounting for Uncertainty in Income Taxes.

As disclosed in footnote 16 to the consolidated financial statements, in 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R) - Share Based Payments.

A company's internal control over financial reporting is a process designed to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with procedures may deteriorate.

Albany, New York
March 24, 2008

BROADPOINT SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)

	Years ended December 31
	2007	2006	2005
Revenues
Commissions	$4,666	$11,386	$17,254
Principal transactions	21,229	40,605	40,209
Investment banking	8,127	26,643	19,309
Investment gains (losses)	2,594	(7,602)	21,591
Interest income	8,639	8,295	9,750
Fees and others	1,856	1,978	3,561
Total revenues	47,111	81,305	111,674
Interest expense	7,027	8,417	6,423
Net revenues	40,084	72,888	105,251
Expenses (excluding interest)
Compensation and benefits	41,286	76,351	73,241
Clearing, settlement and brokerage costs	3,127	5,833	8,310
Communications and data processing	7,827	9,273	9,855
Occupancy and depreciation	6,559	9,154	9,178
Selling	4,157	4,013	4,981
Impairment	-	7,886	-
Restructuring	2,698	-	-
Other	6,055	7,819	5,636
Total expenses (excluding interest)	71,709	120,329	111,201
Loss before income taxes, discontinued operations and cumulative effect of an accounting change	(31,625)	(47,441)	(5,950)
Income tax (benefit) expense	(4,703)	(828)	7,512
Loss from continuing operations	(26,922)	(46,613)	(13,462)
Income from discontinued operations (including a pre-tax gain on sale of $7,944) (net of taxes) (see Note 22)	7,460	2,205	3,245
Loss before cumulative effect of an accounting change	(19,462)	(44,408)	(10,217)
Cumulative effect of an accounting change (net of taxes $0 in 2006) (see “Benefit Plans” note)	-	427	-
Net loss	$(19,462)	$(43,981)	$(10,217)
Basic earnings per share:
Continuing operations	$(0.98)	$(3.08)	$(0.97)
Discontinued operations	0.27	0.15	0.23
Cumulative effect of an accounting change	-	0.03	-
Loss per share	$(0.71)	$(2.90)	$(0.74)
Diluted earnings per share:
Continuing operations	$(0.98)	$(3.08)	$(0.97)
Discontinued operations	0.27	0.15	0.23
Cumulative effect of an accounting change	-	0.03	-
Loss per share	$(0.71)	$(2.90)	$(0.74)

The accompanying notes are an integral part
of these consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands of dollars, except shares and per share amounts)

	December 31	December 31
As of	2007	2006
Assets
Cash and cash equivalents	$31,747	$4,192
Cash and securities segregated under federal regulations	1,650	5,200
Securities purchased under agreement to resell	-	14,083
Receivables from:
Brokers, dealers and clearing agencies	2,921	10,626
Customers, net	3,239	2,898
Others	4,917	6,933
Securities owned	190,456	276,167
Investments	16,913	12,250
Office equipment and leasehold improvements, net	2,292	4,516
Intangible assets	17,809	17,862
Other assets	2,239	2,391
Total Assets	$274,183	$357,118
Liabilities and Stockholders’ Equity
Liabilities
Short-term bank loans	$-	$128,525
Payables to:
Brokers, dealers and clearing agencies	88,565	49,065
Customers	23	1,151
Others	2,937	8,996
Securities sold, but not yet purchased	75,180	52,120
Accounts payable	2,918	4,118
Accrued compensation	13,214	32,445
Accrued expenses	5,882	8,273
Income taxes payable	131	131
Notes payable	-	12,667
Obligations under capitalized leases	-	3,522
Total Liabilities	188,850	301,013
Temporary capital	104	104
Subordinated debt	2,962	4,424
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 1,500,000 shares as of December 31, 2007; none issued
Common stock; $.01 par value; authorized 100,000,000 shares as of December 31, 2007, 50,000,000 shares as of December 31, 2006; issued 59,655,940 and 17,613,827 shares, respectively	596	176
Additional paid-in capital	203,653	152,573
Deferred compensation	1,583	2,647
Accumulated deficit	(120,700)	(100,605)
Treasury stock, at cost (1,757,681 shares as of December 31, 2007 and 1,168,748 as of December 31, 2006)	(2,865)	(3,214)
Total Stockholders’ Equity	82,267	51,577
Total Liabilities and Stockholders’ Equity	$274,183	$357,118

The accompanying notes are an integral part
of these consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY CAPITAL
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands of dollars except for number of shares)

	Temporary	Common Stock		Additional Paid-In	Unearned	Deferred	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Capital	Shares	Amount	Capital	Compensation	Compensation	Deficit	Income, Net	Shares	Amount
Balance December 31, 2004	$3,374	15,467,181	$155	$147,059	$(15,061)	$3,704	$(45,575)	-	(619,883)	$(4,197)
Amortization of unearned compensation	-	-	-	-	9,894	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	-	1,289,592	13	9,039	(8,715)	-	-	-	(274,640)	66
Cash dividends paid	-	-	-	-	-	-	(832)	-	-	-
Options exercised	-	33,988	-	213	-	-	-	-	57,103	122
Options expense recognized	-	-	-	263	-	-	-	-	-	-
Treasury stock purchased	-	-	-	-	-	-	-	-	(20,300)	(186)
Employee stock trust	-	34,449	-	283	-	(256)	-	-	48,900	334
Issuance of shares, Descap acquisition	-	304,439	3	1,613	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(10,217)	-	-	-
Balance December 31, 2005	$3,374	17,129,649	$171	$158,470	$(13,882)	$3,448	$(56,624)	-	(808,820)	$(3,861)
Amortization of unearned compensation	-	-	-	-	7,821	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	-	446,472	5	745	(968)	-	-	-	110,751	184
Cash dividends paid	-	-	-	-	-	-	-	-	-	-
Options exercised	-	4,668	-	49	-	-	-	-	4,800	5
Options expense recognized	-	-	-	118	-	-	-	-	-	-
Treasury stock purchased	-	-	-	-	-	-	-	-	(83,086)	(368)
Employee stock trust	-	33,038	-	220	-	(801)	-	-	140,091	826
Repurchase of shares, Descap acquisition	(3,270)	-	-	-	-	-	-	-	(532,484)	-
Reclass unearned compensation	-	-	-	(7,029)	7,029	-	-	-	-	-
Net loss	-	-	-	-	-	-	(43,981)	-	-	-
Balance December 31, 2006	$104	17,613,827	$176	$152,573	$-	$2,647	$(100,605)	$-	(1,168,748)	$(3,214)
Amortization of unearned compensation	-	-	-	-	5,933	-	-	-	-	-
Restricted stock forfeitures	-	-	-	(2,579)	2,278	-	-	-	(552,442)	(601)
Issuance of restricted stock units	-	-	-	8,894	(8,894)	-	-	-	-	-
Issuance of common stock	-	41,986,303	420	45,382	-	-	-	-	-	-
Cash dividends paid	-	-	-	-	-	-	-	-	-	-
Options exercised	-	-	-	122	-	-	-	-	-	-
Options expense recognized	-	-	-	16	-	-	-	-	-	-
Treasury stock purchased	-	-	-	(94)	-	-	-	-	(95,931)	(94)
Employee stock trust	-	55,810	-	22	-	(1,064)	-	-	59,440	1,044
FIN 48 adoption	-	-	-	-	-	-	(633)	-	-	-
Reclass unearned compensation	-	-	-	(683)	683	-	-	-	-	-
Net loss	-	-	-	-	-	-	(19,462)	-	-	-
Balance December 31, 2007	$104	59,655,940	$596	$203,653	$-	$1,583	$(120,700)	$-	(1,757,681)	$(2,865)

The accompanying notes are an integral part
of these consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
	For the years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(19,462)	$(43,981)	$(10,217)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,224	2,475	3,666
Amortization of warrants	-	498	199
Intangible asset impairment (see “Intangible Asset” note)	-	9,485	-
Deferred compensation	(22)	245	362
Deferred income taxes	-	-	8,510
Unrealized investment (gains) loss	(2,715)	36,674	(15,924)
Realized (gains) losses on sale of investments	121	(29,072)	(5,667)
(Gain) loss on fixed assets	-	(21)	(70)
Services provided in exchange for common stock	4,969	7,905	10,371
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	3,550	1,900	(7,100)
Securities purchased under agreement to resell	14,083	13,741	7,204
Net receivable/payable from customers	(1,469)	336	(375)
Securities owned, net	108,824	(10,698)	(51,087)
Other assets	152	1,134	1,003
Net payable to brokers, dealers, and clearing agencies	47,205	24,065	43,868
Net payable to others	1,904	1,136	1,840
Accounts payable and accrued expenses	(23,384)	4,003	(10,131)
Income taxes payable, net	-	131	-
Net cash provided by (used in) operating activities	135,980	19,956	(23,548)
Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(388)	(2,897)	(1,216)
Sales of office equipment and leasehold improvements	500	5,051	118
Purchase of Broadpoint Securities, Inc., net of cash acquired	-	(3,720)	(538)
Purchase of Noddings, net of cash acquired	-	-	(125)
Purchases of investments	(2,512)	(4,819)	(4,478)
Proceeds from sale of investments	212	35,803	16,199
Net cash (used in) provided by investing activities	(2,188)	29,418	9,960
Cash flows from financing activities:
(Payments) proceeds of short-term bank loans, net	(128,525)	(21,550)	10,200
Proceeds of notes payable	-	9,025	5,164
Payments of notes payable	(12,667)	(26,883)	(7,564)
Payments of obligations under capitalized leases	(3,522)	(2,239)	(1,509)
Proceeds from obligations under capitalized leases	-	-	219
Purchases of common stock	-	(367)	(186)
Proceeds from subordinated debt	-	160	-
Payments on subordinated debt	(1,462)	(1,288)	-
Proceeds from issuance of common stock under stock option plans	-	55	522
Proceeds from issuance of common stock	50,000	-	-
Payments of expenses related to issuance of common stock	(4,198)	-	-
Purchase of treasury stock	(94)	-	-
Net (decrease) increase in drafts payable	(5,769)	(4,021)	8,215
Dividends paid	-	-	(832)
Net cash (used in) provided by financing activities	$(106,237)	$(47,108)	$14,229

The accompanying notes are an integral part
of these consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(continued)

	For the years ended December 31,
	2007	2006	2005
Increase in cash and cash equivalents	$27,555	$2,266	$641
Cash and cash equivalents at beginning of the year	4,192	1,926	1,285
Cash and cash equivalents at the end of the year	$31,747	$4,192	$1,926

SUPPLEMENTAL CASH FLOW DISCLOSURES Income tax payments	$319	$144	$950
Interest payments	$14,470	$16,057	$12,491

NON CASH INVESTING AND FINANCING ACTIVITIES

In 2007, 2006 and 2005, the Company entered into capital leases for office and computer equipment totaling approximately $0.0 million, $0.2 million and $4.0 million, respectively.

During the years ended December 31, 2007, 2006 and 2005, the Company converted $0.0 million, $0.2 and $1.6 million, respectively of accrued compensation to subordinated debt.

During the years ended December 31, 2006 and 2005, Intangible assets increased $1.0 million and $2.2 million, respectively, due to additional consideration payable at December 31, 2006 and December 31, 2005 to the sellers of Descap Securities, Inc.  Up to 75% of this payable may be satisfied with the Company’s stock.

As of December 31, 2007, 2006 and 2005, the Company acquired $0.1 million, $0.0 million and $3.1 million in office equipment and leasehold improvements where the obligation related to this acquisition is included in accounts payable.

During the years ended December 31, 2007, 2006 and 2005, the Company distributed $1.0 million, $1.0 million and $0.6 million, respectively, of the Company’s stock from the employee stock trust to satisfy deferred compensation liabilities payable to employees (see Note 14).

During the year ended December 31, 2006, the Company reversed a $1.5 million rent accrual related to the surrender of one of its office leases.

Refer to Note 16 for non-cash financing activities related to restricted stock.
Refer to Note 6 for non-cash investing activities related to the Employee Investment Fund.

The accompanying notes are an integral part
of these consolidated financial statements.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 1.       Significant Accounting Policies

Organization and Nature of Business

The consolidated financial statements include the accounts of Broadpoint Securities Group, Inc., its wholly owned subsidiaries (the “Company”), and Employee Investment Funds (see Note 6). Broadpoint Capital Inc. (“Broadpoint Capital”) is registered with the Securities and Exchange Commission (“SEC”) and is a member of various exchanges and the Financial Industry Regulatory Authority. Broadpoint Securities, Inc. (“Broadpoint Securities”), which was acquired by the Company in 2004, is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority. The Company’s primary business is investment banking and securities brokerage for institutional customers primarily in the United States. The Company also provides investment-banking services to corporate and public clients, and engages in market making and trading of corporate, government and asset backed securities primarily in the United States.  Another of the Company’s subsidiaries is FA Technology Ventures Corporation (“FATV”) which manages private equity funds, which provides venture financing to emerging growth companies primarily in the United States. All significant inter-company balances and transactions have been eliminated in consolidation.

Liquidity and Net Capital

On September 14, 2007, the Company completed the asset sale to DEPFA Bank Plc (“DEPFA”) pursuant to which DEPFA acquired the Municipal Capital Markets Group of the Company’s subsidiary, Broadpoint Capital, in connection with which the Company recognized a pre-tax gain on sale in the amount of $7.9 million.  At December 31, 2007 the Municipal Capital Markets Group is included in discontinued operations. (see Note 22)  On September 21, 2007, the Company also closed the investment from an affiliate of MatlinPatterson Global Opportunities Partners II, L.P. (“MatlinPatterson”) in which the Company received net proceeds from the sale of the Company’s common stock of $45.8 million.  Pursuant to the Investment Agreement, MatlinPatterson purchased 41.5 million newly issued shares and two co-investors received a total of 0.5 million newly issued shares which represented approximately 71.7 percent and 0.8 percent, respectively, of the issued and outstanding voting power of the Company immediately following the closing on the investment transaction.

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

Securities Transactions

Proprietary securities transactions in regular-way trades are recorded on the trade date, as if they had settled.  Profit and loss arising from all securities transactions entered into for the account and risk of the Company are recorded on a trade date basis.  Customers’ securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis.

Equity securities owned and equity securities sold, buy not yet purchased are comprised of United States equity securities and are valued at market value based on quoted market prices.

Fixed Income securities owned and fixed income securities sold, but not yet purchased, generally are valued on the basis of prices furnished by a pricing service when the Company believes such prices accurately reflect the fair value of such securities.  A pricing service utilizes electronic data processing techniques based on yield spreads relating to securities with similar characteristics to determine prices for normal institutional-size trading units of debt securities without regard to sale or bid prices.  If the Company decides that a price provided by the pricing service does not accurately reflect the fair value of the securities, when prices are not readily available from a pricing service, or when restricted or illiquid securities are being valued, securities are valued at fair value as determined in good faith by the Company.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Banking

Investment banking revenues include gains, losses and fees, net of transaction related expenses, arising from securities offerings in which the Company acts as an underwriter.  Investment banking management fees are recorded on offering date, sales concessions on trade date, and underwriting fees at the time the income is reasonably determinable. Investment banking revenues also include fees earned from providing merger, acquisition and financial advisory services and are recognized as services are provided.

Resale and Repurchase Agreements

Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest.  It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements.  Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.  The Company no longer engages in these transactions.

At December 31, 2007, the Company had no resale agreements.  At December 31, 2006, resale agreements were carried at $14.1 million.  For the year ended December 31, 2006, the collateral held by the Company consisted of government bonds and was equal to the approximate principal amount loaned to Mizuho Securities USA and First Tennessee.

Securities-Borrowing Activities

Securities borrowed are generally reported as collateralized financings and are recorded at the amount of cash collateral advanced.  Securities borrowed transactions require the Company to deposit cash or other collateral with the lender.  The Company monitors the market value of securities borrowed on a daily basis, with additional collateral obtained or refunded as necessary.  The Company no longer engages in securities borrowing transactions.

Collateral

The Company receives collateral in connection with resale agreements and securities borrowed transactions.  Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or to deliver to counterparties to cover short positions.  The Company continues to report assets it has pledged as collateral in secured borrowing transactions and other arrangements when the secured party cannot sell or repledge the assets and does not report assets received as collateral in secured lending transactions and other arrangements because the debtor typically has the right to redeem the collateral on short notice.

Intangible Assets

The Company amortizes customer related intangible assets over their estimate useful life, which is the period over which the assets are expect to contribute directly or indirectly to the future cash flows of the Company.  Goodwill is not amortized; instead, it is reviewed on an annual basis for impairment.  Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.  A reporting unit is defined by the Company as an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  In addition to annual testing, Goodwill is also tested for impairment at the time of a triggering event requiring a re-evaluation, if one were to occur.

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The financial instruments of the Company are reported on the Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair values, because of the short maturity of the instruments, except subordinated debt.  The estimated fair value of subordinated debt at December 31, 2007, approximates its carrying value based on current rates available (see Note 11).

Office Equipment and Leasehold Improvements

Office equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization of $27.0 million at December 31, 2007 and $26.7 million at December 31, 2006.  Depreciation and amortization is provided on a straight-line basis over the shorter of the estimated useful life of the asset (2 to 5 years) or the initial term of the lease.  Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $2.2 million, $2.5 million and $3.7 million, respectively.

Securities Issued for Services

On January 1, 2006, the Company adopted FAS 123(R) “Share Based Payments”.  In adopting FAS 123(R), the Company applied the modified prospective application transition method. Under the modified prospective application method, prior period financial statements are not adjusted. Instead, the Company will apply FAS 123(R) for new awards granted after December 31, 2005, any portion of awards that were granted after January 1, 1995 and have not vested by December 31, 2005 and any outstanding liability awards.  The impact of applying the nominal vesting period approach for awards with vesting upon retirement eligibility and the non-substantive approach was immaterial. Upon adoption of FAS 123(R) on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of as incurred.  The estimated forfeiture rate for 2007 was 4% (see Note 16).

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

On January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company recognizes tax benefits from uncertain tax positions only when tax positions meet the minimum probability threshold, as defined by FIN 48, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Certain 2006 and 2005 amounts on the Consolidated Statements of Operations have been reclassified to conform to the 2007 presentation due to the Company discontinuing its Fixed Income Middle Markets and Municipal Capital Markets Groups (see Note 22).

Certain amounts in the Consolidated Statements of Cash Flows have been reclassified related to deferred compensation, $0.6 million was reclassified in 2005 to deferred compensation from services provided in exchange for common stock.

Earnings per Common Share

The Company calculates its basic and diluted earnings per shares in accordance with Statement of Financial Accounting Standards No. 128, Earnings per share.  Basic earnings per share are computed based upon weighted-average shares outstanding.  Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period.  The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, unexercised options and any contingently issued shares (see Note 13).  The weighted-average shares outstanding were calculated as follows at December 31:

(In thousands of shares)	2007	2006	2005
Weighted average shares for basic earnings per share	27,555	15,155	13,824
Effect of dilutive common equivalent shares	-	-	-
Weighted average shares and dilutive common equivalent shares for dilutive earnings per share	27,555	15,155	13,824

As a result of net losses in 2007, 2006, and 2005, the Company excluded approximately 0.3 million, 0.3 million, and 0.9 million common equivalent shares in 2007, 2006 and 2005 respectively, in its computation of dilutive earnings per share because they were anti-dilutive.  In addition, at December 31, 2007, approximately 0.1 million shares of restricted stock awards, (see Note 16) which are included in shares outstanding, are not included in the basic earnings per share computation because they are not vested as of December 31, 2007.

On September 21, 2007, the Company closed the investment from an affiliate of MatlinPatterson Global Opportunities Partners II, L.P. (“MatlinPatterson”) in which the Company received net proceeds from the sale of common stock of $45.8 million. Pursuant to the Investment Agreement, MatlinPatterson, received 41.5 million newly issued shares and two co-investors received a total of 0.5 million newly issued shares which represent approximately 71.7 percent and 0.8 percent, respectively, of the issued and outstanding voting power of the Company immediately following the closing on the investment transactions. The number of shares issued to MatlinPatterson and its co-investors were subject to upward  adjustment within 60 days of the Closing in accordance with the terms of the Investment Agreement based on final calculations of the Company’s net tangible book value per share. Additional shares of common stock of the  Company were issued pursuant to the upward adjustment in the amount of 3.6 million, of which approximately 3.59 million shares are allocated to Matlin Patterson  and approximately 0.04 million shares are allocated to the co-investors.

  NOTE 2.       Cash and Securities Segregated under Federal Regulations

At December 31, 2007 and 2006, the Company segregated cash of $1.7 million and $5.2 million respectively, in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 3.       Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following at December 31:

(In thousands of dollars)	2007	2006
Adjustment to record securities owned on a trade date basis, net	$88	$-
Securities borrowed	-	455
Commissions receivable	939	2,146
Securities failed to deliver	142	3,841
Good faith deposits	-	225
Receivable from clearing organizations	1,752	3,959
Total receivables	$2,921	$10,626
Adjustment to record securities owned on a trade date basis, net	$-	$2,173
Payable to clearing organizations	84,696	43,807
Securities failed to receive	3,869	3,085
Total payables	$88,565	$49,065

Proprietary securities transactions are recorded on a trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the Statements of Financial Condition.

One of the Company’s affiliate’s, Broadpoint Securities, customers’ securities transactions are cleared through a third party under a clearing agreement. Under this agreement, the clearing agent executes and settles customer securities transactions, collects margin receivables related to these transactions, monitors the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, requires the customer to deposit additional collateral with them or to reduce positions, if necessary.

  NOTE 4.       Receivables From and Payables To Customers

At December 31, 2007, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made simultaneously with the receipt of the funds from the institutional clients.

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

If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which exposes the Company to off-balance-sheet risk.  The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this indemnification.  At December 31, 2007, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 5.       Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at December 31:

	2007		2006
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
U.S. Government and federal agency obligations	$137,771	$75,081	$90,652	$51,393
State and municipal bonds	6	1	139,811	26
Corporate obligations	48,481	-	31,146	84
Corporate stocks	3,249	98	12,989	456
Options	-	-	258	161
Not Readily Marketable Securities
Investment securities with no publicly quoted market	659	-	1,008	-
Investment securities subject to restrictions	290	-	303	-
Total	$190,456	$75,180	$276,167	$52,120

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

  NOTE 6.       Investments

The Company’s investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below as of and for the years ended December 31:

(In thousands of dollars)	2007	2006	2005
Carrying Value
Public	$-	$-	$40,375
Private	15,436	10,866	9,492
Consolidation of Employee Investment Funds net of Company’s ownership interest, classified as Private Investment	1,477	1,384	2,630
Total carrying value	$16,913	$12,250	$52,497

Investment gains and losses were comprised of the following:

(In thousands of dollars)	2007	2006	2005
Public (realized and unrealized gains and losses)	$-	$(12,865)	$22,424
Private (realized and unrealized gains and losses)	2,594	5,263	(833)
Investment gains (losses)	$2,594	$(7,602)	$21,591

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iRobot (“IRBT”) and Mechanical Technology Incorporated (“MKTY”) accounted for the entire balance of public investments owned by the Company as of December 31, 2005.  During the year ended December 31, 2006, the Company sold its remaining 1,116,040 shares of MKTY for proceeds of approximately $3.3 million.  Also during the year ended December 31, 2006, the Company sold its remaining 1,116,290 shares of IRBT for proceeds of approximately $24.2 million.

Privately held investments include an investment of $15.0 million in FA Technology Ventures Inc., L.P. (the “Partnership”), which represented the Company’s maximum exposure to loss in the Partnership at December 31, 2007.  The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.  At December 31, 2007 total Partnership capital for all investors in the Partnership equaled $59.1 million.  The Partnership is considered a variable interest entity.   The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these financial statements, but has recorded the value of its investment.  FA Technology Ventures Corp. (“FATV”), a wholly-owned subsidiary of the Company, is the investment advisor for the Partnership.  With respect to the Partnership and any parallel funds revenues derived from the management of this investment and the Employee Investment Funds for the year ended December 31, 2007 were $0.9 million in consolidation.    For the year ended December 31, 2007, there was a $0.1 million net realized loss for private investments compared to a $6.0 million net realized gain in 2006, which was driven by distributions of the gains from these investments to the Company.

The Company has consolidated its Employee Investment Fund (EIF). The EIF is a  limited liability company, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by FA Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company’s carrying value of this EIF is $0.2 million excluding the effects of consolidation.  The Company has outstanding loans of $0.3 million to the EIF and is also committed to loan an additional $0.2 million to the EIF. The effect of consolidation was to increase Investments by $1.5 million, decrease Receivable from Others by $0.3 million and increase Payable to Others by $1.2 million.  The amounts in Payable to Others relates to the value of the EIF owned by employees.

  NOTE 7.       Intangible Assets

(In thousands of dollars)	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Value
Intangible assets
Customer related (amortizable):
Broadpoint Securities, Inc. - Acquisition	$641	$(196)	$-	$445
Institutional convertible bond arbitrage group -Acquisition	1,017	(382)	(635)	-
	1,658	(578)	(635)	445
Goodwill (unamortizable):
Broadpoint Securities, Inc. - Acquisition	25,250	-	(7,886)	17,364
Institutional convertible bond arbitrage group - Acquisition	964	-	(964)	-
	26,214	-	(8,850)	17,364
Total Intangible Assets	$27,872	$(578)	$(9,485)	$17,809

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer related intangible assets are being amortized over 12 years.  Amortization expense for the customer related intangible assets, including the impairment discussed below, for the years ended December 31, 2007, 2006, and 2005 was $0.1 million, $0.8 million, and $0.1 million, respectively.  Future amortization expense is estimated as follows:

(in thousands of dollars)
Estimated Amortization Expense (year ended December 31)
2008	$53
2009	53
2010	53
2011	53
2012	53
Thereafter	180
Total	$445

The carrying amount of goodwill for the Broadpoint Securities, Inc. - Acquisition increased by $1.5 million during the year ended December 31, 2006, related primarily to additional consideration pursuant to the acquisition agreement (see Note 12).

As a result of annual impairment testing, the goodwill related to the acquisition of Broadpoint Securities was determined to be impaired as of December 31, 2006.  Fair value of the Broadpoint Securities reporting unit was determined using both the income and market approaches.  The income approach determines fair value using a discounted cash flow analysis based on management’s projections.  The market approach analyzes and compares the operations performance and financial conditions of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison.  The valuation gives equal weight to the two approaches to arrive at the fair value of the reporting unit.  As a result of the valuation, as of December 31, 2006, the carrying value of goodwill was greater than its implied value resulting in a goodwill impairment loss of $7.9 million recognized in the caption “Impairment” on the Statements of Operations for the year ended December 31, 2006.  The Company performed its annual impairment testing and as a result determined the fair value of the unit exceeded the carrying value of the unit resulting in no impairment charge in 2007.

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

  NOTE 8.      Short-Term Bank Loans and Notes Payables

At December 31, 2006, short-term bank loans were made under a variety of bank lines of credit totaling $210 million of which approximately $129 million was outstanding. The weighted average interest rate on these loans was 5.74% at December 31, 2006. These loans bore interest at variable rate based primarily on the Federal Funds interest rate.  At December 31, 2007, the Company had no outstanding short-term bank loans.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2007, the Company paid the remaining balance of the term loan of $12.7 million related to the acquisition of Broadpoint Securities pursuant to an agreement (the “Agreement”) entered into on August 6, 2007, with the Company’s lender and lessor (also see Note 9).  The Agreement stated that the lender and the Company acknowledged that they did not agree on the interpretation and /or enforcement of each of the parties respective rights under the Loan Agreement and/or the Lease, therefore, the parties acknowledged and agreed that neither the lender nor the Company had waived or was waiving any of its rights under the Loan Agreement and or the Lease except for the waivers and or modifications.  The Agreement also amended the Company’s obligations under the Loan Agreement with respect to the DEPFA transaction and MatlinPatterson investment transaction.  The Company agreed to repay, upon closing of the DEPFA transaction, Loan Agreement obligations equal to 75 percent of the net proceeds received by the Company and upon closing of the MatlinPatterson investment transaction to pay in full the remaining balance of the loan.  On September 14, 2007, upon the close of the DEPFA transaction, the Company made a principal payment of $0.8 million pursuant to the Agreement.  On September 21, 2007, upon the close of the MatlinPatterson investment transaction, the Company paid the remaining $9.8 million balance of the term loan.

  NOTE 9.       Obligations Under Capitalized Leases

Pursuant to the Agreement entered into between the Company and its lessor on August 6, 2007, the Company amended its lease obligations under the lease agreements with respect to the MatlinPatterson investment transaction.  On September 21, 2007, the MatlinPatterson investment transaction closed and pursuant to the Agreement all capital leases with the lender were paid in full.

  NOTE 10.       Payables To Others

Amounts payable to others consisted of the following at December 31:

(In thousands of dollars)	2007	2006
Draft payables	$173	$5,942
Net Payable to Employees for the Employee Investment Fund (see “Investments” note)	1,158	1,039
Payable to Sellers of Descap Securities, Inc. (see “Commitments and Contingencies” footnote)	1,036	1,036
Others	570	979
Total	$2,937	$8,996

The Company maintains a group of “zero balance” bank accounts which are included in payable to others on the Statement of Financial Condition.  Drafts payable represent the balance in these accounts related to outstanding checks that have not yet been presented for payment at the bank.  The Company has sufficient funds on deposit to clear these checks, and these funds will be transferred to the “zero-balance” accounts upon presentment.  The Company maintained one “zero balance” account which was used as a cash management technique, permitted under Rule 15c3-3 of the Securities and Exchange Commission, to obtain federal funds for a fee, which is lower than prevailing interest rates, in amounts equivalent to amounts in customers’ segregated funds accounts with a bank.  This cash management technique was discontinued in September 2007.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 11.       Subordinated Debt

A select group of management and highly compensated employees are eligible to participate in the Broadpoint Securities Group, Inc. Deferred Compensation Plan for Key Employees (the “Plan”).  The employees enter into subordinated loans with Broadpoint Capital to provide for the deferral of compensation and employer allocations under the Plan.  The New York Stock Exchange has approved Broadpoint Capital’s subordinated debt agreements related to the Plan.  Pursuant to these approvals, these amounts are allowable in Broadpoint Capital’s computation of net capital.  The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants.  Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant.  As of February 28, 2007, the Company no longer permits any new amounts to be deferred under this Plan.  Principal debt repayment requirements, which occur on about April 15th of each year, as of December 31, 2007, are as follows:

(In thousands of dollars)
2008	$1,299
2009	465
2010	287
2011	108
2012	208
2013 to 2016	595
Total	$2,962

  NOTE 12.       Commitments and Contingencies

Commitments:  As of December 31, 2007, the Company had a commitment to invest up to an additional $1.3 million in FA Technology Ventures, LP (the “Partnership”). The investment period expired in July 2006, however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner for the Partnership is FATV GP LLC. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner are George McNamee, a Director of the Company, Broadpoint Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the partnership agreement to devote a majority of his business time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner has contracted with FATV to act as its investment advisor.

As of December 31, 2007, the Company had an additional commitment to invest up to $0.2 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through operating cash flow.

As of December 31, 2007, the Company has guaranteed compensation payments of $4.9 million payable over the next two years related to various compensation arrangements with its employees. The Company also has $1.4 million in restructuring payments over the next year in connection with the plan announced October 17, 2007 in which the Company determined that it will outsource certain of its administrative functions, consolidate certain of such functions

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in its New York City location, and reduce staff in order to properly size its business consistent with its current levels of activity.

Contingent Consideration:  On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities Inc., now known as Broadpoint Securities Inc., a New York-based broker-dealer and investment bank.  Per the acquisition agreement, the sellers can receive future contingent consideration based on the following: For each of the three years from the acquisition date ending June 1, 2007, if Broadpoint Securities’ Pre-Tax Net Income (exclusive of certain intercompany charges, as defined) (i) is greater than $10 million, The Company shall pay to the sellers’ former shareholders an aggregate amount equal to fifty percent (50%) of Broadpoint Securities’ Pre-Tax Net Income for such period or (ii) is equal to or less than $10 million, the Company shall pay them an aggregate amount equal to forty percent (40%) of Broadpoint Securities’ Pre-Tax Net Income for such period.

Pursuant to the asset purchase agreement with DEPFA, the Company was required to deliver an estimate of the accrued bonuses at closing and a final accrued bonus calculation thirty days following closing.  The Company accrued the bonus consistent with the asset purchase agreement. All items arising from the sale of the Municipal Capital Markets Group were reflected in the Gain on Sale of Discontinued Operations.  This includes the closing bonuses paid to employees and the reversal of restricted stock and deferred cash amortization as a result of the employees’ termination of employment.  On October 30, 2007, DEPFA provided the Company notice that it was exercising its option pursuant to the agreement to appoint an independent accounting firm to conduct a special audit of the final accrued bonus amount.  Although there can be no assurance as to the eventual outcome of this special audit, the Company believes that it has appropriately calculated and accounted for the accrued bonus.

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

On November 2, 2007, the Company entered into a Fifth Amendment to Sub-Lease Agreement (the “Amendment”) with Columbia 677, L.L.C. (the “Landlord”) pursuant to which the Company’s Sub-lease-Agreement with the Landlord dated August 12, 2003 concerning the lease of certain space in the building located at 677 Broadway, Albany, New York (the “Albany Premises”) was amended.  The Amendment provides that the Company will surrender a total of 15,358 square feet (the “Surrender Premises”) of the Albany Premises, a portion at a time, on or before three surrender dates:  November 15, 2007, December 15, 2007 and April 1, 2008.  If the Company fails to vacate the portion of the Surrender Premises on the applicable surrender dates, it will owe the Landlord $1,667 for each day of such failure.  The Company will fail to vacate 1,398 square feet of the surrender premises by April 1, 2008 and as a result will begin to incur the daily fee on such date.  The Company currently expects it will vacate such portion of the surrender premises by June 30, 2008.  In consideration of the Landlord agreeing to the surrender of the Surrender Premises, the Amendment provides that the Company shall pay the Landlord a surrender fee equal to $1,050,000 payable in three installments.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum annual lease payments, and sublease rental income, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2008	$5,110	$1,307	$3,803
2009	1,860	167	1,693
2010	1,779	158	1,621
2011	1,699	100	1,599
2012	1,678	100	1,578
Thereafter	2,899	92	2,807
Total	$15,025	$1,924	$13,101

Annual rental expense, net of sublease rental income, for the years ended December 31, 2007, 2006 and 2005 approximated $4.9 million, $4.8 million, and $7.2 million, respectively.

In 2007, rental expense decreased $2.4 million due to one-time expenses incurred as part of the Company’s 2005 real estate strategy in New York City and San Francisco and the reversal of rent accruals relating to the surrender of the Company’s 1301 Avenue of the Americas lease.

Litigation

In early 2008, Broadpoint Capital hired Tim O’Connor, and 9 other individuals to form a new capitalization and restructuring group within Broadpoint Capital’s Investment Banking division.  Mr. O’Connor, the new Head of Broadpoint's Investment Banking Division and each of the other employees are former employees of Imperial Capital, LLC (“Imperial”).  Upon Broadpoint Capital’s hiring of these employees, Imperial commenced an arbitration proceeding against Broadpoint Capital, Mr. O’Connor, another employee hired by Broapdoint, and a former employee of Imperial who is not employed by Broadpoint before the Financial Industry Regulatory Authority (“FINRA”).  In the arbitration, Imperial alleges various causes of action against Broadpoint Capital as well as the individuals based upon alleged violations of restrictive covenants in employee contracts relating to the non-solicitation of employees and clients.  Imperial claims damages in excess of $100 million.   Concurrently with the filing of the arbitration proceeding, Imperial sought and obtained a temporary restraining order in New York State Supreme Court, pending the conclusion of the FINRA arbitration hearing, enjoining Broadpoint from disclosing or making use of any confidential information of Imperial, recruiting or hiring any employees of Imperial and seeking or accepting as a client any client of Imperial, except those clients for whom any of the hired individuals had provided services as a registered representative while employed by Imperial. Broadpoint Capital believes that it has strong defenses to and intends to vigorously defend itself against Imperial’s claims. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the nature of our business, we are now, and likely in the future will be, involved in a variety of legal proceedings, including the matters described above.  These include litigation, arbitrations and other proceedings initiated by private parties and arising from our underwriting, financial advisory or other transactional activities, client account activities and employment matters.  Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to our financial position.  In addition, the securities industry is highly regulated.  We are subject to both routine and unscheduled regulatory examinations of our business and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years securities firms have been subject to increased scrutiny and regulatory enforcement activity.  Regulatory investigations can result in substantial fines being imposed on us.  Periodically we receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations.  We do not always know the purpose behind these communications or the status or target of any related investigation.  Our responses to these communications have in the past resulted in our being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on our business.

We have taken reserves in our financial statements with respect to legal proceedings to the extent we believe appropriate.  However, accurately predicting the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles.  Based on currently available information, we do not believe that any litigation, proceeding or other matter to which we are a party or otherwise involved will have a material adverse effect on our financial position, results of operations and cash flows although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on our operating results in that period.

Collateral

The fair value of securities received as collateral, where the Company is permitted to sell or repledge the securities at December 31, 2006 consisted of securities purchased under agreements to resell, $14.1 million and securities borrowed of $0.4 million.  At December 31, 2006, a substantial portion of the collateral received by the Company had been sold or repledged.  As of December 31, 2007, the Company has not received securities as collateral.

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $0.2 million at December 31, 2007.  The letter of credit agreements were collateralized by Cash of $0.2 million at December 31, 2007.

Other

The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis.  As of December 31, 2007, the Company had no outstanding underwriting commitments and had purchased $9.9 million and sold $65.0 million securities on a when-issued basis.

  NOTE 13.       Temporary Capital

In connection with the Company’s acquisition of Broadpoint Securities, the Company issued 549,476 shares of stock which provide the Sellers the right (the “put right”) to require the Company to purchase back the shares issued, at a price of $6.14 per share.  Accordingly, the Company has recognized as temporary capital the amount that it may be required to pay under the agreement.  If the put right is not exercised by the time it expires, the Company will reclassify the temporary capital to stockholders’ equity. The Company also has the right to purchase back these shares from the Sellers at a price of $14.46.  The earnout period ended on May 31, 2007. The earnout payment has not yet been made. The put and call rights expire on the date upon which the final earnout payment is required to be made.  In June 2006, certain of

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Sellers of Broadpoint Securities exercised their put rights and the Company repurchased 532,484 shares at $6.14 per share for the total amount of $3.3 million.

  NOTE 14.       Stockholders’ Equity

MatlinPatterson Transaction

On September 21, 2007, the Company closed the investment from an affiliate of MatlinPatterson Global Opportunities Partners II, L.P. (“MatlinPatterson”) in which the Company received net proceeds from the sale of common stock of $45.8 million. Pursuant to the Investment Agreement, MatlinPatterson, received 41.5 million newly issued shares and two co-investors received a total of 0.5 million newly issued shares which represent approximately 71.7 percent and 0.8 percent, respectively, of the issued and outstanding voting power of the Company immediately following the closing on the investment transactions. The number of shares issued to MatlinPatterson and its co-investors were subject to upward adjustment within 60 days of the Closing in accordance with the terms of the Investment Agreement based on final calculations of the Company’s net tangible book value per share. Additional shares of common stock of the Company were issued pursuant to the upward adjustment in the amount 3.6 million, of which approximately 3.59 million shares are allocated to MatlinPatterson and approximately 0.04 million shares are allocated to the co-investors.

Dividends

 In February 2005, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 10, 2005, to shareholders of record on February 24, 2005.  In May 2005, the Board of Directors suspended the $0.05 per share dividend.

Acquisition – Broadpoint Securities, Inc.

The shares issued to the sellers of Broadpoint Securities provide the sellers the right to require the Company to purchase back these shares at a price of $6.14 per share.  The Company also has the right to purchase back these shares from the sellers at a price of $14.46.  The earnout period ended on May 31, 2007. The put and call rights expire on the date upon which the final earnout payment is required to be made. The value assigned to the shares of common stock issued ($10.39 per share) approximated the market value of the stock on the date Broadpoint Securities was acquired ($10.30 per share).  The difference in the value assigned and the market value was due to the put and call features attached to the stock.  In June 2006, certain of the sellers of Broadpoint Securities, Inc. exercised their put rights and the Company purchased 532,484 shares at $6.14 per share for a total amount of $3.3 million.

Rights Plan

 On March 27, 1998, the Board of Directors adopted a Shareholder Rights Plan.  The rights were distributed as a dividend of one right for each share of Broadpoint Securities Group, Inc common stock outstanding, with a record date of March 30, 1998.  Management believes the Shareholder Rights Plan is intended to deter coercive takeover tactics and strengthen the Company's ability to deal with an unsolicited takeover proposal.

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

Upon any person or group acquiring 15% of the outstanding shares of voting stock, each right will entitle its holders to buy shares of Broadpoint Securities Group, Inc. common stock (or of the stock of the acquiring company if it is the surviving entity in a business combination) having a market value equal to twice the exercise price of each right.  The rights are redeemable at any time prior to their becoming exercisable.

On May 14th, 2007, in connection with the MatlinPatterson investment transaction, the Company amended the Rights Agreement. Pursuant to the Rights Amendment, the definition of an “Acquiring Person”, as defined in the Rights

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement, was amended to provide that MatlinPatterson, its affiliates or any group (as defined in Section 13(d) of the Exchange Act) in which it is a member would not become an Acquiring Person as a result of the execution and delivery of the Voting Agreements (as defined in the Investment Agreement) and the consummation of the transactions contemplated by the Investment Agreement. In addition, the definitions of “Distribution Date” and “Shares Acquisition Date”, as defined in the Rights Agreement, were amended to provide that the execution and delivery of the Voting Agreements and the Investment Agreement and the consummation of the investment transaction contemplated by the Investment Agreement would not result in the occurrence of a Distribution Date or a Shares Acquisition Date.

Warrants

In 2003, the Company issued a Senior Note dated June 13, 2003 for $10 million with a fixed interest rate of 8.5%, payable semiannually and maturing on June 30, 2010.  After adjustments related to anti-dilutive provisions stemming from the MatlinPatterson investment there were 511,094 warrants issued to the purchasers of the Senior Note, which are exercisable between $8.61 and $9.86 per share through June 13, 2010.  The Senior Note was paid in full in March 2006, while the warrants are still outstanding.

Deferred Compensation and Employee Stock Trust

The Company has adopted or may hereafter adopt various nonqualified deferred compensation plans (the "Plans") for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company.  Plan participants may elect under the Plans to have the value of their Plans Accounts track the performance of one or more investment benchmarks available under the Plans, including Broadpoint Securities Group Common Stock Investment Benchmark, which tracks the performance of Broadpoint Securities Group, Inc. common stock ("Company Stock").  With respect to the Broadpoint Securities Group Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the "Trust") it has established in connection with meeting its related liability under the Plans.  As of February 28, 2007, the Company no longer permits any new amounts to be deferred under its current Plans.

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

The income tax provision was allocated as follows for the years ended December 31:

(In thousands of dollars)	2007	2006	2005
Loss from continuing operation	$(4,703)	$(828)	$7,512
Income from discontinued operations	4,747	959	720
Stockholders’ equity (additional paid-in capital)	(122)	-	(213)
Total	$(78)	$131	$8,019

The Company reported a benefit for federal and state income taxes on continuing operations in 2007 and 2006 despite having a valuation allowance. The Company recognized a gain in discontinued operations for the years ended December 31, 2007 and 2006 due to the sale and related discontinuance of the Municipal Capital Markets division in

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007.  The Company had losses from continuing operations. Under the accounting for income tax rules described in FASB Statement No. 109, the Company records a benefit in continuing operations to offset tax expense recorded in discontinued operations.

The components of income taxes attributable to loss from continuing operations, net of valuation allowance, consisted of the following for the years ended December 31:

(In thousands of dollars)	2007	2006	2005
Federal
Current	$(3,524)	$(501)	$(454)
Deferred	-	-	6,496
State and local
Current	(861)	(327)	(587)
Deferred	(318)	-	2,057
Total income tax expense (benefit)	$(4,703)	$(828)	$7,512

The expected income tax expense (benefit) using the federal statutory rate differs from income tax benefit pertaining to pretax loss from continuing operations as a result of the following for the years ended December 31:

(In thousands of dollars)	2007	2006	2005
Income taxes at federal statutory rate @ 35%	$(11,069)	$(16,604)	$(2,083)
Graduated tax rates	316	475	60
State and local income taxes, net of federal income taxes and state valuation allowance	(756)	(201)	971
Meals and entertainment	106	134	166
Other compensation	883	365	-
Goodwill impairment	-	2,682	-
Appreciated stock contribution	-	-	(123)
Other, including reserve adjustments	1	436	(72)
Alternative minimum tax	47	21
Change in federal and foreign valuation allowance	5,769	11,864	8,593
Total income tax expense (benefit)	$(4,703)	$(828)	$7,512

The temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

(In thousands of dollars)	2007	2006
Securities held for investment	$(1,550)	$(209)
Fixed assets	1,685	1,540
Deferred compensation	4,460	8,700
Accrued liabilities	639	1,306
Deferred revenue	(430)	(442)
Net operating loss carryforwards	21,342	9,885
Intangible assets	83	654
Deferred tax assets under FIN 48	366	-
Other	726	332
Total net deferred tax asset before valuation allowance	27,321	21,766
Less valuation allowance	27,003	21,766
Total net deferred tax asset	$318	$-

The Company maintains  a valuation allowance at December 31, 2007 and 2006 as a result of uncertainties related to the realization of its net deferred tax asset.  The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over the past three years and the difficulty of forecasting future taxable income.  The valuation allowance reflects the conclusion of management that is

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

more likely than not that the benefit of the deferred tax assets will not be realized.  The Company recorded a net change in its deferred tax valuation allowance in 2007 of $5.2 million  and in 2006 of $12.5 million

At December 31, 2007, the Company had federal net operating loss carryforwards of $51.8 million, which expire between 2023 and 2027.  At December 31, 2007, the Company had state net operating loss carryforwards for tax purposes approximating $47.0 million, which expire between 2008 and 2027.  These net operating loss carryforwards are subject to an annual limitation on their use pursuant to IRC Section 382 discussed below.

As a result of the closing of the MatlinPatterson investment transaction on September 21, 2007 the Company underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (“IRC Section 382”). In general, IRC Section 382 places an annual limitation on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. The Company has determined that the annual limitation on the use of its net operating loss carryforwards is approximately $1.1 million per year.  As a result, the Company has determined that a significant portion of its net operating loss carryforwards will expire unutilized.

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

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  As a result of the implementation of FIN 48, the Company recorded an increase in tax reserves of $0.7 million.  The increase in tax reserves had two components, $0.6 million of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings and $0.1 million which was accounted for as a reduction to the valuation allowance.  Upon adoption and at December 31, 2007,  the liability for unrecognized tax benefits, including applicable interest and penalties, was $1.0 million and $1.1 million, respectively.

The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands of dollars)
Balance January 1, 2007	$974
Gross increases related to current year tax positions	-
Gross increases related to prior years tax positions	384
Gross decreases related to prior years tax positions	-
Expiration of the statute of limitations for the assessment of taxes	(214)
Decrease related to settlements with Tax Authorities	-
Balance December 31, 2007	$1,144

At adoption, the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate totals $0.6 million when the Company maintains a full valuation allowance and $0.5 million with no valuation allowance. The corresponding amounts at December 31, 2007 are $0.7 million with a valuation allowance and $0.8 million without.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.   As of January 1, 2007 and December 31, 2007, with few exceptions, the Company and its subsidiaries were no longer subject to U.S. federal tax or state and local income tax examinations for years before 2003 and 2004, respectively.  There are no returns currently under examination.  However, net operating loss carryforwards existing at January 1, 2007 and December 31, 2007 could potentially be adjusted when utilized.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax.  As of January 1, 2007 and December 31, 2007, the Company had accrued approximately $0.1 million and $0.2 million, respectively, of interest and penalties included as a component of the unrecognized tax benefit.  During the year ended December 31, 2007, $0.1 million of interest and penalties has been recognized as a component of income tax.

The unrecognized tax benefits of the Company could significantly change over the next twelve months due to the expiration of the statute of limitations on approximately $0.8 million of unrecognized tax benefits.

NOTE 16.      Benefit Plans

The Company has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights, restricted stock/restricted stock units, which expire at various times through April 25, 2017.  The following is a recap of all plans as of December 31, 2007:

Shares authorized for issuance	13,566,561
Share awards used:
Stock options granted and outstanding	1,035,962
Restricted stock awards granted and unvested	87,882
Restricted stock units granted and unvested	4,455,000
Restricted stock units granted and vested	570,000
Restricted stock units committed not yet granted	1,500,000
Total share awards used	7,648,844

Shares available for future awards	5,917,717

For the twelve-month period ended December 31, 2007 and December 31, 2006, total compensation expense for share based payment arrangements was $5.6  million and $7.9 million, respectively and the related tax benefit was $0.0 for both periods.  At December 31, 2007, the total compensation expense related to non-vested awards, which are expected to vest, not yet recognized is $7.8 million, which is expected to be recognized over the remaining weighted average vesting period of 2.7 years.  At December 31, 2006, the total compensation expense related to non-vested awards not yet recognized was $7.1 million.  The amount of cash used to settle equity instruments granted under share based payment arrangements during the twelve-month period ended December 31, 2007 was $0.0.

The Incentive Plan pursuant to which 13.6 million shares are authorized to be issued allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, performance awards, or other stock based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 25% of the number of shares issued and outstanding immediately prior to the grant. The number of shares issued to MatlinPatterson and its co-investors was subject to upward adjustment within 60 days of the Closing in accordance with the terms of the Investment Agreement based on final calculations of the Company’s net tangible book value per share. The Company issued 3.6 million additional shares of common stock pursuant to the upward adjustment.  This adjustment would increase the shares authorized for issuance under the plan based on the formula referenced above.

The restricted stock units committed but not yet granted are based on employment agreements for the Chairman and Chief Executive Officer and the President and Chief Operating Officer.  The employment agreements include a set vesting schedule and performance targets yet to be determined. On February 6, 2008, the Company’s Board of Directors authorized, subject to the approval of the Company’s stockholders, an additional 10,675,000 shares for issuance pursuant to the Plan.

Cumulative Effect of Accounting Change:  Upon adoption of FAS 123(R) Share-Based Payment on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred.

The following table reflects the effect on net income if the fair value based method had been applied to all outstanding and unvested stock options for year ended December 31, 2005.

(In thousands of dollars)	2005
Loss, as reported	$(10,217)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	194
Less: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of tax	(703)
Pro forma net loss	$(10,726)
Earnings per share
As reported
Basic	$(0.74)
Diluted	$(0.74)
Pro forma
Basic	$(0.78)
Diluted	$(0.78)

Options:  Options granted under the plans established by the Parent have been granted at not less than fair market value, vest over a maximum of five years, and expire ten years after grant date.  Unvested options are typically forfeited upon termination.  Option transactions for the two year  period ended December 31, 2007, under the plans were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2005	2,492,809	$8.40
Options granted	-	-
Options exercised	(9,468)	5.77
Options forfeited	(656,515)	8.31
Balance at December 31, 2006	1,826,826	8.45
Options granted	100,000	1.64
Options exercised	-	-
Options terminated	(890,864)	7.93
Balance at December 31, 2007	1,035,962	$8.24

At December 31, 2007, the stock options that were exercisable had a remaining average contractual term of 3.1 years.  At December 31, 2007, 1,035,962 options outstanding had an intrinsic value of $0. At December 31, 2007, 100,000 unvested options, which are expected to vest, had an intrinsic value of $0.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding under the plans at December 31, 2007:

		Outstanding			Exercisable

Exercise Price Range	Shares	Average Life (years)	Average Exercise Price	Shares		Average Exercise Price
$1.64 - $6.44	247,565	5.42	$4.03	147,564		$5.66
$6.53 - $9.14	621,188	1.97	8.32	621,188		8.32
$9.47 - $13.26	10,000	5.69	13.05	10,000		13.05
$13.35 - $14.64	157,209	3.47	14.23	157,209		14.23
	1,035,962	3.06	$8.24	935,961		$8.95

At December 31, 2006, 1,804,056 options with an average exercise price of $8.40 were exercisable; and at December 31, 2005, 2,329,671 options with an average exercise price of $8.25 were exercisable.

The Black-Scholes option pricing model is used to determine the fair value of options granted. For the twelve-month period ended December 31, 2007, significant assumptions used to estimate the fair value of share based compensation awards include the following:

	2007	2006	2005
Expected term-option	6.00	-	5.34
Expected volatility	44%	-	41%
Expected dividends	-	-	2.97%
Risk-free interest rate	4.9%	-	3.8%

Since no options were granted during 2006, the above assumptions were not established for 2006.

Restricted Stock Awards/Restricted Stock Units:  Restricted stock awards under the plans have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 2-3 years.  The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. Restricted stock units are generally subject to forfeiture conditions similar to those of the Company’s restricted stock awards granted under its other stock incentive plans historically. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership.  On September 21, 2007, the Company granted 5.0 million restricted stock units valued at the market value of the company’s common stock as of the grant date.  Restricted stock awards/Restricted stock units for the year ended December 31, 2007, under the plans were as follows:

	Unvested Restricted Stock Awards	Weighted Average Grant-Date Restricted Stock	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Restricted Stock Unit
Balance at December 31, 2005	2,234,325	$10.43	-	-
Granted	932,212	4.58	-	-
Vested	(1,011,993)	10.37	-	-
Forfeited	(366,480)	8.91	-	-
Balance at December 31, 2006	1,788,064	$7.73	-	$-
Granted		-	5,025,000	1.54
Vested	(1,051,804)	9.38	(570,000)	1.54
Forfeited	(648,378)	6.04	-	-
Balance at December 31, 2007	87,882	$4.96	4,455,000	$1.54

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of awards vested, based on the market value of the stock on the vest date, during the twelve-month periods ending December 31, 2007 and 2006 was $1.9 million and $5.8 million, respectively.

Stock Based Compensation Awards:  On January 20, 2007, the Company announced an offer to eligible employees of the opportunity to rescind certain restricted stock award agreements held by such eligible employees in return for an award of stock appreciation rights.  On May 17, 2007, the Company announced its determination to amend and terminate this offer.  Such actions, together with the termination of the Company’s previously announced plan to reprice outstanding employee stock options, had been agreed to by the Company as part of the Company’s agreement with MatlinPatterson FA Acquisition LLC (refer to the Note 14) pursuant to which the Company agreed to terminate the offer and its previously announced plans to reprice outstanding employee stock options.  The offer terminated at 11:59 p.m. EDT, May 23, 2007.  As a result of this termination, the Company did not accept any tendered eligible restricted shares and all such shares remained outstanding pursuant to their original terms and conditions, including their vesting schedule.

Other

The Company also maintains a tax deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan), which permits eligible employees to defer a percentage of their compensation.  Company contributions to eligible participants may be made at the discretion of the Board of Directors.  The Company expensed $0.1 million, $0.2 million, and $0.2 million in each of the years ended December 31, 2007, 2006, and 2005 respectively.

The Company has various other cash and benefit programs that are offered to eligible employees.  Amounts awarded vest over periods ranging up to five years.  Costs are amortized over the vesting period, and approximated to be $0.6 million in 2007, $2.6 million in 2006, and $2.5 million in 2005.  In conjunction with the sale of the Municipal Capital Markets Group, approximately $0.01 million in deferred compensation was forfeited.  Also, due to the changes in control which occurred on September 21, 2007 as a result of the MatlinPatterson investment transaction, $0.04 million in expense was recognized as accelerated vesting under the Plans.

At December 31, 2007 and December 31, 2006, there was approximately $2.9 million and $4.5 million, respectively, of accrued compensation on the Statements of Financial Condition related to deferred compensation plans provided by the Company, which will be paid out between 2008 and 2016.  As of February 28, 2007, the Company no longer permits any new amounts to be deferred under these plans.

  NOTE 17.       Net Capital Requirements

Broadpoint Capital is subject to the net capital requirements of Rule 15c3-1 Securities and Exchange Act (the “Net Capital Rule”) which requires the maintenance of a minimum net capital.  Broadpoint Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater.  As of December 31, 2007, Broadpoint Capital had aggregate net capital, as defined, of $9.1 million, which equaled 278.92% of aggregate debit balances and $8.1 million in excess of required minimum net capital.

Broadpoint Securities is also subject to the Net Capital Rule which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to the net capital, both as defined, shall not exceed 15:1. The rule also provided that capital may not be withdrawn or cash dividends paid, if the resulting net capital ratio would exceed 10:1. At December 31, 2007, Broadpoint Securities had net capital of $21.1 million, which was $20.8 million in excess of its required minimum net capital of $0.3 million. Broadpoint Securities ratio of aggregate indebtedness to net capital was 0.24:1.

  NOTE 18.       Trading Activities

As part of its trading activities, the Company provides brokerage and underwriting services to institutional clients.  While trading activities are primarily generated by client order flow, the Company also takes proprietary positions based on expectations of future market movements and conditions and to facilitate institutional client transactions.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2007, the Company had approximately $0.1 million of securities owned which were considered non-investment grade. Non-investment grade securities are defined as debt and preferred equity securities rated as BB+ or lower or equivalent ratings by recognized credit rating agencies. These securities have different risks than investment grade rated investments because the companies are typically more highly leveraged and therefore more sensitive to adverse economic conditions and the securities may be more thinly traded or not traded at all.

The following describes the types of market risk faced by the Company:

Interest Rate Risk: Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments.

Equity Price Risk: Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities.

The Company also has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at December 31, 2007 at market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 2007.

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

One of the Company’s affiliate’s, Broadpoint Securities, customers’ securities transactions are cleared through a third party under a clearing agreement.  Under this agreement, the clearing agent executes and settles customer securities transactions, collects margin receivables related to these transactions, monitors the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, requires the customer to deposit additional collateral with them or to reduce positions, if necessary.

In the normal course of business Broadpoint Securities guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates.  The Company also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including subcustodians and third-party transactions.  The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated.  However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 19.       Derivative Financial Instruments

The Company does not engage in the proprietary trading of derivative securities.  In 2006, the Company traded in highly liquid treasury and municipal index futures contracts and options.  These index futures contracts and options were used primarily to hedge securities positions in the Municipal Capital Markets and Fixed Income Middle Markets  inventory which was discontinued in September and June of 2007, respectively.

Open equity in the futures contracts in the amount of $0.0 million and $2.4 million at December 31, 2007 and 2006, respectively, are recorded as other assets.

  NOTE 20.       Segment Analysis

The Company is organized around products and operates through three segments:  Equities, Fixed Income  and Other.  The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

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

The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital, and costs related to corporate overhead and support.  The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments and realized gains and losses as a result of sales of equity holdings.  The Company’s venture capital business generates revenue through the management of and investment in FA Technology Ventures Inc. and other venture capital funds.  Restructuring expenses result from the Company’s plan announced on October 17, 2007 whereby the Company determined that it will outsource certain of its administrative functions, consolidate certain of such functions in its New York City location, and reduce staff in order to properly size its business consistent with its current level of activity.

During 2007, the Company discontinued its Municipal Capital Markets and Taxable Municipal groups, which were previously included in the fixed income segment.  Also in 2007 the Company discontinued the Fixed Income Middle Markets group, which was previously included in the Fixed Income Other segment.

During 2006, the Company discontinued its Taxable Fixed Income corporate bond segment and its Institutional Convertible Bond Arbitrage Advisory Group subsidiary which was previously included in the “Other” segment (see Note 22).  2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

Intersegment revenue has been eliminated for purposes of presenting net revenue so that all net revenue presented is from external sources.  Interest Income is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the segment.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning operations in these segments is as follows for the years ended December 31:

(In thousands of dollars)	2007	2006	2005
Net revenue (including net interest income)
Equities	$19,324	$60,472	$60,936
Fixed Income	15,263	17,560	18,198
Other	5,497	(5,144)	26,117
Total Net Revenue	$40,084	$72,888	$105,251
Net interest income (included in total net revenue)
Equities	$3	$(7)	$13
Fixed Income	136	(794)	1,972
Other	1,473	679	1,342
Total Net Interest Income	$1,612	$(122)	$3,327
Income/(loss) before income taxes, discontinued operations and cumulative effect of an accounting change
Equities	$(13,677)	$3,559	$(957)
Fixed Income	2,757	(922)	(3,097)
Other	(20,705)	(50,078)	(1,896)
Income/loss before income taxes, discontinued operations and cumulative effect of an accounting change	$(31,625)	$(47,441)	$(5,950)

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

The following table reflects revenues for the Company’s major products and services:

(In thousands of dollars)	2007	2006	2005
Net revenues:
Institutional Sales & Trading
Equities	$11,285	$32,994	$40,749
Fixed Income	14,373	18,145	15,868
Total Institutional Sales & Trading	25,658	51,139	56,617
Investment Banking
Equities	7,427	27,065	19,899
Fixed Income	730	223	369
Total Investment Banking	8,157	27,288	20,268
Net Interest/Other	772	(395)	2,248
Total Net Revenues	$34,587	$78,032	$79,133

The Company’s segments financial policies are the same as those described in Note 21.  Asset information by segment is not reported since the Company does not produce such information.  All assets are located in the United States of America.  Prior periods’ financial information has been reclassified to conform to the current presentation.

  NOTE 21.       New Accounting Standards

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated statement of financial condition or results of operations.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.
   SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157-2 on the Company’s consolidated statement of financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No.159 on the Company’s consolidated statement of financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS No. 160 on the consolidated statement of financial condition and results of operations.

  NOTE 22.       Discontinued Operations

On September 14, 2007, the Company completed the asset sale agreement with DEPFA Bank plc (“DEPFA”) for the sale of the Municipal Capital Markets Group of the Company’s subsidiary, Broadpoint Capital in connection with which the Company recognized a pre-tax gain on sale in the amount of $7.9 million. In June 2007, the Company closed its Fixed Income Middle Markets group following the departure of the employees of the group. In April 2007, the Company closed its Institutional Convertible Bond Arbitrage Advisory Group after committing to a plan to dispose of the group in September 2006.

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts reflected in the Consolidated Statements of Operations are presented in the following table:

	Years Ended December 31
(In thousands of dollars)	2007	2006	2005
Net revenues
Municipal Capital Markets	$22,259	$36,724	$41,546
Gain on Sale of Municipal Capital Markets	7,944	-	-
Fixed Income Middle Markets	1,160	5,175	4,734
Convertible Bond Arbitrage	128	444	589
Taxable Fixed Income	94	3,083	14,029
Asset Management Business	-	-	162
Private Client Group	-	-	49
Total net revenues	31,585	45,426	61,109
Expenses
Municipal Capital Markets	17,717	30,837	32,050
Fixed Income Middle Markets	955	2,892	2,578
Convertible Bond Arbitrage	523	1,315	1,237
Convertible Bond Arbitrage-Impairment Loss	-	1,534	-
Taxable Fixed Income	103	5,586	20,031
Asset Management Business	-	14	499
Private Client Group	80	84	749
Total expenses	19,378	42,262	57,144
Income before income taxes	12,207	3,164	3,965
Income tax expense	4,747	959	720
Net Income	$7,460	$2,205	$3,245

Municipal Capital Markets

The revenue and expenses for the Municipal Capital Markets division of the periods above reflect the activity of that operation thru September 14, 2007. On September 14, 2007, the Municipal Bond Inventory Purchase Price was approximately $48.0 million. The carrying value of assets of the division at December 31, 2006 and 2005 were approximately $156 million and $169 million respectively.  The Company allocated interest expense to the division for the years ended December 31, 2007, 2006, and 2005, based on the level of securities owned, attributable to this division. The Company had allocated interest expense to this division in the amounts of $5.5 million, $7.5 million and $6.2 million for the years ended December 31, 2007, 2006, and 2005, respectively based on the debt identified as being specifically attributed to these operations.

Fixed Income Middle Markets

The revenues and expenses for the Fixed Income Middle Market division reflect the activity of that operation through June 22, 2007. The Company allocated interest expense to the division for the years  ended December 31, 2007, 2006 and 2005, based on the level of securities owned, attributable to this division. The Company had allocated interest expense to this division in the amounts of $1.3 million, $2.9 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, based on debt identified as being specifically attributed to those operations. Such amounts are included net of interest income and included in total net revenues.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Bond Arbitrage Advisory Group

The revenues and expenses for the Institutional Convertible Bond Arbitrage Advisory Group (the “Group”) reflect the activity of that operation prior to being disposed of in April 2007.  The Company had allocated interest expense to the Group operation in the amounts of $0.0 million, $0.1 million and $0.2 million for the years ended December 31, 2007,  2006 and 2005, respectively, based on debt identified as being specifically attributed to those operations.  For information on the impairment loss for the year ended December 31, 2006 related to the disposition of the group, see the Note 7.  Interest is allocated primarily based on intercompany receivable/payables.

Taxable Fixed Income

The revenue and expense of the Taxable Fixed Income Corporate Bond division for the year ended December 31, 2005, represents the activity of the operations during that time period.  The revenues and expenses of the Taxable Fixed Income Corporate Bond division for the year ended December 31, 2007 and 2006, include the activity of the operation, including $1.7 million of costs related to closing of this division, all of which was paid prior to December 31, 2006, as well as other various residual activity in 2007 and 2006.  No interest has been allocated to Taxable Fixed Income since this division was closed.  Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.

Asset Management Operations

The revenue and expense of the Asset Management operations reflect the activity of that operation through February 2005, when it was sold, while the 2007 and 2006 activity reflects write-downs of receivables related to this operation following its sale.  The Company had allocated interest expense to the asset management.  Interest is allocated primarily based on intercompany receivables/payables.

Private Client Group

The Private Client Group’s expense for the year ended December 31, 2007 and 2006 relates primarily to legal matters which were related to the operations prior to its disposal offset by the reversal of $0.3 million in costs related to previously impaired space which was put into service.  The revenue and expense of the Private Client Group for the year ended December 31, 2005, related primarily to certain legal matters which were related to the operation prior to its disposal.  For the periods presented, interest was not allocated to the Private Client Group.

    NOTE 23.       Restructuring

On October 17, 2007, the Company announced a plan whereby the Company determined that it will outsource certain of its administrative functions, consolidate certain of such functions in its New York City location, and reduce staff in order to properly size its business consistent with its current levels of activity.  In connection with the plan, the Company recognized approximately $2.7 million in 2007 of which $1.1 million relates to termination benefits and $1.6 million is related to occupancy and other expenses.  The Company currently expects to complete the plan in the second quarter 2008 and expects to incur $1.9 million to $2.1 million in additional restructuring costs.

This plan will result in the termination of certain employees, the possible relocation of other employees and the closure of the Company’s Albany, New York office.  The Company currently expects to complete the plan by the second quarter, 2008.   Approximately thirty percent of the workforce of the Company will be affected by the plan, with the majority of the affected employees employed by one of the Company’s principal operating subsidiaries, Broadpoint Capital.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restructuring charges incurred as part of the Plan for the year ended December 31, 2007 follows:

(In thousands of dollars)
Severance	$1,108
Exit Costs	1,019
Asset Impairments	538
Other	33
Total Restructuring Charges	$2,698

  NOTE 24.       Subsequent Events

On January 11, 2008, each of our broker-dealer subsidies, Broadpoint Capital, Inc. (“Broadpoint Capital”) and Broadpoint Securities, Inc. (“Broadpoint Securities” and together with Broadpoint Capital, our “Subsidiaries”), entered into a Fully Disclosed Clearing Agreement with Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) whereby Ridge agreed to provide certain execution and clearing services, on a fully disclosed basis, to our Subsidiaries and their customers.  The initial term of Broadpoint Capital’s agreement commences upon approval of the Financial Industry Regulatory Authority and continues for three (3) years from the date of the first trade at Broadpoint Capital, which has not yet occurred.  The initial term of Broadpoint Securities’ agreement commenced on January 11, 2008 and continues through January 11, 2011.

On February 26, 2008, Broadpoint Capital entered into a Fully Disclosed Clearing Agreement (“the Pershing Clearing Agreement) with Pershing LLC (“Pershing”) whereby Pershing agreed to provide certain execution and clearing services to Broadpoint Capital and its customers. The initial term of the Pershing Clearing Agreement commenced on February 29, 2008.  The Pershing Clearing Agreement may be terminated by either party without cause upon ninety days prior notice.

On February 29, 2008, the Company and MatlinPatterson entered into a Voting Agreement (the “Voting Agreement”) whereby MatlinPatterson agreed to vote its shares in the Company in favor of an increase in the number of authorized shares under the Company’s 2007 Incentive Compensation Plan (the “Plan”) to be submitted to shareholders at the Company’s 2008 Annual Meeting. The Voting Agreement was entered into in connection with the transaction discussed in the next paragraph for the purpose of allowing certain new employees to be awarded restricted stock units and/or shares of restricted stock under the Plan.

In March 2008, the Company and Broadpoint Capital completed its hiring of 47 employees of the New Jersey-based Fixed Income division of BNY Capital Markets, Inc. and the acquisition of certain related assets.  The Company has formed a new Debt Capital Markets group within our Fixed Income segment with the new employers that operates a comprehensive sales and trading platform that specializes in high yield, distressed, investment grade corporate, treasury, government agency, convertible bond, and equity securities.

On March 4, 2008 the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with MatlinPatterson, Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”) and certain Individual Investors listed on the signature pages to the Stock Purchase Agreement (the “Individual Investors”, and together with the MatlinPatterson and Mast, the “Investors”) for the issuance and sale of 11,579,592 newly-issued unregistered shares of common stock of the Company, par value $0.01 per share (the “Common Stock”), for an aggregate cash purchase price of approximately $19.7 million (the “Private Placement”).

In connection with the Private Placement, the Company entered into the following material agreements effective on March 4, 2008.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Purchase Agreement

Pursuant to the terms of the Stock Purchase Agreement, the Company issued and sold 11,579,592 shares of common stock of the Company (the “Shares”) to the Investors, with 7,058,824 shares being issued to Mast, 1,594,000 shares being issued to the MatlinPatterson and 2,926,768 shares issued to the Individual Investors.  The Shares were sold for an aggregate purchase price of approximately $19.7 million, with the proceeds from the sale to be used for working capital.

Registration Rights Agreement

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of March 4, 2008 (the “Mast Registration Rights Agreement”), with Mast with respect to the shares that Mast purchased in the Private Placement (the “Mast Shares”). Pursuant to the Mast Registration Rights Agreement, the Company is required to file within 30 days following March 4, 2008 a registration statement with the Securities and Exchange Commission for the registration resale of the Mast Shares in an offering on a delayed or continuous basis pursuant to Rule 415 under the Securities Act (the “Mast Shelf Registration”).  The Company is required to have the registration statement declared effective as promptly as possible but in any event within 120 days after the filing thereof.  The Company will bear all of the costs of the Mast Shelf Registration other than underwriting discounts and commissions and certain other expenses.

The Mast Registration Rights Agreement also contains customary indemnification provisions that obligate the Company to indemnify and hold harmless Mast, and if applicable, their controlling persons and their officers, directors, partners and employees and any underwriter for losses caused by (i) any untrue statement of material fact or omission of a material fact in the Mast Shelf Registration statement or any prospectus included therein, (ii) the violation by the Company of the Securities Act or the Exchange Act of 1934, as amended, or any rule or regulation thereunder relating to the Company’s acts or omissions in connection with the Mast Shelf Registration Statement. The Mast Registration Rights Agreement also contains other customary terms found in such agreements, including provisions concerning registration procedures and payments to Mast in the event the registration statement is not filed and declared effective by the respective dates set forth in the Mast Registration Rights Agreement.

Amendment No.1 to the Registration Rights Agreement

Concurrently with the execution of the Stock Purchase Agreement, the Company also entered into an Amendment No.1 to the Registration Rights Agreement, dated as of March 4, 2008 (“Amendment No.1”), by and among the Company, MatlinPatterson, Mr. Fine and Mr. Tirschwell (Messrs. Fine and Tirschwell collectively, the “Other Investors”) which amended the terms of the Registration Rights Agreement, dated as of September 21, 2007 (the “MatlinPatterson Registration Rights Agreement”) by and among the Company, MatlinPatterson and the Other Investors.  Prior to the execution of the Stock Purchase Agreement, MatlinPatterson owned approximately 71.7% of the outstanding Common Stock of the Company.  Each of the Other Investors are senior officers of Broadpoint Securities, Inc.

On March 14, 2008, the Board of Directors of the Company appointed Mr. Robert I. Turner Chief Financial Officer effective March 31, 2008.  C. Brian Coad, the Company’s current Chief Financial Officer, will continue as the Company’s Chief Financial Officer until that time, at which point Mr. Coad has informed the Company that he will leave the Company.

In connection with Mr. Turner’s appointment, the Company entered into a letter agreement and a non-compete and non-solicit agreement with him.

On March 14, 2008, the Company entered into a severance agreement with Mr. Coad that provides for the termination of Mr. Coad’s employment with the Company on March 31, 2008.

Broadpoint Securities Group, Inc.
SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands of dollars, except per share data)

	2007 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$12,084	$11,411	$10,453	$13,163
Interest expense	1,062	1,610	1,770	2,585
Net revenues	11,022	9,801	8,683	10,578
Total expenses (excluding interest)	17,437	15,578	18,548	20,146
Loss before income taxes	(6,415)	(5,777)	(9,865)	(9,568)
Income tax expense (benefit)	(357)	(146)	(2,966)	(1,234)
Loss from continuing operations	(6,058)	(5,631)	(6,899)	(8,334)
Income (loss) from discontinued operations, net of taxes	1,596	654	5,224	(14)
Loss before cumulative effect of an accounting change	(4,462)	(4,977)	(1,675)	(8,348)
Cumulative effect of an accounting change, net of taxes	-	-	-	-
Net loss	$(4,462)	$(4,977)	$(1,675)	$(8,348)
Net income (loss) per common and common equivalent share
Basic
Continuing operations	$(0.39)	$(0.36)	$(0.34)	$(0.14)
Discontinued operations	0.10	0.04	0.26	0.00
Cumulative effect of an accounting change	-	-	-	-
Net income (loss)	$(0.29)	$(0.32)	$(0.08)	$(0.14)
Dilutive
Continuing operations	$(0.39)	$(0.36)	$(0.34)	$(0.14)
Discontinued operations	0.10	0.04	0.26	0.00
Cumulative effect of an accounting change	-	-	-	-
Net income (loss)	$(0.29)	$(0.32)	$(0.08)	$(0.14)

The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Broadpoint Securities Group, Inc.
SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands of dollars, except per share data)

	2006 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$19,019	$32,329	$12,572	$17,386
Interest expense	2,609	2,196	1,687	1,925
Net revenues	16,410	30,133	10,885	15,461
Total expenses (excluding interest)	29,763	35,532	24,184	30,850
Loss before income taxes	(13,353)	(5,399)	(13,299)	(15,389)
Income tax expense	(55)	53	(71)	(755)
Loss from continuing operations	(13,298)	(5,452)	(13,228)	(14,634)
Income (loss) from discontinued operations, net of taxes	653	(722)	802	1,471
Loss before cumulative effect of an accounting change	(12,645)	(6,174)	(12,426)	(13,163)
Cumulative effect of an accounting change, net of taxes	427	-	-	-
Net loss	$(12,218)	$(6,174)	$(12,426)	$(13,163)
Net income (loss) per common and common equivalent share
Basic
Continuing operations	$(0.86)	$(0.35)	$(0.89)	$(0.98)
Discontinued operations	0.04	(0.05)	0.06	0.10
Cumulative effect of an accounting change	0.03	-	-	-
Net income (loss)	$(0.79)	$(0.40)	$(0.83)	$(0.88)
Dilutive
Continuing operations	$(0.86)	$(0.35)	$(0.89)	$(0.98)
Discontinued operations	0.04	(0.05)	0.06	0.10
Cumulative effect of an accounting change	0.03	-	-	-
Net income (loss)	$(0.79)	$(0.40)	$(0.83)	$(0.88)

The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Broadpoint Securities Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation we have concluded that Broadpoint Securities Group, Inc.’s internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited Broadpoint Securities Group, Inc.’s consolidated financial statements included herein, expresses an opinion on the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which is set forth in Part II, Item 8 hereof.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item with respect to our directors, our executive officers, our Audit Committee and Audit Committee financial expert, our compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics for senior officers will be contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held in 2008. Such information is incorporated herein by reference.

Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and Principal Accounting Officer. You can find our Code of Business Conduct and Ethics on our internet site, www.broadpointsecurities.com. We will post any amendments to the Code of Business Conduct and Ethics and waivers that are required to be disclosed by the rules of either the SEC or The NASDAQ Global Market on our internet site.

Item 11.  Executive Compensation

The information required by this item will be contained under the caption "Compensation of Executive Officers", "Director Compensation for Fiscal Year 2007", "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation Committee Report" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held in 2008.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" and “Equity Compensation Plan Information” in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held in 2008.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held in 2008.  Such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information with respect to fees and services related to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approved policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Shareholders of Broadpoint Securities Group, Inc. to be held in 2008, and are incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedule

(a) (1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Statements of Operations for the Years
Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Financial Condition
as of December 31, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity
and Temporary Capital for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(a) (2) The following financial statement schedule for the periods 2007, 2006 and 2005 are submitted herewith:

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)	(3) Exhibits included herein

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation as Amended to date, furnished herewith.

3.2	Amended and Restated Bylaws, furnished herewith.

4.1	Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353).

4.2
Rights Agreement dated as of March 30, 1998 between First Albany Companies Inc. and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A12G filed March 30, 1998 and incorporated herein by reference thereto).

4.3
Amendment No. 1 to the Rights Agreement dated as of May 14, 2007 by and between First Albany Companies Inc. and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed May 18, 2007 and incorporated herein by reference thereto).

4.4
Registration Rights Agreement, dated as of September 21, 2007, by and among First Albany Companies Inc., MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine.  (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 27, 2007 and  incorporated herein by reference thereto).

4.5
Amendment no. 1 to Registration Rights Agreement dated as of March 4, 2008 by and among the Company, MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).

4.6
Registration Rights Agreement dated March 4, 2008 by and among the Company, Mast Credit Opportunities Master Fund Limited and each person or entity that subsequently becomes party to the agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).

10.1†
First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees effective January 1, 2005 (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 5, 2005 and incorporated herein by reference thereto).

10.2
Master Equipment Lease Agreement dated September 25, 1996, between First Albany Companies Inc. and KeyCorp Leasing Ltd. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 27, 1997 and incorporated herein by reference thereto.)

10.3†
First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed March 24, 2005 and incorporated herein by reference thereto).

10.4†
First Albany Companies Inc. Senior Management Bonus Plan effective January 1, 2003 (filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2003 and incorporated herein by reference thereto)

10.5†
First Albany Companies Inc. 2001 Long Term Incentive Plan dated October 18, 2001 (filed as Exhibit 99.A to the Company’s Registration Statement on form S-8 filed July 31, 2002 (File No. 333-97467) and incorporated herein by reference thereto).

10.6†
First Albany Companies Inc. 2003 Non-Employee Directors Stock Plan effective March 10, 2003 (filed as Exhibit 10 to the Company’s Registration Statement on Form S-8 filed June 2, 2003 (File No. 333-105772) to Form S-8) and incorporated herein by reference thereto).

10.7
First Albany Companies Inc. $10,000,000 8.5% Senior Notes, due 2010 Note Purchase Agreement, dated June 13, 2003 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 12, 2004 and incorporated herein by reference thereto).

10.8
Stock Purchase Agreement by and among certain Shareholders of Descap Securities, Inc. and First Albany Companies Inc. dated February 18, 2004 (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 and incorporated herein by reference thereto).

10.9
Loan Agreement dated February 18, 2004 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 and incorporated herein by reference thereto).

10.10
First Amendment to Loan Agreement dated May 14, 2004 between First Albany Companies Inc. and Key Bank National Association  (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference thereto).

10.11
Second Amendment to Loan Agreement dated November 2, 2004 between First Albany Companies Inc. and Key Bank National Association  (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference thereto).

10.12
Third Amendment to Loan Agreement dated June 30, 2005 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005 and incorporated herein by reference thereto)

10.13
Loan Agreement dated December 30, 2005, between First Albany Companies, Inc. and KeyBank National Association (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference thereto).

10.14
Promissory Note dated December 30, 2005, between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference thereto).

10.15
Loan Agreement dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference thereto).

10.16
Promissory Note dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference thereto).

10.17
Acceptable Securities Pledge and Security Agreement dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference thereto).

10.18
Negative Pledge agreement dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference thereto).

10.19
Pledge Agreement-Deposit Account dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference thereto).

10.20
Springing Pledge and Security Agreement dated March 14, 2006 between First Albany Companies Inc. and KeyBank National Association (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference thereto).

10.21
Stock Purchase Agreement by and among First Albany Companies Inc. and certain purchasers in a private placement, dated February 29, 2004 (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 and incorporated herein by reference thereto).

10.22†
Form of Restricted Stock Agreement – Cliff Vesting - pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed November 09, 2004 and incorporated herein by reference thereto).

10.23†
Form of Restricted Stock Agreement – 3 Year Vesting - pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed November 09, 2004 and incorporated herein by reference thereto).

10.24†
Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006 and incorporated herein by reference thereto).

10.25
Sub-Lease Agreement, dated August 12, 2007 by and between Columbia 677, L.L.C. and First Albany Companies Inc. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 15, 2005 and incorporated herein by reference thereto).

10.26
Amendment to Sub-Lease Agreement dated October 11, 2004 by and between Columbia 677, L.L.C. and First Albany Companies Inc. (filed as Exhibit 10.25a to the Company’s Annual Report on Form 10-K filed March 15, 2005 and incorporated herein by reference thereto).

10.27
Third Amendment to Sub-lease Agreement dated September 29, 2006 by and between Columbia 677, L.L.C. and First Albany Companies Inc. (filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2006 and incorporated herein by reference thereto).

10.28†
First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees effective January 1, 2005 (filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-8 filed January 10, 2005 (File No. 333-121928) and incorporated herein by reference thereto).

10.29†
First Albany Companies Inc. Restricted Stock Inducement Plan for Descap Employees dated April 27, 2004 (filed as Exhibit 99.A to the Company’s Registration Statement on Form S-8 filed May 05, 2005 (File No. 333-124648) and incorporated herein by reference thereto).

10.30
Agreement of Sublease dated April 6, 2005 between Deutsche Bank AG, New York Branch and First Albany Capital Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2005 and incorporated herein by reference thereto).

10.31
Amendment to Agreement of Sublease dated May 18, 2005 between Deutsche Bank AG, New York Branch and First Albany Capital Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 23, 2005 and incorporated herein by reference thereto).

10.32
Agreement dated April 28, 2006 between First Albany Companies Inc. and Lehman Brothers Holdings Inc. (filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006 and incorporated herein by reference thereto).

10.33
Surrender of Sublease Agreement dated April 28, 2006 between First Albany Companies Inc.  and Deutsche Bank AG. (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006 and incorporated herein by reference thereto).

10.34†
Employment Agreement dated June 30, 2006 between First Albany Companies Inc. and Peter McNierney (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto).

10.35†
Restricted Share Award Agreement dated June 30, 2006 between First Albany Companies Inc. and Peter McNierney (filed as an Exhibit 99.4 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto).

10.36†
Employment Agreement dated as of June 30, 2006 between First Albany Companies Inc. and Allan P. Goldberg (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto)

10.37†
Employment Agreement dated as of June 30, 2006 between First Albany Companies Inc. and Brian Coad (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto).

10.38†
Restricted Share Award Agreement dated June 30, 2006 between First Albany Companies Inc. and Brian Coad (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto).

10.39†	Form of Employee Retention Agreement (filed as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2006 and incorporated herein by reference thereto).

10.40†
Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 2003 Non-Employee Directors’ Stock Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2006 and incorporated herein by reference thereto.)

10.41
Asset Purchase Agreement dated as of March 6, 2007 among DEPFA BANK plc, First Albany Capital Inc., and First Albany Companies Inc. (filed as Exhibit 10.29 to the Company’s Current Report on Form 10-Q filed May 10, 2007 and incorporated herein by reference thereto).

10.42
Investment Agreement dated as of May 14, 2007 between First Albany Companies Inc. and MatlinPatterson FA Acquisition LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2007 and incorporated herein by reference thereto).

10.43
Notice and Waiver Letter Agreement dated as of July 25, 2007 by and among First Albany Companies Inc., First Albany Capital Inc. and DEPFA BANK plc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 31, 2007 and incorporated herein by reference thereto).

10.44
Notice and Waiver Letter Agreement dated as of July 25, 2007 by and among DEPFA BANK plc, First Albany Companies Inc. and First Albany Capital Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 31, 2007 and incorporated herein by reference thereto).

10.45
Letter Agreement dated as of August 6, 2007 by and among KeyBank National Association, Key Equipment Finance Inc. f/k/a KeyCorp Leasing Ltd. and First Albany Companies Inc. (filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).

10.46†
Non-Compete and Non-Solicit Agreement dated May 12, 2007 between  First Albany Companies Inc. and C. Brian Coad (filed as exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).

10.47†
Addendum dated May 13, 2007 to the Letter Agreement dated May 12, 2007 between First Albany Companies Inc. and C. Brian Coad (filed as exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).

10.48†
Letter Agreement dated April 27, 2007 between MatlinPatterson Global Advisors LLC and an C. Brian Coad (filed as exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).

10.49†
Employment Agreement dated as of May 15, 2007 by and between First Albany Companies Inc. and Peter McNierney (filed as exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).

10.50†
First Albany Companies Inc. 2007 Incentive Compensation Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed September 21, 2007 and incorporated herein by reference thereto).

10.51
Co-Investor Joinder Agreement dated as of September 21, 2007 by and among First Albany Companies, MatlinPatterson FA Acquisition LLC and Robert M. Tirschwell (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).

10.52
Co-Investor Joinder Agreement dated as of September 21, 2007 by and among First Albany Companies, MatlinPatterson FA Acquisition LLC and Robert M. Fine (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).

10.53†	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).

10.54†
Employment Agreement dated as of September 21, 2007 by and between First Albany Companies Inc. and Lee Fensterstock. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).

10.55
License Agreement dated September 14, 2007 by and between DEPFA First Albany Securities LLC and First Albany Companies Inc. (filed as Appendix C to the Company’s Preliminary Proxy Statement on Schedule 14A filed on October 11, 2007 and incorporated herein by reference thereto).

10.56
Fifth Amendment to Sub-Lease Agreement dated November 2, 2007 by and between Columbia 677, L.L.C. and First Albany Companies Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2007 and incorporated herein by reference thereto).

10.57	Fully Disclosed Clearing Agreement dated as of January 11, 2008 between Broadpoint Capital, Inc. and Ridge Clearing & Outsourcing Solutions, Inc., filed as an Exhibit herewith.

10.58	Fully Disclosed Clearing Agreement dated as of January 11, 2008, between Broadpoint Securities, Inc. and Ridge Clearing & Outsourcing Solutions, Inc., filed as an Exhibit herewith.

10.59
Asset Purchase Agreement, dated as of January 30, 2008 by and among the Company, Broadpoint Capital, Inc. and BNY Capital Markets, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2008 and incorporated herein by reference thereto).

10.60
Agreement, dated as of February 21, 2008 between Broadpoint Securities Group, Inc. and MatlinPatterson FA Acquisition LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2008 and incorporated herein by reference thereto).

10.61
Fully Disclosed Clearing Agreement dated February 26, 2008 by and between Broadpoint Capital, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2008 and incorporated herein by reference thereto).

10.62
Voting Agreement dated February 29, 2008 by and between the Company and MatlinPatterson FA Acquisition LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 3, 2008 and incorporated herein by reference thereto).

10.63
Stock Purchase Agreement dated March 4, 2008 among the Company, MAST Credit Opportunities I Master Fund Limited, MatlinPatterson FA Acquisition LLC and MAST Capital Management LLC and certain individual investors (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).

10.64†
2007 Incentive Compensation Plan Restricted Stock Units Agreement dated as of March 4, 2008 between the Company and Lee Fensterstock (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).

10.65†
Employment Agreement dated as of March 14, 2008 by and between Broadpoint Securities Group, Inc. and Robert Turner. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated herein by reference thereto).

10.66†
Non-Compete and Non-Solicit Agreement dated as of March 14, 2008 by and between Broadpoint Securities Group, Inc. and Robert Turner. (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated herein by reference thereto).

10.67†
Form of Restricted Stock Unit Agreement between the Company and Robert Turner (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated herein by reference thereto).

10.68†
Severance Agreement dated as of March 14, 2008 by and between Broadpoint Securities Group, Inc. and C. Brian Coad (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated therein by reference thereto).

10.69†	Description of Non-Employee Director Compensation As Set By Board of Directors - Effective September 21, 2007, furnished herewith.

10.70†	Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies Inc. and Patricia Arciero-Craig, furnished herewith.

10.71†	Addendum to Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies Inc. and Patricia Arciero-Craig, furnished herewith.

11	Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8 and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

14	Amended and Restated Code of Business Conduct and Ethics, filed as an Exhibit herewith.

21	Subsidiaries of the Registrant.

23 24	Consent of PriceWaterhouseCoopers LLP. Power of Attorney (included in signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

_________________________________________
† Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b)

BROADPOINT SECURITIES GROUP, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
PERIODS ENDED DECEMBER 31, 2007, DECEMBER 31, 2006
AND DECEMBER 31, 2005

COL. A	COL. B	COL. C	COL. D	COL. E

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Allowance for doubtful accounts – deducted from receivables from customers and receivable from others
Calendar Year 2007	$153,000	$-	$41,000	$112,000
Calendar Year 2006	$11,000	$153,000	$11,000	$153,000
Calendar Year 2005	$-	$11,000	$-	$11,000

Net deferred tax asset valuation allowance
Calendar Year 2007	$21,766,000	$5,237,000	$-	$27,003,000
Calendar Year 2006	$9,233,000	$12,533,000	$-	$21,766,000
Calendar Year 2005	$-	$9,233,000	$-	$9,233,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADPOINT SECURITIES GROUP, INC.

Date: March 25, 2008	By:	/s/ Lee Fensterstock
LEE FENSTERSTOCK
Chief Executive Officer

Power of Attorney

We, the undersigned, hereby severally constitute Lee Fensterstock and Peter McNierney, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	TITLE	DATE

/s/ Lee Fensterstock	Chairman and	March 25, 2008
LEE FENSTERSTOCK	Chief Executive Officer

/s/ Peter J. McNierney	President and Director	March 25, 2008
PETER J. McNIERNEY
Chief Financial Officer
/s/ C. Brian Coad	(Principal Accounting Officer	March 25, 2008
C. BRIAN COAD	and Principal Financial Officer)

/s/ Mark Patterson	Director	March 25, 2008
MARK PATTERSON

/s/ Christopher R. Pechock	Director	March 25, 2008
CHRISTOPHER R. PECHOCK

/s/ Frank Plimpton	Director	March 25, 2008
FRANK PLIMPTON

/s/ George C. McNamee	Director	March 25, 2008
GEORGE C. MCNAMEE

/s/ Wade Nesmith		March 25, 2008
WADE NESMITH	Director

/s/ Dale Kutnick		March 25, 2008
DALE KUTNICK	Director

/s/ Robert Yingling		March 25, 2008
ROBERT YINGLING	Director