Form 10-K/A
period 2007-12-31
BROADPOINT SECURITIES GROUP, INC.
filed 2008-04-11
CIK 782842

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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No  ☒

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
Non-accelerated Filer  ☐ ( Do not check if a smaller reporting company) Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

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

BROADPOINT SECURITIES GROUP, INC.

Explanatory Note

Broadpoint Securities Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A in order to correct a clerical omission of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”). The conformed signature of PriceWaterhouseCoopers LLP was inadvertedly omitted from the  Report of Independent Registered Public Accounting Firm contained at pages 43-44 of Form 10-K.  In addition, a paragraph describing certain litigation involving the Company was inadvertently omitted from Note 12 of the Company’s Consolidated Financial Statements.  The Company is, thus, amending Item 8 of the Form 10-K solely for the purpose of including the aforementioned conformed signature and paragraph.

No other changes are being made to the Financial Statements or other information in Item 8. In addition, no changes are being made pursuant to this amendment to any other item of our Form 10-K other than updating of the Exhibits to include the updated Consent of PriceWaterhouseCoopers LLP and updated Certifications of the Chief Executive and Chief Financial Officers. In accordance with the SEC’s rules applicable to the filing of amendments to Annual Reports on Form 10-K, we are including in this amendment the complete text of Item 8.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data	Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2-3

FINANCIAL STATEMENTS:
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	4

Consolidated Statements of Financial Condition as of December 31, 2007 and 2006	5

Consolidated Statements of Changes in Stockholders’ Equity and Temporary Capital for the Years Ended December 31, 2007, 2006, and 2005	6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	7-8

Notes to Consolidated Financial Statements	9-39

SUPPLEMENTARY DATA:
Selected Quarterly Financial Data (Unaudited)	48

BROADPOINT SECURITIES GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Broadpoint Securities Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Broadpoint Securities Group, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in item 9a.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

BROADPOINT SECURITIES GROUP, INC.

inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
Albany, New York
March 24, 2008

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2007, the Company paid the remaining balance of the term loan of $12.7 million related to the acquisition of Broadpoint Securities pursuant to an agreement (the “Agreement”) entered into on August 6, 2007, with the Company’s lender and lessor (also see Note 9).  The Agreement stated that the lender and the Company acknowledged that they did not agree on the interpretation and or enforcement of each of the parties respective rights under the Loan Agreement and or the Lease, therefore, the parties acknowledged and agreed that neither the lender nor the Company had waived or was waiving any of its rights under the Loan Agreement and/or the Lease except for the waivers and/or modifications.  The Agreement also amended the Company’s obligations under the Loan Agreement with respect to the DEPFA transaction and MatlinPatterson investment transaction. The Company agreed to repay, upon closing of the DEPFA transaction, Loan Agreement obligations equal to 75 percent of the net proceeds received by the Company and upon closing of the MatlinPatterson investment transaction to pay in full the remaining balance of the loan.  On September 14, 2007, upon the close of the DEPFA transaction, the Company made a principal payment of $0.8 million pursuant to the Agreement.  On September 21, 2007, upon the close of the MatlinPatterson investment transaction, the Company paid the remaining $9.8 million balance of the term loan.

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In early 2008, Broadpoint Capital hired Tim O’Connor, and 9 other individuals to form a new capitalization and restructuring group within Broadpoint Capital’s Investment Banking division.  Mr. O’Connor, the new Head of Broadpoint’s Investment Banking Division  and each of the other employees are former employees of Imperial Capital, LLC (“Imperial”).  Upon Broadpoint Capital’s hiring of these employees, Imperial commenced an arbitration proceeding against Broadpoint Capital, Mr. O’Connor, another employee hired by Broadpoint and a former employee of Imperial who is not employed by Broadpoint before the Financial Industry Regulatory Authority (“FINRA”).  In the arbitration, Imperial alleges various causes of action against Broadpoint Capital as well as the individuals based upon alleged violations of restrictive covenants in employee contracts relating to the non-solicitation of employees and clients.  Imperial claims damages in excess of $100 million. Concurrently with the filing of the arbitration proceeding, Imperial sought and obtained a temporary restraining order in New York State Supreme Court, pending the conclusion of the FINRA arbitration hearing, enjoining Broadpoint from disclosing or making use of any confidential information of Imperial, recruiting or hiring any employees of Imperial and seeking or accepting as a client any client of Imperial, except those clients for whom any of the hired individuals had provided services as a registered representative while employed by Imperial.   Broadpoint Capital believes that it has strong defenses to and intends to vigorously defend itself against Imperial’s claims. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

One of the Company’s affiliates, Broadpoint Securities, customers’ securities transactions are cleared through a third party under a clearing agreement.  Under this agreement, the clearing agent executes and settles customer securities transactions, collects margin receivables related to these transactions, monitors the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, requires the customer to deposit additional collateral with them or to reduce positions, if necessary.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of restructuring charges incurred as part of the Plan for the year ended December 31, 2007 follows:

(In thousands of dollars)
Severance	$1,108
Exit Costs	1,019
Asset Impairments	538
Other	33
Total Restructuring Charges	$2,698

NOTE 24.	Subsequent Events

On January 11, 2008, each of our broker-dealer subsidies, Broadpoint Capital, Inc. (“Broadpoint Capital”) and Broadpoint Securities, Inc. (“Broadpoint Securities” and together with Broadpoint Capital, our “Subsidiaries”), entered into a Fully Disclosed Clearing Agreement with Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) whereby Ridge agreed to provide certain execution and clearing services, on a fully disclosed basis, to our Subsidiaries and their customers.  The initial term of Broadpoint Capital’s agreement commences upon approval of the Financial Industry Regulatory Authority and continues for three (3) of the first trade at Broadpoint Capital which has not yet occurred.  The initial term of Broadpoint Securities’ agreement commenced on January 11, 2008 and continues through January 11, 2011.

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

Broadpoint Securities Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Notes to Consolidated Financial Statements

(a) (2) The following financial statement schedule for the periods 2007, 2006 and 2005 are submitted herewith:

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits included herein

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation, as amended to date.

3.2*	Amended and Restated Bylaws.

4.1	Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353).

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

10.4†
First Albany Companies Inc. Senior Management Bonus Plan effective January 1, 2003 (filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2003 and incorporated herein by reference thereto).

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

10.12
Third Amendment to Loan Agreement dated June 30, 2005 between First Albany Companies Inc. and Key Bank National Association (filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005 and incorporated herein by reference thereto).

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

10.57*	Fully Disclosed Clearing Agreement dated as of January 11, 2008 between Broadpoint Capital, Inc. and Ridge Clearing & Outsourcing Solutions, Inc.

10.58*	Fully Disclosed Clearing Agreement dated as of January 11, 2008, between Broadpoint Securities, Inc. and Ridge Clearing & Outsourcing Solutions, Inc.

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

10.69†*	Description of Non-Employee Director Compensation As Set By Board of Directors - Effective September 21, 2007.

10.70†*	Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies, Inc. and Patricia Arciero-Craig.

10.71†*	Addendum to Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies, Inc. and Patricia Arciero-Craig.

11	Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8 and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

14*	Amended and Restated Code of Business Conduct and Ethics.

21*	Subsidiaries of the Registrant.

23*	Consent of PriceWaterhouseCoopers LLP.

24*	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith.

_________________________________________
† Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b)
* Previously filed as Exhibits to the Company’s Annual Report on Form 10-K filed on March 28, 2008

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

BROADPOINT SECURITIES GROUP, INC.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADPOINT SECURITIES GROUP, INC.

Date: April 11, 2008	By:	/s/ Lee Fensterstock
LEE FENSTERSTOCK
Chief Executive Officer