Form 10-Q
period 2008-03-31
BROADPOINT SECURITIES GROUP, INC.
filed 2008-05-15
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008
- or -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                     to
Commission file number 014140

BROADPOINT SECURITIES GROUP, I N C.
(Exact name of registrant as specified in its charter)

New York	22-2655804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Penn Plaza, New York, New York	10119

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 273-7100

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
69,636,555 shares of Common Stock were outstanding as of the close of business on April 21, 2008

BROADPOINT SECURITIES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

BROADPOINT SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
Part I — Financial Information
Item 1. Financial Statements

(In thousands of dollars, except for per share amounts and shares outstanding)	March 31	December 31
As of	2008	2007

Assets
Cash and cash equivalents	$8,894	$31,747
Cash and securities segregated for regulatory purposes	1,200	1,650
Receivables from:
Related party receivable	375	—
Brokers, dealers and clearing agencies	1,946	2,921
Customers	—	3,239
Others	3,355	4,917
Securities owned	277,144	190,456
Investments	16,860	16,913
Office equipment and leasehold improvements, net	2,291	2,292
Intangible assets, including goodwill	18,336	17,809
Other assets	6,946	2,239

Total Assets	$337,347	$274,183

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing agencies	$128,046	$88,565
Customers	264	23
Others	3,083	2,937
Securities sold, but not yet purchased	89,124	75,180
Accounts payable	3,094	2,918
Accrued compensation	10,243	13,214
Accrued expenses	6,312	5,882
Income taxes payable	131	131

Total Liabilities	240,297	188,850

Commitments and Contingencies
Temporary capital	104	104
Subordinated debt	2,962	2,962

Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 1,500,000 shares; none issued Common stock; $.01 par value; authorized 100,000,000 shares; issued 71,333,303 and 59,655,940 respectively	713	596
Additional paid-in capital	224,501	203,653
Deferred compensation	1,583	1,583
Accumulated deficit	(129,943)	(120,700)
Treasury stock, at cost (1,696,747 shares and 1,757,681 shares respectively)	(2,870)	(2,865)

Total Stockholders’ Equity	93,984	82,267

Total Liabilities and Stockholders’ Equity	$337,347	$274,183

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31
(In thousands of dollars except for per share amounts and shares outstanding)	2008	2007

Revenues:
Commissions	$280	$1,748
Principal transactions	13,938	5,712
Investment banking	295	2,558
Investment banking revenue from affiliate	375	—
Investment gains	75	239
Interest	4,675	1,378
Fees and other	524	449

Total revenues	20,162	12,084
Interest expense	2,819	1,062

Net revenues	17,343	11,022

Expenses (excluding interest):
Compensation and benefits	17,304	9,866
Clearing, settlement and brokerage costs	387	1,214
Communications and data processing	1,660	2,196
Occupancy and depreciation	1,557	1,623
Selling	1,071	957
Restructuring	1,194	—
Other	2,645	1,581

Total expenses (excluding interest)	25,818	17,437

Loss before income taxes	(8,475)	(6,415)

Income tax expense/benefit	773	(357)

Loss from continuing operations	(9,248)	(6,058)
Income from discontinued operations, net of taxes (see “Discontinued Operations” note)	5	1,596

Net loss	$(9,243)	$(4,462)

Per share data:
Basic earnings:
Continuing operations	$(0.15)	$(0.39)
Discontinued operations	0.00	0.10

Net loss per share	$(0.15)	$(0.29)

Diluted earnings:
Continuing operations	$(0.15)	$(0.39)
Discontinued operations	0.00	0.10

Net loss per share	$(0.15)	$(0.29)

Weighted average common and common equivalent shares outstanding:
Basic	61,981,848	15,505,922
Dilutive	61,981,848	15,505,922

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31
(In thousands of dollars)	2008	2007

Cash flows from operating activities:
Net loss	$(9,243)	$(4,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407	486
Deferred compensation	—	82
Unrealized investment gains	(1)	(372)
Realized gain on sale of investments	(74)	133
Services provided in exchange for common stock	1,475	1,435
Changes in operating assets and liabilities, net of effects from purchase of the Debt Capital Markets Group:
Cash and securities segregated for regulatory purposes	450	(1,500)
Securities purchased under agreement to resell	—	(1,827)
Net receivables from customers	3,480	1,474
Receivables from affiliate	(375)	—
Securities owned, net	(72,744)	(1,357)
Other assets	(4,624)	(1,364)
Net payable to brokers, dealers and clearing agencies	40,456	(13,065)
Net payables to others	1,567	(51)
Accounts payable and accrued expenses	(2,407)	(24,238)
Income taxes payable, net	—	(131)

Net cash used in operating activities	(41,633)	(44,757)

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(73)	(152)
Payment for purchase of Debt Capital Markets Group	(901)	—
Proceeds from sale of investments	75	62

Net cash (used in) provided by investing activities	(899)	(90)

Cash flows from financing activities:
Proceeds of short-term bank loans, net	—	44,312
Payments of notes payable	—	(715)
Payments of obligations under capitalized leases	—	(374)
Proceeds from issuance of common stock	19,685	—
Payment of expenses for issuance of common stock	(200)	—
Net increase in drafts payable	194	1,409

Net cash provided by financing activities	19,679	44,632

Decrease in cash	(22,853)	(215)
Cash at beginning of the period	31,747	4,192

Cash at the end of the period	$8,894	$3,977

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
   1. Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary for a fair statement of results for such periods. The results for any interim period are not necessarily indicative of those for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007.
   2. Earnings Per Common Share
The Company calculates its basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per share are computed based upon weighted-average shares outstanding. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, unexercised options and any contingently issued shares (see “Temporary Capital” note). The weighted-average shares outstanding as calculated are as follows:

	Three Months Ended
	March 31
	2008	2007

Weighted average shares for basic earnings per share	61,981,848	15,505,922

Effect of dilutive common equivalent shares	—	—

Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	61,981,848	15,505,922

For the three months ended March 31, 2008 and 2007, the Company excluded approximately 0.2 million and 0.3 million common stock equivalents, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. In addition, at March 31, 2008 and March 31, 2007, approximately 0.1 million and 1.1 million shares of restricted stock awards (see “Benefit Plans” note), which are included in shares outstanding, are not included in the basic earnings per share computation because they were not vested as of March 31, 2008 and March 31, 2007, respectively.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
   3. Receivables from and Payables to Brokers, Dealers and Clearing Agencies
Amounts receivable from and payable to brokers, dealers and clearing agencies consist of the following:

	March 31	December 31
(In thousands of dollars)	2008	2007

Adjustment to record securities owned on a trade date basis, net	$191	$88
Securities borrowed	—	—
Securities failed-to-deliver	284	142
Commissions receivable	160	939
Receivable from clearing organizations	1,311	1,752

Total receivables	$1,946	$2,921

Adjustment to record securities owned on a trade date basis, net	$—	$—
Payable to clearing organizations	128,036	84,696
Securities failed-to-receive	10	3,869

Total payables	$128,046	$88,565

Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the unaudited condensed consolidated statements of financial condition.
   4. Receivables from and Payables to Customers
At March 31, 2008, receivables from customers are mainly comprised of the purchase of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from the institutional clients.
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
If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which, as a result, exposes the Company to off-balance-sheet risk. The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent. As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this indemnification. At March 31, 2008, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
   5. Financial Instruments
In September 2006 FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157”) to be implemented by firms whose fiscal year began after November 15, 2007. The company has adopted the provisions of SFAS No. 157 effective January 1, 2008.
SFAS established a framework for measuring fair value and established a fair value hierarchy based on sources of input used to measure the fair value. The fair value hierarchy gives a framework for classifying inputs based on the extent to which they are observable data. SFAS defines the inputs which are broken down into the following three levels for which the financial instruments are classified into:
Level 1: Quoted prices in active markets that the reporting entity has the ability to access at the reporting date, for identical assets or liabilities. Prices are not adjusted for the effects, if any, of the reporting entity holding a large block relative to the overall trading volume (referred to as a “blockage factor”)
Level 2: Directly or indirectly observable prices in active markets for similar assets or liabilities; quoted prices for identical or similar items in markets that are not active; inputs other than quoted prices (e.g., interest rates, yield curves, credit risks, volatilities); or “market corroborated inputs”.
Level 3: Unobservable inputs that reflect management’s own assumptions about the assumptions market participants would make.
Financial instruments are valued at quoted prices where available. Values are obtained from independent pricing service providers. To the extent that the pricing service provider does not provide a value, management values the financial assets and categorizes them as Level 3.
The following table summarizes the categorization of the financial instruments within the fair value hierarchy as of March 31, 2008:

(in thousands of dollars)	Assets at Fair Value
	Level 1	Level 2	Level 3	Total

Cash Instruments	$10,094	$—	$—	$10,094
Securities Owned		157,498	119,646	277,144
Investments	—	—	16,860	16,860

Total Financial Assets At Fair Value	$10,094	$157,498	$136,506	$304,098

(in thousands of dollars)	Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total

Securities Sold But Not Yet Purchased	$—	$89,124	$—	$89,124

Total Financial Liabilities At Fair Value	$—	$89,124	$—	$89,124

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For certain financial assets that the company owned at March 31, 2008, the pricing service that the Company subscribes to, did not provide a value. These financial assets have been classified as Level 3 since they were valued by the Company. Values were obtained for these financial instruments by either using bids that were received on the last day of the month, using spreads to the yield curve on similar offered financial assets, or by comparing spreads to similar financial assets that traded and had been priced through an independent pricing source.
The following table discloses the summary of changes of the Company’s Level 3 financial instruments:

(In thousands of dollars)	Investments

Balance, December 31, 2007	$16,913
Purchases, Sales , and Fees	(136)
Principal Paydowns	—
Total Gains/(Losses) (Realized and Unrealized)	75
Increase in consolidated EIF	8

Balance, March 31, 2008	$16,860

Changes in Unrealized Gains/(Losses) on Instruments Held at March 31, 2008	$1
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective on January 1, 2008 for the Company. The Company did not make any elections for fair value treatment under SFAS No. 159.
   6. Securities Owned and Sold, but Not Yet Purchased
Securities owned and sold, but not yet purchased consisted of the following at:

(In thousands of dollars)	March 31, 2008		December 31, 2007
		Sold, but		Sold, but
		not yet		not yet
	Owned	Purchased	Owned	Purchased

Marketable Securities
U.S. Government and federal agency obligations	$178,006	$84,421	$137,771	$75,081
State and municipal bonds	6	1	6	1
Corporate obligations	97,131	4,700	48,481	—
Corporate stocks	1,027	2	3,249	98
Options	—	—	—	—
Not Readily Marketable Securities
Securities with no publicly quoted market	672	—	659	—
Securities subject to restrictions	302	—	290	—

Total	$277,144	$89,124	$190,456	$75,180

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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
   7. Intangible Assets, Including Goodwill

	March 31	December 31
(In thousands of dollars)	2008	2007

Intangible assets
Customer related (amortizable):
Broadpoint Securities, Inc. — Acquisition	$641	$641
Accumulated amortization	(210)	(196)
Broadpoint Debt Capital Markets — Acquisition	550	—
Accumulated amortization	(9)	—

Total Customer related (amortizable)	972	445

Goodwill (unamortizable):
Broadpoint Securities, Inc. — Acquisition	17,364	17,364

Total Intangible Assets	$18,336	$17,809

Customer related intangible assets are being amortized over 5 and 12 years. Future amortization expense is estimated as follows:

(In thousands of dollars)

2008 (remaining)	$122
2009	163
2010	163
2011	163
2012	163
2013	71
Thereafter	127

Total	$972

   8. Investments
The Company’s investment portfolio includes interests in privately held companies. Information regarding these investments has been aggregated and is presented below.

	March 31	December 31
(In thousands of dollars)	2008	2007

Carrying Value
Privately held companies	$15,375	$15,436
Consolidation of Employee Investment Funds, net of Company’s ownership interest	1,485	1,477

Total carrying value	$16,860	$16,913

Investment gains were comprised of the following:

	Three Months Ended
	March 31
(In thousands of dollars)	2008	2007

Privately held companies (net realized and unrealized gains and losses)	$75	$239

Investment gains	$75	$239

Investments in privately held companies include an investment of $14.9 million in FA Technology Ventures L.P. (the “Partnership”), which represented the Company’s maximum exposure to loss in the Partnership at March 31, 2008. The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
venture capital. At March 31, 2008, total Partnership capital for all investors in the Partnership equaled $58.9 million. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these financial statements, but has only recorded the fair value of its investment. FA Technology Ventures Corporation (“FATV”), a wholly-owned subsidiary, is the investment advisor to the Partnership. Revenues derived from the management of this investment and the Employee Investment Funds (as defined below) for the three-month period ended March 31, 2008 and 2007 were $0.2 million and $0.3 million in consolidation, respectively.
The Company has consolidated its Employee Investment Funds (EIF). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company’s carrying value of the EIF is $0.1 million excluding the effects of consolidation. The Company has outstanding loans of $0.3 million from the EIF and is also committed to loan an additional $0.2 million to the EIF. The effect of consolidation was to increase Investments by $0.1 million, decrease Receivable from Others by $1.5 million and increase payable to others by $1.2 million. The amounts in payable to others relates to the value of the EIF owned by employees.
   9. Payables to Others
Amounts payable to others consisted of the following at:

	March 31	December 31
(In thousands of dollars)	2008	2007

Drafts payable	$367	$173
Payable to Employees for the Employee Investment Funds (see “Investments” footnote)	1,205	1,158
Payable to Sellers of Descap Securities, Inc. (see “Commitments and Contingencies” footnote)	1,036	1,036
Others	475	570

Total	$3,083	$2,937

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
   10. Commitments and Contingencies
Commitments: As of March 31, 2008, the Company had a commitment to invest up to an additional $1.3 million in FA Technology Ventures, LP (the “Partnership”). The investment period expired in July 2006, however, the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

BROADPOINT SECURITIES GROUP, INC.
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
As of March 31, 2008, the Company had an additional commitment to invest up to $0.1 million in funds that invest in parallel with the Partnership, which it intends to fund, at least in part, through current and future Employee Investment Funds (EIF). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company through operating cash flow.
Contingent Consideration: On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities Inc., now known as Broadpoint Securities Inc. “Broadpoint Securities”, a New York-based broker-dealer and investment bank. Per the stock purchase agreement, the sellers can receive future contingent consideration based on the following: For each of the three years ending May 31, 2005, May 31, 2006 and May 31, 2007, if Broadpoint Securities’ Pre-Tax Net Income (exclusive of certain intercompany charges, as defined) (i) is greater than $10 million. The Company shall pay to the sellers an aggregate amount equal to fifty percent (50%) of Broadpoint Securities’ Pre-Tax Net Income for such period or (ii) is equal to or less than $10 million, the Company shall pay them an aggregate amount equal to forty percent (40%) of Broadpoint Securities’ Pre-Tax Net Income for such period.
On September 14, 2007, the Company completed the asset sale agreement with DEPFA Bank plc (“DEPFA”) for the sale of the Municipal Capital Markets Group of the Company’s subsidiary, Broadpoint Capital, in connection with which the Company recognized a pre-tax gain on sale in the amount of $7.9 million. Pursuant to the asset purchase agreement, the Company was required to deliver an estimate of the accrued bonuses at closing and a final accrued bonus calculation thirty days following closing. The Company accrued the bonus consistent with the asset purchase agreement. All items arising from the sale of the Municipal Capital Markets Group were reflected in the Gain on Sale of Discontinued Operations. This includes the closing bonuses paid to employees and the reversal of restricted stock and deferred cash amortization as a result of the employees’ termination of employment. On October 30, 2007, DEPFA provided the Company notice that it was exercising its option pursuant to the agreement to appoint an independent accounting firm to conduct a special audit of the final accrued bonus amount. Although there can be no assurance as to the eventual outcome of this special audit, the Company believes that it has appropriately calculated and accounted for the accrued bonus.
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
On November 2, 2007, the Company entered into a Fifth Amendment to Sub-Lease Agreement (the “Amendment”) with Columbia 677, L.L.C. (the “Landlord”) pursuant to which the Company’s Sub-lease-Agreement with the Landlord dated August 12, 2003 concerning the lease of certain space in the building located at 677 Broadway, Albany, New York (the “Albany Premises”) was amended. The Amendment provided that the Company was to surrender a total of 15,358 square feet (the “Surrender Premises”) of the Albany Premises, a portion at a time, on or before three surrender dates: November 15, 2007, December 15, 2007 and April 1, 2008. If the Company failed to vacate the portion of the Surrender Premises on the applicable surrender dates, it would owe the Landlord $1,667 for each day of such failure. The Company failed to vacate 1,398 square feet of the surrender premises by April 1, 2008 and as a result began to incur the daily fee on such date. The Company vacated such portion of the surrender premises on April 25, 2008 for which the Company will pay the Landlord approximately $42,000. In consideration of the Landlord agreeing to the surrender of the Surrender Premises, the Amendment provides that the Company shall pay the Landlord a surrender fee equal to $1,050,000 payable in three installments, all of which have been paid as of March 31, 2008.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future minimum annual lease payments, and sublease rental income, are as follows:

	Future
	Minimum	Sublease
	Lease	Rental	Net Lease
(In thousands of dollars)	Payments	Income	Payments

2008 (remaining)	$4,086	$844	$3,242
2009	2,441	169	2,272
2010	2,280	158	2,122
2011	2,325	100	2,225
2012	2,245	100	2,145
2013	2,119	91	2,028
Thereafter	1,823	0	1,823

Total	$17,319	$1,462	$15,857

Litigation
In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”). The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The plaintiffs’ claims have now been referred back to the Bankruptcy Court for such consideration. Discovery is currently underway. The Company believes that it has strong defenses and intends to vigorously defend itself against the plaintiffs’ claims, and believes that the claims lack merit. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.
In early 2008, Broadpoint Capital hired Tim O’Connor, and 9 other individuals to form a new capitalization and restructuring group within Broadpoint Capital’s Investment Banking division. Mr. O’Connor, the new Head of Broadpoint Capital’s Investment Banking Division and each of the other employees are former employees of Imperial Capital, LLC (“Imperial”). Upon Broadpoint Capital’s hiring of these employees, Imperial commenced an arbitration proceeding against Broadpoint Capital, Mr. O’Connor, another employee hired by Broadpoint Capital and a former employee of Imperial who is not employed by Broadpoint Capital before the Financial Industry Regulatory Authority (“FINRA”). In the arbitration, Imperial alleges various causes of action against Broadpoint Capital as well as the individuals based upon alleged violations of restrictive covenants in employee contracts relating to the non-solicitation of employees and clients. Imperial claims damages in excess of $100 million. Concurrently with the filing of the arbitration proceeding, Imperial sought and obtained a temporary restraining order in New York State Supreme Court, pending the conclusion of the FINRA arbitration hearing, enjoining Broadpoint from disclosing or making use of any confidential information of Imperial, recruiting or hiring any employees of Imperial and seeking or accepting as a client any client of Imperial, except those clients for whom any of the hired individuals had provided services as a registered representative while employed by Imperial. On April 17, 2008, Broadpoint Capital, the other respondents, and Imperial entered into a Partial Settlement whereby Imperial’s claims for injunctive relief were withdrawn and it was agreed the temporary restraining order would be vacated. Imperial’s remaining claim for damages will be arbitrated before FINRA at a date to be determined. The settlement provides, among other things, for the potential future payment of amounts from Broadpoint to Imperial contingent upon the successful consummation of, or receipt of fees in connection with, certain transactions. Broadpoint Capital believes that it has strong defenses to and intends to vigorously

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
defend itself against Imperial’s remaining claims. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period in which resolved.
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
Other
The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of March 31, 2008, the Company had no outstanding underwriting commitments and had not purchased or sold any securities on a when-issued basis.
   11. Temporary Capital
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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
   12. Subordinated Debt
A select group of management and highly compensated employees are eligible to participate in the Broadpoint Securities Group, Inc. Deferred Compensation Plan for Key Employees (the “Plan”). The employees enter into subordinated loans with Broadpoint Capital to provide for the deferral of compensation and employer allocations under the Plan. The New York Stock Exchange has approved Broadpoint Capital’s subordinated debt agreements related to the Plan. Pursuant to these approvals, these amounts are allowable in Broadpoint Capital’s computation of net capital. The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Plan. Principal debt repayment requirements, which occur on about April 15th of each year, as of March 31, 2008, are as follows:

(In thousands of dollars)

2008 (remaining)	$1,299
2009	465
2010	287
2011	108
2012	208
2013 to 2016	595

Total	$2,962

   13. Stockholders’ Equity
Deferred Compensation and Employee Stock Trust
The Company has adopted or may hereafter adopt various nonqualified deferred compensation plans (the “Plans”) for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company. Plan participants may elect under the Plans to have the value of their Plans Accounts track the performance of one or more investment benchmarks available under the Plans, including Broadpoint Securities Group Common Stock Investment Benchmark, which tracks the performance of Broadpoint Securities Group, Inc. common stock (“Company Stock”). With respect to the Broadpoint Securities Group Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the “Trust”) it has established in connection with meeting its related liability under the Plans. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under its current Plans.
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
Mast Private Placement
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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Registration Rights Agreement
Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of March 4, 2008 (the “Mast Registration Rights Agreement”), with Mast with respect to the shares that Mast purchased in the Private Placement (the “Mast Shares”). Pursuant to the Mast Registration Rights Agreement, the Company was required to file a registration statement within 30 days following March 4, 2008 with the Securities and Exchange Commission for the registration resale of the Mast Shares in an offering on a delayed or continuous basis pursuant to Rule 415 under the Securities Act (the “Mast Shelf Registration”). The Company agreed to bear all of the costs of the Mast Shelf Registration other than underwriting discounts and commissions and certain other expenses. On April 1, 2008, the Company filed a registration statement on Form S-3 for the registration resale of the Mast Shares and, on April 29, 2008, the Company’s registration statement was declared effective.
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
Amendment No. 1 to the Registration Rights Agreement
Concurrently with the execution of the Stock Purchase Agreement, the Company also entered into an Amendment No. 1 to the Registration Rights Agreement, dated as of March 4, 2008 (“Amendment No. 1”), by and among the Company, MatlinPatterson, Robert Fine, Robert Tirschwell (Messrs. Fine and Tirschwell, collectively, the “Other Investors”) which amended the terms of the Registration Rights Agreement, dated as of September 21, 2007 (the “MatlinPatterson Registration Rights Agreement”) by and among the Company, MatlinPatterson and the Other Investors. Prior to the execution of the Stock Purchase Agreement, MatlinPatterson owned approximately 71.7% of the outstanding Common Stock of the Company. Each of the Other Investors are senior officers of Broadpoint Securities, Inc.
   14. Income Taxes
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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a full valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at March 31, 2008 and December 31, 2007. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit of the deferred tax assets will not be realized. In the event actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.
The Company reported a tax expense of approximately $0.8 million and a tax benefit of approximately $0.4 million for the quarters ended March 31, 2008 and 2007 respectively. Included in the first quarter 2008 tax provision are approximately $0.8 million of increases in the gross amount of unrecognized tax benefits related to the current year that, if recognized in the future, would affect the effective tax rate. Included in the first quarter of 2007 tax provision is a $0.4 million tax benefit due to the sale and related discontinuance of the Municipal Capital Markets division. Under the accounting for income tax rules described in FASB Statement No. 109, the Company must record a benefit in continuing operations to offset tax expense recorded in discontinued operations.
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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
   15. Benefit Plans
The Company has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights, restricted stock/restricted stock units, which expire at various times through April 25, 2017. The following is a recap of all plans as of March 31, 2008:

Shares authorized for issuance	17,393,086

Share awards used:
Stock options granted and outstanding	4,267,277
Restricted stock awards granted and unvested	119,292
Restricted stock units granted and unvested	6,023,214
Restricted stock units granted and vested	535,000
Restricted stock units committed not yet granted	1,500,000

Total share awards used	12,444,783

Shares available for future awards	4,948,303

On January 29, 2008, the Board of Directors adopted an amendment to the 2007 Plan, subject to shareholder approval, to increase the maximum number of shares of common stock authorized for issuance under the 2007 Plan by 10,675,000 shares. The increase in shares available will enable the Company, among other things, to award restricted stock units and/or shares of restricted stock to certain new employees in connection with the Company’s hiring of employees of Debt Capital Markets’ Fixed Group. The approval of the amendment is considered perfunctory, therefore the Company is expensing the awards granted to the employees of the Debt Capital Markets’ Group.
For the three-month period ended March 31, 2008, total compensation expense for share based payment arrangements was $1.5 million and the related tax benefit was $0. At March 31, 2008, the total compensation expense related to non-vested awards not yet recognized is $21 million, which is expected to be recognized over the remaining weighted average vesting period of 3.7 years. The amount of cash used to settle equity instruments granted under share based payment arrangements during the three month period ended March 31, 2008 was $0.
The 2007 Incentive Plan “the plan” allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, performance awards, or other stock based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 25 percent of the number of shares issued and outstanding immediately prior to the grant. On January 29, 2008, the Board of Directors adopted an amendment to the plan, subject to shareholder approval, to increase the maximum number of shares of common stock authorized for issuance under the plan to the sum of 10,675,000 shares, subject to adjustment, and 25 percent of the number of shares issued and outstanding immediately prior to the grant of an award.
The restricted stock units committed but not yet granted are based on employment agreements for the Chairman and Chief Executive Officer and the President and Chief Operating Officer. The employment agreements include a set vesting schedule and performance targets yet to be determined.
Options: Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire one to ten years after grant date. Unvested options are typically forfeited upon termination. Option transactions for the three month period ended March 31, 2008, under the plans were as follows:

		Weighted
	Shares Subject	Average Exercise
	to Option	Price

Balance at December 31, 2007	1,035,962	$8.24
Options granted	3,750,000	1.43
Options exercised	—	—
Options terminated	(518,685)	9.29

Balance at March 31, 2008	4,267,277	$2.12

At March 31, 2008, the stock options that were exercisable had a remaining average contractual term of 3.9 years. At March 31, 2008, 4.3 million options outstanding had an intrinsic value of $0.5 million.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about stock options outstanding under the plans at March 31, 2008:

	Outstanding			Exercisable
Exercise			Average		Average
Price		Average Life	Exercise		Exercise
Range	Shares	(years)	Price	Shares	Price

$ 1.43 — $ 1.64	3,850,000	3.99	$ 1.44	1,250,000	$ 1.43
$ 4.61 — $ 6.00	120,001	4.43	5.63	120,001	5.63
$ 6.73 — $13.26	254,571	2.61	8.63	253,738	8.64
$13.35 — $18.70	42,704	2.28	14.66	42,704	14.66

	4,267,276	2.12	$ 2.12	1,666,443	3.17

Restricted Stock Awards/Restricted Stock Units: Restricted stock awards under the plans have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 3-5 years. The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. Restricted stock units are generally subject to forfeiture conditions similar to those of the Company’s restricted stock awards granted under its other stock incentive plans historically. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership. On September 21, 2007, the Company granted 5.0 million restricted stock units valued at the market value of the company’s common stock as of the grant date. Restricted stock awards/Restricted stock units for the period ended March 31, 2008, under the plans were as follows:

		Weighted		Weighted
		Average		Average
		Grant-		Grant Date
	Unvested	Date	Unvested	Fair Value
	Restricted Stock	Restricted	Restricted	Restricted
	Awards	Stock	Stock Units	Stock Unit

Balance at December 31, 2007	87,882	$4.96	4,455,000	1.54
Granted	47,772	1.57	1,830,714	1.70
Vested	(13,090)	4.30	(37,500)	1.69
Forfeited	(3,272)	4.30	(225,000)	1.54

Balance at March 31, 2008	119,292	$3.21	6,023,214	$1.59

The total fair value of awards vested, based on the fair market value of the stock on the vest date, during the three month periods ending March 31, 2008 and 2007 was $0.0 and $1.0 million, respectively.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
   16. Net Capital Requirements
Broadpoint Capital is subject to the net capital requirements of Rule 15c3-1 of the Securities and Exchange Act of 1934 as amended (the “Net Capital Rule”), which requires the maintenance of a minimum net capital. Broadpoint Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater. As of March 31, 2008, Broadpoint Capital had aggregate net capital, as defined, of $13.1 million, which equaled 5,330 percent of aggregate debit balances and $12.1 million in excess of required minimum net capital.
Broadpoint Securities is also subject to the Net Capital Rule which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to the net capital, both as defined, shall not exceed 15:1. The rule also provides that capital may not be withdrawn or cash dividends paid, if the resulting net capital ratio would exceed 10:1. At March 31, 2008, Broadpoint Securities had net capital, as defined, of $21.7 million, which was $21.3 million in excess of its required minimum net capital of $0.3 million. Broadpoint Securities ratio of aggregate indebtedness to net capital was 0.26:1.
   17. Segment Analysis
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
Included in the Company’s Fixed Income business are the following segments: Debt Capital Markets and Broadpoint Securities, Inc.. The Fixed Income business consists of fixed income sales and trading and fixed income investment banking. Fixed Income sales and trading provides trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing fixed income transactions in the following products:
•	Mortgage-Backed and Asset-Backed Securities

•	High Grade Bonds (Investment Grade and Government Bonds)
Fixed Income investment banking generates revenues by providing financial advisory and capital raising services in structuring asset-backed securities.
The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital, and costs related to corporate overhead and support. The Company’s investment portfolio generates revenue from unrealized gains and losses as a result of changes in value of the firm’s investments and realized gains and losses as a result of sales of equity holdings. The Company’s venture capital business generates revenue through the management of and investment in FA Technology Ventures Inc. and other venture capital funds. Restructuring expenses resulted from the Company’s plan announced on October 17, 2007 whereby the Company determined that it will outsource certain of its administrative functions, consolidate certain of such functions in its New York City location, and reduce staff in order to properly size its business consistent with its current level of activity.
During 2007, the Company discontinued its Municipal Capital Markets and Taxable Municipal groups, which were previously included in the fixed income segment. Also in 2007 the Company discontinued the Fixed Income Middle Markets group, which was previously included in the Fixed Income Other segment.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intersegment revenue has been eliminated for purposes of presenting net revenue so that all net revenue presented is from external sources. Interest Income is allocated to the operating segments and is presented net of interest expense for purposes of assessing the performance of the segment.
Information concerning operations in these segments is as follows:

	Three Months Ended
	March 31
(In thousands of dollars)	2008	2007

Net revenue (including net interest income)
Equities	$2,290	$7,281

Fixed Income
Debt Capital Markets	3,860	—
Broadpoint Securities	10,774	2,628

Total Fixed Income	14,634	2,628
Other	419	1,113

Total Net Revenue	$17,343	$11,022

Net interest income (included in total net revenue)
Equities	$—	$(2)

Fixed Income
Debt Capital Markets	186	—
Broadpoint Securities	1,651	(237)

Total Fixed Income	1,837	(237)
Other	19	555

Total Net Interest Income	$1,856	$316

Income/(loss) before income taxes and discontinued operations
Equities	$(4,412)	$(2,385)

Fixed Income
Debt Capital Markets	469	—
Broadpoint Securities	4,592	(448)

Total Fixed Income	5,061	(448)
Other	(9,124)	(3,582)

Income/loss before income taxes and discontinued operations	$(8,475)	$(6,415)

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
The following table reflects revenues for the Company’s major products and services:

	Three Months Ended
	March 31
(In thousands of dollars)	2008	2007

Capital Markets (Fixed Income & Equities)
Net revenue
Institutional Sales & Trading
Equities	$1,815	$5,016
Fixed Income	12,602	2,605

Total Institutional Sales & Trading	14,417	7,621

Investment Banking
Equities	475	2,252
Fixed Income	195	264

Total Investment Banking	670	2,516
Net Interest Income/Other	1,837	(228)

Total Revenues	$16,924	$9,909

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s segments’ financial policies are the same as those described in the “Summary of Significant Accounting Policies” note in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Asset information by segment is not reported since the Company does not produce such information. All assets are primarily located in the United States of America.
   18. Discontinued Operations
On September 14, 2007, the Company completed the asset sale agreement with DEPFAfor the sale of the Municipal Capital Markets Group of the Company’s subsidiary, Broadpoint Capital in connection with which the Company recognized a pre-tax gain on sale in the amount of $7.9 million. In June 2007, the Company closed its Fixed Income Middle Markets group following the departure of the employees of the group. In April 2007, the Company closed its Institutional Convertible Bond Arbitrage Advisory Group after committing to a plan to dispose of the group in September 2006.
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
Amounts reflected in the Consolidated Statements of Operations are presented in the following table:

	Three Months Ended March 31
(In thousands of dollars)	2008	2007

Net revenues
Municipal Capital Markets	$22	$7,654
Fixed Income Middle Markets	—	1,100
Convertible Bond Arbitrage	—	132

Total net revenues	22	8,886

Expenses

Municipal Capital Markets	13	6,067
Fixed Income Middle Markets	—	628
Convertible Bond Arbitrage	—	342
Taxable Fixed Income	—	19
Private Client Group	—	10

Total expenses	13	7,066

Income before income taxes	9	1,820
Income tax expense	4	224

Net Income	$5	$1,596

Municipal Capital Markets
The revenue and expenses for the Municipal Capital Markets division for the three months ended March 31, 2007 and 2008 represents the activity of that operation during that time period. No interest has been allocated to Municipal Capital Markets since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
Fixed Income Middle Markets
The expense of the Fixed Income Middle Markets division for the three months ended March 31, 2007 and 2008 represents the activity of the operations during that time period. No interest has been allocated to Fixed Income Middle Markets since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Convertible Bond Arbitrage Advisory Group
The revenues and expenses of the Institutional Convertible Bond Arbitrage Advisory Group (the “Group”) for the periods above reflect the activity of the operation through March 31, 2007. Prior to closing the division, the Company had allocated interest expense to the Group based on debt identified as being specifically attributed to those operations.
Taxable Fixed Income
The revenue and expense of the Taxable Fixed Income Corporate Bond division for the three months ended March 31, 2007 represents the activity of the operations during that time period. No interest has been allocated to Taxable Fixed Income since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
Private Client Group
The Private Client Group’s expense for the three months ended March 31, 2007 relates primarily to legal matters which were related to the operations prior to its disposal. For the periods presented, interest was not allocated to the Private Client Group. In March 2007, the statute of limitations lapsed related to a tax reserve that was established when the group was sold in 2000 resulting in a $0.1 million income tax benefit for the three months ended March 31, 2007.
   19. Restructuring
On October 17, 2007, the Company announced a plan whereby the Company determined that it will outsource certain of its administrative functions, consolidate certain of such functions in its New York City location, and reduce staff in order to properly size its business consistent with its current levels of activity. In connection with the plan, the Company recognized approximately $1.1 million in 2008 of which $0.7 million relates to termination benefits and $0.4 million is related to occupancy and other expenses. The Company anticipates that it will incur additional restructuring costs related to severance and occupancy as we reduce excess office space in Albany, Boston, and San Francisco and is currently evaluating these costs. The restructuring is anticipated to be completed in 2008.
A summary of restructuring charges incurred as part of the Plan for the period ended March 31, 2008 follows:

(In thousands of dollars)

Severance	$749
Exit Costs	350
Asset Impairments	94
Other	1

Total Restructuring Charges	$1,194

   20. Subsequent Events
On April 10, 2008, Broadpoint Securities, entered into an Amendment to its Fully Disclosed Clearing Agreement (the “Ridge Amendment”) with Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) amending the Fully Disclosed Clearing Agreement, dated January 11, 2008, by and between Broadpoint Securities and Ridge (the “Agreement”). Pursuant to the Ridge Amendment, the parties agreed to (i) delete any exclusivity requirements, (ii) allow for the termination of the Agreement by Broadpoint Securities, without cause, upon at least 30 days prior notice and (iii) delete provisions related to fees associated with termination of the Agreement.
On April 10, 2008, Broadpoint Capital entered into a Termination Agreement (the “Termination Agreement”) with Ridge terminating the Fully Disclosed Clearing Agreement (the “Broadpoint Capital Ridge Clearing

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Agreement”), dated January 11, 2008, by and between Broadpoint Capital and Ridge, whereby Ridge had agreed to provide certain execution and clearing services, on a fully disclosed basis, to Broadpoint Capital and its customers. No termination penalties were incurred by either party, and the parties released each other from any claims or liabilities arising out of or relating to the Broadpoint Capital Ridge Clearing Agreement.
On April 21, 2008, Broadpoint Securities, entered into a Fully Disclosed Clearing Agreement (the “Pershing Clearing Agreement”) with Pershing LLC (“Pershing”) whereby Pershing agreed to provide certain execution and clearing services, on a fully disclosed basis, to Broadpoint Securities and its customers. Subject to the approval of the Financial Industry Regulatory Authority, the term of the Pershing Clearing Agreement commenced on April 21, 2008 and continues until its termination as provided for therein. The Pershing Clearing Agreement may be terminated by either party, including, but not limited to, without cause upon ninety days prior notice.
On April 30, 2008, the Company entered into a Transition Agreement (the “Transition Agreement”) with FATV, FA Technology Holding, LLC (“NewCo”), George C. McNamee (a director of Broadpoint), and certain other employees of FATV (such individuals, collectively, the “FATV Principals”), to effect a restructuring of the investment management arrangements relating to the Partnership, and the formation of FA Technology Ventures III, L.P., a new venture capital fund (“Fund II”). This restructuring will result in FATV ceasing to advise the Partnership and the creation of a new investment advisory company (NewCo). Fund III will be sponsored and managed by NewCo (which is independent of the Company and owned by certain of the FATV Principals) and its subsidiaries. Broadpoint’s Audit Committee approved of the Transactions pursuant to Broadpoint’s Related Party Transactions Policy.
Concurrent with the first closing of Fund III (the “Trigger Date”), FATV will assign all of its rights and interest in the Investment Advisory Agreement in respect of the Partnership (the “Investment Advisory Agreement”) to NewCo, and NewCo will assume all of FATV’s obligations and liabilities thereunder and will indemnify Broadpoint and its affiliates (including FATV) against all claims and liabilities relating to such agreement arising in respect of matters occurring thereafter. FATV will continue to operate consistent with current practice (operations, staffing and expenses) for the purpose of performing its obligations under the Investment Advisory Agreement, and Broadpoint agrees to fund FATV for such operations, through the date that is the earlier to occur of (i) the Trigger Date and (ii) December 31, 2008.
Pursuant to the Transition Agreement, subject to certain conditions, Broadpoint will make a capital commitment of $10 million to Fund III (the “Broadpoint Commitment”) at the closing of Fund III at which the total commitments to Fund III (excluding the Broadpoint Commitment) exceed a threshold amount. If such threshold is not met by June 30, 2008, Broadpoint’s obligation to make the Broadpoint Commitment shall terminate. Broadpoint will also receive an equity interest in the general partner of Fund III, subject to the making of the Broadpoint Commitment. In addition, Broadpoint will have the right to receive additional compensation for capital commitments made to Fund III from certain investors introduced by Broadpoint’s affiliates.
It is also contemplated that, on the Trigger Date, each of the FATV Principals will resign from FATV and/or Broadpoint, as the case may be. Broadpoint has also agreed to assign to NewCo the name “FA Technology.”
On April 30, 2008, Broadpoint Capital sent a notice to the SEC pursuant to Rule 17(a)-11(b)(1) under the Securities Exchange Act of 1934, as amended, to report a temporary spike in the use of its regulatory capital due to higher fixed income inventory levels, and correspondingly greater capital charges, in its Debt Capital Markets division. Broadpoint Capital has since reduced such inventory positions and has taken in additional capital.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the Transactions, Broadpoint also authorized NewCo to use (and assigns to NewCo as of the Trigger Date) the name “FA Technology” as part of its corporate name, subject to Broadpoint’s right to terminate such right in the event of any breach by NewCo of any of its obligations under the Transition Agreement.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
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
Business Overview
Broadpoint Securities Group, Inc. “the Company” is an independent investment bank that serves the growing institutional market and corporate middle market by providing clients with strategic, research-based investment opportunities, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis services. The Company offers a diverse range of products through Broadpoint Capital, Inc.’s Equities division and its new Debt Capital Markets division, as well as Broadpoint Securities, Inc., its mortgage-backed security/asset-backed security trading subsidiary, and FA Technology Ventures Inc., its venture capital subsidiary. The Company, a New York corporation, is traded on The NASDAQ Global Market, which we refer to as NASDAQ, under the symbol “BPSG”. The Company changed its symbol from “FACT” to “BPSG” effective November 12, 2007. The Company operates through three primary business segments: Equities, Fixed Income and Other.
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

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
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
On March 4, 2008, the Company closed a $20 million investment private placement whereby investors purchased approximately 11.6 million shares of common stock from the Company at $1.70 per share. A fund managed by MAST Capital Management, LLC, a Boston-based investment manager that focuses on special situations debt and equity investment opportunities, led the investment purchasing 7.1 million of the approximately 11.6 million shares issued.
RESTRUCTURING
In 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure with its current level of activity. As a result, the Company incurred approximately $1.2 million in restructuring costs during the first quarter of 2008 and incurred $2.8 million in restructuring costs during the fourth quarter of 2007. The plan includes a reduction in IT and operations support headcount, outsourcing the Company’s clearing operations and data center, and eliminating excess office space. The Company anticipates that it will incur additional restructuring costs related to severance and occupancy as we reduce excess office space in Albany, Boston, and San Francisco, and is currently evaluating these costs. The restructuring is anticipated to be completed in 2008.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
Financial Overview
Three Months Ended March 31, 2008
Broadpoint’s 2008 first quarter net revenues from continuing operations were $17.3 million, compared to $11.0 million for the first quarter of 2007. For the first quarter of 2008, the Company reported a loss from continuing operations before income taxes of $8.5 million compared to $6.4 million a year ago. The Company reported a net loss of $9.2 million, or $0.15 per diluted share, for the first quarter of 2008, compared to a net loss of $4.5 million, or $0.29 per diluted share, for the first quarter of 2007.

	Three Months Ended
	March 31
(In thousands of dollars)	2008	2007

Revenues:
Commissions	$280	$1,748
Principal transactions	13,938	5,712
Investment banking	295	2,558
Investment banking revenue from affiliate	375	—
Investment gains (losses)	75	239
Interest	4,675	1,378
Fees and other	524	449

Total revenues	20,162	12,084
Interest expense	2,819	1,062

Net revenues	17,343	11,022

Expenses (excluding interest):
Compensation and benefits	17,304	9,866
Clearing, settlement and brokerage costs	387	1,214
Communications and data processing	1,660	2,196
Occupancy and depreciation	1,557	1,623
Selling	1,071	957
Restructuring	1,194	—
Other	2,645	1,581

Total expenses (excluding interest)	25,818	17,437

Loss before income taxes	(8,475)	(6,415)

Income tax (loss) benefit	773	(357)

Loss from continuing operations	(9,248)	(6,058)
Loss from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	5	1,596

Net loss	$(9,243)	$(4,462)

Net interest income:
Interest income	$4,675	$1,378
Interest expense	2,819	1,062

Net interest income expense	$1,856	$316

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
Net Revenue
Net revenue increased $6.3 million, or 57.4 percent, in the first quarter of 2008 to $17.3 million due primarily to an increase in sales and trading related revenue of $6.8 million, partly offset by a decline in investment banking revenue of $2.1 million. A decrease in equity listed customer transactions resulted in an 84 percent decrease in commission revenue. Principal transaction revenue increased 144 percent compared to the first quarter 2007 as a result of increased net revenues in the Fixed Income division including the addition of the Debt Capital Markets division in March 2008.
Non-Interest Expense
Non-interest expense increased $8.4 million, or 48 percent, to $25.8 million in the first quarter of 2008.
Compensation and benefits expense increased 75 percent, or $7.4 million, to $17.3 million. The increase was the result of an increase in other compensation of 7.0 million offset by a reduction in salary expense of $1.2 million. The increase in other compensation was directly related to an increase in net revenue of 57.0 percent. The decline in salary expense was the result of a reclassification of salary expense to compensation expense in the first quarter of 2008 relating to production compensation.
Clearing, settlement, and brokerage costs of $0.4 million represented a 68 percent decline versus the first quarter of 2007. A decrease in electronic communications network (“ECN”) expense, SEC transaction fee expense and floor brokerage expense in Equities due to lower trading volumes by both the NASDAQ and listed desks drove the variance.
Communications and data processing costs decreased $0.5 million or 24 percent to $1.7 million due to a decrease in data processing costs which is the result of lower trading volumes and more favorable pricing from the firm’s back office vendor, partially offset by increased market data services costs.
Occupancy and depreciation expense decreased 4 percent, or $0.1 million to $1.6 million due to decreases depreciation of $0.1 million.
Selling expense increased 12 percent, to $1.1 million in the first quarter of 2008 due mainly to an increase in travel and entertainment expense and dues and fees expenses.
Other expense increased $1.1 million, or 67 percent, in the first quarter of 2008 due to an increase in legal expense associated with the formation of a new capitalization and restructuring group within the Company’s Investment Banking division.
The Company reported a tax expense of approximately $0.8 million and a tax benefit of approximately $0.4 million for the quarters ended March 31, 2008 and 2007 respectively. Included in the first quarter 2008 tax provision are approximately $0.8 million of increases in the gross amount of unrecognized tax benefits related to the current year that, if recognized in the future, would affect the effective tax rate. Included in the first quarter of 2007 tax provision is a $0.4 million tax benefit due to the sale and related discontinuance of the Municipal Capital Markets division. Under the accounting for income tax rules described in FASB Statement No. 109, the Company must record a benefit in continuing operations to offset tax expense recorded in discontinued operations.
The Company maintains a full valuation allowance against its net deferred tax asset position. The valuation allowance was recorded as a result of uncertainties as to the realization of the deferred tax asset after weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
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

Equities	Three Months Ended March 31,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Sales and Trading	$1,815	$5,016	(64)%
Investment Banking	475	2,252	(79)%
Net Interest / Other	—	13	(100)%

Total Net Revenue	$2,290	$7,281	(69)%

Pre-Tax Contribution	$(4,412)	$(2,385)	(85)%

Q1 2008 vs. Q1 2007
Net revenues in Equities decreased $5.0 million, or 68 percent, to $2.3 million in the first quarter of 2008. In the first quarter 2008, Equities represented 13 percent of consolidated net revenue, excluding the impact of investment gains and losses, compared to 86 percent in the same period in 2007. In Equity Sales and Trading, NASDAQ net revenue was down to $1.5 million and listed net revenue was down to $0.2 million. Both the NASDAQ and listed trading desks continue to experience declines in commission revenue due to declines in customer trading volumes and trading losses from market making activities and the facilitation of customer transactions. Equity Investment Banking net revenues decreased 78.9 percent or $1.8 million versus the same period in the prior year. Advisory and private placement revenue decreased $1.7 million to $0.4 million. Investment Banking had no transactions which were completed in the first quarter 2008 compared to eight transactions in the first quarter of 2007. Profitability was negatively impacted primarily by the decrease in net revenues of $5.0 million, mitigated to a certain extent by decreases in compensation and benefits costs of $0.4 million, clearing, settlement and brokerage charges of $0.2 million, and communication and data processing costs of $1.5 million.

Fixed Income	Three Months Ended March 31,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Sales and Trading	$12,602	$2,605	384%
Investment Banking	195	264	(26)%
Net Interest / Other	1,837	(241)	862%

Total Net Revenue	$14,634	$2,628	457%

Pre-Tax Contribution	$5,061	$(448)	1230%

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
Q1 2008 vs. Q1 2007
Fixed Income net revenue increased 457 percent or $11.8 million, to $14.6 million in the first quarter of 2008. Increases in sales and trading revenue of $10.0 million and net interest/other of $2.1 million overshadowed a decrease in investment banking revenue of $0.1 million. Sales and Trading net revenue increased 384 percent to $12.6 million primarily as a result of increases in net revenue of $3.9 million from the Debt Capital Markets division, which began trading in March 2007, and an increase in Broadpoint Securities sales and trading revenues of $8.1 million. Fixed Income Investment Banking net revenue decreased $0.1 million compared to the same period in 2007 due to a decrease in underwriting activity at Broadpoint Securities. The increase in net revenues led to a positive impact on profitability in pre-tax contribution, which increased $5.5 million compared to the same period in 2007.

Other	Three Months Ended March 31,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Investment Gains / (Losses)	$75	$239	(69)%
Net Interest / Other	344	873	(61)%

Total Net Revenue	$419	$1,112	(62)%

Pre-Tax Contribution	$(9,124)	$(3,582)	(155)%

Q1 2008 vs. Q1 2007
Other net revenue decreased $0.7 million for the first quarter of 2008 compared to the same period in 2007 due primarily to a decrease of $0.5 million in net interest/other related to a decrease in investment advisory fees and a decline in investment gains (losses) of $0.2 million. Profitability was negatively impacted primarily by costs associated with the previously announced restructuring plan and an increase in compensation and benefit expense associated with payments to a former employee under a previously disclosed employment agreement.
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
For the year ended December 31, 2007, the Company was able to substantially improve its liquidity and capital position as a result of the sale of the Municipal Capital Markets Group, the discontinuation of the Fixed Income Middle Markets Group, and the investment by MatlinPatterson. As of March 31, 2008, the Company had cash and cash equivalents of approximately $8.9 million.
On September 14, 2007, the Company completed the asset sale to DEPFA of the Municipal Capital Markets Group in connection with which the Company recognized a pre-tax gain on the sale in the amount of $7.9 million. On September 21, 2007, the Company also closed the investment from MatlinPatterson in which the Company received net proceeds from the sale of common stock of $45.8 million. Pursuant to the Investment Agreement, MatlinPatterson received 41.5 million newly issued shares and two co-investors received a total of 0.5 million newly issued shares which represented approximately 71.7 percent and 0.8 percent, respectively of the issued and outstanding voting power of the Company immediately following the closing of the investment transaction.
On March 4, 2008, the Company closed a $20 million investment private placement whereby investors purchased approximately 11.6 million shares from the Company at $1.70 per share. A fund managed by MAST Capital Management, LLC, a Boston-based investment manager that focuses on special situations debt and equity investment opportunities, led the investment purchasing 7.1 million of the approximately 11.6 million shares issued.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
In 2007, the Company implemented a restructuring plan designed to properly size the Company’s infrastructure with its current levels of activity. As a result, the Company incurred approximately $1.1 million in restructuring costs during the first quarter of 2008, of an estimated $4.6 to $4.8 million in total restructuring costs. The plan includes a reduction in support headcount of approximately 50 percent, outsourcing the Company’s clearing operations and data center management, and reducing non-compensation expenses. The Company anticipates that it will incur additional restructuring costs related to severance and occupancy as we reduce excess office space in Albany, Boston, and San Francisco, and is currently evaluating these costs. The restructuring is anticipated to be completed in 2008.
In connection with the restructuring, on November 2, 2007, the Company entered into a Fifth Amendment to Sub-Lease Agreement (the “Amendment”) with Columbia 677, L.L.C. (the “Landlord”) pursuant to which the Company’s Sub-lease-Agreement with the Landlord dated August 12, 2003 concerning the lease of certain space in the building located at 677 Broadway, Albany, New York (the “Albany Premises”) was amended. The Amendment provides that the Company will surrender a total of 15,358 square feet (the “Surrender Premises”) of the Albany Premises, a portion at a time, on or before three surrender dates: November 15, 2007, December 15, 2007 and April 1, 2008. If the Company failed to vacate the portion of the Surrender Premises on the applicable surrender dates, it would owe the Landlord $1,667 for each day of such failure. The Companyfailed to vacate 1,398 square feet of the surrender premises by April 1, 2008 and as a result began to incur the daily fee on such date. The Company vacated such portion of the surrender premises on April 25, 2008 for which the Company will pay the Landlord approximately $42,000. In consideration of the Landlord agreeing to the surrender of the Surrender Premises, the Amendment provides that the Company shall pay the Landlord a surrender fee equal to $1,050,000 payable in three installments, these installments had all been paid as of March 31, 2008.
Regulatory
As of March 31, 2008, Broadpoint Capital and Broadpoint Securities, , were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of March 31, 2008, Broadpoint Capital had net capital of $13.1 million, which exceeded minimum net capital requirements by $12.1 million, while Broadpoint Securities had net capital of $21.7 million, which exceeded minimum net capital requirements by $21.3 million. Broadpoint Capital is currently reporting the level of its net capital to its FINRA representative on a weekly basis, and has provided these interim reports over the last several years.
The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of March 31, 2008, the Company had no outstanding underwriting commitments and had not purchased or sold any securities on a when-issued basis.
Investments and Commitments
As of March 31, 2008, the Company had a commitment to invest up to an additional $1.3 million in the Partnership. The initial investment period expired in July 2006; however, the general partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from its working capital. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership serve as officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.
The general partner for the Partnership is FATV G.P, LLC (the “General Partner”. The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner are George McNamee, a Director of the Company, Broadpoint Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and other employees of the Company or its subsidiaries. Mr. McNamee is required under the partnership agreement to devote a majority of his business

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
time to the conduct of the affairs of the Partnership and any parallel funds. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company. The General Partner has contracted with FATV to act as its investment advisor.
As of March 31, 2008, the Company had an additional commitment to invest up to $0.1 million in EIF. The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that the portion of the commitment that is not funded by employees through the EIF will be funded by the Company from working capital.
Over the last several years the Company funded much of its operating losses through the sale of its publicly held investments. The Company’s current investment portfolio consists almost entirely of its interest in the Partnership, the General Partner, and the EIF. Such investments are illiquid and the Company may not realize any return on these investments for some time or at all.
Contingent Consideration
On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities, Inc., now known as Broadpoint Securities, a New York-based broker-dealer and investment bank. Per the stock purchase agreement, the sellers can receive future contingent consideration (“Earnout Payment”) based on the following: for each of the years ending May 31, 2005, May 31, 2006 and May 31, 2007, if Broadpoint Securities’ Pre-Tax Net Income (as defined) (i) is greater than $10 million, the Company shall pay to the Sellers an aggregate amount equal to fifty percent (50%) of Broadpoint Securities’ Pre-Tax Net Income for such period, or (ii) is equal to or less than $10 million, the Company shall pay to the Sellers an aggregate amount equal to forty percent (40%) of Broadpoint Securities’ Pre-Tax Net Income for such period. Each Earnout Payment shall be paid in cash, provided that Buyer shall have the right to pay up to seventy-five percent (75%) of each Earnout Payment in the form of shares of Company Stock. The amount of any Earnout Payment that the Company elects to pay in the form of Company stock shall not exceed $3.0 million for any Earnout Period and in no event shall such amounts exceed $6.0 million in the aggregate for all Earnout Payments. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2004 through May 31, 2005, $2.2 million of contingent consideration was paid to the Sellers and from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration has been accrued at March 31, 2008. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2006 to May 31, 2007, no contingent consideration is payable to the sellers for this period . See Note 9 of the Consolidated Financial Statements.
Contingent Liabilities
Pursuant to the asset purchase agreement relating to the sale of the Company’s Municipal Capital Markets Group to DEPFA, the Company was required to deliver an estimate of the accrued bonuses at closing and a final accrued bonus calculation thirty days following closing. The Company accrued the bonuses consistent with the asset purchase agreement. All items arising from the sale of the business were reflected in the Gain on Sale of Discontinued Operations. This includes the closing bonuses paid to employees and the reversal of restricted stock and deferred cash amortization as a result of the employees’ termination of employment. On October 30, 2007, DEPFA, provided the Company notice that it was exercising its option pursuant to the agreement to appoint an independent accounting firm to conduct a special audit of the final accrued bonus amount. Although there can be no assurance as to the eventual outcome of this special audit, the Company believes that it has appropriately calculated and accounted for the accrued bonuses.
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

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
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
Intangible Assets
Intangible assets consist predominantly of customer related intangibles and goodwill related to the acquisitions of Broadpoint Securities and the Debt Capital Markets Group. These intangible assets were allocated to the reporting units within Broadpoint Securities Group, Inc. pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized. The Company reviews its goodwill in order to determine whether its value is impaired on an annual basis. In addition to annual testing, goodwill is also tested for impairment at the time of a triggering event requiring re-evaluation, if one were to occur. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses Income and Market approaches to determine fair value of the reporting unit. The Income approach applies a discounted cash flow analysis based on management’s projections, while the Market approach analyzes and compares the operating performance and financial condition of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As of March 31, 2008, $18.3 million of goodwill and $1.0 million of amortizable customer intangibles have been recorded on Broadpoint Securities Group, Inc.’s financial statements. As a result of annual impairment testing at December 31, 2007, the goodwill related to the acquisition of Broadpoint Securities Inc. was determined not to be impaired.
Tax Valuation Allowance
At March 31, 2008, the Company has valuation allowance against its deferred tax asset. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income. As a result, the Company does not anticipate that the payment of future taxes will have a significant negative impact on its liquidity and capital resources.
OFF-BALANCE SHEET ARRANGMENTS
Information concerning the Company’s off balance sheet arrangements are included in the Contractual Obligations section which follows. Except as set forth in such section, the Company has no off-balance sheet arrangements.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
CONTRACTUAL OBLIGATIONS
The following table sets forth these contractual obligations by fiscal year:

								All
(In thousands of dollars)	Total	2008	2009	2010	2011	2012	Thereafter	Others

Operating leases (net of sublease rental income)(1)	15,857	3,242	2,272	2,122	2,225	2,145	3,851	—
Guaranteed compensation payments (2)	2,150	1,145	1,005	—	—	—	—	—
Restructuring compensation payments (3)	1,319	1,319	—	—	—	—	—	—
Partnership and employee investment funds commitments (4)	1,400	1,400	—	—	—	—	—	—
Subordinated debt (5)	2,962	1,299	465	287	108	208	595	—
Liabilities from unrecognized tax benefits (6)	1,921	—	—	—	—	—	—	1,921

Total	$25,609	$8,405	$3,742	$2,409	$2,333	$2,353	$4,446	$1,921

(1)	The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2015 (see Notes to the unaudited Condensed Consolidated Financial Statements.

(2)	Guaranteed compensation payments primarily include various employment and consulting compensation arrangements.

(3)	Restructuring compensation payments are comprised of various severance agreements.

(4)	The Company has a commitment to invest in FA Technology Ventures L.P. (the “Partnership”) and an additional commitment to invest in funds that invest in parallel with the Partnership (see “Notes to the Consolidated Financial Statements”).

(5)	A select group of management and highly compensated employees are eligible to participate in the Broadpoint Securities Group, Inc. Deferred Compensation Plan for Key Employees (the “Plan”). The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan. The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Plan.

(6)	At March 31, 2008, the Company has a reserve for unrecognized tax benefits including related interest of $1.9 million. The Company is unable at this time to estimate the periods in which potential cash outflows relating to these liabilities would occur because the timing of the cash flows are dependant upon audit by the relevant taxing authorities. The Company does not currently have any tax returns under examination.
NEW ACCOUNTING STANDARDS
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on the consolidated statement of financial condition and results of operations.
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

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date, if applicable (equity securities and other investments with no maturity are being shown in the table under 2008). The amounts shown are net of long and short positions.

(In thousands of dollars)	2008	2009	2010	2011	2012	2013	Thereafter	Total

Fair value of securities Corporate bonds	$16,931	$5,235	$3,008	$930	$1,682	$1	$5,727	$33,514
State and municipal bonds	(1)	1					256	256
US Government and federal agency obligations	1	(141)	2,576	1,447	4,712	(749)	144,658	152,504

Subtotal	16,931	5,095	5,584	2,377	6,394	(748)	150,641	186,274

Equity securities	1,747	—	—	—	—	—	—	1,747
Investments	15,375	—	—	—	—	—	—	15,375

Fair value of securities	$34,053	$5,095	$5,584	$2,377	$6,394	$(748)	$150,641	$203,396

The following is a discussion of the Company’s primary market risk exposures as of March 31, 2008, including a discussion of how those exposures are currently managed.
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
A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net inventory positions. The fair market value of these securities included in the Company’s inventory at March 31, 2008 was $186.3 million and $140.9 million at March 31, 2007. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates. At March 31, 2008, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $8.4 million and at March 31, 2007 it was $8.9 million. The actual risks and results of such adverse effects may differ substantially.
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
Marketable equity securities included in the Company’s inventory, which were recorded at a fair value of $1.7 million in securities owned at March 31, 2008 and $11.5 million in securities owned at March 31, 2007, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by stock exchanges and amounts to $0.2 million at March 31, 2008 and $1.2 million at March 31, 2007. The Company’s investment portfolio excluding the consolidation of the Employee Investment Fund (at March 31, 2008 and 2007, had a fair market value of $15.4 million and $10.9 million, respectively). Equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations and for the Company’s investment portfolio excluding the consolidation of the Employee Investment Funds amounted to $1.5 million at March 31, 2008 and $1.1 million at March 31, 2007. There can be no assurance that the Company’s actual losses due to its equity price risk will not exceed the amounts indicated above. The actual risks and results of such adverse effects may differ substantially.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
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
Broadpoint Securities and the Debt Capital Markets division of Broadpoint Capital, clear customers’ securities transactions through a third party under a clearing agreement. Under these agreements, the clearing agent executes and settles customer securities transactions, collects margin receivables related to these transactions, monitors the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, requires the customer to deposit additional collateral with them or to reduce positions, if necessary.
In the normal course of business Broadpoint Securities and Broadpoint Capital guarantee certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.
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

Item 4.  Controls and Procedures
As of the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company’s internal control over financial reporting occurred during the March 31, 2008 quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II-Other Information
Item 1.  Legal Proceedings
In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”).  The Company acted as placement agent in that sale, and a number of persons who were employees and officers of the Company at that time, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs’ claims have now been referred back to the Bankruptcy Court for such consideration.  Discovery is currently underway.  The Company believes that it has strong defenses and intends to vigorously defend itself against the plaintiffs’ claims, and believes that the claims lack merit.  However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period which resolved.
In early 2008, Broadpoint Capital hired Tim O’Connor, and 9 other individuals to form a new capitalization and restructuring group within Broadpoint Capital’s Investment Banking division. Mr. O’Connor, the new Head of Broadpoint Capital’s Investment Banking Division and each of the other employees are former employees of Imperial Capital, LLC (“Imperial”). Upon Broadpoint Capital’s hiring of these employees, Imperial commenced an arbitration proceeding against Broadpoint Capital, Mr. O’Connor, another employee hired by Broadpoint Capital and a former employee of Imperial who is not employed by Broadpoint Capital before the Financial Industry Regulatory Authority (“FINRA”). In the arbitration, Imperial alleges various causes of action against Broadpoint Capital as well as the individuals based upon alleged violations of restrictive covenants in employee contracts relating to the non-solicitation of employees and clients. Imperial claims damages in excess of $100 million. Concurrently with the filing of the arbitration proceeding, Imperial sought and obtained a temporary restraining order in New York State Supreme Court, pending the conclusion of the FINRA arbitration hearing, enjoining Broadpoint from disclosing or making use of any confidential information of Imperial, recruiting or hiring any employees of Imperial and seeking or accepting as a client any client of Imperial, except those clients for whom any of the hired individuals had provided services as a registered representative while employed by Imperial. On April 17, 2008, Broadpoint Capital, the other respondents, and Imperial entered into a Partial Settlement whereby Imperial’s claims for injunctive relief were withdrawn and it was agreed the temporary restraining order would be vacated. Imperial’s remaining claim for damages will be arbitrated before FINRA at a date to be determined. The settlement provides, among other things, for the potential future payment of amounts from Broadpoint to Imperial contingent upon the successful consummation of, or receipt of fees in connection with, certain transactions. Broadpoint Capital believes that it has strong defenses to and intends to vigorously defend itself against Imperial’s remaining claims. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period in which resolved.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
As reported on our Current Report on Form 8-K on March 6, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with MatlinPatterson, Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”) and certain Individual Investors listed on the signature pages to the Stock Purchase Agreement (the “Individual Investors”, and together with the MatlinPatterson and Mast, the “Investors”) for the issuance and sale of 11,579,592 newly-issued unregistered shares of common stock of the Company, par value $0.01 per share (the “Common Stock”), for an aggregate cash purchase price of approximately $19.7 million (the “Private Placement”). Pursuant to the terms of the Stock Purchase Agreement, the Company issued and sold 11,579,592 shares of common stock of the Company (the “Shares”) to the Investors, with 7,058,824 shares being issued to Mast, 1,594,000 shares being issued to the MatlinPatterson and 2,926,768 shares issued to the Individual Investors.  The Shares were sold for an aggregate purchase price of approximately $19.7 million, with the proceeds from the sale to be used for working capital.
Item 5. Other information
None

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

10.72	Amendment to Fully Disclosed Clearing Agreement dated April 10, 2008 by and between Broadpoint Securities, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2008 and incorporated herein by reference thereto).

10.73	Termination Agreement dated April 10, 2008 by and between Broadpoint Capital, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 16, 2008 and incorporated herein by reference thereto).

10.74	Fully Disclosed Clearing Agreement dated April 21, 2008 by and between Broadpoint Securities, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2008 and incorporated herein by reference thereto).

10.75	Transition Agreement, dated April 30, 2008, by and among Broadpoint Securities Group, Inc., FA Technology Ventures Corporation, FA Technology Holding, LLC, George C. McNamee, Gregory A. Hulecki, Kenneth A. Mabbs, Giri C. Sekhar, John A. Cococcia and Claire Wadlington (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).

10.76	Placement Agent Agreement, dated April 30, 2008, by and between Broadpoint Capital, Inc. and FA Technology Holding, LLC. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).

10.77	Form of Consent, Assignment and Assumption Agreement, to be entered into by FA Technology Ventures Corporation, FA Technology Holding, LLC and FATV GP LLC. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broadpoint Securities Group, Inc.
(Registrant)

Date:	May 15, 2008	/s/ Lee Fensterstock Lee Fensterstock
Chief Executive Officer

Date:	May 15, 2008	/s/ Robert Turner Robert Turner
Chief Financial Officer
(Principal Accounting Officer)