Form 10-Q
period 2008-06-30
BROADPOINT SECURITIES GROUP, INC.
filed 2008-08-14
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2008
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
     Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
75,811,555 shares of Common Stock were outstanding as of the close of business on July 31, 2008

BROADPOINT SECURITIES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

BROADPOINT SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
Part I – Financial Information
Item 1.  Financial Statements

(In thousands of dollars, except for per share amounts and
shares outstanding)	June 30	December 31
As of	2008	2007

Assets
Cash and cash equivalents	$29,212	$31,747
Cash and securities segregated for regulatory purposes	1,000	1,650
Receivables from:
Related party	800	—
Brokers, dealers and clearing agencies	4,350	2,921
Customers	48	3,239
Others	4,616	4,917
Securities owned, at fair value	298,163	190,456
Investments, at fair value	17,150	16,913
Office equipment and leasehold improvements, net	2,310	2,292
Goodwill	17,364	17,364
Intangible assets	1,174	445
Other assets	8,116	2,239

Total Assets	$384,303	$274,183

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing agencies	$130,380	$88,565
Customers	—	23
Others	1,680	2,937
Securities sold, but not yet purchased, at fair value	106,367	75,180
Accounts payable	2,764	2,918
Accrued compensation	16,052	13,214
Accrued expenses	5,585	5,882
Income taxes payable	131	131
Mandatory redeemable preferred stock, net of discount	24,071	—

Total Liabilities	287,030	188,850

Commitments and Contingencies
Temporary capital	—	104
Subordinated Debt	1,662	2,962

Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 1,500,000 shares; issued 1,000,000 (Mandatory Redeemable)
Common stock; $.01 par value; authorized 100,000,000 shares; issued 77,533,303 and 59,655,940 ,respectively; and outstanding 75,786,554 and 57,898,259, respectively	775	596
Additional paid-in capital	227,161	203,653
Deferred compensation	954	1,583
Accumulated deficit	(131,038)	(120,700)
Treasury stock, at cost (1,746,749 shares and 1,757,681 shares, respectively)	(2,241)	(2,865)

Total Stockholders’ Equity	95,611	82,267

Total Liabilities and Stockholders’ Equity	$384,303	$274,183

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands of dollars except for per share
amounts and shares outstanding)	2008	2007	2008	2007

Revenues:
Commissions	$971	$1,262	$1,251	$3,010
Principal transactions	20,739	5,181	34,805	10,893
Investment banking	3,529	2,342	3,824	4,900
Investment banking revenue from related party	5,755	—	6,130	—
Investment gains	290	266	237	505
Interest	3,176	7,283	7,851	8,661
Fees and other	629	451	1,153	900

Total revenues	35,089	16,785	55,251	28,869
Interest expense	1,009	6,985	3,828	8,047

Net revenues	34,080	9,800	51,423	20,822

Expenses (excluding interest):
Compensation and benefits	26,126	9,061	43,279	18,927
Clearing, settlement and brokerage	667	857	1,054	2,071
Communications and data processing	2,239	2,009	3,899	4,205
Occupancy and depreciation	1,549	1,525	3,106	3,148
Selling	1,016	1,013	2,087	1,970
Restructuring	869	—	2,063	—
Other	1,867	1,113	4,663	2,694

Total expenses (excluding interest)	34,333	15,578	60,151	33,015

Loss from continuing operations before income taxes	(253)	(5,778)	(8,728)	(12,193)

Income tax (benefit) expense	763	(146)	1,536	(503)

Income (loss) from continuing operations	(1,016)	(5,632)	(10,264)	(11,690)
Income (loss) from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(79)	654	(74)	2,250

Net loss	$(1,095)	$(4,978)	$(10,338)	$(9,440)

Per share data:
Basic earnings:
Continuing operations	$(.02)	$(0.36)	$(.16)	$(0.75)
Discontinued operations	—	0.04	—	0.15

Net loss	$(.02)	$(0.32)	$(.16)	$(0.60)

Diluted earnings:
Continuing operations	$(.02)	$(0.36)	$(.16)	$(0.75)
Discontinued operations	—	0.04	—	0.15

Net loss	$(.02)	$(0.32)	$(.16)	$(0.60)

Weighted average common and common equivalent shares outstanding:
Basic	70,888,424	15,712,598	65,972,687	15,609,260
Diluted	70,888,424	15,712,598	65,972,687	15,609,260

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended
	June 30
(In thousands of dollars)	2008	2007

Cash flows from operating activities:
Net loss	$(10,338)	$(9,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	763	925
Deferred compensation	—	63
Unrealized investment gains	(298)	(629)
Realized gains (losses) on sale of investments	(75)	124
Services provided in exchange for common stock	3,164	2,139
Changes in operating assets and liabilities, net of effects from purchase of the Debt Capital Markets Group:
Cash and securities segregated for regulatory purposes	650	100
Securities purchased under agreement to resell	—	4,100
Net receivables from customers	3,168	1,048
Receivables from related party	(800)	—
Securities owned	(107,707)	29,027
Other assets	(5,206)	(2,313)
Net payable to brokers, dealers and clearing agencies	40,386	(21,131)
Net payables to others	(956)	878
Securities sold, but not yet purchased	31,187	9,580
Accounts payable and accrued expenses	2,330	(20,719)
Drafts payable	57	198
Income taxes payable, net	—	(131)

Net cash used in operating activities	(43,676)	(6,181)

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(700)	(236)
Payment for purchase of Debt Capital Markets Group	(809)	—
Purchases of investments	—	(1,437)
Proceeds from sale of investments	136	208

Net cash used in investing activities	(1,373)	(1,465)

Cash flows from financing activities:
Proceeds of short-term bank loans, net	—	10,540
Proceeds from issuance of mandatory redeemable preferred stock and warrant	25,000	—
Payments of notes payable	—	(1,429)
Payment of expenses for issuance of mandatory redeemable preferred stock	(671)	—
Payments of obligations under capitalized leases	—	(726)
Payment of subordinated debt	(1,300)	(1,462)
Proceeds from issuance of common stock	19,670	—
Payment of expenses for issuance of common stock	(185)	—

Net cash provided by financing activities	42,514	6,923

Decrease in cash	(2,535)	(723)
Cash at beginning of the period	31,747	4,192

Cash at the end of the period	$29,212	$3,469

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary for a fair statement of results for such periods. The results for any interim period are not necessarily indicative of those for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 sets forth the level authority attributed to a given accounting pronouncement. SFAS No. 162 contains no specific disclosure requirements. The effective date for implementation has yet to be determined.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Contracts” (SFAS No. 163). SFAS No. 163 requires disclosure of insurance enterprise’s risk-management activities. The effective date for SFAS No. 163 is for fiscal years beginning after December 15, 2008. SFAS No. 163 is not applicable to the Company.
In April of 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date for FSP 142-3 is for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 160 on the consolidated statement of financial condition and results of operations.
In June 2008, FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-06-1). EITF 03-06-1 applies to the calculation of earnings per share under FASB No. 128 “Earnings Per Share” for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The effective date for EITF 03-6-1 is for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on the consolidated statement of financial condition and results of operations.
2. Earnings Per Common Share
The Company calculates its basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per share are computed based upon weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, unexercised options and any contingently issued shares (see “Temporary Capital” note).
The weighted-average shares outstanding as calculated are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Weighted average shares for basic earnings per share	70,888,424	15,712,598	65,972,687	15,609,260
Effect of dilutive common equivalent shares	—	—	—	—

Weighted average shares and dilutive common stock equivalents for diluted earnings per share	70,888,424	15,712,598	65,972,687	15,609,260

For the three months and six months ended June 30, 2008, the Company excluded approximately 3.2 million and 3.1 million common stock equivalents, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. Had the Company been in a net income situation for the period such common stock equivalents would have been included in the computation. Also, for the three months and six months ended June 30, 2007, the Company excluded approximately 0.2 million and 0.3 million common stock equivalents, respectively, in its computation of diluted earnings per share because they were anti-dilutive. Had the Company been in a net income situation such common stock equivalents would have been included in the computation. For the three months and six months ended June 30, 2008, the Company excluded approximately 2.7 million and 2.3 million of options, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. Had the Company been in a net income situation such options would’ve been included in the computation. In addition, at June 30, 2008 and June 30, 2007, approximately 6.2 million and 0.8 million shares of restricted stock awards (see "Benefit Plans" note), which are included in shares outstanding and excluded from weighted average shares, are not included in the basic earnings per share computation because they were not vested as of June 30, 2008 and June 30, 2007, respectively.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Receivables from and Payables to Brokers, Dealers and Clearing Agencies
Amounts receivable from and payable to brokers, dealers and clearing agencies consist of the following:

	June 30	December 31
(In thousands of dollars)	2008	2007

Adjustment to record securities owned on a trade date basis, net	$—	$88
Securities failed-to-deliver	—	142
Syndicate receivables	3,111	939
Receivable from clearing organizations	1,239	1,752

Total receivables	$4,350	$2,921

Payable to clearing organizations	$130,380	$84,696
Securities failed-to-receive	—	3,869

Total payables	$130,380	$88,565

Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the unaudited condensed consolidated statements of financial condition.
4. Receivables from and Payables to Customers
At June 30, 2008 and December 31, 2007, receivables from customers are mainly comprised of purchases of securities by institutional clients. Delivery of these securities is made only when the Company is in receipt of the funds from institutional clients.
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
If the clearing agent incurs a loss, it has the right to pass the loss through to the Company which, as a result, exposes the Company to off-balance-sheet risk. The Company has retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent. As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this indemnification. At June 30, 2008, substantially all customer obligations were fully collateralized and the Company has not recorded a liability related to the clearing agent’s right to pass losses through to the Company.
5. Financial Instruments
The company adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.
SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
The following table summarizes the categorization of the financial instruments within the fair value hierarchy at June 30, 2008:

(in thousands of dollars)	Assets at Fair Value
	Level 1	Level 2	Level 3	Total

Cash Instruments	$30,212	$—	$—	$30,212
Securities Owned	1,032	250,893	46,238	298,163
Investments	—	—	17,150	17,150

Total Financial Assets At Fair Value	$31,244	$250,893	$63,388	$345,525

(in thousands of dollars)	Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total

Securities Sold But Not Yet Purchased	$—	$106,367	$—	$106,367

Total Financial Liabilities At Fair Value	$—	$106,367	$—	$106,367

The Company has valued certain securities owned by either using bids that were received on the last day of the month, using spreads to the yield curve on similar offered financial assets, or by comparing spreads to similar financial assets that traded and had been priced through an independent pricing source. Management considers these pricing methodologies consistent with assumptions in how other market participants value certain financial assets. These pricing methodologies involve management judgment and as a result, lead to a Level 3 classification.
Investments are valued based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Accordingly, these assets are recorded as Level 3.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the changes in the Company’s Level 3 financial instruments for the three and six month periods ended June 30, 2008:
Three Months Ended June 30, 2008

	Securities
(In thousands of dollars)	owned	Investments	Total

Balance, March 31, 2008	$118,770	$16,860	$135,630
Realized gains(losses)	(467)	—	(467)
Unrealized gains(losses)	(252)	290	38
Purchases, issuances and settlements	(61,725)	—	(61,725)
Transfers in and/or out of Level 3	(9,244)	—	(9,244)

Balance, June 30, 2008	$47,082	$17,150	$64,232

Six Months Ended June 30, 2008

	Securities
(In thousands of dollars)	owned	Investments	Total

Balance December 31, 2007	$65,771	$16,913	$82,684
Realized gains(losses)	(562)	—	(562)
Unrealized gains(losses)	(1,127)	229	(898)
Purchases, issuances and settlements	(14,795)	8	(14,787)
Transfers in and/or out of Level 3	(2,205)	—	(2,205)

Balance, June 30, 2008	$47,082	$17,150	$64,232

6. Securities owned and sold, but not yet purchased
Securities owned and sold, but not yet purchased consist of the following:

	June 30, 2008		December 31, 2007
		Sold, but		Sold, but
		not yet		not yet
(In thousands of dollars)	Owned	purchased	Owned	purchased

Marketable Securities
U.S. Government and federal agency obligations	$204,856	$106,359	$137,771	$75,081
State and municipal bonds	—	—	6	1
Corporate obligations	91,431	6	48,481	—
Corporate stocks	1,032	2	3,249	98
Not Readily Marketable Securities
Securities with no publicly quoted market	543	—	659	—
Securities subject to restrictions	301	—	290	—

Total	$298,163	$106,367	$190,456	$75,180

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions or conditions applicable to the securities or to the Company.
7. Intangible Assets and Goodwill
Intangible Assets

	June 30	December 31
(In thousands of dollars)	2008	2007

Intangible assets
Customer related (amortizable):
Broadpoint Securities, Inc. – Acquisition	$641	$641
Accumulated amortization	(223)	(196)
Broadpoint Debt Capital Markets – Acquisition	809	—
Accumulated amortization	(53)	—

Total Customer related (amortizable)	$1,174	$445

Goodwill

	June 30	December 31
(In thousands of dollars)	2008	2007

Goodwill (unamortizable):

Broadpoint Securities, Inc. – Acquisition	$17,364	$17,364

Customer related intangible assets are being amortized over 5 and 12 years. Future amortization expense is estimated as follows:

(In thousands of dollars)

2008 (remaining)	$109
2009	215
2010	215
2011	215
2012	215
2013	80
Thereafter	125

Total	$1,174

8. Investments
The Company’s investment portfolio includes interests in privately held companies. Information regarding these investments has been aggregated and is presented below.

	June 30	December 31
(In thousands of dollars)	2008	2007

Carrying Value
Privately held companies	$15,692	$15,436
Consolidation of Employee Investment Funds, net of Company’s ownership interest	1,458	1,477

Total carrying value	$17,150	$16,913

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investment gains were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands of dollars)	2008	2007	2008	2007

Public (net realized and unrealized gains and losses)	$—	$—	$—	$—
Private (net realized and unrealized gains and losses)	290	266	373	505

Investment gains (losses)	$290	$266	$373	$505

Investments in privately held companies include an investment of $15.2 million in FA Technology Ventures L.P. (the “Partnership”), which represented the Company’s maximum exposure to loss in the Partnership at June 30, 2008. The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital. At June 30, 2008, total Partnership capital for all investors in the Partnership equaled $60.3 million. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these financial statements, but has only recorded the fair value of its investment. FA Technology Ventures Corporation (“FATV”), a wholly-owned subsidiary, is the investment advisor to the Partnership. Revenues derived from the management of this investment and the Employee Investment Funds (as defined below) for the six-month period ended June 30, 2008 and 2007 were $0.6 million and $0.5 million in consolidation, respectively. (See “Commitments and Contingencies,” Note 10 for further information regarding FATV).
The Company has consolidated its Employee Investment Funds (EIF). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company’s carrying value of the EIF is $0.2 million excluding the effects of consolidation. The Company has outstanding loans of $0.3 million from the EIF and is also committed to loan an additional $0.2 million to the EIF. The effect of consolidation was to increase Investments by $1.5 million, decrease Receivable from Others by $0.3 million and increase payable to others by $1.2 million. The amounts in payable to others relates to the value of the EIF owned by employees. (See “Commitments and Contingencies,” Note 10 for further information regarding EIF).
9. Payables to Others
Amounts payable to others consisted of the following at:

	June 30	December 31
(In thousands of dollars)	2008	2007

Drafts payable	$230	$173
Payable to Employees for the Employee Investment Funds (see “Investments,” Note 8)	1,178	1,158
Payable to Sellers of Descap Securities, Inc. (see “Commitments and Contingencies,” Note 10)	—	1,036
Others	272	570

Total	$1,680	$2,937

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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Commitments and Contingencies
Commitments:
FA Technology Ventures
As of June 30, 2008, the Company had a commitment to invest up to an additional $1.3 million in the Partnership. The investment period expired in July 2006, however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.
The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner are George McNamee, a Director of the Company, Broadpoint Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and certain other employees of FATV. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company.
As of June 30, 2008, the Company had an additional commitment to invest up to $0.1 million in (EIF). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that this will be funded by the Company through operating cash flow.
On April 30, 2008, the Company entered into a Transition Agreement (the “Transition Agreement”) with FATV, FA Technology Holding, LLC (“NewCo”), Mr. McNamee, and certain other employees of FATV (such individuals, collectively, the “FATV Principals”), to effect a restructuring of the investment management arrangements relating to the Partnership, and the formation of FA Technology Ventures III, L.P., a new venture capital fund (“Fund III”). This restructuring will result in FATV ceasing to advise the Partnership and the creation of a new investment advisory company (“NewCo”). Fund III will be sponsored and managed by NewCo (which is independent of the Company and owned by certain of the FATV Principals) and its subsidiaries. Broadpoint’s Audit Committee approved of the Transactions pursuant to Broadpoint’s Related Party Transactions Policy.
Concurrent with the first closing of Fund III (the “Trigger Date”), FATV will assign all of its rights, interests, obligations and liabilities as investment advisor to the Partnership to NewCo. FATV will continue to operate consistent with current practice (operations, staffing and expenses) for the purpose of performing its duties to the Partnership and Broadpoint will provide funding for such operations through the date that is the earlier to occur of (i) the Trigger Date and (ii) December 31, 2008.
Pursuant to the Transition Agreement, and subject to certain conditions, Broadpoint will make a capital commitment of $10 million to Fund III (the “Broadpoint Commitment”) at the closing of Fund III at which the total commitments to Fund III (excluding the Broadpoint Commitment) exceed a threshold amount. If such threshold is not met by June 30, 2009, Broadpoint’s obligation to make the Broadpoint Commitment shall terminate. Broadpoint will also receive an equity interest in the general partner of Fund III, subject to the making of the Broadpoint Commitment. In addition, Broadpoint will have the right to receive additional compensation for capital commitments made to Fund III from certain investors introduced by Broadpoint’s affiliates.
It is also contemplated that, on the Trigger Date, each of the FATV Principals will resign from FATV and/or Broadpoint, as the case may be. Broadpoint has also agreed to assign to NewCo the name “FA Technology.”

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Mandatory Redeemable Preferred Stock
On June 27, 2008 the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”) for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Mandatory Redeemable Preferred Stock of the Company, par value $1.00 per share (the “Series B Preferred Stock”) and (ii) warrant to purchase 1,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million (the “Preferred Private Placement”). Cash dividends of 10% per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4% per annum accrues and is cumulative. The Series B Preferred Stock must be redeemed on or before June 27, 2012. (See “Mandatory Redeemable Preferred Stock,”
Note 11.)
The redemption prices are as follows:

Premium
Date	Call Factor

Prior to and including June 26, 2009	1.07
From June, 27 2009 to December 27, 2009	1.06
From December 28, 2009 to June 27, 2010	1.05
From June 28, 2010 to December 27, 2011	1.04
From December 28, 2011 to June 2012	1.00

Contingent Consideration: On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities Inc., now known as Broadpoint Securities, Inc. “Broadpoint Securities”, a New York-based broker-dealer and investment bank. Per the stock purchase agreement, the sellers were to receive future contingent consideration based on the following: For each of the three years ending May 31, 2005, May 31, 2006 and May 31, 2007, if Broadpoint Securities’ Pre-Tax Net Income (exclusive of certain intercompany charges, as defined) (i) is greater than $10 million, The Company was to pay to the sellers an aggregate amount equal to fifty percent (50%) of Broadpoint Securities’ Pre-Tax Net Income for such period or (ii) is equal to or less than $10 million, the Company was to pay them an aggregate amount equal to forty percent (40%) of Broadpoint Securities’ Pre-Tax Net Income for such period. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2004 through May 31, 2005, $2.2 million on contingent consideration was paid to the Sellers and from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration was paid to the Sellers on May 29, 2008. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2006 to May 31, 2007, no contingent consideration is payable to the Sellers for this period
On September 14, 2007, the Company consummated the sale of the Municipal Capital Market Group of its subsidiary, Broadpoint Capital, Inc. to DEPFA Bank plc (“DEPFA”). In connection with such sale, the Company recognized a pre-tax gain on sale in the amount of $7.9 million. Pursuant to the asset purchase agreement, the Company was required to deliver an estimate of the accrued bonuses at closing and a final accrued bonus calculation thirty days following closing. The Company accrued the bonus consistent with the asset purchase agreement. All items arising from the sale of the Municipal Capital Markets Group were reflected in the Gain on Sale of Discontinued Operations. This includes the closing bonuses paid to employees and the reversal of restricted stock and deferred cash amortization as a result of the employees’ termination of employment. On October 30, 2007, DEPFA provided the Company notice that it was exercising its option pursuant to the agreement to appoint an independent accounting firm to conduct a special audit of the final accrued bonus amount. On June 26, 2008, DEPFA provided the Company notice that it was withdrawing its dispute of the final accrued bonus amount .
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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expense. To the extent the Company is provided free rent periods, the Company recognizes the rent expense over the entire lease term on a straightline basis.
On November 2, 2007, the Company entered into a Fifth Amendment to Sub-Lease Agreement (the “Albany Fifth Amendment”) with Columbia 677, L.L.C. (the “Albany Landlord”) pursuant to which the Company’s Sub-lease-Agreement with the Landlord dated August 12, 2003 concerning the lease of certain space in the building located at 677 Broadway, Albany, New York (the “Albany Premises”) was amended. The Amendment provided that the Company was to surrender a total of 15,358 square feet (the “Surrender Premises”) of the Albany Premises, a portion at a time, on or before three surrender dates: November 15, 2007, December 15, 2007 and April 1, 2008. If the Company failed to vacate the portion of the Surrender Premises on the applicable surrender dates, it would owe the Landlord $1,667 for each day of such failure. The Company failed to vacate 1,398 square feet of the Surrender Premises by April 1, 2008 and as a result began to incur the daily fee on such date. The Company vacated such portion of the Surrender Premises on April 25, 2008, and paid the Albany Landlord approximately $42,000. In consideration of the Landlord agreeing to the surrender of the Surrender Premises, the Amendment provided that the Company shall pay the Landlord a surrender fee equal to $1,050,000 payable in three installments, all of which were paid as of June 30, 2008.
On June 19, 2008, the Company entered into a Sixth Amendment to Sub-Lease Agreement amending a Sub-Lease Agreement dated August 12, 2003, as previously amended, by and between the Company and the Albany Landlord.  Pursuant thereto and on certain conditions specified therein, the parties agreed that Tenant shall be entitled to surrender the entire 12th floor of the Building consisting of 6,805 square feet of space (the “12th Floor Surrender Premises”), reducing Tenant’s rentable square footage of leased property in the Building to 2,953 square feet.  The Company vacated the 12th Floor Surrender Premises by June 30, 2008.  In consideration therefore the Company paid the Landlord $388,703.  This amount is included in Restructuring in the Company’s Statement of Operations.
On June 23, 2008, the Company entered into a Seventh Amendment of Lease (the “NYC Amendment”), amending the Agreement of Lease dated March 21,1996, as previously amended, by and between the Company and One Penn Plaza LLC (“NYC Landlord”), a New York limited liability company, for the lease of certain property located at One Penn Plaza, New York, New York.  Pursuant thereto and on certain conditions specified therein, the parties agree that the term of the Lease for all of the premises currently leased by the Company on the 41st Floor and a portion of the premises on the 40th Floor will expire on October 31, 2008, as provided under existing lease terms, but that the term of the Company’s lease of the entire 42nd Floor and the remaining premises on the 40th Floor shall be extended until March 31, 2021, subject to further renewal. Under the NYC Amendment, the NYC Landlord will perform certain base building work, and will also provide a cash contribution of up to $1,582,848 towards the Company’s improvements.  At the Company’s election, and pursuant to certain conditions, the Company may elect to convert a portion of such cash contribution (up to $1,000,000) to a rent credit equal to 90% of the amount so converted. In connection with the execution and delivery of the Amendment, the Company is required to provide to NYC Landlord a security deposit in the amount of $2,107,490, either as cash or a letter of credit, to secure the performance of the Company’s obligations under the Lease.   Under certain conditions, the Company is entitled to reduce the security deposit to $1,208,708 on April 1, 2014.  The Company has arranged for an irrevocable standby letter of credit in favor of Landlord in the amount of $2,107,490 to be issued by the Bank of New York.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future minimum annual lease payments, and sublease rental income, are as follows:

	Future
	Minimum	Sublease
	Lease	Rental	Net Lease
(In thousands of dollars)	Payments	Income	Payments

2008 (remaining)	$3,186	$493	$2,693
2009	5,648	169	5,479
2010	5,318	158	5,160
2011	5,363	100	5,263
2012	5,283	100	5,183
2013	5,157	91	5,066
Thereafter	24,944	—	24,944

Total	$54,899	$1,111	$53,788

Litigation
In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”).  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs’ claims were referred back to the Bankruptcy Court for such consideration.  Discovery is currently underway and is scheduled to close on or about September 15, 2008.  The Bankruptcy Court has scheduled an evidentiary hearing on the motions to modify the sale order to commence on October 15, 2008. The Bankruptcy Court has indicated that it will hold a separate hearing to consider damages, only if it makes a finding of liability in connection with the motions to modify the sale order, 30 days after it resolves the motions to modify the sale order.  The Company believes that it has strong defenses and intends to vigorously defend itself against the plaintiffs’ claims, and believes that the claims lack merit.  However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.
In early 2008, Broadpoint Capital, Inc. (“Broadpoint Capital”) hired Tim O’Connor and 9 other individuals to form a new capitalization and restructuring group within Broadpoint Capital’s Investment Banking division. Mr. O’Connor, the new Head of Broadpoint Capital’s Investment Banking Division and each of the other employees are former employees of Imperial Capital, LLC (“Imperial”). Upon Broadpoint Capital’s hiring of these employees, Imperial commenced an arbitration proceeding against Broadpoint Capital, Mr. O’Connor, another employee hired by Broadpoint Capital and a former employee of Imperial who is not employed by Broadpoint Capital before the Financial Industry Regulatory Authority (“FINRA”). In the arbitration, Imperial alleges various causes of action against Broadpoint Capital as well as the individuals based upon alleged violations of restrictive covenants in employee contracts relating to the non-solicitation of employees and clients. Imperial claims damages in excess of $100 million. Concurrently with the filing of the arbitration proceeding, Imperial sought and obtained a temporary restraining order in New York State Supreme Court, pending the conclusion of the FINRA arbitration hearing, enjoining Broadpoint from disclosing or making use of any confidential information of Imperial, recruiting or hiring any employees of Imperial and seeking or accepting as a client any client of Imperial, except those clients for whom any of the hired individuals had provided services as a registered representative while employed by Imperial. On April 17, 2008, Broadpoint Capital, the other respondents, and Imperial entered into a Partial Settlement whereby Imperial’s claims for injunctive relief were withdrawn and it was agreed the temporary restraining order would be vacated. Imperial’s remaining claim for damages will be arbitrated before FINRA at a hearing currently scheduled to commence in September 2008. The

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
settlement provides, among other things, for the potential future payment of amounts from Broadpoint to Imperial contingent upon the successful consummation of, or receipt of fees in connection with, certain transactions. Broadpoint Capital believes that it has strong defenses to and intends to vigorously defend itself against Imperial’s remaining claims. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period in which resolved.
Due to the nature of the Company’s business, the Company and its subsidiaries are now, and likely in the future will be, involved in a variety of legal proceedings, including the matters described above. These include litigation, arbitrations and other proceedings initiated by private parties and arising from our underwriting, financial advisory or other transactional activities, client account activities and employment matters. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position. In addition, the securities industry is highly regulated. The Company and its subsidiaries are subject to both routine and unscheduled regulatory examinations of its business and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years securities firms have been subject to increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries. Periodically the Company and its subsidiaries receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The responses to these communications have in the past resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company’s business.
The Company has taken reserves in its financial statements with respect to legal proceedings to the extent it believes appropriate. However, accurately predicting the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles. Based on currently available information, the Company does not believe that any litigation, proceeding or other matter to which it is are a party or otherwise involved will have a material adverse effect on its financial position, results of operations and cash flows although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company’s operating results in that period.
Other
The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of June 30, 2008, the Company had no outstanding underwriting commitments and had not purchased or sold any securities on a when-issued basis.
11. Mandatory Redeemable Preferred Stock
On June 27, 2008 the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”) for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Mandatory Redeemable Preferred Stock of the Company, par value $1.00 per share (the “Series B Preferred Stock”) and (ii) warrant to purchase 1,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million (the “Preferred Private Placement”). The mandatory redeemable preferred stock is recorded as a liability per SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Preferred Stock Purchase Agreement and the Series B Preferred Stock include, among other things, certain negative covenants and other rights with respect to the operations, actions and financial condition of the Company and its subsidiaries so long the Series B Preferred Stock remains outstanding. Cash dividends of 10% per annum must be paid on the Series B Preferred Stock quarterly, while an additional dividend of 4% per annum accrues and is cumulative. The Series B Preferred Stock must be redeemed on or before June 27, 2012.
The redemption prices are as follows:

Premium
Date	Call Factor

Prior to and including June 26, 2009	1.07
From June, 27 2009 to December 27, 2009	1.06
From December 28, 2009 to June 27, 2010	1.05
From June 28, 2010 to December 27, 2011	1.04
From December 28, 2011 to June 2012	1.00
The Warrant is subject to customary anti-dilution provisions and expires June 27, 2012. Concurrently with the execution of the Preferred Stock Purchase Agreement, the Company and Mast entered into a Registration Rights Agreement, dated as of June 27, 2008 (the “Registration Rights Agreement”), with respect to the shares of Common Stock that are issuable to Mast pursuant to the Warrant (the “Warrant Shares”).  Pursuant to the Registration Rights Agreement, Mast has the right to request registration of the Warrant Shares if at any time the Company proposes to register Common Stock for its own account or for another, subject to certain exceptions for underwriting requirements.  In addition, under certain circumstances Mast may demand a registration of no less than 300,000 Warrant Shares.  The Company must register such Warrant Shares as soon as practicable and in any event within forty-five (45) days after the demand.  The Company will bear all of the costs of all such registrations other than underwriting discounts and commissions and certain other expenses.
Concurrently with the execution of the Preferred Stock Purchase Agreement, the Company and Mast entered into a Preemptive Rights Agreement (the “Preemptive Rights Agreement”).  The Preemptive Rights Agreement provides that in the event that the Company proposes to offer or sell any equity securities of the Company below the current market price, the Company shall first offer such securities to Mast to purchase; provided, however, that in the case of equity securities being offered to MatlinPatterson, Mast shall only have the right to purchase its pro rata share of such securities (based upon Common Stock ownership on a fully diluted basis).  If Mast exercises such right to purchase the offered securities, Mast must purchase all (but not a portion) of such securities for the price, terms and conditions so proposed. The preemptive rights do not extend to (i) Common Stock issued to employees or directors pursuant to a plan or agreement approved by the Board of Directors, (ii) issuance of securities pursuant to a conversion of convertible securities, (iii) stock splits or stock dividends or (iv) issuance of securities in connection with a bona fide business acquisition of or by the Company, whether by merger, consolidation, sale of assets, sale or exchange of stock or otherwise.
12. Temporary Capital
In connection with the Company’s acquisition of Broadpoint Securities, the Company issued 549,476 shares of stock which provided the Sellers the right (the “put right”) to require the Company to purchase back the shares issued, at a price of $6.14 per share. Accordingly, the Company has previously recognized as temporary capital the amount that it would have been required to pay under the agreement. The Company also had the right to purchase back these shares from the Sellers at a price of $14.46 (the “call right”). As a result, the Company had classified the shares relating to the put and call rights as temporary capital. The put and call rights were to expire on the date upon which the final earnout payment in connection with the acquisition was required to be made. The earnout period ended on May 31, 2007 and the final earnout payment was made on May 29, 2008. In June 2006, certain of the Sellers of Broadpoint Securities exercised their put rights and the Company repurchased 532,484 shares at $6.14 per share for the total amount of $3.3 million. The remaining put rights expired as of May 29, 2008. Subsequently, the Company reclassified the temporary capital to stockholders’ equity.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Subordinated Debt
A select group of management and highly compensated employees are eligible to participate in the Broadpoint Securities Group, Inc. Deferred Compensation Plan for Key Employees (the “Plan”). The employees enter into subordinated loans with Broadpoint Capital to provide for the deferral of compensation and employer allocations under the Plan. The New York Stock Exchange approved Broadpoint Capital’s subordinated debt agreements related to the Plan. Pursuant to these approvals, these amounts are allowable in Broadpoint Capital’s computation of net capital. The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Plan. Principal debt repayment requirements, which occur on or about April 15th of each year, as of June 30, 2008, are as follows:

(In thousands of dollars)

2008 (remaining)	$—
2009	465
2010	287
2011	108
2012	208
2013 to 2016	594

Total	$1,662

14. Stockholders’ Equity
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

15. Income Taxes
Income tax expense is recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using current tax rates. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset will not be realized. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a full valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at June 30, 2008 and December 31, 2007. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit of the deferred tax assets will not be realized. In the event actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.
The Company reported a tax expense of approximately $0.8 million and a tax benefit of approximately $0.1 million for the three months ended as of June 30, 2008 and 2007, respectively. The Company reported a tax expense of approximately $1.5 million and a tax benefit of approximately $0.5 million for the six months ended as of June 30, 2008 and 2007, respectively. Included in the three and six month tax provision of 2008 are approximately $0.8 million and $1.5 million, respectively, of increases in the gross amount of unrecognized tax benefits related to the current year that, if recognized in the future, would affect the effective tax rate.
The Company presently has an ongoing audit with the State of New York. The unrecognized tax benefits of the Company could significantly change over the next twelve months due to the expiration of the statute of limitations on approximately $0.8 million of unrecognized tax benefits.
As a result of the closing of the MatlinPatterson investment transaction on September 21, 2007, the Company underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (“IRC Section 382”). In general, IRC Section 382 places an annual limitation on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. The Company has determined that the annual limitation on the use of its net operating loss carryforwards is approximately $1.1 million per year. As a result, the Company has determined that a significant portion of its net operating loss carryforwards will expire unutilized.
16. Benefit Plans
The Company has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights, restricted stock/restricted stock units, which expire at various times through April 25, 2017. The following is a recap of all plans as of June 30, 2008:

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares authorized for issuance	29,621,639

Share awards used:
Stock options granted and outstanding	4,060,910
Restricted stock awards granted and unvested	6,234,066
Restricted stock units granted and unvested	6,883,214
Restricted stock units granted and vested	535,000
Restricted stock units committed not yet granted	1,125,000

Total share awards used	18,838,190

Shares available for future awards	10,783,449

The 2007 Incentive Plan “the plan” allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, performance awards, or other stock based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 25 percent of the number of shares issued and outstanding immediately prior to the grant. On January 29, 2008, the Board of Directors adopted an amendment to the plan, subject to shareholder approval, to increase the maximum number of shares of common stock authorized for issuance under the plan to the sum of 10,675,000 shares, subject to adjustment, and 25 percent of the number of shares issued and outstanding immediately prior to the grant of an award. Shareholders of the Company approved the amendment to the 2007 Plan at the Company’s 2008 Annual Meeting.
The increase in shares available enabled the Company, among other things, to award restricted stock units and/or shares of restricted stock to certain new employees in connection with the Company’s hiring of employees into its new Debt Capital Markets’ group.
For the six-month periods ended June 30, 2008 and June 30, 2007, total compensation expense for share based payment arrangements was $3.2 million and $2.2 million respectively, the related tax benefit was $0.0 and $0.0. At June 30, 2008, the total compensation expense related to non-vested awards not yet recognized is $20.5 million, which is expected to be recognized over the remaining weighted average vesting period of 3.6 years. The amount of cash used to settle equity instruments granted under share based payment arrangements during the six month period ended June 30, 2008 was $0.0.
The restricted stock units committed but not yet granted are based on employment agreements for the Chairman and Chief Executive Officer and the President and Chief Operating Officer. The employment agreements include a set vesting schedule and performance targets yet to be determined.
Options: Options granted under the plans have been granted at not less than fair market value, vest over a maximum of five years, and expire one to ten years after grant date. Unvested options are typically forfeited upon termination. Option transactions for the six-month period ended June 30, 2008, under the plans were as follows:

		Weighted
	Shares Subject	Average Exercise
	to Option	Price

Balance at December 31, 2007	1,035,962	$8.24
Options granted	3,750,000	1.43
Options exercised	—	—
Options forfeited	(725,052)	9.41

Balance at June 30, 2008	4,060,910	$1.73

At June 30, 2008, the stock options that were exercisable had a remaining average contractual term of 3.7 years. At June 30, 2008, 4 million options outstanding had an intrinsic value of $0.7 million.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about stock options outstanding under the plans at June 30, 2008:

	Outstanding			Exercisable
Exercise			Average		Average
Price		Average Life	Exercise		Exercise
Range	Shares	(years)	Price	Shares	Price

$1.43-$1.64	3,850,000	3.74	$1.44	1,283,334	$1.44
$4.61-$5.80	106,773	4.17	5.60	106,773	5.60
$6.00-$7.17	19,166	4.82	6.71	19,166	6.71
$8.23-$14.98	84,971	1.13	9.02	84,971	9.02

	4,060,910	3.70	$1.73	1,494,244	$2.23

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
Restricted stock awards/Restricted stock units for the period ended June 30, 2008, under the plans were as follows:

		Weighted		Weighted
		Average		Average
		Grant-		Grant Date
	Unvested	Date	Unvested	Fair Value
	Restricted Stock	Restricted	Restricted	Restricted
	Awards	Stock	Stock Units	Stock Unit

Balance at December 31, 2007	87,882	$4.96	4,455,000	$1.54
Granted	6,247,772	1.75	2,755,714	1.13
Vested	(48,316)	4.30	(37,500)	1.69
Forfeited	(53,272)	1.91	(290,000)	1.59

Balance at June 30, 2008	6,234,066	$1.76	6,883,214	$1.68

The total fair value of awards vested, based on the fair market value of the stock on the vest date, during the six month periods ending June 30, 2008 and 2007 was $0.2 and $1.4 million, respectively. The total unamortized value of the unvested awards was $20.4 and $3.6 at June 30, 2008 and June 30, 2007, respectively.
17. Net Capital Requirements
Broadpoint Capital is subject to the net capital requirements of Rule 15c3-1 of the Securities and Exchange Act of 1934 as amended (the “Net Capital Rule”), which requires the maintenance of a minimum net capital. Broadpoint Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $1 million, whichever is greater. As of June 30, 2008, Broadpoint Capital had net capital, as defined, of $12.4 million and $11.4 million in excess of the $1.0 million required minimum net capital.
Broadpoint Securities is also subject to the Net Capital Rule which requires the maintenance of minimum net capital of $100,000 or 6 2/3% of aggregate indebtedness, whichever is greater. Aggregate indebtedness to net capital shall not exceed 15:1. At June 30, 2008, Broadpoint Securities had net capital, as defined, of $19.2 million, which was $18.7 million in excess of its required minimum net capital of $0.5 million. Broadpoint Securities ratio of aggregate indebtedness to net capital was 0.40:1.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
18. Segment Analysis
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
Included in the Company’s Fixed Income segment are the following groups: Debt Capital Markets and Broadpoint Securities, Inc. The Fixed Income business consists of fixed income sales and trading and fixed income investment banking. Fixed Income sales and trading provides trade execution to institutional investors and generates revenues primarily through commissions and sales credits earned on executing fixed income transactions in the following products:
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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information concerning operations in these segments is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands of dollars)	2008	2007	2008	2007

Net revenue (including net interest income)
Equities	$8,729	$4,840	$11,019	$12,121

Fixed Income
Debt Capital Markets	13,921	—	17,781	—
Broadpoint Securities	10,621	3,915	21,395	6,543

Total Fixed Income	24,542	3,915	39,176	6,543
Other	809	1,045	1,228	2,158

Total Net Revenue	$34,080	$9,800	$51,423	$20,822

Net interest income (included in total net revenue)
Equities	$—	$11	$—	$9

Fixed Income
Debt Capital Markets	782	—	968	—
Broadpoint Securities	1,376	(125)	3,027	(362)

Total Fixed Income	2,158	(125)	3,995	(362)
Other	9	412	28	967

Total Net Interest Income	$2,167	$298	$4,023	$614

Income/(loss) before income taxes and discontinued operations
Equities	$793	$(3,704)	$(3,619)	$(6,089)

Fixed Income
Debt Capital Markets	1,772	—	2,239	—
Broadpoint Securities	4,411	987	9,003	539

Total Fixed Income	6,183	987	11,242	539
Other	(7,229)	(3,061)	(16,351)	(6,643)

Income/loss before income taxes and discontinued operations	$(253)	$(5,778)	$(8,728)	$(12,193)

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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects revenues for the Company’s major products and services:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands of dollars)	2008	2007	2008	2007

Capital Markets (Fixed Income & Equities)
Net revenue
Institutional Sales & Trading
Equities	$1,700	$2,963	$3,515	$7,979
Fixed Income	20,129	3,408	32,731	6,013

Total Institutional Sales & Trading	21,829	6,371	36,246	13,992

Investment Banking
Equities	7,029	1,857	7,504	4,109
Fixed Income	2,255	605	2,450	869

Total Investment Banking	9,284	2,462	9,954	4,978
Net Interest Income/Other	2,158	(78)	3,995	(306)

Total Revenues	$33,271	$8,755	$50,195	$18,664

The Company’s segments’ financial policies are the same as those described in the “Summary of Significant Accounting Policies” note in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Asset information by segment is not reported since the Company does not produce such information. All assets are primarily located in the United States of America.
19. Related Party Transactions
Investment banking revenue from related parties disclosed on the Condensed Consolidated Statement Of Operations represents $5.8 million and $6.1 million of fees received for the three month and six month periods ended June 30, 2008, respectively, for advisory engagements performed for the majority shareholder of the Company.
20. Discontinued Operations
On September 14, 2007, the Company completed the asset sale agreement with DEPFA for the sale of the Municipal Capital Markets Group of the Company’s subsidiary, Broadpoint Capital, in connection with which the Company recognized a pre-tax gain on sale in the amount of $7.9 million. In June 2007, the Company closed its Fixed Income Middle Markets group following the departure of the employees of the group. In April 2007, the Company closed its Institutional Convertible Bond Arbitrage Advisory Group after committing to a plan to dispose of the group in September 2006.
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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amounts reflected in the Consolidated Statements of Operations are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands of dollars)	2008	2007	2008	2007

Net revenues
Municipal Capital Markets	$76	$10,301	$99	$17,982
Fixed Income Middle Markets	—	69	—	1,169
Convertible Bond Arbitrage	—	—	—	128

Total net revenues	76	10,370	99	19,279

Expenses

Municipal Capital Markets	66	8,764	74	14,831

Fixed Income Middle Markets	2	283	4	911
Convertible Bond Arbitrage	—	208	—	546
Taxable Fixed Income	—	85	—	103
Private Client Group	91	80	91	91

Total expenses	159	9,420	169	16,482

Income (loss) before income taxes	(83)	950	(70)	2,797
Income tax expense (benefit)	(4)	296	4	547

Net Income	$(79)	$654	$(74)	$2,250

Municipal Capital Markets
The revenue and expenses for the Municipal Capital Markets division for the three and six months ended June 30, 2008 and 2007 represents the activity of that operation during that time period. No interest has been allocated to Municipal Capital Markets since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
Fixed Income Middle Markets
The expense of the Fixed Income Middle Markets division for the three and six months ended June 30, 2008 and 2007 represents the activity of the operations during that time period. No interest has been allocated to Fixed Income Middle Markets since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
Convertible Bond Arbitrage Advisory Group
The revenues and expenses of the Institutional Convertible Bond Arbitrage Advisory Group (the “Group”) for the periods above reflect the activity of the operation through June 30, 2007. Prior to closing the division, the Company had allocated interest expense to the Group based on debt identified as being specifically attributed to those operations.
Taxable Fixed Income
The revenue and expense of the Taxable Fixed Income Corporate Bond division for the three and six months ended June 30, 2008 represents the activity of the operations during that time period. No interest has been allocated to Taxable Fixed Income since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
Private Client Group
The Private Client Group’s expense for the three and six months ended June 30, 2008 and June 30, 2007, respectively, relates primarily to legal matters which were related to the operations prior to its disposal. For the periods presented, interest was not allocated to the Private Client Group. In March 2007, the statute of limitations lapsed related to a tax reserve that was established when the group was sold in 2000 resulting in a $0.1 million income tax benefit for the six months ended June 30, 2007.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
21. Restructuring
On October 17, 2007, the Company announced a plan whereby the Company determined that it will outsource certain of its administrative functions, consolidate certain of such functions in its New York City location, and reduce staff in order to properly size its business consistent with its current levels of activity. In connection with the plan, the Company recognized approximately $2.1 million of expense in the first six months of 2008 of which $1.1 million relates to termination benefits and $1.0 million is related to occupancy and other expenses. The Company anticipates that it will incur additional restructuring costs related to occupancy as it reduces excess office space in Boston and San Francisco, and is currently evaluating these costs. The restructuring is anticipated to be completed in 2008.
A summary of restructuring charges incurred as part of the Plan for the three month period ended June 30, 2008 follows:

(In thousands of dollars)

Severance	$349
Exit Costs	469
Asset Impairments	51
Other	—

Total Restructuring Charges	$869

The following tables summarize the changes in the Company’s liability relating to the Plan for the six month period ended June 30, 2008:

(In thousands of dollars)

Balance December 31, 2007	$886
Severance payments made	(1,676)
Additional severance reserve made	1,121
Net Payments for sublease real estate impaired	(195)
Exit cost reserved at period end	427
Payment of other expenses reserved for at prior period end	(33)

Balance, June 30, 2008	$530

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
On June 27, 2008 the Company entered into a Preferred Stock Purchase Agreement with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”), for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Mandatory Redeemable Preferred Stock of the Company, par value $1.00 per share (the “Series B Preferred Stock”), and (ii) warrant to purchase 1,000,000 shares of the Company’s common stock, par value $.01 per share, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million.
RESTRUCTURING
In 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure with its current level of activity. As a result, the Company incurred approximately $2.1 million in restructuring costs through the second quarter of 2008 and incurred $2.7 million in restructuring costs during the fourth quarter of 2007. The plan includes a reduction in IT and operations support headcount, outsourcing the Company’s clearing operations, and eliminating excess office space. The restructuring costs incurred to date of $4.8 million are expected to yield approximately $6.1 million in annual savings.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
The Company anticipates that it will incur additional restructuring costs related to occupancy as we reduce excess office space in Boston and San Francisco, and is currently evaluating these costs.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Financial Overview
Three Months Ended June 30, 2008 and 2007
Net revenues for the second quarter of 2008 were $34.1 million, an increase of $24.3 million, or 248%, from $9.8 million in the second quarter of 2007. Pre-tax loss from continuing operations in the second quarter was $0.3 million compared to a loss of $5.8 million in the prior year quarter. The Company reported a net loss of $1.1 million, or $(0.02) per common share, for the second quarter of 2008, compared to a net loss of $5.0 million, or $(0.32) per common share, for the second quarter of 2007.

	Three Months Ended
	June 30
(In thousands of dollars)	2008	2007

Revenues:
Commissions	$971	$1,262
Principal transactions	20,739	5,181
Investment banking	3,529	2,342
Investment banking revenue from affiliate	5,755	—
Investment gains	290	266
Interest	3,176	7,283
Fees and other	629	451

Total revenues	35,089	16,785
Interest expense	1,009	6,985

Net revenues	34,080	9,800

Expenses (excluding interest):
Compensation and benefits	26,126	9,061
Clearing, settlement and brokerage	667	857
Communications and data processing	2,239	2,009
Occupancy and depreciation	1,549	1,525
Selling	1,016	1,013
Restructuring	869	—
Other	1,867	1,113

Total expenses (excluding interest)	34,333	15,578

Loss before income taxes	(253)	(5,778)

Income tax expense (benefit)	763	(146)

Income (loss) from continuing operations	(1,016)	(5,632)
Income (loss) from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(79)	654

Net loss	$(1,095)	$(4,978)

Net interest income:
Interest income	$3,176	$7,283
Interest expense	1,009	6,985

Net interest income expense	$2,167	$298

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Net Revenue
Net revenue increased $24.3 million, or 248 percent, in the second quarter of 2008 to $34.1 million due primarily to an increase in sales and trading and investment banking related revenue of $22.3 million. A decrease in equity listed transactions resulted in an 23 percent decrease in commission revenue. Principal transaction revenue increased 300 percent compared to the second quarter 2007 as a result of increased net revenues in the Fixed Income division including the addition of the Debt Capital Markets group in March 2008.
Non-Interest Expense
Non-interest expense increased $18.8 million, or 120 percent, to $34.3 million in the second quarter of 2008.
Compensation and benefits expense increased 188 percent, or $17.1 million, to $26.1 million which was primarily related to an increase in net revenue of 248 percent.
Clearing, settlement, and brokerage costs of $0.7 million represented a 22 percent decline versus the second quarter of 2007, primarily due to a decrease in equity trading volumes offset by increases in activity of the Debt Capital Markets group.
Communications and data processing costs increased slightly to $2.2 million or 11 percent from $2.0 million due primarily to the addition of the Debt Capital Markets group.
Occupancy and depreciation expense and selling expense remained relatively unchanged.
Other expense increased $0.8 million, or 68 percent, in the second quarter of 2008 due to an increase in legal expense associated with the formation of a new capitalization and restructuring group within the Company’s Investment Banking division and an increase in employment fees.
The Company reported a tax expense of approximately $0.8 million and a tax benefit of approximately $0.1 million for the quarters ended June 30, 2008 and 2007, respectively. Included in the tax provision for the three months ended June 30, 2008 are approximately $0.8 million of increases in the gross amount of the unrecognized tax benefits related to the current year that, if recognized in the future, would affect the effective tax rate.
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

Equities	Three Months Ended June 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Sales and Trading	$1,700	$2,963	(43)%
Investment Banking	7,029	1,857	279%
Net Interest / Other	—	20	N/M

Total Net Revenue	$8,729	$4,840	80%

Pre-Tax Contribution	$793	$(3,704)	N/M

Equities Q2 2008 vs. Q2 2007
Net revenues in Equities decreased $1.3 million, or 43 percent, to $1.7 million in the second quarter of 2008. In the second quarter 2008, Equities represented 26 percent of consolidated net revenue, excluding the impact of other investment gains and interest, compared to 55 percent in the same period in 2007. In Equity Sales and Trading, the desk continues to experience declines in commission revenue due to declines in customer trading volumes. Equity Investment Banking net revenues increased 279 percent or $5.2 million versus the same period in the prior year primarily due to the addition of the new Recapitalization and Restructuring Group in the first quarter of 2008. The Company continued to expand its Equity Investment Banking group with the addition of two senior Investment Banking professionals in the second quarter of 2008.

Fixed Income	Three Months Ended June 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Sales and Trading	$20,129	$3,408	491%
Investment Banking	2,255	605	273%
Net Interest / Other	2,158	(98)	N/M

Total Net Revenue	$24,542	$3,915	527%

Pre-Tax Contribution	$6,183	$987	526%

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Fixed Income Q2 2008 vs. Q2 2007
Fixed Income net revenue increased 527 percent or $20.6 million, to $24.5 million in the second quarter of 2008. Increases were seen in sales and trading revenue of $16.7 million, in net interest/other of $2.3 million, and in investment banking revenue of $1.7 million. Sales and Trading net revenue increased 491 percent to $20.1 million primarily as a result of increases of $10.9 million from the Debt Capital Markets group, which began trading in March 2008, and Broadpoint Securities of $5.8 million. Fixed Income Investment Banking net revenue increased $2.2 million compared to the same period in 2007. The increase in net revenues positively impacted the pre-tax contribution, which increased $5.2 million compared to the same period in 2007. The Company furthered it’s Fixed Income capabilities with the addition of several professionals in the second quarter of 2008.

Other	Three Months Ended June 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Investment Gains	$1,126	$266	323%
Net Interest / Other	(317)	779	(141)%

Total Net Revenue	$809	$1,045	(23)%

Pre-Tax Contribution	$(7,229)	$(3,061)	136%

Other Q2 2008 vs. Q2 2007
Other net revenue decreased $0.2 million for the second quarter of 2008 compared to the same period in 2007. Profitability was negatively impacted primarily by costs associated with the previously announced restructuring plan and an increase in compensation and benefit expense associated with payments to a former employee under a previously disclosed employment agreement.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Financial Overview
Six Months Ended June 30, 2008 and 2007
Net revenues for the first half of 2008 were $51.4 million, an increase of $30.6 million, or 147% from $20.8 million reported in the first half of 2007. The Company reported a net loss of $10.3 million or $0.16 per common share for the first half of 2008 compared to a net loss of $9.4 million or $0.60 per common share for the first half of 2007. Pre-tax loss from continuing operations in the first six months of 2008 was $8.7 million compared to a loss of $12.2 million in the prior year period.

	Six Months Ended
	June 30
(In thousands of dollars)	2008	2007

Revenues:
Commissions	$1,251	$3,010
Principal transactions	34,805	10,893
Investment banking	3,824	4,900
Investment banking revenue from affiliate	6,130	—
Investment gains	237	505
Interest	7,851	8,661
Fees and other	1,153	900

Total revenues	55,251	28,869
Interest expense	3,828	8,047

Net revenues	51,423	20,822

Expenses (excluding interest):
Compensation and benefits	43,279	18,927
Clearing, settlement and brokerage costs	1,054	2,071
Communications and data processing	3,899	4,205
Occupancy and depreciation	3,106	3,148
Selling	2,087	1,970
Restructuring	2,063	—
Other	4,663	2,694

Total expenses (excluding interest)	60,151	33,015

Loss before income taxes	(8,728)	(12,193)

Income tax expense (benefit)	1,536	(503)

Income (loss) income from continuing operations	(10,264)	(11,690)
Income (loss) income from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(74)	2,250

Net loss	$(10,338)	$(9,440)

Net interest income:
Interest income	$7,851	$8,661
Interest expense	3,828	8,047

Net interest income expense	$4,023	$614

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Net Revenue
Net revenue increased $30.6 million, or 147 percent, in the first six months of 2008 to $51.4 million due primarily to increases in investment banking and principal transaction revenue, which increased 183 percent compared to the same period in 2007. The increase in principal transaction revenue is a result of increased net revenues in the Fixed Income division including the addition of the Debt Capital Markets group in March 2008.
Non-Interest Expense
Non-interest expense increased $27.1 million, or 82 percent, to $60.2 million in the first six months of 2008.
Compensation and benefits expense increased 129 percent, or $24.4 million, to $43.3 million. The increase was primarily related to an increase in net revenue of 147 percent.
Clearing, settlement, and brokerage costs of $1.1 million represented a 49 percent decline versus the same period in 2007. The decrease is due primarily to a decrease in Equities trading volumes partially offset by the Debt Capital Markets group.
Communications and data processing costs decreased $0.3 million or 7 percent to $3.9 million due primarily to a decrease in Equities trading volumes partially offset by the Debt Capital Markets group.
Occupancy and depreciation expense remained relatively unchanged at $3.1 million.
Selling expense increased 6 percent, to $2.1 million in the first six months of 2008 due primarily to an increase in travel and entertainment expense and dues and fees expenses.
Other expense increased $2.0 million, or 73 percent, in the first six months of 2008 due to an increase in legal expense associated with the formation of a new capitalization and restructuring group within the Company’s Investment Banking division and an increase in employment fees.
The Company reported a tax expense of approximately $1.5 million and a tax benefit of approximately $0.5 million for the six months ended June 30, 2008 and 2007, respectively. Included in the tax provision for the six months ended June 30, 2008 are approximately $1.5 million of increases in the gross amount of unrecognized tax benefits related to the current year that, if recognized in the future, would affect the effective tax rate.
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

Equities	Six Months Ended June 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Sales and Trading	$3,515	$7,979	(56)%
Investment Banking	7,504	4,109	83%
Net Interest / Other	—	33	N/M

Total Net Revenue	$11,019	$12,121	(9)%

Pre-Tax Contribution	$(3,619)	$(6,089)	(41)%

Equities YTD 2008 vs. YTD 2007
Net revenues in Equities decreased $1.1 million, or 9 percent, to $11 million in the first six months of 2008. During the first six months of 2008, Equity sales and trading decreased 56% or $4.5 million from the same period in the previous year. Equity Investment Banking net revenues increased 83 percent or $3.4 million versus the same period in the prior year primarily due to the addition of the new Recapitalization and Restructuring Group in the first quarter of 2008. The Company continued to expand its Equity Investment Banking group with the addition of two senior Investment Banking professionals in the second quarter of 2008.

Fixed Income	Six Months Ended June 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Sales and Trading	$32,731	$6,013	444%
Investment Banking	2,450	869	182%
Net Interest / Other	3,995	(339)	N/M

Total Net Revenue	$39,176	$6,543	499%

Pre-Tax Contribution	$11,242	$539	N/M

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Fixed Income YTD 2008 vs. YTD 2007
Fixed Income net revenue increased 499 percent or $32.6 million, to $39.2 million in the first six months of 2008. Increases were seen in sales and trading revenue of $26.7 million in net interest/other of $4.3 million and in investment banking revenue of $1.6 million. Sales and Trading net revenue increased 444 percent to $32.7 million primarily as a result of increases in net revenue of $14.4 million from the Debt Capital Markets division, which began trading in March 2008, and an increase in Broadpoint Securities sales and trading revenues of $12.3 million. Fixed Income Investment Banking net revenue increased $1.6 million compared to the same period in 2007 due to an increase in underwriting activity. The increase in net revenues led to a positive impact on profitability in pre-tax contribution, which increased $10.7 million compared to the same period in 2007. The Company furthered it’s Fixed Income capabilities with the addition of several professionals in the second quarter of 2008.

Other	Six Months Ended June 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Investment Gains	$1,200	$505	138%
Net Interest / Other	28	1,653	(98)%

Total Net Revenue	$1,228	$2,158	(43)%

Pre-Tax Contribution	$(16,351)	$(6,643)	146%

Other YTD 2008 vs. YTD 2007
Other net revenue decreased $0.9 million for the first six months of 2008 compared to the same period in 2007 due primarily to a decrease of $1.6 million in net interest income. Profitability was negatively impacted primarily by costs associated with the previously announced restructuring plan and an increase in compensation and benefit expense associated with payments to a former employee under a previously disclosed employment agreement.
Liquidity and Capital Resources
A substantial portion of the Company’s assets are liquid, consisting of cash and assets readily convertible into cash. These assets are financed primarily by the Company’s equity on deposit as well as payables to brokers and dealers, net. The level of assets and liabilities will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions.
On March 4, 2008, the Company closed a $20 million investment private placement whereby investors purchased approximately 11.6 million shares of common stock of the Company at $1.70 per share. A fund managed by MAST Capital Management, LLC, (“Mast”), a Boston-based investment manager that focuses on special situations debt and equity investment opportunities, led the investment purchasing 7.1 million of the approximately 11.6 million shares issued.
On June 27, 2008 the Company entered into a Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of the Series B Preferred Stock and (ii) warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. Cash dividends of 10% per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4% per annum accrues and is cumulative. The Series B Preferred Stock must be redeemed on or before June 27, 2012. See Note 11 of the Consolidated Financial Statements.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
The redemption prices are as follows:

Premium
Date	Call Factor

Prior to and including June 26, 2009	1.07
From June, 27 2009 to December 27, 2009	1.06
From December 28, 2009 to June 27, 2010	1.05
From June 28, 2010 to December 27, 2011	1.04
From December 28, 2011 to June 2012	1.00
In 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure with its current level of activity. As a result, the Company incurred approximately $2.8 million in restructuring costs during the fourth quarter of 2007 and incurred an additional $2.1 million in restructuring costs through the second quarter of 2008. The plan includes a reduction in IT and operations support headcount, outsourcing the Company’s clearing operations and eliminating excess office space. The Company anticipates that it will incur additional restructuring costs related to severance and occupancy as we reduce excess office space in Albany, Boston, and San Francisco, and is currently evaluating these costs. The restructuring is anticipated to be completed in 2008 and is expected to yield $6.1 million in annual savings.
On November 2, 2007, the Company entered into a Fifth Amendment to Sub-Lease Agreement (the “Albany Fifth Amendment”) with Columbia 677, L.L.C. (the “Albany Landlord”) pursuant to which the Company’s Sub-lease-Agreement with the Landlord dated August 12, 2003 concerning the lease of certain space in the building located at 677 Broadway, Albany, New York (the “Albany Premises”) was amended. The Amendment provided that the Company was to surrender a total of 15,358 square feet (the “Surrender Premises”) of the Albany Premises, a portion at a time, on or before three surrender dates: November 15, 2007, December 15, 2007 and April 1, 2008. If the Company failed to vacate the portion of the Surrender Premises on the applicable surrender dates, it would owe the Landlord $1,667 for each day of such failure. The Company failed to vacate 1,398 square feet of the Surrender Premises by April 1, 2008 and as a result began to incur the daily fee on such date. The Company vacated such portion of the Surrender Premises on April 25, 2008, and paid the Albany Landlord approximately $42,000. In consideration of the Landlord agreeing to the surrender of the Surrender Premises, the Amendment provided that the Company shall pay the Landlord a surrender fee equal to $1,050,000 payable in three installments, all of which were paid as of June 30, 2008.
On June 19, 2008, the Company entered into a Sixth Amendment to Sub-Lease Agreement amending a Sub-Lease Agreement dated August 12, 2003, as previously amended, by and between the Company and the Albany Landlord. Pursuant thereto and on certain conditions specified therein, the parties agreed that Tenant shall be entitled to surrender the entire 12th floor of the Building consisting of 6,805 square feet of space (the “12th Floor Surrender Premises”), reducing Tenant’s rentable square footage of leased property in the Building to 2,953 square feet. The Company vacated the 12th Floor Surrender Premises by June 30, 2008. In consideration therefore the Company paid the Landlord $388,703. This amount is included in Restructuring in the Company’s Statement of Operations.
On June 23, 2008, the Company entered into a Seventh Amendment of Lease (the “NYC Amendment”), amending the Agreement of Lease dated March 21,1996, as previously amended, by and between the Company and One Penn Plaza LLC (“NYC Landlord”), a New York limited liability company, for the lease of certain property located at One Penn Plaza, New York, New York. Pursuant thereto and on certain conditions specified therein, the parties agree that the term of the Lease for all of the premises currently leased by the Company on the 41st Floor and a portion of the premises on the 40th Floor will expire on October 31, 2008, as provided under existing lease terms, but that the term of the Company’s lease of the entire 42nd Floor and the remaining premises on the 40th Floor shall be extended until March 31, 2021, subject to further renewal. Under the NYC Amendment, the NYC Landlord will perform certain base building work, and will also provide a cash contribution of up to $1,582,848 towards the Company’s improvements. At the Company’s election, and pursuant to certain conditions, the Company may elect to convert a portion of such cash contribution (up to $1,000,000) to a rent credit equal to 90% of the amount so converted. In connection with the execution and delivery of the Amendment, the Company is required to provide to NYC Landlord a security deposit in the

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
amount of $2,107,490, either as cash or a letter of credit, to secure the performance of the Company’s obligations under the Lease. Under certain conditions, the Company is entitled to reduce the security deposit to $1,208,708 on April 1, 2014. The Company has arranged for an irrevocable standby letter of credit in favor of Landlord in the amount of $2,107,490 to be issued by the Bank of New York.
Regulatory
As of June 30, 2008, Broadpoint Capital and Broadpoint Securities were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of June 30, 2008, Broadpoint Capital had net capital , as defined, of $12.4 million and $11.4 million in excess of the $1.0 million required minimum net capital. Broadpoint Capital was reporting the level of its net capital to its FINRA representative on a weekly basis, and has provided these interim reports over the last several years. Subsequent to June 30, 2008, Broadpoint Capital was relieved from reporting these amounts to its FINRA representative on a weekly basis.
The Company enters into underwriting commitments to purchase securities as part of its investment banking business. Also, the Company may purchase and sell securities on a when-issued basis. As of June 30, 2008, the Company had no outstanding underwriting commitments and had not purchased or sold any securities on a when-issued basis.
Investments and Commitments
As of June 30, 2008, the Company had a commitment to invest up to an additional $1.3 million in the Partnership. The investment period expired in July 2006, however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.
The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner are George McNamee, a Director of the Company, Broadpoint Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and certain other employees of FATV. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company.
As of June 30, 2008, the Company had an additional commitment to invest up to $0.1 million in (EIF). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that this will be funded by the Company through operating cash flow.
On April 30, 2008, the Company entered into a Transition Agreement (the “Transition Agreement”) with FATV, FA Technology Holding, LLC (“NewCo”), Mr. McNamee, and certain other employees of FATV (such individuals, collectively, the “FATV Principals”), to effect a restructuring of the investment management arrangements relating to the Partnership, and the formation of FA Technology Ventures III, L.P., a new venture capital fund (“Fund III”). This restructuring will result in FATV ceasing to advise the Partnership and the creation of a new investment advisory company (NewCo). Fund III will be sponsored and managed by NewCo (which is independent of the Company and owned by certain of the FATV Principals) and its subsidiaries. Broadpoint’s Audit Committee approved of the Transactions pursuant to Broadpoint’s Related Party Transactions Policy.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Concurrent with the first closing of Fund III (the “Trigger Date”), FATV will assign all of its rights, interest, obligations and liabilities as investment advisor to the Partnership to NewCo. FATV will continue to operate consistent with current practice (operations, staffing and expenses) for the purpose of performing its duties to the Partnership and Broadpoint will provide funding for such operations through the date that is the earlier to occur of (i) the Trigger Date and (ii) December 31, 2008.
Pursuant to the Transition Agreement, and subject to certain conditions, Broadpoint will make a capital commitment of $10 million to Fund III (the “Broadpoint Commitment”) at the closing of Fund III at which the total commitments to Fund III (excluding the Broadpoint Commitment) exceed a threshold amount. If such threshold is not met by June 30, 2009, Broadpoint’s obligation to make the Broadpoint Commitment shall terminate. Broadpoint will also receive an equity interest in the general partner of Fund III, subject to the making of the Broadpoint Commitment. In addition, Broadpoint will have the right to receive additional compensation for capital commitments made to Fund III from certain investors introduced by Broadpoint’s affiliates.
It is also contemplated that, on the Trigger Date, each of the FATV Principals will resign from FATV and/or Broadpoint, as the case may be. Broadpoint has also agreed to assign to NewCo the name “FA Technology.”
Contingent Consideration
On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities Inc., now known as Broadpoint Securities, Inc. “Broadpoint Securities”, a New York-based broker-dealer and investment bank. Per the stock purchase agreement, the sellers were to receive future contingent consideration based on the following: For each of the three years ending May 31, 2005, May 31, 2006 and May 31, 2007, if Broadpoint Securities’ Pre-Tax Net Income (exclusive of certain intercompany charges, as defined) (i) is greater than $10 million, The Company was to pay to the sellers an aggregate amount equal to fifty percent (50%) of Broadpoint Securities’ Pre-Tax Net Income for such period or (ii) is equal to or less than $10 million, the Company was to pay them an aggregate amount equal to forty percent (40%) of Broadpoint Securities’ Pre-Tax Net Income for such period. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2004 through May 31, 2005, $2.2 million on contingent consideration was paid to the Sellers and from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration was paid to the Sellers on May 29, 2008. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2006 to May 31, 2007, no contingent consideration is payable to the Sellers for this period.
Contingent Liabilities
On September 14, 2007, the Company consummated the sale of the Municipal Capital Market Group of its subsidiary, Broadpoint Capital, Inc. to DEPFA Bank plc (“DEPFA”). In connection with such sale, the Company recognized a pre-tax gain on sale in the amount of $7.9 million. Pursuant to the asset purchase agreement, the Company was required to deliver an estimate of the accrued bonuses at closing and a final accrued bonus calculation thirty days following closing. The Company accrued the bonus consistent with the asset purchase agreement. All items arising from the sale of the Municipal Capital Markets Group were reflected in the Gain on Sale of Discontinued Operations. This includes the closing bonuses paid to employees and the reversal of restricted stock and deferred cash amortization as a result of the employees’ termination of employment. On October 30, 2007, DEPFA provided the Company notice that it was exercising its option pursuant to the agreement to appoint an independent accounting firm to conduct a special audit of the final accrued bonus amount. On June 26, 2008, DEPFA provided the Company notice that it was withdrawing its dispute of the final accrued bonus amount .
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
As of June 30, 2008, $17.3 million of goodwill and $1.2 million of amortizable customer intangibles have been recorded on Broadpoint Securities Group, Inc.’s financial statements. As a result of annual impairment testing at December 31, 2007, the goodwill related to the acquisition of Broadpoint Securities Inc. was determined not to be impaired.
Tax Valuation Allowance
At June 30, 2008, the Company has a valuation allowance against its deferred tax asset. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income. As a result, the Company does not anticipate that the payment of future taxes will have a significant negative impact on its liquidity and capital resources.
OFF-BALANCE SHEET ARRANGMENTS
Information concerning the Company’s off balance sheet arrangements are included in the Contractual Obligations section which follows. Except as set forth in such section, the Company has no off-balance sheet arrangements.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
CONTRACTUAL OBLIGATIONS
The following table sets forth these contractual obligations by fiscal year:

								All
(In thousands of dollars)	Total	2008	2009	2010	2011	2012	Thereafter	Others

Operating leases (net of sublease rental income)(1)	53,788	2,693	5,479	5,160	5,263	5,183	30,010	—
Guaranteed compensation payments (2)	2,493	123	2,370	—	—	—	—	—
Restructuring compensation payments (3)	71	71	—	—	—	—	—	—
Partnership and employee investment funds commitments (4)	1,600	1,600	—	—	—	—	—	—
Partnership transition commitment (5)	10,000		10,000
Mandatory Preferred Stock (6)	39,314	1,277	2,500	2,500	2,500	30,537	—	—
Subordinated debt (7)	1,663	—	465	287	108	208	595	—
Liabilities from unrecognized tax benefits (8)	2,600	—	—	—	—	—	—	2,600

Total	$111,529	$5,764	$20,814	$7,947	$7,871	$35,928	$30,605	$2,600

(1)	The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2021 (see Note 10 to the unaudited Condensed Consolidated Financial Statements.)

(2)	Guaranteed compensation payments primarily include various employment and consulting compensation arrangements.

(3)	Restructuring compensation payments are comprised of various severance agreements.

(4)	The Company has a commitment to invest in FA Technology Ventures L.P. (the “Partnership”) and an additional commitment to invest in funds that invest in parallel with the Partnership (see “Note 10 to the unaudited Condensed Consolidated Financial Statements”).

(5)	In connection with the Transition Agreement the Company entered into with FATV, FA Technology Holding, LLC, and the FATV Principals, the Company has a commitment to invest $10 million in Fund III, subject to certain conditions (see Note 10 to the unaudited Condensed Consolidated Financial Statements).

(6)	In connection with the Series B Preferred Stock Purchase Agreement on and effective June 27, 2008, the holders of Series B Preferred Stock are entitled to receive cash dividend of 10% per annum, payable quarterly, as well as dividends at rate of 4% per annum which accrue and are cumulative. The Company is required to redeem all of the Series B Preferred Stock on or before June 27, 2012 at the Redemption Price. (see Note 11 to the unaudited Condensed Consolidated Financial Statements.)

(7)	A select group of management and highly compensated employees are eligible to participate in the Broadpoint Securities Group, Inc. Deferred Compensation Plan for Key Employees (the “Plan”). The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan. The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Plan.

(8)	At June 30, 2008, the Company has a reserve for unrecognized tax benefits including related interest of $2.6 million. The Company is unable at this time to estimate the periods in which potential cash outflows relating to these liabilities would occur because the timing of the cash flows are dependent upon audit by the relevant taxing authorities. The Company presently has an ongoing audit with the State of New York. Management does not expect any significant change in unrecognized tax benefits in the next twelve months.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
NEW ACCOUNTING STANDARDS
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 sets forth the level authority attributed to a given accounting pronouncement. SFAS No. 162 contains no specific disclosure requirements. The effective date for implementation has yet to be determined.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Contracts” (SFAS No. 163). SFAS No. 163 requires disclosure of insurance enterprise’s risk-management activities. The effective date for SFAS No. 163 is for fiscal years beginning after December 15, 2008. SFAS No. 163 is not applicable to the Company.
In April of 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date for FSP 142-3 is for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 160 on the consolidated statement of financial condition and results of operations.
In June 2008, FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-06-1). EITF 03-06-1 applies to the calculation of earnings per share under FASB No. 128 “Earnings Per Share” for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The effective date for EITF 03-6-1 is for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on the consolidated statement of financial condition and results of operations.

BROADPOINT SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
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

(In thousands of dollars)	2008	2009	2010	2011	2012	2013	Thereafter	Total

Fair value of securities
Corporate bonds	$12,275	$6,859	$13,015	$4,649	$3,384	$12,128	$39,019	$91,329
State and municipal bonds	(4)	1	(2)	—	—	—	5	—
US Government and federal agency obligations	62	1,814	(15,207)	7	627	(9,085)	120,305	98,523

Subtotal	12,333	8,674	(2,194)	4,656	4,011	3,043	159,329	189,852

Equity securities	1,428	—	—	—	—	—	—	1,428
Investments	17,150	—	—	—	—	—	—	17,150
Other	515	—	—	—	—	—	—	515

Fair value of securities	$31,427	$8,674	$(2,194)	$4,656	$4,011	$3,043	$159,329	$208,946

The following is a discussion of the Company’s primary market risk exposures as of June 30, 2008, including a discussion of how those exposures are currently managed.
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
A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net inventory positions. The fair market value of these securities included in the Company’s inventory at June 30, 2008 was $190.4 million and $119.6 million at June 30, 2007. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates. At June 30, 2008, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $9.0 million and at June 30, 2007 it was $6.7 million. The actual risks and results of such adverse effects may differ substantially.
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

BROADPOINT SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
Marketable equity securities included in the Company’s inventory, which were recorded at a fair value of $1.4 million in securities owned at June 30, 2008 and $4.2 million in securities owned at December 31, 2007, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by stock exchanges and amounts to $0.1 million at June 30, 2008 and $0.4 million at June 30, 2007. The Company’s investment portfolio excluding the consolidation of the Employee Investment Fund at June 30, 2008 and June 30, 2007, had a fair market value of $17.2 million and $12.4 million, respectively. Equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations and for the Company’s investment portfolio excluding the consolidation of the Employee Investment Funds amounted to $1.7 million at June 30, 2008 and $1.2 million at June 30, 2007. There can be no assurance that the Company’s actual losses due to its equity price risk will not exceed the amounts indicated above. The actual risks and results of such adverse effects may differ substantially.
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
Broadpoint Securities and Broadpoint Capital clear customers’ securities transactions through a third party under a clearing agreement. Under these agreements, the clearing agent executes and settles customer securities transactions, collects margin receivables related to these transactions, monitors the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, requires the customer to deposit additional collateral with them or to reduce positions, if necessary.
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

BROADPOINT SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
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

Item 4. Controls and Procedures
As of the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company’s internal control over financial reporting occurred during the June 30, 2008 quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II-Other Information
Item 1. Legal Proceedings
In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was previously approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”). The Company acted as placement agent in that sale, and a number of persons who were employees and officers of the Company at that time, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The plaintiffs’ claims were referred back to the Bankruptcy Court for such consideration. Discovery is currently underway and is scheduled to close on or about September 15, 2008. The Bankruptcy Court has scheduled an evidentiary hearing on the motions to modify the sale order to commence on October 15, 2008. The Bankruptcy Court has indicated that it will hold a separate hearing to consider damages, only if it makes a finding of liability in connection with the motions to modify the sale order, 30 days after it resolves the motions to modify the sale order. The Company believes that it has strong defenses and intends to vigorously defend itself against the plaintiffs’ claims, and believes the claims lack merit. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period which resolved.
In early 2008, Broadpoint Capital hired Tim O’Connor and 9 other individuals to form a new capitalization and restructuring group within Broadpoint Capital’s Investment Banking division. Mr. O’Connor, the new Head of Broadpoint Capital’s Investment Banking Division and each of the other employees are former employees of Imperial Capital, LLC (“Imperial”). Upon Broadpoint Capital’s hiring of these employees, Imperial commenced an arbitration proceeding against Broadpoint Capital, Mr. O’Connor, another employee hired by Broadpoint Capital and a former employee of Imperial who is not employed by Broadpoint Capital before the Financial Industry Regulatory Authority (“FINRA”). In the arbitration, Imperial alleges various causes of action against Broadpoint Capital as well as the individuals based upon alleged violations of restrictive covenants in employee contracts relating to the non-solicitation of employees and clients. Imperial claims damages in excess of $100 million. Concurrently with the filing of the arbitration proceeding, Imperial sought and obtained a temporary restraining order in New York State Supreme Court, pending the conclusion of the FINRA arbitration hearing, enjoining Broadpoint from disclosing or making use of any confidential information of Imperial, recruiting or hiring any employees of Imperial and seeking or accepting as a client any client of Imperial, except those clients for whom any of the hired individuals had provided services as a registered representative while employed by Imperial. On April 17, 2008, Broadpoint Capital, the other respondents, and Imperial entered into a Partial Settlement whereby Imperial’s claims for injunctive relief were withdrawn and it was agreed the temporary restraining order would be vacated. Imperial’s remaining claim for damages will be arbitrated before FINRA at a hearing currently scheduled to commence in September 2008. The settlement provides, among other things, for the potential future payment of amounts from Broadpoint to Imperial contingent upon the successful consummation of, or receipt of fees in connection with, certain transactions. Broadpoint Capital believes that it has strong defenses to and intends to vigorously defend itself against Imperial’s remaining claims. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period in which resolved.
Due to the nature of the Company’s business, the Company and its subsidiaries are now, and likely in the future will be, involved in a variety of legal proceedings, including the matters described above. These include litigation, arbitrations and other proceedings initiated by private parties and arising from our underwriting, financial advisory or other transactional activities, client account activities and employment matters. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position. In addition, the securities industry is highly regulated. The Company and its subsidiaries are subject to both routine and unscheduled regulatory examinations of its business and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years securities firms have been subject to increased scrutiny and regulatory enforcement activity.

Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries. Periodically the Company and its subsidiaries receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The responses to these communications have in the past resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company’s business.
The Company has taken reserves in its financial statements with respect to legal proceedings to the extent it believes appropriate. However, accurately predicting the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles. Based on currently available information, the Company does not believe that any litigation, proceeding or other matter to which it is are a party or otherwise involved will have a material adverse effect on its financial position, results of operations and cash flows although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company’s operating results in that period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As reported on our Current Report on Form 8-K filed July 1, 2008, on June 27, 2008, the Company entered into the Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Preferred Stock and (ii) warrants to purchase 1,000,000 shares of Common Stock, at an exercise price of $3.00 per share, subject to customary anti-dilution provisions as described in the Common Stock Purchase Warrant, for an aggregate cash purchase price of $25 million. The Shares were sold for an aggregate purchase price of $25 million, with the proceeds from the sale to be used for general corporate purposes. The Shares were issued in a private placement in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended, on the basis that Mast is a sophisticated institutional investor and other representations made by Mast.
Item 4. Submission of matters to a vote of security holders
A.	Annual meeting was held on June 5, 2008.

B.	Election of Directors: (There were no broker non-votes with respect to the election of Directors)

			Withheld
	Votes For	Against	Authority
Class I Directors
George C. McNamee	63,605,805	—	1,535,815
Mark R. Patterson	63,663,740	—	1,477,880
Robert S. Yingling	64,356,378	—	785,242
Class II Directors
Lee Fensterstock	63,770,147	—	1,371,473
Christopher R. Pechock	63,394,262	—	1,747,358
Class III Directors
Wade D. Nesmith	64,246,078	—	895,542
Frank Plimpton	63,393,010	—	1,748,610
C.	Directors Whose Term of Office Continued After the Annual Meeting

Expiration of Term as Director
Dale Kutnick	2009
Peter J. McNierney	2009
D.	Other matters voted on at the Annual Meeting
1.	To consider and act upon a proposal to amend the Broadpoint Securities Group, Inc. 2007 Incentive Compensation Plan to increase the maximum number of shares authorized for issuance under the 2007 Plan by 10,675,000 shares, subject to adjustment;

For:	54,689,636
Against:	2,477,615
Abstain:	301,071
Broker non-votes:	7,673,298
2.	To consider and act upon a proposal to re-approve the Senior Management Bonus Plan;

For:	54,846,518
Against:	2,104,533
Abstain:	517,271
Broker non-votes:	7,673,298

3.	To consider and act upon a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2008;

For:	64,425,986
Against:	682,962
Abstain:	32,672
Broker non-votes:	—
Item 5. Other information
NONE

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

3.1	Certificate of Amendment of the Certificate of Incorporation of Broadpoint Securities Group dated June 28, 2008, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).

10.72	Amendment to Fully Disclosed Clearing Agreement dated April 10, 2008 by and between Broadpoint Securities, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2008 and incorporated herein by reference thereto).

10.73	Termination Agreement dated April 10, 2008 by and between Broadpoint Capital, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 16, 2008 and incorporated herein by reference thereto).

10.74	Fully Disclosed Clearing Agreement dated April 21, 2008 by and between Broadpoint Securities, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2008 and incorporated herein by reference thereto).

10.75	Transition Agreement, dated April 30, 2008, by and among Broadpoint Securities Group, Inc., FA Technology Ventures Corporation, FA Technology Holding, LLC, George C. McNamee, Gregory A. Hulecki, Kenneth A. Mabbs, Giri C. Sekhar, John A. Cococcia and Claire Wadlington (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).

10.76	Placement Agent Agreement, dated April 30, 2008, by and between Broadpoint Capital, Inc. and FA Technology Holding, LLC. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).

10.77	Form of Consent, Assignment and Assumption Agreement, to be entered into by FA Technology Ventures Corporation, FA Technology Holding, LLC and FATV GP LLC. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).

10.78	Sixth Amendment to Sub-Lease Agreement amending a Sub-Lease Agreement dated August 12, 2003, as previously amended, by and between Broadpoint Securities Group, Inc. and Columbia 677, L.L.C. (“Landlord”), dated June 19, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference thereto).

10.79	Seventh Amendment of Lease amending the Agreement of Lease dated March 21,1996, as previously amended, by and between Broadpoint Securities Group, Inc. and One Penn Plaza LLC (“Landlord”), dated June 23, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference thereto).

10.80	Preferred Stock Purchase Agreement with Mast Credit Opportunities I Master Fund Limited by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).

10.81	Common Stock Purchase Warrant, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).

Exhibit
Number	Description

10.82	Registration Rights Agreement, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).

10.83	Preemptive Rights Agreement, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).

10.84	Restricted Stock Unit Agreement dated June 30, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney, furnished herewith.

10.85	Restricted Stock Unit Agreement dated June 30, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock, furnished herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broadpoint Securities Group, Inc.
(Registrant)

Date:	August 14, 2008	/s/ Lee Fensterstock
Lee Fensterstock
Chief Executive Officer

Date:	August 14, 2008	/s/ Robert I. Turner
Robert I. Turner
Chief Financial Officer
(Principal Accounting Officer)