Form 10-Q
period 2008-09-30
BROADPOINT SECURITIES GROUP, INC.
filed 2008-11-14
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2008
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
     Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
79,647,062 shares of Common Stock were outstanding as of the close of business on October 31, 2008

BROADPOINT SECURITIES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

BROADPOINT SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
Part I – Financial Information
Item 1.  Financial Statements

(In thousands of dollars, except for per share amounts and
shares outstanding)	September 30	December 31
As of	2008	2007

Assets
Cash and cash equivalents	$18,077	$31,747
Cash and securities segregated for regulatory purposes	470	1,650
Receivables from:
Related party	451	—
Brokers, dealers and clearing agencies	14,799	2,921
Customers	—	3,239
Others	4,335	4,917
Securities owned, at fair value	405,946	185,790
Investments, at fair value	16,503	16,913
Office equipment and leasehold improvements, net	911	2,292
Goodwill	17,364	17,364
Intangible assets	1,120	445
Other assets	6,855	2,239

Total Assets	$486,831	$269,517

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing agencies	$318,963	$148,580
Customers	—	23
Others	1,542	2,937
Securities sold, but not yet purchased, at fair value	15,453	10,499
Accounts payable	3,630	2,918
Accrued compensation	24,157	13,214
Accrued expenses	7,219	5,882
Income taxes payable	131	131
Mandatory redeemable preferred stock, net of discount	24,129	—

Total Liabilities	395,224	184,184

Commitments and Contingencies
Temporary capital	—	104
Subordinated debt	1,662	2,962

Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 1,500,000 shares; issued 1,000,000 (Mandatory Redeemable)
Common stock; $.01 par value; authorized 100,000,000 shares; issued 78,393,303 and 59,655,940 ,respectively; and outstanding 76,646,549 and 57,898,259, respectively	783	596
Additional paid-in capital	230,325	203,653
Deferred compensation	954	1,583
Accumulated deficit	(139,876)	(120,700)
Treasury stock, at cost (1,746,754 shares and 1,757,681 shares, respectively)	(2,241)	(2,865)

Total Stockholders’ Equity	89,945	82,267

Total Liabilities and Stockholders’ Equity	$486,831	$269,517

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands of dollars except for per share
amounts and shares outstanding)	2008	2007	2008	2007

Revenues:
Commissions	$731	$984	$1,982	$3,995
Principal transactions	24,294	4,339	59,099	15,232
Investment banking	1,852	1,554	5,676	6,454
Investment banking revenue from related party	2,170	—	8,300	—
Investment (losses) gains	(647)	1,203	(410)	1,708
Interest	5,936	3,343	13,787	12,004
Fees and other	655	350	1,807	1,249

Total revenues	34,991	11,773	90,241	40,642
Interest expense	2,671	3,090	6,499	11,137

Net revenues	32,320	8,683	83,742	29,505

Expenses (excluding interest):
Compensation and benefits	28,275	11,597	71,554	30,524
Clearing, settlement and brokerage	821	589	1,875	2,660
Communications and data processing	3,343	1,802	7,279	6,008
Occupancy and depreciation	1,794	1,768	4,864	4,916
Selling	1,018	989	3,106	2,958
Restructuring	2,252	—	4,315	—
Other	2,738	1,803	7,399	4,497

Total expenses (excluding interest)	40,241	18,548	100,392	51,563

Loss from continuing operations before income taxes	(7,921)	(9,865)	(16,650)	(22,058)

Income tax expense (benefit)	870	(2,966)	2,405	(3,470)

Loss from continuing operations	(8,791)	(6,899)	(19,055)	(18,588)
Income (loss) from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(47)	5,224	(121)	7,473

Net loss	$(8,838)	$(1,675)	$(19,176)	$(11,115)

Per share data:
Basic earnings:
Continuing operations	$(0.13)	$(0.34)	$(0.28)	$(1.08)
Discontinued operations	—	0.26	—	0.43

Net loss	$(0.13)	$(0.08)	$(0.28)	$(0.65)

Diluted earnings:
Continuing operations	$(0.13)	$(0.34)	$(0.28)	$(1.08)
Discontinued operations	—	0.26	—	0.43

Net loss	$(0.13)	$(0.08)	$(0.28)	$(0.65)

Weighted average common and common equivalent shares outstanding:
Basic	70,139,716	20,388,132	67,526,046	17,202,217
Diluted	70,139,716	20,388,132	67,526,046	17,202,217

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30
(In thousands of dollars)	2008	2007

Cash flows from operating activities:
Net loss	$(19,176)	$(11,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,111	1,341
Disposal of office equipment and leasehold improvements	1,246	—
Deferred compensation	—	(22)
Amortization of debt on mandatory redeemable preferred stock	42	—
Amortization of discount on mandatory redeemable preferred stock	58	—
Unrealized investment (gains) losses	1,235	(1,832)
Realized losses (gains) on sale of investments	(825)	124
Services provided in exchange for common stock	6,419	4,141
Changes in operating assets and liabilities, net of effects from purchase of the Debt Capital Markets Group:
Cash and securities segregated for regulatory purposes	1,180	3,500
Securities purchased under agreement to resell	—	14,083
Net receivables from customers	3,216	1,686
Receivables from related party	(451)	—
Securities owned	(220,156)	168,731
Other assets	(3,987)	506
Net payable to brokers, dealers and clearing agencies	158,505	14,082
Net payables to others	(813)	4,625
Securities sold, but not yet purchased	4,954	(25,649)
Accounts payable and accrued expenses	12,974	(23,837)
Drafts payable	18	(5,075)
Income taxes payable, net	—	(131)

Net cash (used in) provided by operating activities	(54,450)	145,158

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(842)	(310)
Sale of office equipment and leasehold improvements	—	457
Payment for purchase of Debt Capital Markets Group	(809)	—
Purchases of investments	—	(2,512)
Proceeds from sale of investments	—	208

Net cash used in investing activities	(1,651)	(2,157)

Cash flows from financing activities:
Payment of short-term bank loans, net	—	(128,525)
Proceeds from issuance of mandatory redeemable preferred stock and warrant	25,000	—
Payments of notes payable	—	(12,667)
Payment of expenses for issuance of mandatory redeemable preferred stock	(671)	—
Payments of obligations under capitalized leases	—	(3,522)
Payment of subordinated debt	(1,300)	(1,462)
Proceeds from issuance of common stock	19,670	50,000
Payment of expenses for issuance of common stock	(268)	(3,908)
Payment for purchases of treasury stock	—	(94)

Net cash provided by (used in) financing activities	42,431	(100,178)

(Decrease) increase in cash	(13,670)	42,823
Cash at beginning of the period	31,747	4,192

Cash at the end of the period	$18,077	$47,015

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
Certain reclassifications have been made to the prior period financial statements to conform to the current period  presentation.  Also, we have revised the prior period condensed consolidated statement of financial position at December 31, 2007 to account for sale agreements entered into on to-be-announced (“TBA”) mortgage-backed securities. These TBA’s were previously accounted for as short securities sales and are now recorded as derivative transactions. This revision reduces securities owned by $5 million, securities sold, not yet purchased, at fair value by $65 million, increases Payables to brokers, dealers and clearing agencies by $60 million.   There is no impact to the condensed consolidated statement of operations.  We do not believe this revision is material to any of the previously issued financial statements, based on our assessment performed in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99.
In March 2008, the FASB issued FASB 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB 161”). FASB 161 amends and expands the disclosure requirements of FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. FASB 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of FASB 161 on the consolidated statement of financial condition and results of operations.
In April of 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date for FSP 142-3 is for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP No. 142-3 on the consolidated statement of financial condition and results of operations.
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
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP FAS 157-3”). FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commission on September 30, 2008, which provides general clarification guidance on determining fair value under FASB 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS 157-3 is effective October 10, 2008 and is not expected to have a material effect on our consolidated financial statements.
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
The weighted-average shares outstanding as calculated are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Weighted average shares for basic earnings per share	70,139,716	20,388,132	67,526,046	17,202,217
Effect of dilutive common equivalent shares	—	—	—	—

Weighted average shares and dilutive common stock equivalents for diluted earnings per share	70,139,716	20,388,132	67,526,046	17,202,217

For the three months and nine months ended September 30, 2008, the Company excluded approximately 3.1 million and 2.9 million restricted stock units, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. Had the Company been in a net income situation for the period such restricted stock units would have been included in the computation. Also, for the three months and nine months ended September 30, 2007, the Company excluded approximately 0.3 million restricted stock units in its computation of diluted earnings per share in both periods because they were anti-dilutive. Had the Company been in a net income situation such restricted stock units would have been included in the computation.  For the three months and nine months ended September 30, 2008, the Company excluded approximately 2.1 million and 2.3 million of options, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. Had the Company been in a net income situation such options would have been included in the computation.  Also, for the three months and nine months ended September 30, 2007, the Company excluded approximately 0.0 million of options in its computation of diluted earnings per share. For the three months and nine months ended September 30, 2008, the Company excluded approximately 3.7 million and 4.7 million of restricted stock awards, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. Had the Company been in a net income situation such options would have been included in the computation.  Also, for the three months and nine months ended September 30, 2007, the Company excluded approximately 0.0 million restricted stock units in its computation of diluted earnings. In addition, at September 30, 2008 and September 30, 2007, approximately 6.2 million and 1.9 million shares of restricted stock awards (see “Benefit Plans” note), which are included in shares outstanding and are excluded from weighted average shares used in the basic earnings per share computation because they were not vested as of September 30, 2008 and September 30, 2007, respectively.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Receivables from and Payables to Brokers, Dealers and Clearing Agencies
Amounts receivable from and payable to brokers, dealers and clearing agencies consist of the following:

	September 30	December 31
(In thousands of dollars)	2008	2007

Adjustment to record securities owned on a trade date basis, net	$—	$88
Securities failed-to-deliver	—	142
Syndicate receivables	955	939
Receivable from clearing agencies	13,844	1,752

Total receivables	$14,799	$2,921

Payable to clearing agencies	$318,963	$144,711
Securities failed-to-receive	—	3,869

Total payables	$318,963	$148,580

Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the unaudited condensed consolidated statements of financial condition.
4. Receivables from and Payables to Customers
At September 30, 2008 there were no receivables from or payables to customers.
At December 31, 2007, receivables from and payables to customers were mainly comprised of purchases or sales of securities by institutional customers. Delivery or receipt of these securities is made only when the Company is in receipt of the funds or securities from institutional customers.
The Company’s broker-dealer subsidiaries are parties to clearing agreements with clearing agents in connection with their securities trading activities.  If the clearing agent incurs a loss, it has the right to pass the loss through to such subsidiaries which, as a result, exposes the Company to off-balance-sheet risk.  The subsidiaries have retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent.  As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this indemnification.
During 2007 and through the second quarter of 2008, Broadpoint Capital, Inc. (“Broadpoint Capital”), the Company’s broker-dealer subsidiary, was self-clearing for transactions executed with institutional customers. Broadpoint Capital’s non-institutional customer securities transactions, including those of officers, directors, employees and related individuals, were cleared through a third party under a clearing agreement.  Under this agreement, the clearing agent executed and settled customer securities transactions, collected margin receivables related to these transactions, monitored the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, required the customer to deposit additional collateral with them or to reduce positions, if necessary.  In the event the customer was unable to fulfill its contractual obligations, the clearing agent had the option of either purchasing or selling the financial instrument underlying the contract, and as a result might have incurred a loss for which the clearing agent could have sought indemnification from Broadpoint Capital in the manner described in the prior paragraph.
5. Financial Instruments
The company adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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
Fair Valuation Methodology
Cash Instruments – These financial assets represent cash in banks or cash invested in liquid money market funds. These investments are valued at par and are reported as Level 1.
Securities Owned/Securities Sold But Not Yet Purchased – These financial assets represent investment in fixed income and equity securities.
Fixed income securities which are traded in active markets include on the run treasuries, investment grade debt, asset and mortgage backed securities including to-be-announced (“TBAs”), and corporate debt. The treasuries and TBAs are traded in active, highly liquid markets. These assets are classified as Level 1. As there is no quoted market for investment grade debt, asset and mortgage backed securities, and corporate debt, the Company utilizes observable market factors in determining fair value. These financial instruments are reported as Level 2. In certain circumstances, the Company may utilize unobservable inputs that reflect management’s own assumptions about the assumptions market participants would make. These financial assets are reported as Level 3.
In determining fair value for Level 2 financial instruments, management utilizes benchmark yields, reported trades as provided by TRACE for comparable trade sizes, issuer spreads, two sided markets, benchmark securities, bids and offers. These inputs relate either directly to the financial asset being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions). Additionally for certain mortgage backed securities, management also considers various characteristics such as issuer, underlying collateral, prepayment speeds, cash flows and credit ratings.
In determining fair value for Level 3 financial instruments, management maximizes the use of Level 2 inputs when available. Management utilizes factors such as bids that were received on the last day of the month, spreads to the yield curve on similar offered financial assets, or comparing spreads to similar financial assets that traded and had been priced through an independent pricing source. Management considers these pricing methodologies consistent with assumptions in how other market participants value certain financial assets. These pricing methodologies involve management judgment and as a result, lead to a Level 3 classification.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Management then evaluates the fair value against other factors and valuation models it deems relevant. These factors may be a recent purchase or sale of the financial asset at a price that differs from the fair value based upon observable inputs or economic events that impact the value of the asset such as liquidity in the market, political events or observations of equity curves related to the issuer. These same factors are utilized to value Level 3 financial assets where no observable inputs are available.
Equity securities are valued at quoted market prices. These financial assets are reported as Level 1. When quoted prices are not available, valuation models are applied to these financial assets. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Accordingly, these financial assets are recorded as Level 3.
Derivatives – In connection with mortgage-back securities trading, the Company hedges its exposure through the use of to-be-announced (“TBA”) securities. These derivatives are traded in an active quoted market and therefore are classified as Level 1.
Investments – These financial assets represent investments in partnerships.
Valuation models are applied to the underlying investments of the partnership which are important inputs into the valuation of the partnership interests. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Accordingly, these investments in partnerships are recorded as Level 3.
Transfers – Assets will transfer in and out of Level 3 based upon widening and tightening of spreads due to increased or decreased volumes and liquidity. During the third quarter of 2008, there was a widening of spreads due to increased volumes and increased liquidity. As a result, approximately $13 million of assets classified as Level 3 in the second quarter of 2008 were transferred out into Level 2.
The following table summarizes the categorization of the financial instruments within the fair value hierarchy at September 30, 2008:

(in thousands of dollars)	Assets at Fair Value
	Level 1	Level 2	Level 3	Total

Cash Instruments	$18,547	$—	$—	$18,547
Securities Owned	1,095	392,518	11,883	405,496
Derivatives(1)	450	—	—	450
Investments	—	—	16,503	16,503

Total Financial Assets At Fair Value	$20,092	$392,518	$28,386	$440,996

(in thousands of dollars)	Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total

Securities Sold But Not Yet Purchased	$11,589	$3,864	$—	$15,453

Total Financial Liabilities At Fair Value	$11,589	$3,864	$—	$15,453

(1)	Derivatives are reported in securities owned at fair value in the Consolidated Statements of Financial Condition.
The following tables summarize the changes in the Company’s Level 3 financial instruments for the three and nine month periods ended September 30, 2008:
Three Months Ended September 30, 2008

	Securities
	owned	Investments
(In thousands of dollars)	(1)	(2)	Total

Balance, June 30, 2008	$46,238	$17,150	$63,388
Realized gains(losses)	(430)	981	551
Unrealized gains(losses)	(1,056)	(1,628)	(2,684)
Purchases, sales and settlements	(19,863)	—	(19,863)
Transfers in and/or out of Level 3	(13,006)	—	(13,006)

Balance, September 30, 2008	$11,883	$16,503	$28,386

Unrealized gains(losses) on level 3 assets still held at the reporting date	$(1,656)	$2,617	$961

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2008

	Securities
	owned	Investments
(In thousands of dollars)	(1)	(2)	Total

Balance December 31, 2007	$64,822	$16,913	$81,735
Realized gains(losses)	(992)	981	(11)
Unrealized gains(losses)	(2,078)	(1,399)	(3,477)
Purchases, sales and settlements	(34,658)	8	(34,650)
Transfers in and/or out of Level 3	(15,211)	—	(15,211)

Balance, September 30, 2008	$11,883	$16,503	$28,386

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Realized and unrealized gains (losses) are reported in Investment gains (losses) in the Consolidated Statement of Operations.
6. Securities owned and sold, but not yet purchased
Securities owned and sold, but not yet purchased consist of the following:

	September 30, 2008		December 31, 2007
		Sold, but		Sold, but
		not yet		not yet
(In thousands of dollars)	Owned	purchased	Owned	purchased

Marketable Securities
U.S. Government and federal agency obligations	$317,170	$11,589	$133,068	$10,076
State and municipal bonds	—	—	6	1
Corporate obligations	86,752	3,863	48,481	—
Corporate stocks	947	1	3,249	98
Derivatives	450	—	37	324
Not Readily Marketable Securities
Securities with no publicly quoted market	542	—	659	—
Securities subject to restrictions	85	—	290	—

Total	$405,946	$15,453	$185,790	$10,499

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
7. Intangible Assets and Goodwill
Intangible Assets

	September 30	December 31
(In thousands of dollars)	2008	2007

Intangible assets
Customer related and other intangible assets (amortizable):
Broadpoint Securities, Inc. – Acquisition	$641	$641
Accumulated amortization	(236)	(196)
Broadpoint Debt Capital Markets – Acquisition	809	—
Accumulated amortization	(94)	—

Total Customer related and other intangible assets (amortizable)	$1,120	$445

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Customer related and other intangible assets are being amortized over 5 and 12 years. Future amortization expense is estimated as follows:

(In thousands of dollars)

2008 (remaining)	$55
2009	215
2010	215
2011	215
2012	215
2013	80
Thereafter	125

Total	$1,120

Goodwill

	September 30	December 31
(In thousands of dollars)	2008	2007

Goodwill (unamortizable):

Broadpoint Securities, Inc. – Acquisition	$17,364	$17,364

8. Investments
The Company’s investment portfolio includes interests in privately held companies. Information regarding these investments has been aggregated and is presented below.

	September 30	December 31
(In thousands of dollars)	2008	2007

Carrying Value
Privately held companies	$15,127	$15,436
Consolidation of Employee Investment Funds, net of Company’s ownership interest	1,376	1,477

Total carrying value	$16,503	$16,913

Investment gains (losses) were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands of dollars)	2008	2007	2008	2007

Private (net realized and unrealized gains (losses))	(647)	1,203	(410)	1,708

Investments in privately held companies include an investment of $15.1 million in FA Technology Ventures L.P. (the “Partnership”), which represented the Company’s maximum exposure to loss in the Partnership at September 30, 2008. The investment in the Partnership at September 30, 2007 was $14.1 million. The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital. At September 30, 2008 and September 30, 2007, total Partnership capital for all investors in the Partnership equaled $57.9 million and $55.0 million, respectively. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these financial statements, but has only recorded the fair value of its investment. FA Technology Ventures Corporation (“FATV”), a wholly-owned subsidiary, is the investment advisor to the Partnership. Revenues derived from the management of this investment and the Employee Investment Funds (as defined below) for the nine-month period ended September 30, 2008 and 2007 were $0.6 million and $0.7 million in consolidation, respectively. (See “Commitments and Contingencies,” Note 10 for further information regarding FATV).
The Company has consolidated its Employee Investment Funds (EIF). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company’s carrying value of the EIF at September 30, 2008 and September 30, 2007 is $0.1 million and $0.2 million, respectively, excluding the effects of consolidation. The Company has outstanding loans of $0.3 million from the EIF and is also committed to loan an additional $0.2 million to the EIF. The effect of consolidation at September 30, 2008 was to increase Investments by $1.4 million, decrease Receivable from Others by $0.3 million and increase payable to others by $1.1 million. The amounts in payable to others relates to the value of the EIF owned by employees. (See “Commitments and Contingencies,” Note 10 for further information regarding EIF).

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Payables to Others
Amounts payable to others consisted of the following at:

	September 30	December 31
(In thousands of dollars)	2008	2007

Drafts payable	$191	$173
Payable to Employees for the Employee Investment Funds (see “Investments,” Note 8)	1,096	1,158
Payable to Sellers of Descap Securities, Inc. (see “Commitments and Contingencies,” Note 10)	—	1,036
Others	255	570

Total	$1,542	$2,937

The Company maintains a group of “zero balance” bank accounts which are included in payable to others on the Statement of Financial Condition. Drafts payable represent amounts related to outstanding checks that have not yet been presented for payment at the bank. The Company has sufficient funds on deposit to clear these checks, and these funds will be transferred to the “zero-balance” accounts upon presentment. The Company maintained one “zero balance” account which was used as a cash management technique, permitted under Rule 15c3-3 of the Securities and Exchange Commission, to obtain federal funds for a fee, which is lower than prevailing interest rates, in amounts equivalent to amounts in customers’ segregated funds accounts with a bank. This cash management technique was discontinued in September 2007.
10. Commitments and Contingencies
Commitments:
FA Technology Ventures
As of September 30, 2008, the Company had a commitment to invest up to an additional $1.3 million in the Partnership. The investment period expired in July 2006, however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.
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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2008, the Company had an additional commitment to invest up to $0.1 million in EIF. The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that this will be funded by the Company through operating cash flow.
On April 30, 2008, the Company entered into a Transition Agreement (the “Transition Agreement”) with FATV, FA Technology Holding, LLC (“NewCo”), Mr. McNamee, and certain other employees of FATV (such individuals, collectively, the “FATV Principals”), to effect a restructuring of the investment management arrangements relating to the Partnership, and the formation of FA Technology Ventures III, L.P., a new venture capital fund (“Fund III”). This restructuring will result in FATV ceasing to advise the Partnership and the creation of a new investment advisory company (“NewCo”). Fund III will be sponsored and managed by NewCo (which is independent of the Company and owned by certain of the FATV Principals) and its subsidiaries. The Company’s Audit Committee approved of the Transactions pursuant to its Related Party Transactions Policy.
Concurrent with the first closing of Fund III (the “Trigger Date”), FATV will assign all of its rights, interests, obligations and liabilities as investment advisor to the Partnership to NewCo. FATV will continue to operate consistent with current practice (operations, staffing and expenses) for the purpose of performing its duties to the Partnership, and the Company will provide funding for such operations through the date that is the earlier to occur of (i) the Trigger Date and (ii) December 31, 2008.
Pursuant to the Transition Agreement, and subject to certain conditions, the Company will make a capital commitment of $10 million to Fund III (the “Broadpoint Commitment”) at the closing of Fund III at which the total commitments to Fund III (excluding the Broadpoint Commitment) exceed a threshold amount. If such threshold is not met by June 30, 2009, the Company’s obligation to make the Broadpoint Commitment shall terminate. The Company will also receive an equity interest in the general partner of Fund III, subject to the making of the Broadpoint Commitment. In addition, the Company will have the right to receive additional compensation for capital commitments made to Fund III from certain investors introduced by its affiliates.
It is also contemplated that, on the Trigger Date, each of the FATV Principals will resign from FATV and/or the Company, as the case may be. The Company has also agreed to assign to NewCo the name “FA Technology.”
Mandatory Redeemable Preferred Stock
On June 27, 2008 the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”) for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Mandatory Redeemable Preferred Stock of the Company, par value $1.00 per share (the “Series B Preferred Stock”) and (ii) warrant to purchase 1,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million (the “Preferred Private Placement”). Cash dividends of 10 percent per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012. (See “Mandatory Redeemable Preferred Stock,” Note 11.)
The redemption prices are as follows:

Premium
Date	Call Factor

Prior to and including June 26, 2009	1.07
From June 27, 2009 to December 27, 2009	1.06
From December 28, 2009 to June 27, 2010	1.05
From June 28, 2010 to December 27, 2011	1.04
From December 28, 2011 to June 2012	1.00

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contingent Consideration: On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities Inc., subsequently known as Broadpoint Securities. Per the stock purchase agreement, the sellers were to receive future contingent consideration based on the following: For each of the three years ending May 31, 2005, May 31, 2006 and May 31, 2007, if Broadpoint Securities’ Pre-Tax Net Income (exclusive of certain intercompany charges, as defined) (i) is greater than $10 million, the Company was to pay to the sellers an aggregate amount equal to fifty percent (50%) of Broadpoint Securities’ Pre-Tax Net Income for such period or (ii) is equal to or less than $10 million, the Company was to pay them an aggregate amount equal to forty percent (40%) of Broadpoint Securities’ Pre-Tax Net Income for such period. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2004 through May 31, 2005, $2.2 million on contingent consideration was paid to the Sellers and from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration was paid to the Sellers on May 29, 2008. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2006 to May 31, 2007, no contingent consideration is payable to the Sellers for this period.
On September 14, 2007, the Company consummated the sale of the Municipal Capital Market Group of its subsidiary, Broadpoint Capital to DEPFA Bank plc (“DEPFA”). In connection with such sale, the Company recognized a pre-tax gain on sale in the amount of $7.9 million. Pursuant to the asset purchase agreement, the Company was required to deliver an estimate of the accrued bonuses at closing and a final accrued bonus calculation thirty days following closing. The Company accrued the bonus consistent with the asset purchase agreement. All items arising from the sale of the Municipal Capital Markets Group were reflected in the Gain on Sale of Discontinued Operations. This includes the closing bonuses paid to employees and the reversal of restricted stock and deferred cash amortization as a result of the employees’ termination of employment. On October 30, 2007, DEPFA provided the Company notice that it was exercising its option pursuant to the agreement to appoint an independent accounting firm to conduct a special audit of the final accrued bonus amount. On June 26, 2008, DEPFA provided the Company notice that it was withdrawing its dispute of the final accrued bonus amount.
Leases: The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options and escalation clauses, and which expire at various times through 2021. To the extent the Company is provided tenant improvement allowances funded by the lessor, they are amortized over the initial lease period and serve to reduce rent expense. To the extent the Company is provided free rent periods, the Company recognizes the rent expense over the entire lease term on a straightline basis.
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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On June 23, 2008, the Company entered into a Seventh Amendment of Lease (the “NYC Amendment”), amending the Agreement of Lease dated March 21,1996, as previously amended, by and between the Company and One Penn Plaza LLC (“NYC Landlord”), a New York limited liability company, for the lease of certain property located at One Penn Plaza, New York, New York.  Pursuant thereto and on certain conditions specified therein, the parties agree that the term of the Lease for all of the premises currently leased by the Company on the 41st Floor and a portion of the premises on the 40th Floor will expire on October 31, 2008, as provided under existing lease terms, but that the term of the Company’s lease of the entire 42nd Floor and the remaining premises on the 40th Floor shall be extended until March 31, 2021, subject to further renewal. Under the NYC Amendment, the NYC Landlord will perform certain base building work, and will also provide a cash contribution of up to $1,582,848 towards the Company’s improvements.  At the Company’s election, and pursuant to certain conditions, the Company may elect to convert a portion of such cash contribution (up to $1,000,000) to a rent credit equal to 90 percent of the amount so converted. In connection with the execution and delivery of the Amendment, the Company is required to provide to NYC Landlord a security deposit in the amount of $2,107,490, either as cash or a letter of credit, to secure the performance of the Company’s obligations under the Lease.   Under certain conditions, the Company is entitled to reduce the security deposit to $1,208,708 on April 1, 2014.  An irrevocable standby letter of credit in favor of the Landlord was issued in the amount of $2,107,490 by the Bank of New York Mellon on behalf of the Company.
Future minimum annual lease payments, and sublease rental income, are as follows:

	Future
	Minimum	Sublease
	Lease	Rental	Net Lease
(In thousands of dollars)	Payments	Income	Payments

2008 (remaining)	$1,562	$139	$1,423
2009	5,636	169	5,467
2010	5,281	158	5,123
2011	5,244	100	5,144
2012	5,124	99	5,025
2013	4,998	91	4,907
Thereafter	23,721	—	23,721

Total	$51,566	$756	$50,810

Litigation
In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”).  The Company acted as placement agent in that sale, and a number of employees and officers of the Company, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs’ claims were referred back to the Bankruptcy Court for such consideration.  An evidentiary hearing on the motions to modify the sale order commenced on October 15, 2008, and additional hearing dates are expected to be scheduled over the next few months. The Bankruptcy Court has indicated that it will hold a separate hearing to consider damages, only if it makes a finding of liability in connection with the motions to modify the sale order, 30 days after it resolves the motions to modify the sale order.  The Company believes that it has strong defenses and intends to vigorously defend itself against the plaintiffs’ claims, and believes that the claims lack merit.  However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period resolved.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In early 2008, Broadpoint Capital hired Tim O’Connor and 9 other individuals to form a new restructuring and recapitalization group within Broadpoint Capital’s Investment Banking division. Mr. O’Connor, the new Head of Broadpoint Capital’s Investment Banking Division and each of the other employees are former employees of Imperial Capital, LLC (“Imperial”). Upon Broadpoint Capital’s hiring of these employees, Imperial commenced an arbitration proceeding against Broadpoint Capital, Mr. O’Connor, another employee hired by Broadpoint Capital and a former employee of Imperial who is not employed by Broadpoint Capital before the Financial Industry Regulatory Authority (“FINRA”). In the arbitration, Imperial alleged various causes of action against Broadpoint Capital as well as the individuals based upon alleged violations of restrictive covenants in employee contracts relating to the non-solicitation of employees and clients. Imperial claimed damages in excess of $100 million. Concurrently with the filing of the arbitration proceeding, Imperial sought and obtained a temporary restraining order in New York State Supreme Court, pending the conclusion of the FINRA arbitration hearing, enjoining Broadpoint from disclosing or making use of any confidential information of Imperial, recruiting or hiring any employees of Imperial and seeking or accepting as a client any client of Imperial, except those clients for whom any of the hired individuals had provided services as a registered representative while employed by Imperial. On April 17, 2008, Broadpoint Capital, the other respondents, and Imperial entered into a Partial Settlement whereby Imperial’s claims for injunctive relief were withdrawn and it was agreed the temporary restraining order would be vacated. Imperial’s remaining claim for damages were to be arbitrated before FINRA at a hearing that was scheduled to commence in September 2008. The Partial Settlement provides, among other things, for the potential future payment of amounts from Broadpoint to Imperial contingent upon the successful consummation of, or receipt of fees in connection with, certain transactions. On September 16, 2008, the Company agreed to a Settlement resolving all remaining claims among the parties. In particular, in exchange for a $500,000 payment from Broadpoint Capital, Imperial released its claims against the respondents.  In addition, the respondents released the claims and defenses raised by them against Imperial (including third-party claims asserted against Imperial by Tim O’Connor), and the FINRA case was dismissed. The terms and conditions of the Partial Settlement remain in effect.
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
Other
The Company utilizes various economic hedging strategies to actively manage its market, credit and liquidity exposures. The Company also enters into underwriting commitments to purchase securities as part of its investment banking business and may purchase and sell securities on a when-issued basis. At September 30, 2008, the Company had no outstanding underwriting commitments, had not purchased or sold any securities on a when-issued basis, and had entered into sale agreements on to-be-announced (“TBA”) mortgage-backed securities in the amount of $89 million.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Mandatory Redeemable Preferred Stock
On June 27, 2008 the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”) for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Mandatory Redeemable Preferred Stock of the Company, par value $1.00 per share (the “Series B Preferred Stock”) and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million (the “Preferred Private Placement”). The mandatory redeemable preferred stock is recorded as a liability per SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity.
The Preferred Stock Purchase Agreement and the Series B Preferred Stock include, among other things, certain negative covenants and other rights with respect to the operations, actions and financial condition of the Company and its subsidiaries so long the Series B Preferred Stock remains outstanding. Cash dividends of 10 percent per annum must be paid on the Series B Preferred Stock quarterly, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012.
The redemption prices are as follows:

Premium
Date	Call Factor

Prior to and including June 26, 2009	1.07
From June 27, 2009 to December 27, 2009	1.06
From December 28, 2009 to June 27, 2010	1.05
From June 28, 2010 to December 27, 2011	1.04
From December 28, 2011 to June 2012	1.00
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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
13. Subordinated Debt
A select group of management and highly compensated employees are eligible to participate in the Broadpoint Securities Group, Inc. Deferred Compensation Plan for Key Employees (the “Plan”). The employees enter into subordinated loans with Broadpoint Capital to provide for the deferral of compensation and employer allocations under the Plan. The New York Stock Exchange approved Broadpoint Capital’s subordinated debt agreements related to the Plan. Pursuant to these approvals, these amounts are allowable in Broadpoint Capital’s computation of net capital. The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Plan. Principal debt repayment requirements, which occur on or about April 15th of each year, as of September 30, 2008, are as follows:

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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
15. Income Taxes
Income tax expense is recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using current tax rates. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset will not be realized. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a full valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at September 30, 2008 and December 31, 2007. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit of the deferred tax assets will not be realized. In the event actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.
The Company reported a tax expense of approximately $0.9 million and a tax benefit of approximately $3.0 million for the three months ended as of September 30, 2008 and 2007, respectively. The Company reported a tax expense of approximately $2.4 million and a tax benefit of approximately $3.5 million for the nine months ended as of September 30, 2008 and 2007, respectively. Included in the three and nine month tax provisions of 2008 are approximately $0.9 million and $2.4 million, respectively, of increases in the gross amount of unrecognized tax benefits related to the current year that, if recognized in the future, would affect the effective tax rate.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has an ongoing audit with the State of New York for the tax years ended 2004, 2005, and 2006. The unrecognized tax benefits of the Company recorded pursuant to the company’s adoption of FASB interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, could significantly change over the next twelve months due to the expiration of the statute of limitations on approximately $0.8 million of unrecognized tax benefits.
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
16. Benefit Plans
The Company has established several stock incentive plans through which employees of the Company may be awarded stock options, stock appreciation rights, restricted stock/restricted stock units, which expire at various times through April 25, 2017. The following is a recap of all plans as of September 30, 2008:

Shares authorized for issuance	29,894,137

Share awards used:
Stock options granted and outstanding	4,045,996
Restricted stock awards granted and unvested	7,093,354
Restricted stock units granted and unvested	6,423,214
Restricted stock units granted and vested	1,882,500
Restricted stock units committed not yet granted	1,125,000

Total share awards used	20,570,064

Shares available for future awards	9,324,073

The 2007 Incentive Compensation Plan “the Incentive Plan” allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, performance awards, or other stock based awards. The Incentive Plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 25 percent of the number of shares issued and outstanding immediately prior to the grant. On January 29, 2008, the Board of Directors adopted an amendment to the Incentive Plan, subject to shareholder approval, to increase the maximum number of shares of common stock authorized for issuance under the Incentive Plan to the sum of 10,675,000 shares, subject to adjustment, and 25 percent of the number of shares issued and outstanding immediately prior to the grant of an award. Shareholders of the Company approved the amendment to the Incentive Plan at the Company’s 2008 Annual Meeting.
The increase in shares available enabled the Company, among other things, to award restricted stock units and/or shares of restricted stock to certain new employees in connection with the Company’s hiring of employees into its new Debt Capital Markets’ group.
For the nine-month periods ended September 30, 2008 and September 30, 2007, total compensation expense for share based payment arrangements was $6.5 million and $4.1 million respectively, the related tax benefit was $0.0 and $0.0. At September 30, 2008, the total compensation expense related to non-vested awards not yet recognized was $22.6 million, which is expected to be recognized over the remaining weighted average vesting period of 3.8 years.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The restricted stock units committed but not yet granted are based on employment agreements for the Chairman and Chief Executive Officer and the President and Chief Operating Officer. The employment agreements include a set vesting schedule and performance targets as determined by the Board of Directors in consultation with such officer.
Options: Options granted under the Incentive Plan have been granted at not less than fair market value, vest over a maximum of five years, and expire one to ten years after grant date. Unvested options are typically forfeited upon termination of employment. Option transactions for the nine-month period ended September 30, 2008, under the Incentive Plan were as follows:

		Weighted
	Shares Subject	Average Exercise
	to Option	Price

Balance at December 31, 2007	1,035,962	$8.24
Options granted	3,750,000	1.43
Options exercised	—	—
Options forfeited	(739,966)	9.43

Balance at September 30, 2008	4,045,996	$1.68

At September 30, 2008, the stock options that were exercisable had a remaining average contractual term of 3.5 years. At September 30, 2008, the intrinsic value of vested options was approximately $1.9 million for which no tax benefits have been included.
The following table summarizes information about stock options outstanding under the Incentive Plan at September 30, 2008:

	Outstanding			Exercisable
Exercise			Average		Average
Price		Average Life	Exercise		Exercise
Range	Shares	(years)	Price	Shares	Price

$1.43-$1.64	3,850,000	3.49	$1.44	1,283,334	$1.44
$4.61-$5.80	98,359	3.95	5.59	98,359	5.59
$6.00-$7.17	12,666	4.75	6.47	12,666	6.47
$8.23-$14.98	84,971	.88	9.02	84,971	9.02

	4,045,996	3.45	$1.68	1,479,330	$2.19

Restricted Stock Awards/Restricted Stock Units: Restricted stock awards under the Incentive Plan and the 2003 Non-Employee Directors Stock Plan have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 3-5 years. The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. Restricted stock units are generally subject to forfeiture conditions similar to those of the Company’s restricted stock awards granted under its other stock incentive plans historically. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unvested restricted stock awards/restricted stock units for the period ended September 30, 2008, under the Incentive Plan were as follows:

		Weighted		Weighted
		Average		Average
		Grant-		Grant Date
	Unvested	Date	Unvested	Fair Value
	Restricted Stock	Restricted	Restricted	Restricted
	Awards	Stock	Stock Units	Stock Unit

Balance at December 31, 2007	87,882	$4.96	4,455,000	$1.54
Granted	7,107,060	1.86	3,643,214	2.04
Vested	(48,316)	4.30	(1,385,000)	1.54
Forfeited	(53,272)	1.91	(290,000)	1.59

Balance at September 30, 2008	7,093,354	$1.87	6,423,214	$1.80

The total fair value of awards vested, based on the fair market value of the stock on the vest date, during the nine month periods ending September 30, 2008 and 2007 was $4.4 million and $1.8 million, respectively. The total unamortized value of the unvested awards was $22.6 million and $3.8 million at September 30, 2008 and September 30, 2007, respectively.
17. Net Capital Requirements
Broadpoint Capital is subject to the net capital requirements of Rule 15c3-1 of the Securities and Exchange Act of 1934 as amended (the “Net Capital Rule”), which requires the maintenance of a minimum net capital. Broadpoint Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater. As of September 30, 2008, Broadpoint Capital had net capital, as defined, of $10.42 million and $10.17 million in excess of the $0.25 million required minimum net capital.
Broadpoint Securities is also subject to the Net Capital Rule which requires the maintenance of minimum net capital of $100,000 or 6 2/3 percent of aggregate indebtedness, whichever is greater. Aggregate indebtedness to net capital shall not exceed 15:1. At September 30, 2008, Broadpoint Securities had net capital, as defined, of $17.91 million, which was $16.66 million in excess of its required minimum net capital of $1.25 million. Broadpoint Securities ratio of aggregate indebtedness to net capital was 1.05:1.
18. Derivative Financial Instruments
Market Risk
Derivative financial instruments involve varying degrees of off-balance-sheet market risk, whereby changes in the level or volatility of interest rates, or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of the amounts currently reflected in the Condensed Consolidated Statements of Financial Condition as Securities owned and Securities sold at fair value, with realized and unrealized gains and losses recognized in principal transactions in the Condensed Consolidated Statements of Operations on a trade date basis.
Derivatives entered into by the Company include sale agreements on to-be-announced (“TBA”) mortgage-backed securities. The Company enters into derivatives to facilitate proprietary trading and to manage its risk exposures arising from trading assets and liabilities. The settlement of these transactions is not expected to have a material effect upon our consolidated financial statements.
Derivative Financial Instruments
The Company accounts for certain financial assets and liabilities at fair value in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. A derivative is an instrument whose value is derived from an underlying instrument or index.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acting in a trading capacity, the Company may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities.
19. Segment Analysis
In an effort to reflect the Company’s segments in a manner more consistent with the way in which they are currently managed, the Company is reflecting five business segments rather than the previously reported three business segments.  Beginning in the third quarter of 2008, the Equities segment is now reported as two segments, Equities and Investment Banking and the Fixed Income segment is now reported as two segments, Broadpoint Descap and Debt Capital Markets.  Prior period disclosures have been adjusted to conform to the current quarter’s presentation.
The Company is organized around products and operates through five segments: Equities, Broadpoint Descap, Debt Capital Markets, Investment Banking, and Other. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.
The Company’s Equity Capital Markets business (ECM) consists of Equity Research, Sales, and Trading. Equity Sales and Trading provides equity executions and research to institutional investors and generates revenues primarily through commissions on executing equity transactions.
The Company’s Broadpoint Descap division specializes in the primary issuance and secondary trading mortgage-backed and asset backed securities and generates revenues primarily through principal transactions and other trading activities.
The Company’s Debt Capital Markets division provides trade executions to institutional investors and generates revenues primarily through commissions on the sale of investment grade and high yield bonds and government bonds.
The Company’s Investment Banking business generates revenues by providing financial advisory, capital raising, mergers and acquisitions, and restructuring services to companies and by providing financial advisory and capital raising services in structuring asset-backed securities.
The Company’s Other segment includes primarily costs related to corporate overhead and the results from the Company’s venture capital investment. The Company’s venture capital business generates revenue through the management of and investment in FA Technology Ventures, Inc. Other also includes Restructuring expenses from the Company’s plan announced on October 17, 2007 whereby the Company determined that it would outsource certain administrative functions, consolidate certain of such administrative functions in its New York City location, and reduce staff in order to properly size its business consistent with its current level of activity. The Company has completed its restructuring plan to properly size its infrastructure.
During 2007, the Company discontinued its Municipal Capital Markets and Taxable Municipal groups, which were previously included in the Fixed Income segment. Also in 2007 the Company discontinued the Fixed Income Middle Markets group, which was previously included in the Fixed Income Other segment.
Sales and Trading net revenues consist of revenues derived from commissions, principal transactions, net interest, and other fee related revenues. Certain expenses not directly associated with specific reportable business segments were not allocated during 2008 to each reportable business segment’s net revenues, these expenses are reflected in the Other segment.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information concerning operations in these segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands of dollars)	2008	2007	2008	2007

Net revenue (including net interest income)
Equities

Sales and Trading	$827	$2,149	$4,311	$10,166
Investment Banking	—	—	434	539

Total Equities	827	2,149	4,745	10,705

Broadpoint Descap
Sales and Trading	13,630	3,145	34,940	8,963
Investment Banking	—	3	85	727

Total Broadpoint Descap	13,630	3,148	35,025	9,690

Debt Capital Markets
Sales and Trading	14,639	—	30,054	—
Investment Banking	685	—	3,050	—

Total Debt Capital Markets	15,324	—	33,104	—

Investment Banking	3,339	1,527	10,437	5,093

Other	(800)	1,859	431	4,017

Total Net Revenue	$32,320	$8,683	$83,742	$29,505

Loss before income taxes and discontinued operations
Equities	$(4,435)	$(5,243)	$(9,178)	$(11,508)
Descap	5,497	167	14,500	706
Debt Capital Markets	1,612	—	3,246	—
Investment Banking	(5)	(921)	591	(745)
Other	(10,590)	(3,868)	(25,809)	(10,511)

Loss before income taxes and discontinued operations	$(7,921)	$(9,865)	$(16,650)	$(22,058)

The Company’s segments’ financial policies are the same as those described in the “Summary of Significant Accounting Policies” note in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Asset information by segment is not reported since the Company does not produce such information. All assets are primarily located in the United States of America.
20. Related Party Transactions
Investment banking revenue from related parties disclosed on the Condensed Consolidated Statement Of Operations represents $2.2 million and $8.3 million of fees received for the three month and nine month periods ended September 30, 2008, respectively, for advisory engagements performed for the majority shareholder of the Company.
21. Discontinued Operations
On September 14, 2007, the Company completed the asset sale agreement with DEPFA for the sale of the Municipal Capital Markets Group of the Company’s subsidiary, Broadpoint Capital, in connection with which the Company recognized a pre-tax gain on sale in the amount of $7.9 million. In June 2007, the Company closed its Fixed Income Middle Markets division following the departure of the employees of the group. In April 2007, the Company closed its Institutional Convertible Bond Arbitrage Advisory division after committing to a plan to dispose of the group in September 2006.

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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amounts reflected in the Consolidated Statements of Operations are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands of dollars)	2008	2007	2008	2007

Net revenues
Municipal Capital Markets	$36	$4,127	$134	$22,109
Gain on Sale of Municipal Capital Markets	—	8,406	—	8,406
Fixed Income Middle Markets	—	—	—	1,169
Convertible Bond Arbitrage	—	—	—	128

Total net revenues	36	12,533	134	31,812

Expenses

Municipal Capital Markets	20	2,718	96	17,550
Fixed Income Middle Markets	1	44	6	955
Convertible Bond Arbitrage	8	(32)	8	514
Taxable Fixed Income	—	3	—	106
Private Client Group	54	(10)	145	80

Total expenses	83	2,723	255	19,205

Income (loss) before income taxes	(47)	9,810	(121)	12,607
Income tax expense (benefit)	—	4,586	—	5,134

Net Income	$(47)	$5,224	$(121)	$7,473

Municipal Capital Markets

The revenue and expenses for the Municipal Capital Markets division for the three and nine months ended September 30, 2008 and 2007 represents the activity of that operation during that time period. No interest has been allocated to Municipal Capital Markets since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.

Fixed Income Middle Markets

The revenue and expense of the Fixed Income Middle Markets division for the three and nine months ended September 30, 2008 and 2007 represents the activity of the operations during that time period. No interest has been allocated to Fixed Income Middle Markets since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
Convertible Bond Arbitrage Advisory Group
The revenue and expense of the Institutional Convertible Bond Arbitrage Advisory Group for the three and nine months ended September 30, 2008 and 2007 reflect the activity of the operations during that time period. Prior to closing the division, the Company had allocated interest expense to this division based on debt identified as being specifically attributed to those operations.
Taxable Fixed Income
The revenue and expense of the Taxable Fixed Income Corporate Bond division for the three and nine months ended September 30, 2008 and 2007 represent the activity of the operations during that time period. No interest has been allocated to Taxable Fixed Income since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
Private Client Group
The Private Client Group’s expense for the three and nine months ended September 30, 2008 and 2007, respectively, relates primarily to legal matters which were related to the operations prior to its disposal. For the periods presented, interest was not allocated to the Private Client Group. In March 2007, the statute of limitations

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
lapsed related to a tax reserve that was established when the division was sold in 2000 resulting in a $0.1 million income tax benefit for the six months ended June 30, 2007.
22. Restructuring
On October 17, 2007, the Company announced a plan whereby the Company determined that it will outsource certain of its administrative functions, consolidate certain of such functions in its New York City location, and reduce staff in order to properly size its business consistent with its current levels of activity.  In connection with the plan, the Company recognized approximately $4.3 million of expense in the first nine months of 2008 of which $1.1 million relates to termination benefits and $3.2 million is related to occupancy and other expenses.  The Company has completed its restructuring plan to properly size its infrastructure.
A summary of restructuring charges incurred as part of the Plan for the three and nine month periods ended September 30, 2008 follows:

	Three Months Ended	Nine Months Ended
	September 30	September 30
(In thousands of dollars)	2008	2008

Severance	$(43)	$1,056
Exit Costs	71	108
Real Estate Costs	1,215	1,996
Asset Impairments	1,001	1,146
Other	8	9

Total Restructuring Charges	$2,252	$4,315

In connection with the plan, the Company has recorded a liability of approximately $2.3 million at September 30, 2008 most of which relates to real estate exit/impairment costs.
The following tables summarize the changes in the Company’s liability relating to the plan for the nine month period ended September 30, 2008:

(In thousands of dollars)

Balance December 31, 2007	$886
Additional severance reserve	1,056
Severance payments	(1,735)
Net Payments for sublease real estate impaired	(126)
Payment of other expenses reserved for at prior period end	(33)
Additional real estate reserve	2,243
Other expenses reserved for at period end	5

Balance, September 30, 2008	$2,296

23. Subsequent Events
American Technology Research Acquisition
On October 2, 2008, pursuant to the terms of the stock purchase agreement, dated as of September 2, 2008 by and among the Company, American Technology Research Holdings, Inc., a Delaware corporation (“AmTech”), Richard J. Prati, Curtis L. Snyder, Richard Brown, Robert Sanderson and Bradley Gastwirth (such individuals, together with all other holders of AmTech Common Stock and options to purchase AmTech Common Stock who joined such Stock Purchase Agreement, the “Sellers”), the Company completed its previously announced acquisition of all of the issued and outstanding shares of common stock, par value $0.01 per share, of AmTech (the “AmTech Common Stock”) held by the Sellers and the cancellation of all outstanding options to purchase AmTech Common Stock held by the Sellers.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
AmTech, a broker-dealer specializing in institutional research, sales and trading in the information technology, cleantech and defense areas, was founded in 2002 by a team of professionals formerly with SoundView Technology Group, Inc. It consists of 48 professionals, including 20 research professionals (including 11 publishing analysts), 14 institutional sales professionals, 8 trading personnel and 6 management and support staff, substantially all of whom have joined Broadpoint.
Under the terms of the Stock Purchase Agreement, the Company purchased the AmTech Common Stock for a purchase price of $10.0 million in cash (subject to adjustment), an aggregate of 2,676,437 shares of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”), which are subject to transfer restrictions that will lapse ratably over the three years following the closing, and an aggregate of 323,563 shares of restricted stock (the “Restricted Stock Consideration”) from the Company’s 2007 Incentive Compensation Plan (the “Plan”), subject to vesting over a three year period based on continued employment with AmTech. The Restricted Stock Consideration will be paid on January 2, 2009, pursuant to the terms of the Stock Purchase Agreement. The Sellers will also have the right to receive certain earn-out payments, consisting of 100 percent of the profits earned by AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in profits. The Sellers also will have the right to receive earn-out payments consisting of 50 percent of such profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company Common Stock, which will be subject to transfer restrictions that will lapse ratably over the three years following issuance, or 50 percent in restricted stock from the Plan, subject to vesting based on continued employment with AmTech.
The terms of the Stock Purchase Agreement, including the purchase price paid, were determined on the basis of arm’s-length negotiations between the Company and certain of the Sellers. Other than the Stock Purchase Agreement and employment relationships with the Company created by the acquisition, neither the Company nor any of its directors, officers, or, to its knowledge, any of its affiliates or associates of its directors or officers, has any other material relationships with the Sellers.
Broker-Dealer Merger
On October 16, 2008 the Company announced that it completed the merger of two of its principal broker-dealer subsidiaries, Broadpoint Capital, Inc. and Broadpoint Securities, Inc.  The two firms were merged into a single broker-dealer under the name Broadpoint Capital, Inc.
Office Lease and Letter of Credit
On October 31, 2008, the Company entered into an Office Lease (the “49th Street Lease”), by and between the Company and Kato International LLC (“Kato Landlord”), a Delaware limited liability company, for the lease of 16,000 rental square feet consisting of the 31st floor (the “49th Street Premises”) of 12 East 49th Street, New York, New York 10017.  The following is a general summary of the terms of the 49th Street Lease:
The term of the 49th Street Lease is for a term of ten years and two months, commencing on November 1, 2008; however, the obligation to pay rent does not commence until January 14, 2009.  The Company has a one time right of early termination as of December 31, 2013, upon the payment of a $900,000 early termination fee and notice provided to the Kato Landlord not less than fifteen (15) months prior to December 31, 2013.
Under the 49th Street Lease, the Company shall be responsible for the payment of base rent, beginning at $1,232,000 per annum. The Base Rent will subsequently be adjusted to $1,296,000 per annum as of the 30th month anniversary date of the Commencement Date, and then, to $1,384,000 per annum as of the 60th month anniversary date of the Commencement Date. The Company shall also be responsible for the payment, as additional rent, of, among other things, the Company’s pro rata share of the increase in operating expenses, including taxes, of the building above the 2009 base year. The Kato Landlord is not performing any work on behalf of the Company.  The Company is renting the Premises “AS IS”.  The prior tenant left behind furniture and equipment which were purchased by the Company.
In connection with the execution and delivery of the 49th Street Lease, the Company was required to provide to Kato Landlord a security deposit in the amount of $1,324,000 in the form of an irrevocable letter of credit. Under certain conditions, the Company has the right to reduce

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the security deposit by $220,667 on each of July 1, 2010, January 1, 2012 and July 1, 2013, but in no event shall the security deposit be reduced below $662,000. The Company has arranged for such a letter of credit in favor of Kato Landlord in the amount of $1,324,000 to be issued by The Bank of New York Mellon.

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
Business Overview
Broadpoint Securities Group, Inc. (NASDAQ: BPSG) is an independent investment bank that serves the institutional investor and corporate middle market by providing clients with strategic, research-based investment opportunities, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis services. The Company offers a diverse range of products through Broadpoint Capital, Inc.’s Equity and Debt Capital Markets divisions, as well as Broadpoint Securities, Inc., its mortgage-backed security/asset-backed security trading subsidiary, and FA Technology Ventures Inc., its venture capital subsidiary.
The Company, a New York corporation, is traded on The NASDAQ Global Market, which we refer to as NASDAQ, under the symbol “BPSG”. The Company changed its symbol from “FACT” to “BPSG” effective November 12, 2007. The Company is organized around products and operates through five segments: Equities, Broadpoint Descap, Debt Capital Markets, Investment Banking, and Other. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.
The Company believes it has an opportunity to become one of the premier investment banking boutiques serving the middle market, which the Company believes is a largely under-served market.
The Company’s Equity Capital Markets business (ECM) consists of Equity Research, Sales, and Trading. Equity Sales and Trading provides equity executions and research to institutional investors and generates revenues primarily through commissions on executing equity transactions.
The Company’s Broadpoint Descap division specializes in the trading of primary issuance and secondary trading mortgage-backed and asset backed securities and generates revenues primarily through principal transactions and other trading activities.
The Company’s Debt Capital Markets division provides trade executions to institutional investors and generates revenues primarily through commissions on the sale of investment grade and high yield bonds and government bonds.
The Company’s Investment Banking business generates revenues by providing financial advisory, capital raising, mergers and acquisitions, and restructuring services to companies and by providing financial advisory and capital raising services in structuring asset-backed securities.
The Company’s Other segment includes the results from the Company’s investment portfolio, venture capital business, and costs related to corporate overhead and support including various fees associated with legal and settlement expenses. The Company’s investment portfolio

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
generates revenue from unrealized gains and losses as a result of changes in the value of the firm’s investments and realized gains and losses as a result of sales of equity holdings. The Company’s venture capital business generates revenue through the management of and investment in venture capital funds.
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
On September 21, 2007, the Company closed the investment from MatlinPatterson in which the Company received net proceeds of $45.8 million from the sale of the Company’s common stock. Pursuant to the Investment Agreement, MatlinPatterson purchased 41.5 million newly issued shares and two co-investors received a total of 0.5 million newly issued shares which represented approximately 71.7 percent and 0.8 percent, respectively, of the issued and outstanding voting power of the Company immediately following the closing of the investment transaction.
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
On June 27, 2008 the Company entered into a Preferred Stock Purchase Agreement with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”), for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Mandatory Redeemable Preferred Stock of the Company, par value $1.00 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock, par value $.01 per share, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million.
RESTRUCTURING
In 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure with its current level of activity.  As a result, the Company incurred approximately $4.3 million in restructuring costs through the third quarter of 2008 and incurred $2.7 million in restructuring costs during the fourth quarter of 2007.  The plan included a reduction in IT and operations support headcount, outsourcing the Company’s clearing operations, and eliminating excess office space.  The Company has completed its restructuring plan to properly size its infrastructure.  The restructuring costs incurred of $7.0 million are estimated to save approximately $7.9 million annually.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Financial Overview
Three Months Ended September 30, 2008 and 2007
Net revenues for the third quarter of 2008 were $32.3 million, an increase of $23.6 million, or 272 percent, from $8.7 million in the third quarter of 2007. Pre-tax loss from continuing operations in the third quarter was $7.9 million compared to a loss of $9.9 million in the prior year quarter. The Company reported a net loss of $8.8 million, or $0.13 per common share, for the third quarter of 2008, compared to a net loss of $1.7 million, or $0.08 per common share, for the third quarter of 2007.

	Three Months Ended
	September 30
(In thousands of dollars)	2008	2007

Revenues:
Commissions	$731	$984
Principal transactions	24,294	4,339
Investment banking	1,852	1,554
Investment banking revenue from affiliate	2,170	—
Investment gains (losses)	(647)	1,203
Interest	5,936	3,343
Fees and other	655	350

Total revenues	34,991	11,773
Interest expense	2,671	3,090

Net revenues	32,320	8,683

Expenses (excluding interest):
Compensation and benefits	28,275	11,597
Clearing, settlement and brokerage	821	589
Communications and data processing	3,343	1,802
Occupancy and depreciation	1,794	1,768
Selling	1,018	989
Restructuring	2,252	—
Other	2,738	1,803

Total expenses (excluding interest)	40,241	18,548

Loss before income taxes	(7,921)	(9,865)

Income tax expense (benefit)	870	(2,966)

Loss from continuing operations	(8,791)	(6,899)
Income (loss) from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(47)	5,224

Net loss	$(8,838)	$(1,675)

Per share data:
Basic earnings:
Continuing operations	(0.13)	$(0.34)
Discontinued operations	—	0.26

Net loss	(0.13)	$(0.08)

Diluted earnings:
Continuing operations	(0.13)	$(0.34)
Discontinued operations	—	0.26

Net loss	(0.13)	$(0.08)

Weighted average common and common equivalent shares outstanding:
Basic	70,139,716	20,388,132
Diluted	70,139,716	20,388,132

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Net Revenue
Net revenue increased $23.6 million, or 272 percent, in the third quarter of 2008 to $32.3 million. Commissions and principal transactions in the third quarter of 2008 increased $19.7 million or 370% to $25.0 million compared to the third quarter of 2007, due to increases in Broadpoint Descap of $7.3 million and $14.1 million generated by the Debt Capital Markets division, which commenced operations in March of 2008, partially offset by a decrease in Equities of $1.5 million. Investment Banking revenues increased $2.5 million to $4.0 million due to an increase in advisory fees in the Restructuring and Recapitalization group in the Investment Banking division of $1.8 million and $0.7 million in placement fees generated by the Debt Capital Markets division.
Non-Interest Expense
Non-interest expenses for the third quarter of 2008 of $40.2 million, including restructuring charges of $2.3 million, increased $21.7 million, or 117%, compared to $18.5 million in the third quarter of 2007.
Compensation and benefits expense of $28.3 million in the third quarter of 2008 increased by $16.7 million, or 144%, due to an increase in net revenues of 272%. Included in compensation and benefits in the third quarter of 2008 was $1.1 million related to severance expense for individuals in the legacy Equities business.
Clearing, settlement, and brokerage expense of $0.8 million increased by $0.2 million due to a reserve related to services previously utilized by the Company’s legacy Equities business.
Communications and data processing expense of $3.3 million increased by $1.5 million due to a $0.6 million reserve related to services previously utilized by the Company’s legacy Equities business, the addition of the Debt Capital Markets division and an increase in activity and headcount in both the Broadpoint Descap and Investment Banking divisions.
Occupancy and depreciation expense and Selling expense remained relatively unchanged.
Restructuring costs of $2.3 million include reserves established for exiting leased space and write-offs of leasehold improvements and fixed assets.
Other expenses of $2.7 million in the third quarter of 2008 were $0.9 million higher than the prior year quarter primarily due to legal and settlement expenses.
The Company reported a tax expense of approximately $0.9 million and a tax benefit of approximately $3.0 million for the quarters ended September 30, 2008 and 2007, respectively. Included in the tax provision for the three months ended September 30, 2008 are approximately $0.9 million of increases in the gross amount of the unrecognized tax benefits related to the current year that, if recognized in the future, would affect the effective tax rate.
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

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Product Highlights
For presentation purposes, net revenue within each of the businesses is classified as commissions and principal transactions, investment banking, investment gains (losses), net interest, and other. Commissions and principal transactions includes commissions on agency trades and gain and losses from sales and trading activities. Investment banking includes revenue from providing execution and placement services, advisory services including public and private equity and debt offerings, mergers and acquisitions, restructuring and recapitalization services. Investment gains (losses) reflects gains and losses on the Company’s investment portfolio. Other revenue reflects management fees received from the partnerships the Company manages and research fees. Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company’s inventory levels. Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

Equities	Three Months Ended September 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Commissions and Principal Transactions	$612	$2,062	(70)%
Investment Banking	—	—	—%
Investment Gains/ (Losses)	—	—	—%
Net Interest	(4)	(4)	—%
Other	219	91	141%

Total Net Revenue	$827	$2,149	(62)%

Pre-Tax Contribution	$(4,435)	$(5,243)	15%

Equities Q3 2008 vs. Q3 2007
Net revenues in Equities decreased $1.3 million due to a decrease in trading activity and a reduction in Equity division personnel in anticipation of the Company’s acquisition of American Technology Research (“AmTech”, see “Subsequent Events” footnote). There were no Equity Investment Banking net revenues in the third quarter. In the third quarter of 2008 the Company incurred $4.4 million in costs associated with transitioning the legacy Equity sales and trading operation to the American Technology Research platform, including $1.8 million of closedown costs. In addition to these transition costs, the Equities legacy business lost $2.6 million in the third quarter of 2008.

Broadpoint Descap	Three Months Ended September 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Commissions and Principal Transactions	$10,520	$3,247	224%
Investment Banking	—	3	(100)%
Investment Gains/ (Losses)	—	—	—%
Net Interest	3,120	(113)	N/M
Other	(10)	11	N/M

Total Net Revenue	$13,630	$3,148	333%

Pre-Tax Contribution	$5,497	$167	N/M

Broadpoint Descap Q3 2008 vs. Q3 2007
Broadpoint Descap net revenue increased 333 percent or $10.5 million, to $13.6 million in the third quarter of 2008. Commissions and principal transactions revenue increased $7.3 million or 224 percent to $10.5 million due to increased trading volumes and an overall widening of spreads in their markets. Net interest increased $3.2 million to $3.1 million due to decreased funding rates. The Company also allocated additional capital to Descap that was utilized to increase net inventory levels leading to higher net interest income. The increase in net revenues positively impacted the pre-tax contribution, which increased $5.3 million.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Debt Capital Markets	Three Months Ended September 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Commissions and Principal Transactions	$14,144	$—	N/A
Investment Banking	685	—	N/A
Investment Gains/ (Losses)	—	—	N/A
Net Interest	439	—	N/A
Other	56	—	N/A

Total Net Revenue	$15,324	$—	N/A

Pre-Tax Contribution	$1,612	$—	N/A

Debt Capital Markets Q3 2008 vs. Q3 2007
The Debt Capital Markets division commenced operations in March of 2008.

Investment Banking	Three Months Ended September 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Commissions and Principal Transactions	$2	$(12)	N/M
Investment Banking	3,337	1,539	117%
Investment Gains/ (Losses)	—	—	N/M
Net Interest	—	—	N/M
Other	—	—	N/M

Total Net Revenue	$3,339	$1,527	119%

Pre-Tax Contribution	$(5)	$(921)	99%

Investment Banking Q3 2008 vs. Q3 2007
Investment Banking net revenue was $3.3 million for the third quarter of 2008 compared to $1.5 million in the third quarter of 2007. The revenues produced in the third quarter resulted primarily from the activities of the Restructuring and Recapitalization group which commenced operations in February 2008. The Restructuring and Recapitalization group completed a significant transaction which accounted for the majority of the 2008 third quarter revenue.

Other	Three Months Ended September 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Commissions and Principal Transactions	$(253)	$26	N/M
Investment Banking	—	12	N/M
Investment Gains/(Losses)	(647)	1,203	(154%)
Net Interest	(290)	370	(178%)
Other	390	248	57%

Total Net Revenue	$(800)	$1,859	(143%)

Pre-Tax Contribution	$(10,590)	$(3,868)	(174%)

Other Q3 2008 vs. Q3 2007
Other net revenue decreased $2.7 million for the third quarter of 2008 compared to the same period in 2007. Third quarter other net revenue was negatively impacted by a write-off of an investment in Broadpoint’s venture capital subsidiary and an increase in net interest expense due to the mandatory redeemable preferred stock cash dividend, and was partially offset by the FATV management fee for managing the Partnership. Profitability was also negatively impacted by costs associated with the previously announced restructuring plan (see “Restructuring” note).

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Financial Overview
Nine Months Ended September 30, 2008 and 2007
Net revenues for the first nine months of 2008 were $83.7 million, an increase of $54.2 million, or 184 percent from $29.5 million reported in the first nine months of 2007. The Company reported a net loss of $19.2 million or $0.28 per common share for the first nine months of 2008 compared to a net loss of $11.1 million or $0.65 per common share for the first nine months of 2007. Pre-tax loss from continuing operations in the first nine months of 2008 was $16.7 million compared to a loss of $22.1 million in the prior year period.

	Nine Months Ended
	September 30
(In thousands of dollars)	2008	2007

Revenues:
Commissions	$1,982	$3,995
Principal transactions	59,099	15,232
Investment banking	5,676	6,454
Investment banking revenue from affiliate	8,300	—
Investment gains	(410)	1,708
Interest	13,787	12,004
Fees and other	1,807	1,249

Total revenues	90,241	40,642
Interest expense	6,499	11,137

Net revenues	83,742	29,505

Expenses (excluding interest):
Compensation and benefits	71,554	30,524
Clearing, settlement and brokerage costs	1,875	2,660
Communications and data processing	7,279	6,008
Occupancy and depreciation	4,864	4,916
Selling	3,106	2,958
Restructuring	4,315	—
Other	7,399	4,497

Total expenses (excluding interest)	100,392	51,563

Loss before income taxes	(16,650)	(22,058)

Income tax expense (benefit)	2,405	(3,470)

Income (loss) income from continuing operations	(19,055)	(18,588)
Income (loss) income from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(121)	7,473

Net loss	$(19,176)	$(11,115)

Per share data:
Basic earnings:
Continuing operations	(0.28)	$(1.08)
Discontinued operations	—	0.43

Net loss	(0.28)	$(0.65)

Diluted earnings:
Continuing operations	(0.28)	$(1.08)
Discontinued operations	—	0.43

Net loss	(0.28)	$(0.65)

Weighted average common and common equivalent shares outstanding:
Basic	67,526,046	17,202,217
Diluted	67,526,046	17,202,217

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Net Revenue
Net revenue increased $54.2 million, or 184 percent, in the first nine months of 2008 to $83.7 million from $29.5 million. Commissions and principal transactions for the first nine months of 2008 increased $41.9 million or 218% to $61.1 million compared to the prior year period, due to an increase in Broadpoint Descap of $19.3 million and $28.6 million generated by the Debt Capital Markets division, which commenced operations in March of 2008, partially offset by a decrease in Equities of $6.0 million. Investment Banking revenues were $14.0 million in the first nine months of 2008 compared to $6.5 million in the prior year period, an increase of $7.5 million, or 117%. The $7.5 million increase is primarily due to Debt Capital Market placement fees of $3.1 million and an increase in advisory fees in the Investment Banking division of approximately $5.2 million.
Non-Interest Expense
Non-interest expenses for the first nine months of 2008 were $100.4 million, compared to $51.6 million in the nine month period ended September 30, 2007.
Compensation and benefits expense was $71.6 million in the first nine months of 2008, which represents an increase of $41.0 million, or 134%, due to an increase in net revenues of 184%.
Clearing, settlement and brokerage expense was $1.9 million in the nine month period ended September 30, 2008 compared to $2.7 million in the prior year period due to a decrease in equity trading volume, partially offset by volume in the Debt Capital Markets division and increased volume in the Broadpoint Descap division.
Communications and data processing expense of $7.3 million increased $1.3 million due to trading volume in the Debt Capital Markets division and increased volume in the Broadpoint Descap division, as well as a $0.6 million reserve related to services previously utilized by the legacy Equities business, partially offset by reductions in Equity trading volumes.
Occupancy and depreciation expense remained relatively unchanged at $4.9 million.
Selling expense increased 5 percent, to $3.1 million in the first nine months of 2008 due primarily to an increase in travel and entertainment expense and dues and fees expenses.
Restructuring costs were $4.3 million consisting of $1.1 million related to termination benefits and $3.2 million related to occupancy and other expenses. The Company has completed its restructuring plan to properly size its infrastructure.
Other expenses of $7.4 million were $2.9 million higher than the prior year period primarily due to legal and settlement expenses.
The Company reported a tax expense of approximately $2.4 million and a tax benefit of approximately $3.5 million for the nine months ended September 30, 2008 and 2007, respectively. Included in the tax provision for the nine months ended September 30, 2008 are approximately $2.4 million of increases in the gross amount of unrecognized tax benefits related to the current year that, if recognized in the future, would affect the effective tax rate.
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

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Product Highlights
For presentation purposes, net revenue within each of the businesses is classified as commissions and principal transactions, investment banking, investment gains (losses), net interest, and other. Commissions and principal transactions includes commissions on agency trades and gain and losses from sales and trading activities. Investment banking includes revenue from providing execution and placement services, advisory services including public and private equity and debt offerings, mergers and acquisitions, restructuring and recapitalization services. Investment gains (losses) reflects gains and losses on the Company’s investment portfolio. Other revenue reflects management fees received from the partnerships the Company manages and research fees . Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company’s inventory levels. Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

Equities	Nine Months Ended September 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Commissions and Principal Transactions	$3,740	$9,716	(62)%
Investment Banking	434	539	(19)%
Investment Gains/ (Losses)	—	—	—%
Net Interest	(4)	11	(136)%
Other	575	439	31%

Total Net Revenue	$4,745	$10,705	(56)%

Pre-Tax Contribution	$(9,178)	$(11,508)	20%

Equities YTD 2008 vs. YTD 2007
Net revenues in Equities decreased $6.0 million, or 56 percent, to $4.7 million in the first nine months of 2008. During the first nine months of 2008, Equity commissions and principal transactions decreased 62 percent or $6.0 million from the same period in the previous year due to a decrease in trading activity and a decrease in Equity division personnel in anticipation of the Company’s acquisition of AmTech, the new equity sales, trading and research subsidiary,(see “Subsequent Events” footnote). Equity Investment Banking revenues decreased 19 percent or $0.1 million versus the same period in the prior year. In the third quarter of 2008 the Company incurred $4.4 million in costs associated with transitioning the legacy Equity sales and trading operations to the Amtech platform. These costs include $1.8 million of closedown costs.

Broadpoint Descap	Nine Months Ended September 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Commissions and Principal Transactions	$28,762	$9,416	205%
Investment Banking	85	727	(88)%
Investment Gains (Losses)	—	—	—%
Net Interest	6,147	(476)	N/M %
Other	31	23	35%

Total Net Revenue	$35,025	$9,690	261%

Pre-Tax Contribution	$14,500	$706	N/M

Broadpoint Descap YTD 2008 vs. YTD 2007
Broadpoint Descap net revenue increased 261 percent or $25.3 million, to $35.0 million in the first nine months of 2008. Commissions and principal transactions revenue increased $19.3 million due to increased trading volumes and an overall widening of spreads in their markets. Net interest increased by $6.6 million due to decreased funding rates. The Company also allocated additional capital to Descap that was utilized to increase net inventory levels leading to higher net interest income. The increase in net revenues positively impacted the pre-tax contribution,

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
which increased by $13.8 million to $14.5 million compared to $0.7 million in the same period in 2007. The Company furthered it’s capabilities in mortgage backed securities and asset back securities with the addition several professionals during the first nine months of 2008.

Debt Capital Markets	Nine Months Ended September 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Commissions and Principal Transactions	$28,591	$—	N/A
Investment Banking	3,050	—	N/A
Investment Gains (Losses)	—	—	N/A
Net Interest	1,407	—	N/A
Other	56	—	N/A

Total Net Revenue	$33,104	$—	N/A

Pre-Tax Contribution	$3,246	$—	N/A

Debt Capital Markets YTD 2008 vs. YTD 2007
The Debt Capital Markets division commenced operations in March of 2008.

Investment Banking	Nine Months Ended September 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Commissions and Principal Transactions	$29	$(81)	136%
Investment Banking	10,408	5,179	101%
Investment Gains (Losses)	—	—	N/A
Net Interest	—	(5)	N/A
Other	—	—	N/A

Total Net Revenue	$10,437	$5,093	105%

Pre-Tax Contribution	$591	$(745)	179%

Investment Banking YTD 2008 vs. YTD 2007
Investment Banking net revenue was $10.4 million in the first nine months of 2008 compared to $5.1 million in the same period in 2007. The revenues produced in the first nine months of 2008 resulted primarily from the activities of the Restructuring and Recapitalization group which commenced operations in February 2008. The Restructuring and Recapitalization group completed a significant transaction which accounted for the majority of the revenue in the first nine months of 2008.

Other	Nine Months Ended September 30,
(In thousands of dollars)	2008	2007	2008 V 2007

Net revenue
Commissions and Principal Transactions	$(41)	$176	(123)%
Investment Banking	(1)	9	(111)%
Investment Gains (Losses)	(410)	1,708	(124)%
Net Interest	(262)	1,337	(120)%
Other	1,145	787	45%

Total Net Revenue	$431	$4,017	(89)%

Pre-Tax Contribution	$(25,809)	$(10,511)	(146)%

Other YTD 2008 vs. YTD 2007
Other net revenue decreased $3.6 million for the first nine months of 2008 compared to the same period in 2007. For the first nine months of 2008, Other net revenue was negatively impacted by a write-off of an investment in Broadpoint’s venture capital subsidiary and an increase in net interest expense due to the mandatory redeemable preferred stock cash dividend and was partially offset by the FATV management fee for

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
managing the Partnership. Profitability was also negatively impacted by costs associated with the previously announced restructuring plan (see “Restructuring” footnote) and an increase in compensation and benefit expense associated with payments to a former employee under a previously disclosed employment agreement.
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
On June 27, 2008 the Company entered into a Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of the Series B Preferred Stock and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. Cash dividends of 10 percent per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012. See Note 11 of the Consolidated Financial Statements.
The redemption prices are as follows:

Premium
Date	Call Factor

Prior to and including June 26, 2009	1.07
From June, 27 2009 to December 27, 2009	1.06
From December 28, 2009 to June 27, 2010	1.05
From June 28, 2010 to December 27, 2011	1.04
From December 28, 2011 to June 2012	1.00
In 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure with its current level of activity.  As a result, the Company incurred approximately $2.7 million in restructuring costs during the fourth quarter of 2007 and incurred an additional $4.3 million in restructuring costs through the third quarter of 2008.
The plan included a reduction in IT and operations support headcount, outsourcing the Company’s clearing operations, and eliminating excess office space.  The Company has completed its restructuring plan to properly size its infrastructure. The restructuring costs incurred of $7.0 million are estimated to save $7.9 million annually.
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
On June 23, 2008, the Company entered into a Seventh Amendment of Lease (the “NYC Amendment”), amending the Agreement of Lease dated March 21,1996, as previously amended, by and between the Company and One Penn Plaza LLC (“NYC Landlord”), a New York limited liability company, for the lease of certain property located at One Penn Plaza, New York, New York.  Pursuant thereto and on certain conditions specified therein, the parties agree that the term of the Lease for all of the premises currently leased by the Company on the 41st Floor and a portion of the premises on the 40th Floor will expire on October 31, 2008, as provided under existing lease terms, but that the term of the Company’s lease of the entire 42nd Floor and the remaining premises on the 40th Floor shall be extended until March 31, 2021, subject to further renewal. Under the NYC Amendment, the NYC Landlord will perform certain base building work, and will also provide a cash contribution of up to $1,582,848 towards the Company’s improvements.  At the Company’s election, and pursuant to certain conditions, the Company may elect to convert a portion of such cash contribution (up to $1,000,000) to a rent credit equal to 90 percent of the amount so converted. In connection with the execution and delivery of the Amendment, the Company is required to provide to NYC Landlord a security deposit in the amount of $2,107,490, either as cash or a letter of credit, to secure the performance of the Company’s obligations under the Lease.   Under certain conditions, the Company is entitled to reduce the security deposit to $1,208,708 on April 1, 2014.  An irrevocable standby letter of credit in favor of the NYC Landlord was issued in the amount of $2,107,490 by the Bank of New York Mellon on behalf of the Company.
Regulatory
As of September 30, 2008, Broadpoint Capital and Broadpoint Securities were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of September 30, 2008, Broadpoint Capital had net capital, as defined, of $10.42 million, which was $10.17 million in excess of the $0.25 million required minimum net capital. At September 30, 2008, Broadpoint Securities had net capital, as defined, of $17.91 million, which was $16.66 million in excess of its required minimum net capital of $1.25 million. Broadpoint Securities ratio of aggregate indebtedness to net capital was 1.05:1. Broadpoint Capital had been required and did report the level of its net capital to its FINRA representative on a weekly basis. During the third quarter of 2008, Broadpoint Capital was relieved from reporting these amounts to its FINRA representative on such basis.
Derivatives
The Company utilizes various hedging strategies to actively manage its market, credit and liquidity exposures. The Company also enters into underwriting commitments to purchase securities as part of its investment banking business and may purchase and sell securities on a when-issued basis. At September 30, 2008, the Company had no outstanding underwriting commitments, had not purchased or sold any securities on a when-issued basis, and had entered into sale agreements on to-be-announced (“TBA”) mortgage-backed securities in the amount of $89 million.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Investments and Commitments
As of September 30, 2008, the Company had a commitment to invest up to an additional $1.3 million in the Partnership. The investment period expired in July 2006, however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.
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
As of September 30, 2008, the Company had an additional commitment to invest up to $0.1 million in (EIF). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that this will be funded by the Company through operating cash flow.
On April 30, 2008, the Company entered into a Transition Agreement (the “Transition Agreement”) with FATV, FA Technology Holding, LLC (“NewCo”), Mr. McNamee, and certain other employees of FATV (such individuals, collectively, the “FATV Principals”), to effect a restructuring of the investment management arrangements relating to the Partnership, and the formation of FA Technology Ventures III, L.P., a new venture capital fund (“Fund III”). This restructuring will result in FATV ceasing to advise the Partnership and the creation of a new investment advisory company (NewCo). Fund III will be sponsored and managed by NewCo (which is independent of the Company and owned by certain of the FATV Principals) and its subsidiaries. The Company’s Audit Committee approved of the Transactions pursuant to its Related Party Transactions Policy.
Concurrent with the first closing of Fund III (the “Trigger Date”), FATV will assign all of its rights, interest, obligations and liabilities as investment advisor to the Partnership to NewCo. FATV will continue to operate consistent with current practice (operations, staffing and expenses) for the purpose of performing its duties to the Partnership and the Company will provide funding for such operations through the date that is the earlier to occur of (i) the Trigger Date and (ii) December 31, 2008.
Pursuant to the Transition Agreement, and subject to certain conditions, the Company will make a capital commitment of $10 million to Fund III (the “Broadpoint Commitment”) at the closing of Fund III at which the total commitments to Fund III (excluding the Broadpoint Commitment) exceed a threshold amount. If such threshold is not met by June 30, 2009, the Company’s obligation to make the Broadpoint Commitment shall terminate. The Company will also receive an equity interest in the general partner of Fund III, subject to the making of the Broadpoint Commitment. In addition, the Company will have the right to receive additional compensation for capital commitments made to Fund III from certain investors introduced by its affiliates.
It is also contemplated that, on the Trigger Date, each of the FATV Principals will resign from FATV and/or the Company, as the case may be. The Company has also agreed to assign to NewCo the name “FA Technology.”
Contingent Consideration
On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities Inc., subsequently known as Broadpoint Securities. Per the stock purchase agreement, the sellers were to receive future contingent consideration based on the following: For each of the three years ending May 31, 2005, May 31, 2006 and May 31, 2007, if Broadpoint Securities’ Pre-Tax Net Income (exclusive of certain intercompany charges, as defined) (i) is greater than $10 million, The Company was to pay to the sellers an aggregate amount equal to fifty percent (50%) of Broadpoint Securities’ Pre-Tax Net Income for such period or (ii) is equal to or less than $10 million, the Company was

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
to pay them an aggregate amount equal to forty percent (40%) of Broadpoint Securities’ Pre-Tax Net Income for such period. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2004 through May 31, 2005, $2.2 million on contingent consideration was paid to the Sellers and from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration was paid to the Sellers on May 29, 2008. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2006 to May 31, 2007, no contingent consideration is payable to the Sellers for this period.
Contingent Liabilities
On September 14, 2007, the Company consummated the sale of the Municipal Capital Market Group of its subsidiary, Broadpoint Capital, Inc. to DEPFA (DEPFA). In connection with such sale, the Company recognized a pre-tax gain on sale in the amount of $7.9 million. Pursuant to the asset purchase agreement, the Company was required to deliver an estimate of the accrued bonuses at closing and a final accrued bonus calculation thirty days following closing. The Company accrued the bonus consistent with the asset purchase agreement. All items arising from the sale of the Municipal Capital Markets Group were reflected in the Gain on Sale of Discontinued Operations. This includes the closing bonuses paid to employees and the reversal of restricted stock and deferred cash amortization as a result of the employees’ termination of employment. On October 30, 2007, DEPFA provided the Company notice that it was exercising its option pursuant to the agreement to appoint an independent accounting firm to conduct a special audit of the final accrued bonus amount. On June 26, 2008, DEPFA provided the Company notice that it was withdrawing its dispute of the final accrued bonus amount.
Legal Proceedings
From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (See Part I – Item 3 — Legal Proceedings). An adverse result or development in respect of these matters, whether in settlement or as a result of litigation or arbitration, could materially adversely affect the Company’s consolidated financial condition, results of operations, cash flows and liquidity.
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
As of September 30, 2008, $17.4 million of goodwill and $1.1 million of amortizable customer intangibles have been recorded on Broadpoint Securities Group, Inc.’s financial statements. As a result of annual impairment testing at December 31, 2007, the goodwill related to the acquisition of Broadpoint Securities Inc. was determined not to be impaired.
Tax Valuation Allowance
At September 30, 2008, the Company had a valuation allowance against its deferred tax asset. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income. As a result, the Company does not anticipate that the payment of future taxes will have a significant negative impact on its liquidity and capital resources.
OFF-BALANCE SHEET ARRANGMENTS
Information concerning the Company’s off balance sheet arrangements are included in the Contractual Obligations section which follows. Except as set forth in such section, the Company has no off-balance sheet arrangements.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
CONTRACTUAL OBLIGATIONS
The following table sets forth these contractual obligations by fiscal year:

								All
(In thousands of dollars)	Total	2008	2009	2010	2011	2012	Thereafter	Others

Operating leases (net of sublease rental income)(1)	50,810	1,423	5,467	5,123	5,144	5,025	28,628	—
Guaranteed compensation payments (2)	2,693	223	2,470	—	—	—	—	—
Partnership and employee investment funds commitments (3)	1,600	1,600	—	—	—	—	—	—
Partnership transition commitment (4)	10,000	—	10,000	—	—	—	—	—
Mandatory Preferred Stock (5)	38,359	625	2,500	2,500	2,500	30,234	—	—
Subordinated debt (6)	1,662	—	465	287	108	208	594	—
Liabilities from unrecognized tax benefits (7)	3,470	—	—	—	—	—	—	3,470

Total	$108,594	$3,871	$20,902	$7,910	$7,752	$35,467	$29,222	$3,470

(1)	The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2021 (see Note 10 to the unaudited Condensed Consolidated Financial Statements.)

(2)	Guaranteed compensation payments primarily include various employment and consulting compensation arrangements as well as various severance agreements.

(3)	The Company has a commitment to invest in FA Technology Ventures L.P. (the “Partnership”) and an additional commitment to invest in funds that invest in parallel with the Partnership (see “Note 10 to the unaudited Condensed Consolidated Financial Statements”).

(4)	In connection with the Transition Agreement the Company entered into with FATV, FA Technology Holding, LLC, and the FATV Principals, the Company has a commitment to invest $10 million in Fund III, subject to certain conditions (see Note 10 to the unaudited Condensed Consolidated Financial Statements).

(5)	In connection with the Series B Preferred Stock Purchase Agreement on and effective June 27, 2008, the holders of Series B Preferred Stock are entitled to receive cash dividend of 10 percent per annum, payable quarterly, as well as dividends at rate of 4 percent per annum which accrue and are cumulative, if not otherwise paid quarterly at the option of the Company. The Company is required to redeem all of the Series B Preferred Stock on or before June 27, 2012 at the Redemption Price. (see Note 11 to the unaudited Condensed Consolidated Financial Statements.)

(6)	A select group of management and highly compensated employees are eligible to participate in the Broadpoint Securities Group, Inc. Deferred Compensation Plan for Key Employees (the “Plan”). The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Plan. The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Plan.

(7)	At September 30, 2008, the Company had a reserve for unrecognized tax benefits including related interest of $3.5 million. The Company is unable at this time to estimate the periods in which potential cash outflows relating to these liabilities would occur because the timing of the cash flows are dependent upon audit by the relevant taxing authorities. The Company presently has an ongoing audit with the State of New York. Management does not expect any significant change in unrecognized tax benefits in the next twelve months.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
NEW ACCOUNTING STANDARDS
In March 2008, the FASB issued FASB 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB 161”). FASB 161 amends and expands the disclosure requirements of FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. FASB 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of FASB 161 on the consolidated statement of financial condition and results of operations.
In April of 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date for FSP 142-3 is for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP No. 142-3 on the consolidated statement of financial condition and results of operations.
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
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP FAS 157-3”). FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission on September 30, 2008, which provides general clarification guidance on determining fair value under FASB 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS 157-3 is effective October 10, 2008 and is not expected to have a material effect on our consolidated financial statements.

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
The Company trades taxable debt obligations, including U.S. Treasury bills, notes, and bonds, U.S. Government agency notes and bonds, bank certificates of deposit, mortgage-backed securities, and corporate obligations. The Company is also an active market maker in the NASDAQ equity markets. In connection with these activities, the Company may be required to maintain inventories in order to facilitate customer transactions. In connection with some of these activities, the Company attempts to mitigate its exposure to such market risk by entering into hedging transactions, which may include U.S. Government and federal agency securities and TBA’s.
The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date, if applicable (equity securities and other investments with no maturity are being shown in the table under 2008). The fair value of securities are shown net of long and short positions.

(In thousands of dollars)	2008	2009	2010	2011	2012	2013	Thereafter	Total

Fair value of securities Corporate bonds	$3,891	$12,059	$4,614	$6,231	$2,821	$10,040	$43,265	$82,921
State and municipal bonds	—	—	—	—	—	—	—	—
US Government and federal agency obligations	25	77	(3,575)	756	216	(4,957)	344,394	336,936

Subtotal interest rate sensitive financial instruments	3,916	12,136	1,039	6,987	3,037	5,083	387,659	419,857

Equity securities	1,032	—	—	—	—	—	—	1,032
Investments	16,503	—	—	—	—	—	—	16,503
Other	510	—	—	—	—	—	—	510

Fair value of securities	$21,961	$12,136	$1,039	$6,987	$3,037	$5,083	$387,659	$437,902

Notional amount of derivatives	—	—	—	—	—	—	(88,874)	(88,874)

Fair value of interest rate sensitive financial instruments and notional amount of derivatives	$21,961	$12,136	$1,039	$6,987	$3,037	$5,083	$298,785	$349,028

The following is a discussion of the Company’s primary market risk exposures as of September 30, 2008, including a discussion of how those exposures are currently managed.
Interest Rate Risk
Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. These financial instruments include corporate debt securities, mortgage-backed and asset-backed securities, government securities and government agency securities. In connection with trading activities, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve. The Company’s fixed income activities also expose it to the risk of loss related to changes in credit spreads. Our exposure to residential mortgage-backed agency securities is reduced through the forward sale of such TBA contracts as represented by the notional amount of derivatives.
A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net inventory positions. The fair market value of these securities, net of the notional amount of derivatives included in the Company’s inventory at September 30, 2008 was $349.0 million and $60.7 million at September 30, 2007. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent change in interest rates. At September 30, 2008, the potential change in fair value using a yield to maturity

BROADPOINT SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
calculation and assuming this hypothetical change, was $14.3 million and at September 30, 2007 it was $3.5 million. The actual risks and results of such adverse effects may differ substantially.
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
Marketable equity securities included in the Company’s inventory, which were recorded at a fair value of $1.0 million in securities owned at September 30, 2008 and $4.1 million in securities owned at December 31, 2007, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by stock exchanges and amounts to $0.1 million at September 30, 2008 and $0.4 million at December 31, 2007. The Company’s investment portfolio excluding the consolidation of the Employee Investment Fund at September 30, 2008 and September 30, 2007, had a fair market value of $16.5 million and $14.6 million, respectively. Equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations and for the Company’s investment portfolio excluding the consolidation of the Employee Investment Funds amounted to $1.7 million at September 30, 2008 and $1.5 million at September 30, 2007. There can be no assurance that the Company’s actual losses due to its equity price risk will not exceed the amounts indicated above. The actual risks and results of such adverse effects may differ substantially.
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

BROADPOINT SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
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

Item 4.  Controls and Procedures
As a result of the corporate restructuring plan which included a reduction in IT and operations support headcount, and outsourcing the Company’s clearing operations, there have been certain changes in the Company’s internal controls over financial reporting.  The primary change consisted of the outsourcing to the Company’s clearing broker of certain internal controls related to the clearing and settlement of securities transactions. Management will continue to evaluate the design and effectiveness of the Company’s internal controls including those outsourced to the Company’s clearing broker.
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
..

Part II-Other Information
Item 1.  Legal Proceedings
In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”).  The Company acted as placement agent in that sale, and a number of persons who were employees and officers of the Company at that time, who have also been named as defendants, purchased shares in the sale.  The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court.  The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order.  The plaintiffs’ claims were referred back to the Bankruptcy Court for such consideration.  An evidentiary hearing on the motions to modify the sale order commenced on October 15, 2008, and additional hearing dates are expected to be scheduled over the next few months. The Bankruptcy Court has indicated that it will hold a separate hearing to consider damages, only if it makes a finding of liability in connection with the motions to modify the sale order, 30 days after it resolves the motions to modify the sale order.  The Company believes that it has strong defenses and intends to vigorously defend itself against the plaintiffs’ claims, and believes the claims lack merit.  However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period which resolved.
In early 2008, Broadpoint Capital, Inc. (“Broadpoint Capital”) hired Tim O’Connor and 9 other individuals to form a new restructuring and recapitalization group within Broadpoint Capital’s Investment Banking division. Mr. O’Connor, the new Head of Broadpoint Capital’s Investment Banking Division and each of the other employees are former employees of Imperial Capital, LLC (“Imperial”). Upon Broadpoint Capital’s hiring of these employees, Imperial commenced an arbitration proceeding against Broadpoint Capital, Mr. O’Connor, another employee hired by Broadpoint Capital and a former employee of Imperial who is not employed by Broadpoint Capital before the Financial Industry Regulatory Authority (“FINRA”). In the arbitration, Imperial alleged various causes of action against Broadpoint Capital as well as the individuals based upon alleged violations of restrictive covenants in employee contracts relating to the non-solicitation of employees and clients. Imperial claimed damages in excess of $100 million. Concurrently with the filing of the arbitration proceeding, Imperial sought and obtained a temporary restraining order in New York State Supreme Court, pending the conclusion of the FINRA arbitration hearing, enjoining Broadpoint from disclosing or making use of any confidential information of Imperial, recruiting or hiring any employees of Imperial and seeking or accepting as a client any client of Imperial, except those clients for whom any of the hired individuals had provided services as a registered representative while employed by Imperial. On April 17, 2008, Broadpoint Capital, the other respondents, and Imperial entered into a Partial Settlement whereby Imperial’s claims for injunctive relief were withdrawn and it was agreed the temporary restraining order would be vacated. Imperial’s remaining claim for damages were to be arbitrated before FINRA at a hearing that was scheduled to commence in September 2008. The Partial Settlement provides, among other things, for the potential future payment of amounts from Broadpoint to Imperial contingent upon the successful consummation of, or receipt of fees in connection with, certain transactions. On September 16, 2008, the Company agreed to a Settlement resolving all remaining claims among the parties. In particular, in exchange for a $500,000 payment from Broadpoint Capital, Imperial released its claims against the respondents.  In addition, the respondents released the claims and defenses raised by them against Imperial (including third-party claims asserted against Imperial by Tim O’Connor), and the FINRA case was dismissed. The terms and conditions of the Partial Settlement remain in effect.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
NONE
Item 5. Other information
NONE

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

3.1	Certificate of Amendment of the Certificate of Incorporation of Broadpoint Securities Group dated June 28, 2008, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).

10.72	Amendment to Fully Disclosed Clearing Agreement dated April 10, 2008 by and between Broadpoint Securities, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2008 and incorporated herein by reference thereto).

10.73	Termination Agreement dated April 10, 2008 by and between Broadpoint Capital, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 16, 2008 and incorporated herein by reference thereto).

10.74	Fully Disclosed Clearing Agreement dated April 21, 2008 by and between Broadpoint Securities, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2008 and incorporated herein by reference thereto).

10.75	Transition Agreement, dated April 30, 2008, by and among Broadpoint Securities Group, Inc., FA Technology Ventures Corporation, FA Technology Holding, LLC, George C. McNamee, Gregory A. Hulecki, Kenneth A. Mabbs, Giri C. Sekhar, John A. Cococcia and Claire Wadlington (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).

10.76	Placement Agent Agreement, dated April 30, 2008, by and between Broadpoint Capital, Inc. and FA Technology Holding, LLC. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).

10.77	Form of Consent, Assignment and Assumption Agreement, to be entered into by FA Technology Ventures Corporation, FA Technology Holding, LLC and FATV GP LLC. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).

10.78	Sixth Amendment to Sub-Lease Agreement amending a Sub-Lease Agreement dated August 12, 2003, as previously amended, by and between Broadpoint Securities Group, Inc. and Columbia 677, L.L.C. (“Landlord”), dated June 19, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference thereto).

10.79	Seventh Amendment of Lease amending the Agreement of Lease dated March 21,1996, as previously amended, by and between Broadpoint Securities Group, Inc. and One Penn Plaza LLC (“Landlord”), dated June 23, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference thereto).

10.80	Preferred Stock Purchase Agreement with Mast Credit Opportunities I Master Fund Limited by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).

10.81	Common Stock Purchase Warrant, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).

Exhibit
Number	Description

10.82	Registration Rights Agreement, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).

10.83	Preemptive Rights Agreement, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).

10.84	Restricted Stock Unit Agreement dated June 30, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008 and incorporated herein by reference thereto).

10.85	Restricted Stock Unit Agreement dated June 30, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008 and incorporated herein by reference thereto).

10.86	Stock Purchase Agreement by and among Broadpoint Securities Group, Inc., American Technology Research Holdings, Inc., Richard J. Prati, Curtis L. Snyder, Richard Brown, Robert Sanderson and Bradley Gastwirth, dated as of September 2, 2008 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 5, 2008 and incorporated herein by reference thereto).

10.87	Office Lease, by and between Broadpoint Securities Group, Inc. and Kato International LLC dated October 31, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2008 and incorporated herein by reference thereto).

10.88	Letter of Credit, by and between Broadpoint Securities Group, Inc. and Kato International LLC to be issued by The Bank of New York Mellon dated (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 6, 2008 and incorporated herein by reference thereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broadpoint Securities Group, Inc.
(Registrant)

Date:	November 13, 2008	/s/ Lee Fensterstock
Lee Fensterstock
Chief Executive Officer

Date:	November 13, 2008	/s/ Robert I. Turner
Robert I. Turner
Chief Financial Officer
(Principal Accounting Officer)