Form 10-K
period 2008-12-31
BROADPOINT SECURITIES GROUP, INC.
filed 2009-03-26
CIK 782842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
- or -
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 014140

BROADPOINT SECURITIES GROUP, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	22-2655804 (I.R.S. Employer Identification No.)
12 East 49th Street, New York, New York (Address of principal executive offices)	10017 (Zip Code)

Registrant’s telephone number, including area code:
(212) 273-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $.01 per share	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of common stock of the Registrant held by non-affiliates based upon the closing price of Registrant’s shares as reported on The NASDAQ Global Market on June 30, 2008 which was $2.00 was $41,675,812.

As of March 5, 2009, 80,022,506 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

PART I

Item 1.	Business

Broadpoint Securities Group, Inc., (the “Company”), is an independent investment bank that provides value-added advice to corporations and institutional investors. The Company provides services and generates revenues through its Investment Banking, Debt Capital Markets, Broadpoint DESCAP, Equities and Other segments. The Investment Banking segment provides capital raising and advisory services to corporations and institutional investors. The Debt Capital Markets segment provides sales and trading in a broad range of debt securities. Broadpoint DESCAP provides sales and trading in mortgage and asset-backed securities. The Equities segment provides sales, trading and research in equity securities primarily through one of the Company’s broker-dealer subsidiaries, Broadpoint AmTech. The Other segment generates revenue from unrealized gains and losses as a result of changes in the value of the firm’s investments and realized gains and losses as a result of sales of equity holdings, and through the management and investment of venture capital funds. At March 1, 2009, the Company had approximately 255 employees. The Company is a New York corporation, incorporated in 1985, and is traded on The NASDAQ Global Market (“NASDAQ”) under the symbol “BPSG”.

The Company estimated based upon certain assumptions and outside sources, that the market for the Company’s services in 2008 was approximately $150 billion, consisting of approximately $50 billion of investment banking fees for equities and capital markets transactions, debt capital markets and advisory services and approximately $100 billion of cash commissions on annual secondary trading volume in the markets in which the Company participates. The market and competition for these fees and commissions has and continues to endure dramatic structural and fundamental changes. The credit crisis and resulting failure or consolidation of a number of major investment banking firms, combined with the liquidity constraints and government imposed restrictions placed on a number of the remaining major investment banks, has created an unprecedented opportunity for a new class of investment banks to fill the need for these services to corporations and institutional investors. Nonetheless, boutique firms that lack scale, diversification, strong balance sheets and profitable business models have been challenged to remain viable participants in these markets.

Investment Banking

The Company’s Investment Banking group consists of professionals committed to providing advice and execution to corporations and institutional investors by delivering a diverse set of products, advice and expertise. The goal of the investment banking group is to present to corporate and investor clients the full product offering of the firm to help clients succeed and to foster long-term relationships with the Company. Investment banking fees are generated from capital raising transactions of equity and debt securities, fees for strategic advisory, fees for restructuring and recapitalization advisory services, and valuations of structured products.

Debt Capital Markets

The Company’s Debt Capital Markets team provides sales and trading on a wide range of debt securities including bank debt, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt and reo-org equity securities. Bank debt activities within Debt Capital Markets are operated through the Company’s subsidiary, Broadpoint Products Corp. The team generates revenues from spreads and fees on trades executed and on intraday principal and riskless principal transactions on behalf of clients. The team consists of sales professionals who have developed strong relationships with more than 800 institutional investors including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors by providing value-added investment ideas and access to execution services. Sales professionals deliver investment ideas with support of desk analysts that monitor and analyze debt securities in a variety of industry verticals where clients have demonstrated interest. The Debt Capital Markets team also provides execution services for institutional investor customer trades and corporate debt repurchase activities where it seeks to match buy side demand with sell side supply to achieve best execution and liquidity for participating parties.

Broadpoint DESCAP

Broadpoint DESCAP provides sales and trading on a wide range of mortgage and asset-backed securities, government securities, structured products such as CLOs and CDOs, whole loans, swaps, and others. The team generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients. Revenues are also generated from interest income on securities held primarily for the purpose of facilitating customer trading. The team consists of sales professionals who have developed strong relationships with more than 200 institutional investors including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors by providing value-added investment ideas and access to execution services and inventory capital on an as-needed basis. Sales professionals deliver investment ideas with support of desk analysts that monitor and analyze applicable securities where clients have demonstrated interest. The Broadpoint DESCAP team also provides execution services for institutional investor customer trades where it seeks to match buy side demand with sell side supply to achieve best execution and liquidity for participating parties.

Equities

The Company’s Equities group consists of Equity research, sales, and trading. Equity sales and trading provides equity executions and delivers research-driven investment ideas to institutional investors and generates revenues through cash commissions on customer trades and hard dollar fees for services and cash commissions on corporate repurchase activities. The results of the Company’s legacy equities business is included in this segment as well.

Broadpoint AmTech

On October 2, 2008, the Company acquired American Technology Research, a broker-dealer specializing in institutional research, sales and trading in the technology, aerospace and defense and clean tech areas. Since closing the acquisition, the Company has re-branded this group, Broadpoint AmTech. Broadpoint AmTech provides sales, trading and research on equity securities and generates revenues through cash commissions on customer trades and hard dollar fees for services and cash commissions on corporate repurchase activities. The team consists of 20 research professionals that seek to provide quantitative, value-added, differentiated insight on equity securities they cover. Research analysts develop relationships with corporate management teams of issuers they cover, maintain networks of industry and competitor contacts to gain proprietary data points to support investment theses and provide access to their views via published research, in person and hosted meetings and events for investors on behalf of the companies whose stocks they cover. As of March 9, 2009, Broadpoint AmTech research covered approximately 105 stocks primarily in the technology, aerospace and defense and clean tech sectors and seeks to cover securities where clients express strong interest or the team feels significant value can be delivered via proprietary and differentiated views. Institutional sales professionals deliver investment ideas generated by our research to approximately 300 institutional investor clients including mutual funds, hedge funds, investment managers and investment advisors.

Other

The Company’s Other segment includes the results from the Company’s venture capital business and costs related to corporate overhead and support including various fees associated with legal and settlement expenses. The Company’s venture capital business generates revenue through the management and investment of venture capital funds.

FA Technology Ventures

FA Technology Ventures provides early-stage growth capital to companies. The team generates revenues from fees for assets under management and a carried interest in returns on investments.

The Company’s business strategy includes growth driven by (i) market share gains in our existing product and service offerings, expansion into new products and services to better serve our corporate and investor clients and (ii) acquisitions of businesses and assets that add scale to our existing businesses, are complementary, or diversify our revenue base. The Company seeks to deploy a variable compensation model and a low-cost non-compensation expense structure along with a culture of employee ownership.

On March 3, 2009, the Company announced that it agreed to acquire Gleacher Partners LLC (“Gleacher Partners”), an internationally recognized financial advisory boutique best known for advising major corporations in mergers and acquisitions. Under the terms of the merger agreement, Broadpoint will pay the selling stockholders of Gleacher Partners, $20 million in cash and issue 23 million shares of common stock subject to resale restrictions. MatlinPatterson FA Acquisition LLC, Broadpoint’s majority shareholder, has approved the issuance of the shares of Broadpoint common stock in the transaction. At closing, the Company will change its name to Broadpoint Gleacher Securities Group, Inc.

The Company’s broker-dealer subsidiaries, Broadpoint Capital, Inc. and Broadpoint AmTech are members the Financial Industry Regulatory Authority, Inc. (“FINRA”) and various other exchanges including in the case of Broadpoint Capital, Inc. the New York Stock Exchange, Inc. (“NYSE”) and the Boston Stock Exchange, Inc. (“BSE”) and the Company is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”).

The Company’s executive offices are located at 12 East 49th Street, 31st Floor, New York, NY 10017. The telephone number is (212) 273-7100 and our internet address is www.bpsg.com.

Discontinued Operations

During the past several years the Company restructured nearly all of its operations. In September 2007, the Company completed the sale of its Municipal Capital Markets Group to DEPFA BANK plc (“DEPFA”). In June 2007, the Company closed its Fixed Income Middle Markets Group. In April 2006, the Company closed its Convertible Arbitrage Advisory Group. In June 2006, the Company ceased operations in its Taxable Fixed Income division. In December 2004, the Company closed its asset management operations in Sarasota, Florida and in February 2005 sold its asset management operations in Albany, New York. In August 2000, Broadpoint Capital divested its retail brokerage operation.

The operating results of the groups and divisions referred above are reported as discontinued operations (see Note 25 of the Consolidated Financial Statements).

Available Information

The Company is required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access the Company’s SEC filings.

The Company will make available free of charge through its internet site http://www.bpsg.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

The Company also makes available, on the Corporate Governance page of its website, its (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) the charters of the Audit, Compensation, and Corporate Governance Committees of our Board of Directors, and (iv) the Complaint Procedures for Accounting and Auditing Matters. These documents will also be available in print without charge to any person who requests them by writing or telephoning: Broadpoint Securities Group, Inc., Att.: Investor Relations, 12 East 49th Street, 31st Floor, New York, NY 10017, U.S.A., telephone number (212) 273-7100.

Sources of Revenues

A breakdown of the amount and percentage of revenues from each principal source for the periods indicated follows (excluding discontinued operations):

For the Years Ended	2008		2007		2006
December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)

Principal transactions	$97,032	66.9%	$21,229	45.1%	$40,605	49.9%
Commissions	6,529	4.5%	4,666	9.9%	11,386	14.0%
Investment banking	8,296	5.7%	8,127	17.3%	26,643	32.8%
Investment banking revenue from related party	8,400	5.8%	—	—%	—	—%
Investment gains(losses)	(1,115)	(0.8)%	2,594	5.5%	(7,602)	(9.3)%
Fees and other	3,925	2.7%	1,856	3.9%	1,978	2.4%

Total operating revenues	$123,067	84.9%	$38,472	81.7%	$73,010	89.8%
Interest income	21,946	15.1%	8,639	18.3%	8,295	10.2%

Total revenues	$145,013	100.0%	$47,111	100.0%	$81,305	100.0%

For information regarding the Company’s reportable segment information, refer to Note 22 of the Consolidated Financial Statements.

Principal Transactions

The Company’s Debt Capital Markets and Broadpoint Descap segments maintain inventories of corporate debt, mortgage-backed and asset-backed securities, government securities and government agency securities.

The Company’s trading activities may require the commitment of capital. As a result, the Company exposes its own capital to the risk of fluctuations in market value. All inventory positions are marked to market; i.e. their fair value price on a daily basis. The following table sets forth the highest, lowest, and average month-end inventories (the net of securities owned and securities sold, but not yet purchased, less securities not readily marketable) for the year ended December 31, 2008, by securities category, where the Company acted in a principal capacity.

	Highest	Lowest	Average
Continuing Operations	Inventory, Net	Inventory, Net	Inventory, Net
(In thousands)

Corporate obligations	$100,131	$64,865	$85,414
Corporate stocks	2,798	711	1,226
U.S. Government and federal agencies obligations	531,220	165,356	259,058

Commissions

A portion of the Company’s revenue is derived from customer commissions on brokerage transactions for the Company’s institutional clients, such as investment advisors, mutual funds, hedge funds, and pension and profit sharing plans, for which the Company is not acting as a market maker.

Investment Banking

Investment banking fees are generated from capital raising transactions of equity and debt securities, fees for strategic advisory, fees for restructuring and recapitalization advisory services and valuations and related advisory services with respect to structured products to a diverse group of clients.

Capital Raising

The Company seeks to raise capital for its clients by underwriting and privately placing a broad range of securities including common and preferred stock, convertible and exchangeable securities, investment grade debt, high yield debt, bank debt and mortgage and asset-backed securities. The Company seeks to provide these services for a wide range of corporate clients primarily through initial public offerings, follow-on public equity offerings, secondary equity offerings and direct registered placements of equity securities, private placements of public and private equity, public and private placements of investment grade debt, high yield debt, bank debt and convertible debt, among others. The Company utilizes its team of Investment Banking professionals to structure transactions and its team of equity and debt distribution professionals within its Debt Capital Markets, Broadpoint AmTech and Broadpoint DESCAP segments to place underwritten and agented securities with its investor clients on behalf of its corporate clients and to provide aftermarket services on those securities including research, sales and trading.

Advisory Services

The Company offers a broad range of advisory services for a variety of corporate and institutional investor constituents. For corporations, the Company provides corporate strategic reviews, mergers and acquisitions advisory, takeover defense analyses, fairness opinions and restructuring and recapitalization advisory services. Corporate strategic advisory services are offered to a variety of constituents including corporate management teams, committees of corporate Boards of Directors. The Company seeks to provide advice in each of these areas to help its clients succeed and achieve their near and long-term goals. The Company also offers a range of advisory services to institutional investors including restructuring and recapitalization advisory and structured products valuation advisory services. Restructuring and recapitalization advisory services are offered to a variety of constituents including corporations, creditors, labor related parties, government agencies, litigation claimants, plan sponsors and stalking horse bidders or other potential acquirers. The restructuring and strategic advisory teams often generate financing opportunities from their clients. The Company also has a team of professionals which provides investment ideas to certain of the Company’s applicable sales and trading desks and valuation services on complex and difficult to value structured products to clients.

For the periods indicated, the table below provides a breakdown of the Company’s investment banking revenues by area.

	For the Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Investment banking transactions
Capital Markets	$4,719	$5,097	$21,793
Advisory	11,977	3,030	4,850

Total Investment Banking revenue	$16,696	$8,127	$26,643

Investment gains (losses)

The Company’s investment portfolio includes interests in privately held companies and its interest in FA Tech Ventures L.P managed by FATV. Investment gains (losses) are comprised of both unrealized and realized gains and losses from the Company’s investment portfolio (see Note 7 of the Consolidated Financial Statements).

Fees and Other

Fees and Other relate primarily to investment management fees earned by FATV and equity research fees.

Other Business Information

Operations

The Company’s broker-dealer subsidiaries clear customers’ securities transactions through third parties under clearing agreements. Under these agreements, the clearing agents execute and settle customer securities transactions, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.

Research

Broadpoint AmTech, formerly American Technology Research, is a wholly-owned broker-dealer subsidiary of the Company that provides equity research, sales, and trading to institutional investors. Many of the firm’s research analysts have strong technical backgrounds, as well as experience on both the buy and sell-sides of the market.

Broadpoint AmTech currently employs 13 publishing analysts who review and analyze the economy, general market conditions, technology trends, industries and specific companies through fundamental and technical analyses; make recommendations of specific action with regard to industries and specific companies; and respond to inquiries from customers.

Employees

As of March 1, 2009, the Company’s continuing operations had approximately 255 full-time employees, of which, approximately 23 are investment banking professionals in the Investment Banking segment. The Debt Capital Markets segment currently employs 43 high yield and high grade sales professionals, 11 desk analysts and 11 trading professionals. Broadpoint Descap is comprised of 30 sales professionals, 4 quantitative analysts and 11 trading professionals, as well as 4 advisory professionals dedicated to complex and difficult to value structured products. The Equities segment employs 20 research professionals and 26 sales and trading personnel. The Company considers its employee relations to be good and believes that its compensation and employee benefits are competitive with those offered by other securities firms. None of the Company’s employees are covered by a collective bargaining agreement.

Competition

As an investment bank, all aspects of the Company’s business are intensely competitive. The Company’s competitors are other investment banks, commercial banks or bank holding companies, brokerage firms, merchant banks and financial advisory firms. The Company competes with some of our competitors nationally and with others on a regional, product or business line basis. Many of the Company’s competitors have substantially greater capital and resources than it does and offer a broader range of financial products. The Company believes that the principal factors affecting competition in its business include client relationships, reputation, quality and price of our products and services, market focus and the ability of our professionals. Competition is intense for the recruitment and retention of qualified professionals. The Company’s ability to continue to compete effectively in our business will depend upon its continued ability to retain and motivate our existing professionals and attract new professionals. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products than the Company offers, including loans, deposit taking, and insurance. Many of these firms also have more extensive investment banking teams and services, which may enhance their competitive position relative to the Company’s. They also have the ability to support investment banking and securities products with commercial banking and other financial services revenue in an effort to gain market share, which could result in pricing pressure in the Company’s business. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of the Company’s competitors.

Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the direct oversight of broker-dealers, however, has been delegated to self-regulatory organizations, principally the Financial Industry Regulatory Authority (“FINRA”) and the U.S. securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC), which govern the securities industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to substantial regulation by state securities authorities in the U.S. jurisdictions in which they are registered. The Company’s subsidiaries, Broadpoint Capital and Broadpoint AmTech are registered, as broker-dealers in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands and 27 states and the Province of Ontario, Canada, respectively.

The U.S. regulations to which broker-dealers are subject cover many aspects of the securities business, including sales and trading practices, financial responsibility, including the safekeeping of customers’ funds and securities as well as the capital structure of securities firms, books and record keeping, and the conduct of their associated persons. Salespeople, traders, investment bankers and others are required to take examinations given and approved by FINRA and all principal exchanges as well as state securities authorities to both obtain and maintain their securities license registrations. Registered employees are also required to participate annually in the firm’s continuing education program.

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

Net Capital Requirements

The Company’s subsidiaries, Broadpoint Capital and Broadpoint AmTech, as broker-dealers, are subject to the net capital requirements of Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”). The Net Capital Rule is designed to measure the general financial condition and liquidity of a broker-dealer, and it imposes a required minimum amount of net capital deemed necessary to meet a broker-dealer’s continuing commitments to its customers.

Compliance with the Net Capital Rule may limit those operations, which require the use of a firm’s capital for purposes, such as maintaining the inventory required for trading in securities, underwriting securities, and financing customer margin account balances. Net capital changes from day to day, primarily based in part on a firm’s inventory positions, and the portion of the inventory value the Net Capital Rule requires the firm to exclude from its capital (see Note 19 of the Consolidated Financial Statements).

At December 31, 2008, net capital and excess net capital of the Company’s broker-dealer subsidiaries were as follows:

	Net Capital	Excess Net Capital
(In thousands of dollars)

Broadpoint Capital	$26,334	$26,084
Broadpoint AmTech	$1,360	$1,132

Item 1A.	Risk Factors

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

Company Risks

Difficult market conditions have and may continue to adversely affect our business in many ways.  Our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the U.S and elsewhere around the world. Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. Such conditions have materially and adversely changed over the prior fiscal year to unprecedented levels, characterized by a major lack of liquidity, substantially volatile and decreased asset values in nearly all asset classes, and a significant reduction in consumer and investor confidence. Currently, and as of the close of fiscal year 2008, the U.S. and the global economy are all in a recession. Many companies in a broad range of industries are in serious financial jeopardy due to the lack of consumer spending and business activity, and the lack of liquidity in the credit markets. Such conditions have also changed the broader landscape of the financial services industry, causing several industry leading institutions to fail or merge their businesses.

Despite the various initiatives and actions that the U.S. and other governments and banks have implemented and taken during 2008, asset values and consumer and investor confidence continue to decline, and the liquidity crisis remains in existence. The result of such conditions, among others, could be to limit our access to sources of funding as well as an increase in the cost of obtaining such funding, and could limit our ability to engage in certain activities. Such effects likely will continue until market conditions substantially improve.

Weakness in the equity and fixed income markets and diminished trading volume of securities could adversely impact our sales and trading business. Industry-wide declines in the size and number of underwritings and mergers and acquisitions also would likely have an adverse effect on our revenues and prospects. In addition, reductions in the trading prices for equity securities also tend to reduce the dollar value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. Our revenues would likely decline in such circumstances and, if we were unable to reduce expenses at the same pace, our profit margin would erode. In addition, in the event of extreme market events, such as the global credit crisis, we could incur substantial risk of loss due to market volatility.

We have incurred losses in recent periods and may incur losses in the future.  We have incurred losses in recent periods. We recorded a net loss of $17.4 million for the year ended December 31, 2008 and a net loss of $19.5 million for the year ended December 31, 2007. In recent years, we have experienced declines in revenues generated by certain of our key segments, including Equities and Other. We may incur losses and further declines in revenue in future periods. If we continue to incur losses and we are unable to raise funds to finance those losses, they could have a significant effect on our liquidity as well as our ability to operate.

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

We may experience further writedowns of our securities and other losses related to volatile and illiquid market conditions.  The volatility and lack of liquidity in the market has made it increasingly difficult to value certain of our securities. Subsequent valuations based on then-current information may require us to take further writedowns in the value of our securities in future periods. In addition, when such securities are sold it may be at a price materially lower than the current fair value. Such events may also have an adverse effect on our results of operations in future periods.

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

Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses.  Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity, such as the liquidity crisis that currently exists in the U.S. and global economy. Liquidity is of particular importance to our trading business and perceived liquidity issues may affect our clients and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity has been impaired by the current widening of credit spreads and significant decline in availability of credit, and could be further impaired due to other circumstances that we may be unable to control, such as a general market disruption, negative views about the financial services industry generally or an operational problem that affects our trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. We rely on cash and assets that have historically been readily convertible into cash such as our securities held in inventory to finance our operations generally and to maintain our margin requirements, particularly with our clearing firms, Ridge Clearing Outsource Solutions, Inc. (“Ridge”), JP Morgan Clearing Corp. (“JP Morgan”), and Pershing LLC (“Pershing”). Our ability to continue to access these and other forms of capital could be impaired due to circumstances beyond our control such as a dramatic change in the value of our collateral, the willingness or ability of lenders to provide credit, and market disruptions or dislocations, generally. Any such events could have a material adverse effect on our ability to fund our operations and operate our business.

In order to obtain funding to grow our business or fund operations in the event of continuing losses, we may seek to raise capital through issuance and sale of our common stock or the incurrence of additional debt. The sale of equity, or securities convertible into equity, would result in dilution to our stockholders. The incurrence of debt may subject us to covenants restricting our business activities. Additional funding may not be available to us on acceptable terms, or at all.

Our venture capital business and investment portfolio may also create liquidity risk due to increased levels of investments in high-risk, illiquid assets. We have made substantial principal investments in our private equity funds and may make additional investments in future funds, which are typically made in securities that are not publicly traded. There is a significant risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. It takes a substantial period of time to identify attractive investment opportunities and then to realize the cash value of our investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash. At December 31, 2008, $15.4 million of our total assets consisted of relatively illiquid private equity investments (see Note 7 of the Consolidated Financial Statements).

Capital requirements may impede our ability to conduct our business.  Broadpoint Capital and Broadpoint AmTech, our broker-dealer subsidiaries, are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm.

Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.  In recent years, we have experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic, algorithmic and direct market access trading, which has created additional competitive downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. As a result of pressure from institutional clients to alter “soft dollar” practices and SEC rulemaking in the soft dollar area, some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements, both in the form of lower commission rates and commission sharing agreements, have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our brokerage business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. Additionally, in 2008 several prominent financial institutions consolidated, merged or received substantial government assistance. Such events could result in our competitors gaining greater capital and other resources, or seeking to obtain market share by reducing fees, commissions or margins.

Certain of our businesses focus principally on specific sectors of the economy, and a deterioration in the business environment in these sectors generally or decline in the market for securities of companies within these sectors could materially and adversely affect our business.  For example, our equity business focuses principally on the sectors of the economy we cover. Therefore, volatility in the business environment in these sectors generally, or in the market for securities of companies within these sectors particularly, could substantially affect our financial results and the market value of our common stock. The market for securities in each of our target sectors may also be subject to industry-specific risks. Underwriting transactions, strategic advisory engagements and related trading activities in our target sectors represent a significant portion of our businesses. This concentration exposes us to the risk of substantial declines in revenues in the event of downturns in these sectors of the economy and any future downturns in our target sectors could materially and adversely affect our business and results of operations.

Markets have and may continue to experience periods of high volatility.  Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity, such as the asset price deterioration in the subprime residential mortgage market. Higher interest rates during the first half of 2007 continuing through 2008, falling property prices throughout the year and a significant increase in the number of subprime mortgages originated in 2005 and 2006 contributed to dramatic increases in mortgage delinquencies and defaults in 2007 and 2008 and led to delinquencies among higher-risk, or subprime, borrowers in the United States. The widespread dispersion of credit risk related to mortgage delinquencies and defaults through the securitization of mortgage-backed securities, sales of collateralized debt obligations and the creation of structured investment vehicles and the broad range of unregulated derivative products, caused banks to reduce their loans to each other or make them at higher interest rates. During the second half of 2007 and 2008, the economic impact of these problems spread and led to the most significant disruption of the financial markets since the great depression, and ultimately what amounted to a complete shutdown of the credit markets. Counterparties and other financial institutions failed in unprecedented fashion. It is impossible to predict how long these conditions will continue, whether they will continue to deteriorate and to know the extent to which our markets, products and businesses will be adversely affected. As a result, these conditions could adversely affect our financial condition and results of operations.

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

We may enter into transactions in which we commit our own capital as part of our trading business. The number and size of these transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. We maintain trading positions in the fixed income and equity markets to facilitate client-trading activities. To the extent that we own security positions, in any of those markets, a downturn in the value of those securities or in those markets could result in losses from a decline in value. Conversely, to the extent that we have sold securities we do not own in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to acquire the securities in a rising market. Moreover, taking such positions in times of significant volatility can lead to significant unrealized losses, which further impact our ability to borrow to finance such activities. The unprecedented volatility of the markets for both fixed income and equity securities in the fourth quarter of 2008, in combination with the credit crisis, caused several well established investment banks to fail or come close to failing. If these conditions continue our business, financial condition and results of operations could be adversely affected.

Our principal trading and investments expose us to risk of loss.  A significant portion of our revenues is derived from trading in which we act as principal. The Company may incur trading losses relating to the purchase, sale or short sale of corporate and asset-backed fixed income securities and equity securities for our own account and from other principal trading. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. For example, in 2008 we held securities of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). In general, any downward price movement in these securities could result in a reduction of our revenues and profits.

In addition, we may engage in hedging transactions and strategies that may not properly mitigate losses in our principal positions. If the transactions and strategies are not successful, we could suffer significant losses.

Our financial results may fluctuate substantially from period to period, which may impact our stock price.  We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. These variations may be attributed in part to trading related losses and the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. As a result, our business is highly dependent on market conditions and the interest in the market for the products we trade, as well as the decisions and actions of our clients and interested third parties. This risk may be intensified by our focus on growth companies in the healthcare, energy and technology sectors and mortgage asset backed securities, as the market for these securities has experienced significant variations in the number and size of offerings as well as the secondary trading volume and prices of newly issued securities. Because of recent difficult market conditions, more companies considering initiating the process of an initial public offering are exploring merger and acquisition exit opportunities. As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If we violate the listing requirements of The NASDAQ Global Market, our common stock may be delisted.  To maintain our listing on The NASDAQ Global Market, we must meet certain financial and liquidity criteria. One of these criteria requires that we maintain a minimum bid price per share of $1.00. We currently meet the listing standards for continued listing on The NASDAQ Global Market. The last reported sale price of our common stock on March 5, 2009 was $2.30 per share. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we violate The NASDAQ Global Market listing requirements, we may be delisted.

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

Our risk hedging strategies also expose us to the risk that counterparties that owe us money, securities or other assets will not perform on their obligations. These counterparties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. 2008 saw a number of counterparties default on obligations in the financial services community that was unprecedented in recent times. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

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

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations, including Greenwich CT, New York City NY, and Roseland NJ, work in close proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel.

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

We may be unable to fully capture the expected value from acquisitions in investments and personnel.  We currently expect to grow through acquisitions and through strategic investments as well as through internal expansion. To the extent we make acquisitions or enter into combinations, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients and business partners. In addition, acquisitions may involve the issuance of additional shares of our common stock, which may dilute our shareholders’ ownership of our firm. Furthermore, acquisitions could entail a number of risks including problems with the effective integration of operations, inability to maintain key pre-acquisition business relationships, increased operating costs, exposure to unanticipated liabilities and difficulties in realizing projected efficiencies, synergies and cost savings. There is no assurance that any of our recent acquisitions or any business we acquire in the future will be successfully integrated and result in all of the positive benefits anticipated. If we are not able to integrate successfully our past and future acquisitions, there is a risk that our results of operations may be materially and adversely affected. Finally, expansions or acquisitions have required and may in the future requires significant managerial attentions, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses.

Because MatlinPatterson FA Acquisition LLC, a Delaware limited liability company (“MatlinPatterson”), controls a majority of the voting power of our common stock, investors will not be able to affect the outcome of any shareholder vote.  As of March 4, 2008, MatlinPatterson controls approximately 54% of the voting power of our common stock. For as long as MatlinPatterson beneficially owns more than 50% of the outstanding shares of our common stock, it will be able to direct the election of all of the members of our board of directors, call a special meeting of shareholders at which our directors may be removed with or without cause and determine the outcome of most matters submitted to a vote of our shareholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. MatlinPatterson currently has and will have the power to prevent or cause a change in control, and could take other actions that might be favorable to MatlinPatterson but not to our other shareholders.

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

Future sales or anticipated future sales of our common stock in the public market, by us, by MatlinPatterson or by others, could cause our stock price to decline.  The sale by us of a significant number of shares of our common stock, or the perception that such future sales could occur, could materially and adversely affect the market price of our common stock. In addition, the sale or anticipated future sale of a significant number of shares of our common stock in the open market by MatlinPatterson or others, whether pursuant to a resale prospectus or pursuant to Rule 144, promulgated under the Securities Act, may also have a material adverse effect on the market price of our common stock. Any such decline in our stock price could impair our ability to raise capital in the future through the sale of additional equity securities at a price we deem appropriate.

Our pending acquisition of Gleacher Partners Inc. is subject to a variety of conditions and may not be completed.  On March 3, 2009, we announced that we had entered into a definitive merger agreement to acquire Gleacher Partners Inc., an internationally recognized financial advisory boutique known for advising companies in mergers and acquisitions and restructurings. Completion of this merger is subject to a variety of conditions, many of which are outside of our control. See Part II — Item 9b. Other Information. We believe that the completion of this merger will confer substantial benefits on us. However, we may not ultimately complete this transaction or obtain the anticipated benefits.

Risks Related to Our Industry

Our businesses could be adversely affected by market uncertainty or lack of confidence among customers and investors due to difficult geopolitical or market conditions.  Our investment banking business has been and may continue to be adversely affected by market conditions. Unfavorable economic or geopolitical conditions have and may continue to adversely affect customer and investor confidence, resulting in a substantial industry-wide decline in underwritings and financial advisory transactions. Additionally, market uncertainty and unfavorable economic conditions may result in fewer institutional clients with lesser amounts of assets to trade. In each case this could have an adverse effect on our revenues and profits. Additionally, unfavorable returns on investment, whether due to general adverse market conditions or otherwise, could adversely affect our ability to retain clients and attract new clients.

Financial difficulty of another prominent financial institution could adversely affect financial markets.  The creditworthiness and financial well-being of many financial institutions may be interdependent because of credit, trading, clearing or other relationships between the institutions. The financial difficulty of one company, therefore, could result in further market illiquidity or financial difficulties with other institutions and may adversely affect the clearing agencies, clearing houses, banks, exchanges and other intermediaries with which we conduct business. Such events, therefore, could adversely impact our business.

Financial services firms have been subject to increased scrutiny and enforcement activity over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.  Firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny and enforcement activity from a variety of regulators, including the SEC, FINRA (formerly NASD), NASDAQ, the state securities commission and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

Extensive regulation of public companies in the U.S. could reduce our revenue and otherwise adversely affect our business.  Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and NASDAQ to significantly expand corporate governance and public disclosure requirements, and more such regulation of both public companies and the financial services industry is considered likely at this time. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, or list their securities instead on non-U.S. securities exchanges, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

Our business is subject to significant credit risk.  In the normal course of our businesses, we are involved in the execution, settlement and financing of various customer and principal securities transactions. These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Although transactions are generally collateralized by the underlying security or other securities, we still face the risks associated with changes in the market value of securities that we may be obligated to purchase securities or have purchased in principal or riskless principal trades where a counterparty or customer fails to perform. During the recent unprecedented volatility of the financial markets this risk has been greatly increased. We may also incur credit risk in our derivative transactions to the extent such transactions result in uncollateralized credit exposure to our counterparties. We seek to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily.

Our business and results of operations could be adversely affected by governmental fiscal and monetary policies.  Our cost of funds for lending, investment activities and capital raising are affected by the fiscal and monetary policies of the U.S. and foreign governmental and banking authorities, changes to which are not wholly predictable or within our control. Such changes may also affect the value of the securities we hold.

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

As a brokerage and investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as underwriter to our clients on important underwritings or as advisor for mergers and acquisitions and other transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

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

The Company currently leases all of its office space. The Company’s lease for its headquarters in New York, New York (approximately 16,000 square foot space) expires on December 31, 2018

A list of office locations as of December 31, 2008 by segment is as follows:

Equities	Dallas, TX Greenwich, CT Littleton, CO New York, NY Newport, RI St. Louis, MO

Investment Banking	Boston, MA New York, NY

Debt Capital Markets	San Francisco, CA New York, NY Roseland, NJ Encino, CA

Broadpoint Descap	New York, NY Tucson, AZ Boston, MA FT Lauderdale, FL Woodland Hills, CA

Other	Albany, NY Boston, MA New York, NY

Item 3.	Legal Proceedings

In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”). The Company acted as placement agent in that sale, and a number of persons who were employees and officers of the Company at that time, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The plaintiffs’ claims were referred back to the Bankruptcy Court for such consideration. In February 2009, the Bankruptcy Court dismissed the motions in their entirety. Plaintiffs have filed a notice of appeal, which would be heard by the District Court. The Company believes that it has strong defenses and intends to vigorously defend itself against the plaintiffs’ claims, and believes the claims lack merit. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period which resolved.

In early 2008, Broadpoint Capital hired Tim O’Connor and 9 other individuals to form a new restructuring and recapitalization group within Broadpoint Capital’s Investment Banking segment. Mr. O’Connor, the new head of Broadpoint Capital’s Investment Banking Division, and each of the other employees are former employees of Imperial Capital, LLC (“Imperial”). Upon Broadpoint Capital’s hiring of these employees, Imperial commenced an arbitration proceeding against Broadpoint Capital, Mr. O’Connor, another employee hired by Broadpoint Capital and a former employee of Imperial who is not employed by Broadpoint Capital before the Financial Industry Regulatory Authority (“FINRA”). In the arbitration, Imperial alleged various causes of action against Broadpoint Capital as well as the individuals based upon alleged violations of restrictive covenants in employee contracts relating to the non-solicitation of employees and clients. Imperial claimed damages in excess of $100 million. Concurrently with the filing of the arbitration proceeding, Imperial sought and obtained a temporary restraining order in New York State Supreme Court, pending the conclusion of the FINRA arbitration hearing, enjoining Broadpoint from disclosing or making use of any confidential information of Imperial, recruiting or hiring any employees of Imperial and seeking or accepting as a client any client of Imperial, except those clients for whom any of the hired individuals had provided services as a registered representative while employed by Imperial. On April 17, 2008, Broadpoint Capital, the other respondents, and Imperial entered into a Partial Settlement whereby Imperial’s claims for injunctive relief were withdrawn and it was agreed the temporary restraining order would be vacated. Imperial’s remaining claim for damages arbitrated before FINRA at a hearing in September 2008. The Partial Settlement provides, among other things, for the potential future payment of amounts from Broadpoint to Imperial contingent upon the successful consummation of, or receipt of fees in connection with, certain transactions. On September 16, 2008, the Company agreed to a Settlement resolving all remaining claims among the parties. In particular, in exchange for a $500,000 payment from Broadpoint Capital, Imperial released its claims against the respondents. In addition, the respondents released the claims and defenses raised by them against Imperial (including third-party claims asserted against Imperial by Tim O’Connor), and the FINRA case was dismissed. The terms and conditions of the Partial Settlement remain in effect.

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

The Company has taken reserves in its financial statements with respect to legal proceedings to the extent it believes appropriate. However, accurately predicting the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles. Based on currently available information, the Company does not believe that any litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, results of operations and cash flows; although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company’s operating results in that period.

Item 4	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Global Market under the symbol “BPSG”. As of March 5, 2009 there were approximately 2,342 holders of record of the Company’s common stock. No dividends have been declared or paid on our common stock in the last two fiscal years. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future. The following table sets forth the high and low bid quotations for the common stock during each quarter for the fiscal years ended.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31

2008
Stock Price Range
High	$1.90	$2.69	$3.54	$3.26
Low	1.00	1.75	1.90	1.53
2007
Stock Price Range
High	$2.46	$1.96	$1.81	$1.74
Low	1.42	1.51	1.22	0.99

Information relating to compensation plans under which our common stock is authorized for issuance will be set forth in our definitive proxy statement for our annual meeting of stockholders to be held on May 14, 2009 and is incorporated by reference in Part III, Item 12.

ISSUANCE OF UNREGISTERED EQUITY SECURITIES

There were no undisclosed issuances of unregistered equity securities during 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock in the fourth quarter of 2008.

Item 6.	Selected Financial Data

The following selected financial data has been derived from the Consolidated Financial Statements of the Company. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

For the Years Ended December 31:	2008	2007	2006	2005	2004
(In thousands of dollars, except per share amounts)

Operating results:
Operating revenues	$123,067	$38,472	$73,010	$101,924	$99,706
Interest income	21,946	8,639	8,295	9,750	4,931

Total revenues	145,013	47,111	81,305	111,674	104,637
Interest expense	10,712	7,027	8,417	6,423	2,289

Net revenues	134,301	40,084	72,888	105,251	102,348
Expenses (excluding interest)	149,107	71,709	120,329	111,201	121,247

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principles	(14,806)	(31,625)	(47,441)	(5,950)	(18,899)
Income tax expense (benefit)	2,424	(4,703)	(828)	7,512	(10,052)

Income (loss) from continuing operations	(17,230)	(26,922)	(46,613)	(13,462)	(8,847)
Income (loss) from discontinued operations, net of taxes	(132)	7,460	2,205	3,245	5,260

Income (loss) before cumulative effect of an accounting change	(17,362)	(19,462)	(44,408)	(10,217)	(3,587)
Cumulative effect of accounting change, net of taxes	—	—	427	—	—

Net income (loss)	$(17,362)	$(19,462)	$(43,981)	$(10,217)	$(3,587)
Basic earnings per share:
Continuing operations	$(0.25)	$(0.98)	$(3.08)	$(0.97)	$(0.71)
Discontinued operations	—	0.27	0.15	0.23	0.42
Cumulative effect of an accounting change	—	—	0.03	—	—

Loss per share	$(0.25)	$(0.71)	$(2.90)	$(0.74)	$(0.29)

Diluted earnings (loss) per share:
Continuing operations	$(0.25)	$(0.98)	$(3.08)	$(0.97)	$(0.71)
Discontinued operations	—	0.27	0.15	0.23	0.42
Cumulative effect of an accounting change	—	—	0.03	—	—

Diluted loss per share	$(0.25)	$(0.71)	$(2.90)	$(0.74)	$(0.29)

Cash dividend	—	—	—	0.05	0.20
Book Value	1.23	1.41	3.46	6.28	6.45

As of December 31:	2008	2007	2006	2005	2004

Financial condition:
Total assets	$694,271	$269,517	$357,118	$443,541	$410,113
Short-term bank loans	—	—	128,525	150,075	139,875
Mandatory Redeemable Preferred Stock Debt	24,187	—	—	—	—
Notes payable	—	—	12,667	30,027	32,228
Obligations under capitalized leases	—	—	3,522	5,564	3,110
Temporary capital	—	104	104	3,374	3,374
Subordinated debt	1,662	2,962	4,424	5,307	3,695
Stockholders’ equity	98,290	82,267	51,577	87,722	86,085

Reclassification

Certain amounts in operating results for 2004 through 2007 have been reclassified to conform to the 2008 presentation. Refer to the “Reclassification” section of Note 1 to the Consolidated Financial Statements for more information regarding reclassification of amounts included in discontinued operations and for sale agreements entered into on TBA mortgage-backed securities. These TBA’s were previously accounted for as short securities sales and are now recorded as derivative transactions.

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

Business Overview

Broadpoint Securities Group, Inc., (the “Company”), is an independent investment bank that provides value-added, unconflicted advice to corporations and institutional investors. The Company provides services and generates revenues through its Investment Banking, Debt Capital Markets, Broadpoint DESCAP, Equities and Other segments. The Investment Banking segment provides capital raising and advisory services to corporations and institutional investors. The Debt Capital Markets segment provides sales and trading in a broad range of debt securities and generates revenues primarily through execution of riskless principal transactions on the sales of these securities. The Broadpoint DESCAP segment provides sales and trading in mortgage and asset-backed securities and generates revenues primarily through principal transactions and other trading activities associated with these securities. The Equities segment provides sales, trading and research in equity securities primarily through one of the Company’s broker-dealer subsidiaries, Broadpoint AmTech, generating revenues mainly through commissions on executing these securities. The Other segment generates revenue from unrealized gains and losses as a result of changes in the value of the firm’s investments and realized gains and losses as a result of sales of equity holdings, and through the management and investment of venture capital funds, this segment also includes the costs related to corporate overhead and support including various fees associated with legal and settlement expenses.

The Company has 255 employees, is a New York corporation, incorporated in 1985, and is traded on The NASDAQ Global Market (“NASDAQ”) under the symbol “BPSG”. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

During the past several years the Company restructured nearly all of its operations. In September 2007, the Company completed the sale of its Municipal Capital Markets Group to DEPFA BANK plc (“DEPFA”). In June 2007, the Company closed its Fixed Income Middle Markets Group. In April 2006, the Company closed its Convertible Arbitrage Advisory Group. In June 2006, the Company ceased operations in its Taxable Fixed Income division. In December 2004, the Company closed its asset management operations in Sarasota, Florida and in February 2005 sold its asset management operations in Albany, New York. In August 2000, Broadpoint Capital divested its retail brokerage operation.

The operating results of the groups and divisions referred above are reported as discontinued operations (see Note 25 of the Consolidated Financial Statements).

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

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

In March 2008, the Company and Broadpoint Capital completed its hiring of 47 employees of the New Jersey-based Fixed Income division of BNY Capital Markets, Inc. and the acquisition of certain related assets. The Company has formed a new Debt Capital Markets group with the new employees that provide sales and trading on a wide range of debt securities including bank debt, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt and re-org equity securities.

On March 4, 2008, the Company closed a $20 million private placement whereby investors purchased approximately 11.6 million shares of common stock from the Company at $1.70 per share. A fund managed by MAST Capital Management, LLC, a Boston-based investment manager that focuses on special situations debt and equity investment opportunities, led the investment purchasing 7.1 million of the approximately 11.6 million shares issued.

On June 27, 2008, the Company entered into a Preferred Stock Purchase Agreement with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”), for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Mandatory Redeemable Preferred Stock of the Company, par value $1.00 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock, par value $.01 per share, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million.

In October 2008, the Company completed the acquisition of American Technology Research Holdings, Inc. (“Broadpoint AmTech”), the parent of American Technology Research, Inc., a broker-dealer specializing in institutional research, sales and trading in the information technology, cleantech and defense areas. In connection with the reorganization of its legacy equities business, Broadpoint recorded a charge in the third quarter of approximately $1.8 million relating to compensation and other expenses.

On October 16, 2008, the Company completed the merger of two of its principal broker-dealer subsidiaries, Broadpoint Capital, Inc. and Broadpoint Securities, Inc. The two firms were merged into a single broker-dealer under the name Broadpoint Capital, Inc. The Company believes that the merger will increase efficiencies by enhancing the integration of services and processes across the firm’s business lines.

On March 3, 2009, the Company announced that it agreed to acquire Gleacher Partners, an internationally recognized financial advisory boutique best known for advising major corporations in mergers and acquisitions. Under the terms of the merger agreement, Broadpoint will pay the selling stockholders of Gleacher Partners, $20 million in cash and issue 23 million shares of common stock subject to resale restrictions. MatlinPatterson FA Acquisition LLC, Broadpoint’s majority shareholder, has approved the issuance of the shares of Broadpoint common stock in the transaction. At closing, the Company will change its name to Broadpoint Gleacher Securities Group, Inc. See Part II — Item 9b. Other Information.

RESTRUCTURING

In 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure with its then current level of activity. As a result, the Company incurred approximately $4.3 million in restructuring costs during 2008 and incurred $2.7 million in restructuring costs during the fourth quarter of 2007. The plan included a reduction in IT and operations support headcount, outsourcing the Company’s clearing operations, and eliminating excess office space. The Company has completed its restructuring plan to properly size its infrastructure (see Note 26 of the Consolidated Financial Statements).

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Business Environment in 2008

During the first half of 2008, economic growth slowed and the U.S. entered a recession. The lessening of liquidity that began in 2007 accelerated during 2008 and the U.S. markets experienced unprecedented challenges as credit contracted further, the downturn in economic growth broadened, and a number of major financial institutions faced serious problems. Concerns regarding future economic growth and corporate earnings, as well as illiquidity in the credit markets created challenging conditions for the equity markets which experienced significant broad-based declines, with equity indices significantly lower at the end of 2008 as compared to the end of 2007. Fixed income and equity markets experienced high levels of volatility, broad-based declines in asset prices and further reduced levels of liquidity, particularly in the fourth quarter of 2008. The impact of these events created extreme uncertainty around company and asset values, creating a challenging environment for investment banking advisory businesses and sharply narrowing opportunities to distribute securities in the equity and debt capital markets.

The financial landscape has also been altered dramatically over the course of the year with the bankruptcy of Lehman Brothers Holdings Inc., acquisitions and consolidations of major financial institutions, the Federal Government assuming a conservatorship role of both the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association and the conversion of Goldman Sachs Group, Inc. and Morgan Stanley into bank holding companies. In early October 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which, among other matters, enables the U.S. Treasury to purchase mortgage-related and other trouble assets from U.S. financial institutions. The U.S. Treasury has taken additional measures to provide liquidity to the capital markets and the U.S. Federal Reserve reduced its federal funds target rate to a range of 0 to 0.25%, its lowest level since 2003. The yield on the 10-year U.S. Treasury note declined to 2.25% at the end of 2008 from 3.91% at the beginning of the year.

The results of our operations for 2008 reflect these challenging market factors, which contributed to declining inventory valuations and reduced levels of capital markets activity. Competitor consolidation and the destabilization of the financial markets during these periods have conversely had a positive impact on business prospects as we have seen new customer activity across many of our businesses. However, a continuation of the volatile markets and unfavorable economic conditions of 2008 could have a material impact on our business and results of operations for the near term of 2009 and possibly subsequent years.

Our financial performance is highly dependent on the environment in which our businesses operate. Overall, during 2008, and continuing into 2009, the macro business environment for many of our businesses was extremely challenging, and there can be no assurance that these conditions will improve in the near term.

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

RESULTS OF OPERATIONS

	Years Ended December 31
	2008	2007	2006
(In thousands of dollars)

Revenues
Principal transactions	$97,032	$21,229	$40,605
Commissions	6,529	4,666	11,386
Investment banking	8,296	8,127	26,643
Investment banking revenue from related party	8,400	—	—
Investment gains (losses)	(1,115)	2,594	(7,602)
Interest income	21,946	8,639	8,295
Fees and other	3,925	1,856	1,978

Total revenues	145,013	47,111	81,305
Interest expense	10,712	7,027	8,417

Net revenues	134,301	40,084	72,888

Expenses (excluding interest)
Compensation and benefits	111,678	41,286	76,351
Clearing, settlement and brokerage costs	2,794	3,127	5,833
Communications and data processing	9,245	7,827	9,273
Occupancy and depreciation	6,259	6,559	9,154
Selling	4,152	4,157	4,013
Impairment	—	—	7,886
Restructuring	4,315	2,698	—
Other	10,664	6,055	7,819

Total expenses (excluding interest)	149,107	71,709	120,329

Loss before income taxes, discontinued operations and cumulative effect of an accounting change	(14,806)	(31,625)	(47,441)
Income tax expense (benefit)	2,424	(4,703)	(828)

Loss from continuing operations	(17,230)	(26,922)	(46,613)

Income from discontinued operations (net of taxes)	(132)	7,460	2,205

Loss before cumulative effect of an accounting change	(17,362)	(19,462)	(44,408)
Cumulative effect of an accounting change	—	—	427

Net loss	$(17,362)	$(19,462)	$(43,981)

Net interest income (expense)
Interest income	21,946	8,639	8,295
Interest expense	10,712	7,027	8,417

Net interest income (expense)	$11,234	$1,612	$(122)

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

2008 Financial Overview

For the year ended December 31, 2008, net revenues from continuing operations were $134.3 million, compared to $40.1 million for the year ended December 31, 2007. The 235 percent increase in net revenues was driven by increased commissions and principal transactions revenue in Broadpoint’s Descap segment and the addition of the Debt Capital Markets segment, which commenced operations in March 2008. Investment Banking revenue and net interest income also improved in 2008 compared to the prior year. The Company reported a loss from continuing operations of $17.2 million for the year ended December 31, 2008 compared to the Company’s loss from continuing operations of $26.9 million for the year ended December 31, 2007. Loss per diluted share from continuing operations for the year ended December 31, 2008 was $0.25 compared to a loss per diluted share of $0.98 for the year ended December 31, 2007. The Company reported a consolidated net loss of $17.4 million for the year ended December 31, 2008, compared to a consolidated net loss of $19.5 million for the year ended December 31, 2007. The Company recognized a pre-tax gain on the sale of its Municipal Capital Markets division of $7.9 million in 2007 as a component of discontinued operations. Consolidated diluted loss per share for the year ended December 31, 2008 was $0.25 compared to a consolidated loss per diluted share of $0.71 for the year ended December 31, 2007.

Net Revenues

For the year ended December 31, 2008, net revenues from continuing operations were $134.3 million, compared to $40.1 million for the year ended December 31, 2007. Commissions and principal transactions increased $77.7 million to $103.6 million from $25.9 million due to an increase at Broadpoint Descap of $25.9 million and $54.3 million generated by the Debt Capital Markets segment, which commenced operations in March 2008, partially offset by a decrease in Equities of $3.3 million. Investment Banking revenues increased 105 percent or $8.6 million to $16.7 million in 2008. The Investment Banking segment generated $12.9 million in revenues of which $10.2 million were due to its Restructuring and Recapitalization group, which commenced operations in February 2008. In addition, the Debt Capital Markets segment generated $3.3 million in placement fees and the Equities segment generated $0.4 million in investment banking fees for the year. Investment losses primarily associated with the Company’s venture capital subsidiary were $1.1 million compared to investment gains of $2.6 million for 2007. Net interest increased $9.6 million or 597 percent to $11.2 million due to higher inventory levels at Broadpoint Descap and lower financing costs. Fees and other revenues of $3.9 million increased by $2.1 million primarily due to an increase in payments received related to equity research agreements.

Non-Interest Expense

Non-interest expense increased $77.4 million, or 108 percent, to $149.1 million in the year ended December 31, 2008.

Compensation and benefits expense increased 170 percent, or $70.4 million, to $111.7 million in the year ended December 31, 2008 due to an increase in net revenues of 235 percent.

Clearing, settlement, and brokerage costs were $2.8 million representing a decrease of 11 percent in the year ended December 31, 2008 compared to the prior year. The year-over-year decline was primarily due to a decrease in equity trading volume that was partially offset by volume in the Debt Capital Markets segment and increased volume in the Broadpoint Descap segment.

Communications and data processing costs increased $1.4 million or 18 percent in the year ended December 31, 2008 due to the addition of the Debt Capital Markets segment and increased head count at the Broadpoint Descap segment, which offset cost savings initiatives implemented during the year. In addition, a

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

$0.6 million reserve related to services previously utilized by the legacy equities business was established in the third quarter of 2008.

Occupancy and depreciation expense decreased $0.3 million or 5 percent in the year ended December 31, 2008.

Selling expense remained relatively unchanged in the year ended December 31, 2008.

Other expense increased $4.6 million, or 76 percent, for the year ended December 31, 2008. The increase was driven primarily by an increase in legal and settlement expenses.

The Company reported an expense of $2.4 million for federal and state income taxes for the year ended December 31, 2008

2007 Financial Overview

For the year ended December 31, 2007, net revenues from continuing operations were $40.1 million, compared to $72.9 million for the year ended December 31, 2006. An improved performance in investments gain (losses) was overshadowed by a decline in investment banking revenues in the Equities and Investment Banking segments. In addition, commissions and principal transactions revenues in the Equities segment and Descap decreased. $2.7 million in expenses related to the Company’s restructuring costs also negatively impacted the Company’s 2007 results. The Company reported a loss from continuing operations of $26.9 million for the year ended December 31, 2007 compared to the Company’s loss from continuing operations of $46.6 million for the year ended December 31, 2006. Loss per diluted share from continuing operations for the year ended December 31, 2007 was $0.98 compared to a loss per diluted share of $3.08 for the year ended December 31, 2006. The Company reported a consolidated net loss of $19.5 million for the year ended December 31, 2007, compared to a consolidated net loss of $44.0 million for the year ended December 31, 2006. The Company recognized a pre-tax gain on the sale of its Municipal Capital Markets division of $7.9 million in 2007 as a component of discontinued operations. Consolidated diluted loss per share for the year ended December 31, 2007 was $0.71 compared to a consolidated loss per diluted share of $2.90 for the year ended December 31, 2006.

Net Revenues

Net revenues decreased $32.8 million, or 45 percent, to $40.1 million in 2007 led by a decline in investment banking revenue of $18.5 million and principal transactions and commissions revenue of $26.1 million. These losses were partially offset by an investment gain of $2.6 million in 2007 compared to an investment loss of $7.6 million in 2006. A decrease in equity listed commission revenue resulted in a 59 percent decrease in commission revenue. Principal transaction revenue decreased 48 percent due to a decrease in trading volume as a result of declines in customer activities. Net interest income increased $1.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of an improvement in interest rate spreads primarily in the Broadpoint Descap segment.

Non-Interest Expense

Non-interest expense decreased $48.6 million, or 40 percent, to $71.7 million in the year ended December 31, 2007.

Compensation and benefits expense decreased 46 percent, or $35.1 million, to $41.3 million in the year ended December 31, 2007. The decrease was the result of a reduction in other compensation of $22.3 million and salary expense of $8.0 million. The decline in other compensation was directly related to a decrease in net revenue of 45 percent. The decline in salary expense was the result of a 26 percent decrease in average full

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

time headcount. Included in compensation and benefit expense for the year ended December 31, 2007 is $2.4 million relating to the restructuring plan discussed above. The Company completed its restructuring plan to properly size its infrastructure in the third quarter of 2008.

Clearing, settlement, and brokerage costs were $3.1 million representing a decrease of 46 percent in the year ended December 31, 2007 compared to the prior year. The year-over-year decline was primarily due to both a reduction in ECN expense of $1.5 million and transaction fee expense of $0.6 million, as a result of a decrease in NASDAQ trading activity.

Communications and data processing costs decreased $1.4 million or 16 percent in the year ended December 31, 2007. There was a $0.8 million decline in data processing expense and a $0.6 million decrease in market data services expense. Data processing expense was down in equities due to lower trading volumes and additional pricing concessions from the Company’s back-office vendor. A decrease in headcount of 26 percent accounted for the decrease in market data services.

Occupancy and depreciation expense decreased $2.6 million or 28 percent in the year ended December 31, 2007. The decrease was due to expenses related to office consolidations in the year ended December 31, 2006 in which the Company incurred $1.8 million in charges as a result of consolidating its office space in Albany, New York City, Boston and Greenwich, CT along with incurring an additional $0.6 million in costs related to the Company’s additional office space in New York City.

Selling expense increased 4 percent, or $0.1 million, in the year ended December 31, 2007 as a result of a slight increase in travel and entertainment and promotional expenses.

In the year ended December 31, 2006, the Company recorded an impairment of its intangible assets including goodwill relating to Broadpoint Securities of $7.9 million. The Company had no impairment in the year ended December 31, 2007.

Other expense decreased $1.8 million, or 23 percent, for the year ended December 31, 2007. The decrease was driven primarily by a decline in legal expenses of $1.8 million relating to various legal settlements during the year ended December 31, 2006.

The Company reported a benefit for federal and state income taxes of $4.7 million from continuing operations for the year ended December 31, 2007, an increase of $3.9 million from the year ended December 31, 2006. Due to the sale and related discontinuance of the Municipal Capital Markets division, the Company recognized income from discontinued operations for the year ended December 31, 2007 of $7.5 million. The Company had loss from continuing operations and continues to have a full valuation allowance. Under the accounting for income tax rules described in FASB Statement No. 109, the Company must record a benefit in continuing operations to offset tax expense recorded in discontinued operations. The Company recorded tax expense of $4.7 million in discontinued operations for the year ended December 31, 2007.

Business Highlights

For presentation purposes, net revenue within each of the businesses is classified as commissions and principal transactions, investment banking, investment gains (losses), net interest, and other. Commissions and principal transactions includes commissions on agency trades and gain and losses from sales and trading activities. Investment banking includes revenue generated from capital raising transactions of equity and debt securities, fees for strategic advisory, fees for restructuring and recapitalization services and valuations of structured products. Investment gains (losses) reflects gains and losses on the Company’s investment portfolio. Other revenue reflects management fees received from the partnerships the Company manages and research fees. Net interest includes interest income net of interest expense and reflects the effect of funding rates on the

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Company’s inventory levels. Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

Equities

	2008	2007	2006
(In thousands of dollars)

Net revenue
Commissions and Principal Transactions	$8,052	$11,381	$33,581
Investment Banking	434	1,039	4,817
Net Interest	8	8	9
Other	2,481	609	32

Total Net Revenue	$10,975	$13,037	$38,439

Pre-Tax Contribution	$(8,997)	$(12,286)	$(8,640)

2008 vs. 2007

Net revenues in Equities decreased $2.1 million or 16 percent to $11.0 million in 2008. In 2008, equities represented 8 percent of consolidated net revenue compared to 33 percent in 2007. Commissions and principal transactions revenue declined due, in part, to a decrease in trading activity and a reduction in Equity trading and sales personnel in anticipation of the Company’s acquisition of Broadpoint AmTech in October. Approximately 54 percent of commissions and principal transactions revenue for the full year was contributed by Broadpoint AmTech in the fourth quarter. Equity Investment Banking revenues decreased 58 percent compared to 2007. In the third quarter of 2008 the Company incurred $4.4 million in costs associated with transitioning the legacy Equity sales and trading operations to the Broadpoint AmTech platform. Closedown costs of approximately $1.8 million related to reserves established for clearing, settlement, and brokerage costs and communications and data processing services the Company had contracts for, and other costs related to compensation and benefits. In addition the legacy Equities business reported an operating loss of $2.6 million.

2007 vs. 2006

Net revenues in equities decreased $25.4 million or 66 percent to $13.0 million in 2007. In 2007, equities represented 33 percent of consolidated net revenue compared to 54 percent in 2006. Equity commissions and principal transactions revenue decreased across all products with net revenue down 67 percent compared to 2006. Compared to 2006, NASDAQ net revenue was down 69 percent to $7.5 million and listed net revenue of $3.8 million represented a 63 percent decrease relative to the prior year. Declines in customer activity and pressure on overall commission rates for both listed and NASDAQ were partially offset by improved trading loss ratios related to Market-making activities in both groups. Investment banking net revenues decreased 78 percent versus the prior year due to lower transaction volume and lower average fees per transaction.

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Broadpoint Descap

	2008	2007	2006
(In thousands of dollars)

Net revenue
Commissions and Principal Transactions	$41,083	$15,176	$18,146
Investment Banking	110	730	223
Net Interest	9,692	(667)	(794)
Other	31	25	(14)

Total Net Revenue	$50,916	$15,264	$17,561

Pre-Tax Contribution	$21,076	$2,757	$(922)

2008 vs. 2007

Broadpoint Descap net revenue increased 234 percent to $50.9 million in 2008. Commissions and principal transactions revenue increased $25.9 million or 171 percent compared to the prior year due to increased trading volumes and an overall widening of spreads in their markets. Net interest increased by $10.4 million due to decreased funding rates and the allocation of additional capital that was utilized to increase net inventory levels leading to higher interest income. Pre-tax contribution increased $18.3 million or 664 percent due to the increase in net revenues.

2007 vs. 2006

Broadpoint Descap net revenue declined 13 percent to $15.3 million in 2007. Commissions and principal transactions revenue decreased $3.0 million or 16 percent compared to the prior year due to the impact of several large block transactions in the second quarter of 2006. Investment banking revenue increased 227 percent while net interest expense decreased $0.1 million to $0.7 million.

Debt Capital Markets

	2008	2007	2006
(In thousands of dollars)

Net revenue
Commissions and Principal Transactions	$54,311	$—	$—
Investment Banking	3,297	—	—
Net Interest	1,634	—	—
Other	99	—	—

Total Net Revenue	$59,341	$—	$—

Pre-Tax Contribution	$5,887	$—	$—

2008 vs. 2007

The Debt Capital Markets segment commenced operations in March of 2008. The Debt Capital Markets segment provides sales and trading in a broad range of debt securities.

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Investment Banking

	2008	2007	2006
(In thousands of dollars)

Net revenue
Commissions and Principal Transactions	$—	$(95)	$—
Investment Banking	12,855	6,387	21,594
Net Interest	—	(5)	16
Other	—	—	—

Total Net Revenue	$12,855	$6,287	$21,610

Pre-Tax Contribution	$171	$(1,391)	$12,199

2008 vs. 2007

Investment Banking net revenue increased $6.6 million or 104 percent to $12.9 million in 2008. The revenues generated in 2008 primarily resulted from the activities of the Restructuring and Recapitalization group which commenced operations in February of 2008. The Restructuring and Recapitalization group completed one significant transaction with MatlinPatterson which accounted for 58 percent of 2008 revenues.

2007 vs. 2006

Investment Banking net revenues decreased $15.3 million or 71 percent to $6.3 million versus the prior year due to lower transaction volume and lower average fees per transaction.

Other

	2008	2007	2006
(In thousands of dollars)

Net revenue
Commissions and Principal Transactions	$115	$(567)	$264
Investment Banking	—	(29)	9
Investment Gains/ (Losses)	(1,115)	2,594	(7,602)
Net Interest	(100)	2,276	647
Other	1,314	1,222	1,960

Total Net Revenue	$214	$5,496	$(4,722)

Pre-Tax Contribution	$(32,943)	$(20,705)	$(50,078)

2008 vs. 2007

Other net revenue decreased $5.3 million compared to 2007. Other net revenue was negatively impacted by losses incurred on the valuation of the Company’s investments in Broadpoint’s venture capital subsidiary. For the year ended 2008, net interest expense was $0.1 million compared to net interest income of $2.3 million for 2007 due to an increase in interest expense for the mandatory redeemable preferred stock cash dividend that was partially offset by the FATV management fee for managing the partnership. Pre-tax contribution was negatively impacted by costs associated with the restructuring plan and legal costs.

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

2007 vs. 2006

Net revenue increased $10.8 million compared to 2006 as a result of a change in value related to the Company’s investment portfolio. The improvement in pre-tax contribution was primarily the result of a $10.2 million improvement in investment gains in 2007, a $7.9 million impairment charge in 2006 and $6.8 million in retention expense recognized in 2006. In 2007, the Company incurred an expense of $0.9 million due to compensation and occupancy expenses relating to the movement of the Company’s headquarters.

LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the Company’s assets are liquid, consisting of cash and assets that have historically been readily convertible into cash such as our securities held in inventory. The majority of these assets are financed by the Company’s clearing agents. The majority of the Company’s securities positions in our trading accounts are readily marketable and actively traded.

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

On March 5, 2008 the Company completed a $19.7 million investment at $1.70 per share. A fund managed by MAST Capital Management, LLC (“Mast”), a Boston-based investment manager that focuses on special situations debt and equity investment opportunities, led the investment, purchasing 7.1 million of the approximately 11.6 million shares issued.

On June 27, 2008 the Company entered into a Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of the Series B Preferred Stock and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. The Preferred Stock Purchase Agreement and the Series B Preferred Stock include, among other things, certain negative covenants and other rights with respect to the operations, actions and financial condition of the Company and its subsidiaries so long as the Series B Preferred Stock remains outstanding. Cash dividends of 10 percent per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012 (see Note 14 of the Consolidated Financial Statements).

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

The redemption prices are as follows:

Premium
Date	Call Factor

Prior to and including June 26, 2009	1.07
From June, 27 2009 to December 27, 2009	1.06
From December 28, 2009 to June 27, 2010	1.05
From June 28, 2010 to December 27, 2011	1.04
From December 28, 2011 to June 2012	1.00

In 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure with its then current level of activity. As a result, the Company incurred approximately $2.7 million in restructuring costs during the fourth quarter of 2007 and incurred an additional $4.3 million in restructuring costs during of 2008. The plan included a reduction in IT and operations support headcount, outsourcing the Company’s clearing operations, and eliminating excess office space. The Company has completed its restructuring plan to properly size its infrastructure.

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
OPERATIONS — (Continued)

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

On November 18, 2008, the Company entered into a Sublease (the “SF Sublease”), by and between the Company and Jefferies & Company, Inc. (“Subtenant”), a Delaware corporation, for the lease of 19,620 square feet on the 24th floor at the building known as Post Montgomery Center, One Montgomery Tower, San Francisco, California. The subleased premises were originally leased by the Company from Post-Montgomery Associates (the “Master Landlord”) pursuant to an Office Lease dated as of March 31, 2005. The term of the SF Sublease commences on the earlier of (i) April 1, 2009 or (ii) the date Subtenant opens for business in the subleased premises and expires July 30, 2015; however, Subtenant’s obligation to pay rent does not commence until July 1, 2009. Subtenant does not have any right to renew the term of the SF Sublease. In connection with the execution and delivery of the SF Sublease, and pursuant to the terms of a Consent to Sublease, Recognition Agreement and Amendment to Lease, the Company is required to provide to Master Landlord a security deposit in the amount of $338,981 in the form of an irrevocable letter of credit (the “LOC”). Under certain conditions, the Company has the right to reduce the LOC through January 1, 2015. The Company arranged for such a letter of credit in favor of Landlord in the amount of $338,981 issued by The Bank of New York Mellon.

On October 31, 2008, the Company entered into an Office Lease (the “Tower 49 Lease”), by and between the Company and Kato International LLC, (“KATO”) for the lease of 16,000 rental square feet consisting of the 31st floor of 12 East 49th Street, New York, New York 10017. The term of the Lease is for a term of ten years and two months, commencing on November 1, 2008; however, the obligation to pay rent did not commence until January 14, 2009. The Company has a one time right of early termination as of December 31, 2013, upon the payment of a $900,000 early termination fee and notice provided to the KATO not less than fifteen (15) months prior to December 31, 2013. KATO will endeavor to provide notice to the Company if any full floor above the 24th floor becomes available for leasing until September 30, 2012. However, the Company has no option, right of first refusal or other right as to same. In connection with the execution and delivery of the Lease, the Company provided to KATO a security deposit in the amount of $1,324,000.00 in the form of an irrevocable letter of credit. Under certain conditions, the Company has the right to reduce the security deposit by $220,667 on each of July 1, 2010, January 1, 2012 and July 1, 2013, but in no event shall the security deposit be reduced below $662,000. The Company arranged for such a letter of credit in favor of Landlord in the amount of $1,324,000 issued by The Bank of New York Mellon.

On March 3, 2009, the Company announced that it has agreed to acquire Gleacher Partners, an internationally recognized financial advisory boutique best known for advising major companies in mergers and acquisitions. Under the terms of the merger agreement, Broadpoint will pay the selling stockholders of Gleacher Partners $20 million and issue 23 million shares of common stock subject to resale restrictions. MatlinPatterson FA Acquisition LLC, Broadpoint’s majority shareholder, has approved the issuance of the shares of Broadpoint common stock in the transaction. At closing, the Company will change its name to Broadpoint Gleacher Securities Group, Inc. See Part II — Item 9b. Other Information.

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Short-term Bank Loans and Notes Payable

At December 31, 2007 and December 31, 2008, respectively, the Company had no outstanding short-term bank loans.

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

Regulatory

As of December 31, 2008, Broadpoint Capital Inc. and Broadpoint AmTech., the Company’s two registered broker-dealer subsidiaries, were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of December 31, 2008, Broadpoint Capital had net capital of $26.3 million, which exceeded minimum net capital requirements by $26.1 million, while Broadpoint AmTech had net capital of $1.4 million, which exceeded minimum net capital requirements by $1.1 million. Broadpoint Capital had been required and did report the level of its net capital to its FINRA representative on a weekly basis. During the third quarter of 2008, Broadpoint Capital was relieved from reporting these amounts to its FINRA representative on such basis.

Derivatives

The Company utilizes various economic hedging strategies to actively manage its market, credit and liquidity exposures. The Company also may purchase and sell securities on a when-issued basis. At December 31, 2008, the Company had no outstanding underwriting commitments, had not purchased or sold any securities on a when-issued basis, and had entered into sale agreements on to-be-announced (“TBA”) mortgage-backed securities in the amount of $151.2 million and purchase agreements in the amount of $5.1 million.

Investments and Commitments

As of December 31, 2008, the Company had a commitment to invest up to an additional $1.3 million in the Partnership. The investment period expired in July 2006, however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner are George McNamee, a Director of the Company, Broadpoint Enterprise Funding, Inc., a wholly-owned subsidiary of the Company, and certain

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

other employees of FATV. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company.

As of December 31, 2008, the Company had an additional commitment to invest up to $0.1 million in (EIF). The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that this will be funded by the Company through operating cash flow.

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

Pursuant to the Transition Agreement, and subject to certain conditions, the Company will make a capital commitment of $10 million to Fund III (the “Broadpoint Commitment”) at the first closing of Fund III at which the total commitments to Fund III (excluding the Broadpoint Commitment) exceed a threshold amount. If such threshold is not met at the first closing, the Broadpoint commitment shall be made at the closing at which the threshold is met; provided that if such threshold is not reached by June 30, 2009, the Company’s obligation to make the Broadpoint Commitment shall terminate. The Company will also receive an equity interest in the general partner of Fund III, subject to the making of the Broadpoint Commitment. In addition, the Company will have the right to receive additional compensation for capital commitments made to Fund III from certain investors introduced by its affiliates.

It is also contemplated that, on the Trigger Date, each of the FATV Principals will resign from FATV and/or the Company, as the case may be. The Company has also agreed to assign to NewCo the name “FA Technology.”

Although the Transition Agreement provides that the Company was no longer obligated, as of January 1, 2009, to fund expenses related to operations and staffing of the existing fund, or expenses related to organization and marketing of Fund III, the Company has continued to fund such expenses. The Transition Agreement provides that if the first closing of Fund III does not occur on or before March 31, 2009, the parties’ rights and obligations under the Transition Agreement shall automatically terminate, except as follows: (a) certain nonsolicitation obligations of the FATV Principals shall continue and (b) upon the initial closing of any subsequent venture capital fund sponsored by NewCo or any 4 of the 6 FATV Principals before June 30, 2009, NewCo or such FATV Principals shall cause NewCo or such subsequent fund to reimburse the Company for any expenses related to the organization and marketing of Fund III funded by the Company.

Contingent Consideration

On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities Inc., subsequently known as Broadpoint Securities. Per the stock purchase agreement, the sellers

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

were to receive future contingent consideration based on the following: For each of the three years ending May 31, 2005, May 31, 2006 and May 31, 2007, if Broadpoint Securities’ Pre-Tax Net Income (exclusive of certain intercompany charges, as defined) (i) is greater than $10 million, The Company was to pay to the sellers an aggregate amount equal to fifty percent (50%) of Broadpoint Securities’ Pre-Tax Net Income for such period or (ii) is equal to or less than $10 million, the Company was to pay them an aggregate amount equal to forty percent (40%) of Broadpoint Securities’ Pre-Tax Net Income for such period. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2004 through May 31, 2005, $2.2 million on contingent consideration was paid to the Sellers and from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration was paid to the Sellers on May 29, 2008. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2006 to May 31, 2007, no contingent consideration was payable to the Sellers for this period.

On October 2, 2008 the Company acquired 100 percent of the outstanding common shares of American Technology Research Holdings, Inc. (“AmTech”), subsequently known as Broadpoint AmTech. Per the stock purchase agreement, the sellers were to receive future contingent consideration consisting of approximately 100 percent of the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in profits. The Sellers also will have the right to receive earn-out payments consisting of 50 percent of such profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, which will be subject to transfer restrictions that will lapse ratably over the three years following issuance, or 50 percent in restricted stock from the Incentive Plan, subject to vesting based on continued employment with Broadpoint AmTech. Based on the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008, $0.9 million of contingent consideration has been accrued at December 31, 2008.

Contingent Liabilities

On September 14, 2007, the Company consummated the sale of the Municipal Capital Market Group of its subsidiary, Broadpoint Capital, Inc. to DEPFA. In connection with such sale, the Company recognized a pre-tax gain on sale in the amount of $7.9 million. Pursuant to the asset purchase agreement, the Company was required to deliver an estimate of the accrued bonuses at closing and a final accrued bonus calculation thirty days following closing. The Company accrued the bonus consistent with the asset purchase agreement. All items arising from the sale of the Municipal Capital Markets Group were reflected in the Gain on Sale of Discontinued Operations. This includes the closing bonuses paid to employees and the reversal of restricted stock and deferred cash amortization as a result of the employees’ termination of employment. On October 30, 2007, DEPFA provided the Company notice that it was exercising its option pursuant to the agreement to appoint an independent accounting firm to conduct a special audit of the final accrued bonus amount. On June 26, 2008, DEPFA provided the Company notice that it was withdrawing its dispute of the final accrued bonus amount.

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

In addition, the securities industry is highly regulated. The Company is subject to both routine and unscheduled regulatory examinations of our business and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years securities firms have been subject to

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on the Company. Periodically the Company receives inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The Company’s responses to these communications have in the past resulted in its being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on its business.

Intangible Assets and Goodwill

Intangible assets consist predominantly of customer related intangibles and goodwill related to the acquisitions of Broadpoint Securities, Broadpoint AmTech, and the Debt Capital Markets Group. These intangible assets were allocated to the reporting units within Broadpoint Securities Group, Inc. pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized. The Company reviews its goodwill in order to determine whether its value is impaired on an annual basis. In addition to annual testing, goodwill is also tested for impairment at the time of a triggering event requiring re-evaluation, if one were to occur. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses Income and Market approaches to determine fair value of the reporting unit. The Income approach applies a discounted cash flow analysis based on management’s projections, while the Market approach analyzes and compares the operating performance and financial condition of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required the Company will continue to perform impairment and goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

As of December 31, 2008, $23.3 million of goodwill and $8.2 million of amortizable customer intangibles have been recorded on Broadpoint Securities Group, Inc.’s financial statements. As a result of annual impairment testing, the goodwill related to the acquisition of Broadpoint Securities Inc. was determined not to be impaired. In 2007, as a result of the annual impairment testing, the goodwill related to the acquisition of Broadpoint Securities, Inc. was determined not to be impaired.

Tax Valuation Allowance

At December 31, 2008, the Company had a valuation allowance of $24.7 million compared to $27.0 million at December 31, 2007. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income. As a result, the Company does not anticipate that the payment of future taxes will have a significant negative impact on its liquidity and capital resources. See Note 17 of the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGMENTS

Information concerning the Company’s off balance sheet arrangements are included in the Contractual Obligations section which follows. Except as set forth in such section, the Company has no off-balance sheet arrangements.

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

CONTRACTUAL OBLIGATIONS

The following table sets forth these contractual obligations by fiscal year:

	Total	2009	2010	2011	2012	2013	Thereafter	All Others
(In thousands of dollars)

Operating leases (net of sublease rental income)(1)	66,426	5,700	6,159	5,908	5,865	5,932	36,862	—
Partnership and employee investment funds commitments(2)	1,400	1,400	—	—	—	—	—	—
Partnership transition commitment(3)	10,000	10,000	—	—	—	—	—	—
Mandatory Redeemable Preferred Stock(4)	37,484	2,500	2,500	2,500	29,984	—	—	—
Subordinated debt(5)	1,662	465	287	108	207	185	410	—
Liabilities from unrecognized tax benefits(6)	3,600	—	—	—	—	—	—	3,600

Total	$120,572	$20,065	$8,946	$8,516	$36,056	$6,117	$37,272	$3,600

(1)	The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2021(see Note 13 to the Consolidated Financial Statements.)

(2)	The Company has a commitment to invest in FA Technology Ventures L.P. (the “Partnership”) and an additional commitment to invest in funds that invest in parallel with the Partnership (see “Note 13 to the Consolidated Financial Statements”).

(3)	In connection with the Transition Agreement the Company entered into with FATV, FA Technology Holding, LLC, and the FATV Principals, the Company has a commitment to invest $10 million in Fund III, subject to certain conditions (see Note 13 to the Consolidated Financial Statements).

(4)	In connection with the Series B Preferred Stock Purchase Agreement on and effective June 27, 2008, the holders of Series B Preferred Stock are entitled to receive cash dividend of 10 percent per annum, payable quarterly, as well as dividends at rate of 4 percent per annum which accrue and are cumulative, if not otherwise paid quarterly at the option of the Company. The Company is required to redeem all of the Series B Preferred Stock on or before June 27, 2012 at the Redemption Price. (see Note 14 to the Consolidated Financial Statements.)

(5)	A select group of management and highly compensated employees are eligible to participate in the Broadpoint Securities Group, Inc. Deferred Compensation Plan for Key Employees (the “Key Employee Plan”). The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Key Employee Plan. The accounts of the participants of the Key Employee Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Key Employee Plan.

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

(6)	At December 31, 2008, the Company had a reserve for unrecognized tax benefits including related interest of $3.6 million. The Company is unable at this time to estimate the periods in which potential cash outflows relating to these liabilities would occur because the timing of the cash flows are dependent upon audit by the relevant taxing authorities. The Company presently has an ongoing audit with the State of New York. Management does not expect any significant change in unrecognized tax benefits in the next twelve months.

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

Valuation of Securities and Other Assets

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value, including cash, securities purchased under agreements to resell, securities owned, investments and securities sold but not yet purchased. Unrealized gains and losses resulting from valuing investments at market value or fair value as determined by management are included as revenues from investment gains (losses). Proprietary securities transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities transactions entered into for the account and risk of the Company are recorded on a trade date basis. Customers’ securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis. Equity securities owned and equity securities sold, but not yet purchased are comprised of United States equity securities and are valued at market value based on quoted market prices. Fixed income securities owned and fixed income securities sold but not yet purchased, are valued using a variety of inputs, including observable market inputs when available. The Company utilizes observable market factors in determining fair value, Management also utilizes benchmark yields, reported trades for comparable trade sizes, issuer spreads, two sided markets, benchmark securities, bids and offers. These inputs relate either directly to the financial asset being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions). Additionally for certain mortgage backed securities, management also considers various characteristics such as issuer, underlying collateral, prepayment speeds, cash flows and credit ratings. Management considers these pricing methodologies consistent with the assumptions made by other market participants in valuing similar financial assets. For investments in illiquid and privately held securities that do not have readily determinable fair values, the Company’s estimate of fair value is generally reflected as our original cost basis unless the investee has raised additional debt or equity capital, and we believe that such a transaction, taking into consideration differences in the terms of securities, is a better indicator of fair value; or we believe the fair value is less than our original cost basis. All of our investments are evaluated quarterly for changes in fair value. Factors that have an impact on our analysis include subjective assessments about a fair market valuation of the investee, including but not limited to assumptions regarding the expected future financial performance of the investee and our assessment of the future prospects of the investee’s business model. Securities owned and investments

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

include, at December 31, 2008 and 2007, $15.4 million and $16.9 million, respectively, of private equity securities related to the venture capital funds managed by FATV.

Intangible Assets and Goodwill

Intangible assets consist predominantly of customer related intangibles and goodwill related to the acquisitions of Broadpoint Securities, Broadpoint AmTech, and the Debt Capital Markets Group. These intangible assets were allocated to the reporting units within Broadpoint Securities Group, Inc. pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized. The Company reviews its goodwill in order to determine whether its value is impaired on an annual basis. In addition to annual testing, goodwill is also tested for impairment at the time of a triggering event requiring re-evaluation, if one were to occur. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses Income and Market approaches to determine fair value of the reporting unit. The Income approach applies a discounted cash flow analysis based on management’s projections, while the Market approach analyzes and compares the operating performance and financial condition of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required the Company will continue to perform impairment and goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount Intangible assets are tested for impairment whenever events or circumstance suggest that the carrying amount of an asset is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

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

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Consideration” for details on the liability for contingent consideration related to the acquisition of Descap and Broadpoint AmTech.

Risks and Uncertainties

The Company also records reserves or allowances for doubtful accounts related to receivables. Receivables at the broker/dealers are generally collateralized by securities owned by the brokerage clients. Therefore,

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

when a receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker/dealer price quotations.

The Company also makes loans to employees for recruiting and retention purposes. The Company provides for a specific reserve on these receivables if the employee is no longer associated with the Company and it is determined that it is probable the amount will not be collected. At December 31, 2008, the receivable from employees for recruiting and retention purposes was $3.9 million.

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

The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. The Company has recorded a valuation allowance as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2008, of approximately $24.7 million.

Significant judgment is required in determining income tax provisions under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS No. 109) and in evaluating uncertain tax positions. The Company recognizes tax benefits from uncertain tax positions only when positions meet the minimum probability threshold, as defined by FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of the Company’s provision for income taxes. The Company presently has an ongoing audit with the State of New York.

In the event actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax.

Securities Issued for Services

Options:  The Company granted incentive and nonqualified stock options periodically to certain employees. The options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant, they generally vest over a maximum of 5 years following the date of grant, and they have a term of six to ten years. Effective January 1, 2006, the Company adopted FAS 123(R).

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

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

NEW ACCOUNTING STANDARDS

In March 2008, the FASB issued FASB 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB 161”). FASB 161 amends and expands the disclosure requirements of FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. FASB 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. Since FASB 161 requires additional disclosures concerning derivatives and hedging activities, the adoption of FASB 161 will not affect the Company’s consolidated statement of financial condition and results of operations.

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

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP FAS 157-3”). FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission on September 30, 2008, which provides general clarification guidance on determining fair value under FASB 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS 157-3 was effective October 10, 2008 and is not expected to have a material affect on our consolidated financial statements.

In December 2007, the FASB issued FASB 141 (revised 2007), Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will apply the provisions of FASB 141R to business combinations occurring after January 1, 2009. Adoption of FASB 141R will not affect our consolidated financial statements, but may have an effect on accounting for future business combinations. One exception to the prospective application of SFAS 141R relates to accounting for income taxes associated with business combinations that closed prior to January 1, 2009. Once the purchase accounting measurement period closes for these acquisitions, any further adjustments to any valuation allowances or liabilities for uncertain tax positions recorded as part of these business combinations will impact income tax expense.

In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). FASB 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented and is not expected to have a material affect on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 require public entities to provide additional disclosures about transfers of financial assets and require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 were adopted for our year end consolidated financial statements as of December 31, 2008 and did not affect our financial condition, results of operations or cash flows as they requires only additional disclosures.

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
OPERATIONS — (Continued)

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

The Company trades U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; mortgage-backed securities, and corporate obligations. The Company is also an active market maker in the NASDAQ equity markets. In connection with these activities, the Company may be required to maintain inventories in order to facilitate customer transactions. In connection with some of these activities, the Company attempts to mitigate its exposure to such market risk by entering into economic hedging transactions, which may include U.S. Government and federal agency securities and TBA’s.

The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date, if applicable (equity securities and other investments with no maturity are being shown in the table under 2009). The fair value of securities are shown net of long and short positions.

	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands of dollars)

Fair value of securities
Corporate bonds	$6,428	$100	$6,075	$2,682	$10,086	$46,210	$71,581
State and municipal bonds	1	—	—	—	—	4	5
US Government and federal agency obligations	184	(3,047)	1,128	967	(9,700)	541,687	531,219

Subtotal interest rate sensitive financial instruments	6,613	(2,947)	7,203	3,649	386	587,901	602,805

Equity securities	739	—	—	—	—	—	739
Investments(1)	14,321	—	—	—	—	—	14,321
Other	50	—	—	—	—	—	50

Fair value of securities	$21,723	$(2,947)	$7,203	$3,649	$386	$587,901	$617,915

Notional amount of derivatives(2)	—	—	—	—	—	(145,331)	(145,331)

Fair value of interest rate sensitive financial instruments and notional amount of derivatives	$21,723	$(2,947)	$7,203	$3,649	$386	$442,570	$472,584

(1)	Investments exclude the consolidation of the Employee Investment Fund in the amount of $1.1 million (see Note 7 to the Consolidated Financial Statements).

(2)	TBA contracts have a maturity of two to three months. The underlying mortgage pools maturity is shown in the table.

The following is a discussion of the Company’s primary market risk exposures as of December 31, 2008, including a discussion of how those exposures are currently managed.

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
OPERATIONS — (Continued)

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

A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net inventory positions. The fair market value of these securities included in the Company’s inventory at December 31, 2008 was $602.8 million and $111.2 million at December 31, 2007. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates. At December 31, 2008, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change, was $31.9 million and at December 31, 2007 it was $5.8 million. The actual risks and results of such adverse effects may differ substantially.

Equity Price Risk

The Company does not currently make markets in equity securities, but is exposed to equity price risk to the extent it holds equity securities in inventory. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions throughout each day.

Marketable equity securities included in the Company’s inventory, which were recorded at a fair value of $0.7 million in securities owned at December 31, 2008 and $4.1 million in securities owned at December 31, 2007, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by stock exchanges and amounts to $0.1 million at December 31, 2008 and $0.4 million at December 31, 2007. The Company’s investment portfolio excluding the consolidation of the Employee Investment Fund (see Note 7 to the Consolidated Financial Statements) at December 31, 2008 and 2007, had a fair market value of $14.3 million and $15.4 million, respectively. Equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations and for the Company’s investment portfolio excluding the consolidation of the Employee Investment Funds amounted to $1.4 million at year-end 2008 and $1.5 million at year-end 2007. There can be no assurance that the Company’s actual losses due to its equity price risk will not exceed the amounts indicated above. The actual risks and results of such adverse effects may differ substantially.

Prepayment Risk

Prepayment risk, which is related to the interest rate risk, arises from the possibility that the rate of principal repayment on mortgages will fluctuate, affecting the value of mortgage-backed securities. Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of the Company’s net interest income and the effectiveness of TBA economic hedging. Prepayments of adjustable-rate mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The purchase prices of mortgage-backed securities are generally based upon assumptions regarding the expected amounts and rates of prepayments.

BROADPOINT SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

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

The Company’s affiliates’ customers’ and principal securities transactions are cleared through third party clearing agreements on a fully disclosed basis. Under these agreements, the clearing agents settle these transactions on a fully disclosed basis, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.

In the normal course of business the Company guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

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

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	50
FINANCIAL STATEMENTS:
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	51
Consolidated Statements of Financial Condition as of December 31, 2008 and 2007	52
Consolidated Statements of Changes in Stockholders’ Equity and Temporary Capital for the Years Ended December 31, 2008, 2007, and 2006	53
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	54-55
Notes to Consolidated Financial Statements	56-97
SUPPLEMENTARY DATA:
Selected Quarterly Financial Data (Unaudited)	98-99
EX-10.75: STOCK OPTION AGREEMENT
EX-10.76: STOCK OPTION AGREEMENT
EX-10.77: STOCK OPTION AGREEMENT
EX-10.78: STOCK OPTION AGREEMENT
EX-10.79: RESTRICTED STOCK UNITS AGREEMENT
EX-10.80: RESTRICTED STOCK UNITS AGREEMENT
EX-10.81: RESTRICTED STOCK UNITS AGREEMENT
EX-10.82: RESTRICTED STOCK UNITS AGREEMENT
EX-10.83: RESTRICTED STOCK UNITS AGREEMENT
EX-10.84: RESTRICTED STOCK UNITS AGREEMENT
EX-21: SUBSIDIARIES
EX-23: CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Broadpoint Securities Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under 15(a)(1) present fairly, in all material respects, the financial position of Broadpoint Securities Group, Inc. at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in footnote 17 to the consolidated financial statements, as of the beginning of 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 — Accounting for Uncertainty in Income Taxes.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 18, 2009

BROADPOINT SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)

	Years Ended December 31
	2008	2007	2006

Revenues
Principal transactions	$97,032	$21,229	$40,605
Commissions	6,529	4,666	11,386
Investment banking	8,296	8,127	26,643
Investment banking revenue from related party	8,400	—	—
Investment (losses) gains	(1,115)	2,594	(7,602)
Interest income	21,946	8,639	8,295
Fees and others	3,925	1,856	1,978

Total revenues	145,013	47,111	81,305
Interest expense	10,712	7,027	8,417

Net revenues	134,301	40,084	72,888

Expenses (excluding interest)
Compensation and benefits	111,678	41,286	76,351
Clearing, settlement and brokerage costs	2,794	3,127	5,833
Communications and data processing	9,245	7,827	9,273
Occupancy and depreciation	6,259	6,559	9,154
Selling	4,152	4,157	4,013
Impairment, Descap goodwill	—	—	7,886
Restructuring	4,315	2,698	—
Other	10,664	6,055	7,819

Total expenses (excluding interest)	149,107	71,709	120,329

Loss before income taxes, discontinued operations and cumulative effect of an accounting change	(14,806)	(31,625)	(47,441)
Income tax expense (benefit)	2,424	(4,703)	(828)

Loss from continuing operations	(17,230)	(26,922)	(46,613)
(Loss) income from discontinued operations (including a pre-tax gain on sale of $7,944 in 2007) (net of $4,747 tax expense in 2007) (see Note 25)	(132)	7,460	2,205

Loss before cumulative effect of an accounting change	(17,362)	(19,462)	(44,408)
Cumulative effect of an accounting change (net of taxes $0 in 2006) (see Note 18)	—	—	427

Net loss	$(17,362)	$(19,462)	$(43,981)

Basic earnings per share:
Continuing operations	$(0.25)	$(0.98)	$(3.08)
Discontinued operations	—	0.27	0.15
Cumulative effect of an accounting change	—	—	0.03

Loss per share	$(0.25)	$(0.71)	$(2.90)

Diluted earnings per share:
Continuing operations	$(0.25)	$(0.98)	$(3.08)
Discontinued operations	—	0.27	0.15
Cumulative effect of an accounting change	—	—	.03

Loss per share	$(0.25)	$(0.71)	$(2.90)

Weighted average shares of common stock:
Basic	69,296	27,555	15,155
Diluted	69,296	27,555	15,155

The accompanying notes are an integral part of these consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31	December 31
As of	2008	2007
(In thousands of dollars, except shares and per share amounts)

Assets
Cash and cash equivalents	$7,377	$31,747
Cash and securities segregated for regulatory purposes	470	1,650
Receivables from:
Brokers, dealers and clearing agencies	3,465	2,921
Customers, net of allowance for doubtful accounts of $48 and $112 at December 31, 2008 and December 31, 2007, respectively	—	3,239
Related parties	232	—
Others	4,490	4,917
Securities owned, at fair value	618,822	185,790
Investments	15,398	16,913
Office equipment and leasehold improvements, net	1,691	2,292
Goodwill	23,283	17,364
Intangible assets	8,239	445
Other assets	10,804	2,239

Total Assets	$694,271	$269,517

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing agencies	$511,827	$148,580
Customers	—	23
Others	2,788	2,937
Securities sold, but not yet purchased, at fair value	15,228	10,499
Accounts payable	2,172	2,918
Accrued compensation	31,939	13,214
Accrued expenses	6,178	6,013
Mandatory redeemable preferred stock debt	24,187	—

Total Liabilities	594,319	184,184

Commitments and Contingencies
Temporary capital	—	104
Subordinated debt	1,662	2,962

Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 1,500,000 shares as of December 31, 2008; issued 1,000,000 (Mandatory Redeemable)
Common stock; $.01 par value; authorized 100,000,000 shares as of December 31, 2008, and December 31, 2007, respectively; issued 81,556,246 and 59,655,940 shares, respectively; and outstanding 79,829,492 and 57,898,259 shares, respectively	815	596
Additional paid-in capital	236,824	203,653
Deferred compensation	954	1,583
Accumulated deficit	(138,062)	(120,700)
Treasury stock, at cost (1,726,754 shares as of December 31, 2008 and 1,757,681 as of December 31, 2007)	(2,241)	(2,865)

Total Stockholders’ Equity	98,290	82,267

Total Liabilities and Stockholders’ Equity	$694,271	$269,517

The accompanying notes are an integral part of these consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
TEMPORARY CAPITAL
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands of dollars except for number of shares)

				Additional
	Temporary	Common Stock		Paid-In	Unearned	Deferred	Accumulated	Treasury Stock
	Capital	Shares	Amount	Capital	Compensation	Compensation	Deficit	Shares	Amount

Balance December 31, 2005	$3,374	17,129,649	$171	$158,470	$(13,882)	$3,448	$(56,624)	(808,820)	$(3,861)
Amortization of unearned compensation	—	—	—	—	7,821	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	446,472	5	745	(968)	—	—	110,751	184
Cash dividends paid	—	—	—	—	—	—	—	—	—
Options exercised	—	4,668	—	49	—	—	—	4,800	5
Options expense recognized	—	—	—	118	—	—	—	—	—
Treasury stock purchased	—	—	—	—	—	—	—	(83,086)	(368)
Employee stock trust	—	33,038	—	220	—	(801)	—	140,091	826
Repurchase of shares, Descap acquisition	(3,270)	—	—	—	—	—	—	(532,484)	—
Reclass unearned compensation	—	—	—	(7,029)	7,029	—	—	—	—
Net loss	—	—	—	—	—	—	(43,981)	—	—

Balance December 31, 2006	$104	17,613,827	$176	$152,573	$—	$2,647	$(100,605)	(1,168,748)	$(3,214)
Amortization of unearned compensation	—	—	—	—	5,933	—	—	—	—
Restricted stock forfeitures	—	—	—	(2,579)	2,278	—	—	(552,442)	(601)
Issuance of restricted stock units	—	—	—	8,894	(8,894)	—	—	—	—
Issuance of common stock	—	41,986,303	420	45,382	—	—	—	—	—
Cash Dividends paid	—	—	—	—	—	—	—	—	—
Options exercised	—	—	—	122	—	—	—	—	—
Options expense recognized	—	—	—	16	—	—	—	—	—
Treasury stock purchased	—	—	—	(94)	—	—	—	(95,931)	(94)
Employee stock trust	—	55,810	—	22	—	(1,064)	—	59,440	1,044
FIN 48 adoption	—	—	—	—	—	—	(633)	—	—
Reclass unearned compensation	—	—	—	(683)	683	—	—	—	—
Net loss	—	—	—	—	—	—	(19,462)	—	—

Balance December 31, 2007	$104	59,655,940	$596	$203,653	$—	$1,583	$(120,700)	(1,757,681)	$(2,865)
Amortization of unearned compensation	—	—	—	—	6,552	—	—	—	—
Stock compensation forfeitures	—	—	—	(209)	209	—	—	(53,277)	—
Issuance of treasury stock	—	—	—	—	—	—	—	84,204	(5)
Employee stock trust	—	—	—	—	—	(629)	—	—	629
Reclass unearned compensation	—	—	—	6,761	(6,761)	—	—	—	—
Issuance of warrants	—	—	—	929	—	—	—	—	—
Temporary capital forfeiture	(104)	—	—	104	—	—	—	—	—
Issuance of common stock	—	21,900,306	219	24,305	—	—	—	—	—
Payment of expenses to issue common stock	—	—	—	(268)	—	—	—	—	—
Options expense recognized	—	—	—	1,549	—	—	—	—	—
Net loss	—	—	—	—	—	—	(17,362)	—	—

Balance December 31, 2008	$—	81,556,246	$815	$236,824	$—	$954	$(138,062)	(1,726,754)	$(2,241)

The accompanying notes are an integral part of these consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(17,362)	$(19,462)	$(43,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,002	2,224	2,475
Amortization of warrants	—	—	498
Intangible asset impairment (see Note 8)	—	—	9,485
Amortization of intangible assets	391	—	—
Amortization of debt issuance costs	84	—	—
Amortization of discount of mandatory redeemable preferred stock	116	—	—
Deferred compensation	—	(22)	245
Unrealized investment loss (gains)	861	(2,715)	36,674
Realized losses(gains) on sale of investments	654	121	(29,072)
Loss on fixed assets	—	—	(21)
Services provided in exchange for common stock	8,348	4,969	7,905
Disposal of office equipment and leasehold improvements	1,093	—	—
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	1,180	3,550	1,900
Securities purchased under agreement to resell	—	14,083	13,741
Net receivable/payable from customers	3,216	(1,469)	336
Net receivable from related party	(232)	—	—
Securities owned, at fair value	(432,932)	85,764	(10,385)
Other assets	(7,626)	152	1,134
Net payable to brokers, dealers, and clearing agencies	365,325	47,205	21,941
Net payable to others	960	1,904	1,136
Securities sold but not yet purchased, at fair value	4,729	23,060	1,811
Accounts payable and accrued expenses	10,272	(23,384)	4,003
Net increase (decrease) in drafts payable	154	(5,769)	(4,021)
Income taxes payable, net	—	—	131

Net cash (used in) provided by operating activities	(59,767)	130,211	15,935

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(764)	(388)	(2,897)
Sales of office equipment and leasehold improvements	—	500	5,051
Purchases of investments	—	(2,512)	(4,819)
Proceeds from sale of investments	—	212	35,803
Purchase of Broadpoint Securities, Inc., net of cash acquired	—	—	(3,720)
Payment for purchase of Debt Capital Markets Group	(795)	—	—
Payment for purchase of American Technology Holdings, Inc., net of cash acquired	(5,475)	—	—

Net cash (used in) provided by investing activities	(7,034)	(2,188)	29,418

Cash flows from financing activities:
Payment of expenses for the issuance of mandatory redeemable preferred stock	(671)	—	—
Proceeds from issuance of mandatory redeemable preferred stock	25,000	—	—
Payments of short-term bank loans, net	—	(128,525)	(21,550)
Proceeds of notes payable	—	—	9,025
Payments of notes payable	—	(12,667)	(26,883)
Payments of obligations under capitalized leases	—	(3,522)	(2,239)
Proceeds from subordinated debt	—	—	160
Payments on subordinated debt	(1,300)	(1,462)	(1,288)
Proceeds from issuance of common stock under stock option plans	—	—	55
Proceeds from issuance of common stock	19,670	50,000	—
Payments of expenses related to issuance of common stock	(268)	(4,198)	—

BROADPOINT SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands of dollars)

	For the Years Ended December 31,
	2008	2007	2006

Purchases of common stock	—	—	(367)
Purchase of treasury stock	—	(94)	—

Net cash provided by(used in) financing activities	42,431	(100,468)	(43,087)

(Decrease) increase in cash and cash equivalents	$(24,370)	$27,555	$2,266
Cash and cash equivalents at beginning of the year	31,747	4,192	1,926

Cash and cash equivalents at the end of the year	$7,377	$31,747	$4,192

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid (received) during the year for:
Income tax payments	$105	$319	$144
Interest payments	$12,130	$14,470	$16,057
Acquisitions:
Fair value of assets acquired, including goodwill and intangibles	$21,555	$—	$—
Liabilities assumed	(6,710)	—	—
Stock issued	(4,845)	—	—
Fees incurred in conjunction with acquisition	385

Cash paid for acquisition	$10,385	$—	$—
Cash acquired in acquisition	(4,910)	—	—

Net cash paid for acquisition	$5,475	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES

In 2008, 2007 and 2006, the Company entered into capital leases for office and computer equipment totaling approximately $0.0 million, $0.0 million and $0.2 million, respectively.

During the years ended December 31, 2008, 2007 and 2006, the Company converted $0.0 million, $0.0 and $0.2 million, respectively of accrued compensation to subordinated debt.

During the year ended December 31, 2008, Goodwill increased $5.9 million and amortizable Intangible assets by $7.4 million for the acquisition of American Technology Holdings, Inc.

During the years ended December 31, 2006, Intangible assets increased $1.0 million, due to additional consideration payable at December 31, 2006 to the sellers of Descap Securities, Inc.

As of December 31, 2008, 2007 and 2006, the Company acquired $0.2 million, $0.1 million and $0.0 million in office equipment and leasehold improvements where the obligation related to this acquisition is included in accounts payable.

During the years ended December 31, 2008, 2007 and 2006, the Company distributed $0.6 million, $1.0 million and $1.0 million, respectively, of the Company’s stock from the employee stock trust to satisfy deferred compensation liabilities payable to employees (see Note 16).

During the year ended December 31, 2006, the Company reversed a $1.5 million rent accrual related to the surrender of one of its office leases.

Refer to Note 18 for non-cash financing activities related to restricted stock.

Refer to Note 7 for non-cash investing activities related to the Employee Investment Fund.

The accompanying notes are an integral part of these consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Significant Accounting Policies

Organization and Nature of Business

The consolidated financial statements include the accounts of Broadpoint Securities Group, Inc., its wholly-owned subsidiaries (the “Company”), and Employee Investment Funds (see Note 7). Broadpoint Capital Inc. (“Broadpoint Capital”) is registered with the Securities and Exchange Commission (“SEC”) and is a member of various exchanges and the Financial Industry Regulatory Authority (“FINRA”). American Technology Research Holdings, Inc. (“Broadpoint AmTech”), which was acquired by the Company in 2008, is the parent company of American Technology Research, Inc., a broker-dealer registered with the SEC and is a member of FINRA. The Company’s primary business is securities brokerage for institutional customers primarily in the United States. The Company also provides investment-banking services to corporations and engages in market making and trading of corporate, government and asset backed securities primarily in the United States. Another of the Company’s subsidiaries is FA Technology Ventures Corporation (“FATV”) which manages private equity funds, providing venture financing to emerging growth companies primarily in the United States. All significant inter-company balances and transactions have been eliminated in consolidation.

On October 16, 2008 the Company completed the merger of two of its principal broker-dealer subsidiaries, Broadpoint Capital and Broadpoint Securities, Inc. The two firms were merged into a single broker-dealer under the name Broadpoint Capital, Inc.

In March 2008, the Company and Broadpoint Capital completed its hiring of 47 employees of the New Jersey-based Fixed Income division of BNY Capital Markets, Inc. and the acquisition of certain related assets. The Company has formed a new Debt Capital Markets group with the new employees that provide sales and trading on a wide range of debt securities including bank debt, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt and reo-org equity securities.

Liquidity and Net Capital

On September 14, 2007, the Company completed the asset sale to DEPFA Bank Plc (“DEPFA”) pursuant to which DEPFA acquired the Municipal Capital Markets Group of the Company’s subsidiary, Broadpoint Capital, in connection with which the Company recognized a pre-tax gain on sale in the amount of $7.9 million. At December 31, 2007 the Municipal Capital Markets Group is included in discontinued operations. (see Note 25)

On September 21, 2007, the Company also closed the investment from an affiliate of MatlinPatterson Global Opportunities Partners II, L.P. (“MatlinPatterson”) in which the Company received net proceeds from the sale of the Company’s common stock of $45.8 million. Pursuant to the Investment Agreement, MatlinPatterson purchased 41.5 million newly issued shares and two co-investors received a total of 0.5 million newly issued shares which represented approximately 71.7 percent and 0.8 percent, respectively, of the issued and outstanding voting power of the Company immediately following the closing on the investment transaction.

On March 4, 2008, the Company closed a $20 million private placement whereby investors purchased approximately 11.6 million shares of common stock of the Company at $1.70 per share. A fund managed by MAST Capital Management, LLC, (“Mast”), a Boston-based investment manager that focuses on special situations debt and equity investment opportunities, led the investment purchasing 7.1 million of the approximately 11.6 million shares issued.

On June 27, 2008, the Company entered into a Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of the Series B Preferred Stock (the “Series B Preferred Stock”) and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. Cash dividends of

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10 percent per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012.

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

Securities Transactions

Proprietary securities transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities transactions entered into for the account and risk of the Company are recorded on a trade date basis. Customers’ securities transactions were reported on a settlement date basis with related commission income and expenses reported on a trade date basis in 2008.

Equity securities owned and equity securities sold but not yet purchased are comprised of United States equity securities and are valued at market value based on quoted market prices.

Fixed income securities owned and fixed income securities sold but not yet purchased, are valued using a variety of inputs, including observable market inputs when available. The Company utilizes observable market factors in determining fair value, Management also utilizes benchmark yields, reported trades for comparable trade sizes, issuer spreads, two sided markets, benchmark securities, bids and offers. These inputs relate either directly to the financial asset being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions). Additionally for certain mortgage backed securities, management also considers various characteristics such as issuer, underlying collateral, prepayment speeds, cash flows and credit ratings. Management considers these pricing methodologies consistent with the assumptions made by other market participants in valuing similar financial assets.

Investment Banking

Investment banking revenues include gains, losses and fees, net of transaction related expenses, arising from securities offerings in which the Company acted as an underwriter or placement agent for debt, equity and convertible securities offerings. Investment banking management fees are recorded on offering date, sales concessions on trade date, and underwriting fees at the time income is reasonably determinable. Investment banking revenues also include fees earned from providing merger, acquisition, restructuring, recapitalization and strategic alternative analysis services and are recognized as services are provided. Unreimbursed expenses associated with private placement and advisory transactions are recorded as non-compensation expenses.

Resale and Repurchase Agreements

Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned plus accrued interest thereon, in order to collateralize reverse repurchase agreements. Similarly, the Company is required to provide securities to counterparties in order to collateralize repurchase agreements. The Company’s agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained,

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or excess collateral returned, when necessary. It is the Company’s policy to value collateral daily and to obtain additional collateral, or to retrieve excess collateral from counterparties, when appropriate.

At December 31, 2008 and December 31, 2007, the Company had no resale or repurchase agreements.

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

Collateral

The Company has received collateral in connection with resale agreements and securities borrowed transactions. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or to deliver to counterparties to cover short positions. The Company reported assets it had pledged as collateral in secured borrowing transactions and other arrangements when the secured party could not sell or repledge the assets and did not report assets received as collateral in secured lending transactions and other arrangements because the debtor typically has the right to redeem the collateral on short notice. The Company no long engages in securities borrowing transactions.

Intangible Assets and Goodwill

The Company amortizes customer related intangible assets over their estimate useful life, which is the period over which the assets are expect to contribute directly or indirectly to the future cash flows of the Company. Goodwill is not amortized; instead, it is reviewed on an annual basis for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. A reporting unit is defined by the Company as an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Goodwill and intangible assets are also tested for impairment at the time of a triggering event requiring a re-evaluation, if one were to occur.

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

Statement of Cash Flows

For purposes of the Statement of Cash Flows, the Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.

Comprehensive Income

The Company has no components of other comprehensive income; therefore, comprehensive income equals net income.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

Derivative financial instruments, recorded at fair value in the Consolidated Statements of Financial Conditions as Securities owned and Securities sold at fair value.

Derivatives entered into by the Company include purchase and sale agreements on TBA mortgage-backed securities. When a forward contract exists for a when-issued security, such as a TBA security that provides a choice of settlement dates and delivery is made in the second nearest month or later, the TBA forward contract is accounted for as a derivative under FASB 133. The Company enters into derivatives to facilitate proprietary trading and to manage its risk exposures arising from trading assets and liabilities. The settlement of these transactions is not expected to have a material effect upon the Company’s consolidated financial statements. Derivatives involve varying degrees of off-balance sheet risk, whereby changes in the level or volatility of interest rates, or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of its carrying amount with realized and unrealized gains and losses recognized in principal transactions in the Consolidated Statements of Operations on a trade date basis.

Fair Value of Financial Instruments

The financial instruments of the Company are reported on the consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair values, because of the short maturity of the instruments, except subordinated debt. The estimated fair value of subordinated debt at December 31, 2008, approximates its carrying value based on current rates available (see Note 12).

Office Equipment and Leasehold Improvements

Office equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization of $8.9 million at December 31, 2008 and $27.0 million at December 31, 2007. Depreciation and amortization is provided on a straight-line basis over the shorter of the estimated useful life of the asset (2 to 5 years) or the initial term of the lease. Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $1.1 million, $2.2 million and $2.5 million, respectively.

Securities Issued for Services

On January 1, 2006, the Company adopted FAS 123(R) “Share Based Payments”. In adopting FAS 123(R), the Company applied the modified prospective application transition method. Under the modified prospective application method, prior period financial statements are not adjusted. Instead, the Company will apply FAS 123(R) for new awards granted after December 31, 2005, any portion of awards that were granted after January 1, 1995 and have not vested by December 31, 2005 and any outstanding liability awards. The impact of applying the nominal vesting period approach for awards with vesting upon retirement eligibility, as compared to the non-substantive vesting period approach was immaterial. Upon adoption of FAS 123(R) on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of as incurred.

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

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassification

Certain 2007 and 2006 amounts on the Consolidated Statements of Operations have been reclassified to conform to the 2008 presentation due to the Company discontinuing its Fixed Income Middle Markets and Municipal Capital Markets Groups (see Note 25). Also, we have revised the prior period consolidated statement of financial position at December 31, 2007 to account for sale agreements entered into on TBA mortgage-backed securities. These TBA’s were previously accounted for as short securities sales and are now recorded as derivative transactions. This revision reduces securities owned by $5 million, securities sold, not yet purchased, at fair value by $65 million, increases Payables to brokers, dealers and clearing agencies by $60 million. There is no impact to the consolidated statement of operations. We do not believe this revision is material to any of the previously issued financial statements, based on our assessment performed in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99.

Earnings per Common Share

The Company calculates its basic and diluted earnings per shares in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per share are computed based upon weighted-average shares outstanding. Dilutive earnings per share is computed consistently with basic while giving effect to all dilutive potential common shares that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, unexercised options and any contingently issued shares (see Note 15). The weighted-average shares outstanding were calculated as follows at December 31:

	2008	2007	2006
(In thousands of shares)

Weighted average shares for basic earnings per share	69,296	27,555	15,155
Effect of dilutive common equivalent shares	—	—	—

Weighted average shares and dilutive common equivalent shares for dilutive earnings per share	69,296	27,555	15,155

The Company excluded approximately 3.1 million restricted stock units for the twelve months ended 2008 in its computation of dilutive earnings per share because they were anti-dilutive. There were no exclusions for the twelve months ended 2007 and 2006, respectively. Had the Company been in a net income situation for those periods such restricted stock units would have been included in the computation. For the twelve months ended December 31, 2008, 2007, and 2006 the Company excluded approximately 3.2 million, 0.3 million and 0.3 million of restricted stock awards, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. Had the Company been in a net income situation for those periods such restricted stock awards would have been included in the computation. For the twelve months ended December 31, 2008, 2007, and 2006, the Company excluded approximately 2.4 million, 0 million, and 0 million of options respectively, in its computation of dilutive earnings per share because they were anti-dilutive. Had the Company been in a net income situation for those periods such options would have been

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the computation. In addition, at December 31, 2008, 2007, and 2006 the Company excluded approximately 7.0 million, 0.1 million and 1.8 million shares of restricted stock awards, respectively from the basic earnings per share computation because they are not vested.

NOTE 2.	Cash and Securities Segregated for Regulatory Purposes

At December 31, 2008 and 2007, the Company segregated cash of $0.5 million and $1.7 million respectively, in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.

NOTE 3.	Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following at December 31:

	2008	2007
(In thousands of dollars)

Adjustment to record securities owned on a trade date basis, net	$—	$88
Commissions receivable	535	939
Securities failed to deliver	—	142
Good faith deposits	1,121	—
Receivable from clearing organizations	1,809	1,752

Total receivables	$3,465	$2,921

Payable to clearing organizations	511,827	144,711
Securities failed to receive	—	3,869

Total payables	$511,827	$148,580

Proprietary securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the Statements of Financial Condition.

The customers of the Company’s subsidiaries’ principal securities transactions are cleared through third party clearing agreements on a fully disclosed basis. Under these agreements, the clearing agents settle these transactions on a fully disclosed basis, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.

NOTE 4.	Receivables From and Payables To Customers

At December 31, 2008, there were no significant receivables from or payables to customers.

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

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standing of the clearing agent. As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to this indemnification.

During 2007 and through the second quarter of 2008, Broadpoint Capital was self-clearing for transactions executed with institutional customers. Broadpoint Capital’s non-institutional customer securities transactions, including those of officers, directors, employees and related individuals, were cleared through a third party under a clearing agreement. Under this agreement, the clearing agent executed and settled customer securities transactions, collected margin receivables related to these transactions, monitored the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, required the customer to deposit additional collateral with them or to reduce positions, if necessary. In the event the customer was unable to fulfill its contractual obligations, the clearing agent had the option of either purchasing or selling the financial instrument underlying the contract, and as a result might have incurred a loss for which the clearing agent would have indemnification from Broadpoint Capital in the manner described in the prior paragraph.

NOTE 5.	Financial Instruments

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

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Valuation Methodology

Cash Instruments — These financial assets represent cash in banks or cash invested in liquid money market funds. These investments are valued at par, which represent fair value, and are reported as Level 1.

Securities Owned/Securities Sold But Not Yet Purchased — These financial assets represent investments in fixed income and equity securities.

Fixed income securities which are traded in active markets include on the run treasuries, investment grade debt, asset and mortgage backed securities including TBAs, and corporate debt. The treasuries and TBAs are generally traded in active, highly liquid markets. These assets are generally classified as Level 1. As there is no quoted market for investment grade debt, asset and mortgage backed securities, and corporate debt, the Company utilizes observable market factors in determining fair value. These financial instruments are reported as Level 2. In certain circumstances, the Company may utilize unobservable inputs that reflect management’s own assumptions about the assumptions market participants would make. These financial assets are reported as Level 3.

In determining fair value for Level 2 financial instruments, management utilizes benchmark yields, reported trades for comparable trade sizes, issuer spreads, two sided markets, benchmark securities, bids and offers. These inputs relate either directly to the financial asset being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions). Additionally for certain mortgage backed securities, management also considers various characteristics such as issuer, underlying collateral, prepayment speeds, cash flows and credit ratings.

In determining fair value for Level 3 financial instruments, management maximizes the use of market observable inputs when available. Management utilizes factors such as bids that were received, spreads to the yield curve on similar offered financial assets, or comparing spreads to similar financial assets that traded and had been priced through an independent pricing source. Management considers these pricing methodologies consistent with assumptions in how other market participants value certain financial assets. These pricing methodologies involve management judgment and as a result, lead to a Level 3 classification.

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

Equity securities are valued at quoted market prices. These financial assets are reported as Level 1 when traded in active markets. When quoted prices are not available, valuation models are applied to these financial assets. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Accordingly, these financial assets are recorded as Level 3.

Derivatives — In connection with mortgage-back securities trading, the Company economically hedges its exposure through the use of TBAs. These derivatives are traded in an active quoted market and therefore generally classified as Level 1.

Investments — These financial assets represent investments in partnerships.

Valuation models are applied to the underlying investments of the partnership which are important inputs into the valuation of the partnership interests. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market and the instruments’ complexity. Accordingly, these investments in partnerships are recorded as Level 3.

Transfers — Assets will transfer in and out of Level 3 based upon widening and tightening of spreads due to increased or decreased volumes and liquidity.

The following table summarizes the categorization of the financial instruments within the fair value hierarchy at December 31, 2008:

	Assets at Fair Value
	Level 1	Level 2	Level 3	Total
(In thousands of dollars)

Cash Instruments(1)	$7,847	$—	$—	$7,847
Securities Owned(2)	13,070	581,360	24,381	618,811
Derivatives(2)	11	—	—	11
Investments	—	—	15,398	15,398

Total Financial Assets At Fair Value	$20,928	$581,360	$39,779	$642,067

	Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
(In thousands of dollars)

Securities Sold But Not Yet Purchased(2)	$14,476	$—	$1	$14,477

Derivatives(2)	751	—	—	751

Total Financial Liabilities At Fair Value	$15,227	$—	$1	$15,228

(1)	Cash instruments includes Cash and cash equivalents of $7,377 and Cash segregated for regulatory purposes of $470 in the Consolidated Statements of Financial Condition.

(2)	Unrealized gains/(losses) relating to Derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.

The following tables summarize the changes in the Company’s Level 3 financial instruments for the year ended December 31, 2008:

	Securities
	Owned	Investments	Total
(In thousands of dollars)

Balance, December 31, 2007	$64,822	$16,913	$81,735
Realized gains(losses)(1)	(1,243)	(653)	(2,304)
Unrealized gains(losses)(1)	(1,356)	(462)	(1,818)
Purchases, sales and settlements	(34,528)	(400)	(34,520)
Transfers in and/or out of Level 3(2)	(3,314)	—	(3,314)

Balance, December 31, 2008	$24,381	$15,398	$39,779

Unrealized gains (losses) on level 3 assets still held at the reporting date	$(4,837)	$3,110	$(1,727)

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	The Company reviews which level financial instruments are classified in on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur between levels. The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the quarter of the change. During the year there was a net transfer out of approximately $3.3 million from Level 3. These transfers were primarily investment grade performing mortgage and asset backed securities.

NOTE 6.	Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at December 31:

	2008		2007
		Sold, but		Sold, but
		not yet		not yet
	Owned	Purchased	Owned	Purchased
(In thousands of dollars)

Marketable Securities
U.S. Government and federal agency obligations	$546,436	$14,476	$133,068	$10,076
State and municipal bonds	5	—	6	1
Corporate obligations	71,581	—	48,481	—
Corporate stocks	739	1	3,249	98
Derivatives	11	751	37	324
Not Readily Marketable Securities
Investment securities with no publicly quoted market	50	—	659	—
Investment securities subject to restrictions	—	—	290	—

Total	$618,822	$15,228	$185,790	$10,499

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

The Company’s investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below as of and for the years ended December 31:

	2008	2007	2006
(In thousands of dollars)

Carrying Value
Private	$14,321	$15,436	$10,866
Consolidation of Employee Investment Funds net of Company’s ownership interest, classified as Private Investment	1,077	1,477	1,384

Total carrying value	$15,398	$16,913	$12,250

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment gains and losses were comprised of the following:

	2008	2007	2006
(In thousands of dollars)

Public (realized and unrealized gains and losses)	$—	$—	$(12,865)
Private (realized and unrealized gains and losses)	(1,115)	2,594	5,263

Investment gains (losses)	$(1,115)	$2,594	$(7,602)

During the year ended December 31, 2006, the Company sold its remaining 1,116,040 shares of Mechanical Technology Incorporated (“MKTY”) for proceeds of approximately $3.3 million. Also during the year ended December 31, 2006, the Company sold its remaining 1,116,290 shares of iRobot Corporation (Nasdaq: IRBT) for proceeds of approximately $24.2 million.

Privately held investments include an investment of $14.3 million in FA Technology Ventures Inc., L.P. (the “Partnership”), which represented the Company’s maximum exposure to loss in the Partnership at December 31, 2008. The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital. At December 31, 2008 total Partnership capital for all investors in the Partnership equaled $54.9 million. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to the levels of other investors’ respective investments in the Partnership. Accordingly, the Company has not consolidated the Partnership in these financial statements, but has recorded the value of its investment. FATV, a wholly-owned subsidiary of the Company, is the investment advisor for the Partnership. With respect to the Partnership and any parallel funds, revenues derived from the management of this investment and the Employee Investment Funds for the year ended December 31, 2008, were $0.8 million in consolidation.

The Company has consolidated its Employee Investment Fund (EIF). The EIF is a limited liability company, established by the Company for the purpose of having select employees invest in private equity placements. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company’s carrying value of this EIF is $0.1 million excluding the effects of consolidation. The Company has outstanding loans of $0.3 million to the EIF. The effect of consolidation was to increase Investments by $1.1 million, decrease Receivable from Others by $0.3 million and increase Payable to Others by $0.8 million. The amounts in Payable to Others relates to the value of the EIF owned by employees.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Intangible Assets and Goodwill

	2008		2007
(In thousands of dollars)

Intangible Assets (amortizable):
Broadpoint Securities, Inc. — Acquisition	$		$
Gross carrying amount		641		641
Accumulated amortization		(249)		(196)

Net carrying amount		392		445

Broadpoint Debt Capital Markets — Customer Relationship
Gross carrying amount		795		—
Accumulated amortization		(134)		—

Net carrying amount		661		—

American Technology Research — Customer Relationship
Gross carrying amount		6,960		—
Accumulated amortization		(151)		—

Net carrying amount		6,809		—

American Technology Research — Covenant not to Compete
Gross carrying amount		330		—
Accumulated amortization		(28)		—

Net carrying amount		302		—

American Technology Research — Trademarks
Gross carrying amount		100		—
Accumulated amortization		(25)		—

Net carrying amount		75		—

Institutional convertible bond arbitrage group — Acquisition
Gross carrying amount				1,017
Accumulated amortization		—		(382)
Impairment loss		—		(635)

Net carrying amount		—		—

Total Intangible Assets		$8,239		$445

Goodwill (unamortizable):
Broadpoint Securities, Inc. — Acquisition
Gross carrying amount		$17,364		$25,250
Impairment loss		—		(7,886)

Net carrying amount		17,364		17,364

American Technology Research — Acquisition
Gross carrying amount		5,919		—

Net carrying amount		5,919		—

Institutional convertible bond arbitrage group — Acquisition
Gross carrying amount		—		964
Impairment		—		(964)

Net carrying amount		—		—

Total Goodwill		$23,283		$17,364

Total Intangible Assets and Goodwill		$31,522		$17,809

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer related intangible assets are being amortized from 5 to 12 years. Covenant not to compete assets are being amortized over 3 years and trademark assets are being amortized over 1 year. Amortization expense for intangible assets for the years ended December 31, 2008, 2007, and 2006 was $0.4 million, $0.1 million, and $0.8 million, respectively. Future amortization expense is estimated as follows:

(In thousands of dollars)
Estimated Amortization Expense
(Year Ended December 31)

2009	$1,002
2010	927
2011	900
2012	817
2013	685
Thereafter	3,908

Total	$8,239

Intangible assets increased due to the acquisition of Broadpoint AmTech during the year ended December 31, 2008.

The carrying amount of goodwill for the Broadpoint Securities, Inc. acquisition increased by $1.5 million during the year ended December 31, 2006, related primarily to additional consideration pursuant to the acquisition agreement (see Note 13). As a result of annual impairment testing, the goodwill related to the acquisition of Broadpoint Securities was determined to be impaired as of December 31, 2006. Fair value of the Broadpoint Securities reporting unit was determined using both the income and market approaches. The income approach determines fair value using a discounted cash flow analysis based on management’s projections. The market approach analyzes and compares the operations performance and financial conditions of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison. The valuation gives equal weight to the two approaches to arrive at the fair value of the reporting unit. As a result of the valuation, as of December 31, 2006, the carrying value of goodwill was greater than its implied value resulting in a goodwill impairment loss of $7.9 million recognized in the caption “Impairment” on the Statements of Operations for the year ended December 31, 2006. The Company performed its annual impairment testing and as a result determined the fair value of the unit exceeded the carrying value of the unit resulting in no impairment charge in 2007 or 2008.

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

NOTE 9.	Short-Term Bank Loans and Notes Payables

At December 31, 2008 and 2007, the Company had no outstanding short-term bank loans.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, the Company paid the remaining balance of the term loan of $12.7 million related to the acquisition of Broadpoint Securities pursuant to an agreement (the “Agreement”) entered into on August 6, 2007, with the Company’s lender. The Agreement stated that the lender and the Company acknowledged that they did not agree on the interpretation and/or enforcement of each of the parties respective rights under the Loan Agreement and/or the Lease, therefore, the parties acknowledged and agreed that neither the lender nor the Company had waived or was waiving any of its rights under the Loan Agreement and or the Lease except for the waivers and or modifications. The Agreement also amended the Company’s obligations under the Loan Agreement with respect to the DEPFA transaction and MatlinPatterson investment transaction. The Company agreed to repay, upon closing of the DEPFA transaction, Loan Agreement obligations equal to 75 percent of the net proceeds received by the Company and upon closing of the MatlinPatterson investment transaction to pay in full the remaining balance of the loan. On September 14, 2007, upon the close of the DEPFA transaction, the Company made a principal payment of $0.8 million pursuant to the Agreement. On September 21, 2007, upon the close of the MatlinPatterson investment transaction, the Company paid the remaining $9.8 million balance of the term loan.

NOTE 10.	Obligations Under Capitalized Leases

Pursuant to the Agreement entered into between the Company and its lessor on August 6, 2007, the Company amended its lease obligations under the lease agreements with respect to the MatlinPatterson investment transaction. On September 21, 2007, the MatlinPatterson investment transaction closed and pursuant to the Agreement all capital leases with the lender were paid in full. The Company had no capital lease obligations at December 31, 2008.

NOTE 11.	Payables To Others

Amounts payable to others consists of the following at December 31:

	2008	2007
(In thousands of dollars)

Draft payables	$327	$173
Net Payable to Employees for the Employee Investment Fund (see Note 7)	797	1,158
Payable to Sellers of Descap Securities, Inc. (see “Commitments and Contingencies” footnote)	—	1,036
Payable to former Shareholders of American Technology Holdings, Inc.	546	—
Payable to sellers of American Technology Holdings, Inc.	819	—
Others	299	570

Total	$2,788	$2,937

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

NOTE 12.	Subordinated Debt

A select group of management and highly compensated employees are eligible to participate in the Broadpoint Securities Group, Inc. Deferred Compensation Plan for Key Employees (the “Key Employee

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan”). The employees enter into subordinated loans with Broadpoint Capital to provide for the deferral of compensation and employer allocations under the Key Employee Plan. The New York Stock Exchange has approved Broadpoint Capital’s subordinated debt agreements related to the Key Employee Plan. Pursuant to these approvals, these amounts are allowable in Broadpoint Capital’s computation of net capital. The accounts of the participants of the Key Employee Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Key Employee Plan.

Principal debt repayment requirements, which occur on about April 15th of each year, as of December 31, 2008, are as follows:

(In thousands of dollars)

2009	$465
2010	287
2011	108
2012	207
2013	185
2014 to 2016	410

Total	$1,662

NOTE 13.	Commitments and Contingencies

FA Technology Ventures

As of December 31, 2008, the Company had a commitment to invest up to an additional $1.3 million in the Partnership. The investment period expired in July 2006, however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.

The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner are George McNamee, a Director of the Company, Broadpoint Enterprise Funding, Inc., a wholly-owned subsidiary of the Company, and certain other employees of FATV. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company.

As of December 31, 2008, the Company had an additional commitment to invest up to $0.1 million in EIF. The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that this will be funded by the Company through operating cash flow.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the Transition Agreement, and subject to certain conditions, the Company will make a capital commitment of $10 million to Fund III (the “Broadpoint Commitment”) at the first closing of Fund III at which the total commitments to Fund III (excluding the Broadpoint Commitment) exceed a threshold amount. If such threshold is not met at the first closing, the Broadpoint commitment shall be made at the closing at which the threshold is met; provided that if such threshold is not reached by June 30, 2009, the Company’s obligation to make the Broadpoint Commitment shall terminate. The Company will also receive an equity interest in the general partner of Fund III, subject to the making of the Broadpoint Commitment. In addition, the Company will have the right to receive additional compensation for capital commitments made to Fund III from certain investors introduced by its affiliates.

It is also contemplated that, on the Trigger Date, each of the FATV Principals will resign from FATV and/or the Company, as the case may be. The Company has also agreed to assign to NewCo the name “FA Technology.”

Although the Transition Agreement provides that the Company was no longer obligated, as of January 1, 2009, to fund expenses related to operations and staffing of the existing fund, or expenses related to organization and marketing of Fund III, the Company has continued to fund such expenses. The Transition Agreement provides that if the first closing of Fund III does not occur on or before March 31, 2009, the parties’ rights and obligations under the Transition Agreement shall automatically terminate, except as follows: (a) certain non-solicitation obligations of the FATV Principals shall continue and (b) upon the initial closing of any subsequent venture capital fund sponsored by NewCo or any 4 of the 6 FATV Principals before June 30, 2009, NewCo or such FATV Principals shall cause NewCo or such subsequent fund to reimburse the Company for any expenses related to the organization and marketing of Fund III funded by the Company.

Mandatory Redeemable Preferred Stock

On June 27, 2008 the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with Mast for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Preferred Stock and (ii) warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. Cash dividends of 10 percent per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012. (See “Mandatory Redeemable Preferred Stock,” Note 14.)

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The redemption prices are as follows:

Premium
Date	Call Factor

Prior to and including June 26, 2009	1.07
From June 27, 2009 to December 27, 2009	1.06
From December 28, 2009 to June 27, 2010	1.05
From June 28, 2010 to December 27, 2011	1.04
From December 28, 2011 to June 2012	1.00

Contingent Consideration:  On May 14, 2004, the Company acquired 100 percent of the outstanding common shares of Descap Securities Inc., subsequently known as Broadpoint Securities. Per the stock purchase agreement, the sellers were to receive future contingent consideration based on the following: For each of the three years ending May 31, 2005, May 31, 2006 and May 31, 2007, if Broadpoint Securities’ Pre-Tax Net Income (exclusive of certain intercompany charges, as defined) (i) is greater than $10 million, the Company was to pay to the sellers an aggregate amount equal to fifty percent (50%) of Broadpoint Securities’ Pre-Tax Net Income for such period or (ii) is equal to or less than $10 million, the Company was to pay them an aggregate amount equal to forty percent (40%) of Broadpoint Securities’ Pre-Tax Net Income for such period. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2004 through May 31, 2005, $2.2 million on contingent consideration was paid to the Sellers and from June 1, 2005 through May 31, 2006, $1.0 million of contingent consideration was paid to the Sellers on May 29, 2008. Based upon Broadpoint Securities’ Pre-Tax Net Income from June 1, 2006 to May 31, 2007, no contingent consideration was payable to the Sellers for this period.

On October 2, 2008, the Company acquired 100 percent of the outstanding common shares of American Technology Research Holdings, Inc. (“AmTech”), subsequently known as Broadpoint AmTech. Per the stock purchase agreement, the sellers were to receive future contingent consideration consisting of approximately 100 percent of the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in profits. The Sellers also will have the right to receive earn-out payments consisting of 50 percent of such profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, which will be subject to transfer restrictions that will lapse ratably over the three years following issuance, or 50 percent in restricted stock from the Incentive Plan, subject to vesting based on continued employment with Broadpoint AmTech. Based on the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008, $0.9 million of contingent consideration has been accrued at December 31, 2008.

On September 14, 2007, the Company consummated the sale of the Municipal Capital Market Group of its subsidiary, Broadpoint Capital to DEPFA. In connection with such sale, the Company recognized a pre-tax gain on sale in the amount of $7.9 million. Pursuant to the asset purchase agreement, the Company was required to deliver an estimate of the accrued bonuses at closing and a final accrued bonus calculation thirty days following closing. The Company accrued the bonus consistent with the asset purchase agreement. All items arising from the sale of the Municipal Capital Markets Group were reflected in the Gain on Sale of Discontinued Operations. This includes the closing bonuses paid to employees and the reversal of restricted stock and deferred cash amortization as a result of the employees’ termination of employment. On October 30, 2007, DEPFA provided the Company notice that it was exercising its option pursuant to the agreement to appoint an independent accounting firm to conduct a special audit of the final accrued bonus amount. On June 26, 2008, DEPFA provided the Company notice that it was withdrawing its dispute of the final accrued bonus amount.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 23, 2008, the Company entered into a Seventh Amendment of Lease (the “NYC Amendment”), amending the Agreement of Lease dated March 21,1996, as previously amended, by and between the Company and One Penn Plaza LLC (“NYC Landlord”), a New York limited liability company, for the lease of certain property located at One Penn Plaza, New York, New York. Pursuant thereto and on certain conditions specified therein, the parties agree that the term of the Lease for all of the premises currently leased by the Company on the 41st Floor and a portion of the premises on the 40th Floor expired on October 31, 2008, as provided under existing lease terms, but that the term of the Company’s lease of the entire 42nd Floor and the remaining premises on the 40th Floor shall be extended until March 31, 2021, subject to further renewal. Under the NYC Amendment, the NYC Landlord will perform certain base building work, and will also provide a cash contribution of up to $1,582,848 towards the Company’s improvements. At the Company’s election, and pursuant to certain conditions, the Company may elect to convert a portion of such cash contribution (up to $1,000,000) to a rent credit equal to 90 percent of the amount so converted. In connection with the execution and delivery of the Amendment, the Company is required to provide to NYC Landlord a security deposit in the amount of $2,107,490, either as cash or a letter of credit, to secure the performance of the Company’s obligations under the Lease. Under certain conditions, the Company is entitled to reduce the security deposit to $1,208,708 on April 1, 2014. An irrevocable standby letter of credit in favor of the NYC Landlord was issued in the amount of $2,107,490 by the Bank of New York Mellon on behalf of the Company.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 18, 2008, the Company entered into a Sublease (the “SF Sublease”), by and between the Company and Jefferies & Company, Inc. (“Subtenant”), a Delaware corporation, for the lease of 19,620 square feet on the 24th floor at the building known as Post Montgomery Center, One Montgomery Tower, San Francisco, California. The subleased premises were originally leased by the Company from Post-Montgomery Associates (the “Master Landlord”) pursuant to an Office Lease dated as of March 31, 2005. The term of the SF Sublease commences on the earlier of (i) April 1, 2009 or (ii) the date Subtenant opens for business in the subleased premises and expires July 30, 2015; however, Subtenant’s obligation to pay rent does not commence until July 1, 2009. Subtenant does not have any right to renew the term of the SF Sublease. In connection with the execution and delivery of the SF Sublease, and pursuant to the terms of a Consent to Sublease, Recognition Agreement and Amendment to Lease, the Company is required to provide to Master Landlord a security deposit in the amount of $338,981 in the form of an irrevocable letter of credit (the “LOC”). Under certain conditions, the Company has the right to reduce the LOC through January 1, 2015. The Company arranged for such a letter of credit in favor of Landlord in the amount of $338,981 issued by The Bank of New York Mellon.

On October 31, 2008, the Company entered into an Office Lease (the “Tower 49 Lease”), by and between the Company and Kato International LLC, (“KATO”) for the lease of 16,000 rental square feet consisting of the 31st floor of 12 East 49th Street, New York, New York 10017. The term of the Lease is for a term of ten years and two months, commencing on November 1, 2008; however, the obligation to pay rent did not commence until January 14, 2009. The Company has a one time right of early termination as of December 31, 2013, upon the payment of a $900,000 early termination fee and notice provided to the KATO not less than fifteen (15) months prior to December 31, 2013. KATO will endeavor to provide notice to the Company if any full floor above the 24th floor becomes available for leasing until September 30, 2012. However, the Company has no option, right of first refusal or other right as to same. In connection with the execution and delivery of the Lease, the Company provided to KATO a security deposit in the amount of $1,324,000.00 in the form of an irrevocable letter of credit. Under certain conditions, the Company has the right to reduce the security deposit by $220,667 on each of July 1, 2010, January 1, 2012 and July 1, 2013, but in no event shall the security deposit be reduced below $662,000. The Company arranged for such a letter of credit in favor of Landlord in the amount of $1,324,000 issued by The Bank of New York Mellon.

Future minimum annual lease payments, and sublease rental income, are as follows:

	Future
	Minimum	Sublease
	Lease	Rental	Net Lease
	Payments	Income	Payments
(In thousands of dollars)

2009	6,877	1,177	5,700
2010	7,695	1,536	6,159
2011	7,385	1,477	5,908
2012	7,342	1,477	5,865
2013	7,351	1,419	5,932
Thereafter	38,105	1,243	36,862

Total	$74,755	$8,329	$66,426

Annual rental expense, net of sublease rental income, for the years ended December 31, 2008, 2007 and 2006 approximated $4.5 million, $4.9 million, and $4.8 million, respectively.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”). The Company acted as placement agent in that sale, and a number of persons who were employees and officers of the Company at that time, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The plaintiffs’ claims were referred back to the Bankruptcy Court for such consideration. In February 2009, the Bankruptcy Court dismissed the motions in their entirety. Plaintiffs have filed a notice of appeal, which would be heard by the District Court. The Company believes that it has strong defenses and intends to vigorously defend itself against the plaintiffs’ claims, and believes the claims lack merit. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period which resolved.

In early 2008, Broadpoint Capital hired Tim O’Connor and 9 other individuals to form a new restructuring and recapitalization group within Broadpoint Capital’s Investment Banking segment. Mr. O’Connor, the new head of Broadpoint Capital’s Investment Banking Division, and each of the other employees are former employees of Imperial Capital, LLC (“Imperial”). Upon Broadpoint Capital’s hiring of these employees, Imperial commenced an arbitration proceeding against Broadpoint Capital, Mr. O’Connor, another employee hired by Broadpoint Capital and a former employee of Imperial who is not employed by Broadpoint Capital before the Financial Industry Regulatory Authority (“FINRA”). In the arbitration, Imperial alleged various causes of action against Broadpoint Capital as well as the individuals based upon alleged violations of restrictive covenants in employee contracts relating to the non-solicitation of employees and clients. Imperial claimed damages in excess of $100 million. Concurrently with the filing of the arbitration proceeding, Imperial sought and obtained a temporary restraining order in New York State Supreme Court, pending the conclusion of the FINRA arbitration hearing, enjoining Broadpoint from disclosing or making use of any confidential information of Imperial, recruiting or hiring any employees of Imperial and seeking or accepting as a client any client of Imperial, except those clients for whom any of the hired individuals had provided services as a registered representative while employed by Imperial. On April 17, 2008, Broadpoint Capital, the other respondents, and Imperial entered into a Partial Settlement whereby Imperial’s claims for injunctive relief were withdrawn and it was agreed the temporary restraining order would be vacated. Imperial’s remaining claim for damages arbitrated before FINRA at a hearing in September 2008. The Partial Settlement provides, among other things, for the potential future payment of amounts from Broadpoint to Imperial contingent upon the successful consummation of, or receipt of fees in connection with, certain transactions. On September 16, 2008, the Company agreed to a Settlement resolving all remaining claims among the parties. In particular, in exchange for a $500,000 payment from Broadpoint Capital, Imperial released its claims against the respondents. In addition, the respondents released the claims and defenses raised by them against Imperial (including third-party claims asserted against Imperial by Tim O’Connor), and the FINRA case was dismissed. The terms and conditions of the Partial Settlement remain in effect.

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

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Collateral

As of December 31, 2007 and 2008, the Company has not received securities as collateral.

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $4.0 million at December 31, 2008. The letter of credit agreements were collateralized by cash of $4.0 million at December 31, 2008.

Other

The Company utilizes various economic hedging strategies to actively manage its market, credit and liquidity exposures. The Company also may purchase and sell securities on a when-issued basis. At December 31, 2008, the Company had no outstanding underwriting commitments, had not purchased or sold any securities on a when-issued basis, and had entered into sale agreements on TBA mortgage-backed securities in the amount of $151.2 million and purchase agreements in the amount of $5.1 million.

NOTE 14.	Mandatory Redeemable Preferred Stock

On June 27, 2008 the Company entered into the Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Preferred Stock and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $3.00 per share (the “Warrant”), for an aggregate cash purchase price of $25 million. The Series B Preferred Stock is recorded as a liability per SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

The Preferred Stock Purchase Agreement and the Series B Preferred Stock include, among other things, certain negative covenants and other rights with respect to the operations, actions and financial condition of the Company and its subsidiaries so long as the Series B Preferred Stock remains outstanding. Cash dividends of 10 percent per annum must be paid on the Series B Preferred Stock quarterly, while an additional dividend

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012.

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

The Black-Scholes option pricing model is used to determine the fair value of Warrant.

NOTE 15.	Temporary Capital

In connection with the Company’s acquisition of Broadpoint Securities, the Company issued 549,476 shares of stock which provided the Sellers the right (the “put right”) to require the Company to purchase back the shares issued, at a price of $6.14 per share. Accordingly, the Company has previously recognized as temporary capital the amount that it would have been required to pay under the agreement. The Company also had the right to purchase back these shares from the Sellers at a price of $14.46 (the “call right”). As a result, the Company had classified the shares relating to the put and call rights as temporary capital. The put and call rights were to expire on the date upon which the final earn-out payment in connection with the acquisition was required to be made. The earn-out period ended on May 31, 2007 and the final earn-out payment was made on May 29, 2008. In June 2006, certain of the Sellers of Broadpoint Securities exercised their put rights and the Company repurchased 532,484 shares at $6.14 per share for the total amount

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $3.3 million. The remaining put rights expired as of May 29, 2008. Subsequently, the Company reclassified the temporary capital to stockholders’ equity.

NOTE 16.	Stockholders’ Equity

MatlinPatterson Transaction

On September 21, 2007, the Company closed the investment from an affiliate of MatlinPatterson in which the Company received net proceeds from the sale of common stock of $45.8 million. Pursuant to the Investment Agreement, MatlinPatterson, received 41.5 million newly issued shares and two co-investors received a total of 0.5 million newly issued shares which represent approximately 71.7 percent and 0.8 percent, respectively, of the issued and outstanding voting power of the Company immediately following the closing of the investment transactions. The number of shares issued to MatlinPatterson and its co-investors were subject to upward adjustment within 60 days of the Closing in accordance with the terms of the Investment Agreement based on final calculations of the Company’s net tangible book value per share. Included in the 42 million newly issued shares above, are additional shares of common stock of the Company which were issued pursuant to the upward adjustment in the amount 3.6 million, of which approximately 3.59 million shares are allocated to MatlinPatterson and approximately 0.04 million shares are allocated to the co-investors.

Dividends

In May 2005, the Board of Directors suspended the $0.05 per share dividend.

Acquisition — Broadpoint Securities, Inc.

In connection with the Company’s acquisition of Broadpoint Securities, the Company issued 549,476 shares of stock which provided the Sellers the right (the “put right”) to require the Company to purchase back the shares issued, at a price of $6.14 per share. Accordingly, the Company has previously recognized as temporary capital the amount that it would have been required to pay under the agreement. The Company also had the right to purchase back these shares from the Sellers at a price of $14.46 (the “call right”). As a result, the Company had classified the shares relating to the put and call rights as temporary capital. The put and call rights were to expire on the date upon which the final earn-out payment in connection with the acquisition was required to be made. The earn-out period ended on May 31, 2007 and the final earn-out payment was made on May 29, 2008. In June 2006, certain of the Sellers of Broadpoint Securities exercised their put rights and the Company repurchased 532,484 shares at $6.14 per share for the total amount of $3.3 million. The remaining put rights expired as of May 29, 2008. Subsequently, the Company reclassified the temporary capital to stockholders’ equity.

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

On May 14th, 2007, in connection with the MatlinPatterson investment transaction, the Company amended the Rights Agreement. Pursuant to the Rights Amendment, the definition of an “Acquiring Person”, as defined in the Rights Agreement, was amended to provide that MatlinPatterson, its affiliates or any group (as defined in Section 13(d) of the Exchange Act) in which it is a member would not become an Acquiring Person as a result of the execution and delivery of the Voting Agreements (as defined in the Investment Agreement) and the consummation of the transactions contemplated by the Investment Agreement. In addition, the definitions

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of “Distribution Date” and “Shares Acquisition Date”, as defined in the Rights Agreement, were amended to provide that the execution and delivery of the Voting Agreements and the Investment Agreement and the consummation of the investment transaction contemplated by the Investment Agreement would not result in the occurrence of a Distribution Date or a Shares Acquisition Date.

The rights expired on March 30, 2008.

Warrants

In 2003, the Company issued a Senior Note dated June 13, 2003 for $10 million with a fixed interest rate of 8.5%, payable semiannually and maturing on June 30, 2010. After adjustments related to anti-dilutive provisions stemming from the MatlinPatterson and Mast investments there were 483,601 warrants issued to the purchasers of the Senior Note, which are exercisable between $9.10 and $10.42 per share through June 13, 2010. The Senior Note was paid in full in March 2006, while the warrants are still outstanding.

Deferred Compensation and Employee Stock Trust

The Company has adopted or may hereafter adopt various nonqualified deferred compensation plans (the “Deferred Plans”) for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company. Deferred Plan participants may elect under the Deferred Plans to have the value of their Deferred Plans Accounts track the performance of one or more investment benchmarks available under the Deferred Plans, including Broadpoint Securities Group Common Stock Investment Benchmark, which tracks the performance of the Company’s common stock. With respect to the Broadpoint Securities Group Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the “Trust”) it has established in connection with meeting its related liability under the Deferred Plans. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under its current Deferred Plans.

Assets of the Trust have been consolidated with those of the Company. The value of the Company’s common stock at the time contributed to the Trust has been classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock.

The deferred compensation arrangement requires the related liability to be settled by delivery of a fixed number of shares of Company common stock. Accordingly, the related liability is classified in equity under deferred compensation and changes in the fair market value of the amount owed to the participant in the Deferred Plan is not recognized.

Mast Private Placement

On March 4, 2008 the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with MatlinPatterson, Mast and certain Individual Investors listed on the signature pages to the Stock Purchase Agreement (the “Individual Investors”, and together with the MatlinPatterson and Mast, the “Investors”) for the issuance and sale of 11,579,592 newly-issued unregistered shares of common stock of the Company, for an aggregate cash purchase price of approximately $19.7 million.

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

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company filed a registration statement on Form S-3 for the registration resale of the Mast Shares and, on April 29, 2008, the Company’s registration statement was declared effective.

Mast Warrant

On June 27, 2008, the Company entered into the Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Preferred Stock and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $3.00 per share (the “Warrant”), for an aggregate cash purchase price of $25 million.

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

Acquisition — American Technologies Research Holdings, Inc.

In connection with the Company’s acquisition of American Technology Research Holdings, Inc. (“AmTech”) the Company purchased the AmTech common stock for a purchase price of $10.0 million in cash, an aggregate of 2,676,437 shares of common stock, par value $0.01 per share, of the Company, which are subject to transfer restrictions that will lapse ratably over the three years following the closing, and an aggregate of 323,563 shares of restricted stock (the “Restricted Stock Consideration”) from the Incentive Plan, subject to vesting over a three year period based on continued employment with Broadpoint AmTech. The Restricted Stock Consideration was paid on January 2, 2009, pursuant to the terms of the agreement. The Sellers will also have the right to receive certain earn-out payments, consisting of approximately 100 percent of the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in profits. The Sellers also will have the right to receive earn-out payments consisting of 50 percent of such profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, which will be subject to transfer restrictions that will lapse ratably over the three years following issuance, or 50 percent in restricted stock from the Incentive Plan, subject to vesting based on

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continued employment with Broadpoint AmTech. At December 31, 2008 the Company had accrued $0.9 million for contingent consideration.

NOTE 17.	Income Taxes

The components of Income (loss) from continuing operations before income taxes follow:

	2008	2007	2006
(In thousands of dollars)

U.S	$(17,278)	$(19,191)	$(43,813)
Foreign	(22)	(186)	(158)

Total	$(17,300)	$(19,377)	$(43,971)

The income tax provision was allocated as follows for the years ended December 31:

	2008	2007	2006
(In thousands of dollars)

Loss from continuing operation	$2,424	$(4,703)	$(828)
Income from discontinued operations	—	4,747	959
Stockholders’ equity (additional paid-in capital)	—	(122)	—

Total	$2,424	$(78)	$131

Pursuant to the intraperiod allocation rules in FASB Statement No. 109, the Company recorded an income tax benefit in continuing operations to offset tax expense recorded in discontinued operations in 2007 and 2006, despite the valuation allowance position. The gains in discontinued operations for the years ended December 31, 2007 and 2006 were due to the sale and related discontinuance of the Municipal Capital Markets division.

The components of income taxes attributable to loss from continuing operations, net of valuation allowance, consisted of the following for the years ended December 31:

	2008	2007	2006
(In thousands of dollars)

Federal
Current	$—	$(3,524)	$(501)
Deferred	—	—	—
State and local
Current	2,424	(861)	(327)
Deferred	—	(318)	—

Total income tax expense (benefit)	$2,424	$(4,703)	$(828)

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected income tax expense (benefit) using the federal statutory rate differs from income tax benefit pertaining to pretax loss from continuing operations as a result of the following for the years ended December 31:

	2008	2007	2006
(In thousands of dollars)

Income taxes at federal statutory rate @ 35%	$(5,174)	$(11,069)	$(16,604)
Graduated tax rates	148	316	475
State and local income taxes, net of federal income taxes and state valuation allowance	(1,205)	(756)	(201)
Meals and entertainment	156	106	134
Other compensation	281	883	365
Preferred stock dividends	676	—
Uncertain tax positions	2,424	—	—
Goodwill impairment	—	—	2,682
Appreciated stock contribution	—	—	—
Other, including reserve adjustments	(52)	1	436
Alternative minimum tax	—	47	21
Change in federal and foreign valuation allowance	5,170	5,769	11,864

Total income tax expense (benefit)	$2,424	$(4,703)	$(828)

The deferred tax assets and liabilities consisted of the following at December 31:

	2008	2007
(In thousands of dollars)

Securities held for investment	$(732)	$(1,550)
Fixed assets	2,830	1,685
Deferred compensation	5,581	4,460
Accrued liabilities	(40)	639
Deferred revenue	(196)	(430)
Net operating loss carryforwards	19,172	21,342
Intangible assets	(3,009)	83
Deferred tax assets under FIN 48	1,190	366
Other	229	726

Total net deferred tax asset before valuation allowance	25,025	27,321
Less valuation allowance	24,707	27,003

Total net deferred tax asset	$318	$318

The Company maintains a valuation allowance at December 31, 2008 and 2007 as a result of uncertainties related to the realization of its net deferred tax asset. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over the past three years and the difficulty of forecasting future taxable income. The valuation allowance reflects the conclusion of management that is more likely than not that the benefit of the deferred tax assets will not be realized. The Company recorded a net decrease in its deferred tax valuation allowance in 2008 of $2.3 million and an increase in 2007 of $5.2 million.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company had available approximately $0.6 million of foreign net operating loss carryforwards with indefinite expiration dates and state and local net operating loss carryforwards that are subject to various business apportionment factors and multiple jurisdictional requirements when utilized that have expiration periods of between 5 and 20 years.

At December 31, 2008, the Company had federal net operating loss carryforwards of $50.4 million, which expire between 2023 and 2028. These net operating loss carryforwards have been reduced by the estimated impact of an annual limitation described in IRC Section 382. In general, IRC Section 382 places an annual limitation on the use of certain tax attributes such as net operating losses. The annual limitation arose as a result of an ownership change of the Company’s parent which occurred on September 21, 2007. The Company is engaged in a study to finalize this estimate, and any difference is not expected to have a material impact on the financial statements because of the current valuation allowance.

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

The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands of dollars)

Balance January 1, 2007	$974
Gross increases related to prior year’s tax positions	317
Expiration of the statute of limitations for the assessment of taxes	(214)

Balance December 31, 2007	$1,077
Gross increases related to current year tax positions	2,350

Balance December 31, 2008	$3,427

At adoption, January 1, 2007, the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $0.6 million if the Company is in a full valuation allowance when the benefit is recognized and $0.5 million if the Company has no valuation allowance at the time that the benefit is recognized. The corresponding amounts are $0.7 million and $3.1 million at December 31, 2007 and December 31, 2008, respectively, if the Company maintains a full valuation allowance and $0.6 million and $2.3 million at December 31, 2007 and December 31, 2008, respectively, if the Company has no valuation allowance at the time that the benefit is recognized. The difference between the amounts of the corresponding benefits with versus without a valuation allowance is the result of the indirect tax effects of the benefit in other jurisdictions.

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax. As of December 31, 2008 and December 31, 2007, the Company had accrued approximately $0.2 million and $0.3 million, respectively, of interest and penalties included as a component of

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the unrecognized tax benefit. During the year ended December 31, 2008, $0.1 million of interest and penalties has been recognized as a component of income tax.

NOTE 18.	Benefit Plans

The Company has established several stock incentive plans through which employees of the Company have been awarded stock options, restricted stock, and restricted stock units, which expire at various times through April 25, 2017. The following is a recap of all plans as of December 31, 2008:

Shares authorized for issuance	30,632,373

Share awards used:
Stock options granted and outstanding	7,390,996
Restricted stock awards granted and unvested	7,337,546
Restricted stock units granted and unvested	6,303,214
Restricted stock units granted and vested	1,882,500
Restricted stock units committed not yet granted	1,125,000

Total share awards used	24,039,256

Shares available for future awards	6,593,117

For the twelve-month period ended December 31, 2008 and December 31, 2007, total compensation expense for share based payment arrangements was $8.3 million and $5.6 million, respectively and the related tax benefit was $0.0 for both periods. At December 31, 2008, the total compensation expense related to non-vested awards, which are expected to vest, not yet recognized is $25.3 million, which is expected to be recognized over the remaining weighted average vesting period of 3.5 years. At December 31, 2007, the total compensation expense related to non-vested awards not yet recognized was $7.8 million.

The Incentive Plan allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, performance awards, or other stock based awards. The Incentive Plan imposes a limit on the number of shares of the Company’s common stock that may be subject to awards. On February 6, 2008, the Company’s Board of Directors authorized, and on June 5, 2008, the Company’s shareholders approved, an additional 10,675,000 shares for issuance pursuant to the Plan. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards, under the plan and under the pre-existing plans, plus the number of shares subject to the award being granted do not exceed the sum of (A) 25 percent of the number of shares of common stock issued and outstanding immediately prior to the grant plus (B) 10.675 million shares.

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

Options:  Options granted under the plans established by the Company have been granted at not less than fair market value, vest over a maximum of five years, and expire six to ten years after grant date.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unvested options are typically forfeited upon termination. Option transactions for the three year period ended December 31, 2008, under the plans were as follows:

		Weighted
	Shares Subject	Average Exercise
	to Option	Price

Balance at December 31, 2005	2,492,809	$8.40
Options granted	—	—
Options exercised	(9,468)	5.77
Options terminated	(656,515)	8.31

Balance at December 31, 2006	1,826,826	$8.45
Options granted	100,000	1.64
Options exercised	—	—
Options terminated	(890,864)	7.93

Balance at December 31, 2007	1,035,962	8.24
Options granted	7,095,000	2.40
Options exercised	—	—
Options terminated	(739,966)	9.43

Balance at December 31, 2008	7,390,996	$2.51

At December 31, 2008, the stock options that were exercisable, 1,479,330, had a remaining average contractual term of 2.28 years. At December 31, 2007, 1,035,962 options with an average exercise price of $8.24 were exercisable; and at December 31, 2006, 1,804,056 options with an average exercise price of $8.40 were exercisable. At December 31, 2008, 7,390,996 options outstanding had an intrinsic value of $1,969,334.

The following table summarizes information about stock options outstanding under the plans at December 31, 2008:

	Outstanding			Exercisable
Exercise			Average		Average
Price		Average Life	Exercise		Exercise
Range	Shares	(Years)	Price	Shares	Price

$1.43 — $1.64	3,850,000	3.24	$1.44	1,283,334	$1.44
$3.00 — $4.00	3,345,000	5.96	3.48	3,345,000	3.48
$4.61 — $5.80	98,359	3.70	5.59	98,359	5.59
$6.00 — $7.17	12,666	4.50	6.47	12,666	6.47
$8.23 — $14.98	84,971	0.63	9.02	84,971	9.02

	7,390,996	4.45	$2.51	4,824,330	$3.08

The Black-Scholes option pricing model is used to determine the fair value of options granted. For the twelve-month period ended December 31, 2008, significant assumptions used to estimate the fair value of share based compensation awards include the following:

	2008	2007	2006

Expected term-option	6.00	6.00	—
Expected volatility	54%	44%	—
Expected dividends	—	—	—
Risk-free interest rate	2.1%	4.9%	—

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted stock awards/Restricted stock units for the three year period ended December 31, 2008, under the plans were as follows:

		Weighted		Weighted
		Average		Average
		Grant-		Grant Date
	Unvested	Date	Unvested	Fair Value
	Restricted Stock	Restricted	Restricted	Restricted
	Awards	Stock	Stock Units	Stock Unit

Balance at December 31, 2005	2,234,325	$10.43	—	—
Granted	932,212	4.58	—	—
Vested	(1,011,993)	10.37	—	—
Forfeited	(366,480)	8.91	—	—

Balance at December 31, 2006	1,788,064	$7.73	—	—
Granted	—	—	5,025,000	1.54
Vested	(1,051,804)	9.38	(570,000)	1.54
Forfeited	(648,378)	6.04	—	—

Balance at December 31, 2007	87,882	$4.96	4,455,000	$1.54
Granted	7,372,060	1.89	3,643,214	2.04
Vested	(48,316)	4.30	(1,385,000)	1.54
Forfeited	(74,080)	1.37	(410,000)	1.57

Balance at December 31, 2008	7,337,546	$1.90	6,303,214	$1.80

The total fair value of awards vested, based on the market value of the stock on the vest date, during the twelve-month periods ending December 31, 2008 and 2007 was $4.4 million and $1.9 million, respectively.

Stock Based Compensation Awards:  On January 20, 2007, the Company announced an offer to eligible employees of the opportunity to rescind certain restricted stock award agreements held by such eligible employees in return for an award of stock appreciation rights. On May 17, 2007, the Company announced its determination to amend and terminate this offer. Such actions, together with the termination of the Company’s previously announced plan to reprice outstanding employee stock options, had been agreed to by the Company as part of the Company’s agreement with MatlinPatterson in connection with their investment in the Company, pursuant to which the Company agreed to terminate the offer and its previously announced plans to reprice outstanding employee stock options. The offer terminated at 11:59 p.m. EDT, May 23, 2007. As a result of this termination, the Company did not accept any tendered eligible restricted shares and all such shares remained outstanding pursuant to their original terms and conditions, including their vesting schedule.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

The Company also maintains a tax deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan), which permits eligible employees to defer a percentage of their compensation. Company contributions to eligible participants may be made at the discretion of the Board of Directors of the Company. The Company expensed $0.4 million, $0.1 million, and $0.2 million in each of the years ended December 31, 2008, 2007, and 2006 respectively.

The Company has various other cash and benefit programs that are offered to eligible employees. Amounts awarded vest over periods ranging up to five years. Costs are amortized over the vesting period, and approximated to be $1.3 million in 2008, $0.6 million in 2007, and $2.6 million in 2006. In conjunction with the sale of the Municipal Capital Markets Group, approximately $0.01 million in deferred compensation was forfeited in 2007. Also, due to the changes in control which occurred on September 21, 2007 as a result of the MatlinPatterson investment transaction, $0.04 million in expense was recognized as accelerated vesting under the Plans.

At December 31, 2008 and December 31, 2007, there was approximately $1.3 million and $2.9 million, respectively, of accrued compensation on the Statements of Financial Condition related to deferred compensation plans provided by the Company, which will be paid out between 2009 and 2016. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under these plans.

The Company has elected to apply the alternative transition method to calculate the historical pool of windfall tax benefits available as of the date of adoption of FAS 123(R) as described in FASB Staff Position No. FAS 123(R)-3.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises for the year ended December 31, 2008. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls’). Although these additional tax benefits or “windfalls” are reflected in net operating tax loss carryforwards, pursuant to SFAS 123(R), the additional tax benefit associated with the “windfall” is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable for the year ended December 31, 2008 due to net operating loss carryforwards, these “windfall” tax benefits are not reflected in our net operating losses in deferred tax assets for the year ended December 31, 2008. “Windfalls” included in net operating loss carryforwards but not reflected in deferred tax assets for the year ended December 31, 2008 are $0.1 million.

NOTE 19.	Net Capital Requirements

Broadpoint Capital is subject to the net capital requirements of Rule 15c3-1 of the Securities and Exchange Act of 1934 as amended (the “Net Capital Rule”), which requires the maintenance of a minimum net capital. Broadpoint Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater. As of December 31, 2008, Broadpoint Capital had net capital, as defined, of $26.3 million and $26.1 million in excess of the $0.25 million required minimum net capital.

Broadpoint AmTech is also subject to the Net Capital Rule which requires the maintenance of minimum net capital of $100,000 or 6 2/3 percent of aggregate indebtedness, whichever is greater. Aggregate indebtedness to net capital shall not exceed 15:1. At December 31, 2008, Broadpoint AmTech had net capital, as defined, of $1.1 million, which was $1.2 million in excess of its required minimum net capital of $0.2 million. Broadpoint AmTech ratio of aggregate indebtedness to net capital was 2.5:1.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Trading Activities

As part of its trading activities, the Company provides brokerage and underwriting services to its institutional clients. While trading activities are primarily generated by client order flow, the Company also takes selective proprietary positions based on expectations of future market movements and conditions and to facilitate institutional client transactions. Interest revenue and expense are integral components of trading activities. In assessing the profitability of trading activities, the Company views net interest and principal transactions revenues in the aggregate. Certain trading activities expose the Company to market and credit risks.

Market Risk

As of December 31, 2008, the Company had approximately $8.5 million of securities owned which were considered non-investment grade. Non-investment grade securities are defined as debt and preferred equity securities rated as BB+ or lower or equivalent ratings by recognized credit rating agencies. These securities have different risks than investment grade rated investments because the companies are typically more highly leveraged and therefore more sensitive to adverse economic conditions and the securities may be more thinly traded or not traded at all.

Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates, equity prices, prepayment risk, or other risks. The level of market risk is influenced by the volatility and the liquidity in the markets in which financial instruments are traded. The following discussion describes the types of market risk faced by the Company:

Interest Rate Risk:  Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments.

Equity Price Risk:  Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities.

Prepayment Risk:  Prepayment risk, which is related to the interest rate risk, arises from the possibility that the rate of principal repayment on mortgages will fluctuate, affecting the value of mortgage-backed securities.

The Company also has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at December 31, 2008 at market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 2008.

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

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities transactions of the customers’ of the Company’s broker-dealer subsidiaries’, Broadpoint Capital and Broadpoint AmTech are cleared through third parties under clearing agreements. Under these agreements, the clearing agents execute and settle customer securities transactions, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.

In the normal course of business, Broadpoint Capital guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. The Company also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including subcustodians and third-party transactions. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

NOTE 21.	Derivative Financial Instruments

Market Risk

Derivative financial instruments involve varying degrees of off-balance-sheet market risk, whereby changes in the level or volatility of interest rates, or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of the amounts currently reflected in the Consolidated Statements of Financial Condition as Securities owned and Securities sold but not yet purchased at fair value, with realized and unrealized gains and losses recognized in principal transactions in the Consolidated Statements of Operations on a trade date basis.

Derivatives entered into by the Company include sale agreements on TBA mortgage-backed securities. The Company enters into derivatives to facilitate proprietary trading and to manage its risk exposures arising from trading assets and liabilities. The settlement of these transactions is not expected to have a material effect upon the Company’s consolidated financial statements.

Derivative Financial Instruments

The Company accounts for certain financial assets and liabilities at fair value in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. A derivative is an instrument whose value is derived from an underlying instrument or index. Acting in a trading capacity, the Company may enter into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from its trading activities.

NOTE 22.	Segment Analysis

In an effort to reflect the Company’s segments in a manner more consistent with the way in which they are currently managed, the Company is reflecting five business segments rather than the previously reported three business segments. Beginning in the third quarter of 2008, the Equities segment is now reported as two segments, Equities and Investment Banking and the Fixed Income segment is now reported as two segments, Broadpoint Descap and Debt Capital Markets. Prior periods disclosures have been adjusted to conform to the current periods’ presentation.

The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Investment Banking segment provides capital raising and advisory services to corporations and institutional investors. The Debt Capital Markets segment provides sales and trading in a broad range of debt securities and generates revenues primarily through commissions on the sales of these securities. The Broadpoint DESCAP segment provides sales and trading in mortgage and asset-backed securities and generates revenues primarily through principal transactions and other trading activities associated with these securities. The Equities segment provides sales, trading and research in equity securities primarily through one of the Company’s broker-dealer subsidiaries, Broadpoint AmTech, generating revenues through cash commissions on customer trades, hard dollar fees for services and cash commissions on corporate repurchase activities. The Other segment generates revenue from unrealized gains and losses as a result of changes in the value of the firm’s investments and realized gains and losses as a result of sales of equity holdings, and through the management and investment of venture capital funds, this segment also includes the costs related to corporate overhead and support including various fees associated with legal and settlement expenses. Other also includes Restructuring expenses from the Company’s plan announced on October 17, 2007 whereby the Company determined that it would outsource certain administrative functions, consolidate certain of such administrative functions in its New York City location, and reduce staff in order to properly size its business consistent with its then current level of activity. The Company has completed its restructuring plan to properly size its infrastructure.

During 2007, the Company discontinued its Municipal Capital Markets and Taxable Municipal Groups, which were previously included in the Fixed Income segment. Also in 2007, the Company discontinued the Fixed Income Middle Markets Group, which was previously included in the Fixed Income Other segment.

Sales and Trading net revenues consist of revenues derived from commissions, principal transactions, net interest, and other fee related revenues. Certain expenses not directly associated with specific reportable business segments were not allocated during 2008 to each reportable business segment’s net revenues, these expenses are reflected in the Other segment.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information concerning operations in these segments is as follows: for the year ended December 31:

	2008	2007	2006
(In thousands of dollars)

Net revenue (including net interest income)
Equities
Sales and Trading	$10,541	$11,998	$33,622
Investment Banking	434	1,039	4,817

Total Equities	10,975	13,037	38,439

Broadpoint Descap
Sales and Trading	50,806	14,534	17,338
Investment Banking	110	730	223

Total Broadpoint Descap	50,916	15,264	17,561

Debt Capital Markets
Sales and Trading	56,044	—	—
Investment Banking	3,297	—	—

Total Debt Capital Markets	59,341	—	—

Investment Banking	12,855	6,287	21,610

Other	214	5,496	(4,722)

Total Net Revenue	$134,301	$40,084	$72,888

Income (Loss) before income taxes and discontinued operations
Equities	$(8,997)	$(12,286)	$(8,640)
Descap	21,076	2,757	(922)
Debt Capital Markets	5,887	—	—
Investment Banking	171	(1,391)	12,199
Other	(32,943)	(20,705)	(50,078)

Loss before income taxes and discontinued operations	$(14,806)	$(31,625)	$(47,441)

The Company’s segments financial policies are the same as those described in Note 1. All assets are located in the United States of America. Prior periods’ financial information has been reclassified to conform to the current presentation.

NOTE 23.	New Accounting Standards

In March 2008, the FASB issued FASB 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB 161”). FASB 161 amends and expands the disclosure requirements of FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. FASB 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. Since FASB 161 requires additional disclosures concerning derivatives and hedging activities, the adoption of FASB 161 will not affect the Company’s consolidated statement of financial condition and results of operations.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP FAS 157-3”). FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission on September 30, 2008, which provides general clarification guidance on determining fair value under FASB 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS 157-3 is effective October 10, 2008 and did not have a material affect on our consolidated financial statements.

In December 2007, the FASB issued FASB 141 (revised 2007), Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will apply the provisions of FASB 141R to business combinations occurring after January 1, 2009. Adoption of FASB 141R will not affect our consolidated financial statements, but may have an effect on accounting for future business combinations.

In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). FASB 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented and is not expected to have a material affect on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 require public entities to provide additional disclosures about transfers of financial assets and require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 were adopted for our year end consolidated financial statements as of December 31, 2008 and did not affect our financial condition, results of operations or cash flows as they require only additional disclosures.

NOTE 24.	Related Party Transactions

Investment banking revenue from related parties disclosed on the Consolidated Statement Of Operations represents $8.4 million of fees received for the year ended December 31, 2008 for advisory engagements performed for the majority shareholder of the Company.

In addition, from time to time, Broadpoint Capital provides brokerage services to MatlinPatterson or its affiliated entities, which services are provided by Broadpoint Capital in the ordinary course of its business. In 2008, MatlinPatterson paid $0.3 million to Broadpoint Capital for such services.

NOTE 25.	Discontinued Operations

In September 2007, the Company completed the asset sale agreement with DEPFA for the sale of the Municipal Capital Markets Group in connection with which the Company recognized a pre-tax gain on sale in the amount of $7.9 million. In June 2007, the Company closed its Fixed Income Middle Markets Group following the departure of the employees of the group. In April 2007, the Company closed its Institutional Convertible Bond Arbitrage Advisory Group after committing to a plan to dispose of the group in September 2006.

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

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts reflected in the Consolidated Statements of Operations are presented in the following table:

	Years Ended December 31
	2008	2007	2006
(In thousands of dollars)

Net revenues
Municipal Capital Markets	$156	$22,259	$36,724
Gain on Sale of Municipal Capital Markets	—	7,944	—
Fixed Income Middle Markets	—	1,160	5,175
Convertible Bond Arbitrage	—	128	444
Taxable Fixed Income	—	94	3,083
Asset Management Business	—	—	—
Private Client Group	—	—	—

Total net revenues	156	31,585	45,426

Expenses
Municipal Capital Markets	133	17,717	30,837
Fixed Income Middle Markets	5	955	2,892
Convertible Bond Arbitrage	8	523	1,315
Convertible Bond Arbitrage-Impairment Loss	—	—	1,534
Taxable Fixed Income	—	103	5,586
Asset Management Business	—	—	14
Private Client Group	142	80	84

Total expenses	288	19,378	42,262

Income (loss) before income taxes	(132)	12,207	3,164
Income tax expense	—	4,747	959

Income (loss) from discontinued operations, net of tax	$(132)	$7,460	$2,205

Municipal Capital Markets

The revenue and expenses for the Municipal Capital Markets division of the periods above reflect the activity of that operation through September 14, 2007. The carrying value of assets of the division at December 31, 2006 was approximately $156 million. The Company allocated interest expense to the division for the years ended December 31, 2007 and 2006 based on the level of securities owned, attributable to this division. The Company had allocated interest expense to this division in the amounts of $5.5 million and $7.5 million for the years ended December 31, 2007 and 2006 based on the debt identified as being specifically attributed to these operations. For the year ended December 31, 2008 no interest has been allocated to Municipal Capital Markets since this division was closed.

Fixed Income Middle Markets

The revenues and expenses for the Fixed Income Middle Market division reflect the activity of that operation through June 22, 2007. The Company allocated interest expense to the division for the years ended December 31, 2007 and 2006 based on the level of securities owned, attributable to this division. The Company had allocated interest expense to this division in the amounts of $1.3 million and $2.9 million for the years ended December 31, 2007 and 2006 based on debt identified as being specifically attributed to those operations. Such amounts are included net of interest income and included in total net revenues. For the year

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2008 no interest has been allocated to Fixed Income Middle Markets since this division was closed.

Convertible Bond Arbitrage Advisory Group

The revenues and expenses for the Institutional Convertible Bond Arbitrage Advisory Group (the “Group”) reflect the activity of that operation prior to being disposed of in April 2007. The Company had allocated interest expense to the Group operation in the amounts of $0.0 million and $0.1 million for the years ended December 31, 2007 and 2006, respectively, based on debt identified as being specifically attributed to those operations. For information on the impairment loss for the year ended December 31, 2006 related to the disposition of the group, see the Note 8. Interest is allocated primarily based on intercompany receivable/payables.

Taxable Fixed Income

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

Asset Management Operations

The revenue and expense of the Asset Management operations for the year ended December 31, 2007 and 2006 relates primarily to write-downs of receivables related to this operation following its sale. The Company had allocated interest expense to the asset management. Interest is allocated primarily based on intercompany receivables/payables.

Private Client Group

The Private Client Group’s expense for the year ended December 31, 2008, 2007, and 2006 relates primarily to legal matters which were related to the operations prior to its disposal. For the periods presented, interest was not allocated to the Private Client Group.

NOTE 26.	Restructuring

On October 17, 2007, the Company announced a plan whereby the Company determined that it would outsource certain of its administrative functions, consolidate certain of such functions in its New York City location, and reduce staff in order to properly size its business consistent with its then current levels of activity. In connection with the plan, the Company recognized approximately $4.3 million of expense in the period ended December 31, 2008, of which $1.1 million relates to termination benefits and $3.2 million is related to occupancy and other expenses. The Company completed its restructuring plan to properly size its infrastructure in the third quarter of 2008.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restructuring charges incurred by the Company for the years ended December 31, 2008 and 2007 follows:

	Years Ended
	December 31
	2008	2007
(In thousands of dollars)

Severance	$1,056	$1,108
Real Estate Exit Costs	2,104	1,019
Asset Impairments	1,146	538
Other	9	33

Total Restructuring Charges	$4,315	$2,698

In connection with the plan, the Company has recorded a liability of approximately $1.4 million at December 31, 2008 most of which relates to real estate exit/impairment costs. These real estate leases will expire in 2013.

The following tables summarize the changes in the Company’s liability relating to the plan for the year ended December 31, 2008:

(In thousands of dollars)

Balance December 31, 2006	$—
Severance reserve	679
Real estate reserve	174
Other expense reserve	33

Balance December 31, 2007	$886
Additional severance reserve	1,056
Severance payments	(1,735)
Net Payments for sublease real estate impaired	(158)
Payment of other expenses reserved for at prior period end	(33)
Payment of exit expenses	(843)
Additional real estate reserve	2,243

Balance, December 31, 2008	$1,416

NOTE 27.	Business Combination

American Technology Research Acquisition

On October 2, 2008, pursuant to the terms of the stock purchase agreement, dated as of September 2, 2008 by and among the Company, American Technology Research Holdings, Inc. (“AmTech”) and the shareholders of AmTech (the “Sellers”), the Company completed its acquisition of all of the issued and outstanding shares of common stock of AmTech and the cancellation of all outstanding options to purchase AmTech Common Stock held by the Sellers.

AmTech, a broker-dealer specializing in institutional research, sales and trading in the information technology, cleantech and defense areas, was founded in 2002 by a team of professionals formerly with SoundView Technology Group, Inc.

BROADPOINT SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the agreement, the Company purchased the AmTech common stock for a purchase price of $10.0 million in cash, an aggregate of 2,676,437 shares of common stock, par value $0.01 per share, of the Company, which are subject to transfer restrictions that will lapse ratably over the three years following the closing, and an aggregate of 323,563 shares of restricted stock (the “Restricted Stock Consideration”) from the Incentive Plan, subject to vesting over a three year period based on continued employment with Broadpoint AmTech. The Restricted Stock Consideration was paid on January 2, 2009, pursuant to the terms of the agreement. The Sellers will also have the right to receive certain earn-out payments, consisting of approximately 100 percent of the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in profits. The Sellers also will have the right to receive earn-out payments consisting of 50 percent of such profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, which will be subject to transfer restrictions that will lapse ratably over the three years following issuance, or 50 percent in restricted stock from the Incentive Plan, subject to vesting based on continued employment with Broadpoint AmTech. At December 31, 2008 the Company had accrued $0.9 million for contingent consideration. (see Note 13)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

As of	October 2, 2008
(In thousands of dollars)

Assets
Cash and cash equivalents	$4,910
Receivables from:
Brokers, dealers and clearing agencies	2,698
Customers	114
Office equipment and leasehold improvements, net	270
Other assets	1,442

Total Assets acquired	$9,434

Liabilities
Payables to:
Brokers, dealers and clearing agencies	$76
Accrued expenses	6,758

Total Liabilities assumed	$6,834

Net assets acquired	$2,600

NOTE 28.	Subsequent Events

On March 3, 2009, the Company announced that it agreed to acquire Gleacher Partners, an internationally recognized financial advisory boutique best known for advising major corporations in mergers and acquisitions. Under the terms of the merger agreement, Broadpoint will pay the selling stockholders of Gleacher Partners, $20 million in cash and issue 23 million shares of common stock subject to resale restrictions. MatlinPatterson FA Acquisition LLC, Broadpoint’s majority shareholder, has approved the issuance of the shares of Broadpoint common stock in the transaction. At closing, the Company will change its name to Broadpoint Gleacher Securities Group, Inc.

BROADPOINT SECURITIES GROUP, INC.

SUPPLEMENTARY DATA
SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands of dollars, except per share data)

	2008 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31

Total revenues	$20,162	$35,089	$34,991	$54,772
Interest expense	2,819	1,009	2,671	4,213

Net revenues	17,343	34,080	32,320	50,559
Total expenses (excluding interest)	25,818	34,333	40,241	48,715

(Loss) income before income taxes	(8,475)	(253)	(7,921)	1,844
Income tax expense	773	763	870	19

(Loss) income from continuing operations	(9,248)	(1,016)	(8,791)	1,825
Income (loss) from discontinued operations, net of taxes	5	(79)	(47)	(11)

Net income (loss)	$(9,243)	$(1,095)	$(8,838)	$1,814

Net income (loss) per common and common equivalent share
Basic
Continuing operations	$(0.15)	$(0.02)	$(0.13)	$0.02
Discontinued operations	—	—	—	—

Net income (loss)	$(0.15)	$(0.02)	$(0.13)	$0.02

Dilutive
Continuing operations	$(0.15)	$(0.02)	$(0.13)	$0.02
Discontinued operations	—	—	—	—

Net income (loss)	$(0.15)	$(0.02)	$(0.13)	$0.02

The sum of the quarter earnings per share amount does not always equal the full fiscal year’s amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

BROADPOINT SECURITIES GROUP, INC.

SUPPLEMENTARY DATA
SELECTED QUARTERLY FINANCIAL DATA
(Unaudited) — (Continued)
(In thousands of dollars, except per share data)

	2007 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31

Total revenues	$12,084	$11,411	$10,453	$13,162
Interest expense	1,062	1,610	1,770	2,584

Net revenues	11,022	9,801	8,683	10,578
Total expenses (excluding interest)	17,437	15,578	18,548	20,146

Loss before income taxes	(6,415)	(5,777)	(9,865)	(9,568)
Income tax expense (benefit)	(357)	(146)	(2,966)	(1,234)

Loss from continuing operations	(6,058)	(5,631)	(6,899)	(8,334)
Income (loss) from discontinued operations, net of taxes	1,596	654	5,224	(14)

Loss before cumulative effect of an accounting change	(4,462)	(4,977)	(1,675)	(8,348)

Net loss	$(4,462)	$(4,977)	$(1,675)	$(8,348)

Net income (loss) per common and common equivalent share
Basic
Continuing operations	$(0.39)	$(0.36)	$(0.34)	$(0.14)
Discontinued operations	0.10	0.04	0.26	0.00

Net income (loss)	$(0.29)	$(0.32)	$(0.08)	$(0.14)

Dilutive
Continuing operations	$(0.39)	$(0.36)	$(0.34)	$(0.14)
Discontinued operations	0.10	0.04	0.26	0.00

Net income (loss)	$(0.29)	$(0.32)	$(0.08)	$(0.14)

The sum of the quarter earnings per share amount does not always equal the full fiscal year’s amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company’s internal control over financial reporting occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation we have concluded that Broadpoint Securities Group, Inc.’s internal control over financial reporting was effective as of December 31, 2008.

The Company has excluded Broadpoint AmTech from our assessment of internal controls over financial reporting as of December 31, 2008, because it was acquired in the fourth quarter of 2008. Broadpoint AmTech is a consolidated subsidiary of Broadpoint Securities Group Inc. whose total assets and net revenues comprise 1 percent and 5 percent respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

On March 3, 2009, the Company announced that it agreed to acquire Gleacher Partners, an internationally recognized financial advisory boutique best known for advising major corporations in mergers and acquisitions. Under the terms of the merger agreement, Broadpoint will pay the selling stockholders of Gleacher Partners, $20 million in cash and issue 23 million shares of common stock subject to resale restrictions. MatlinPatterson FA Acquisition LLC, Broadpoint’s majority shareholder, has approved the issuance of the shares of Broadpoint common stock in the transaction. At closing, the Company will change its name to Broadpoint Gleacher Securities Group, Inc.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to our directors, our executive officers, our Audit Committee and Audit Committee financial expert, our compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics for senior officers will be contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 14, 2009. Such information is incorporated herein by reference.

Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and Principal Accounting Officer. You can find our Code of Business Conduct and Ethics on our internet site, www.bpsg.com. We will post any amendments to the Code of Business Conduct and Ethics and waivers that are required to be disclosed by the rules of either the SEC or The NASDAQ Global Market on our internet site.

Item 11.	Executive Compensation

The information required by this item will be contained under the caption “Compensation of Executive Officers”, “Director Compensation For Fiscal Year 2008”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation Committee Report” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 14, 2009. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained under the caption “Stock Ownership of Principal Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 14, 2009. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Directory Independence

The information required by this item will be contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 14, 2009. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to fees and services related to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approved policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Shareholders of Broadpoint Securities Group, Inc. to be held May 14, 2009, and are incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedule

(a) (1) The following financial statements are included in Part II, Item 8:

(a) (2) The following financial statement schedule for the periods 2008, 2007 and 2006 are submitted herewith:

Schedule II-Valuation and Qualifying Accounts	109

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits included herein

Exhibit
Number		Description

3.1		Certificate of Amendment of the Certificate of Incorporation of Broadpoint Securities Group dated June 28, 2008, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).
3.2		Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
4.1		Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353 and incorporated herein by reference thereto).
4.2		Registration Rights Agreement, dated as of September 21, 2007, by and among First Albany Companies Inc., MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).
4.3		Amendment No. 1 to Registration Rights Agreement dated as of March 4, 2008 by and among the Company, MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).
4.5		Registration Rights Agreement dated March 4, 2008 by and among the Company, Mast Credit Opportunities Master Fund Limited and each person or entity that subsequently becomes party to the agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).
10	.1†	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees effective January 1, 2005 (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 5, 2005 and incorporated herein by reference thereto).
10	.2†	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed March 24, 2005 and incorporated herein by reference thereto).
10	.3†	First Albany Companies Inc. Senior Management Bonus Plan effective January 1, 2003 (filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2003 and incorporated herein by reference thereto).

Exhibit
Number		Description

10	.4†	First Albany Companies Inc. 2001 Long Term Incentive Plan dated October 18, 2001 (filed as Exhibit 99.A to the Company’s Registration Statement on form S-8 filed July 31, 2002 (File No. 333-97467) and incorporated herein by reference thereto).
10	.5†	First Albany Companies Inc. 2003 Non-Employee Directors Stock Plan effective March 10, 2003 (filed as Exhibit 10 to the Company’s Registration Statement on Form S-8 filed June 2, 2003 (File No. 333-105772) to Form S-8) and incorporated herein by reference thereto).
10.6		First Albany Companies Inc. $10,000,000 8.5% Senior Notes, due 2010 Note Purchase Agreement, dated June 13, 2003 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 12, 2004 and incorporated herein by reference thereto).
10.7		Stock Purchase Agreement by and among certain Shareholders of Descap Securities, Inc. and First Albany Companies Inc. dated February 18, 2004 (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 and incorporated herein by reference thereto).
10.8		Stock Purchase Agreement by and among First Albany Companies Inc. and certain purchasers in a private placement, dated February 29, 2004 (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 and incorporated herein by reference thereto).
10	.9†	Form of Restricted Stock Agreement — Cliff Vesting — pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed November 09, 2004 and incorporated herein by reference thereto).
10	.10†	Form of Restricted Stock Agreement — 3 Year Vesting — pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed November 09, 2004 and incorporated herein by reference thereto).
10	.11†	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006 and incorporated herein by reference thereto).
10.12		Sub-Lease Agreement, dated August 12, 2007 by and between Columbia 677, L.L.C. and First Albany Companies Inc. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 15, 2005 and incorporated herein by reference thereto).
10.13		Amendment to Sub-Lease Agreement dated October 11, 2004 by and between Columbia 677, L.L.C. and First Albany Companies Inc. (filed as Exhibit 10.25a to the Company’s Annual Report on Form 10-K filed March 15, 2005 and incorporated herein by reference thereto).
10.14		Third Amendment to Sub-lease Agreement dated September 29, 2006 by and between Columbia 677, L.L.C. and First Albany Companies Inc. (filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2006 and incorporated herein by reference thereto).
10	.15†	First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees effective January 1, 2005 (filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-8 filed January 10, 2005 (File No. 333-121928) and incorporated herein by reference thereto).
10	.16†	First Albany Companies Inc. Restricted Stock Inducement Plan for Descap Employees dated April 27, 2004 (filed as Exhibit 99.A to the Company’s Registration Statement on Form S-8 filed May 05, 2005 (File No. 333-124648) and incorporated herein by reference thereto).
10	.17†	Restricted Share Award Agreement dated June 30, 2006 between First Albany Companies Inc. and Peter McNierney (filed as an Exhibit 99.4 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto).
10	.18†	Employment Agreement dated as of June 30, 2006 between First Albany Companies Inc. and Alan P. Goldberg (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto).
10	.19†	Employment Agreement dated as of June 30, 2006 between First Albany Companies Inc. and Brian Coad (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto).

Exhibit
Number		Description

10	.20†	Restricted Share Award Agreement dated June 30, 2006 between First Albany Companies Inc. and Brian Coad (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto).
10	.21†	Form of Employee Retention Agreement (filed as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2006 and incorporated herein by reference thereto).
10	.22†	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 2003 Non-Employee Directors’ Stock Plan (filed as Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2006 and incorporated herein by reference thereto).
10.23		Asset Purchase Agreement dated as of March 6, 2007 among DEPFA BANK plc, First Albany Capital Inc., and First Albany Companies Inc. (filed as Exhibit 10.29 to the Company’s Current Report on Form 10-Q filed May 10, 2007 and incorporated herein by reference thereto).
10.24		Investment Agreement dated as of May 14, 2007 between First Albany Companies Inc. and MatlinPatterson FA Acquisition LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2007 and incorporated herein by reference thereto).
10	.25†	Non-Compete and Non-Solicit Agreement dated May 12, 2007 between First Albany Companies Inc. and C. Brian Coad (filed as exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).
10	.26†	Addendum dated May 13, 2007 to the Letter Agreement dated May 12, 2007 between First Albany Companies Inc. and C. Brian Coad (filed as exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).
10	.27†	Letter Agreement dated April 27, 2007 between MatlinPatterson Global Advisors LLC and an C. Brian Coad (filed as exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).
10	.28†	Employment Agreement dated as of May 15, 2007 by and between First Albany Companies Inc. and Peter McNierney (filed as exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).
10	.29†	First Albany Companies Inc. 2007 Incentive Compensation Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed September 21, 2007 and incorporated herein by reference thereto).
10.30		Co-Investor Joinder Agreement dated as of September 21, 2007 by and among First Albany Companies, MatlinPatterson FA Acquisition LLC and Robert M. Tirschwell (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).
10.31		Co-Investor Joinder Agreement dated as of September 21, 2007 by and among First Albany Companies, MatlinPatterson FA Acquisition LLC and Robert M. Fine (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).
10	.32†	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).
10	.33†	Employment Agreement dated as of September 21, 2007 by and between First Albany Companies Inc. and Lee Fensterstock. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).
10.34		License Agreement dated September 14, 2007 by and between DEPFA First Albany Securities LLC and First Albany Companies Inc. (filed as Appendix C to the Company’s Preliminary Proxy Statement on Schedule 14A filed on October 11, 2007 and incorporated herein by reference thereto).
10.35		Fifth Amendment to Sub-Lease Agreement dated November 2, 2007 by and between Columbia 677, L.L.C. and First Albany Companies Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2007 and incorporated herein by reference thereto).
10.36		Fully Disclosed Clearing Agreement dated as of January 11, 2008 between Broadpoint Capital, Inc. and Ridge Clearing & Outsourcing Solutions, Inc., (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).

Exhibit
Number		Description

10.37		Fully Disclosed Clearing Agreement dated as of January 11, 2008, between Broadpoint Securities, Inc. and Ridge Clearing & Outsourcing Solutions, Inc., (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
10.38		Asset Purchase Agreement, dated as of January 30, 2008 by and among the Company, Broadpoint Capital, Inc. and BNY Capital Markets, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2008 and incorporated herein by reference thereto).
10.39		Agreement, dated as of February 21, 2008 between Broadpoint Securities Group, Inc. and MatlinPatterson FA Acquisition LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2008 and incorporated herein by reference thereto).
10.40		Fully Disclosed Clearing Agreement dated February 26, 2008 by and between Broadpoint Capital, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2008 and incorporated herein by reference thereto).
10.41		Voting Agreement dated February 29, 2008 by and between the Company and MatlinPatterson FA Acquisition LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 3, 2008 and incorporated herein by reference thereto).
10.42		Stock Purchase Agreement dated March 4, 2008 among the Company, MAST Credit Opportunities I Master Fund Limited, MatlinPatterson FA Acquisition LLC and MAST Capital Management LLC and certain individual investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).
10	.43†	2007 Incentive Compensation Plan Restricted Stock Units Agreement dated as of March 4, 2008 between the Company and Lee Fensterstock (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).
10	.44†	Employment Agreement dated as of March 14, 2008 by and between Broadpoint Securities Group, Inc. and Robert Turner. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated herein by reference thereto).
10	.45†	Non-Compete and Non-Solicit Agreement dated as of March 14, 2008 by and between Broadpoint Securities Group, Inc. and Robert Turner. (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated herein by reference thereto).
10	.46†	Restricted Stock Unit Agreement between the Company and Robert Turner (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated herein by reference thereto).
10	.47†	Severance Agreement dated as of March 14, 2008 by and between Broadpoint Securities Group, Inc. and C. Brian Coad (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated therein by reference thereto).
10	.48†	Description of Non-Employee Director Compensation As Set By Board of Directors — Effective September 21, 2007, (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
10	.49†	Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies, Inc. and Patricia Arciero-Craig, (filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
10	.50†	Addendum to Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies, Inc. and Patricia Arciero-Craig, (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
10.51		Amendment to Fully Disclosed Clearing Agreement dated April 10, 2008 by and between Broadpoint Securities, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2008 and incorporated herein by reference thereto).
10.52		Termination Agreement dated April 10, 2008 by and between Broadpoint Capital, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 16, 2008 and incorporated herein by reference thereto).

Exhibit
Number		Description

10.53		Fully Disclosed Clearing Agreement dated April 21, 2008 by and between Broadpoint Securities, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2008 and incorporated herein by reference thereto).
10.54		Transition Agreement, dated April 30, 2008, by and among Broadpoint Securities Group, Inc., FA Technology Ventures Corporation, FA Technology Holding, LLC, George C. McNamee, Gregory A. Hulecki, Kenneth A. Mabbs, Giri C. Sekhar, John A. Cococcia and Claire Wadlington (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).
10.55		Placement Agent Agreement, dated April 30, 2008, by and between Broadpoint Capital, Inc. and FA Technology Holding, LLC. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).
10.56		Form of Consent, Assignment and Assumption Agreement, to be entered into by FA Technology Ventures Corporation, FA Technology Holding, LLC and FATV GP LLC. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).
10.57		Sixth Amendment to Sub-Lease Agreement amending a Sub-Lease Agreement dated August 12, 2003, as previously amended, by and between Broadpoint Securities Group, Inc. and Columbia 677, L.L.C. (“Landlord”), dated June 19, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference thereto).
10.58		Seventh Amendment of Lease amending the Agreement of Lease dated March 21,1996, as previously amended, by and between Broadpoint Securities Group, Inc. and One Penn Plaza LLC (“Landlord”), dated June 23, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference thereto).
10.59		Letter of Credit, by and between Broadpoint Securities Group, Inc. and One Penn Plaza LLC to be issued by The Bank of New York Mellon dated (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference thereto).
10.60		Preferred Stock Purchase Agreement with Mast Credit Opportunities I Master Fund Limited by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).
10.61		Common Stock Purchase Warrant, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).
10.62		Registration Rights Agreement, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).
10.63		Preemptive Rights Agreement, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).
10	.64†	Restricted Stock Unit Agreement dated June 30, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008 and incorporated herein by reference thereto).
10	.65†	Restricted Stock Unit Agreement dated June 30, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008 and incorporated herein by reference thereto).
10.66		Stock Purchase Agreement by and among Broadpoint Securities Group, Inc., American Technology Research Holdings, Inc., Richard J.Prati, Curtis L. Snyder, Richard Brown, Robert Sanderson and Bradley Gastwirth, dated as of September 2, 2008 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 5, 2008 and incorporated herein by reference thereto).

Exhibit
Number		Description

10.67		Office Lease, by and between Broadpoint Securities Group, Inc. and Kato International LLC dated October 31, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2008 and incorporated herein by reference thereto).
10.68		Letter of Credit, by and between Broadpoint Securities Group, Inc. and Kato International LLC to be issued by The Bank of New York Mellon dated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 6, 2008 and incorporated herein by reference thereto).
10.69		Sublease by and among Broadpoint Securities Group, Inc. and Jefferies & Company, Inc. dated November 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2008 and incorporated herein by reference thereto).
10.70		Letter of Credit, by and between Broadpoint Securities Group, Inc. and Post-Montgomery Associates to be issued by The Bank of New York Mellon dated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 24, 2008 and incorporated herein by reference thereto).
10.71		Consent to Sublease, Recognition Agreement, and Amendment to Lease Agreement, by and among Broadpoint Securities Group, Inc., Post-Montgomery Associates, and Jefferies &Company, Inc., dated November 18, (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K November 24, 2008 and incorporated herein by reference thereto).
10	.72†	Non-Compete and Non-Solicit Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher, (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).
10	.73†	Employment Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).
10.74		Agreement and Plan of Merger by and among Broadpoint Securities Group, Inc., Magnolia Advisory LLC, Gleacher Partners Inc., certain stockholders of Gleacher Partners Inc. and each of the holders of interests in Gleacher Holdings LLC, dated as of March 2, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).
10	.75†	Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock, filed herewith.
10	.76†	Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock, filed herewith.
10	.77†	Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney, filed herewith.
10	.78†	Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney, filed herewith.
10	.79†	Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney, filed herewith.
10	.80†	Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock, filed herewith.
10	.81†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock, filed herewith.
10	.82†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney, filed herewith.
10	.83†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Robert Turner, filed herewith.
10	.84†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Patricia Arciero-Craig, filed herewith.
11		Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8 and is omitted in accordance with Section(b)(11) of Item 601 of Regulation S-K).
14		Amended and Restated Code of Business Conduct and Ethics, (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).

Exhibit
Number	Description

21	Subsidiaries of the Registrant.
23	Consent of PriceWaterhouseCoopers LLP.
24	Power of Attorney (included in signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b)

BROADPOINT SECURITIES GROUP, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
PERIODS ENDED DECEMBER 31, 2008, DECEMBER 31, 2007
AND DECEMBER 31, 2006

	COL. B
	Balance at			COL. E
COL. A	Beginning of	COL. C	COL. D	Balance at
Description	Period	Additions	Deductions	End of Period

Allowance for doubtful accounts — deducted from receivables from customers and receivable from others
Calendar Year 2008	$112,000	$—	$64,000	$48,000
Calendar Year 2007	$153,000	$—	$41,000	$112,000
Calendar Year 2006	$11,000	$153,000	$11,000	$153,000
Net deferred tax asset valuation allowance
Calendar Year 2008	$27,003,000	$—	$2,296,000	$24,707,000
Calendar Year 2007	$21,766,000	$5,237,000	$—	$27,003,000
Calendar Year 2006	$9,233,000	$12,533,000	$—	$21,766,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADPOINT SECURITIES GROUP, INC.

Date: March 26, 2009                                                          By: /s/    Lee Fensterstock
LEE FENSTERSTOCK
Chief Executive Officer

Power of Attorney

We, the undersigned, hereby severally constitute Lee Fensterstock and Peter J. McNierney, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	TITLE	DATE

/s/ Lee Fensterstock LEE FENSTERSTOCK	Chairman and Chief Executive Officer	March 26, 2009

/s/ Peter J. McNierney PETER J. McNIERNEY	President and Director	March 26, 2009

/s/ Robert I. Turner ROBERT I. TURNER	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 26, 2009

/s/ Mark Patterson MARK PATTERSON	Director	March 26, 2009

/s/ Christopher R. Pechock CHRISTOPHER R. PECHOCK	Director	March 26, 2009

/s/ Frank Plimpton FRANK PLIMPTON	Director	March 26, 2009

/s/ Victor Mandel VICTOR MANDEL	Director	March 26, 2009

/s/ George C. McNamee GEORGE C MCNAMEE	Director	March 26, 2009

Signature	TITLE	DATE

/s/ Dale Kutnick DALE KUTNICK	Director	March 26, 2009

/s/ Robert Yingling ROBERT YINGLING	Director	March 26, 2009