Form 10-K/A
period 2008-12-31
BROADPOINT SECURITIES GROUP, INC.
filed 2009-04-30
CIK 782842

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2008 originally filed March 26, 2009 (“Original Annual Report”). We are filing this amendment, in part, to amend Part III of the Original Annual Report to include the information required by and not included in Part III of the Original Annual Report because we now do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Annual Report. The Original Annual Report continues to speak as of the date of the Original Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report other than as expressly indicated in this Amendment No. 1. In this Amendment No. 1, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Broadpoint Securities Group, Inc. and its subsidiaries. Other defined terms used in this Amendment No. 1 but not defined herein shall have the meaning specified for such terms in the Original Annual Report.

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

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company

The Class I director nominated for election whose term will expire at the annual meeting of shareholders in 2011 is as follows:

ROBERT A. GERARD, age 64, is the General Partner and Investment Manager of GFP, L.P., a private investment partnership. Since 2004, Mr. Gerard has been Chairman of the Management Committee and Chief Executive Officer of Royal Street Communications, LLC, a licensee, developer and operator of wireless telecommunications systems in Los Angeles and Central Florida. From 1974 to 1977, Mr. Gerard served in the United States Department of the Treasury, completing his service as Assistant Secretary for Capital Markets and Debt Management. From 1977 until his retirement in 1991, he held senior executive positions with the investment banking firms Morgan Stanley & Co., Dillon Read & Co. and Bear Stearns. Mr. Gerard is a member of the Board of Directors of H&R Block, Inc., serving as Chairman of the Governance and Nominating Committee and a member of the Finance Committee of such board. Mr. Gerard is Chair of the Executive Compensation Committee and a member of the Audit Committee. Mr. Gerard has been a director of the Company since April 16, 2009.

The Class II directors nominated for election whose terms will expire at the annual meeting of shareholders in 2012 are as follows:

LEE FENSTERSTOCK, age 61, has been the Chairman of the Board and Chief Executive Officer of the Company, as well as of Broadpoint Capital, Inc., since September 21, 2007. Prior to joining the Company, Mr. Fensterstock had extensive securities industry experience, including as President and Chief Operating Officer of Gruntal & Co., a regional broker dealer, and earlier as Executive Vice President, Capital Markets for PaineWebber, responsible for PaineWebber’s sales and trading business worldwide. He also served as a member of the Board of Directors of PaineWebber Inc. In February 2001, Mr. Fensterstock founded and was Chairman and Co-Chief Executive Officer of Bonds Direct Securities LLC, a market maker in investment grade fixed income instruments for institutional investors, until its sale to Jefferies Group. Thereafter, from October 2004 until March 2007, Mr. Fensterstock was a Managing Director at Jefferies & Co., co-heading its fixed income division. From May 1, 2007 until June 30, 2007, Mr. Fensterstock served as a consultant to MatlinPatterson Global Advisors LLC. From July 2007 through September 21, 2007, Mr. Fensterstock served as a consultant to the Company. Mr. Fensterstock received a BA from Queens College and an MBA from the University of Rochester.

ERIC GLEACHER, age 69, is Chairman of Gleacher Partners LLC, which he founded in 1990. Previously, Mr. Gleacher founded the M&A department at Lehman Brothers in 1978 and headed global M&A at Morgan Stanley from 1985 to 1990. Mr. Gleacher is Chairman of the Institute for Sports Medicine at the Hospital for Special Surgery in New York, Chairman of the Ransome Scholarship Trust for St. Andrews University in St. Andrews, Scotland, and a member of the Board of Trustees of Northwestern University. Mr. Gleacher received an MBA from The University of Chicago Booth School of Business and a BA from Northwestern University and served as a U.S. Marine infantry officer in the 1960s.

CHRISTOPHER R. PECHOCK, age 44, has been active in the distressed securities markets for over 15 years. He has been a partner at MatlinPatterson Global Advisors LLC since its inception in July 2002. Prior to July 2002, Mr. Pechock was a member of Credit Suisse’s Distressed Group which he joined in 1999. Before joining Credit Suisse, Mr. Pechock was a Portfolio Manager and Research Analyst in distressed securities at Turnberry Capital Management, L.P. (1997-1999), a Portfolio Manager in distressed securities and special situations at Eos Partners, L.P. (1996-1997), a Vice President and high yield analyst at PaineWebber Inc. (1993-1996) and an analyst in risk arbitrage at Wortheim Schroder & Co., Incorporated (1987-1991). Mr. Pechock holds an MBA from Columbia University Graduate School of Business (1993) and a BA in Economics from the University of Pennsylvania (1987). Mr. Pechock serves on behalf of MatlinPatterson’s Fund I on the Board of Goss International. Mr. Pechock serves on behalf of MatlinPatterson’s Fund III on the Board of XL Health. He previously represented Fund I on the Boards of COMSYS IT, Compass Aerospace and Huntsman Corporation. Mr. Pechock is Chair of the Executive Compensation Committee and a member of the Committee on Directors and Corporate Governance. Mr. Pechock has been a director of the Company since September 2007.

The Class III director nominated for election whose term will expire at the annual meeting of shareholders in 2010 is as follows:

VICTOR MANDEL, age 44, is the founder and managing member of Criterion Capital Management, an investment company established in 2001. From 1999 to 2000, Mr. Mandel was Executive Vice President, Finance and Development of Snyder Communications, Inc., with operating responsibility for its publicly-traded division, Circle.com. Prior to Snyder Communications, Mr. Mandel was a Vice President in the Investment Research department at Goldman Sachs & Co. Mr. Mandel is a member of the Audit Committee and the Committee on Directors and Corporate Governance, and has been a director of the Company since October 2008.

The Class III directors whose term will expire at the annual meeting of shareholders in 2010 are as follows:

PETER J. MCNIERNEY, age 43, is President and Chief Operating Officer of the Company and Broadpoint Capital, Inc. He joined Broadpoint Capital, Inc. in 2002 as the Director of Investment Banking, and served as President and Chief Executive Officer of the Company and Broadpoint Capital, Inc. from June 2006 until September 2007. Prior to joining Broadpoint Capital, Inc., Mr. McNierney was a Managing Director of the Healthcare and Communications Services groups at Robertson Stephens. Prior to that, Mr. McNierney was a Vice President in the Healthcare Group at Smith Barney. Mr. McNierney received a BA and a JD/MBA from the University of Texas at Austin. Mr. McNierney has been a director of the Company since June 2006.

FRANK S. PLIMPTON, age 55, became a director of the Company on September 21, 2007. Mr. Plimpton is also a Director of NorthernStar Natural Gas, Inc. and Renewable BioFuels, LLC. Mr. Plimpton served as a partner of MatlinPatterson Global Advisors LLC from its inception in July 2002 through 2008. Mr. Plimpton has over 28 years of experience in reorganizations, investment banking and investing. Prior to July 2002, Mr. Plimpton was a member of the Distressed Securities Group at Credit Suisse First Boston. Mr. Plimpton holds a BA in Applied Mathematics and Economics from Harvard College (cum laude, 1976). Mr. Plimpton received a law degree from the University of Chicago Law School (1981), and an MBA (1980) from the University of Chicago Booth School of Business. Mr. Plimpton is Chair of the Committee on Directors and Corporate Governance and a member of the Executive Compensation Committee.

The Class I directors whose term will expire at the annual meeting of shareholders in 2011 are as follows:

MARK R. PATTERSON, age 57, is the Chairman of MatlinPatterson Global Advisors LLC which he co-founded in July 2002. Mr. Patterson has over 30 years of financial markets experience, principally in Leveraged Finance, at Credit Suisse (where he was Vice Chairman from 2000 to 2002), Scully Brothers & Foss L.P., Salomon Brothers Inc., and Bankers Trust Company. Mr. Patterson holds degrees in law (BA, 1972) and economics (BA Honors, 1974) from South Africa’s Stellenbosch University and an MBA (with distinction, 1986) from New York University’s Stern School of Business. Mr. Patterson also serves on the Board of Directors of Allied World Assurance in Bermuda and on the Dean’s Executive Board of the NYU Stern School of Business. Mr. Patterson is fluent in Afrikaans. Mr. Patterson serves on behalf of MatlinPatterson’s Fund I on the board of Polymer Group, Inc. He previously represented MatlinPatterson’s Fund I on the Board of NRG Energy, Inc., Compass Aerospace, and Oxford Automotive, Inc. and MatlinPatterson’s Fund II on the Board of Polymer Group, Inc. Mr. Patterson has been a director of the Company since September 2007.

ROBERT S. YINGLING, age 47, is currently a consultant to technology companies. Previously, Mr. Yingling was Vice President and Chief Financial Officer of WRC Media Inc. from September 2004 to March 2008. Previously, he was Chief Financial Officer of Duncan Capital Group LLC, a New York

City based merchant bank from March through July 2004. From March 2003 until February 2004, he was Director of Finance of Smiths Group plc, a diversified UK engineering company, in Pine Brook, NJ. Prior to that he was Chief Financial Officer of BigStar Entertainment, Inc., a New York City based on-line marketer of filmed entertainment, where he led their Initial Public Offering, and a manager in the Audit and Business Advisory Division of Arthur Andersen and Director of Finance at Standard Microsystems Corporation, a designer and manufacturer of integrated circuits and networking products, as well as Chief Financial Officer of GDC International, Inc., an importer, manufacturer and distributor of industrial wirecloth products. Mr. Yingling served as a director of SA International, which provides software solutions for the sign making and digital printing industries from April 2004 through December 2008. Mr. Yingling received an MBA from the Columbia Business School and graduated from Lehigh University with a BS in Accounting. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs. Mr. Yingling is Chair of the Audit Committee and has been a director of the Company since September 2007.

The following executive officers do not serve as directors and are not nominated for election as directors:

PATRICIA A. ARCIERO-CRAIG, age 41, joined the Company in 1997. She has been General Counsel and Secretary of the Company and Broadpoint Capital, Inc. since 2007. From 2003 to 2007, Ms. Arciero-Craig served as Deputy General Counsel of Broadpoint Capital and, prior to 2003, she served as Associate General Counsel. Prior to joining Broadpoint Capital in 1997, she was an attorney with the law firm of Harris Beach PLLC, where she practiced in the fields of commercial litigation, bankruptcy and restructuring. Ms. Arciero-Craig received a JD from Albany Law School of Union University and a Bachelor of Arts degree from Fairfield University. Ms. Arciero-Craig is a member of various Securities Industry and Financial Markets Association committees.

ROBERT I. TURNER, age 56, has been the Chief Financial Officer of the Company since March 31, 2008. Mr. Turner has over 20 years of experience in the securities and financial services industries. From 1995 to 2003, Mr. Turner served as Executive Vice President, Chief Financial Officer and Treasurer of Knight Capital Group, Inc. (formerly known as Knight Trading Group, Inc.) a NASDAQ listed trade execution company for on-line broker-dealers. From 2003 to 2004, Mr. Turner was at Crown Financial Group, a publicly traded market maker, first as Chair of their Audit Committee and then as Vice Chairman, Chief Financial Officer and Treasurer. In 2005, Mr. Turner acted as a general contractor on a condominium project in Naples, Florida. From 2006 until recently, Mr. Turner worked in the commercial real estate and business brokerage industry with Coldwell Banker Commercial and in residential real estate with Downing Frye Realty. Prior to joining Knight Capital Group, Inc., Mr. Turner was a Corporate Vice President at PaineWebber Incorporated, serving in a variety of financial management positions in the fixed income, finance, merchant banking and commodities trading divisions and a Vice President at Citibank in the treasury and investment banking divisions. Mr. Turner practiced at the accounting firm of PriceWaterhouseCoopers, and is a Certified Public Accountant. Mr. Turner received his B.A. from the State University of New York at Binghamton and his M.S.B.A. from the University of Massachusetts at Amherst.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the Company’s review of reports filed by directors, executive officers and 10% shareholders of the Company on Forms 3, 4 and 5 pursuant to Section 16(a) of the Exchange Act, the Company believes that all such reports were filed on a timely basis during fiscal year 2008, or were previously reported.

Code of Business Conduct and Ethics

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

The Audit Committee

The Audit Committee operates pursuant to a written charter that the Committee and the Board reviews each year to assess its adequacy. The charter was amended and restated in December 2007. Among the primary purposes of the Audit Committee are assisting the Board of Directors in its oversight of the integrity of the Company’s financial reporting process; the Company’s systems of internal accounting and financial controls; the annual independent audit of the Company’s financial statements; the independent auditor’s qualifications and independence; the Company’s compliance with legal and regulatory requirements; and the Company’s management of market, credit, liquidity and other financial and operational risks. In addition, the Audit Committee decides whether to appoint, retain or terminate the Company’s independent auditors and pre-approves all audit, audit-related, tax and other services, if any, to be provided by the independent registered public accounting firm. The Audit Committee also prepares the Audit Committee report required by the rules of the SEC for inclusion in the Company’s annual proxy statement.

Until October 14, 2008, the Audit Committee was comprised of Mr. Yingling, who served as Chair, and Messrs. Kutnick and Nesmith. Mr. Nesmith resigned from the Board effective October 14, 2008. Currently, this committee is comprised of Messrs. Yingling (who serves as Chair), Gerard (as of April 16, 2009), Kutnick and Mandel. Each member of the Audit Committee is an “independent director” as defined in the NASDAQ Stock Market listing standards, and is independent within the meaning of Rule 10A-3 under the Exchange Act and the Company’s Corporate Governance Guidelines. The Board has determined that all Audit Committee members are financially literate in accordance with the NASDAQ Stock Market listing standards. Messrs. Yingling, Kutnick and Mandel are each qualified as an audit committee financial expert within the meaning of Item 401(h) of Regulation S-K under the Exchange Act, and the Board has determined that they have accounting and related financial management expertise within the meaning of the NASDAQ Stock Market listing standards. The Audit Committee met 15 times during 2008. The term of Mr. Kutnick expires at this Annual Meeting and the Board has chosen not to nominate him for re-election.

Item 11	Executive Compensation

Compensation Discussion & Analysis

This Compensation Discussion and Analysis describes and analyzes the objectives, practices, policies and decisions relating to compensation awards to the Company’s executive officers who are named in the tables below and who are referred to as our “named executive officers” or “NEOs”. The Executive Compensation Committee is responsible for approving all compensation awarded to our NEOs.

Compensation Philosophy.  Fiscal year 2008 was a historically difficult year for the U.S. and global economy, characterized by a major lack of liquidity, substantially volatile and decreased asset values in nearly all asset classes, and a significant reduction in consumer and investor confidence; 2008 was also a challenging year for the Company, but in many different ways. The Company accomplished an enormous amount in 2008, while repositioning itself for the future. The Company’s overall compensation philosophy of pay for performance has not changed, and the Company’s compensation practice continues to evolve to reflect the realities of the marketplace and the Company’s position in the markets it serves.

Objectives of the Compensation Program.  In an effort to correlate executive compensation to the performance of the Company, the Executive Compensation Committee considers a number of different objectives it believes contribute to the financial well-being of the Company. In particular, the Executive Compensation Committee may reward executives for continued improvement in some or all of the following Company-wide performance measures, among others, by:

•	paying for Company and individual performance;

•	providing for long-term incentives and retention;

•	aligning executive interests with shareholders’ interests; and

•	competing effectively for key talent.

In addition, the Executive Compensation Committee recognizes that individual performance and contributions made by the NEOs in connection with implementing the Company’s strategic plan may not always be reflected in the objectives described above. The Executive Compensation Committee, therefore, also examines the growth and development of the business in relation to the Company’s strategic plan and seeks to reward executives who contribute to improvements in relation thereto and, consequently, to the performance of the Company as a whole.

The compensation program for the NEOs is designed to attract, retain and reward talented executives who have the experience and ability to contribute materially to the Company’s long-term success and thereby build value for its shareholders. The program is intended to provide competitive base salaries as well as short- and long-term incentives which align management and shareholder objectives and provide the opportunity for NEOs to participate in the success of the Company. In 2008, the Company attempted to meet these objectives during a period of unprecedented challenges, including a U.S. and global economic recession.

The Company had the additional challenge of meeting these objectives during a period of tremendous transformation for the Company. This transformation began on May 14, 2007, when the Company announced that the Board had unanimously approved an agreement to recapitalize and receive an equity investment from MatlinPatterson. This transaction (the “Recapitalization”) closed on September 21, 2007 and, pursuant to this transaction, MatlinPatterson acquired approximately 61% of the Company’s common stock outstanding at the time of the closing of the transaction (approximately 54% of the Company’s common stock as of the Record Date). In connection with the Recapitalization, the Company’s Board of Directors was substantially reconstituted and the Company appointed Lee Fensterstock as our Chairman of the Board and Chief Executive Officer and named Peter McNierney our President and Chief Operating Officer. Since that time, management created a new strategic vision for the Company and implemented it through a series of acquisitions and financing transactions that have served to dramatically transform the Company and resulted in a return to profitability in the 4th Quarter of 2008. These included:

•	In March 2008, the Company and Broadpoint Capital completed its hiring of 47 employees of the New Jersey-based Fixed Income division of BNY Capital Markets, Inc. and subsequently formed its new Debt Capital Markets group with the new employees, which provides sales and trading on a wide range of debt securities including bank debt, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt and re-org equity securities (the “BNY Acquisition”).

•	On March 4, 2008, the Company closed a $20 million private placement whereby investors purchased approximately 11.6 million shares of common stock from the Company at $1.70 per share. A fund managed by MAST Capital Management, LLC (“Mast”), a Boston-based investment manager that focuses on special situations debt and equity investment opportunities, led the investment and purchased 7.1 million of the approximately 11.6 million shares issued (the “Mast Private Placement”).

•	On June 27, 2008, the Company issued and sold to a fund managed by Mast 1,000,000 newly-issued unregistered shares of Series B Mandatory Redeemable Preferred Stock of the Company, par value $1.00 per share, along with warrants to purchase 1,000,000 shares of the Company’s common stock, for an aggregate cash purchase price of $25 million (the “Mast Preferred Stock Transaction”).

•	In October 2008, the Company completed the acquisition of American Technology Research Holdings, Inc., the parent of American Technology Research, Inc., a broker-dealer specializing in institutional research, sales and trading in the information technology, cleantech and defense areas (the “AmTech Acquisition”). The Company also shut down its legacy Equity division in the 3rd Quarter, in anticipation of this acquisition.

In addition, during this period the Company implemented several initiatives to restructure its operations. In 2007, the Company began a restructuring plan to properly size the Company’s infrastructure with its then current level of activity. The plan included a reduction in IT and operations support headcount, outsourcing the Company’s clearing operations, and eliminating excess office space. The Company completed this restructuring plan in the 3rd Quarter of 2008. Also, on October 16, 2008, the Company completed the merger of two of its principal broker-dealer subsidiaries, Broadpoint Capital and Broadpoint Securities, Inc for the purpose of increasing efficiencies by enhancing the integration of services and processes across the firm’s business lines. The two firms were merged into a single broker-dealer under the name Broadpoint Capital, Inc. Finally, the firm completed its rebranding process and moved its headquarters to New York City.

Peer Group Companies.  As part of its analysis, the Executive Compensation Committee compares the NEOs’ compensation to the compensation of executive officers performing similar functions among a peer group of other publicly traded investment banks. This comparison takes into account the performance of the Company relative to the other companies, the executives’ comparative roles, responsibilities and performance at such companies, and the market size and composition data for such comparable companies. The Executive Compensation Committee reviews such companies’ compensation for comparison purposes but this review is not the determining factor as it is only one of many factors that are considered by the Executive Compensation Committee in setting compensation.

The peer group companies reviewed by the Executive Compensation Committee during the year included: Piper Jaffray Companies, Rodman & Renshaw Capital Group, Inc., JMP Group Inc., Stifel Financial Corp. and Cowen Group Inc. The peer group companies are all publicly traded investment banking companies that compete with the Company.

Relationship of Compensation Rewards to Objectives.  Each element of compensation described below is designed to reward different results as summarized below:

Compensation Element	Designed to Reward	Relationship to the Objectives

Base Salary	Experience, knowledge of the industry, duties and scope of responsibility	Provides a minimum, fixed level of cash compensation to attract and retain talented executives to the Company
Annual Cash Bonus	Successful performance of objectives over the course of the applicable fiscal year	Motivate and reward executives for achieving objectives
Long-term Incentive Compensation	Continued excellence and attainment of objectives over time	Motivate and reward executives to achieve long-term objectives
	Success in long-term growth and development	Align the executives’ interests with long-term stockholder interests in order to increase overall stockholder value Provide competitive compensation to attract and retain talented executives

Compensation Elements.  In the financial services industry, base salaries tend to be a relatively modest portion of the total compensation of a company’s employees, including its executive officers, as compared to annual cash bonuses and equity-related grants. Base salaries at the Company are typically set at levels that the Executive Compensation Committee believes are generally competitive with those of executives in similar positions at comparable financial services companies. A significant portion of the total compensation has been historically paid in the form of annual cash bonuses. This practice is intended to maximize the portion of an individual’s compensation that is subject to fluctuation each year based upon corporate and individual performance. Equity-related grants make up the other important component of total compensation and focus on longer-term company objectives. As a result, the predominant portion of our executive officers’ compensation is directly related to short- and long-term corporate performance.

We continue to believe that the compensation of our executive officers should be structured to link the executives’ financial reward directly to the performance of the business unit they lead or, as the case may be, to the performance of the Company as a whole as well as to their individual performance. Each element of compensation paid to the Company’s executive officers is designed to support one or more of the objectives described above.

Performance Targets.  Pursuant to the respective employment agreements of Messrs. Fensterstock and McNierney, performance targets for each such executive are to be determined by the Board of Directors in good faith consultation with the applicable executive. The Executive Compensation Committee discussed the performance targets of each executive and the successful completion of key components of the Company’s strategic business plan for 2008, including the BNY Acquisition, Mast Private Placement, Mast Preferred Stock Transaction and the AmTech Acquisition. Based on the respective achievements of Messrs. Fensterstock and McNierney, the Executive Compensation Committee determined that each such executive successfully attained his applicable performance targets. Pursuant to the Fensterstock Employment Agreement, 250,000 restricted stock units were granted to Mr. Fensterstock as a result of his achievement of such performance targets. Pursuant to the McNierney Employment Agreement, 125,000 restricted stock units were granted to Mr. McNierney as a result of his achievement of such performance targets.

Review.  All of the compensation elements awarded to the NEOs were reviewed by the Executive Compensation Committee. The Compensation Committee believes that each NEO’s compensation package is reasonable and appropriate and that it is aligned with the interests of the Company’s shareholders.

The Company has employment agreements with Messrs. Fensterstock, McNierney and Turner, each of which are discussed below. C. Brian Coad, who served as our Chief Financial Officer until March 31, 2008, served pursuant to an employment agreement he entered into with the Company in June 2006, which was amended in May 2007. Ms. Arciero-Craig, our General Counsel, does not have an employment agreement with us.

Base Salary.  Base salaries are typically set by reference to job positions within the Company with increases as a reward for superior performance or as a means to attract or retain necessary executive talent. The Executive Compensation Committee considers the Chief Executive Officer’s recommendations in determining the salary of each of the other executive officers. The base salaries of Messrs. Fensterstock, McNierney, Turner and Coad for 2008 were agreed upon in their employment agreements. Ms. Arciero-Craig’s salary was increased in March 2008.

Annual Cash Bonus.  The Executive Compensation Committee determined that in light of the significant transformation of the Company during 2008 (including, but not limited to, the BNY Acquisition, Mast Private Placement, Mast Preferred Stock Transaction and the AmTech Acquisition), along with the Company’s return to profitability in the 4th Quarter and the substantial increases in the Company’s revenues and market capitalization, the senior officers of the Company would receive cash bonuses reflecting these accomplishments. The following cash bonuses were paid to the senior officers referenced below:

Officer	Cash Bonus Amount

Lee Fensterstock — Chairman and Chief Executive Officer	$1,400,000
Peter J. McNierney — President	$700,000
Robert I. Turner — Chief Financial Officer	$350,000
Patricia Arciero-Craig — General Counsel	$200,000

Each of the NEOs also received equity incentives in recognition of their efforts, as well. See “Long-Term Equity Incentives” below.

The Executive Compensation Committee noted that, in addition to the cash bonus described above with respect to Mr. Fensterstock, who became Chief Executive Officer in September 2007 upon consummation of the Recapitalization, the Executive Compensation Committee granted him a cash bonus of $200,000 in March 2008 in recognition of his successful efforts on behalf of the Company since becoming Chief Executive Officer, including the successful negotiation of the hiring of 47 employees of the New Jersey-based Fixed Income division of BNY Capital Markets, Inc. and the acquisition of certain related assets and the successful private placement transaction that closed in March 2008, in which the Company raised approximately $19.7 million.

Although the Company had not paid bonuses under the Senior Management Bonus Plan for several years, it had been the Company’s practice to utilize this Plan during better times. The specific bonus an executive received was determined by the Executive Compensation Committee with reference to his level of responsibility, individual performance and the performance of his or her business unit and/or the Company. The Executive Compensation Committee evaluated levels of responsibility annually. The Executive Compensation Committee also made assessments of individual performance annually after receiving the recommendations of the Chief Executive Officer. The approved recommendations were based on a number of factors, including the achievement of pre-established individual and corporate performance targets, but also initiative, business judgment, management skills and potential contribution to the firm. At the 2008 Annual Meeting, the Plan was re-approved by shareholders since the Executive Compensation Committee wanted to reestablish this bonus practice. Please note that, in lieu of awarding bonuses under the Senior Management Bonus Plan which are paid solely in the form of cash, the Executive Compensation Committee also may award annual performance bonuses under the 2007 Incentive Compensation Plan which may be paid in the form of cash, equity awards or a combination of equity awards and cash.

Long-Term Equity Incentives.

Annual Grants.  The Company had historically relied upon annual grants of stock options and then, in the last several years, restricted stock and restricted stock units to retain its executive officers and to focus them on increasing shareholder value over the long term. Historically, these grants were made in mid-February in conjunction with the payment of annual cash bonuses for the prior fiscal year and were based upon job level, and Company and individual performance during the prior fiscal year.

In March 2008, Mr. Fensterstock was awarded 125,000 restricted stock units in recognition of his accomplishments since his appointment as Chief Executive Officer in September 2007. In addition, Ms. Arciero-Craig was awarded 125,000 restricted stock units in connection with her efforts in the latter portion of 2007.

Pursuant to their respective employment agreements, on June 30, 2008, Mr. Fensterstock was awarded 250,000 restricted stock units and Mr. McNierney was awarded 125,000 restricted stock units. Pursuant to his employment agreement, Mr. Turner was awarded 450,000 restricted stock units on March 14, 2008 following the commencement of his employment.

At the end of 2008, a year of significant accomplishment, the Executive Compensation Committee determined to make an additional award of stock options designed to further incentivize certain senior executives and other business unit leaders to increase shareholder value to at least certain specified levels. The option awards were broken into two tranches, one with a $3 per share strike price (approximately 13.67% above the then market price for the Company’s common stock) and the other with a $4 per share strike price (approximately 35.25% above the then market price for the Company’s common stock). On December 18, 2008, Mr. Fensterstock was awarded options to purchase 1,000,000 shares of the Company’s common stock at $3 per share and 1,000,000 shares of the Company’s common stock at $4 per share. On the same date, Mr. McNierney was awarded options to purchase 300,000 shares of the Company’s common stock at $3 per share and 300,000 shares of the Company’s common stock at $4 per share.

Deferred Compensation Plans.  Historically, the Company offered its employees, including its executive officers, tax planning opportunities through nonqualified deferred compensation plans. It first adopted the Deferred Compensation Plan for Key Employees and the Deferred Compensation Plans for Professional and Other Highly Compensated Employees (the “Predecessor Plans”). It then froze these plans in 2005 and adopted new plans (the 2005 Deferred Compensation Plan for Key Employees (“Key Plan”) and the 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees (“Professional Plan”) (collectively, the “2005 Plans”)) as a result of changes in the tax laws. However, the Company has decided to freeze the 2005 Plans as well. As a result of declining participation, the costs of administrating the 2005 Plans were determined to outweigh the benefits of maintaining them.

Equity-Based Awards Policy.  The Executive Compensation Committee makes specific stock option, restricted stock and other equity-based awards (the “Equity-Based Awards”) to employees of the Company. The Board of Directors also approves all Equity- Based Awards made to executive officers. Management of the Company provides recommendations to the Executive Compensation Committee with respect to the Equity-Based Awards and the Executive Compensation Committee meets as necessary to consider such awards on a timely basis. Equity-Based Awards approved by the Executive Compensation Committee were generally granted as of the date of approval, and the exercise price of any Equity-Based Awards (as applicable) awarded was fixed as of the closing price on the date of grant.

Termination of Employment; Change in Control.  The Company does not have a severance plan or change in control plan in place for its employees or its executive officers generally. Under their employment agreements, Messrs. McNierney and Coad would receive severance payments upon their termination of employment by the Company without cause or for good reason. Mr. Coad’s employment agreement, as amended in May 2007, provided that he would be entitled to a lump-sum severance payment equal to $525,000 less the market value, as of the date of the termination of his employment, of one share of Company common stock multiplied by the number of vested restricted stock units held by him at the time of termination of employment. Mr. NcNierney’s employment agreement provides that he would be entitled to a lump-sum severance payment equal to $1.8 million less the market value, as of the date of termination of his employment, of one share of Company common stock multiplied by the number vested restricted stock units held by him at the time of termination. These terms were arrived at in arms-length negotiations with Messrs. McNierney and Coad, and the Company believed at such time that they were necessary to provide this protection to Messrs. McNierney and Coad in return for taking on responsibility for implementing the Company’s strategic plan and to ensure a smooth transition through the Recapitalization. For the same reasons, the Company offered tax gross-ups to Messrs. McNierney and Coad for any excise taxes they might incur.

Mr. Coad resigned as Chief Financial Officer effective March 31, 2008 and left the Company. In connection with his termination of employment, the Company entered into a severance agreement (the “Coad Severance Agreement”) with him which superseded his employment agreement except for certain sections of the employment agreement which remain in effect. In return for his general release of possible claims against the Company, Mr. Coad agreed not to solicit employees of the Company and the Company paid Mr. Coad a lump-sum amount of $494,000 (which approximated the amount owed to Mr. Coad pursuant to his employment agreement). For further information regarding the Coad Severance Agreement see “Termination and Change in Control Payments” below.

Under Mr. Fensterstock’s employment agreement, he is entitled to certain severance payments upon his termination of employment by the Company without cause or for good reason. For terminations by the Company without cause, Mr. Fensterstock’s employment agreement provides that (1) he is entitled to receive (A) his salary for the twelve months following the termination of his employment (the “severance period”), (B) a pro rata bonus for the fiscal year in which the severance period ends and any other bonus earned at the time of termination but not yet paid and (C) welfare and other employee benefits through the severance period and (2) his restricted stock units will continue to vest according to schedule (subject to his execution of a settlement and release agreement). For terminations by him for good reason, Mr. Fensterstock’s employment agreement provides that (1) he is entitled to receive (A) his salary through the date of his termination of his employment and any accrued benefits under the Company’s benefit plans and (B) a pro rata bonus for the fiscal year in which his employment ends and any other bonus earned at the time of termination but not yet paid and (2) his restricted stock units will continue to vest according to schedule (subject to his execution of a settlement and release agreement) unless the termination is after a change-of-control in which case (i) all of his outstanding restricted stock units will vest upon termination of employment and (ii) all restricted stock units to which Mr. Fensterstock is entitled pursuant to the agreement that have not been granted as of the date of termination shall be granted on the date of termination and shall be immediately vested. Mr. Fensterstock is entitled to a tax gross-up payment for any excise tax he might incur as a result of a payment under the agreement. These terms were arrived at in arms-length negotiations with Mr. Fensterstock, and the Company believed at such time that they were necessary to provide Mr. Fensterstock with these protections in order to secure his employment as Chief Executive Officer and in light of the then state of the Company and his anticipated contributions to the future success of our Company.

Concurrently with the execution of the Merger Agreement, the Company entered into the Gleacher Employment Agreement, effective as of the closing of the Gleacher Transaction. Under the Gleacher Employment Agreement, Mr. Gleacher is entitled to certain severance payments upon certain terminations of his employment, as described below. Equity compensation awards granted to Mr. Gleacher may also vest upon certain terminations of his employment or a change in control of the Company pursuant to their terms. The Company believed it necessary to provide Mr. Gleacher with these protections in order to secure his employment as a senior member of the Investment Banking Division of the Company, and in light of his anticipated contributions to the future success of our Company. For further information regarding the Gleacher Employment Agreement, see “Gleacher Employment Agreement” below.

On March 14, 2008, the Board of Directors appointed Robert I. Turner as Chief Financial Officer of the Company, effective March 31, 2008. For further information regarding the employment agreement for Mr. Turner, see “Turner Employment Agreement” below.

On September 21, 2007, the Company and Ms. Arciero-Craig entered into a Non-Compete and Non-Solicit Agreement as well as an Addendum thereto of same date (collectively, the “Non-Compete and Non-Solicit Agreement”). Pursuant to the Non-Compete and Non-Solicit Agreement, Ms. Arciero-Craig’s obligation not to compete with the Company does not apply following termination of her employment by the Company without cause, or termination by Ms. Arciero-Craig for “Good Reason” (in each case as defined in the Non-Compete and Non-Solicit Agreement), which includes, among other things, the occurrence of any of the following without her consent: any reduction in her base salary or failure to pay material amounts due to her; or the assignment to her of any duties inconsistent in any material respect with her position or with her authority, duties or responsibilities as General Counsel, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities. Additionally, upon such termination of employment by Ms. Arciero-Craig, all of her outstanding restricted stock units will not be forfeited and will continue to vest in accordance with their respective schedules (subject to her execution of a settlement and release agreement).

Tax and Accounting.  Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), places a limit on the tax deduction for compensation in excess of $1 million paid to certain “covered employees” of a publicly held corporation (generally the corporation’s chief executive officer and its next four most highly compensated executive officers in the year that the compensation is paid). Compensation that is considered qualified “performance-based compensation” generally does not count toward the Section 162(m) $1 million deduction limit. While the Company is mindful of the limitations that Section 162(m) may have on the deductibility of compensation, the Company also determined that other reasons for compensation structure could sometimes take precedence over potential tax deductions. The Senior Management Bonus Plan is designed so that annual bonus compensation paid to our covered employees may be considered qualified performance-based compensation within the meaning of Section 162(m). Similarly, the 2007 Incentive Compensation Plan is designed so that awards may be considered performance based compensation. Nevertheless, the cash bonuses paid to executive officers in 2008 did not technically qualify as pursuant to performance-based compensation performance objectives, even though the bonuses were based on Company and individual performance. In addition, the restricted stock units awarded to executive officers in 2008 did not technically qualify as performance-based compensation under Section 162(m). In 2008, the Company could not take a deduction by reason of Section 162(m) with respect to a portion of the compensation paid to Messrs. Fensterstock and McNierney.

Summary Compensation Table for Fiscal Year 2008

The following table sets forth certain information regarding compensation of (i) each person who served as Chief Executive Officer during fiscal year 2008, (ii) each person who served as Chief Financial Officer during fiscal year 2008, (iii) the Company’s three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of December 31, 2008, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company as of December 31, 2008 (collectively referred to as the “Named Executive Officers”).

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Options	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)	($)(2)	($)(3)		($)

Lee Fensterstock	2008	350,000	1,600,000	591,250	32,357	—	—	—		2,573,607
Chairman and Chief Executive Officer	2007	94,231	—	327,769	—	—	—	83,000	(4)	505,000
Peter J. McNierney	2008	300,000	700,000	250,000	9,707	—	—	—		1,259,707
President and Chief	2007	227,308	—	1,199,164	—	—	—	12,400		1,438,872
Operating Officer	2006	185,115	1,015,000	830,417	—	—	—	49,880		2,080,412
Brian Coad	2008	50,000	—	—	—	—	—	494,000		544,000
Former Chief Financial	2007	200,000	—	205,153	—	—	—	42,647		447,800
Officer*	2006	183,676	150,000	75,107	7,870	—	172	28,613		445,438
Robert I. Turner	2008	198,878	350,000	828,000	—	—	—	37,570		1,414,448
Chief Financial Officer(5)
Patricia A. Arciero-Craig(5)	2008	206,250	200,000	196,250	—	—	11,371	—		613,871
Secretary and General	2007	200,000	100,000	68,672	—	—	—	—		368,672
Counsel	2006	175,000	125,000	39,100	—	—	—	1,500		340,600

*	Mr. Coad left the Company on March 31, 2008.

(1)	Amounts set forth in the Stock Awards and Option Awards columns represent the amounts recognized as compensation expense for financial statement reporting purposes in the applicable fiscal year by the Company with respect to restricted stock and option awards, respectively, in accordance with FAS 123R (disregarding the estimate of forfeitures related to service-based vesting conditions). A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2008 may be found in Footnote 18 of the Company’s consolidated financial statements for fiscal year 2008 contained in the Company’s Annual Report on Form 10-K. Discussions of assumptions used in prior fiscal years may be found in corresponding footnotes for such fiscal years’ consolidated financial statements. Dividends or dividend equivalents are paid on shares of restricted stock at the same rate, and at the same time, that dividends are paid to shareholders of the Company.

(2)	Represents earnings credited to the accounts of Named Executive Officers under the Company’s nonqualified deferred compensation plans (the Predecessor Plans and the 2005 Plans). In 2007, for Mr. Coad and Ms. Arciero-Craig such earnings were negative numbers ($810) and ($1,334), respectively. The $11,371 change in pension value and nonqualified deferred compensation earnings for Ms. Arciero-Craig in 2008 reflects the fact that all shares owing to Ms. Arciero-Craig under the Company’s nonqualified deferred compensation plans were distributed during 2008.

(3)	For fiscal year 2008, includes a lump-sum payment of $494,000 made to Mr. Coad in connection with his departure from the Company pursuant to a Severance Agreement dated March 14, 2008; and payment of legal advice expenses for Mr. Turner of $18,860 plus a payment to Mr. Turner of $18,710 in tax gross-up payments in connection with the legal expenses. For fiscal year 2007, includes payment of relocation expenses for Mr. Coad of $42,362 and a payment of $285 for CFA Institute membership fees for Mr. Coad; and includes payment of legal fees in connection with the negotiation of Mr. McNierney’s employment agreement with the Company of $12,400.

(4)	Represents consulting fees paid to Mr. Fensterstock prior to his appointment as Chief Executive Officer. For further information regarding such consulting services, see “Certain Relationships and Related Transactions” in the prior year’s Proxy Statement.

(5)	Represents a pro-rated salary of $250,000 per year. Mr. Turner joined the Company on March 31, 2008, and his compensation for 2008 is pro-rated to reflect the fact that he was not employed with the Company for the full fiscal year. Ms. Arciero-Craig received a raise in her annual salary to $250,000 that went into effect as of March 2008, and her compensation for 2008 is pro-rated to reflect such mid-year increase.

Grants of Plan-Based Awards During Fiscal Year 2008

								All Other	All Other
								Stock	Option		Grant
								Awards:	Awards:	Exercise	Date Fair
								Number of	Number of	or Base	Value of
								Shares of	Securities	Price of	Stock and
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Stock or	Underlying	Option	Option
	Grant	Threshold	Target	Max.	Threshold	Target	Max.	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)

Lee Fensterstock	3/4/2008	—	—	—	—	—	—	125,000	—	—	—
	6/30/2008	—	—	—	—	—	—	250,000	—	—	—
	12/18/2008	—	—	—	—	—	—	—	1,000,000	3.00	1,070,145
	12/18/2008	—	—	—	—	—	—	—	1,000,000	4.00	1,259,551
Peter McNierney	6/30/2008	—	—	—	—	—	—	125,000	—	—	—
	12/18/2008	—	—	—	—	—	—	—	300,000	3.00	321,044
	12/18/2008	—	—	—	—	—	—	—	300,000	4.00	377,865
Brian Coad*	—	—	—	—	—	—	—	—	—	—	—
Robert I. Turner	3/31/2008	—	—	—	—	—	—	450,000	—	—	—
Patricia A. Arciero-Craig	3/14/2008	—	—	—	—	—	—	125,000	—	—	—

*	Mr. Coad left the Company on March 31, 2008.

Fensterstock Employment Agreement.  The Company entered into an employment agreement with Lee Fensterstock, effective September 21, 2007 (the “Fensterstock Employment Agreement”). Mr. Fensterstock will be entitled to receive an annual base salary of $350,000 and to participate in the Company’s annual bonus pool. It also provides Mr. Fensterstock with a grant of restricted stock units in respect of 1,000,000 shares of the Company’s common stock (10% of which vested on the effective date of the Fensterstock Employment Agreement and 30% on each of the first, second and third anniversaries of such effective date, subject to Mr. Fensterstock’s continued employment with the Company on such dates), as well as subsequent grants of restricted stock units in respect of up to 1,000,000 shares of the Company’s common stock, to be made over a period commencing on June 30, 2008 and ending January 1, 2010 (with one-third of each grant vesting on each of the first, second and third anniversaries of the grant date, subject to Mr. Fensterstock’s continued employment with the Company on such dates). Mr. Fensterstock is also entitled to tax gross-up payments for any excise taxes he might incur as a result of payments under the Fensterstock Employment Agreement. For further information regarding the Fensterstock Employment Agreement see “Termination and Change in Control Payments” below.

McNierney Employment Agreement.  The Employment Agreement, effective as of September 21, 2007 (the “McNierney Employment Agreement”), between the Company and Peter McNierney, supersedes and replaces the Employment Agreement, dated as of June 30, 2006, between the Company and Mr. McNierney. Mr. McNierney will be entitled to receive an annual base salary of $300,000 and to participate in the Company’s annual bonus pool. It also provides Mr. McNierney with a grant of restricted stock units in respect of 600,000 shares of the Company’s common stock (10% of which vested on the effective date of the McNierney Employment Agreement and 30% on each of the first, second and third anniversaries of such effective date, subject to Mr. McNierney’s continued employment with the Company on such dates) as well as subsequent grants of restricted stock units in respect of up to 500,000 shares of common stock, to be made over a period commencing on June 30, 2008 and ending January 1, 2010 (with one-third of each grant vesting on each of the first, second and third anniversaries of the grant date, subject to Mr. McNierney’s continued employment with the Company on such dates). Mr. McNierney is also entitled to tax gross-up payments for any excise taxes he might incur as a result of payments under the McNierney Employment Agreement. For further information regarding the McNierney Employment Agreement see “Termination and Change in Control Payments” below.

Coad Employment Agreement.  On June 30, 2006, the Company entered into an employment agreement with Mr. Coad (the “Coad Employment Agreement”), which provided for an annual base salary of $200,000 and an annual bonus the amount of which was to be determined on an annual basis. It also provided for a grant of 30,000 shares of the Company’s common stock (all of which were vested as of the Recapitalization), under a restricted share award agreement between the Company and Mr. Coad entered into on June 30, 2006. In addition, the Coad Employment Agreement provided that the Company will reimburse Mr. Coad for all reasonable, documented relocation expenses (including broker’s commissions) in an amount not to exceed $100,000. Mr. Coad was also entitled to tax gross-up payments for any excise taxes he might incur as a result of payments under the Coad Employment Agreement. As of March 14, 2008, however, the Coad Employment Agreement was superseded by the severance agreement (the “Coad Severance Agreement”) between the Company and Mr. Coad, dated as of such date, with the exception of certain sections of the Coad Employment Agreement which remain in effect. For further information regarding the Coad Severance Agreement see “Termination and Change in Control Payments” below.

Gleacher Employment Agreement.  Concurrently with the execution of the Merger Agreement, the Company agreed to appoint Mr. Gleacher as Chairman of the Board and as a senior member of the Investment Banking Division of Broadpoint Capital. In connection with such appointment, the Company, Broadpoint Capital, Gleacher Partners LLC (“Gleacher Partners”) and Mr. Gleacher entered into an employment agreement, to become effective as of the closing of the Gleacher Transaction (the “Gleacher Employment Agreement”). During the period beginning on the date of the closing of the Gleacher Transaction and ending as of the date on which the Company determines that Mr. Gleacher’s employment should be transferred to Broadpoint Capital, Mr. Gleacher also will continue to serve as the Chief Executive Officer of Gleacher Partners. The Company will use its reasonable best efforts to combine Broadpoint Capital and Gleacher Partners, or to transfer the employment of all employees of Gleacher Partners to Broadpoint Capital, by December 31, 2009.

The Gleacher Employment Agreement provides that Mr. Gleacher will be employed (initially by Gleacher Partners and then by Broadpoint Capital following the transfer of his employment) for a three-year term commencing on the closing date of the Transaction, automatically extended for one additional year upon the third anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least six (6) months’ advance written notice to the other party that the employment period will not be extended. Mr. Gleacher will be entitled to receive an annual base salary of $350,000 and to participate in the Company’s Investment Banking Division’s annual investment banking bonus pool. Mr. Gleacher’s bonus for the fiscal year that begins prior to the effective date of the Gleacher Employment Agreement will be pro-rated to correspond to the portion of such fiscal year that follows the effective date. For further information regarding the Gleacher Employment Agreement see “Termination and Change in Control Payments” below.

In connection with the Gleacher Employment Agreement, the Company and Mr. Gleacher entered into a Non-Competition and Non-Solicitation Agreement (the “Gleacher Non-Competition and Non-Solicitation Agreement”). The Gleacher Non-Competition and Non-Solicitation Agreement contains provisions regarding confidentiality, non-solicitation and other restrictive covenants.

Turner Employment Agreement.  On March 14, 2008, the Board of Directors appointed Robert I. Turner as Chief Financial Officer of the Company, effective March 31, 2008. In connection with Mr. Turner’s appointment, the Company entered into a letter agreement (the “Turner Employment Agreement”) and a non-compete and non-solicit agreement with him. The Turner Employment Agreement provides that Mr. Turner will receive a base salary of $250,000 per year for 2008 and, to the extent he remains employed by the Company, his future base salary will be at least $250,000, subject to annual reviews for possible increases.

Mr. Turner will be eligible for annual discretionary bonuses and will be entitled to participate in the Company’s standard employee benefit, perquisite and fringe benefit plans, programs and arrangements available to senior officers of the Company. Mr. Turner received 450,000 restricted stock units upon the effectiveness of his appointment (20% of which vests on each of the first five anniversaries of such effective date, subject to Mr. Turner’s continued employment with the Company on such dates). The Turner Employment Agreement also provides that the Company will pay for Mr. Turner’s legal fees in connection with the negotiation and drafting of the Turner Employment Agreement, the non-compete and non-solicit agreement and the restricted stock unit agreement, up to a maximum amount of $25,000. For further information regarding the Turner Employment Agreement see “Termination and Change in Control Payments” below.

The following table sets forth information regarding outstanding equity awards held by the Company’s Named Executive Officers as of December 31, 2008.

Outstanding Equity Awards at End of Fiscal Year 2008

							Stock Awards
											Equity
											Incentive
										Equity	Plan
	Option Awards									Incentive	Awards:
				Equity						Plan	Market or
				Incentive						Awards:	Payout
				Plan						Number of	Value of
				Awards:					Market	Unearned	Unearned
				Number of			Number of		Value of	Shares,	Shares,
	Number of	Number of		Securities			Shares or		Shares or	Units or	Units or
	Securities	Securities		Underlying			Units of		Units of	Other	Other
	Underlying	Underlying		Unexercised	Option		Stock That		Stock	Rights	Rights
	Unexercised	Unexercised		Unearned	Exercise	Option	Have Not		That Have	That Have	That Have
	Options (#)	Options (#)		Options	Price	Expiration	Vested		Not Vested	Not Vested	Not Vested
Name(a)	Exercisable(b)	Unexercisable(c)		(#)(d)	($)(e)	Date(f)	(#)(g)		($)(h)(1)	(#)(i)	($)(j)

Lee Fensterstock	—	1,000,000	(5)	—	3.00	12/18/2011	600,000	(2)	1,782,000	—	—
	—	1,000,000	(5)	—	4.00	12/18/2011	250,000	(6)	742,500	—	—
	—	—		—	—	—	125,000	(9)	371,250	—	—
Peter J. McNierney	52,500	—		—	5.80	10/1/2012	360,000	(2)	1,069,200	—	—
	—	300,000	(5)	—	3.00	12/18/2011	125,000	(6)	371,250	—	—
	—	300,000	(5)	—	4.00	12/18/2011	—		—	—	—
Brian Coad	—	—		—	—	—	120,000	(3)	356,400	—	—
Robert I. Turner	—	—		—	—	—	450,000	(7)	1,336,500	—	—
Patricia A. Arciero-Craig	3,859	—		—	5.7687	04/24/2012	45,000	(4)	133,650
	3,500	—		—	7.17	02/12/2012	112,500	(8)	334,125	—	—

(1)	Market Value is computed by multiplying the closing market price of the Company’s stock at the end of fiscal year 2008 ($2.97) by the number of shares subject to the award.

(2)	On September 21, 2007, Mr. Fensterstock and Mr. McNierney were granted 1,000,000 and 600,000 Restricted Stock Units respectively, of which 10% vested immediately. The remaining balance of the awards will vest in equal annual installments over a three year period (1/3 per year) from the date of grant, subject to continued employment under the terms of Mr. Fensterstock’s and Mr. McNierney’s Employment Agreements with the Company, both of which have an effective date of September 21, 2007.

(3)	On September 21, 2007, Mr. Coad was granted 200,000 Restricted Stock Units, of which 10% vested immediately. The remaining balance of the award will vest in equal installments over a three year period (1/3 per year) from the date of grant subject to the forfeiture provisions and in accordance with paragraph 4(b) of the 2007 Incentive Compensation Plan Restricted Stock Units Agreement and the Severance Agreement entered into between the Company and Mr. Coad dated March 14, 2008.

(4)	On September 21, 2007, Ms. Arciero-Craig was granted 75,000 Restricted Stock Units, of which 10% vested immediately. The remaining balance of the award will vest in equal installments over a three year period (1/3 per year) from the date of grant subject to continued employment under the terms of the Company’s 2007 Incentive Compensation Plan Restricted Stock Units Agreement.

(5)	On December 18, 2008, Mr. Fensterstock and Mr. McNierney were granted 2,000,000 and 600,000 Stock Options respectively, which will vest in equal annual installments over a three year period (1/3 per year), beginning on December 18, 2009, subject to continued employment under the terms of Mr. Fensterstock’s and Mr. McNierney’s Employment Agreements with the Company, both of which have an effective date of September 21, 2007.

(6)	On June 30, 2008, Mr. Fensterstock and Mr. McNierney were granted 250,000 and 125,000 Restricted Stock Units respectively, which will vest in equal annual installments over a three year period (1/3 per year) from the date of grant, subject to continued employment under the terms of the Company’s 2007 Incentive Compensation Plan Restricted Stock Units Agreement.

(7)	On March 31, 2008, Mr. Turner was granted 450,000 Restricted Stock Units, which will vest in equal annual installments over a five year period (1/5 per year) from the date of grant, subject to continued employment under the terms of the Company’s 2007 Incentive Compensation Plan Restricted Stock Units Agreement.

(8)	On March 14, 2008, Ms. Arciero-Craig was granted 125,000 Restricted Stock Units, of which 10% vested immediately. The remaining balance of the award will vest in equal installments over a three year period (1/3 per year) from the date of grant subject to continued employment under the terms of the Company’s 2007 Incentive Compensation Plan Restricted Stock Units Agreement

(9)	On March 4, 2008, Mr. Fensterstock was granted 125,000 Restricted Stock Units, all of which vested on January 1, 2009.

The following table sets forth information equity awards held by the Company’s Named Executive Officers exercised or vested during fiscal year 2008.

Option Exercises and Stock Vested During Fiscal Year 2008

			Stock Awards
				Number of
	Option Awards		Number of	Restricted
	Number of Shares		Shares	Stock Units	Value
	Acquired on	Value Realized	Acquired on	Acquired on	Realized on
	Exercise	on Exercise	Vesting	Vesting	Vesting(1)
	(#)	($)	(#)	(#)	($)
Name(a)	(b)	(c)	(d)	(e)	(f)

Lee Fensterstock	—	—	—	300,000	—
Peter J. McNierney	—	—	—	180,000	—
Brian Coad	—	—	80,000	—	215,600	(2)
Robert I. Turner	—	—	—	—	—
Patricia A. Arciero-Craig	—	—	—	35,000	—

(1)	Excludes vested Restricted Stock Units as they are not issued to the employee until settlement unless settlement has occurred with respect thereto.

(2)	Market Value was computed by multiplying the closing market price of the Company’s stock on the date of the applicable vesting dates by the number of shares subject to the award.

The following table sets forth information regarding nonqualified deferred compensation plan accounts of the Company’s Named Executive Officers with respect to fiscal year 2008.

Nonqualified Deferred Compensation During Fiscal Year 2008

		Executive	Registrant	Aggregate	Aggregate	Aggregate
		Contributions	Contributions	Earnings	Withdrawals/	Balance
		in Last FY	in Last FY	in Last FY	Distributions	at Last FYE
	Plan	($)	($)	($)	($)	($)
Name(a)	(1)	(b)	(c)(2)	(d)(3)	(e)	(f)

Lee Fensterstock	—	—	—	—	—	—
Peter J. McNierney	—	—	—	—	—	—
Patricia A. Arciero-Craig	Professional	—	—	225	(3,810)	0
Robert I. Turner	—	—	—	—	—	—
Brian Coad	—	—	—	—	—	—

(1)	The Plans include Deferred Compensation Plan for Key Employees; 2005 Deferred Compensation Plan for Key Employees; Deferred Compensation Plan for Professional and Other Highly Compensated Employees and the 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees.

(2)	Any matching contributions made by the Company under the 2005 Plans in 2009 with respect to 2008 are not reflected in this table, which reflects actions in fiscal year 2008 only.

(3)	With respect to fiscal year 2008, (i) all of the executive contributions reported are included in the “Salary” column, (ii) all of the registrant contributions reported are included in the “All Other Compensation” column and represent Company contributions under the Company’s 2005 Plans and (iii) all of the aggregate earnings reported are included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column in each case in the Summary Compensation Table.

(4)	A distribution of all of the shares owing to Ms. Arciero-Craig under the Company’s nonqualified deferred compensation plans was made during 2008.

Deferred Compensation Plans.

The Company maintains the 2005 Plans to provide an opportunity for eligible employees to defer the receipt of their salary, bonuses and commissions. Under each of the 2005 Plans (also with respect to the Predecessor Plans), the Board appoints a committee to administer each plan (the “Administrative Committee”). Participation in the 2005 Plans is voluntary (both Key and Professional). A participant may elect to defer anywhere from $3,000 up to 50% of his or her base annual salary, bonus amounts and commission payouts earned for services rendered during a calendar year.

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

The participant may select the investment benchmark used to notionally adjust his or her deferral account from among investment benchmarks made available by the Administrative Committee from time to time. The investment benchmarks available to participants in 2008 were: the Common Stock Investment Benchmark, the Johnson Illington Balanced Portfolio, the Johnson Illington Equity Portfolio, and the Interest Rate Index (collectively, the “Investment Benchmarks”).

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

The 2005 Plans were frozen by the Board of Directors, with respect to deferrals subsequent to the 2006 plan year, effective October 26, 2006 because of declining participation in the 2005 Plans and because the costs of administration outweighed the benefits of maintaining the 2005 Plans.

The Deferred Compensation Plan for Key Employees, effective January 1, 1998 (the “Predecessor Key Plan”), was frozen by the Board of Directors, effective January 1, 2005, in connection with the adoption of the Key Plan in order to satisfy the requirements of the new Section 409A of the Code that was enacted by Congress as part of the American Jobs Creation Act of 2004.

Like the Key Plan, the Predecessor Key Plan is an unfunded, non-qualified deferred compensation plan that provided management or highly compensated employees selected by the Administrative Committee with the opportunity to defer specified percentages of their cash compensation and to receive a matching contribution or discretionary allocation from the Company, determined by the Company in its sole discretion. These amounts are credited to the participant’s notional accounts under the Predecessor Key Plan. Participants are permitted to select from among the following investment benchmarks: Common Stock Investment Benchmark, the Johnson Illington Balanced Portfolio, the Johnson Illington Equity Portfolio, and the Interest Rate Index for the notional investment of their deferred compensation, and the Company is permitted to require that the return on the Company’s matching contribution or discretionary allocation be measured by the performance of the common stock. The Company may require that, when a participant receives distribution of his or her accounts, any amounts notionally invested in the common stock will be paid out in shares of the common stock.

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

Like the Professional Plan, the Predecessor Professional Plan is an unfunded, non-qualified deferred compensation plan that provided employees who are not eligible to participate in the Predecessor Key Plan and who were selected by the Administrative Committee with the opportunity to defer specified percentages of their cash compensation and to receive a matching contribution or discretionary allocation from the Company, determined by the Company in its sole discretion. These amounts are credited to the participant’s notional accounts under the Predecessor Professional Plan. Participants are permitted to select from among the following investment benchmarks: the Company’s common stock, the Johnson Illington Balanced Portfolio, the Johnson Illington Equity Portfolio, and the Interest Rate Index for the notional investment of their deferred compensation, and the Company is permitted to require that the return on the Company’s matching contribution or discretionary allocation be measured by the performance of the common stock. The Company may require that, when a participant receives distribution of his or her accounts, any amounts notionally invested in the common stock will be paid out in shares of the Company’s common stock.

Under the 2005 Plans, distributions are paid in cash, except that any portion of a distribution that is attributable to an investment in the Common Stock Investment Benchmark will only be paid in shares of the Company’s common stock. Under the Key Plan, the balance of the participant’s plan account is paid out either as (i) a lump sum on or about April 15 as early as the end of the third plan year after the plan year in which the participant’s deferral was made or as late as the tenth plan year or (ii) equal installments commencing no earlier than April 15 of the end of the third plan year after the plan year in which the participant’s deferral was made or no later than the tenth plan year. Distributions under the Professional Plan have a shorter term. The Professional Plan requires all distributions to participants to be paid no later than April 15 of the end of the fifth year after the plan year in which the participant’s deferral was made.

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

Termination and Change in Control Payments

The following tables set forth the estimated value of benefits that the Company’s Named Executive Officers would have been entitled to receive assuming certain terminations of employment and/or assuming a change in control of the Company, in each case occurring on December 31, 2008. The following tables also use the Company’s common stock price as of December 31, 2008 ($2.97). For restricted stock, the cash-out value reflects the number of shares vesting as a result of the triggering event multiplied by such stock price. For options, the cash-out value reflects the excess of such stock price over the exercise price of any option vesting as a result of the triggering event and, if there is no excess, it reflects a zero value with respect to such option.

			Cash-Out Value of
			Equity-Based Awards
	Severance		that Vest as a Result of		Value of Benefit	Gross-Up
Lee Fensterstock	Payment		Triggering Event		Continuation	Payment
Triggering Event	($)		($)		($)	($)

Prior to a CIC
Termination without cause	350,000	(1)	—	(3)	11,269	230,197
Termination for good reason	—	(2)	—	(3)	—	—
After a CIC
Termination without cause	350,000	(1)	—	(3)	11,269	230,197
Termination for good reason other than failure to continue as most senior executive officer	—	(2)	—	(3)	—	—
Termination for good reason for failure to continue as most senior executive officer	—	(2)	5,123,250	(4)	—	4,512,522
Termination for Death/Disability	—	(2)	2,895,750	(4)	—	2,472,780

(1)	In addition to the sums provided, the Company shall pay Mr. Fensterstock a pro-rated bonus for the fiscal year in which the twelve month period following his termination with the Company ends.

(2)	In addition to any accrued but unpaid Base Salary and any accrued benefits through the effective date of termination, the Company shall pay Mr. Fensterstock a pro-rated bonus for the fiscal year in which termination occurs.

(3)	As of December 31, 2008, Mr. Fensterstock had been granted a total of 1,375,000 RSUs, of which 400,000 had vested on or before December 31, 2008. The remaining 975,000 unvested RSUs would continue to vest in accordance with the schedule set forth in his Employment Agreement on the condition that Mr. Fensterstock executes a settlement agreement and release in such form as may be requested by the Company which includes, without limitation, a non-compete restrictive covenant for a term not to exceed eighteen (18) months. In addition, as of December 31, 2008, Mr. Fensterstock had been granted a total of 2,000,000 options to purchase common stock of the Company, of which none had vested on or before December 31, 2008, for which the strike price is between $3.00 and $4.00. Such stock options would continue to vest in accordance with the vesting schedule specified in the Stock Option Agreement.

(4)	In addition, as of December 31, 2008, Mr. Fensterstock had been granted a total of 2,000,000 options to purchase common stock of the Company, of which none had vested on or before December 31, 2008, for which the strike price is between $3.00 and $4.00. Such stock options would become immediately vested and exercisable and remain exercisable until the expiration date set forth in the applicable Stock Option Agreement.

			Cash-Out Value of
			Equity-Based Awards
	Severance		That Vest as a Result of		Value of Benefit	Gross-Up
Peter J. McNierney	Payment		Triggering Event		Continuation	Payment
Triggering Event	($)		($)		($)	($)

Prior to a CIC
Termination without cause	1,387,200	(1)	—	(3)	11,269	1,101,707
Termination for good reason	1,087,200	(2)	—	(3)	—	816,675
Termination by Executive without good reason	1,087,200		—		—	816,675
Termination for cause	1,087,200		—		—	816,675
After a CIC
Termination without cause	1,387,200	(1)	—	(3)	11,269	1,101,707
Termination for good reason	1,087,200	(2)	—	(3)	—	816,675
Termination by Executive without good reason	1,087,200		—		—	816,675
Termination for cause	1,087,200		—		—	816,675
Termination for Death/Disability	1,087,200	(2)	1,440,450	(4)	—	2,135,708

(1)	In addition to the sums provided, the Company shall pay Mr. McNierney a pro-rated bonus for the fiscal year in which the twelve month period following his termination with the Company ends.

(2)	In addition to any accrued but unpaid Base Salary and any accrued benefits through the effective date of termination, the Company shall pay Mr. McNierney a pro-rated bonus for the fiscal year in which termination occurs.

(3)	As of December 31, 2008, Mr. McNierney had been granted a total of 725,000 RSUs, of which 240,000 had vested on or before December 31, 2008. The remaining 485,000 unvested RSUs would continue to vest in accordance with the schedule set forth in his Employment Agreement on the condition that Mr. McNierney executes a Release and restrictive covenant agreement which includes, without limitation, a non-compete restrictive covenant for a term not to exceed eighteen (18) months. In addition, as of December 31, 2008, Mr. McNierney had been granted a total of 652,500 options to purchase common stock of the Company, of which 52,500 had vested on or before December 31, 2008, for which the strike price is between $3.00 and $5.80. Such stock options would continue to vest in accordance with the vesting schedule specified in the Stock Option Agreement.

(4)	In addition, as of December 31, 2008, Mr. McNierney had been granted a total of 652,500 options to purchase common stock of the Company, of which 52,500 had vested on or before December 31, 2008, for which the strike price is between $3.00 and $5.80. Such options would become immediately vested and exercisable and remain exercisable until the expiration date set forth in the applicable Stock Option Agreement.

		Cash-Out Value of
		Equity-Based Awards
	Severance	that Vest as a Result of		Value of Benefit	Gross-Up
Robert I. Turner	Payment	Triggering Event		Continuation	Payment
Triggering Event	($)	($)		($)	($)

Prior to a CIC
Termination without cause	—	—	(1)	—	—
Termination for good reason	—	—		—	—
After a CIC
Termination without cause	—	—	(1)	—	—
Termination for good reason other than failure to continue as Chief Financial Officer	—	—		—	—
Termination for good reason for failure to continue as Chief Financial Officer	—	—	(1)	—	—
Termination for Death/Disability	—	1,336,500		—	—

(1)	As of December 31, 2008, Mr. Turner had been granted a total of 450,000 RSUs, of which none had vested on or before December 31, 2008. The remaining 450,000 unvested RSUs would continue to vest in accordance with their original grant terms on the condition that Mr. Turner executes a settlement agreement and release in such form as may be reasonably requested by the Company.

		Cash-Out Value of
		Equity-Based Awards
	Severance	that Vest as a Result of		Value of Benefit	Gross-Up
Patricia A. Arciero-Craig	Payment	Triggering Event		Continuation	Payment
Triggering Event	($)	($)		($)	($)

Prior to a CIC
Termination without cause	—	—	(1)	—	—
Termination for good reason	—	—	(1)	—	—
After a CIC
Termination without cause	—	—	(1)	—	—
Termination for good reason	—	—	(1)	—	—
Termination for Death/Disability	—	467,775		—	—

(1)	As of December 31, 2008, Ms. Arciero-Craig had been granted a total of 200,000 RSUs, of which 42,500 had vested on or before December 31, 2008. The remaining 157,500 unvested RSUs would continue to vest in accordance with their original grant terms on the condition that Ms. Arciero-Craig executes a settlement agreement and release in such form as may be reasonably requested by the Company.

Fensterstock and McNierney Agreements.  “Cause” is defined in each of Mr. Fensterstock’s and Mr. McNierney’s employment agreements as: (i) the executive’s conviction of, or plea of guilty or “no contest” to, a felony, (ii) the executive’s conviction of, or plea of guilty or “no contest” to, a violation of criminal law involving the Company and its business, (iii) the executive’s commission of an act of fraud or theft, or material dishonesty in connection with his performance of duties to Company; or (iv) the executive’s willful refusal or gross neglect to perform the duties reasonably assigned to him and consistent with his position with the Company or otherwise to comply with the material terms of his employment agreement, which refusal or gross neglect continues for more than fifteen (15) days after the executive receives written notice thereof from

Company providing reasonable detail of the asserted refusal or gross neglect (and which is not due to a physical or mental impairment).

“Good Reason” is defined in each of Mr. Fensterstock’s and Mr. McNierney’s employment agreements as: (i) the failure by the Company to perform fully the terms of the employment agreement, or any plan or agreement referenced in the employment agreement, other than an immaterial and inadvertent failure not occurring in bad faith and remedied by the Company promptly (but not later than five (5) days) after receiving notice thereof from the executive; (ii) any reduction in the executive’s base salary or failure to pay any bonuses or other material amounts due under the employment agreement in accordance therewith; (iii) the assignment to the executive of any duties inconsistent in any material respect with his position or with his authority, duties or responsibilities as Chairman and Chief Executive Officer (in the case of Mr. Fensterstock) or as President and Chief Operating Officer (in the case of Mr. McNierney), or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, or reporting relationship, excluding for this purpose any immaterial and inadvertent action not taken in bad faith and remedied by the Company promptly (but not later than ten (10) days after receiving notice from the executive); (iv) any change in the place of the executive’s principal place of employment to a location outside New York City; (v) any failure by the Company to obtain an assumption and agreement to perform the employment agreement by a successor to the Company; and (vi) solely with respect to Mr. Fensterstock’s employment agreement, a Change of Control occurs and Mr. Fensterstock does not continue thereafter as the most senior officer of the business of the Company as conducted immediately prior to the Change of Control. “Change of Control” is defined in Mr. Fensterstock’s employment agreement as a transaction or event as a result of which MatlinPatterson Global Opportunities Partners II, L.P. (and/or one or more of its affiliates) shall no longer have the right to elect all members of the Board.

Fensterstock Agreements.  The Fensterstock Employment Agreement provides that upon termination of employment, Mr. Fensterstock will be entitled to certain payments or benefits, the amount of which depends upon the circumstances of termination. In particular, in the event of his termination from the Company without Cause he will also receive his base salary for twelve months following termination; a prorated bonus for the fiscal year in which the twelve-month base salary continuation period ends; continuation health coverage paid by the Company for twelve months following termination; any earned but unpaid bonus; and, if he executes a settlement and release agreement (which will include an 18-month restrictive covenant), continued vesting in accordance with the schedule provided in the Fensterstock Employment Agreement of any restricted stock units granted to him prior to termination. If Mr. Fensterstock terminates employment without Good Reason he will be entitled to any unpaid base salary and unpaid benefits and his earned but unpaid bonus. If Mr. Fensterstock terminates employment for Good Reason, but not because of a Change of Control, he will be entitled to any unpaid base salary and unpaid benefits; any earned but unpaid bonus; a pro-rated bonus for the year in which termination occurs; and, if he executes a settlement and release agreement (which will include an 18-month restrictive covenant), continued vesting in accordance with the schedule provided in the Fensterstock Employment Agreement of any restricted stock units granted to him prior to termination. If Mr. Fensterstock is terminated by the Company for Cause he will be entitled to any unpaid base salary and unpaid benefits and his earned but unpaid bonus. If Mr. Fensterstock terminates employment with the Company for Good Reason, because a Change of Control occurs and Mr. Fensterstock does not continue thereafter as the most senior executive officer of the business of the Company as conducted immediately prior to the Change of Control, Mr. Fensterstock shall be entitled to any unpaid base salary and unpaid benefits, any earned but unpaid bonus, and a pro-rated bonus for the year in which termination occurs. In addition, all restricted stock units granted to Mr. Fensterstock prior to the termination of his employment shall immediately vest upon termination; and restricted stock units specified in the Fensterstock Employment Agreement that have not yet been granted to Mr. Fensterstock, including without limitation all shares the grant of which is otherwise contingent on achieving certain performance targets, shall be granted to Mr. Fensterstock on the date of his termination and shall immediately vest upon such date. Mr. Fensterstock is entitled to a tax gross-up payment for any excise tax he might incur as a result of a payment under the agreement. The Fensterstock Employment Agreement also contains standard post-termination confidentiality, non-solicitation and other restrictive covenants.

The stock option agreements entered into between the Company and Mr. Fensterstock on December 18, 2008 (“Fensterstock Stock Option Agreements”) provide that upon termination of employment, Mr. Fensterstock’s stock options will be subject to certain vesting and forfeiture provisions depending upon the circumstances of termination. In particular, in the event of his termination from the Company without Cause he will receive continued vesting in accordance with the schedule provided in the applicable Fensterstock Stock Option Agreement of any stock options granted to him prior to termination. If Mr. Fensterstock terminates employment for Good Reason, but not because of a Change of Control, he will be entitled to continued vesting in accordance with the schedule provided in the applicable Fensterstock Stock Option Agreement of any stock options granted to him prior to termination. If Mr. Fensterstock terminates employment with the Company for Good Reason, because a Change of Control occurs and Mr. Fensterstock does not continue thereafter as the most senior executive officer of the business of the Company as conducted immediately prior to the Change of Control, all stock options granted to Mr. Fensterstock prior to the termination of his employment shall immediately vest upon termination.

McNierney Agreements.  Upon expiration or termination of employment, whether voluntary or involuntary, Mr. McNierney will be entitled to a cash severance payment equal to $1.8 million less the market value of the common stock underlying any restricted stock units granted to him that have vested as of the date of termination of his employment with the Company or upon the expiration of the McNierney Employment Agreement. Mr. McNierney will also be entitled to other additional payments upon termination of employment, the amount of which depends upon the circumstances of termination. In particular, in the event of his termination from the Company without Cause, Mr. McNierney will also receive his base salary for twelve (12) months following termination, a pro-rated bonus for the fiscal year in which the twelve (12) month base salary continuation period ends, continuation health coverage paid by the Company for twelve (12) months following termination, any earned but unpaid bonus and, if he executes a release agreement (which will include an 18-month restrictive covenant), continued vesting in accordance with the schedule provided in the McNierney Employment Agreement of any restricted stock units granted to him prior to termination. If Mr. McNierney terminates his employment without Good Reason, he will be entitled to any unpaid base salary and unpaid benefits and any earned but unpaid bonus. If Mr. McNierney terminates his employment for Good Reason, he will be entitled to any unpaid base salary and unpaid benefits, any earned but unpaid bonus, a pro-rated bonus for the year in which termination occurs and, if he executes a settlement and release agreement (which will include an 18-month restrictive covenant), continued vesting in accordance with the schedule provided in the McNierney Employment Agreement of any restricted stock units granted to him prior to termination. If Mr. McNierney is terminated by the Company for Cause, he will be entitled to any unpaid base salary and unpaid benefits and any earned but unpaid bonus. The McNierney Employment Agreement also contains standard post-termination confidentiality and non-solicitation provisions (for 12 months).

The stock option agreements entered into between the Company and Mr. McNierney on December 18, 2008 (“McNierney Stock Option Agreements”) provide that upon termination of employment, Mr. McNierney’s stock options will be subject to certain vesting and forfeiture provisions depending upon the circumstances of termination. In particular, in the event of his termination from the Company without Cause, or if Mr. McNierney terminates his employment for Good Reason, Mr. McNierney will receive continued vesting in accordance with the schedule provided in the applicable McNierney Stock Option Agreement of stock options granted to him prior to termination.

Coad Severance Agreement.  On March 14, 2008, the Company entered into a severance agreement with Mr. Coad (the “Coad Severance Agreement”) that provided for the termination of Mr. Coad’s employment with the Company on March 31, 2008. Under the terms of the Coad Severance Agreement, Mr. Coad received (i) a lump sum payment of $494,400 (which approximated the amount owed to Mr. Coad pursuant to his employment agreement), less required withholdings, (ii) any unpaid salary and (iii) reimbursement of business expenses in accordance with Company policies. Mr. Coad also elected to have the Company pay the cost of his premiums for continued health insurance coverage under COBRA for 11 months. Any unvested restricted stock units awarded to Mr. Coad pursuant to the 2007 Plan Restricted Stock Unit Agreement dated September 21, 2007 (the “RSU Agreement”) will not be forfeited but will continue to vest in accordance with the terms of paragraph 4(b) of the RSU Agreement, and Mr. Coad’s rendering of services for competitors or engaging in any business competitive with the Company shall not constitute an event of forfeiture, but the other events of forfeiture under the RSU Agreement shall continue to apply. Prior to his departure from the Company, Mr. Coad had been granted a total of 200,000 RSUs, of which 80,000 had vested and been paid out to Mr. Coad as of December 31, 2008; the remaining 120,000 unvested RSUs will continue to vest in accordance with the schedule set forth under the 2007 Incentive Compensation Plan Restricted Stock Units Agreement dated September 21, 2007 entered into by Mr. Coad and the Company. In exchange for the consideration provided by the Coad Severance Agreement, Mr. Coad has agreed, among other things, (i) to keep confidential the Company’s confidential information, (ii) to fully release the Company, its parents and affiliates, and any and all current and formal directors, officers, employees and agents from all claims, (iii) for one year from the date of the agreement, to not solicit for employment any employee of the Company within the period of 180 days prior to the termination of Mr. Coad’s employment and (iv) to not disparage the Company or any of its employees. This severance agreement supersedes Mr. Coad’s employment agreement with the Company, dated June 30, 2006, and all other employment, severance, non-competition and non-solicit agreements between Mr. Coad and the Company, except for certain sections of the employment agreement.

Turner Agreements.  If Mr. Turner’s employment is terminated for any reason, pursuant to the Turner Employment Agreement he will be entitled to (i) any earned but unpaid salary and accrued but unpaid annual bonus (for the preceding year), (ii) any unpaid accrued vacation or unreimbursed business expenses and (iii) any other amounts due under any benefit plans or programs. Pursuant to Mr. Turner’s Restricted Stock Unit Agreement, effective March 31, 2008, (i) upon Mr. Turner’s retirement or termination of employment by the Company without cause or (ii) if a change of control occurs and, as a result of such change of control, Mr. Turner does not continue as the Company’s Chief Financial Officer and his employment is terminated for any reason (other than death or disability) within 120 days of such change of control, then the restricted stock units not previously vested will not be forfeited but will continue to vest unless they are thereafter forfeited pursuant to their terms. Any unvested restricted stock units will be forfeited on certain employment termination events, including termination of employment by Mr. Turner for any reason other than retirement or by the Company for cause.

Gleacher Agreement.  The Gleacher Employment Agreement provides that upon termination of employment, Mr. Gleacher will be entitled to certain payments or benefits, the amount of which depends upon the circumstances of termination: If Mr. Gleacher terminates employment without “Good Reason” (as defined in the Gleacher Employment Agreement), he will be entitled to any unpaid base salary and unpaid benefits and any earned but unpaid bonus and continued vesting or forfeiture in accordance with the schedules provided in the award agreements of any equity compensation awards granted to him prior to termination. In the event of his termination by the Company “Without Cause” (as defined in the Gleacher Employment Agreement), he will receive his base salary for twelve months following termination; a prorated bonus for the fiscal year in which the twelve-month base salary continuation period ends; continuation health coverage paid by the Company for twelve months following termination; any earned but unpaid bonus; and, if he executes a settlement and release agreement, continued vesting in accordance with the schedules provided in the award agreements of any equity compensation awards granted to him prior to termination. If Mr. Gleacher terminates employment for “Good Reason” (as defined in the Gleacher Employment Agreement) or if his employment is terminated following (and due to) the expiration of the Gleacher Employment Agreement, he will be entitled to any unpaid base salary and unpaid benefits; any earned but unpaid bonus; a pro-rated bonus for the year in which termination occurs; and continued vesting or forfeiture in accordance with the schedules provided in the award agreements of any equity compensation awards granted to him prior to termination. If Mr. Gleacher is terminated by the Company for “Cause” (as defined in the Gleacher Employment Agreement), he will be entitled to any unpaid base salary and unpaid benefits and any earned but unpaid bonus. Following the termination of Mr. Gleacher’s employment for any reason, he must resign any and all officerships and directorships he then holds with the Company, Broadpoint Capital and any of their affiliates. The Gleacher Employment Agreement provides that, in the event that Mr. Gleacher becomes subject to the excise tax under Section 4999 of the Code, he will be entitled to an additional payment such that he will be placed in the same after-tax position as if no such excise tax had been imposed.

Ms. Arciero-Craig.  Upon a change in control, the Company is not obligated to make any change in control payments to Ms. Arciero-Craig. Following a termination of her employment by the Company without cause, or a termination by Ms. Arciero-Craig for “Good Reason” (in each case as defined in her Non-Compete and Non-Solicit Agreement), however, all of her outstanding restricted stock units will not be forfeited and will continue to vest in accordance with their respective schedules (subject to her execution of a settlement and release agreement).

The 1999 Long Term Incentive Plan and the 2001 Long Term Incentive Plan

Under both the 1999 Long Term Incentive Plan and 2001 Long Term Incentive Plan (referred to collectively herein as the “Long Term Incentive Plans”), unless otherwise provided in the relevant award agreement, if a participant’s employment is terminated for any reason, any unexercisable stock option or stock appreciation right (“SAR”) shall be forfeited and cancelled by the Company. Such participant’s right to exercise any then-exercisable stock option or SAR will terminate ninety (90) days after the date of such termination (but not beyond the stated term of such stock option or SAR); provided, however, the Executive Compensation Committee may (to the extent options were exercisable on the date of termination) extend such period. If a participant dies, becomes totally disabled or retires, such participant (or the estate or other legal representative of the participant), to the extent the stock options or SARs are exercisable immediately prior to the date of death, total disability or retirement, will be entitled to exercise any stock options or SARs at any time within the one-year period following such death, disability or retirement, but not beyond the stated term of such stock option or SAR.

Under the Long Term Incentive Plans, unless otherwise provided in the relevant award agreement, if a participant’s employment is terminated for any reason (other than due to death, total disability or retirement) prior to the lapsing of any applicable restriction period, or the satisfaction of any other restrictions, applicable to any grant of restricted shares, will be forfeited by such participant; provided, however, that the Executive Compensation Committee may, in its sole discretion, determine within ninety (90) days after such termination that all or a portion of such restricted shares shall not be so forfeited. In the case of death, total disability or retirement, the participant (or the estate or other legal representatives of the participant) shall become 100% vested in any restricted shares as of the date of termination.

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

The 2007 Plan provides that no further awards will be granted under the Long Term Incentive Plans.

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

“Good Reason” is defined as a participant’s resignation following (i) a diminution in the participant’s position or responsibilities, or an assignment to the participant of duties inconsistent with the participant’s position other than for cause or (ii) a reduction of more than 10% in the participant’s aggregate annualized compensation rate solely as a result of a change adopted unilaterally by the Company.

“Cause” is defined as any termination by reason of the participant’s (i) willful and continued failure to perform the duties of his or her position after receiving notice of such failure and being given reasonable opportunity to cure such failure; (ii) willful misconduct which is demonstrably and materially injurious to the employer; (iii) conviction of a felony; or (iv) material breach of applicable federal or state securities laws, regulations or licensing requirements or the applicable rules or regulations of any self-regulatory body.

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

DIRECTOR COMPENSATION FOR FISCAL YEAR 2008

The following table sets forth certain information regarding the compensation of the Company’s directors for the fiscal year ended December 31, 2008 other than Messrs. Fensterstock and McNierney whose compensation is discussed below under “Compensation of Executive Officers.”

						Change in
						Pension
						Value and
	Fees Earned				Non-Equity	Nonqualified
	or Paid	Stock		Option	Incentive Plan	Deferred	All Other
	in Cash	Awards		Awards	Compensation	Compensation	Compensation		Total
Name	($)(1)	($)(4)		($)(4)	($)	Earnings	($)		($)

Mark R. Patterson	—	—		—	—	—	—		—
Christopher R. Pechock	—	—		—	—	—	—		—
Frank S. Plimpton	8,333	—		—	—	—	—		8,333
Robert S. Yingling	50,000	25,001		—	—	—	—		75,001
Wade D. Nesmith*	25,000	25,001	(2)	—	—	—	—		50,001
Dale Kutnick	25,000	25,001		—	—	—	—		50,001
Victor Mandel	—	—		—	—	—	—		—
George C. McNamee**	—	—		—	—	—	272,420	(3)	272,420

*	Resigned effective October 14, 2008.

**	Resigned effective April 16, 2009.

(1)	In accordance with the Company’s Non-Employee Director compensation practice, in 2008 each Non-Employee Director received a retainer of $25,000 and an award of $25,000 in restricted stock as compensation for their service as directors of the Company for the period of September 2007 through September 2008, as reflected in the table. In addition, in 2009, the following Non-Employee Directors received a pro-rated retainer in the amount of $14,583.33 for the period of October 2008 through the date of the Annual Meeting, and will receive an award of restricted stock as compensation for their service as directors of the Company for such period: Mr. Yingling, Mr. Kutnick, and Mr. Mandel. Furthermore, Mr. Yingling, as Chair of the Audit Committee, received an additional retainer of $25,000 in 2008 and an additional pro-rated retainer of $14,583.33 for the period extending from October 2008 through the date of the Annual Meeting. Mr. Plimpton also received a pro-rated retainer in the amount of $8,333.33 for the period of January 2009 through the date of the Annual Meeting after becoming eligible in January 2009 for Non-Employee Director compensation.

(2)	Mr. Nesmith forfeited all 15,924 shares of restricted stock granted to him by the Company in 2008 upon resigning from the Company’s Board of Directors.

(3)	Includes $32,420 in earnings for 2008 under the Company’s nonqualified deferred compensation plans and $240,000 in annual salary paid to Mr. McNamee in connection with his position as Managing Director of the Company’s subsidiary, F A Technology Ventures Corporation. Such payments were unrelated to his service as Director of the Company.

(4)	Amounts set forth in the Stock Awards and Option Awards columns represent the amounts recognized as compensation expense for financial statement reporting purposes in fiscal year 2008 by the Company with respect to restricted stock and option awards, respectively, in accordance with FAS 123R (disregarding the estimate of forfeitures related to service-based vesting conditions). A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2008 may be found in Footnote 18 of the Company’s consolidated financial statements for fiscal year 2008 contained in the Company’s Annual Report on Form 10-K. Discussions of assumptions used in prior fiscal years may be found in corresponding footnotes for such fiscal years’ consolidated financial statements. Dividends or dividend equivalents are paid on shares of restricted stock at the same rate, and at the same time, that dividends are paid to shareholders of the Company.

For 2008, the Company’s policy with respect to Director compensation was to pay Directors who were not employees of the Company (the “Non-Employee Directors”) (1) an annual cash retainer of $25,000 and (2) an award of $25,000 in restricted stock. In addition, an annual cash retainer of $25,000 was paid to the Chair of the Audit Committee. Employee directors did not receive any compensation for their service as members of the Board. Effective as of the 2009 Annual Meeting, the Company’s policy will be to pay Non-Employee Directors an annual cash retainer of $50,000, to pay an additional annual cash retainer of $25,000 to the Chair of the Executive Compensation Committee and to the Chair of the Audit Committee, and to pay an additional annual cash retainer of $15,000 to each member of the Audit Committee (other than the Chair). In addition, subject to the approval by shareholders of the amendment and restatement of the 2003 Non-Employee Directors Stock Plan, the Company’s policy will be to grant Non-Employee Directors either an award of stock options worth $50,000 (as determined by the Board) or $50,000 of restricted shares, as elected by each Non-Employee Director, and to permit each Non-Employee Director to elect to receive his or her cash retainers in the form of stock options or restricted stock. Employee directors still do not receive any compensation for their service as members of the Board.

Under the 2003 Non-Employee Directors Stock Plan, the number of options or restricted shares awarded are generally within the discretion of the Board, except that no Non-Employee Director may receive an option covering shares or restricted shares in any year, in each case, worth more than $50,000 (or, under the proposed amendment and restatement of the plan, options worth more than $100,000 or more than $100,000 of restricted shares). All options that may be granted under the 2003 Non-Employee Directors Stock Plan will have an exercise price equal to the fair market value of the common stock on the date of grant, become exercisable in three equal installments beginning on the first anniversary of the date of grant (unless the Board in its discretion designates another vesting schedule, as would be permitted under the proposed amendment and restatement of the plan), and have a ten-year term (unless the Board determines that the option will have a shorter term, as would be permitted under the proposed amendment and restatement of the 2003 Plan). Shares of restricted stock will be subject to vesting conditions as set forth in the award agreement. If a person ceases to be a director for any reason (other than death or total disability), any unvested restricted shares or unexercisable stock options will be forfeited. In the case of death or total disability of a director, he or she (or the estate or other legal representatives) shall become 100% vested in any restricted shares as of the date of termination of service on the Board. Such Non-Employee Director’s right to exercise any then-exercisable stock option will terminate 90 days after the date of such termination (but not beyond the stated term of such stock option). If a Non-Employee Director dies or becomes totally disabled, such director (or the estate or other legal representative of the Non-Employee Director), to the extent the stock options are exercisable immediately prior to the date of death or total disability, will be entitled to exercise any stock options at any time within the one-year period following such death or disability, but not beyond the stated term of such stock option. If a Change of Control occurs (i) all stock options then unexercised and outstanding will become fully vested and exercisable and (ii) all restrictions, terms and conditions applicable to restricted shares then outstanding will be deemed lapsed and satisfied, each as of the date of the Change of Control.

In addition to any annual grant of options or restricted shares, under the 2003 Non-Employee Directors Stock Plan, the Board may from time to time make additional discretionary grants (subject to the limits noted above) and may permit a Non-Employee Director to elect to receive all or a portion of his/her annual cash retainer in restricted shares (or in stock options under the proposed amendment and restatement of the plan).

COMPENSATION COMMITTEE INTERLOCKS AND
INSIDER PARTICIPATION

The Company has an Executive Compensation Committee responsible for approving the compensation of the Company’s executive officers. During the 2008 fiscal year, Messrs. Pechock and Plimpton served on the Executive Compensation Committee. None of the Executive Compensation Committee members is involved in a transaction or relationship requiring disclosure as an interlocking executive officer/director, under Item 404 of Regulation S-K or as a former officer or employee of the Company.

EXECUTIVE COMPENSATION COMMITTEE REPORT*

The Executive Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by the Securities Exchange Act with management and, based on the Committee’s review and discussions with management, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

EXECUTIVE COMPENSATION COMMITTEE

Robert A. Gerard (Chair)
Christopher R. Pechock
Frank S. Plimpton

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of common stock of the Company as of March 5, 2009, by (i) each person whom we know beneficially owns more than five percent of the common stock, (ii) each of our directors and nominees for the board of directors, (iii) each of our named executive officers, and (iv) all of our directors and current executive officers as a group.

	Shares Beneficially Owned(1)		Deferred Stock
			Units(4)
Name	Number	Percent	Number

Mast Credit Opportunities I Master Fund Limited(8)	8,078,924	9.97%	0
MatlinPatterson FA Acquisition LLC(6,7)	43,093,261	53.85%	0
Lee Fensterstock	294,118	*	1,831,611
Dale Kutnick(2)	59,488	*	0
Victor Mandel	0	*	0
George C. McNamee(2,3,5)	1,679,769	2.10%	16,193
Mark R. Patterson(6,7)	43,093,261	53.85%	0
Christopher R. Pechock	0	*	0
Frank S. Plimpton	0	*	0
Robert S. Yingling	15,924	*	0
Eric Gleacher(9)	0	*	0
Robert A. Gerard	0	*	0
Peter J. McNierney(2)	447,302	*	901,652
Patricia A. Arciero-Craig(2)	25,576	*	220,661
Robert I. Turner	0	*	491,322
Brian Coad	72,703	*	120,000
All directors and current executive officers as a group (13 persons)(2)	45,615,438	56.90%	3,461,439

*	References ownership of less than 1.0%.

(1)	Except as noted in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

      * The material in this report is not “solicitation material,” is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

(2)	Includes shares of Common Stock that may be acquired within 60 days of March 5, 2009 through the exercise of stock options as follows: Mr. McNamee: 73,874; Mr. McNierney: 52,500; Ms. Arciero-Craig: 7,359; Mr. Dale Kutnick: 6,000; and all directors and current executive officers as a group: 139,733.

(3)	Includes 21,363 shares owned by Mr. McNamee’s spouse through her retained annuity trust. Also includes 39,330 shares owned by Mr. McNamee as custodian for his minor children.

(4)	The amounts shown represent restricted stock units held under the Company’s 2007 Incentive Compensation Plan that may possibly be exchanged for shares of Common Stock within 60 days of March 5, 2009 by reason of any potential termination, death or disability of the listed directors or officers as follows: Mr. Fensterstock: 608,333 upon termination or 1,831,611 upon death or disability; Mr. McNierney: 281,667 upon termination or 901,652 upon death or disability; Mr. Coad: 120,000 upon death or disability; Ms. Arciero-Craig: 80,000 upon termination or 220,661 upon death or disability; Mr. Turner: 90,000 upon termination or 491,322 upon death or disability; and, all directors and current executive officers as a group: 1,060,000 upon termination or 3,445,246 upon death or disability. The amounts also include the number of phantom stock units held under the Company’s nonqualified deferred compensation plans that may possibly be exchanged for shares of Common Stock within 60 days of March 5, 2009 by reason of any potential termination of the listed directors or officers as follows: Mr. McNamee: 16,193; and all directors and current executive officers as a group: 16,193. These amounts do not take into consideration the potential application of Section 409A of the Internal Revenue Code, which in some cases could result in a delay of the distribution beyond 60 days.

(5)	Includes 1,156,000 shares pledged by Mr. McNamee in connection with a loan from KeyBank. No other current director, nominee director or executive officer has pledged any of the shares of common stock disclosed in the table above.

(6)	The indicated interest was reported on a Schedule 13D/A filed on February 19, 2009, with the SEC by MatlinPatterson FA Acquisition LLC on behalf of itself, MatlinPatterson LLC, MatlinPatterson Asset Management LLC, MatlinPatterson Global Advisers LLC, MatlinPatterson Global Partners II LLC, MatlinPatterson Global Opportunities Partners II, L.P., MatlinPatterson Global Opportunities Partners (Cayman) L.P., David J. Matlin, and Mark R. Patterson. Beneficial ownership of the shares held by MatlinPatterson FA Acquisition LLC — 43,093,261 (shared voting and shared dispositive power) was also reported for: MatlinPatterson Global Opportunities Partners II L.P. — 43,093,261 (shared voting and shared dispositive power), MatlinPatterson Global Opportunities Partners (Cayman) II L.P. — 43,093,261 (shared voting and shared dispositive power), MatlinPatterson Global Partners II LLC — 43,093,261 (shared voting and shared dispositive power), MatlinPatterson Global Advisers LLC — 43,093,261 (shared voting and shared dispositive power), MatlinPatterson Asset Management LLC — 43,093,261 (shared voting and shared dispositive power), MatlinPatterson LLC — 43,093,261 (shared voting and shared dispositive power), David J. Matlin — 43,093,261 (shared voting and shared dispositive power), and Mark R. Patterson — 43,093,261 (shared voting and shared dispositive power). The address of MatlinPatterson FA Acquisition LLC is c/o MatlinPatterson Global Advisers LLC, 520 Madison Avenue, New York, NY 10022.

(7)	For a description of the transaction which resulted in MatlinPatterson FA Acquisition LLC acquiring control of the Company, see “Certain Relationships and Related Transactions.”

(8)	The indicated interest was reported on a Schedule 13G/A filed on February 17, 2009, with the SEC by Mast Credit Opportunities I Master Fund Limited on behalf of itself, Mast Capital Management, LLC, Christopher B. Madison, and Daniel J. Steinberg. Beneficial ownership of the shares held by Mast Credit Opportunities I Master Fund Limited — 8,078,924 (sole voting and sole dispositive power) was also reported for: Mast Capital Management LLC — 8,078,924 (sole voting and sole dispositive power), Christopher B. Madison — 8,078,924 (shared voting and shared dispositive power), and Daniel J. Steinberg — 8,078,924 (shared voting and shared dispositive power). Includes 1,000,000 shares of Common Stock that may be acquired within 60 days pursuant to a warrant to purchase the shares at a price of $3 per share. The address of Mast Credit Opportunities I Master Fund Limited is c/o Goldman Sachs (Cayman) Trust, Limited, P.O. Box 896 GT, Harbour Centre, 2nd Floor, North Church Street, George Town, Cayman Islands.

(9)	Upon consummation of the Gleacher Transaction, as further described herein, Mr. Gleacher’s beneficial ownership will, in accordance with the Merger Agreement, increase to 14,542,035, a percentage ownership of the Company of approximately 14.12%. For more information, see the Preliminary Information Statement filed by the Company on April 9, 2009.

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans.

C
Number of
	A				Securities
	Number of				Remaining Available
	Securities to be		B		for Future Issuance
	Issued Upon		Weighted Average		Under Equity
	Exercise of		Exercise Price of		Compensation Plans
	Outstanding		Outstanding		(Excluding
	Options, Warrants		Options, Warrants		Securities
Plan Category	and Rights		and Rights		Reflected in Column A)

Equity Compensation Plans Approved by Shareholders(1)	24,109,007	(2)	$2.50	(3)	6,573,159	(4)
Equity Compensation Plans Not Approved by Shareholders(5)	96,495	(6)	$5.37	(7)	600,458	(8)

Total	24,205,502		$2.51		7,173,617

(1)	Consists of the 1989 Stock Incentive Plan, the 1999 Long-Term Incentive Plan, the 2003 Directors’ Stock Plan, the 2005 Deferred Compensation Plan for Key Employees (the “Key Plan”), the 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees (the “Professional Plan”), and the 2007 Plan.

(2)	Consists of 260,221 options under the 1999 Long-Term Incentive Plan, 6,000 options under the 2003 Directors’ Stock Plan, 7,095,000 options under the 2007 Plan, 30,698 restricted stock under the 2003 Directors’ Stock Plan, 7,306,848 restricted stock under the 2007 Plan, 9,310,714 restricted stock units under the 2007 Plan, 72,983 phantom stock units under the Key Plan, and 26,543 phantom stock units under the Professional Plan.

(3)	Weighted average exercise price of outstanding options under the 1999 Long-Term Incentive Plan, the 2003 Directors’ Stock Plan, and the 2007 Plan (excludes phantom stock units granted under the Key Plan and the Professional Plan and excludes restricted stock unit and restricted stock awards granted under the 2007 Plan).

(4)	Consists of 0 shares under the 1989 Stock Incentive Plan, 649,566 shares under the 1999 Long-Term Incentive Plan, 39,818 shares under the 2003 Directors’ Stock Plan, 327,017 phantom stock units under the Key Plan, 253,483 phantom stock units under the Professional Plan, and 5,303,275 shares under the 2007 Plan. In accordance with the provisions of the 2007 Plan, no future awards will be granted under the 1989 Stock Incentive Plan, the 1999 Long-Term Incentive Plan, or the 2001 Long-Term Incentive Plan.

(5)	Consists of the 2001 Long-Term Incentive Plan, the Deferred Compensation Plan for Key Employees (the “Predecessor Key Plan”), and the Deferred Compensation Plan for Professional and other Highly Compensated Employees (the “Predecessor Professional Plan”), each of which is described below. No options or other benefits under the 2001 Long-Term Incentive Plan may be granted to directors or executive officers of the Company.

(6)	Consists of 29,775 options under the 2001 Long-Term Incentive Plan, 61,472 phantom stock units under the Predecessor Key Plan, and 5,248 phantom stock units under the Predecessor Professional Plan.

(7)	Weighted average exercise price of outstanding options under the 2001 Long-Term Incentive Plan (excludes phantom stock units granted under the Predecessor Key Plan and the Predecessor Professional Plan).

(8)	Consists of 600,458 shares under the 2001 Long-Term Incentive Plan. In accordance with the provisions of the 2007 Plan, no future awards will be granted under the 1989 Stock Incentive Plan, the 1999 Long-Term Incentive Plan, or the 2001 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 26, 2007, the Board of Directors adopted a new Related Party Transactions Policy (the “Policy”). Under the Policy only those related party transactions that have terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and that are approved or ratified by the Audit Committee, the disinterested members of the Board of Directors, and, if and to the extent involving compensation, the Executive Compensation Committee, may be consummated or permitted to continue. “Related Parties” include any senior officer (including all executive officers of the Company and its subsidiaries) or director of the Company, any shareholder owning more than 5% of the Company (or its controlled affiliates), any person who is an immediate family member of a senior officer or director, and any entity owned or controlled by such persons or in which such persons have a substantial ownership interest.

“Related Party Transactions” include any transaction between the Company and any Related Party (including any transactions requiring disclosure under Item 404 of Regulation S-K under the Exchange Act) except transactions available to all employees generally or those involving less than $5,000 when aggregated with all similar transactions. Pursuant to the Policy, any proposed Related Party Transactions may be submitted for consideration at the Audit Committee’s regular quarterly meetings. Following the Audit Committee’s review, the Committee will either approve or disapprove such transactions. In the event that management recommends any transactions in between regularly scheduled meetings, management will confer with the Chair of the Audit Committee as to whether the Company may preliminarily enter into such arrangement subject to ratification by the full Audit Committee at the next regularly scheduled meeting. Each of the referenced transactions below that require approval or ratification by the Audit Committee pursuant to the Policy have been so approved or ratified.

First Clearing — Margin Loans

During 2008, First Clearing, LLC, a clearing firm with which Broadpoint Capital, Inc., the Company’s broker-dealer subsidiary, has contracted for broker dealer trading activities, extended credit in the ordinary course of its business to employees, including directors and executive officers, under Regulation T, which regulates credit in cash and margin accounts. If an account holder failed to meet a margin call and the securities in the account holder’s account prove insufficient to satisfy the margin call, the Company could have been obligated to satisfy the call on behalf of the account holder. No such extensions of credit required such actions and all were made on the same terms as for customers. As of July 2008, Broadpoint Capital was no longer subject to this arrangement.

FA Technology Ventures, L.P.

As of December 31, 2008, the Company had a commitment to invest as a limited partner up to $1.3 million ($1.3 million as of December 31, 2007) in FA Technology Ventures, L.P. (the “Fund”), a technology fund whose primary purpose is to provide investment returns consistent with the risk of investing in venture capital. The Company also had a commitment as of that date to invest up to an additional $0.1 million ($0.2 million as of December 31, 2007) in parallel with the Fund; this parallel commitment may be satisfied by investments from the Company’s employee funded investment vehicles established by the Company to allow select employees to invest along with the Fund. These commitments extended initially to the end of the Fund’s commitment period, which expired in July 2006; however, the general partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and the payment of management fees. The Fund is managed by FA Technology Ventures Corporation (“FATV”), a wholly-owned subsidiary of the Company, which receives management fees for its services. George C. McNamee, a former director, is an employee of this subsidiary and received $305,000 and $240,000 in compensation from it in 2007 and 2008, respectively. In addition, Mr. McNamee is a member of FATV GP LLC, the general partner of the Fund, with a current 16.50% membership interest. As a result of this interest in the general partner, he would be entitled to receive 17.02% of the 20% carried interest that may become payable by the Fund to its general partner if the Fund’s investments are successful. Mr. McNamee is required under the partnership agreement for the Fund to devote a majority of his business time to the conduct of the Fund and any parallel funds.

On April 30, 2008, the Company entered into a Transition Agreement (the “Transition Agreement”) with FATV, FA Technology Holding, LLC (“NewCo”), Mr. McNamee, and certain other employees of FATV (such individuals, collectively, the “FATV Principals”), to effect a restructuring of the investment management arrangements relating to the Fund, and the formation of FA Technology Ventures III, L.P., a new venture capital fund (“Fund III”). The Transition Agreement provides that if the initial closing of Fund III does not occur on or before March 31, 2009, the parties’ rights and obligations under the Transition Agreement shall automatically terminate, except as follows: (a) certain nonsolicitation obligations of the FATV Principals shall continue and (b) upon the initial closing of any subsequent venture capital fund sponsored by NewCo or any 4 of the 6 FATV Principals before June 30, 2009, NewCo or such FATV Principals shall cause NewCo or such subsequent fund to reimburse the Company for any expenses related to the organization and marketing of Fund III funded by the Company. The initial closing of Fund III did not occur on or before March 31, 2009, and the Transition Agreement has terminated in accordance with its terms.

Johnson Consulting Agreement

As of February 1, 2005, the Company entered into a Consulting Agreement with Hugh A. Johnson, Jr., a former director of the Company and Chairman of Johnson Illington (“JIA”) (the “Consulting Agreement”). JIA purchased the Albany, New York operations of FA Asset Management Inc. in February 2005. As part of the consideration for the purchase, JIA is obligated to pay the Company a percentage of its revenues earned through 2009. No such payments were made in 2006, 2007 or 2008. In addition, the Company made payments of $36,706 in 2006 to JIA for certain management fees for investments. No such payments were made in 2007 or 2008. Under the terms of the Consulting Agreement, Mr. Johnson ended his employment with the Company and began serving as a consultant to the Company for a three-year period beginning February 2005. The Consulting Agreement further provided that Mr. Johnson received an annual consulting fee of $250,000 and provided Mr. Johnson with an office, and reimbursement for reasonable travel expenses in connection with the consulting services.

Murphy Settlement Agreement

In connection with the termination of Arthur Murphy’s employment by Broadpoint Capital as Executive Managing Director, Mr. Murphy, also a former member of the Board of Directors of the Company, filed an arbitration claim against Broadpoint Capital, Alan Goldberg, former President and Chief Executive Officer, and George McNamee, former Chairman of the Company with the National Association of Securities Dealers on June 24, 2005. The claim alleged damages in the amount of $8 million based on his assertions that he was fraudulently induced to remain in the employ of Broadpoint Capital. Without admitting or denying any wrongdoing or liability, on December 28, 2006, Broadpoint Capital, entered into a settlement agreement with Arthur Murphy in connection with such arbitration claim.

MatlinPatterson Private Placement

On September 21, 2007 the Company issued and sold 38,354,293 newly-issued unregistered shares of common stock of the Company for an aggregate cash purchase price of $50 million (the “Private Placement”) to MatlinPatterson FA Acquisition LLC, a Delaware limited liability company (“MatlinPatterson”) and certain co-investors pursuant to the Investment Agreement, dated as of May 14, 2007 (the “Investment Agreement”), between the Company and MatlinPatterson.

Pursuant to the Investment Agreement, MatlinPatterson had the right to designate one or more co-investors to purchase a portion of the shares of common stock to be purchased by MatlinPatterson in place of MatlinPatterson. On September 21, 2007, MatlinPatterson entered into a Co-Investment Agreement with Robert M. Tirschwell pursuant to which MatlinPatterson and Mr. Tirschwell agreed that Mr. Tirschwell would purchase the number of shares corresponding to an aggregate purchase price of $450,000. On September 21,

2007, MatlinPatterson also entered into a Co-Investment Agreement with Robert M. Fine pursuant to which MatlinPatterson and Mr. Fine agreed that Mr. Fine would purchase the number of shares corresponding to an aggregate purchase price of $130,000. Pursuant to the Investment Agreement and in connection with MatlinPatterson’s co-investor designations, the Company, MatlinPatterson and each of Mr. Tirschwell and Mr. Fine entered into co-investor joinder agreements, which provide as follows:

Robert M. Tirschwell.  On September 21, 2007, pursuant to the Investment Agreement, the Company entered into a Co-Investor Joinder Agreement (the “Tirschwell Joinder Agreement”) with Mr. Tirschwell and MatlinPatterson wherein the Company agreed to issue and sell to Mr. Tirschwell the number of shares of common stock, to be purchased by MatlinPatterson, corresponding to an aggregate purchase price of $450,000, on the terms set forth in the Investment Agreement. Pursuant to the Tirschwell Joinder Agreement, Mr. Tirschwell agreed to become a party to the Investment Agreement as a “Purchaser” thereunder, and agreed to perform, and be bound by, all the obligations of a Purchaser under the Investment Agreement. Mr. Tirschwell is the Head of Trading of Broadpoint DESCAP, a division of Broadpoint Capital.

Robert M. Fine.  On September 21, 2007, pursuant to the Investment Agreement, the Company entered into a Co-Investor Joinder Agreement (the “Fine Joinder Agreement”) with Mr. Fine and MatlinPatterson wherein the Company agreed to issue and sell to Mr. Fine the number of shares of common stock, to be purchased by MatlinPatterson, corresponding to an aggregate purchase price of $130,000, on the terms set forth in the Investment Agreement. Pursuant to the Fine Joinder Agreement, Mr. Fine agreed to become a party to the Investment Agreement as a “Purchaser” thereunder, and agreed to perform, and be bound by, all the obligations of a Purchaser under the Investment Agreement. Mr. Fine is the President of Broadpoint DESCAP.

As a result of these arrangements, on September 21, 2007 MatlinPatterson contributed from its working capital $49,420,000 of the $50 million cash purchase price and received 37,909,383 newly-issued shares of the Company’s common stock. Mr. Fine contributed from his personal funds $130,000 of the $50 million cash purchase price and received 99,721 newly-issued shares of the Company’s common stock. Mr. Tirschwell contributed from his personal funds $450,000 of the $50,000,000 cash purchase price and received 345,189 newly-issued shares of the Company’s common stock.

The number of shares issued to MatlinPatterson, Mr. Tirschwell and Mr. Fine was subject to upward adjustment within 60 days of the closing of the Investment Agreement in the event that the final net tangible book value per share of the Company as of September 21, 2007 was less than $1.60. On February 21, 2008, the Company entered into an agreement with MatlinPatterson, Mr. Tirschwell and Mr. Fine agreeing that the final net tangible book value per share of the Company as of September 21, 2007 was $1.25. Pursuant to the terms of such agreement, the Company agreed to issue 3,632,009 additional shares of common stock of the Company to MatlinPatterson, Mr. Tirschwell and Mr. Fine in satisfaction of this requirement. MatlinPatterson currently holds approximately 54% of the Company’s outstanding common stock.

Upon the closing of the Private Placement, the Company entered into a Registration Rights Agreement, dated as of September 21, 2007 (the “Registration Rights Agreement”), with MatlinPatterson, Mr. Tirschwell and Mr. Fine, which was amended by Amendment No. 1 to the Registration Rights Agreement, dated as of March 4, 2008. The Registration Rights Agreement contains other customary terms found in such agreements, including provisions concerning registration rights, registration procedures and piggyback registration rights as well as customary indemnification rights for MatlinPatterson, Mr. Tirschwell and Mr. Fine. Pursuant to the Registration Rights Agreement, the Company would bear all of the costs of any registration other than underwriting discounts and commissions and certain other expenses.

Pursuant to the Investment Agreement and with respect to last year’s annual meeting of shareholders, MatlinPatterson had the right to designate directors to be appointed to the Company’s Board of Directors. Each of Messrs. Patterson, Fensterstock, Pechock and Plimpton were designated to the Board pursuant to such right of MatlinPatterson.

Voting Agreement with MatlinPatterson

On February 29, 2008, the Company and MatlinPatterson entered into a Voting Agreement (the “Voting Agreement”) whereby MatlinPatterson agreed to vote its shares in the Company in favor of an increase in the number of authorized shares under the 2007 Plan to be submitted to shareholders at the 2008 Annual Meeting of Shareholders. Such increase in the number of authorized shares was approved at such meeting.

Brokerage and Investment Banking Services for MatlinPatterson

From time to time, Broadpoint Capital provides brokerage services to MatlinPatterson or its affiliated entities, which services are provided by Broadpoint Capital in the ordinary course of its business. No such services were provided in 2007. In 2008 and for 2009 through February 28, 2009, MatlinPatterson paid $255,441 and $153,493, respectively, to Broadpoint Capital for such services.

From time to time Broadpoint Capital also provides investment banking services to MatlinPatterson or its affiliated entities, which services are provided by Broadpoint Capital in the ordinary course of its business. No such services were provided in 2007. In 2008 and 2009 through February 28, 2009, Broadpoint Capital has earned $8.4 million and $579,991, respectively, from MatlinPatterson Global Advisers LLC for such services.

Fensterstock Consulting Arrangement

From July 2007 through September 21, 2007, Mr. Fensterstock served as a consultant to the Company prior to becoming its Chief Executive Officer. The Company paid $83,000 to Mr. Fensterstock pursuant to such arrangement.

Mast Private Placement

On March 4, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with MatlinPatterson, Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”) and certain Individual Investors listed on the signature pages to the Stock Purchase Agreement (the “Individual Investors”, and together with the MatlinPatterson and Mast, the “Investors”). Pursuant to the terms of the Stock Purchase Agreement, the Company issued and sold 11,579,592 shares of common stock to the Investors, with 7,058,824 shares being issued to Mast, 1,594,000 shares being issued to the MatlinPatterson and 2,926,768 shares issued to the Individual Investors. The shares were sold for an aggregate purchase price of approximately $19.7 million, with the proceeds from the sale to be used for working capital. In addition, all of the Individual Investors are employees of the Company and/or its wholly-owned subsidiary Broadpoint Capital, including Lee Fensterstock, the current Chairman and Chief Executive Officer of the Company, and other senior officers of Broadpoint Capital.

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of March 4, 2008 (the “Mast Registration Rights Agreement”), with Mast with respect to the shares that Mast purchased pursuant to the Stock Purchase Agreement (the “Mast Shares”). Pursuant to the Mast Registration Rights Agreement, the Company was required to file within 30 days following March 4, 2008, and did file on April 1, 2008, a registration statement with the SEC for the resale of the Mast Shares in an offering on a delayed or continuous basis pursuant to Rule 415 under the Securities Act (the “Mast Shelf Registration”). The registration statement was declared effective on April 29, 2008. The Company paid for all of the costs of the Mast Shelf Registration, a total of approximately $45,000, other than underwriting discounts and commissions and certain other expenses, and grants customary indemnification rights thereunder to Mast.

Mast Mandatory Redeemable Preferred Stock

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

The Preferred Stock Purchase Agreement and the Series B Preferred Stock include, among other things, certain negative covenants and other rights with respect to the operations, actions and financial condition of the Company and its subsidiaries so long the Series B Preferred Stock remains outstanding. Cash dividends of 10% per annum must be paid on the Series B Preferred Stock quarterly, while an additional dividend of 4% per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012.

The redemption prices are as follows:

Premium
Date	Call Factor

Prior to and including June 26, 2009	1.07
From June 27, 2009 to December 27, 2009	1.06
From December 28, 2009 to June 27, 2010	1.05
From June 28, 2010 to December 27, 2011	1.04
From December 28, 2011 to June 2012	1.00

The Warrant is subject to customary anti-dilution provisions and expires June 27, 2012. Concurrently with the execution of the Preferred Stock Purchase Agreement, the Company and Mast entered into a Registration Rights Agreement, dated as of June 27, 2008 (the “Warrant Registration Rights Agreement”), with respect to the shares of Common Stock that are issuable to Mast pursuant to the Warrant (the “Warrant Shares”). Pursuant to the Warrant Registration Rights Agreement, Mast has the right to request registration of the Warrant Shares if at any time the Company proposes to register common stock for its own account or for another, subject to certain exceptions for underwriting requirements. In addition, under certain circumstances Mast may demand a registration of no less than 300,000 Warrant Shares. The Company must register such Warrant Shares as soon as practicable and in any event within forty-five (45) days after the demand. The Company will bear all of the costs of all such registrations other than underwriting discounts and commissions and certain other expenses.

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

Gleacher Transaction

On March 2, 2009, the Company and Magnolia Advisory LLC (“Merger Sub”), a wholly-owned subsidiary of the Company that was formed to facilitate the Transaction contemplated by the Merger Agreement, entered into an Agreement and Plan of Merger (the “Merger Agreement”), among the Company, Merger Sub, Gleacher Partners Inc. (“Gleacher”), certain stockholders of Gleacher (the “Signing

Stockholders”) and each of the holders of interests in Gleacher Holdings LLC, a Gleacher subsidiary owned 90.85% by Gleacher (the “Holders”). Under the terms of the Merger Agreement:

•	following the consummation of the transactions contemplated by the Merger Agreement, Gleacher (with Merger Sub as the surviving entity) and Gleacher Holdings LLC will become a wholly-owned subsidiary of the Company;

•	the Company will issue 23,000,000 shares of common stock of the Company to the stockholders of Gleacher and the Holders;

•	the stock consideration will be subject to a five year lock-up period, subject to acceleration under certain circumstances;

•	at the closing of the transactions contemplated by the Merger Agreement, the Company will pay to the stockholders of Gleacher and the Holders $10,000,000 in cash;

•	the Company will pay an additional $10,000,000 in cash after five years, subject to acceleration under certain circumstances;

•	the cash consideration is subject to adjustment as provided in the Merger Agreement;

•	the Company will appoint Mr. Gleacher as a director and Chairman of its Board of Directors;

•	the Company will change its name to Broadpoint Gleacher Securities Group, Inc.;

•	the Company will enter into a Registration Rights Agreement with Mr. Gleacher; and

•	the Company will enter into a Trade Name and Trademark Agreement with Mr. Gleacher and certain other parties related to Mr. Gleacher.

Subject to certain transfer restrictions, Mr. Gleacher will have the right to have his shares registered in registration statements filed by the Company, and the right to require the Company to file a shelf registration for his shares three years after the closing.

Appointment of Eric Gleacher to the Company Board as Chairman of the Board

In connection with the Merger Agreement, the Company has agreed to appoint Mr. Gleacher to its Board of Directors and designate him Chairman of the Board of Directors, effective at the time of the closing of the Gleacher Transaction. In connection therewith, the Company agreed to appoint Mr. Gleacher to the class of directors with a term expiring in 2011 (Class I), and also agreed that the Board of Directors of the Company would not take any action to remove Mr. Gleacher as a director for so long as he is employed under the Gleacher Employment Agreement (which will become effective at the closing of the Gleacher Transaction). Although the Merger Agreement provides that Mr. Gleacher will be appointed to Class I, the parties have agreed that Mr. Gleacher will be nominated instead for election at this Annual Meeting as a Class II director, with a term expiring in 2012.

Eric Gleacher Employment Agreement

Concurrently with the execution of the Merger Agreement, the Company agreed to also appoint Mr. Gleacher as a senior member of the Investment Banking Division of Broadpoint Capital. In connection with such appointment, the Company, Broadpoint Capital, Gleacher Partners LLC (“Gleacher Partners”) and Mr. Gleacher entered into an employment agreement, to become effective as of the closing of the Gleacher Transaction (the “Gleacher Employment Agreement”). During the period beginning on the date of the closing of the Gleacher Transaction and ending as of the date on which the Company determines that Mr. Gleacher’s employment should be transferred to Broadpoint Capital, Mr. Gleacher also will continue to serve as the Chief Executive Officer of Gleacher Partners. The Company will use its reasonable best efforts to combine Broadpoint Capital and Gleacher Partners, or to transfer the employment of all employees of Gleacher Partners to Broadpoint Capital, by December 31, 2009.

The Gleacher Employment Agreement provides that Mr. Gleacher will be employed (initially by Gleacher Partners and then by Broadpoint Capital following the transfer of his employment) for a three-year term commencing on the closing date of the Gleacher Transaction, automatically extended for one additional year upon the third anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least six (6) months’ advance written notice to the other party that the employment period will not be extended. Mr. Gleacher will be entitled to receive an annual base salary of $350,000 and to participate in the Investment Banking Division’s annual investment banking bonus pool. Mr. Gleacher’s bonus for the fiscal year that begins prior to the effective date of the Gleacher Employment Agreement will be pro-rated to correspond to the portion of such fiscal year that follows the effective date. For further information regarding the Gleacher Employment Agreement see “Termination and Change in Control Payments”.

Waiver of Trading Policy

On March 6, 2008, the Company reported in a current report on Form 8-K that, on March 3, 2008, the Board approved a one-time limited waiver under the Company’s insider trading policy (the “Trading Policy”) that is incorporated into the Company’s Code of Business Conduct and Ethics to Messrs. Fensterstock, Fine and Tirschwell, as well as certain other employees covered by the Trading Policy to acquire shares of the Company’s common stock in connection with the Mast Private Placement. The waiver related to certain provisions of the Trading Policy which provide that certain designated employees may not engage in transactions involving the Company’s securities during certain specified blackout periods. After due consideration and a review of the facts and circumstances, including a determination that the transaction in question did not present the opportunity for insider trading that the Trading Policy was intended to prevent, the Board believed that the waiver was appropriate in this limited case.

Independence of the Board of Directors and Committees of the Board

The Board determined that each of Messrs. Gerard, Kutnick, Mandel and Yingling qualified as an “independent director” as defined in the NASDAQ Stock Market listing standards. Mr. Nesmith resigned from the Board effective October 14, 2008. Mr. McNamee resigned from the Board effective April 16, 2009. The term of Mr. Kutnick expires at this Annual Meeting and the Board has chosen not to nominate him for re-election.

The Board of Directors has three standing committees: the Audit Committee, the Executive Compensation Committee and the Committee on Directors and Corporate Governance.

Until October 14, 2008, the Audit Committee was comprised of Mr. Yingling, who served as Chair, and Messrs. Kutnick and Nesmith. Mr. Nesmith resigned from the Board effective October 14, 2008. Currently, this committee is comprised of Messrs. Yingling (who serves as Chair), Gerard (as of April 16, 2009), Kutnick and Mandel. Each member of the Audit Committee is an “independent director” as defined in the NASDAQ Stock Market listing standards, and is independent within the meaning of Rule 10A-3 under the Exchange Act and the Company’s Corporate Governance Guidelines.

The Executive Compensation Committee operates under a written charter adopted by the Board, which was amended and restated in December 2007. Currently, it is comprised of Mr. Gerard, who joined the Board and the Committee on April 16, 2009 and was elected Chair of the Committee on that date, Mr. Pechock and Mr. Plimpton.

Currently, the Committee on Directors and Corporate Governance is comprised of Mr. Plimpton, who serves as Chair, Mr. Mandel and Mr. Pechock.

Item 14.	Principal Accountant Fees and Services

Principal Accounting Firm Fees

The following table shows information about fees billed to the Company by PricewaterhouseCoopers LLP:

		Percentage of		Percentage of
		2008 Services		2007 Services
		Approved		Approved
		by Audit		by Audit
Fees Billed to or Paid by the Company:	2008	Committee	2007	Committee

Audit fees(a)	$1,015,632	100%	$811,184	100%
Audit-related fees(b)	$38,730	100%	$388,566	100%
Tax fees(c)	$55,828	100%	$75,504	100%
All other fees(d)	$1,620	100%	$1,620	100%

(a)	The Audit fees are part of an integrated Audit including cost related to Sarbanes Oxley Section 404 compliance. The amount of fees related to Sarbanes Oxley Section 404 compliance was $0 for 2008 and $313,000 for 2007.

(b)	Audit-related fees for 2007 primarily related to the recapitalization of the Company and the divestiture of a business segment. In 2008, Audit-related fees were for services performed in relation to the acquisition of the Company’s new equities business.

(c)	Tax fees are fees in respect of consultation on tax matters, tax advice relating to transactions and other tax planning and advice.

(d)	All other fees are fees for accounting and auditing research software.

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

(a) (2) The following financial statement schedule for the periods 2008, 2007 and 2006 are submitted herewith:

Schedule II-Valuation and Qualifying Accounts. The other financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Annual Report.

(a)(3) Exhibits included herein

Exhibit
Number		Description

3.1		Certificate of Amendment of the Certificate of Incorporation of Broadpoint Securities Group dated June 28, 2008, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).
3.2		Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
4.1		Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit No. 4 to Registration Statement No. 33-1353 and incorporated herein by reference thereto).
4.2		Registration Rights Agreement, dated as of September 21, 2007, by and among First Albany Companies Inc., MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).
4.3		Amendment No. 1 to Registration Rights Agreement dated as of March 4, 2008 by and among the Company, MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).
4.5		Registration Rights Agreement dated March 4, 2008 by and among the Company, Mast Credit Opportunities Master Fund Limited and each person or entity that subsequently becomes party to the agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).
10	.1†	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees effective January 1, 2005 (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 5, 2005 and incorporated herein by reference thereto).
10	.2†	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed March 24, 2005 and incorporated herein by reference thereto).
10	.3†	First Albany Companies Inc. Senior Management Bonus Plan effective January 1, 2003 (filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2003 and incorporated herein by reference thereto).

Exhibit
Number		Description

10	.4†	First Albany Companies Inc. 2001 Long Term Incentive Plan dated October 18, 2001 (filed as Exhibit 99.A to the Company’s Registration Statement on form S-8 filed July 31, 2002 (File No. 333-97467) and incorporated herein by reference thereto).
10	.5†	First Albany Companies Inc. 2003 Non-Employee Directors Stock Plan effective March 10, 2003 (filed as Exhibit 10 to the Company’s Registration Statement on Form S-8 filed June 2, 2003 (File No. 333-105772) to Form S-8) and incorporated herein by reference thereto).
10.6		First Albany Companies Inc. $10,000,000 8.5% Senior Notes, due 2010 Note Purchase Agreement, dated June 13, 2003 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 12, 2004 and incorporated herein by reference thereto).
10.7		Stock Purchase Agreement by and among certain Shareholders of Descap Securities, Inc. and First Albany Companies Inc. dated February 18, 2004 (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 and incorporated herein by reference thereto).
10.8		Stock Purchase Agreement by and among First Albany Companies Inc. and certain purchasers in a private placement, dated February 29, 2004 (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 and incorporated herein by reference thereto).
10	.9†	Form of Restricted Stock Agreement — Cliff Vesting — pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed November 09, 2004 and incorporated herein by reference thereto).
10	.10†	Form of Restricted Stock Agreement — 3 Year Vesting — pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed November 09, 2004 and incorporated herein by reference thereto).
10	.11†	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 1999 Long-Term Incentive Plan (filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006 and incorporated herein by reference thereto).
10.12		Sub-Lease Agreement, dated August 12, 2007 by and between Columbia 677, L.L.C. and First Albany Companies Inc. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 15, 2005 and incorporated herein by reference thereto).
10.13		Amendment to Sub-Lease Agreement dated October 11, 2004 by and between Columbia 677, L.L.C. and First Albany Companies Inc. (filed as Exhibit 10.25a to the Company’s Annual Report on Form 10-K filed March 15, 2005 and incorporated herein by reference thereto).
10.14		Third Amendment to Sub-lease Agreement dated September 29, 2006 by and between Columbia 677, L.L.C. and First Albany Companies Inc. (filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2006 and incorporated herein by reference thereto).
10	.15†	First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees effective January 1, 2005 (filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-8 filed January 10, 2005 (File No. 333-121928) and incorporated herein by reference thereto).
10	.16†	First Albany Companies Inc. Restricted Stock Inducement Plan for Descap Employees dated April 27, 2004 (filed as Exhibit 99.A to the Company’s Registration Statement on Form S-8 filed May 05, 2005 (File No. 333-124648) and incorporated herein by reference thereto).
10	.17†	Restricted Share Award Agreement dated June 30, 2006 between First Albany Companies Inc. and Peter McNierney (filed as an Exhibit 99.4 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto).
10	.18†	Employment Agreement dated as of June 30, 2006 between First Albany Companies Inc. and Alan P. Goldberg (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto).
10	.19†	Employment Agreement dated as of June 30, 2006 between First Albany Companies Inc. and Brian Coad (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto).

Exhibit
Number		Description

10	.20†	Restricted Share Award Agreement dated June 30, 2006 between First Albany Companies Inc. and Brian Coad (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto).
10	.21†	Form of Employee Retention Agreement (filed as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2006 and incorporated herein by reference thereto).
10	.22†	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 2003 Non-Employee Directors’ Stock Plan (filed as Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2006 and incorporated herein by reference thereto).
10.23		Asset Purchase Agreement dated as of March 6, 2007 among DEPFA BANK plc, First Albany Capital Inc., and First Albany Companies Inc. (filed as Exhibit 10.29 to the Company’s Current Report on Form 10-Q filed May 10, 2007 and incorporated herein by reference thereto).
10.24		Investment Agreement dated as of May 14, 2007 between First Albany Companies Inc. and MatlinPatterson FA Acquisition LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2007 and incorporated herein by reference thereto).
10	.25†	Non-Compete and Non-Solicit Agreement dated May 12, 2007 between First Albany Companies Inc. and C. Brian Coad (filed as exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).
10	.26†	Addendum dated May 13, 2007 to the Letter Agreement dated May 12, 2007 between First Albany Companies Inc. and C. Brian Coad (filed as exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).
10	.27†	Letter Agreement dated April 27, 2007 between MatlinPatterson Global Advisors LLC and an C. Brian Coad (filed as exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).
10	.28†	Employment Agreement dated as of May 15, 2007 by and between First Albany Companies Inc. and Peter McNierney (filed as exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).
10	.29†	First Albany Companies Inc. 2007 Incentive Compensation Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed September 21, 2007 and incorporated herein by reference thereto).
10.30		Co-Investor Joinder Agreement dated as of September 21, 2007 by and among First Albany Companies, MatlinPatterson FA Acquisition LLC and Robert M. Tirschwell (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).
10.31		Co-Investor Joinder Agreement dated as of September 21, 2007 by and among First Albany Companies, MatlinPatterson FA Acquisition LLC and Robert M. Fine (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).
10	.32†	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).
10	.33†	Employment Agreement dated as of September 21, 2007 by and between First Albany Companies Inc. and Lee Fensterstock. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).
10.34		License Agreement dated September 14, 2007 by and between DEPFA First Albany Securities LLC and First Albany Companies Inc. (filed as Appendix C to the Company’s Preliminary Proxy Statement on Schedule 14A filed on October 11, 2007 and incorporated herein by reference thereto).
10.35		Fifth Amendment to Sub-Lease Agreement dated November 2, 2007 by and between Columbia 677, L.L.C. and First Albany Companies Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2007 and incorporated herein by reference thereto).
10.36		Fully Disclosed Clearing Agreement dated as of January 11, 2008 between Broadpoint Capital, Inc. and Ridge Clearing & Outsourcing Solutions, Inc., (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).

Exhibit
Number		Description

10.37		Fully Disclosed Clearing Agreement dated as of January 11, 2008, between Broadpoint Securities, Inc. and Ridge Clearing & Outsourcing Solutions, Inc., (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
10.38		Asset Purchase Agreement, dated as of January 30, 2008 by and among the Company, Broadpoint Capital, Inc. and BNY Capital Markets, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2008 and incorporated herein by reference thereto).
10.39		Agreement, dated as of February 21, 2008 between Broadpoint Securities Group, Inc. and MatlinPatterson FA Acquisition LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2008 and incorporated herein by reference thereto).
10.40		Fully Disclosed Clearing Agreement dated February 26, 2008 by and between Broadpoint Capital, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2008 and incorporated herein by reference thereto).
10.41		Voting Agreement dated February 29, 2008 by and between the Company and MatlinPatterson FA Acquisition LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 3, 2008 and incorporated herein by reference thereto).
10.42		Stock Purchase Agreement dated March 4, 2008 among the Company, MAST Credit Opportunities I Master Fund Limited, MatlinPatterson FA Acquisition LLC and MAST Capital Management LLC and certain individual investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).
10	.43†	2007 Incentive Compensation Plan Restricted Stock Units Agreement dated as of March 4, 2008 between the Company and Lee Fensterstock (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).
10	.44†	Employment Agreement dated as of March 14, 2008 by and between Broadpoint Securities Group, Inc. and Robert Turner. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated herein by reference thereto).
10	.45†	Non-Compete and Non-Solicit Agreement dated as of March 14, 2008 by and between Broadpoint Securities Group, Inc. and Robert Turner. (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated herein by reference thereto).
10	.46†	Restricted Stock Unit Agreement between the Company and Robert Turner (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated herein by reference thereto).
10	.47†	Severance Agreement dated as of March 14, 2008 by and between Broadpoint Securities Group, Inc. and C. Brian Coad (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated therein by reference thereto).
10	.48†	Description of Non-Employee Director Compensation As Set By Board of Directors — Effective September 21, 2007, (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
10	.49†	Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies, Inc. and Patricia Arciero-Craig, (filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
10	.50†	Addendum to Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies, Inc. and Patricia Arciero-Craig, (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
10.51		Amendment to Fully Disclosed Clearing Agreement dated April 10, 2008 by and between Broadpoint Securities, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2008 and incorporated herein by reference thereto).
10.52		Termination Agreement dated April 10, 2008 by and between Broadpoint Capital, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 16, 2008 and incorporated herein by reference thereto).

Exhibit
Number		Description

10.53		Fully Disclosed Clearing Agreement dated April 21, 2008 by and between Broadpoint Securities, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2008 and incorporated herein by reference thereto).
10.54		Transition Agreement, dated April 30, 2008, by and among Broadpoint Securities Group, Inc., FA Technology Ventures Corporation, FA Technology Holding, LLC, George C. McNamee, Gregory A. Hulecki, Kenneth A. Mabbs, Giri C. Sekhar, John A. Cococcia and Claire Wadlington (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).
10.55		Placement Agent Agreement, dated April 30, 2008, by and between Broadpoint Capital, Inc. and FA Technology Holding, LLC. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).
10.56		Form of Consent, Assignment and Assumption Agreement, to be entered into by FA Technology Ventures Corporation, FA Technology Holding, LLC and FATV GP LLC. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference thereto).
10.57		Sixth Amendment to Sub-Lease Agreement amending a Sub-Lease Agreement dated August 12, 2003, as previously amended, by and between Broadpoint Securities Group, Inc. and Columbia 677, L.L.C. (“Landlord”), dated June 19, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference thereto).
10.58		Seventh Amendment of Lease amending the Agreement of Lease dated March 21,1996, as previously amended, by and between Broadpoint Securities Group, Inc. and One Penn Plaza LLC (“Landlord”), dated June 23, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference thereto).
10.59		Letter of Credit, by and between Broadpoint Securities Group, Inc. and One Penn Plaza LLC to be issued by The Bank of New York Mellon dated (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference thereto).
10.60		Preferred Stock Purchase Agreement with Mast Credit Opportunities I Master Fund Limited by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).
10.61		Common Stock Purchase Warrant, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).
10.62		Registration Rights Agreement, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).
10.63		Preemptive Rights Agreement, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).
10	.64†	Restricted Stock Unit Agreement dated June 30, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008 and incorporated herein by reference thereto).
10	.65†	Restricted Stock Unit Agreement dated June 30, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008 and incorporated herein by reference thereto).
10.66		Stock Purchase Agreement by and among Broadpoint Securities Group, Inc., American Technology Research Holdings, Inc., Richard J.Prati, Curtis L. Snyder, Richard Brown, Robert Sanderson and Bradley Gastwirth, dated as of September 2, 2008 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 5, 2008 and incorporated herein by reference thereto).

Exhibit
Number		Description

10.67		Office Lease, by and between Broadpoint Securities Group, Inc. and Kato International LLC dated October 31, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2008 and incorporated herein by reference thereto).
10.68		Letter of Credit, by and between Broadpoint Securities Group, Inc. and Kato International LLC to be issued by The Bank of New York Mellon dated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 6, 2008 and incorporated herein by reference thereto).
10.69		Sublease by and among Broadpoint Securities Group, Inc. and Jefferies & Company, Inc. dated November 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2008 and incorporated herein by reference thereto).
10.70		Letter of Credit, by and between Broadpoint Securities Group, Inc. and Post-Montgomery Associates to be issued by The Bank of New York Mellon dated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 24, 2008 and incorporated herein by reference thereto).
10.71		Consent to Sublease, Recognition Agreement, and Amendment to Lease Agreement, by and among Broadpoint Securities Group, Inc., Post-Montgomery Associates, and Jefferies &Company, Inc., dated November 18, (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K November 24, 2008 and incorporated herein by reference thereto).
10	.72†	Non-Compete and Non-Solicit Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher, (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).
10	.73†	Employment Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).
10.74		Agreement and Plan of Merger by and among Broadpoint Securities Group, Inc., Magnolia Advisory LLC, Gleacher Partners Inc., certain stockholders of Gleacher Partners Inc. and each of the holders of interests in Gleacher Holdings LLC, dated as of March 2, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).
10	.75†	Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock, filed herewith.
10	.76†	Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock, filed herewith.
10	.77†	Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney, filed herewith.
10	.78†	Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney, filed herewith.
10	.79†	Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney, filed herewith.
10	.80†	Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock, filed herewith.
10	.81†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock, filed herewith.
10	.82†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney, filed herewith.
10	.83†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Robert Turner, filed herewith.
10	.84†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Patricia Arciero-Craig, filed herewith.
11		Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8 and is omitted in accordance with Section(b)(11) of Item 601 of Regulation S-K).

Exhibit
Number	Description

14	Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
21	Subsidiaries of the Registrant (filed as Exhibit 21 to Form 10-K for the year ended December 31, 2008).
23	Consent of PriceWaterhouseCoopers LLP (filed as Exhibit 23 to Form 10-K for the year ended December 31, 2008).
24	Power of Attorney (included in signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADPOINT SECURITIES GROUP, INC.

By:	/s/ Lee Fensterstock
LEE FENSTERSTOCK
Chief Executive Officer

Date: April 30, 2009

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

Signature	Title	Date

/s/ Lee Fensterstock LEE FENSTERSTOCK	Chairman and Chief Executive Officer	April 30, 2009

/s/ Peter J. McNierney PETER J. McNIERNEY	President and Director	April 30, 2009

/s/ Robert I. Turner ROBERT I. TURNER	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	April 30, 2009

/s/ Mark Patterson MARK PATTERSON	Director	April 30, 2009

/s/ Christopher R. Pechock CHRISTOPHER R. PECHOCK	Director	April 30, 2009

/s/ Frank S. Plimpton FRANK S. PLIMPTON	Director	April 30, 2009

/s/ Victor Mandel VICTOR MANDEL	Director	April 30, 2009

Signature	Title	Date

/s/ Robert A. Gerard ROBERT A. GERARD	Director	April 30, 2009

/s/ Dale Kutnick DALE KUTNICK	Director	April 30, 2009

/s/ Robert Yingling ROBERT YINGLING	Director	April 30, 2009