Form 10-Q
period 2009-03-31
BROADPOINT SECURITIES GROUP, INC.
filed 2009-05-15
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009
- or -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 014140
BROADPOINT SECURITIES GROUP, I N C.
(Exact name of registrant as specified in its charter)

New York	22-2655804

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 East 49th Street, New York, New York	10017

(Address of principal executive offices)	(Zip Code)
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
81,279,784 shares of Common Stock were outstanding as of the close of business on May 5, 2009

BROADPOINT SECURITIES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

BROADPOINT SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Part I – Financial Information
Item 1.  Financial Statements

	Three Months Ended
	March 31
(In thousands of dollars except for per share
amounts and shares outstanding)	2009	2008

Revenues:
Principal transactions	$52,041	$13,938
Commissions	4,902	280
Investment banking	4,260	295
Investment banking revenue from related party	930	375
Investment (losses)/gains	(9)	75
Interest income	10,648	4,675
Fees and others	1,490	524

Total revenues	74,262	20,162
Interest expense	3,702	2,819

Net revenues	70,560	17,343

Expenses (excluding interest):
Compensation and benefits	52,407	17,304
Clearing, settlement and brokerage costs	812	387
Communications and data processing	2,287	1,660
Occupancy and depreciation	1,788	1,557
Selling	1,284	1,071
Restructuring	—	1,194
Other	2,646	2,645

Total expenses (excluding interest)	61,224	25,818

Income/(loss) before income taxes	9,336	(8,475)

Income tax expense	4,357	773

Income/(loss) from continuing operations	4,979	(9,248)
Income from discontinued operations, net of taxes (see “Discontinued Operations” note)	42	5

Net income/(loss)	$5,021	$(9,243)

Per share data:
Basic earnings:
Continuing operations	$0.07	$(0.15)
Discontinued operations	0.00	0.00

Net income/(loss) per share	$0.07	$(0.15)

Diluted earnings:
Continuing operations	$0.06	$(0.15)
Discontinued operations	0.00	0.00

Net income/(loss) per share	$0.06	$(0.15)

Weighted average common and common equivalent shares outstanding:
Basic	75,526,477	61,981,848
Dilutive	79,797,672	61,981,848

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands of dollars, except for per share amounts and
shares outstanding)	March 31	December 31
As of	2009	2008

Assets
Cash and cash equivalents	$5,872	$7,377
Cash and securities segregated for regulatory purposes	100	470
Receivables from:
Brokers, dealers and clearing agencies	9,637	3,465
Customers	350	—
Related party	1,089	232
Others	6,239	4,490
Securities owned, at fair value (includes assets pledged of $562,744 and $602,454 at March 31, 2009 and December 31, 2008, respectively)	610,730	618,822
Investments	15,379	15,398
Office equipment and leasehold improvements, net	1,764	1,691
Goodwill	24,184	23,283
Intangible assets	7,982	8,239
Other assets	11,746	10,804

Total Assets	$695,072	$694,271

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing agencies	$471,999	$511,827
Others	2,867	2,788
Securities sold, but not yet purchased, at fair value	47,207	15,228
Accounts payable	1,737	2,172
Accrued compensation	27,788	31,939
Accrued expenses	6,673	6,178
Income taxes payable	4,338	—
Mandatory redeemable preferred stock debt	24,245	24,187

Total Liabilities	586,854	594,319

Commitments and Contingencies
Subordinated debt	1,662	1,662

Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 1,500,000 shares; issued 1,000,000 (Mandatory Redeemable)
Common stock; $.01 par value; authorized 100,000,000 shares; issued 81,556,246 and 81,556,246 shares, respectively; and outstanding 80,740,909 and 79,829,492 shares, respectively	815	815
Additional paid-in capital	238,893	236,824
Deferred compensation	954	954
Accumulated deficit	(133,041)	(138,062)
Treasury stock, at cost (815,337 shares and 1,726,754 shares, respectively)	(1,065)	(2,241)

Total Stockholders’ Equity	106,556	98,290

Total Liabilities and Stockholders’ Equity	$695,072	$694,271

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
(In thousands of dollars)	2009	2008

Cash flows from operating activities:
Net income (loss)	$5,021	$(9,243)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	187	407
Amortization of debt issuance costs	42	—
Amortization of intangible assets	257	—
Amortization of discount of mandatory redeemable preferred stock	58	—
Unrealized investment (gains)	(2)	(9)
Realized losses (gains) on sale of investments	11	(74)
Amortization of stock-based compensation	2,718	1,475
Disposal of office equipment and leasehold improvements	15	—
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	370	450
Net receivables from customers	(350)	3,480
Net receivables from affiliate	—	(375)
Related party receivable	(857)	—
Securities owned, at fair value	8,092	(85,584)
Securities sold, but not yet purchased, at fair value	31,979	(65,292)
Employee Investment Funds, net of Company’s ownership interest	9	8
Other assets	(985)	(4,624)
Net payable to brokers, dealers and clearing agencies	(46,000)	118,588
Net receivables from others	(1,642)	1,567
Accounts payable and accrued expenses	(4,206)	(2,407)
Income taxes payable, net	4,338	—
Net increase in drafts payable	116	194

Net cash used in operating activities	(829)	(41,439)

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(266)	(73)
Payment for purchase of Debt Capital Markets Group	—	(901)
Payment to sellers of American Technology Holdings, Inc.	(410)	—
Proceeds from sale of investments	—	75

Net cash used in investing activities	(676)	(899)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	19,685
Payment of expenses for issuance of common stock	—	(200)

Net cash provided by financing activities	—	19,485

Decrease in cash	(1,505)	(22,853)
Cash at beginning of the period	7,377	31,747

Cash and cash equivalents at the end of the period	$5,872	$8,894

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary for a fair statement of results for such periods. The results for any interim period are not necessarily indicative of those for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008.
Reclassification
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Certain 2008 amounts on the Condensed Consolidated Statements of Financial Condition have been reclassified to conform to account for sale agreements entered into on to-be-announced (“TBA”) mortgage-backed securities. These TBA’s were previously accounted for as short securities sales and are now recorded as derivative transactions. This revision reduces securities owned by $5 million, securities sold, not yet purchased, at fair value by $65 million, increases Payables to brokers, dealers and clearing agencies by $60 million. There is no impact to the consolidated statement of operations. The Company does not believe this revision is material to any of the previously issued financial statements, based on the Company’s assessment performed in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99.
Recent Accounting Developments
In March 2008, the FASB issued FASB 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB 161”). FASB 161 amends and expands the disclosure requirements of FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. FASB 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB 161 did not have a material impact on the Company’s condensed consolidated statement of financial condition and results of operations.
In April of 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date for FSP 142-3 is for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not impact the Condensed Financial Statements.
In June 2008, FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-06-1). EITF 03-06-1 applies to the calculation of earnings per share under FASB No. 128 “Earnings Per Share” for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The effective date for EITF 03-6-1 is for fiscal years beginning after December 15, 2008. EITF 03- 6-1 was not applicable to the Company for the period ended March 31, 2009.
In December 2007, the FASB issued FASB 141 (revised 2007), Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, the Company will apply the provisions of FASB 141R to business combinations occurring after January 1, 2009. The adoption of FASB 141R did not have a material effect on the Condensed Consolidated Financial Statements.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). FASB 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods. The adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 require public entities to provide additional disclosures about transfers of financial assets and require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 were adopted for our year end consolidated financial statements as of December 31, 2008 and did not affect the Company’s financial condition, results of operations or cash flows as they require only additional disclosures.
On October 10, 2008, the FASB issued FAP No 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Active” (FSP 157-3). FSP 157-3 clarifies how SFAS 157, Fair Value Measurements, (SFAS 157) should be applied when valuing securities in markets that are not active. The adoption of FSP 157-3, effective September 30, 2008, did not have a material impact on the Company’s condensed statement of financial condition and results of operations.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Under the FSP, only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Currently, the entire other-than-temporary impairment is recognized in current period earnings. The FSP is effective for periods ending after June 15, 2009. The company is currently assessing the impact of FSP No FAS 115-2 and FAS 124-2 on the Company’s condensed statement of financial condition and results of operations.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires that the fair value disclosures prescribed by FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” be included in financial statements prepared for interim periods. The FSP is effective for periods ending after June 15, 2009. The firm will adopt the FSP in the second quarter of 2009. Since the FSP involves only additional disclosures regarding the fair value of financial instruments, adoption of the FSP will not affect the Company’s condensed financial condition, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly. Specifically, the FSP lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The FSP is effective for periods ending after June 15, 2009; therefore the Company is currently assessing the impact of these FSPs on its consolidated financial statements.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Resale and Repurchase Agreements
Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest.  It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements.  Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.  The Company had no outstanding resale or repurchase agreements as of March 31, 2009 and March 31, 2008.
2. Earnings Per Common Share
The Company calculates its basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per share are computed based upon weighted-average shares outstanding. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, and unexercised options. The weighted-average shares outstanding as calculated are as follows:

	Three Months Ended
	March 31
	2009	2008

Weighted average shares for basic earnings per share	75,526,477	61,981,848
Effect of dilutive common equivalent shares	4,271,195	—

Weighted average shares and dilutive common stock equivalents for dilutive earnings per share	79,797,672	61,981,848

For the three months ended March 31, 2009 and 2008, the Company excluded approximately 0.0 million and 5.2 million restricted stock units, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. For the three months ended March 31, 2009 and 2008, the Company excluded approximately 0.0 million and 1.5 million of options, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. For the three months ended March 31, 2009 and 2008, the Company excluded approximately 0.0 million and 0.1 million of restricted stock awards, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. In addition, at March 31, 2009 and 2008, approximately 6.6 million and 0.1 million shares of restricted stock awards (see “Benefit Plans” note), which are included in shares outstanding and are excluded from weighted average shares used in the basic earnings per share computation because they were not vested as of March 31, 2009 and March 31, 2008, respectively.
3. Receivables from and Payables to Brokers, Dealers and Clearing Agencies
Amounts receivable from and payable to brokers, dealers and clearing agencies consist of the following:

	March 31	December 31
(In thousands of dollars)	2009	2008

Commissions receivable	$1,650	$535
Good faith deposits	785	1,121
Receivable from clearing organizations	7,202	1,809

Total receivables	$9,637	$3,465

Payable to clearing organizations	471,999	511,827

Total payables	$471,999	$511,827

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Proprietary securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables or payables to brokers, dealers and clearing agencies on the unaudited condensed consolidated statements of financial condition.
The customers of the Company’s subsidiaries’ agency and principal securities transactions are cleared through third party clearing agreements on a fully disclosed basis. Under these agreements, the clearing agents settle these transactions on a fully disclosed basis, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.
4. Receivables from and Payables to Customers
At March 31, 2009, receivables from customers represent interest payments due from institutional clients relating to factor changes on mortgage backed securities these clients purchased in the month of March. There were no payables to customers at March 31, 2009. At December 31, 2008 there were no receivables from or payables to customers.
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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Level 1: Quoted prices in active markets that the Company has the ability to access at the reporting date, for identical assets or liabilities. Prices are not adjusted for the effects, if any, of the Company holding a large block relative to the overall trading volume (referred to as a “blockage factor”)
Level 2: Directly or indirectly observable prices in active markets for similar assets or liabilities; quoted prices for identical or similar items in markets that are not active; inputs other than quoted prices (e.g., interest rates, yield curves, credit risks, volatilities); or “market corroborated inputs”.
Level 3: Unobservable inputs that reflect management’s own assumptions about the assumptions market participants would make.
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP FAS 157-3”). FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission on September 30, 2008, which provides general clarification guidance on determining fair value under FASB 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS 157-3 is effective October 10, 2008. The adoption of FSP FAS 157-3 did not have a material affect on the Company’s Condensed Consolidated Financial Statements.
Fair Valuation Methodology
Cash Instruments – These financial assets represent cash in banks or cash invested in liquid money market funds. These investments are valued at par, which represent fair value, and are reported as Level 1.
Securities Owned/Securities Sold But Not Yet Purchased – These financial assets represent investments in fixed income and equity securities.
Fixed income securities which are traded in active markets include on the run treasuries, investment grade debt, asset and mortgage backed securities including TBA’s, and corporate debt.  The treasuries and TBA’s are generally traded in active, quoted and highly liquid markets.  These assets are generally classified as Level 1.  TBA’s which are not issued within the next earliest date for issuance are treated as derivatives and are generally classified as Level 1. As there is no quoted market for investment grade debt, asset and mortgage backed securities, and corporate debt, the Company utilizes observable market factors in determining fair value.  These financial instruments are reported as Level 2.  In certain circumstances, the Company may utilize unobservable inputs that reflect management’s own assumptions about the assumptions market participants would make.  These financial assets are reported as Level 3.
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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Derivatives – In connection with mortgage-back securities trading, the Company economically hedges its exposure through the use of TBA’s which are not issued within the next earliest date for issuance. These derivatives are traded in an active quoted market and therefore generally classified as Level 1. (See “Derivative Financial Instruments,” Note 17 for further information regarding Derivatives).
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
The following table summarizes the categorization of the financial instruments within the fair value hierarchy at March 31, 2009:

(In thousands of dollars)	Assets at Fair Value
	Level 1	Level 2	Level 3	Total

Cash Instruments (1)	$5,972	$—	$—	$5,972
Securities Owned (2)	11,890	582,764	15,973	610,627
Derivatives (2)	103	—	—	103
Investments	—	—	15,379	15,379

Total Financial Assets At Fair Value	$17,965	$582,764	$31,352	$632,081

(In thousands of dollars)	Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total

Securities Sold But Not Yet Purchased (2)	$45,844	$861	$1	$46,706

Derivatives (2)	501	—	—	501

Total Financial Liabilities At Fair Value	$46,345	$861	$1	$47,207

(1)	Cash instruments include Cash and cash equivalents of $5.9 million and Cash segregated for regulatory purposes of $0.1 million in the Condensed Consolidated Statements of Financial Condition.

(2)	Unrealized gains/(losses) relating to Derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Condensed Consolidated Statements of Financial Condition.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the categorization of the financial instruments within the fair value hierarchy at December 31, 2008:

(In thousands of dollars)	Assets at Fair Value
	Level 1	Level 2	Level 3	Total

Cash Instruments (1)	$7,847	$—	$—	$7,847
Securities Owned (2)	13,070	581,360	24,381	618,811
Derivatives (2)	11	—	—	11
Investments	—	—	15,398	15,398

Total Financial Assets At Fair Value	$20,928	$581,360	$39,779	$642,067

(In thousands of dollars)	Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total

Securities Sold But Not Yet Purchased (2)	$14,476	$—	$1	$14,477

Derivatives (2)	751	—	—	751

Total Financial Liabilities At Fair Value	$15,227	$—	$1	$15,228

(1)	Cash instruments include Cash and cash equivalents of $7.4 million and Cash segregated for regulatory purposes of $0.5 million in the Consolidated Statements of Financial Condition.

(2)	Unrealized gains/(losses) relating to Derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Condensed Consolidated Statements of Financial Condition.
The following tables summarize the changes in the Company’s Level 3 financial instruments for the three month period ended March 31, 2009:

	Securities
(In thousands of dollars)	owned	Investments	Total

Balance, December 31, 2008	$24,381	$15,398	$39,779
Realized gains/(losses) (1)	(1,070)	(12)	(1,082)
Unrealized gains/(losses) (1)	(1,597)	2	(1,595)
Purchases, sales and settlements	(699)	(9)	(708)
Transfers in and/or out of Level 3 (2)	(5,042)	—	(5,042)

Balance, March 31, 2009	$15,973	$15,379	$31,352

Unrealized gains (losses) on Level 3 assets still held at the reporting date (1)	$(3,375)	$600	$(2,775)

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the Condensed Consolidated Statements of Operations.

(2)	The Company reviews which level financial instruments are classified in on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur between levels. The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the quarter of the change. During the three month period ended March 31, 2009 there was a net transfer out of approximately $5.0 million from Level 3. These transfers were primarily investment grade performing mortgage and asset backed securities

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the changes in the Company’s Level 3 financial instruments for the three month period ended March 31, 2008:

	Securities
(In thousands of dollars)	owned	Investments	Total

Balance, December 31, 2007	$66,672	$16,913	$83,585
Realized gains/(losses) (1)	(95)	—	(95)
Unrealized gains/(losses) (1)	(900)	(61)	(961)
Purchases, sales and settlements	46,930	8	46,938
Transfers in and/or out of Level 3 (2)	7,039	—	7,039

Balance, March 31, 2008	$119,646	$16,860	$136,506

Unrealized gains (losses) on Level 3 assets still held at the reporting date (1)	$(900)	$(61)	$(961)

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the Condensed Consolidated Statements of Operations.

(2)	The Company reviews which level financial instruments are classified in on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur between levels. The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the quarter of the change. During the three month period ended March 31, 2008 there was a net transfer in of approximately $7.0 million from Level 3. These transfers were primarily investment grade performing mortgage and asset backed securities
6. Securities Owned and Sold, but Not Yet Purchased
Securities owned and sold, but not yet purchased consisted of the following at:

	March 31, 2009		December 31, 2008
		Sold, but		Sold, but
		not yet		not yet
(In thousands of dollars)	Owned	Purchased	Owned	Purchased

Marketable Securities
U.S. Government and federal agency obligations	$568,025	$46,705	$546,436	$14,476
State and municipal bonds	6	—	5	—
Corporate obligations	42,193	—	71,581	—
Corporate stocks	353	1	739	1
Derivatives	103	501	11	751
Not Readily Marketable Securities
Investment securities with no publicly quoted market	50	—	50	—

Total	$610,730	$47,207	$618,822	$15,228

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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Intangible Assets and Goodwill
Intangible Assets

	March 31	December 31
(In thousands of dollars)	2009	2008

Intangible Assets (amortizable):
Broadpoint Securities, Inc. – Acquisition
Gross carrying amount	$641	$641
Accumulated amortization	(263)	(249)

Net carrying amount	378	392

Broadpoint Debt Capital Markets – Customer Relationship
Gross carrying amount	795	795
Accumulated amortization	(173)	(134)

Net carrying amount	622	661

American Technology Research – Customer Relationship
Gross carrying amount	6,960	6,960
Accumulated amortization	(303)	(151)

Net carrying amount	6,657	6,809

American Technology Research – Covenant not to Compete
Gross carrying amount	330	330
Accumulated amortization	(55)	(28)

Net carrying amount	275	302

American Technology Research – Trademarks
Gross carrying amount	100	100
Accumulated amortization	(50)	(25)

Net carrying amount	50	75

Total Intangible Assets	$7,982	$8,239

Customer related intangible assets are being amortized from 5 to 12 years. Covenant not to compete assets are being amortized over 3 years and trademark assets are being amortized over 1 year. Future amortization expense is estimated as follows:

(In thousands of dollars)

2009 (remaining)	$745
2010	927
2011	900
2012	817
2013	685
2014	659
Thereafter	3,249

Total	$7,982

Goodwill

	March 31	December 31
(In thousands of dollars)	2009	2008

Goodwill:
Broadpoint Securities, Inc. – Acquisition	$17,364	$17,364
American Technology Research – Acquisition	6,820	5,919

Total Goodwill	$24,184	$23,283

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Investments
The Company’s investment portfolio includes interests in privately held companies. Information regarding these investments has been aggregated and is presented below.

	March 31	December 31
(In thousands of dollars)	2009	2008

Carrying Value
Private	$14,311	$14,321
Consolidation of Employee Investment Funds, net of Company’s ownership interest	1,068	1,077

Total carrying value	$15,379	$15,398

Investment (losses)/gains were comprised of the following:

	Three Months Ended
	March 31,
(In thousands of dollars)	2009	2008

Private (net realized and unrealized (losses)/gains)	(9)	75

Investments in privately held companies include an investment of $14.3 million in FA Technology Ventures L.P. (the “Partnership. The Company is also committed to invest an additional $1.3 million to the Partnership. The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital. At March 31, 2009 and March 31, 2008, total Partnership capital for all investors in the Partnership equaled $55.1 million and $58.9 million, respectively. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these financial statements, but has only recorded the fair value of its investment. FA Technology Ventures Corporation (“FATV”), a wholly-owned subsidiary, is the investment advisor to the Partnership. Revenues derived from the management of this investment and the Employee Investment Funds (as defined below) for the three-month period ended March 31, 2009 and 2008 were $0.2 million and $0.2 million in consolidation, respectively. (See “Commitments and Contingencies,” Note 10 for further information regarding FATV).
The Company has consolidated its Employee Investment Funds (EIF). The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company’s carrying value of the EIF at March 31, 2009 and December 31, 2008 is $0.1 million and $0.1 million, respectively, excluding the effects of consolidation. The Company has outstanding loans of $0.3 million from the EIF and is also committed to loan an additional $0.2 million to the EIF. The effect of consolidation at March 31, 2009 was to increase Investments by $1.1 million, decrease Receivable from Others by $0.3 million and increase payable to others by $0.8 million. The amounts in payable to others relates to the value of the EIF owned by employees. (See “Commitments and Contingencies,” Note 10 for further information regarding EIF).

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Receivables from and Payables to Others
Amounts receivable from and payable to others consist of the following:

	March 31	December 31
(In thousands of dollars)	2009	2008

Interest	$3,797	$3,025
Investment advisory fees	1,499	840
Management fees	299	27
Sublease rental income	91	104
Loans and advances from employees	59	115
Others	494	379

Total receivables from others	$6,239	$4,490

Draft payable	443	327
Net Payable to Employees for the Employee Investment Funds (see “Investments” footnote)	788	797
Payable to former Shareholders of American Technology Holdings, Inc.	546	546
Payable to sellers of American Technology Holdings, Inc.	791	819
Others	299	299

Total payables to others	$2,867	$2,788

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
10. Commitments and Contingencies
Commitments:
FA Technology Ventures
As of March 31, 2009, the Company had a commitment to invest up to an additional $1.3 million in the Partnership. The investment period expired in July 2006, however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.
The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner are George McNamee, a former Director of the Company, Broadpoint Enterprise Funding, Inc., a wholly-owned subsidiary of the Company, and certain other employees of FATV. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company.
As of March 31, 2009, the Company had an additional commitment to invest up to $0.2 million in EIF. The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that this will be funded by the Company through operating cash flow.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On April 30, 2008, the Company entered into a Transition Agreement (the “Transition Agreement”) with FATV, FA Technology Holding, LLC and certain other employees of FATV, to effect a restructuring of the investment management arrangements relating to the Partnership and the formation of FA Technology Ventures III, L.P., a new venture capital fund (“Fund III”). Pursuant to the Transition Agreement, among other things, the Company was to make a capital commitment of $10 million to Fund III and FATV was to cease advising the Partnership.  The Transition Agreement provided that if the initial closing of Fund III did not occur on or before March 31, 2009, the Transition Agreement would automatically terminate. The initial closing of Fund III did not occur on or before March 31, 2009, and the Transition Agreement terminated in accordance with its terms.
Mandatory Redeemable Preferred Stock
On June 27, 2008 the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”) for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Preferred Stock, and (ii) warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. Cash dividends of 10 percent per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012 (see “Mandatory Redeemable Preferred Stock,” Note 14).
Contingent Consideration: On October, 2008, the Company acquired 100 percent of the outstanding common shares of American Technology Research Holdings, Inc. (“Broadpoint AmTech”). The purchase price consisted of (1) $10 million in cash (2) 2,676,437 shares of common stock of the Company subject to transfer restrictions that lapse ratably over the three years following the closing and (3) 323,563 shares of restricted stock to be issued pursuant to the Company’s 2007 Incentive Compensation Plan (the “Purchase Price Plan Shares”). The stock purchase agreement provides that, in the event that Purchase Price Plan Shares are forfeited pursuant to the 2007 Incentive Compensation Plan, shares will be reissued as Company common stock to certain other sellers subject to transfer restrictions as above and not as shares under the 2007 Incentive Compensation Plan. In addition, the stock purchase agreement provides that the sellers have the right to receive earnout payments consisting of approximately 100 percent of the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in profits, and 50 percent of profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, which will be subject to transfer restrictions that will lapse ratably over the three years following issuance, or 50 percent in restricted stock from the 2007 Incentive Compensation Plan (“the Incentive Plan”), subject to vesting based on continued employment with Broadpoint AmTech. Based on the profits earned by Broadpoint AmTech in the first quarter of fiscal year 2009, $0.9 million of contingent consideration has been accrued at March 31, 2009, $0.8 million of which has been recorded as additional purchase price (goodwill).
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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future minimum annual lease payments, and sublease rental income, are as follows:

	Future
	Minimum	Sublease
	Lease	Rental	Net Lease
(In thousands of dollars)	Payments	Income	Payments

2009 (remaining)	5,148	1,095	4,053
2010	6,821	1,696	5,125
2011	6,536	1,513	5,023
2012	6,494	1,477	5,017
2013	6,382	1,419	4,963
Thereafter	30,830	1,177	29,653

Total	$62,211	$8,377	$53,834

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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
matter to which it is are a party or otherwise involved will have a material adverse effect on its financial position, results of operations and cash flows although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company’s operating results in that period.
Other
The Company utilizes various economic hedging strategies to actively manage its market, credit and liquidity exposures. The Company also may purchase and sell securities on a when-issued basis. At March 31, 2009, the Company had no outstanding underwriting commitments, had not purchased or sold any securities on a when-issued basis, and had entered into sale agreements on TBA’s in the amount of $101.1 million and purchase agreements in the amount of $19.8 million.
11. Mandatory Redeemable Preferred Stock
On June 27, 2008 the Company entered into the Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Preferred Stock, and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $3.00 per share (the “Warrant”), for an aggregate cash purchase price of $25 million. The Series B Preferred Stock is recorded as a liability per SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The warrant has been recorded as an equity instrument and initially valued using a Black-Scholes option pricing model.
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
Concurrently with the execution of the Preferred Stock Purchase Agreement, the Company and Mast entered into a Preemptive Rights Agreement (the “Preemptive Rights Agreement”). The Preemptive Rights Agreement provides that in the event that the Company proposes to offer or sell any equity securities of the Company below

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the current market price, the Company shall first offer such securities to Mast to purchase; provided, however, that in the case of equity securities being offered to MatlinPatterson FA Acquisition LLC (including its affiliated entities, other than the Company, “MatlinPatterson”), Mast shall only have the right to purchase its pro rata share of such securities (based upon common stock ownership on a fully diluted basis). If Mast exercises such right to purchase the offered securities, Mast must purchase all (but not a portion) of such securities for the price, terms and conditions so proposed. The preemptive rights do not extend to (i) common stock issued to employees or directors pursuant to a plan or agreement approved by the Board of Directors, (ii) issuance of securities pursuant to a conversion of convertible securities, (iii) stock splits or stock dividends or (iv) issuance of securities in connection with a bona fide business acquisition of or by the Company, whether by merger, consolidation, sale of assets, sale or exchange of stock or otherwise.
12. Subordinated Debt
A select group of management and highly compensated employees are eligible to participate in the Broadpoint Securities Group, Inc. Deferred Compensation Plan for Key Employees (the “Plan”). The employees enter into subordinated loans with Broadpoint Capital to provide for the deferral of compensation and employer allocations under the Plan. The New York Stock Exchange has approved Broadpoint Capital’s subordinated debt agreements related to the Plan. Pursuant to these approvals, these amounts are allowable in Broadpoint Capital’s computation of net capital. The accounts of the participants of the Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Plan. Principal debt repayment requirements, which occur on about April 15th of each year, as of March 31, 2009, are as follows:

(In thousands of dollars)

2009 (remaining)	$465
2010	287
2011	108
2012	207
2013	185
2014 to 2016	410

Total	$1,662

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

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company’s effective tax rate differs from the statutory rate primarily due the Company’s valuation allowance, the impact of Internal Revenue Code §382, state and local income taxes and non-deductible expenses such as Mandatory Redeemable Preferred Stock dividends and a portion of meals and entertainment.
The Company has recorded a full valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at March 31, 2009 and December 31, 2008. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit of the deferred tax assets will not be realized. In the event actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.
As a result of the closing of the MatlinPatterson investment transaction on September 21, 2007 the Company underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (“IRC Section 382”). In general, IRC Section 382 places an annual limitation on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. The Company has determined that the annual limitation on the use of its net operating loss carryforwards is approximately $1.1 million per year. The Company is engaged in a study to finalize this estimate, and any difference is not expected to have a material impact on the financial statements.
The Company reported a tax expense of approximately $4.4 million and $0.8 million for the quarters ended March 31, 2009 and March 31, 2008 respectively. Included in the first quarter 2009 tax provision are approximately $.02 million in the gross amount of unrecognized tax benefits related to the current year that, if recognized in the future, would affect the effective tax rate.
As of March 31, 2009 and December 31, 2008, the Company had accrued approximately $0.02 million and $0.2 million, respectively, of interest and penalties included as a component of the unrecognized tax benefit.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. As of March 31, 2009 and December 31, 2008, with few exceptions, the Company and its subsidiaries were no longer subject to U.S. federal tax or state and local income tax examinations for years before 2004. The Company presently has an ongoing audit with the State of New York.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Benefit Plans
The Company has established several stock incentive plans through which employees of the Company may be awarded stock options, restricted stock/restricted stock units, which expire at various times through April 25, 2017. The following is a recap of all plans as of March 31, 2009:

Shares authorized for issuance	30,860,227

Share awards used:
Stock options granted and outstanding	7,472,122
Restricted stock awards granted and unvested	6,608,088
Restricted stock units granted and unvested	6,091,090
Restricted stock units granted and vested	2,511,686
Restricted stock units committed not yet granted	750,000

Total share awards used	23,432,986

Shares available for future awards	7,427,241

For the three-month periods ended March 31, 2009 and March 31, 2008, total compensation expense for share based payment arrangements was $2.7 million and $1.5 million respectively. There was no related tax benefit for the three-month periods ended March 31, 2009 and March 31, 2008, respectively. At March 31, 2009, the total compensation expense related to non-vested awards, which are expected to vest, not yet recognized is $25.0 million, which is expected to be recognized over the remaining weighted average vesting period of 2.9 years. At March 31, 2008, the total compensation expense related to non-vested awards not yet recognized was $21.0 million.
The Incentive Plan allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, performance awards, or other stock based awards. The Incentive Plan imposes a limit on the number of shares of our common stock that may be subject to awards. On February 6, 2008, the Company’s Board of Directors authorized, and on June 5, 2008, the Company’s shareholders approved, an additional 10.675 million shares for issuance pursuant to the Plan. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards, under the plan and under the pre-existing plans, plus the number of shares subject to the award being granted do not exceed the sum of (A) 25 percent of the number of shares of common stock issued and outstanding immediately prior to the grant plus (B) 10.675 million shares.
The restricted stock units committed but not yet granted are based on employment agreements for the Chairman and Chief Executive Officer and the President and Chief Operating Officer. The employment agreements include a set vesting schedule and performance targets as determined by the Board of Directors in consultation with such officer.
Options: Options granted under the plans established by the Company have been granted at not less than fair market value, vest over a maximum of five years, and expire six to ten years after grant date. Unvested options are typically forfeited upon termination. Option transactions for the three month period ended March 31, 2009, under the plans were as follows:

		Weighted
	Shares Subject	Average Exercise
	to Option	Price

Balance at December 31, 2008	7,390,996	$2.51
Options granted	155,000	3.97
Options exercised	—	—
Options terminated	(73,874)	8.90

Balance at March 31, 2009	7,472,122	$2.63

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2009, the stock options that were exercisable, 2,655,456, had a remaining average contractual term of 2.68 years and had an intrinsic value of $3,630,334.
The following table summarizes information about stock options outstanding under the plans at March 31, 2009:

	Outstanding			Exercisable
Exercise			Average		Average
Price		Average Life	Exercise		Exercise
Range	Shares	(years)	Price	Shares	Price

$1.43-$2.31	3,850,000	2.99	$1.72	2,533,334	$1.87
$3.00-$4.00	3,500,000	5.72	3.50	—	—
$4.61-$5.80	98,359	3.45	5.59	98,359	5.59
$6.00-$7.17	12,666	4.26	6.47	12,666	6.47
$8.23-$14.98	11,097	2.94	9.80	11,097	9.80

	7,472,122	4.28	$2.63	2,655,456	$2.06

The Black-Scholes option pricing model is used to determine the fair value of options granted. For the three month period ended March 31, 2009, significant assumptions used to estimate the fair value of share based compensation awards include the following:

	March 31, 2009	December 31, 2008

Expected term-option	6.00	6.00
Expected volatility	54%	54%
Expected dividends	—	—
Risk-free interest rate	2.8%	2.1%

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
Restricted stock awards/Restricted stock units for the period ended March 31, 2009, under the plans were as follows:

		Weighted		Weighted
		Average		Average
		Grant-		Grant Date
	Unvested	Date	Unvested	Fair Value
	Restricted Stock	Restricted	Restricted	Restricted
	Awards	Stock	Stock Units	Stock Unit

Balance at December 31, 2008	7,337,546	$1.90	6,303,214	1.83
Granted	511,158	2.63	1,002,062	2.59
Vested	(1,240,616)	1.75	(629,186)	1.70
Forfeited	—	—	(585,000)	2.45

Balance at March 31, 2009	6,608,088	$1.98	6,091,090	$1.91

The total fair value of awards vested, based on the fair market value of the stock on the vest date, during the three month periods ending March 31, 2009 and 2008 was $4.2 and $0.0 million, respectively.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16. Net Capital Requirements
Broadpoint Capital is subject to the net capital requirements of Rule 15c3-1 of the Securities and Exchange Act of 1934 as amended (the “Net Capital Rule”), which requires the maintenance of a minimum net capital. Broadpoint Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater. As of March 31, 2009, Broadpoint Capital had net capital, as defined, of $25.4 million and $25.1 million in excess of the $0.25 million required minimum net capital.
Broadpoint AmTech is also subject to the Net Capital Rule which requires the maintenance of minimum net capital of $0.10 million or 6 2/3 percent of aggregate indebtedness, whichever is greater. Aggregate indebtedness to net capital shall not exceed 15:1. At March 31, 2009, Broadpoint AmTech had net capital, as defined, of $1.8 million, which was $1.6 million in excess of its required minimum net capital of $0.2 million. Broadpoint AmTech ratio of aggregate indebtedness to net capital was 1.55:1.
17. Derivative Financial Instruments
Market Risk
Derivative financial instruments involve varying degrees of off-balance-sheet market risk, whereby changes in the level or volatility of interest rates, or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of the amounts currently reflected in the Condensed Consolidated Statements of Financial Condition as Securities owned and Securities sold but not yet purchased at fair value, with realized and unrealized gains and losses recognized in principal transactions in the Condensed Consolidated Statements of Operations on a trade date basis.
Derivatives entered into by the Company include sale agreements on TBA’s. The Company enters into derivatives to facilitate proprietary trading and to manage its risk exposures arising from trading assets and liabilities. The settlement of these transactions is not expected to have a material effect upon the Company’s Condensed Consolidated Financial Statements.
Derivative Financial Instruments
SFAS No 161, Disclosures about Derivative Instruments and Hedging Activities, requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition and distinguishes derivative instruments designated as fair value hedge, cash flow hedge and hedges of a foreign currency exposure of a net investment in a foreign operation.
Derivative financial instruments involve degrees of off-balance sheet market risk, whereby changes in the level or volatility of interest rates, or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of the amounts currently reflected in the condensed consolidated statements of financial conditions as Securities owned and Securities sold but not yet purchased at fair value, with realized and unrealized gains and losses recognized in principal transactions in the condensed consolidated statement of operations on a trade date basis.
The Company utilizes various economic hedging strategies to actively manage its market, credit and liquidity exposures. The Company also may purchase and sell securities on a when-issued basis. At March 31, 2009, the Company had no outstanding underwriting commitments and had not purchased or sold any securities on a when-issued basis. At March 31, 2009, the Company had purchase agreements on TBA’s in the amount of $19.8 million with $0.1 million of unrealized gains recorded in Securities owned on the condensed consolidated balance sheets and sales agreements on TBA’s of $101.1 million with $0.5 million of unrealized losses recorded as Securities sold but not yet purchased at fair value and $0.3 million of unrealized gains recorded in Securities owned on the condensed consolidated balance sheet. The gains and losses on the designated hedge derivatives as well as the offsetting gains and losses on the hedged item attributable to the hedged risk are recognized in current earnings in principal transactions in the Condensed Consolidated Statement of Operations. The Company recorded $0.1 million of realized gains related to the TBA’s for the period ended March 31, 2009.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
18. Segment Analysis
In an effort to reflect the Company’s segments in a manner more consistent with the way in which they are managed, the Company reports five business segments rather than the previously reported three business segments. Beginning in the third quarter of 2008, the Equities segment was reported as two segments, Equities and Investment Banking and the Fixed Income segment is now reported as two segments, Broadpoint Descap and Debt Capital Markets. Prior period disclosures have been adjusted to conform to this presentation.
The Equities segment provides sales, trading and research in equity securities primarily through one of the Company’s broker-dealer subsidiaries, Broadpoint AmTech, generating revenues through cash commissions on customer trades, hard dollar fees for research based services and cash commissions on corporate repurchase activities. The Broadpoint DESCAP segment provides sales and trading in mortgage and asset-backed securities and generates revenues primarily through principal transactions and other trading activities associated with these securities. The Debt Capital Markets segment provides sales and trading in a broad range of debt securities and generates revenues primarily through the execution of riskless principal transactions on the sales of these securities. In addition, Debt Capital Markets generates investment banking fees primarily from acting as a placement agent. The Investment Banking segment provides capital raising and advisory services to corporations and institutional investors. The Other segment generates revenue from unrealized gains and losses as a result of changes in the value of the firm’s investments and realized gains and losses as a result of sales of equity holdings, through the management and investment of venture capital funds, and net interest income derived thru inter-company financing of the activities of the other business segments. The Other segment also includes the costs related to corporate overhead and support including various fees associated with legal and settlement expenses. For the three months ended March 31, 2008, this segment includes restructuring expenses related to the Company’s plan announced on October 17, 2007 whereby the Company determined that it would outsource certain administrative functions, consolidate certain of such administrative functions in its New York City location, and reduce staff in order to properly size its business consistent with its then current level of activity. The Company completed its restructuring plan to properly size its infrastructure in the third quarter of 2008.
Sales and Trading net revenues consist of revenues derived from commissions, principal transactions, net interest, and other fee related revenues. Certain expenses not directly associated with specific reportable business segments were not allocated to each reportable business segment’s net profits, these expenses are reflected in the Other segment.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information concerning operations in these segments is as follows:

	Three Months Ended
	March 31,
(In thousands of dollars)	2009	2008

Net revenue (including net interest income)
Equities
Sales and Trading	$6,107	$1,816
Investment Banking	0	8

Total Equities	6,107	1,824

Broadpoint Descap
Sales and Trading	27,491	10,738
Investment Banking	380	36

Total Broadpoint Descap	27,871	10,774

Debt Capital Markets
Sales and Trading	30,829	3,700
Investment Banking	1,870	160

Total Debt Capital Markets	32,699	3,860

Investment Banking	2,940	466

Other	943	419

Total Net Revenue	$70,560	$17,343

Profit (Loss) before income taxes and discontinued operations
Equities	$318	$(2,584)
Descap	12,990	4,592
Debt Capital Markets	4,164	326
Investment Banking	(24)	(1,965)
Other	(8,112)	(8,844)

Profit (Loss) before income taxes and discontinued operations	$9,336	$(8,475)

The Company’s segments’ financial policies are the same as those described in the “Summary of Significant Accounting Policies” note in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All assets are primarily located in the United States of America.
19. Related Party Transactions
Investment banking revenue from related parties disclosed on the Condensed Consolidated Statement of Operations represents $0.9 million and $0.4 million of fees earned for the three month periods ended March 31, 2009 and 2008, respectively, for advisory engagements performed for MatlinPatterson or its affiliated entities.
In addition, from time to time, Broadpoint Capital provides brokerage services to MatlinPatterson or its affiliated entities, which services are provided by Broadpoint Capital in the ordinary course of its business. For the three month period ended March 31, 2009 MatlinPatterson paid $0.3 million to Broadpoint Capital for such services. There were no such services provided for the three month period ended March 31, 2008.
20. Discontinued Operations
On September 14, 2007, the Company completed the asset sale agreement with DEPFA for the sale of the Municipal Capital Markets Group of the Company’s subsidiary, Broadpoint Capital in connection with which the Company recognized a pre-tax gain on sale in the amount of $7.9 million.
The Company continues to report the receipt and settlement of pending contractual obligations related to this transaction as discontinued operations.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amounts reflected in the Condensed Consolidated Statements of Operations are presented in the following table:

	Three Months Ended
	March 31

(In thousands of dollars)	2009	2008

Net revenues
Municipal Capital Markets	$42	$23

Total net revenues	42	23

Expenses

Municipal Capital Markets	—	12
Fixed Income Middle Markets	—	2

Total expenses	—	14

Income before income taxes	42	9
Income tax expense	—	4

Net Income	$42	$5

Municipal Capital Markets
The revenue and expenses for the Municipal Capital Markets division for the three months ended March 31, 2009 and 2008 represents the activity of that operation during that time period. No interest has been allocated to Municipal Capital Markets since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
Fixed Income Middle Markets
The expense of the Fixed Income Middle Markets division for the three months ended March 31, 2008 represents the activity of the operations during that time period. No interest has been allocated to Fixed Income Middle Markets since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
21. Restructuring
On October 17, 2007, the Company announced a plan whereby the Company determined that it would outsource certain of its administrative functions, consolidate certain of such functions in its New York City location, and reduce staff in order to properly size its business consistent with its then current levels of activity. In connection with the plan, the Company recognized approximately $1.2 million of expense in the three-month period ended March 31, 2008, of which $0.7 million relates to termination benefits and $0.5 million relates to occupancy and other expenses. The Company completed its restructuring plan to properly size its infrastructure in the third quarter of 2008.
A summary of restructuring charges incurred as part of the Plan are as follows:

	Three Months Ended
	March 31
(In thousands of dollars)	2009	2008

Severance	$—	$749
Real Estate Exit Costs	—	350
Asset Impairments	—	94
Other	—	1

Total Restructuring Charges	$—	$1,194

In connection with the plan, the Company has a liability of approximately $1.2 million at March 31, 2009, most of which relates to real estate exit/impairment costs. These real estate leases will expire between 2010 and 2015.

BROADPOINT SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the changes in the Company’s liability relating to the plan for the three month period ended March 31, 2009:

(In thousands of dollars)

Balance, December 31, 2008	$1,416
Net Payments for sublease real estate impaired	194
Payment of exit expenses	(448)

Balance, March 31, 2009	$1,162

22. Pending Acquisitions
On March 3, 2009, the Company announced that it agreed to acquire Gleacher Partners LLC (“Gleacher Partners”), an internationally recognized financial advisory boutique best known for advising major corporations in mergers and acquisitions. Under the terms of the merger agreement, the Company will pay the selling stockholders of Gleacher Partners, $20 million in cash and issue 23 million shares of common stock subject to resale restrictions. At closing, the Company will change its name to Broadpoint Gleacher Securities Group, Inc. MatlinPatterson, the Company’s majority shareholder, has executed a written consent (the “MP Consent”), approving the issuance of the common stock pursuant to the transaction. In addition, the MP Consent approved two amendments, to become effective at the time of the closing of the transaction, to the Company’s certificate of incorporation as follows: (1) an increase in the number of authorized shares of the Company’s common stock to 200,000,000 and (2) the change in the name of the Company.

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
Business Overview
The Company is an independent investment bank that provides corporations and institutional investors with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis services. The Company provides services and generates revenues through its Equities, Broadpoint DESCAP, Debt Capital Markets, Investment Banking, and Other segments.
The Equities segment provides sales, trading and research in equity securities primarily through one of the Company’s broker-dealer subsidiaries, Broadpoint AmTech, generating revenues through cash commissions on customer trades, hard dollar fees for research based services and cash commissions on corporate repurchase activities. The Broadpoint DESCAP segment provides sales and trading in mortgage and asset-backed securities and generates revenues primarily through principal transactions and other trading activities associated with these securities. The Debt Capital Markets segment provides sales and trading in a broad range of debt securities and generates revenues primarily through the execution of riskless principal transactions on the sales of these securities. In addition, Debt Capital Markets generates investment banking fees primarily from acting as a placement agent. The Investment Banking segment provides capital raising and advisory services to corporations and institutional investors. The Other segment generates revenue from unrealized gains and losses as a result of changes in the value of the firm’s investments and realized gains and losses as a result of sales of equity holdings, through the management and investment of venture capital funds, and net interest income derived thru inter-company financing of the activities of the other business segments. The Other segment also includes the costs related to corporate overhead and support including various fees associated with legal and settlement expenses.
In March 2008, the Company and Broadpoint Capital completed its hiring of 47 employees of the New Jersey-based Fixed Income division of BNY Capital Markets, Inc. and the acquisition of certain related assets. The Company has formed a new Debt Capital Markets division with the new employees that provide sales and trading on a wide range of debt securities including bank debt, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt and re-org equity securities.
On March 4, 2008, the Company closed a $20 million private placement whereby investors purchased approximately 11.6 million shares of common stock from the Company at $1.70 per share. Mast led the investment purchasing 7.1 million of the approximately 11.6 million shares issued.
On June 27, 2008, the Company entered into a Preferred Stock Purchase Agreement with Mast, for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Mandatory Redeemable Preferred Stock of the Company, par value $1.00 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
1,000,000 shares of the Company’s common stock, par value $.01 per share, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million.
In October 2008, the Company completed the acquisition of Broadpoint AmTech, the parent of American Technology Research, Inc., a broker-dealer specializing in institutional research, sales and trading in the information technology, cleantech and defense areas. In connection with the reorganization of its legacy equities business, the Company recorded a charge in the third quarter of approximately $1.8 million relating to compensation and other expenses.
On October 16, 2008, the Company completed the merger of two of its principal broker-dealer subsidiaries, Broadpoint Capital, Inc. and Broadpoint Securities, Inc. The two firms were merged into a single broker-dealer under the name Broadpoint Capital, Inc.
On March 3, 2009, the Company announced that it agreed to acquire Gleacher Partners, an internationally recognized financial advisory boutique best known for advising major corporations in mergers and acquisitions. Under the terms of the merger agreement, the Company will pay the selling stockholders of Gleacher Partners, $20 million in cash and issue 23 million shares of common stock subject to resale restrictions. At closing, the Company will change its name to Broadpoint Gleacher Securities Group, Inc. MatlinPatterson, the Company’s majority shareholder, has executed a written consent, approving the issuance of the common stock pursuant to the transaction. In addition, the MP Consent approved two amendments, to become effective at the time of the closing of the transaction, to the Company’s certificate of incorporation as follows: (1) an increase in the number of authorized shares of the Company’s common stock to 200,000,000 and (2) the change in the name of the Company.
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

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Financial Overview
Three Months Ended March 31, 2009 and 2008
The Company’s 2009 first quarter net revenues from continuing operations were $70.6 million, compared to $17.3 million for the first quarter of 2008. For the first quarter of 2009, the Company reported a profit from continuing operations before income taxes of $9.3 million compared to a loss of $8.5 million in the first quarter of 2008. The Company reported a net profit of $5.0 million, or $0.06 per diluted share, for the first quarter of 2009, compared to a net loss of $9.2 million, or $0.15 per diluted share, for the first quarter of 2008.

	Three Months Ended
	March 31

(In thousands of dollars)	2009	2008

Revenues:
Principal transactions	$52,041	$13,938
Commissions	4,902	280
Investment banking	4,260	295
Investment banking revenue from related party	930	375
Investment (losses)/gains	(9)	75
Interest income	10,648	4,675
Fees and other	1,490	524

Total revenues	74,262	20,162
Interest expense	3,702	2,819

Net revenues	70,560	17,343

Expenses (excluding interest):
Compensation and benefits	52,407	17,304
Clearing, settlement and brokerage costs	812	387
Communications and data processing	2,287	1,660
Occupancy and depreciation	1,788	1,557
Selling	1,284	1,071
Restructuring	—	1,194
Other	2,646	2,645

Total expenses (excluding interest)	61,224	25,818

Income/(loss) before income taxes	9,336	(8,475)

Income tax expense	4,357	773

Income/(loss) from continuing operations	4,979	(9,248)
Income from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	42	5

Net income/(loss)	$5,021	$(9,243)

Net interest income:
Interest income	$10,648	$4,675
Interest expense	3,702	2,819

Net interest income/(expense)	$6,946	$1,856

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Net Revenue
Net revenue increased $53.2 million, or 307 percent, in the first quarter of 2009 to $70.6 million due primarily to an increase in commission and principal transaction of $42.7 million. The Company benefited from increased activity and widening spreads in the credit markets which resulted in increased commission and principal transaction revenue for Broadpoint Descap and the Debt Capital Market divisions of 136 percent and 773 percent respectively. Investment Banking revenue increased $4.5 million or 675 percent due to increased advisory activity in our Restructuring and Recapitalization group as well as increased placement fees generated in our Debt Capital Markets division. Net interest increased $5.1 million, or 274 percent to $6.9 million primarily due to increased net interest in the Broadpoint Descap division as a result of product mix in the portfolio and decreased funding rates. The Debt Capital Markets division commenced operations in March 2008 and only one month of activity was recorded in the first quarter of 2008. Our Equities division increased net revenues by 235 percent in the first quarter of 2009, compared to 2008 as the Company established an almost entirely new Equities division in October 2008.
Non-Interest Expense
Non-interest expenses for the first quarter of 2009 of $61.2 million increased $35.4 million, or 137 percent, compared to $25.8 million in the first quarter of 2008. In the first quarter of 2009 compensation and benefits expense was $52.4 million, an increase of 203 percent over the prior year quarter due to an increase in net revenues of 307 percent.
Clearing, settlement and brokerage costs were $0.8 million, an increase of 110 percent compared to the prior year quarter due to trading volume increases in the Debt Capital Markets and Broadpoint Descap divisions.
Communications and data processing expense of $2.3 million increased by $0.6 million over the prior year quarter due to the addition of the Debt Capital Markets division and an increase in activity and headcount in the Broadpoint Descap division.
The Company’s restructuring was completed at the end of the third quarter of 2008 and as a result no restructuring charges were incurred in the first quarter of 2009 compared to the $1.2 million in restructuring charges incurred in the first quarter of 2008.
Other expenses of $2.6 million in the first quarter of 2009 were relatively unchanged over the prior year quarter as a decrease in legal expense was offset by expenses associated with the announced acquisition of Gleacher Partners.
At December 31, 2008, the Company had an income tax valuation allowance of $24.7 million compared to $27.0 million at December 31, 2007. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Product Highlights
For presentation purposes, net revenue within each of the businesses is classified as commissions and principal transactions, investment banking, investment gains/(losses), net interest, and other. Commissions and principal transactions include commissions on agency trades and gain and losses from sales and trading activities. Investment banking includes revenue generated from capital raising transactions of equity and debt securities, fees for strategic advisory, fees for restructuring and recapitalization services and valuations of structured products. Investment gains/(losses) reflect gains and losses on the Company’s investment portfolio. Other revenue reflects management fees received from the partnerships the Company manages and research fees. Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company’s inventory levels. Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

Equities	Three Months Ended March 31,

(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$4,840	$1,627	197%
Investment Banking	—	8	N/M
Investment Gains/(Losses)	—	—	N/A
Net Interest	9	—	N/M
Other	1,258	189	566%

Total Net Revenue	$6,107	$1,824	235%

Pre-Tax Contribution	$318	$(2,584)	N/M

Equities Q1 2009 vs. Q1 2008
Equities net revenues increased $4.3 million or 235 percent in the first quarter of 2009 compared to the first quarter of 2008, due to the Company’s acquisition of Broadpoint AmTech in October 2008. Broadpoint AmTech replaced our legacy equity business that was unable to generate sufficient revenues to operate profitably. Other revenues increased as a result of payments received related to fee based research.

Broadpoint Descap	Three Months Ended March 31,

(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$21,388	$9,069	136%
Investment Banking	380	36	956%
Investment Gains/(Losses)	—	—	N/A
Net Interest	6,098	1,651	269%
Other	5	18	(72%)

Total Net Revenue	$27,871	$10,774	159%

Pre-Tax Contribution	$12,990	$4,592	183%

Broadpoint Descap Q1 2009 vs. Q1 2008
Broadpoint Descap net revenues increased 159 percent or $17.1 million, to $27.9 million in the first quarter of 2009. Commissions and principal transactions revenue increased $12.3 million or 136 percent to $21.4 million due to increased trading volumes and an overall widening of spreads in their markets. Net interest increased $4.4 million to $6.1 million due to higher coupon paying securities in the portfolio during the first quarter and decreased funding rates.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Debt Capital Markets	Three Months Ended March 31,

(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$30,657	$3,512	773%
Investment Banking	1,870	160	1,069%
Investment Gains/(Losses)	—	—	N/A
Net Interest	172	186	(8%)
Other	—	2	N/M

Total Net Revenue	$32,699	$3,860	747%

Pre-Tax Contribution	$4,164	$326	1,177%

Debt Capital Markets Q1 2009 vs. Q1 2008
Debt Capital Markets generated $32.7 million in net revenues in the first quarter of 2009 compared to $3.9 million in the first quarter of 2008, which only included one month of activity as the division only began to operate in March 2008. The increase in commissions and principal transactions revenue was due to widening spreads and increased trading volume. Investment banking revenues increased due to an increase in activity whereby the division acted as placement agent.

Investment Banking	Three Months Ended March 31,

(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$—	$—	N/A
Investment Banking	2,940	466	531%
Investment Gains/(Losses)	—	—	N/A
Net Interest	—	—	N/A
Other	—	—	N/A

Total Net Revenue	$2,940	$466	531%

Pre-Tax Contribution	$(24)	$(1,965)	N/M

Investment Banking Q1 2009 vs. Q1 2008
Investment Banking net revenue was $2.9 million for the first quarter of 2009 compared to $0.5 million in the first quarter of 2008. The revenues produced in the first quarter resulted entirely from advisory activities primarily related to the Restructuring and Recapitalization group, which began to operate in February of 2008.

Other	Three Months Ended March 31,

(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$58	$10	480%
Investment Banking	—	—	N/A
Investment Gains/(Losses)	(9)	75	N/M
Net Interest	667	19	3,411%
Other	227	315	(28%)

Total Net Revenue	$943	$419	125%

Pre-Tax Contribution	$(8,112)	$(8,844)	(8%)

Other Q1 2009 vs. Q1 2008
Other net revenue increased $0.5 million for the first quarter of 2009 compared to the first quarter of 2008. The increase in net interest revenues during the first quarter of 2009 was primarily driven by favorable lending rates and inter-company financing of the activities of the other business segments.

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
On March 4, 2008, the Company completed a $19.7 million investment at $1.70 per share. Mast led the investment, purchasing 7.1 million of the approximately 11.6 million shares issued.
On June 27, 2008, the Company entered into a Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of the Series B Preferred Stock, and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. The Preferred Stock Purchase Agreement and the Series B Preferred Stock include, among other things, certain negative covenants and other rights with respect to the operations, actions and financial condition of the Company and its subsidiaries so long as the Series B Preferred Stock remains outstanding. Cash dividends of 10 percent per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012 (see Note 14 of the Condensed Consolidated Financial Statements).
On March 3, 2009, the Company announced that it agreed to acquire Gleacher Partners, an internationally recognized financial advisory boutique best known for advising major corporations in mergers and acquisitions. Under the terms of the merger agreement, the Company will pay the selling stockholders of Gleacher Partners, $20 million in cash and issue 23 million shares of common stock subject to resale restrictions. At closing, the Company will change its name to Broadpoint Gleacher Securities Group, Inc. MatlinPatterson, the Company’s majority shareholder, has executed a written consent, approving the issuance of the common stock pursuant to the transaction. In addition, the MP Consent approved two amendments, to become effective at the time of the closing of the transaction, to the Company’s certificate of incorporation as follows: (1) an increase in the number of authorized shares of the Company’s common stock to 200,000,000, and (2) the change in the name of the Company.
Regulatory
As of March 31, 2009, Broadpoint Capital Inc. and Broadpoint AmTech., the Company’s two registered broker-dealer subsidiaries, were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of March 31, 2009, Broadpoint Capital had net capital of $25.4 million, which exceeded minimum net capital requirements by $25.1 million, while Broadpoint AmTech had net capital of $1.8 million, which exceeded minimum net capital requirements by $1.6 million. Broadpoint Capital had been required and did report the level of its net capital to its FINRA representative on a weekly basis. During the third quarter of 2008, Broadpoint Capital was relieved from reporting these amounts to its FINRA representative on such basis.
Derivatives
The Company utilizes various economic hedging strategies to actively manage its market, credit and liquidity exposures. The Company also may purchase and sell securities on a when-issued basis. At March 31, 2009, the Company had no outstanding underwriting commitments, had not purchased or sold any securities on a when-issued basis, and had entered into sale agreements on TBA’s in the amount of $101.1 million and purchase agreements in the amount of $19.8 million.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Investments and Commitments
As of March 31, 2009, the Company had a commitment to invest up to an additional $1.3 million in the Partnership. The investment period expired in July 2006, however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. In addition to the Company, certain other limited partners of the Partnership are officers or directors of the Company. The majority of the commitments to the Partnership are from non-affiliates of the Company.
The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner are George McNamee, a former Director of the Company, Broadpoint Enterprise Funding, Inc., a wholly-owned subsidiary of the Company, and certain other employees of FATV. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company.
As of March 31, 2009, the Company had an additional commitment to invest up to $0.2 million in EIF. The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that this will be funded by the Company through operating cash flow.
On April 30, 2008, the Company entered into a Transition Agreement (the “Transition Agreement”) with FATV, FA Technology Holding, LLC and certain other employees of FATV, to effect a restructuring of the investment management arrangements relating to the Partnership and the formation of FA Technology Ventures III, L.P., a new venture capital fund (“Fund III”). Pursuant to the Transition Agreement, among other things, the Company was to make a capital commitment of $10 million to Fund III and FATV was to cease advising the Partnership.  The Transition Agreement provided that if the initial closing of Fund III did not occur on or before March 31, 2009, the Transition Agreement would automatically terminate. The initial closing of Fund III did not occur on or before March 31, 2009, and the Transition Agreement terminated in accordance with its terms.
Contingent Consideration
On October 2, 2008, the Company acquired 100 percent of the outstanding common shares of Broadpoint AmTech. Per the stock purchase agreement, the sellers were to receive future contingent consideration consisting of approximately 100 percent of the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in profits. The Sellers also will have the right to receive earn-out payments consisting of 50 percent of such profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, which will be subject to transfer restrictions that will lapse ratably over the three years following issuance, or 50 percent in restricted stock from the Incentive Plan, subject to vesting based on continued employment with Broadpoint AmTech.
Legal Proceedings
From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (See Part I – Item 3 — Legal Proceedings). An adverse result or development in respect of these matters, whether in settlement or as a result of litigation or arbitration, could materially adversely affect the Company’s condensed consolidated financial condition, results of operations, cash flows and liquidity.
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
Intangible Assets and Goodwill
Intangible assets consist predominantly of customer related intangibles and goodwill related to the acquisitions of Broadpoint Securities, Broadpoint AmTech, and the Debt Capital Markets Division. These intangible assets were allocated to the reporting units within Broadpoint Securities Group, Inc. pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized. The Company reviews its goodwill in order to determine whether its value is impaired on an annual basis. In addition to annual testing, goodwill is also tested for impairment at the time of a triggering event requiring re-evaluation, if one were to occur. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses Income and Market approaches to determine fair value of the reporting unit. The Income approach applies a discounted cash flow analysis based on management’s projections, while the Market approach analyzes and compares the operating performance and financial condition of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required the Company will continue to perform impairment and goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As of March 31, 2009, $24.2 million of goodwill and $8.0 million of amortizable customer intangibles have been recorded on Broadpoint Securities Group, Inc.’s financial statements. In 2008, as a result of the annual impairment testing, the goodwill related to the acquisition of Broadpoint Securities, Inc. was determined not to be impaired.
Income Taxes
The Company’s effective tax rate is impacted by a variety of factors including fluctuations in projected earnings, changes in the statutory tax rates to which that the Company’s operations are subject, settlements or changes to FIN 48 uncertain tax positions and changes in the Company’s valuation allowance.
At March 31, 2009, the Company had a valuation allowance against its deferred tax assets. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income.
Currently, the Company is reporting income from continuing operations.  To the extent the Company can demonstrate it will have sustained earnings in future periods, this could be considered positive evidence that a valuation allowance is unnecessary in part or whole.  The release of the Company’s valuation allowance would result in a material impact on the Company’s effective tax rate.
OFF-BALANCE SHEET ARRANGMENTS
Information concerning the Company’s off balance sheet arrangements is included in the Contractual Obligations section which follows. Except as set forth in such section, the Company has no off-balance sheet arrangements.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
CONTRACTUAL OBLIGATIONS
The following table sets forth these contractual obligations by fiscal year:

								All
(In thousands of dollars)	Total	2009	2010	2011	2012	2013	Thereafter	Others

Operating leases (net of sublease rental income)(1)	53,834	4,053	5,125	5,023	5,017	4,963	29,653	—
Partnership and employee investment funds commitments (2)	1,500	1,500	—	—	—	—	—	—
Mandatory Redeemable Preferred Stock (3)	36,537	1,875	2,500	2,500	29,662	—	—	—
Subordinated debt (4)	1,662	465	287	108	207	185	410	—
Liabilities from unrecognized tax benefits (5)	3,555	—	—	—	—	—	—	3,555

Total	$97,088	$7,893	$7,912	$7,631	$34,886	$5,148	$30,063	$3,555

(1)	The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2021 (see Note 10 to the unaudited Condensed Consolidated Financial Statements).

(2)	The Company has a commitment to invest in FA Technology Ventures L.P. (the “Partnership”) and an additional commitment to invest in funds that invest in parallel with the Partnership (see Note 10 to the unaudited Condensed Consolidated Financial Statements).

(3)	In connection with the Series B Preferred Stock Purchase Agreement on and effective June 27, 2008, the holders of Series B Preferred Stock are entitled to receive cash dividend of 10 percent per annum, payable quarterly, as well as dividends at rate of 4 percent per annum which accrue and are cumulative, if not otherwise paid quarterly at the option of the Company. The Company is required to redeem all of the Series B Preferred Stock on or before June 27, 2012 at the Redemption Price (see Note 11 to the unaudited Condensed Consolidated Financial Statements).

(4)	A select group of management and highly compensated employees are eligible to participate in the Broadpoint Securities Group, Inc. Deferred Compensation Plan for Key Employees (the “Key Employee Plan”). The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Key Employee Plan. The accounts of the participants of the Key Employee Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Key Employee Plan.

(5)	At March 31, 2009, the Company had a reserve for unrecognized tax benefits including related interest of $3.6 million. The Company is unable at this time to estimate the periods in which potential cash outflows relating to these liabilities would occur because the timing of the cash flows are dependent upon audit by the relevant taxing authorities. The Company presently has an ongoing audit with the State of New York. Management does not expect any significant change in unrecognized tax benefits in the next twelve months.
NEW ACCOUNTING STANDARDS
In March 2008, the FASB issued FASB 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB 161”). FASB 161 amends and expands the disclosure requirements of FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. FASB 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB 161 did not have a material impact on the Company’s condensed consolidated statement of financial condition and results of operations.

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
In April of 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date for FSP 142-3 is for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not impact the Condensed Financial Statements.
In June 2008, FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-06-1). EITF 03-06-1 applies to the calculation of earnings per share under FASB No. 128 “Earnings Per Share” for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The effective date for EITF 03-6-1 is for fiscal years beginning after December 15, 2008. EITF 03- 6-1 was not applicable to the Company for the period ended March 31, 2009.
In December 2007, the FASB issued FASB 141 (revised 2007), Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, the Company will apply the provisions of FASB 141R to business combinations occurring after January 1, 2009. The adoption of FASB 141R did not have a material effect on the Condensed Consolidated Financial Statements.
In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). FASB 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods. The adoption did not have a material affect on the Company’s Condensed Consolidated Financial Statements.
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 require public entities to provide additional disclosures about transfers of financial assets and require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 were adopted for our year end consolidated financial statements as of December 31, 2008 and did not affect the Company’s financial condition, results of operations or cash flows as they require only additional disclosures.
On October 10, 2008, the FASB issued FAP No 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Active” (FSP 157-3). FSP 157-3 clarifies how SFAS 157, Fair Value Measurements, (SFAS 157) should be applied when valuing securities in markets that are not active. The adoption of FSP 157-3, effective September 30, 2008, did not have a material impact on the Company’s condensed statement of financial condition and results of operations.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Under the FSP, only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that

BROADPOINT SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
the holder will not be required to sell the security prior to recovery. Currently, the entire other-than-temporary impairment is recognized in current period earnings. The FSP is effective for periods ending after June 15, 2009. The company is currently assessing the impact of FSP No FAS 115-2 and FAS 124-2 on the Company’s condensed statement of financial condition and results of operations.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires that the fair value disclosures prescribed by FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” be included in financial statements prepared for interim periods. The FSP is effective for periods ending after June 15, 2009. The firm will adopt the FSP in the second quarter of 2009. Since the FSP involves only additional disclosures regarding the fair value of financial instruments, adoption of the FSP will not affect the Company’s condensed financial condition, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly. Specifically, the FSP lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The FSP is effective for periods ending after June 15, 2009; therefore the Company is currently assessing the impact of these FSPs on its consolidated financial statements.

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
The Company trades U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; mortgage-backed securities, and corporate obligations. In connection with these activities, the Company may be required to maintain inventories in order to facilitate customer transactions. In connection with some of these activities, the Company attempts to mitigate its exposure to such market risk by entering into economic hedging transactions, which may include U.S. Government, and federal agency securities and TBA’s.
The following table categorizes the Company’s market risk sensitive financial instruments by type of security and maturity date, if applicable (equity securities and other investments with no maturity are being shown in the table under 2009). The fair value of securities shown is net of long and short positions.

(In thousands of dollars)	2009	2010	2011	2012	2013	Thereafter	Total

Fair value of securities
Corporate bonds	$63	$670	$509	$1,551	$1,608	$37,792	$42,193
State and municipal bonds	1	—	—	—	—	5	6
US Government and federal agency obligations	21	(2,894)	(5,205)	(9,348)	(3,003)	541,351	520,922

Subtotal interest rate sensitive financial instruments	85	(2,224)	(4,696)	(7,797)	(1,395)	579,148	563,121

Equity securities	352	—	—	—	—	—	352
Investments (1)	14,311	—	—	—	—	—	14,311
Other	50	—	—	—	—	—	50

Fair value of securities	$14,798	$(2,224)	$(4,696)	$(7,797)	$(1,395)	$579,148	$577,834

Notional amount of derivatives (2)	—	—	—	—	—	(81,369)	(81,369)

Fair value of interest rate sensitive financial instruments and notional amount of derivatives	$14,798	$(2,224)	$(4,696)	$(7,797)	$(1,395)	$497,779	$496,465

(1)	Investments exclude the consolidation of the Employee Investment Fund in the amount of $1.1 million (see Note 8 to the Condensed Consolidated Financial Statements).

(2)	TBA contracts have a maturity of two to three months. The underlying mortgage pools maturity is shown in the table.
The following is a discussion of the Company’s primary market risk exposures as of March 31, 2009, including a discussion of how those exposures are currently managed.
Interest Rate Risk
Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. These financial instruments include corporate debt securities, mortgage-backed and asset-backed securities, government securities and government agency securities. In connection with trading activities, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve. The Company’s fixed income activities also expose it to the risk of loss related to changes in credit spreads. The Company’s exposure to residential mortgage-backed agency securities is reduced through the forward sale of such TBA contracts as represented by the notional amount of derivatives.

BROADPOINT SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net inventory positions. The fair market value of these securities included in the Company’s inventory at March 31, 2009 was $563.1 million and $186.3 million at March 31, 2008. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates. At March 31, 2009, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change was $31.9 million and at March 31, 2008 it was $8.4 million. The actual risks and results of such adverse effects may differ substantially.
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
Marketable equity securities included in the Company’s inventory, which were recorded at a fair value of $0.4 million in securities owned at March 31, 2009 and $1.7 million in securities owned at March 31, 2008, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by stock exchanges and amounts to $0.0 million at March 31, 2009 and $0.2 million at March 31, 2008. The Company’s investment portfolio excluding the consolidation of the Employee Investment Fund at March 31, 2009 and 2008 had a fair market value of $14.3 million and $15.4 million, respectively. Equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations and for the Company’s investment portfolio excluding the consolidation of the Employee Investment Funds amounted to $1.4 million at March 31, 2009 and $1.5 million at March 31, 2008. There can be no assurance that the Company’s actual losses due to its equity price risk will not exceed the amounts indicated above. The actual risks and results of such adverse effects may differ substantially.
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
The Company purchases debt securities and may have significant positions in its inventory subject to market and credit risk. In order to control these risks, security positions are monitored on a daily basis. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the size of the position sold or market conditions.

BROADPOINT SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
The Company’s subsidiaries’ customers’, agency and principal securities transactions are cleared through third party clearing agreements on a fully disclosed basis. Under these agreements, the clearing agents settle these transactions on a fully disclosed basis, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.
In the normal course of business the Company guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the condensed consolidated financial statements for these indemnifications.
OPERATING RISK
Operating risk is the potential for loss arising from limitations in the Company’s financial systems and controls, deficiencies in legal documentation and the execution of legal and fiduciary responsibilities, deficiencies in technology and the risk of loss attributable to operational problems. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In order to reduce or mitigate these risks, the Company has established and maintains an internal control environment that incorporates various control mechanisms at different levels throughout the organization and within such departments as Finance, Information Technology, Operations, Legal, Compliance and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that the Company’s various businesses are operating within established corporate policies and limits.
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

Item 4. Controls and Procedures
As of the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company’s internal control over financial reporting occurred during the March 31, 2009 quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On October, 2008, the Company acquired 100 percent of the outstanding common shares of Broadpoint AmTech. The purchase price consisted of (1) $10 million in cash (2) 2,676,437 shares of common stock of the Company subject to transfer restrictions that lapse ratably over the three years following the closing and (3) 323,563 of Purchase Price Plan shares. The stock purchase agreement provides that, in the event that Purchase Price Plan Shares are forfeited pursuant to the Incentive Plan, shares will be reissued as Company common stock to certain other sellers subject to transfer restrictions as above and not as shares under the Incentive Plan. In addition, the stock purchase agreement provides that the sellers have the right to receive earnout payments consisting of approximately 100 percent of the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in profits, and 50 percent of profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, which will be subject to transfer restrictions that will lapse ratably over the three years following issuance, or 50 percent in restricted stock from the Incentive Compensation Plan, subject to vesting based on continued employment with Broadpoint AmTech. On February 19, 2009, 193,014 shares of common stock of the Company were issued to certain sellers of Broadpoint AmTech, subject to transfer restrictions that will lapse ratably over the three years following the issuance pursuant to these provisions. These shares were issued in a private placement in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.
Item 5. Other information
None

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

10.72†	Non-Compete and Non-Solicit Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).

10.73†	Employment Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).

10.74	Agreement and Plan of Merger by and among Broadpoint Securities Group, Inc., Magnolia Advisory LLC, Gleacher Partners Inc., certain stockholders of Gleacher Partners Inc. and each of the holders of interests in Gleacher Holdings LLC, dated as of March 2, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).

10.75†	Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.76†	Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.77†	Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.78†	Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.79†	Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.79 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.80†	Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.81†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.81 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.82†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.82 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.83†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Robert Turner (filed as Exhibit 10.83 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

Exhibit
Number	Description

10.84†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.84 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broadpoint Securities Group, Inc.
(Registrant)

Date:	May 14, 2009	/s/ Lee Fensterstock
Lee Fensterstock
Chief Executive Officer

Date:	May 14, 2009	/s/ Robert I. Turner
Robert I. Turner
Chief Financial Officer
(Principal Accounting Officer)