Form 10-Q
period 2009-06-30
BROADPOINT GLEACHER SECURITIES GROUP, INC.
filed 2009-08-14
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009
-or-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 014140
BROADPOINT GLEACHER SECURITIES GROUP, I N C.
(Exact name of registrant as specified in its charter)

New York	22-2655804

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 East 49th Street, New York, New York	10017

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 273-7100
Broadpoint Securities Group, Inc.
(Former name, former address and former fiscal year, if changed since last report)
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
117,873,453 shares of Common Stock were outstanding as of the close of business on August 3, 2009

BROADPOINT GLEACHER SECURITIES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

BROADPOINT GLEACHER SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Part I — Financial Information
Item 1. Financial Statements

	Three Months Ended		Six Months Ended
	June 30		June 30

(In thousands of dollars except for per share
amounts and shares outstanding)	2009	2008	2009	2008

Revenues:
Principal transactions	$65,264	$20,867	$117,305	$34,805
Commissions	4,693	971	9,595	1,251
Investment banking	8,199	3,529	12,459	3,824
Investment banking revenue from related party	4,837	5,755	5,767	6,130
Investment gains	991	162	982	237
Interest	11,504	3,176	22,152	7,851
Fees and other	1,679	629	3,169	1,153

Total revenues	97,167	35,089	171,429	55,251
Interest expense	4,422	1,009	8,124	3,828

Net revenues	92,745	34,080	163,305	51,423

Expenses (excluding interest):
Compensation and benefits	63,537	26,126	115,944	43,279
Clearing, settlement and brokerage	1,169	667	1,981	1,054
Communications and data processing	2,653	2,239	4,940	3,899
Occupancy and depreciation	1,939	1,549	3,727	3,106
Selling	1,510	1,016	2,794	2,087
Restructuring	—	869	—	2,063
Other	2,922	1,867	5,568	4,663

Total expenses (excluding interest)	73,730	34,333	134,954	60,151

Income (loss) from continuing operations before income taxes	19,015	(253)	28,351	(8,728)

Income tax expense	2,880	763	7,237	1,536

Income (loss) from continuing operations	16,135	(1,016)	21,114	(10,264)
Income (loss) from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(14)	(79)	28	(74)

Net income (loss)	$16,121	$(1,095)	$21,142	$(10,338)

Per share data:
Basic earnings:
Continuing operations	$0.19	$(0.02)	$0.27	$(0.16)
Discontinued operations	—	—	—	—

Net income (loss) per share	$0.19	$(0.02)	$0.27	$(0.16)

Diluted earnings:
Continuing operations	$0.18	$(0.02)	$0.25	$(0.16)
Discontinued operations	—	—	—	—

Net income (loss) per share	$0.18	$(0.02)	$0.25	$(0.16)

Weighted average common and common equivalent shares outstanding:
Basic	83,325,632	70,888,424	79,157,920	65,972,687
Diluted	90,221,391	70,888,424	85,105,004	65,972,687

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands of dollars, except for per share amounts and
shares outstanding)	June 30	December 31
As of	2009	2008

Assets
Cash and cash equivalents	$20,191	$7,377
Cash and securities segregated for regulatory purposes	100	470
Receivables from:
Brokers, dealers and clearing agencies	13,971	3,465
Customers, net of allowance for doubtful accounts of $48 and $48 at June 30, 2009 and December 31, 2008, respectively	365	—
Related party	767	232
Others	7,886	4,490
Securities owned, at fair value (includes assets pledged of $652,740 and $602,454 at June 30, 2009 and December 31, 2008, respectively)	670,284	618,822
Investments	16,687	15,398
Office equipment and leasehold improvements, net	1,916	1,691
Goodwill	104,996	23,283
Intangible assets	22,404	8,239
Other assets	11,404	10,804

Total Assets	$870,971	$694,271

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing agencies	$551,941	$511,827
Related party	15,532	1,365
Others	1,429	1,423
Securities sold, but not yet purchased, at fair value	16,893	15,228
Accounts payable	2,216	2,172
Accrued compensation	50,011	31,939
Accrued expenses	6,017	6,178
Income taxes payable	9,261	—
Mandatory redeemable preferred stock	24,303	24,187

Total Liabilities	677,603	594,319

Commitments and Contingencies
Subordinated Debt	1,197	1,662

Stockholders’ Equity
Preferred stock; $1.00 par value; authorized 1,500,000 shares; issued 1,000,000 (Mandatory Redeemable) shares
Common stock; $.01 par value; authorized 200,000,000 and 100,000,000 shares, respectively; issued 103,957,958 and 81,556,246 shares, respectively; and outstanding 103,275,164 and 79,829,492 shares, respectively	1,040	815
Additional paid-in capital	308,162	236,824
Deferred compensation	534	954
Accumulated deficit	(116,920)	(138,062)
Treasury stock, at cost (682,794 shares and 1,726,754 shares, respectively)	(645)	(2,241)

Total Stockholders’ Equity	192,171	98,290

Total Liabilities and Stockholders’ Equity	$870,971	$694,271

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-months Ended
	June 30
(In thousands of dollars)	2009	2008

Cash flows from operating activities:
Net income (loss)	$21,142	$(10,338)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	427	683
Amortization of debt issuance costs	200	—
Amortization of intangible assets	755	80
Amortization of discount of mandatory redeemable preferred stock	116	—
Amortization of stock compensation	4,782	3,164
Reduction of deferred tax valuation allowance	(5,991)	—
Unrealized investment (gains), net	(1,066)	(298)
Realized losses (gains) on investments	83	(75)
Disposal of office equipment and leasehold improvements	15	—
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	370	650
Net receivables from customers	(365)	3,168
Net payables to related party	828	(800)
Securities owned, at fair value	(51,462)	(106,665)
Other assets	(430)	(5,206)
Net payable to brokers, dealers and clearing agencies	29,608	117,278
Net receivable from others	(4,663)	(956)
Securities sold, but not yet purchased, at fair value	1,665	(46,747)
Accounts payable and accrued expenses	15,925	2,330
Net increase (decrease) in drafts payable	(123)	57
Income taxes payable, net	9,261	—

Net cash providing by (used in) operating activities	21,077	(43,675)

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(522)	(700)
Payment for purchase of Debt Capital Markets Group	—	(809)
Payment for purchase of Gleacher Partners Inc., net of cash acquired	(6,560)	—
Payment to sellers of American Technology Holdings, Inc.	(410)	—
Capital contributions — investments	(306)	—
Proceeds from sale of investments	—	136

Net cash used in investing activities	(7,798)	(1,373)

Cash flows from financing activities:
Proceeds from issuance of mandatory redeemable preferred stock and warrant	—	25,000
Payment of expenses for issuance of mandatory redeemable preferred stock	—	(671)
Repayment of subordinated debt	(465)	(1,300)
Proceeds from issuance of common stock	—	19,670
Payment of expenses for issuance of common stock	—	(185)

Net cash (used in) provided by financing activities	(465)	42,514

Increase (decrease) in cash	12,814	(2,534)
Cash at beginning of the period	7,377	31,747

Cash at the end of the period	$20,191	$29,213

Non Cash Investing and Financing Activities
During the six-months ended June 30, 2009, Goodwill increased by $80.0 million and Intangible assets increased by $14.9 million for the acquisition of Gleacher Partners Inc. Goodwill also increased by $1.7 million associated with earn-out payments related to the acquisition of American Technology Research Holdings, Inc.
During the six-months ended June 30, 2009 and 2008, the Company distributed $0.4 million and $0.6 million, respectively, of the Company’s stock from the employee stock trust to satisfy deferred compensation liabilities payable to employees (see “Stockholders’ Equity” note).
Refer to “Stock-Based Compensation Plans” note for non-cash financing activities related to restricted stock.
Refer to “Investments” note for non-cash investing activities related to the Employee Investment Fund.
The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
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
Broadpoint Gleacher Securities Group, Inc., formerly Broadpoint Securities Group, Inc. (and including its subsidiaries, the “Company”), is an independent investment bank that provides corporations and institutional investors with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis services. The Company offers a diverse range of products through the Debt Capital Markets, Investment Banking and Broadpoint DESCAP divisions of Broadpoint Capital, Inc., its new Investment Banking financial advisory subsidiary, Gleacher Partners LLC, its Equity Capital Markets subsidiary, Broadpoint AmTech and its venture capital subsidiary, FA Technology Ventures Inc. The Company is a New York corporation, incorporated in 1985, and is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “BPSG”.
Reclassification
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Certain 2008 amounts on the condensed consolidated statements of cash flows have been reclassified to conform to account for purchase and sale agreements entered into on to-be-announced (“TBA”) mortgage-backed securities. These TBA’s were previously accounted for as Securities owned and Securities sold, but not yet purchased, and are now recorded as derivative transactions. These revisions decreased Securities owned by $1.0 million, decreased Securities sold, but not yet purchased by $77.9 million, and increased net payable to brokers, dealers, and clearing agencies by $76.9 million. There was no impact to the condensed consolidated statement of financial condition. In addition, amounts Payable to related parties of $1.4 million, as of December 31, 2008, have been reclassified from Payables to others to its own separate line item on the condensed consolidated statement of financial condition. The Company also reclassified $0.1 million from Investment gains to Principal transactions for the three months ended June 30, 2008 on the condensed consolidated statement of operations. There was no impact to total revenues related to this reclassification. The Company does not believe these revisions are material to any of the previously issued financial statements, based on the Company’s assessment performed in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99.
Recent Accounting Developments
In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, the Company applied the provisions of FASB 141(R) to business combinations occurring after January 1, 2009. The adoption of SFAS 141(R) resulted in approximately $0.44 million of certain acquisition related costs that were not otherwise capitalized in 2009, but were recognized separately and expensed as incurred.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires: (i) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; (ii) changes in ownership interest be accounted for similarly, as equity transactions; and (iii) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods. The adoption of SFAS 160 did not have a material effect on the Company’s condensed consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s condensed consolidated financial statements.
In April of 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date for FSP 142-3 is for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not impact the Company’s condensed consolidated financial statements.
In June 2008, FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). EITF 03-6-1 applies to the calculation of earnings per share under SFAS No. 128 “Earnings Per Share” for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The effective date for EITF 03-6-1 is for fiscal years beginning after December 15, 2008. EITF 03-6-1 was not applicable to the Company for the period ended June 30, 2009.
On October 10, 2008, the FASB issued FAP No 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies how SFAS 157, Fair Value Measurements, should be applied when valuing securities in markets that are not active. The adoption of FSP 157-3, effective September 30, 2008, did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 require public entities to provide additional disclosures about transfers of financial assets and require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 were adopted for the Company’s year end consolidated financial statements as of December 31, 2008 and did not affect the Company’s condensed statement of financial condition, results of operations or cash flows as they require only additional disclosures.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). Under the FSP FAS 115-2 and FAS 124-2, only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Currently, the entire other-than-temporary impairment is recognized in current period earnings. FSP FAS 115-2 and FAS 124-2 are effective for periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require that the fair value disclosures prescribed by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” be included in financial statements prepared for interim periods. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009. The Company adopted the interim disclosure about fair value of financial instruments during the second quarter 2009 and it did not have a material effect on the Company’s condensed consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly. Specifically, FSP No FAS 157-4 lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The adoption of FSP FAS 157-4 during the second quarter did not have a material impact on the Company’s condensed consolidated financial statements.
In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending June 15, 2009.
In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets”, an amendment of FASB No. 140 (“SFAS 166”). SFAS 166 improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. SFAS 166 modifies the financial-components approach used in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. SFAS 166 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact of SFAS 166 on the Company’s condensed consolidated financial statements.
In June 2009, The FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise variable interest or interest give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, SFAS 167 amends FASB Interpretation No. 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 also amends certain guidance in FASB Interpretation No. 46(R) for determining whether an entity is a variable interest entity and to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 amends FASB Interpretation No. 46(R) to require enhanced disclosures and more transparent information about an enterprise’ s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact of SFAS 167 on the Company’s condensed consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification” (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No 162. The Codification will become the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernment entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently assessing the impact of SFAS 168 on the Company’s condensed consolidated statement of financial condition and results of operations.
Resale and Repurchase Agreements
Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. The Company had no outstanding resale or repurchase agreements as of June 30, 2009 and December 31, 2008.
     2. Earnings Per Common Share
The Company calculates its basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share are computed based upon weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, and unexercised options. The weighted-average shares outstanding as calculated are as follows:
The weighted-average shares outstanding as calculated are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Weighted average shares for basic earnings per share	83,325,632	70,888,424	79,157,920	65,972,687
Effect of dilutive common equivalent shares	6,895,759	—	5,947,084	—

Weighted average shares and dilutive common stock equivalents for diluted earnings per share	90,221,391	70,888,424	85,105,004	65,972,687

For the three months and six months ended June 30, 2008, the Company excluded approximately 3.2 million and 3.1 million restricted stock units, respectively, in its computation of diluted earnings per share because they were anti-dilutive. Also, for the three and six months ended June 30, 2008, the Company excluded approximately 2.7 million and 2.3 million of options, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. In addition, at June 30, 2009 and June 30, 2008, approximately 6.6 million and 6.2 million shares of restricted stock awards (see “Stock-Based Compensation Plans” note), respectively, which awards are included in shares outstanding and excluded from weighted average shares, are not included in the basic earnings per share computation because they were not vested as of June 30, 2009 and June 30, 2008, respectively.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     3. Receivables from and Payables to Brokers, Dealers and Clearing Agencies
Amounts receivable from and payable to brokers, dealers and clearing agencies consist of the following:

	June 30	December 31
(In thousands of dollars)	2009	2008

Receivable from clearing organizations	$9,557	$1,809
Syndicate and commissions receivable	3,663	535
Good faith deposits	751	1,121

Total Receivables from brokers, dealers and clearing agencies	$13,971	$3,465

Payable to clearing organizations	551,941	511,827

Total Payables to brokers, dealers and clearing agencies	$551,941	$511,827

Securities transactions are recorded on trade date basis. The related amounts receivable and payable for unsettled securities transactions are recorded on a net basis in receivables from or payables to brokers, dealers and clearing agencies on the unaudited condensed consolidated statements of financial condition.
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
     4. Receivables from and Payables to Customers
At June 30, 2009, receivables from customers represent principal due from institutional clients relating to factor changes on mortgage backed securities and aged fails to deliver related to the Company’s legacy self clearing business executed with institutional clients which has been fully reserved. Receivables from customers at June 30, 2009 and December 31, 2008 were $0.4 million and $0.0 million, net of allowance for doubtful accounts of $0.05 million and $0.05 million, respectively. There were no payables to customers at June 30, 2009 and December 31, 2008.
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
Prior to the end of the second quarter of 2008, Broadpoint Capital, Inc. (“Broadpoint Capital”), one of the Company’s broker-dealer subsidiaries, was self-clearing for certain transactions executed with institutional customers. Broadpoint Capital’s non-institutional customer securities transactions, including those of officers, directors, employees and related individuals, were cleared through a third party under a clearing agreement. Under this agreement, the clearing agent executed and settled customer securities transactions, collected margin receivables related to these transactions, monitored the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, required the customer to deposit additional collateral with them or to reduce positions, if necessary. In the event the customer was unable to fulfill its contractual obligations, the clearing agent had the option of either purchasing or selling the financial instrument underlying the contract, and as a result might have incurred a loss for which the clearing agent could have sought indemnification from Broadpoint Capital in the manner described in the prior paragraph.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     5. Financial Instruments
Substantially all of the Company’s financial assets and liabilities are carried at fair value or contractual amounts, which approximate fair value. Financial instruments recorded at contractual amounts approximating fair value consist largely of receivables from and payables to brokers, dealers and clearing organizations, customers, related party and others. Securities owned and securities sold, but not yet purchased are recorded at fair value. Investments are recorded at fair value. Mandatory redeemable preferred stock was recorded at an amount approximating fair value and the financial instrument was valued in conjunction with the underlying warrant at the date of issuance recorded at a discount, which is being amortized over the duration of the debt (see “Mandatory Redeemable Preferred Stock” note). Management believes the carrying amount approximates fair value, as the yield on a similar instrument issued as of the balance sheet date would approximate the same as the yield on the original date of issuance. The carrying amount of liabilities subordinated to claims of general creditors associated with the Company’s deferred compensation plan for key employees has a fair market of approximately $866,000.
The Company adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008. Under this standard, fair value is defined as the price that would be received upon the sale of an asset or paid upon the transfer of a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.
SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission on September 30, 2008, which provides general clarification guidance on determining fair value under FASB 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS 157-3 is effective October 10, 2008. The adoption of FSP FAS 157-3 did not have a material effect on the Company’s condensed consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly declined. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The Company adopted FSP FAS 157-4 in the second quarter of 2009. The application of FSP FAS 157-4 did not have an impact on the Company’s condensed consolidated financial statements.
Fair Valuation Methodology
Cash Instruments — These financial assets represent cash in banks or cash invested in liquid money market funds. These investments are valued at par, which represent fair value, and are reported as Level 1.
Securities Owned/Securities Sold But Not Yet Purchased — These financial assets represent investments in fixed income and equity securities.
Fixed income securities which are traded in active markets include on the run treasuries, investment grade debt, asset and mortgage backed securities including TBA’s, and corporate debt. The on the run treasuries and TBA’s are generally traded in active, quoted and highly liquid markets. These assets are generally classified as Level 1. TBA’s which are not issued within the next earliest date for issuance are treated as derivatives and are generally classified as Level 1. As there is no quoted market for investment grade debt, asset and mortgage backed securities, and corporate debt, the Company utilizes observable market factors in determining fair value. These financial instruments are reported as Level 2. In certain circumstances, the Company may utilize unobservable inputs that reflect management’s own assumptions about the assumptions market participants would make. These financial assets are reported as Level 3.
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
Derivatives — In connection with mortgage-backed securities trading, the Company economically hedges its exposure through the use of TBA’s. These TBA’s, which are not due to settle within the next earliest date for settlement, are accounted for as derivatives. These derivatives are traded in an active quoted market and therefore generally classified as Level 1. (See “Derivative Financial Instruments” note for further information regarding the use by the Company of Derivative instruments).

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table summarizes the categorization of the financial instruments within the fair value hierarchy at June 30, 2009:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total

Cash Instruments (1)	$20,291	$—	$—	$20,291
Securities Owned (2)
Corporate Stocks	—	426	—	426
U.S. Government and federal agency obligations	2,102	614,702	—	616,804
State and municipal bonds	—	6	—	6
Corporate obligations	—	18,647	—	18,647
Residential mortgage-backed securities	—	3,390	9,138	12,528
Commercial mortgage-backed securities	—	2,371	13,593	15,964
Other debt obligations	—	3,017	2,870	5,887
Derivatives (2)	22	—	—	22
Investments	—	—	16,687	16,687

Total Financial Assets At Fair Value	$22,415	$642,559	$42,288	$707,262

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total

Securities Sold But Not Yet Purchased (2)
U.S. Government and federal agency obligations	$11,246	$—	$—	$11,246
Corporate obligations	—	4,774	—	4,774
Derivatives (2)	873	—	—	873

Total Financial Liabilities At Fair Value	$12,119	$4,774	$—	$16,893

(1)	Cash instruments include Cash and cash equivalents of $20.2 million and Cash segregated for regulatory purposes of $0.1 million in the condensed consolidated statements of financial condition.

(2)	Unrealized gains/(losses) relating to Derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the condensed consolidated statements of financial condition.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the categorization of the financial instruments within the fair value hierarchy at December 31, 2008:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total

Cash Instruments (1)	$7,847	$—	$—	$7,847
Securities Owned (2)	13,070	581,360	24,381	618,811
Derivatives (2)	11	—	—	11
Investments	—	—	15,398	15,398

Total Financial Assets At Fair Value	$20,928	$581,360	$39,779	$642,067

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total

Securities Sold But Not Yet Purchased (2)	$14,476	$—	$1	$14,477
Derivatives (2)	751	—	—	751

Total Financial Liabilities At Fair Value	$15,227	$—	$1	$15,228

(1)	Cash instruments include Cash and cash equivalents of $7.4 million and Cash segregated for regulatory purposes of $0.5 million in the condensed consolidated statements of financial condition.

(2)	Unrealized gains/(losses) relating to Derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the condensed consolidated statements of financial condition.
The following tables summarize the changes in the Company’s Level 3 financial instruments for the three month period ended June 30, 2009:

		Commercial	Residential
	Other Debt	mortgage-backed	mortgage-backed
(In thousands of dollars)	Obligations	securities	securities	Investments	Total

Balance at March 31, 2009	$2,987	$2,156	$10,830	$15,379	$31,352
Realized gains/(losses) (1)	116	35	(414)	(72)	(335)
Unrealized gains/(losses) (1)	1	—	29	1,074	1,104
Purchases, sales and settlements	(268)	9,882	(3,776)	306	6,144
Transfers in and/or out of Level 3 (2)	34	1,520	2,469	—	4,023

Balance at June 30, 2009	$2,870	$13,593	$9,138	$16,687	$42,288

Unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$(83)	$(409)	$(1,036)	$1,367	$(161)

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the condensed consolidated statements of operations.

(2)	The Company reviews the classification assigned to financial instruments on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur among levels. The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the quarter of the change. During the three month period ended June 30, 2009, there was a net transfer in of approximately $4.0 million to Level 3 based upon assumptions used on prepayment speeds and defaults. These transfers were primarily investment grade performing mortgage and asset backed securities.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the changes in the Company’s Level 3 financial instruments for the three month period ended June 30, 2008:

	Securities
(In thousands of dollars)	owned	Investments	Total

Balance at March 31, 2008	$117,796	$16,860	$134,656
Realized gains/(losses) (1)	(467)	—	(467)
Unrealized gains/(losses) (1)	(122)	290	168
Purchases, issuances and settlements	(61,725)	—	(61,725)
Transfers in and/or out of Level 3 (2)	(9,244)	—	(9,244)

Balance at June 30, 2008	$46,238	$17,150	$63,388

Unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$(1,452)	$4,245	$2,793

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the condensed consolidated statements of operations.

(2)	The Company reviews the classification assigned to financial instruments on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur among levels. The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the quarter of the change. During the three month period ended June 30, 2008, there was a net transfer out of approximately $9.2 million from Level 3. These transfers were primarily investment grade performing mortgage and asset backed securities.
     The following tables summarize the changes in the Company’s Level 3 financial instruments for the six month period ended June 30, 2009:

		Commercial	Residential
	Other Debt	mortgage-backed	mortgage-backed
(In thousands of dollars)	Obligations	securities	securities	Investments	Total

Balance at December 31, 2008	$2,348	$1,165	$20,868	$15,398	$39,779
Realized gains/(losses) (1)	(280)	35	(1,088)	(84)	(1,417)
Unrealized gains/(losses) (1)	7	2	(1,576)	1,076	(491)
Purchases, sales and settlements	761	12,018	(7,640)	297	5,436
Transfers in and/or out of Level 3 (2)	34	373	(1,426)	—	(1,019)

Balance at June 30, 2009	$2,870	$13,593	$9,138	$16,687	$42,288

Unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$(83)	$(409)	$(1,036)	$1,367	$(161)

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the condensed consolidated statements of operations.

(2)	The Company reviews the classification assigned to financial instruments on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur among levels. The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the quarter of the change. During the six month period ended June 30, 2009, there was a net transfer out of approximately $1.0 million from Level 3. These transfers were primarily investment grade performing mortgage and asset backed securities.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the changes in the Company’s Level 3 financial instruments for the six month period ended June 30, 2008:

	Securities
(In thousands of dollars)	owned	Investments	Total

Balance at December 31, 2007	$64,822	$16,913	$81,735
Realized gains/(losses) (1)	(562)	—	(562)
Unrealized gains/(losses) (1)	(1,022)	229	(793)
Purchases, issuances and settlements	(14,795)	8	(14,787)
Transfers in and/or out of Level 3 (2)	(2,205)	—	(2,205)

Balance at June 30, 2008	$46,238	$17,150	$63,388

Unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$(1,452)	$4,245	$2,793

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the condensed consolidated statements of operations.

(2)	The Company reviews the classification assigned to financial instruments on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur among levels. The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the quarter of the change. During the six month period ended June 30, 2008, there was a net transfer out of approximately $2.2 million from Level 3. These transfers were primarily investment grade performing mortgage and asset backed securities.
      6. Securities owned and sold, but not yet purchased
Securities owned and sold, but not yet purchased consist of the following:

	June 30, 2009		December 31, 2008
		Sold, but		Sold, but
		not yet		not yet
(In thousands of dollars)	Owned	purchased	Owned	purchased

Marketable Securities
U.S. Government and federal agency obligations	$616,804	$11,246	$546,436	$14,476
State and municipal bonds	6	—	5	—
Corporate obligations	52,965	4,774	71,581	—
Corporate stocks	426	—	739	1
Derivatives	22	873	11	751
Not Readily Marketable Securities
Investment securities with no publicly quoted market	61	—	50	—

Total	$670,284	$16,893	$618,822	$15,228

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

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      7. Intangible Assets and Goodwill
Intangible Assets

	June 30	December 31
(In thousands of dollars)	2009	2008

Intangible Assets (amortizable):
Broadpoint Securities, Inc. — Acquisition
Gross carrying amount	$641	$641
Accumulated amortization	(276)	(249)

Net carrying amount	365	392

Broadpoint Debt Capital Markets — Customer Relationship
Gross carrying amount	795	795
Accumulated amortization	(213)	(134)

Net carrying amount	582	661

American Technology Research — Customer Relationship
Gross carrying amount	6,960	6,960
Accumulated amortization	(454)	(151)

Net carrying amount	6,506	6,809

American Technology Research — Covenant not to Compete
Gross carrying amount	330	330
Accumulated amortization	(83)	(28)

Net carrying amount	247	302

American Technology Research — Trademarks
Gross carrying amount	100	100
Accumulated amortization	(75)	(25)

Net carrying amount	25	75

Gleacher Partners — Trade Name
Gross carrying amount	7,300	—
Accumulated amortization	(25)	—

Net carrying amount	7,275	—

Gleacher Partners — Backlog
Gross carrying amount	420	—
Accumulated amortization	(50)	—

Net carrying amount	370	—

Gleacher Partners — Non Compete Agreement
Gross carrying amount	700	—
Accumulated amortization	(16)	—

Net carrying amount	684	—

Gleacher Partners — Customer Relationships
Gross carrying amount	6,500	—
Accumulated amortization	(150)	—

Net carrying amount	6,350	—

Total Intangible Assets	$22,404	$8,239

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Customer related intangible assets are being amortized from 3 to 12 years. Covenant not to compete assets are being amortized over 3 years, trademark assets are being amortized from 1 to 20 years, and backlog investment banking projects are being amortized over 0.6 years. Future amortization expense is estimated as follows:

(In thousands of dollars)

2009 (remaining)	$3,141
2010	3,698
2011	3,047
2012	1,928
2013	1,050
2014	1,024
Thereafter	8,516

Total	$22,404

Goodwill

	June 30	December 31
(In thousands of dollars)	2009	2008

Goodwill:
Broadpoint Securities, Inc. — Acquisition	$17,364	$17,364
American Technology Research — Acquisition	7,628	5,919
Gleacher Partners — Acquisition	80,004	—

Total Goodwill	$104,996	$23,283

     8. Investments
The Company’s investment portfolio includes interests in privately held companies. Information regarding these investments has been aggregated and is presented below.

	June 30	December 31
(In thousands of dollars)	2009	2008

Carrying Value
Private	$15,615	$14,321
Employee Investment Funds, net of Company’s ownership interest	1,072	1,077

Total carrying value	$16,687	$15,398

Investment gains were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands of dollars)	2009	2008	2009	2008

Private (net realized and unrealized gains)	$991	$162	$982	$237

Investments in privately held companies include an investment of $15.6 million in FA Technology Ventures L.P. (the “Partnership”). The Company is also committed to invest an additional $1.0 million to the Partnership. The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital. At June 30, 2009 and June 30, 2008, total Partnership capital for all investors in the Partnership equaled $60.2 million and $60.3 million, respectively. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these financial statements, but has only recorded the fair value of its investments. FA Technology Ventures Corporation (“FATV”), a wholly-owned subsidiary, is the investment advisor to the Partnership. Revenues derived from the management of this investment and the Employee Investment Funds (as defined below) for the six-month periods ended June 30, 2009 and 2008 were $0.4 million and $0.6 million in consolidation, respectively. (See “Commitments and Contingencies” note for further information regarding FATV).

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has recorded the employees’ portion of the fair value and related unrealized gains/(losses) associated with its Employee Investment Funds (EIF) on its condensed consolidated financial statements. The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company’s carrying value of the EIF at June 30, 2009 and December 31, 2008 is $0.1 million and $0.1 million, respectively. The Company recorded $0.01 million unrealized loss and $0.01 million unrealized gain on the EIF for the six months and three months ended June 30, 2009, respectively, in Investment Gains on the condensed consolidated statement of operations. The offset $0.01 million unrealized gain and $0.01 million unrealized loss in minority interest in EIF was recorded in Other income on the condensed consolidated statement of operations for the six months and three months ended June 30, 2009, respectively. The Company has outstanding loans of $0.3 million from the EIF and is also committed to loan an additional $0.2 million to the EIF. The effect of recording the EIF on the Company’s condensed consolidated statement of financial condition at June 30, 2009 was to increase Investments by $1.1 million, decrease Receivable from others by $0.3 million and increase Payable to others by $0.8 million. The amounts in Payable to others relates to the value of the EIF owned by employees. (See “Commitments and Contingencies” note for further information regarding EIF).
     9. Receivables from and Payables to Others
Amounts receivable from and payable to others consist of the following:

	June 30	December 31
(In thousands of dollars)	2009	2008

Interest	$4,254	$3,025
Investment advisory fees	3,026	840
Sublease rental income	112	104
Loans and advances from employees	59	115
Management fees	55	27
Others	380	379

Total Receivables to others	$7,886	$4,490

Net Payable to Employees for the Employee
Investment Funds (see “Investments” note)	$792	$797
Drafts payable	320	327
Dividends payable	212	212
Others	105	87

Total Payables to others	$1,429	$1,423

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

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     10. Commitments and Contingencies
Commitments:
FA Technology Ventures
As of June 30, 2009, the Company had a commitment to invest up to an additional $1.0 million in the Partnership. The investment period expired in July 2006, however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees.
The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. The majority of the limited partners of the Partnership are non-affiliates of the Company.
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
As of June 30, 2009, the Company had an additional commitment to invest up to $0.2 million in EIF. The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that this will be funded by the Company through operating cash flow.
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
Mandatory Redeemable Preferred Stock
On June 27, 2008, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”) for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Mandatory Redeemable Preferred Stock, par value $1.00 per share (the “Series B Preferred Stock”) and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. Cash dividends of 10 percent per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012 (see “Mandatory Redeemable Preferred Stock” note).
Gleacher Partners
On June 5, 2009, the Company acquired Gleacher Partners, Inc. (“Gleacher Partners”), an internationally recognized financial advisory boutique best known for advising major corporation in mergers and acquisitions (the “Gleacher Transaction”). Pursuant to the related merger agreement (the “Merger Agreement”), at the closing, the Company paid $10 million in cash and issued 23 million shares of Company Common Stock as merger consideration for all the outstanding shares of Gleacher Partners. Of these shares, 14,542,035 shares were issued to Eric J. Gleacher, the founder and Chairman of Gleacher Partners. All of the shares issued as merger consideration are subject to resale restrictions. The Company is obligated to pay the shareholders an additional $10 million in cash after five years, subject to acceleration under certain circumstances (see “Acquisitions” note).

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contingent Consideration:
On October 2, 2008, the Company acquired 100 percent of the outstanding common shares of American Technology Research Holdings, Inc. (“Broadpoint AmTech”). The purchase price consisted of (i) $10 million in cash, (ii) 2,676,437 shares of common stock of the Company subject to transfer restrictions lapsing ratably over the three years following the closing, and (iii) 323,563 shares of restricted stock to be issued pursuant to the Company’s 2007 Incentive Compensation Plan (the “Purchase Price Plan Shares”). The stock purchase agreement provides that, in the event that Purchase Price Plan Shares are forfeited pursuant to the Company’s 2007 Incentive Compensation Plan (“the Incentive Plan”), shares will be reissued as Company common stock to certain other sellers subject to transfer restrictions as above and not as shares under the 2007 Incentive Compensation Plan. In addition, the stock purchase agreement provides that the sellers have the right to receive earnout payments consisting of approximately 100 percent of the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in such profits, and 50 percent of such profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, which will be subject to transfer restrictions lapsing ratably over the three years following issuance, or 50 percent in restricted stock from the Incentive Plan, subject to vesting based on continued employment with Broadpoint AmTech. Based on the profits earned by Broadpoint AmTech in the first six months of fiscal year 2009, $1.6 million of contingent consideration has been accrued at June 30, 2009, $1.5 million of which has been recorded as additional purchase price (goodwill).
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
     Future minimum annual lease payments, and sublease rental income, are as follows:

	Future
	Minimum	Sublease
	Lease	Rental	Net Lease
(In thousands of dollars)	Payments	Income	Payments

2009 (remaining)	$4,443	$988	$3,455
2010	7,425	1,676	5,749
2011	6,523	1,491	5,032
2012	6,481	1,491	4,990
2013	6,382	1,432	4,950
Thereafter	30,830	1,243	29,587

Total	$62,084	$8,321	$53,763

Litigation:
In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”). The Company acted as placement agent in that sale, and a number of persons who were employees and officers of the Company at that time, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The plaintiffs’ claims were referred back to the Bankruptcy Court for such consideration. In February 2009, the Bankruptcy Court dismissed the motions in their entirety. Plaintiffs have filed a notice of appeal, which would be heard by the District Court. The Company believes that it has strong defenses and intends to vigorously defend itself against the plaintiffs’ claims, and believes the claims lack merit. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period which resolved. The appeal has been stayed pending settlement discussions.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company has taken reserves in its financial statements with respect to legal proceedings to the extent it believes appropriate. However, accurately predicting the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles. Based on currently available information, the Company does not believe that any litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, results of operations and cash flows, although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company’s operating results in that period.
Other:
The Company, during the normal course of business, may guarantee certain debts on behalf of its subsidiaries.
The Company’s subsidiaries utilize various economic hedging strategies to actively manage their market, credit and liquidity exposures. They also may purchase and sell securities on a when-issued basis. At June 30, 2009, the Company’s subsidiaries had no outstanding underwriting commitments, had not purchased or sold any securities on a when-issued basis, had not entered into any purchase agreements on TBA’s, and had entered into sale agreements on TBA’s in the notional amount of $171.4 million.
     11. Mandatory Redeemable Preferred Stock
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

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     12. Subordinated Debt
A select group of management and highly compensated employees are eligible to participate in the Broadpoint Gleacher Securities Group, Inc. Deferred Compensation Plan for Key Employees (the “Key Employees Plan”). The employees enter into subordinated loans with Broadpoint Capital to provide for the deferral of compensation and employer allocations under the Key Employees Plan. The New York Stock Exchange approved Broadpoint Capital’s subordinated debt agreements related to the Key Employees Plan. Pursuant to these approvals, these amounts are allowable in Broadpoint Capital’s computation of net capital. The accounts of the participants of the Key Employees Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Key Employees Plan.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principal debt repayment requirements, which occur on or about April 15th of each year, as of June 30, 2009, are as follows:

(In thousands of dollars)

2009 (remaining)	$—
2010	287
2011	108
2012	208
2013	185
2014 to 2016	409

Total	$1,197

     13. Stockholders’ Equity
Deferred Compensation and Employee Stock Trust
The Company has adopted or may hereafter adopt various nonqualified deferred compensation plans (the “Plans”) for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company. Participants may elect under the Plans to have the value of their Plans Accounts track the performance of one or more investment benchmarks available under the Plans, including Broadpoint Gleacher Securities Group Common Stock Investment Benchmark, which tracks the performance of Broadpoint Gleacher Securities Group, Inc. common stock (“Company Stock”). With respect to the Broadpoint Gleacher Securities Group Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the “Trust”) it has established in connection with meeting its related liability under the Plans. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under its current Plans.
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
Gleacher Transaction
On June 5, 2009, the Company completed the Gleacher Transaction. Pursuant to the related Merger Agreement, at the closing, the Company paid $10 million in cash and issued 23 million shares of Company Common Stock as merger consideration for all the outstanding shares of Gleacher Partners. Of these shares, 14,542,035 shares were issued to Eric J. Gleacher, the founder and Chairman of Gleacher Partners. All of the shares issued as merger consideration are subject to resale restrictions. The Company is obligated to pay the shareholders an additional $10 million in cash after five years, subject to acceleration under certain circumstances (see “Acquisitions” note).
Registration Rights Agreement
On June 5, 2009, upon the closing of the Gleacher Transaction, the Company and Eric J. Gleacher entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement entitles Mr. Gleacher, subject to limited exceptions, to have his shares included in any registration statement filed by the Company in connection with a public offering solely for cash, a right often referred to as a “piggyback registration right”. Mr. Gleacher also has the right to require the Company to prepare and file a shelf registration statement to permit the sale to the public from time to time of the shares of Company common stock that Mr. Gleacher received on the closing of the Gleacher Transaction. However, the Company is not required to file the shelf registration statement until the third anniversary of the closing of the Gleacher Transaction. The Company has agreed to pay all expenses in connection with any registration effected pursuant to the Registration Rights Agreement. The Registration Rights Agreement may be amended with the written consent of the Company and of the holders representing a majority of Company common stock that is registrable pursuant thereto.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     14. Income Taxes
The Company records its income tax provision using the asset and liability method in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, reflected at tax rates expected to be applicable when these temporary differences reverse. Valuation allowances are established if management anticipates that it is more likely than not that some or all of a deferred tax asset will not be realized. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.
The effective tax rate for the three and six months ended June 30, 2009 is 15.1 percent and 25.5 percent, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the Company’s valuation allowance, the impact of Internal Revenue Code Section 382 which limits the use of net operating losses, state and local income taxes, non-deductible expenses such as Mandatory Redeemable Preferred Stock dividends, and a portion of meals and entertainment. The effective tax rate also reflects a $6.0 million discrete benefit due to the tax valuation allowance reduction triggered by the Gleacher Partners acquisition.
The valuation allowance reduction relates specifically to deferred tax liabilities recorded in purchase accounting in connection with the Gleacher transaction. These liabilities are expected to support the realization of an equal amount of the Company’s net deferred tax assets. As a result, the valuation allowance was reduced and recorded as a benefit to the tax provision pursuant to U.S. GAAP. The deferred tax liabilities resulted predominantly from the excess of Gleacher Partners’ book basis over tax basis in the intangible assets recorded as a result of the acquisition (trade name, back log, non-compete agreements, customer relationships). Excluding this discrete item the effective tax rate for the three and six months ended June 30, 2009 would have been 46.7 percent.
Consistent with the prior year end, the Company continues to maintain a full valuation allowance at June 30, 2009. The valuation allowance was established as a result of weighing all positive and negative evidence regarding the realizability of the Company’s deferred tax assets. Management reviews the valuation allowance quarterly and will maintain the valuation allowance until sufficient positive evidence exists to support a reduction. In determining the appropriate valuation allowance, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates and tax planning strategies. Because negative evidence such as cumulative losses in recent periods is afforded more weight than forecasts for future periods, it is management’s conclusion that a full valuation allowance is appropriate at this time. However, if we continue to experience improved profitability, we may be required to release a portion or all of this valuation allowance before the end of this year, possibly as soon as next quarter, although the exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve for the remainder of 2009 and our visibility into future period results. Any reduction of the valuation allowance will be recorded as a tax benefit in the period of the change, which may significantly increase our reported net income. The valuation allowance is approximately $17.9 million at June 30, 2009 and was $24.7 million at December 31, 2008. The change in the valuation allowance is primarily due to the deferred tax liabilities of approximately $6.0 million recorded as part of the Gleacher Partners acquisition.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As a result of the closing of the MatlinPatterson investment transaction on September 21, 2007 the Company underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (“IRC Section 382”). In general, IRC Section 382 places an annual limitation on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. The Company has determined that the limitation on the use of its net operating loss carryforwards is approximately $1.1 million per year. The Company is engaged in a study to finalize this estimate, and any difference is not expected to have a material impact on the financial statements.
The Company reported a tax expense of approximately $2.9 million and $0.8 million for the quarters ended June 30, 2009 and June 30, 2008, respectively. The Company reported a tax expense of approximately $7.2 million and $1.5 million for the six months ended as of June 30, 2009 and June 30, 2008, respectively. Included in the first six months of the 2009 tax provision is approximately $0.04 million in the gross amount of unrecognized tax benefits related to the current year that, if recognized in the future, would affect the effective tax rate.
As of June 30, 2009 and December 31, 2008, the Company had accrued approximately $0.24 million and $0.2 million, respectively, of interest and penalties included as a component of the unrecognized tax benefit.
The Company and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax, primarily relating to New York State and New York City. As of June 30, 2009 and December 31, 2008, with few exceptions, the Company and its subsidiaries were no longer subject to U.S. federal tax or state and local income tax examinations for years before 2004. The Company presently has an ongoing audit with the State of New York.
     15. Stock-Based Compensation Plans
The Company has established equity incentive plans pursuant to which employees and non-employee directors of the Company have been awarded stock options, restricted stock and/or restricted stock units, which expire at various times through April 25, 2017. The following is a recap of all plans as of June 30, 2009:

Shares authorized for issuance	43,493,791

Share awards used:
Stock options granted and outstanding	7,514,444
Restricted stock awards granted and unvested	6,530,611
Restricted stock units granted and unvested	6,984,840
Restricted stock units granted and vested	2,651,936
Restricted stock units committed not yet granted	375,000

Total share awards used	24,056,831

Shares available for future awards	19,436,960

For the six-month periods ended June 30, 2009 and June 30, 2008, total compensation expense for share based payment arrangements was $4.8 million and $3.2 million, respectively. There was no related tax benefit for the six-month periods ended June 30, 2009 and June 30, 2008, respectively. At June 30, 2009, the total compensation expense related to non-vested awards (which are expected to vest) not yet recognized is $27.6 million, which is expected to be recognized over the remaining weighted average vesting period of 3.0 years. At June 30, 2008, the total compensation expense related to non-vested awards not yet recognized was $20.5 million.
The Incentive Plan allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, performance awards, or other stock based awards. The Incentive Plan imposes a limit on the number of shares of the Company’s common stock that may be subject to awards. On February 6, 2008, the Company’s Board of Directors authorized, and on June 5, 2008, the Company’s shareholders approved, an additional 10.675 million shares for issuance pursuant to the Incentive Plan. On April 16, 2009, in connection with amending and restating the Incentive Plan, the Company’s Board of Directors authorized and on June 16, 2009, the Company’s shareholders approved an additional 5 million shares for issuance pursuant to the Incentive Plan. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards, under the plan and under the pre-existing plans, plus the number of shares subject to the award being granted do not exceed the sum of (A) 25 percent of the number of shares of common stock issued and outstanding immediately prior to the grant plus (B) 15.675 million shares.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The 2003 Non-Employee Directors Stock Plan (the “2003 Director Plan”) allows awards in the form of stock options and restricted shares. The 2003 Director Plan imposes a limit on the number of shares of our common stock that may be subject to awards. On April 16, 2009, in connection with amending and restating the 2003 Plan, the Company’s Board of Directors authorized and on June 16, 2009, the Company’s shareholders approved, increasing the number of shares available for issuance from 100,000 to 2,000,000 shares.
The restricted stock units committed, but not yet granted, are based on employment agreements with the Chief Executive Officer and the President and Chief Operating Officer. The employment agreements set forth a vesting schedule for such restricted stock units, and, with respect to certain of such restricted stock units, performance targets as determined by the Board of Directors in consultation with such officer.
Options: Options granted under the plans established by the Company have been granted at not less than fair market value, vest over a maximum of five years, and expire one to ten years after grant date. Unvested options are typically forfeited upon termination. Option transactions for the six-month period ended June 30, 2009, under the plans were as follows:

		Weighted
	Shares Subject	Average Exercise
	to Option	Price

Balance at December 31, 2008	7,390,996	$2.51
Options granted	197,322	4.19
Options exercised	—	—
Options forfeited	(73,874)	8.90

Balance at June 30, 2009	7,514,444	$2.63

At June 30, 2009, 2,688,790 stock options were exercisable and had a remaining average contractual term of 2.3 years and had an intrinsic value of $9,552,957.
The following table summarizes information about stock options outstanding under the plans at June 30, 2009:

	Outstanding			Exercisable
Exercise			Average		Average
Price		Average Life	Exercise		Exercise
Range	Shares	(years)	Price	Shares	Price

$1.43-$2.31	3,850,000	2.7	$1.72	2,566,668	$1.86
$3.00-$4.00	3,500,000	5.5	3.50	—	—
$4.61-$5.80	140,681	4.0	5.42	98,359	5.59
$6.00-$7.17	12,666	4.0	6.47	12,666	6.47
$8.23-$14.98	11,097	2.7	9.80	11,097	9.80

	7,514,444	4.0	$2.63	2,688,790	$2.05

The Black-Scholes option pricing model is used to determine the fair value of options granted. For the six-months ended June 30, 2009, and the twelve-months ended December 31, 2008, significant assumptions used to estimate the fair value of share based compensation awards include the following:

	June 30, 2009	December 31, 2008

Expected term	6.00	6.00
Expected volatility	63.5%	54.0%
Expected dividends	—	—
Risk-free interest rate	2.2%-3.0%	2.1%

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

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted stock awards/Restricted stock units for the period ended June 30, 2009, under the plans were as follows:

		Weighted		Weighted
		Average		Average
		Grant-		Grant Date
	Unvested	Date	Unvested	Fair Value
	Restricted Stock	Restricted	Restricted	Restricted
	Awards	Stock	Stock Units	Stock Unit

Balance at December 31, 2008	7,337,546	$1.90	6,303,214	$1.83
Granted	604,795	3.01	2,052,062	3.70
Vested	(1,270,065)	1.81	(767,936)	1.77
Forfeited	(141,665)	2.13	(602,500)	2.43

Balance at June 30, 2009	6,530,611	$2.01	6,984,840	$2.34

The total fair value of awards vested, based on the fair market value of the stock on the vest date, during the six-month periods ending June 30, 2009 and 2008 was $4.7 million and $0.2 million, respectively.
     16. Net Capital Requirements
Broadpoint Capital is subject to the net capital requirements of Rule 15c3-1 of the Securities and Exchange Act of 1934 as amended (the “Net Capital Rule”), which requires the maintenance of a minimum net capital. Broadpoint Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater. As of June 30, 2009, Broadpoint Capital had net capital, as defined, of $30.5 million and $30.2 million in excess of the $0.25 million required minimum net capital.
Broadpoint AmTech is also subject to the net capital rule which requires the maintenance of minimum net capital of $0.10 million or 6 2/3 percent of aggregate indebtedness, whichever is greater. Aggregate indebtedness to net capital must also not exceed 15:1. At June 30, 2009, Broadpoint AmTech had net capital, as defined, of $1.7 million, which was $1.4 million in excess of its required minimum net capital of $0.3 million. Broadpoint AmTech ratio of aggregate indebtedness to net capital was 2.57:1.
Gleacher Partners LLC is also subject to the net capital rule which requires the maintenance of minimum net capital. Gleacher Partners LLC has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater. As of June 30, 2009, Gleacher Partners LLC had net capital, as defined, of $1.0 million which was $0.8 million in excess of the $0.25 million required minimum net capital.
     17. Derivative Financial Instruments
Market Risk
Derivative financial instruments involve varying degrees of off-balance sheet market risk, whereby changes in the level or volatility of interest rates, or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of the amounts currently reflected in the condensed consolidated statements of financial condition as Securities owned and Securities sold but not yet purchased at fair value, with realized and unrealized gains and losses recognized in principal transactions in the condensed consolidated statements of operations on a trade date basis.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivatives entered into by the Company’s subsidiaries include sale agreements on TBA’s. The subsidiaries enter into derivatives to manage the risk exposure arising from their inventory accounts. The settlement of these transactions is not expected to have a material effect upon the Company’s condensed consolidated financial statements.
Derivative Financial Instruments
SFAS No 161, Disclosures about Derivative Instruments and Hedging Activities, requires recognition of all derivative instruments as either assets or liabilities in the condensed consolidated statement of financial condition and distinguishes derivative instruments designated as fair value hedge, cash flow hedge and hedges of a foreign currency exposure of a net investment in a foreign operation.
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
The Company’s subsidiaries utilize various economic hedging strategies to actively manage their market, credit and liquidity exposures. The subsidiaries also may purchase and sell securities on a when-issued basis. At June 30, 2009, the Company’s subsidiaries had no outstanding underwriting commitments and had not purchased or sold any securities on a when-issued basis. At June 30, 2009, they had sales agreements on TBA’s of $171.4 million with $0.9 million of unrealized losses recorded as Securities sold but not yet purchased at fair value and $0.02 million of unrealized gains recorded in Securities owned on the condensed consolidated statement of financial condition. The gains and losses on the designated hedge derivatives as well as the offsetting gains and losses on the hedged item attributable to the hedged risk are recognized in current earnings in principal transactions in the condensed consolidated statement of operations. During the six-month periods ended June 30, 2009 and June 30, 2008, the Company recorded a loss of $0.3 million and a gain of $0.6 million respectively, related to the TBA’s.
     18. Segment Analysis
In an effort to reflect the Company’s segments in a manner more consistent with the way in which they are managed, the Company commenced reporting five business segments rather than the previously reported three business segments, beginning in the third quarter of 2008. The Equities segment was previously reported as two segments. Equities and Investment Banking and the Fixed Income segment are now reported as two segments, Broadpoint Descap and Debt Capital Markets. Prior period disclosures have been adjusted to conform to this presentation.
The Company provides services and generates revenues through our Broadpoint DESCAP, Debt Capital Markets, Investment Banking, Equities, and Other segments:
•	Broadpoint Descap — Broadpoint Descap provides sales and trading on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs (collateralized loan obligations) and CDOs (collateralized debt obligations), whole loans, swaps, and other securities. Broadpoint Descap generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	Debt Capital Markets — The Company’s Debt Capital Markets team provides sales and trading of corporate debt securities, including bank debt, investment grade and high-yield debt, convertibles, distressed debt and preferred stock. A team of 12 desk analyst professionals provides quantitative and market-based analysis on various credit securities to generate trading ideas for the benefit of the teams’ institutional investor clients. The Debt Capital Markets team also provides execution services for new issue activities and liability management activities including open market repurchases, tender offers and exchange offers. The Company formed the Debt Capital Markets group during the first quarter of 2008.

•	Investment Banking — The Investment Banking team offers a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and corporate finance related matters. In addition, it raises capital for corporate clients through underwritings and private placements of debt and equity securities. The investment banking business includes its restructuring business, comprised of 25 professionals and the recently acquired Gleacher Partners LLC subsidiary.

•	Equities — The Company’s Equities group, operating through its Broadpoint AmTech broker-dealer subsidiary, provides research-driven sales and trading on equity securities and generates revenues through cash commissions on customer trades and hard-dollar fees for research and other services. The groups 17 research professionals develop relationships with corporate management teams of issuers they cover and maintain networks of industry contacts to gain proprietary data points to support investment theses.

•	Other — The Company’s Other segment includes the results from its venture capital business and costs related to corporate overhead and support including various fees associated with legal and settlement expenses. This segment generates venture capital business revenue through the management and investment of venture capital funds.
The Company’s business segments generate two types of revenues. Sales and Trading net revenues consist of revenues derived from commissions, principal transactions, net interest, and other fee related revenues. Investment Banking net revenues consist of revenues derived from a broad range of financial advisory services. Certain expenses not directly associated with specific reportable business segments were not allocated to each reportable business segment’s net profits. These expenses are reflected in the Other segment.
Information concerning operations in these segments is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands of dollars)	2009	2008	2009	2008

Net revenue (including net interest income)

Broadpoint Descap
Sales and Trading	$37,982	$10,572	$65,473	$21,310
Investment Banking	337	49	717	85

Total Broadpoint Descap	38,319	10,621	66,190	21,395

Debt Capital Markets
Sales and Trading	33,253	11,715	64,082	15,415
Investment Banking	2,801	2,205	4,671	2,365

Total Debt Capital Markets	36,054	13,920	68,753	17,780

Equities
Sales and Trading	5,758	1,668	11,865	3,484
Investment Banking	—	426	—	434

Total Equities	5,758	2,094	11,865	3,918

Investment Banking	9,659	6,635	12,599	7,101

Other	2,955	810	3,898	1,229

Total Net Revenue	$92,745	$34,080	$163,305	$51,423

Profit/(loss) before income taxes and discontinued operations
Broadpoint Descap	$14,974	$4,411	$27,964	$9,003
Debt Capital Markets	6,909	1,309	11,073	1,635
Equities	297	(2,162)	615	(4,746)
Investment Banking	2,099	2,435	2,075	470
Other	(5,264)	(6,246)	(13,376)	(15,090)

Profit/(loss) before income taxes and discontinued operations	$19,015	$(253)	$28,351	$(8,728)

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s segments’ financial policies are the same as those described in the “Summary of Significant Accounting Policies” note in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All assets are primarily located in the United States of America.
     19. Related Party Transactions
From time to time, the Company provides Investment Banking services to MatlinPatterson or its affiliated entities, which services are provided by Broadpoint Capital, Inc. in the ordinary course of its business. Investment banking revenue from related parties disclosed on the condensed consolidated statement of operations represents $5.8 million and $6.1 million of fees earned for the six-month periods ended June 30, 2009 and 2008, respectively, and $4.8 million and $5.8 million of fees earned for the three-month periods ended June 30, 2009 and 2008, respectively, for advisory engagements performed for MatlinPatterson or its affiliated entities.
In addition, from time to time, Broadpoint Capital provides brokerage services to MatlinPatterson or its affiliated entities, which services are provided by Broadpoint Capital in the ordinary course of its business. For the six-month periods ended June 30, 2009 and 2008, MatlinPatterson paid $0.2 million and $0.3 million, respectively, and $0.03 million and $0.3 million for the three-month periods ended June 30, 2009 and 2008, respectively, to Broadpoint Capital for such services. This revenue is included in principal transactions in the condensed consolidated statements of operations.
     20. Discontinued Operations
On September 14, 2007, the Company completed an asset sale agreement with DEPFA BANK plc for the sale of the Municipal Capital Markets Group of the Company’s subsidiary, Broadpoint Capital in connection with which the Company recognized a pre-tax gain on sale in the amount of $7.9 million. The Company continues to report the receipt and settlement of pending contractual obligations related to this transaction as discontinued operations.
Amounts reflected as discontinued operations on the condensed consolidated statements of operations are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands of dollars)	2009	2008	2009	2008

Net revenues
Municipal Capital Markets	$—	$76	$42	$99

Total net revenues	—	76	42	99

Expenses

Municipal Capital Markets	7	66	7	74
Fixed Income Middle Markets	—	2	—	4
Private Client Group	(3)	91	(3)	91
Taxable Fixed Income	10	—	10	—

Total expenses	14	159	14	169

Income (loss) before income taxes	(14)	(83)	28	(70)
Income tax expense (benefit)	—	(4)	—	4

Net (Loss)/Income	$(14)	$(79)	$28	$(74)

Municipal Capital Markets
The revenue and expenses for the Municipal Capital Markets division for the three and six-months ended June 30, 2009 and 2008 represents the residual activity of that operation during that time period. No interest has been allocated to Municipal Capital Markets since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed Income Middle Markets
The expense of the Fixed Income Middle Markets division for the three and six-months ended June 30, 2009 and 2008 represents the residual activity of the operations during that time period. No interest has been allocated to Fixed Income Middle Markets since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
Private Client Group
The Private Client Group’s activity for the three and six-months ended June 30, 2009 and June 30, 2008, respectively, relates primarily to legal matters which were related to the operations prior to its disposal. For the periods presented, interest was not allocated to the Private Client Group.
Taxable Fixed Income
The expense of the Taxable Fixed Income Corporate Bond division for the three and six-months ended June 30, 2009 and 2008 represents the residual activity of the operations during that time period. No interest has been allocated to Taxable Fixed Income since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
     21. Restructuring
On October 17, 2007, the Company announced a plan whereby the Company determined that it would outsource certain of its administrative functions, consolidate certain of such functions in its New York City location, and reduce staff in order to properly size its business consistent with its then current levels of activity. In connection with the plan, the Company recognized approximately $2.1 million of expense in the six-month period ended June 30, 2008, of which $1.1 million relates to termination benefits and $1.0 million, is related to occupancy and other expenses. The Company completed its restructuring plan to properly size its infrastructure in the third quarter of 2008.
A summary of restructuring charges incurred as part of this plan are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands of dollars)	2009	2008	2009	2008

Severance	$—	$349	$—	$1,098
Real Estate Exit Costs	—	469	—	819
Asset Impairments	—	51	—	145
Other	—	—	—	1

Total Restructuring Charges	$—	$869	$—	$2,063

In connection with the plan, the Company has a remaining liability of approximately $1.1 million at June 30, 2009, most of which relates to real estate exit/impairment costs. These real estate leases will expire between 2010 and 2015.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the changes in the Company’s liability relating to the plan for the six-month period ended June 30, 2009:

(In thousands of dollars)

Balance at December 31, 2008	$1,416
Sublease Income	437
Real Estate revaluation	197
Payment of exit expenses	(946)

Balance at June 30, 2009	$1,104

     22. Acquisitions
As part of the Company’s strategy of building a premier investment bank though strategic acquisitions, on June 5, 2009, the Company completed the Gleacher Transaction. Pursuant to the related Merger Agreement, at the closing, the Company paid $10 million in cash and issued 23 million shares of Company Common Stock as merger consideration for all of the outstanding shares of Gleacher Partners. Of these shares, 14,542,035 shares were issued to Eric J. Gleacher, the founder and Chairman of Gleacher Partners. All of the shares issued as merger consideration are subject to resale restrictions. The Company is obligated to pay the shareholders an additional $10 million in cash after five years, subject to acceleration under certain circumstances.
The consideration paid by the Company in the Gleacher Transaction was valued at $88.93 million, consisting of cash of $10 million and the Company’s common stock, with a fair value of $69.23 million. Intangible assets purchased by the Company consisted of a trade name ($7.30 million); backlog ($0.42 million); a non-compete agreement ($0.70 million); and customer relationships ($6.50 million). The excess of the cost of the net assets acquired and liabilities assumed representing goodwill and going concern value of $74.01 million, was recognized as an asset on the Company’s condensed consolidated statement of financial condition. In management’s opinion, this goodwill and going concern value reflects the strong presence, reputation and expertise of Gleacher in the advisory business. The combined strength of Broadpoint’s sales, trading and research in fixed income, equity and mortgage and asset-backed securities with Gleacher’s highly respected advisory business creates synergies for both Broadpoint and Gleacher Partners. Under generally accepted accounting principles, Broadpoint is required to record deferred tax liabilities as part of purchase accounting for the Gleacher Partners acquisition. Goodwill was adjusted by $6.0 million to $80.0 million predominantly as the result of the excess of Gleacher Partners’ book basis in its intangible assets (trade name, back-log, non-compete agreements, customer relationships) over their tax basis. Of the total amount recorded to goodwill $6.61 million is expected to be deductible for tax purposes. The business enterprise value of Gleacher Partners was based upon an independent third party valuation. The transaction included terms calling for a post-closing purchase price adjustment equal to the actual net tangible book value compared to the target amount. The Company has established, on the condensed consolidated statement of financial condition, a liability in the amount of $2.16 million with respect to the potential obligation of the Company to pay to the former owners of Gleacher Partners Inc. amounts under this purchase price adjustment feature. In conjunction with this acquisition, related acquisition costs of approximately $0.44 million were incurred and included in Other expenses in the condensed consolidated statement of operations.
For the period June 6, 2009 thru June 30, 2009, Gleacher Partners had net revenues of $0.1 million and a net loss of $0.7 million.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

(In thousands of dollars)
As of	June 5, 2009

Assets
Cash and cash equivalents	$3,440
Receivables	93
Office equipment and leasehold improvements	145
Other assets	368

Total Assets acquired	$4,046

Liabilities
Accounts payable	$458
Accrued expenses	1,430

Total Liabilities assumed	$1,888

Net assets acquired	$2,158

The following table presents pro forma information as if the acquisition of Gleacher Partners had occurred on January 1, 2008:

	Three Months Ended		Six Months Ended
	June 30		June 30

(In thousands of dollars)	2009	2008	2009	2008

Net revenues	$97,054	$34,291	$170,123	$53,862

Total expenses (excluding interest)	75,906	37,047	139,746	65,777

Income (loss) from continuing operations before income taxes	21,148	(2,756)	30,377	(11,915)

Income tax expense	3,057	763	7,416	1,582

Income (loss) from continuing operations	18,091	(3,519)	22,961	(13,497)
Income (loss) from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(14)	(79)	28	(74)

Net income (loss)	$18,077	$(3,598)	$22,989	$(13,571)

     23. Subsequent Events
The Company evaluated subsequent events through August 14, 2009, the date the Company’s condensed consolidated financial statements were issued.
On August 3, 2009, the Company completed the underwritten public offering of its common stock, consisting of 14,000,000 shares issued and sold by the Company and 9,500,000 shares sold by certain of the Company’s existing shareholders pursuant to an effective registration statement. The proceeds to the Company from the offering, net of underwriting discounts and commissions, were approximately $82.7 million before payment of expenses related to the underwriting. The Company will not receive any of the proceeds from the sale of shares by the selling shareholders. The Company has granted to the underwriters a 30-day option to purchase up to an additional 2,000,000 shares, and one of the selling shareholders has granted to the underwriters a 30-day option to purchase up to an additional 1,525,000 shares, in each case to cover over-allotments, if any.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
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
Business Overview
The Company is an independent investment bank providing value-added advice and services to corporations and institutional investors. The Company has rapidly transformed its business by making strategic acquisitions and hires, expanding businesses, increasing productivity and rationalizing its cost structure.
The Company provides services and generates revenues through our Broadpoint DESCAP, Debt Capital Markets, Investment Banking, Equities, and Other segments:
•	Broadpoint Descap — Broadpoint Descap provides sales and trading on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs (collateralized loan obligations) and CDOs (collateralized debt obligations), whole loans, swaps, and other securities. Broadpoint Descap generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients. Broadpoint Descap has not incurred losses from exposure to subprime or “toxic” mortgage-backed securities.

•	Debt Capital Markets — The Company’s Debt Capital Markets team provides sales and trading of corporate debt securities, including bank debt, investment grade and high-yield debt, convertibles, distressed debt and preferred stock. A team of 12 desk analyst professionals provides quantitative and market-based analysis on various credit securities to generate trading ideas for the benefit of the teams’ institutional investor clients. The Debt Capital Markets team also provides execution services for new issue activities and liability management activities including open market repurchases, tender offers and exchange offers. The Company formed the Debt Capital Markets group during the first quarter of 2008.

•	Investment Banking — With the Company’s recently acquired Gleacher Partners LLC subsidiary, it’s a leading corporate advisory firm providing strategic financial advice to corporations globally. The Investment Banking team offers a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and corporate finance related matters. In addition, it raises capital for corporate clients through underwritings and private placements of debt and equity securities. The teams’ investment banking business includes its restructuring business, comprised of 25 professionals. The Company’s acquisition of Gleacher Partners closed on June 5, 2009. Gleacher Partner’s operations had a nominal impact on its second quarter 2009 financial results.

•	Equities — The Company’s Equities group, operating through its Broadpoint AmTech broker-dealer subsidiary, provides research-driven sales and trading on equity securities and generates revenues through cash commissions on customer trades and hard-dollar fees for research and other services. The groups 17 research professionals develop relationships with corporate management teams of issuers they cover and maintain networks of industry contacts to gain proprietary data points to support investment theses. These professionals communicate their views via published research, in person and hosted meetings, conferences and other investor events.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
•	Other — The Company’s Other segment includes the results from its venture capital business and costs related to corporate overhead and support including various fees associated with legal and settlement expenses. This segment generates venture capital business revenue through the management and investment of venture capital funds.
In March 2008, the Company and Broadpoint Capital completed its hiring of 47 employees of the New Jersey-based Fixed Income division of BNY Capital Markets, Inc. and the acquisition of certain related assets. The Company has formed a new Debt Capital Markets division with the new employees that provide sales and trading of corporate debt securities, including bank debt, investment grade debt, high-yield debt, convertibles, distressed debt, and preferred stock. The Debt Capital Markets team also provides execution services for new issue activities and liability management activities, including open market repurchases, tender offers and exchange offers.
On March 4, 2008, the Company completed the sale of 11,579,592 shares of the Company’s common stock in a private placement for $19.7 million, or approximately $1.70 per share. In connection therewith, the Company entered into a stock purchase agreement with MatlinPatterson, Mast, and certain other investors, which required the Company to file a registration statement on Form S-3 for the resale of the shares purchased by the lead investor, Mast, which purchased 7.1 million of the shares issued, on a delayed or continuous basis pursuant to Rule 415 under the Securities Act. Such registration statement was filed and thereafter became effective on April 29, 2008.
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
On June 5, 2009, the Company completed the Gleacher Transaction. Pursuant to the related Merger Agreement, at the closing, the Company paid $10 million in cash and issued 23 million shares of Company Common Stock as merger consideration for all the outstanding shares of Gleacher Partners. Of these shares, 14,542,035 shares were issued to Eric J. Gleacher, the founder and Chairman of Gleacher Partners. All of the shares issued as merger consideration are subject to resale restrictions. The Company is obligated to pay the shareholders an additional $10 million in cash after five years, subject to acceleration under certain circumstances (see “Acquisitions” note to the condensed consolidated financial statements).
On August 3, 2009, the Company completed the underwritten public offering of its common stock, consisting of 14,000,000 shares issued and sold by the Company and 9,500,000 shares sold by certain of the Company’s existing shareholders pursuant to an effective registration statement. The proceeds to the Company from the offering, net of underwriting discounts and commissions, were approximately $82.7 million before payment of expenses related to the underwriting. The Company will not receive any of the proceeds from the sale of shares by the selling shareholders. The Company has granted to the underwriters a 30-day option to purchase up to an additional 2,000,000 shares, and one of the selling shareholders has granted to the underwriters a 30-day option to purchase up to an additional 1,525,000 shares, in each case to cover over-allotments, if any.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
RESTRUCTURING
In 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure with its then current level of activity. As a result, the Company incurred approximately $2.1 million in restructuring costs during the first six months of 2008 and incurred $2.8 million in restructuring costs during the fourth quarter of 2007. The plan included a reduction in IT and operations support headcount, outsourcing the Company’s clearing operations, and eliminating excess office space. The Company completed its restructuring plan to properly size its infrastructure in the third quarter of 2008.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Financial Overview
Three Months Ended June 30, 2009 and 2008
Net revenues for the second quarter of 2009 were $92.7 million, an increase of $58.7 million, or 172 percent, from $34.1 million in the second quarter of 2008. Pre-tax profit from continuing operations in the second quarter was $19.0 million compared to a loss of $0.3 million in the prior year quarter. The Company reported a net profit of $16.1 million, or $0.19 per common share, for the second quarter of 2009, compared to a net loss of $1.1 million, or $0.02 loss per common share, for the second quarter of 2008.

	Three Months Ended
	June 30

(In thousands of dollars)	2009	2008

Revenues:
Principal transactions	$65,264	$20,867
Commissions	4,693	971
Investment banking	8,199	3,529
Investment banking revenue from related party	4,837	5,755
Investment gains	991	162
Interest	11,504	3,176
Fees and other	1,679	629

Total revenues	97,167	35,089
Interest expense	4,422	1,009

Net revenues	92,745	34,080

Expenses (excluding interest):
Compensation and benefits	63,537	26,126
Clearing, settlement and brokerage	1,169	667
Communications and data processing	2,653	2,239
Occupancy and depreciation	1,939	1,549
Selling	1,510	1,016
Restructuring	—	869
Other	2,922	1,867

Total expenses (excluding interest)	73,730	34,333

Income (loss) before income taxes	19,015	(253)

Income tax expense	2,880	763

Income (loss) from continuing operations	16,135	(1,016)
Loss from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	(14)	(79)

Net income (loss)	$16,121	$(1,095)

Net interest income:
Interest income	$11,504	$3,176
Interest expense	4,422	1,009

Net interest income	$7,082	$2,167

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Net Revenue
Net revenue in the second quarter of 2009 was $92.7 million, an increase of $58.7 million, or 172 percent, compared to $34.1 million in the second quarter of 2008. Revenues from principal transactions and commissions were $70.0 million in the second quarter of 2009, an increase of $48.1 million, or 220 percent compared to $21.8 million in the second quarter of 2008, due to increased revenues in the Broadpoint Descap division of $23.3 million, the Debt Capital Markets division of $22.2 million and the Equities division of $2.9 million. Investment Banking revenues of $13.0 million increased $3.8 million, or 40 percent, compared to $9.3 million in the second quarter of 2008, primarily due to an increase in advisory fees. Investment gains of $1.0 million increased $0.8 million compared to $0.2 million in the second quarter of 2008 due to an increase in the value of our investment in our FATV fund. Net interest income of $7.1 million increased by $4.9 million over the second quarter of 2008, primarily due to coupon interest generated on higher inventory levels at Broadpoint Descap and lower financing costs. Fees and other revenues of $1.7 million increased by $1.1 million over the second quarter of 2008, primarily due to an increase in payments received for equity research.
Compensation and Benefits
Compensation and benefits expense of $63.5 million in the second quarter of 2009, an increase of $37.4 million, or 143 percent, compared to $26.1 million in the second quarter of 2008, primarily due to an increase in net revenue of 172 percent. As part of the Company’s compensation structure, compensation levels vary with net revenues.
Non-Compensation Expense
Non-Compensation expenses of $10.2 million increased by $2.0 million, or 24 percent, compared to $8.2 million in the second quarter of 2009. The increase in Clearing, settlement, and brokerage, Communications and data processing, and Selling expenses was primarily driven by increased headcount and activity in the Debt Capital Markets and Broadpoint Descap divisions. The remainder of the increase was in Other expenses and was comprised of expenses associated with the acquisition of Gleacher Partners and the amortization of intangibles related to the Broadpoint AmTech and Gleacher Partners acquisitions. The Company completed its restructuring in the third quarter of 2008. There were no restructuring expenses in the second quarter of 2009 compared to the $0.9 million in restructuring expenses in the second quarter of 2008.
Income Taxes
The Company reported a tax expense of approximately $2.9 million and $0.8 million for the quarters ended June 30, 2009 and 2008, respectively. Included in the tax provision for the three months ended June 30, 2009 is an approximately $0.02 million increase in the gross amount of the unrecognized tax benefits related to the current year that, if recognized in the future, would affect the effective tax rate.
The effective tax rate for the three months ended June 30, 2009 was 15.1 percent. This rate reflects a $6.0 million non-cash income tax benefit related to the acquisition of Gleacher Partners. Excluding this benefit, the effective tax rate would have been 46.7 percent.
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

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Segment Highlights
For presentation purposes, net revenue within each of the businesses is classified as commissions and principal transactions, investment banking, investment gains/(losses), net interest, and other. Commissions and principal transactions include commissions on agency trades and gains and losses from sales and trading activities. Investment banking includes revenue generated from capital raising through underwritings and private placements of equity and debt securities, and financial advisory service fees in regards to mergers and acquisitions, restructuring and corporate finance related matters. Investment gains/(losses) reflect gains and losses on the Company’s investment portfolio. Other revenue reflects management fees received from the partnerships the Company manages and research fees. Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company’s inventory levels. Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

Broadpoint Descap	Three Months Ended June 30
(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$32,453	$9,173	254%
Investment Banking	337	49	588%
Investment Gains/(Losses)	—	—	N/A
Net Interest	5,509	1,375	301%
Other	20	24	(17)%

Total Net Revenue	$38,319	$10,621	261%

Pre-Tax Contribution	$14,974	$4,411	239%

Broadpoint Descap Q2 2009 vs. Q2 2008
Broadpoint Descap net revenues of $38.3 million in the second quarter of 2009 increased $27.7 million, or 261 percent, compared to the second quarter of 2008. Commissions and principal transactions revenue increased $23.3 million, or 254 percent, to $32.5 million due to increased trading volumes and an overall widening of bid/ask spreads in their markets. Net interest increased $4.1 million to $5.5 million due to higher inventory levels and higher coupon paying securities in the portfolio partially offset by inter-company financing charges during the second quarter of 2009 and decreased funding rates.

Debt Capital Markets	Three Months Ended June 30
(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$33,149	$10,935	203%
Investment Banking	2,801	2,205	27%
Investment Gains/(Losses)	—	—	N/A
Net Interest	104	782	(87)%
Other	—	(2)	N/A

Total Net Revenue	$36,054	$13,920	159%

Pre-Tax Contribution	$6,909	$1,309	428%

Debt Capital Markets Q2 2009 vs. Q2 2008
Debt Capital Markets net revenues of $36.1 million in the second quarter of 2009 increased $22.1 million, or 159 percent, compared to $13.9 million in the second quarter of 2008. The $22.2 million increase in commissions and principal transactions revenue was due to widening spreads and increased trading volume. Investment banking revenues increased due to advisory fees, which were partially offset by a decrease in placement fees. Net interest decreased $0.7 million due to lower inventory levels.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Investment Banking	Three Months Ended June 30
(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$—	$31	N/A
Investment Banking	9,648	6,604	46%
Investment Gains/(Losses)	—	—	N/A
Net Interest	—	—	N/A
Other	11	—	N/A

Total Net Revenue	$9,659	$6,635	46%

Pre-Tax Contribution	$2,099	$2,435	(14)%

Investment Banking Q2 2009 vs. Q2 2008
Investment Banking net revenue of $9.7 million increased $3.0 million, or 46 percent, in the second quarter of 2009 compared to $6.6 million in the second quarter of 2008. The increase in investment banking revenue was due to an increase in advisory fees.

Equities	Three Months Ended June 30
(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$4,441	$1,501	196%
Investment Banking	—	426	N/A
Investment Gains/(Losses)	—	—	N/A
Net Interest	6	—	N/A
Other	1,311	167	685%

Total Net Revenue	$5,758	$2,094	175%

Pre-Tax Contribution	$297	$(2,162)	N/A

Equities Q2 2009 vs. Q2 2008
Equities net revenues of $5.8 million increased $3.7 million, or 175 percent, in the second quarter of 2009 compared to the second quarter of 2008, due to the Company’s acquisition of Broadpoint AmTech in October 2008. Broadpoint AmTech replaced our legacy equity business that was unable to generate sufficient revenues to operate profitably. Other revenues increased as a result of payments received related to fee based research.

Other	Three Months Ended June 30
(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$(86)	$198	N/A
Investment Banking	250	—	N/A
Investment Gains/(Losses)	991	162	512%
Net Interest	1,463	10	14,530%
Other	337	440	(23)%

Total Net Revenue	$2,955	$810	265%

Pre-Tax Contribution	$(5,264)	$(6,246)	16%

Other Q2 2009 vs. Q2 2008
Other net revenue of $3.0 million increased $2.1 million, or 265 percent, in the second quarter of 2009 compared to the second quarter of 2008. Investment gains increased $0.8 million due to an increase in the value of our investment in our FATV fund. The $1.5 million increase in net interest revenues in the second quarter of 2009 compared to the second quarter of 2008 was primarily due to an increase in inter-company financing of the activities of the other business segments.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Financial Overview
Six Months Ended June 30, 2009 and 2008
Net revenues for the first six months of 2009 were $163.3 million, an increase of $111.9 million, or 218 percent, from $51.4 million reported in the first six months of 2008. The Company reported a net profit of $21.1 million or $0.27 per common share for the first six months of 2009 compared to a net loss of $10.3 million or $0.16 loss per common share for the first six months of 2008. Pre-tax income from continuing operations in the first six months of 2009 was $28.4 million compared to a loss of $8.7 million in the prior year period.

	Six Months Ended
	June 30
(In thousands of dollars)	2009	2008

Revenues:
Principal transactions	$117,305	$34,805
Commissions	9,595	1,251
Investment banking	12,459	3,824
Investment banking revenue from related party	5,767	6,130
Investment gains	982	237
Interest	22,152	7,851
Fees and other	3,169	1,153

Total revenues	171,429	55,251
Interest expense	8,124	3,828

Net revenues	163,305	51,423

Expenses (excluding interest):
Compensation and benefits	115,944	43,279
Clearing, settlement and brokerage costs	1,981	1,054
Communications and data processing	4,940	3,899
Occupancy and depreciation	3,727	3,106
Selling	2,794	2,087
Restructuring	—	2,063
Other	5,568	4,663

Total expenses (excluding interest)	134,954	60,151

Income (loss) before income taxes	28,351	(8,728)

Income tax expense	7,237	1,536

Income (loss) income from continuing operations	21,114	(10,264)
Income (loss) income from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	28	(74)

Net income (loss)	$21,142	$(10,338)

Net interest income:
Interest income	$22,152	$7,851
Interest expense	8,124	3,828

Net interest income	$14,028	$4,023

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Net Revenue
Net revenue in the first six months of 2009 was $163.3 million, an increase of $111.9 million, or 218 percent, compared to $51.4 million in the first six months of 2008. Revenues from principal transactions and commissions in the first six months of 2009 were $126.9 million, an increase of $90.8 million, or 252 percent, compared to $36.1 million in the first six months of 2008, due to increased revenues in the Broadpoint Descap division of $35.6 million, the Debt Capital Markets division, which commenced operations in March 2008, of $49.4 million, and the Equities division of $6.2 million. Investment Banking revenues of $18.2 million increased $8.3 million, or 83 percent, compared to the $10.0 million in the first six months of 2008 due to an increase in advisory fees. Net interest income of $14.0 million, increased by $10.0 million over the prior year period, primarily due to coupon interest generated on higher inventory levels at Broadpoint Descap and lower financing costs. Fees and other revenues of $3.2 million increased by $2.0 million over the prior year period, primarily due to an increase in payments received for equity research.
Compensation and Benefits
Compensation and benefits expense of $115.9 million in the first six months of 2009, increased $72.7 million, or 168 percent, compared to $43.3 million in the first six months of 2008, primarily due to an increase in net revenue of 218 percent. As part of the Company’s compensation structure, compensation levels vary with net revenues.
Non-Compensation Expense
Non-Compensation expenses of $19.0 million increased by $2.1 million, or 13 percent, compared to $16.9 million in the first six months of 2009. The increase in Clearing, settlement, and brokerage, Communications and data processing, and Selling expenses was primarily due to the fact that the Debt Capital Markets division had been operating for a full six months in the first six months of 2009, the group commenced operations in March of 2008 and therefore did not have a full six months activity for the same period in 2008. These expenses also increased, in part, due to increased headcount and activity in the Debt Capital Markets and Broadpoint Descap divisions. The remainder of the increase was in Other expense and was comprised of expenses associated with the acquisition of Gleacher Partners and the amortization of intangibles related to the Broadpoint AmTech and Gleacher Partners acquisitions. The Company completed its restructuring in the third quarter of 2008. There were no restructuring expenses in the first six months of 2009 compared to the $2.1 million in restructuring expenses in the first six months of 2008.
Income Taxes
The Company reported a tax expense of approximately $7.2 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively. Included in the tax provision for the six months ended June 30, 2009 is an approximately $0.04 million increase in the gross amount of unrecognized tax benefits related to the current year that, if recognized in the future, would affect the effective tax rate.
The effective tax rate for the six months ended June 30, 2009 was 25.5 percent. This rate reflects a $6.0 million non-cash income tax benefit related to the acquisition of Gleacher Partners. Excluding this benefit, the effective tax rate would have been 46.7 percent.
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

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Segment Highlights
For presentation purposes, net revenue within each of the businesses is classified as commissions and principal transactions, investment banking, investment gains/(losses), net interest, and other. Commissions and principal transactions include commissions on agency trades and gains and losses from sales and trading activities. Investment banking includes revenue generated from capital raising transactions of equity and debt securities, fees for strategic advisory, fees for restructuring and recapitalization services and valuations of structured products. Investment gains/(losses) reflect gains and losses on the Company’s investment portfolio. Other revenue reflects management fees received from the partnerships the Company manages and research fees. Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company’s inventory levels. Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

Broadpoint Descap	Six Months Ended June 30
(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$53,841	$18,242	195%
Investment Banking	717	85	744%
Investment Gains/(Losses)	—	—	N/A
Net Interest	11,607	3,026	284%
Other	25	42	(40)%

Total Net Revenue	$66,190	$21,395	209%

Pre-Tax Contribution	$27,964	$9,003	211%

Broadpoint Descap YTD 2009 vs. YTD 2008
Broadpoint Descap net revenues of $66.2 million increased $44.8 million, or 209 percent, compared to the first six months of 2008. Commissions and principal transactions revenue increased $35.6 million, or 195 percent, to $53.8 million due to increased trading volumes and an overall widening of bid/ask spreads in their markets. Net interest increased $8.6 million to $11.6 million due to higher inventory levels and higher coupon paying securities in the portfolio partially offset by inter-company financing charges and decreased funding rates.

Debt Capital Markets	Six Months Ended June 30
(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$63,806	$14,447	342%
Investment Banking	4,671	2,365	98%
Investment Gains/(Losses)	—	—	N/A
Net Interest	276	968	(71)%
Other	—	—	N/A

Total Net Revenue	$68,753	$17,780	287%

Pre-Tax Contribution	$11,703	$1,635	616%

Debt Capital Markets YTD 2009 vs. YTD 2008
Debt Capital Markets net revenues of $68.8 million in the first six months of 2009 increased $51.0 million, or 287 percent, compared to $17.8 million in the first six months of 2008, which only included four months of activity as the Debt Capital Market segment began to operate in March 2008. The $49.4 million increase in commissions and principal transactions revenue was due to widening bid/ask spreads and increased trading volume. Investment banking revenues increased $2.3 million due to an increase in advisory fees. Net interest decreased $0.7 million due to lower inventory levels.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Investment Banking	Six Months Ended June 30
(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$—	$31	N/A
Investment Banking	12,588	7,070	78%
Investment Gains/(Losses)	—	—	N/A
Net Interest	—	—	N/A
Other	11	—	N/A

Total Net Revenue	$12,599	$7,101	77%

Pre-Tax Contribution	$2,075	$470	341%

Investment Banking YTD 2009 vs. YTD 2008
Investment Banking net revenue of $12.6 million in the first six months of 2009 increased $5.5 million, or 77 percent, compared to $7.1 million in the first six months of 2008. The increase in revenues is due to an increase in advisory fees.

Equities	Six Months Ended June 30
(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$9,281	$3,128	197%
Investment Banking	—	434	N/A
Investment Gains/(Losses)	—	—	N/A
Net Interest	15	—	N/A
Other	2,569	356	622%

Total Net Revenue	$11,865	$3,918	203%

Pre-Tax Contribution	$615	$(4,746)	N/A

Equities YTD 2009 vs. YTD 2008
Equities net revenues of $11.9 million increased $7.9 million, or 203 percent, in the first six months of 2009 compared to the first six months of 2008, due to the Company’s acquisition of Broadpoint AmTech in October 2008. Broadpoint AmTech replaced our legacy equity business that was unable to generate sufficient revenues to operate profitably. Other revenues increased as a result of payments received related to fee based research provided by Broadpoint AmTech.

Other	Six Months Ended June 30
(In thousands of dollars)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$(28)	$208	N/A
Investment Banking	250	—	N/A
Investment Gains/(Losses)	982	237	314%
Net Interest	2,130	29	7,245%
Other	564	755	(25)%

Total Net Revenue	$3,898	$1,229	217%

Pre-Tax Contribution	$(13,376)	$(15,090)	11%

Other YTD 2009 vs. YTD 2008
Other net revenue of $3.9 million increased $2.7 million, or 217 percent, compared to $1.2 million in the first six months of 2008. Investment Gains increased $0.7 million due to an increase in the value of our investment in our FATV fund. The $2.1 million increase in net interest was primarily due to inter-company financing of the activities of the other business segments.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Liquidity and Capital Resources
At June 30, 2009, the Company had cash and cash equivalents of $20.2 million, compared to $7.4 million at December 31, 2008. Subsequent to June 30, 2009, the Company received proceeds in the amount of $82.7 million, prior to payment of certain expenses, related to the public offering described below. This amount does not include the underwriters’ exercise of the over-allotment option.
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
On March 4, 2008, the Company completed the sale of 11,579,592 shares of the Company’s common stock in a private placement for $19.7 million, or approximately $1.70 per share. In connection therewith, the Company entered into a stock purchase agreement with MatlinPatterson, Mast, and certain other investors, which required the Company to file a registration statement on Form S-3 for the resale of the shares purchased by the lead investor, Mast, which purchased 7.1 million of the shares issued, on a delayed or continuous basis pursuant to Rule 415 under the Securities Act. Such registration statement was filed and thereafter became effective on April 29, 2008.
On June 27, 2008, the Company entered into a Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of the Series B Preferred Stock, and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. The Preferred Stock Purchase Agreement and the Series B Preferred Stock include, among other things, negative covenants and other rights with respect to the operations, actions and financial condition of the Company and its subsidiaries so long as the Series B Preferred Stock remains outstanding. Cash dividends of 10 percent per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012 (see “Mandatory Redeemable Preferred Stock” note of the condensed consolidated financial statements).
On August 3, 2009, the Company completed the underwritten public offering of its common stock consisting of 14,000,000 shares issued and sold by the Company and 9,500,000 shares sold by certain of the Company’s existing shareholders pursuant to an effective registration statement. The proceeds to the Company from the offering, net of underwriting discounts and commissions, were approximately $82.7 million before payment of expenses related to the underwriting. The Company will not receive any of the proceeds from the sale of shares by the selling shareholders. The Company has granted to the underwriters a 30-day option to purchase up to an additional 2,000,000 shares, and one of the selling shareholders has granted to the underwriters a 30-day option to purchase up to an additional 1,525,000 shares, in each case to cover over-allotments, if any.
Regulatory
As of June 30, 2009, each of the Company’s three registered broker-dealer subsidiaries, Broadpoint Capital Inc., Broadpoint AmTech., and Gleacher Partners LLC were in compliance with the net capital requirements of the Securities and Exchange Commission. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or even maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of June 30, 2009, Broadpoint Capital had net capital of $30.5 million, which exceeded minimum net capital requirements by $30.2 million, Broadpoint AmTech had net capital of $1.7 million, which exceeded minimum net capital requirements by $1.4 million, and Gleacher Partners LLC had net capital of $1.0 million which exceeded net capital requirements by $0.8 million.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Derivatives
The Company’s subsidiaries utilize various economic hedging strategies to actively manage their market, credit and liquidity exposures. The subsidiaries also may purchase and sell securities on a when-issued basis. At June 30, 2009, they had no outstanding underwriting commitments, had not purchased or sold any securities on a when-issued basis, had not entered into any purchase agreement on TBA’s, and had entered into sale agreements on TBA’s in the notional amount of $171.4 million.
Investments and Commitments
As of June 30, 2009, the Company had a commitment to invest up to an additional $1.0 million in the Partnership. The investment period expired in July 2006; however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. The majority of the limited partners of the Partnership are non-affiliates of the Company.
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
As of June 30, 2009, the Company had an additional commitment to invest up to $0.2 million in EIF. The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that this will be funded by the Company through operating cash flow.
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
On June 5, 2009, the Company completed the Gleacher Transaction. Pursuant to the related Merger Agreement, at the closing, the Company paid $10 million in cash and issued 22,401,712 of the 23 million shares of Company Common Stock as merger consideration for all the outstanding shares of Gleacher Partners. Of these shares, 14,542,035 shares were issued to Eric J. Gleacher, the founder and Chairman of Gleacher Partners. All of the shares issued as merger consideration are subject to resale restrictions. The Company is obligated to pay the shareholders an additional $10 million in cash after five years, subject to acceleration under certain circumstances.
Contingent Consideration
On October 2, 2008, the Company acquired 100 percent of the outstanding common shares of Broadpoint AmTech. Per the stock purchase agreement, the sellers are entitled to receive future contingent consideration consisting of approximately 100 percent of the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in profits. The Sellers are also entitled to receive earn-out payments consisting of 50 percent of such profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, subject to transfer restrictions lapsing ratably over the three years following issuance, or 50 percent in restricted stock from the Incentive Plan, subject to vesting based on continued employment with Broadpoint AmTech.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
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
Intangible Assets
As of June 30, 2009, $105.0 million of goodwill and $22.4 million of amortizable customer intangibles have been recorded on Broadpoint Gleacher Securities Group, Inc.’s condensed consolidated financial statements.
Intangible assets consist predominantly of customer related intangibles and goodwill related to the acquisitions of Broadpoint Securities, Broadpoint AmTech, Gleacher Partners, and the Debt Capital Markets Division. These intangible assets were allocated to the Company’s Other business reporting segment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized. The Company reviews its goodwill on an annual basis in order to determine whether its value is impaired. In addition to annual testing, goodwill is also tested for impairment at the time of a triggering event requiring re-evaluation, if one were to occur. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses Income and Market approaches to determine fair value of the reporting unit. The Income approach applies a discounted cash flow analysis based on management’s projections, while the Market approach analyzes and compares the operating performance and financial condition of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required the Company will continue to perform impairment and goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2008, as a result of the annual impairment testing, the goodwill related to the acquisition of Broadpoint Securities was determined not to be impaired. The Company did not perform any impairment testing during the six months ended June 30, 2009.
Income Taxes
The Company’s effective tax rate is impacted by a variety of factors including fluctuations in projected earnings, changes in the statutory tax rates to which the Company’s operations are subject, settlements or changes to FIN 48 uncertain tax positions and changes in the Company’s valuation allowance.
At June 30, 2009, the Company had a valuation allowance against its deferred tax assets. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
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
Any valuation allowance reduction will not affect the amount of cash paid for income taxes. Because we expect our recorded tax rate to increase in subsequent periods following a significant reduction of the valuation allowance, our net income will be negatively affected in periods following the reduction.
OFF-BALANCE SHEET ARRANGMENTS
Information concerning the Company’s off balance sheet arrangements are included in the Contractual Obligations section which follows, except as set forth in the “Derivative Financial Instruments” note to the unaudited condensed consolidated financial statements.
CONTRACTUAL OBLIGATIONS
The following table sets forth these contractual obligations by fiscal year:

								All
(In thousands of dollars)	Total	2009	2010	2011	2012	2013	Thereafter	Others

Operating leases (net of sublease rental income)(1)	$53,763	$3,455	$5,749	$5,032	$4,990	$4,950	$29,587	$—
Partnership and employee investment funds commitments (2)	1,200	1,200	—	—	—	—	—	—
Mandatory Redeemable Preferred Stock (3)	35,630	1,250	2,500	2,500	29,380	—	—	—
Subordinated debt (4)	1,197	—	287	108	207	185	410	—
Merger Agreement commitment(5)	10,000	—	—	—	—	—	10,000	—
Liabilities from unrecognized tax benefits (6)	3,575	—	—	—	—	—	—	3,575

Total	$105,365	$5,905	$8,536	$7,640	$34,577	$5,135	$39,997	$3,575

(1)	The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2021 (see “Commitment and Contingencies” note to the unaudited condensed consolidated financial statements).

(2)	The Company has a commitment to invest in FA Technology Ventures L.P. (the “Partnership”) and an additional commitment to invest in funds that invest in parallel with the Partnership (see “Commitment and Contingencies” note to the unaudited condensed consolidated financial statements).

(3)	In connection with the Series B Preferred Stock effective June 27, 2008, the holders of Series B Preferred Stock are entitled to receive cash dividend of 10 percent per annum, payable quarterly, as well as dividends at rate of 4 percent per annum which accrue and are cumulative, if not otherwise paid quarterly at the option of the Company. The Company is required to redeem all of the Series B Preferred Stock on or before June 27, 2012 at the Redemption Price (see “Mandatory Redeemable Preferred Stock” note to the unaudited condensed consolidated financial statements).

(4)	A select group of management and highly compensated employees are eligible to participate in the Key Employees Plan. The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Key Employee Plan. The accounts of the participants of the Key Employees Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Key Employees Plan.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

(5)	In connection with the acquisition of Gleacher Partners Inc., the Company has agreed to pay $10 million to the Selling Parties five years after closing the Transaction, subject to acceleration under certain circumstances (see “Commitment and Contingencies” note to the unaudited condensed consolidated financial statements).

(6)	At June 30, 2009, the Company had a reserve for unrecognized tax benefits including related interest of $3.6 million. The Company is unable at this time to estimate the periods in which potential cash outflows relating to these liabilities would occur because the timing of the cash flows are dependent upon audit by the relevant taxing authorities. The Company presently has an ongoing audit with the State of New York. Management does not expect any significant change in unrecognized tax benefits in the next twelve months.
NEW ACCOUNTING STANDARDS
In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, the Company applied the provisions of FASB 141(R) to business combinations occurring after January 1, 2009. The adoption of SFAS 141(R) resulted in approximately $0.44 million of certain acquisition related costs that were not otherwise capitalized in 2009, but were recognized separately and expensed as incurred.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods. The adoption of SFAS 160 did not have a material effect on the Company’s condensed consolidated financial statements.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s condensed consolidated financial statements.
In April of 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date for FSP 142-3 is for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not impact the Company’s condensed financial statements.
In June 2008, FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 applies to the calculation of earnings per share under SFAS No. 128 “Earnings Per Share” for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The effective date for EITF 03-6-1 is for fiscal years beginning after December 15, 2008. EITF 03-6-1 was not applicable to the Company for the period ended June 30, 2009.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
On October 10, 2008, the FASB issued FAP No 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies how SFAS 157, Fair Value Measurements, should be applied when valuing securities in markets that are not active. The adoption of FSP 157-3, effective September 30, 2008, did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 require public entities to provide additional disclosures about transfers of financial assets and require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 were adopted for the Company’s year end consolidated financial statements as of December 31, 2008 and did not affect the Company’s condensed statement of financial condition, results of operations or cash flows as they require only additional disclosures.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). Under FSP FAS 115-2 and FAS 124-2, only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Currently, the entire other-than-temporary impairment is recognized in current period earnings. FSP FAS 115-2 and FAS 124-2 is effective for periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require that the fair value disclosures prescribed by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” be included in financial statements prepared for interim periods. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009. The Company adopted the interim disclosure about fair value of financial instruments during the second quarter 2009 and it did not have a material effect on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly. Specifically, FSP No FAS 157-4 lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The adoption of FSP FAS 157-4 during the second quarter did not have a material impact on the Company’s condensed consolidated financial statements.
In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending June 15, 2009.
In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets”, an amendment of FASB No. 140 (“SFAS 166”). SFAS 166 improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. SFAS 166 modifies the financial-components approach used in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. SFAS 166 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact of SFAS 167 on the Company’s condensed consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
In June 2009, The FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise variable interest or interest give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, SFAS 167 amends FASB Interpretation No. 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 also amends certain guidance in FASB Interpretation No. 46(R) for determining whether an entity is a variable interest entity and to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 amends FASB Interpretation No. 46(R) to require enhanced disclosures and more transparent information about an enterprise’ s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact of SFAS 167 on the Company’s condensed consolidated financial statements.
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification” (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No 162. The Codification will become the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernment entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature that are included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently assessing the impact of SFAS 168 on the Company’s condensed consolidated statement of financial condition and results of operations.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
MARKET RISK
Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and equity prices, changes in the implied volatility of interest rates and equity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company’s market risk management procedures extends beyond derivatives to include all market-risk-sensitive financial instruments. The Company’s exposure to market risk is directly related to trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients.
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

(In thousands of dollars)	2009	2010	2011	2012	2013	Thereafter	Total

Fair value of securities
Corporate bonds	$2	$13,607	$—	$207	$2,348	$32,027	$48,191
State and municipal bonds	1	—	—	—	—	5	6
US Government and federal agency obligations	25	282	(6,260)	2,473	(655)	608,842	604,707

Subtotal interest rate sensitive financial instruments	28	13,889	(6,260)	2,680	1,693	640,874	652,904

Equity securities	426	—	—	—	—	—	426
Investments (1)	15,615	—	—	—	—	—	15,615
Other	61	—	—	—	—	—	61

Fair value of securities	$16,130	$13,889	$(6,260)	$2,680	$1,693	$640,874	$669,006

Notional amount of derivatives (2)	—	—	—	—	—	(171,356)	(171,356)

Fair value of interest rate sensitive financial instruments and notional amount of derivatives	$16,130	$13,889	$(6,260)	$2,680	$1,693	$469,518	$497,650

(1)	Investments exclude the consolidation of the Employee Investment Fund in the amount of $1.1 million (see “Investments” note to the condensed consolidated financial statements).

(2)	TBA contracts have a maturity of two to three months. The underlying mortgage pools maturity is shown in the table.
The following is a discussion of the Company’s primary market risk exposures as of June 30, 2009, including a discussion of how those exposures are currently managed.
Interest Rate Risk
Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. These financial instruments include corporate debt securities, mortgage-backed and asset-backed securities, government securities and government agency securities. In connection with trading activities, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve. The Company’s fixed income activities also expose it to the risk of loss related to changes in credit spreads. The Company’s exposure to residential mortgage-backed agency securities is reduced through the forward sale of such TBA contracts and government securities as represented by the notional amount of derivatives.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net inventory positions. The fair market value of these securities included in the Company’s inventory at June 30, 2009 was $652.9 million and $190.4 million at June 30, 2008. Interest rate risk is estimated as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates. At June 30, 2009, the potential change in fair value using a yield to maturity calculation and assuming this hypothetical change was $36.5 million and at June 30, 2008, it was $9.0 million. The actual risks and results of such adverse effects may differ substantially.
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
Marketable equity securities included in the Company’s inventory, which were recorded at a fair value of $0.4 million in securities owned at June 30, 2009 and $1.4 million in securities owned at June 30, 2008, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by stock exchanges and amounts to $0.04 million at June 30, 2009 and $0.1 million at June 30, 2008. The Company’s investment portfolio excluding the consolidation of the Employee Investment Fund at June 30, 2009 and 2008 had a fair market value of $15.6 million and $14.3 million, respectively. Equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations and for the Company’s investment portfolio excluding the consolidation of the Employee Investment Funds amounted to $1.6 million at June 30, 2009 and $1.4 million at June 30, 2008. There can be no assurance that the Company’s actual losses due to its equity price risk will not exceed the amounts indicated above. The actual risks and results of such adverse effects may differ substantially.
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

BROADPOINT GLEACHER SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
Agency and principal securities transactions with customers of the Company’s subsidiaries are cleared through third party clearing agreements on a fully disclosed basis. Under these agreements, the clearing agents settle these transactions on a fully disclosed basis, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.
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

Item 4. Controls and Procedures
As of the end of the period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
We have excluded from our assessment of internal controls, the controls and procedures acquired as a result of the Gleacher Transaction. These controls are not required to be included in management’s evaluation of internal controls as of June 30, 2009, since the transaction took place on June 5, 2009. Gleacher Partners LLC is a consolidated subsidiary of Broadpoint Gleacher Securities Group, Inc. whose total assets and net revenues comprise less than 0.5 percent of the related consolidated statement amounts as of and for the quarter ended June 30, 2009.

Part II-Other Information
Item 1. Legal Proceedings
In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was approved by the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”). The Company acted as placement agent in that sale, and a number of persons who were employees and officers of the Company at that time, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The plaintiffs’ claims were referred back to the Bankruptcy Court for such consideration. In February 2009, the Bankruptcy Court dismissed the motions in their entirety. Plaintiffs have filed a notice of appeal, which would be heard by the District Court. The Company believes that it has strong defenses and intends to vigorously defend itself against the plaintiffs’ claims, and believes the claims lack merit. However, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations and cash flows in the period which resolved. The appeal has been stayed pending settlement discussions.
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
The Company has taken reserves in its financial statements with respect to legal proceedings to the extent it believes appropriate. However, accurately predicting the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles. Based on currently available information, the Company does not believe that any litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, results of operations and cash flows, although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company’s operating results in that period.
Item 1A. Risk Factors
Our business and operations entail a variety of serious risks and uncertainties. You should carefully consider the risk factors described below and in our other public reports. If any of the following risks actually occur, our financial condition or results of operations could be materially and adversely affected. These risk factors are intended to highlight factors that may affect our business, financial condition and results of operations and are not meant to be an exhaustive discussion. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect us.

Company Risks
Difficult market conditions have adversely affected and may continue to adversely affect our business in many ways. Our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the U.S. and elsewhere around the world. Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. These conditions have materially and adversely changed over the prior twelve to eighteen months in unprecedented ways, characterized by substantial funding and liquidity pressures, substantial volatility, decreased values in nearly all asset classes, and a significant reduction in business, consumer and investor confidence. The U.S. and global economies have entered a deep recession. Many companies in a broad range of industries are in serious financial jeopardy due to decreased consumer spending, business activity and liquidity in the credit markets. These conditions have also changed the broader landscape of the financial services industry, causing several industry-leading institutions to fail or merge their businesses.
Despite the various initiatives and actions that the U.S. and other governments and banks have implemented since the financial deterioration began, asset values and consumer and investor confidence are still low and the liquidity crisis remains. These and other conditions could limit our access to funding as well as increase our cost of funding, and could limit our ability to engage in certain activities. These effects likely will continue until market conditions substantially improve.
Weakness in the equity and fixed income markets and diminished trading volume of securities could adversely impact our sales and trading business. As liquidity in the trading markets for debt securities has diminished, “spreads,” or the difference between the bid and ask prices for a security, have widened, creating the opportunity for higher margins per trade. This widening of spreads has been one source of revenue growth for us, and if spreads narrow, our revenues could be adversely affected. In addition, continued industry-wide declines in the size and number of underwritings and mergers and acquisitions also would likely have an adverse effect on our revenues, our growth and prospects. In addition, reductions in the trading prices for equity securities also tend to reduce the dollar value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. Our revenues would likely decline in those circumstances and, if we were unable to reduce expenses at the same pace, our profit margin would erode. In addition, in the event of extreme market events, such as a recurrence of the global credit crisis, we could incur substantial risk of loss due to market volatility.
Our business is also significantly affected by interest rates, which can change suddenly and unexpectedly. For example, a significant increase in interest rates would result in a decrease in the level of customer activity, increase our cost of funding, likely would decrease new issues in the debt capital markets and create a business environment in which M&A activity decreases. Any of these results would increase our costs or decrease our revenues.
We have incurred losses in recent periods and may incur losses in the future. We have incurred losses in recent periods. We recorded a net loss of $17.4 million for the year ended December 31, 2008, a net loss of $19.5 million for the year ended December 31, 2007 and a net loss of $44.0 million for the year ended December 31, 2006. In recent years, we have experienced declines in revenues generated by certain of our key segments, including Equities and Other. We may incur losses and further declines in revenue in future periods. While we recorded net income for each of our last three fiscal quarters, we may not be able to maintain profitability. If we incur additional losses and are unable to raise funds to finance those losses, our liquidity and ability to operate would be adversely affected.
Our recent improvements in financial results may not be representative of future results. We have engaged in a restructuring of our business over the last eighteen months. In the past three fiscal quarters, we have experienced significant improvements in our operating results. These improvements, we believe, have resulted from a combination of our restructuring efforts and market conditions favorable to our realigned business operations. We may not be able to maintain these profitable results, either because we fail to adequately capitalize on market conditions or because market conditions become adverse to our business model.
We may be unable to fully capture the expected value from acquisitions and investments and personnel. We currently expect to grow through acquisitions and through strategic investments, as well as through internal expansion. To the extent we make acquisitions or enter into combinations, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients and business partners. In addition, acquisitions may involve the issuance of additional shares of our common stock, which may dilute our shareholders’ ownership of our firm, or the use of cash or borrowing capacity, which may impact our funding and liquidity following the acquisition. Furthermore, acquisitions could entail a number of risks, including problems with the effective integration of operations, inability to maintain key pre-acquisition business relationships, increased operating costs, exposure to unanticipated liabilities and difficulties in realizing projected efficiencies, synergies and cost savings. For instance, we recently closed our acquisition of Gleacher Partners, Inc., and we believe that the completion of this merger will confer substantial benefits on us. However, Gleacher Partners has only been a part of our organization for a short period of time and we may not obtain the anticipated benefits. We may not be able to integrate successfully with Gleacher Partners, any of our other recent acquisitions or any businesses we acquire in the future. Further, we may not be able to derive the benefits anticipated from these acquisitions, including the growth opportunities anticipated to be derived from the Gleacher Partners merger. If we are not able to integrate successfully our past and future acquisitions, there is a risk that our results of operations may be materially and adversely affected. Also, expansions or acquisitions divert our management’s attention from our other operations.

In connection with acquisitions, we have recorded a significant amount of goodwill and intangible assets. At June 30, 2009, intangibles and goodwill represented $127.4 million. If the acquired businesses do not perform as expected, we may need to record impairment charges against these intangible assets, which would reduce net income, possibly materially.
Our ability to hire and retain our senior professionals is critical to the success of our business. In order to operate our business successfully, we rely heavily on our senior professionals. Their personal reputation, judgment, business generation capabilities and project execution skills are a critical element in obtaining and executing client engagements. In particular, Eric J. Gleacher, our Chairman of the Board of Directors, Lee Fensterstock, our Chief Executive Officer, and Peter J. McNierney, our President and Chief Operating Officer, make important contributions to our business, both as to management and business-generation. Also, like others in this industry, we have key professionals responsible for a disproportionate portion of our clients and business. Any loss of professionals, particularly key senior professionals or groups of related professionals, could impair our ability to secure or successfully complete engagements, materially and adversely affect our revenues and make it more difficult to operate profitably. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds, private equity funds and venture capital funds. In the past, we have lost investment banking, brokerage, research, and senior professionals. We could lose more in the future. In the future, we may need to hire additional personnel. At that time, there could be a shortage of qualified personnel whom we could hire. This could hinder our ability to expand or cause a backlog in our ability to conduct our business, including the handling of investment banking transactions and the processing of brokerage orders. These personnel challenges could harm our business, financial condition and operating results.
Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses. Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity, such as that experienced recently and persisting in the U.S. and global economy. Liquidity is of particular importance to our trading business, and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity has been impaired by the current widening of credit spreads and significant decline in availability of credit, and could be further impaired due to other circumstances that we may be unable to control, such as a general market disruption, negative views about the financial services industry generally or an operational problem that affects our trading clients, third parties or us. We rely on cash and assets that have historically been readily convertible into cash, such as our securities held in inventory, to finance our operations generally and to maintain our margin requirements, particularly with our clearing firms, Ridge Clearing Outsource Solutions, Inc., JP Morgan Clearing Corp., and Pershing LLC. Our ability to continue to access these and other forms of capital could be impaired due to circumstances beyond our control, such as a dramatic change in the value of our collateral, the willingness or ability of lenders to provide credit, and market disruptions or dislocations, generally. Any such events could have a material adverse effect on our ability to fund our operations and operate our business.

In order to obtain funding to grow our business or fund operations in the event of continuing losses, we may seek to raise capital through the issuance and sale of our common stock or the incurrence of debt. The sale of equity, or securities convertible into equity, would result in dilution to our shareholders. The incurrence of debt may subject us to covenants restricting our business activities. Additional funding may not be available to us on acceptable terms, or at all.
Our venture capital business and investment portfolio may also create liquidity risk due to increased levels of investments in high-risk, illiquid assets. We have made substantial principal investments in our private equity funds and may make additional investments in future funds, which are typically made in securities that are not publicly traded. At June 30, 2009, $16.7 million of our total assets consisted of relatively illiquid private equity investments (see “Investments” note of our consolidated financial statements). There is a risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. It takes a substantial period of time to identify attractive investment opportunities and then to realize the cash value of our investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.
Regulatory capital requirements may impede our ability to conduct our business. Broadpoint Capital, Broadpoint AmTech and Gleacher Partners, our broker-dealer subsidiaries, are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm.
Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business. In recent years, we have experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income markets, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity markets, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic, algorithmic and direct market access trading, which has created additional downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. As a result of pressure from institutional clients to alter “soft dollar” practices and SEC rulemaking in the soft dollar area, some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements, both in the form of lower commission rates and commission sharing agreements, have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our brokerage business. Moreover, our inability to reach an agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. Additionally, in 2008 several prominent financial institutions consolidated, merged or received substantial government assistance. Such events could result in our competitors gaining greater capital and other resources, or seeking to obtain market share by reducing fees, commissions or margins.
Certain of our businesses focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors generally or decline in the market for securities of companies within these sectors could materially and adversely affect our business. For example, our equities business focuses principally on the Technology, Aerospace, Defense and Clean Tech sectors. Volatility in the business environment in these sectors, or in the market for securities of companies within these sectors, could substantially affect our financial results and the market value of our common stock. The market for securities in each of our target sectors may also be subject to industry-specific risks. Underwriting transactions, strategic advisory engagements and trading activities in our target sectors represent a significant portion of our business. This concentration exposes us to the risk of substantial declines in revenues in the event of downturns in these sectors of the economy. Any future downturns in our target sectors could materially and adversely affect our business and results of operations.

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
Markets have and may continue to experience periods of high volatility. Financial markets are susceptible to unanticipated, severe and rapid depreciation in asset values accompanied by a reduction in asset liquidity, such as the asset price deterioration in the subprime residential mortgage market. Higher interest rates during the first half of 2007 continuing through 2008, falling property prices through this period and a significant increase in the number of subprime mortgages originated in 2005 and 2006 contributed to dramatic increases in mortgage delinquencies and defaults in 2007 and 2008 and led to delinquencies among higher-risk, or subprime, borrowers in the United States. The widespread dispersion of credit risk related to mortgage delinquencies and defaults, through the securitization of mortgage-backed securities, sales of collateralized debt obligations and the creation of structured investment vehicles, and the broad range of unregulated derivative products, caused banks to reduce their loans to each other or make them at higher interest rates. During the second half of 2007 and 2008, the economic impact of these problems spread and led to the most significant disruption of the financial markets since the Great Depression, and ultimately what amounted to a complete shutdown of the credit markets. Counterparties and other financial institutions failed in unprecedented fashion. It is impossible to predict the long-term impact of this financial disruption, or whether it will persist or recur, or to predict the extent to which our markets, products and businesses will be adversely affected. As a result, these conditions could adversely affect our financial condition and results of operations.
Increase in capital commitments in our trading, underwriting and other businesses increases the potential for significant losses. Until the onset of the recent financial disruption, the trend in capital markets had been toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks increasingly committed to purchase large blocks of stock of publicly-traded issuers, instead of employing the more traditional marketed underwriting process, in which marketing was typically completed before an investment bank committed to purchase securities for resale. We believe that the wide-spread capital impairment of investment banks resulting from the financial dislocations experienced recently could reverse this trend. However, we cannot predict with certainty how the industry will evolve or the extent to which investment banks will continue to use their own capital as a competitive tool in winning business. As a result, we may be forced to commit greater amounts of capital to facilitate primarily client-driven business.
Our principal trading and investments expose us to risk of loss. To facilitate client-trading activities, we maintain securities trading positions in our DESCAP business. For example, if one of our clients is seeking to acquire a significant position in a particular security, we may accumulate a position in that security prior to selling it to the client. Conversely, we may purchase a block of securities from a client before we have located purchasers for the entire block. We seek to minimize market risk associated with these positions, by trading out of them as quickly as possible and/or through hedging strategies. Certain positions, however, may be held by us for longer periods of time while we are seeking buyers for those positions, thereby exposing us to greater risk of loss.
We may incur significant losses from these positions due to market fluctuations and volatility. For example, to the extent that we own securities, a downturn in the value of those securities would result in losses from a decline in value. Conversely, to the extent that we have sold securities we do not own, an upturn in value could expose us to potentially unlimited losses as we attempt to acquire the securities in a rising market. In addition, we may engage in hedging transactions and strategies that may not adequately mitigate losses in our principal positions. If the transactions and strategies are not successful, we could suffer significant losses. Moreover, taking such positions in times of significant volatility can lead to significant unrealized losses, which further impact our ability to borrow to finance such activities. The unprecedented volatility of the markets recently for both fixed income and equity securities, in combination with the credit crisis, caused several well established investment banks to fail or come close to failing. If these conditions continue, our business, financial condition and results of operations could be adversely affected.

Our financial results may fluctuate substantially from period to period, which may impact our stock price. We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. These variations may be attributed in part to trading related losses and the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. As a result, our business is highly dependent on market conditions and the interest in the market for the products and services we trade and offer, as well as the decisions and actions of our clients and interested third parties. This risk may be intensified by focusing on companies in specific industries or sectors. For example, our Broadpoint AmTech broker-dealer focuses on companies in the Technology, Aerospace and Defense, and Clean Tech sectors. Concentrating in a specific sector or industry exposes us to volatility in that area that may not affect the broader markets. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, our results of operations experience some seasonality, with the third quarter typically being less robust than other quarters, most likely because of a general business activity slow-down in July and August of each year.
We face strong competition from larger firms. The brokerage and investment banking industries are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in some of our businesses, particularly discounts in large block trades and trading commissions and spreads. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple bookrunners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues. We believe we may experience competitive pressures in these and other areas in the future, as some of our competitors seek to obtain market share by competing on the basis of price.
Many of our competitors in the brokerage and investment banking industries have a broader range of products and services, greater financial and marketing resources, larger client bases, greater name recognition, more professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better-capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.
The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the brokerage and investment banking industries. In addition, a number of large commercial banks and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. For example, many of our larger competitors have in the past provided “bridge” lending and equity participation and otherwise committed their own capital to facilitate transactions. The ability to provide financing had become, prior to the financial crisis, an important advantage for some of our larger competitors, and if this trend continues it would adversely affect us competitively because we do not provide such financing. Additionally, these broader, more robust investment banking and financial services platforms may be more appealing to investment banking professionals than our business, making it more difficult for us to attract new employees and retain those we have.
If we are unable to compete effectively in our markets, our business, financial condition and results of operations will be adversely affected.
Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk. Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

Our risk hedging strategies also expose us to the risk that counterparties that owe us money, securities or other assets will not perform on their obligations. These counterparties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. In 2008, an unprecedented number of counterparties defaulted on obligations in the financial services community, although we suffered no losses from counterparty defaults. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.
Our operations and infrastructure may malfunction or fail. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions we process have become increasingly complex. Our financial, accounting or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.
We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to execute transactions and to manage our exposure to risk.
In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations, including Greenwich, CT, New York City, NY, and Roseland, NJ, work in close proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel.
Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could potentially jeopardize our, our clients’ or our counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.
To be successful, we must profitably expand our business operations. We face numerous risks and uncertainties as we seek to expand. We seek growth in our business primarily from internal expansion and through acquisitions. If we are successful in expanding our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls, our risk management procedures and our other corporate support systems will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects.

Financial services firms have been subject to increased scrutiny and enforcement activity over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions. The financial services industry has experienced increased scrutiny and enforcement activity from a variety of regulators, including the SEC, the Financial Industry Regulatory Authority, or FINRA (formerly NASD), NASDAQ, the state securities commission and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects. The Company’s broker/dealer subsidiaries are subject to routine audits by FINRA. If, in the course of these audits, any significant deficiencies are noted by FINRA, we may incur fines or other censure.
On June 17, 2009, President Obama released draft legislation providing for a comprehensive restructuring of the regulation of financial services firms. Legislators have introduced other draft legislation that will affect the securities industry, including Senators Charles Schumer and Maria Cantwell who have introduced the Shareholders’ Bill of Rights Act of 2009. While it is too soon to predict any, or which, of these bodies of legislation will be adopted, or, if adopted, in what form, new legislation could substantially change the way in which we operate, perhaps materially and adversely.
In addition, financial services firms are subject to numerous conflicts or perceived conflicts of interests. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.
Extensive regulation of public companies in the U.S. could reduce our revenue and otherwise adversely affect our business. Highly-publicized financial scandals in past years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and NASDAQ to significantly expand corporate governance, internal control over financial reporting and public disclosure requirements. The current crisis is likely to lead to more regulation of both public companies and the financial services industry. To the extent that private companies, in order to avoid becoming subject to these requirements, decide to forgo initial public offerings, or list their securities instead on non-U.S. securities exchanges, our equity underwriting business may be adversely affected. In addition, any new corporate governance rules may divert a company’s attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business. In addition, we could be directly impacted, as a public company, by such changes or developments.
Our business is subject to significant credit risk, and the financial difficulty of another prominent financial institution could adversely affect financial markets. In the normal course of our businesses, we are involved in the execution and settlement of various customer transactions and financing of various principal securities transactions. These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Although transactions are generally collateralized by the underlying security or other securities, we still face the risks associated with changes in the market value of securities that we may be obligated to purchase or have purchased in principal or riskless principal trades where a counterparty or customer fails to perform. During the recent unprecedented volatility of the financial markets, this risk greatly increased. We may also incur credit risk in our derivative transactions to the extent such transactions result in uncollateralized credit exposure to our counterparties. We seek to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily.

In addition, the creditworthiness and financial well-being of many financial institutions may be interdependent because of credit, trading, clearing or other relationships between the institutions. The financial difficulty of one company, therefore, could result in further market illiquidity or financial difficulties with other institutions and may adversely affect the clearing agencies, clearing houses, banks, exchanges and other intermediaries with which we conduct business. Such events, therefore, could adversely impact our business.
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
Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses. We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. We have in the past been, and are currently, subject to a variety of litigation arising from our business, most of which we consider to be routine. Risks in our business include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of trading arrangements. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time.
As a brokerage and investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as underwriter to our clients on important underwritings or as advisor for mergers and acquisitions and other transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring securities class action lawsuits against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.
We are subject to claims and litigations in the ordinary course of our business. For information regarding certain pending claims, see “Legal Proceedings.”
Employee misconduct could harm us and is difficult to detect and deter. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases. We may suffer significant reputational harm for any misconduct by our employees.
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

The impact of the current market and regulatory environment on trading customers may adversely affect our sales and trading commission revenues. A large number of our institutional investor sales and trading customers are also financial institutions, including hedge funds, banks, insurance companies and institutional money managers. The majority of transactions conducted with us relate to financial services companies. The current market environment may cause some of these companies to curtail their investment activities or even cease to do business, which may reduce our commissions. For example, a number of hedge funds have recently been experiencing significant investor requests to withdraw funds in addition to having to curtail certain investing activities as a result of regulatory limitations on short selling. Several hedge fund customers have announced their intention to close.
Risks Related to Ownership of Our Common Stock
Provisions of our Certificate of Incorporation and Bylaws, agreements to which we are a party, regulations to which we are subject and provisions of our equity incentive plans could delay or prevent a change in control of our company and entrench current management. Our Board of Directors may, if it deems it advisable, take actions that have the effect of deterring a takeover or other offer for our securities.
     Any such actions, together with provisions of our Certificate of Incorporation and Bylaws, as well as New York law, could make more difficult efforts by shareholders to change our Board of Directors or management.
Our Certificate of Incorporation and Bylaws provide:
•	for the classification of our Board of Directors into three classes, with staggered terms such that only approximately one-third of our directors are elected each year;

•	for limitations on the personal liability of our directors to the Company and to our shareholders to the fullest extent permitted by law, which may reduce the likelihood of derivative litigation against directors and may discourage or deter shareholders or management from bringing a lawsuit against directors for breach of their duty of care;

•	that special meetings of shareholders can be called only by our President and Chief Executive Officer or by resolution of the Board of Directors and do not provide our shareholders with the right to call a special meeting or to require the Board of Directors to call a special meeting; and

•	that subject to rights of any series of preferred stock or any other series or class of stock set forth in our Certificate of Incorporation, any vacancy on the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause or newly created directorships, may be filled only by the affirmative vote of a majority of the remaining directors, and a director can be removed from office without cause only by a majority vote of the Board of Directors or by the affirmative vote of the holders of at least 80% of the voting power of the then outstanding voting stock, voting together as a single class.
In addition, our brokerage businesses are heavily regulated, and some of our regulators require that they approve transactions which could result in a change of control, as defined by the then-applicable rules of our regulators. The requirement that this approval be obtained may prevent or delay transactions that would result in a change of control.
The market price of our common stock may fluctuate in the future. The market price of our common stock has fluctuated in the past and may fluctuate in the future depending upon many factors, including our results of operations and perceived prospects and the prospects of the financial marketplaces in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, seasonality, changes in general valuations for companies in our business segment, changes in general economic or market conditions and broad market fluctuations.

Future sales or anticipated future sales of our common stock in the public market, by us, by MatlinPatterson or by others, could cause our stock price to decline. We may in the future issue additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Holders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series, and therefore, such sales or offerings could result in increased dilution to our shareholders. The market price of our common stock could decline as a result of sales of, or an expectation of sales of, shares of our common stock or securities convertible into or exchangeable for common stock.
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
We have granted to several of our significant shareholders and certain others rights with respect to registration under the Securities Act of the offer and sale of our common stock. These rights include both “demand” rights, which require us to file a registration statement if asked by such holders, as well as incidental, or “piggyback,” rights granting the right to such holders to be included in a registration statement filed by us. As of June 30, 2009, there were approximately 63,814,497 shares of our common stock to which these rights pertain. Of these shares, 9,500,000 were sold in our August 2009 underwritten public offering. The SEC has declared effective a registration statement covering the resale of shares held by a shareholder, of which approximately 1,200,000 shares remain unsold as of the date of this report. These sales might impact the liquidity of our common stock and might have a dilutive effect on existing shareholders, making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
We do not expect to pay any dividends for the foreseeable future. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. We expect to retain all future earnings, if any, for investment in our business.
Because MatlinPatterson FA Acquisition LLC, a Delaware limited liability company (“MatlinPatterson”) and Eric J. Gleacher, the Chairman of our Board of Directors, each controls a significant percentage of the voting power of our common stock, they can exert significant influence over the Company. As of June 30, 2009, MatlinPatterson controlled approximately 42 percent of the voting power of our common stock and Eric J. Gleacher controlled approximately 14 percent of the voting power of our common stock. As a result of MatlinPatterson’s sale of 6,000,000 shares of common stock in our August 2009 underwritten public offering, its beneficial ownership has been reduced to approximately 32 percent. Either MatlinPatterson or Mr. Gleacher, acting alone, can exert significant influence over corporate actions requiring shareholder approval. As a result, it may be difficult for other investors to affect the outcome of any shareholder vote.
In addition, if any of our shareholders, including MatlinPatterson and Mr. Gleacher, who in the aggregate own a majority of our common stock choose to act together, they will be able to direct the election of all of the members of our Board of Directors and determine the outcome of most matters submitted to a vote of our shareholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Furthermore, they would have the power to prevent or cause a change in control, and could take other actions that might be favorable to them but not to our other shareholders.

We are no longer a “controlled company” within the meaning of the NASDAQ Marketplace Rules. As a result, we are subject to all of the NASDAQ corporate governance requirements and we may be delisted if we fail to comply. From our recapitalization in 2007 until June 2009, we operated as a “controlled company,” which allowed us to elect to not comply with certain NASDAQ corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. Following the consummation of the Gleacher transaction on June 5, 2009, MatlinPatterson owned less than 50 percent of the voting power of our common stock, and therefore we ceased to be a “controlled company” within the meaning of the rules. In order to comply with the NASDAQ corporate governance rules, we have appointed independent directors to our committees. Currently, our Audit Committee and Directors and Corporate Governance Committee are composed entirely of independent directors, and our Executive Compensation Committee is composed of a majority of independent directors. In addition, we plan to take the following actions:
•	One year after the closing of the Gleacher transaction, the Executive Compensation Committee will be composed entirely of independent directors; and

•	One year after the closing of the Gleacher transaction, the majority of our Board of Directors will be composed of independent directors.
We are actively working to be in compliance with the NASDAQ requirements by the required phase-in date, but have not yet achieved that status. If we violate the NASDAQ requirements, we may be delisted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As reported on our Current Report on Form 8-K on June 5, 2009, the Company, upon the closing of the Gleacher Transaction and pursuant to the Merger Agreement, issued and sold 23 million shares of Common Stock, par value $.01 per share, of the Company (the “Stock Issuance”) to certain stockholders of Gleacher Partners Inc. and each of the holders of interests in Gleacher Holdings LLC other than Gleacher Partners Inc. (collectively the “Selling Parties”). The Stock Issuance was agreed upon between the Company and the Selling Parties in connection with the negotiation of the Merger Agreement. The Stock Issuance was made in a private placement in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Based on representations provided by Gleacher Partners Inc. and the Selling Parties, the Company believes that each of the parties receiving shares of Common Stock, par value $.01 per share, of the Company pursuant to the terms of the Merger Agreement were accredited investors as defined in Rule 501 of Regulation D.
Item 4. Submission of matters to a vote of security holders
A.	Annual meeting was held on June 16, 2009.

B.	Election of Directors: (There were no broker non-votes with respect to the election of Directors)

	Votes For	Withheld Authority
Class I Directors
Robert A. Gerard	62,722,384	1,413,602
Class II Directors
Lee Fensterstock	62,463,103	1,672,883
Eric Gleacher	62,463,053	1,672,933
Christopher R. Pechock	61,343,457	2,792,529
Class III Directors
Victor Mandel	63,398,982	737,004
C.	Directors Whose Term of Office Continued After the Annual Meeting

Expiration of Term as Director
Peter J. McNierney	2010
Frank S. Plimpton	2010
Mark R. Patterson	2011
Robert S. Yingling	2011
D.	Other matters voted on at the Annual Meeting
1.	To consider and act upon a proposal to approve an amended and restated Broadpoint Securities Group, Inc. 2003 Non-Employee Directors Stock Plan (the “2003 Plan”), which would increase the number of shares of Common Stock available for the grant of awards from 100,000 to 2,000,000, increase the individual annual dollar limit on grants of stock options and restricted stock under the 2003 Plan from $50,000 to $100,000, permit Non-Employee Directors to elect whether their annual grants under the 2003 Plan will be made in the form of stock options or restricted stock, permit Non-Employee Directors to elect to receive their annual cash Directors’ fees in the form of stock options or restricted stock (rather than just restricted stock), permit the Board to determine the vesting schedule and term of stock options granted under the 2003 Plan, and restate the 2003 Plan in its entirety;

For:	57,063,367
Against:	3,376,026
Abstain:	4,546
Broker non-votes:	3,692,047

2.	To consider and act upon a proposal to approve an amended and restated Broadpoint Securities Group, Inc. 2007 Incentive Compensation Plan (the “2007 Plan”), which would increase the number of shares of Common Stock available for the grant of awards by 5,000,000 shares, clarify other provisions of the 2007 Plan and restate the 2007 Plan in its entirety;

For:	56,875,653
Against:	3,561,630
Abstain:	6,656
Broker non-votes:	3,692,047
3.	To consider and act upon a proposal to approve an Amendment of the Company’s certificate of incorporation (the “Certificate of Incorporation”) to effect a reverse stock split at a ratio of not less than one-for-three, nor more than one-for-six, at any time prior to June 16, 2010, with the exact ratio to be determined by the Board of Directors; and

For:	60,488,606
Against:	3,644,160
Abstain:	3,218
Broker non-votes:	—
4.	To consider and act upon a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009.

For:	63,422,195
Against:	534,452
Abstain:	179,338
Broker non-votes:	—
Item 5. Other information
None

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

3.1	Certificate of Amendment of the Certificate of Incorporation of Broadpoint Securities Group, Inc. dated June 5, 2009, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).

3.2	Restated Certificate of Incorporation of Broadpoint Gleacher Securities Group, Inc. dated June 5, 2009, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).

3.3	Amended and Restated Bylaws of Broadpoint Gleacher Securities Group, Inc. dated June 5, 2009, Inc. (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).

10.72†	Non-Compete and Non-Solicit Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).

10.73†	Employment Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).

10.74	Agreement and Plan of Merger by and among Broadpoint Securities Group, Inc., Magnolia Advisory LLC, Gleacher Partners Inc., certain stockholders of Gleacher Partners Inc. and each of the holders of interests in Gleacher Holdings LLC, dated as of March 2, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).

10.75†	Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.76†	Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.77†	Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.78†	Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.79†	Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.79 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.80†	Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

Exhibit
Number	Description

10.81†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.81 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.82†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.82 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.83†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Robert Turner (filed as Exhibit 10.83 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.84†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.84 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.85†	Registration Rights Agreement dated June 5, 2009 by and between Broadpoint Securities Group, Inc. and Eric J. Gleacher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).

10.86	Trade Name and Trademark Agreement, dated June 5, 2009 by and among Broadpoint Securities Group, Inc., Eric J. Gleacher and certain other parties thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).

10.87†	Amended and Restated Broadpoint Gleacher Securities Group, Inc. 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference thereto).

10.88†	Amended and Restated Broadpoint Gleacher Securities Group, Inc. 2007 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference thereto).

10.89†	Form of 2003 Non-Employee Directors Stock Plan Restricted Stock Agreement, filed herewith.

10.90†	Form of 2003 Non-Employee Directors Stock Plan Stock Option Agreement, filed herewith.

10.91†	Restricted Stock Units Agreement dated June 30, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Peter McNierney, filed herewith.

10.92†	Restricted Stock Units Agreement dated June 30, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broadpoint Gleacher Securities Group, Inc.
(Registrant)

Date:	August 14, 2009	/s/ Lee Fensterstock

Lee Fensterstock
Chief Executive Officer

Date:	August 14, 2009	/s/ Robert I. Turner

Robert I. Turner
Chief Financial Officer
(Principal Accounting Officer)