Form 10-Q
period 2009-09-30
BROADPOINT GLEACHER SECURITIES GROUP, INC.
filed 2009-11-16
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2009
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
     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,053,603 shares of Common Stock were outstanding as of the close of business on November 2, 2009

BROADPOINT GLEACHER SECURITIES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

BROADPOINT GLEACHER SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Part I — Financial Information
Item 1. Financial Statements

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except for per share amounts and shares outstanding)	2009	2008	2009	2008

Revenues:
Principal transactions	$66,369	$24,294	$183,674	$59,099
Commissions	5,570	731	15,165	1,982
Investment banking	9,088	1,852	21,547	5,676
Investment banking revenue from related party	3,345	2,170	9,112	8,300
Investment gains/(losses), net	2,698	(647)	3,680	(410)
Interest	12,432	5,936	34,584	13,787
Fees and other	1,610	655	4,779	1,807

Total revenues	101,112	34,991	272,541	90,241
Interest expense	3,788	2,671	11,912	6,499

Net revenues	97,324	32,320	260,629	83,742

Expenses (excluding interest):
Compensation and benefits	66,149	28,275	182,093	71,554
Clearing, settlement and brokerage	1,318	821	3,299	1,875
Communications and data processing	2,738	3,343	7,678	7,279
Occupancy and depreciation	2,328	1,794	6,055	4,864
Selling	1,737	1,018	4,531	3,106
Restructuring	—	2,252	—	4,315
Other	3,987	2,738	9,555	7,399

Total expenses (excluding interest)	78,257	40,241	213,211	100,392

Income (loss) from continuing operations before income taxes	19,067	(7,921)	47,418	(16,650)

Income tax (benefit)/expense	(4,892)	870	2,345	2,405

Income (loss) from continuing operations	23,959	(8,791)	45,073	(19,055)
Income (loss) from discontinued operations (net of taxes) (see “Discontinued Operations” note)	—	(47)	28	(121)

Net income (loss)	$23,959	$(8,838)	$45,101	$(19,176)

Per share data:
Basic earnings:
Continuing operations	$0.22	$(0.13)	$0.50	$(0.28)
Discontinued operations	—	—	—	—

Net income (loss) per share	$0.22	$(0.13)	$0.50	$(0.28)

Diluted earnings:
Continuing operations	$0.20	$(0.13)	$0.47	$(0.28)
Discontinued operations	—	—	—	—

Net income (loss) per share	$0.20	$(0.13)	$0.47	$(0.28)

Weighted average common and common equivalent shares outstanding:
Basic	110,321,762	70,139,716	89,425,596	67,526,046
Diluted	118,828,534	70,139,716	96,673,549	67,526,046

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except for per share amounts and shares outstanding)	September 30	December 31
As of	2009	2008

Assets
Cash and cash equivalents	$19,543	$7,377
Cash and securities segregated for regulatory purposes	100	470
Receivables from:
Brokers, dealers and clearing agencies	20,174	3,465
Customers, net of allowance for doubtful accounts of $48 and $48 at September 30, 2009 and December 31, 2008, respectively	17	—
Related party	3,967	232
Others	8,767	4,490
Securities owned, at fair value (includes assets pledged of $888,385 and $602,454 at September 30, 2009 and December 31, 2008, respectively)	958,436	618,822
Investments	19,306	15,398
Office equipment and leasehold improvements, net	1,622	1,691
Goodwill	105,029	23,283
Intangible assets	20,639	8,239
Other assets	10,447	10,486
Deferred taxes, net	8,906	318

Total Assets	$1,176,953	$694,271

Liabilities and Shareholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing agencies	$678,695	$511,827
Related party	14,138	1,365
Others	1,210	1,423
Securities sold, but not yet purchased, at fair value	69,473	15,228
Accounts payable	1,900	2,172
Accrued compensation	65,273	31,939
Accrued expenses	5,194	6,178
Taxes payable	1,351	—
Mandatory redeemable preferred stock	24,361	24,187

Total Liabilities	861,595	594,319

Commitments and Contingencies
Subordinated Debt	1,197	1,662

Shareholders’ Equity
Preferred stock; $1.00 par value; authorized 1,500,000 shares; issued 1,000,000 (Mandatory Redeemable) shares
Common stock; $.01 par value; authorized 200,000,000 and 100,000,000 shares, respectively; issued 125,056,247 and 81,556,246 shares, respectively; and outstanding 123,073,654 and 79,829,492 shares, respectively	1,251	815
Additional paid-in capital	405,963	236,824
Deferred compensation	534	954
Accumulated deficit	(92,961)	(138,062)
Treasury stock, at cost (1,982,593 shares and 1,726,754 shares, respectively)	(626)	(2,241)

Total Shareholders’ Equity	314,161	98,290

Total Liabilities and Shareholders’ Equity	$1,176,953	$694,271

The accompanying notes are an integral part
of these condensed consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2009	2008

Cash flows from operating activities:
Net income (loss)	$45,101	$(19,176)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	679	1,111
Deferred taxes, net	(8,588)	(318)
Amortization of debt issuance costs	126	42
Amortization of intangible assets	2,520	—
Amortization of discount of mandatory redeemable preferred stock	174	58
Amortization of stock compensation	8,067	6,419
Unrealized investment losses/(gains), net	(3,829)	1,235
Realized losses/(gains) on investments	149	(825)
Disposal of office equipment and leasehold improvements	15	1,246
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	370	1,180
Net receivables from customers	(17)	3,216
Net payables to related party	(3,965)	(451)
Securities owned, at fair value	(339,614)	(220,156)
Other assets	(2,256)	(3,669)
Net payable to brokers, dealers and clearing agencies	150,159	158,505
Net receivable from others	(4,398)	(813)
Securities sold, but not yet purchased, at fair value	54,245	4,954
Accounts payable and accrued expenses	24,599	12,974
Net (decrease) increase in drafts payable	(106)	18
Taxes payable, net	(1,499)	—

Net cash used in operating activities	(78,068)	(54,450)

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(480)	(842)
Payment for purchase of Debt Capital Markets Group	—	(809)
Payment for purchase of Gleacher Partners Inc., net of cash acquired	(6,560)	—
Payment to sellers of American Technology Holdings, Inc.	(410)	—
Capital contributions — investments	(306)	—
Proceeds from sale of investments	78	—

Net cash used in investing activities	(7,678)	(1,651)

Cash flows from financing activities:
Proceeds from issuance of mandatory redeemable preferred stock and warrant	—	25,000
Payment of expenses for issuance of mandatory redeemable preferred stock	—	(671)
Excess tax benefits related to stock based compensation	5,115	—
Repayment of subordinated debt	(465)	(1,300)
Proceeds from issuance of common stock	94,501	19,670
Payment of expenses for issuance of common stock	(1,239)	(268)

Net cash provided by financing activities	97,912	42,431

Increase (decrease) in cash	12,166	(13,670)
Cash at beginning of the period	7,377	31,747

Cash at the end of the period	$19,543	$18,077

Non-Cash Investing and Financing Activities
During the nine months ended September 30, 2009, Goodwill increased by $79.4 million and Intangible assets increased by $14.9 million before amortization as a result of the acquisition of Gleacher Partners Inc. Goodwill also increased by $2.3 million associated with earn-out payments related to the acquisition of American Technology Research Holdings, Inc.
During the nine months ended September 30, 2009 and 2008, the Company distributed $0.4 million and $0.6 million, respectively, of the Company’s stock from the employee stock trust to satisfy deferred compensation liabilities payable to employees (see “Shareholders’ Equity” note).

BROADPOINT GLEACHER SECURITIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
During the nine months ended September 30, 2009, the Company issued 23 million shares of common stock in consideration for the acquisition of Gleacher Partners, Inc.
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
Broadpoint Gleacher Securities Group, Inc., formerly Broadpoint Securities Group, Inc. (and including its subsidiaries, the “Company”), is an independent investment bank that provides corporations and institutional investors with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis services. The Company offers a diverse range of products through the Debt Capital Markets, Investment Banking and Broadpoint Descap divisions of Broadpoint Capital, Inc., its new Investment Banking financial advisory subsidiary, Gleacher Partners LLC, its Equity Capital Markets subsidiary, Broadpoint AmTech and its venture capital subsidiary, FA Technology Ventures Inc. The Company is a New York corporation, incorporated in 1985, and is traded on The NASDAQ Global Market (“NASDAQ”) under the symbol “BPSG.”
Reclassification
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Certain 2008 amounts on the condensed consolidated statements of cash flows have been reclassified to conform to account for deferred taxes, net. These deferred taxes, net were previously accounted for as Other assets, and are now recorded as Deferred taxes, net. These revisions decreased Other assets $0.3 million, and increased Deferred taxes, net by $0.3 million. In addition, the Deferred taxes, net amount of $0.3 million, as of December 31, 2008, has been reclassified from Other assets to its own separate line item on the condensed consolidated statement of financial condition. The Company does not believe these revisions are material to any of the previously issued financial statements.
Recent Accounting Developments
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141 (revised 2007), “Business Combinations,” now codified in the Business Combination Topic 805 of the FASB Accounting Standards Codification (“ASC”). An entity is required by the Business Combinations Topic of the FASB ASC to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, the Company applied the provisions of this statement to business combinations occurring after January 1, 2009. The adoption of this statement resulted in approximately $0.44 million of certain acquisition related costs that were not otherwise capitalized in 2009, but were recognized separately and expensed as incurred.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51,” now codified in the Consolidation Topic 810 of the FASB ASC. An entity is required by the Consolidation Topic of the FASB ASC to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires that: (i) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; (ii) changes in ownership interest be accounted for similarly, as equity transactions; and (iii) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods. The adoption of this statement did not have a material effect on the Company’s condensed consolidated financial statements.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” now codified in the Derivatives and Hedging Topic 815 of the FASB ASC. This statement as required by the Derivatives and Hedging Topic amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” now codified in the Derivatives and Hedging Topic 815 of the FASB ASC, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for the fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.
In April of 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets,” now codified in the Intangibles — Goodwill and Other Topic 350 of the FASB ASC. This statement is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date for this statement is for fiscal years beginning after December 15, 2008. The adoption of this statement did not impact the Company’s condensed consolidated financial statements.
In June 2008, FASB issued Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” now codified in the Earnings Per Share Topic 320 of the FASB ASC, which applies to the calculation of earnings per share under SFAS 128, “Earnings Per Share” which has been codified in the Earnings Per Share Topic 320 of the FASB ASC, for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as required by the Earnings Per Share Topic are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The effective date for this statement is for fiscal years beginning after December 15, 2008. This statement was not applicable to the Company for the period ended September 30, 2009.
On October 10, 2008, the FASB issued FSP Financial Accounting Standard (“FAS”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” now codified in the Fair Value Measurements and Disclosures Topic 820 of the FASB ASC. This statement clarifies how SFAS 157, “Fair Value Measurements,” which has been codified in the Fair Value Measurement and Disclosure Topic of the FASB ASC, should be applied when valuing securities in markets that are not active. The adoption of this statement, effective September 30, 2008, did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation (“FIN”) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” now codified in the Consolidation Topic 810 and Transfers and Servicing Topic 860, requiring public entities to provide additional disclosures about transfers of financial assets and require public enterprises to provide additional disclosures about their involvement with variable interest entities. These statements were adopted for the Company’s year end consolidated financial statements as of December 31, 2008 and did not affect the Company’s condensed consolidated financial statement as they require only additional disclosures.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” now codified in the Investments — Debt and Equity Securities Topic 320 of the FASB ASC. These statements require only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Currently, the entire other-than-temporary impairment is recognized in current period earnings. These statements are effective for periods ending after June 15, 2009. The adoption of these statements did not have a material impact on the Company’s condensed consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” now codified in the Financial Instruments Topic 825 of the FASB ASC, which requires that the fair value disclosures prescribed by SFAS 107, “Disclosures about Fair Value of Financial Instruments,” which has been codified in the Financial Instruments Topic 825, be included in financial statements prepared for interim periods. These statements are effective for periods ending after June 15, 2009. The adoption of the interim disclosure about fair value of financial instruments did not have a material affect on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” now codified in the Fair Value Measurements and Disclosures Topic 820 of the FASB ASC which provides guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly. Specifically, this statement lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.
In May 2009, the FASB issued SFAS 165, “Subsequent Events,” now codified in the Subsequent Events Topic 855 of the FASB ASC, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending June 15, 2009.
In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets”, an amendment of FASB 140 (“SFAS 166”), which has not yet been codified within the FASB ASC. SFAS 166 improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrender control over the transferred financial assets. SFAS 166 modifies the financial-components approach used in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. SFAS 166 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact of SFAS 167 on the Company’s condensed consolidated financial statements.
In June 2009, The FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (“SFAS 167”), which has not yet been codified within the FASB ASC. SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise variable interest or interest give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and either the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, SFAS 167 amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primarily beneficiary of a variable interest entity. SFAS 167 also amends certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity and to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Finally, SFAS 167 amends FIN 46(R) to require enhanced disclosures and more

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact of SFAS 167 on its condensed consolidated financial statements.
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification” (“Codification”) and the “Hierarchy of Generally Accepted Accounting Principles,” a replacement of SFAS 162, now codified in the Generally Acceptable Accounting Principles Topic 105 of the FASB ASC. The Codification will become the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernment entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification statement did not impact the Company’s condensed consolidated financial statements.
In September 2009 the FASB issued an Accounting Standard Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which supplements and amends the guidance in ASC 820, Fair Value Measurements and Disclosures, that provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. A quoted price, if available, in an active market for an identical liability must be used. If such information is not available, an entity may use either the quoted price of the identical liability when traded as an asset; quoted prices for similar liabilities; similar liabilities traded as assets or another technique such as the income approach or a market approach. The effective date of this ASU is the first reporting period after August 26, 2009. The adoption of this ASU, effective September 30, 2009, did not have a material impact on the Company’s condensed consolidated financial statements.
In September 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value Per Share (or its Equivalent).” ASU 2009-12 amends ASC 820, Fair Value Measurements and Disclosures, of the FASB ASC by providing additional guidance on measuring the fair value of certain alternative investments. This statement permits entities, as a practical expedient, to estimate the fair value of investments within its scope using the net asset value per share of the investment (or its equivalent, such as member units or an ownership interest in partner’s capital) without adjustment, as long as of the entity’s measurement date in a manner consistent with the measurement principles (i.e., fair value) of ASC Topic 946, Financial Services — Investment Companies, as of the reporting entities’ measurement dates. This statement also requires additional disclosures to better enable users of the financial statements to understand the nature and risks of the reporting entity’s alternative investments. This statement is effective for first reporting period, including interim periods, ending after December 15, 2009. The Company is currently assessing the impact of this accounting standard update on its condensed consolidated financial statements.
Resale and Repurchase Agreements
Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. The Company had no outstanding resale or repurchase agreements as of September 30, 2009 and December 31, 2008.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     2. Earnings Per Common Share
The Company calculates its basic and diluted earnings per share in accordance with SFAS 128, “Earnings Per Share,” now codified in the Earnings Per Share Topic 320 of the FASB ASC. Basic earnings per share is computed based upon weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, and unexercised options.
The weighted-average shares outstanding as calculated are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Weighted average shares for basic earnings per share	110,321,762	70,139,716	89,425,596	67,526,046
Effect of dilutive common equivalent shares	8,506,772	—	7,247,953	—

Weighted average shares and dilutive common stock equivalents for diluted earnings per share	118,828,534	70,139,716	96,673,549	67,526,046

For the three and nine months ended September 30, 2008, the Company excluded approximately 3.1 million and 2.9 million restricted stock units, respectively, in its computation of diluted earnings per share because they were anti-dilutive. Also, for the three and nine months ended September 30, 2008, the Company excluded approximately 2.1 million and 2.3 million of options, respectively, in its computation of dilutive earnings per share because they were anti-dilutive. In addition, at September 30, 2009 and September 30, 2008, approximately 8.6 million and 6.2 million shares of restricted stock awards (see “Stock-Based Compensation Plans” note), respectively, were outstanding but excluded from weighted average shares outstanding in computing the basic earnings per share because they were not vested as of September 30, 2009 and September 30, 2008, respectively.
     3. Receivables from and Payables to Brokers, Dealers and Clearing Agencies
Amounts receivable from and payable to brokers, dealers and clearing agencies consist of the following:

	September 30	December 31
(In thousands)	2009	2008

Receivable from clearing organizations	$17,857	$1,809
Syndicate and commissions receivable	1,566	535
Good faith deposits	751	1,121

Total Receivables from brokers, dealers and clearing agencies	$20,174	$3,465

Payable to clearing organizations	$678,532	$511,777
Other	163	50

Total Payables to brokers, dealers and clearing agencies	$678,695	$511,827

Securities transactions are recorded on a trade date basis. The related amounts receivable and payable for unsettled securities transactions are recorded on a net basis in Receivables from or Payables to brokers, dealers and clearing agencies on the unaudited condensed consolidated statements of financial condition.
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

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     4. Receivables from and Payables to Customers
At September 30, 2009, Receivables from customers represented principal due from institutional clients relating to factor changes on mortgage backed securities and aged fails to deliver related to the Company’s legacy self-clearing business executed with institutional clients which has been fully reserved. Receivables from customers at September 30, 2009 and December 31, 2008 were $0.02 million and $0.0 million, net of allowance for doubtful accounts of $0.05 million and $0.05 million, respectively. There were no payables to customers at September 30, 2009 or December 31, 2008.
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
     5. Financial Instruments
Substantially all of the Company’s financial assets and liabilities are carried at fair value or contractual amounts approximating fair value. Financial instruments recorded at contractual amounts approximating fair value consist largely of receivables from and payables to brokers, dealers and clearing organizations, customers, related party and others. Securities owned and securities sold, but not yet purchased are recorded at fair value. Investments are recorded at fair value. Mandatory redeemable preferred stock is recorded at an amount approximating fair value and the financial instrument is valued in conjunction with the underlying warrant at the date of issuance recorded at a discount, which is being amortized over the duration of the debt (see “Mandatory Redeemable Preferred Stock” note). Management believes the carrying amount approximates fair value, as the yield on a similar instrument issued as of the balance sheet date would be approximate the same as the yield on the original date of issuance. The carrying amount of liabilities subordinated to claims of general creditors associated with the Company’s deferred compensation plan for key employees has a fair market value of approximately $0.9 million.
The Company adopted the provisions of SFAS 157 “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008, which has been codified in the Fair Value Measurement and Disclosure Topic 820 of the FASB ASC. Under this standard, fair value is defined as the price that would be received upon the sale of an asset or paid upon the transfer of a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.
The Fair Value Measurement and Disclosure Topic of the FASB ASC establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
Level 1: Quoted prices in active markets that the Company has the ability to access at the reporting date, for identical assets or liabilities. Prices are not adjusted for the effects, if any, of the Company holding a large block relative to the overall trading volume (referred to as a “blockage factor”).
Level 2: Directly or indirectly observable prices in active markets for similar assets or liabilities; quoted prices for identical or similar items in markets that are not active; inputs other than quoted prices (e.g., interest rates, yield curves, credit risks, volatilities); or “market corroborated inputs.”
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
FSP FAS 157-3, which has been codified in the Fair Value Measurement and Disclosure Topic 820 of the FAS ASC, is consistent with the joint press release the FASB issued with the SEC on September 30, 2008, which provides general clarification guidance on determining fair value under FASB 157 when markets are inactive. This statement specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. This statement is effective October 10, 2008. The adoption of this statement did not have a material effect on the Company’s condensed consolidated financial statements.
FSP FAS 157-4, which has been codified in the Fair Value Measurement and Disclosure Topic 820 of the FASB ASC, provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly declined. This statement also includes guidance on identifying circumstances that indicate a transaction is not orderly. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of this statement did not have an impact on the Company’s condensed consolidated financial statements.
Fair Valuation Methodology
Cash Instruments — These financial assets represent cash in banks or cash invested in liquid money market funds. These investments are valued at par, which represent fair value, and are reported as Level 1.
Securities Owned/Securities Sold But Not Yet Purchased — These financial assets represent investments in fixed income and equity securities.
Fixed income securities which are traded in active markets include on-the-run treasuries, investment grade debt, asset and mortgage backed securities including TBAs and corporate debt. The on-the-run treasuries and TBAs are generally traded in active, quoted and highly liquid markets. These assets are generally classified as Level 1. TBAs which are not issued within the next earliest date for issuance are treated as derivatives and are generally classified as Level 1. As there is no quoted market for investment grade debt, asset and mortgage backed securities, and corporate debt, the Company utilizes observable market factors in determining fair value. These financial instruments are reported as Level 2. In certain circumstances, the Company may utilize unobservable inputs that reflect management’s own assumptions about the assumptions market participants would make. These financial assets are reported as Level 3.

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
Derivatives — In connection with mortgage-backed securities trading, the Company economically hedges certain exposure through the use of TBAs. These TBAs, which are not due to settle within the next earliest date for settlement, are accounted for as derivatives. These derivatives are traded in an active quoted market and therefore generally classified as Level 1. (See “Derivative Financial Instruments” note for further information regarding the use by the Company of Derivative instruments).
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
Transfers — Assets transfer in and out of Level 3 based upon widening or tightening of spreads due to increased or decreased volumes and liquidity.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the categorization of the financial instruments within the fair value hierarchy at September 30, 2009:

	Assets at Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total

Cash Instruments (1)	$19,643	$—	$—	$19,643
Securities Owned (2)				—
Equity securities	—	517	60	577
Debt securities issued by U.S. Government and federal agency obligations	5,148	868,745	3,654	877,547
Corporate Debt Securities	—	11,922	1	11,923
Residential mortgage-backed securities	—	19	4,987	5,006
Commercial mortgage-backed securities	—	3,700	29,759	33,459
Collateralized debt obligations	—	—	3,610	3,610
Other debt obligations	—	347	22,339	22,686
Derivatives (2)	3,628	—	—	3,628
Investments	—	—	19,306	19,306

Total Financial Assets At Fair Value	$28,419	$885,250	$83,716	$997,385

	Liabilities at Fair Value

(In thousands)	Level 1	Level 2	Level 3	Total

Securities Sold But Not Yet Purchased (2)
U.S. Government and federal agency obligations	$68,599	$—	$—	$68,599
Corporate Debt Securities	—	153	—	153
Derivatives (2)	721	—	—	721

Total Financial Liabilities At Fair Value	$69,320	$153	$—	$69,473

(1)	Cash instruments include Cash and cash equivalents of $19.5 million and Cash segregated for regulatory purposes of $0.1 million in the condensed consolidated statements of financial condition.

(2)	Unrealized gains/(losses) relating to Derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the condensed consolidated statements of financial condition.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the categorization of the financial instruments within the fair value hierarchy at December 31, 2008:

	Assets at Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total

Cash Instruments (1)	$7,847	$—	$—	$7,847
Securities Owned (2)	13,070	581,360	24,381	618,811
Derivatives (2)	11	—	—	11
Investments	—	—	15,398	15,398

Total Financial Assets At Fair Value	$20,928	$581,360	$39,779	$642,067

	Liabilities at Fair Value

(In thousands)	Level 1	Level 2	Level 3	Total

Securities Sold But Not Yet Purchased (2)	$14,476	$—	$1	$14,477
Derivatives (2)	751	—	—	751

Total Financial Liabilities At Fair Value	$15,227	$—	$1	$15,228

(1)	Cash instruments include Cash and cash equivalents of $7.4 million and Cash segregated for regulatory purposes of $0.5 million in the condensed consolidated statements of financial condition.

(2)	Unrealized gains/(losses) relating to Derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the condensed consolidated statements of financial condition.
The following tables summarize the changes in the Company’s Level 3 financial instruments for the three month period ended September 30, 2009:

					Debt Securities
					issued by
					U.S.
					Government
					And
		Commercial	Residential	Collateralized	Federal	Corporate
	Other Debt	Mortgage-backed	Mortgage-backed	Debt	Agency	Debt	Equity
(In thousands)	Obligations	Securities	Securities	Obligations	Obligations	Securities	Securities	Investments	Total

Balance at June 30, 2009	$2,870	$13,593	$9,138	$—	$—	$—	$—	$16,687	$42,288
Realized gains/(losses) (1)	172	3,045	728	—	—	—	—	(62)	3,883
Unrealized gains/(losses) (1)	(4)	—	175	—	—	—	—	2,759	2,930
Purchases, sales and settlements	18,897	14,784	(5,028)	3,610	—	—	—	(78)	32,185
Transfers in and/or out of Level 3 (2)	404	(1,663)	(26)	—	3,654	1	60	—	2,430

Balance at September 30, 2009	$22,339	$29,759	$4,987	$3,610	$3,654	$1	$60	$19,306	$83,716

Change in unrealized gains/(losses) on Level 3 assets still held at September 30, 2009 (1)	$(252)	$(510)	$(24)	$(105)	$(31)	$—	$—	$2,759	$1,837

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the condensed consolidated statements of operations.

(2)	The Company reviews the classification assigned to financial instruments on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur among levels. The reporting of these reclassifications results in a transfer in/out

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of Level 3 at fair value in the quarter of the change. During the three month period ended September 30, 2009, there was a net transfer in of approximately $2.4 million to Level 3 based upon assumptions used on prepayment speeds and defaults. These transfers were primarily investment grade performing mortgage and asset backed securities.
The following tables summarize the changes in the Company’s Level 3 financial instruments for the three month period ended September 30, 2008:

	Securities
(In thousands)	owned	Investments	Total

Balance at June 30, 2008	$46,238	$17,150	$63,388
Realized gains/(losses) (1)	(430)	981	551
Unrealized gains/(losses) (1)	(1,056)	(1,628)	(2,684)
Purchases, issuances and settlements	(19,863)	—	(19,863)
Transfers in and/or out of Level 3 (2)	(13,006)	—	(13,006)

Balance at September 30, 2008	$11,883	$16,503	$28,386

Unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$(409)	$(1,628)	$(2,037)

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the condensed consolidated statements of operations.

(2)	The Company reviews the classification assigned to financial instruments on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur among levels. The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the quarter of the change. During the three month period ended September 30, 2008, there was a net transfer out of approximately $13.0 million from Level 3. These transfers were primarily investment grade performing mortgage and asset backed securities.
The following tables summarize the changes in the Company’s Level 3 financial instruments for the nine month period ended September 30, 2009:

					Debt Securities
					issued by
					U.S.
					Government
					And
		Commercial	Residential	Collateralized	Federal	Corporate
	Other Debt	Mortgage-backed	Mortgage-backed	Debt	Agency	Debt	Equity
(In thousands)	Obligations	Securities	Securities	Obligations	Obligations	Securities	Securities	Investments	Total

Balance at December 31, 2008	$2,348	$1,165	$20,868	$—	$—	$—	$—	$15,398	$39,779
Realized gains/(losses) (1)	(108)	3,080	(360)	—	—	—	—	(149)	2,463
Unrealized gains/(losses) (1)	3	2	(1,401)	—	—	—	—	3,829	2,433
Purchases, sales and settlements	19,658	26,802	(12,668)	3,610	—	—	—	228	37,630
Transfers in and/or out of Level 3 (2)	438	(1,290)	(1,452)	—	3,654	1	60	—	1,411

Balance at September 30, 2009	$22,339	$29,759	$4,987	$3,610	$3,654	$1	$60	$19,306	$83,716

Change in unrealized gains/(losses) on Level 3 assets still held at September 30, 2009 (1)	$(269)	$(454)	$(1,340)	$(105)	$(239)	$—	$—	$3,835	$1,428

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the condensed consolidated statements of operations.

(2)	The Company reviews the classification assigned to financial instruments on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur among levels. The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the quarter of the change. During the nine month period ended September 30, 2009, there was a net transfer in of approximately $1.4 million to Level 3. These transfers were primarily investment grade performing mortgage and asset backed securities.
The following tables summarize the changes in the Company’s Level 3 financial instruments for the nine month period ended September 30, 2008:

	Securities
(In thousands)	owned	Investments	Total

Balance at December 31, 2007	$64,822	$16,913	$81,735
Realized gains/(losses) (1)	(992)	981	(11)
Unrealized gains/(losses) (1)	(2,078)	(1,399)	(3,477)
Purchases, issuances and settlements	(34,658)	8	(34,650)
Transfers in and/or out of Level 3 (2)	(15,211)	—	(15,211)

Balance at September 30, 2008	$11,883	$16,503	$28,386

Unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$(322)	$(1,399)	$(1,721)

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the condensed consolidated statements of operations.

(2)	The Company reviews the classification assigned to financial instruments on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur among levels. The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the quarter of the change. During the nine month period ended September 30, 2008, there was a net transfer out of approximately $15.2 million from Level 3. These transfers were primarily investment grade performing mortgage and asset backed securities.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     6. Securities owned and sold, but not yet purchased
Securities owned and sold, but not yet purchased consist of the following:

	September 30, 2009		December 31, 2008
		Sold, but not yet		Sold, but not yet
(In thousands)	Owned	purchased	Owned	purchased

Marketable Securities
U.S. Government and federal agency obligations	$877,547	$68,599	$546,436	$14,476
State and municipal bonds	6	—	5	—
Corporate obligations	76,677	—	71,581	—
Corporate stocks	517	153	739	1
Derivatives	3,628	721	11	751
Not Readily Marketable Securities
Investment securities with no publicly quoted market	61	—	50	—

Total	$958,436	$69,473	$618,822	$15,228

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
     7. Goodwill and Intangible Assets
     Goodwill

	Broadpoint Descap	Equities Segment–	Investment
	Segment–	American	Banking
	Broadpoint	Technology	Segment–
(In thousands)	Securities, Inc.	Research	Gleacher Partners	Total

Goodwill
Balance at December 31, 2008	$17,364	$5,919	$—	$23,283
Goodwill acquired during year	—	—	72,212	72,212
Contingent consideration	—	2,353	—	2,353
Deferred tax liability	—	—	5,389	5,389
Payable to former owners	—	—	1,801	1,801
Other	—	(9)	—	(9)

Balance at September 30, 2009	$17,364	$8,263	$79,402	$105,029

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible Assets

	September 30	December 31
(In thousands)	2009	2008

Intangible Assets (amortizable):
Broadpoint Securities, Inc. — Acquisition
Gross carrying amount	$641	$641
Accumulated amortization	(289)	(249)

Net carrying amount	352	392

Broadpoint Debt Capital Markets — Customer Relationship
Gross carrying amount	795	795
Accumulated amortization	(253)	(134)

Net carrying amount	542	661

American Technology Research — Customer Relationship
Gross carrying amount	6,960	6,960
Accumulated amortization	(605)	(151)

Net carrying amount	6,355	6,809

American Technology Research — Covenant not to Compete
Gross carrying amount	330	330
Accumulated amortization	(110)	(28)

Net carrying amount	220	302

American Technology Research — Trademarks
Gross carrying amount	100	100
Accumulated amortization	(100)	(25)

Net carrying amount	—	75

Gleacher Partners — Trade Name
Gross carrying amount	7,300	—
Accumulated amortization	(117)	—

Net carrying amount	7,183	—

Gleacher Partners — Backlog
Gross carrying amount	420	—
Accumulated amortization	(230)	—

Net carrying amount	190	—

Gleacher Partners — Non Compete Agreement
Gross carrying amount	700	—
Accumulated amortization	(75)	—

Net carrying amount	625	—

Gleacher Partners — Customer Relationships
Gross carrying amount	6,500	—
Accumulated amortization	(1,328)	—

Net carrying amount	5,172	—

Total Intangible Assets	$20,639	$8,239

Customer related intangible assets are being amortized from 3 to 12 years. Covenant not to compete assets are being amortized over 3 years, trademark assets are being amortized from 1 to 20 years, and backlog investment banking projects are being amortized over 0.6 years.
Future amortization expense is estimated as follows:

(In thousands)

2009 (remaining)	$1,376
2010	3,698
2011	3,047
2012	1,928
2013	1,050
2014	1,024
Thereafter	8,516

Total	$20,639

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     8. Investments
The Company’s investment portfolio includes interests in privately held companies. Information regarding these investments has been aggregated and is presented below.

	September 30	December 31
(In thousands)	2009	2008

Carrying Value
Private	$18,319	$14,321
Employee Investment Funds, net of Company’s ownership interest	987	1,077

Total carrying value	$19,306	$15,398

Investment gains were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2009	2008	2009	2008

Private (net realized and unrealized gains/(losses))	$2,698	$(647)	$3,680	$(410)

Investments in privately held companies include an investment of $18.3 million in FA Technology Ventures L.P. (the “Partnership”). The Company is also committed to invest an additional $1.0 million in the Partnership. The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital. At September 30, 2009 and September 30, 2008, total Partnership capital for all investors in the Partnership equaled $71.1 million and $57.9 million, respectively. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these financial statements, but has only recorded the fair value of its investments. FA Technology Ventures Corporation (“FATV”), a wholly-owned subsidiary, is the investment advisor to the Partnership. Revenues derived from the management of this investment and the Employee Investment Funds (as defined below) for the nine-month periods ended September 30, 2009 and 2008 were $0.6 million and $0.6 million in consolidation, respectively. (See “Commitments and Contingencies” note for further information regarding FATV).
The Company has recorded the employees’ portion of the fair value and related unrealized gains/(losses) associated with its Employee Investment Funds (EIF) on its condensed consolidated financial statements. The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company’s carrying value of the EIF at September 30, 2009 and December 31, 2008 was $0.1 million and $0.1 million, respectively. The Company recorded $0.1 million unrealized loss and $0.1 million unrealized loss on the EIF for the nine months and three months ended September 30, 2009, respectively, in Investment Gains on the condensed consolidated statement of operations. The offset $0.1 million unrealized gain and $0.1 million unrealized gain in minority interest in EIF was recorded in Other income on the condensed consolidated statement of operations for the nine months and three months ended September 30, 2009, respectively. The Company has outstanding loans of $0.3 million from the EIF and is also committed to loan an additional $0.2 million to the EIF. The effect of recording the EIF on the Company’s condensed consolidated statement of financial condition at September 30, 2009 was to increase Investments by $1.0 million, decrease Receivable from others by $0.3 million and increase Payable to others by $0.7 million. The amounts in Payable to others relates to the value of the EIF owned by employees. (See “Commitments and Contingencies” note for further information regarding EIF).

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     9. Receivables from and Payables to Others
Amounts receivable from and payable to others consist of the following:

	September 30	December 31
(In thousands)	2009	2008

Interest	$4,950	$3,025
Advisory fees	3,084	840
Sublease rental income	99	104
Loans and advances from employees	59	115
Management fees	183	27
Others	392	379

Total Receivables from others	$8,767	$4,490

Net Payable to Employees for the Employee Investment Funds (see “Investments” note)	$707	$797
Drafts payable	214	327
Dividends payable	212	212
Others	77	87

Total Payables to others	$1,210	$1,423

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
     10. Commitments and Contingencies
Commitments:
FA Technology Ventures
As of September 30, 2009, the Company had a commitment to invest up to an additional $1.0 million in the Partnership. The investment period expired in July 2006; however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. The majority of the limited partners of the Partnership are non-affiliates of the Company.
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
As of September 30, 2009, the Company had an additional commitment to invest up to $0.2 million in EIF. The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company anticipates that this will be funded by the Company through operating cash flow.
On April 30, 2008, the Company entered into a Transition Agreement (the “Transition Agreement”) with FATV, FA Technology Holding, LLC and certain other employees of FATV, to effect a restructuring of the investment management arrangements relating to the Partnership and the formation of FA Technology Ventures III, L.P., a new venture capital fund (“Fund III”). Pursuant to the Transition Agreement, among other things, the Company was to make a capital commitment of $10 million to Fund III, and FATV was to cease advising the Partnership. The Transition Agreement provided that if the initial closing of Fund III did not occur on or before

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009, the Transition Agreement would automatically terminate. The initial closing of Fund III did not occur on or before March 31, 2009, and the Transition Agreement terminated in accordance with its terms.
Mandatory Redeemable Preferred Stock
On June 27, 2008, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”), for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Mandatory Redeemable Preferred Stock, par value $1.00 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. Cash dividends of 10 percent per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012 (see “Mandatory Redeemable Preferred Stock” note).
Gleacher Partners
On June 5, 2009, the Company acquired Gleacher Partners, Inc. (“Gleacher Partners”), a financial advisory boutique best known for advising major corporation in mergers and acquisitions (the “Gleacher Transaction”). Pursuant to the related merger agreement (the “Merger Agreement”), the Company paid $10 million in cash and issued 23 million shares of Company common stock as merger consideration for all the outstanding shares of Gleacher Partners. Of these shares, 14,542,035 shares were issued to Eric J. Gleacher, the founder and Chairman of Gleacher Partners. All of the shares issued as merger consideration are subject to resale restrictions. The Company is obligated to pay the shareholders an additional $10 million in cash after five years, subject to acceleration under certain circumstances (see “Acquisitions” note).
Contingent Consideration:
On October 2, 2008, the Company acquired 100 percent of the outstanding common shares of American Technology Research Holdings, Inc. (“Broadpoint AmTech”). The purchase price consisted of (i) $10 million in cash, (ii) 2,676,437 shares of common stock of the Company subject to transfer restrictions lapsing ratably over the three years following the closing, and (iii) 323,563 shares of restricted stock to be issued pursuant to the Company’s 2007 Incentive Compensation Plan (the “Purchase Price Plan Shares”). The stock purchase agreement provides that, in the event that Purchase Price Plan Shares are forfeited pursuant to the Company’s 2007 Incentive Compensation Plan (“the Incentive Plan”), shares will be reissued to certain other sellers subject to transfer restrictions as above and not as shares issued under the 2007 Incentive Compensation Plan. In addition, the stock purchase agreement provides that the sellers have the right to receive earnout payments consisting of approximately 100 percent of the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in such profits, and 50 percent of such profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, which will be subject to transfer restrictions lapsing ratably over the three years following issuance, or 50 percent in restricted stock from the Incentive Plan, subject to vesting based on continued employment with Broadpoint AmTech. Based on the profits earned by Broadpoint AmTech in the first nine months of fiscal year 2009, $2.7 million of contingent consideration has been accrued at September 30, 2009, $2.4 million of which has been recorded as additional purchase price and recorded as Goodwill in the condensed consolidated statements of financial condition.
Leases:
The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options and escalation clauses, and which expire at various times through 2025. To the extent the Company is provided tenant improvement allowances funded by the lessor, they are amortized over the initial lease period and serve to reduce rent expense. To the extent the Company is provided free rent periods, the Company recognizes the rent expense over the entire lease term on a straightline basis.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On September 30, 2009, the Company entered into a lease agreement (the “Lease”) pursuant to which it has leased for a 15-year term (subject to extension) approximately 75,000 rentable square feet of space at 1290 Avenue of the Americas, New York, New York (the “Premises”). The Company expects to occupy these facilities by May 2010, assuming the necessary build-out construction is completed by then. The lease term commences on April 1, 2010 and expires on April 30, 2025. The Company has an option to extend the lease term once, for a five-year period, subject to certain limitations and restrictions. The lessors are: HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, each of which is a limited liability company organized in Delaware (the “Lessors”). The Company is obligated to pay base rents, at rates that adjust over the lease term, plus a percentage of increases in operating expenses and real estate taxes.
The Lessors are obligated to fund specified construction and related activities at the premises. The Company also has a right of first offer to lease additional premises in the building should they become available and certain other rights to lease additional space in years 4-6 and 8-12. The Company may assign the lease or sublet the premises, subject to the Lessors’ consent and other requirements. The Company has posted a letter of credit in the amount of $2,100,000 with respect to the One Penn Plaza Lease. On or prior to May 1, 2010, the Company is required to either deliver an amended letter of credit, or a new letter of credit, for the benefit of the Lessors in the amount of $3,700,000 (the “Security Amount”) to secure the Company’s performance of its obligations under the Lease. The Company shall have the right to reduce the Security Amount over time, subject to certain conditions.
In connection with the Lease, the Company also entered into a Subordination Agreement and Estoppel, Non-Disturbance and Attornment Agreement (the “Subordination Agreement”) with the Lessors and Bank of America, National Association (the “Lender”). Under the Subordination Agreement, the Company acknowledged that the Lessors are indebted to the Lender under a promissory note which is secured by, among other things, a mortgage on the Premises (the “Mortgage”). Pursuant to the terms of the Subordination Agreement, the Company agreed that the Mortgage is and will remain a lien on the Premises that is superior to the Company’s Lease. In addition, the Lender agreed that if at the time of any foreclosure of the Mortgage the Company is not in breach or default under the Lease, the Lease would not be terminated by reason of the foreclosure and would continue in full force and effect.
On September 30, 2009, the Company entered into an Assignment of Lease and Consent (the “Assignment Agreement”) with One Penn Plaza LLC and the Lessors in connection with the execution of the Lease. Under the assignment agreement, the Company assigned its rights and interests in that certain lease agreement, dated March 21, 1996, as amended (the “One Penn Plaza Lease”), between the Company and One Penn Plaza LLC with respect to the premises located at One Penn Plaza, New York, New York, and the Lessors have agreed to assume the Company’s obligations under the One Penn Plaza Lease. The assignment will become effective on the later of (i) May 30, 2010 and (ii) the thirtieth (30th) day following the date on which the Lessors have substantially completed the build-out construction detailed in the Lease.
Future minimum annual lease payments, and sublease rental income, are as follows:

	Future Minimum	Sublease Rental
(In thousands)	Lease Payments	Income	Net Lease Payments

2009 (remaining)	$2,455	$494	$1,961
2010	8,858	1,676	7,182
2011	8,169	1,491	6,678
2012	8,083	1,491	6,592
2013	7,993	1,433	6,560
Thereafter	62,098	1,243	60,855

Total	$97,656	$7,828	$89,828

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Litigation:
On September 1, 2009, the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”) approved a settlement agreement whereby the Company finally concluded litigation begun in 1998. In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was approved by the Bankruptcy Court. The Company acted as placement agent in that sale, and a number of persons who were employees and officers of the Company at that time, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The plaintiffs’ claims were referred back to the Bankruptcy Court for such consideration. In February 2009, the Bankruptcy Court dismissed the motions in their entirety (the “2009 Decision”). On September 1, 2009, the Bankruptcy Court approved a settlement agreement among all the parties whereby the Company paid the Lawrence Parties $100,000 and the 2009 Decision became a non-appealable, final judgment, and any appeals of the Decision were withdrawn with prejudice.
Due to the nature of the Company’s business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings. These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory or other transactional activities, client account activities and employment matters. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position. In addition, the securities industry is highly regulated. The Company and its subsidiaries are subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years securities firms have been subject to increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries. Periodically the Company and its subsidiaries receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The responses to these communications have in the past resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company’s business.
From time to time the Company may take reserves in its financial statements with respect to legal proceedings to the extent it believes appropriate. However, accurately predicting the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles. Based on currently available information, the Company does not believe that any litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, results of operations and cash flows, although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company’s operating results in that period.
Other:
The Company, in the normal course of business, provides guarantees with respect to the obligations of its subsidiaries.
The Company’s subsidiaries utilize various economic hedging strategies to actively manage their market and liquidity exposures. They also may purchase and sell securities on a when-issued basis. At September 30, 2009, the Company’s subsidiaries had no outstanding underwriting commitments, had not purchased or sold any securities on a when-issued basis, had entered into purchase agreements on TBAs in the notional amount of $17.0 million, and had entered into sale agreements on TBAs in the notional amount of $167.6 million.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     11. Mandatory Redeemable Preferred Stock
On June 27, 2008, the Company entered into the Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Preferred Stock, and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. The Series B Preferred Stock is recorded as a liability per SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” now codified in the Distinguishing Liability from Equity Topic 480 of the FASB ASC. The warrant has been recorded as an equity instrument and initially valued using a Black-Scholes option pricing model.
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
The redemption prices are as follows:

Date	Premium Call Factor

Prior to and including June 26, 2009	1.07
From June 27, 2009 to December 27, 2009	1.06
From December 28, 2009 to June 27, 2010	1.05
From June 28, 2010 to December 27, 2011	1.04
From December 28, 2011 to June 2012	1.00
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
Concurrently with the execution of the Preferred Stock Purchase Agreement, the Company and Mast entered into a Preemptive Rights Agreement (the “Preemptive Rights Agreement”). The Preemptive Rights Agreement provides that in the event that the Company proposes to offer or sell any equity securities of the Company below the current market price, the Company shall first offer such securities to Mast to purchase; provided, however, that in the case of equity securities being offered to MatlinPatterson FA Acquisition LLC (including its affiliated persons or entities, other than the Company, “MatlinPatterson”), Mast shall only have the right to purchase its pro rata share of such securities (based upon common stock ownership on a fully diluted basis). If Mast exercises such right to purchase the offered securities, Mast must purchase all (but not a portion) of such securities for the price, terms and conditions so proposed. The preemptive rights do not extend to (i) common stock issued to employees or directors pursuant to a plan or agreement approved by the Board of Directors, (ii) issuance of securities pursuant to a conversion of convertible securities, (iii) stock splits or stock dividends, or (iv) issuance of securities in connection with a bona fide business acquisition of or by the Company, whether by merger, consolidation, sale of assets, sale or exchange of stock or otherwise.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
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
Principal debt repayment requirements, which occur on or about April 15th of each year, as of September 30, 2009, are as follows:

(In thousands)

2009 (remaining)	$—
2010	287
2011	108
2012	208
2013	185
2014 to 2016	409

Total	$1,197

     13. Shareholders’ Equity
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
Assets of the Trust have been consolidated with those of the Company. The value of the Company’s stock at the time contributed to the Trust has been classified in shareholders’ equity and generally accounted for in a manner similar to treasury stock.
The deferred compensation arrangement requires the related liability to be settled by delivery of a fixed number of shares of Company stock. Accordingly, the related liability is classified in equity under deferred compensation and changes in the fair market value of the amount owed to the participant in the Plan is not recognized.
Gleacher Transaction
On June 5, 2009, the Company completed the Gleacher Transaction. Pursuant to the related Merger Agreement, the Company paid $10 million in cash and issued 23 million shares of Company common stock as merger consideration for all the outstanding shares of Gleacher Partners. Of these shares, 14,542,035 shares were issued to Eric J. Gleacher, the founder and Chairman of Gleacher Partners. All of the shares issued as merger

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
consideration are subject to resale restrictions. The Company is obligated to pay the shareholders an additional $10 million in cash after five years, subject to acceleration under certain circumstances (see “Acquisitions” note).
Registration Rights Agreement
On June 5, 2009, upon the closing of the Gleacher Transaction, the Company and Eric J. Gleacher entered into a registration rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement entitles Mr. Gleacher, subject to limited exceptions, to have his shares included in any registration statement filed by the Company in connection with a public offering solely for cash, a right often referred to as a “piggyback registration right.” Mr. Gleacher also has the right to require the Company to prepare and file a shelf registration statement to permit the sale to the public from time to time of the shares of Company common stock that Mr. Gleacher received on the closing of the Gleacher Transaction. However, the Company is not required to file the shelf registration statement prior to the third anniversary of the closing of the Gleacher Transaction. The Company has agreed to pay all expenses in connection with any registration effected pursuant to the Registration Rights Agreement. The Registration Rights Agreement may be amended with the consent of the Company and the written consent of the holders representing a majority of Company common stock that is registrable pursuant thereto.
Common Stock Offering
On August 3, 2009, the Company completed an underwritten public offering of its common stock, consisting of 16,000,000 shares issued and sold by the Company and 11,025,000 shares sold by certain of the Company’s existing shareholders. The proceeds to the Company from the offering, net of underwriting discounts and commissions, and after deducting payment of expenses related to the underwriting were approximately $93.3 million. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders.
     14. Income Taxes
The Company records its income tax provision using the asset and liability method in accordance with SFAS 109, “Accounting for Income Taxes,” now codified under the Income Taxes Topic 740 of the FASB ASC. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, reflected at tax rates expected to be applicable when these temporary differences reverse. Valuation allowances are established if management anticipates that it is more likely than not that some or all of a deferred tax asset will not be realized. Significant management judgment is required in determining the valuation allowance recorded against net deferred tax assets.
The Company reported a tax benefit of approximately $4.9 million and a tax expense of approximately $0.9 million for the quarters ended September 30, 2009 and September 30, 2008, respectively. The Company reported a tax expense of approximately $2.3 million and $2.4 million for the nine months ended of September 30, 2009 and September 30, 2008, respectively.
The effective tax rate for the three month period ended September 30, 2009 was negative 25.7 percent. The Company’s effective tax rate differs from the statutory rate primarily due to state and local taxes, recognition of tax benefits from net operating losses utilized in the current year for which a valuation allowance was historically recorded and non-deductible dividends from the Mandatory Redeemable Preferred Stock dividends. In addition, the tax rate is further reduced by the release of the valuation allowance in the amount of $8.0 million recorded against the Company’s net deferred tax asset, which was treated as a discrete item in the quarter. Excluding the discrete item, the effective tax rate for the three months ended September 30, 2009 would have been 16.2 percent.
The effective tax rate for the nine month period ended September 30, 2009 is 4.9 percent. The effective tax rate differs from the statutory rate primarily due to state and local taxes, recognition of tax benefits from net operating losses utilized in the current year for which a valuation allowance was historically recorded and non-

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
deductible dividends from the Mandatory Redeemable Preferred Stock dividends. In addition, the rate is further reduced by 1) a $6 million reduction of the valuation allowance in connection with the purchase accounting for the Gleacher Partner acquisition in the second quarter and 2) the release of the remaining valuation allowance of $8.0 million in the third quarter, both of which were recorded as discrete items in their respective quarters. Excluding the discrete items, the effective tax rate for the nine months ended September 30, 2009 would have been 34.4 percent.
The valuation allowance reduction in the second quarter related specifically to deferred tax liabilities recorded in purchase accounting in connection with the Gleacher transaction, predominantly from the excess of Gleacher Partners’ book basis over tax basis in the intangible assets (trade name, back log, non-compete agreements, customer relationships). These liabilities supported the realization of an equal amount of the Company’s net deferred tax assets. As a result, in the second quarter the valuation allowance was reduced and recorded as a benefit to the tax provision pursuant to U.S. GAAP.
The Company maintained a full valuation allowance at June 30, 2009. The valuation allowance was released in the third quarter of 2009 because of, among other factors, the continued trend of improved profitability, the success of the Company’s recent secondary offering, the completion of management’s restructuring plan and the successful integration of AmTech and Gleacher Partners.
As a result of the closing of the MatlinPatterson investment transaction on September 21, 2007, the Company underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (“IRC Section 382”). In general, IRC Section 382 places an annual limitation on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. The Company previously estimated the limitation on the use of its net operating loss carryforwards to be approximately $1.1 million per year. Based on the most current information available the Company does not expect the actual limitation, as determined by the Company’s final study, to materially differ from the original estimate.
Included in the first nine months of the 2009 tax provision is approximately $0.06 million in the gross amount of unrecognized tax benefits related to the current year that, if recognized in the future, would impact the effective tax rate.
During the quarter, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners of tax for periods prior to the acquisition by the Company. The Company believes that it has an off-setting claim against Gleacher Partners shareholders which is collateralized by shares of its common stock held in an escrow fund that was established at the closing of the Company’s acquisition of Gleacher Partners to satisfy any indemnification obligations. The Company does not believe, in any event, that this or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations. The Company recorded an overall $2.5 million liability in purchase accounting relating to Gleacher Partners pre-acquisition tax liabilities. To the extent the amount finally determined differs from the amount recorded this will affect the Company’s effective tax rate with a offsetting impact to operating income related to the revaluation of the indemnity receivable.
As of September 30, 2009 and December 31, 2008, the Company had accrued approximately $0.83 million and $0.2 million, respectively, of interest and penalties included as a component of the unrecognized tax benefit.
The Company is subject to U.S. federal income tax as well as state and local income tax, primarily relating to New York State and New York City. As of September 30, 2009 and December 31, 2008, with few exceptions, the Company is no longer subject to U.S. federal tax or state and local income tax assessments for years before 2005. The Company presently has an ongoing audit with the State of New York.
     15. Stock-Based Compensation Plans
The Company has established equity incentive plans pursuant to which employees and non-employee directors of the Company have been awarded stock options, restricted stock and/or restricted stock units, which expire at various times through July 2, 2015. The following is a recap of all plans as of September 30, 2009:

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares authorized for issuance	48,443,413

Share awards used:
Stock options granted and outstanding	4,627,311
Restricted stock awards granted and unvested	8,563,318
Restricted stock units granted and unvested	6,184,896
Restricted stock units granted and vested	3,708,560
Restricted stock units committed not yet granted	375,000

Total share awards used	23,459,085

Shares available for future awards	24,984,328

For the three month periods ended September 30, 2009 and September 30, 2008, total compensation expense for share based payment arrangements was $3.4 million and $3.3 million, and the recognized tax benefit related thereto was $1.4 million and $0.0 million, respectively. For the nine month periods ended September 30, 2009 and September 30, 2008, total compensation expense for share based payment arrangements was $8.1 million and $6.5 million, and the recognized tax benefit related thereto was $3.3 million and $0.0 million, respectively. At September 30, 2009, the total compensation expense related to non-vested awards (which are expected to vest) not yet recognized was $43.3 million, which is expected to be recognized over the remaining weighted average vesting period of 3.2 years. At September 30, 2008, the total compensation expense related to non-vested awards not yet recognized was $22.6 million.
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
The 2003 Non-Employee Directors Stock Plan (the “2003 Director Plan”) allows awards in the form of stock options and restricted shares. The 2003 Director Plan imposes a limit on the number of shares of the Company’s common stock that may be subject to awards. On April 16, 2009, in connection with amending and restating the 2003 Plan, the Company’s Board of Directors authorized and on June 16, 2009, the Company’s shareholders approved, increasing the number of shares available for issuance from 100,000 to 2,000,000 shares.
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

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Options: Options granted under the plans established by the Company have been granted at not less than fair market value, vest over a maximum of five years, and expire five to ten years after grant date. Unvested options are typically forfeited upon termination. Option transactions for the nine-month period ended September 30, 2009, under the plans were as follows:

	Shares Subject	Weighted
	to Option	Average Exercise Price

Balance at December 31, 2008	7,390,996	$2.51
Options granted	256,702	4.52
Options exercised	(2,539,999)	1.88
Options forfeited	(480,388)	4.04

Balance at September 30, 2009	4,627,311	$3.29

At September 30, 2009, 75,609 stock options were exercisable and had a remaining average contractual term of 2.9 years and had an intrinsic value of $205,493.
The following table summarizes information about stock options outstanding under the plans at September 30, 2009:

	Outstanding			Exercisable
			Average		Average
		Average Life	Exercise		Exercise
Exercise Price	Shares	(years)	Price	Shares	Price

$2.31	1,250,000	3.3	$2.31	—	$—
$3.00	1,450,000	5.2	3.00	—	—
$4.00	1,750,000	5.2	4.00	—	—
$4.61-$7.35	177,311	4.5	5.47	75,609	5.62

	4,627,311	4.7	$3.29	75,609	$5.62

The Black-Scholes option pricing model is used to determine the fair value of options granted. For the nine months ended September 30, 2009, and the twelve months ended December 31, 2008, significant assumptions used to estimate the fair value of share based compensation awards include the following:

	September 30, 2009	December 31, 2008

Expected term	6.00	6.00
Expected volatility	57.8%	54.0%
Expected dividends	—	—
Risk-free interest rate	3.0%	2.1%
Restricted Stock Awards/Restricted Stock Units: Restricted stock awards under the plans have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 3 to 5 years. The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. Restricted stock units are generally subject to forfeiture conditions similar to those of the Company’s restricted stock awards granted under its other stock incentive plans historically. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted stock awards/Restricted stock units for the period ended September 30, 2009, under the plans were as follows:

				Weighted Average
	Unvested	Weighted Average		Grant Date Fair
	Restricted Stock	Grant-Date	Unvested Restricted	Value Restricted
	Awards	Restricted Stock	Stock Units	Stock Unit

Balance at December 31, 2008	7,337,546	$1.90	6,303,214	$1.83
Granted	2,826,543	5.55	2,897,745	4.38
Vested	(1,443,209)	1.91	(2,416,062)	1.69
Forfeited	(157,562)	2.12	(600,001)	2.43

Balance at September 30, 2009	8,563,318	$3.10	6,184,896	$3.02

The total fair value of awards vested, based on the fair market value of the stock on the vest date, during the nine-month periods ending September 30, 2009 and 2008 was $19.4 million and $4.4 million, respectively.
     16. Net Capital Requirements
Broadpoint Capital is subject to the net capital requirements of Rule 15c3-1 of the Securities and Exchange Act of 1934 as amended (the “Net Capital Rule”), which requires the maintenance of a minimum net capital. Broadpoint Capital has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater. As of September 30, 2009, Broadpoint Capital had net capital, as defined, of $58.2 million, which was $57.95 million in excess of the $0.25 million required minimum net capital.
Broadpoint AmTech is also subject to the net capital rule which requires the maintenance of minimum net capital of $0.10 million or 6 2/3 percent of aggregate indebtedness, whichever is greater. Aggregate indebtedness to net capital must also not exceed 15:1. At September 30, 2009, Broadpoint AmTech had net capital, as defined, of $1.8 million, which was $1.5 million in excess of its required minimum net capital of $0.3 million. Broadpoint AmTech ratio of aggregate indebtedness to net capital was 2.62:1.
Gleacher Partners LLC is also subject to the net capital rule which requires the maintenance of minimum net capital. Gleacher Partners LLC has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater. As of September 30, 2009, Gleacher Partners LLC had net capital, as defined, of $0.99 million which was $0.74 million in excess of the $0.25 million required minimum net capital.
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
Derivatives entered into by the Company’s subsidiaries include sale agreements on TBAs. The Company’s subsidiaries enter into derivatives contracts to manage the risk arising from the purchase and sale of securities

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
for its own account to facilitate client trading activity. The settlement of these transactions is not expected to have a material effect upon the Company’s condensed consolidated financial statements.
Derivative Financial Instruments
SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” now codified in the Derivatives and Hedging Topic 815 of the FASB ASC requires recognition of all derivative instruments as either assets or liabilities in the condensed consolidated statement of financial condition and distinguishes derivative instruments designated as fair value hedge, cash flow hedge and hedges of a foreign currency exposure of a net investment in a foreign operation.
The Company’s subsidiaries utilize various economic hedging strategies to actively manage their market and liquidity exposures. The subsidiaries also may purchase and sell securities on a when-issued basis. At September 30, 2009, the Company’s subsidiaries had no outstanding underwriting commitments and had not purchased or sold any securities on a when-issued basis. At September 30, 2009, they had sales agreements on TBAs of $167.6 million with $0.7 million of unrealized losses recorded as Securities sold but not yet purchased at fair value and $0.1 million of unrealized gains recorded as Securities owned on the condensed consolidated statement of financial condition. Also at September 30, 2009, they had purchase agreements on TBAs of $17.0 million, with $0.0 million of unrealized gains recorded as Securities owned and $0.0 million of unrealized losses recorded in Securities sold but not yet purchased at fair value on the condensed consolidated statement of financial condition. The gains and losses on the designated hedge derivatives as well as the offsetting gains and losses on the hedged item attributable to the hedged risk are recognized in current earnings in Principal transactions in the condensed consolidated statement of operations. During the nine-month periods ended September 30, 2009 and September 30, 2008, the Company recorded a loss of $3.2 million and a loss of $1.2 million respectively, related to the TBAs.
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
The Company provides services and generates revenues through its Broadpoint Descap, Debt Capital Markets, Investment Banking, Equities, and Other segments:
•	Broadpoint Descap — Broadpoint Descap provides sales and trading on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs (collateralized loan obligations) and CDOs (collateralized debt obligations), whole loans, swaps, and other securities. Broadpoint Descap generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients. Broadpoint Descap has not incurred losses from exposure to subprime or “toxic” mortgage-backed securities.

•	Debt Capital Markets — The Company’s Debt Capital Markets team provides sales and trading of corporate debt securities, including bank debt, investment grade and high-yield debt, convertibles, distressed debt and preferred stock. A team of 13 desk analyst professionals provides quantitative and market-based analysis on various credit securities to generate trading ideas for the benefit of the teams’ institutional investor clients. The Debt Capital Markets team also provides execution services for new issue activities and liability management activities including open market repurchases, tender offers and exchange offers. The Company formed the Debt Capital Markets group during the first quarter of 2008.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	Investment Banking — With the Company’s recently acquired Gleacher Partners LLC subsidiary, it is a corporate advisory firm providing strategic financial advice to corporations globally. The Investment Banking team offers a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and corporate finance related matters. In addition, it raises capital for corporate clients through underwritings and private placements of debt and equity securities. The teams’ investment banking business includes its restructuring business, comprised of 26 professionals. The Company’s acquisition of Gleacher Partners closed on June 5, 2009.

•	Equities — The Company’s Equities group, operating through its Broadpoint AmTech broker-dealer subsidiary, provides sales and trading on equity securities and generates revenues through cash commissions on customer trades and hard-dollar fees for research and other services. The groups’ 19 research professionals develop relationships with corporate management teams of issuers they cover and maintain networks of industry contacts to gain proprietary data points to support investment theses. These professionals communicate their views via published research, in person and hosted meetings, conferences and other investor events.

•	Other — The Company’s Other segment includes the results from its venture capital business and costs related to corporate overhead and support including various fees associated with legal and settlement expenses. This segment generates venture capital business revenue through the management and investment of venture capital funds.
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
Information concerning operations in these segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2009	2008	2009	2008

Net revenue (including net interest income)

Broadpoint Descap
Sales and Trading	$44,363	$13,630	$109,836	$34,940
Investment Banking	49	—	766	85

Total Broadpoint Descap	44,412	13,630	110,602	35,025

Debt Capital Markets
Sales and Trading	28,576	14,639	92,658	30,054
Investment Banking	3,295	685	7,966	3,050

Total Debt Capital Markets	31,871	15,324	100,624	33,104

Equities
Sales and Trading	5,763	827	17,628	4,311
Investment Banking	241	—	241	434

Total Equities	6,004	827	17,869	4,745

Investment Banking	8,432	3,335	21,031	10,436

Other	6,605	(796)	10,503	432

Total Net Revenue	$97,324	$32,320	$260,629	$83,742

Profit/(loss) before income taxes and discontinued operations
Broadpoint Descap	$16,700	$5,496	$44,664	$14,499
Debt Capital Markets	5,309	1,612	16,382	3,247
Equities	384	(4,433)	999	(9,179)
Investment Banking	815	195	2,890	665
Other	(4,141)	(10,791)	(17,517)	(25,882)

Profit/(loss) before income taxes and discontinued operations	$19,067	$(7,921)	$47,418	$(16,650)

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s segments’ financial policies are the same as those described in the “Summary of Significant Accounting Policies” note in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Assets are located primarily in the United States of America.
     19. Related Party Transactions
From time to time, the Company provides Investment Banking services and brokerage services to MatlinPatterson or its affiliated persons or entities, which services are provided by Broadpoint Capital, Inc. in the ordinary course of its business.
During the quarter, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners of the Unincorporated Business Tax. The Company believes that it has an off-setting claim against Gleacher Partner shareholders for any pre-acquisition tax liabilities which is collateralized by shares of its common stock held in an escrow fund that was established at the closing of the Company’s acquisition of Gleacher Partners to satisfy any indemnification obligations. The Company does not believe, in any event, that this or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations. The Company has recorded this receivable on the condensed consolidated statement of financial condition.
Investment banking revenue from related parties disclosed on the condensed consolidated statement of operations represents $9.1 million and $8.3 million of fees earned for the nine month periods ended September 30, 2009 and 2008, respectively, and $3.3 million and $2.2 million of fees earned for the three month periods ended September 30, 2009 and 2008, respectively, for advisory engagements performed for MatlinPatterson or its affiliated persons or entities.
For the nine month periods ended September 30, 2009 and 2008, MatlinPatterson paid $0.3 million and $0.3 million, respectively, and $0.2 million and $0.0 million for the three month periods ended September 30, 2009 and 2008, respectively, to Broadpoint Capital for brokerage services provided to MatlinPatterson or its affiliated persons or entities. This revenue is included in Principal transactions in the condensed consolidated statements of operations.
The Company has disclosed on the condensed consolidated statement of financial condition, in conjunction with the Company’s acquisitions of Gleacher Partners and Broadpoint AmTech, Payables to related parties. (See “Commitments and Contingencies” note).
Details on the amounts receivable from or payable to these various related parties are below:

	September 30	December 31
(In thousands)	2009	2008

Former owners of Gleacher Partners	$2,539	$—
MatlinPatterson — Investment Banking	1,374	232
MatlinPatterson — Other	54	—

Total Receivables from related parties	$3,967	232

Former shareholders of Gleacher Partners	$11,903	$—
Former shareholders of Broadpoint AmTech	2,235	1,365

Total Payables to related parties	$14,138	$1,365

     20. Discontinued Operations
On September 14, 2007, the Company completed an asset sale agreement with DEPFA BANK plc for the sale of the Municipal Capital Markets Group of the Company’s Broadpoint Capital subsidiary in connection with which the Company recognized a pre-tax gain on sale in the amount of $7.9 million. The Company continues to

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
report the receipt and settlement of pending contractual obligations, if any, related to this transaction as discontinued operations.
Amounts reflected as Discontinued operations on the condensed consolidated statements of operations are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2009	2008	2009	2008

Net revenues
Municipal Capital Markets	$—	$36	$42	$134

Total net revenues	—	36	42	134

Expenses

Municipal Capital Markets	—	20	7	96
Fixed Income Middle Markets	—	1	—	6
Convertible Bond Arbitrage	—	8	—	8
Private Client Group	—	54	(3)	145
Taxable Fixed Income	—	—	10	—

Total expenses	—	83	14	255

Income (loss) before income taxes	—	(47)	28	(121)
Income tax expense (benefit)	—	—	—	—

Net (Loss)/Income	$—	$(47)	$28	$(121)

Municipal Capital Markets
The revenue and expenses for the Municipal Capital Markets division for the three and nine months ended September 30, 2009 and 2008 represents the residual activity of that operation during those time periods. No interest has been allocated to Municipal Capital Markets since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
Fixed Income Middle Markets
The expense of the Fixed Income Middle Markets division for the three and nine months ended September 30, 2009 and 2008 represents the residual activity of the operations during those time periods. No interest has been allocated to Fixed Income Middle Markets since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
Private Client Group
The Private Client Group’s activity for the three and nine months ended September 30, 2009 and September 30, 2008, respectively, relates primarily to legal matters which were related to the operations prior to its disposal. For the periods presented, interest was not allocated to the Private Client Group.
Taxable Fixed Income
The expense of the Taxable Fixed Income Corporate Bond division for the three and nine months ended September 30, 2009 and 2008 represents the residual activity of the operations during those time periods. No interest has been allocated to Taxable Fixed Income since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.
     21. Restructuring
In 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure with its then current level of activity. As a result, the Company incurred approximately $4.3 million of restructuring costs during the nine-month period ended September 30, 2008 and $2.3 million in restructuring costs during the third

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
quarter of 2008. The Company completed its restructuring plan to properly size its infrastructure in the third quarter of 2008.
A summary of restructuring charges incurred as part of this plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2009	2008	2009	2008

Severance	$—	$(43)	$—	$1,056
Real Estate Exit Costs	—	1,286	—	2,104
Asset Impairments	—	1,001	—	1,146
Other	—	8	—	9

Total Restructuring Charges	$—	$2,252	$—	$4,315

In connection with the plan, the Company had a remaining liability of approximately $0.9 million at September 30, 2009, most of which relates to real estate exit/impairment costs. These real estate leases will expire between 2010 and 2015.
The following tables summarize the changes in the Company’s liability relating to the plan for the nine month period ended September 30, 2009:

(In thousands)

Balance at December 31, 2008	$1,416
Sublease Income	786
Real Estate revaluation	188
Payment of exit expenses	(1,506)

Balance at September 30, 2009	$884

     22. Acquisitions
As part of the Company’s growth strategy, on June 5, 2009, the Company completed the Gleacher Transaction. Pursuant to the related Merger Agreement, the Company paid $10 million in cash and issued 23 million shares of Company common stock as merger consideration for all of the outstanding shares of Gleacher Partners. Of these shares, 14,542,035 shares were issued to Eric J. Gleacher, the founder and Chairman of Gleacher Partners. All of the shares issued as merger consideration are subject to resale restrictions. The Company is obligated to pay the shareholders an additional $10 million in cash after five years, subject to acceleration under certain circumstances.
The consideration paid by the Company in the Gleacher Transaction was valued at $88.93 million, consisting of cash of $10 million and the Company’s common stock, with a fair value of $69.23 million. Intangible assets purchased by the Company consisted of a trade name ($7.30 million); backlog ($0.42 million); a non-compete agreement ($0.70 million); and customer relationships ($6.50 million). The excess of the cost of the net assets acquired and liabilities assumed representing goodwill and going concern value of $74.01 million, was recognized as an asset on the Company’s condensed consolidated statement of financial condition. In management’s opinion, this goodwill and going concern value reflects the strong presence, reputation and expertise of Gleacher in the advisory business. The combined strength of Broadpoint’s sales, trading and research in fixed income, equity and mortgage and asset-backed securities with Gleacher’s highly respected advisory business creates synergies for both Broadpoint and Gleacher Partners. Under generally accepted accounting principles, Broadpoint is required to record deferred tax liabilities as part of purchase accounting for the Gleacher Partners acquisition. Goodwill was adjusted by $5.4 million to $79.4 million, predominantly as the result of the excess of Gleacher Partners book basis in its intangible assets (trade name, back-log, non-compete agreements, customer relationships) over their tax basis. Of the total amount recorded to goodwill $6.61 million is expected to be deductible for tax purposes. The business enterprise value of Gleacher Partners was based

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
upon an independent third party valuation. The transaction included terms calling for a post-closing purchase price adjustment equal to the actual net tangible book value compared to the target amount. The Company has established, on the condensed consolidated statement of financial condition, a liability in the amount of $2.16 million with respect to the potential obligation of the Company to pay to the former owners of Gleacher Partners Inc. amounts under this purchase price adjustment feature. In conjunction with this acquisition, related acquisition costs of approximately $0.44 million were incurred and included in Other expenses in the condensed consolidated statements of operations.
For the period June 6, 2009 thru September 30, 2009, Gleacher Partners had net revenues of $1.9 million and a net loss of $0.5 million.
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

As of
(In thousands)	June 5, 2009

Assets
Cash and cash equivalents	$3,440
Receivables	93
Office equipment and leasehold improvements	145
Other assets	368

Total Assets acquired	$4,046

Liabilities
Accounts payable	$458
Accrued expenses	1,430

Total Liabilities assumed	$1,888

Net assets acquired	$2,158

The following table presents pro forma information as if the acquisition of Gleacher Partners had occurred on January 1, 2008:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2009	2008	2009	2008

Net revenues	$97,324	$36,886	$267,447	$90,746

Total expenses (excluding interest)	78,257	42,908	218,482	108,685

Income (loss) from continuing operations before income taxes	19,067	(6,022)	48,964	(17,938)

Income tax expense	(4,892)	881	2,524	2,461

Income (loss) from continuing operations	23,959	(6,903)	46,441	(20,400)
Income (loss) from discontinued operations, (net of taxes) (see “Discontinued Operations” note)	—	(47)	28	(121)

Net income (loss)	$23,959	$(6,950)	$46,469	$(20,521)

     23. Subsequent Events
The Company evaluated subsequent events through November 12, 2009, the date the Company’s condensed consolidated financial statements were issued.
On October 22, 2009, the Company agreed to acquire ISM Group Limited and its subsidiaries (“ISM”), including ISM Capital LLP, a London-based investment banking boutique, and to issue 1,000,000 shares of its common stock to shareholders of ISM (the “Shareholders”) in consideration therefor. The Company and the Shareholders also entered into a put and call arrangement, exercisable in 2013, with respect to the Shareholders’

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
retention, indirectly, of a 30 percent interest in ISM. If the Shareholders exercise their put, or the Company exercises its call, the Company will acquire the retained interest and pay therefor additional shares of its common stock, subject to a 10 million share cap. The transaction is subject to regulatory approval by the Financial Services Authority and customary closing conditions and is expected to close in the fourth quarter of 2009.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
There are included or incorporated by reference in this document statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are usually preceded by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. All statements other than historical information or current facts should be considered forward-looking statements. Forward-looking statements may contain projections regarding revenues, earnings, operations, and other financial projections, and may include statements of future performance, strategies and objectives. However, there may be events in the future which the Company is not able to accurately predict or control which may cause actual results to differ, possibly materially, from the expectations set forth in the Company’s forward-looking statements. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors. Such factors include, among others, market risk, credit risk and operating risk. These and other risks are set forth in greater detail throughout this document. The Company does not intend or assume any obligation to update any forward-looking information it makes.
Business Overview
The Company is an independent investment bank providing value-added advice and services to corporations and institutional investors. The Company has rapidly transformed its business by making strategic acquisitions and hires, expanding businesses, increasing productivity and rationalizing its cost structure.
The Company provides services and generates revenues through its Broadpoint Descap, Debt Capital Markets, Investment Banking, Equities, and Other segments:
•	Broadpoint Descap — Broadpoint Descap provides sales and trading on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs (collateralized loan obligations) and CDOs (collateralized debt obligations), whole loans, swaps, and other securities. Broadpoint Descap generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients. Broadpoint Descap has not incurred losses from exposure to subprime or “toxic” mortgage-backed securities.

•	Debt Capital Markets — The Company’s Debt Capital Markets team provides sales and trading of corporate debt securities, including bank debt, investment grade and high-yield debt, convertibles, distressed debt and preferred stock. A team of 13 desk analyst professionals provides quantitative and market-based analysis on various credit securities to generate trading ideas for the benefit of the teams’ institutional investor clients. The Debt Capital Markets team also provides execution services for new issue activities and liability management activities including open market repurchases, tender offers and exchange offers. The Company formed the Debt Capital Markets group during the first quarter of 2008.

•	Investment Banking — With the Company’s recently acquired Gleacher Partners LLC subsidiary, it is a corporate advisory firm providing strategic financial advice to corporations globally. The Investment Banking team offers a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and corporate finance related matters. In addition, it raises capital for corporate clients through underwritings and private placements of debt and equity securities. The teams’ investment banking business includes its restructuring business, comprised of 26 professionals. The Company’s acquisition of Gleacher Partners closed on June 5, 2009.

•	Equities — The Company’s Equities group, operating through its Broadpoint AmTech broker-dealer subsidiary, provides sales and trading on equity securities and generates revenues through cash commissions on customer trades and hard-dollar fees for research and other services. The groups’ 19 research professionals develop relationships with corporate management teams of

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
Starting in 2004, the Company began to incur persistent operating and net losses. In September of 2007, MatlinPatterson made a $45.8 million common equity investment in the Company. The Company was further capitalized in March 2008 with a $19.7 million common equity investment by MatlinPatterson, Mast and certain members of management, followed by a $25 million preferred stock investment by Mast in June of 2008.
In addition, in 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure to its then current level of activity. As a result, the Company incurred restructuring costs of approximately $4.3 million during the nine-month period ended September 30, 2008 and $2.3 million during the three months ended September 30, 2008. The Company completed this restructuring in the third quarter of 2008. During and subsequent to this restructuring, the Company made a number of key hires and acquisitions.
The Company became profitable in the fourth quarter of 2008 and has remained profitable in the quarters since. Net revenues increased from $8.7 million in the three months ended September 2007 to $97.3 million in the three months ended September 30, 2009. As a result of the Company’s restructuring, acquisitions and related activities, period to period comparisons of the Company’s results of operations may not be meaningful. Furthermore, there can be no assurance that the Company will remain profitable.
On August 3, 2009, the Company completed an underwritten public offering of its common stock, consisting of 16,000,000 shares issued and sold by the Company and 11,025,000 shares sold by certain of the Company’s existing shareholders. The proceeds to the Company from the offering, net of underwriting discounts and commissions, and after deducting payment of expenses related to the underwriting were approximately $93.3 million. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
Financial Overview
Three Months Ended September 30, 2009 and 2008
Net revenues for the third quarter of 2009 were $97.3 million, an increase of $65.0 million, or 201 percent, from $32.3 million in the third quarter of 2008. The Company reported a pre-tax profit from continuing operations of $19.1 million compared to a pre-tax loss of $7.9 million in the prior year quarter. The Company reported a net profit of $24.0 million, or diluted earnings per common share of $0.20, for the third quarter of 2009, compared to a net loss of $8.8 million, or $0.13 loss per common share, for the third quarter of 2008.

	Three Months Ended
	September 30
(In thousands)	2009	2008

Revenues:
Principal transactions	$66,369	$24,294
Commissions	5,570	731
Investment banking	9,088	1,852
Investment banking revenue from related party	3,345	2,170
Investment gains/(losses), net	2,698	(647)
Interest	12,432	5,936
Fees and other	1,610	655

Total revenues	101,112	34,991
Interest expense	3,788	2,671

Net revenues	97,324	32,320

Expenses (excluding interest):
Compensation and benefits	66,149	28,275
Clearing, settlement and brokerage	1,318	821
Communications and data processing	2,738	3,343
Occupancy and depreciation	2,328	1,794
Selling	1,737	1,018
Restructuring	—	2,252
Other	3,987	2,738

Total expenses (excluding interest)	78,257	40,241

Income (loss) before income taxes	19,067	(7,921)

Income tax (benefit)/expense	(4,892)	870

Income (loss) from continuing operations	23,959	(8,791)
Loss from discontinued operations (net of taxes) (see “Discontinued Operations” note)	—	(47)

Net income (loss)	$23,959	$(8,838)

Net interest income:
Interest income	$12,432	$5,936
Interest expense	3,788	2,671

Net interest income	$8,644	$3,265

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
Net Revenue
Net revenue in the third quarter of 2009 was $97.3 million, an increase of $65.0 million, or 201 percent, compared to $32.3 million in the third quarter of 2008. Revenues from principal transactions and commissions were $71.9 million in the third quarter of 2009, an increase of $46.9 million, or 187 percent, compared to $25.0 million in the third quarter of 2008, due to increased revenues in the Broadpoint Descap division of $27.9 million, the Debt Capital Markets division of $14.4 million and the Equities division of $4.4 million. Investment Banking revenues increased $8.4 million over the third quarter of 2008 to $12.4 million, primarily due to an increase in advisory fees. Investment gains of $2.7 million increased $3.3 million compared to a loss of $0.6 million the third quarter of 2008 due to an increase in the value of the Company’s investment in the FATV fund. Net interest income increased by $5.4 million over the third quarter of 2008 to $8.6 million in the third quarter of 2009, primarily due to coupon interest generated on higher inventory levels at Broadpoint Descap and lower financing costs. Fees and other revenues of $1.6 million increased by $1.0 million over the third quarter of 2008, primarily due to an increase in payments received for equity research.
Compensation and Benefits
Compensation and benefits expense was $66.1 million in the third quarter of 2009, an increase of $37.9 million, or 134 percent, compared to $28.3 million in the third quarter of 2008, primarily due to an increase in net revenue of 201 percent. As is standard in the industry, the Company compensates many of its professional personnel with a percentage of, or otherwise based on, the revenues generated by that professional or his or her business unit. Consequently, as revenue increases, associated compensation expense increases. The increase in compensation and benefits expense was also due to an increase in support personnel that are necessary to manage the Company’s growth. Employee headcount increased to 330 total employees at September 30, 2009 as compared to 193 employees at September 30, 2008.
Non-Compensation Expense
Non-Compensation expenses of $12.1 million increased by $0.1 million, or 1 percent, compared to $12.0 million in the third quarter of 2008. An increase in most of the Company’s non-compensation expense categories in the third quarter of 2009 was offset by the $2.3 million in restructuring expense that was incurred in the third quarter of 2008. The $0.5 million increase in Clearing, settlement, and brokerage expense was primarily driven by increased levels of trading volume in the Broadpoint Descap and Debt Capital Markets segments. Communications and data processing expense decreased by $0.6 million primarily due to excess costs incurred in the third quarter of 2008 as a result of the shutdown of the Company’s legacy equity business, which exceeded the increase in expense that was a direct result of increased demand for market data and technology connections due to increased headcount in our Broadpoint Descap and Debt Capital Markets segments. Selling expense increased by $0.7 million primarily due to an increase in activity in the Investment Banking, Debt Capital Markets and Broadpoint Descap segments. Occupancy and depreciation expense increased $0.5 million due to the leasing of additional office space for the Company’s Investment Banking and Equities segments. Other expense increased $1.2 million primarily due to the amortization of intangibles related to the Broadpoint AmTech and Gleacher Partners acquisitions and a new SIPC assessment fee, which were partially offset by a decrease in legal expense. The Company completed its restructuring in the third quarter of 2008. There were no restructuring expenses incurred during the third quarter of 2009 compared to the $2.3 million of restructuring expenses incurred during the third quarter of 2008.
Income Taxes
The effective tax rate for the three-months ended September 30, 2009 was negative 25.7 percent. This rate reflects a discrete tax benefit of $8.0 million related to the release of the deferred tax valuation allowance in the third quarter of 2009. Excluding this discrete item, the effective tax rate for the third quarter would have been 16.2 percent. The Company expects that its US effective tax rate will be in the range of 43 percent — 45 percent for the year ending December 31, 2010.
The valuation allowance was released in the third quarter because of, among other factors, the continued trend of improved profitability, the success of the Company’s recent secondary offering, the completion of management’s restructuring plan and the successful integration of AmTech and Gleacher Partners.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
Segment Highlights
Three Months Ended September 30, 2009 and 2008
For presentation purposes, net revenue within each of the businesses is classified as commissions and principal transactions, investment banking, investment gains/(losses), net interest, and other. Commissions and principal transactions include commissions on agency trades and gains and losses from sales and trading activities. Investment banking includes revenue generated from capital raising through underwritings and private placements of equity and debt securities, and financial advisory service fees in regards to mergers and acquisitions, restructuring and corporate finance related matters. Investment gains/(losses) reflect gains and losses on the Company’s investment portfolio. Other revenue reflects management fees received from the partnerships the Company manages and research fees. Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company’s inventory levels. Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance. The pre-tax contribution of each of the segments represents income for the segment before income tax expense or benefit.

Broadpoint Descap	Three Months Ended September 30
(In thousands)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$38,439	$10,521	265%
Investment Banking	49	—	N/A
Investment Gains/(Losses)	—	—	N/A
Net Interest Income	5,795	3,120	86%
Other	129	(11)	N/A

Total Net Revenue	$44,412	$13,630	226%

Pre-Tax Contribution	$16,700	$5,496	204%

Broadpoint Descap Q3 2009 vs. Q3 2008
Broadpoint Descap net revenues of $44.4 million in the third quarter of 2009 increased $30.8 million, or 226 percent, compared to the third quarter of 2008. Commissions and principal transactions revenue increased $27.9 million, or 265 percent, to $38.4 million due to increased trading volumes and an overall widening of bid/ask spreads in its markets. Net interest income increased $2.7 million to $5.8 million due to higher inventory levels and higher coupon paying securities in the portfolio.

Debt Capital Markets	Three Months Ended September 30
(In thousands)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$28,498	$14,144	101%
Investment Banking	3,295	685	381%
Investment Gains/(Losses)	—	—	N/A
Net Interest Income	78	439	(82%)
Other	—	56	N/A

Total Net Revenue	$31,871	$15,324	108%

Pre-Tax Contribution	$5,309	$1,612	229%

Debt Capital Markets Q3 2009 vs. Q3 2008
Debt Capital Markets net revenues of $31.9 million in the third quarter of 2009 increased $16.5 million, or 108 percent, compared to $15.3 million in the third quarter of 2008. The $14.4 million increase in commissions and principal transactions revenue was due to widening bid/ask spreads and increased trading volume. Investment banking revenues increased due to an increase in advisory fees.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)

Investment Banking	Three Months Ended September 30
(In thousands)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$—	$(2)	N/A
Investment Banking	8,344	3,337	150%
Investment Gains/(Losses)	—	—	N/A
Net Interest Income	2	—	N/A
Other	86	—	N/A

Total Net Revenue	$8,432	$3,335	153%

Pre-Tax Contribution	$815	$195	318%

Investment Banking Q3 2009 vs. Q3 2008
Investment Banking net revenue of $8.4 million increased $5.1 million, or 153 percent, in the third quarter of 2009 compared to $3.3 million in the third quarter of 2008. The increase in investment banking revenue was due to an increase in advisory fees.

Equities	Three Months Ended September 30
(In thousands)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$5,000	$612	717%
Investment Banking	241	—	N/A
Investment Gains/(Losses)	—	—	N/A
Net Interest Income/(Loss)	7	(4)	N/A
Other	756	219	245%

Total Net Revenue	$6,004	$827	626%

Pre-Tax Contribution	$384	$(4,433)	N/A

Equities Q3 2009 vs. Q3 2008
Equities net revenues of $6.0 million increased $5.2 million, or 626 percent, in the third quarter of 2009 compared to the third quarter of 2008, due to the Company’s acquisition of Broadpoint AmTech in October 2008. Broadpoint AmTech replaced the Company’s legacy equity business, which was unable to generate sufficient revenues to operate profitably. Other revenues increased as a result of payments received related to fee-based research.

Other	Three Months Ended September 30
(In thousands)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$2	$(250)	N/A
Investment Banking	504	—	N/A
Investment Gains/(Losses)	2,698	(647)	N/A
Net Interest Income/(Loss)	2,762	(290)	N/A
Other	639	391	63%

Total Net Revenue	$6,605	$(796)	N/A

Pre-Tax Contribution	$(4,141)	$(10,791)	62%

Other Q3 2009 vs. Q3 2008
Other net revenue of $6.6 million increased $7.4 million in the third quarter of 2009 compared to the third quarter of 2008. Investment gains increased $3.3 million due to an increase in the value of the Company’s investment in the FATV fund. The $3.1 million increase in net interest revenues in the third quarter of 2009 compared to the third quarter of 2008 was primarily due to an increase in inter-company financing of the activities of the other business segments and lower financing expenses during the third quarter of 2009.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
Financial Overview
Nine Months Ended September 30, 2009 and 2008
Net revenues for the first nine months of 2009 were $260.6 million, an increase of $176.9 million, or 211 percent, from $83.7 million reported in the first nine months of 2008. The Company reported a pre-tax profit from continuing operations of $47.4 million compared to a pre-tax loss of $16.7 million in the first nine months of 2008. The Company reported a net profit of $45.1 million, or diluted earnings per share of $0.47, for the first nine months of 2009, compared to a net loss of $19.2 million, or $0.28 loss per common share, for the first nine months of 2008.

	Nine Months Ended
	September 30
(In thousands)	2009	2008

Revenues:
Principal transactions	$183,674	$59,099
Commissions	15,165	1,982
Investment banking	21,547	5,676
Investment banking revenue from related party	9,112	8,300
Investment gains/(losses), net	3,680	(410)
Interest	34,584	13,787
Fees and other	4,779	1,807

Total revenues	272,541	90,241
Interest expense	11,912	6,499

Net revenues	260,629	83,742

Expenses (excluding interest):
Compensation and benefits	182,093	71,554
Clearing, settlement and brokerage costs	3,299	1,875
Communications and data processing	7,678	7,279
Occupancy and depreciation	6,055	4,864
Selling	4,531	3,106
Restructuring	—	4,315
Other	9,555	7,399

Total expenses (excluding interest)	213,211	100,392

Income (loss) before income taxes	47,418	(16,650)

Income tax expense	2,345	2,405

Income (loss) income from continuing operations	45,073	(19,055)
Income (loss) income from discontinued operations (net of taxes) (see “Discontinued Operations” note)	28	(121)

Net income (loss)	$45,101	$(19,176)

Net interest income:
Interest income	$34,584	$13,787
Interest expense	11,912	6,499

Net interest income	$22,672	$7,288

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
Net Revenue
Net revenue in the first nine months of 2009 was $260.6 million, an increase of $176.9 million, or 211 percent, compared to $83.7 million in the first nine months of 2008. Revenues from principal transactions and commissions in the first nine months of 2009 were $198.8 million, an increase of $137.8 million, or 226 percent, compared to $61.1 million in the first nine months of 2008, due to increased revenues in the Broadpoint Descap division of $63.5 million, the Debt Capital Markets division, which commenced operations in March 2008, of $63.7 million, and the Equities division of $10.5 million. Investment Banking revenues of $30.7 million increased $16.7 million, or 119 percent, compared to the $14.0 million in the first nine months of 2008 due to an increase in advisory fees. Investment gains of $3.7 million increased $4.1 million compared to a loss of $0.4 million the first nine months of 2008 due to an increase in the value of the Company’s investment in the FATV fund. Net interest income of $22.7 million, increased by $15.4 million over the prior year period, primarily due to coupon interest generated on higher inventory levels at Broadpoint Descap and lower financing costs. Fees and other revenues of $4.8 million increased by $3.0 million over the prior year period, primarily due to an increase in payments received for equity research.
Compensation and Benefits
Compensation and benefits expense was $182.1 million in the first nine months of 2009, an increase $110.5 million, or 154 percent, compared to $71.6 million in the first nine months of 2008, primarily due to an increase in net revenue of 211 percent. As is standard in the industry, the Company compensates many of its professional personnel with a percentage of, or otherwise based on, the revenues generated by that professional or his or her business unit. Consequently, as revenue increases, associated compensation expense increases. The increase in compensation and benefits expense was also due to an increase in support personnel that are necessary to manage the Company’s growth. Employee headcount increased to 330 total employees at September 30, 2009 as compared to 193 employees at September 30, 2008.
Non-Compensation Expense
Non-Compensation expenses of $31.1 million increased by $2.3 million, or 8 percent, compared to $28.8 million in the first nine months of 2008. An increase in all of the Company’s non-compensation categories in 2009 was offset by the $4.3 million in restructuring charge that was incurred in the first nine months of 2008. The $1.4 million increase in Clearing, settlement, and brokerage expense was primarily driven by increased levels of trading volume in the Broadpoint Descap and Debt Capital Markets segments. Communications and data processing expense increased by $0.4 million due to an increase in demand for market data and technology connections as a result of the increase in headcount during 2009, which was partially offset by excess costs incurred in the third quarter of 2008 as a result of the shutdown of the Company’s legacy equity business. Selling expense increased $1.4 million due to increased activity in the Debt Capital Markets, Broadpoint Descap, and Equities segments. Occupancy and depreciation expense increased $1.2 million due to the leasing of additional office space for the Company’s Investment Banking and Equities segments. Other expense increased $2.2 million due to the amortization of intangibles related to the Broadpoint AmTech and Gleacher Partners acquisitions and a new SIPC assessment fee, which were partially offset by a decrease in legal expense. The Company completed its restructuring in the third quarter of 2008. There were no restructuring expenses incurred during the first nine months of 2009 compared to the $4.3 million of restructuring expenses incurred during the first nine months of 2008.
Income Taxes
The effective tax rate for the nine-months ended September 30, 2009 was 4.9 percent. This rate reflects the discrete tax benefit of $8.0 million related to the release of the deferred tax valuation allowance in the third quarter and a $6.0 million valuation allowance reduction related to deferred tax liabilities recorded in purchase accounting in connection with the Gleacher transaction in the second quarter. Excluding these discrete items, the effective tax rate for the nine-months ending September 30, 2009 would have been 34.4 percent. The Company expects that its US effective tax rate will be in the range of 43 percent — 45 percent for the year ending December 31, 2010.
The valuation allowance was released in the third quarter because of, among other factors, the continued trend of improved profitability, the success of the Company’s recent secondary offering, the completion of management’s restructuring plan and the successful integration of AmTech and Gleacher Partners.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
Segment Highlights
Nine Months Ended September 30, 2009 and 2008
For presentation purposes, net revenue within each of the businesses is classified as commissions and principal transactions, investment banking, investment gains/(losses), net interest, and other. Commissions and principal transactions include commissions on agency trades and gains and losses from sales and trading activities. Investment banking includes revenue generated from capital raising transactions of equity and debt securities, fees for strategic advisory, fees for restructuring and recapitalization services and valuations of structured products. Investment gains/(losses) reflect gains and losses on the Company’s investment portfolio. Other revenue reflects management fees received from the partnerships the Company manages and research fees. Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company’s inventory levels. Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance. The pre-tax contribution of each of the segments represents income for the segment before the income tax expense or benefit.

Broadpoint Descap	Nine Months Ended September 30
(In thousands)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$92,280	$28,763	221%
Investment Banking	766	85	801%
Investment Gains/(Losses)	—	—	N/A
Net Interest Income	17,402	6,146	183%
Other	154	31	397%

Total Net Revenue	$110,602	$35,025	216%

Pre-Tax Contribution	$44,664	$14,499	208%

Broadpoint Descap YTD 2009 vs. YTD 2008
Broadpoint Descap net revenues of $110.6 million increased $75.6 million, or 216 percent, compared to the first nine months of 2008. Commissions and principal transactions revenue increased $63.5 million, or 221 percent, to $92.3 million due to increased trading volumes and an overall widening of bid/ask spreads in its markets. Net interest income increased $11.3 million to $17.4 million due to higher inventory levels and higher coupon paying securities in the portfolio partially offset by inter-company financing charges.

Debt Capital Markets	Nine Months Ended September 30
(In thousands)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$92,304	$28,591	223%
Investment Banking	7,966	3,050	161%
Investment Gains/(Losses)	—	—	N/A
Net Interest Income	354	1,407	(75%)
Other	—	56	N/A

Total Net Revenue	$100,624	$33,104	204%

Pre-Tax Contribution	$16,382	$3,247	405%

Debt Capital Markets YTD 2009 vs. YTD 2008
Debt Capital Markets net revenues of $100.6 million in the first nine months of 2009 increased $67.5 million, or 204 percent, compared to $33.1 million in the first nine months of 2008, which only included seven months of activity as the Debt Capital Market segment began to operate in March 2008. The $63.7 million increase in commissions and principal transactions revenue was due to widening bid/ask spreads and increased trading volume. Investment banking revenues increased $4.9 million due to an increase in advisory fees. Net interest decreased $1.1 million due to lower inventory levels.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)

Investment Banking	Nine Months Ended September 30
(In thousands)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$—	$29	N/A
Investment Banking	20,932	10,407	101%
Investment Gains/(Losses)	—	—	N/A
Net Interest Income	2	—	N/A
Other	97	—	N/A

Total Net Revenue	$21,031	$10,436	102%

Pre-Tax Contribution	$2,890	$665	335%

Investment Banking YTD 2009 vs. YTD 2008
Investment Banking net revenue of $21.0 million in the first nine months of 2009 increased $10.6 million, or 102 percent, compared to $10.4 million in the first nine months of 2008. The increase in revenues is due to an increase in advisory fees.

Equities	Nine Months Ended September 30
(In thousands)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$14,281	$3,740	282%
Investment Banking	241	434	(44%)
Investment Gains/(Losses)	—	—	N/A
Net Interest Income/(Loss)	22	(4)	N/A
Other	3,325	575	478%

Total Net Revenue	$17,869	$4,745	277%

Pre-Tax Contribution	$999	$(9,179)	N/A

Equities YTD 2009 vs. YTD 2008
Equities net revenues of $17.9 million increased $13.1 million, or 277 percent, in the first nine months of 2009 compared to the first nine months of 2008, due to the Company’s acquisition of Broadpoint AmTech in October 2008. Broadpoint AmTech replaced the Company’s legacy equity business, which was unable to generate sufficient revenues to operate profitably. Other revenues increased as a result of payments received related to fee-based research provided by Broadpoint AmTech.

Other	Nine Months Ended September 30
(In thousands)	2009	2008	2009 vs. 2008

Net revenue
Commissions and Principal Transactions	$(26)	$(42)	38%
Investment Banking	754	—	N/A
Investment Gains/(Losses)	3,680	(410)	N/A
Net Interest Income/(Loss)	4,892	(261)	N/A
Other	1,203	1,145	5%

Total Net Revenue	$10,503	$432	2,331%

Pre-Tax Contribution	$(17,517)	$(25,882)	32%

Other YTD 2009 vs. YTD 2008
Other net revenue of $10.5 million increased $10.1 million, or 2,331 percent, compared to $0.4 million in the first nine months of 2008. Investment Gains increased $4.1 million due to an increase in the value of the Company’s investment in the FATV fund. The $5.2 million increase in net interest was primarily due to inter-company financing of the activities of the other business segments.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
Liquidity and Capital Resources
At September 30, 2009, the Company had Cash and cash equivalents of $19.5 million, compared to $7.4 million at December 31, 2008. In August 2009, the Company received proceeds in the amount of $93.3 million, after payment of certain expenses, related to the public offering described below.
A substantial portion of the Company’s assets are liquid, consisting of cash and assets that have historically been readily convertible into cash, such as securities held in inventory. The majority of these assets are financed by the Company’s clearing agents. The majority of the Company’s securities positions in trading accounts are readily marketable and actively traded. The level of assets and liabilities will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions.
On March 4, 2008, the Company completed the sale of 11,579,592 shares of the Company’s common stock in a private placement for $19.7 million, or approximately $1.70 per share, pursuant to a stock purchase agreement with MatlinPatterson, Mast, and certain other investors. The stock purchase agreement required the Company to file a registration statement on Form S-3 for the resale on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of the 7.1 million shares purchased by the lead investor, Mast. Such registration statement was filed and thereafter became effective on April 29, 2008.
On June 27, 2008, the Company entered into a Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of the Company’s Series B Preferred Stock, and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. The Preferred Stock Purchase Agreement and the Series B Preferred Stock include, among other things, negative covenants and other rights with respect to the operations, actions and financial condition of the Company and its subsidiaries so long as the Series B Preferred Stock remains outstanding. Cash dividends of 10 percent per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012 (see “Mandatory Redeemable Preferred Stock” note of the condensed consolidated financial statements).
On August 3, 2009, the Company completed an underwritten public offering of its common stock, consisting of 16,000,000 shares issued and sold by the Company and 11,025,000 shares sold by certain of the Company’s existing shareholders. The proceeds to the Company from the offering, net of underwriting discounts and commissions, and after deducting payment of expenses related to the underwriting, were approximately $93.3 million. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders.
Regulatory
As of September 30, 2009, each of the Company’s three registered broker-dealer subsidiaries, Broadpoint Capital Inc., Broadpoint AmTech., and Gleacher Partners LLC were in compliance with the net capital requirements of the SEC. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital may compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of September 30, 2009, Broadpoint Capital had net capital of $58.2 million, which exceeded minimum net capital requirements by $57.95 million, Broadpoint AmTech had net capital of $1.8 million, which exceeded minimum net capital requirements by $1.5 million, and Gleacher Partners LLC had net capital of $0.99 million which exceeded net capital requirements by $0.74 million.
Derivatives
The Company’s subsidiaries utilize various economic hedging strategies to actively manage their market and liquidity exposures. The subsidiaries also may purchase and sell securities on a when-issued basis. At September 30, 2009, they had no outstanding underwriting commitments, had not purchased or sold any securities on a when-issued basis, had entered into a purchase agreement on to-be-announced securities (“TBAs”), forward

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
mortgage-backed securities whose collateral remains “to be announced” until just prior to the trade settlement, in the notional amount of $17.0 million, and had entered into sale agreements on TBAs in the notional amount of $167.6 million.
Investments and Commitments
As of September 30, 2009, the Company had a commitment to invest up to an additional $1.0 million in the Partnership. The investment period expired in July 2006; however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. The majority of the limited partners of the Partnership are non-affiliates of the Company. In addition, as of September 30, 2009, the Company had an additional commitment to invest up to $0.2 million in EIF. The investment period expired in July 2006, but the General Partner may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund these commitments through operating cash flow.
On June 5, 2009, the Company completed the Gleacher Transaction. Pursuant to the related Merger Agreement, the Company paid $10 million in cash and issued 23 million shares of Company common stock as merger consideration for all the outstanding shares of Gleacher Partners. Of these shares, 14,542,035 shares were issued to Eric J. Gleacher, the founder and Chairman of Gleacher Partners. All of the shares issued as merger consideration are subject to resale restrictions. The Company is obligated to pay the shareholders an additional $10 million in cash after five years, subject to acceleration under certain circumstances.
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
Legal Proceedings
From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (See Part II — Item 1 — Legal Proceedings). An adverse result or development in respect of these matters, whether in settlement or as a result of litigation or arbitration, could materially adversely affect the Company’s condensed consolidated financial condition, results of operations, cash flows and liquidity.
In addition, the securities industry is highly regulated. The Company is subject to both routine and unscheduled regulatory examinations of its business and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years securities firms have been subject to increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on us. Periodically the Company receives inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The Company’s responses to these communications have in the past resulted in its being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on its business.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
Intangible Assets
As of September 30, 2009, $105.0 million of goodwill and $20.6 million of amortizable customer intangibles had been recorded on Broadpoint Gleacher Securities Group, Inc.’s condensed consolidated financial statements.
Intangible assets consist predominantly of customer related intangibles and goodwill related to the acquisitions of Broadpoint Securities, Broadpoint AmTech, Gleacher Partners, and the Debt Capital Markets Division. These intangible assets were allocated to the Company’s Other business reporting segment pursuant to SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS 142, now codified in the Intangible — Goodwill and Other Topic (350) of the FASB ASC, indefinite-life intangible assets and goodwill are not amortized. The Company reviews its goodwill on an annual basis in order to determine whether its value is impaired. In addition to annual testing, goodwill is also tested for impairment at the time of a triggering event requiring re-evaluation, if one were to occur. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses Income and Market approaches to determine fair value of the reporting unit. The Income approach applies a discounted cash flow analysis based on management’s projections, while the Market approach analyzes and compares the operating performance and financial condition of the reporting unit with those of a group of selected publicly-traded companies that can be used for comparison. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required the Company will continue to perform impairment and goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2008, as a result of the annual impairment testing, the goodwill related to the acquisition of Broadpoint Securities was determined not to be impaired. The Company did not perform any impairment testing during the nine months ended September 30, 2009.
Income Taxes
The Company’s effective tax rate is impacted by a variety of factors including fluctuations in projected earnings, changes in the statutory tax rates to which the Company’s operations are subject, settlements or changes to uncertain tax positions and changes in the Company’s valuation allowance in accordance with the provisions of Accounting Codification Standards, Topic No. 740 “Income Taxes” (ASC 740).
At June 30, 2009, the Company had a valuation allowance against its deferred tax assets. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over at least the last three years and the difficulty of forecasting future taxable income. The valuation allowance was released in the third quarter of 2009 because of, among other factors, the continued trend of profitability, the success of the Company’s recent secondary offering, the completion of management’s restructuring plan, and the successful integration of the AmTech and Gleacher acquisitions.
The Company reduced its long term effective tax rate (excluding discrete items and net operating loss utilization) in 2009 due to preferential taxing regimes in New York State and recent conforming legislation in New York City, as well as the Company’s withdrawal from other domestic taxing jurisdictions. After the restructure of the Company’s operations it is principally subject to state and local income tax in New York State and City. The Company expects that its US effective tax rate will be in the range of 43 percent — 45 percent for the year ending December 31, 2010. On October 22, 2009, the Company agreed to acquire ISM Group Limited and its subsidiaries (“ISM”), including ISM Capital LLP, a London-based investment banking boutique The Company has not yet assessed the impact that this acquisition may have on its worldwide effective tax rate.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
OFF-BALANCE SHEET ARRANGMENTS
Information concerning the Company’s off balance sheet arrangements are included in the Contractual Obligations section which follows, and as set forth in the “Derivative Financial Instruments” note to the unaudited condensed consolidated financial statements.
CONTRACTUAL OBLIGATIONS
The following table sets forth these contractual obligations by fiscal year:

(In thousands)	Total	2009	2010	2011	2012	2013	Thereafter	All Others

Operating leases (net of sublease rental income)(1)	$89,828	$1,961	$7,182	$6,678	$6,592	$6,560	$60,855	$—
Partnership and employee investment funds commitments (2)	1,200	1,200	—	—	—	—	—	—
Mandatory Redeemable Preferred Stock (3)	34,755	625	2,500	2,500	29,130	—	—	—
Subordinated debt (4)	1,197	—	287	108	207	185	410	—
Merger Agreement commitment(5)	10,000	—	—	—	—	—	10,000	—
Liabilities from unrecognized tax benefits (6)	6,154	—	—	—	—	—	—	6,154

Total	$143,134	$3,786	$9,969	$9,286	$35,929	$6,745	$71,265	$6,154

(1)	The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2025 (see “Commitment and Contingencies” note to the unaudited condensed consolidated financial statements).

(2)	The Company has a commitment to invest in FA Technology Ventures L.P. (the “Partnership”) and an additional commitment to invest in funds that invest in parallel with the Partnership (see “Commitment and Contingencies” note to the unaudited condensed consolidated financial statements).

(3)	In connection with the Series B Preferred Stock effective June 27, 2008, the holders of Series B Preferred Stock are entitled to receive cash dividend of 10 percent per annum, payable quarterly, as well as dividends at rate of 4 percent per annum which accrue and are cumulative, if not otherwise paid quarterly at the option of the Company. The Company is required to redeem all of the Series B Preferred Stock on or before June 27, 2012 at the Redemption Price (see “Mandatory Redeemable Preferred Stock” note to the unaudited condensed consolidated financial statements).

(4)	A select group of management and highly compensated employees are eligible to participate in the Key Employees Plan. The employees enter into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Key Employee Plan. The accounts of the participants of the Key Employees Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Key Employees Plan.

(5)	In connection with the acquisition of Gleacher Partners Inc., the Company has agreed to pay $10 million to the Selling Parties five years after closing the Transaction, subject to acceleration under certain circumstances (see “Commitment and Contingencies” note to the unaudited condensed consolidated financial statements).

(6)	At September 30, 2009, the Company had a reserve for unrecognized tax benefits including related interest of $6.2 million. The Company is unable at this time to estimate the periods in which potential cash outflows relating to these liabilities would occur because the timing of the cash flows are dependent upon audit by the relevant taxing authorities. The Company presently has an ongoing audit with the State of New York. Management does not expect any significant change in unrecognized tax benefits in the next twelve months.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)
RECENT ACCOUNTING DEVELOPMENTS
See Note 1 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding Recent Accounting Developments.

BROADPOINT SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
MARKET RISK
Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads and equity prices, changes in the implied volatility of interest rates and equity prices and also changes in the credit spreads/credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company’s market risk management procedures cover both non-derivative and derivatives instruments to include all market-risk-sensitive financial instruments. The Company’s exposure to market risk is directly related to trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients.
The Company trades U.S. Treasury bills, notes, and bonds; U.S. Government agency notes and bonds; mortgage-backed securities, asset backed securities and corporate obligations. In connection with these activities, the Company may be required to maintain inventories in order to facilitate customer transactions. In connection with some of these activities, the Company attempts to mitigate its exposure to such market risk by entering into economic hedging transactions, which may include U.S. Government, and federal agency securities and TBAs.
The following table categorizes the Company’s market risk sensitive financial instruments by type of security and final legal maturity date, if applicable (equity securities and other investments with no maturity are being shown in the table under 2009). The fair value of securities shown is net of long and short positions.

(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total

Fair value of securities Corporate bonds (incl. non-agency MBS/ABS/CMBS)	$—	$4,439	$226	$(22)	$9,190	$62,698	$76,531
State and municipal bonds	1	—	—	—	—	5	6
US Government and federal agency obligations (incl. agency MBS)	14	154	(2,433)	(2,724)	(819)	817,656	811,848

Subtotal interest rate sensitive financial instruments	15	4,593	(2,207)	(2,746)	8,371	880,359	888,385

Equity securities	517	—	—	—	—	—	517
Investments (1)	18,319	—	—	—	—	—	18,319
Other	61	—	—	—	—	—	61

Fair value of securities	$18,912	$4,593	$(2,207)	$(2,746)	$8,371	$880,359	$907,282

Notional amount of derivatives (2)	—	—	—	—	—	(149,908)	(149,908)

Fair value of interest rate sensitive financial instruments and notional amount of derivatives	$18,912	$4,593	$(2,207)	$(2,746)	$8,371	$730,451	$757,374

(1)	Investments exclude the consolidation of the Employee Investment Fund in the amount of $1.0 million in so far as the employee beneficiaries of the fund, rather than the Company, are at risk with respect to any loss of value with respect to securities in the fund (see “Investments” note to the condensed consolidated financial statements).

(2)	TBA contracts have forward settlement dates of two to three months. The final legal maturity of the underlying mortgage pools is shown in the above table.
The following is a discussion of the Company’s primary market risk exposures as of September 30, 2009, including a discussion of how those exposures are currently managed.
Interest Rate Risk
Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. These financial instruments include corporate debt securities, mortgage-backed and asset-backed securities, government securities and government agency securities. In connection with trading activities, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of

BROADPOINT SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
interest rates or the shape and slope of the yield curve. The Company’s exposure to interest rate risk is managed by shorting TBAs and government securities.
A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net inventory positions. The fair market value of these securities included in the Company’s inventory at September 30, 2009 was $757.4 million and at December 31, 2008 was $602.8 million. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve. At September 30, 2009, the potential change in fair value under this stress scenario was $11.3 million. In the third quarter of 2009, the Company refined its methodology of calculating fair value change under this sensitivity analysis by reflecting the net reduction in interest rate risk associated with the prepayment and amortization of mortgaged-backed securities. At December 31, 2008, under this new methodology, the comparable change would have been $6.5 million. The increase of $4.8 million of this risk measure was driven by an increase of inventory levels and related hedges, as a result of increased volume in the Broadpoint Descap segment. Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.
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
Marketable equity securities included in the Company’s inventory, which were recorded at a fair value of $0.5 million in securities owned at September 30, 2009 and $0.7 million in securities owned at December 31, 2008, have exposure to equity price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by stock exchanges and amounts to $0.1 million at September 30, 2009 and $0.1 million at December 31, 2008. The Company’s investment portfolio excluding the consolidation of the Employee Investment Fund at September 30, 2009 and December 31, 2008 had a fair market value of $19.3 million and $14.3 million, respectively. Equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations and for the Company’s investment portfolio excluding the consolidation of the Employee Investment Funds amounted to $1.9 million at September 30, 2009 and $1.4 million at December 31, 2008. Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.
Prepayment Risk
Prepayment risk, which is related to interest rate risk, arises from the possibility that the rate of principal repayment on mortgages will fluctuate, affecting the value of mortgage-backed securities. Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans and turnover in housing ownership. Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of the Company’s net interest income and the effectiveness of TBA economic hedging. Prepayments of mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are uncertain. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The purchase prices of mortgage-backed securities are generally based upon assumptions regarding the expected rates of prepayments.
CREDIT RISK
The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the credit worthiness of the counter party

BROADPOINT SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
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

Item 4. Controls and Procedures
As of the end of the period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009 quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company has excluded from its assessment of internal controls the controls and procedures acquired as a result of the Gleacher Transaction. These controls are not required to be included in management’s evaluation of internal controls as of September 30, 2009, since the transaction took place on June 5, 2009. Gleacher Partners LLC is a consolidated subsidiary of Broadpoint Gleacher Securities Group, Inc. whose total assets comprise less than 1.0 percent of total consolidated assets. Net revenues of Gleacher Partners LLC comprise 1.8 percent and 1.4 percent of consolidated net revenues for the third quarter 2009 and from acquisition date, respectively.

Part II-Other Information
Item 1. Legal Proceedings
On September 1, 2009, the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”) approved a settlement agreement whereby the Company finally concluded litigation begun in 1998. In 1998, the Company was named in lawsuits by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was approved by the Bankruptcy Court. The Company acted as placement agent in that sale, and a number of persons who were employees and officers of the Company at that time, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The plaintiffs’ claims were referred back to the Bankruptcy Court for such consideration. In February 2009, the Bankruptcy Court dismissed the motions in their entirety (the “2009 Decision”). On September 1, 2009, the Bankruptcy Court approved a settlement agreement among all the parties whereby the Company paid the Lawrence Parties $100,000 and the 2009 Decision became a non-appealable, final judgment, and any appeals of the Decision were withdrawn with prejudice.
Due to the nature of the Company’s business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings. These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory or other transactional activities, client account activities and employment matters. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position. In addition, the securities industry is highly regulated. The Company and its subsidiaries are subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years securities firms have been subject to increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries. Periodically the Company and its subsidiaries receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The responses to these communications have in the past resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company’s business.
From time to time, the Company may take reserves in its financial statements with respect to legal proceedings to the extent it believes appropriate. However, accurately predicting the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles. Based on currently available information, the Company does not believe that any litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, results of operations and cash flows, although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company’s operating results in that period.
Item 1A. Risk Factors
In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part II, Item 1A “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 in evaluating our business, financial position, future results and prospects. Although there have been no material changes to the risk factors described in such Quarterly Report on Form 10-Q, the risks described therein are not the only risks facing the Company. Additional risks that the Company does not presently know or that the Company currently believes are immaterial could also materially and adversely affect the Company’s business, financial position, future results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other information
None

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

3.1	Certificate of Amendment of the Certificate of Incorporation of Broadpoint Securities Group, Inc. dated June 5, 2009, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).

3.2	Restated Certificate of Incorporation of Broadpoint Gleacher Securities Group, Inc. dated June 5, 2009, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).

3.3	Amended and Restated Bylaws of Broadpoint Gleacher Securities Group, Inc. dated June 5, 2009, Inc. (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).

10.72†	Non-Compete and Non-Solicit Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).

10.73†	Employment Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).

10.74	Agreement and Plan of Merger by and among Broadpoint Securities Group, Inc., Magnolia Advisory LLC, Gleacher Partners Inc., certain stockholders of Gleacher Partners Inc. and each of the holders of interests in Gleacher Holdings LLC, dated as of March 2, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).

10.75†	Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.76†	Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.77†	Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.78†	Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.79†	Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.79 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.80†	Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

Exhibit
Number	Description

10.81†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.81 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.82†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.82 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.83†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Robert Turner (filed as Exhibit 10.83 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.84†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.84 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

10.85†	Registration Rights Agreement dated June 5, 2009 by and between Broadpoint Securities Group, Inc. and Eric J. Gleacher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).

10.86	Trade Name and Trademark Agreement, dated June 5, 2009 by and among Broadpoint Securities Group, Inc., Eric J. Gleacher and certain other parties thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).

10.87†	Amended and Restated of the Broadpoint Gleacher Securities Group, Inc. 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference thereto).

10.88†	Amended and Restated of the Broadpoint Gleacher Securities Group, Inc. 2007 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference thereto).

10.89†	Form of 2003 Non-Employee Directors Stock Plan Restricted Stock Agreement (filed as Exhibit 10.89 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference thereto).

10.90†	Form of 2003 Non-Employee Directors Stock Plan Stock Option Agreement (filed as Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference thereto).

10.91†	Restricted Stock Units Agreement dated June 30, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference thereto).

10.92†	Restricted Stock Units Agreement dated June 30, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.92 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference thereto).

10.93†	Amendment to Agreement, amending the Employment Agreement, dated as of September 21, 2007, effective as of August 21, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference thereto).

Exhibit
Number	Description

10.94†	Restricted Stock Units Agreement dated August 21, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference thereto).

10.95	Lease Agreement by and among Broadpoint Gleacher Securities Group, Inc., HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of September 30, 2009, filed herewith.

10.96	Assignment of Lease and Consent by and among Broadpoint Gleacher Securities Group, Inc., One Penn Plaza LLC, HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of September 30, 2009, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broadpoint Gleacher Securities Group, Inc. (Registrant)
Date: November 12, 2009	/s/ Lee Fensterstock
Lee Fensterstock
Chief Executive Officer

Date: November 12, 2009	/s/ Robert I. Turner
Robert I. Turner
Chief Financial Officer (Principal Accounting Officer)