Form 10-K
period 2009-12-31
BROADPOINT GLEACHER SECURITIES GROUP, INC.
filed 2010-03-15
CIK 782842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
- or -
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 014140

BROADPOINT GLEACHER SECURITIES GROUP, INC.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of common stock of the Registrant held by non-affiliates based upon the closing price of Registrant’s shares as reported on The NASDAQ Global Market on June 30, 2009, which was $5.58, was $223,245,577. Common stock held by each officer and director and by each person known to the Company who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2010, 128,170,616 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	[Reserved]	21

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	50
Item 8.	Financial Statements and Supplementary Data	56
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	110
Item 9A.	Controls and Procedures	110
Item 9B.	Other Information	110

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	110
Item 11.	Executive Compensation	111
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	111
Item 13.	Certain Relationships and Related Transactions, and Director Independence	111
Item 14.	Principal Accountant Fees and Services	111

PART IV
Item 15.	Exhibits, Financial Statement Schedule	112
EX-4.1
EX-10.1
EX-10.2
EX-10.17
EX-10.57
EX-10.58
EX-10.59
EX-10.60
EX-10.61
EX-10.62
EX-14
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32

PART I

This Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information contained herein are forward-looking statements and may contain projections relating to revenues, earnings, operations, other financial measures, economic conditions, trends and known uncertainties, and may include statements of our future performance, strategies and objectives. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed in this Report. You should review the “Risk Factors” section of this Report for a discussion of the important factors that could cause actual results to differ materially from those described in or implied by the forward-looking statements contained in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

As used herein, the terms “Company,” “Broadpoint Gleacher,” “we,” “us,” or “our” refer to Broadpoint Gleacher Securities Group, Inc., and its subsidiaries.

Item 1.	Business

Broadpoint Gleacher Securities Group, Inc. (together with its subsidiaries, the “Company”) is an independent investment bank that provides corporations and institutional investors with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis services, as well as securities brokerage for institutional customers primarily in the United States. The Company offers a diverse range of products through the Broadpoint Descap, Debt Capital Markets, and Investment Banking divisions of Broadpoint Capital, Inc. (“Broadpoint Capital”), including its new Investment Banking financial advisory subsidiary, Gleacher Partners LLC (“Gleacher Partners”), its Equity Capital Markets subsidiary, Broadpoint AmTech and its venture capital subsidiary, FA Technology Ventures Inc. (“FATV”). At February 15, 2010, the Company had 342 employees. The Company is a New York corporation, incorporated in 1985, and is traded on The NASDAQ Global Market (“NASDAQ”) under the symbol “BPSG.”

The Company estimates based upon certain assumptions and outside sources, that the market for the Company’s services in 2009 was over $145 billion, consisting of approximately $55 billion of investment banking fees for equities and capital markets transactions, debt capital markets and advisory services and approximately $90 billion of cash commissions on annual secondary trading volume in the markets in which the Company participates. The market and competition for these fees and commissions has and continues to endure dramatic structural and fundamental changes. The credit crisis of 2008 created an unprecedented opportunity for a new class of investment banks to fill the need for these services to corporations and institutional investors. Nonetheless, boutique firms that lack scale, diversification, strong balance sheets and profitable business models face significant challenges in remaining viable participants in these markets.

We operate through five business segments, which are described below.

Broadpoint Descap

The Broadpoint Descap segment provides sales and trading on a wide range of mortgage and asset-backed securities, U.S. Treasury and government securities, structured products such as collateralized loan obligations (or CLOs) and collateralized debt obligations (or CDOs), whole loans, swaps, and other securities. The team generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients. Revenues are also generated from interest income on securities held primarily for the purpose of facilitating customer trading. The team consists of sales professionals who have developed strong relationships with more than 700 institutional investors including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors by providing value-added investment ideas and access to execution services and inventory capital on an as-needed basis. Sales professionals deliver investment ideas with support of desk analysts that monitor and analyze applicable securities where clients have demonstrated interest. The Broadpoint Descap team also provides execution services for institutional investor customer trades where it seeks to match buy side demand with sell side supply to achieve best execution and liquidity for participating parties.

Debt Capital Markets

The Company’s Debt Capital Markets segment provides sales and trading on corporate debt securities including bank debt, investment grade and high-yield debt, convertibles, distressed debt, and preferred stock. The team generates revenues from spreads and fees on trades executed and on intraday principal and riskless principal transactions on behalf of clients. The team consists of sales professionals who have developed strong relationships with more than 1,150 institutional investors, including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors, by providing value-added investment ideas and access to execution services. Sales professionals deliver investment ideas with the support of desk analysts that monitor and analyze debt securities in a variety of industry verticals where clients have demonstrated interest. The Debt Capital Markets team also provides execution services for institutional investor customer trades and corporate debt repurchase activities where it seeks to match buy side demand with sell side supply to achieve best execution and liquidity for participating parties.

Investment Banking

The Company’s Investment Banking segment consists of 50 client-facing professionals committed to offering a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and corporate finance-related matters. In addition, it raises capital for corporate clients through underwritings and private placements of debt and equity securities.

Gleacher Partners

On June 5, 2009, the Company acquired Gleacher Partners, Inc., a leading corporate advisory firm that provides strategic financial advice to corporations globally. Gleacher Partners has advised on more than $250 billion of mergers, acquisitions, divestitures and restructurings.

Equities

The Company’s Equities segment provides sales and trading on equity securities and generates revenues through cash commissions on customer trades and hard-dollar fees for research and other services. In connection with the reorganization of its legacy equities business in October 2008, the results of such business are included within this segment as well.

Broadpoint AmTech

On October 2, 2008, the Company acquired American Technology Research, a broker-dealer specializing in institutional research, sales and trading in the technology, aerospace and defense and clean tech areas. Rebranded as Broadpoint AmTech, this group provides sales, trading and research on equity securities and generates revenues through cash commissions on customer trades and hard-dollar fees for services and cash commissions on corporate repurchase activities. The team consists of 19 research professionals that seek to provide quantitative, value-added, differentiated insight on equity securities they cover. Research analysts develop relationships with corporate management teams of issuers they cover, maintain networks of industry and competitor contacts to gain proprietary data points to support investment theses and provide access to their views via published research, in-person and through hosted meetings and events for investors on behalf of the companies whose stocks they cover. As of February 15, 2010, Broadpoint AmTech research covered approximately 126 stocks primarily in the technology, aerospace and defense and clean tech sectors and seeks to cover securities where clients express strong interest or the team feels significant value can be delivered via proprietary and differentiated views. Institutional sales professionals deliver investment ideas generated by our research to approximately 300 institutional investor clients including mutual funds, hedge funds, investment managers and investment advisors.

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

We seek growth through (i) market share gains in our existing product and service offerings, (ii) expansion into new products and services to better serve our corporate and investor clients and (iii) acquisitions of businesses and assets that add scale to our existing businesses, are complementary, or diversify our revenue base. The Company emphasizes a variable compensation model and a low-cost non-compensation expense structure along with a culture of employee ownership.

The Company’s broker-dealer subsidiaries, Broadpoint Capital, Broadpoint AmTech, and Gleacher Partners are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and various exchanges. Broadpoint Capital is also a member of the National Futures Association (“NFA”). The Company’s subsidiaries mentioned above are registered as broker-dealers with the Securities and Exchange Commission (“SEC”).

The Company’s headquarters are located at 12 East 49th Street, 31st Floor, New York, NY 10017. The telephone number is (212) 273-7100 and our internet address is www.bpsg.com.

Discontinued Operations

During the past several years, the Company has restructured nearly all of its operations. In September 2007, the Company completed the sale of its Municipal Capital Markets Group to DEPFA BANK plc (“DEPFA”). In June 2007, the Company closed its Fixed Income Middle Markets Group. In June 2006, the Company ceased operations in its Taxable Fixed Income division. In April 2006, the Company closed its Convertible Arbitrage Advisory Group. In February 2005, the Company sold its asset management operations in Albany, New York and in December 2004, the Company closed its asset management operations in Sarasota, Florida.

The operating results of the groups and divisions referred above are reported as discontinued operations (see Note 22 of the consolidated financial statements). We replaced these discontinued operations with the more streamlined and profitable operations described above.

Available Information

The Company files with the SEC current, annual and quarterly reports, proxy statements and other information as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov from which interested persons can electronically access the Company’s SEC filings.

The Company will make available free of charge, through its internet site www.bpsg.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information. These filings and information will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

The Company also makes available, on the Corporate Governance page of its website, its (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) the charters of the Audit, Executive

Compensation, and Directors and Corporate Governance Committees of our Board of Directors, and (iv) the Procedures for Reporting Violations of Compliance Standards. These documents will also be available in print without charge to any person who requests them by writing or telephoning: Broadpoint Gleacher Securities Group, Inc., Attn: Investor Relations, 12 East 49th Street, 31st Floor, New York, NY 10017, U.S.A., telephone number (212) 273-7100.

Sources of Revenues

A breakdown of the amount and percentage of net revenues from each principal source for the periods indicated follows (excluding discontinued operations):

For the years ended	2009		2008		2007
December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)

Principal transactions	$230,011	67.3%	$97,032	72.2%	$21,229	53.0%
Commissions	19,745	5.8%	6,529	4.9%	4,666	11.6%
Investment banking	36,577	10.7%	8,296	6.2%	8,127	20.3%
Investment banking revenue from related party	9,579	2.8%	8,400	6.3%	—	—%
Investment gains (losses)	5,698	1.7%	(1,115)	(0.8)%	2,594	6.5%
Interest income	49,439	14.5%	21,946	16.3%	8,639	21.6%
Fees and other	6,368	1.9%	3,925	2.9%	1,856	4.6%

Total revenues	$357,417	104.7%	$145,013	108.0%	$47,111	117.5%

Interest expense	15,572	4.7%	10,712	8.0%	7,027	17.5%

Net revenues	$341,845	100.0%	$134,301	100.0%	$40,084	100.0%

For information regarding the Company’s reportable segment, refer to Note 20 of the consolidated financial statements.

Principal Transactions

The Company’s Broadpoint Descap and, to a lesser extent, Debt Capital Markets segments maintain inventories of debt issued by U.S. government and federal agency obligations, commercial mortgage-backed debt, residential mortgage-backed debt, other debt obligations, CDOs, corporate debt, equity securities, preferred stock, derivatives, and state and municipal bonds in order to facilitate its customer trading activities. These segments combined comprised approximately 79%, 82%, and 38% of the Company’s net revenues for the years ending December 31, 2009, 2008, and 2007, respectively.

The Company’s trading activities may require the commitment of capital. As a result, the Company exposes its own capital to the risk of fluctuations in market value. All inventory positions are marked-to-market; i.e. their fair value price on a daily basis. The following table sets forth the highest, lowest, and average month-end inventories (the net of securities owned and securities sold, but not yet purchased, less securities not readily marketable) for the year ended December 31, 2009, by securities category, where the Company acted in a principal capacity.

	Highest	Lowest	Average
	Inventory, Net	Inventory, Net	Inventory, Net
(In thousands)

Debt securities issued by U.S. government and federal agency obligations	$935,145	$395,352	$624,033
Commercial mortgage-backed securities	45,544	2,508	23,838
Residential mortgage-backed securities	44,080	3,925	15,389
Other debt obligations	22,213	4,266	14,025
Collateralized debt obligations	15,967	—	2,367
Corporate debt securities	13,874	(1,371)	4,387
Equity securities	11,325	352	1,416
Derivatives	2,021	(1,476)	(164)

Commissions

A portion of the Company’s revenue is derived from customer commissions on brokerage transactions for the Company’s institutional clients, such as investment advisors, mutual funds, hedge funds, and pension and profit sharing plans, for which the Company is not acting as a market maker.

Investment Banking

Investment banking fees are generated from strategic merger, acquisition, restructuring and recapitalization advisory services, liability management and capital raising transactions of equity and debt securities for a diverse group of corporate and institutional clients.

Capital Raising

The Company seeks to raise capital for its clients by underwriting and privately placing a broad range of securities, including common and preferred stock, convertible and exchangeable securities, investment-grade debt, high-yield debt, bank debt and mortgage and asset-backed securities. The Company seeks to provide these services for a wide range of corporate clients primarily through initial public offerings, follow-on public equity offerings, secondary equity offerings and registered direct placements of equity securities, private placements of public and private equity and public and private placements of investment grade-debt, high-yield debt, bank debt and convertible debt, among others. The Company utilizes its team of Investment Banking professionals to structure transactions and its team of equity and debt distribution professionals within its Debt Capital Markets, Broadpoint AmTech and Broadpoint Descap segments to place underwritten and agented securities with its investor clients on behalf of its corporate clients and to provide aftermarket services on those securities including research, sales and trading.

Advisory Services

The Company offers a broad range of advisory services for a variety of corporate and institutional investor constituents. For corporations, the Company provides corporate strategic reviews, mergers and acquisitions advisory services, takeover defense analyses, fairness opinions and restructuring and recapitalization advisory services. Corporate strategic advisory services are offered to a variety of constituents including corporate management teams and committees of corporate boards of directors. The Company seeks to provide advice in each of these areas to help its clients succeed and achieve their near and long-term goals. For institutional investors, the Company also offers a range of advisory services, including restructuring and recapitalization advisory services and structured products valuation advisory services. Restructuring and recapitalization advisory services are offered to a variety of constituents including corporations, creditors, labor-related parties, government agencies, litigation claimants, plan sponsors and stalking horse bidders or other potential acquirers. The restructuring and strategic advisory teams often generate financing opportunities from their clients. The Company also has a team of professionals which provides investment ideas to certain of the Company’s applicable sales and trading desks and valuation services on complex and difficult to value structured products to clients.

For the periods indicated, the table below provides a breakdown of the Company’s investment banking revenues by area.

	For the Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Investment banking transactions
Capital raising	$12,840	$4,719	$5,097
Advisory services	33,316	11,977	3,030

Total Investment banking revenue	$46,156	$16,696	$8,127

Investment gains (losses)

The Company’s investment portfolio includes interests in privately held companies and its interest in FA Tech Ventures L.P managed by FATV. Investment gains (losses) are comprised of both unrealized and realized gains and losses from the Company’s investment portfolio (see Note 7 of the consolidated financial statements).

Interest Income

Interest income is recognized primarily on the Company’s trading portfolio of fixed income securities which is held in order to facilitate its customer trading activities. The Company incurs interest expense primarily as a result of funding its trading portfolio through its clearing broker and through the repurchase markets. Net interest has increased year over year primarily due to the Company’s higher inventory levels.

Fees and Other

Fees and other relate primarily to equity research fees and investment management fees earned by FATV.

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

Employees

As of February 15, 2010, the Company’s operations had approximately 342 full-time employees, of which there are 64 professionals in the Investment Banking segment of which 50 are client-facing, 94 professionals in the Debt Capital Markets segment of which 79 are client-facing, 76 professionals in the Broadpoint Descap segment of which 63 are client-facing, 53 professionals in the Equities segment of which 44 are client-facing. The remaining 55 employees are in various support and administrative roles within the Other segment. The Company considers its employee relations to be good and believes that its compensation and employee benefits are competitive with those offered by other securities firms. None of the Company’s employees are covered by a collective bargaining agreement.

Competition

As an investment bank, all aspects of the Company’s business are intensely competitive. The Company competes with other investment banks, commercial banks or bank holding companies, brokerage firms, merchant banks and financial advisory firms. The Company competes with firms nationally as well as on a regional, product or business line basis. Many of the Company’s competitors have substantially greater capital and resources than it does and offer a broader range of financial products. To the extent we expand into new business areas and new geographic regions, we will face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market. The Company believes that the principal factors affecting competition in its business include client relationships, reputation, quality and price of our products and services, market focus and the ability of our professionals. Competition is intense for the recruitment and retention of qualified professionals. The Company’s ability to continue to compete effectively in its business will depend upon its continued ability to retain and motivate its existing professionals and attract new professionals. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products than the Company offers, including loans, deposit taking and insurance. Many of these firms also have more extensive investment banking teams and services, which may enhance their competitive position relative to the Company’s. They also have the ability to support investment banking and securities products with commercial banking and other financial services revenue in an effort to gain market share, which could result in pricing pressure in the Company’s business. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of the Company’s competitors.

Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the direct oversight of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA and the U.S. securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the securities industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to substantial regulation by state securities authorities in the U.S. jurisdictions in which they are registered. The Company’s subsidiaries, Broadpoint Capital, Broadpoint AmTech and Gleacher Partners, are registered as broker-dealers as follows: (1) Broadpoint Capital: all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands; (2) Broadpoint AmTech: 27 states; and (3) Gleacher Partners: all 50 states, the District of Columbia and Puerto Rico.

The U.S. regulations to which broker-dealers are subject cover many aspects of the securities business, including sales and trading practices and financial responsibility, including the safekeeping of customers’ funds and securities, as well as the capital structure of securities firms, books and record keeping, and the conduct of their associated persons. Salespeople, traders, investment bankers and others are required to pass examinations administered by FINRA and all principal exchanges as well as state securities authorities in order to both obtain and maintain their securities license registrations. Certain employees of our broker-dealer subsidiaries are required to be registered with FINRA and also required to participate annually in the firm’s continuing education program.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in Congress, in state legislatures and around the world. Additional legislation, both federal and state, changes in rules promulgated by the SEC and by self-regulatory organizations as well as changes by state securities authorities, and/or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, self-regulatory organizations, and state securities regulators have broad authority to conduct examinations and inspections, and initiate administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of U.S. broker-dealer regulation is the protection of customers and the securities markets rather than protection of shareholders of broker-dealers.

Net Capital Requirements

The Company’s broker-dealer subsidiaries, Broadpoint Capital, Broadpoint AmTech, and Gleacher Partners, are subject to the net capital requirements of Rule 15c3-1 of the Exchange Act. Broadpoint Capital is also subject to the net capital requirements of the Commodity Futures Trading Commissions (Regulation 1.16). These net capital rules are designed to measure the general financial condition and liquidity of a broker-dealer, and they impose a required minimum amount of net capital deemed necessary to meet a broker-dealer’s continuing commitments to its customers.

Compliance with these net capital rules may limit those operations that require the use of capital, such as trading in securities, underwriting securities, and financing customer margin account balances. Net capital changes from day to day, based in part on the Company’s inventory positions and the portion of the inventory value the net capital rules require the firm to exclude from its capital (see Note 18 of the consolidated financial statements).

At December 31, 2009, net capital and excess net capital of the Company’s broker-dealer subsidiaries were as follows:

	Net Capital	Excess Net Capital
(In thousands of dollars)

Broadpoint Capital	$74,200	$73,950
Broadpoint AmTech	$3,248	$2,812
Gleacher Partners	$454	$204

Item 1A.	Risk Factors

Our business and operations face a variety of serious risks and uncertainties. You should carefully consider the risk factors described below and in our other public reports. If any of the following risks actually occur, or if our underlying assumptions prove to be incorrect, our actual results may vary from what we projected and our financial condition or results of operations could be materially and adversely affected. These risk factors are intended to highlight factors that may affect our business, financial condition and results of operations and are not meant to be an exhaustive discussion. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect us.

Company Risks

Difficult market conditions have adversely affected and may continue to adversely affect our business in many ways.  Our businesses, by their nature, do not produce predictable earnings and are materially affected by conditions in the financial markets and economic conditions generally, both in the U.S. and around the world. Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. The credit crisis of 2008 has resulted in various programs, initiatives and actions being implemented in the U.S. and other markets in order to stabilize the markets, increase liquidity and restore investor confidence.

We have experienced increased volumes due to the return of liquidity to the markets as a result of these programs and initiatives. However, it is unclear whether such initiatives will in fact be positive or negative for the financial markets over either the short or long-term. In addition, unfavorable economic or market conditions, such as those experienced in 2008 and 2007, may significantly reduce the volume and size of capital-raising transactions and advisory engagements for acquisitions and dispositions, thereby reducing the demand for our investment banking services and increasing price competition among financial services companies seeking such engagements. If the economic recovery is unsustainable, our investment banking revenue could be negatively impacted by a reduction of completed transactions, the backlog of transactions, the decreased size of transactions, and our diminished role in these transactions, resulting in reduced underwriting placement and advisory fees. In the event of extreme market events, such as a recurrence of the global credit crisis, we could incur substantial risk of loss on the value of our securities due to market volatility.

Our business is also significantly affected by interest rates, which can change suddenly and unexpectedly. For example, a significant increase in interest rates would decrease the level of customer activity, increase our cost of funding, likely decrease new issues in the debt capital markets, decrease the value of securities owned and create a business environment in which M&A activity decreases. Any of these results would increase our costs or decrease our revenues.

The financial services industry and the markets in which we operate are subject to systemic risk that could adversely affect our business and results.  Participants in the financial services industry and markets increasely are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development with one participant (such as a bankruptcy or default) may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems or losses) for other participants as was evident during 2008 following the demise of Bear Stearns and Lehman Brothers. The resulting events had a negative impact on many other industry participants. Systemic risk is inherently difficult to assess and quantify, and its form and magnitude can remain unknown for significant periods of time and could have a negative impact on us.

The volume of anticipated investment banking transactions may differ from actual results.  Our investment banking revenue is typically earned upon the successful completion of a transaction. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. Furthermore, the completion of anticipated investment banking transactions in our pipeline is uncertain and beyond our control. For example, a client’s transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If parties fail to complete a transaction on which we are advising or an offering in which we are participating, we earn little or no revenue from the transaction and may incur significant expenses (for example, travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time (and any characterization or description of deal pipelines) is subject to change and may not necessarily result in future revenues.

Financing and advisory services engagements are singular in nature and do not generally provide for subsequent engagements.  Even though we work to represent our clients at every stage of their lifecycle, we are typically retained on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of those transactions, our business and results of operations will likely be adversely affected.

We have incurred losses in recent periods and may incur losses in the future.  We have incurred losses in recent periods. We recorded a net loss of $17.4 million for the year ended December 31, 2008, a net loss of $19.5 million for the year ended December 31, 2007 and a net loss of $44.0 million for the year ended December 31, 2006. We may incur losses and further declines in revenue in future periods. While we recorded net income for the year ending December 31, 2009, we may not be able to maintain profitability. If we incur additional losses and are unable to raise funds to finance those losses, our liquidity and ability to operate would be adversely affected.

Our recent improvements in financial results may not be representative of future results.  We have engaged in a restructuring of our business, which was substantially completed in 2008. In the past year, we have experienced significant improvements in our operating results. These improvements, we believe, have resulted from a combination of our restructuring efforts and market conditions favorable to our realigned business operations, including returning liquidity, a continuing low interest rate environment and increased investor risk tolerance. We may not be able to maintain these profitable results, either because we fail to adequately capitalize on market conditions or because market conditions become adverse to our business model.

We may be unable to fully capture the expected value from acquisitions and investments and personnel.   To the extent we make acquisitions or enter into combinations, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients and business partners. In addition, acquisitions may involve the issuance of additional shares of our common stock, which may dilute our shareholders’ ownership of our firm, or the use of cash or borrowing capacity, which may impact our funding and liquidity following the acquisition. Furthermore, acquisitions could entail a number of risks, including problems with the effective integration of operations, inability to maintain key pre-acquisition business relationships, increased operating costs, exposure to unanticipated liabilities and difficulties in realizing projected efficiencies, synergies and cost savings. For instance, in June 2009, we closed our acquisition of Gleacher Partners, Inc. Gleacher Partners has only been a part of our organization for a short period of time and we may not obtain the benefits and growth opportunities anticipated from this acquisition. We may also not be able to integrate successfully with any businesses we acquire in the future. If we are not able to integrate successfully our past and future acquisitions, there is a risk that our results of operations may be materially and adversely affected. Also, expansions or acquisitions divert our management’s attention from our other operations.

In connection with acquisitions, we have recorded a significant amount of goodwill and intangible assets. At December 31, 2009, intangibles and goodwill represented approximately $125.0 million. If the acquired businesses do not perform as expected, we may need to record impairment charges against these intangible assets, which would reduce net income, possibly materially.

Our ability to hire and retain our senior professionals is critical to the success of our business.  In order to operate our business successfully, we rely heavily on our senior professionals. Their personal reputation, judgment, business generation capabilities and project execution skills are a critical element in obtaining and executing client engagements. In particular, Eric J. Gleacher, our Chief Executive Officer and Chairman of the Board of Directors, and Peter J. McNierney, our President and Chief Operating Officer, make important contributions to our business, both as to management and business-generation. Also, like others in this industry, we have key professionals responsible for a disproportionate portion of our clients and business. Any loss of professionals, particularly key senior professionals or groups of related professionals, could impair our ability to secure or successfully complete engagements, result in loss of sales and trading business, materially and adversely affect our revenues and make it more difficult to operate profitably. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds, private equity funds and venture capital funds. In the past, we have lost investment banking, brokerage, research, and senior professionals and executives. For example, in February 2010, we announced the resignation of Lee Fensterstock, our then Chief Executive Officer, the loss of whom could result in at least a temporary disruption of our business operations. We could lose more personnel in the future. In the future, we may need to hire additional personnel. At that time, there could be a shortage of qualified personnel whom we could hire. This could hinder our ability to expand or cause a backlog in our ability to conduct our business, including the handling of investment banking transactions and the processing of brokerage orders. These personnel challenges could harm our business, financial condition and operating results.

Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses.  Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity, such as that experienced globally in recent years. Liquidity is of particular importance to our trading business, and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption, negative views about the financial services industry generally or an operational problem that affects our trading clients, third parties or us. We currently do not have committed sources of borrowing through bank financing arrangements. We rely on cash and assets that have historically been readily convertible into cash, such as our securities held in inventory, to finance our operations generally and to maintain our margin requirements, particularly with our principal clearing firm, Pershing LLC. Our ability to continue to access these and other forms of capital could be impaired due to circumstances beyond our control, such as a change in the value of our collateral, the willingness or ability of lenders to provide credit, and market disruptions or dislocations. Any such events could have a material adverse effect on our ability to fund our operations and operate our business.

In order to obtain funding to grow our business or fund operations in the event of future losses, we may seek to raise capital through the issuance and sale of our common stock or the incurrence of debt. The sale of equity, or securities convertible into equity, would result in dilution to our shareholders. The incurrence of debt may subject us to covenants restricting our business activities. Additional funding may not be available to us on acceptable terms, or at all.

We have made substantial principal investments in our private equity funds and may make additional investments in future funds. These investments are typically made in securities that are not publicly traded and therefore are subject to an inherent liquidity risk. At December 31, 2009, $19.3 million of our total assets consisted of relatively illiquid private equity investments (see Note 7 of the consolidated financial statements). There is a risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. It takes a substantial period of time to identify attractive investment opportunities and then to realize the cash value of our investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

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

Pricing pressures may impair the revenues and profitability of our brokerage business.  In recent years, we have experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income markets, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity markets, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic, algorithmic and direct market access trading, as well as changes in soft dollar practice which has created additional downward pressure on trading margins. We believe that pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. Additionally, in 2008 several prominent financial institutions consolidated, merged or received substantial government assistance. Such events could result in our competitors gaining greater capital and other resources, or seeking to obtain market share by reducing fees, commissions or margins.

Certain of our businesses focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors generally or decline in the market for securities of companies within these sectors could materially and adversely affect our business.  The majority of our securities owned are related to our Descap business and are comprised of debt securities issued by U.S. government and federal agency obligations. Our holdings in federal agency obligations are subject to prepayment risk which may result in losses or lower returns than originally anticipated. The low interest rate environment and government initiatives to help underwater homeowners refinance their mortgages subject us to prepayment risk. In addition, any future industry developments such as the announcement in February 2010 in which the Government Sponsored Entities (“GSEs”) stated their intention to buy back from its pools at par, substantially all loans 120 days or more delinquent, could have an impact on our trading revenues. Our equities business focuses principally on the technology, aerospace and defense and clean tech sectors. Volatility in the business environment in these sectors, or in the market for securities of companies within these sectors, could substantially affect our financial results and the market value of our common stock. The market for securities in each of our target sectors may also be subject to industry-specific risks. Underwriting transactions, strategic advisory engagements and trading activities in our target sectors represent a significant portion of our business. This concentration exposes us to the risk of substantial declines in revenues in the event of downturns in these sectors of the economy. Any future downturns in our target sectors could materially and adversely affect our business and results of operations.

We are a holding company and depend on payments from our subsidiaries.  We depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, our broker-dealer subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. In addition, because our interests in the Company’s subsidiaries consist of equity interests, our rights may be subordinated to the claims of the creditors of these subsidiaries.

Markets have and may continue to experience periods of high volatility.  Financial markets are susceptible to unanticipated, severe and rapid depreciation in asset values accompanied by a reduction in asset liquidity, such as the asset price deterioration in the subprime residential mortgage market. Volatile interest rates, falling property prices, and a significant increase in the number of subprime mortgages originated in prior years, contributed to dramatic increases in recent mortgage delinquencies and defaults and led to delinquencies among higher-risk, or subprime, borrowers in the United States. The widespread dispersion of credit risk related to mortgage delinquencies and defaults, through the securitization of mortgage-backed securities, sales of CDOs and the creation of structured investment vehicles, and the broad range of unregulated derivative products, caused banks to reduce their loans to each other or make them at higher interest rates. The economic impact of these problems spread and led to the most significant disruption of the financial markets since the Great Depression and what ultimately amounted to a complete shutdown of the credit markets. While markets have since begun to recover, global market and economic conditions have been, and continue to be both volatile and challenging. It is impossible to predict the long-term impact of this financial disruption, or whether it will persist or recur, or to predict the extent to which our markets, products and businesses will be adversely affected. As a result, these conditions could adversely affect our financial condition and results of operations.

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

Our underwriting activities may place our capital at risk.  We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite.

Our principal trading and investments expose us to risk of loss.  To facilitate client-trading activities, we maintain securities trading positions in our Descap business. For example, if one of our clients is seeking to acquire a significant position in a particular security, we may accumulate a position in that security prior to selling it to the client. Conversely, we may purchase a block of securities from a client before we have located purchasers for the entire block. We seek to minimize market risk associated with these positions by trading out of them as quickly as possible and/or through hedging strategies. Certain positions, however, may be held by us for longer periods of time while we are seeking buyers for those positions, thereby exposing us to greater risk of loss.

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

Our financial results may fluctuate substantially from period to period, which may impact our stock price.  We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. The very significant variations over the past few years are attributable to our restructuring and the very significant changes in our business operations that resulted. On a “normalized” basis, these variations are attributed in part to trading activity and the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. Our business is highly dependent on market conditions and the interest in the market for the products and services we trade and offer, as well as the decisions and actions of our clients and interested third parties. This risk may be intensified by focusing on companies in specific industries or sectors. For example, our Broadpoint AmTech broker-dealer focuses on companies in the Technology, Aerospace and Defense, and Clean Tech sectors. Concentrating in a specific sector or industry exposes us to volatility in that area that may not affect the broader markets. In addition, our results of operations experience some seasonality, with the third quarter typically being less robust than other quarters, most likely because of a general business activity slow-down in July and August of each year.

Increased competition, including from larger firms, may adversely affect our revenues and profitability.  The brokerage and investment banking industries are intensely competitive, and we expect them to remain so. We compete directly with other investment firms, brokers and dealers, and commercial banks. In addition to competition from firms currently in the securities business, there has been increased competition from others offering financial services, including automated trading and other services based on technological innovations. Recent changes, such as financial institution consolidations and the government’s involvement with financial institutions through the Emergency Economic Stabilization Act of 2008 and other transactions, may provide a competitive advantage for some of our competitors.

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

Many of our competitors in the brokerage and investment banking industries have a broader range of products and services, greater financial and marketing resources, larger client bases, greater name recognition, more professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better-capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. For example, many of our larger competitors have in the past provided “bridge” lending and equity participation and otherwise committed their own capital to facilitate transactions. The ability to provide financing had become, prior to the financial crisis, an important advantage for some of our larger competitors, and if this trend continues, it would adversely affect us competitively because we do not provide such financing. Additionally, these broader, more robust investment banking and financial services platforms may be more appealing to investment banking professionals than our business, making it more difficult for us to attract new employees and retain those we have.

If we are unable to compete effectively in our markets, our business, financial condition and results of operations will be adversely affected.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated financial risk.  Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

Our risk hedging strategies also expose us to the risk that counterparties that owe us money, securities or other assets will not perform on their obligations. These counterparties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. In 2008, an unprecedented number of counterparties defaulted on obligations in the financial services community, although we were not directly affected by these defaults. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

Our operations and infrastructure may malfunction or fail.  Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions we process have become increasingly complex and involve many different types of securities with a wide variety of terms. Our financial, accounting or other data processing systems may fail to operate properly or become disabled as a result of events such as consolidation of our office space or events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to execute transactions and to manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties, including our customers, with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations, including New York City, NY, Greenwich, CT, and Roseland, NJ, work in close proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel.

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

Financial services firms have been subject to increased scrutiny and enforcement activity over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.  The financial services industry has experienced increased scrutiny and enforcement activity from a variety of regulators, including the SEC, FINRA, the NYSE, NFA, NASDAQ, the state securities commission and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The Company’s broker-dealer subsidiaries are subject to routine audits by FINRA. If, in the course of these audits, any adverse findings are noted by FINRA, we may incur fines or other censure. Periodically, the Company and its subsidiaries also receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The responses to these communications have in the past resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company’s business. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

Events since early 2008 affecting the financial services industry and, more generally, the financial markets and the economy as a whole, have led to various proposals for changes in the regulation of the financial services industry in the U.S. and other markets. In 2009, President Obama released draft legislation providing for a comprehensive restructuring of the regulation of financial services firms. Legislators have introduced other draft legislation that will affect the securities industry, including Senators Charles Schumer and Maria Cantwell’s Shareholders’ Bill of Rights Act of 2009. The House of Representatives recently passed the Wall Street Reform and Consumer Protection Act of 2009, which, among other things, calls for the establishment of a Consumer Financial Protection Agency having broad authority to regulate providers of credit, savings, payment and other consumer financial products and services; creates a new structure for resolving troubled or failed financial institutions; requires certain over-the-counter derivative transactions to be cleared in a central clearinghouse and/or effected on the exchange; revises the assessment base for the calculation of the Federal Deposit Insurance Corporation assessments; and creates a structure to regulate systemically important financial companies, including providing regulators with the power to require such companies to sell or transfer assets and terminate activities if they determine that the size or scope of activities of the company pose a threat to the safety and soundness of the company or the financial stability of the United States. Other proposals have been made both domestically and internationally, including additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage. It is not clear at this time which of these proposals will be finally enacted into law, what form they will take or what new proposals may be made, as the debate over financial reform continues in 2010. Any such proposals, to the extent they are adopted, could substantially change the way in which we operate, perhaps materially adversely.

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

Extensive regulation of public companies in the U.S. could reduce our revenue and otherwise adversely affect our business.  Highly-publicized financial scandals in past years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, FINRA, the NYSE, NFA and NASDAQ to significantly expand corporate governance, internal control over financial reporting and public disclosure requirements. The financial crisis of 2008 is likely to lead to more regulation of both public companies and the financial services industry. To the extent that private companies, in order to avoid becoming subject to these requirements, decide to forgo initial public offerings, or list their securities instead on non-U.S. securities exchanges, our equity underwriting business may be adversely affected. In addition, any new corporate governance rules may divert a company’s attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business. In addition, we could be directly impacted, as a public company, by such changes or developments.

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

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.  Due to the nature of the Company’s business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings. These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory or other transactional activities, client account activities and employment matters. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position. We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. We have in the past, and are currently subject to a variety of litigation arising from our business, most of which we consider to be routine. Risks in our business include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of trading arrangements. We are also subject to claims by employees alleging discrimination or harassment, among other things, as well as claims arising from disputes with employees. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time.

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

See also “Item 3 — Legal Proceedings.”

Employee misconduct could harm us and is difficult to detect and deter.  There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years and we are also subject to risk from potential employee misconduct. For example, misconduct by employees could involve the improper use or disclosure of confidential information, or inappropriate sales techniques, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases.

Our businesses could be adversely affected by market uncertainty or lack of confidence among customers and investors due to difficult geopolitical or market conditions.  Our investment banking business has been and may continue to be adversely affected by market conditions. Unfavorable economic or geopolitical conditions have and may continue to adversely affect customer and investor confidence, resulting in a substantial industry-wide decline in underwritings and financial advisory transactions. Additionally, market uncertainty and unfavorable economic conditions may result in fewer institutional clients with lesser amounts of assets to trade. In each case, this could have an adverse effect on our revenues and profits. Additionally, unfavorable returns on investment, whether due to general adverse market conditions or otherwise, could adversely affect our ability to retain clients and attract new clients.

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

Our Certificate of Incorporation and Bylaws provide:

•	for the classification of our Board of Directors into three classes, with staggered terms such that only approximately one-third of our directors are elected each year;

•	for limitations on the personal liability of our directors to the Company and to our shareholders to the fullest extent permitted by law, which may reduce the likelihood of derivative litigation against directors and may discourage or deter shareholders or management from bringing a lawsuit against directors for breach of their duty of care;

•	that special meetings of shareholders can be called only by our President or Chief Executive Officer or by resolution of the Board of Directors and do not provide our shareholders with the right to call a special meeting or to require the Board of Directors to call a special meeting; and

•	that subject to rights of any series of preferred stock or any other series or class of stock set forth in our Certificate of Incorporation, any vacancy on the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause or newly created directorships, may be filled only by the affirmative vote of a majority of the remaining directors, and a director can be removed from office without cause only by a majority vote of the Board of Directors or by the affirmative vote of the holders of at least 80% of the voting power of the then outstanding voting stock, voting together as a single class.

In addition, our brokerage businesses are heavily regulated, and some of our regulators require that they approve transactions which could result in a change of control, as defined by the then-applicable rules of our regulators. The requirement that this approval be obtained may prevent or delay transactions that would result in a change of control.

Our stock price may fluctuate as a result of several factors, including but not limited to, changes in revenues and operating results.  We have experienced, and expect to experience in the future, fluctuations in the market price of our common stock due to factors that relate to the nature of our business, including but not limited to changes in our revenues and operating results. Our business, by its nature, does not produce steady and predictable earnings on a quarterly basis, which causes fluctuations in our stock price that may be significant. Other factors that have affected, and may further affect, our stock price include changes in news related to economic or market events or conditions, changes in market conditions in the financial services industry, including developments in regulation affecting our business, failure to meet the expectations of market analysts, changes in recommendations or outlook by market analysts, and aggressive short selling similar to that experienced in the financial industry in 2008.

Future sales or anticipated future sales of our common stock in the public market, by us, by MatlinPatterson, by management, or by others, could cause our stock price to decline.  We may in the future issue additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Holders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series, and therefore, such sales or offerings could result in increased dilution to our shareholders. The market price of our common stock could decline as a result of sales of, or an expectation of sales of, shares of our common stock or securities convertible into or exchangeable for common stock.

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

We have granted to several of our significant shareholders and certain others rights with respect to registration under the Securities Act of the offer and sale of our common stock. These rights include both “demand” rights, which require us to file a registration statement if asked by such holders, as well as incidental, or “piggyback,” rights granting the right to such holders to be included in a registration statement filed by us. As of February 28, 2010, there were approximately 52.5 million shares of our common stock to which these rights pertain. These sales might impact the liquidity of our common stock making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We do not expect to pay any dividends for the foreseeable future.  We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. We expect to retain all future earnings, if any, for investment in our business.

Because MatlinPatterson FA Acquisition LLC, a Delaware limited liability company (“MatlinPatterson”) and Eric J. Gleacher, the Chief Executive Officer of the Company and the Chairman of our Board of Directors, each controls a significant percentage of the voting power of our common stock, they can exert significant influence over the Company.  As of February 28, 2010, MatlinPatterson controlled approximately 28 percent of the voting power of our common stock and Eric J. Gleacher controlled approximately 11 percent of the voting power of our common stock. Either MatlinPatterson or Mr. Gleacher, acting alone, can exert significant influence over corporate actions requiring shareholder approval. As a result, it may be difficult for other investors to affect the outcome of any shareholder vote.

In addition, if any of our shareholders, including MatlinPatterson and Mr. Gleacher, that in the aggregate own a majority of our common stock choose to act together, they will be able to direct the election of all of the members of our Board of Directors and determine the outcome of most matters submitted to a vote of our shareholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Furthermore, they would have the power to prevent or cause a change in control, and could take other actions that might be favorable to them but not to our other shareholders.

We are no longer a “controlled company” within the meaning of the NASDAQ Marketplace Rules. As a result, we are subject to all of the NASDAQ corporate governance requirements and we may be delisted if we fail to comply.  From our recapitalization in 2007 until June 2009, we operated as a “controlled company,” which allowed us to elect to not comply with certain NASDAQ corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. Following the consummation of the Gleacher transaction on June 5, 2009, MatlinPatterson owned less than 50% of the voting power of our common stock, and therefore we ceased to be a “controlled company” within the meaning of the rules. In order to comply with the NASDAQ corporate governance rules, we have appointed additional independent directors to our committees. Currently, our Audit Committee and Committee Directors and Corporate Governance are composed entirely of independent directors, and our Executive Compensation Committee is composed of a majority of independent directors. Our Executive Compensation Committee is composed of three independent directors and one director whom we consider not to be independent. Although NASDAQ rules generally require a compensation committee to be wholly independent, there is an exception, that may be claimed for up to two years, that we believe we fall under. Consequently, we believe we are fully compliant with the NASDAQ requirement related to the composition of our Executive Compensation Committee.

We are actively working to be in compliance with the NASDAQ corporate governance requirement that a majority of our board of directors consists of independent directors by the required phase-in date, but have not yet achieved that status. If we violate the NASDAQ requirements, we may be delisted.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

The Company currently leases all of its office space. The Company’s lease for its current headquarters in New York, New York (approximately 16,000 square foot space) expires on December 31, 2018. On September 30, 2009, the Company entered into a lease agreement pursuant to which it has leased for a 15-year term (subject to extension) approximately 75,000 rentable square feet of space at 1290 Avenue of the Americas, New York, New York and expects to occupy these facilities by May 2010, assuming the necessary build-out construction is completed by then. The Company has not yet made a final determination with respect to any continued use of the space associated with its current headquarters.

A list of office locations as of December 31, 2009 by segment is as follows:

Equities	Boston, MA Dallas, TX Greenwich, CT New York, NY Newport, RI San Francisco, CA

Investment Banking	Atlanta, GA New York, NY

Debt Capital Markets	Encino, CA New York, NY Roseland, NJ San Francisco, CA

Broadpoint Descap	Boston, MA FT Lauderdale, FL New York, NY Charlotte, NC Tucson, AZ Woodland Hills, CA

Other	Albany, NY Boston, MA New York, NY

Item 3.	Legal Proceedings

Based on currently available information, the Company does not believe that any current litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, results of operations and cash flows, although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company’s operating results in that period.

Item 4	Submission of Matters to a Vote of Security Holders

[Reserved]

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Global Market under the symbol “BPSG.” As of February 28, 2010 there were approximately 3,874 holders of record of the Company’s common stock. No dividends have been declared or paid on our common stock since February 2005. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future. The terms of our outstanding shares of preferred stock prohibit our paying cash dividends on our common stock without the preferred stock holder’s prior written consent.

The following table sets forth the high and low sales prices for the common stock during each quarter for the fiscal years ended.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31

2009
Stock Price Range
High	$3.37	$6.00	$9.15	$9.16
Low	1.98	3.02	5.15	4.31
2008
Stock Price Range
High	$1.90	$2.69	$3.54	$3.26
Low	1.00	1.75	1.90	1.53

Information relating to compensation plans under which our common stock is authorized for issuance will be set forth in our definitive proxy statement for our annual meeting of shareholders to be held on May 27, 2010 and is incorporated herein by reference.

ISSUANCE OF UNREGISTERED EQUITY SECURITIES

There were no undisclosed issuances of unregistered equity securities during 2009. Any such issuances have been previously disclosed in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock in the fourth quarter of 2009.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below are line graphs comparing the yearly change in cumulative total shareholder return on our common stock against cumulative total return of the Standard & Poors 500 and Standard & Poors 500 Financials Indices, assuming an investment of $100 on December 31, 2004.

The following table has been included for the period of five fiscal years, commencing December 31, 2004 and ending December 31, 2009:

Shareholder Returns (5 years)

The table below has been included to show our cumulative returns since our recapitalization in September 21, 2007:

Shareholder Return (since recapitalization)

Item 6.	Selected Financial Data

The following selected financial data has been derived from the consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this report.

For the Years Ended December 31:	2009	2008	2007	2006	2005
(In thousands of dollars, except per share amounts)

Operating results:
Total revenues	$357,417	$145,013	$47,111	$81,305	$111,674
Interest expense	15,572	10,712	7,027	8,417	6,423

Net revenues	341,845	134,301	40,084	72,888	105,251
Expenses (excluding interest)	279,851	149,107	71,709	120,329	111,201

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principles	61,994	(14,806)	(31,625)	(47,441)	(5,950)
Income tax expense (benefit)	7,102	2,424	(4,703)	(828)	7,512

Income (loss) from continuing operations	54,892	(17,230)	(26,922)	(46,613)	(13,462)
Income (loss) from discontinued operations, net of taxes	28	(132)	7,460	2,205	3,245
Income (loss) before cumulative effect of an accounting change	54,920	(17,362)	(19,462)	(44,408)	(10,217)
Cumulative effect of accounting change, net of taxes	—	—	—	427	—

Net income (loss)	$54,920	$(17,362)	$(19,462)	$(43,981)	$(10,217)
Basic earnings per share:
Continuing operations	$0.57	$(0.25)	$(0.98)	$(3.08)	$(0.97)
Discontinued operations	—	—	0.27	0.15	0.23
Cumulative effect of an accounting change	—	—	—	0.03	—

Net income (loss) per share	$0.57	$(0.25)	$(0.71)	$(2.90)	$(0.74)

Diluted earnings (loss) per share:
Continuing operations	$0.53	$(0.25)	$(0.98)	$(3.08)	$(0.97)
Discontinued operations	—	—	0.27	0.15	0.23
Cumulative effect of an accounting change	—	—	—	0.03	—

Diluted earnings (loss) per share	$0.53	$(0.25)	$(0.71)	$(2.90)	$(0.74)

Cash dividend	—	—	—	—	0.05
Book value	2.65	1.23	1.41	3.46	6.28

As of December 31:	2009	2008	2007	2006	2005

Financial condition:
Total assets	$1,216,163	$694,271	$269,517	$357,118	$443,541
Short-term bank loans	—	—	—	128,525	150,075
Mandatorily redeemable preferred stock debt	24,419	24,187	—	—	—
Notes payable	—	—	—	12,667	30,027
Obligations under capitalized leases	—	—	—	3,522	5,564
Temporary capital	—	—	104	104	3,374
Subordinated debt	1,197	1,662	2,962	4,424	5,307
Shareholders’ equity	328,985	98,290	82,267	51,577	87,722

Reclassification

Certain amounts in operating results for 2005 through 2008 have been reclassified to conform to the 2009 presentation.

Discontinued Operations and Business Combinations

During the past several years, the Company has restructured nearly all of its operations. In September 2007, the Company completed the sale of its Municipal Capital Markets Group to DEPFA. In June 2007, the Company closed its Fixed Income Middle Markets Group. In June 2006, the Company ceased operations in its Taxable Fixed Income division. In April 2006, the Company closed its Convertible Arbitrage Advisory Group. In February 2005 sold its asset management operations in Albany, New York and in December 2004, the Company closed its asset management operations in Sarasota, Florida.

During the years ending December 31, 2009 and 2008, the Company completed certain acquisitions. In June 2009, the Company acquired Gleacher Partners Inc., an internationally recognized financial advisory boutique, which has expanded the Company’s investment banking capabilities. In October 2008, the Company acquired American Technology Research, Inc., a broker-dealer specializing in institutional research, sales and trading in the information technology, clean tech and defense areas. In early 2008, the Company hired the employees of the Fixed Income Division of BNY Capital Markets, Inc. and acquired certain related assets, which gave the Company a greater distribution capability, particularly in high yield and convertible bonds.

As a result of these discontinued operations and business combinations, period-to-period comparisons of the Company’s financial results may not, in any given case, be meaningful.

Cumulative Effect of Accounting Change

Upon adoption of ASC 718 “Compensation — Stock Compensation” on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in accounting principles, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are included or incorporated by reference in this document statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are usually preceded by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. All statements other than historical information or current facts should be considered forward-looking statements. Forward-looking statements may contain projections or stated targets regarding revenues, earnings, operations, and other financial projections, and may include statements of future performance, strategies and objectives. However, there may be events in the future, which the Company is not able to accurately predict or control which may cause actual results to differ, possibly materially, from the expectations set forth in the Company’s forward-looking statements. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors. Such factors include, among others, market risk, credit risk and operating risk. These and other risks are set forth in greater detail throughout this document. The Company does not intend or assume any obligation to update any forward-looking information it makes.

Any forward-looking statement should be read and interpreted together with these documents, including the following:

•	the description of our business contained in this report under Item 1 “Business,”

•	the risk factors contained in this report under Item 1A “Risk Factors,”

•	the discussion of our legal proceedings contained in this report under Item 3 “Legal Proceedings”;

•	the discussion of our analysis of financial condition and results of operations contained in this report under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

•	the discussion of market, credit, operational and other risks impacting our business contained in this report under Item 7A “Quantitative and Qualitative Disclosures about Market Risk,”

•	the notes to the consolidated financial statements contained in this report under Item 8 “Financial Statements and Supplementary Data,” and

•	cautionary statements we make in our public documents, reports and announcements.

Any forward-looking statement speaks only as of the date on which that statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Business Overview

The Company is an independent, full-service investment bank that provides corporate and institutional clients with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis services, as well as securities brokerage for institutional customers primarily in the United States. We are focused on growth and have taken advantage of the recent dislocation of the markets by making strategic acquisitions and hiring professionals that will contribute to our intellectual capital. Our financial acquisitions generally include some form of contingent consideration or “earnout” which provides the opportunity for employees to participate in a share of the profits of their individual business unit. This model aligns those employees with both the short and long-term strategy of the Company. Our strategy also includes continued diversification of

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

our earnings stream and balanced growth in investment banking in order to capitalize on the recent return of liquidity to the markets.

The implementation of our growth strategy began in September 2007 with the closing of a $45.8 million capital infusion from MatlinPatterson Global Opportunities Partners II (“MatlinPatterson”). This re-capitalization was the first step in our efforts to build a premier investment bank for mid-sized and emerging growth companies and their investors. Following this re-capitalization, the Company implemented a restructuring plan to properly size the Company’s infrastructure, including a reduction in headcount within IT and operations, the outsourcing of our clearing operations and the elimination of excess office space.

In early 2008, the Company hired the employees of the Fixed Income Division of BNY Capital Markets, Inc. and acquired certain related assets, which now comprises our Debt Capital Markets segment. In connection with this acquisition, the Company raised an additional $19.7 million of capital in order to grow the business. This acquisition was strategically additive in that it gave the Company a distribution capability, particularly in high yield and convertible bonds, which enabled the Company to expand its investment banking practice and better serve our corporate clients.

The Company then completed its acquisition of American Technology Research (“Broadpoint AmTech”) on October 2, 2008, which now comprises our Equities segment. Broadpoint AmTech is a broker-dealer specializing in institutional research, sales and trading in the technology, aerospace and defense and clean tech areas. This acquisition provided the Company with critical mass to more effectively serve the equity research, sales and trading support needs of our institutional investor client base and provided the Company with a full-service platform on which to build a significant middle-market focused investment bank.

For the year ending December 31, 2008, the Company reported a net loss of $17.4 million. The Company completed the restructuring plan in the third quarter of 2008 and as a part of the Company’s restructuring activities, the Company incurred restructuring costs of approximately $4.3 million during the year ending December 31, 2008. This restructuring brought our non-compensation expenses to more efficient levels. We reported our first quarterly profit in the fourth quarter of 2008 since our re-capitalization. As a result of the Company’s restructuring, acquisitions and related activities, period-to-period comparisons of the Company’s results of operations may not be meaningful. Furthermore, there can be no assurance that the Company will remain profitable.

In 2009, we continued the implementation of our growth strategy and in June 2009 acquired Gleacher Partners, Inc. (“Gleacher Partners”). Gleacher is a financial advisory boutique best known for advising major companies in mergers and acquisitions. This acquisition provided us with a significant advisory business that expanded our investment banking capabilities and provided us with the ability to offer a full suite of advisory and financing products to our corporate client base.

In the third quarter of 2009, the Company completed a public offering with 16 million shares sold by the Company, generating net proceeds to the Company of $93.3 million. This additional capital was raised for working capital, general corporate purposes, potential acquisitions and expansion of our business generally.

The transformation of our business resulted in positive contributions to our operating results in 2009. We are focused on building our investment banking business, including leveraging pre-existing Gleacher relationships, growing fixed income through increased market share and new product areas, expanding our equity business and continuing to pursue complementary, high return on equity opportunities.

Unfavorable or uncertain economic and market conditions impact our results and can be caused by a number of factors, including declines in economic growth, business activity or investor confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation, interest rates, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

confidence in the capital markets, or a combination of these or other factors. Such factors influence levels of equity security issuance and merger and acquisition activity, which affects our investment banking business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our brokerage business. Commission rates, market volatility and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period.

Our revenues recently have been derived primarily from our fixed income business, which was a significant driver of our profitability in 2009. In 2008, our business suffered as a result of a lack of liquidity resulting in a widening of “spreads” which provided opportunities for higher margins per trade, but also resulted in reduced revenues due to lower trading volumes. We have experienced increased volumes due to the return of liquidity, which has been a major contributor to our strong operating results. However, this return of liquidity could be adversely impacted to the extent there is a rise in short-term interest rates. A rate increase could cause a reduction of trading volumes, the impact of which may be partially offset by an increase in spreads and would result in increased funding costs. We manage our interest rate risk on our fixed income positions by shorting to be announced securities (“TBAs”), forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement, and government securities and look toward alternative sources of funding in the repo markets to manage funding costs associated with our clearing broker. We believe our fixed income business is currently well positioned and continue to allocate capital to this operation.

We are focused on diversifying our product mix, recognizing that our business is principally fixed income. Continued improvement will also depend on growth in our equities segment, which we believe will benefit from the return of liquidity and overall improved confidence in the equities market. We also continue to look for opportunities to grow through acquisitions to the extent such acquisitions contribute to our talent, relationships and ideas.

The economic turmoil of 2008 significantly impacted mergers & acquisitions activity (“M&A”). Our clients engaging in M&A often rely on access to the credit markets to finance their transactions. Deal volume plunged in 2008 as a result of the liquidity crisis in the credit markets, which resulted in limited access to capital. While this environment continued during 2009, we believe the recent stabilization of the markets should result in new opportunities to capitalize on our combined Broadpoint Gleacher platform by leveraging the expertise and corporate relationships of our combined operations. However, there can be no assurances that these conditions will improve in the near term.

Our business model is based upon low risk and highly liquid investments. Although we do not engage in any significant proprietary trading for our own account, our inventory of securities held to facilitate customer trades and our market making activities are sensitive to market movements. We do not have any significant direct exposure to the sub-prime markets, but are subject to market fluctuations resulting from news and corporate events in such markets, associated write-downs by other financial services firms and interest rate and prepayment speed fluctuations.

The Company maintains an investment portfolio which includes interests in publicly and privately held companies. This was a strategic investment made by the Company in 2001, which provides returns consistent with risks of investing in venture capital. Our open commitments to fund this portfolio were $1.0 and $1.4 at December 31, 2009 and 2008, respectively. The fair value of this portfolio at December 31, 2009 and 2008 was approximately $18.3 and $14.3 million, respectively with gains/(losses) of $5.8 million and $1.1 million, respectively.

Our business is a human capital business and our performance is dependent on our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality service and guidance to our clients. Employee compensation is variable and includes share based compensation

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

to create employee equity ownership in order to align our employees’ interests with the interests of the Company.

Currently, we operate through the following five business segments:

•	Broadpoint Descap — The Broadpoint Descap segment is comprised of 63 client-facing professionals that provide sales and trading services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, swaps, and other securities and generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients. Trading volume is approximately $100 billion in securities annually, excluding certain high volume U.S. Treasury securities transactions, and Broadpoint Descap inventory positions are approximately $1 billion. The Broadpoint Descap team has developed relationships with more than 700 institutional investors, including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors, by providing value-added investment ideas and access to execution services and inventory capital. Broadpoint Descap also provides execution services for institutional investor customer trades where it seeks to match buy side demand with sell side supply to achieve best execution and liquidity for participating parties.

•	Debt Capital Markets — The Company’s Debt Capital Markets segment is comprised of 79 client-facing professionals that provide sales and trading on corporate debt securities including bank debt and loans, investment grade and high-yield debt, convertibles, distressed debt, preferred stock and reorganization equities to corporate and institutional investor clients. Trading volume is over $36 billion in securities annually. The segment generates revenues from spreads and fees on trades executed and on intraday principal and riskless principal transactions on behalf of clients. The Debt Capital Markets team has developed relationships with over 1,150 institutional investors, including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors, by providing value-added investment ideas and access to execution services.

•	Investment Banking — The Company’s Investment Banking segment is comprised of 50 client-facing professionals who provide a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and corporate finance-related matters. In addition, it raises capital for corporate clients through underwritings and private placements of debt and equity securities.

•	Equities — The Company’s Equities segment, which is comprised of 44 client-facing professionals and operates through its Broadpoint AmTech broker-dealer subsidiary, provides sales, trading and research on equity securities and generates revenues through cash commissions on customers trades and hard-dollar fees for services and cash commissions on corporate repurchase activities. The team consists of 19 research professionals that seek to provide quantitative, value-added, differentiated insight on 126 stocks primarily in the technology, aerospace and defense and clean tech sectors. Institutional sales professionals deliver investment ideas generated by our research to approximately 300 institutional investor clients including mutual funds, hedge funds, investment managers and investment advisors.

•	Other — The Company’s Other segment includes the results from its venture capital business, amortization of intangible assets arising from business acquisitions and costs related to corporate overhead and support including various fees associated with legal and settlement expenses. This segment generates venture capital business revenue through the management and investment of venture capital funds.

Our Company has moved from an employee mix of a nearly equal number of client-facing and support to a ratio of nearly 2-to-1, which has brought improved scalability to our business.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

We continue to evaluate market opportunities resulting from the recent credit crisis and return of liquidity and we believe there is significant opportunity to expand our revenue base due to the recent troubles at some of the major primary dealers. This includes continued growth through acquisition and/or hiring of sales and trading professionals with extensive client relationships from many of the larger firms that were impacted by the turbulent markets.

Business Environment in 2009

The financial markets recovered significantly in 2009 from the challenging economic environment stemming from the credit crisis in 2008. Various government actions to inject liquidity and shore up the credit markets resulted in improved investor confidence. Interest rates remain at historically low levels, the government implemented a $1.25 trillion mortgage-backed securities buyback program which was intended to create liquidity and keep mortgage rates low and results of stress tests of the nation’s largest banks were generally positive and certain financial institutions were able to shore-up their capital bases and repay the government TARP funds.

In many cases, investors have shifted away from U.S. treasuries and into higher yielding assets in the equity and credit markets, producing returns of approximately 20% in the Dow Jones, S&P and corporate bond indices, with high yield assets returning over 50%. This resulted in long-term U.S. treasuries performing approximately 13% lower than the prior year. The U.S. and global economics remains weak, and the M&A markets continue to lag. These conditions present us with both opportunities and challenges.

While U.S. and foreign governments took extraordinary actions to address the financial crisis, it is expected that the government will be seeking ways to unwind its various economic stimulus programs. In order to protect the economy against inflation, the government may raise interest rates and remove the excess liquidity that was originally injected into the markets to stimulate the economic recovery. The overall impact this will have on the markets is unknown and may lead to continued volatility.

The results of our operations for 2009 have benefitted as a result of the recovery experienced in the financial markets. As these results are highly dependent on the environment in which our businesses operate, our current year results may not be indicative of what may be recognized in the future.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

RESULTS OF OPERATIONS

	Years Ended December 31
	2009	2008	2007
(In thousands of dollars)

Revenues
Principal transactions	$230,011	$97,032	$21,229
Commissions	19,745	6,529	4,666
Investment banking	36,577	8,296	8,127
Investment banking revenue from related party	9,579	8,400	—
Investment gains/(losses), net	5,698	(1,115)	2,594
Interest	49,439	21,946	8,639
Fees and other	6,368	3,925	1,856

Total revenues	357,417	145,013	47,111
Interest expense	15,572	10,712	7,027

Net revenues	341,845	134,301	40,084

Expenses (excluding interest)
Compensation and benefits	235,798	111,678	41,286
Clearing, settlement and brokerage	4,631	2,794	3,127
Communications and data processing	10,509	9,245	7,827
Occupancy, depreciation and amortization	8,381	6,259	6,559
Amortization of intangible assets	3,896	391	53
Selling	5,499	3,099	2,680
Restructuring	—	4,315	2,698
Other	11,137	11,326	7,479

Total expenses (excluding interest)	279,851	149,107	71,709

Income (loss) before income taxes and discontinued operations	61,994	(14,806)	(31,625)
Income tax expense (benefit)	7,102	2,424	(4,703)

Income (loss) from continuing operations	54,892	(17,230)	(26,922)

Income (loss) from discontinued operations (net of taxes)	28	(132)	7,460

Net income (loss)	$54,920	$(17,362)	$(19,462)

2009 Financial Overview

For the year ended December 31, 2009, net revenues from continuing operations were $341.8 million, compared to $134.3 million for the year ended December 31, 2008. The 155 percent increase in net revenues was due to strength in all the Company’s business segments as revenues increased in each of the revenue categories. Overall increase in net revenues was largely attributable to higher volumes resulting from an improvement in investor sentiment when compared to the prior year which was significantly impacted by the credit crisis, as well as higher overall inventories in order to facilitate our customers’ trading activities. Net income per diluted share from continuing operations for the year ended December 31, 2009 was $0.53 compared to a loss per diluted share of $0.25 for the year ended December 31, 2008. The Company reported a

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

consolidated net profit of $54.9 million for the year ended December 31, 2009, compared to a consolidated net loss of $17.4 million for the year ended December 31, 2008.

Net Revenues

For the year ended December 31, 2009, net revenues from continuing operations were $341.8 million compared to $134.3 million for the year ended December 31, 2008. Commissions and principal transactions revenue increased $146.2 million, or 141 percent, to $249.8 million from $103.6 million due to an increase of $76.4 million in Broadpoint Descap and $59.3 million in the Debt Capital Markets segment, which commenced operations in March 2008. The Equities segment revenue increased $10.6 million and Investment Banking revenues increased $29.5 million, or 176 percent, to $46.2 million due to an increase in advisory services revenue of $21.3 million and an increase in capital raising related revenue of $8.1 million. Investment gains were $5.7 million compared to investment losses of $1.1 million in the prior year due to an increase in the value of the Company’s investment in the FATV Partnership. Net interest income of $33.9 million increased $22.6 million, or 201 percent, compared to the prior year, primarily due to coupon interest generated on higher inventory levels at Broadpoint Descap and partially offset by higher funding costs at our clearing broker due to these higher inventory levels. Fees and other revenues of $6.4 million increased $2.4 million, or 62 percent, primarily due to an increase in payments received for equity research in our Equity segment.

Non-Interest Expense

Non-interest expenses for the year ended December 31, 2009 of $279.9 million increased $130.8 million, or 88 percent, compared to $149.1 million for the year ended December 31, 2008. The increase in non-interest expense is due to a combination of increased headcount and overall compensation as a result of higher net revenues in all of our business segments and an increase in activity in the Company’s Equities, Investment Banking, Debt Capital Markets and Broadpoint Descap segments.

Compensation and benefits expense increased $124.1 million, or 111 percent, to $235.8 million in the year ended December 31, 2009 due to an increase in net revenues of 155 percent and an increase in headcount to 346 employees from 241 at the end of the prior year. As is standard in the industry, the Company compensates many of its professional personnel with a percentage of, or otherwise based on, the net revenues generated by that professional or his or her business unit. Consequently, as net revenue increases, associated compensation expense increases. The increase in compensation and benefits expense was also due to an increase in support personnel that are necessary to manage the Company’s growth.

Clearing, settlement and brokerage costs of $4.6 million increased $1.8 million, or 66 percent, compared to the prior year. The year-over-year increase was due to increased volume in Equities, Debt Capital Markets and Broadpoint Descap segments.

Communications and data processing expense of $10.5 million increased $1.3 million, or 14%, compared to the prior year. The year-over-year increase was due to increased headcount throughout the Company and increased activity in Equities, Investment Banking, Debt Capital Markets and Broadpoint Descap segments.

Occupancy and depreciation expense increased $2.1 million, or 34 percent, to $8.4 million due to the leasing of additional office space related to our Investment Banking segment and the impact of a full year’s expense for Broadpoint Amtech’s Greenwich office.

Amortization of intangible assets increased $3.5 million over the prior year to $3.9 million due to amortization of a full year of intangible assets acquired as a result of the Broadpoint AmTech acquisition and seven months worth of amortization of intangible assets associated with the Gleacher Partners acquisition.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Selling expense increased $2.4 million, or 77 percent, over the prior year to $5.5 million, primarily due to a Company-wide increase in sales activity.

The Company’s restructuring was completed at the end of the third quarter of 2008 and as a result, no restructuring charges were incurred during 2009, compared to the $4.3 million in restructuring charges incurred in 2008.

Other expenses were flat compared to the prior year and include costs associated with the Gleacher acquisition and the implementation of a new SIPC assessment fee in 2009, which were partially offset by a decrease in legal expenses.

Income Tax Expense (Benefit)

The effective income tax rates for the years ended December 31, 2009 and 2008 were 11.5% and (16.4)%, respectively. Our effective income tax rate differed from the federal statutory rate of 35% in 2009 primarily as a result of the release of the deferred tax asset valuation allowance of (39.8)%, partially offset by state and local income taxes, net of federal income taxes of 7.5%, preferred stock dividends of 2.2%, change in estimated state tax rates of 2.3%, provision to return adjustments of 1.9% and non-deductible compensation of 1.3%. Our effective income tax rate differed from the federal statutory rate of 35% for 2008 primarily as a result of the change in federal and foreign valuation allowance of (34.9)%, a reserve for uncertain tax positions of (16.3)%, partially offset by state and local income taxes, net of federal income taxes and state valuation allowance of 8.1%.

The Company estimates that its effective income tax rate for 2010 will range from 45%-47% which differs from the 2009 effective income tax rate of 11.5% primarily due to the impact of the valuation allowance release in 2009 which will not impact the effective income tax rate for 2010.

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

Clearing, settlement, and brokerage costs were $2.8 million, representing a decrease of 11 percent in the year ended December 31, 2008 compared to the prior year. The year-over-year decline was primarily due to a decrease in equity trading volume that was partially offset by volume in the Debt Capital Markets segment and increased volume in the Broadpoint Descap segment.

Communications and data processing costs increased $1.4 million or 18 percent in the year ended December 31, 2008 due to the addition of the Debt Capital Markets segment and increased head count at the Broadpoint Descap segment, which offset cost savings initiatives implemented during the year. In addition, a $0.6 million reserve related to services previously utilized by the legacy equities business was established in the third quarter of 2008.

Occupancy and depreciation expense decreased $0.3 million or 5 percent in the year ended December 31, 2008.

Amortization of intangible assets increased $0.3 million to $0.4 million in the year ended December 31, 2008 primarily due to amortization of intangible assets associated with the Company’s acquisition of Broadpoint AmTech, which closed in the fourth quarter of 2008.

Selling expense remained relatively unchanged in the year ended December 31, 2008.

Other expense increased $4.0 million, or 55 percent, for the year ended December 31, 2008. The increase was driven primarily by an increase in legal and settlement expenses.

Income Tax Expense (Benefit)

The effective income tax rate for the year ended December 31, 2008 was (16.4)%, compared to 14.8% for the year ended December 31, 2007. Our effective income tax rate differed from the federal statutory rate of 35% for 2008 primarily as a result of by the change in the valuation allowance on deferred tax assets of (34.9)%, a reserve for uncertain tax positions of (16.3)%, partially offset by state and local income taxes, net of federal income taxes and state valuation allowance of 8.1%. Our effective income tax rate differed from the federal statutory rate of 35% for 2007 primarily as a result of the change in federal and foreign valuation allowance of (18.2)%, other compensation of (2.7)%, partially offset by state and local income taxes, net of federal income taxes and state valuation allowance of 2.4%.

The Company maintained a valuation allowance at December 31, 2008 and 2007 as a result of uncertainties related to the realization of its net deferred tax assets. The valuation allowance was established

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

after weighing all positive and negative evidence, including the Company’s history of cumulative losses over the past three years and the difficulty of forecasting future taxable income. The valuation allowance reflected the conclusion of management that it was more likely than not that the benefits of the deferred tax assets will not be realized.

Segment Highlights

For presentation purposes, net revenue within each of the businesses is classified into commissions and principal transactions, investment banking, investment gains/(losses), net interest, and other. Commissions and principal transactions include commissions on agency trades and gains and losses from sales and trading activities. Investment banking includes revenue generated from capital raising through underwritings and private placements of equity and debt securities, and financial advisory service fees in regards to mergers and acquisitions, restructuring and corporate finance related matters. Investment gains/(losses) reflect gains and losses on the Company’s investment portfolio. Other revenue reflects management fees received from the partnerships the Company manages and research fees. Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company’s inventory levels. Net revenue presented within each category may differ from that presented in the financial statements as a result of differences in categorizing revenue within each of the revenue line items listed below for purposes of reviewing key business performance.

Broadpoint Descap

	2009	2008	2007
(In thousands of dollars)

Net revenue
Commissions and Principal transactions	$117,518	$41,083	$15,176
Investment banking	821	110	730
Net interest	26,662	9,692	(667)
Other	184	31	25

Total net revenue	$145,185	$50,916	$15,264

Pre-tax contribution	$56,723	$21,076	$2,757

2009 vs. 2008

Broadpoint Descap net revenues increased 185 percent to $145.2 million in 2009. Commissions and principal transactions revenue increased $76.4 million, or 186 percent, compared to the prior year due to increased trading volumes as the number of sales professionals doubled compared to the prior year as well as improved market conditions. Net interest income increased $17.0 million due to coupon interest received on increased inventory levels, partially offset by higher funding costs as a result of these increased inventory levels. Pre-tax contribution increased $35.6 million, or 169 percent, as a result of the increase in revenues, partially offset by higher compensation costs resulting from higher revenues as well as increases in headcount.

2008 vs. 2007

Broadpoint Descap net revenue increased 234 percent to $50.9 million in 2008. Commissions and principal transactions revenue increased $25.9 million or 171 percent compared to the prior year due to increased trading volumes and an overall widening of spreads in their markets. Net interest increased by $10.4 million due to decreased funding rates and the allocation of additional capital that was utilized to increase net inventory levels leading to higher interest income. Pre-tax contribution increased $18.3 million, or

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

664 percent, due to the increase in net revenues which is partly attributable to increased headcount. In addition, the fixed nature of non-compensation costs in relation to these higher net revenues also contributed to the increase in pre-tax contribution.

Debt Capital Markets

	2009	2008	2007
(In thousands of dollars)

Net revenue
Commissions and Principal transactions	$113,647	$54,311	$—
Investment banking	10,303	3,297	—
Net interest	741	1,634	—
Other	—	99	—

Total net revenue	$124,691	$59,341	$—

Pre-tax contribution	$18,600	$5,887	$—

2009 vs. 2008

Debt Capital Markets net revenue increased $65.4 million or 110 percent to $124.7 million in 2009. Commissions and principal transactions revenue increased $59.3 million, or 109 percent, primarily due to an increase in volumes. While the operations of the Debt Capital Markets segment commenced in March of 2008, the increase in volumes can be attributed to increased level of activity over the comparable prior year period, as well as the benefit of having a full year of activity. In 2008 investment banking revenues were primarily generated due to placement fees. During 2009, the Company hired a group of investment banking professionals that expanded the services offering to include debt liability management, which was the primary reason for the $7.0 million increase in investment banking revenues. Pre-tax contribution increased $12.7 million, or 110 percent, as a result of the increase in revenues, partially offset by higher compensation costs resulting from higher revenues as well as increases in headcount.

2008 vs. 2007

The Debt Capital Markets segment commenced operations in March of 2008.

Investment Banking

	2009	2008	2007
(In thousands of dollars)

Net revenue
Commissions and Principal transactions	$—	$—	$(95)
Investment banking	33,555	12,855	6,387
Net interest	5	—	(5)
Other	163	—	—

Total net revenue	$33,723	$12,855	$6,287

Pre-tax contribution	$6,412	$171	$(1,391)

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2009 vs. 2008

Investment Banking net revenue increased $20.9 million or 162 percent to $33.8 million. The Company’s Restructuring and Recapitalization group averaged over $1 million a month in monthly retainer fees and benefited from an increase in the number of deals that led to a significant increase in transaction fees. In June of 2009, the Company acquired Gleacher Partners, expanding the Company’s investment banking services offering to include mergers and acquisitions expertise. Pre-tax contribution was flat in 2008 as the net revenues of the segment fully absorbed the expenses incurred. In 2009, higher net revenues more than offset such operating expenses.

2008 vs. 2007

Investment Banking net revenue increased $6.6 million or 104 percent to $12.9 million in 2008. The revenues generated in 2008 primarily resulted from the activities of the Restructuring and Recapitalization group which commenced operations in February of 2008. The Restructuring and Recapitalization group completed one significant transaction with MatlinPatterson, which accounted for 58 percent of 2008 revenues.

Equities

	2009	2008	2007
(In thousands of dollars)

Net revenue
Commissions and Principal transactions	$18,602	$8,052	$11,381
Investment banking	281	434	1,039
Net interest	28	8	8
Other	4,599	2,481	609

Total net revenue	$23,510	$10,975	$13,037

Pre-tax contribution	$1,686	$(8,997)	$(12,286)

2009 vs. 2008

Net revenues in Equities increased $12.5 million, or 114 percent, to $23.5 million in 2009 due to the benefit of a full year of operations from Broadpoint AmTech, which was acquired in the fourth quarter of 2008. Commissions and principal transactions revenue increased $10.5 million and other revenue increased $2.1 million. Pre-tax contribution for 2009 was $1.7 million compared to a loss of $9.0 million in 2008. The $9.0 million pre-tax loss in 2008 reflects the inability of the legacy Equities business to operate profitably in addition to the shut-down costs associated with the transition to the Broadpoint AmTech platform.

2008 vs. 2007

Net revenues in Equities decreased $2.1 million or 16 percent to $11.0 million in 2008. In 2008, equities represented 8 percent of consolidated net revenue compared to 33 percent in 2007. Commissions and principal transactions revenue declined due, in part, to a decrease in trading activity and a reduction in Equity trading and sales personnel in anticipation of the Company’s acquisition of Broadpoint AmTech in October. Approximately 54 percent of commissions and principal transactions revenue for the full year was contributed by Broadpoint AmTech, which was acquired in the fourth quarter. Equity Investment Banking revenues decreased 58 percent compared to 2007. In the third quarter of 2008, the Company incurred $4.4 million in costs associated with transitioning the legacy Equity sales and trading operations to the Broadpoint AmTech platform. Closedown costs of approximately $1.8 million related to reserves established for clearing,

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

settlement, and brokerage costs and communications and data processing services the Company had contracts for, and other costs related to compensation and benefits. In addition, the legacy Equities business reported an operating loss of $2.6 million.

Other

	2009	2008	2007
(In thousands of dollars)

Net revenue
Commissions and Principal transactions	$(11)	$115	$(567)
Investment banking	1,196	—	(29)
Investment gains/ (losses)	5,698	(1,115)	2,594
Net interest	6,431	(100)	2,276
Other	1,422	1,314	1,222

Total net revenue	$14,736	$214	$5,496

Pre-tax contribution	$(21,427)	$(32,943)	$(20,705)

2009 vs. 2008

Other net revenues of $14.7 million in 2009 increased $14.5 million compared to $0.2 million in 2008. Investment gains in 2009 were $5.7 million compared to a loss of $1.1 million in 2008. The increase of $6.8 million is due to an increase in the Company’s investment in the FA Technology Ventures L.P. (the “Partnership”). Net interest income was $6.4 million compared to net interest expense of $0.1 million in 2008. The change in net interest was due to an increase in inter-company financing of the activities of other business segments, primarily Broadpoint Descap. Pre-tax contribution increased $11.5 million, or 35 percent as a result of primarily resulting from higher net revenues and no restructuring costs being incurred in 2009, compared to approximately $4.0 million in 2008, partially offset by higher amortization of intangible assets of $3.5 million related to the Broadpoint AmTech and Gleacher Partners acquisitions.

2008 vs. 2007

Other net revenue decreased $5.3 million compared to 2007. Other net revenue was negatively impacted by losses incurred on the valuation of the Company’s investments in Broadpoint’s venture capital subsidiary. For the year ended 2008, net interest expense was $0.1 million compared to net interest income of $2.3 million for 2007 due to an increase in interest expense for the mandatorily redeemable preferred stock cash dividend that was partially offset by the FATV management fee for managing the Partnership. Pre-tax contribution was negatively impacted by costs associated with the restructuring plan and legal costs.

FINANCIAL CONDITION

The Company’s securities owned and investments comprised approximately 82% and 89% of total assets at December 31, 2009 and 2008, respectively. The Company primarily maintains these positions in order to facilitate its customer trading activities. The majority of these assets are financed by the Company’s clearing agents and periodically, through repurchase agreements, although no such agreements were open at year-end. Payables to brokers, dealers and clearing agencies comprised approximately 78% and 86% of the Company’s total liabilities at December 31, 2009 and 2008, respectively.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Securities owned (including investments) and sold, but not yet purchased consisted of the following at December 31:

	2009		2008
		Sold, but		Sold, but
		not yet		not yet
	Owned	Purchased	Owned	Purchased
(In thousands of dollars)

Marketable Securities
U.S. Government and federal agency obligations	$905,329	$66,946	$546,486	$14,476
Non-agency mortgage-backed securities	55,057	—	65,122	—
Corporate obligations	5,878	6,029	6,459	—
Preferred stock	11,404	—	—	—
Equity securities	—	—	739	1
State and municipal bonds	—	—	5	—
Derivatives	2,033	13	11	751
Not Readily Marketable Securities
Investment securities with no publicly quoted market	19,326	—	15,398	—

Total	$999,027	$72,988	$634,220	$15,228

Refer to Notes 1 and 5 of the consolidated financial statements for further information regarding the Company’s accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with Accounting Standards Codification 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity results primarily from assets that are readily convertible into cash, as well as capital raising activities such as our underwritten public offering of our common stock (described further below) conducted in the third quarter of 2009.

At December 31, 2009, the Company had Cash and cash equivalents of $25.1 million, compared to $7.8 million at December 31, 2008. In August 2009, the Company received proceeds in the amount of $93.3 million, after payment of certain expenses, related to the public offering described below, the majority of which has been deployed to operations.

A substantial portion of the Company’s assets are liquid, consisting of cash and assets that have historically been readily convertible into cash, such as securities held in inventory. The majority of these assets are financed by the Company’s clearing agents and periodically through repurchase agreements. The Company currently has no additional committed sources of borrowing. The Company’s securities positions in trading accounts that are readily marketable and actively traded are approximately $906.7 million at December 31, 2009 compared to approximately $603.6 million at December 31, 2008. The level of assets and liabilities will fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions.

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

On June 27, 2008, the Company entered into a Preferred Stock Purchase Agreement with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”) for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of the Company’s Series B Preferred Stock, and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. The Preferred Stock Purchase Agreement and the Series B Preferred Stock include, among other things, negative covenants and other rights with respect to the operations, actions and financial condition of the Company and its subsidiaries so long as the Series B Preferred Stock remains outstanding. Cash dividends of 10 percent per annum must be paid quarterly on the Series B Preferred Stock, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid, together with accrued but unpaid dividends quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012 (see Note 13 of the consolidated financial statements).

On March 4, 2008, the Company completed the sale of 11,579,592 shares of the Company’s common stock in a private placement for $19.7 million, or approximately $1.70 per share, pursuant to a stock purchase agreement with MatlinPatterson FA Acquisition LLC (“MatlinPatterson”), Mast, and certain other investors. The stock purchase agreement required the Company to file a registration statement on Form S-3 for the resale on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of the 7.1 million shares purchased by the lead investor, Mast. Such registration statement was filed and thereafter became effective on April 29, 2008.

Short-term Bank Loans and Notes Payable

At December 31, 2008 and December 31, 2009, respectively, the Company had no outstanding short-term bank loans or notes payable.

Regulatory

As of December 31, 2009, each of the Company’s three registered broker-dealer subsidiaries, Broadpoint Capital, Broadpoint AmTech, and Gleacher Partners, were in compliance with the net capital requirements of FINRA, and in the case of Broadpoint Capital, NFA as well. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of December 31, 2009, Broadpoint Capital had net capital of $74.20 million, which exceeded minimum net capital requirements by $73.95 million, Broadpoint AmTech had net capital of $3.25 million, which exceeded minimum net capital requirements by $2.81 million, and Gleacher Partners had net capital of $0.45 million, which exceeded net capital requirements by $0.20 million.

Derivatives

The Company’s subsidiaries enter into derivatives contracts to manage risk exposures arising from customer facilitation of mortgage-backed and U.S. government securities trading. Derivatives entered into by the Company’s subsidiaries include purchase and sale agreements of TBAs and exchange traded treasury futures contracts. At December 31, 2009, they had entered into TBA sale agreements in the notional amount of $280.5 million, had not entered into any TBA purchase agreements and had no outstanding open futures contracts.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investments and Commitments

Investments in privately held companies include an investment of $18.3 million in the Partnership. The Partnership’s primary purpose is to provide investment returns consistent with risks of investing in venture capital. As of December 31, 2009, the Company had a commitment to invest up to an additional $1.0 million in the Partnership. The investment period expired in July 2006; however, the general partner of the Partnership, FATV GP LLC, may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The majority of the limited partners of the Partnership are non-affiliates of the Company. The Company intends to fund these commitments through operating cash flow.

On June 5, 2009, the Company completed its acquisition of Gleacher Partners. Pursuant to the related Merger Agreement, the Company paid $10 million in cash and issued 23 million shares of Company common stock as merger consideration for all the outstanding shares of Gleacher Partners. Of these shares, 14,542,035 shares were issued to Eric J. Gleacher, the founder and Chairman of Gleacher Partners. All of the shares issued as merger consideration are subject to resale restrictions. The Company is obligated to pay the shareholders an additional $10 million in cash after five years, subject to acceleration under certain circumstances. This amount is recorded within the Company’s consolidated Statement of Financial Condition.

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

Legal Proceedings

From time to time, the Company and its subsidiaries are involved in legal proceedings or disputes (See Part I — Item 3 — Legal Proceedings). Based on currently available information, the Company does not believe that any current litigation, proceeding or other matter to which it is a party or otherwise involved will

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

have a material adverse effect on its financial position, results of operations and cash flows, although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company’s operating results in that period.

In addition, the securities industry is highly regulated. The Company and its subsidiaries are subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years securities firms have been subject to increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries. Periodically the Company and its subsidiaries receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The responses to these communications have, in the past, resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company’s business.

Tax Valuation Allowance

During the year ended December 31, 2009, the Company released the valuation allowance on its net deferred tax assets of approximately $24.7 million because of, among other factors, the continued trend of improved profitability, the success of the Company’s recent secondary offering, the completion of management’s restructuring plan and the successful integration of the Broadpoint AmTech and Gleacher acquisitions. The Company believes that it is more likely than not that its net deferred tax assets will be realized in the future.

The Company’s effective tax rate is impacted by a variety of factors, including fluctuations in projected earnings, changes in the statutory tax rates to which the Company’s operations are subject, settlements or changes to uncertain tax positions, changes in the Company’s valuation allowance and other miscellaneous items.

OFF-BALANCE SHEET ARRANGEMENTS

Information concerning the Company’s off balance sheet arrangements are included in the Contractual Obligations section which follows, and as set forth in the “Derivative Financial Instruments” note to the consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations described below by fiscal year:

								All
	Total	2010	2011	2012	2013	2014	Thereafter	Others
(In thousands)

Operating leases (net of sublease rental income)(1)	$89,686	$7,478	$6,911	$6,821	$6,867	$6,639	$54,970	$—
Partnership commitments(2)	1,000	1,000	—	—	—	—	—	—
Mandatorily Redeemable Preferred Stock(3)	33,826	2,500	2,500	28,826	—	—	—	—
Subordinated debt(4)	1,197	287	108	208	185	320	89	—
Merger Agreement commitment(5)	10,000	5,000	—	—	—	5,000	—	—
Liabilities from unrecognized tax benefits(6)	6,017	—	—	—	—	—	—	6,017

Total	$141,726	$16,265	$9,519	$35,855	$7,052	$11,959	$55,059	$6,017

(1)	The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain escalation clauses and which expire at various times through 2025 (see Note 15 to the consolidated financial statements).

(2)	The Company has a commitment to invest in the Partnership (see Note 15 to the consolidated financial statements).

(3)	In connection with the Series B Preferred Stock effective June 27, 2008, the holders of Series B Preferred Stock are entitled to receive cash dividends of 10 percent per annum, payable quarterly, as well as dividends at rate of 4 percent per annum which accrue and are cumulative, if not otherwise paid quarterly at the option of the Company. The Company is required to redeem all of the Series B Preferred Stock on or before June 27, 2012 at the Redemption Price together with accrued but unpaid interest (see Note 13 to the consolidated financial statements).

(4)	A select group of management and highly compensated employees were eligible to participate in the Key Employee Plan. The employees entered into subordinate loans with the Company to provide for the deferral of compensation and employer allocations under the Key Employee Plan. The accounts of the participants of the Key Employee Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt are based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Key Employee Plan.

(5)	In connection with the acquisition of Gleacher Partners Inc., the Company has agreed to pay $10 million to the Selling Parties five years after closing the Transaction, subject to acceleration under certain circumstances. It is anticipated that $5 million will be paid in 2010. Such amount is recorded within the Company’s consolidated Statement of Financial Condition.

(6)	At December 31, 2009, the Company had a reserve for unrecognized tax benefits including related interest of $6.0 million. We currently anticipate that total unrecognized tax benefits will decrease by an amount between $0.0 million and $3.0 million in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

CRITICAL ACCOUNTING POLICIES

The following is a summary of the Company’s critical accounting policies. For a full description of these and other accounting policies, see Note 1 of the consolidated financial statements. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates, and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximates fair value, because of their short term nature, with the exception of mandatorily redeemable preferred stock and subordinated debt. Financial instruments recorded at carrying amounts approximating fair value consist largely of receivables from and payables to brokers, dealer and clearing organizations, related parties and others. The fair value of the mandatorily redeemable preferred stock at December 31, 2009 was approximately $26.0 million, based upon an estimate of the Company’s current borrowing rate. Carrying value approximated fair value at December 31, 2008 given the proximity in which the mandatorily redeemable preferred stock was issued in relation to year-end. The fair value of the subordinated debt at December 31, 2009 and 2008 approximated fair value based on current rates available.

Proprietary securities transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities transactions entered into for the account and risk of the Company are recorded on a trade date basis. Unrealized gains and losses from valuing investments at market value of fair value as determined by management are included as revenues from investment gains (losses). Commission income and expenses related to customers’ securities transactions are reported on a trade date basis. Equity securities owned and equity securities sold, but not yet purchased are valued at market value based on quoted market prices. Fixed income securities owned and fixed income securities sold but not yet purchased, are valued using a variety of inputs, including observable market inputs when available. The Company utilizes observable market factors in determining fair value. Management also utilizes benchmark yields, reported trades for comparable trade sizes, issuer spreads, benchmark securities, bids and offers. These inputs relate either directly to the financial asset being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions). Additionally, for certain mortgage-backed securities management also considers various characteristics such as issuer, underlying collateral, prepayment speeds, cash flows and credit ratings. Management considers these pricing methodologies consistent with the assumptions made by other market participants in valuing similar financial assets. For investments in illiquid and privately held securities that do not have readily determinable fair values, the Company’s estimate of fair value includes subjective assessments about a fair market valuation of the investee, including but not limited to assumptions regarding the expected future financial performance of the investee and our assessment of the future prospects of the investee’s business model. All of our investments in illiquid and privately held securities are evaluated quarterly for changes in fair value. Securities owned and investments include, at December 31, 2009 and 2008,

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

$19.3 million and $15.4 million, respectively, of private equity securities related to the venture capital funds managed by FATV.

Goodwill and Intangible Assets

The Company amortizes customer related intangible assets over their estimate useful life, which is the period over which the assets are expect to contribute directly or indirectly to the future cash flows of the Company. Goodwill is not amortized; instead, it is reviewed on an annual basis for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. A reporting unit is defined by the Company as an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. For impairment testing purposes, goodwill has been allocated to each reporting unit based upon the goodwill derived from each specific acquisition. The Company has designated its annual impairment testing dates for its Broadpoint Descap, Broadpoint AmTech, and Investment Banking reporting units to be December 31, October 1, and June 1, respectively. The Company uses income and market approaches to determine fair value of the reporting unit. The income approach applies a discounted cash flow analysis based on management’s projections, while the market approach analyzes and compares the operating performance and financial condition of the reporting unit with those of a group of selected publicly traded companies that can be used for comparison. Goodwill and intangible assets are also tested for impairment at the time of a triggering event requiring a re-evaluation, if one were to occur.

Contingencies

The Company is subject to contingencies, including judicial, regulatory and arbitration proceedings, tax and other claims. The Company records reserves related to legal and other claims in “accrued expenses.” The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to the amount of the claim; the amount of the loss, if any incurred by the other party, the basis and validity of the claim; the possibility of wrongdoing on the part of the Company; likely insurance coverage; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may prove to be incorrect, which could materially affect results in the period the claims are ultimately resolved.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Investments and Commitments and — Contingent Consideration” for details on the liability for additional consideration related to the acquisition of Gleacher and contingent consideration related to the acquisition of Broadpoint AmTech.

Income Taxes

Deferred income taxes are determined under the asset and liability method and are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable for future years to differences between the financial statement basis and tax basis of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets (“DTAs”) when it is more likely than not that such DTAs will not be realized.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company recognizes tax benefits from uncertain tax positions only when tax positions meet the minimum probability threshold, as defined by ASC 740-10-25, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. The Company’s continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax.

Share-Based Compensation

The Company accounts for share-based compensation awards (“Awards”) in accordance with ASC 718 “Compensation — Stock Compensation” (“ASC 718”). The cost of employee services received in exchange for an Award is generally measured based upon the grant-date fair value of the Award. Compensation expense for Awards that contain performance conditions are recognized when it becomes probable that such performance conditions will be met. Awards that do not require future service (e.g. vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Such Awards that require future service are amortized over the relevant service period on a straight-line basis. Expected forfeitures are included in determining share-based employee compensation expense.

The Company has elected to apply the short-cut method to calculate the historical pool of windfall tax benefits available as of the date of adoption of ASC 718.

NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued amendments to accounting principles which change the accounting for transfers of financial assets which were codified as Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets”. ASU No. 2009-16 improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrender control over the transferred financial assets. ASU No. 2009-16 modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset ASU No. 2009-16 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASU No. 2009-16 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the adoption of ASU No. 2009-16 to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued amendments to accounting principles which change the accounting for Variable Interest Entities (“VIE”), which were codified as ASU 2009-17, which amends ASC 810 “Consolidation”. ASU 2009-17 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. Currently, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. ASU 2009-17 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 also requires that an enterprise continually reassess, based upon current facts and circumstances, whether it should consolidate the VIEs with which it is involved. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

period, and for interim and annual reporting periods thereafter. However, in January 2010, the FASB deferred ASU 2009-17 for certain investment entities which allows asset managers that have no obligations to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have attributes subject to ASC 946 “The Investment Company Guide”. The deferral likely qualifies for many mutual funds, hedge funds, private equity funds, venture capital funds and certain mortgage REITs. The Company is currently evaluating the impact of this deferral and expects it will apply to its relationship as investment advisor to the FA Technology Ventures L.P. and does not expect the adoption of ASU 2009-17, to which the deferral does not apply, to have a material impact on the Company’s consolidated financial statements. Refer to Note 7 for additional information related to FA Technology Ventures L.P.

In December 2007, the FASB issued amendments to accounting principles for business combinations now codified in ASC Topic 805 “Business Combinations”, which requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, the Company applied the provisions of this statement to business combinations occurring after January 1, 2009.

In December 2007, the FASB issued amendments to accounting principles related to noncontrolling interests in consolidated financial statements now codified within ASC Topic 810 “Consolidation” (“ASC 810”). ASC 810 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires that (i) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; (ii) changes in ownership interest be accounted for similarly, as equity transactions; and (iii) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued amendments to accounting principles related to assets acquired and liabilities assumed in a business combination that arise from contingencies which amends ASC 805 “Business Combinations” and requires that such items be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. This new guidance is effective for acquisitions consummated on or after January 1, 2009. This guidance did not impact any acquisitions of the Company closing after the date of adoption.

In May 2009, the FASB issued ASC 855 “Subsequent Events” which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending June 15, 2009. The FASB subsequently issued ASU 2010-09 on February 24, 2010 to amend ASC 855 to address certain implementation issues, including elimination of the requirement for SEC filers to disclose the date through which it has evaluated subsequent events. The adoption of this statement did not have a material

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

effect on the Company’s consolidated financial statements and the required disclosure is included within Note 24 of the consolidated financial statements.

In March 2008, the FASB issued amendments to disclosures about derivative instruments and hedging activities which is now codified within ASC Topic 815 “Derivatives and Hedging.” This statement expands derivative disclosure requirements to now require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for the fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements”. ASU 2010-06 provides amended disclosure requirements related to fair value measurements including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods after December 15, 2010 for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, the adoption of this statement will not affect the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued amended accounting principles related to the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and the identification of transactions that are not orderly now codified within ASC Topic 820 “Fair Value Measurements and Disclosures.” This guidance lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12 “Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value (“NAV”) per Share (or Its Equivalent)”. ASU 2009-12 provides guidance about using NAV to measure the fair value of interests in certain investment funds and requires additional disclosures about interests in investment funds. ASU 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009. The Company has no investment funds for which fair value is determined using NAV. However, the Company adopted the additional disclosure provisions of this ASU as it relates to its investment in FA Technology Ventures. Refer to Note 7 “Investments” within the consolidated financial statements.

In September 2009 the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which supplements and amends the guidance in ASC 820, Fair Value Measurements and Disclosures, that provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. A quoted price, if available, in an active market for an identical liability must be used. If such information is not available, an entity may use either the quoted price of the identical liability when traded as an asset; quoted prices for similar liabilities; similar liabilities traded as assets or another technique such as the income approach or a market approach. The effective date of this ASU is the first reporting period after August 26, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In June 2008, FASB issued amended accounting principles related to determining whether instruments granted in share-based payment transactions are participating securities, now codified within ASC Topic 260 “Earnings Per Share.” This guidance requires entities to allocate earnings to unvested and contingently issuable share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents when calculating earnings per share and also to present both basic and diluted EPS pursuant to the two-class method. The effective date for this guidance is for fiscal years beginning after December 15, 2008. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In April of 2008, the FASB issued amended accounting principles related to the determination of the useful life of intangible assets, now codified in ASC Topic 350 “Intangibles — Goodwill and Other.” This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date for this guidance is for fiscal years beginning after December 15, 2008. The adoption of this guidance did not impact the Company’s consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Given the amount of capital we deploy, the financial products we trade and the large number of counterparties we deal with in our daily transactions, management believes that comprehensive and effective risk management is a key component for our success.

Our risk management mission includes: 1) proactively avoiding/minimizing risk events that would have negative impact on the Company’s earnings and value objectives and 2) enabling more efficient allocation of capital and other resources based on performance and risk attribution quantification, which entails properly sizing our risk appetite/limits based upon Company-wide objectives.

We seek to achieve the above goals through risk management processes and procedures.

Risk Management Process

Senior management is directly involved in risk management of the Company and management directly participates in setting risk limits and allocating risk capital and intervenes if significant risk issues arise. Our risk manager understands the products and markets and is independent of the business units, which ensures an unbiased view of our risk exposures.

Our risk management process sets risk capital and risk parameters for each business, approves new business and products, monitors daily business activities and inventory exposure and intervenes when risk issues arise. Risk measures for different risk factors and different market sectors are calculated using sophisticated valuation models and risk analytics. Attribution analysis of both financial performance and risk exposure is performed. Daily risk reports are generated and distributed to trading management as well as senior management. Whenever risk issues arise, risk management will initiate discussions with the business units, trading management and/or senior management.

Our risk management process measures, monitors and manages various types of risks we encounter in our business activities, including market, credit, liquidity, funding, operational, legal and reputational risks.

Market Risk

Market risk represents the risk of loss that may result from the potential change in the value of our trading or investment positions as a result of fluctuations in interest rates, credit spreads and equity prices, as well as changes in the implied volatility of interest rates and equity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company’s market risk management procedures cover both non-derivative and derivatives instruments to include all market-risk-sensitive financial instruments. The Company’s exposure to market risk is primarily related to principal transactions executed in order to facilitate customer trading activities.

The Company trades debt securities issued by U.S. Government and federal agency obligations, non-agency mortgage-backed securities, corporate debt, preferred stock and equity securities. In connection with these activities, the Company may be required to maintain inventories in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters into derivatives including the purchase and sale of TBAs and exchange traded treasury futures contracts.

In prior annual and quarterly reports, the Company has used the tabular presentation for disclosure of market risk information. The tabular presentation looked solely at the market value of our inventory over a future five-year period. During the year ended December 31, 2009, the Company determined that the sensitivity analysis was the improved disclosure alternative to measure risk for the types of financial instruments of which its trading activity is comprised. The sensitivity analysis uses a hypothetical one basis point adverse movement in interest rates to calculate potential loss in future earnings. We believe that the sensitivity analysis disclosure model presents more accurately the risks associated with the products on which

BROADPOINT GLEACHER SECURITIES GROUP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

our trading activity is based and, consequently, our financial position and results of operations. Comparable information under this new disclosure method is also provided for the year ended December 31, 2008.

The following table categorizes the Company’s market risk sensitive financial instruments.

	Market Value (net) as of December 31,
	2009	2008
(In thousands of dollars)

Trading risk
Interest rate	$905,847	$602,640
Equity	—	—
Foreign exchange	—	—
Commodity	—	—

Total trading risk	$905,847	$602,640

Other than trading risk
Interest rate	$182	$487
Equity	20,010	15,865
Foreign exchange	—	—
Commodity	—	—

Total other than trading risk	20,192	16,352

Total market value, net	$926,039	$618,992

For additional information regarding the Company’s fair valuation policies and methodologies, refer to Notes 1 and 5 within the consolidated financial statements.

The following is a discussion of the Company’s primary market risk exposures as of December 31, 2009, including a discussion of how those exposures are currently managed.

Interest Rate Risk and Related Prepayment Risk

Interest rate risk exposure is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. These financial instruments include debt securities issued by U.S. Government and federal agency obligations, non-agency mortgage-backed securities, corporate debt and preferred stock. In connection with trading activities, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve.

Prepayment risk, which is related to interest rate risk, arises from the possibility that the rate of principal repayment on mortgages will fluctuate, affecting the value of mortgage-backed securities. Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans and turnover in housing ownership. Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of the Company’s net interest income, the valuations of mortgage-backed securities in the inventory and the effectiveness of our interest rate hedging. Prepayments of mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are uncertain. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The

BROADPOINT GLEACHER SECURITIES GROUP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

purchase prices of mortgage-backed securities are generally based upon assumptions regarding the expected rates of prepayments.

The Company manages its exposure to interest rate and related prepayment risk by shorting mortgage pass-through TBAs, government securities and exchange traded treasury futures contracts. Hedging using government securities and exchange traded treasury futures contracts protects the Company from movements in the yield curve and changes in general levels of interest rates. Hedging using TBAs minimizes the basis risk between the mortgage-backed securities market and government securities market.

A large portion of the Company’s inventory consists of specified mortgage-backed securities pass-through pools, whose prices are linked to TBAs, which also, however, display their own idiosyncratic pricing behavior based on their underlying mortgage loan characteristics. The Company believes that TBAs are the best hedging tool for these pools, but not necessarily a perfect hedge.

A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net trading inventory positions. The fair market value of these securities included in the Company’s inventory at December 31, 2009 and 2008 was $905.8 million and $602.6 million, respectively. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve. At December 31, 2009, the potential change in fair value under this stress scenario was ($9.1) million. In 2009, the Company refined its methodology of calculating fair value change under this sensitivity analysis by reflecting the net reduction in interest rate risk associated with the prepayment and amortization of mortgage-backed securities. At December 31, 2008, under this new methodology, the comparable change would have been $6.5 million. The increase of $2.6 million of this risk measure was driven by an increase of inventory levels and related hedges, as a result of increased volume in the Broadpoint Descap segment. Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.

The following table shows a breakdown of our interest rate exposure on December 31, 2009 and December 31, 2008.

Market Value Change per One Hundredth of One Percent Interest Rate Increase	2009	2008

U.S. government and federal agency obligations	$(176,014)	$(101,519)
Non-agency mortgage-backed securities	(7,112)	(28,250)
Corporate debt securities	(76)	(231)
Preferred stock	—	—

Total	$(183,202)	$(130,000)

Average duration (years)	2.91	3.07

Credit Spread and Credit Rating Risk

The Company actively makes markets in various credit markets, including corporate bonds (both high yield and high grade), emerging market debt and structured credits (MBS/ABS/CMBS/CDO/CLO). As a consequence, the Company is exposed to credit spread and credit rating changes in these markets. Credit spread and credit rating risk results from changes in the level or volatility of credit spreads, either as a result of macro market conditions (e.g. risk aversion sentiment) or from idiosyncratic development of certain debt issuers or their sectors.

Our best risk management strategy in these markets is high inventory turnover, where we minimize the amount of and time window during which we hold these types of securities, in some cases by arranging the sale before committing to the purchase. Given this strategy, our inventory level in these securities remained rather low despite the rising revenue and trading volume in these areas.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

The following tables show a breakdown of our exposure in these markets on December 31, 2009 and December 31, 2008.

	Non-Agency
	Mortgage-	Corporate
	Backed	Debt	Preferred
Credit Sensitive Holdings Market Value as of December 31, 2009	Securities	Securities	Stock	Total
(In thousands of dollars)

Investment grade	$36,773	$(944)	$8,888	$44,717
Non-investment grade	18,308	701	1,814	20,823

Total	$55,081	$(243)	$10,702	$65,540

	Non-Agency
	Mortgage-	Corporate
	Backed	Debt	Preferred
Credit Sensitive Holdings Market Value as of December 31, 2008	Securities	Securities	Stock	Total
(In thousands of dollars)

Investment grade	$44,032	$361	$—	$44,393
Non-investment grade	21,043	6,341	—	27,384

Total	$65,075	$6,702	$—	$71,777

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

The Company had no marketable equity securities included in the Company’s inventory at December 31, 2009 and $0.7 million in securities owned at December 31, 2008. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by stock exchanges and amounts to $0.1 million at December 31, 2008. The Company’s investment portfolio excluding the consolidation of the Employee Investment Funds (“EIF”) at December 31, 2009 and December 31, 2008 had a fair market value of $18.3 million and $14.3 million, respectively. Equity price risk is also estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations and for the Company’s investment portfolio excluding the consolidation of the EIF amounted to $1.8 million at December 31, 2009 and $1.4 million at December 31, 2008. Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

COUNTERPARTY CREDIT RISK

Counterparty credit risk is the risk of loss due to failure of our counterparty to meet its obligations. The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the credit worthiness of the counterparty or issuer of the instrument. The Company seeks to control credit risk by following an established credit approval process, monitoring credit limits, and requiring collateral where it deems appropriate.

Agency and principal securities transactions with customers of the Company’s subsidiaries are cleared through third party clearing agreements on a fully disclosed basis. Under these agreements, the clearing agents settle these transactions on a fully disclosed basis, collect margin receivables related to these transactions,

BROADPOINT GLEACHER SECURITIES GROUP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.

In the normal course of business, the Company guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future. Therefore, the Company, has not recorded any contingent liability in the condensed consolidated financial statements for these indemnifications.

LIQUIDITY AND FUNDING RISK

Market liquidity risk is the risk that it takes longer or it is more costly than anticipated to sell inventory to raise cash due to adverse market conditions. Funding liquidity risk is the risk that we are unable to meet margin calls or cash flow needs due to lack of cash or are unable to maintain leveraged positions due to margin calls or reduction in credit lines from lending counterparties.

Liquidity is of paramount importance to our success and operations. Lack of liquidity tends to be the biggest contributor to the rapid failure of financial institutions. The Company has various strategies, policies and processes in place to monitor and mitigate liquidity risk.

Our liquidity risk management consists of the following components:

•	maintaining excess liquidity;

•	maintaining conservative leverage ratios;

•	diversifying our funding sources; and

•	actively managing the assets/liability terms of our trading business.

Excess Liquidity

Having ample access to cash is critical for financial firms in times of crisis and market turmoil and is critical for us to be able to take advantage of market opportunities whenever they arise. We monitor our funding and cash flow needs daily and measure them against available cash levels in order to maintain available cash at our clearing agents so we have liquidity for operations and for meeting financing obligations even under stressful market conditions.

Conservative Leverage Ratios

Leverage magnifies the risks (and potential rewards) we take. To balance this risk/reward equation, we maintain weighted average target leverage ratios well below 10, so that the magnified risk from leveraging would still be manageable even in the event of market crisis. The table below shows key leverage ratios.

	2009	2008

Inventory to Equity	3.0	6.3

Diversified Funding Sources

We fund our trading operations through secured borrowings, mainly from our clearing firms. Over the last year, we have been establishing more diversified funding sources through the repurchase market. This additional funding channel gives us more sources of funding, thus reducing funding risk and cost. However,

BROADPOINT GLEACHER SECURITIES GROUP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

we do not have any additional committed sources of borrowing. We will continue to expand this channel and explore other channels to build a network of funding sources in order to reduce funding/liquidity risk.

Asset/Liability Management

In order to avoid forced selling of leveraged positions in a down market due to margin calls, we monitor and manage the maturity profile of our funding source relative to our trading horizon and market liquidity conditions. The majority of our inventory is financed through our clearing broker, which provides for no defined maturity. However, for assets financed through the repurchase market, we strive to arrange the maturity of the repurchase agreements to be equal to the anticipated timeframe we expect to be able to liquidate the positions being financed through this mechanism.

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

OTHER RISKS

Other risks encountered by the Company include political, regulatory and tax risks. These risks reflect the potential impact that changes in local laws, regulatory requirements or tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, the Company seeks to review new and pending regulations and legislation and their potential impact on its business

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Broadpoint Gleacher Securities Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Broadpoint Gleacher Securities Group, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in item 9a. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits (which we integrated in 2009 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, NY
March 15, 2010

BROADPOINT GLEACHER SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)

	Years Ended December 31
	2009	2008	2007

Revenues
Principal transactions	$230,011	$97,032	$21,229
Commissions	19,745	6,529	4,666
Investment banking	36,577	8,296	8,127
Investment banking revenue from related party	9,579	8,400	—
Investment gains/(losses), net	5,698	(1,115)	2,594
Interest	49,439	21,946	8,639
Fees and other	6,368	3,925	1,856

Total revenues	357,417	145,013	47,111
Interest expense	15,572	10,712	7,027

Net revenues	341,845	134,301	40,084

Expenses (excluding interest)
Compensation and benefits	235,798	111,678	41,286
Clearing, settlement and brokerage	4,631	2,794	3,127
Communications and data processing	10,509	9,245	7,827
Occupancy, depreciation and amortization	8,381	6,259	6,559
Amortization of intangible assets	3,896	391	53
Selling	5,499	3,099	2,680
Restructuring	—	4,315	2,698
Other	11,137	11,326	7,479

Total expenses (excluding interest)	279,851	149,107	71,709

Income (loss) before income taxes and discontinued operations	61,994	(14,806)	(31,625)
Income tax expense (benefit)	7,102	2,424	(4,703)

Income (loss) from continuing operations	54,892	(17,230)	(26,922)
Income (loss) from discontinued operations (including a pre-tax gain on sale of $7,944 in 2007) (net of $4,747 tax expense in 2007) (see Note 22)	28	(132)	7,460

Net income (loss)	$54,920	$(17,362)	$(19,462)

Basic earnings/(loss) per share:
Continuing operations	$0.57	$(0.25)	$(0.98)
Discontinued operations	—	—	0.27

Income (loss) per share	$0.57	$(0.25)	$(0.71)

Diluted earnings/(loss) per share:
Continuing operations	$0.53	$(0.25)	$(0.98)
Discontinued operations	—	—	0.27

Income (loss) per share	$0.53	$(0.25)	$(0.71)

Weighted average shares of common stock:
Basic	96,834	69,296	27,555
Diluted	104,233	69,296	27,555

The accompanying notes are an integral part of these consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands of dollars, except share amounts)

	December 31	December 31
	2009	2008

Assets
Cash and cash equivalents	$24,997	$7,377
Cash and securities segregated for regulatory purposes	100	470
Receivables from:
Brokers, dealers and clearing agencies	19,797	3,465
Related parties	2,971	232
Others	14,134	4,490
Securities owned, at fair value (includes assets pledged of $978,967 and $602,454 at December 31, 2009 and 2008, respectively)	979,701	618,822
Investments	19,326	15,398
Office equipment and leasehold improvements, net	3,069	1,691
Goodwill	105,694	23,283
Intangible assets	19,263	8,239
Deferred tax assets, net	16,137	318
Other assets	10,974	10,486

Total Assets	$1,216,163	$694,271

Liabilities and Shareholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing agencies	$691,495	$511,827
Related parties	12,678	1,365
Others	1,502	1,423
Securities sold, but not yet purchased, at fair value	72,988	15,228
Accrued compensation	70,728	31,939
Accounts payable	2,203	2,172
Accrued expenses	4,754	6,178
Income taxes payable	2,397	—
Deferred tax liabilities	2,817	—
Mandatorily redeemable preferred stock	24,419	24,187

Total Liabilities	885,981	594,319

Commitments and Contingencies (See Note 15)
Subordinated debt	1,197	1,662

Shareholders’ Equity
Common stock; $.01 par value; authorized 200,000,000 shares as of December 31, 2009 and 100,000,000 shares as of December 31, 2008, respectively; issued 125,056,247 and 81,556,246 shares, respectively; and outstanding 124,357,163 and 79,829,492 shares, respectively	1,251	815
Additional paid-in capital	411,633	236,824
Deferred compensation	534	954
Accumulated deficit	(83,142)	(138,062)
Treasury stock, at cost (699,084 shares as of December 31, 2009 and 1,726,754 as of December 31, 2008)	(1,291)	(2,241)

Total Shareholders’ Equity	328,985	98,290

Total Liabilities and Shareholders’ Equity	$1,216,163	$694,271

The accompanying notes are an integral part of these consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
TEMPORARY CAPITAL
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands except for number of shares)

				Additional
	Temporary	Common Stock		Paid-In	Accumulated	Treasury Stock		Deferred
	Capital	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation

Balance December 31, 2006	$104	17,613,827	$176	$152,573	$(100,605)	(1,168,748)	$(3,214)	$2,647
Amortization of unearned compensation	—	—	—	—	—	—	—	—
Restricted stock forfeitures	—	—	—	(2,579)	—	(552,442)	(601)	—
Issuance of restricted stock units	—	—	—	8,894	—	—	—	—
Issuance of common stock	—	41,986,303	420	45,382	—	—	—	—
Cash Dividends paid	—	—	—	—	—	—	—	—
Options exercised	—	—	—	122	—	—	—	—
Options expense recognized	—	—	—	16	—	—	—	—
Treasury stock purchased	—	—	—	(94)	—	(95,931)	(94)	—
Employee stock trust	—	55,810	—	22	—	59,440	1,044	(1,064)
FIN 48 adoption	—	—	—	—	(633)	—	—	—
Amortization of unearned compensation	—	—	—	(683)	—	—	—	—
Net loss	—	—	—	—	(19,462)	—	—	—

Balance December 31, 2007	$104	59,655,940	$596	$203,653	$(120,700)	(1,757,681)	$(2,865)	$1,583
Amortization of unearned compensation	—	—	—	—	—	—	—	—
Stock compensation forfeitures	—	—	—	(209)	—	(53,277)	—	—
Issuance of treasury stock	—	—	—	—	—	84,204	(5)	—
Employee stock trust	—	—	—	—	—	—	629	(629)
Amortization of unearned compensation	—	—	—	6,761	—	—	—	—
Issuance of warrants	—	—	—	929	—	—	—	—
Temporary capital forfeiture	(104)	—	—	104	—	—	—	—
Issuance of common stock	—	21,900,306	219	24,305	—	—	—	—
Payment of expenses to issue common stock	—	—	—	(268)	—	—	—	—
Options expense recognized	—	—	—	1,549	—	—	—	—
Net loss	—	—	—	—	(17,362)	—	—	—

Balance December 31, 2008	$—	81,556,246	$815	$236,824	$(138,062)	(1,726,754)	$(2,241)	$954
Shares issued in connection with the Gleacher Partners Inc. acquisition	—	23,000,001	231	69,000	—	—	—	—
Issuance of common stock, net of issuance costs	—	16,000,000	160	93,987	—	—	—	—
Common stock issued into treasury to satisfy share based compensation exercises and vesting	—	2,500,000	25	—	—	(2,500,000)	(25)	—
Common stock issued for grants of restricted stock	—	2,000,000	20	(20)	—	—	—	—
Amortization of share based compensation	—	—	—	12,436	—	—	—	—
Excess net tax benefit related to share based compensation	—	—	—	5,549	—	—	—	—
Issuance of treasury stock for restricted stock grants, restricted stock unit settlements and option exercises	—	—	—	(2,131)	—	3,797,453	2,131	—
Forfeitures of restricted stock	—	—	—	461	—	(103,247)	(461)	—
Shares withheld for minimum withholding taxes for vested restricted stock units and options exercises	—	—	—	(5,352)	—	—	—	—
Shares withheld for minimum withholding taxes for restricted stock	—	—	—	—	—	(216,448)	(761)	—
Settlement of contingent consideration related to the American Technology Holdings, Inc. acquisition	—	—	—	525	—	—	—	—
Distributions of deferred compensation related to the employee stock trust	—	—	—	354	—	49,912	66	(420)
Net income	—	—	—	—	54,920	—	—	—

Balance December 31, 2009	$—	125,056,247	$1,251	$411,633	$(83,142)	(699,084)	$(1,291)	$534

The accompanying notes are an integral part of these consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$54,920	$(17,362)	$(19,462)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,161	1,002	2,171
Deferred income tax	(18,388)	—	—
Amortization of debt issuance costs	168	84	—
Amortization of intangible assets	3,896	391	53
Amortization of discount of mandatorily redeemable preferred stock	232	116	—
Deferred compensation	—	—	(22)
Amortization of share-based compensation	13,974	8,348	4,969
Unrealized investment (gains)/losses, net	(4,086)	861	(2,715)
Realized (gains)/losses on sale of investments	(1,612)	654	121
Disposal of office equipment and leasehold improvements	—	1,093	—
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	370	1,180	3,550
Securities purchased under agreement to resell	—	—	14,083
Net receivable/payable from customers	—	3,216	(1,469)
Net receivable/payable from related party	(397)	(232)	—
Securities owned, at fair value	(360,879)	(432,932)	85,764
Other assets	(118)	(7,626)	152
Net payable to brokers, dealers, and clearing agencies	163,336	365,325	47,205
Net receivable/payable to others	(7,481)	960	1,904
Securities sold but not yet purchased, at fair value	57,760	4,729	23,060
Accounts payable and accrued expenses	(8,499)	(8,453)	(4,153)
Accrued compensation	35,840	18,725	(19,231)
Net (decrease) increase in drafts payable	249	154	(5,769)
Income taxes payable	(310)	—	—

Net cash (used in) provided by operating activities	(69,864)	(59,767)	130,211

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(2,394)	(764)	(388)
Sales of office equipment and leasehold improvements	—	—	500
Capital contribution — investments	(303)	—	(2,512)
Proceeds from sale of investments	78	—	212
Payment for purchase of Debt Capital Markets Group	—	(795)	—
Payment for purchase of American Technology Holdings, Inc., net of cash acquired	—	(5,475)	—
Payment to sellers of American Technology Holdings, Inc.	(410)	—	—
Payment for purchase of Gleacher Partners Inc., net of cash acquired	(8,718)	—	—

Net cash (used in) provided by investing activities	(11,747)	(7,034)	(2,188)

Cash flows from financing activities:
Proceeds from issuance of common stock	95,466	19,670	50,000
Excess tax benefits related to share-based compensation	5,549	—	—
Payments on subordinated debt	(465)	(1,300)	(1,462)
Payments of expenses related to issuance of common stock	(1,319)	(268)	(4,198)
Payment of expenses for the issuance of mandatorily redeemable preferred stock	—	(671)	—
Proceeds from issuance of mandatorily redeemable preferred stock	—	25,000	—
Payments of short-term bank loans, net	—	—	(128,525)
Payments of notes payable	—	—	(12,667)
Payments of obligations under capitalized leases	—	—	(3,522)
Purchase of treasury stock	—	—	(94)

Net cash provided by (used in) financing activities	$99,231	$42,431	$(100,468)

Increase (decrease) in cash and cash equivalents	$17,620	$(24,370)	$27,555

BROADPOINT GLEACHER SECURITIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands of dollars)

	For the Years Ended December 31,
	2009	2008	2007

Cash and cash equivalents at beginning of the year	7,377	31,747	4,192

Cash and cash equivalents at the end of the year	$24,997	$7,377	$31,747

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid (received) during the year for:
Income taxes	$22,268	$105	$319
Interest	$15,099	$12,130	$14,470

NON CASH INVESTING AND FINANCING ACTIVITIES

The fair value of noncash assets acquired and liabilities assumed in the Gleacher Partners, Inc. acquisition for the year ended December 31, 2009 were $94.9 million and $1.9 million. In connection with this acquisition, the Company issued 23 million shares valued at approximately $69 million.

The fair value of noncash assets acquired and liabilities assumed in the American Technology Holding, Inc. acquisition for the year ended December 31, 2008 were $21.5 million and $6.7 million. In connection with this acquisition, the Company issued 2,676,437 shares valued at approximately $4.8 million.

During the year ended December 31, 2009, the Company issued 2,500,000 shares of common stock directly into treasury for future settlement of share based compensation awards.

During the years ended December 31, 2009, 2008 and 2007, the Company issued approximately 3.8 million, 0.08 million and 0.06 million shares out of treasury for share-based compensation exercises and vesting and distributions of deferred compensation related to the employee stock trust.

During the years ended December 31, 2009, 2008 and 2007, the Company distributed $0.4 million, $0.6 million and $1.0 million, respectively, of the Company’s stock from the employee stock trust to satisfy deferred compensation liabilities payable to employees (see Note 14).

The accompanying notes are an integral part of these consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Significant Accounting Policies

Organization and Nature of Business

The consolidated financial statements include the accounts of Broadpoint Gleacher Securities Group, Inc., and its wholly-owned subsidiaries (the “Company”), and Employee Investment Funds (see Note 7). Broadpoint Capital Inc. (“Broadpoint Capital”) and Broadpoint AmTech, Inc. (“Broadpoint AmTech”), both of which are wholly-owned subsidiaries registered with the Securities and Exchange Commission (“SEC”), are members of the Financial Industry Regulatory Authority (“FINRA”) and various exchanges. Broadpoint Capital is also a member of the National Futures Association (“NFA”). Gleacher Partners, LLC (“Gleacher Partners”), which was acquired by the Company in 2009, is a broker-dealer registered with the SEC and is a member of FINRA. The Company is an independent investment bank that provides corporations and institutional investors with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis, as well as securities brokerage for institutional customers primarily in the United States. Another of the Company’s subsidiaries is FA Technology Ventures Corporation (“FATV”) which manages private equity funds, providing venture financing to emerging growth companies primarily in the United States. All significant inter-company balances and transactions have been eliminated in consolidation.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification (“ASC”) as the single authoritative source of U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On its effective date, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. The Company adopted the ASC as it became effective for financial statements issued for interim and annual periods ending after September 15, 2009. All such references to GAAP throughout the notes to the consolidated financial statements are references to the applicable ASCs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business. At December 31, 2009 and 2008, cash equivalents were $8.9 million and $2.1 million, respectively. Cash and cash equivalents of approximately $7.8 million and $1.7 million, respectively, were held at one financial institution.

Securities Transactions

Proprietary securities transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities transactions entered into for the account and risk of the

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company are recorded on a trade date basis. Commission income and expenses on customers’ securities transactions are reported on a trade date basis.

Fixed income securities owned and fixed income securities sold but not yet purchased, are valued using a variety of inputs, including observable market inputs when available. The Company utilizes observable market factors in determining fair value. Management also utilizes benchmark yields, reported trades for comparable trade sizes, issuer spreads, two sided markets, benchmark securities, bids and offers. These inputs relate either directly to the financial asset being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions). Additionally, for certain mortgage-backed securities, management also considers various characteristics such as issuer, underlying collateral, prepayment speeds, cash flows and credit ratings. Management considers these pricing methodologies consistent with the assumptions made by other market participants in valuing similar financial assets. For investments in illiquid and privately held securities that do not have readily determinable fair values, the Company’s estimate of fair value includes subjective assessments about a fair market valuation of the investee, including, but not limited to assumptions regarding the expected future financial performance of the investee and our assessment of the future prospects of the investee’s business model. All of our investments in illiquid and privately held securities are evaluated quarterly for changes in fair value.

Equity securities owned and equity securities sold but not yet purchased are valued at market value based on quoted market prices.

Investment Banking

Investment banking revenues are recorded net of transaction related expenses, arising from securities offerings in which the Company acted as an underwriter or placement agent for debt, equity and convertible securities offerings. Investment banking management fees are recorded on offering date, sales concessions on trade date, and underwriting fees at the time the underwriting is completed, the income is reasonably determinable and not subject to any other contingencies. Investment banking revenues also include fees earned from providing merger, acquisition, restructuring, recapitalization and strategic alternative analysis services and are recognized as services are provided.

Resale and Repurchase Agreements

Transactions involving or sales of securities under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions and are recorded at their contracted repurchase amounts plus accrued interest. The Company currently does not enter into purchases of securities under agreements to resell. The Company is required to provide securities to counterparties in order to collateralize repurchase agreements. The Company’s agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained, or excess collateral returned, when necessary. It is the Company’s policy to value collateral daily and to retrieve excess collateral from counterparties, when appropriate.

At December 31, 2009 and December 31, 2008, the Company had no outstanding repurchase agreements.

Goodwill and Intangible Assets

The Company amortizes intangible assets over their estimate useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. Goodwill is not amortized; instead, it is reviewed on an annual basis for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. A reporting unit is defined by the Company as an operating segment or a component of an operating segment provided that the

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. For impairment testing purposes, goodwill has been allocated to each reporting unit based upon the goodwill derived from each specific acquisition. The Company has designated its annual impairment testing dates for its Broadpoint Descap, Broadpoint AmTech, and Investment Banking reporting units to be December 31, October 1, and June 1, respectively. The Company uses income and market approaches to determine fair value of the reporting unit. The income approach applies a discounted cash flow analysis based on management’s projections, while the market approach analyzes and compares the operating performance and financial condition of the reporting unit with those of a group selected publicly traded companies that can be used for comparison. Goodwill and intangible assets are also tested for impairment at the time of a triggering event requiring a re-evaluation, if one were to occur.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value in the Consolidated Statements of Financial Condition and are included within Securities owned and Securities sold, but not yet purchased.

The Company enters into derivatives to manage its risk exposures arising from its customer facilitation of mortgage-backed and U.S. government securities trading. Derivatives entered into by the Company include purchase and sale agreements of to-be-announced securities (“TBAs”), which are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement, and exchange traded treasury futures contracts. When a forward contract exists for a when-issued security, such as a TBA security that provides a choice of settlement dates and delivery is made in the second nearest month or later, the TBA forward contract is accounted for as a derivative under ASC 815. The settlement of these transactions is not expected to have a material effect upon the Company’s consolidated financial statements. Derivatives involve varying degrees of off-balance sheet risk, whereby changes in the level or volatility of interest rates, or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of its carrying amount. Realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Operations on a trade date basis.

Fair Value of Financial Instruments

Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short term nature, with the exception of mandatorily redeemable preferred stock and subordinated debt. Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealer and clearing organizations, related parties and others. The fair value of the mandatorily redeemable preferred stock at December 31, 2009 was approximately $26.0 million, based upon an estimate for the Company’s current borrowing rate. Carrying value approximated fair value at December 31, 2008 given the proximity in which the mandatorily redeemable preferred stock was issued in relation to year-end. The fair value of the subordinated debt at December 31, 2009 and 2008 approximated fair value based on current rates available.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (generally 2 to 5 years). Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the initial term of the lease.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

The Company accounts for share-based compensation awards (“Awards”) in accordance with ASC 718, “Compensation — Stock Compensation.” The cost of employee services received in exchange for an Award is generally measured based upon the grant-date fair value of the Award. Compensation expense for Awards that contain performance conditions are recognized when it becomes probable that such performance conditions will be met. Awards that do not require future service (e.g. vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Such Awards that require future service are amortized over the relevant service period on a straight-line basis. Expected forfeitures are included in determining share-based employee compensation expense.

The Company has elected to apply the alternative transition method to calculate the historical pool of windfall tax benefits available as of the date of adoption of ASC 718.

Contingencies

The Company is subject to contingencies, including judicial, regulatory and arbitration proceedings, tax and other claims. The Company records reserves related to legal and other claims in “accrued expenses.” The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss, if any incurred by the other party, the basis and validity of the claim; the possibility of wrongdoing on the part of the Company; likely insurance coverage; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.

Legal Fees

The Company accrues legal fees as they are incurred.

Income Taxes

Deferred income taxes are determined under the asset and liability method and are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable for future years to differences between the financial statement basis and tax basis of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets (“DTA”) when it is more likely than not that such DTAs will not be realized.

The Company recognizes tax benefits from uncertain tax positions only when tax positions meet the minimum probability threshold, as defined by ASC 740-10-25, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. The Company’s continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax.

Comprehensive Income

The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

Recent Accounting Pronouncements

In June 2009, the FASB issued amendments to accounting principles which change the accounting for transfers of financial assets which were codified as Accounting Standards Update (“ASU”) No. 2009-16,

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets.” ASU No. 2009-16 improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrender control over the transferred financial assets. ASU No. 2009-16 modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset ASU No. 2009-16 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASU No. 2009-16 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the adoption of ASU No. 2009-16 to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued amendments to accounting principles which change the accounting for Variable Interest Entities (“VIE”), which were codified as ASU 2009-17, which amends ASC 810 “Consolidation.” ASU 2009-17 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. Currently, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. ASU 2009-17 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 also requires that an enterprise continually reassess, based upon current facts and circumstances, whether it should consolidate the VIEs with which it is involved. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. However, in January 2010, the FASB deferred ASU 2009-17 for certain investment entities which allows asset managers that have no obligations to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have attributes subject to ASC 946 “The Investment Company Guide.” The deferral likely qualifies for many mutual funds, hedge funds, private equity funds, venture capital funds and certain mortgage REITs. The Company is currently evaluating the impact of this deferral and expects it will apply to its relationship as investment advisor to the FA Technology Ventures L.P. and does not expect the adoption of ASU 2009-17, to which the deferral does not apply, to have a material impact on the Company’s consolidated financial statements. Refer to Note 7 for additional information related to FA Technology Ventures L.P.

In December 2007, the FASB issued amendments to accounting principles for business combinations now codified in ASC Topic 805 “Business Combinations,” which requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, the Company applied the provisions of this statement to business combinations occurring after January 1, 2009.

In December 2007, the FASB issued amendments to accounting principles related to noncontrolling interests in consolidated financial statements now codified within ASC Topic 810 “Consolidation.” ASC 810 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires that (i) the amount of consolidated net income attributable to the parent and to the

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; (ii) changes in ownership interest be accounted for similarly, as equity transactions; and (iii) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued amendments to accounting principles related to assets acquired and liabilities assumed in a business combination that arise from contingencies which amends ASC 805 “Business Combinations” and requires that such items be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. This new guidance is effective for acquisitions consummated on or after January 1, 2009. This guidance did not impact any acquisitions of the Company closing after the date of adoption.

In May 2009, the FASB issued ASC 855 “Subsequent Events” which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending June 15, 2009. The FASB subsequently issued ASU 2010-09 on February 24, 2010 to amend ASC 855 to address certain implementation issues, including elimination of the requirement for SEC filers to disclose the date through which it has evaluated subsequent events. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements and the required disclosure is included within Note 24 of the consolidated financial statements.

In March 2008, the FASB issued amendments to disclosures about derivative instruments and hedging activities which is now codified within ASC Topic 815 “Derivatives and Hedging.” This statement expands derivative disclosure requirements to now require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for the fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amended disclosure requirements related to fair value measurements including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods after December 15, 2010 for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, the adoption of this statement will not affect the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued amended accounting principles related to determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and the identification of transactions that are not orderly now codified within ASC Topic 820 “Fair Value Measurements and Disclosures.” This guidance lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation techniques when estimating fair value. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12 “Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value (“NAV”) per Share (or Its Equivalent).” ASU 2009-12 provides guidance about using NAV to measure the fair value of interests in certain investment funds and requires additional disclosures about interests in investment funds. ASU 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009. The Company has no investment funds for which fair value is determined using NAV. However, the Company adopted the additional disclosure provisions of this ASU as it relates to its investment in FA Technology Ventures. Refer to Note 7 “Investments.”

In September 2009 the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which supplements and amends the guidance in ASC 820, Fair Value Measurements and Disclosures, that provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. A quoted price, if available, in an active market for an identical liability must be used. If such information is not available, an entity may use either the quoted price of the identical liability when traded as an asset; quoted prices for similar liabilities; similar liabilities traded as assets or another technique such as the income approach or a market approach. The effective date of this ASU is the first reporting period after August 26, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB issued amended accounting principles related to determining whether instruments granted in share-based payment transactions are participating securities, now codified within ASC Topic 260 “Earnings Per Share.” This guidance requires entities to allocate earnings to unvested and contingently issuable share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents when calculating earnings per share and also to present both basic and diluted EPS pursuant to the two-class method. The effective date for this guidance is for fiscal years beginning after December 15, 2008. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In April of 2008, the FASB issued amended accounting principles related to the determination of the useful life of intangible assets, now codified in ASC Topic 350 “Intangibles — Goodwill and Other.” This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date for this guidance is for fiscal years beginning after December 15, 2008. The adoption of this guidance did not impact the Company’s consolidated financial statements.

Reclassification

Certain 2007 amounts on the Consolidated Statements of Operations have been reclassified to conform to the 2009 presentation due to the Company discontinuing its Fixed Income Middle Markets and Municipal Capital Markets Groups (see Note 22). In addition, Deferred taxes, net, of $0.3 million as of December 31, 2008, which were previously reported in Other assets and amounts Payable to related parties of $1.4 million, as of December 31, 2008, which were previously reported in Payables to others have been reclassified into its own separate line item on the Consolidated Statement of Financial Condition. We do not believe this revision is material to any of the previously issued financial statements, based on our assessment performed in accordance with the SEC’s Staff Accounting Bulletin No. 99.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Common Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260 “Earnings Per Share.” Basic earnings per share is computed based upon weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, and unexercised options. The weighted-average shares outstanding were calculated as follows at December 31:

(In thousands of shares)	2009	2008	2007

Weighted average shares for basic earnings per share	96,834	69,296	27,555
Effect of dilutive common equivalent shares	7,399	—	—

Weighted average shares and dilutive common equivalent shares for dilutive earnings per share	104,233	69,296	27,555

The Company excluded approximately 0.3 million options, 3.5 million restricted stock awards, and 1.1 million restricted stock units for the twelve months ended 2009, 2.4 million options, 3.2 million restricted stock awards and 3.1 million restricted stock units for the twelve months ended 2008 and no options, 0.3 million restricted stock awards and no restricted stock units for the twelve months ended 2007 in its computation of dilutive earnings per share because they were anti-dilutive.

NOTE 2.	Cash and Securities Segregated for Regulatory Purposes

At December 31, 2009 and 2008, the Company segregated cash of $0.1 million and $0.5 million respectively, in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission pertaining to outstanding checks issued to customers and vendors when the Company was self-clearing in prior years.

NOTE 3.	Receivables From and Payables To Brokers, Dealers, and Clearing Agencies

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following at December 31:

(In thousands of dollars)	2009	2008

Commissions receivable	$1,285	$535
Underwriting and syndicate fees receivable	618	—
Good faith deposits	751	1,121
Receivable from clearing organizations	17,143	1,809

Total receivables	$19,797	$3,465

Payable to clearing organizations	691,495	511,827

Total payables	$691,495	$511,827

Securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables from or Payables to brokers, dealers and clearing agencies on the Consolidated Statements of Financial Condition.

The customers of the Company’s subsidiaries’ principal securities transactions are cleared through third party clearing agreements on a fully disclosed basis. Under these agreements, the clearing agents settle these transactions on a fully disclosed basis, collect margin receivables related to these transactions, monitor the

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.

The clearing agencies may re-hypothecate all securities held on behalf of the Company.

NOTE 4.	Receivables from and Payables to Others

Amounts receivable from or payable to others consists of the following at December 31:

(In thousands of dollars)	2009	2008

Interest receivable	$5,388	$3,025
Investment banking fees receivable	3,865	840
Advisory fees receivable	2,345	99
Investment distributions receivable	1,995	—
Receivable from employees for the Employee Investment Funds (see Note 7)	82	52
Advances to employees	33	115
Management fees receivable	78	27
Others	348	332

Total receivables	$14,134	$4,490

Draft payables	$592	$327
Payable to employees for the Employee Investment Funds (see Note 7)	697	797
Others	213	299

Total payables	$1,502	$1,423

The Company maintains a group of “zero balance” bank accounts which are included in Payable to others on the Consolidated Statements of Financial Condition. Drafts payable represent the balance in these accounts related to outstanding checks that have not yet been presented for payment at the bank. The Company has sufficient funds on deposit to clear these checks, and these funds will be transferred to the “zero-balance” accounts upon presentment.

NOTE 5.	Financial Instruments

The Company adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures” effective January 1, 2008. Under this standard, fair value is defined as the price that would be received upon the sale of an asset or paid upon the transfer of a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1: Quoted prices in active markets that the Company has the ability to access at the reporting date, for identical assets or liabilities. Prices are not adjusted for the effects, if any, of the Company holding a large block relative to the overall trading volume (referred to as a “blockage factor”).

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ASC 820 also provides (i) general clarification guidance on determining fair value when markets are inactive including the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services as well as (ii) additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly declined and guidance on identifying circumstances that indicate a transaction is not orderly. This statement is effective October 10, 2008. These provisions do not have a material effect on the Company’s consolidated financial statements.

Fair Valuation Methodology

Cash Instruments — These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business. These investments are valued at par, which represent fair value, and are reported as Level 1.

Securities Owned/Securities Sold But Not Yet Purchased — These financial assets represent investments in fixed income and equity securities.

Fixed income securities, which are traded in active markets, include on-the-run treasuries, federal agency obligations, asset and mortgage-backed securities including TBAs and corporate debt. The on-the-run treasuries and TBAs are generally traded in active, quoted and highly liquid markets. These assets are generally classified as Level 1. TBAs, which are not issued within the next earliest date for issuance, are treated as derivatives and are generally classified as Level 1. As there is no quoted market for corporate debt, asset and mortgage-backed securities, and preferred stock, the Company utilizes observable market factors in determining fair value. These financial instruments are reported as Level 2. In certain circumstances, the Company may utilize unobservable inputs that reflect management’s own assumptions about the assumptions market participants would make. These financial assets are reported as Level 3.

In determining fair value for Level 2 financial instruments, management utilizes benchmark yields, reported trades for comparable trade sizes, issuer spreads, two sided markets, benchmark securities, bids and offers. These inputs relate either directly to the financial asset being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions). Additionally, for certain mortgage-backed securities, management also considers various characteristics such as issuer, underlying collateral, prepayment speeds, cash flows and credit ratings.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives — In connection with mortgage-backed and U.S. government securities trading, the Company economically hedges certain exposure through the use of TBAs and exchange traded treasury futures contracts. TBAs, which are not due to settle within the next earliest date for settlement, are accounted for as derivatives. These derivatives are traded in an active quoted market and therefore generally classified as Level 1.

Investments — These financial assets represent investments in partnerships.

Valuation models are applied to the underlying investments of the partnership, which are important inputs into the valuation of the partnership interests. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Accordingly, these investments in partnerships are recorded as Level 3.

Transfers — Assets transfer in and out of Level 3 based upon widening or tightening of spreads due to increased or decreased volumes and liquidity.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the categorization of the financial instruments within the fair value hierarchy at December 31, 2009:

	Assets at Fair Value
	Level 1	Level 2	Level 3	Total
(In thousands of dollars)

Cash instruments(1)	$25,097	$—	$—	$25,097
Securities owned(2)
Preferred stock	—	11,344	60	11,404
Debt securities issued by U.S. Government and federal agency obligations	29,718	870,529	5,082	905,329
Corporate debt securities	—	5,877	1	5,878
Residential mortgage-backed securities	—	69	5,177	5,246
Commercial mortgage-backed securities	—	80	32,585	32,665
Collateralized debt obligations	—	—	7,371	7,371
Other debt obligations	—	—	9,775	9,775
Derivatives(2)	2,033	—	—	2,033
Investments	—	—	19,326	19,326

Total financial assets at fair value	$56,848	$887,899	$79,377	$1,024,124

	Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
(In thousands of dollars)

Securities sold but not yet purchased(2)
U.S. Government and federal agency obligations	$66,946	$—	$—	$66,946
Corporate debt securities	—	6,029	—	6,029
Derivatives(2)	13	—	—	13

Total financial liabilities at fair value	$66,959	$6,029	$—	$72,988

(1)	Cash instruments includes Cash and cash equivalents of $25.0 million and Cash segregated for regulatory purposes of $0.1 million in the Consolidated Statements of Financial Condition.

(2)	Unrealized gains/(losses) relating to Derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the categorization of the financial instruments within the fair value hierarchy at December 31, 2008:

	Assets at Fair Value
	Level 1	Level 2	Level 3	Total
(In thousands)

Cash instruments(1)	$7,847	$—	$—	$7,847
Securities owned(2)	13,070	581,360	24,381	618,811
Derivatives(2)	11	—	—	11
Investments	—	—	15,398	15,398

Total financial assets at fair value	$20,928	$581,360	$39,779	$642,067

		Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
(In thousands)

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

The following tables summarize the changes in the Company’s Level 3 financial instruments for the year ended December 31, 2009:

					Debt Securities
					Issued by
					U.S.
					Government
					and
		Commercial	Residential	Collateralized	Federal	Corporate
	Other Debt	Mortgage-Backed	Mortgage-Backed	Debt	Agency	Debt	Preferred
	Obligations	Securities	Securities	Obligations	Obligations	Securities	Stock	Investments	Total
(In thousands)

Balance at December 31, 2008	$2,348	$1,165	$20,868	$—	$—	$—	$—	$15,398	$39,779
Realized gains/(losses)(1)	287	4,574	257	737	—	—	—	1,496	7,351
Unrealized gains/(losses)(1)	(38)	(72)	(1,469)	—	1,147	—	—	4,208	3,776
Purchases, issuances and settlements	6,739	27,746	(13,052)	6,634	21	—	—	(1,776)	26,312
Transfers in and/or out of Level 3(2)	439	(828)	(1,427)	—	3,914	1	60	—	2,159

Balance at December 31, 2009	$9,775	$32,585	$5,177	$7,371	$5,082	$1	$60	$19,326	$79,377

Change in unrealized gains/(losses) on Level 3 assets still held at the reporting date(1)	$(80)	$(514)	$(1,082)	$—	$876	$—	$—	$4,086	$3,286

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	The Company reviews which level financial instruments are classified in on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur between levels. The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the quarter of the change. During the year there was a net transfer in of

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $2.2 million from Level 3 based upon assumptions used on prepayment speeds and defaults. These transfers were primarily investment grade performing mortgage and asset-backed securities.

The following tables summarize the changes in the Company’s Level 3 financial instruments for the year ended December 31, 2008:

	Securities
	Owned	Investments	Total
(In thousands of dollars)

Balance, December 31, 2007	$64,822	$16,913	$81,735
Realized gains(losses)(1)	(1,243)	(653)	(2,304)
Unrealized gains(losses)(1)	(1,356)	(462)	(1,818)
Purchases, sales and settlements	(34,528)	(400)	(34,520)
Transfers in and/or out of Level 3(2)	(3,314)	—	(3,314)

Balance, December 31, 2008	$24,381	$15,398	$39,779

Unrealized gains (losses) on level 3 assets still held at the reporting date	$(4,837)	$3,110	$(1,727)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	The Company reviews the classification assigned to financial instruments on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur between levels. The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the year of the change. During the year there was a net transfer out of approximately $3.3 million from Level 3. These transfers were primarily investment grade performing mortgage and asset-backed securities.

NOTE 6.	Securities Owned and Sold, but Not Yet Purchased

Securities owned and sold, but not yet purchased consisted of the following at December 31:

	2009		2008
		Sold, but		Sold, but
		not yet		not yet
	Owned	Purchased	Owned	Purchased
(In thousands of dollars)

Marketable Securities
U.S. Government and federal agency obligations	$905,329	$66,946	$546,486	$14,476
Non-agency mortgage-backed securities	55,057	—	65,122	—
Corporate obligations	5,878	6,029	6,459	—
Preferred stock	11,404	—	—	—
Equity securities	—	—	739	1
State and municipal bonds	—	—	5	—
Derivatives	2,033	13	11	751
Not Readily Marketable Securities
Investment securities with no publicly quoted market	19,326	—	15,398	—

Total	$999,027	$72,988	$634,220	$15,228

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s investment portfolio includes interests in publicly and privately held companies. Information regarding these investments has been aggregated and is presented below as of and for the years ended December 31:

	2009	2008	2007
(In thousands of dollars)

Carrying Value
Private	$18,349	$14,321	$15,436
Consolidation of Employee Investment Funds net of Company’s ownership interest, classified as Private Investment	977	1,077	1,477

Total carrying value	$19,326	$15,398	$16,913

Investment gains and losses were comprised of the following:

	2009	2008	2007
(In thousands of dollars)

Private (realized and unrealized gains and losses)	5,698	(1,115)	2,594

Investment gains (losses)	$5,698	$(1,115)	$2,594

Investments in privately held companies include an investment of $18.3 million in FA Technology Ventures L.P. (the “Partnership”). As of December 31, 2009, the Company had a commitment to invest up to an additional $1.0 million in the Partnership. The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital. FATV, a wholly owned subsidiary of the Company, is the investment advisor for the Partnership. At December 31, 2009, total Partnership capital for all investors in the Partnership equaled $71.2 million. There is no estimated period of time in which the underlying assets are expected to be liquidated. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these financial statements, but has only recorded the fair value of its investments, which also represented the Company’s maximum exposure to loss in the Partnership at December 31, 2009. The majority of the limited partners of the Partnership are non-affiliates of the Company.

The Company has recorded the employees’ portion of the fair value and related unrealized gains/(losses) associated with its Employee Investment Funds (“EIF”) on its consolidated financial statements. The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company’s carrying value of the EIF at December 31, 2009 was $0.1 million. The Company recorded $0.1 million unrealized loss on the EIF for the year ended December 31, 2009 in Investment Gains (losses), net on the consolidated Statement of Operations. The offset $0.1 million unrealized gain in minority interest in EIF was recorded in Other income on the consolidated Statement of Operations for the year ended December 31, 2009. The Company has outstanding loans of $0.3 million to the EIF. The effect of recording the EIF on the Company’s consolidated Statement of Financial Condition at December 31, 2009 was to increase Investments by $1.0 million, decrease Receivable from others by $0.3 million and increase Payable to others by $0.7 million. The amounts in Payable to others relates to the value of the EIF owned by employees.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues derived from the Partnership and any parallel funds as well as the EIF for the year ended December 31, 2009, and 2008 were $0.8 million and $0.8 million, respectively.

NOTE 8.	Business Combinations

American Technology Research Acquisition

On October 2, 2008, the Company acquired 100 percent of the outstanding common shares of American Technology Research Holdings, Inc. (“Broadpoint AmTech”). In connection with the acquisition, the Company recorded $5.9 million of goodwill and $7.4 million of intangible assets. The business enterprise value of Broadpoint AmTech was based upon an independent third party valuation. No goodwill is expected to be deductible for tax purposes. The purchase price consisted of (i) $10 million in cash, (ii) 2,676,437 shares of common stock of the Company subject to transfer restrictions lapsing ratably over the three years following the closing, and (iii) 323,563 shares of restricted stock to be issued pursuant to the Company’s 2007 Incentive Compensation Plan (the “Purchase Price Plan Shares”). The fair value of the common stock issued was based upon the Company’s stock price at announcement date and discounted as a result of the previously mentioned transfer restrictions. The stock purchase agreement provides that, in the event that Purchase Price Plan Shares are forfeited, such shares will be reissued to certain other sellers subject to transfer restrictions as above. In addition, the stock purchase agreement provides that the sellers have the right to receive earnout payments consisting of approximately 100 percent of the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in such profits, and 50 percent of such profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, which will be subject to transfer restrictions lapsing ratably over the three years following issuance, or 50 percent in restricted stock from the Company’s 2007 Incentive Compensation Plan (“Incentive Plan”), subject to vesting based on continued employment with Broadpoint AmTech. Based on the profits earned by Broadpoint AmTech in the period ended December 31, 2009, $3.1 million of contingent consideration has been accrued at December 31, 2009, $2.8 million of which has been recorded as additional purchase price and recorded as Goodwill in the Consolidated Statements of Financial Condition. (See Notes 9 and 15)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

October 2,
As of	2008
(In thousands of dollars)

Assets
Cash and cash equivalents	$4,910
Receivables from:
Brokers, dealers and clearing agencies	2,698
Customers	114
Office equipment and leasehold improvements, net	270
Other assets	1,442

Total assets acquired	$9,434

Liabilities
Payables to:
Brokers, dealers and clearing agencies	$76
Accrued expenses	6,758

Total liabilities assumed	$6,834

Net assets acquired	$2,600

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gleacher Acquisition

On June 5, 2009, the Company completed its acquisition of Gleacher Partners Inc. (“Gleacher”). Pursuant to the related Merger Agreement, the Company paid $10 million in cash and issued 23 million shares of Company common stock as merger consideration for all of the outstanding shares of Gleacher. Of these shares, 14,542,035 shares were issued to Eric J. Gleacher, the founder and Chairman of Gleacher. All of the shares issued as merger consideration are subject to resale restrictions. The Company is obligated to pay the shareholders an additional $10 million in cash after five years, subject to acceleration under certain circumstances. The obligation is recorded within Payable to related parties on the Consolidated Statements of Financial Condition.

The consideration paid by the Company was valued at $88.9 million, consisting of cash of $10 million and the Company’s common stock, with a fair value of $69.2 million based on the Company’s stock price at the closing date, discounted as a result of the previously mentioned resale restrictions. Intangible assets purchased by the Company consisted of a trade name ($7.3 million); backlog ($0.4 million); a non-compete agreement ($0.7 million); and customer relationships ($6.5 million). The excess of the cost of the net assets acquired and liabilities assumed representing goodwill and going concern value of $74.0 million, was recognized as an asset on the Company’s Consolidated Statements of Financial Condition. In management’s opinion, this goodwill and going concern value reflects the strong presence, reputation and expertise of Gleacher in the advisory business. The combined strength of Broadpoint’s sales, trading and research in fixed income, equity and mortgage and asset-backed securities with Gleacher’s highly respected advisory business created synergies for both Broadpoint and Gleacher. Under generally accepted accounting principles, Broadpoint is required to record deferred tax liabilities as part of purchase accounting for the Gleacher acquisition. Goodwill was adjusted by $5.4 million to $79.4 million, predominantly as the result of the excess of Gleacher’s book basis in its intangible assets (trade name, back-log, non-compete agreements, customer relationships) over their tax basis. Of the total amount recorded to goodwill, $6.6 million is expected to be deductible for tax purposes. The business enterprise value of Gleacher was based upon an independent third party valuation. The transaction included terms calling for a post-closing purchase price adjustment equal to the actual net tangible book value compared to the target amount. The Company has established, on the Consolidated Statements of Financial Condition, a liability in the amount of $2.2 million with respect to the potential obligation of the Company to pay to the former owners of Gleacher under this purchase price adjustment feature. In conjunction with this acquisition, related acquisition costs of approximately $0.4 million were incurred and included in Other expenses in the Consolidated Statements of Operations.

For the period June 6, 2009 thru December 31, 2009, Gleacher had net revenues of $4.1 million and a net loss of $0.8 million.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

As of
June 5, 2009
(In thousands)

Assets
Cash and cash equivalents	$3,440
Receivables	93
Office equipment and leasehold improvements	145
Other assets	368

Total assets acquired	$4,046

Liabilities
Accounts payable	$458
Accrued expenses	1,430

Total liabilities assumed	$1,888

Net assets acquired	$2,158

The following table presents pro forma information as if the acquisition of Gleacher had occurred on January 1, 2008:

	Year Ended December 31,
	2009	2008
(In thousands)

Net revenues	$348,663	$148,637

Total expenses (excluding interest)	285,362	163,474

Income (loss) from continuing operations before income taxes	63,301	(14,837)

Income tax expense	6,968	2,480

Income (loss) from continuing operations	56,333	(17,317)
Income (loss) from discontinued operations, (net of taxes) (see Note 22)	28	(132)

Net income (loss)	$56,361	$(17,449)

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Goodwill and Intangible Assets

The following tables presents Goodwill and Intangible Assets associated with the Company’s acquisitions as more fully described in Note 8:

Goodwill

	Broadpoint Descap	Equities Segment —	Investment
	Segment —	American	Banking
	Broadpoint	Technology	Segment
(In thousands)	Securities, Inc.	Research	Gleacher Partners	Total

Goodwill
Balance at December 31, 2007	$17,364	$—	$—	$17,364
Goodwill acquired during year	—	5,100	—	5,100
Contingent consideration	—	819	—	819

Balance at December 31, 2008	$17,364	$5,919	$—	$23,283
Goodwill acquired during year	—	—	72,212	72,212
Contingent consideration	—	3,018	—	3,018
Deferred tax liability	—	—	5,389	5,389
Payable to former owners	—	—	1,801	1,801
Other	—	(9)	—	(9)

Balance at December 31, 2009	$17,364	$8,928	$79,402	$105,694

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

	December 31	December 31
(In thousands)	2009	2008

Intangible assets (amortizable):
Broadpoint Securities, Inc. — Customer relationship
Gross carrying amount	$641	$641
Accumulated amortization	(303)	(249)

Net carrying amount	338	392

Broadpoint Debt Capital Markets — Customer relationship
Gross carrying amount	795	795
Accumulated amortization	(293)	(134)

Net carrying amount	502	661

American Technology Research — Customer relationship
Gross carrying amount	6,960	6,960
Accumulated amortization	(756)	(151)

Net carrying amount	6,204	6,809

American Technology Research — Covenant not to compete
Gross carrying amount	330	330
Accumulated amortization	(137)	(28)

Net carrying amount	193	302

American Technology Research — Trademarks
Gross carrying amount	100	100
Accumulated amortization	(100)	(25)

Net carrying amount	—	75

Gleacher Partners — Trade name
Gross carrying amount	7,300	—
Accumulated amortization	(208)	—

Net carrying amount	7,092	—

Gleacher Partners — Backlog
Gross carrying amount	420	—
Accumulated amortization	(410)	—

Net carrying amount	10	—

Gleacher Partners — Non compete agreement
Gross carrying amount	700	—
Accumulated amortization	(133)	—

Net carrying amount	567	—

Gleacher Partners — Customer relationships
Gross carrying amount	6,500	—
Accumulated amortization	(2,143)	—

Net carrying amount	4,357	—

Total Intangible assets	$19,263	$8,239

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer related intangible assets are being amortized from 3 to 12 years. Covenant not to compete assets are being amortized over 3 years, trademark assets are being amortized from 1 to 20 years, and backlog investment banking projects are being amortized over 0.6 years. Total amortization expense recorded in the Consolidated Statements of Operations for December 31, 2009, 2008, and 2007 was $3.9 million, $0.4 million, and $0.05 million, respectively.

Future amortization expense is estimated as follows:

(In thousands)

2010	3,698
2011	3,047
2012	1,928
2013	1,050
2014	1,024
2015	1,024
Thereafter	7,492

Total	$19,263

NOTE 10.	Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

(In thousands of dollars)	2009	2008

Furniture and fixtures	$2,001	$1,376
Communications and data processing equipment	6,583	5,016
Leasehold improvements	5,051	3,350
Software	999	878

Total	14,634	10,620

Less: accumulated depreciation and amortization	11,565	8,929

Total property, plant, and equipment	$3,069	$1,691

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $1.2 million, $1.1 million, and $2.2 million, respectively.

NOTE 11.	Other Assets

Other assets consists of the following at December 31:

(In thousands of dollars)	2009	2008

Prepaid expenses	$6,580	$6,357
Deposits	4,182	4,127
Other	212	2

Total other assets	$10,974	$10,486

NOTE 12.	Subordinated Debt

A select group of management and highly compensated employees were eligible to participate in the Company’s Deferred Compensation Plan for Key Employees (the “Key Employee Plan”). The employees

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entered into subordinated loans with Broadpoint Capital to provide for the deferral of compensation and employer allocations under the Key Employee Plan. FINRA has approved Broadpoint Capital’s subordinated debt agreements related to the Key Employee Plan. Pursuant to these approvals, these amounts are allowable in Broadpoint Capital’s computation of net capital. The accounts of the participants of the Key Employee Plan were credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt were based on the distribution election made by each participant, which may have been deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Key Employee Plan.

Principal debt repayment requirements, which occur on about April 15th of each year, as of December 31, 2009, are as follows:

(In thousands of dollars)

2010	$287
2011	108
2012	208
2013	185
2014	320
2015 to 2016	89

Total	$1,197

FINRA has approved the Company’s subordinated debt agreements disclosed above. Pursuant to these approvals, these amounts are allowable in Broadpoint Capital’s computation of net capital.

NOTE 13.	Mandatorily Redeemable Preferred Stock

On June 27, 2008, the Company entered into a Preferred Stock Purchase Agreement with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation (“Mast”) for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Preferred Stock, and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million (the “Mast Warrant”). The Series B Preferred Stock is recorded as a liability per ASC 480 — “Distinguishing Liability from Equity.” The warrant has been recorded as an equity instrument and initially valued using a Black-Scholes option pricing model. Refer to Note 14 “Shareholders’ Equity” for additional information related to the Mast Warrant and preemptive rights related to the Preferred Stock Purchase Agreement.

The Preferred Stock Purchase Agreement and the Series B Preferred Stock include, among other things, certain negative covenants and other rights with respect to the operations, actions and financial condition of the Company and its subsidiaries so long as the Series B Preferred Stock remains outstanding. Cash dividends of 10 percent per annum must be paid on the Series B Preferred Stock quarterly, while an additional dividend of 4 percent per annum accrues and is cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock must be redeemed on or before June 27, 2012, together with accrued but unpaid dividends.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The redemption prices are as follows:

Premium
Date	Call Factor

Prior to and including June 26, 2009	1.07
From June 27, 2009 to December 27, 2009	1.06
From December 28, 2009 to June 27, 2010	1.05
From June 28, 2010 to December 27, 2011	1.04
From December 28, 2011 to June 2012	1.00

NOTE 14.	Shareholders’ Equity

Dividends

No dividends have been declared or paid on our common stock in the last two years.

Acquisition — Broadpoint Securities, Inc.

In connection with the Company’s acquisition of Broadpoint Securities (f/k/a Descap Securities, Inc.), the Company issued 549,476 shares of stock, which provided the Sellers the right (the “put right”) to require the Company to purchase back the shares issued, at a price of $6.14 per share. Accordingly, the Company has previously recognized as temporary capital the amount that it would have been required to pay under the agreement. The Company also had the right to purchase back these shares from the Sellers at a price of $14.46 (the “call right”). As a result, the Company had classified the shares relating to the put and call rights as temporary capital. The put and call rights were to expire on the date upon which the final earn-out payment in connection with the acquisition was required to be made. The earn-out period ended on May 31, 2007 and the final earn-out payment was made on May 29, 2008. In June 2006, certain of the Sellers of Broadpoint Securities exercised their put rights and the Company repurchased 532,484 shares at $6.14 per share for the total amount of $3.3 million. The remaining put rights expired as of May 29, 2008. Subsequently, the Company reclassified the temporary capital to shareholders’ equity.

Rights Plan

On March 27, 1998, the Board of Directors adopted a Shareholder Rights Plan. The rights were distributed as a dividend of one right for each share of the Company’s common stock outstanding, with a record date of March 30, 1998. Management believed the Shareholder Rights Plan would deter coercive takeover tactics and strengthen the Company’s ability to deal with an unsolicited takeover proposal.

On May 14th, 2007, in connection with the MatlinPatterson Global Opportunities Partners II (“MatlinPatterson”) investment transaction, the Company amended the Rights Agreement. Pursuant to the Rights Amendment, the definition of an “Acquiring Person”, as defined in the Rights Agreement, was amended to provide that MatlinPatterson, its affiliates or any group (as defined in Section 13(d) of the Exchange Act) in which it is a member would not become an Acquiring Person as a result of the execution and delivery of the Voting Agreements (as defined in the Investment Agreement) and the consummation of the transactions contemplated by the Investment Agreement. In addition, the definitions of “Distribution Date” and “Shares Acquisition Date”, as defined in the Rights Agreement, were amended to provide that the execution and delivery of the Voting Agreements and the Investment Agreement and the consummation of the investment transaction contemplated by the Investment Agreement would not result in the occurrence of a Distribution Date or a Shares Acquisition Date.

The rights expired on March 30, 2008.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

In 2003, the Company issued Senior Notes dated June 13, 2003 for $10 million with a fixed interest rate of 8.5%, payable semiannually and maturing on June 30, 2010. After adjustments related to anti-dilutive provisions stemming from the MatlinPatterson and Mast investments there were 483,601 warrants issued to the purchasers of the Senior Notes, which are exercisable between $9.10 and $10.42 per share through June 13, 2010. The Senior Notes were paid in full in March 2006, while the warrants are still outstanding.

Deferred Compensation and Employee Stock Trust

The Company has adopted or may hereafter adopt various nonqualified deferred compensation plans (the “Plans”) for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company. Participants may elect under the Plans to have the value of their Plans Accounts track the performance of one or more investment benchmarks available under the Plans, including Broadpoint Gleacher Securities Group Common Stock Investment Benchmark, which tracks the performance of the Company’s common stock (“Company Stock”). With respect to the Broadpoint Gleacher Securities Group Common Stock Investment Benchmark, the Company contributes Company Stock to a rabbi trust (the “Trust”) it has established in connection with meeting its related liability under the Plans. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under its current Plans.

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

Mast Private Placement

On March 4, 2008 the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with MatlinPatterson, Mast and certain Individual Investors listed on the signature pages to the Stock Purchase Agreement (the “Individual Investors,” and together with the MatlinPatterson and Mast, the “Investors”) for the issuance and sale of 11,579,592 newly issued unregistered shares of common stock of the Company, for an aggregate cash purchase price of approximately $19.7 million.

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of March 4, 2008 (the “Mast Registration Rights Agreement”), with Mast with respect to the 7.1 million shares that Mast purchased in the Private Placement (the “Mast Shares”). Pursuant to the Mast Registration Rights Agreement, the Company filed a registration statement within 30 days following March 4, 2008 with the Securities and Exchange Commission for the registration resale of the Mast Shares in an offering on a delayed or continuous basis pursuant to Rule 415 under the Securities Act (the “Mast Shelf Registration”) which has been declared effective. The Company agreed to bear all of the costs of the Mast Shelf Registration other than underwriting discounts and commissions and certain other expenses.

Mast Warrant

On June 27, 2008, the Company entered into the Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly issued unregistered shares of Series B Preferred Stock and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Mast Warrant is subject to customary anti-dilution provisions and expires June 27, 2012. Concurrently with the execution of the Preferred Stock Purchase Agreement, the Company and Mast entered into a Registration Rights Agreement, dated as of June 27, 2008 (the “Registration Rights Agreement”), with respect to the shares of Common Stock that are issuable to Mast pursuant to the Warrant (the “Warrant Shares”). Pursuant to the Registration Rights Agreement, Mast has the right to request registration of the Warrant Shares if at any time the Company proposes to register common stock for its own account or for another, subject to certain exceptions for underwriting requirements. In addition, under certain circumstances Mast may demand a registration of no less than 300,000 Warrant Shares. The Company must register such Warrant Shares as soon as practicable and in any event within forty-five (45) days after the demand. The Company will bear all of the costs of all such registrations other than underwriting discounts and commissions and certain other expenses.

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

Acquisition — American Technology Research Holdings, Inc.

In connection with the Company’s acquisition of Broadpoint AmTech, the Company issued 2,676,437 shares of common stock of the Company subject to transfer restrictions lapsing ratably over the three years following the closing, and 323,563 shares of restricted stock to be issued pursuant to the Company’s 2007 Incentive Plan. In addition, 190,320 shares were issued in 2009 in connection with the earnout payment for the year ending December 31, 2008. Refer to Note 8 for additional information related to this acquisition.

Gleacher Transaction

In connection with the Company’s acquisition of Gleacher, the Company issued 23 million shares of Company common stock as part of the merger consideration for all the outstanding shares of Gleacher. Refer to Note 8 for additional information related to this acquisition.

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

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 15.	Commitments and Contingencies

FA Technology Ventures

As of December 31, 2009, the Company had a commitment to invest up to an additional $1.0 million in the Partnership. The investment period expired in July 2006; however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow.

The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner are George McNamee, a former Director of the Company, Broadpoint Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and certain other employees of FATV. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company.

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

Broadpoint AmTech — Contingent Consideration

In connection with the Company’s acquisition of Broadpoint AmTech, the sellers have the right to receive earnout payments consisting of approximately 100 percent of the profits earned by Broadpoint AmTech for fiscal years through 2011 up to an aggregate of $15 million in such profits, and 50% of such profits in excess of $15 million. Refer to Note 8 for additional information related to this acquisition.

Municipal Capital Markets Group — Sale to DEPFA

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

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Leases

The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options, free rent periods, and escalation clauses, and which expire at various times through 2025. To the extent the Company is provided tenant improvement allowances funded by the lessor, they are amortized over the initial lease period and serve to reduce rent expense. The Company recognizes the rent expense over the entire lease term on a straightline basis.

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

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lessors have agreed to assume the Company’s obligations under the One Penn Plaza Lease. The assignment will become effective on the later of (i) May 30, 2010 and (ii) the thirtieth (30th) day following the date on which the Lessors have substantially completed the build-out construction detailed in the Lease.

Future minimum annual lease payments, and sublease rental income, are as follows:

	Future
	Minimum	Sublease
	Lease	Rental	Net Lease
(In thousands of dollars)	Payments	Income	Payments

2010	$9,147	1,669	7,478
2011	8,402	1,491	6,911
2012	8,312	1,491	6,821
2013	8,299	1,432	6,867
2014	7,424	785	6,639
Thereafter	55,428	458	54,970

Total	$97,012	$7,326	$89,686

Annual rental expense, net of sublease rental income, for the years ended December 31, 2009, 2008 and 2007 approximated $5.7 million, $4.5 million, and $4.9 million, respectively.

Litigation

On September 1, 2009, the United States Bankruptcy Court for the Northern District of New York (the “Bankruptcy Court”) approved a settlement agreement whereby the Company finally concluded litigation begun in 1998. In 1998, the Company was named in lawsuits, by Lawrence Group, Inc. and certain related entities (the “Lawrence Parties”) in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was approved by the Bankruptcy Court. The Company acted as placement agent in that sale, and a number of persons who were employees and officers of the Company at that time, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the “District Court”), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The plaintiffs’ claims were referred back to the Bankruptcy Court for such consideration. In February 2009, the Bankruptcy Court dismissed the motions in their entirety (the “2009 Decision”). On September 1, 2009, the Bankruptcy Court approved a settlement agreement among all the parties whereby the Company paid the Lawrence Parties $100,000 and the 2009 Decision became a non-appealable, final judgment, and any appeals of the Decision were withdrawn with prejudice.

In early 2008, Broadpoint Capital hired Tim O’Connor and nine other individuals to form a new restructuring and recapitalization group within Broadpoint Capital’s Investment Banking segment. Mr. O’Connor, the new head of Broadpoint Capital’s Investment Banking Division, and each of the other employees are former employees of Imperial Capital, LLC (“Imperial”). Upon Broadpoint Capital’s hiring of these employees, Imperial commenced an arbitration proceeding against Broadpoint Capital, Mr. O’Connor, another employee hired by Broadpoint Capital and a former employee of Imperial who is not employed by Broadpoint Capital before the Financial Industry Regulatory Authority (“FINRA”). In the arbitration, Imperial alleged various causes of action against Broadpoint Capital as well as the individuals based upon alleged violations of restrictive covenants in employee contracts relating to the non-solicitation of employees and

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

clients. Imperial claimed damages in excess of $100 million. Concurrently with the filing of the arbitration proceeding, Imperial sought and obtained a temporary restraining order in New York State Supreme Court, pending the conclusion of the FINRA arbitration hearing, enjoining Broadpoint from disclosing or making use of any confidential information of Imperial, recruiting or hiring any employees of Imperial and seeking or accepting as a client any client of Imperial, except those clients for whom any of the hired individuals had provided services as a registered representative while employed by Imperial. On April 17, 2008, Broadpoint Capital, the other respondents, and Imperial entered into a Partial Settlement whereby Imperial’s claims for injunctive relief were withdrawn and it was agreed the temporary restraining order would be vacated. Imperial’s remaining claim for damages arbitrated before FINRA at a hearing in September 2008. The Partial Settlement provides, among other things, for the potential future payment of amounts from Broadpoint to Imperial contingent upon the successful consummation of, or receipt of fees in connection with, certain transactions. On September 16, 2008, the Company agreed to a Settlement resolving all remaining claims among the parties. In particular, in exchange for a $500,000 payment from Broadpoint Capital, Imperial released its claims against the respondents. In addition, the respondents released the claims and defenses raised by them against Imperial (including third-party claims asserted against Imperial by Tim O’Connor), and the FINRA case was dismissed. The terms and conditions of the Partial Settlement remain in effect.

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

From time to time, the Company may take reserves in its financial statements with respect to legal proceedings to the extent it believes appropriate. However, accurately predicting the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles. Based on currently available information, the Company does not believe that any current litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, results of operations and cash flows, although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company’s operating results in that period.

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $4.0 million at December 31, 2009. The letter of credit agreements were collateralized by cash of $4.0 million at December 31, 2009.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

The Company, in the normal course of business, provides guarantees to third parties with respect to the obligations of certain of its subsidiaries.

The Company’s subsidiaries utilize various economic hedging strategies to actively manage their market and liquidity exposures. This strategy includes the purchase and sale of securities on a when-issued basis and entering into exchange traded treasury futures contracts. At December 31, 2009, the Company’s subsidiaries had no open futures contracts, no outstanding underwriting commitments, had not entered into any TBA purchase agreements, and had entered into TBA sale agreements in the notional amount of $280.5 million.

The Company’s broker-dealer subsidiaries are parties to clearing agreements with clearing agents in connection with their securities trading activities. If the clearing agent incurs a loss, it has the right to pass the loss through to such subsidiaries, which, as a result, exposes the Company to off-balance-sheet risk. The subsidiaries have retained the right to pursue collection or performance from customers who do not perform under their contractual obligations and monitors customer balances on a daily basis along with the credit standing of the clearing agent. The Company also indemnifies some clients against potential losses incurred for non-performance by the specified third-party service providers, including subcustodians. As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to these indemnification obligations. However, the Company has historically made no material payments under these arrangements and believes that it is unlikely that any material payments will be made in the future and therefore no liability related to these indemnifications has been recognized in the Consolidated Statements of Financial Condition as of December 31, 2009 and 2008.

The Company provides representations and warranties to counterparties in connection with a variety of transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The Company may also provide standard indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications cannot be estimated. However, the Company has historically made no material payments under these agreements and believes that it is unlikely it will have to make material payments in the future and therefore has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

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

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes

The income tax provision was allocated as follows for the years ended December 31:

(In thousands of dollars)	2009	2008	2007

Income/(loss) from continuing operations	$7,102	$2,424	$(4,703)
Income from discontinued operations	—	—	4,747
Shareholders’ equity	—	—	(122)

Total	$7,102	$2,424	$(78)

Pursuant to the intraperiod allocation rules in ASC 740 “Income Taxes”, the Company recorded an income tax benefit in continuing operations to offset tax expense recorded in discontinued operations in 2007, despite the valuation allowance position. The gain in discontinued operations for the year ended December 31, 2007 was due to the sale and related discontinuance of the Municipal Capital Markets division.

The components of income tax expense/(benefit) attributable to income/(loss) from continuing operations, net of valuation allowance, consisted of the following for the years ended December 31:

(In thousands of dollars)	2009	2008	2007

Federal
Current	$20,585	$—	$(3,524)
Deferred	(19,784)	—	—
State and local
Current	4,903	2,424	(861)
Deferred	1,274	—	(318)
Foreign
Current	2	—	—
Deferred	122	—	—

Total income tax expense/(benefit)	$7,102	$2,424	$(4,703)

The expected income tax expense/(benefit) using the federal statutory rate differs from income tax expense/(benefit) pertaining to pretax income/(loss) from continuing operations as a result of the following for the years ended December 31:

(In thousands of dollars)	2009	2008	2007

Federal statutory rate — 35%	$21,698	$(5,174)	$(11,069)
(Decrease)/increase of deferred tax asset valuation allowance	(24,707)	5,170	5,769
State and local income taxes, net of federal income taxes	4,624	(1,205)	(756)
Preferred stock dividends	1,365	676	—
Change in estimated state tax rates	1,431	—	—
Provision to return adjustments	1,158	—	—
Compensation	780	281	883
Meals and entertainment	329	156	106
Foreign income taxes	124	—	—
Uncertain tax positions	53	2,424	—
Other	247	96	364

Total income tax expense/(benefit)	$7,102	$2,424	$(4,703)

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets and liabilities consisted of the following at December 31:

(In thousands of dollars)	2009	2008

Deferred tax assets, net
Share-based compensation	$10,442	$(732)
Net operating loss carryforwards	8,871	19,172
Intangibles — Gleacher acquisition	(4,005)	—
Uncertain tax positions	1,219	1,190
Intangible assets	(1,105)	(3,009)
Investments	(1,836)	5,581
Fixed assets	921	2,830
Accrued liabilities	638	(40)
Deferred revenue	417	(196)
Other	575	229

Total net deferred tax asset before valuation allowance	16,137	25,025
Less: valuation allowance	—	(24,707)

Total deferred tax assets, net	$16,137	$318

Deferred tax liabilities
State effect of intangibles — Gleacher acquisition	$(1,384)	—
State effect of investments	(757)	—
State effect of intangible assets	(359)	—
Other	(317)	—

Total deferred tax liabilities	$(2,817)	$—

At December 31, 2008, the Company maintained a valuation allowance on its net deferred tax assets of $24.7 million as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over the past three years and the difficulty of forecasting future taxable income. During the year ended December 31, 2009, the Company released the valuation allowance on its net deferred tax assets of $24.7 million because of, among other factors, the continued trend of improved profitability, the success of the Company’s recent secondary offering, the completion of management’s restructuring plan and the successful integration of the Broadpoint AmTech and Gleacher acquisitions.

At December 31, 2009, the Company had federal net operating loss carryforwards of $21.3 million, which expire between 2023 and 2027. These net operating loss carryforwards have been reduced by the impact of an annual limitation described in IRC Section 382. In general, IRC Section 382 places an annual limitation on the use of certain tax attributes such as net operating losses. The annual limitation arose as a result of an ownership change which occurred on September 21, 2007. For state and local tax purposes, the Company’s net operating loss carryforwards have expiration periods between 4 and 19 years and are also subject to various apportionment factors and limitations on utilization.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(In thousands of dollars)

Balance January 1, 2007	$974
Gross increases related to prior year’s tax positions	317
Expiration of the statute of limitations for the assessment of taxes	(214)

Balance December 31, 2007	$1,077
Gross increases related to prior year’s tax positions	2,350

Balance December 31, 2008	$3,427
Acquired tax position — Gleacher acquisition	2,590

Balance December 31, 2009	$6,017

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate are $3.4 million. We currently anticipate that total unrecognized tax benefits will decrease by an amount between $0.0 million and $3.0 million in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations.

The Company recognizes interest and penalties as a component of income tax expense. During the year ended December 31, 2009 and 2008, the Company recognized $0.1 million and $0.1 million of interest expense as a component of income tax expense. The Company had approximately $0.3 million and $0.2 million for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. As of December 31, 2009, with few exceptions, the Company and its subsidiaries were no longer subject to U.S. federal tax or state and local income tax examinations for years before 2005. The Company has an ongoing audit with the State of New York.

NOTE 17.	Share-Based Compensation Plans

The Company has established the 2007 Incentive Compensation Plan (“Incentive Plan”) and the 2003 Non-Employee Directors Plan (“2003 Directors Plan”), collectively (“the Plans”) pursuant to which employees and non-employee directors of the Company have been awarded stock options, restricted stock and/or restricted stock units, which expire at various times through July 2, 2015. The Company’s policy is to issue treasury shares in connection with option exercises, restricted stock awards or the settlement of vested restricted stock units to the extent there are adequate shares in treasury to satisfy such activity.

The following is a recap of all plans as of December 31, 2009:

Shares authorized for issuance	48,764,291

Share awards used:
Stock options granted and outstanding	4,627,311
Restricted stock awards granted and unvested	11,204,545
Restricted stock units granted and unvested	7,073,709
Restricted stock units granted and vested	3,708,560
Restricted stock units committed not yet granted	375,000

Total share awards used	26,989,125

Shares available for future awards	21,775,166

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the twelve-month periods ended December 31, 2009, 2008 and 2007, total compensation expense for share based payment arrangements was $13.9 million, $8.3 million and $5.6 million, respectively, and the related tax benefit recognized in the Statement of Operations was $5.4 million, $0.0 million and $0.0 million, respectively. Compensation expense for the twelve-month period ended December 31, 2009 includes $1.5 million of expense related to liability classified awards which is recorded within Accrued compensation on the consolidated Statement of Financial Condition. At December 31, 2009, the total compensation expense related to non-vested awards (which are expected to vest) not yet recognized is $57.8 million, which is expected to be recognized over the remaining weighted average vesting period of 3.1 years.

The actual tax benefit realized for the tax deductions for share-based compensation was $5.5 million for the twelve-month period ended December 31, 2009. The Company did not realize any tax deductions for share-based compensation for the twelve-month period ended December 31, 2008 and 2007 as the Company had net operating losses and any such tax benefits would have been a component of the net operating loss carryforwards.

The Incentive Plan allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, or other restricted stock and restricted stock units. The Incentive Plan imposes a limit on the number of shares of the Company’s common stock that may be subject to awards. On February 6, 2008, the Company’s Board of Directors authorized, and on June 5, 2008, the Company’s shareholders approved, an additional 10,675,000 shares for issuance pursuant to the Incentive Plan. On April 16, 2009, in connection with amending and restating the Incentive Plan, the Company’s Board of Directors authorized and on June 16, 2009, the Company’s shareholders approved an additional 5 million shares for issuance pursuant to the Incentive Plan. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards, under the plan and under the pre-existing plans, plus the number of shares subject to the award being granted do not exceed the sum of (A) 25 percent of the number of shares of common stock issued and outstanding immediately prior to the grant plus (B) 15.675 million shares.

The 2003 Directors Plan allows awards in the form of stock options and restricted shares. The 2003 Directors Plan imposes a limit on the number of shares of our common stock that may be subject to awards. On April 16, 2009, in connection with amending and restating the 2003 Directors Plan, the Company’s Board of Directors authorized and on June 16, 2009, the Company’s shareholders approved, increasing the number of shares available for issuance from 100,000 to 2,000,000 shares.

The restricted stock units committed but not yet granted are awards to be issued in a subsequent year, subject to certain performance conditions being met in such year to the Company’s former Chief Executive Officer and the President/Chief Operating Officer, as stipulated within their respective employment agreements. No compensation expense has been allocated to the Company, as it is not yet probable that such performance conditions will be met.

Options:   Options granted under the Plans established by the Company have been granted at not less than fair market value, vest over a maximum of five years, and expire five to ten years after grant date.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unvested options are typically forfeited upon termination of employment. Option transactions for the three year period ended December 31, 2009, under the Plans were as follows:

		Weighted
	Shares Subject	Average Exercise
	to Option	Price

Balance at December 31, 2006	1,826,826	$8.45
Options granted	100,000	1.64
Options exercised	—	—
Options forfeited/expired	(890,864)	7.93

Balance at December 31, 2007	1,035,962	8.24
Options granted	7,095,000	2.40
Options exercised	—	—
Options forfeited/expired	(739,966)	9.43

Balance at December 31, 2008	7,390,996	$2.51
Options granted	256,702	4.52
Options exercised	(2,539,999)	1.88
Options forfeited/expired	(480,388)	4.04

Balance at December 31, 2009	4,627,311	$3.29

For the twelve-month period ended December 31, 2009, 2008 and 2007, the total intrinsic value of options exercised was $11.0 million, $0.0 million and $0.0 million, respectively. No cash was received from the exercise of options, as a result of cashless exercises where shares were withheld to cover the exercise amount. At December 31, 2009, the 4,627,311 outstanding options had a remaining average contractual term of 4.4 years and had an intrinsic value of $5.6 million. At December 31, 2009, there were 1,090,608 exercisable options had a remaining average contractual term of 4.8 years and had an intrinsic value of $0.9 million.

The following table summarizes information about stock options outstanding under the Plans at December 31, 2009:

	Outstanding			Exercisable
Exercise			Average		Average
Price		Average Life	Exercise		Exercise
Range	Shares	(Years)	Price	Shares	Price

$2.31	1,250,000	3.1	$2.31	—	$—
$3.00	1,450,000	5.0	3.00	481,666	3.00
$4.00	1,750,000	5.0	4.00	533,333	4.00
$4.61 — $7.35	177,311	4.3	5.47	75,609	5.62

	4,627,311	4.4	$3.29	1,090,608	$3.67

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Black-Scholes option pricing model is used to determine the fair value of options granted. For the twelve-month period ended December 31, 2009, significant assumptions used to estimate the fair value of share based compensation awards include the following:

	2009	2008	2007

Expected term-option	6.00	6.00	6.00
Expected volatility	57.8%	54%	44%
Expected dividends	—	—	—
Risk-free interest rate	3.0%	2.1%	4.9%

Restricted Stock Awards/Restricted Stock Units:  Restricted stock awards and restricted stock units under the Plans have been valued at the market value of the Company’s common stock as of the grant date and are amortized over the period in which the restrictions are outstanding, which is typically 3-5 years. Stock compensation expense associated with grants with performance conditions is recognized when it becomes probable that such performance conditions will be achieved. During 2009, performance awards were granted to the Chief Executive Officer whose ultimate number of restricted stock units to be received was determined based upon the Company’s pre-tax return on equity. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting rights associated with the stock ownership.

Restricted stock awards/Restricted stock units for the three year period ended December 31, 2009, under the Plans were as follows:

		Weighted		Weighted
		Average		Average
		Grant-Date		Grant Date
	Unvested	Fair	Unvested	Fair Value
	Restricted Stock	Value	Restricted	Restricted
	Awards	Restricted Stock	Stock Units	Stock Unit

Balance at December 31, 2006	1,788,064	$7.73	—	$—
Granted	—	—	5,025,000	1.54
Vested	(1,051,804)	9.38	(570,000)	1.54
Forfeited	(648,378)	6.04	—	—

Balance at December 31, 2007	87,882	$4.96	4,455,000	$1.54
Granted	7,372,060	1.89	3,643,214	2.04
Vested	(48,316)	4.30	(1,385,000)	1.54
Forfeited	(74,080)	1.37	(410,000)	1.57

Balance at December 31, 2008	7,337,546	$1.90	6,303,214	$1.80
Granted	5,675,544	5.53	3,786,558	4.55
Vested	(1,587,283)	1.99	(2,416,062)	1.69
Forfeited	(221,262)	2.25	(600,001)	2.43

Balance at December 31, 2009	11,204,545	$3.60	7,073,709	$3.28

Included within the table above are 625,622 unvested restricted stock units with performance conditions that have a weighted average grant date fair value of $4.46. The total fair value of awards vested, based on the

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value of the stock on the vest date, during the twelve-month periods ending December 31, 2009, 2008, and 2007 was $20.4 million, $4.4 million, and $1.9 million, respectively.

Share-Based Compensation Awards:  On January 20, 2007, the Company announced an offer to eligible employees of the opportunity to rescind certain restricted stock award agreements held by such eligible employees in return for an award of stock appreciation rights. On May 17, 2007, the Company announced its determination to amend and terminate this offer. Such actions, together with the termination of the Company’s previously announced plan to reprice outstanding employee stock options, had been agreed to by the Company as part of the Company’s agreement with MatlinPatterson in connection with their investment in the Company, pursuant to which the Company agreed to terminate the offer and its previously announced plans to reprice outstanding employee stock options. The offer terminated on May 23, 2007. As a result of this termination, the Company did not accept any tendered eligible restricted shares and all such shares remained outstanding pursuant to their original terms and conditions, including their vesting schedule.

Other

The Company also maintains a tax deferred profit sharing plan (Internal Revenue Code Section 401(k) Plan), which permits eligible employees to defer a percentage of their compensation. Company contributions to eligible participants may be made at the discretion of the Board of Directors of the Company. The Company expensed $0.4 million, $0.4 million, and $0.1 million in each of the years ended December 31, 2009, 2008, and 2007 respectively.

At December 31, 2009 and December 31, 2008, there was approximately $1.0 million and $1.3 million, respectively, of accrued compensation within the Consolidated Statements of Financial Condition related to deferred compensation plans provided by the Company, which will be paid out between 2010 and 2016. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under these plans.

NOTE 18.	Net Capital Requirements

Broadpoint Capital is subject to the net capital requirements of Rule 15c3-1 of the Securities and Exchange Act of 1934 as amended (the “Net Capital Rule”), as well as the Commodity Futures Trading Commissions’ net capital requirements (“Regulation 1.16”), which requires the maintenance of a minimum net capital. Broadpoint Capital has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater. As an introducing broker-dealer, Broadpoint Capital’s minimum requirement under Regulation 1.16 is also $0.25 million. As of December 31, 2009, Broadpoint Capital had net capital, as defined, of $74.20 million, which was $73.95 million in excess of the $0.25 million required minimum net capital.

Broadpoint AmTech is also subject to the net capital rule, which requires the maintenance of minimum net capital of $0.10 million or 6 2/3 percent of aggregate indebtedness, whichever is greater. Aggregate indebtedness to net capital must also not exceed 15:1. At December 31, 2009, Broadpoint AmTech had net capital, as defined, of $3.25 million, which was $2.81 million in excess of its required minimum net capital of $0.44 million. Broadpoint AmTech ratio of aggregate indebtedness to net capital was 202:1.

Gleacher Partners is also subject to the net capital rule, which requires the maintenance of minimum net capital. Gleacher Partners has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater. As of December 31, 2009, Gleacher Partners had net capital, as defined, of $0.45 million, which was $0.20 million in excess of the $0.25 million required minimum net capital.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Trading Activities

As part of its trading activities, the Company provides brokerage and underwriting services to its institutional clients. Trading activities are primarily generated by client order flow resulting in the Company taking positions in order to facilitate institutional client transactions. Interest revenue and expense are integral components of trading activities. In assessing the profitability of trading activities, the Company views net interest and principal transactions revenues in the aggregate. Certain trading activities expose the Company to market, credit and liquidity risks.

Market Risk

As of December 31, 2009, the Company had approximately $20.8 million of securities owned which were considered non-investment grade. Non-investment grade securities are defined as debt and preferred equity securities rated as BB+ or lower or equivalent ratings by recognized credit rating agencies. These securities have different risks than investment grade rated investments because the companies are typically more highly leveraged and therefore more sensitive to adverse economic conditions and the securities may be more thinly traded or not traded at all.

Market risk represents the risk of loss that may result from the potential change in the value of our trading or investment positions as a result of fluctuations in interest rates, credit spreads and equity prices, as well as changes in the implied volatility of interest rates and equity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company’s market risk management procedures cover both non-derivative and derivatives instruments to include all market-risk-sensitive financial instruments. The Company’s exposure to market risk is primarily related to principal transactions executed in order to facilitate customer trading activities. The following discussion describes the types of market risk faced by the Company:

Interest Rate Risk:  Interest rate risk exposure is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. In connection with this trading activity, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve.

Prepayment Risk:  Prepayment risk, which is related to the interest rate risk, arises from the possibility that the rate of principal repayment on mortgages will fluctuate, affecting the value of mortgage-backed securities. Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans and turnover of housing ownership.

Credit Spread and Credit Rating Risk:  Credit spread and credit rating risk results from changes in the level or volatility of credit spreads, either as a result of macro market conditions (e.g. risk aversion sentiment) or from idiosyncratic development of certain debt issuers or their sectors.

Liquidity Risk:  Liquidity risk is the risk that it takes longer or it is more costly than anticipated to sell inventory to raise cash due to adverse market conditions.

Equity Price Risk:  Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock.

The Company manages its exposure to interest rate and prepayment risk by shorting TBAs, exchange traded treasury futures contracts and government securities. Hedging using government securities and exchange traded treasury futures contracts protects the Company from movements in the yield curve and changes in general levels of interest rates. Hedging using TBAs minimizes the basis risk between the mortgage-backed securities market and government securities market. The settlement of these transactions is not expected to have a material effect upon the Company’s consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our best strategy to manage credit spread and credit rating risk is high inventory turnover, where we minimize the amount of and time window during which we hold these securities, in some cases by arranging the sale before committing to the purchase. Given this strategy, we maintain low inventory levels in these securities despite the rising revenue and trading volumes in these areas.

The Company’s primary source of funding is through its clearing broker and repurchase markets. While the Company does not currently have additional committed sources of borrowing, the Company has various strategies, policies and processes in place to monitor and mitigate liquidity risk, including maintaining excess liquidity, maintaining conservative leverage rations, diversifying our funding sources and actively managing the asset/liability terms of our trading business.

The Company does not currently make markets in equity securities or maintain significant equity security positions in inventory and is therefore not significantly exposed to equity price risk.

The Company also has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements at December 31, 2009 and 2008 at market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 2009 and 2008.

Concentrations of Credit and Liquidity Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. The Company’s most significant industry credit concentration is with financial institutions. Financial institutions include other brokers and dealers, commercial banks, finance companies, insurance companies and investment companies. This concentration arises in the normal course of the Company’s brokerage, trading, financing, and underwriting activities. To reduce the potential for concentration of risk, credit limits are established and monitored in light of changing counter party and market conditions. The Company also purchases securities and may have significant positions in its inventory subject to market and credit risk. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold.

Securities transactions of the customers’ of the Company’s broker-dealer subsidiaries, Broadpoint Capital and Broadpoint AmTech, are cleared through third parties under clearing agreements. Under these agreements, the clearing agents execute and settle customer securities transactions, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.

In the normal course of business, Broadpoint Capital guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. The Company also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including subcustodians and third-party transactions. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future. Therefore, the Company has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Segment Analysis

In order to reflect the Company’s segments in a manner more consistent with the way in which they are managed, the Company commenced reporting five business segments rather than the previously reported three business segments, beginning in the third quarter of 2008. The Equities segment was previously reported as two segments. Equities, Investment Banking, and the Fixed Income segment are now reported as two segments, Broadpoint Descap and Debt Capital Markets. Prior period disclosures and financial information have been adjusted to conform to this presentation.

Currently, our business model operates through the following five business segments:

•	Broadpoint Descap — The Broadpoint Descap segment is comprised of 63 client-facing professionals that provide sales and trading services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, swaps, and other securities and generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients. Trading volume is approximately $100 billion in securities annually, excluding certain high volume U.S. Treasury securities transactions, and Broadpoint Descap inventory positions are approximately $1 billion. The Broadpoint Descap team has developed relationships with more than 700 institutional investors, including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors, by providing value-added investment ideas and access to execution services and inventory capital. Broadpoint Descap also provides execution services for institutional investor customer trades where it seeks to match buy side demand with sell side supply to achieve best execution and liquidity for participating parties.

•	Debt Capital Markets — The Company’s Debt Capital Markets segment is comprised of 79 client-facing professionals that provide sales and trading on corporate debt securities including bank debt and loans, investment grade and high-yield debt, convertibles, distressed debt, preferred stock and reorganization equities to corporate and institutional investor clients. Trading volume is over $36 billion in securities annually. The segment generates revenues from spreads and fees on trades executed and on intraday principal and riskless principal transactions on behalf of clients. The Debt Capital Markets team has developed relationships with over 1,150 institutional investors including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors, by providing value-added investment ideas and access to execution services.

•	Investment Banking — The Company’s Investment Banking segment is comprised of 50 client-facing professionals who provide a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and corporate finance-related matters. In addition, it raises capital for corporate clients through underwritings and private placements of debt and equity securities.

•	Equities — The Company’s Equities segment, which is comprised of 44 client-facing professionals and operates through its Broadpoint AmTech broker-dealer subsidiary, provides sales, trading and research on equity securities and generates revenues through cash commissions on customers trades and hard-dollar fees for services and cash commissions on corporate repurchase activities. The team consists of 19 research professionals that seek to provide quantitative, value-added, differentiated insight on approximately 126 stocks primarily in the technology, aerospace and defense and clean tech sectors. Institutional sales professionals deliver investment ideas generated by our research to approximately 300 institutional investor clients including mutual funds, hedge funds, investment managers and investment advisors.

•	Other — The Company’s Other segment includes the results from its venture capital business, amortization of intangible assets arising from business acquisitions and costs related to corporate overhead and support including various fees associated with legal and settlement expenses. This segment generates venture capital business revenue through the management and investment of venture capital funds.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Information concerning operations in these segments is as follows: for the year ended December 31:

	2009	2008	2007
(In thousands of dollars)

Net revenue (including net interest income)
Equities
Sales and trading	$23,229	$10,541	$11,998
Investment banking	281	434	1,039

Total Equities	23,510	10,975	13,037

Broadpoint Descap
Sales and trading	144,364	50,806	14,534
Investment banking	821	110	730

Total Broadpoint Descap	145,185	50,916	15,264

Debt Capital Markets
Sales and trading	114,388	56,044	—
Investment banking	10,303	3,297	—

Total Debt Capital Markets	124,691	59,341	—

Investment Banking	33,723	12,855	6,287

Other	14,736	214	5,496

Total net revenue	$341,845	$134,301	$40,084

Income (Loss) before income taxes and discontinued operations
Equities	$1,686	$(8,997)	$(12,286)
Descap	56,723	21,076	2,757
Debt Capital Markets	18,600	5,887	—
Investment Banking	6,412	171	(1,391)
Other	(21,427)	(32,943)	(20,705)

Income (loss) before income taxes and discontinued operations	$61,994	$(14,806)	$(31,625)

The Company’s segments financial policies are the same as those described in Note 1. Assets have not been reported by segment, as such information is not utilized by the chief operating decision maker. All assets and operations are located in the United States.

NOTE 21.	Related Party Transactions

From time to time, the Company provides investment banking services and brokerage services to MatlinPatterson or its affiliated persons or entities, which services are provided by Broadpoint Capital, Inc. in the ordinary course of its business.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment banking revenue from related parties disclosed on the Consolidated Statement of Operations represents $9.6 million and $8.4 million of fees earned for the twelve month periods ended December 31, 2009 and 2008, respectively, for advisory engagements performed for MatlinPatterson or its affiliated persons or entities.

For the twelve month periods ended December 31, 2009 and 2008, MatlinPatterson paid $0.4 million and $0.3 million, respectively to Broadpoint Capital for brokerage services provided to MatlinPatterson or its affiliated persons or entities. This revenue is included in Principal transactions in the Consolidated Statements of Operations.

During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners of Unincorporated Business Tax. The Company believes that it has an off-setting claim against former Gleacher shareholders for any pre-acquisition tax liabilities, which is collateralized by shares of its common stock held in an escrow fund that was established at the closing of the Company’s acquisition of Gleacher to satisfy any indemnification obligations. The Company does not believe, in any event, that this or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations. The Company has recorded a receivable of $2.5 million on the Consolidated Statement of Financial Condition.

Details on the amounts receivable from or payable to these various related parties are below:

	December 31	December 31
	2009	2008
(In thousands)

Former owners of Gleacher Partners	$2,549	$—
MatlinPatterson — Investment Banking	378	232
MatlinPatterson — Other	44	—

Total Receivables from related parties	$2,971	$232

Former shareholders of Gleacher Partners	$9,778	$—
Former shareholders of Broadpoint AmTech	2,900	1,365

Total Payables to related parties	$12,678	$1,365

NOTE 22.	Discontinued Operations

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

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts reflected in the Consolidated Statements of Operations are presented in the following table:

	Years Ended December 31
	2009	2008	2007
(In thousands of dollars)

Net revenues
Municipal Capital Markets	$42	$156	$22,259
Gain on Sale of Municipal Capital Markets	—	—	7,944
Fixed Income Middle Markets	—	—	1,160
Convertible Bond Arbitrage	—	—	128
Taxable Fixed Income	—	—	94
Private Client Group	—	—	—

Total net revenues	42	156	31,585

Expenses
Municipal Capital Markets	7	133	17,717
Fixed Income Middle Markets	—	5	955
Convertible Bond Arbitrage	—	8	523
Taxable Fixed Income	10	—	103
Private Client Group	(3)	142	80

Total expenses	14	288	19,378

Income (loss) before income taxes	28	(132)	12,207
Income tax expense	—	—	4,747

Income (loss) from discontinued operations, net of tax	$28	$(132)	$7,460

Municipal Capital Markets

The revenue and expenses for the Municipal Capital Markets division of the periods above reflect the activity of that operation through September 14, 2007. The Company allocated interest expense to the division for the years ended December 31, 2007 based on the level of securities owned, attributable to this division. The Company had allocated interest expense to this division in the amounts of $5.5 million for the years ended December 31, 2007 and based on the debt identified as being specifically attributed to these operations. For the year ended December 31, 2008 and 2009 no interest had been allocated to Municipal Capital Markets since this division was closed.

Fixed Income Middle Markets

The revenues and expenses for the Fixed Income Middle Market division reflect the activity of that operation through June 22, 2007. The Company allocated interest expense to the division for the years ended December 31, 2007 based on the level of securities owned, attributable to this division. The Company had allocated interest expense to this division in the amounts of $1.3 million for the years ended December 31, 2007 based on debt identified as being specifically attributed to those operations. Such amounts are included net of interest income and included in total net revenues. For the year ended December 31, 2008 and 2009 no interest had been allocated to Fixed Income Middle Markets since this division was closed.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Bond Arbitrage Advisory Group

The revenues and expenses for the Institutional Convertible Bond Arbitrage Advisory Group reflect the activity of that operation prior to being disposed of in April 2007. Interest is allocated primarily based on intercompany receivable/payables.

Taxable Fixed Income

The revenues and expenses of the Taxable Fixed Income Corporate Bond division for the year ended December 31, 2007 include the activity of the operation as well as other various residual activity in 2007. No interest has been allocated to Taxable Fixed Income since this division was closed. Prior to closing this division, interest was allocated primarily based on the level of securities owned attributable to this division.

Private Client Group

The Private Client Group’s expense for the year ended December 31, 2009, 2008, and 2007 relates primarily to legal matters which were related to the operations prior to its disposal. For the periods presented, interest was not allocated to the Private Client Group.

NOTE 23.	Restructuring

In 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure with its then current level of activity. As a result, the Company incurred approximately $4.3 million of restructuring costs during the year ending December 31, 2008. The Company completed its restructuring plan to properly size its infrastructure in the third quarter of 2008.

The following table summarizes the restructuring charges incurred by the Company for the years ended December 31, 2008 and 2007 follows:

	Years Ended December 31
	2008	2007
(In thousands of dollars)

Severance	$1,056	$1,108
Real estate exit costs	2,104	1,019
Asset impairments	1,146	538
Other	9	33

Total Restructuring charges	$4,315	$2,698

In connection with the plan, the Company had a liability remaining of approximately $0.9 million at December 31, 2009, most of which relates to real estate exit/impairment costs. These real estate leases will expire in 2013.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the changes in the Company’s liability relating to the plan for the year ended December 31, 2009:

(In thousands of dollars)

Balance December 31, 2007	$886
Additional severance reserve	1,056
Severance payments	(1,735)
Net Payments for sublease real estate impaired	(158)
Payment of other expenses reserved for at prior period end	(33)
Payment of exit expenses	(843)
Additional real estate reserve	2,243

Balance, December 31, 2008	$1,416
Net Payments for sublease real estate impaired	1,262
Payment of exit expenses	(1,977)
Real estate revaluation	188

Balance, December 31, 2009	$889

NOTE 24.	Subsequent Events

On February 21, 2010, the Company and Lee Fensterstock reached a mutual agreement pursuant to which Mr. Fensterstock resigned as a director of the Company and as Chief Executive Officer of the Company. In connection with his departure, Mr. Fensterstock is generally entitled to 12 months continued base salary and health care benefits, and the equity award agreements governing Mr. Fensterstock’s outstanding restricted stock units provide for the continued vesting of such awards. The Company expects to record in the first quarter of 2010, a non-cash pre-tax charge of approximately $12.2 million, representing the remaining amortization of Mr. Fensterstock’s outstanding equity awards, and a pre-tax charge of approximately $0.4 million, representing severance benefits. Mr. Fenterstock’s release of claims against the Company includes both non-solicitation/no-hire covenants and non-competition restrictions.

On February 21, 2010, Eric J. Gleacher was appointed Chief Executive Officer of the Company and will continue to serve as Chairman of the Company.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

SUPPLEMENTARY DATA
SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands of dollars, except per share data)

	2009 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31

Total revenues	$74,262	$97,167	$101,112	$84,876
Interest expense	3,702	4,422	3,788	3,660

Net revenues	70,560	92,745	97,324	81,216
Total expenses (excluding interest)	61,224	73,730	78,257	66,640

Income before income taxes	9,336	19,015	19,067	14,576
Income tax expense/(benefit)	4,357	2,880	(4,892)	4,757

Income from continuing operations	4,979	16,135	23,959	9,819
Income/(loss) from discontinued operations, net of taxes	42	(14)	—	—

Net income	$5,021	$16,121	$23,959	$9,819

Net income per common and common equivalent share
Basic
Continuing operations	$0.07	$0.19	$0.22	$0.08
Discontinued operations	—	—	—	—

Net income	$0.07	$0.19	$0.22	$0.08

Dilutive
Continuing operations	$0.06	$0.18	$0.20	$0.08
Discontinued operations	—	—	—	—

Net income	$0.06	$0.18	$0.20	$0.08

The sum of the quarter earnings per share amount does not always equal the full fiscal year’s amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

SUPPLEMENTARY DATA
SELECTED QUARTERLY FINANCIAL DATA
(Unaudited) — (Continued)
(In thousands of dollars, except per share data)

	2008 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31

Total revenues	$20,162	$35,089	$34,991	$54,771
Interest expense	2,819	1,009	2,671	4,213

Net revenues	17,343	34,080	32,320	50,558
Total expenses (excluding interest)	25,818	34,333	40,241	48,715

(Loss) income before income taxes	(8,475)	(253)	(7,921)	1,843
Income tax expense	773	763	870	18
(Loss) income from continuing operations	(9,248)	(1,016)	(8,791)	1,825
Income (loss) from discontinued operations, net of taxes	5	(79)	(47)	(11)

Net income (loss)	$(9,243)	$(1,095)	$(8,838)	$1,814

Net income (loss) per common and common equivalent share
Basic
Continuing operations	$(0.15)	$(0.02)	$(0.13)	$0.02
Discontinued operations	—	—	—	—

Net income (loss)	$(0.15)	$(0.02)	$(0.13)	$0.02

Dilutive
Continuing operations	$(0.15)	$(0.02)	$(0.13)	$0.02
Discontinued operations	—	—	—	—

Net income (loss)	$(0.15)	$(0.02)	$(0.13)	$0.02

The sum of the quarter earnings per share amount does not always equal the full fiscal year’s amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company’s internal control over financial reporting occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to our directors, our executive officers, our Audit Committee and Audit Committee financial expert, our compliance with Section 16(a) of the Securities

Exchange Act of 1934 and our code of ethics for senior officers will be contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 27, 2010. Such information is incorporated herein by reference thereto.

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

The information required by this item will be contained under the caption “Compensation of Executive Officers”, “Director Compensation For Fiscal Year 2009,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation Committee Report” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 27, 2010. Such information is incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be contained under the caption “Stock Ownership of Principal Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 27, 2010. Such information is incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Directory Independence

The information required by this item will be contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 27, 2010. Such information is incorporated herein by reference thereto.

Item 14.	Principal Accountant Fees and Services

Information with respect to fees and services related to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approved policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Shareholders of Broadpoint Gleacher Securities Group, Inc. to be held May 27, 2010, and are incorporated herein by reference thereto.

Part IV

Item 15.	Exhibits, Financial Statement Schedule

(a) (1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	57
Financial Statements:
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	58
Consolidated Statements of Financial Condition as of December 31, 2009 and 2008	59
Consolidated Statements of Changes in Shareholders’ Equity and Temporary Capital for the Years Ended December 31, 2009, 2008 and 2007	60
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	61-62
Notes to Consolidated Financial Statements	63-107

(a) (2) The following financial statement schedule for the periods 2009, 2008 and 2007 are submitted herewith:

Schedule II-Valuation and Qualifying Accounts	117

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits included herein

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Broadpoint Gleacher Securities Group, Inc. dated June 5, 2009, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).
3.2		Amended and Restated Bylaws of Broadpoint Gleacher Securities Group, Inc. dated June 5, 2009, Inc. (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).
4	.1*	Specimen Certificate of Common Stock, par value $.01 per share.
4.2		Registration Rights Agreement, dated as of September 21, 2007, by and among First Albany Companies Inc., MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).
4.3		Amendment No. 1 to Registration Rights Agreement dated as of March 4, 2008 by and among the Company, MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).
10	.1†*	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees effective January 1, 2005.
10	.2†*	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended.
10	.3†	Broadpoint Securities Group Inc. Senior Management Bonus Plan effective January 1, 2008 (filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed April 28, 2008 and incorporated herein by reference thereto).
10	.4†	First Albany Companies Inc. 2001 Long Term Incentive Plan dated October 18, 2001 (filed as Exhibit 99.A to the Company’s Registration Statement on form S-8 filed July 31, 2002 (File No. 333-97467) and incorporated herein by reference thereto).
10	.5†	First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees effective January 1, 2005 (filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-8 filed January 10, 2005 (File No. 333-121928) and incorporated herein by reference thereto).

Exhibit
Number		Description

10	.6†	Restricted Share Award Agreement dated June 30, 2006 between First Albany Companies Inc. and Peter McNierney (filed as an Exhibit 99.4 to the Company’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference thereto).
10	.7†	Form of Restricted Stock Agreement pursuant to the First Albany Companies Inc. 2003 Non-Employee Directors’ Stock Plan (filed as Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2006 and incorporated herein by reference thereto).
10.8		Asset Purchase Agreement dated as of March 6, 2007 among DEPFA BANK plc, First Albany Capital Inc., and First Albany Companies Inc. (filed as Exhibit 10.29 to the Company’s Current Report on Form 10-Q filed May 10, 2007 and incorporated herein by reference thereto).
10.9		Investment Agreement dated as of May 14, 2007 between First Albany Companies Inc. and MatlinPatterson FA Acquisition LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-k filed May 15, 2007 and incorporated herein by reference thereto).
10	.10†	Employment Agreement dated as of May 15, 2007 by and between First Albany Companies Inc. and Peter McNierney (filed as exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference thereto).
10	.11†	Form of Restricted Stock Unit Agreement pursuant to the 2007 Incentive Compensation Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).
10	.12†	Employment Agreement dated as of September 21, 2007 by and between First Albany Companies Inc. and Lee Fensterstock. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).
10.13		Fully Disclosed Clearing Agreement dated February 26, 2008 by and between Broadpoint Capital, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2008 and incorporated herein by reference thereto).
10	.14†	2007 Incentive Compensation Plan Restricted Stock Units Agreement dated as of March 4, 2008 between the Company and Lee Fensterstock (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).
10	.15†	Employment Agreement dated as of March 14, 2008 by and between Broadpoint Securities Group, Inc. and Robert Turner. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated herein by reference thereto).
10.16		Non-Compete and Non-Solicit Agreement dated as of March 14, 2008 by and between Broadpoint Securities Group, Inc. and Robert Turner. (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2008 and incorporated herein by reference thereto).
10	.17*	Restricted Stock Unit Agreement dated March 31, 2008 between the Company and Robert Turner.
10.18		Description of Non-Employee Director Compensation As Set By Board of Directors — Effective September 21, 2007, (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
10	.19†	Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies, Inc. and Patricia Arciero-Craig, (filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
10	.20†	Addendum to Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies, Inc. and Patricia Arciero-Craig, (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference thereto).
10.21		Fully Disclosed Clearing Agreement dated April 21, 2008 by and between Broadpoint Securities, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2008 and incorporated herein by reference thereto).
10.22		Preferred Stock Purchase Agreement with Mast Credit Opportunities I Master Fund Limited by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).

Exhibit
Number		Description

10.23		Common Stock Purchase Warrant, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).
10.24		Registration Rights Agreement, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).
10.25		Preemptive Rights Agreement, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference thereto).
10	.26†	Restricted Stock Unit Agreement dated June 30, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008 and incorporated herein by reference thereto).
10	.27†	Restricted Stock Unit Agreement dated June 30, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008 and incorporated herein by reference thereto).
10.28		Stock Purchase Agreement by and among Broadpoint Securities Group, Inc., American Technology Research Holdings, Inc., Richard J. Prati, Curtis L. Snyder, Richard Brown, Robert Sanderson and Bradley Gastwirth, dated as of September 2, 2008 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 5, 2008 and incorporated herein by reference thereto).
10.29		Office Lease, by and between Broadpoint Securities Group, Inc. and Kato International LLC dated October 31, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2008 and incorporated herein by reference thereto).
10.30		Letter of Credit, by and between Broadpoint Securities Group, Inc. and Kato International LLC to be issued by The Bank of New York Mellon dated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 6, 2008 and incorporated herein by reference thereto).
10	.31†	Non-Compete and Non-Solicit Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher, (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).
10	.32†	Employment Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).
10.33		Agreement and Plan of Merger by and among Broadpoint Securities Group, Inc., Magnolia Advisory LLC, Gleacher Partners Inc., certain stockholders of Gleacher Partners Inc. and each of the holders of interests in Gleacher Holdings LLC, dated as of March 2, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference thereto).
10	.34†	Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).
10	.35†	Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).
10	.36†	Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).
10	.37†	Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).

Exhibit
Number		Description

10	.38†	Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.79 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).
10	.39†	Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).
10	.40†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.81 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).
10	.41†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.82 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).
10	.42†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Robert Turner (filed as Exhibit 10.83 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).
10	.43†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.84 to the Company’s Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference thereto).
10.44		Registration Rights Agreement dated June 5, 2009 by and between Broadpoint Securities Group, Inc. and Eric J. Gleacher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).
10.45		Trade Name and Trademark Agreement, dated June 5, 2009 by and among Broadpoint Securities Group, Inc., Eric J. Gleacher and certain other parties thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).
10	.46†	Amended and Restated Broadpoint Gleacher Securities Group, Inc. 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference thereto).
10	.47†	Amended and Restated Broadpoint Gleacher Securities Group, Inc. 2007 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference thereto).
10	.48†	Form of 2003 Non-Employee Directors Stock Plan Restricted Stock Agreement (filed as Exhibit 10.89 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference thereto).
10	.49†	Form of 2003 Non-Employee Directors Stock Plan Stock Option Agreement (filed as Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference thereto).
10	.50†	Restricted Stock Units Agreement dated June 30, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference thereto).
10	.51†	Restricted Stock Units Agreement dated June 30, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.92 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference thereto).
10	.52†	Amendment to Agreement, amending the Employment Agreement, dated as of September 21, 2007, effective as of August 21, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference thereto).
10	.53†	Restricted Stock Units Agreement dated August 21, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference thereto).

Exhibit
Number		Description

10.54		Lease Agreement by and among Broadpoint Gleacher Securities Group, Inc., HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of September 30, 2009(filed as Exhibit 10.95 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2009 and incorporated herein by reference thereto).
10.55		Assignment of Lease and Consent by and among Broadpoint Gleacher Securities Group, Inc., One Penn Plaza LLC, HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of September 30, 2009 (filed as Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2009 and incorporated herein by reference thereto).
10	.56†	Letter Agreement between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock dated February 21, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).
10	.57*†	Restricted Stock Units Agreement dated January 1, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Peter McNierney.
10	.58*†	Restricted Stock Units Agreement dated January 1, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock.
10	.59*†	Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock.
10	.60*†	Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Peter McNierney.
10	.61*†	Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Robert Turner.
10	.62*†	Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Patricia Arciero-Craig.
11		Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8 and is omitted in accordance with Section(b)(11) of Item 601 of Regulation S-K).
14*		Amended and Restated Code of Business Conduct and Ethics
21*		Subsidiaries of the Registrant.
23*		Consent of PriceWaterhouseCoopers LLP.
24*		Powers of Attorney (also included on the signature page).
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
32*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b)

*	Filed herewith

BROADPOINT GLEACHER SECURITIES GROUP, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
PERIODS ENDED DECEMBER 31, 2009, DECEMBER 31, 2008
AND DECEMBER 31, 2007

COL. A	COL. B	COL. C	COL. D	COL. E
	Balance at			Balance at
Description	Beginning of Period	Additions	Deductions	End of Period

Allowance for doubtful accounts — deducted from receivables from customers and receivable from others
Calendar Year 2009	$48,000	$—	$48,000	$—
Calendar Year 2008	$112,000	$—	$64,000	$48,000
Calendar Year 2007	$153,000	$—	$41,000	$112,000
Net deferred tax asset valuation allowance
Calendar Year 2009	$24,707,000	$—	$24,707,000	$—
Calendar Year 2008	$27,003,000	$—	$2,296,000	$24,707,000
Calendar Year 2007	$21,766,000	$5,237,000	$—	$27,003,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADPOINT GLEACHER SECURITIES GROUP, INC.

Date: March 11, 2010                                                          By: /s/    Eric J. Gleacher
ERIC J. GLEACHER
Chairman and Chief Executive Officer

Power of Attorney

We, the undersigned, hereby severally constitute Eric J. Gleacher and Robert I. Turner, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	TITLE	DATE

/s/ Eric J. Gleacher ERIC J. GLEACHER	Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2010

/s/ Peter J. McNierney PETER J. McNIERNEY	Director President and Chief Operating Officer	March 11, 2010

/s/ Robert I. Turner ROBERT I. TURNER	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 11, 2010

/s/ Marshall Cohen MARSHALL COHEN	Director	March 11, 2010

/s/ Robert A. Gerard ROBERT A. GERARD	Director	March 11, 2010

/s/ Victor Mandel VICTOR MANDEL	Director	March 11, 2010

/s/ Mark R. Patterson MARK R. PATTERSON	Director	March 11, 2010

/s/ Christopher R. Pechock CHRISTOPHER R. PECHOCK	Director	March 11, 2010

Signature	TITLE	DATE

/s/ Frank S. Plimpton FRANK S. PLIMPTON	Director	March 11, 2010

/s/ Bruce Rohde BRUCE ROHDE	Director	March 11, 2010

/s/ Robert S. Yingling ROBERT S. YINGLING	Director	March 11, 2010