Form 10-Q
period 2010-03-31
BROADPOINT GLEACHER SECURITIES GROUP, INC.
filed 2010-05-07
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2010
- or -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number 014140
BROADPOINT GLEACHER SECURITIES GROUP, I N C.

(Exact name of registrant as specified in its charter)

New York	22-2655804

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, New York, New York	10104

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 273-7100
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
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
128,846,979 shares of Common Stock were outstanding as of the close of business on April 30, 2010.

BROADPOINT GLEACHER SECURITIES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

BROADPOINT GLEACHER SECURITIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Part I — Financial Information
Item 1. Financial Statements

	Three Months Ended
	March 31

(In thousands of dollars except for per share amounts)	2010	2009

Revenues:
Principal transactions	$46,306	$52,041
Commissions	4,165	4,902
Investment banking	14,798	4,260
Investment banking revenue from related party	300	930
Investment gains/(losses), net	150	(9)
Interest	16,161	10,648
Fees and others	910	1,490

Total revenues	82,790	74,262
Interest expense	3,487	3,702

Net revenues	79,303	70,560

Expenses (excluding interest):
Compensation and benefits	68,201	52,407
Clearing, settlement and brokerage	1,375	812
Communications and data processing	3,207	2,287
Occupancy, depreciation and amortization	2,246	1,788
Amortization of intangible assets	1,078	257
Selling	1,195	925
Other	4,052	2,748

Total expenses (excluding interest)	81,354	61,224

(Loss)/income before income taxes and discontinued operations	(2,051)	9,336

Income tax (benefit)/expense	(1,843)	4,357

(Loss)/income from continuing operations	(208)	4,979
(Loss)/income from discontinued operations, net of taxes (see Note 20)	(3)	42

Net (loss)/income	$(211)	$5,021

Per share data:
Basic (loss)/earnings per share:
Continuing operations	$(0.00)	$0.07
Discontinued operations	—	—

Net (loss)/income per share	$(0.00)	$0.07

Diluted (loss)/earnings per share:
Continuing operations	$(0.00)	$0.06
Discontinued operations	—	0.00

Net (loss)/income per share	$(0.00)	$0.06

Weighted average common and common equivalent shares outstanding:
Basic	119,301,312	75,526,477
Dilutive	119,301,312	79,797,672

The accompanying notes are an integral part
of these consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31	December 31
(In thousands of dollars, except share amounts)	2010	2009

Assets
Cash and cash equivalents	$33,288	$24,997
Cash and securities segregated for regulatory purposes	100	100
Receivables from:
Brokers, dealers and clearing agencies	13,671	19,797
Related parties	2,714	2,971
Others	11,873	14,134
Securities owned, at fair value (includes assets pledged of $831,590 and $978,967 at March 31, 2010 and December 31, 2009, respectively)	832,360	979,701
Investments	19,756	19,326
Office equipment and leasehold improvements, net	4,554	3,069
Goodwill	106,141	105,694
Intangible assets	18,185	19,263
Deferred tax assets, net	21,974	16,137
Other assets	11,109	10,974

Total Assets	$1,075,725	$1,216,163

Liabilities and Shareholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing agencies	$555,592	$691,495
Related parties	11,776	12,678
Others	1,435	1,502
Securities sold, but not yet purchased, at fair value	96,175	72,988
Accrued compensation	23,205	70,728
Accounts payable	1,696	2,203
Accrued expenses	5,326	4,754
Income taxes payable	1,836	2,397
Deferred tax liabilities	2,751	2,817
Mandatorily redeemable preferred stock	24,477	24,419

Total Liabilities	724,269	885,981

Commitments and Contingencies
Subordinated debt	1,197	1,197

Shareholders’ Equity
Common stock; $.01 par value; authorized 200,000,000 shares; issued 128,901,290 and 125,056,247 shares, respectively; and outstanding 128,294,480 and 124,357,163 shares, respectively	1,290	1,251
Additional paid-in capital	432,970	411,633
Deferred compensation	534	534
Accumulated deficit	(83,353)	(83,142)
Treasury stock, at cost (606,810 shares and 699,084 shares, respectively)	(1,182)	(1,291)

Total Shareholders’ Equity	350,259	328,985

Total Liabilities and Shareholders’ Equity	$1,075,725	$1,216,163

The accompanying notes are an integral part
of these consolidated financial statements.
..

BROADPOINT GLEACHER SECURITIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
(In thousands of dollars)	2010	2009

Cash flows from operating activities:
Net (loss)/income	$(211)	$5,021
Adjustments to reconcile net (loss)/income to net cash provided by (used in) operating activities:
Depreciation and amortization	386	187
Deferred income taxes	(5,903)	—
Amortization of debt issuance costs	42	42
Amortization of intangible assets	1,078	257
Amortization of discount of mandatorily redeemable preferred stock	58	58
Unrealized investment (gains)/losses, net	(189)	(2)
Realized losses (gains) on sale of investments	39	11
Amortization of share-based compensation	18,569	2,718
Disposal of office equipment and leasehold improvements	—	15
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	—	370
Net receivable/payable from customers	—	(350)
Net receivable/payable from related party	290	(857)
Securities owned, at fair value	147,341	8,092
Other assets	(177)	(976)
Net payable to brokers, dealers and clearing agencies	(129,777)	(46,000)
Net receivable/payable from others	199	(1,642)
Securities sold, but not yet purchased, at fair value	23,187	31,979
Accrued compensation	(46,616)	(4,151)
Accounts payable and accrued expenses	394	(55)
Net increase (decrease) in drafts payable	(329)	116
Income taxes payable	(561)	4,338

Net cash provided by (used in) operating activities	7,820	(829)

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(1,871)	(266)
Capital contribution — investments	(280)	—
Return of capital — investments	1,995	—
Payment to sellers of American Technology Holdings, Inc.	(1,382)	(410)

Net cash (used in) investing activities	(1,538)	(676)

Cash flows from financing activities:
Excess tax benefits related to share-based compensation	2,009	—

Net cash provided by financing activities	2,009	—

Increase (decrease) in cash and cash equivalents	8,291	(1,505)
Cash and cash equivalents at beginning of the period	24,997	7,377

Cash and cash equivalents at the end of the period	$33,288	$5,872

Non Cash Investing and Financing Activities
During the three months ended March 31, 2010 and 2009, the Company issued approximately 0.40 million and 0.38 million shares out of treasury for share-based compensation exercises and vesting.
During the three months ended March 31, 2010 and 2009, Goodwill increased by $0.4 million and $0.9 million associated with earn-out payments related to the acquisition of American Technology Research Holdings, Inc.
The accompanying notes are an integral part
of these consolidated financial statements.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Organization and Nature of Business
Broadpoint Gleacher Securities Group, Inc. (and including its subsidiaries, the “Company”) is an independent investment bank that provides corporations and institutional investors with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis, as well as securities brokerage for institutional customers primarily in the United States. The Company offers a diverse range of products through the Debt Capital Markets, Investment Banking and Broadpoint Descap divisions of Broadpoint Capital, Inc. (“Broadpoint Capital”), its Equity Capital Markets subsidiary, Broadpoint AmTech Inc. (“Broadpoint AmTech”), and its venture capital subsidiary, FA Technology Ventures Inc. The Company is a New York corporation, incorporated in 1985, and is traded on The NASDAQ Global Market (“NASDAQ”) under the symbol “BPSG.”
The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal, recurring adjustments are contained in the accompanying consolidated financial statements necessary for a fair statement of this interim financial information. The results for any interim period are not necessarily indicative of those for the full year.
The accompanying consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements of Quarterly Reports on Form 10-Q and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. Reference should be made to the Company’s audited consolidated financial statements filed on Form 10-K and notes for the year ended December 31, 2009 for additional disclosures, including a summary of the Company’s significant accounting policies.
Reclassification
Certain amounts in prior periods have been reclassified to conform to the current year presentation.
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification (“ASC”) as the single authoritative source of GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On its effective date, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. The Company adopted the ASC as it became effective for financial statements issued for interim and annual periods ending after September 15, 2009. All such references to GAAP throughout the notes to the consolidated financial statements are references to the applicable ASCs.
Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amended disclosure requirements related to fair value measurements including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods after December 15, 2010 for other disclosures. The Company adopted these amended accounting principles on January 1, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, this adoption did not affect the Company’s financial condition, results of operations or cash

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
flows. Refer to Note 6 “Financial Instruments” which includes the additional disclosures as required by this statement.
In June 2009, the FASB issued amendments to accounting principles which change the accounting for transfers of financial assets which were codified as Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets.” ASU No. 2009-16 improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. ASU No. 2009-16 modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. ASU No. 2009-16 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASU No. 2009-16 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted these amended accounting principles on January 1, 2010. This adoption did not have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued amendments to accounting principles which change the accounting for Variable Interest Entities (“VIE”), which were codified as ASU 2009-17, which amends ASC 810 “Consolidation.” ASU 2009-17 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. Currently, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. ASU 2009-17 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 also requires that an enterprise continually reassess, based upon current facts and circumstances, whether it should consolidate the VIEs with which it is involved. However, in January 2010, the FASB deferred ASU 2009-17 for certain investment entities which allows asset managers that have no obligations to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have attributes subject to ASC 946 “The Investment Company Guide.” The deferral qualifies for many mutual funds, hedge funds, private equity funds, venture capital funds and certain mortgage REITs. The Company adopted these amended accounting principles on January 1, 2010. This adoption did not have a material effect on the Company’s consolidated financial statements, including our relationship as investment advisor to FA Technology Ventures L.P., which qualified for the deferral. Refer to Note 8 “Investments” for additional information related to FA Technology Ventures L.P.
In April 2009, the FASB issued amended accounting principles now codified within ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”), related to determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly. This guidance lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The Company adopted these amended accounting principles as of June 30, 2009. This adoption did not have a material impact on the Company’s consolidated financial statements.
In September 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which supplements and amends the guidance in ASC 820, that provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. A quoted price, if available, in an active market for an identical liability must be used. If such information is not available, an entity may use either the quoted price of the identical liability when traded as an asset; quoted prices for similar liabilities; similar liabilities traded as assets or another technique such as the income approach or a market approach. The Company adopted these amended

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
accounting principles on October 1, 2009. This adoption did not have a material impact on the Company’s consolidated financial statements.
2. (Loss)/Earnings Per Common Share
The Company calculates its basic and diluted (loss)/earnings per share in accordance with ASC 260 “Earnings Per Share.” Basic (loss)/earnings per share is computed based upon weighted-average shares outstanding during the period. Dilutive (loss)/earnings per share is computed consistently with the basic computation while giving effect to all potentially dilutive common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, and unexercised options. The weighted-average shares outstanding were calculated as follows:

	Three Months Ended
	March 31
	2010	2009

Weighted average shares for basic (loss)/earnings per share	119,301,312	75,526,477

Effect of dilutive common share equivalents	—	4,271,195

Weighted average shares and dilutive common share equivalents for dilutive (loss)/earnings per share	119,301,312	79,797,672

The Company excluded approximately 1.0 million options, 3.0 million restricted stock awards, and 3.6 million restricted stock units from its computation of dilutive (loss)/earnings per share for the three months ended March 31, 2010, because they were anti-dilutive. No options, restricted stock awards or restricted stock units were excluded for the three months ended March 31, 2009.
3. Cash and Cash Equivalents
The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business. At March 31, 2010 and December 31, 2009, cash equivalents were approximately $7.7 million and $8.9 million, respectively. Cash and cash equivalents of approximately $30.6 million and $7.8 million, respectively, were held at one financial institution.
4. Receivables from and Payables to Brokers, Dealers, and Clearing Agencies
Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following:

	March 31	December 31
(In thousands of dollars)	2010	2009

Commissions receivable	$790	$1,285
Underwriting and syndicate fees receivable	2,429	618
Good faith deposits	751	751
Receivable from clearing organizations	9,701	17,143

Total receivables	$13,671	$19,797

Payable to clearing organizations	555,592	691,495

Total payables	$555,592	$691,495

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables from or Payables to brokers, dealers and clearing agencies on the Consolidated Statements of Financial Condition.
Securities transactions by customers of the Company’s broker-dealer subsidiaries, Broadpoint Capital and Broadpoint AmTech, are cleared through third parties under clearing agreements on a fully disclosed basis. Under these agreements, the clearing agents execute and settle customer securities transactions, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.
The clearing agencies may re-hypothecate all securities held on behalf of the Company.
5. Receivables from and Payables to Others
Amounts Receivable from or Payable to Others consist of the following:

	March 31	December 31
(In thousands of dollars)	2010	2009

Interest receivable	$5,058	$5,388
Investment banking fees receivable	3,541	3,865
Advisory fees receivable	2,172	2,345
Management fees receivable	288	78
Investment distributions receivable	—	1,995
Others	814	463

Total receivables	$11,873	$14,134

Draft payables	263	592
Payable to employees for the Employee Investment Funds (see Note 8)	960	697
Others	212	213

Total payables	$1,435	$1,502

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
6. Financial Instruments
Refer to Note 1 within the Company’s 2009 Annual Report on Form 10-K for a detailed discussion of accounting policies related to the Company’s securities transactions and derivative financial instruments.
ASC 820 defines fair value as the price that would be received upon the sale of an asset or paid upon the transfer of a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
ASC 820 also provides (i) general guidance on determining fair value when markets are inactive including the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services as well as (ii) additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly declined and guidance on identifying circumstances that indicate a transaction is not orderly. These provisions have not historically had a material effect on the Company’s consolidated financial statements.
Fair Valuation Methodology
Cash Instruments - These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business. These investments are valued at par, which represent fair value, and are reported as Level 1.
Securities Owned/Securities Sold But Not Yet Purchased - These financial assets represent investments in fixed income and equity securities.
Fixed income securities, which are traded in active markets, include on-the-run treasuries, federal agency obligations, asset and mortgage-backed securities including to-be-announced securities (“TBAs”). A TBA is a forward mortgage-backed securities whose collateral remains “to be announced” until just prior to the trade settlement, corporate debt and preferred stock. The on-the-run treasuries and TBAs are generally traded in active, quoted and highly liquid markets. These assets are generally classified as Level 1. TBAs, which are not issued within the next earliest date for issuance, are treated as derivatives and are generally classified as Level 1. As there is no quoted market for corporate debt, asset and mortgage-backed securities, and preferred stock, the Company utilizes observable market factors in determining fair value. These financial instruments are reported as Level 2. In certain circumstances, the Company may utilize unobservable inputs that reflect management’s own assumptions about the assumptions market participants would make. These financial assets are reported as Level 3.
In determining fair value for Level 2 financial instruments, management utilizes benchmark yields, reported trades for comparable trade sizes, issuer spreads, benchmark securities, bids and offers. These inputs relate either directly to the financial asset being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions). Additionally, for certain mortgage-backed securities, management also considers various characteristics such as issuer, underlying collateral, prepayment speeds, cash flows and credit ratings.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In determining fair value for Level 3 financial instruments, management maximizes the use of market observable inputs when available. Management utilizes factors such as bids that were received, spreads to the yield curve on similar offered financial assets, or comparing spreads to similar financial assets that traded and had been priced through an independent pricing source. Management considers these pricing methodologies consistent with assumptions in how other market participants value certain financial assets. These pricing methodologies involve management judgment and lead to a Level 3 classification.
Management then evaluates the fair value against other factors it deems relevant. These factors may be a recent purchase or sale of the financial asset at a price that differs from the fair value based upon observable inputs or economic events that impact the value of the asset such as liquidity in the market, political events or observations of equity curves related to the issuer. These same factors are utilized to value Level 3 financial assets where no observable inputs are available.
Equity securities are valued at quoted market prices. These financial assets are reported as Level 1 when traded in active markets. Equity securities that are subject to legal restrictions on transfer are classified as Level 2. When quoted prices are not available, valuation models are applied to these financial assets. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Accordingly, these financial assets are recorded as Level 3.
Derivatives - In connection with mortgage-backed and U.S. government securities trading, the Company economically hedges certain exposure through the use of TBAs and exchange traded treasury futures contracts. TBAs, which are not due to settle within the next earliest date for settlement, are accounted for as derivatives. These derivatives are traded in an active quoted market and therefore generally classified as Level 1.
Investments - These financial assets primarily represent the Company’s investment in FA Technology Ventures L.P. (the “Partnership”), which was formed for purposes of investing in early and expansion stage companies in the information and new energy technology sectors. Valuation techniques predominantly include consideration of comparable market transactions and the use of valuation models to determine the discounted value of estimated future cash flows, adjusted as appropriate for market and/or other risk factors. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity and are accordingly, classified as Level 3.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the categorization of the financial instruments within the fair value hierarchy at March 31, 2010:

	Assets at Fair Value

(In thousands of dollars)	Level 1	Level 2	Level 3	Total

Cash instruments (1)	$33,388	$—	$—	$33,388
Securities owned (2)
Agency mortgage-backed securities	—	715,029	4,759	719,788
Commercial mortgage-backed securities	—	—	48,859	48,859
Debt securities issued by U.S. Government and federal agency obligations	6,337	18,515	—	24,852
Preferred stock	—	17,380	—	17,380
Residential mortgage-backed securities	—	—	9,081	9,081
Other debt obligations	—	—	5,612	5,612
Corporate debt securities	—	4,195	1	4,196
Collateralized debt obligations	—	—	1,604	1,604
Equity securities	—	663	60	723
Derivatives (2)	265	—	—	265
Investments	—	—	19,756	19,756

Total financial assets at fair value	$39,990	$755,782	$89,732	$885,504

	Liabilities at Fair Value

(In thousands of dollars)	Level 1	Level 2	Level 3	Total

Securities sold but not yet purchased (2)
U.S. Government and federal agency obligations	$93,185	$—	$—	$93,185
Equity securities	—	2,150	—	2,150
Corporate debt securities	—	634	—	634
Preferred stock	—	99	—	99
Derivatives (2)	107	—	—	107

Total financial liabilities at fair value	$93,292	$2,883	$—	$96,175

(1)	Cash instruments include Cash segregated for regulatory purposes of $0.1 million in the Consolidated Statements of Financial Condition.

(2)	Unrealized gains/(losses) relating to derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.
Included below is a discussion of the characteristics of the Company’s Level 2 and Level 3 holdings. Unless otherwise stated, fair value of Level 2 assets are determined based upon observable third party information including recent trading activity, broker quotes and other relevant market data as noted above. Fair value for level 3 assets are based predominantly on management’s own assumptions about the assumptions market participants would make. The Company generally does not utilize internally developed valuation models to determine fair value during the relevant reporting periods for any holdings other than its investments in partnerships.
The Company’s agency mortgage-backed securities positions classified as Level 2, of approximately $715.0 million, have an average loan size of approximately $175,000 paying interest of 6.6%, with a weighted average FICO score of 710. This portfolio has an average coupon remitting payment of 6.2% and has an average annualized constant prepayment rate of approximately 30%. This prepayment rate reflects Freddie Mac’s buybacks of aged delinquent loans at par during the quarter, which impacted this rate by approximately 8 percentage points. Fair value is determined through a combination of matrix pricing as well as the information noted in the preceding paragraph.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s Level 2 debt securities issued by U.S. Government and federal agency obligations of approximately $18.5 million have an average coupon of 4.4% and average maturity of 2023.
The Company’s preferred stock holdings of approximately $17.4 million has an average coupon of 8.2% and average credit rating of BBB.
The Company’s holdings of corporate debt securities classified as Level 2 of approximately $4.2 million have an average credit rating of BB-, have an average issuance year of 2008 and an average maturity of 2022.
The Company’s Level 3 agency mortgage-backed securities positions of approximately $4.8 million have an average loan size of $134,000 paying interest of 6.4%, with an average coupon of 1.9% and an average vintage of 2004.
The Company’s portfolio of Level 3 commercial mortgage backed securities of approximately $48.9 million are primarily mezzanine, have an average credit rating of BB- and issuance year of 2005.
The Company’s portfolio of Level 3 non-agency residential mortgage backed securities of approximately $9.1 million are primarily mezzanine, have an average credit rating of CCC- and have experienced on average, a default rate of 9.4% and 56% severity.
The Company’s portfolio of Level 3 other debt obligations include a portfolio of approximately $5.6 million asset backed securities, paying floating interest rates currently at less than 1%, with an average credit rating of AA+, an average vintage of 2006 and average annualized constant prepayment rate of 24.7%.
The Company’s investments of approximately $19.8 million classified as Level 3, includes the Company’s investment in the Partnership of approximately $18.5 million. The Partnership invests primarily in equity securities of closely held private companies, and also invests in equity securities in public companies which are generally subject to legal restrictions on transfer. The Partnership is comprised of approximately 25 holdings and fair value is determined based upon the nature of the underlying holdings. The Company has classified its entire investment as Level 3, as the Partnership is predominantly comprised of private companies.
-	Investments in privately held companies: Valuation techniques include consideration of comparable market transactions (market approach) and utilizing the discounted value of estimated future cash flows, as adjusted for market and/or other risk factors. Relevant inputs include the current financial position and current and projected operating results of the issuer, sales prices of recent public or private transactions in the same or similar securities, significant recent events affecting the issuer, the price paid by the Partnership to acquire the asset, subsequent rounds of financing, completed or pending third-party transactions in the underlying investment or comparable issuers, recapitalizations and other transactions across the capital structure.

-	Investments in public companies: Valuation is based on quoted market prices in active markets and adjusted as a result of legal restrictions on transfer.
The Company’s Level 3 investments also include approximately $1.2 million as a result of the consolidation of the Employee Investment Funds and other miscellaneous investments of approximately $0.4 million. For additional information regarding the Company’s investments, refer to Note 8.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the categorization of the financial instruments within the fair value hierarchy at December 31, 2009:

	Assets at Fair Value

(In thousands of dollars)	Level 1	Level 2	Level 3	Total

Cash instruments (1)	$25,097	$—	$—	$25,097
Securities owned (2)
Agency mortgage-backed securities	—	870,529	5,082	875,611
Commercial mortgage-backed securities	—	80	32,585	32,665
Debt securities issued by U.S. Government and federal agency obligations	29,718	—	—	29,718
Preferred stock	—	10,701	—	10,701
Other debt obligations	—	—	9,775	9,775
Collateralized debt obligations	—	—	7,371	7,371
Corporate debt securities	—	5,877	1	5,878
Residential mortgage-backed securities	—	69	5,177	5,246
Equities	—	643	60	703
Derivatives (2)	2,033	—	—	2,033
Investments	—	—	19,326	19,326

Total financial assets at fair value	$56,848	$887,899	$79,377	$1,024,124

	Liabilities at Fair Value

(In thousands of dollars)	Level 1	Level 2	Level 3	Total

Securities sold but not yet purchased (2)
U.S. Government and federal agency obligations	$66,946	$—	$—	$66,946
Corporate debt securities	—	6,029	—	6,029
Derivatives (2)	13	—	—	13

Total financial liabilities at fair value	$66,959	$6,029	$—	$72,988

(1)	Cash instruments include Cash segregated for regulatory purposes of $0.1 million in the Consolidated Statements of Financial Condition.

(2)	Unrealized gains/(losses) relating to Derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.
The Company reviews which level financial instruments are classified on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur between levels. The Company’s policy is to utilize an end of period convention for determining transfers in or out of Levels 1, 2 and 3. During the three month period ended March 31, 2010, there were no transfers between Level 1 and 2.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the changes in the Company’s Level 3 financial instruments for the three month period ended March 31, 2010:

		Commercial	Residential	Collateralized	Agency	Corporate
	Other Debt	Mortgage-backed	Mortgage-backed	Debt	Mortgage-backed	Debt
(In thousands)	Obligations	Securities	Securities	Obligations	Securities	Securities	Equities	Investments	Total

Balance at December 31, 2009	$9,775	$32,585	$5,177	$7,371	$5,082	$1	$60	$19,326	$79,377
Realized gains/(losses) (1)	1	(18)	(141)	—	(131)	—	—	9	(280)
Unrealized gains/(losses) (1)	2,234	4,671	529	125	2	—	—	141	7,702
Purchases	5,562	44,424	8,380	48	—	—	—	280	58,694
Sales	(11,904)	(32,785)	(4,730)	(5,939)	(47)	—	—	—	(55,405)
Issuances	—	—	—	—	—	—	—	—	—
Settlements	(56)	(18)	(134)	(1)	(147)	—	—	—	(356)
Transfers in and/or out of Level 3 (2)	—	—	—	—	—	—	—	—	—

Balance at March 31, 2010	$5,612	$48,859	$9,081	$1,604	$4,759	$1	$60	$19,756	$89,732

Change in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$2,234	$4,671	$529	$125	$2	$—	$—	$141	$7,702

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	During the three month period ended March 31, 2010 there were no transfers in or out of Level 3.
The following tables summarize the changes in the Company’s Level 3 financial instruments for the three month period ended March 31, 2009:

	Securities
(In thousands of dollars)	owned	Investments	Total

Balance, December 31, 2008	$24,381	$15,398	$39,779
Realized gains/(losses) (1)	(1,070)	(12)	(1,082)
Unrealized gains/(losses) (1)	(1,597)	2	(1,595)
Purchases, sales and settlements	(699)	(9)	(708)
Transfers in and/or out of Level 3 (2)	(5,042)	—	(5,042)

Balance, March 31, 2009	$15,973	$15,379	$31,352

Change in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$(3,375)	$600	$(2,775)

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	During the three month period ended March 31, 2009 there was a net transfer out of approximately $5.0 million from Level 3. These transfers were primarily investment grade performing mortgage and asset backed securities.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s assets measured at fair value on a nonrecurring basis solely relate to Goodwill arising from various business combinations which would be classified as Level 3 within the fair value hierarchy. Refer to Note 9 for additional information, including changes in balances from prior reporting periods.
7. Securities Owned and Sold, but Not Yet Purchased
Refer to Note 1 within the Company’s 2009 Annual Report on Form 10-K for a detailed discussion of the accounting policies related to the Company’s securities transactions and derivative financial instruments.
Securities owned and sold, but not yet purchased consisted of the following at:

	March 31, 2010		December 31, 2009
		Sold, but not yet		Sold, but not yet
(In thousands of dollars)	Owned	Purchased	Owned	Purchased

Marketable Securities
Agency mortgage-backed securities	$719,788	$—	$875,611	$—
Non-agency mortgage-backed securities	57,940	—	37,911	—
U.S. Government and federal agency obligations	24,852	93,185	29,718	66,946
Preferred stock	17,380	99	10,701	—
Corporate debt securities	4,196	634	5,878	6,029
Other debt obligations	7,216	—	17,146	—
Equities	723	2,150	703	—
Derivatives	265	107	2,033	13
Not Readily Marketable Securities
Investment securities with no publicly quoted market	19,756	—	19,326	—

Total	$852,116	$96,175	$999,027	$72,988

Securities not readily marketable are principally the Company’s investments in publicly and privately held companies and private equity securities. Refer to Note 8 for further information.
The Company’s subsidiaries utilize derivatives for various economic hedging strategies to actively manage their market and liquidity exposures. This strategy includes the purchase and sale of securities on a when-issued basis and entering into exchange traded treasury futures contracts. At March 31, 2010 and December 31, 2009, the Company’s subsidiaries had no open futures contracts, no outstanding underwriting commitments, had not entered into any TBA purchase agreements, and had entered into 16 and 17 open TBA sale agreements in the notional amount of $201.7 million and $280.5 million, respectively. Total losses recognized in the Consolidated Statements of Operations associated with these hedging strategies were $2.9 million and $2.8 million, respectively for the three month periods ending March 31, 2010 and 2009, respectively.
8. Investments
Refer to Note 1 within the Company’s 2009 Annual Report on Form 10-K for a detailed discussion of the accounting policy related to the Company’s investments included within the policy titled “Securities Transactions” and Note 6 within this Quarterly Report on Form 10-Q for additional information regarding valuation techniques and inputs related to the Company’s investment in the Partnership.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s investment portfolio includes interests in publicly and privately held companies and private equity securities. Information regarding these investments has been aggregated and is presented below.

	March 31	December 31
(In thousands of dollars)	2010	2009

Fair Value
Investment in the Partnership	$18,164	$18,012
Consolidation of Employee Investment Funds, net of Company’s ownership interest, classified as Private Investment	1,233	977
Other	359	337

Total fair value	$19,756	$19,326

Investment gains and losses are comprised of the following:

	Three Months Ended
	March 31,
(In thousands of dollars)	2010	2009

Private (realized and unrealized gains and losses)	$150	$(9)

The Company has an investment in the Partnership of approximately $18.2 million and approximately $18.0 million at March 31, 2010 and December 31, 2009, respectively. The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital. FA Technology Ventures Corporation (“FATV”), a wholly-owned subsidiary, is the investment advisor to the Partnership. The Company is committed to invest an additional $1.0 million to the Partnership. At March 31, 2010 and December 31, 2009, total Partnership capital for all investors in the Partnership equaled $71.8 million and $71.2 million, respectively. The Partnership is scheduled to terminate in July 2011, unless extended for a maximum period of 2 additional years. This is the Company’s best estimate of the timeframe to liquidation. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represented the Company’s maximum exposure to loss in the Partnership at March 31, 2010 and December 31, 2009. Revenues derived from the Partnership and any parallel funds for the three month periods ended March 31, 2010 and 2009 were $0.2 million and $0.2 million, respectively.
The Company has recorded the employees’ portion of the fair value and related unrealized gains/(losses) associated with its Employee Investment Funds (“EIF”) in its consolidated financial statements. The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. Income of approximately $0.3 million and $0.0 million, recorded as Investment gains/losses, related to EIF as of March 31, 2010 and 2009, respectively, is offset in consolidation within Fees and other income and is recorded as Payable to others in the Consolidated Statement of Financial Condition. The fair value of the Company’s investment in the EIF at March 31, 2010 and December 31, 2009 was $0.1 million and $0.1 million, respectively. At March 31, 2010 and December 31, 2009, the Company has outstanding loans of $0.3 million and $0.3 million, respectively, to the EIF. The effect of recording the EIF in the Company’s consolidated Statement of Financial Condition at March 31, 2010 was to increase Investments by $1.2 million, decrease Receivable from others by $0.3 million and increase Payable to others by $1.0 million. The amounts in Payable to others relates to the value of the EIF owned by employees.
9. Goodwill and Intangible Assets
Refer to Note 1 within the Company’s 2009 Annual Report on Form 10-K for a detailed discussion of the accounting policy related to goodwill and intangible assets.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill

	Reporting Unit	Reporting Unit	Reporting Unit
(In thousands)	Broadpoint Descap	Equities	Investment Banking	Total

Goodwill
Balance at December 31, 2009	$17,364	$8,928	$79,402	$105,694
Contingent consideration	—	447	—	447

Balance at March 31, 2010	$17,364	$9,375	$79,402	$106,141

During the three month period ended March 31, 2010, goodwill allocated to the Equities reporting unit increased by approximately $0.4 million related to contingent consideration associated with the Company’s Broadpoint AmTech acquisition. Refer to Note 12 for additional information.
The Company has designated its annual goodwill impairment testing dates for its Broadpoint Descap, Equities and Investment Banking reporting units to be December 31, October 1, and June 1, respectively. The fair value of the Broadpoint Descap reporting unit was substantially in excess of its carrying value, and consequently the Company does not believe an impairment charge to be likely in future periods. The fair value of the Equities reporting unit exceeded its carrying value by approximately 36% as of October 1, 2009. The annual goodwill impairment test for the Company’s Investment Banking reporting unit is scheduled for the second quarter of 2010.
The Company used a combination of the market and income approaches to determine the fair value of the Equities reporting unit. Key assumptions utilized in the market approach included the use of multiples of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”) based upon available comparable company market data. The Company also utilizes a discounted cash flow analysis, utilizing a discount rate which includes an estimated cost of debt and cost of equity and capital structure based upon observable market data.
There is a degree of uncertainty associated with the key assumptions utilized within the annual goodwill impairment tests. The discounted cash flow assumptions include an estimated growth rate which may not be indicative of actual future results. In addition, a downturn in the market may widen credit spreads resulting in a larger discount rate being utilized in the discounted cash flow analysis and could also have an adverse effect on the market multiples of our guideline companies. Such uncertainties may cause varying results in future periods.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible Assets

	March 31	December 31
(In thousands)	2010	2009

Intangible assets (amortizable):
Broadpoint Securities, Inc. — Customer relationship
Gross carrying amount	$641	$641
Accumulated amortization	(316)	(303)

Net carrying amount	325	338

Broadpoint Debt Capital Markets — Customer relationship
Gross carrying amount	795	795
Accumulated amortization	(332)	(293)

Net carrying amount	463	502

American Technology Research — Customer relationship
Gross carrying amount	6,960	6,960
Accumulated amortization	(908)	(756)

Net carrying amount	6,052	6,204

American Technology Research — Covenant not to compete
Gross carrying amount	330	330
Accumulated amortization	(165)	(137)

Net carrying amount	165	193

American Technology Research — Trademarks
Gross carrying amount	100	100
Accumulated amortization	(100)	(100)

Net carrying amount	—	—

Gleacher Partners — Trade name
Gross carrying amount	7,300	7,300
Accumulated amortization	(299)	(208)

Net carrying amount	7,001	7,092

Gleacher Partners — Backlog
Gross carrying amount	420	420
Accumulated amortization	(420)	(410)

Net carrying amount	—	10

Gleacher Partners — Non compete agreement
Gross carrying amount	700	700
Accumulated amortization	(191)	(133)

Net carrying amount	509	567

Gleacher Partners — Customer relationships
Gross carrying amount	6,500	6,500
Accumulated amortization	(2,830)	(2,143)

Net carrying amount	3,670	4,357

Total Intangible assets	$18,185	$19,263

Customer related intangible assets are being amortized from 3 to 12 years; covenant not to compete assets are being amortized over 3 years; trademark assets are being amortized from 1 to 20 years; and backlog investment banking projects are being amortized over 0.6 years. Total amortization expense recorded in the Consolidated Statements of Operations for the three-month period ended March 31, 2010 and 2009 was approximately $1.1 million and $0.3 million, respectively.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future amortization expense as of March 31, 2010 is estimated as follows:

(In thousands of dollars)

2010 (remaining)	$2,620
2011	3,047
2012	1,928
2013	1,050
2014	1,024
2015	1,024
Thereafter	7,492

Total	$18,185

10. Property, Plant and Equipment
Refer to Note 1 within the Company’s 2009 Annual Report on Form 10-K for a detailed discussion of the accounting policy related to property, plant and equipment.
Property, plant and equipment consist of the following:

	March 31	December 31
(In thousands of dollars)	2010	2009

Furniture and fixtures	$2,560	$2,001
Communications and data processing equipment	6,772	6,583
Leasehold improvements	5,985	5,051
Software	1,146	999

Total	16,463	14,634

Less: accumulated depreciation and amortization	11,909	11,565

Total property, plant and equipment	$4,554	$3,069

Depreciation expense for the three months ended March 31, 2010 and 2009 was $0.3 million and $0.3 million, respectively.
11. Other Assets
Other assets consist of the following:

	March 31	December 31
(In thousands of dollars)	2010	2009

Prepaid expenses	$6,656	$6,580
Deposits	4,187	4,182
Other	266	212

Total other assets	$11,109	$10,974

12. Commitments and Contingencies
FA Technology Ventures
As of March 31, 2010, the Company had a commitment to invest up to an additional $1.0 million in the Partnership. The period for new investments expired in July 2006; however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may make capital calls on this commitment up through July 2011 for additional

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
investments in portfolio companies and for the payment of management fees.
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
Broadpoint AmTech — Contingent Consideration
In connection with the Company’s acquisition of Broadpoint AmTech in October 2008, the sellers have the right to receive earnout payments consisting of the profits earned by Broadpoint AmTech for fiscal years through 2011 up to an aggregate of $15 million in such profits, and 50% of such profits in excess of $15 million. Based on the profits earned by Broadpoint AmTech in the periods ended March 31, 2010 and March 31, 2009, $0.4 million and $0.8 million of contingent consideration has been recorded as additional purchase price as an increase to Goodwill in the Consolidated Statements of Financial Condition.
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
Future minimum annual lease payments, and sublease rental income as of March 31, 2010, are as follows:

	Future Minimum	Sublease Rental
(In thousands of dollars)	Lease Payments	Income	Net Lease Payments

2010 (remaining)	$5,863	$1,256	$4,607
2011	7,145	1,590	5,555
2012	7,017	1,566	5,451
2013	6,920	1,508	5,412
2014	6,041	860	5,181
Thereafter	49,892	502	49,390

Total	$82,878	$7,282	$75,596

Rental expense, net of sublease rental income, for the three month periods ended March 31, 2010 and 2009 approximated $1.7 million and $1.3 million, respectively.
Litigation
Refer to Note 1 within the Company’s 2009 Annual Report on Form 10-K for a detailed discussion of the accounting policy related to contingencies.
Due to the nature of the Company’s business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings. These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities and employment matters. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position. In addition, the securities industry is highly regulated. The Company and its subsidiaries are subject to both routine and unscheduled regulatory

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years securities firms have been subject to increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries. Periodically the Company and its subsidiaries receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The responses to these communications have in the past resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company’s business.
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
Letters of Credit
The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $4.0 million at March 31, 2010. The letter of credit agreements were collateralized by cash of $4.0 million included in Other assets at March 31, 2010.
Other
The Company, in the normal course of business, provides guarantees to third parties with respect to the obligations of certain of its subsidiaries.
The Company’s broker-dealer subsidiaries are parties to clearing agreements with clearing agents in connection with their securities trading activities. If the clearing agent incurs a loss, it has the right to pass the loss through to such subsidiaries, which, as a result, exposes the Company to off-balance-sheet risk. The subsidiaries have retained the right to pursue collection or performance from customers who do not perform under their contractual obligations. The Company monitors customer balances on a daily basis along with the credit standing of the clearing agent. The Company also indemnifies some clients against potential losses incurred for non-performance by the specified third-party service providers, including subcustodians. As the potential amount of losses during the term of this contract has no maximum, the Company believes there is no maximum amount assignable to these indemnification obligations. However, the Company has historically made no material payments under these arrangements and believes that it is unlikely that any material payments will be made in the future and therefore no liability related to these indemnifications has been recognized in the Consolidated Statements of Financial Condition as of March 31, 2010 and December 31, 2009.
The Company provides representations and warranties to counterparties in connection with a variety of transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties and occasionally certain other liabilities. These indemnifications cannot be estimated. However, the Company has historically made no material payments under these agreements and believes that it is unlikely it will have to make material payments in the future and therefore has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13 Income Taxes
Refer to Note 1 within the Company’s 2009 Annual Report on Form 10-K for a detailed discussion of the accounting policy related to income taxes. During interim periods, the Company calculates and reports an estimated annual effective income tax rate pursuant to ASC 740-270 “Income Taxes - Interim Reporting.”
The Company’s effective income tax rate with respect to income from continuing operations for the three month period ended March 31, 2010 of 89.9%, resulted in an income tax benefit of approximately $1.8 million. The effective income tax rate includes the benefit of a discrete item of 41.6% due to the reversal of prior year non-deductible share-based compensation previously granted to the Company’s former Chief Executive Officer. In 2009, the compensation was not deductible due to the application of IRC Section 162(m), but became deductible as a result of the officer’s separation from the Company in the first quarter. The effective rate also differs from the statutory rate of 35% primarily due to state and local income taxes, preferred stock dividends, non-deductible compensation and meals and entertainment expenses.
The Company’s effective income tax rate from continuing operations for the three month period ended March 31, 2009 of 46.7% differs from the statutory rate of 35% primarily due to the Company’s valuation allowance, the impact of internal Revenue Code §382, state and local income taxes and non-deductible preferred stock dividends and a portion of meals and entertainment.
The Company’s deferred tax assets increased approximately $5.8 million during the three month period ended March 31, 2010, primarily due to share-based compensation expense recognized during the quarter. Refer to Note 14 for additional details.
14. Share-Based Compensation Plans
Refer to Note 1 within the Company’s 2009 Annual Report on Form 10-K for a detailed discussion of the accounting policy related to share-based compensation.
The Company recognized share-based compensation expense related to its various employee and non-employee director share-based incentive plans of approximately $18.6 million and $2.7 million for the three month periods ended March 31, 2010 and 2009, respectively. Share-based compensation expense recognized for the three month period ended March 31, 2010 included approximately $12.7 million of share-based compensation expense due to the acceleration of expense recognition related to the Company’s former Chief Executive Officer’s and former Chief Financial Officer’s separation from the Company during the quarter.
During the three month period ended March 31, 2010, the Company granted approximately 1.9 million restricted stock awards with an average grant date fair value of $3.59 per award and approximately 1.4 million restricted stock units (“RSUs”), with an average grant date fair value of $3.90 per RSU in connection with its annual incentive awards. At March 31, 2010, the Company has approximately 22.5 million shares available for future awards.
During the three month period ended March 31, 2010, participants exercised 1.3 million shares of options with a weighted average exercise price of $2.31.
Windfall tax benefits of approximately $2.0 million were recorded as an increase to Additional paid-in capital during the three month period ended March 31, 2010.
15. Net Capital Requirements
Broadpoint Capital is subject to the net capital requirements of Rule 15c3-1 of the Securities and Exchange Act of 1934, as amended (the “Net Capital Rule”), as well as the Commodity Futures Trading Commission’s net capital requirements (“Regulation 1.16”), which require the maintenance of a minimum net capital. Broadpoint Capital has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions (as defined) or

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$0.25 million, whichever is greater. As an introducing broker-dealer, Broadpoint Capital’s minimum requirement under Regulation 1.16 is also $0.25 million. As of March 31, 2010, Broadpoint Capital had net capital, as defined, of $63.1 million, which was $62.8 million in excess of the $0.25 million required minimum net capital.
Broadpoint AmTech is also subject to the net capital rule, which requires the maintenance of minimum net capital of $0.10 million or 6 2/3 percent of aggregate indebtedness, whichever is greater. Aggregate indebtedness to net capital must also not exceed 15:1. At March 31, 2010, Broadpoint AmTech had net capital, as defined, of $3.6 million, which was $3.4 million in excess of its required minimum net capital of $0.24 million. Broadpoint AmTech ratio of aggregate indebtedness to net capital was 99:1.
Gleacher Partners, LLC (“Gleacher Partners”) is also subject to the net capital rule, which requires the maintenance of minimum net capital. Gleacher Partners has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater. As of March 31, 2010, Gleacher Partners had net capital, as defined, of $0.7 million, which was $0.5 million in excess of the $0.25 million required minimum net capital.
16. Trading Activities
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
Market Risk
As of March 31, 2010, the Company had approximately $29.4 million of securities owned which were considered non-investment grade. Non-investment grade securities are defined as debt and preferred equity securities rated as BB+ or lower or equivalent ratings by recognized credit rating agencies. These securities have different risks than investment grade rated investments because the companies are typically more highly leveraged and therefore more sensitive to adverse economic conditions and the securities may be more thinly traded or not traded at all.
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

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Our best strategy to manage credit spread and credit rating risk is high inventory turnover, where we minimize the amount of and time window during which we hold these securities, in some cases by arranging the sale before committing to the purchase. Given this strategy, we maintain low inventory levels in these securities.
The Company’s primary sources of funding are through its clearing broker and through the repurchase markets. While the Company currently has no additional sources of borrowing, the Company continues to explore other channels to build a network of funding sources in order to reduce funding/liquidity risk. The Company has various strategies, policies and processes in place to monitor and mitigate liquidity risk, including maintaining excess liquidity, maintaining conservative leverage ratios, diversifying our funding sources and actively managing the asset/liability terms of our trading business should additional or alternative funding sources be required.
The Company does not currently make markets in equity securities or maintain significant equity security positions in inventory and is therefore not significantly exposed to equity price risk.
The Company also has sold securities that it does not currently own and is therefore obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements at March 31, 2010 and December 31, 2009 at market values of the related securities and will incur a loss if the market value of the securities increases subsequent to March 31, 2010 and December 31, 2009.
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
The Company may also purchase securities that are individually significant positions within its inventory. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold.
Securities transactions by customers of the Company’s broker-dealer subsidiaries, Broadpoint Capital and Broadpoint AmTech, are cleared through third parties under clearing agreements. Under these agreements, the clearing agents execute and settle customer securities transactions, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
17. Fair Value of Financial Instruments
Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short-term nature, with the exception of mandatorily redeemable preferred stock and subordinated debt. Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealer and clearing organizations, related parties and others. The fair value of the mandatorily redeemable preferred stock at March 31, 2010 and December 31, 2009 was approximately $28.0 million, based upon an estimate for the Company’s current borrowing rate. The fair value of the subordinated debt at March 31, 2010 and December 31, 2009 approximated fair value based on current rates available.
18. Segment Analysis
Currently, our business model operates through the following five business segments:
•	Broadpoint Descap – The Broadpoint Descap segment provides sales and trading services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”), whole loans, swaps and other securities and generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients. The Broadpoint Descap team has developed relationships with institutional investors, including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors, by providing value-added investment ideas and access to execution services and inventory capital. Broadpoint Descap also provides execution services for institutional investor customer trades where it seeks to match buy side demand with sell side supply to achieve best execution and liquidity for participating parties.

•	Debt Capital Markets – The Company’s Debt Capital Markets segment provides sales and trading on corporate debt securities including bank debt and loans, investment grade and high-yield debt, convertibles, distressed debt, preferred stock and reorganization equities to corporate and institutional investor clients. The segment generates revenues from spreads and fees on trades executed and on intraday principal and riskless principal transactions on behalf of clients. The Debt Capital Markets team has developed relationships with institutional investors, including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors, by providing value-added investment ideas and access to execution services.

•	Investment Banking – The Company’s Investment Banking segment provides a broad range of financial advisory services with regard to mergers and acquisitions, restructurings and corporate finance-related matters. In addition, it raises capital for corporate clients through underwritings and private placements of debt and equity securities.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Equities — The Company’s Equities segment, which operates through its Broadpoint AmTech broker-dealer subsidiary, provides sales, trading and research on equity securities and generates revenues through cash commissions on customer trades and hard-dollar fees for services and corporate repurchase activities. The Equities team consists of research and other professionals that seek to provide quantitative, value-added, differentiated insight on stocks primarily in the technology, aerospace and defense and clean tech sectors. Institutional sales professionals deliver investment ideas generated by our research to institutional investor clients, including mutual funds, hedge funds, investment managers and investment advisors.

•	Other — The Company’s Other segment includes the results from its venture capital business, amortization of intangible assets arising from business acquisitions and costs related to corporate overhead and support, including various fees associated with legal and settlement expenses. This segment generates venture capital business revenue through the management and investment of venture capital funds.
The Company’s business segments generate two types of revenues. Sales and trading net revenues consist of revenues derived from commissions, principal transactions, net interest, and other fee related revenues. Investment banking net revenues consist of revenues derived from a broad range of capital raising and financial advisory services. Certain expenses not directly associated with specific reportable business segments were not allocated to each reportable business segment’s net profits. These expenses are reflected in the Other segment.
Information concerning operations in these segments is as follows:

	Three Months Ended
	March 31,
(In thousands of dollars)	2010	2009

Net revenue (including net interest income)
Broadpoint Descap
Sales and trading	$36,183	$27,491
Investment banking	35	380

Total Broadpoint Descap	36,218	27,871

Debt Capital Markets
Sales and trading	21,902	30,829
Investment banking	4,092	1,870

Total Debt Capital Markets	25,994	32,699

Investment Banking	11,041	2,940

Equities
Sales and trading	4,686	6,107
Investment banking	—	—

Total Equities	4,686	6,107

Other	1,364	943

Total net revenue	$79,303	$70,560

(Loss)/income before income taxes and discontinued operations
Descap	$14,900	$12,990
Debt Capital Markets	3,846	4,164
Investment Banking	2,893	(24)
Equities	171	318
Other	(23,861)	(8,112)

(Loss)/income before income taxes and discontinued operations	$(2,051)	$9,336

The Company’s segments’ financial policies are the same as those described in Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Assets have not been reported by segment, as such information is not utilized by the chief operating decision maker. All assets and operations are located in the United States.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
19. Related Party Transactions
From time to time, the Company provides investment banking services and brokerage services to MatlinPatterson FA Acquisition LLC (“MatlinPatterson”) or its affiliated persons or entities, which services are provided by Broadpoint Capital, Inc. in the ordinary course of its business. As of February 28, 2010, MatlinPatterson controlled approximately 28% of our common stock and was therefore deemed to be a related party.
Investment banking revenue from related parties reported in the Consolidated Statements of Operations represents $0.3 million and $0.9 million of fees earned for the three month periods ended March 31, 2010 and 2009, respectively, for advisory engagements performed for MatlinPatterson or its affiliated persons or entities.
For the three month periods ended March 31, 2010 and 2009, MatlinPatterson paid $0.01 million and $0.2 million, respectively to Broadpoint Capital for brokerage services provided to MatlinPatterson or its affiliated persons or entities. This revenue is included in Principal transactions in the Consolidated Statements of Operations.
During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners of Unincorporated Business Tax. The Company believes that it has an off-setting claim against former Gleacher shareholders for any pre-acquisition tax liabilities, which is collateralized by shares of its common stock held in an escrow fund that was established at the closing of the Company’s acquisition of Gleacher to satisfy any indemnification obligations. The Company does not believe, in any event, that this or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations. The Company has a receivable of approximately $2.5 million recorded as of March 31, 2010 and December 31, 2009 in the Consolidated Statements of Financial Condition.
In connection with the acquisition of Gleacher Partners Inc. (the “Gleacher acquisition”), the Company has agreed to pay $10 million to the selling parties five years after closing the Transaction, subject to acceleration under certain circumstances. Such amount is recorded as of March 31, 2010 and December 31, 2009 within the Company’s Consolidated Statements of Financial Condition.
As further discussed in Note 12, in connection with the Company’s acquisition of Broadpoint AmTech, the Company has accrued contingent consideration of $2.0 million and $2.9 million, as of March 31, 2010 and December 31, 2009, respectively within the Consolidated Statements of Financial Condition.
Details on the amounts receivable from or payable to these various related parties are below:

	March 31	December 31
(In thousands)	2010	2009

Receivables from related parties
Former owners of Gleacher Partners	$2,549	$2,549
MatlinPatterson — Investment Banking	165	378
MatlinPatterson — Other	—	44

Total Receivables from related parties	$2,714	$2,971

Payables to related parties
Former shareholders of Gleacher Partners	$9,811	$9,778
Former shareholders of Broadpoint AmTech	1,965	2,900

Total Payables to related parties	$11,776	$12,678

20. Discontinued Operations
The Company continues to report the receipt and settlement of pending contractual obligations related to previously reported discontinued operations. Any such activity in the three month periods ending March 31, 2010 and March 31, 2009 is not material and relates to transactions consummated prior to the year beginning January 1, 2008.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
21. Restructuring
In 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure with its then current level of activity. The Company completed its restructuring plan to properly size its infrastructure in the third quarter of 2008.
In connection with the plan, the Company has a liability remaining of approximately $0.9 million at March 31, 2010, most of which relates to real estate exit/impairment costs. These real estate leases will expire in 2013.
The following tables summarize the changes in the Company’s liability relating to the plan for the three month period ended March 31, 2010:

(In thousands of dollars)

Balance, December 31, 2009	$889
Net Payments for sublease real estate impaired	(75)
Payment of exit expenses	(5)
Real Estate revaluation	100

Balance, March 31, 2010	$909

22. Subsequent Events
The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.
Leases
On April 12, 2010, the Company entered into a Lease Termination and Surrender Agreement (the “Lease Termination”) with Kato International LLC, (“Landlord”) with respect to the Company’s lease of the entire 31st floor (the “Premises”) of 12 East 49th Street, New York, New York 10017. Pursuant to the Lease Termination, the Company surrendered the Premises on April 30, 2010 and paid a termination fee and related commissions of approximately $3.4 million which has been recorded during the second quarter of 2010. In connection with the Lease Termination, the Letter of Credit securing the lease of approximately $1.3 million has also been terminated.
The Company entered into the Lease Termination in connection with the Company entering into a new lease agreement for its new headquarters at 1290 Avenue of the Americas, New York, New York 10104, which will be secured by a Letter of Credit of approximately $3.7 million.

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
Any forward-looking statement should be read and interpreted together with these documents, including the following:
•	the description of our business contained under Item 1 “Business,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009;

•	the risk factors contained under Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009;

•	the discussion of our legal proceedings contained in this report under Part II, Item 1 “Legal Proceedings;”

•	the discussion of our analysis of financial condition and results of operations contained in this report under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	the discussion of market, credit, operational and other risks impacting our business contained in this report under Item 3 “Quantitative and Qualitative Disclosures about Market Risk;”

•	the notes to the consolidated financial statements contained in this report contained in Item 1 “Financial Statements”; and

•	cautionary statements we make in our public documents, reports and announcements.
Any forward-looking statement speaks only as of the date on which that statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.
Business Overview
The Company is an independent, full-service investment bank that provides corporate and institutional clients with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis services, as well as securities brokerage services for institutional customers primarily in the United States. We are focused on growth through strategic acquisitions and hiring professionals that will contribute to our intellectual capital. Our

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
acquisitions generally include some form of contingent consideration or “earnout” which provides the opportunity for employees to participate in a share of the profits of their individual business unit. This model aligns those employees with both the short and long-term strategy of the Company. Our strategy also includes continued diversification of our earnings stream and balanced growth in investment banking in order to capitalize on the recent return of liquidity to the markets.
Currently, we operate through the following five business segments:
•	Broadpoint Descap — The Broadpoint Descap segment provides sales and trading services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, swaps and other securities and generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients. The Broadpoint Descap team has developed relationships with institutional investors, including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors, by providing value-added investment ideas and access to execution services and inventory capital. Broadpoint Descap also provides execution services for institutional investor customer trades where it seeks to match buy side demand with sell side supply to achieve best execution and liquidity for participating parties.

•	Debt Capital Markets — The Company’s Debt Capital Markets provides sales and trading on corporate debt securities including bank debt and loans, investment grade and high-yield debt, convertibles, distressed debt, preferred stock and reorganization equities to corporate and institutional investor clients. The segment generates revenues from spreads and fees on trades executed and on intraday principal and riskless principal transactions on behalf of clients. The Debt Capital Markets team has developed relationships with institutional investors, including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors, by providing value-added investment ideas and access to execution services.

•	Investment Banking — The Company’s Investment Banking segment provides a broad range of financial advisory services with regard to mergers and acquisitions, restructurings and corporate finance-related matters. In addition, it raises capital for corporate clients through underwritings and private placements of debt and equity securities.

•	Equities — The Company’s Equities segment, which operates through its Broadpoint AmTech broker-dealer subsidiary, provides sales, trading and research on equity securities and generates revenues through cash commissions on customer trades, corporate repurchase activities and hard-dollar fees for research and other services. The Equities team consists of research and other professionals that seek to provide quantitative, value-added, differentiated insight on stocks primarily in the technology, aerospace and defense and clean tech sectors. Institutional sales professionals deliver investment ideas generated by our research to institutional investor clients, including mutual funds, hedge funds, investment managers and investment advisors.

•	Other — The Company’s Other segment includes the results from its venture capital business, amortization of intangible assets arising from business acquisitions and costs related to corporate overhead and support, including various fees associated with legal and settlement expenses. This segment generates venture capital business revenue through the management and investment of venture capital funds.
We continue to evaluate market opportunities, and we believe there is significant opportunity to expand our revenue base. This includes continued growth through acquisition and/or hiring of sales and trading professionals with extensive client relationships.
Refer to Item 7 in the Company’s 2009 Annual Report on Form 10-K for additional information regarding material opportunities, challenges and risks related to our business.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Business Environment in the First Quarter 2010
The financial markets remained volatile during the first quarter of 2010, as international markets took their first steps in unwinding fiscal stimulus programs, coupled with uncertainties related to the European markets stemming from the Greek debt crisis. However, continued improvement in the U.S. economy and stronger than expected corporate earnings ultimately led to improvements in the stock markets with the Dow Jones and S&P rising approximately 4%-5% in the quarter. In addition, M&A markets have begun to rebound, although the extent and timing of a significant rise in transactions is uncertain.
While the financial markets remained strong during the first quarter of 2010, instability in the financial markets remain due to uncertainties related to bank regulation, the Federal Reserve’s plans to end its various economic stimulus programs and risks of inflation which may lead to higher interest rates. The potential tightening of credit and proposed reforms to regulation of banks and other financial institutions will have an unknown impact on the markets.
The results of our operations during the first quarter of 2010 have benefitted as a result of the continued rally in the financial markets. As these results are highly dependent on the environment in which our businesses operate, our first quarter results may not necessarily be indicative of what may be recognized in the future.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
FINANCIAL OVERVIEW
The Company prepares its consolidated financial statements using accounting principals generally accepted in the United States of America (“GAAP”). These consolidated financial statements are contained within Item 1 of this Quarterly Report on Form 10-Q.
Three Months Ended March 31, 2010 and 2009
For the first quarter of 2010, net revenues from continuing operations were $79.3 million, compared to $70.6 million for the first quarter of 2009. The 12 percent increase in net revenues was due to an increase in the Broadpoint Descap and Investment Banking segments partially offset by decreased revenues in the Debt Capital Markets and Equities segments. Non-interest expenses for the first quarter of 2010 of $81.4 million increased $20.1 million, or 33 percent, compared to $61.2 million in the first quarter of 2009 primarily due to compensation expense of $13.3 million associated with our former Chief Executive Officer (“CEO”) and the former Chief Financial Officer’s (“CFO”) separations from the Company. Net loss per diluted share from continuing operations for the first quarter of 2010 was $0.00, compared to net income per diluted share of $0.06 for the first quarter of 2009. The Company reported a consolidated net loss of $0.2 million for the first quarter of 2010, compared to net income of $5.0 million for the first quarter of 2009.

	Three Months Ended
	March 31
(In thousands of dollars)	2010	2009

Revenues:
Principal transactions	$46,306	$52,041
Commissions	4,165	4,902
Investment banking	14,798	4,260
Investment banking revenue from related party	300	930
Investment gains/(losses), net	150	(9)
Interest	16,161	10,648
Fees and other	910	1,490

Total revenues	82,790	74,262
Interest expense	3,487	3,702

Net revenues	79,303	70,560

Expenses (excluding interest):
Compensation and benefits	68,201	52,407
Clearing, settlement and brokerage	1,375	812
Communications and data processing	3,207	2,287
Occupancy, depreciation and amortization	2,246	1,788
Amortization of intangible assets	1,078	257
Selling	1,195	925
Other	4,052	2,748

Total expenses (excluding interest)	81,354	61,224

(Loss)/income before income taxes and discontinued operations	(2,051)	9,336

Income tax (benefit)/expense	(1,843)	4,357

(Loss)/income from continuing operations	(208)	4,979
(Loss)/income from discontinued operations, (net of taxes) (see Note 20, contained in Item 1 of this Form 10-Q)	(3)	42

Net (loss)/income	$(211)	$5,021

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Net Revenue
For the three month period ended March 31, 2010, net revenues from continuing operations were $79.3 million compared to $70.6 million for the three month period ended March 31, 2009. Commissions and principal transactions revenue decreased $6.4 million, or 11 percent, to $50.5 million from $56.9 million due to a decrease of $8.9 million in the Debt Capital Markets segment and $1.0 million in the Equities segment, which were partially offset by an increase in the Broadpoint Descap segment of $3.5 million. Investment Banking revenues increased $9.9 million, or 191 percent, to $15.1 million due to an increase in capital markets activity and advisory activity. Investment gains of $0.2 million remained relatively unchanged compared to investment losses of $0.01 million in the three month period ended March 31, 2009. Net interest income of $12.7 million increased $5.7 million, or 82 percent, compared to the three month period ended March 31, 2009, primarily due to coupon interest generated on higher inventory levels at Broadpoint Descap. Fees and other revenues of $0.9 million decreased $0.6 million, or 39 percent, primarily due to a decrease in payments received for equity research in our Equities segment.
Non-Interest Expense
Non-interest expenses for the first quarter of 2010 of $81.4 million increased $20.1 million, or 33 percent, compared to $61.2 million in the first quarter of 2009. The increase was primarily due to compensation expense associated with the separations of the former CEO and CFO from the Company.
Compensation and benefits expense increased $15.8 million, or 30 percent, to $68.2 million in the three month period ended March 31, 2010, primarily due to compensation expense associated with the separation of the former CEO and the former CFO from the Company. The Company recorded approximately $13.3 million of compensation related to the remaining amortization of the Company’s former CEO and the former CFO’s outstanding equity awards since the dates of their separations from the Company and additional severance expense and related employee benefits in connection with their departure during the quarter. Compensation expense also increased as a result of an increase in revenues of 12 percent. As is standard in the industry, the Company compensates many of its professional personnel with a percentage of, or otherwise based on, the net revenues generated by that professional or his or her business unit. Consequently, as net revenue increases, associated compensation expense increases. The increase in compensation and benefits expense was also due to an increase in support personnel that are necessary to manage the Company’s growth.
Clearing, settlement and brokerage costs of $1.4 million increased by $0.6 million, or 69 percent, compared to the prior year quarter. The quarter-over-quarter increase was due to greater trading volumes, and therefore an increase in the costs, as well as costs associated with the addition of the Rates group in February 2009 in our Broadpoint Descap segment.
Communications and data processing expense of $3.2 million increased by $0.9 million over the prior year quarter. The year-over-year increase was due to increased activity across all of our segments.
Occupancy and depreciation expense increased by $0.5 million, or 26 percent, to $2.2 million due to the leasing of additional office space.
Amortization of intangible assets increased by $0.8 million over the prior year quarter to $1.1 million due to the amortization of intangible assets relating to the Gleacher acquisition, which occurred in June of 2009.
Selling expense increased by $0.3 million, or 29 percent, over the prior year quarter to $1.2 million, primarily due to a Company-wide increase in sales activity.
Other expenses of $4.1 million increased $1.3 million, or 47 percent over the prior year quarter primarily due to higher professional service fees and the implementation of a new SIPC assessment fee.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Income Taxes
The Company’s effective income tax rate with respect to income from continuing operations for the three month period ended March 31, 2010 of 89.9%, resulted in an income tax benefit of approximately $1.8 million. The effective income tax rate includes the benefit of a discrete item of 41.6% due to the reversal of prior year non-deductible share-based compensation previously granted to the Company’s former CEO. In 2009, the compensation was not deductible due to the application of IRC Section 162(m), but became deductible as a result of the officer’s separation from the Company in the first quarter. The effective rate also differs from the statutory rate of 35% primarily due to state and local income taxes, preferred stock dividends, non-deductible compensation and meals and entertainment expenses.
The Company’s effective income tax rate from continuing operations for the three-month period ended March 31, 2009 of 46.7% differs from the statutory rate of 35% primarily due to the Company’s valuation allowance, the impact of Internal Revenue Code §382, state and local income taxes and non-deductible preferred stock dividends and a portion of meals and entertainment expenses.
Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures
During the first quarter of 2010, the Company recorded approximately $13.3 million of additional compensation expense as a result of the separation of the former CEO and the former CFO from the Company. Our income before income taxes and discontinued operations during the three month period ended March 31, 2010, adjusted to eliminate these additional compensation expenses, was approximately $11.3 million, compared to approximately $9.3 million in the prior year quarter. (Loss)/income before income taxes and discontinued operations adjusted for the elimination of such compensation is a non-GAAP financial measure. The Company has presented this non-GAAP financial measure to enhance an investor’s evaluation of the Company’s operating results. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP.
The following table sets forth a reconciliation of GAAP (loss)/income before income taxes and discontinued operations to non-GAAP income before income taxes and discontinued operations as adjusted for the elimination of compensation related to the separations of the Company’s former CEO and the former CFO from the Company, during the three month period ended March 31, 2010. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP.

	Three Months Ended
	March 31
(In thousands of dollars)	2010	2009

GAAP (loss)/income before income taxes and discontinued operations	$(2,051)	$9,336

Addback: Compensation expense (1)	13,306	—

Non-GAAP income before income taxes and discontinued operations	$11,255	$9,336

(1)	Represents (i) non-cash compensation related to the remaining amortization of the former CEO’s and the former CFO’s outstanding equity awards since the dates of their separations of approximately $12.7 million and (ii) additional severance expense and related employee benefits of approximately $0.6 million.
Segment Highlights
Three Months Ended March 31, 2010 and 2009
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

Broadpoint Descap	Three Months Ended March 31,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenue
Commissions and Principal transactions	$24,857	$21,388	16%
Investment banking	35	380	(91%)
Net interest	11,309	6,098	85%
Other	17	5	240%

Total net revenue	$36,218	$27,871	30%

Pre-tax contribution	$14,900	$12,990	15%

Broadpoint Descap Q1 2010 vs. Q1 2009
Broadpoint Descap net revenues increased 30 percent to $36.2 million in the first quarter of 2010. Commissions and principal transactions revenue increased by $3.5 million, or 16 percent, compared to the prior year quarter. This was due to increased trading volumes, which included a full quarter of activity in 2010 associated with the Rates group that began trading in February 2009 and an overall increase in the number of sales professionals. The addition of the Rates group in February 2009 and the increase in the number of sales professionals was partially offset by a tightening of spreads which tends to reduce revenue per transaction. Net interest income increased $5.2 million due to coupon interest received on increased inventory levels, which increase was partially offset by higher funding costs as a result of these increased inventory levels. Pre-tax contribution increased $1.9 million, or 15 percent, as a result of the increase in revenues, partially offset by higher compensation costs resulting from higher revenues and increases in headcount, as well as higher expenses attributable to the addition of the Rates group in February 2009.

Debt Capital Markets	Three Months Ended March 31,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenue
Commissions and Principal transactions	$21,803	$30,657	(29%)
Investment banking	4,092	1,870	119%
Net interest	94	172	(45%)
Other	5	—	N/A

Total net revenue	$25,994	$32,699	(21%)

Pre-tax contribution	$3,846	$4,164	(8%)

Debt Capital Markets Q1 2010 vs. Q1 2009
Debt Capital Markets net revenue decreased $6.7 million, or 21 percent, to $26.0 million in the first quarter of 2010. Commissions and principal transactions revenue decreased $8.9 million, or 29 percent, primarily due to a decrease in volumes and spreads. Investment banking revenues increased $2.2 million or 119 percent to $4.1 million due to an increase in capital markets activity. The Company served as joint book-running manager on two note offerings totaling $605 million and as sole deal manager on a $150 million debt exchange transaction. The revenue allocated to Debt Capital Markets for these transactions offset a decrease in placement fee revenues of $1.6 million. While net revenues declined $8.9 million, pre-tax contribution decreased $0.3 million, or 8 percent, primarily due to lower compensation costs as a result of the reduction in revenues.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Investment Banking	Three Months Ended March 31,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenue
Commissions and Principal transactions	$—	$—	N/A
Investment banking	10,971	2,940	273%
Net interest	1	—	N/A
Other	69	—	N/A

Total net revenue	$11,041	$2,940	276%

Pre-tax contribution/(loss)	$2,893	$(24)	N/A

Investment Banking Q1 2010 vs. Q1 2009
Investment Banking net revenue increased $8.1 million, or 276 percent, to $11.0 million. Advisory revenues increased to $7.0 million in the first quarter of 2010 from $2.9 million in first quarter of 2009 primarily due to $3.1 million in success fees recorded in the first quarter of 2010. Capital markets activity generated $4.0 million in the first quarter of 2010 compared to no revenues associated with capital markets activity in the first quarter of 2009. The overall increase includes revenues allocated to Investment Banking related to the previously mentioned note offerings totaling $605 million for which the Company served as joint book-running manager and the $150 million debt exchange transaction for which the Company served as sole deal manager. In June of 2009, the Company acquired Gleacher Partners, Inc., expanding the Company’s investment banking services offering to include mergers and acquisitions expertise. Pre-tax contribution increased $2.9 million primarily due to the increase in revenues which were partially offset by higher compensation costs attributable to the higher revenues.

Equities	Three Months Ended March 31,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenue
Commissions and Principal transactions	$3,818	$4,840	(21%)
Investment banking	—	—	N/A
Net interest	4	9	(56%)
Other	864	1,258	(31%)

Total net revenue	$4,686	$6,107	(23%)

Pre-tax contribution	$171	$318	(46%)

Equities Q1 2010 vs. Q1 2009
Equities net revenues decreased $1.4 million, or 23 percent, in the first quarter of 2010 compared to the first quarter of 2009. Commissions and principal transactions revenues decreased $1.0 million due to a decrease in volume. Other revenues decreased $0.4 million as a result of a decrease in payments received related to fee based research. Pre-tax contribution for the first quarter of 2010 and 2009 were relatively unchanged primarily due to the compensation structure of this segment.

Other	Three Months Ended March 31,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenue
Commissions and Principal transactions	$(7)	$58	N/A
Investment banking	—	—	N/A
Investment gains/(losses)	150	(9)	N/A
Net interest	1,266	667	90%
Other	(45)	227	N/A

Total net revenue	$1,364	$943	45%

Pre-tax (loss)	$(23,861)	$(8,112)	(194%)

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Other Q1 2010 vs. Q1 2009
Other net revenues of $1.4 million in the first quarter of 2010 increased $0.4 million compared to $0.9 million in the prior year quarter. Investment gains of $0.2 million remained relatively unchanged compared to investment losses of $0.01 million in the three month period ended March 31, 2009. Net interest income was $1.3 million compared to $0.7 million in the prior year quarter. The change in net interest was due to an increase in inter-company financing of the activities of other business segments, primarily related to the higher inventory levels of Broadpoint Descap. Pre-tax contribution decreased $15.7 million, or 194 percent compared to a pre-tax loss of approximately $8.1 million in the prior year quarter, primarily due to approximately $13.3 million of compensation expense related to the separation of our former CEO and the former CFO from the Company. Pre-tax loss was also impacted by an increase in expenses for the amortization of intangible assets related to the Gleacher acquisition, an increase in professional service fees and the implementation of a new SIPC assessment fee.
Financial Condition
The Company’s securities owned and investments comprised approximately 79% and 82% of total assets at March 31, 2010 and December 31, 2009, respectively. The Company primarily maintains these positions in order to facilitate its customer trading activities. The majority of these assets are financed by the Company’s clearing agents and periodically, through repurchase agreements, although no such agreements were open at March 31, 2010 and December 31, 2009. Payables to brokers, dealers and clearing agencies comprised approximately 77% and 86% of the Company’s total liabilities at March 31, 2010 and December 31, 2009, respectively.
Securities owned (including investments) and sold, but not yet purchased consisted of the following:

	March 31, 2010		December 31, 2009
		Sold, but		Sold, but
		not yet		not yet
(In thousands of dollars)	Owned	Purchased	Owned	Purchased

Marketable Securities
Agency mortgage-backed securities	$719,788	$—	$875,610	$—
Non-agency mortgage-backed securities	57,940	—	37,911	—
U.S. Government and federal agency obligations	24,852	93,185	29,718	66,946
Preferred stock	17,380	99	10,702	—
Corporate debt securities	4,196	634	5,878	6,028
Other debt obligations	7,216	—	17,146	—
Equities	723	2,150	703	1
Derivatives	265	107	2,033	13
Not Readily Marketable Securities
Investment securities with no publicly quoted market	19,756	—	19,326	—

Total	$852,116	$96,175	$999,027	$72,988

Refer to the Note 1 in the Company’s 2009 Annual Report on Form 10-K and Note 6 in the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with Accounting Standards Codification 820 “Fair Value Measurements and Disclosures” (“ASC 820”).
LIQUIDITY AND CAPITAL RESOURCES
The following discussion of the Company’s liquidity and capital resources highlights developments since December 31, 2009 and should be read in conjunction with the Company’s discussion on liquidity and capital resources within the Company’s 2009 Annual Report on Form 10-K.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Liquidity is of paramount importance to our success and operations. The Company manages its liquidity by monitoring our funding and cash flow needs daily and measuring them against available cash levels in order to maintain available cash at our clearing agents so we have liquidity for operations and for meeting financing obligations even under stressful market conditions. The Company also maintains conservative leverage ratios and generally holds inventory that is readily convertible to cash. The majority of the Company’s assets are financed by our clearing agents and periodically through the repurchase agreements. While the Company has no additional current sources of borrowing, we continue to explore other channels to build a network of funding sources in order to reduce funding/liquidity risk.
The Company’s liquidity arises primarily from assets that are readily convertible into cash, as well as capital and/or debt raising activities, such as the underwritten public offering of our common stock in August 2009 which resulted in $93.3 million of net proceeds.
The Company had Cash and cash equivalents of approximately $33.3 million and $25.0 million, respectively, at March 31, 2010 and December 31, 2009. In addition, the Company’s securities positions in trading accounts that are readily marketable and actively traded are approximately $762.4 million at March 31, 2010 compared to approximately $919.6 million at December 31, 2009. The level of assets and liabilities will fluctuate due to changing market conditions and customer demand.
Regulatory
As of March 31, 2010, each of the Company’s three registered broker-dealer subsidiaries, Broadpoint Capital, Inc., Broadpoint AmTech, and Gleacher Partners LLC, were in compliance with the net capital requirements of the Financial Industry Regulatory Authority (“FINRA”), and, in the case of Broadpoint Capital, the National Futures Association (“NFA”). The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of March 31, 2010, Broadpoint Capital had net capital of $63.1 million, which exceeded minimum net capital requirements by $62.8 million, Broadpoint AmTech had net capital of $3.6 million, which exceeded minimum net capital requirements by $3.4 million, and Gleacher Partners LLC had net capital of $0.7 million, which exceeded net capital requirements by $0.5 million.
Derivatives
The Company’s subsidiaries utilize derivatives for various economic hedging strategies to actively manage their market and liquidity exposures. This strategy includes the purchase and sale of securities on a when-issued basis and entering into exchange traded treasury futures contracts. At March 31, 2010 and December 31, 2009, the Company’s subsidiaries had no open futures contracts, no outstanding underwriting commitments, had not entered into any TBA purchase agreements, and had entered into 16 and 17 open TBA sale agreements in the notional amount of $201.7 million and $280.5 million, respectively.
Contingent Consideration
On October 2, 2008, the Company acquired 100 percent of the outstanding common shares of Broadpoint AmTech. Per the stock purchase agreement, the sellers are entitled to receive future contingent consideration consisting of the profits earned by Broadpoint AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in profits. The sellers are also entitled to receive earn-out payments consisting of 50 percent of such profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, subject to transfer restrictions lapsing ratably over the three years following issuance, or 50 percent in restricted stock from the Incentive Plan, subject to vesting based on continued employment with Broadpoint AmTech. The Company had accrued contingent consideration of approximately $2.0 million and $2.9 million, as of March 31, 2010 and March 31, 2009, respectively, as set forth on the Consolidated Statements of Financial Condition contained within Item 1 of this Quarterly Report on Form 10-Q.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Legal Proceedings
From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (See Part II — Item 1 — Legal Proceedings) Based on currently available information, the Company does not believe that any current litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, results of operations, and cash flows, although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company’s operating results in that period.
In addition, the securities industry is highly regulated. The Company and its subsidiaries are subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years, securities firms have been subject to increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries. Periodically the Company and its subsidiaries receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The responses to these communications have, in the past, resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company’s business.
OFF-BALANCE SHEET ARRANGEMENTS
Information concerning the Company’s off balance sheet arrangements is included in Note 6 and Note 19 within the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.
CONTRACTUAL OBLIGATIONS
There were no significant changes to the Company’s contractual obligations at March 31, 2010 since what was previously reported within Item 7 within the Company’s 2009 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
During interim periods, the Company calculated and reported an estimated annual effective income tax rate pursuant to ASC 740-270 “Income Taxes – Interim Reporting.” The Company’s projected effective income tax rate and tax expense/(benefit) for each quarterly period requires considerable estimation and substantial judgment by management, including, but not restricted to, the results of its business and estimates of permanent book to tax differences. Such judgments and estimates are subject to change as tax laws and rules, as well as the information used in determining such estimates and judgments, evolve.
There are no material changes to the Company’s critical accounting policies since what was previously reported as of December 31, 2009. For a full description of the Company’s critical accounting policies, refer to “Critical Accounting Policies” included within Item 7 within the Company’s 2009 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amended disclosure requirements related to fair value measurements including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances and settlements. ASU 2010-06 is

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods after December 15, 2010 for other disclosures. The Company adopted these amended accounting principles on January 1, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, this adoption did not affect the Company’s financial condition, results of operations or cash flows. Refer to Note 6 within the consolidated financial statements, contained within Item 1 of this Form 10-Q, which includes the additional disclosures as required by this statement.
In June 2009, the FASB issued amendments to accounting principles which change the accounting for transfers of financial assets which were codified as Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.” ASU No. 2009-16 improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. ASU No. 2009-16 modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. ASU No. 2009-16 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASU No. 2009-16 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted these amended accounting principles on January 1, 2010. This adoption did not have a material effect on the Company’s consolidated financial statements, contained within Item 1 of this Quarterly Report on Form 10-Q.
In June 2009, the FASB issued amendments to accounting principles which change the accounting for Variable Interest Entities (“VIE”), which were codified as ASU 2009-17, which amends ASC 810 “Consolidation.” ASU 2009-17 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. Currently, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. ASU 2009-17 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 also requires that an enterprise continually reassess, based upon current facts and circumstances, whether it should consolidate the VIEs with which it is involved. However, in January 2010, the FASB deferred ASU 2009-17 for certain investment entities which allows asset managers that have no obligations to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have attributes subject to ASC 946 “The Investment Company Guide.” The deferral qualifies for many mutual funds, hedge funds, private equity funds, venture capital funds and certain mortgage REITs. The Company adopted these amended accounting principles on January 1, 2010. This adoption did not have a material effect on the Company’s consolidated financial statements contained within Item 1 of this Quarterly Report on Form 10-Q, including our relationship as investment advisor to FA Technology Ventures L.P., which qualified for the deferral. Refer to Note 8 within the consolidated financial statements, contained within Item 1 of this Quarterly Report on Form 10-Q, for additional information related to FA Technology Ventures L.P.
In April 2009, the FASB issued amended accounting principles now codified within ASC Topic 820 “Fair Value Measurements and Disclosures,” related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The Company adopted these amended accounting principles as of June 30, 2009. This adoption did not have a material impact on the Company’s consolidated financial statements, contained within Item 1 of this Quarterly Report on Form 10-Q.

BROADPOINT GLEACHER SECURITIES GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
In September 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which supplements and amends the guidance in ASC 820, that provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. A quoted price, if available, in an active market for an identical liability must be used. If such information is not available, an entity may use either the quoted price of the identical liability when traded as an asset; quoted prices for similar liabilities; similar liabilities traded as assets or another technique such as the income approach or a market approach. The Company adopted these amended accounting principles on October 1, 2009. This adoption did not have a material impact on the Company’s consolidated financial statements, contained within Item 1 of this Quarterly Report on Form 10-Q.

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
For a full discussion of the Company’s market risk management processes and procedures, refer to Item 9 of the Company’s 2009 Annual Report on Form 10-K.
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
The following table categorizes the Company’s market risk sensitive financial instruments:

	Market Value (net)
(In thousands of dollars)	March 31, 2010	December 31, 2009

Trading risk
Interest rate	$737,431	$905,847
Equity	(2,150)	—
Foreign exchange	—	—
Commodity	—	—

Total trading risk	$735,281	$905,847

Other than trading risk
Interest rate	$182	$182
Equity	20,478	20,010
Foreign exchange	—	—
Commodity	—	—

Total other than trading risk	20,660	20,192

Total market value, net	$755,941	$926,039

Refer to Note 1 within the Company’s 2009 Annual Report on Form 10-K and Note 6 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with ASC 820.
The following is a discussion of the Company’s primary market risk exposures as of March 31, 2010, including a discussion of how those exposures are currently managed.
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
Prepayment risk, which is related to interest rate risk, arises from the possibility that the rate of principal repayment on mortgages will fluctuate, affecting the value of mortgage-backed securities. Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans and turnover in housing ownership. Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of the Company’s net interest income, the valuations of mortgage-backed securities in the inventory and the effectiveness of our interest rate hedging. Prepayments of mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are uncertain. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The purchase prices of mortgage-backed securities are generally based in part upon assumptions regarding the expected rates of prepayments.
A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net trading inventory positions. The fair market value of these securities included in the Company’s inventory at March 31, 2010 and December 31, 2009 was $737.4 million and $905.8 million, respectively. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve. At March 31, 2010 and December 31, 2009, the potential change in fair value under this stress scenario was ($6.1) million and ($9.1) million, respectively. Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.
The following table shows a breakdown of our interest rate exposure on March 31, 2010 and December 31, 2009:

Market value change per one hundredth of one percent interest	March 31,	December 31,
rate increase	2010	2009

U.S. government and federal agency obligations	$(94,950)	$(176,014)
Non-agency mortgage-backed securities	(10,125)	(7,112)
Corporate debt securities	(2,957)	(76)
Preferred stock	(13,783)	—

Total	$(121,815)	$(183,202)

Average duration (years)	1.78	2.91

Credit Spread and Credit Rating Risk
The Company actively makes markets in various credit markets, including corporate bonds (both high yield and investment grade), emerging market debt and structured credits (MBS/ABS/CMBS/CDO/CLO). As a consequence, the Company is exposed to credit spread and credit rating changes in these markets. Credit spread and credit rating risk results from changes in the level or volatility of credit spreads, either as a result of macro market conditions (e.g. risk aversion sentiment) or from idiosyncratic development of certain debt issuers or their sectors.
The following tables show a breakdown of our exposure in these markets on March 31, 2010 and December 31, 2009:
Credit Sensitive Holdings Market Value as of March 31, 2010

	Non-agency
	mortgage-	Corporate
	backed	debt	Preferred
(In thousands of dollars)	securities	securities	stock	Total

Investment grade	$41,255	$1,138	$14,156	$56,549
Non-investment grade	23,901	2,424	3,125	29,450

Total	$65,156	$3,562	$17,281	$85,999

BROADPOINT GLEACHER SECURITIES GROUP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
Credit Sensitive Holdings Market Value as of December 31, 2009

	Non-agency
	mortgage-	Corporate
	backed	debt	Preferred
(In thousands of dollars)	securities	securities	stock	Total

Investment grade	$36,749	$(852)	$8,887	$44,784
Non-investment grade	18,308	701	1,814	20,823

Total	$55,057	$(151)	$10,701	$65,607

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
The Company had no significant positions in marketable equity securities at March 31, 2010 and December 31, 2009. The Company’s investment portfolio, excluding the consolidation of the Employee Investment Funds (“EIF”), at March 31, 2010 and December 31, 2009 had a fair market value of $18.5 million and $18.3 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations. This risk measure, for the Company’s investment portfolio excluding the consolidation of the EIF, amounted to $1.9 million at March 31, 2010 and $1.8 million at December 31, 2009. Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.
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
In the normal course of business, the Company guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future. Therefore, the Company has not recorded any contingent liability in the consolidated financial statements, contained in Item 1 of this Quarterly Report on Form 10-Q, for these indemnifications.

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
Leverage magnifies the risks (and potential rewards) we take. To balance this risk/reward equation, we maintain weighted average target leverage ratios well below 10x, so that the magnified risk from leveraging would still be manageable even in the event of market crisis. The table below shows key leverage ratios.

	March 31, 2010	December 31, 2009

Inventory to Equity	2.4x	3.0x

Refer to “Liquidity and Capital Resources” above for further information about our liquidity as of March 31, 2010 and December 31, 2009.

Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Broadpoint Gleacher Securities Group, Inc. dated June 5, 2009, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).

3.2	Amended and Restated Bylaws of Broadpoint Gleacher Securities Group, Inc. dated June 5, 2009, Inc. (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference thereto).

4.1	Specimen Certificate of Common Stock, par value $.01 per share (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference thereto).

4.2	Registration Rights Agreement, dated as of September 21, 2007, by and among First Albany Companies Inc., MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference thereto).

4.3	Amendment No. 1 to Registration Rights Agreement dated as of March 4, 2008 by and among the Company, MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference thereto).

10.1†	Letter Agreement between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock dated February 21, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2010 and incorporated herein by reference thereto).

10.2†	Restricted Stock Units Agreement dated January 1, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Peter McNierney. (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference thereto).

10.3†	Restricted Stock Units Agreement dated January 1, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock. (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference thereto).

10.4†	Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock. (filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference thereto).

10.5†	Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Peter McNierney. (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference thereto).

10.6†	Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Robert Turner. (filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference thereto).

10.7†	Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Patricia Arciero-Craig. (filed as Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference thereto).
10.8†	Letter Agreement between Broadpoint Gleacher Securities Group, Inc. and Robert Turner dated March

31, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2010 and incorporated herein by reference thereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broadpoint Gleacher Securities Group, Inc. (Registrant)
Date: May 7, 2010	/s/ Eric J. Gleacher
Eric J. Gleacher
Chief Executive Officer

Date: May 7, 2010	/s/ Jeffrey H. Kugler
Jeffrey H. Kugler
Chief Financial Officer (Principal Accounting Officer)