Form 10-Q
period 2010-06-30
GLEACHER & COMPANY, INC.
filed 2010-08-06
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2010
- or -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number 000-14140
GLEACHER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2655804

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, New York, New York	10104

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 273-7100
Broadpoint Gleacher Securities Group, Inc.
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
128,405,517 shares of Common Stock were outstanding as of the close of business on July 28, 2010.

GLEACHER & COMPANY, INC. AND SUBSIDIARIES
FORM 10-Q

GLEACHER & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Part I — Financial Information
Item 1. Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars except for per share amounts)	2010	2009	2010	2009

Revenues:
Principal transactions	$33,035	$65,264	$79,341	$117,305
Commissions	5,139	4,693	9,304	9,595
Investment banking	5,777	8,199	20,575	12,459
Investment banking revenues from related party	1,050	4,837	1,350	5,767
Investment (losses)/gains, net	(1,662)	991	(1,512)	982
Interest	12,379	10,887	28,540	21,167
Fees and other	1,575	1,679	2,485	3,169

Total revenues	57,293	96,550	140,083	170,444
Interest expense	2,760	3,805	6,247	7,139

Net revenues	54,533	92,745	133,836	163,305

Expenses (excluding interest):
Compensation and benefits	44,875	63,565	113,076	116,000
Clearing, settlement and brokerage	1,579	1,169	2,954	1,981
Communications and data processing	3,638	2,653	6,845	4,940
Occupancy, depreciation and amortization	5,671	1,939	7,917	3,727
Amortization of intangible assets	960	499	2,038	756
Selling	1,273	1,187	2,468	2,112
Other	3,572	2,718	7,624	5,438

Total expenses (excluding interest)	61,568	73,730	142,922	134,954

(Loss)/income from continuing operations before income taxes and discontinued operations	(7,035)	19,015	(9,086)	28,351

Income tax (benefit)/expense	(1,800)	2,880	(3,643)	7,237

(Loss)/income from continuing operations	(5,235)	16,135	(5,443)	21,114
(Loss)/income from discontinued operations, net of taxes (see Note 20)	(2)	(14)	(5)	28

Net (loss)/income	$(5,237)	$16,121	$(5,448)	$21,142

Per share data:
Basic (loss)/earnings:
Continuing operations	$(0.04)	$0.19	$(0.05)	$0.27
Discontinued operations	—	—	—	—

Net (loss)/income per share	$(0.04)	$0.19	$(0.05)	$0.27

Diluted (loss)/earnings:
Continuing operations	$(0.04)	$0.18	$(0.05)	$0.25
Discontinued operations	—	—	—	—

Net (loss)/income per share	$(0.04)	$0.18	$(0.05)	$0.25

Weighted average common and common equivalent shares outstanding:
Basic	121,228	83,326	120,546	79,158
Diluted	121,228	90,221	120,546	85,105

The accompanying notes are an integral part
of these consolidated financial statements.

GLEACHER & COMPANY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
(In thousands of dollars, except share amounts)	2010	2009

Assets
Cash and cash equivalents	$20,407	$24,997
Cash and securities segregated for regulatory purposes	100	100
Receivables from:
Brokers, dealers and clearing agencies	12,177	19,797
Related parties	3,573	2,971
Others	15,974	14,134
Securities owned, at fair value (includes assets pledged of $954,367 and $978,967 at June 30, 2010 and December 31, 2009, respectively)	955,223	979,701
Investments	17,638	19,326
Office equipment and leasehold improvements, net	5,791	3,069
Goodwill	106,451	105,694
Intangible assets	17,225	19,263
Income tax receivable	16,035	—
Deferred tax assets, net	25,471	16,137
Other assets	11,215	10,974

Total Assets	$1,207,280	$1,216,163

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing agencies	$691,043	$691,495
Related parties	10,602	12,678
Others	2,197	1,502
Securities sold, but not yet purchased, at fair value	85,576	72,988
Accrued compensation	26,631	70,728
Accounts payable	2,397	2,203
Accrued expenses	5,485	4,754
Income taxes payable	6,068	2,397
Deferred tax liabilities	2,673	2,817
Mandatorily redeemable preferred stock	24,536	24,419

Total Liabilities	857,208	885,981

Commitments and Contingencies
Subordinated debt	909	1,197

Stockholders’ Equity
Common stock; $.01 par value; authorized 200,000,000 shares; issued 128,901,290 and 125,056,247 shares, respectively; and outstanding 128,654,837 and 124,357,163 shares, respectively	1,289	1,251
Additional paid-in capital	437,000	411,633
Deferred compensation	276	534
Accumulated deficit	(88,590)	(83,142)
Treasury stock, at cost (246,453 shares and 699,084 shares, respectively)	(812)	(1,291)

Total Stockholders’ Equity	349,163	328,985

Total Liabilities and Stockholders’ Equity	$1,207,280	$1,216,163

The accompanying notes are an integral part
of these consolidated financial statements.

GLEACHER & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands of dollars)	2010	2009

Cash flows from operating activities:
Net (loss)/income	$(5,448)	$21,142
Adjustments to reconcile net (loss)/income to net cash provided by (used in) operating activities:
Depreciation and amortization	742	427
Deferred income taxes	(9,478)	(5,991)
Amortization of debt issuance costs	84	200
Amortization of intangible assets	2,038	755
Amortization of discount of mandatorily redeemable preferred stock	116	116
Unrealized investment losses/(gains), net	1,219	(1,066)
Realized losses on sale of investments	293	83
Amortization of stock-based compensation	23,547	5,026
Loss from disposal of office equipment and leasehold improvements	312	15
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	—	370
Net receivable/payable from customers	—	(365)
Net receivable/payable from related party	(2,053)	828
Securities owned, at fair value	24,478	(51,462)
Other assets	(312)	(430)
Net payable to brokers, dealers and clearing agencies	7,168	29,608
Net receivable/payable from others	5,372	(4,663)
Securities sold, but not yet purchased, at fair value	12,588	1,665
Accrued compensation	(42,823)	18,072
Accounts payable and accrued expenses	1,348	(1,422)
Net (decrease) in drafts payable	(423)	(123)
Income taxes receivable/payable, net	(12,512)	9,261

Net cash provided by operating activities	6,256	22,046

Cash flows from investing activities:
Loan receivable — held for investment	(5,000)	—
Purchases of office equipment and leasehold improvements	(3,776)	(522)
Capital contribution — investments	(433)	(306)
Return of capital — investments	609	—
Payment for purchase of Gleacher Partners, Inc., net of cash acquired	—	(6,560)
Payment to sellers of American Technology Holdings, Inc.	(1,382)	(410)

Net cash (used in) investing activities	(9,982)	(7,798)

Cash flows from financing activities:
Excess tax benefits related to stock-based compensation	2,156	—
Payments for employee tax withholding on stock-based compensation	(2,732)	(969)
Repayment of subordinated debt	(288)	(465)

Net cash (used in) financing activities	(864)	(1,434)

(Decrease) increase in cash and cash equivalents	(4,590)	12,814
Cash and cash equivalents at beginning of the period	24,997	7,377

Cash and cash equivalents at the end of the period	$20,407	$20,191

NonCash Investing and Financing Activities
During the six months ended June 30, 2010 and 2009, the Company issued approximately 1.2 million and 1.2 million shares of treasury stock, respectively, for stock-based compensation exercises and vesting and distributions of deferred compensation related to the employee stock trust.
During the six months ended June 30, 2010, the Company issued approximately 3.3 million shares of common stock for settlement of stock-based compensation awards and approximately 0.2 million of common stock directly into treasury anticipated for future settlement of such awards.
The accompanying notes are an integral part
of these consolidated financial statements.

GLEACHER & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
During the six months ended June 30, 2010 and 2009, Goodwill increased by $0.8 million and $1.7 million, respectively, in connection with the contingent consideration arrangement related to the acquisition of American Technology Research Holding, Inc. (“AmTech”) (See Note 12). In addition, during the six months ended June 30, 2010, the Company issued approximately 345,000 shares of common stock to the former shareholders of AmTech in connection with this arrangement.
The fair market value of noncash assets acquired and liabilities assumed in the Gleacher Partners, Inc. acquisition for the six months ended June 30, 2009 were $94.9 million and $1.9 million, respectively. In connection with this acquisition, the Company issued 23 million shares of common stock valued at approximately $69 million.
The accompanying notes are an integral part
of these consolidated financial statements.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Organization and Nature of Business
Gleacher & Company, Inc., formerly Broadpoint Gleacher Securities Group, Inc. (and including its subsidiaries, the “Company”), is an independent, full service investment bank that provides corporate and institutional clients with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis, as well as securities brokerage services for institutional customers primarily in the United States. The Company offers a diverse range of products through the Investment Banking, Mortgage Backed/Asset Backed & Rates (“MBS/ABS & Rates”) (formerly known as Descap), Corporate Credit (formerly known as Debt Capital Markets) and Equity divisions of Gleacher & Company Securities, Inc., formerly known as Broadpoint Capital, Inc. (“Gleacher Securities”), which includes the business of the Company’s former subsidiary, Broadpoint AmTech, Inc. that was merged with and into Gleacher Securities in June of 2010. The Company also has a venture capital subsidiary, FA Technology Ventures Corporation. During the three-month period ended June 30, 2010, Gleacher & Company, Inc. re-incorporated from a New York to a Delaware corporation. The Company’s common stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “GLCH,” due to the Company having changed its trading symbol during the quarter from “BPSG”.
The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements prepared in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal, recurring adjustments are contained in the accompanying consolidated financial statements necessary for a fair statement of this interim financial information. The results for any interim period are not necessarily indicative of those for the full year.
The accompanying consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. Reference should be made to the Company’s audited consolidated financial statements and notes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional disclosures, including a summary of the Company’s significant accounting policies.
Reclassification
Certain amounts in prior periods have been reclassified to conform to the current year presentation. This includes a reclassification within the consolidated statement of cash flows to report payments for employee tax withholdings on stock-based compensation of approximately $1.0 million as a cash outflow from financing activities which was reported in the prior year as a cash outflow from operating activities.
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
Recent Accounting Pronouncements
In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies and amends the accounting for credit

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
derivatives embedded in beneficial interests in securitized financial assets and eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination). Bifurcation and separate recognition may be required for certain beneficial interests that are not accounted for at fair value through earnings. ASU 2010-11 is effective the first day of the first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of ASU 2010-11 to have a material impact on the Company’s consolidated financial statements as the majority of the Company’s assets are recorded at fair value through earnings.
In January 2010, the FASB issued ASU  2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amended disclosure requirements related to fair value measurements including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods after December 15, 2010 for other disclosures. The Company adopted these amended accounting principles on January 1, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, this adoption did not affect the Company’s financial condition, results of operations or cash flows. Refer to Note 6 “Financial Instruments” which includes the additional disclosures as required by this statement.
In June 2009, the FASB issued amendments to accounting principles which change the accounting for transfers of financial assets which were codified as ASU 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets” (“ASU 2009-16”). ASU 2009-16 improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. ASU 2009-16 modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. ASU 2009-16 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASU 2009-16 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted these amended accounting principles on January 1, 2010. This adoption did not have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued amendments to accounting principles which change the accounting for Variable Interest Entities (“VIE”), which were codified as ASU 2009-17, which amends ASC 810 “Consolidation.” ASU 2009-17 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. Previously, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. ASU 2009-17 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 also requires that an enterprise continually reassess, based upon current facts and circumstances, whether it should consolidate the VIEs with which it is involved. However, in January 2010, the FASB deferred ASU 2009-17 for certain investment entities which allows asset managers that have no obligations to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have attributes subject to ASC 946, “The Investment Company Guide.” The deferral qualifies for many mutual funds, hedge funds, private equity funds, venture capital funds and certain mortgage REITs. The Company adopted these amended accounting principles on January 1, 2010. This adoption did not have a material effect on the Company’s consolidated financial statements, including our relationship as investment advisor to FA Technology Ventures L.P., which qualified for the deferral. Refer to Note 8 “Investments” for additional information related to FA Technology Ventures L.P.
In April 2009, the FASB issued amended accounting principles now codified within ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), related to determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly. This

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
guidance lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The Company adopted these amended accounting principles as of June 30, 2009. This adoption did not have a material impact on the Company’s consolidated financial statements.
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
2. (Loss)/Earnings Per Common Share
The Company calculates its basic and diluted (loss)/earnings per share in accordance with ASC 260 “Earnings Per Share.” Basic (loss)/earnings per share is computed based upon weighted-average shares outstanding during the period. Dilutive (loss)/earnings per share is computed consistently with the basic computation while giving effect to all potentially dilutive common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, and unexercised options. The weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average shares for basic (loss)/earnings per share	121,227,799	83,325,632	120,545,937	79,157,920

Effect of dilutive common share equivalents	—	6,895,759	—	5,947,084

Weighted average shares and dilutive common share equivalents for dilutive (loss)/earnings per share	121,227,799	90,221,391	120,545,937	85,105,004

The Company was in a net loss position for the three and six months ended June 30, 2010 and therefore excluded approximately 4.5 million shares underlying stock options and warrants, 13.5 million shares of restricted stock, and 6.9 million shares underlying restricted stock units from its computation of dilutive (loss)/earnings because they were anti-dilutive. No options, restricted stock awards or restricted stock units were excluded for the three and six months ended June 30, 2009.
3. Cash and Cash Equivalents
The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business. At June 30, 2010 and December 31, 2009, cash equivalents were approximately $8.6 million and $8.9 million, respectively. Cash and cash equivalents of approximately $16.0 million and $7.8 million, respectively, were held at one financial institution.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Receivables from and Payables to Brokers, Dealers, and Clearing Agencies
Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following:

	June 30,	December 31,
(In thousands of dollars)	2010	2009

Receivable from clearing organizations	$11,185	$17,143
Good faith deposits	751	751
Commissions receivable	144	1,285
Underwriting and syndicate fees receivable	97	618

Total receivables	$12,177	$19,797

Payable to clearing organizations	$691,043	$691,495

Total payables	$691,043	$691,495

Securities transactions are recorded on trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables from or Payables to brokers, dealers and clearing agencies on the Consolidated Statements of Financial Condition.
The clearing agencies may re-hypothecate all securities held on behalf of the Company.
5. Receivables from and Payables to Others
Amounts Receivable from or Payable to Others consist of the following:

	June 30,	December 31,
(In thousands of dollars)	2010	2009

Interest receivable	$5,003	$5,388
Loan receivable, net of fee, held for investment	4,822	—
Investment banking fees receivable	4,549	3,865
Advisory fees receivable	397	2,345
Management fees receivable	101	78
Investment distributions receivable	—	1,995
Other	1,102	463

Total receivables from others	$15,974	$14,134

Payable to employees for the Employee Investment Funds (see Note 8)	$964	$697
Draft payables	167	592
Other	1,066	213

Total payables to others	$2,197	$1,502

The loan receivable, which is held for investment, is a $5 million loan made to a third party limited partnership fund (“Fund”) whose primary purpose is to acquire and securitize a pool of leases, loans and other residual interests. It is fully secured by all of the deposit accounts of the Fund and equity interests held by the Fund in various affiliates and has a stated rate of interest of 10% with principal repayment beginning in November 2010. The loan matures at the earlier of the closing of the securitization or October 23, 2011. The Company has accounted for the loan at amortized cost, which includes deferral of the loan structuring fee which is being amortized as an adjustment to the yield on the loan over its estimated life. The Company has determined that the item above is not impaired as of June 30, 2010 based upon the current performance of the loan and its first priority perfected security interest.
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

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Financial Instruments
Refer to Note 1 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of accounting policies related to the Company’s securities transactions and derivative financial instruments.
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
Fair Valuation Methodology
Cash and Cash Equivalents — These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business. These investments are valued at par, which represent fair value, and are considered to be Level 1.
Securities Owned/Securities Sold But Not Yet Purchased — These financial assets represent investments in fixed income and equity securities.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed income securities, which are traded in active markets, include on-the-run treasuries, federal agency obligations, corporate debt, preferred stock and asset and mortgage-backed securities including to-be-announced securities (“TBAs”). A TBA is a forward mortgage-backed security whose collateral remains “to be announced” until just prior to the trade settlement. The on-the-run treasuries and TBAs are generally traded in active, quoted and highly liquid markets. These assets are generally classified as Level 1. TBAs, which are not due to settle within the next earliest date for settlement, are treated as derivatives and are generally classified as Level 1. As there is no quoted market for corporate debt, asset and mortgage-backed securities, and preferred stock, the Company utilizes observable market factors in determining fair value. These financial instruments are reported as Level 2. In certain circumstances, the Company may utilize unobservable inputs that reflect management’s own assumptions about the assumptions market participants would make. These financial assets are reported as Level 3.
In determining fair value for Level 2 financial instruments, management utilizes benchmark yields, reported trades for comparable trade sizes, recent purchases or sales of the financial assets, issuer spreads, benchmark securities, bids and offers. These inputs relate either directly to the financial assets being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions). Additionally, for certain mortgage-backed securities, management also considers various characteristics such as issuer, underlying collateral, prepayment speeds, cash flows and credit ratings.
In determining fair value for Level 3 financial instruments, management maximizes the use of market observable inputs when available. Management utilizes factors such as bids that were received, recent purchases or sales of the financial assets, spreads to the yield curve on similar offered financial assets, or comparing spreads to similar financial assets that traded and had been priced through an independent pricing source. Management considers these pricing methodologies consistent with assumptions in how other market participants value certain financial assets. These pricing methodologies involve management judgment and lead to a Level 3 classification.
Equity securities are valued at quoted market prices. These financial assets are reported as Level 1 when traded in active markets. Equity securities that are subject to legal restrictions on transfer are classified as Level 2. When quoted prices are not available, valuation models are applied to these financial assets. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Accordingly, these financial assets are reported as Level 3.
Derivatives - In connection with mortgage-backed and U.S. government securities trading, the Company economically hedges certain exposure through the use of TBAs and exchange traded treasury futures contracts, respectively. TBAs, which are not due to settle within the next earliest date for settlement, are accounted for as derivatives. These TBAs are traded in an active quoted market and therefore generally classified as Level 1.
Investments - These financial assets primarily represent the Company’s investment in FA Technology Ventures L.P. (the “Partnership”), which was formed for purposes of investing in early and expansion stage companies in the information and new energy technology sectors. Valuation techniques applied to the underlying portfolio companies predominantly include consideration of comparable market transactions and the use of valuation models to determine the discounted value of estimated future cash flows, adjusted as appropriate for market and/or other risk factors. In addition, certain portfolio companies are valued based upon quoted market prices. The investment in the Partnership is classified as Level 3 as the majority of the valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the categorization of the financial instruments within the fair value hierarchy at June 30, 2010:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total

Securities owned (1)
Agency mortgage-backed securities	$—	$805,490	$3,657	$809,147
Commercial mortgage-backed securities	—	—	55,863	55,863
Debt securities issued by U.S. Government and federal agency obligations	3,091	31,349	—	34,440
Other debt obligations	—	—	13,833	13,833
Preferred stock	—	12,725	—	12,725
Corporate debt securities	—	11,268	1	11,269
Residential mortgage-backed securities	—	—	9,884	9,884
Collateralized debt obligations	—	—	6,590	6,590
Equity securities	—	1,200	60	1,260
Derivatives (1)	212	—	—	212
Investments	—	—	17,638	17,638

Total financial assets at fair value	$3,303	$862,032	$107,526	$972,861

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total

Securities sold but not yet purchased (1)
U.S. Government and federal agency obligations	$49,292	$5,227	$—	$54,519
Preferred stock	—	24,987	—	24,987
Collateralized debt obligations	—	—	4,608	4,608
Corporate debt securities	—	1,182	—	1,182
Equity securities	—	13	—	13
Derivatives (1)	267	—	—	267

Total financial liabilities at fair value	$49,559	$31,409	$4,608	$85,576

(1)	Unrealized gains/(losses) relating to derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.
Included below is a discussion of the characteristics of the Company’s Level 2 and Level 3 holdings. Unless otherwise stated, fair value of Level 2 assets are determined based upon observable third party information including recent trading activity, broker quotes and other relevant market data as noted above. Fair values for level 3 assets are based predominantly on management’s own assumptions about the assumptions market participants would make. The Company generally does not utilize internally developed valuation models to determine fair value during the relevant reporting periods for any holdings other than certain underlying portfolio companies comprising the Partnership.
The Company’s agency mortgage-backed securities positions classified as Level 2, of approximately $805.5 million, have an average loan size of approximately $170,000 paying interest of 6.4%, with a weighted average FICO score of 702. This portfolio has an average coupon remitting payment of 5.8% and has an average annualized constant prepayment rate of approximately 23%. Fair value is determined through a combination of matrix pricing as well as the information noted in the preceding paragraph.
The Company’s Level 2 debt securities issued by U.S. Government and federal agency obligations of approximately $31.3 million have an average coupon of 4.1% and average maturity of 2019.
The Company’s preferred stock holdings of approximately $12.7 million have an average coupon of 9.5% and average credit rating of BBB.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s holdings of corporate debt securities classified as Level 2 of approximately $11.3 million have an average credit rating of BB, have an average issuance year of 2005 and an average maturity of 2012.
The Company’s Level 3 agency mortgage-backed securities positions of approximately $3.7 million have an average loan size of $227,000 paying interest of 7.0%, with an average coupon of 3.8% and an average vintage of 2003.
The Company’s portfolio of Level 3 commercial mortgage backed securities of approximately $55.9 million are primarily mezzanine, have an average credit rating of BBB and an average issuance year of 2006.
The Company’s portfolio of Level 3 non-agency residential mortgage backed securities of approximately $9.9 million are primarily mezzanine, have an average credit rating of BBB and have experienced, on average, a default rate of 3.0% and 61.6% severity.
The Company’s portfolio of Level 3 other debt obligations include a portfolio of approximately $13.8 million asset backed securities, paying floating interest rates currently at less than 1%, with an average credit rating of B, an average vintage of 2006 and average annualized constant prepayment rate of 21.2%.
The Company’s portfolio of Level 3 collateralized debt obligations of $6.6 million are comprised of leveraged loans and commercial real estate, with an average vintage of 2005, have an average credit rating of CC and have on average 12% subordination.
The Company’s investments of approximately $17.6 million classified as Level 3, includes the Company’s investment in the Partnership of approximately $16.4 million. The Partnership invests primarily in equity securities of closely held private companies, and also invests in equity securities in public companies which are generally subject to legal restrictions on transfer. The Partnership is comprised of approximately 25 holdings and fair value is determined based upon the nature of the underlying holdings. The Company has classified its entire investment as Level 3, as the Partnership is predominantly comprised of private companies.
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
The Company’s Level 3 financial instruments also include approximately $1.2 million of investments as a result of the consolidation of the Employee Investment Funds. For additional information regarding the Company’s investments, refer to Note 8.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the categorization of the financial instruments within the fair value hierarchy at December 31, 2009:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total

Securities owned (1)
Agency mortgage-backed securities	$—	$870,529	$5,082	$875,611
Commercial mortgage-backed securities	—	80	32,585	32,665
Debt securities issued by U.S. Government and federal agency obligations	29,718	—	—	29,718
Preferred stock	—	10,701	—	10,701
Other debt obligations	—	—	9,775	9,775
Collateralized debt obligations	—	—	7,371	7,371
Corporate debt securities	—	5,877	1	5,878
Residential mortgage-backed securities	—	69	5,177	5,246
Equities	—	643	60	703
Derivatives (1)	2,033	—	—	2,033
Investments	—	—	19,326	19,326

Total financial assets at fair value	$31,751	$887,899	$79,377	$999,027

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total

Securities sold but not yet purchased (1)
U.S. Government and federal agency obligations	$66,946	$—	$—	$66,946
Corporate debt securities	—	6,029	—	6,029
Derivatives (1)	13	—	—	13

Total financial liabilities at fair value	$66,959	$6,029	$—	$72,988

(1)	Unrealized gains/(losses) relating to Derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.
The Company reviews its financial instrument classification on a quarterly basis. As the observability and strength of valuation attributes change, reclassifications of certain financial assets or liabilities may occur between levels. The Company’s policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3. During the three and six month periods ended June 30, 2010, there were no transfers between Levels 1 and 2.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the changes in the Company’s Level 3 financial instruments for the three month period ended June 30, 2010:

		Commercial	Residential	Collateralized	Agency	Corporate
	Other Debt	Mortgage-backed	Mortgage-backed	Debt	Mortgage-backed	Debt
(In thousands in dollars)	Obligations	Securities	Securities	Obligations, net	Securities	Securities	Equities	Investments	Total

Balance at March 31, 2010	$5,612	$48,859	$9,081	$1,604	$4,759	$1	$60	$19,756	$89,732
Total gains or (losses) (realized and unrealized) (1)	7	5,078	248	14	1,350	—	—	(1,664)	5,033
Purchases	13,742	74,331	8,241	4,971	3,377	—	—	155	104,817
Sales	(3,813)	(72,391)	(7,418)	(4,607)	(5,805)	—	—	(609)	(94,643)
Settlements	(1,715)	(14)	(268)	—	(24)	—	—	—	(2,021)
Transfers in and/or (out) of Level 3 (2)	—	—	—	—	—	—	—	—	—

Balance at June 30, 2010	$13,833	$55,863	$9,884	$1,982	$3,657	$1	$60	$17,638	$102,918

Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$3	$(942)	$(295)	$14	$(154)	$—	$—	$(2,118)	$(3,492)

(1)	Total gains or (losses) for all financial instruments, other than Investments, are reported in Principal transactions in the Consolidated Statements of Operations. Total gains or (losses) for Investments are reported in Investment gains/(losses).

(2)	During the three month period ended June 30, 2010 there were no transfers in or out of Level 3.
The following tables summarize the changes in the Company’s Level 3 financial instruments for the three month period ended June 30, 2009:

		Commercial	Residential
	Other Debt	mortgage-backed	mortgage-backed
(In thousands of dollars)	Obligations	securities	securities	Investments	Total

Balance at March 31, 2009	$2,987	$2,156	$10,830	$15,379	$31,352
Total gains or (losses) (realized and unrealized) (1)	117	35	(385)	1,002	769
Purchases, sales and settlements	(268)	9,882	(3,776)	306	6,144
Transfers in and/or (out) of Level 3 (2)	34	1,520	2,469	—	4,023

Balance at June 30, 2009	$2,870	$13,593	$9,138	$16,687	$42,288

Change in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$(83)	$(409)	$(1,036)	$1,367	$(161)

(1)	Total gains or (losses) for all financial instruments, other than Investments, are reported in Principal transactions in the Consolidated Statements of Operations. Total gains or (losses) for Investments are reported in Investment gains/(losses).

(2)	During the three month period ended June 30, 2009 there was a net transfer in of approximately $4.0 million to Level 3 based on assumptions used on prepayments speeds and defaults. These transfers were primarily investment grade performing mortgage and asset backed securities.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the changes in the Company’s Level 3 financial instruments for the six month period ended June 30, 2010:

		Commercial	Residential	Collateralized	Agency	Corporate
	Other Debt	Mortgage-backed	Mortgage-backed	Debt	Mortgage-backed	Debt
(In thousands of dollars)	Obligations	Securities	Securities	Obligations, net	Securities	Securities	Equities	Investments	Total

Balance at December 31, 2009	$9,775	$32,585	$5,177	$7,371	$5,082	$1	$60	$19,326	$79,377
Total gains or (losses) (realized and unrealized) (1)	2,242	9,730	635	139	1,222	—	—	(1,511)	12,457
Purchases	19,303	118,755	16,621	5,020	3,376	—	—	432	163,507
Sales	(15,717)	(105,176)	(12,148)	(10,547)	(5,852)	—	—	—	(149,440)
Issuances	—	—	—	—	—	—	—	—	—
Settlements	(1,770)	(31)	(401)	(1)	(171)	—	—	(609)	(2,983)
Transfers in and/or (out) of Level 3 (2)	—	—	—	—	—	—	—	—	—

Balance at June 30, 2010	$13,833	$55,863	$9,884	$1,982	$3,657	$1	$60	$17,638	$102,918

Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$1,123	$110	$(266)	$14	$(157)	$32	$34	$(1,219)	$(329)

(1)	Total gains or (losses) for all financial instruments, other than Investments, are reported in Principal transactions in the Consolidated Statements of Operations. Total gains or (losses) for Investments are reported in Investment gains/(losses).

(2)	During the six month period ended June 30, 2010 there were no transfers in or out of Level 3.
The following tables summarize the changes in the Company’s Level 3 financial instruments for the six month period ended June 30, 2009:

		Commercial	Residential
	Other Debt	mortgage-backed	mortgage-backed
(In thousands of dollars)	Obligations	securities	securities	Investments	Total

Balance at December 31, 2008	$2,348	$1,165	$20,868	$15,398	$39,779
Total gains or (losses) (realized and unrealized) (1)	(273)	37	(2,664)	992	(1,908)
Purchases, sales and settlements	761	12,018	(7,640)	297	5,436
Transfers in and/or (out) of Level 3 (2)	34	373	(1,426)	—	(1,019)

Balance at June 30, 2009	$2,870	$13,593	$9,138	$16,687	$42,288

Change in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$(83)	$(409)	$(1,036)	$1,367	$(161)

(1)	Total gains or (losses) for all financial instruments, other than Investments, are reported in Principal transactions in the Consolidated Statements of Operations. Total gains or (losses) for Investments are reported in Investment gains/(losses).

(2)	The Company reviews the classification assigned to financial instruments on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur among levels. The reporting of these reclassifications results in a

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
7. Securities Owned and Sold, but Not Yet Purchased
Refer to Note 1 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policies related to the Company’s securities transactions and derivative financial instruments.
Securities owned and sold, but not yet purchased consisted of the following at:

	June 30, 2010		December 31, 2009
		Sold, but not yet		Sold, but not yet
(In thousands of dollars)	Owned	Purchased	Owned	Purchased

Marketable Securities
Agency mortgage-backed securities	$809,147	$—	$875,611	$—
Non-agency mortgage-backed securities	65,747	—	37,911	—
U.S. Government and federal agency obligations	34,440	54,519	29,718	66,946
Other debt obligations	20,423	4,608	17,146	—
Preferred stock	12,725	24,987	10,701	—
Corporate debt securities	11,269	1,182	5,878	6,029
Equities	1,260	13	703	—
Derivatives	212	267	2,033	13
Not Readily Marketable Securities
Investment securities with no publicly quoted market	17,638	—	19,326	—

Total	$972,861	$85,576	$999,027	$72,988

Securities not readily marketable are principally the Company’s investments in publicly and privately held companies and private equity securities. Refer to Note 8 for further information.
The Company’s subsidiaries utilize derivatives for various economic hedging strategies to actively manage their market and liquidity exposures. This strategy includes the purchase and sale of securities on a when-issued basis and entering into exchange traded treasury futures contracts. At June 30, 2010 and December 31, 2009, the Company’s subsidiaries had no open futures contracts, no outstanding underwriting commitments, and had entered into 36 and 17 open TBA sale agreements in the notional amount of $213.0 million and $280.5 million, respectively. In addition, the Company had entered into one open TBA purchase agreement in the notional amount of $25.0 million at June 30, 2010. Total losses recognized in the Consolidated Statements of Operations associated with these economic hedging strategies were $6.3 million and $0.9 million, for the three month periods ending June 30, 2010 and 2009, respectively, and $9.2 million and $3.8 million, for the six month periods ending June 30, 2010 and 2009, respectively.
8. Investments
Refer to Note 1 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policy related to the Company’s investments included within the policy titled “Securities Transactions” and Note 6 within this Quarterly Report on Form 10-Q for additional information regarding valuation techniques and inputs related to the Company’s investment in the Partnership.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s investment portfolio includes interests in publicly and privately held companies and private equity securities. Information regarding these investments has been aggregated and is presented below.

	June 30,	December 31,
(In thousands of dollars)	2010	2009

Fair Value
Investment in the Partnership	$16,400	$18,349
Consolidation of Employee Investment Funds, net of Company’s ownership interest, classified as Private Investment	1,238	977

Total fair value	$17,638	$19,326

Investment gains and losses are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2010	2009	2010	2009

Private (realized and unrealized gains and losses)	$(1,662)	$991	$(1,512)	$982

The Company has an investment in the Partnership of approximately $16.4 million and approximately $18.4 million at June 30, 2010 and December 31, 2009, respectively. The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital. FA Technology Ventures Corporation (“FATV”), a wholly-owned subsidiary of the Company, is the investment advisor to the Partnership. The Company is committed to invest an additional $1.0 million to the Partnership. At June 30, 2010 and December 31, 2009, total Partnership capital for all investors in the Partnership equaled $63.5 million and $71.2 million, respectively. The Partnership is scheduled to terminate in July 2011, unless extended for a maximum period of 2 additional years. This is the Company’s best estimate of the timeframe for liquidation. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represented the Company’s maximum exposure to loss in the Partnership at June 30, 2010 and December 31, 2009. The Company’s share of management fee income derived from the Partnership for the three month periods ended June 30, 2010 and 2009 were $0.2 million and $0.2 million, respectively, and were $0.3 million and $0.4 million for the six month periods ended June 30, 2010 and 2009, respectively.
The Employee Investment Funds (“EIF”) are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company has consolidated EIF resulting in approximately $1.2 million of Investments and a corresponding Payable to others being recorded in the consolidated Statement of Financial Condition as of June 30, 2010. Management fees are not material.
9. Goodwill and Intangible Assets
Refer to Note 1 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policy related to goodwill and intangible assets.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill

	Reporting Unit	Reporting Unit	Reporting Unit
(In thousands of dollars)	MBS/ABS & Rates	Equities	Investment Banking	Total

Goodwill
Balance at December 31, 2009	$17,364	$8,928	$79,402	$105,694
Contingent consideration	—	757	—	757

Balance at June 30, 2010	$17,364	$9,685	$79,402	$106,451

During the six month period ended June 30, 2010, goodwill allocated to the Equities reporting unit increased by approximately $0.8 million related to contingent consideration associated with the Company’s AmTech acquisition. Refer to Note 12 for additional information.
The Company has designated its annual goodwill impairment testing dates for its MBS/ABS & Rates, Equities and Investment Banking reporting units to be December 31, October 1, and June 1, respectively. The fair value of the MBS/ABS & Rates reporting unit was substantially in excess of its carrying value, and consequently the Company does not believe an impairment charge to be likely in future periods. The fair value of the Investment Banking reporting unit exceeded its carrying value by approximately 234% as of June 1, 2010 and the fair value of the Equities reporting unit exceeded its carrying value by approximately 36% as of October 1, 2009.
The Company used a combination of the market and income approaches to determine the fair value of the Investment Banking and Equities reporting unit. Key assumptions utilized in the market approach included the use of multiples of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”) based upon available comparable company market data. The Company also utilizes a discounted cash flow analysis, utilizing a discount rate which includes an estimated cost of debt and cost of equity and capital structure based upon observable market data.
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

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible Assets

	June 30,	December 31,
(In thousands of dollars)	2010	2009

Intangible assets (amortizable):
Broadpoint Securities, Inc. — Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(329)	(303)

Net carrying amount	312	338

Corporate Credit — Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(372)	(293)

Net carrying amount	423	502

American Technology Research — Customer relationships
Gross carrying amount	6,960	6,960
Accumulated amortization	(1,059)	(756)

Net carrying amount	5,901	6,204

American Technology Research — Covenant not to compete
Gross carrying amount	330	330
Accumulated amortization	(193)	(137)

Net carrying amount	137	193

American Technology Research — Trademarks
Gross carrying amount	100	100
Accumulated amortization	(100)	(100)

Net carrying amount	—	—

Gleacher Partners, Inc. — Trade name
Gross carrying amount	7,300	7,300
Accumulated amortization	(390)	(208)

Net carrying amount	6,910	7,092

Gleacher Partners, Inc. — Backlog
Gross carrying amount	420	420
Accumulated amortization	(420)	(410)

Net carrying amount	—	10

Gleacher Partners, Inc. — Non compete agreement
Gross carrying amount	700	700
Accumulated amortization	(250)	(133)

Net carrying amount	450	567

Gleacher Partners, Inc. — Customer relationships
Gross carrying amount	6,500	6,500
Accumulated amortization	(3,408)	(2,143)

Net carrying amount	3,092	4,357

Total Intangible assets	$17,225	$19,263

Customer related intangible assets are being amortized from 3 to 12 years; covenant not to compete assets are being amortized over 3 years; trademark assets are being amortized from 1 to 20 years; and backlog investment banking projects are being amortized over 0.6 years. Total amortization expense recorded in the Consolidated Statements of Operations for the three-month period ended June 30, 2010 and 2009 was approximately $1.0 million and $0.5 million, respectively, and for the six month period ended June 30, 2010 and 2009 was approximately $2.0 million and $0.8 million, respectively.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future amortization expense as of June 30, 2010 is estimated as follows:

(In thousands of dollars)

2010 (remaining)	$1,660
2011	3,047
2012	1,928
2013	1,050
2014	1,024
2015	1,024
Thereafter	7,492

Total	$17,225

10. Property, Plant and Equipment
Refer to Note 1 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policy related to property, plant and equipment.
Property, plant and equipment consist of the following:

	June 30,	December 31,
(In thousands of dollars)	2010	2009

Communications and data processing equipment	$3,640	$6,583
Furniture and fixtures	2,543	2,001
Leasehold improvements	967	5,051
Software	350	999

Total	7,500	14,634

Less: accumulated depreciation and amortization	1,709	11,565

Total property, plant and equipment	$5,791	$3,069

In connection with the Company’s move to its new headquarters during the quarter ended June 30, 2010, as further discussed in Note 12, fixed assets and leasehold improvements of approximately $10.9 million were fully written-off, resulting in an expense of approximately $0.3 million. In addition, as a result of this move, the Company purchased approximately $3.8 million of fixed assets and leasehold improvements.
Depreciation and amortization expense for the three and six months ended June 30, 2010 and 2009, excluding the assets written-off as discussed above, was $0.4 million and $0.7 million, and $0.2 million and $0.4 million, respectively.
11. Other Assets
Other assets consist of the following:

	June 30,	December 31,
(In thousands of dollars)	2010	2009

Prepaid expenses	$6,491	$6,580
Deposits	4,462	4,182
Other	262	212

Total other assets	$11,215	$10,974

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Commitments and Contingencies
FA Technology Ventures
As of June 30, 2010, the Company had a commitment to invest up to an additional $1.0 million in the Partnership. The period for new investments expired in July 2006; however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may make capital calls on this commitment up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow.
The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner include a former director of the Company, Broadpoint Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and certain other employees of FATV. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received by the Partnership in respect of its investment in a portfolio company.
AmTech — Contingent Consideration
In connection with the Company’s acquisition of AmTech in October 2008, the sellers have the right to receive earnout payments consisting of the profits earned by AmTech for fiscal years through 2011 up to an aggregate of $15 million in such profits, and 50% of such profits in excess of $15 million. Based on the profits earned by AmTech in the periods ended June 30, 2010 and June 30, 2009, $0.8 million and $1.5 million, respectively, of contingent consideration has been recorded as additional purchase price by increasing Goodwill in the Consolidated Statements of Financial Condition.
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
Future minimum annual lease payments, and sublease rental income as of June 30, 2010, are as follows:

	Future Minimum	Sublease Rental
(In thousands of dollars)	Lease Payments	Income	Net Lease Payments

2010 (remaining)	$3,768	$821	$2,947
2011	7,109	1,592	5,517
2012	7,024	1,566	5,458
2013	6,924	1,508	5,416
2014	6,041	860	5,181
Thereafter	49,892	502	49,390

Total	$80,758	$6,849	$73,909

Rental expense, net of sublease rental income, for the three and six month periods ended June 30, 2010 and 2009 approximated $4.8 million and $1.6 million, and $6.4 million and $3.1 million, respectively. The three and six month periods ended June 30, 2010 include a termination fee and related commissions of approximately $3.2 million associated with the Company’s termination of its lease of the entire 31st floor of 12 East 49th Street, New York, New York 10017. During the three month period ended June 30, 2010, the Company’s lease agreement for its new headquarters at 1290 Avenue of the Americas, New York, New York 10104 became effective.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s future minimum lease commitments were reduced by approximately $17 million during the six months ended June 30, 2010, which included approximately $14 million resulting from the consolidation of the Company’s three previous New York office locations into its new headquarters at 1290 Avenue of the Americas, New York, New York 10104.
Litigation
Refer to Note 1 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policy related to contingencies.
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
Letters of Credit
The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $4.0 million at June 30, 2010 and $4.0 million at December 31, 2009. The letter of credit agreements were collateralized by cash of $4.0 million and $4.0 million included in Other assets at June 30, 2010 and December 31, 2009, respectively.
Other
The Company, in the normal course of business, provides guarantees to third parties with respect to the obligations of certain of its subsidiaries.
The Company provides representations and warranties to counterparties in connection with a variety of transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties and occasionally certain other liabilities. The maximum potential amount of future payments that the Company could be required under these indemnifications cannot be estimated. However, the Company has historically made no material payments under these agreements and believes that it is unlikely it will have to make material payments in the future; therefore it has not recorded any contingent liability in the consolidated financial statements for these indemnifications.
In the normal course of business, Gleacher Securities guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. Gleacher Securities also indemnifies some clients against potential losses incurred in the event of non-performance by specified third-party service providers, including subcustodians and third-party transactions. The maximum potential amount of future payments that Gleacher Securities could be required to make under these indemnifications cannot be estimated. However, Gleacher Securities has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future. Therefore, the Company has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
Refer to Note 1 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policy related to income taxes. During interim periods, the Company calculates and reports an estimated annual effective income tax rate pursuant to ASC 740-270, “Income Taxes – Interim Reporting.”
The Company’s effective income tax rate from continuing operations for the three-month period ended June 30, 2010 of 25.6% resulted in an income tax benefit of approximately $1.8 million. The Company calculated its income tax provision using its actual year to date effective tax rate (“discrete rate”) rather than its estimated annual effective tax rate. The effective rate differs from the federal statutory rate of 35% due to the initial application of the discrete rate during the quarter, non-deductible preferred stock dividends, state and local income taxes and non-deductible meals and entertainment expense. The Company used the discrete rate because a reliable estimate of the annual effective tax rate could not be calculated due to the magnitude of permanent items in relation to a range of possible outcomes of our operating results caused by continued market volatility.
The Company’s effective income tax rate from continuing operations for the six-month period ended June 30, 2010 of 40.1% resulted in an income tax benefit of approximately $3.6 million. The effective income tax rate is calculated using the discrete rate and differs from the federal statutory rate of 35% primarily due to non-deductible preferred stock dividends, state and local income taxes and non-deductible meals and entertainment expense, partially offset by a benefit recorded in the first quarter due to the reversal of prior year non-deductible stock-based compensation previously granted to the Company’s former Chief Executive Officer (“CEO”).
The Company’s effective income tax rate from continuing operations for the three and six month periods ended June 30, 2009 of 15.1% and 25.5%, respectively, differed from the statutory rate of 35% primarily due to the Company’s valuation allowance, the impact of Internal Revenue Code §382 which limits the use of net operating losses, state and local income taxes and non-deductible preferred stock dividends and a portion of meals and entertainment. The effective rate also reflected a $6.0 million discrete benefit due to the tax valuation allowance reduction triggered by the Company’s acquisition of Gleacher Partners, Inc.
The Company’s deferred tax assets increased approximately $3.5 million and $9.5 million during the three and six month period ended June 30, 2010, respectively, primarily due to stock-based compensation expense. Refer to Note 14 for additional details.
During the six-month period ended June 30, 2010, there have been no significant changes to the Company’s unrecognized tax benefits of approximately $6.1 million which is recorded within Income taxes payable within the Consolidated Statement of Financial Condition.
14. Stock-Based Compensation Plans
Refer to Note 1 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policy related to stock-based compensation.
The Company recognized stock-based compensation expense related to its various employee and non-employee director stock-based incentive plans of approximately $5.0 million and $2.3 million for the three month periods ended June 30, 2010 and 2009, respectively, and approximately $23.5 million and $5.0 million for the six month periods ended June 30, 2010 and 2009, respectively. Stock-based compensation expense recognized for the six month period ended June 30, 2010 included approximately $12.7 million of stock-based compensation expense due to the acceleration of expense recognition related to the former CEO’s and the former Chief Financial Officer’s (“CFO”) separations from the Company during the first quarter.
During the three month period ended June 30, 2010, the Company granted approximately 0.9 million restricted stock awards with an average grant date fair value of $4.16 per award, approximately 0.3 million restricted stock units (“RSUs”), with an average grant date fair value of $3.70 per RSU and 0.2 million options with an average

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
grant date fair value of $2.15 per award. At June 30, 2010, the Company has approximately 21.5 million shares available for future awards.
Options granted during the three month period ended June 30, 2010 have an exercise price of $3.57 which was the average of the high and low of the Company’s stock price on date of grant pursuant to the terms of the Company’s 2003 Non-Employee Directors Stock Plan. The options vest in twelve equal monthly installments and expire 6 years after grant date. The Company utilized the Black-Scholes pricing model to determine the fair value of options granted. Significant assumptions used to estimate fair value included expected volatility of 91.6%, expected term of 3.27 years and a risk free interest rate of 1.45%.
Windfall tax benefits of approximately $0.0 million and $2.0 million were recorded as an increase to Additional paid-in capital during the three and six month period ended June 30, 2010, respectively.
15. Net Capital Requirements
During the second quarter of 2010, the Company merged its subsidiary, Broadpoint AmTech, Inc., with and into Gleacher Securities. Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 of the Securities and Exchange Act of 1934, as amended (the “Net Capital Rule”), as well as the Commodity Futures Trading Commission’s net capital requirements (“Regulation 1.16”), which require the maintenance of a minimum net capital. Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, whichever is greater. As an introducing broker-dealer, Gleacher Securities’ minimum requirement under Regulation 1.16 is also $0.25 million. As of June 30, 2010, Gleacher Securities had net capital, as defined, of $46.0 million, which was $45.7 million in excess of the $0.25 million required minimum net capital.
Gleacher Partners, LLC is also subject to the net capital rule, which requires the maintenance of minimum net capital. Gleacher Partners, LLC has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater. As of June 30, 2010, Gleacher Partners, LLC had net capital, as defined, of $2.5 million, which was $2.3 million in excess of the $0.25 million required minimum net capital.
16. Trading Activities
As part of its trading activities, the Company provides brokerage and underwriting services to its institutional clients. Trading activities are primarily generated by client order flow resulting in the Company taking positions in order to facilitate institutional client transactions. Interest revenues and expense are integral components of trading activities. In assessing the profitability of trading activities, the Company views net interest and principal transactions revenues in the aggregate. Certain trading activities expose the Company to market, credit and liquidity risks.
Market Risk
As of June 30, 2010, the Company had approximately $36.1 million of securities owned which were considered non-investment grade. Non-investment grade securities are defined as debt and preferred equity securities rated as BB+ or lower or equivalent ratings by recognized credit rating agencies. These securities have different risks than investment grade rated investments because the companies are typically more highly leveraged and therefore more sensitive to adverse economic conditions and the securities may be more thinly traded or not traded at all.
Market risk represents the risk of loss that may result from the potential change in the value of our trading or investment positions as a result of fluctuations in interest rates, credit spreads and equity prices, as well as changes in the implied volatility of interest rates and equity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company’s market risk management procedures cover both non-derivative and derivative instruments to include all market-risk-sensitive financial instruments. The

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company’s exposure to market risk is primarily related to principal transactions executed in order to facilitate customer trading activities. The following discussion describes the types of market risk faced by the Company:
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
The Company hedges its exposure to interest rate and prepayment risk by selling short TBAs, exchange traded treasury futures contracts and government securities. Hedging using government securities and exchange traded treasury futures contracts protects the Company from movements in the yield curve and changes in general levels of interest rates. Hedging using TBAs minimizes the spread risk within the mortgage-backed securities market.
The Company believes the optimum strategy to manage credit spread and credit rating risk is high inventory turnover, thereby minimizing the amount of time during which the Company holds these securities, in some cases by arranging the sale before committing to the purchase. Given this strategy, the Company maintains low inventory levels in these securities.
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
The Company does not maintain significant equity security positions and is therefore not exposed to significant equity price risk.
The Company also has sold securities that it does not currently own and is therefore obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements at June 30, 2010 and December 31, 2009 at market values of the related securities and will incur a loss if the market value of the securities increases subsequent to June 30, 2010 and December 31, 2009.
Concentrations of Credit and Liquidity Risk
Concentrations of credit risk can be affected by changes in political, industry, or economic factors. The Company’s most significant industry credit concentration is with financial institutions. Financial institutions include other brokers and dealers, commercial banks, finance companies, insurance companies and investment companies. This concentration arises in the normal course of the Company’s brokerage, trading, financing, and underwriting

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
activities. To reduce the potential for concentration of risk, credit exposures are monitored in light of changing counterparty and market conditions.
The Company may also purchase securities that are individually significant positions within its inventory. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold.
Securities transactions of customers of the Company’s broker-dealer subsidiary, Gleacher Securities, are cleared through third parties under clearing agreements. Under these agreements, the clearing agents settle customer securities transactions, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.
Refer to Note 12 within the section labeled Other for additional information regarding credit risks of the Company.
17. Fair Value of Financial Instruments
Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short-term nature, with the exception of mandatorily redeemable preferred stock, subordinated debt and the loan to Fund further discussed in Note 5. Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealer and clearing organizations, related parties and others. The fair value of the mandatorily redeemable preferred stock at June 30, 2010 and December 31, 2009 was approximately $27.7 million and $28.0 million, respectively, based upon an estimate for the Company’s current borrowing rate. The carrying value of the subordinated debt at June 30, 2010 and December 31, 2009 approximated fair value based on current rates available. The carrying value of the loan to the Fund approximates fair value based upon the proximity in which it was provided in relation to June 30, 2010 as well as its execution at arms length between unrelated parties.
18. Segment Analysis
In order to more clearly report the results of the Company’s reportable segments based upon the nature of the revenues generated, which is how the segments are evaluated, current and prior period results have been revised to reclassify investment banking revenues and related expenses which were previously presented within MBS/ABS & Rates, Corporate Credit, Equities and Other into the Investment Banking segment.
Currently, our business model operates through the following five business segments:
•	MBS/ABS & Rates — This division provides sales and trading services in a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”), whole loans and other securities and generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	Corporate Credit — This division provides sales and trading in corporate debt securities including bank debt and loans, investment grade and high-yield debt, convertibles, distressed debt, preferred stock and reorganization equities to corporate and institutional investor clients. The segment generates revenues from spreads and fees on trades executed and on intraday principal and riskless principal transactions on behalf of clients.

•	Investment Banking — This division provides a broad range of financial advisory services with regard to mergers and acquisitions, restructurings and corporate finance-related matters. In addition, it raises capital for corporate clients through underwritings and private placements of debt and equity securities.

•	Equities — This division generates revenues through cash commissions on customer trades in equity securities and hard-dollar fees for research on stocks primarily in the technology, aerospace, defense, clean tech and healthcare sectors. This division also recently commenced making markets in certain equity securities.

•	Other — Includes the results from the Company’s FATV venture capital investment, amortization of intangible assets arising from business acquisitions and costs related to corporate overhead and support, including various fees associated with legal and settlement expenses. Revenues are generated through the management of and investment in the venture capital investment.
The Company’s sales and trading revenues consist of revenues derived from commissions, principal transactions, and other fee related revenues. Investment banking consists of revenues derived from capital raising and financial advisory services. Investment gains/(losses) reflect gains and losses on the Company’s FATV investment. Certain expenses not directly associated with specific reportable business segments were not allocated to each reportable business segment’s net profits. These expenses are reflected in the Other segment.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information concerning operations in these segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2010	2009	2010	2009

Net revenues

MBS/ABS & Rates
Sales and trading	$14,705	$32,473	$39,579	$53,866
Interest income	12,109	10,663	27,769	20,681
Interest expense	(3,290)	(5,154)	(7,641)	(9,074)

Total MBS/ABS & Rates	23,524	37,982	59,707	65,473

Corporate Credit
Sales and trading	18,989	33,149	40,797	63,806
Interest income	472	168	663	368
Interest expense	(189)	(64)	(286)	(92)

Total Corporate Credit	19,272	33,253	41,174	64,082

Equities
Sales and trading	5,813	5,752	10,495	11,850
Interest income	5	6	9	15
Interest expense	(1)	—	(1)	—

Total Equities	5,817	5,758	10,503	11,865

Investment Banking	6,849	13,047	22,017	18,237

Other
Investment gains/(losses), net	(1,662)	991	(1,512)	982
Sales and trading	220	251	167	536
Interest income	(207)	50	99	103
Interest expense	(848)	(1,077)	(2,178)	(2,044)
Interest expense – Intersegment allocations	1,568	2,490	3,859	4,071

Total Other	(929)	2,705	435	3,648

Total net revenues	$54,533	$92,745	$133,836	$163,305

(Loss)/income before income taxes and discontinued operations
MBS/ABS & Rates	$6,894	$14,791	$21,776	$27,572
Corporate Credit	1,221	5,555	2,824	9,208
Equities	(219)	297	(48)	615
Investment Banking	560	3,886	5,714	4,582
Other	(15,491)	(5,514)	(39,352)	(13,626)

(Loss)/income before income taxes and discontinued operations	$(7,035)	$19,015	$(9,086)	$28,351

The Company’s segments’ financial policies are the same as those described in Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Assets have not been reported by segment, as such information is not utilized by the chief operating decision maker. All assets and operations are located in the United States.
19. Related Party Transactions
From time to time, the Company provides investment banking services and brokerage services to MatlinPatterson FA Acquisition LLC (“MatlinPatterson”), a significant stockholder of the Company, or its affiliated persons or entities. The services are provided by Gleacher Securities in the ordinary course of its business.
Investment banking revenues from related parties reported in the Consolidated Statements of Operations represents $1.0 million and $4.8 million of fees earned for the three month periods ended June 30, 2010 and 2009, respectively, and $1.4 million and $5.8 million for the six month periods ended June 30, 2010 and 2009, respectively, for underwriting and advisory engagements performed for MatlinPatterson or its affiliated persons or entities.
For the three and six month periods ended June 30, 2010 and 2009, MatlinPatterson paid $0.1 million and $0.03 million, and $0.1 million and $0.2 million, respectively, to Gleacher Securities for brokerage services provided to MatlinPatterson or its affiliated persons or entities. These revenues are included in Principal transactions in the Consolidated Statements of Operations.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax. The Company believes that it has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities, which is collateralized by shares of its common stock held in an escrow fund that was established at the closing of the Company’s acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations. The Company does not believe, in any event, that this or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations. The Company has a receivable and corresponding payable of approximately $2.5 million recorded as of June 30, 2010 and December 31, 2009 in the Consolidated Statements of Financial Condition related to this claim.
In connection with the acquisition of Gleacher Partners, Inc., the Company has agreed to pay $10 million to the selling parties five years after closing the Transaction, subject to acceleration under certain circumstances. Such amount is recorded as of June 30, 2010 and December 31, 2009 as a liability within the Company’s Consolidated Statements of Financial Condition.
As further discussed in Note 12, in connection with the Company’s acquisition of AmTech, the Company has accrued contingent consideration of $0.8 million and $2.9 million, as of June 30, 2010 and December 31, 2009, respectively, within the Consolidated Statements of Financial Condition. In connection with this arrangement, the Company paid the former stockholders of AmTech approximately $1.4 million and issued approximately 345,000 shares of common stock resulting in an increase of Additional paid-in capital of approximately $1.5 million during the six month period ended June 30, 2010.
Details on the amounts receivable from or payable to these various related parties are below:

	June 30,	December 31,
(In thousands of dollars)	2010	2009

Receivables from related parties
Former owners of Gleacher Partners, Inc.	$2,549	$2,549
MatlinPatterson — Investment Banking	1,024	378
MatlinPatterson — Other	—	44

Total Receivables from related parties	$3,573	$2,971

Payables to related parties
Former stockholders of Gleacher Partners, Inc.	$9,845	$9,778
Former stockholders of AmTech	757	2,900

Total Payables to related parties	$10,602	$12,678

20. Discontinued Operations
The Company continues to report the receipt and settlement of pending contractual obligations related to previously reported discontinued operations. Any such activity in the three and six month periods ending June 30, 2010 and June 30, 2009 is not material and relates to transactions consummated prior to the year beginning January 1, 2008.
21. Restructuring
In 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure with its then current level of activity. The Company completed its restructuring plan to properly size its infrastructure in the third quarter of 2008.
In connection with the plan, the Company has a liability remaining of approximately $0.9 million at June 30, 2010, most of which relates to real estate exit/impairment costs, net of subleases. These real estate leases will expire in 2015.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the changes in the Company’s liability relating to the plan for the six month period ended June 30, 2010:

(In thousands of dollars)

Balance, December 31, 2009	$889
Real estate revaluation	100
Payment of exit expenses	(5)
Lease payments, net	(100)

Balance, June 30, 2010	$884

22. Subsequent Events
The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. There were no events requiring disclosure.

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
There are included or incorporated by reference in this document statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are usually preceded by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. All statements other than historical information or current facts should be considered forward-looking statements. Forward-looking statements may contain projections or stated targets regarding revenues, earnings, operations, and other financial projections, and may include statements of future performance, strategies and objectives. However, there may be events in the future, which Gleacher & Company, Inc. (and including its subsidiaries, the “Company”) is not able to accurately predict or control which may cause actual results to differ, possibly materially, from the expectations set forth in the Company’s forward-looking statements. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors. Such factors include, among others, market risk, credit risk and operating risk. These and other risks are set forth in greater detail throughout this document. The Company does not intend or assume any obligation to update any forward-looking information it makes.
Any forward-looking statement should be read and interpreted together with these documents, including the following:
•	the description of our business contained under Item 1 “Business,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009;
•	the risk factors contained under Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009;
•	the discussion of our legal proceedings contained in this report under Part II, Item 1 “Legal Proceedings;”
•	the discussion of our analysis of financial condition and results of operations contained in this report under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
•	the discussion of market, credit, operational and other risks impacting our business contained in this report under Item 3 “Quantitative and Qualitative Disclosures about Market Risk;”
•	the notes to the consolidated financial statements contained in this report within Item 1 “Financial Statements;” and
•	cautionary statements we make in our public documents, reports and announcements.
Any forward-looking statement speaks only as of the date on which that statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.
Business Overview
The Company is an independent, full-service investment bank that provides corporate and institutional clients with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis, as well as securities brokerage services for institutional customers primarily in the United States.

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
During the quarter ended June 30, 2010, the Company changed its name to Gleacher & Company, Inc., (re-branded as Gleacher & Company). The Company is focused on the unification of its brand as an investment bank with an investment banking, research, trading and distribution arm that would ultimately capitalize on the integration of its divisions being managed as one business. The Company’s business philosophy continues to be diversification of its product mix and earnings stream, as well as growth, both organically and through opportunistic acquisitions of attractive targets.
Currently, we operate through the following five business segments:
•	MBS/ABS & Rates (formerly known as Descap) — This division provides sales and trading services in a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”), whole loans and other securities and generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients.

•	Corporate Credit (formerly known as Debt Capital Markets) — This division provides sales and trading in corporate debt securities including bank debt and loans, investment grade and high-yield debt, convertibles, distressed debt, preferred stock and reorganization equities to corporate and institutional investor clients. The segment generates revenues from spreads and fees on trades executed and on intraday principal and riskless principal transactions on behalf of clients.

•	Investment Banking — This division provides a broad range of financial advisory services with regard to mergers and acquisitions, restructurings and corporate finance-related matters. In addition, it raises capital for corporate clients through underwritings and private placements of debt and equity securities.

•	Equities — This division generates revenues through cash commissions on customer trades in equity securities and hard-dollar fees for research on stocks primarily in the technology, aerospace, defense, clean tech and healthcare sectors. This division also recently commenced making markets in certain equity securities.

•	Other — Includes the results from the Company’s FA Technology Ventures Corporation (“FATV”) venture capital investment, amortization of intangible assets arising from business acquisitions and costs related to corporate overhead and support, including various fees associated with legal and settlement expenses. Revenues are generated through the management of and investment in the venture capital investment.
Refer to Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for additional information regarding material opportunities, challenges and risks related to our business.

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Business Environment in the Second Quarter 2010
The financial markets were down in the second quarter of 2010 with the Dow Jones and S&P declining approximately 10% and 12%, respectively. The markets continued to experience significant volatility primarily stemming from continued uncertainties in Europe that began with the Greek debt crisis which continued to spread toward other debt-laden European countries, as well as domestic uncertainties including the continued weakness in the housing markets, high unemployment, low consumer confidence and the corresponding fears of a prolonged recession. In addition, the May 6 “flash crash” where the Dow plunged over 700 points in minutes brought further concern to the markets. These matters, coupled with the impact of the signing of the financial reform bill into law in July 2010, resulted in significant market disruption.
The uncertainty in the credit and equity markets caused spreads on government and agency securities to tighten during the second quarter. Overall risk aversion led to U.S. treasury prices rising sharply, bringing yields on 10 year treasury notes down to approximately 3% from approximately 4% at the end of the first quarter. In addition, the overall market concerns continue to dampen the recovery in the M&A markets.
The results of our operations are highly dependent on the environment in which our businesses operate. In addition, we are currently evaluating the impact, if any, that the financial regulatory reform will have on the Company. Therefore our current actual results may not necessarily be indicative of what may be recognized in the future.

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
FINANCIAL OVERVIEW
The Company prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements are contained within Item 1 of this Quarterly Report on Form 10-Q.
Three Months Ended June 30, 2010 and 2009
For the second quarter of 2010, net revenues from continuing operations were $54.5 million, compared to $92.7 million for the second quarter of 2009. The 41 percent decrease in net revenues was primarily due to decreases in the Corporate Credit, MBS/ABS & Rates and Investment Banking segments. Non-interest expenses for the second quarter of 2010 of $61.6 million decreased $12.1 million, or 16 percent, compared to $73.7 million in the second quarter of 2009 due to a reduction of compensation and benefits primarily due to the decrease in revenues which was partially offset by increased headcount. Non-interest expenses for the second quarter of 2010 also includes $3.2 million of occupancy expense related to the termination of the Company’s lease of its prior headquarters on the 31st floor of 12 East 49th Street, New York, New York, 10017. Net loss per diluted share from continuing operations for the second quarter of 2010 was ($0.04), compared to net income per diluted share of $0.18 for the second quarter of 2009. The Company reported consolidated net loss of ($5.2) million for the second quarter of 2010, compared to net income of $16.1 million for the second quarter of 2009.

	Three Months Ended
	June 30,
(In thousands of dollars)	2010	2009

Revenues:
Principal transactions	$33,035	$65,264
Commissions	5,139	4,693
Investment banking	5,777	8,199
Investment banking revenues from related party	1,050	4,837
Investment (losses)/gains, net	(1,662)	991
Interest	12,379	10,887
Fees and other	1,575	1,679

Total revenues	57,293	96,550
Interest expense	2,760	3,805

Net revenues	54,533	92,745

Expenses (excluding interest):
Compensation and benefits	44,875	63,565
Clearing, settlement and brokerage	1,579	1,169
Communications and data processing	3,638	2,653
Occupancy, depreciation and amortization	5,671	1,939
Amortization of intangible assets	960	499
Selling	1,273	1,187
Other	3,572	2,718

Total expenses (excluding interest)	61,568	73,730

(Loss)/income before income taxes and discontinued operations	(7,035)	19,015

Income tax (benefit)/expense	(1,800)	2,880

(Loss)/income from continuing operations	(5,235)	16,135
(Loss)/income from discontinued operations, (net of taxes) (see Note 20, contained in Item 1 of this Form 10-Q)	(2)	(14)

Net (loss)/income	$(5,237)	$16,121

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Net Revenues
For the three month period ended June 30, 2010, net revenues from continuing operations were $54.5 million compared to $92.7 million for the three month period ended June 30, 2009. Commissions and principal transactions revenues decreased $31.8 million, or 45 percent, to $38.2 million from $70.0 million primarily due to $14.2 million in the Corporate Credit segment and $17.8 million in the MBS/ABS & Rates segment. Investment Banking revenues decreased $6.2 million, or 48 percent, to $6.8 million due to a decrease in capital markets activity and advisory activity. The Company’s investment losses were ($1.7) million compared to investment gains of $1.0 million in the three month period ended June 30, 2009 due to a decrease in the value of the Company’s investment in the FATV partnership. Net interest income of $9.6 million increased $2.5 million, or 35 percent, compared to the three month period ended June 30, 2009, due to a combination of lower funding costs and coupon interest generated on higher inventory levels in MBS/ABS & Rates. Fees and other revenues of $1.6 million decreased $0.1 million, or 6 percent, primarily due to a decrease in payments received for equity research in our Equities segment.
Non-Interest Expense
Non-interest expenses for the second quarter of 2010 of $61.6 million decreased $12.1 million, or 16 percent, compared to $73.7 million in the second quarter of 2009.
Compensation and benefits expense decreased $18.7 million, or 29 percent, to $44.9 million in the three month period ended June 30, 2010. Compensation expense decreased as a result of a decrease in net revenues of 41 percent. As is standard in the industry, the Company compensates many of its professional personnel with a percentage of, or otherwise based on, the net revenues generated by that professional or his or her business unit. Consequently, as net revenues decrease, associated compensation expense decreases. This decrease was partially offset by an increase in support personnel.
Clearing, settlement and brokerage costs of $1.6 million increased by $0.4 million, or 35 percent, compared to the prior year quarter. The quarter-over-quarter increase was due to an increase in the costs associated with new fixed income products traded.
Communications and data processing expense of $3.6 million increased by $1.0 million, or 37 percent, over the prior year quarter. The year-over-year increase was due to increased headcount across all of our segments.
Occupancy and depreciation expense increased by $3.7 million, or 192 percent, to $5.7 million due to a $3.2 million charge associated with the termination of the lease of the Company’s prior headquarters as part of the consolidation of our office space in New York City and related moving expenses.
Amortization of intangible assets increased by $0.5 million, or 92 percent, over the prior year quarter to $1.0 million due to the amortization of intangible assets relating to the Gleacher Partners, Inc. acquisition, which occurred in June of 2009.
Selling expense remained relatively unchanged compared to the prior quarter.
Other expenses of $3.6 million increased $0.9 million, or 31 percent over the prior year quarter primarily due to higher professional service fees.
Income Taxes
The Company’s effective income tax rate from continuing operations for the three-month period ended June 30, 2010 of 25.6% resulted in an income tax benefit of approximately $1.8 million. The Company calculated its income tax provision using its actual year to date effective tax rate (”discrete rate”) rather than its estimated annual effective tax rate. The effective rate differs from the federal statutory rate of 35% due to the initial application of the discrete rate during the quarter, non-deductible preferred stock dividends, state and local income taxes and non-deductible meals and entertainment expense. The Company used the discrete rate because a reliable estimate of the annual effective tax rate could not be calculated due to the magnitude of permanent items in relation to a range of possible outcomes of our operating results caused by continued market volatility.

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
The Company’s effective income tax rate from continuing operations for the three-month period ended June 30, 2009 of 15.1% differed from the statutory rate of 35% primarily due to the Company’s valuation allowance, the impact of Internal Revenue Code §382 which limits the use of net operating losses state and local income taxes and non-deductible preferred stock dividends and a portion of meals and entertainment expenses. The effective rate also reflected a $6.0 million discrete benefit due to the tax valuation allowance reduction triggered by the Company’s acquisition of Gleacher Partners, Inc.
Segment Highlights
Three Months Ended June 30, 2010 and 2009
In order to more clearly report the results of the Company’s reportable segments based upon the nature of the revenues generated, which is how the segments are evaluated, current and prior period results have been revised to reclassify investment banking revenues and related expenses which were previously presented within MBS/ABS & Rates, Corporate Credit, Equities and Other into the Investment Banking reportable segment.
For presentation purposes, net revenues within each of the businesses are classified, if applicable, into commissions and principal transactions, investment banking, investment gains/(losses), net interest, and other. Commissions and principal transactions include commissions on agency trades and gains and losses from sales and trading activities. Investment banking includes revenues generated from capital raising through underwritings and private placements of equity and debt securities, and financial advisory service fees in regards to mergers and acquisitions, restructuring and corporate finance related matters. Investment gains/(losses) reflect gains and losses on the Company’s FATV investment. Other revenues reflect management fees received from the FATV partnership the Company manages and research fees. Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company’s inventory levels.
MBS/ABS & Rates

	Three Months Ended June 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenues
Commissions and Principal transactions	$14,683	$32,453	(55%)
Net interest	8,819	5,509	60%
Other	22	20	10%

Total net revenues	$23,524	$37,982	(38%)

Pre-tax contribution	$6,894	$14,791	(53%)

MBS/ABS & Rates Q2 2010 vs. Q2 2009
MBS/ABS & Rates net revenues decreased 38 percent to $23.5 million in the second quarter of 2010. Commissions and principal transactions revenues decreased by $17.8 million, or 55 percent, compared to the prior year quarter due to a decrease in trading volumes and a tightening of bid-ask spreads. Net interest income increased $3.3 million due to coupon interest received on increased inventory levels and lower funding costs. Pre-tax contribution decreased $7.9 million, or 53 percent, as a result of the decrease in revenues coupled with higher costs due to increased headcount and new products traded.

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Corporate Credit

	Three Months Ended June 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenues
Commissions and Principal transactions	$18,972	$33,149	(43%)
Net interest	283	104	172%
Other	17	—	N/A

Total net revenues	$19,272	$33,253	(42%)

Pre-tax contribution	$1,221	$5,555	(78%)

Corporate Credit Q2 2010 vs. Q2 2009
Corporate Credit net revenues decreased $14.0 million, or 42 percent, to $19.3 million in the second quarter of 2010. Commissions and principal transactions revenues decreased $14.2 million, or 43 percent, primarily due to a decrease in volumes and spreads. Pre-tax contribution declined approximately $4.3 million, or 78 percent, primarily due to the lower revenues coupled with the impact of fixed compensation costs in relation to revenues, partially offset by lower variable compensation costs.
Investment Banking

	Three Months Ended June 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenues
Investment banking	$6,827	$13,036	(48%)
Net interest	1	—	N/A
Other	21	11	91%

Total net revenues	$6,849	$13,047	(48%)

Pre-tax contribution	$560	$3,886	(86%)

Investment Banking Q2 2010 vs. Q2 2009
Investment Banking net revenues decreased $6.2 million, or 48 percent, to $6.8 million. Advisory revenues decreased to $6.0 million in the second quarter of 2010 from $10.3 million in second quarter of 2009. Capital markets activity generated $0.8 million in the second quarter of 2010 compared to $2.7 million in the second quarter of 2009. Pre-tax contribution decreased $3.3 million primarily due to the decrease in revenues coupled with the impact of fixed compensation costs in relation to revenues, partially offset by lower variable compensation costs.
Equities

	Three Months Ended June 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenues
Commissions and Principal transactions	$4,503	$4,441	1%
Net interest	4	6	(33%)
Other	1,310	1,311	N/A

Total net revenues	$5,817	$5,758	1%

Pre-tax (loss)/contribution	$(219)	$297	N/A

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Equities Q2 2010 vs. Q2 2009
Equities net revenues were $5.8 million in the second quarter of 2010, relatively unchanged from the second quarter of 2009. Pre-tax loss was ($0.2) million compared to pre-tax contribution of $0.2 million primarily due to higher fixed compensation costs associated with the hiring of research analysts to expand our industry coverage.
Other

	Three Months Ended June 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenues
Commissions and Principal transactions	$16	$(86)	N/A
Investment gains/(losses)	(1,662)	991	N/A
Net interest	512	1,463	(65%)
Other	205	337	(39%)

Total net revenues	$(929)	$2,705	N/A

Pre-tax (loss)	$(15,491)	$(5,514)	(181%)

Other Q2 2010 vs. Q2 2009
Other net losses in the second quarter of 2010 were ($0.9) million compared to net revenues of $2.7 million in the prior year quarter. Investment losses of ($1.7) million compared to investment gains of $1.0 million in the three month period ended June 30, 2009 were a result of a decrease in the value of our investment in the FATV partnership. Net interest income was $0.5 million compared to $1.5 million in the prior year quarter. The change in net interest was due to a decrease in inter-company financing of the activities of other business segments. Pre-tax loss increased to ($15.5) million, or 181 percent compared to a pre-tax loss of ($5.5) million in the prior year quarter. Pre-tax loss was impacted by the investment losses for the quarter, higher expenses for amortization of intangible assets related to the Gleacher Partner, Inc. acquisition which occurred in June 2009 and an increase in professional service fees. The pre-tax loss also includes a $3.2 million expense related to the termination of our office lease at 12 East 49th Street in midtown Manhattan as part of the consolidation of our office locations in New York City.

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2010 and 2009
For the first six months of 2010, net revenues from continuing operations were $133.8 million, compared to $163.3 million for the first six months of 2009. The 18 percent decrease in net revenues was due to decreases in the Corporate Credit, MBS/ABS & Rates and Equities segments, partially offset by increases in the Investment Banking segment. Non-interest expenses for the first six months of 2010 of $142.9 million increased $7.9 million, or 6 percent, compared to $135.0 million in the first six months of 2009 primarily due to compensation expense of $13.3 million associated with our former Chief Executive Officer’s (“CEO”) and the former Chief Financial Officer’s (“CFO”) separations from the Company during the first quarter of 2010 as well as $3.2 million of occupancy expense related to the termination of the Company’s lease of its prior headquarters. These increases were partially offset by reduced compensation and benefits due to the decrease in revenues. Net loss per diluted share from continuing operations for the first six months of 2010 was ($0.05), compared to net income per diluted share of $0.25 for the first six months of 2009. The Company reported consolidated net loss of ($5.4) million for the first six months of 2010, compared to net income of $21.1 million for the first six months of 2009.

	Six Months Ended
	June 30,
(In thousands of dollars)	2010	2009

Revenues:
Principal transactions	$79,341	$117,305
Commissions	9,304	9,595
Investment banking	20,575	12,459
Investment banking revenues from related party	1,350	5,767
Investment gains/(losses), net	(1,512)	982
Interest	28,540	21,167
Fees and other	2,485	3,169

Total revenues	140,083	170,444
Interest expense	6,247	7,139

Net revenues	133,836	163,305

Expenses (excluding interest):
Compensation and benefits	113,076	116,000
Clearing, settlement and brokerage	2,954	1,981
Communications and data processing	6,845	4,940
Occupancy, depreciation and amortization	7,917	3,727
Amortization of intangible assets	2,038	756
Selling	2,468	2,112
Other	7,624	5,438

Total expenses (excluding interest)	142,922	134,954

(Loss)/income before income taxes and discontinued operations	(9,086)	28,351

Income tax (benefit)/expense	(3,643)	7,237

(Loss)/income from continuing operations	(5,443)	21,114
(Loss)/income from discontinued operations, (net of taxes) (see Note 20, contained in Item 1 of this Form 10-Q)	(5)	28

Net (loss)/income	$(5,448)	$21,142

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Net Revenues
For the six month period ended June 30, 2010, net revenues from continuing operations were $133.8 million compared to $163.3 million for the six month period ended June 30, 2009. Commissions and principal transactions revenues decreased $38.2 million, or 30 percent, to $88.7 million from $126.9 million primarily due to decreased revenues of $14.3 in the MBS/ABS & Rates segment and $23.0 million in the Corporate Credit segment. Investment Banking revenues increased $3.7 million, or 20 percent, to $21.9 million due to an increase in capital markets activity. Investment losses were ($1.5) million compared to a gain of $1.0 million in the six month period ended June 30, 2009 due to a decrease in the value of the Company’s investment in the FATV partnership. Net interest income of $22.3 million increased $8.3 million, or 59 percent, compared to the six month period ended June 30, 2009, due to a combination of lower funding costs and coupon interest generated on higher inventory levels in MBS/ABS & Rates. Fees and other revenues of $2.5 million decreased $0.7 million, or 22 percent, primarily due to a decrease in payments received for equity research in our Equities segment.
Non-Interest Expense
Non-interest expenses for the first six months of 2010 of $142.9 million increased $8.0 million, or 6 percent, compared to $135.0 million in the first six months of 2009.
Compensation and benefits expense decreased $2.9 million, or 3 percent, to $113.1 million in the six month period ended June 30, 2010, primarily due to the decrease in revenues of 18 percent which was partially offset by compensation expense associated with the separation of the former CEO and the former CFO from the Company during the first quarter of 2010 as well as an increase in headcount. As is the standard in the industry, the Company compensates many of its professional personnel with a percentage of, or otherwise based on the net revenues generated by the professional or his or her business unit. Consequently, as net revenues decrease, associated compensation expense decreases. Compensation and benefits expense increased approximately $13.3 million of compensation related to the remaining amortization of the Company’s former CEO and the former CFO’s outstanding equity awards since the dates of their separations from the Company and additional severance expense and related employee benefits in connection with their departure in the first quarter of 2010. Compensation and benefits expense also increased due to an increase in support personnel.
Clearing, settlement and brokerage costs of $3.0 million increased by $1.0 million, or 49 percent, compared to the prior year period. The period-over-period increase was due to an increase in costs associated with new fixed income products traded, including the addition of the Rates group in February 2009 in our MBS/ABS & Rates segment.
Communications and data processing expense of $6.8 million increased by $1.9 million, or 39 percent, over the prior year period. The year-over-year increase was due to increased headcount across all of our segments.
Occupancy and depreciation expense increased by $4.2 million, or 112 percent, to $7.9 million primarily due to a $3.2 million charge associated with the termination of the lease of the Company’s prior headquarters as part of the consolidation of our office space in New York City and related moving expenses.
Amortization of intangible assets increased by $1.3 million, or 170 percent, over the prior year period to $2.0 million as a result of an increase in amortizable intangible assets relating to the Gleacher Partners, Inc. acquisition, which occurred in June of 2009.
Selling expense increased by $0.4 million, or 17 percent, over the prior year period to $2.5 million, primarily due to an increase in investment banking related sales activity.
Other expenses of $7.6 million increased $2.2 million, or 40 percent over the prior year period primarily due to higher professional service fees.
Income Taxes
The Company’s effective income tax rate from continuing operations for the six-month period ended June 30, 2010 of 40.1% resulted in an income tax benefit of approximately $3.6 million. The effective income tax rate is

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
calculated using the discrete rate and differs from the federal statutory rate of 35% primarily due to non-deductible preferred stock dividends, state and local income taxes and non-deductible meals and entertainment expense, partially offset by a benefit recorded in the first quarter due to the reversal of prior year non-deductible stock-based compensation previously granted to the Company’s former CEO.
The Company’s effective income tax rate from continuing operations for the six-month period ended June 30, 2009 of 25.5% differed from the statutory rate of 35% primarily due to the Company’s valuation allowance, the impact of Internal Revenue Code §382 which limits the use of net operating losses, state and local income taxes and non-deductible preferred stock dividends and a portion of meals and entertainment expenses. The effective rate also reflected a $6.0 million discrete benefit due to the tax valuation allowance reduction triggered by the Company’s acquisition of Gleacher Partners, Inc.
Segment Highlights
Six Months Ended June 30, 2010 and 2009
In order to more clearly report the results of the Company’s reportable segments based upon the nature of the revenues generated, which is how the segments are evaluated, current and prior period results have been revised to reclassify investment banking revenues and related expenses which were previously presented within MBS/ABS & Rates, Corporate Credit, Equities and Other into the Investment Banking reportable segment.
For presentation purposes, net revenues within each of the businesses are classified, if applicable, into commissions and principal transactions, investment banking, investment gains/(losses), net interest, and other. Commissions and principal transactions include commissions on agency trades and gains and losses from sales and trading activities. Investment banking includes revenues generated from capital raising through underwritings and private placements of equity and debt securities, and financial advisory service fees in regards to mergers and acquisitions, restructuring and corporate finance related matters. Investment gains/(losses) reflect gains and losses on the Company’s FATV investment. Other revenues reflect the Company’s pro-rata share of management fees received from the FATV partnership as well as equity research fees. Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company’s inventory levels.
MBS/ABS & Rates

	Six Months Ended June 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenues
Commissions and Principal transactions	$39,540	$53,841	(27%)
Net interest	20,128	11,607	73%
Other	39	25	56%

Total net revenues	$59,707	$65,473	(9%)

Pre-tax contribution	$21,776	$27,572	(21%)

MBS/ABS & Rates YTD 2010 vs. YTD 2009
MBS/ABS & Rates net revenues decreased 9 percent to $59.7 million in the first six months of 2010. Commissions and principal transactions revenues decreased by $14.3 million, or 27 percent, compared to the prior year period. This was due to decreased trading volumes and tightening spreads. Net interest income increased $8.5 million due to coupon interest received on increased inventory levels as well as lower funding costs. Pre-tax contribution decreased $5.8 million, or 21 percent, as a result of the decrease in revenues coupled with higher costs due to increased headcount and new products traded.

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Corporate Credit

	Six Months Ended June 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenues
Commissions and Principal transactions	$40,775	$63,806	(36%)
Net interest	377	276	37%
Other	22	—	N/A

Total net revenues	$41,174	$64,082	(36%)

Pre-tax contribution	$2,824	$9,208	(69%)

Corporate Credit YTD 2010 vs. YTD 2009
Corporate Credit net revenues decreased $22.9 million, or 36 percent, to $41.2 million in the first six months of 2010. Commissions and principal transactions revenues decreased $23.0 million, or 36 percent, primarily due to a decrease in volumes and spreads. While net revenues declined $22.9 million, pre-tax contribution decreased $6.4 million, or 69 percent, primarily due to the impact of fixed compensation costs in relation to revenues, partially offset by lower variable compensation costs.
Investment Banking

	Six Months Ended June 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenues
Investment banking	$21,925	$18,226	20%
Net interest	2	—	N/A
Other	90	11	718%

Total net revenues	$22,017	$18,237	21%

Pre-tax contribution	$5,714	$4,582	25%

Investment Banking YTD 2010 vs. YTD 2009
Investment Banking net revenues increased $3.8 million, or 21 percent, to $22.0 million. Capital markets activity increased $4.3 million as a result of $8.7 million generated in the first six months of 2010 compared to $4.4 million in the first six months of 2009. This was partially offset by a slight decline in advisory revenues of $0.7 million, resulting in $13.2 million generated during through the six months ended June 2010. Pre-tax contribution increased $1.1 million primarily due to the increase in revenues which were partially offset by higher compensation costs as a result of the Gleacher Partners, Inc. acquisition that closed in June 2009.
Equities

	Six Months Ended June 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenues
Commissions and Principal transactions	$8,321	$9,281	(10%)
Net interest	8	15	(47%)
Other	2,174	2,569	(15%)

Total net revenues	$10,503	$11,865	(11%)

Pre-tax (loss)/contribution	$(48)	$615	N/A

Equities YTD 2010 vs. YTD 2009
Equities net revenues decreased $1.4 million, or 11 percent, in the first six months of 2010 compared to the first six months of 2009. Commissions and principal transactions revenues decreased $1.0 million due to a decrease in

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
volume. Other revenues decreased $0.4 million as a result of a decrease in payments received related to fee based research. Pre-tax loss was ($0.05) million compared to pre-tax contribution of $0.6 million primarily due to higher fixed compensation costs associated with the hiring of research analysts in June 2010 to expand our industry coverage.
Other

	Six Months Ended June 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009

Net revenues
Commissions and Principal transactions	$9	$(28)	N/A
Investment gains/(losses)	(1,512)	982	N/A
Net interest	1,778	2,130	(17%)
Other	160	564	(72%)

Total net revenues	$435	$3,648	(88%)

Pre-tax (loss)	$(39,532)	$(13,626)	(190%)

Other YTD 2010 vs. YTD 2009
Other net revenues of $0.4 million in the first six months of 2010 decreased $3.2 million compared to $3.6 million in the prior year period. Investment losses of ($1.5) million compared to investment gains of $1.0 million in the six month period ended June 30, 2009 were a result of a decrease in the value of our investment in the FATV partnership. Net interest income was $1.8 million compared to $2.1 million in the prior year period. The change in net interest was due to a decrease in inter-company financing of the activities of other business segments. Pre-tax loss increased $25.9 million, or 190 percent compared to a pre-tax loss of approximately $13.6 million in the prior year period. Pre-tax loss was impacted by the investment loss for the quarter, higher expenses for the amortization of intangible assets related to the Gleacher Partners, Inc. acquisition and an increase in professional service fees. The pre-tax loss also includes approximately $13.3 million of compensation expense related to the separations of the former CEO and the former CFO from the Company during the first quarter of 2010 and a $3.2 million expense related to the termination of our office lease at 12 East 49th Street in midtown Manhattan as part of the consolidation of our office locations in New York City.
Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures
During the second quarter of 2010, the Company recorded approximately $3.2 million of occupancy expense associated with the termination of the Company’s lease of its former headquarters. During the first quarter of 2010, the Company recorded approximately $13.3 million of additional compensation expense as a result of the separations of the former CEO and the former CFO from the Company. Our (loss)/income before income taxes and discontinued operations during the three month period ended June 30, 2010 and 2009, adjusted to eliminate these items was approximately ($3.8) million and $19.0 million, respectively, and for the six month period ended June 30, 2010 and 2009 was $7.4 million and $28.4 million, respectively. (Loss)/income before income taxes and discontinued operations adjusted for the elimination of such items is a non-GAAP financial measure. The Company has presented this non-GAAP financial measure to enhance an investor’s evaluation of the Company’s operating results.

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
The following table sets forth a reconciliation of GAAP (loss)/income before income taxes and discontinued operations to non-GAAP (loss)/income before income taxes and discontinued operations as adjusted for the elimination of these items for the three and six month period ended June 30, 2010. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2010	2009	2010	2009

GAAP (loss)/income before income taxes and discontinued operations	$(7,035)	$19,015	$(9,086)	$28,351

Add back: Compensation expense (1)	—	—	13,306	—

Add back: Lease termination expense (2)	3,190	—	3,190	—

Non-GAAP (loss)/income before income taxes and discontinued operations	$(3,845)	$19,015	$7,410	$28,351

(1)	Represents expenses recorded during the first quarter of 2010 for (i) non-cash compensation related to the remaining amortization of the former CEO’s and the former CFO’s outstanding equity awards since the dates of their separations of approximately $12.7 million and (ii) additional severance expense and related employee benefits of approximately $0.6 million.

(2)	Represents a termination fee and related commissions associated with the Company’s lease termination of its former headquarters at 12 East 49th Street, New York, New York recorded during the second quarter of 2010.
Financial Condition
The Company’s Securities owned and investments comprised approximately 81% and 82% of total assets at June 30, 2010 and December 31, 2009, respectively. The Company primarily maintains these positions in order to facilitate its customer trading activities. The majority of these assets are financed by the Company’s clearing agents and periodically, through repurchase agreements, although no such agreements were open at June 30, 2010 and December 31, 2009. Payables to brokers, dealers and clearing agencies comprised approximately 81% and 86% of the Company’s total liabilities at June 30, 2010 and December 31, 2009, respectively.
Securities owned (including investments) and sold, but not yet purchased consisted of the following:

	June 30, 2010		December 31, 2009
		Sold, but		Sold, but
		not yet		not yet
(In thousands of dollars)	Owned	Purchased	Owned	Purchased

Marketable Securities
Agency mortgage-backed securities	$809,147	$—	$875,610	$—
Non-agency mortgage-backed securities	65,747	—	37,911	—
U.S. Government and federal agency obligations	34,440	54,519	29,718	66,946
Other debt obligations	20,423	4,608	17,146	—
Preferred stock	12,725	24,987	10,702	—
Corporate debt securities	11,269	1,182	5,878	6,028
Equities	1,260	13	703	1
Derivatives	212	267	2,033	13
Not Readily Marketable Securities		—
Investment securities with no publicly quoted market	17,638	—	19,326	—

Total	$972,861	$85,576	$999,027	$72,988

Refer to the Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Note 6 in the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Form 10-Q for further information regarding the Company’s accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with Accounting Standards Codification 820 “Fair Value Measurements and Disclosures” (“ASC 820”).
LIQUIDITY AND CAPITAL RESOURCES
The following discussion of the Company’s liquidity and capital resources highlights conditions which have changed since December 31, 2009 and should be read in conjunction with the Company’s discussion on liquidity and capital resources within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Liquidity is of paramount importance to our success and operations. The Company manages its liquidity by monitoring its funding and cash flow needs daily and measuring them against available cash levels in order to maintain available cash at its clearing agents so there is liquidity available for operations and for meeting financing obligations even under stressful market conditions. The Company also maintains conservative leverage ratios and generally holds inventory that is readily convertible to cash. The majority of the Company’s inventory is financed by our clearing agents and periodically through repurchase agreements. While the Company has no additional current sources of borrowing, we continue to explore other channels to build a network of funding sources in order to reduce funding/liquidity risk.
The Company’s liquidity arises primarily from assets that are readily convertible into cash, as well as capital and/or debt raising activities, such as the underwritten public offering of our common stock in August 2009 which resulted in $93.3 million of net proceeds.
The Company had Cash and cash equivalents of approximately $20.5 million and $25.0 million, respectively, at June 30, 2010 and December 31, 2009. In addition, the Company’s securities positions in trading accounts that are readily marketable and actively traded are approximately $865.5 million at June 30, 2010 compared to approximately $919.6 million at December 31, 2009. The level of assets and liabilities will fluctuate due to changing market conditions and customer demand.
Regulatory
During the second quarter of 2010, the Company merged its subsidiary, Broadpoint AmTech, Inc., with and into Gleacher & Company Securities, Inc. (“Gleacher Securities”). As of June 30, 2010, the Company’s two registered broker-dealer subsidiaries, Gleacher Securities and Gleacher Partners, LLC, were in compliance with the net capital requirements of the Financial Industry Regulatory Authority, and, in the case of Gleacher Securities, the National Futures Association. The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of June 30, 2010, Gleacher Securities had net capital of $46.0 million, which exceeded minimum net capital requirements by $45.7 million, and Gleacher Partners, LLC had net capital of $2.5 million, which exceeded net capital requirements by $2.3 million.
Derivatives
The Company’s subsidiaries utilize derivatives for various economic hedging strategies to actively manage their market and liquidity exposures. This strategy includes the purchase and sale of securities on a when-issued basis and entering into exchange traded treasury futures contracts. At June 30, 2010 and December 31, 2009, the Company’s subsidiaries had no open futures contracts, no outstanding underwriting commitments and had entered into 36 and 17 open TBA sale agreements in the notional amount of $213.0 million and $280.5 million, respectively. In addition, the Company had entered into one open TBA purchase agreement in the notional amount of $25.0 million at June 30, 2010.

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Contingent Consideration
On October 2, 2008, the Company acquired 100 percent of the outstanding common shares of AmTech. Per the stock purchase agreement, the sellers are entitled to receive future contingent consideration consisting of the profits earned by AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in profits. The sellers are also entitled to receive earn-out payments consisting of 50 percent of such profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, subject to transfer restrictions lapsing ratably over the three years following issuance, or 50 percent in restricted stock from the Incentive Plan, subject to vesting based on continued employment with AmTech. The Company had accrued contingent consideration of approximately $0.8 million and $2.9 million, as of June 30, 2010 and December 31, 2009, respectively, as set forth on the Consolidated Statements of Financial Condition contained within Item 1 of this Quarterly Report on Form 10-Q.
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
CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations were reduced by approximately $17 million during the six months ended June 30, 2010, which included approximately $14 million resulting from the consolidation of the Company’s three previous New York office locations into its new headquarters at 1290 Avenue of the Americas, New York, New York 10104.
There have been no other significant changes to the Company’s contractual obligations at June 30, 2010 since what was reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
CRITICAL ACCOUNTING POLICIES
During interim periods, the Company has previously calculated and reported an estimated annual effective income tax rate pursuant to ASC 740-270, “Income Taxes — Interim Reporting.” In accordance with this guidance, the

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Company applied the discrete rate during the quarter ended June 30, 2010, because a reliable estimate of the annual effective tax rate could not be calculated which is caused by the magnitude of permanent items in relation to a range of possible outcomes of our operating results due to continued market volatility. Going forward, the Company will continue to evaluate whether an annual effective rate can be used, depending on whether reliable estimates can be made. Refer to Note 13 contained within Item 1 of this Quarterly Report on Form 10-Q for additional information.
There are no material changes to the Company’s critical accounting policies since what was previously reported as of December 31, 2009. For a full description of the Company’s critical accounting policies, refer to “Critical Accounting Policies” included within Item 7 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies and amends the accounting for credit derivatives embedded in beneficial interests in securitized financial assets and eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination). Bifurcation and separate recognition may be required for certain beneficial interests that are not accounted for at fair value through earnings. ASU 2010-11 is effective the first day of the first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of ASU 2010-11 to have a material impact on the Company’s consolidated financial statements as the majority of the Company’s assets are recorded at fair value through earnings.
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amended disclosure requirements related to fair value measurements including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods after December 15, 2010 for other disclosures. The Company adopted these amended accounting principles on January 1, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, this adoption did not affect the Company’s financial condition, results of operations or cash flows. Refer to Note 6 “Financial Instruments” which includes the additional disclosures as required by this statement.
In June 2009, the FASB issued amendments to accounting principles which change the accounting for transfers of financial assets which were codified as ASU 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets” (“ASU 2009-16”). ASU 2009-16 improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. ASU 2009-16 modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. ASU 2009-16 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASU 2009-16 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted these amended accounting principles on January 1, 2010. This adoption did not have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued amendments to accounting principles which change the accounting for Variable Interest Entities (“VIE”), which were codified as ASU 2009-17, which amends ASC 810 “Consolidation.” ASU 2009-17 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity which has insufficient equity at risk or which is not controlled through voting rights held by

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
equity investors. Previously, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. ASU 2009-17 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 also requires that an enterprise continually reassess, based upon current facts and circumstances, whether it should consolidate the VIEs with which it is involved. However, in January 2010, the FASB deferred ASU 2009-17 for certain investment entities which allows asset managers that have no obligations to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have attributes subject to ASC 946, “The Investment Company Guide.” The deferral qualifies for many mutual funds, hedge funds, private equity funds, venture capital funds and certain mortgage REITs. The Company adopted these amended accounting principles on January 1, 2010. This adoption did not have a material effect on the Company’s consolidated financial statements, including our relationship as investment advisor to FA Technology Ventures L.P., which qualified for the deferral. Refer to Note 8 “Investments” for additional information related to FA Technology Ventures L.P.
In April 2009, the FASB issued amended accounting principles now codified within ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), related to determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly. This guidance lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The Company adopted these amended accounting principles as of June 30, 2009. This adoption did not have a material impact on the Company’s consolidated financial statements.
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

GLEACHER & COMPANY, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Given the amount of capital we deploy, the financial products we trade and the large number of counterparties we deal with in our daily transactions, management believes that comprehensive and effective risk management is a key component for our success.
For a full discussion of the Company’s market risk management processes and procedures, refer to Item 9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
The Company trades debt securities issued by U.S. Government and federal agency obligations, non-agency mortgage-backed securities, corporate debt, preferred stock and equity and maintains inventories in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters into derivatives including the sale of TBAs and exchange traded treasury futures contracts or by selling short U.S. Government securities.
The following table categorizes the Company’s market risk sensitive financial instruments:

	Market Value (net)
(In thousands of dollars)	June 30, 2010	December 31, 2009

Trading risk
Interest rate	$868,209	$905,847
Equity	433	—
Foreign exchange	—	—
Commodity	—	—

Total trading risk	$868,642	$905,847

Other than trading risk
Equity	$18,454	$20,010
Interest rate	189	182
Foreign exchange	—	—
Commodity	—	—

Total other than trading risk	18,643	20,192

Total market value, net	$887,285	$926,039

Refer to Note 1 within the footnotes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and Note 6 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with ASC 820.
The following is a discussion of the Company’s primary market risk exposures as of June 30, 2010, including a discussion of how those exposures are currently managed.
Interest Rate Risk and Related Prepayment Risk
Interest rate risk exposure is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. These financial instruments include debt securities issued by U.S. Government and federal agency obligations, non-agency mortgage-backed securities, corporate debt and preferred stock. In

GLEACHER & COMPANY, INC.
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
A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net trading inventory positions. The fair market value of these securities included in the Company’s inventory at June 30, 2010 and December 31, 2009 was $868.2 million and $905.8 million, respectively. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve. At June 30, 2010 and December 31, 2009, the potential change in fair value under this stress scenario was ($6.4) million and ($9.1) million, respectively. Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.
The following table shows a breakdown of our interest rate exposure on June 30, 2010 and December 31, 2009:

Market value change per one hundredth of one percent interest	June 30,	December 31,
rate increase	2010	2009

U.S. government and federal agency obligations	$(117,542)	$(176,014)
Non-agency mortgage-backed securities	(13,199)	(7,112)
Corporate debt securities	(1,088)	(76)
Preferred stock	4,536	—

Total	$(127,293)	$(183,202)

Average duration (years)	1.86	2.91

Credit Spread and Credit Rating Risk
The Company actively makes markets in various credit instruments, including corporate bonds (both high yield and investment grade), emerging market debt and structured securities (MBS/ABS/CMBS/CDO/CLO). As a consequence, the Company is exposed to credit spread and credit rating changes in these markets. Credit spread and credit rating risk results from changes in the level or volatility of credit spreads, either as a result of macro market conditions (e.g. risk aversion sentiment) or from idiosyncratic development of certain debt issuers or their sectors.

GLEACHER & COMPANY, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
The following tables show a breakdown of our exposure in these markets on June 30, 2010 and December 31, 2009:
Credit Sensitive Holdings Market Value as of June 30, 2010

	Non-agency
	mortgage-	Corporate
	backed	debt	Preferred	Other Debt
(In thousands of dollars)	securities	securities	stock	Obligations	Total

Investment grade	$49,690	$99	$(12,974)	$6,486	$43,301
Non-investment grade	16,057	9,988	712	9,329	36,086

Total	$65,747	$10,087	$(12,262)	$15,815	$79,387

Credit Sensitive Holdings Market Value as of December 31, 2009

	Non-agency
	mortgage-	Corporate
	backed	debt	Preferred	Other Debt
(In thousands of dollars)	securities	securities	stock	Obligations	Total

Investment grade	$24,285	$(852)	$8,887	$11,620	$43,940
Non-investment grade	13,626	701	1,814	5,526	21,667

Total	$37,911	$(151)	$10,701	$17,146	$65,607

Equity Price Risk
The Company is exposed to equity price risk to the extent it holds equity securities in inventory. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions throughout each day.
The Company had no significant positions in marketable equity securities at June 30, 2010 and December 31, 2009. The Company’s investment portfolio, excluding the consolidation of the Employee Investment Funds (“EIF”), at June 30, 2010 and December 31, 2009 had a fair market value of $16.4 million and $18.3 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations. This risk measure, for the Company’s investment portfolio excluding the consolidation of the EIF, amounted to $1.6 million at June 30, 2010 and $1.8 million at December 31, 2009. Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.
Counterparty Credit Risk
Counterparty credit risk is the risk of loss due to failure of our counterparty to meet its obligations. The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks, and other financial institutions. In the event our counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the credit worthiness of the counterparty, or issuer, of the instrument. In order to mitigate this risk, credit exposures are monitored in light of changing counterparty and market conditions.
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
In the normal course of business, Gleacher Securities guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. Gleacher Securities also indemnifies some clients against potential losses incurred in the event of non-performance by specified third-party service providers, including subcustodians and third-party transactions. The maximum potential amount of future payments that Gleacher Securities

GLEACHER & COMPANY, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)
could be required to make under these indemnifications cannot be estimated. However, Gleacher Securities has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future. Therefore, the Company has not recorded any contingent liability in the consolidated financial statements, contained in Item 1 of this Quarterly Report on Form 10-Q, for these indemnifications.
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
Leverage increases the risks (and potential rewards) we take. To balance this risk/reward equation, we maintain weighted average target leverage ratios well below 10x, so that the risk from leveraging would still be manageable even in the event of market crisis. The table below shows key leverage ratios.

	June 30, 2010	December 31, 2009

Inventory to Equity	2.8	3.0

Refer to “Liquidity and Capital Resources” above for further information about our liquidity as of June 30, 2010 and December 31, 2009.

Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of May 27, 2010, by and between Broadpoint Gleacher Securities Group, Inc. and Gleacher & Company, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated herein by reference thereto).

3.1	Amended and Restated Certificate of Incorporation of Gleacher & Company, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated herein by reference thereto).

3.2	Bylaws of Gleacher & Company, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated herein by reference thereto).

4.1	Specimen Certificate of Common Stock, par value $.01 per share of Gleacher & Company, Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated herein by reference thereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gleacher & Company, Inc. (Registrant)

Date: August 6, 2010	/s/ Eric J. Gleacher

Eric J. Gleacher
Chief Executive Officer

Date: August 6, 2010	/s/ Jeffrey H. Kugler

Jeffrey H. Kugler
Chief Financial Officer
(Principal Accounting Officer)