Form 10-Q
period 2010-09-30
GLEACHER & COMPANY, INC.
filed 2010-11-08
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010
- or -
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission file number 014140

GLEACHER & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2655804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, New York, New York	10104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(212) 273-7100

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

Large Accelerated Filer	☐	Accelerated Filer	☑
Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

131,202,257 shares of Common Stock were outstanding as of the close of business on October 29, 2010.

GLEACHER & COMPANY, INC. AND SUBSIDIARIES

FORM 10-Q

GLEACHER & COMPANY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Part I – Financial Information
ITEM 1.  FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for per share amounts)	2010	2009	2010	2009
Revenues:
Principal transactions	$35,592	$66,369	$114,933	$183,674
Commissions	4,434	5,570	13,737	15,165
Investment banking	11,468	9,088	32,042	21,547
Investment banking revenues from related party	297	3,345	1,647	9,112
Investment gains/(losses), net	979	2,698	(533)	3,680
Interest	14,130	11,571	42,669	32,738
Fees and other	1,082	1,610	3,568	4,779
Total revenues	67,982	100,251	208,063	270,695
Interest expense	2,937	2,927	9,182	10,066
Net revenues	65,045	97,324	198,881	260,629
Expenses (excluding interest):
Compensation and benefits	52,234	66,177	165,310	182,178
Clearing, settlement and brokerage	1,881	1,318	5,045	3,299
Communications and data processing	3,524	2,738	10,160	7,678
Occupancy, depreciation and amortization	2,209	2,328	10,126	6,055
Amortization of intangible assets	869	1,765	2,906	2,520
Selling	1,342	1,429	3,809	3,591
Loss from extinguishment of mandatorily redeemable preferred stock (see Note 12)	1,608	-	1,608	-
Other	3,842	2,502	11,467	7,890
Total expenses (excluding interest)	67,509	78,257	210,431	213,211
(Loss)/income from continuing operations before income taxes and discontinued operations	(2,464)	19,067	(11,550)	47,418
Income tax expense/(benefit)	272	(4,892)	(3,370)	2,345
(Loss)/income from continuing operations	(2,736)	23,959	(8,180)	45,073
(Loss)/income from discontinued operations, net of taxes (see Note 21)	-	-	(5)	28
Net (loss)/income	$(2,736)	$23,959	$(8,185)	$45,101

Per share data:
Basic (loss)/earnings:
Continuing operations	$(0.02)	$0.22	$(0.07)	$0.50
Discontinued operations	-	-	-	-
Net (loss)/income per share	$(0.02)	$0.22	$(0.07)	$0.50
Diluted (loss)/earnings:
Continuing operations	$(0.02)	$0.20	$(0.07)	$0.47
Discontinued operations	-	-	-	-
Net (loss)/income per share	$(0.02)	$0.20	(0.07)	$0.47
Weighted average common and common equivalent shares outstanding:
Basic	121,773	110,322	120,577	89,426
Diluted	121,773	118,829	120,577	96,674

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(In thousands of dollars, except for share amounts)	September 30,	December 31,
As of	2010	2009
Assets
Cash and cash equivalents	$20,530	$24,997
Cash and securities segregated for regulatory purposes	100	100
Receivables from:
Brokers, dealers and clearing agencies	14,041	19,797
Related parties	2,359	2,971
Others	19,011	14,134
Securities owned, at fair value (includes assets pledged of $1,243,080 and $978,967 at September 30, 2010 and December 31, 2009, respectively)	1,244,759	979,701
Investments	18,617	19,326
Office equipment and leasehold improvements, net	6,551	3,069
Goodwill	105,694	105,694
Intangible assets	16,357	19,263
Income taxes receivable	16,673	-
Deferred tax assets, net	22,712	16,137
Other assets	9,819	10,974
Total Assets	$1,497,223	$1,216,163
Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing agencies	$981,145	$691,495
Related parties	9,878	12,678
Others	3,793	1,502
Securities sold, but not yet purchased, at fair value	97,679	72,988
Accrued compensation	40,540	70,728
Accounts payable	1,552	2,203
Accrued expenses	5,648	4,754
Income taxes payable	4,571	2,397
Deferred tax liabilities	2,577	2,817
Mandatorily redeemable preferred stock	-	24,419
Total Liabilities	1,147,383	885,981
Commitments and Contingencies
Subordinated Debt	909	1,197
Stockholders’ Equity
Common stock; $.01 par value; authorized 200,000,000 shares; issued 130,742,343 and 125,056,247 shares, respectively; and outstanding 130,132,276 and 124,357,163 shares, respectively	1,307	1,251
Additional paid-in capital	440,084	411,633
Deferred compensation	276	534
Accumulated deficit	(91,327)	(83,142)
Treasury stock, at cost (610,067 shares and 699,084 shares, respectively)	(1,409)	(1,291)
Total Stockholders’ Equity	348,931	328,985
Total Liabilities and Stockholders’ Equity	$1,497,223	$1,216,163

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands of dollars)	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss)/income	$(8,185)	$45,101
Adjustments to reconcile net (loss)/income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,179	679
Deferred income taxes	(6,815)	(8,588)
Amortization of debt issuance costs	125	126
Amortization of intangible assets	2,906	2,520
Amortization of discount of mandatorily redeemable preferred stock	173	174
Investment losses/(gains), net	533	(3,680)
Amortization of stock-based compensation	30,499	8,883
Loss from extinguishment of mandatorily redeemable preferred stock	1,608	-
Loss from disposal of office equipment and leasehold improvements	312	15
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	-	370
Net receivable/payable from customers	-	(17)
Net receivable/payable from related party	(806)	(3,965)
Securities owned, at fair value	(265,058)	(339,614)
Other assets	737	(2,256)
Net payable to brokers, dealers and clearing agencies	295,406	150,159
Net receivable/payable from others	3,931	(4,398)
Securities sold, but not yet purchased, at fair value	24,691	54,245
Accrued compensation	(29,206)	32,518
Accounts payable and accrued expenses	222	(6,867)
Drafts payable	21	(106)
Income taxes receivable/payable, net	(16,185)	(1,499)
Net cash provided by (used in) operating activities	36,088	(76,200)
Cash flows from investing activities:
Loan receivable – held for investment	(5,000)	-
Purchases of office equipment and leasehold improvements	(4,973)	(480)
Capital contributions - investments	(433)	(306)
Return of capital - investments	609	78
Payment for purchase of Gleacher Partners, Inc., net of cash acquired	-	(6,560)
Payment to sellers of American Technology Holdings, Inc.	(1,382)	(410)
Net cash (used in) investing activities	(11,179)	(7,678)
Cash flows from financing activities:
Extinguishment of mandatorily redeemable preferred stock	(25,905)	-
Excess tax benefits related to stock-based compensation	2,662	5,115
Payments for employee tax withholding on stock-based compensation	(5,845)	(1,868)
Repayment of subordinated debt	(288)	(465)
Proceeds from issuance of common stock	-	94,501
Payment of expenses for issuance of common stock	-	(1,239)
Net cash (used in) provided by financing activities	(29,376)	96,044
(Decrease) increase in cash and cash equivalents	(4,467)	12,166
Cash and cash equivalents at beginning of the period	24,997	7,377
Cash and cash equivalents at the end of the period	$20,530	$19,543

GLEACHER & COMPANY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2010 and 2009, the Company issued approximately 0.8 million and 2.5 million shares of treasury stock, net of forfeitures, respectively, for stock-based compensation exercises and vesting and distributions of deferred compensation related to the employee stock trust.

During the nine months ended September 30, 2010 and 2009, the Company issued approximately 5.2 million and 2.0 million shares of common stock for settlement of stock-based compensation awards, respectively, and approximately 0.2 million and 2.5 million of common stock, respectively, directly into treasury anticipated for future settlement of such awards.

During the nine months ended September 30, 2009, Goodwill increased by $2.3 million in connection with a contingent consideration arrangement related to the acquisition of American Technology Research Holding, Inc. (“AmTech”) (See Note 13).  In addition, during the nine months ended September 30, 2010, the Company issued approximately 345,000 shares of common stock to the former stockholders of AmTech in connection with this arrangement.

The fair market value of noncash assets acquired and liabilities assumed in the Gleacher Partners, Inc. acquisition for the nine months ended September 30, 2009 were $94.9 million and $1.9 million, respectively.  In connection with this acquisition, the Company issued 23 million shares of common stock valued at approximately $69 million.

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

Organization and Nature of Business

Gleacher & Company, Inc., formerly Broadpoint Gleacher Securities Group, Inc. (and including its subsidiaries, the “Company”), is an independent investment bank that provides corporate and institutional clients with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis, as well as securities brokerage services for institutional customers primarily in the United States.  The Company offers a diverse range of products through the Investment Banking, Mortgage Backed/Asset Backed & Rates (“MBS/ABS & Rates”) (formerly known as Descap), Corporate Credit (formerly known as Debt Capital Markets) and Equity divisions of Gleacher & Company Securities, Inc., formerly known as Broadpoint Capital, Inc. (“Gleacher Securities”), which includes the business of the Company’s former subsidiary, Broadpoint AmTech, Inc. that was merged with and into Gleacher Securities in June of 2010.  The Company also has a venture capital subsidiary, FA Technology Ventures Corporation.  During the second quarter of 2010, Gleacher & Company, Inc. re-incorporated from a New York to a Delaware corporation.  The Company’s common stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “GLCH.”

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements prepared in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities.  Actual results could be different from these estimates.  In the opinion of management, all normal, recurring adjustments necessary for a fair statement of this interim financial information are contained in the accompanying consolidated financial statements.  The results for any interim period are not necessarily indicative of those for the full year.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation.  This includes a reclassification within the consolidated statement of cash flows to report payments for employee tax withholdings on stock-based compensation of approximately $1.9 million as a cash outflow from financing activities which was reported in the prior year as a cash outflow from operating activities.

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

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “New Disclosure Requirements for Finance Receivables and Allowance for Credit Losses” (“ASU 2010-20”) in order to address concerns about the sufficiency, transparency, and robustness of credit disclosures for finance receivables and the related allowance for credit losses.  ASU 2010-20 expands disclosure requirements regarding allowance, charge-off and impairment policies, information about management’s credit assessment process, additional quantitative information on impaired loans and rollforward schedules of the allowance for credit losses and other disaggregated information.  New disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (e.g., allowance rollforward) are required for interim and annual periods beginning after December 15, 2010.  The Company does not expect the adoption of ASU 2010-20 to materially change current disclosures, and since these amended principles require only additional disclosures, the adoption of ASU 2010-20 will not affect the Company’s financial condition, results of operations or cash flows.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”).  ASU 2010-11 clarifies and amends the accounting for credit derivatives embedded in beneficial interests in securitized financial assets and eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination).  Bifurcation and separate recognition may be required for certain beneficial interests that are not accounted for at fair value through earnings.  The Company adopted ASU 2010-11 on July 1, 2010.  The adoption did not have a material impact on the Company’s consolidated financial statements as the majority of the Company’s assets are recorded at fair value through earnings.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 provides amended disclosure requirements related to fair value measurements including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances and settlements.  ASU 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures.  The Company adopted these amended accounting principles on January 1, 2010.  Since these amended principles require only additional disclosures concerning fair value measurements, this adoption did not affect the Company’s financial condition, results of operations or cash flows.  Refer to Note 6 “Financial Instruments” which includes the additional disclosures as required by this statement.

In September 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which supplements and amends the guidance in “Fair Value Measurements and Disclosures” (“ASC 820”), that provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  A quoted price, if available, in an active market for an identical liability must be used. If such information is not available, an entity may use either the quoted price of the identical liability when traded as an asset; quoted prices for similar liabilities; similar liabilities traded as assets or another technique such as the income approach or a market approach.  The Company adopted these amended accounting principles on October 1, 2009.  This adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued amendments to accounting principles which change the accounting for transfers of financial assets and were codified as ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets” (“ASU 2009-16”).  ASU 2009-16 improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  ASU 2009-16 modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  ASU 2009-16 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The Company adopted these amended accounting principles on January 1, 2010.  This adoption did not have a material effect on the Company’s consolidated financial statements.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2009, the FASB issued amendments to accounting principles which change the accounting for Variable Interest Entities (“VIE”), and were codified as ASU 2009-17, which amends ASC 810 “Consolidation.”  ASU 2009-17 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity which has insufficient equity at risk or which is not controlled through voting rights held by equity investors.  Previously, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE.  ASU 2009-17 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  ASU 2009-17 also requires that an enterprise continually reassess, based upon current facts and circumstances, whether it should consolidate the VIEs with which it is involved.  However, in January 2010, the FASB deferred ASU 2009-17 for certain investment entities which allows asset managers that have no obligations to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have attributes subject to ASC 946, “The Investment Company Guide.”  The deferral qualifies for many mutual funds, hedge funds, private equity funds, venture capital funds and certain mortgage REITs.  The Company adopted these amended accounting principles on January 1, 2010.  This adoption did not have a material effect on the Company’s consolidated financial statements, including our relationship as investment advisor to FA Technology Ventures L.P., which qualified for the deferral.  Refer to Note 8 “Investments” for additional information related to FA Technology Ventures L.P.

In April 2009, the FASB issued amended accounting principles now codified within ASC 820 related to determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly.  This guidance lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value.  The Company adopted these amended accounting principles as of June 30, 2009.  This adoption did not have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average shares for basic (loss)/earnings per share	121,772,943	110,321,762	120,577,332	89,425,596
Effect of dilutive common share equivalents	-	8,506,772	-	7,247,953
Weighted average shares and dilutive common share equivalents for dilutive (loss)/earnings per share	121,772,943	118,828,534	120,577,332	96,673,549

The Company was in a net loss position for the three and nine months ended September 30, 2010 and therefore excluded approximately 4.8 million shares underlying stock options and warrants, 13.8 million shares of restricted stock, and 6.2 million shares underlying restricted stock units from its computation of dilutive (loss)/earnings per share because they were anti-dilutive.  No options, warrants, restricted stock awards or restricted stock units were excluded for the three and nine months ended September 30, 2009.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	Cash and Cash Equivalents

The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  At September 30, 2010 and December 31, 2009, cash equivalents were approximately $7.1 million and $8.9 million, respectively.  Cash and cash equivalents of approximately $17.8 million and $7.8 million at September 30, 2010 and December 31, 2009, respectively, were held at one financial institution.

4.	Receivables from and Payables to Brokers, Dealers and Clearing Agencies

Amounts Receivable from and Payable to brokers, dealers and clearing agencies consists of the following:

(In thousands of dollars)	September 30, 2010	December 31, 2009
Receivable from clearing organizations	$12,436	$17,143
Good faith deposits	1,251	751
Commissions receivable	-	1,285
Underwriting and syndicate fees receivable	354	618
Total receivables	$14,041	$19,797
Payable to clearing organizations	$981,145	$691,495
Total payables	$981,145	$691,495

Securities transactions are recorded on trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in Receivables from or Payables to brokers, dealers and clearing agencies on the Consolidated Statements of Financial Condition.

The clearing agencies may re-hypothecate all securities held on behalf of the Company.

5.	Receivables from and Payables to Others

Amounts Receivable from or Payable to Others consist of the following:

(In thousands of dollars)	September 30, 2010	December 31, 2009
Interest receivable	$6,055	$5,388
Loan receivable, net of fee, held for investment	4,856	-
Investment banking fees receivable	6,758	3,865
Advisory fees receivable	199	2,345
Management fees receivable	111	78
Investment distributions receivable	-	1,995
Other	1,032	463
Total receivables from others	$19,011	$14,134
Payable to employees for the Employee Investment Funds (see Note 8)	$950	$697
Drafts payable	611	592
Other	2,232	213
Total payables to others	$3,793	$1,502

The loan receivable, which is held for investment, is a $5 million loan made to a third party limited partnership fund (“Fund”) whose primary purpose is to acquire and securitize a pool of leases, loans and other residual interests.  It is fully secured by all of the deposit accounts of the Fund and equity interests held by the Fund in various affiliates and has a stated rate of interest of 10% with principal repayment beginning in November 2010.  The loan matures at the earlier of the closing of the securitization or October 23, 2011.  The Company has accounted for the loan at amortized cost, which includes deferral of the loan structuring fee which is being amortized as an adjustment to the yield on the loan over its estimated life.  The Company has determined that the item above is not impaired as of September 30, 2010 based upon the current performance of the loan and its first priority perfected security interest.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of accounting policies related to the Company’s securities transactions and derivative financial instruments.

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

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Valuation Methodology

Cash and Cash Equivalents – These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  These investments are valued at par, which represent fair value, and are disclosed as Level 1.

Securities Owned/Securities Sold But Not Yet Purchased – These financial instruments represent investments in fixed income and equity securities.

Fixed income securities, which are traded in active markets, include on-the-run treasuries, federal agency obligations, corporate debt, preferred stock and asset and mortgage-backed securities including to-be-announced securities (“TBAs”).  A TBA is a forward mortgage-backed security whose collateral remains “to be announced” until just prior to the trade settlement.  The on-the-run treasuries and TBAs are generally traded in active, quoted and highly liquid markets.  These assets are generally classified as Level 1.  TBAs, which are not due to settle within the next earliest date for settlement, are treated as derivatives and are generally classified as Level 1.  As there is no quoted market for corporate debt, asset and mortgage-backed securities, and certain preferred stock, the Company utilizes observable market factors in determining fair value.  These financial instruments are reported as Level 2.  In certain circumstances, the Company may utilize unobservable inputs that reflect management’s own assumptions about the assumptions market participants would make.  These financial assets are reported as Level 3.

In determining fair value for Level 2 financial instruments, management utilizes benchmark yields, reported trades for comparable trade sizes, recent purchases or sales of the financial assets, issuer spreads, benchmark securities, bids and offers.  These inputs relate either directly to the financial assets being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions).  Additionally, for certain mortgage-backed securities, management also considers various characteristics such as the issuer, underlying collateral, prepayment speeds, cash flows and credit ratings.

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

Derivatives – In connection with mortgage-backed and U.S. government securities trading, the Company economically hedges certain exposure through the use of TBAs and exchange traded treasury futures contracts, respectively.  TBAs, which are not due to settle within the next earliest date for settlement, are accounted for as derivatives.  These TBAs are traded in an active quoted market and therefore generally classified as Level 1.

Investments – These financial assets primarily represent the Company’s investment in FA Technology Ventures L.P. (the “Partnership”), which was formed for purposes of investing in early and expansion stage companies in the information and new energy technology sectors.  Valuation techniques applied to the underlying portfolio companies predominantly include consideration of comparable market transactions and the use of valuation models to determine the discounted value of estimated future cash flows, adjusted as appropriate for market and/or other risk factors.  In addition, certain portfolio companies are valued based upon quoted market prices.  The investment in the Partnership is classified as Level 3 as the majority of the valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the categorization of the financial instruments within the fair value hierarchy at September 30, 2010:

(In thousands of dollars)	Assets at Fair Value
	Level 1	Level 2	Level 3	Total
Securities owned (1)
Agency mortgage-backed securities	$-	$1,082,361	$1,137	$1,083,498
Commercial mortgage-backed securities	-	-	24,176	24,176
Debt securities issued by U.S. Government and federal agency obligations	37	16,533	-	16,570
Other debt obligations	-	6,542	23,412	29,954
Preferred stock	-	42,625	-	42,625
Corporate debt securities	-	7,813	-	7,813
Residential mortgage-backed securities	-	-	11,605	11,605
Collateralized debt obligations	-	-	27,266	27,266
Equity securities	1,108	-	60	1,168
Derivatives (1)	84	-	-	84
Investments	-	-	18,617	18,617
Total financial assets at fair value	$1,229	$1,155,874	$106,273	$1,263,376

(In thousands of dollars)	Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased (1)
U.S. Government and federal agency obligations	$95,225	$-	$-	$95,225
Preferred stock	-	1,995	-	1,995
Corporate debt securities	-	-	1	1
Equity securities	32	-	-	32
Derivatives (1)	426	-	-	426
Total financial liabilities at fair value	$95,683	$1,995	$1	$97,679
_______________
(1)	Unrealized gains/(losses) relating to derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statement of Financial Condition.

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

The Company’s agency mortgage-backed securities positions classified as Level 2, of approximately $1.1 billion, have an average loan size of approximately $181,000 paying interest of 6.2%, with a weighted average FICO score of 718.  This portfolio has an average coupon remitting payment of 5.5% and has an average annualized constant prepayment rate of approximately 22%.  Fair value is determined through a combination of matrix pricing as well as the information noted in the preceding paragraph.

The Company’s Level 2 debt securities issued by U.S. Government and federal agency obligations of approximately $16.5 million have an average coupon of 4.4% and average maturity of 2020.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s preferred stock holdings of approximately $42.6 million had an average coupon of 8.1% and average credit rating of BB.

The Company’s other debt obligations of approximately $6.5 million classified as Level 2 are asset backed securities, paying floating interest rates currently at less than 4%, with an average credit rating of AAA, an average vintage of 2008 and average annualized constant prepayment rate of 25.3%.

The Company’s holdings of corporate debt securities classified as Level 2 of approximately $7.8 million have an average credit rating of BBB, have an average issuance year of 2006 and an average maturity of 2042.

The Company’s Level 3 agency mortgage-backed securities positions of approximately $1.1 million have an average loan size of $204,000 paying interest of 5.5%, with an average coupon of 4.8% and an average vintage of 2009.

The Company’s portfolio of Level 3 commercial mortgage backed securities of approximately $24.1 million are primarily mezzanine, have an average credit rating of BB and an average issuance year of 2006.

The Company’s portfolio of Level 3 non-agency residential mortgage backed securities of approximately $11.6 million are primarily mezzanine, have an average credit rating of C and have experienced, on average, a default rate of 10.8% and 45.6% severity.

The Company’s portfolio of Level 3 other debt obligations include a portfolio of approximately $23.4 million asset backed securities, paying floating interest rates currently at less than 2%, with an average credit rating of A, an average vintage of 2007 and average annualized constant prepayment rate of 23.2%.

The Company’s portfolio of Level 3 collateralized debt obligations of $27.2 million are comprised of commercial real estate, with an average vintage of 2005, have an average credit rating of BBB and have on average 12% subordination.

The Company’s investments of approximately $18.6 million classified as Level 3, includes the Company’s investment in the Partnership of approximately $17.3 million.  The Partnership invests primarily in equity securities of closely held private companies, and also holds equity securities in public companies which are generally subject to legal restrictions on transfer.  The Partnership is comprised of approximately 24 holdings and fair value is determined based upon the nature of the underlying holdings.  The Company has classified its entire investment as Level 3, as the Partnership is predominantly comprised of private companies.

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

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the categorization of the financial instruments within the fair value hierarchy at December 31, 2009:

(In thousands of dollars)	Assets at Fair Value
	Level 1	Level 2	Level 3	Total
Securities owned (1)
Agency mortgage-backed securities	$-	$870,529	$5,082	$875,611
Commercial mortgage-backed securities	-	80	32,585	32,665
Debt securities issued by U.S. Government and federal agency obligations	29,718	-	-	29,718
Preferred stock	-	10,701	-	10,701
Other debt obligations	-	-	9,775	9,775
Collateralized debt obligations	-	-	7,371	7,371
Corporate debt securities	-	5,877	1	5,878
Residential mortgage-backed securities	-	69	5,177	5,246
Equities	-	643	60	703
Derivatives (1)	2,033	-	-	2,033
Investments	-	-	19,326	19,326
Total financial assets at fair value	$31,751	$887,899	$79,377	$999,027

(In thousands of dollars)	Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased (1)
U.S. Government and federal agency obligations	$66,946	$-	$-	$66,946
Corporate debt securities	-	6,029	-	6,029
Derivatives (1)	13	-	-	13
Total financial liabilities at fair value	$66,959	$6,029	$-	$72,988
_______________
(1)	Unrealized gains/(losses) relating to Derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statement of Financial Condition.

The Company reviews its financial instrument classification on a quarterly basis.  As the observability and strength of valuation attributes change, reclassifications of certain financial assets or liabilities may occur between levels.  The Company’s policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3.  During the three and nine month periods ended September 30, 2010, there were no transfers between Levels 1 and 2.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three month period ended September 30, 2010:

(In thousands of dollars)	Other Debt Obligations	Commercial Mortgage-backed Securities	Residential Mortgage-backed Securities	Collateralized Debt Obligations	Agency Mortgage-backed Securities	Corporate Debt Securities	Equities	Investments	Total

Balance at June 30, 2010	$13,833	$55,863	$9,884	$1,982	$3,657	$1	$60	$17,638	$102,918
Total gains or (losses) (realized and unrealized) (1)	123	5,214	(45)	(377)	612	(2)	-	979	6,504
Purchases	15,356	47,912	9,540	31,170	2,034	-	-	-	106,012
Sales	(3,996)	(80,877)	(7,449)	(5,500)	(5,163)	-	-	-	(102,985)
Settlements	(1,904)	(3,936)	(325)	(9)	(3)	-	-	-	(6,177)
Transfers in and/or (out) of Level 3 (2)	-	-	-	-	-	-	-	-	-
Balance at September 30, 2010	$23,412	$24,176	$11,605	$27,266	$1,137	$(1)	$60	$18,617	$106,272

Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$117	$(170)	$9	$(386)	$(81)	$(2)	$-	$979	$466
_______________
(1)
Total gains or (losses) for all financial instruments, other than Investments, are reported in Principal transactions in the Consolidated Statements of Operations.  Total gains or (losses) for Investments are reported in Investment gains/(losses).

(2)	During the three month period ended September 30, 2010 there were no transfers in or out of Level 3.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three month period ended September 30, 2009:

(In thousands of dollars)	Other Debt Obligations	Commercial Mortgage-backed Securities	Residential Mortgage-backed Securities	Collateralized Debt Obligations	Agency Mortgage-backed Securities	Corporate Debt Securities	Equities	Investments	Total

Balance at June 30, 2009	$2,870	$13,593	$9,138	$-	$-	$-	$-	$16,687	$42,288
Realized gains/(losses) (1)	172	3,045	728	-	-	-	-	(62)	3,883
Unrealized gains/(losses) (1)	(4)	-	175	-	-	-	-	2,759	2,930
Purchases, sales and settlements	18,897	14,784	(5,028)	3,610	-	-	-	(78)	32,185
Transfers in and/or out of Level 3 (2)	404	(1,663)	(26)	-	3,654	1	60	-	$2,430
Balance at September 30, 2009	$22,339	$29,759	$4,987	$3,610	$3,654	$1	$60	$19,306	$83,716

Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$(252)	$(510)	$(24)	$(105)	$(31)	$-	$-	$2,759	$1,837
_______________
(1)
Total gains or (losses) for all financial instruments, other than Investments, are reported in Principal transactions in the Consolidated Statements of Operations.  Total gains or (losses) for Investments are reported in Investment gains/(losses).

(2)
During the three month period ended September 30, 2009 there was a net transfer in of approximately $2.4 million to Level 3 based on assumptions used on prepayments speeds and defaults.  These transfers were primarily investment grade performing mortgage and asset backed securities.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the nine month period ended September 30, 2010:

(In thousands of dollars)	Other Debt Obligations	Commercial Mortgage-backed Securities	Residential Mortgage-backed Securities	Collateralized Debt Obligations	Agency Mortgage-backed Securities	Corporate Debt Securities	Equities	Investments	Total

Balance at December 31, 2009	$9,775	$32,585	$5,177	$7,371	$5,082	$1	$60	$19,326	$79,377
Total gains or (losses) (realized and unrealized) (1)	2,365	14,944	590	(239)	1,834	(2)	-	(532)	18,960
Purchases	34,659	166,667	26,161	36,190	5,410	-	-	432	269,519
Sales	(19,713)	(186,053)	(19,597)	(16,047)	(11,015)	-	-	-	(252,425)
Issuances	-	-	-	-	-	-	-	-	-
Settlements	(3,674)	(3,967)	(726)	(9)	(174)	-	-	(609)	(9,159)
Transfers in and/or (out) of Level 3 (2)	-	-	-	-	-	-	-	-	-
Balance at September 30, 2010	$23,412	$24,176	$11,605	$27,266	$1,137	$(1)	$60	$18,617	$106,272

Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$1,240	$(1,669)	$(257)	$(372)	$(238)	$30	$34	$(240)	$(1,472)
_______________
(1)
Total gains or (losses) for all financial instruments, other than Investments, are reported in Principal transactions in the Consolidated Statements of Operations.  Total gains or (losses) for Investments are reported in Investment gains/(losses).

(2)	During the nine month period ended September 30, 2010 there were no transfers in or out of Level 3.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize the changes in the Company’s Level 3 financial instruments for the nine month period ended September 30, 2009:

(In thousands of dollars)	Other Debt Obligations	Commercial Mortgage-backed Securities	Residential Mortgage-backed Securities	Collateralized Debt Obligations	Agency Mortgage-backed Securities	Corporate Debt Securities	Equities	Investments	Total

Balance at December 31, 2008	$2,348	$1,165	$20,868	$-	$-	$-	$-	$15,398	$39,779
Realized gains/(losses) (1)	(108)	3,080	(360)	-	-	-	-	(149)	2,463
Unrealized gains/(losses) (1)	3	2	(1,401)	-	-	-	-	3,829	2,433
Purchases, sales and settlements	19,658	26,802	(12,668)	3,610	-	-	-	228	37,630
Transfers in and/or out of Level 3 (2)	438	(1,290)	(1,452)	-	3,654	1	60	-	1,411
Balance at September 30, 2009	$22,339	$29,759	$4,987	$3,610	$3,654	$1	$60	19,036	$83,716

Change in unrealized gains/(losses) on Level 3 assets still held at September 30, 2009 (1)	$(269)	$(454)	$(1,340)	$(105)	$(239)	$-	$-	$3,835	$1,428

(1)
Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.  Total gains or (losses) for Investments are reported in Investment gains/(losses).

(2)
The Company reviews the classification assigned to financial instruments on a quarterly basis.  As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur among levels.  The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the quarter of the change.  During the nine month period ended September 30, 2009, there was a net transfer in of approximately $1.4 million to Level 3.  These transfers were primarily investment grade performing mortgage and asset backed securities, based upon assumptions used on prepayment speeds and defaults.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	Securities Owned and Sold, but Not Yet Purchased

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policies related to the Company’s securities transactions and derivative financial instruments.

Securities owned and sold, but not yet purchased consisted of the following at:

	September 30, 2010		December 31, 2009
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
Agency mortgage-backed securities	$1,083,498	$-	$875,611	$-
Non-agency mortgage-backed securities	35,781	-	37,911	-
U.S. Government and federal agency obligations	16,570	95,225	29,718	66,946
Other debt obligations	57,220	-	17,146	-
Preferred stock	42,625	1,995	10,701	-
Corporate debt securities	7,813	1	5,878	6,029
Equities	1,168	32	703	-
Derivatives	84	426	2,033	13
Not Readily Marketable Securities
Investment securities with no publicly quoted market	18,617	-	19,326	-
Total	$1,263,376	$97,679	$999,027	$72,988

Securities not readily marketable are principally the Company’s investments in publicly and privately held companies and private equity securities.  Refer to Note 8 for further information.

The Company’s subsidiaries utilize derivatives for various economic hedging strategies to actively manage their market and liquidity exposures.  This strategy includes the purchase and sale of securities on a when-issued basis and entering into exchange traded treasury futures contracts.  At September 30, 2010 and December 31, 2009, the Company’s subsidiaries had no outstanding underwriting commitments and had entered into 47 and 17, respectively, open TBA sale agreements in the notional amount of $489.5 million and $280.5 million, respectively.  In addition, at September 30, 2010, the Company had entered into one open TBA purchase agreement and 230 open U.S. treasury futures purchase contracts in the notional amount of $2.0 million and $23.0 million, respectively.  Total gains/(losses) recognized in the Consolidated Statements of Operations associated with these economic hedging strategies were $1.2 million and ($2.7) million, for the three month periods ending September 30, 2010 and 2009, respectively, and ($6.9) million and ($3.2) million, for the nine month periods ending September 30, 2010 and 2009, respectively.

8.	Investments

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policy related to the Company’s investments included within the policy titled “Securities Transactions” and Note 6 within this Quarterly Report on Form 10-Q for additional information regarding valuation techniques and inputs related to the Company’s investment in the Partnership.

The Company’s investment portfolio includes interests in publicly and privately held companies and private equity securities.  Information regarding these investments has been aggregated and is presented below.

(In thousands of dollars)	September 30, 2010	December 31, 2009
Fair Value
Investment in the Partnership	$17,393	$18,349
Consolidation of Employee Investment Funds, net of Company’s ownership interest, classified as Private Investment	1,224	977
Total fair value	$18,617	$19,326

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Investment gains and losses are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2010	2009	2010	2009
Private (realized and unrealized gains and losses)	$979	$2,698	$(533)	$3,680

The Company has an investment in the Partnership of approximately $17.4 million and approximately $18.3 million at September 30, 2010 and December 31, 2009, respectively.  The Partnership’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.   FA Technology Ventures Corporation (“FATV”), a wholly-owned subsidiary of the Company, is the investment advisor to the Partnership.  As of September 30, 2010, the Company had a commitment to invest an additional $0.6 million to the Partnership.  At September 30, 2010 and December 31, 2009, total Partnership capital for all investors in the Partnership equaled $67.4 million and $71.2 million, respectively.  The Partnership is scheduled to terminate in July 2011, unless extended for a maximum period of 2 additional years.  This is the Company’s best estimate of the timeframe for liquidation.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represented the Company’s maximum exposure to loss in the Partnership at September 30, 2010 and December 31, 2009.  The Company’s share of management fee income derived from the Partnership for the three month periods ended September 30, 2010 and 2009 were $0.1 million and $0.2 million, respectively, and were $0.5 million and $0.6 million for the nine month periods ended September 30, 2010 and 2009, respectively.

The Employee Investment Funds (“EIF”) are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities.  The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company has consolidated EIF resulting in approximately $1.0 million of Investments and a corresponding Payable to others being recorded in the consolidated Statement of Financial Condition as of September 30, 2010.  Management fees are not material.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	Goodwill and Intangible Assets

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policy related to goodwill and intangible assets.

Goodwill

(In thousands of dollars)	Reporting Unit MBS/ABS & Rates	Reporting Unit Equities	Reporting Unit Investment Banking	Total
Goodwill
Balance at December 31, 2009	$17,364	$8,928	$79,402	$105,694
Contingent consideration	-	-	-	-
Balance at September 30, 2010	$17,364	$8,928	$79,402	$105,694

During the three-month period ended September 30, 2010, the Company reduced the Goodwill allocated to the Equities reporting unit by approximately $0.8 million as a result of a reversal of previously accrued contingent consideration through June 30, 2010, based upon the performance of the division.

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

The Company used a combination of the market and income approaches to determine the fair value of the Investment Banking and Equities reporting unit.  Key assumptions utilized in the market approach included the use of multiples of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”) based upon available comparable company market data.  The Company also utilized a discounted cash flow analysis, utilizing a discount rate which includes an estimated cost of debt and cost of equity and capital structure based upon observable market data.

There is a degree of uncertainty associated with the key assumptions utilized within the annual goodwill impairment tests.  The discounted cash flow assumptions included an estimated growth rate which may not be indicative of actual future results.  In addition, a downturn in the market may widen credit spreads resulting in a larger discount rate being utilized in the discounted cash flow analysis and could also have an adverse effect on the market multiples of our guideline companies.  Such uncertainties may cause varying results in future periods.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible Assets

(In thousands of dollars)	September 30, 2010	December 31, 2009
Intangible assets (amortizable):
Broadpoint Securities, Inc. – Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(343)	(303)
Net carrying amount	298	338
Corporate Credit – Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(412)	(293)
Net carrying amount	383	502
American Technology Research – Customer relationships
Gross carrying amount	6,960	6,960
Accumulated amortization	(1,210)	(756)
Net carrying amount	5,750	6,204
American Technology Research – Covenant not to compete
Gross carrying amount	330	330
Accumulated amortization	(220)	(137)
Net carrying amount	110	193
American Technology Research – Trademarks
Gross carrying amount	100	100
Accumulated amortization	(100)	(100)
Net carrying amount	-	-
Gleacher Partners, Inc. – Trade name
Gross carrying amount	7,300	7,300
Accumulated amortization	(481)	(208)
Net carrying amount	6,819	7,092
Gleacher Partners, Inc. – Backlog
Gross carrying amount	420	420
Accumulated amortization	(420)	(410)
Net carrying amount	-	10
Gleacher Partners, Inc. – Non compete agreement
Gross carrying amount	700	700
Accumulated amortization	(308)	(133)
Net carrying amount	392	567
Gleacher Partners, Inc. – Customer relationships
Gross carrying amount	6,500	6,500
Accumulated amortization	(3,895)	(2,143)
Net carrying amount	2,605	4,357
Total Intangible assets	$16,357	$19,263

Customer related intangible assets are being amortized from 3 to 12 years; covenant not to compete assets are being amortized over 3 years; trademark assets are being amortized from 1 to 20 years.  Total amortization expense recorded in the Consolidated Statements of Operations for the three-month period ended September 30, 2010 and 2009 was approximately $0.9 million and $1.8 million, respectively, and for the nine month period ended September 30, 2010 and 2009 was approximately $2.9 million and $2.5 million, respectively.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future amortization expense as of September 30, 2010 is estimated as follows:

(In thousands of dollars)
2010 (remaining)	$792
2011	3,047
2012	1,928
2013	1,050
2014	1,024
2015	1,024
Thereafter	7,492
Total	$16,357

10.	Office Equipment and Leasehold Improvements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policy related to office equipment and leasehold improvements.

Office equipment and leasehold improvements consist of the following:

(In thousands of dollars)	September 30, 2010	December 31, 2009
Communications and data processing equipment	$4,025	$6,583
Furniture and fixtures	2,904	2,001
Leasehold improvements	1,397	5,051
Software	370	999
Total	8,696	14,634
Less: accumulated depreciation and amortization	2,145	11,565
Total office equipment and leasehold improvements, net	$6,551	$3,069

In connection with the Company’s move to its new headquarters during the second quarter of 2010, as further discussed in Note 13, fixed assets and leasehold improvements of approximately $10.9 million were retired, resulting in an expense of approximately $0.3 million.  In addition, as a result of this move, the Company purchased approximately $3.8 million of fixed assets and leasehold improvements.

Depreciation and amortization expense for the three and nine months ended September 30, 2010 and 2009, excluding the assets written-off as discussed above, was $0.4 million and $1.2 million, and $0.3 million and $0.7 million, respectively.

11.	Other Assets

Other assets consist of the following:

(In thousands of dollars)	September 30, 2010	December 31, 2009
Prepaid expenses	$4,912	$6,580
Deposits	4,697	4,182
Other	210	212
Total other assets	$9,819	$10,974

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12.	Mandatorily Redeemable Preferred Stock

On September 28, 2010, the Company redeemed all of the issued and outstanding shares of its Series B Mandatorily Redeemable Preferred Stock (“Series B Preferred Stock”) at a redemption price of approximately $26.6 million, representing par value, plus all unpaid dividends accruing subsequent to June 30, 2010 (the last payment date), multiplied by a premium call factor of 1.035.  In connection with this redemption, the Company recorded a loss on extinguishment of approximately $1.6 million which included the impact of the premium call factor and the write-off of the remaining discount and deferred financing costs related to the Series B Preferred Stock.

13.	Commitments and Contingencies

FA Technology Ventures

As of September 30, 2010, the Company had a commitment to invest up to an additional $0.6 million in the Partnership.  The period for new investments expired in July 2006; however, the general partner of the Partnership, FATV GP LLC (the “General Partner”), may make capital calls on this commitment through July 2011 for additional investments in portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from operating cash flow.

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

AmTech – Contingent Consideration

In connection with the Company’s acquisition of AmTech in October 2008, the sellers have the right to receive earnout payments consisting of the profits earned by the Equities division for fiscal years through 2011 up to an aggregate of $15 million in such profits, and 50% of such profits in excess of $15 million.  Based on the results of the Equities division in the nine and twelve month periods ended September 30, 2010 and December 31, 2009, there was zero and $2.7 million, respectively, of contingent consideration recorded as additional purchase price by an increase to Goodwill in the Consolidated Statements of Financial Condition.

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

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum annual lease payments, and sublease rental income as of September 30, 2010, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2010 (remaining)	$1,892	$405	$1,487
2011	7,496	1,592	5,904
2012	7,671	1,566	6,105
2013	7,576	1,508	6,068
2014	6,699	860	5,839
Thereafter	55,341	502	54,839
Total	$86,675	$6,433	$80,242

Rental expense, net of sublease rental income, for the three and nine month periods ended September 30, 2010 and 2009 approximated $1.2 million and $2.0 million, and $7.2 million and $5.2 million, respectively.  The nine month period ended September 30, 2010 includes a termination fee and related commissions of approximately $3.2 million associated with the Company’s termination of its lease of the entire 31st floor of 12 East 49th Street, New York, New York 10017, which was recorded in the second quarter of 2010.  In addition, during this period, the Company’s lease agreement for its new headquarters at 1290 Avenue of the Americas, New York, New York 10104 became effective.

The Company’s future minimum lease commitments were reduced by approximately $11.0 million during the nine months ended September 30, 2010, which included approximately $14 million resulting from the consolidation of the Company’s three previous New York office locations into its new headquarters at 1290 Avenue of the Americas, New York, New York 10104.  This was partially offset by a commitment of approximately $6.9 million as a result of an amendment to the Company’s lease of its new headquarters in the third quarter of 2010 for additional office space.

Litigation

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policy related to contingencies.

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

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $4.3 million at September 30, 2010 and $4.0 million at December 31, 2009.  The letter of credit agreements were collateralized by cash of $4.3 million and $4.0 million included in Other assets at September 30, 2010 and December 31, 2009, respectively.

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

14.	Income Taxes

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policy related to income taxes.  During interim periods, the Company calculates and reports an estimated annual effective income tax rate pursuant to ASC 740-270, “Income Taxes – Interim Reporting.”

The Company’s effective income tax rate from continuing operations for the three-month period ended September 30, 2010 of negative 11.0% resulted in income tax expense of approximately $0.3 million.  The Company calculated its income tax provision using its actual year to date effective tax rate (“discrete rate”) rather than its estimated annual effective tax rate.  The discrete rate was used because a reliable estimate of the annual effective tax rate could not be calculated due to the magnitude of permanent items in relation to a range of possible outcomes of our operating results caused by continued market volatility.  The effective rate differs from the federal statutory rate of 35% primarily due to non-deductible Series B Preferred Stock dividends and the related non-deductible loss on early redemption, a change in estimate of our apportioned statutory income tax rate, non-deductible share-based compensation, the indemnification revaluation, which is non-deductible for tax, and state and local income taxes.  This was partially offset by a reduction in unrecognized tax benefits as a result of a settlement during the quarter.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s effective income tax rate from continuing operations for the nine-month period ended September 30, 2010 of 29.2% resulted in an income tax benefit of approximately $3.4 million.  The effective income tax rate is calculated using the discrete rate and differs from the federal statutory rate of 35% primarily due to non-deductible Series B Preferred Stock dividends and the related non-deductible loss on early redemption, and the indemnification revaluation, which is non-deductible for tax.  The Company’s effective tax rate was offset by state and local income taxes, a reduction in unrecognized tax benefits as a result of a settlement during the quarter and a benefit recorded in the first quarter due to the reversal of prior year non-deductible share-based compensation previously granted to the Company’s former Chief Executive Officer (“CEO”).

The Company’s effective income tax rate from continuing operations for the three month period ended September 30, 2009 of negative 25.7% resulted in an income tax benefit of $4.9 million and for the nine month period ended September 30, 2009 of 4.9%, resulted in income tax expense of $2.3 million.  The effective rate differed from the federal statutory rate of 35% primarily due to the release of the deferred tax valuation allowance in the amount of $8.0 million and $14.0 million during the three and nine month periods ended, respectively, which were treated as discrete items, and the recognition of tax benefits for net operating losses utilized in the current year for which a valuation allowance was historically recorded.  These items were partially offset by state and local taxes and non-deductible Series B Preferred Stock dividends.

The Company’s net deferred tax assets decreased approximately $2.6 million during the three month period ended September 30, 2010, primarily due to stock-based compensation vesting and settlements, partially offset by stock-based compensation expense.  During the nine-month period ended September 30, 2010, net deferred tax assets increased approximately $6.8 million primarily due to stock-based compensation expense, which includes an expense of approximately $12.7 million related to the CEO separation from the Company in the first quarter of 2010, partially offset by stock-based compensation vesting and settlements.  Refer to Note 15 for additional details.

During the three-month period ended September 30, 2010, the Company reduced its unrecognized tax benefits by approximately $1.5 million as a result of a settlement with a taxing authority related to a matter the Company was indemnified for.  Refer to Note 20 for additional information.  There have been no other significant changes to the Company’s remaining unrecognized tax benefits of approximately $4.6 million during the three and nine-month periods ended September 30, 2010.

15.	Stock-Based Compensation Plans

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the accounting policy related to stock-based compensation.

The Company recognized stock-based compensation expense related to its various employee and non-employee director stock-based incentive plans of approximately $7.0 million and $3.9 million for the three month periods ended September 30, 2010 and 2009, respectively, and approximately $30.5 million and $8.9 million for the nine month periods ended September 30, 2010 and 2009, respectively.  Stock-based compensation expense recognized for the three and nine month periods ended September 30, 2010 included approximately $2.3 million of expense as a result of a modification to a senior executive’s unvested restricted stock units and options.  The modification was a result of a letter agreement (“Letter Agreement”) that was entered into between the Company and the senior executive on September 21, 2010 which provided for certain terms relating to the senior executive’s continued employment including the vesting and non-forfeitability of all of his remaining unvested restricted stock units and options.  In addition, stock-based compensation expense for the nine month period ended September 30, 2010 included approximately $12.7 million of stock-based compensation expense due to the acceleration of expense recognition related to the former CEO’s and the former Chief Financial Officer’s (“CFO”) separations from the Company during the first quarter.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three month period ended September 30, 2010, the Company granted approximately 0.3 million restricted stock awards with an average grant date fair value of $2.39 per award, approximately 1.9 million restricted stock units, with an average grant date fair value of $2.37 per unit and 0.3 million options with an average grant date fair value of $1.25 per award.  At September 30, 2010, the Company has approximately 23.9 million shares available for future awards.

Options granted during the three month period ended September 30, 2010 have an exercise price of $1.97 which vest in 3 years and expire 6 years after grant date.  The Company utilized the Black-Scholes pricing model to determine the fair value of options granted.  Significant assumptions used to estimate fair value included expected volatility of 88.2%, expected term of 4.0 years and a risk free interest rate of 1.15%.

(Shortfall)/windfall tax benefits of approximately ($1.0) million and $0.9 million were recorded as a (decrease)/increase to Additional paid-in capital during the three and nine month period ended September 30, 2010, respectively.

16.	Net Capital Requirements

During the second quarter of 2010, the Company merged its subsidiary, Broadpoint AmTech, Inc., with and into Gleacher Securities.  Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 of the Securities and Exchange Act of 1934, as amended (the “Net Capital Rule”), as well as the Commodity Futures Trading Commission’s net capital requirements (“Regulation 1.16”), which require the maintenance of a minimum net capital.  Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2 percent of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities.  Based upon the activities of Gleacher Securities, its minimum requirement under Regulation 1.16 is the same as under the Net Capital Rule.  As of September 30, 2010, Gleacher Securities had net capital, as defined by both the Net Capital Rule and Regulation 1.16, of $44.9 million, which was $44.6 million in excess of the $0.3 million required minimum net capital.

Gleacher Partners, LLC is also subject to the Net Capital Rule, which requires the maintenance of minimum net capital.  Gleacher Partners, LLC has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2 percent of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater.  As of September 30, 2010, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.8 million, which was $0.5 million in excess of the $0.25 million required minimum net capital.

17.	Trading Activities

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

Market Risk

As of September 30, 2010, the Company had approximately $69.1 million of securities owned which were considered non-investment grade. Non-investment grade securities are defined as debt and preferred equity securities rated as BB+ or lower or equivalent ratings by recognized credit rating agencies. These securities have different risks than investment grade rated investments because the companies are typically more highly leveraged and therefore more sensitive to adverse economic conditions and the securities may be more thinly traded or not traded at all.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Interest Rate Risk:  Interest rate risk exposure is a result of maintaining inventory positions and trading in interest-rate-sensitive financial instruments.  In connection with this trading activity, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve.

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

Credit Spread and Credit Rating Risk:  Credit spread and credit rating risk results from changes in the level or volatility of credit spreads, either as a result of macro market conditions (e.g., risk aversion sentiment) or from idiosyncratic development of certain debt issuers or their sectors.

Liquidity Risk:  Liquidity risk is the risk that it takes longer or it is more costly than anticipated to sell inventory to raise cash due to adverse market conditions.

Equity Price Risk:  Equity price risk results from changes in the level or volatility of equity prices, which affects the value of equity securities or instruments that derive their value from a particular stock.

The Company hedges its exposure to interest rate and prepayment risk by using TBAs, exchange traded treasury futures contracts and government securities.  Hedging using government securities and exchange traded treasury futures contracts protects the Company from movements in the yield curve and changes in general levels of interest rates.  Hedging using TBAs minimizes the spread risk within the mortgage-backed securities market.

The Company believes the optimum strategy to manage credit spread and credit rating risk is high inventory turnover, thereby minimizing the amount of time during which the Company holds these securities, in some cases by arranging the sale before committing to the purchase.  Given this strategy, the Company maintains a low inventory level in these securities relative to the Company’s total securities owned.

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

The Company also has sold securities that it does not currently own and is therefore obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2010 and December 31, 2009 at market values of the related securities and will incur a loss if the market value of the securities increases subsequent to September 30, 2010 and December 31, 2009.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Refer to Note 13 within the section labeled “Other” for additional information regarding credit risks of the Company.

18.	Fair Value of Financial Instruments

Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short-term nature, with the exception of the Series B Preferred Stock, subordinated debt and the loan to Fund further discussed in Note 5.  Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealer and clearing organizations, related parties and others.  The fair value of the Series B Preferred Stock at December 31, 2009 was approximately $28.0 million based upon an estimate for the Company’s current borrowing rate.  There was no Series B Preferred Stock at September 30, 2010 as it was redeemed during the third quarter of 2010.  The carrying value of the subordinated debt at September 30, 2010 and December 31, 2009 approximated fair value based on current rates available.  The carrying value of the loan to the Fund approximates fair value based upon the proximity in which it was provided in relation to September 30, 2010 as well as its execution at arms length between unrelated parties.

19.	Segment Analysis

As discussed in the second quarter of 2010, in order to more clearly report the results of the Company’s reportable segments based upon the nature of the revenues generated, which is how the segments are evaluated, current and prior period results have been revised to reclassify investment banking revenues and related expenses which were previously presented within MBS/ABS & Rates, Corporate Credit, Equities and Other into the Investment Banking segment.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Currently, our business model operates through the following five business segments:

•
MBS/ABS & Rates (formerly known as Descap) – This division provides sales and trading services in a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”), whole loans and other securities and generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients.

•
Corporate Credit (formerly known as Debt Capital Markets) – This division provides sales and trading in corporate debt securities including bank debt and loans, investment grade and high-yield debt, convertibles, distressed debt, preferred stock and reorganization equities to corporate and institutional investor clients.  The segment generates revenues from spreads and fees on trades executed and on intraday principal and riskless principal transactions on behalf of clients.

•
Investment Banking – This division provides a broad range of financial advisory services with regard to mergers and acquisitions, restructurings and corporate finance-related matters.  In addition, it raises capital for corporate clients through underwritings and private placements of debt and equity securities.

•
Equities – This division generates revenues through cash commissions on customer trades in equity securities and hard-dollar fees for research on stocks primarily in the technology, aerospace, defense, clean tech and healthcare sectors.  This division also generates principal transaction revenues through its recently commenced market making activities in certain equity securities.

•
Other – Includes the results from the Company’s FATV venture capital investment, amortization of intangible assets arising from business acquisitions and costs related to corporate overhead and support, including various fees associated with legal and settlement expenses.  Revenues are generated through the management of and investment in the venture capital investment.

The Company’s sales and trading revenues consist of revenues derived from commissions, principal transactions, and other fee related revenues.  Investment banking consists of revenues derived from capital raising and financial advisory services.  Investment gains/(losses) primarily reflect gains and losses on the Company’s FATV investment.  Certain expenses not directly associated with specific reportable business segments were not allocated to each reportable business segment’s net profits.  These expenses are reflected in the Other segment.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information concerning operations in these segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2010	2009	2010	2009
Net revenues
MBS/ABS & Rates
Sales and trading	$15,568	$38,568	$55,147	$92,434
Interest income	13,210	11,404	40,979	32,085
Interest expense	(3,490)	(5,609)	(11,131)	(14,683)
Total MBS/ABS & Rates	25,288	44,363	84,995	109,836
Corporate Credit
Sales and trading	20,136	28,498	60,933	92,304
Interest income	970	111	1,633	479
Interest expense	(195)	(33)	(481)	(125)
Total Corporate Credit	20,911	28,576	62,085	92,658
Equities
Sales and trading	5,199	5,756	15,694	17,606
Interest income	(2)	7	7	22
Interest expense	(16)	-	(17)	-
Total Equities	5,181	5,763	15,684	17,628
Investment Banking
Investment banking	11,765	12,433	33,689	30,659
Other	-	88	90	99
Total Investment Banking	11,765	12,521	33,779	30,758
Other
Investment gains/(losses), net	979	2,698	(533)	3,680
Sales and trading	206	641	374	1,177
Interest income	(51)	47	49	150
Interest expense	(1,194)	(1,115)	(3,370)	(3,159)
Interest expense – Intersegment allocations	1,960	3,830	5,818	7,901
Total Other	1,900	6,101	2,338	9,749
Total net revenues	$65,045	$97,324	$198,881	$260,629

(Loss)/income before income taxes and discontinued operations
MBS/ABS & Rates	$7,046	$16,677	$28,822	$44,249
Corporate Credit	1,565	3,956	4,389	13,164
Equities	(1,953)	143	(2,001)	758
Investment Banking	3,726	2,936	9,440	7,518
Other	(12,848)	(4,645)	(52,200)	(18,271)
(Loss)/income before income taxes and discontinued operations	$(2,464)	$19,067	$(11,550)	$47,418

The Company’s segments’ financial policies are the same as those described in Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Assets have not been reported by segment, as such information is not utilized by the chief operating decision maker.  All assets and operations are located in the United States.

20.	Related Party Transactions

From time to time, the Company provides investment banking services and brokerage services to MatlinPatterson FA Acquisition LLC (“MatlinPatterson”), a significant stockholder of the Company, or its affiliated persons or entities.  The services are provided by Gleacher Securities in the ordinary course of its business.

Investment banking revenues from related parties reported in the Consolidated Statements of Operations represents $0.3 million and $3.3 million of fees earned for the three month periods ended September 30, 2010 and 2009, respectively, and $1.6 million and $9.1 million for the nine month periods ended September 30, 2010 and 2009, respectively, for underwriting and advisory engagements performed for MatlinPatterson or its affiliated persons or entities.

For the three and nine month periods ended September 30, 2010 and 2009, MatlinPatterson paid zero and $0.2 million, and $0.1 million and $0.3 million, respectively, to Gleacher Securities for brokerage services provided to MatlinPatterson or its affiliated persons or entities.  These revenues are included in Principal transactions in the Consolidated Statements of Operations.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax.  The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities, which is collateralized by shares of its common stock held in an escrow fund that was established at the closing of the Company’s acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations.  During the third quarter of 2010, the Company reduced this indemnification by approximately $0.8 million based upon the resolution of certain tax years related to this matter.  This amount is recorded within Other expenses within the Consolidated Statement of Operations, with an offsetting tax benefit recorded due to the reduction in the unrecognized tax benefit.  The Company does not believe, in any event, that the remaining open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations.  The Company’s receivable for this indemnification at September 30, 2010 and December 31, 2009 was approximately $1.7 million and $2.5 million, respectively.

In connection with the acquisition of Gleacher Partners, Inc., the Company has agreed to pay $10 million to the selling parties five years after closing the Transaction, subject to acceleration under certain circumstances.  Such amount is recorded as of September 30, 2010 and December 31, 2009 as a liability within the Company’s Consolidated Statements of Financial Condition.

As further discussed in Note 13, in connection with the Company’s acquisition of AmTech, the Company has accrued contingent consideration of zero and $2.9 million, as of September 30, 2010 and December 31, 2009, respectively, within the Consolidated Statements of Financial Condition.  In connection with this arrangement, the Company paid the former stockholders of AmTech, in the first quarter of 2010, approximately $1.4 million and issued approximately 345,000 shares of common stock resulting in an increase of Additional paid-in capital of approximately $1.5 million.

Details on the amounts receivable from or payable to these various related parties are below:

(In thousands of dollars)	September 30, 2010	December 31, 2009
Receivables from related parties
Former owners of Gleacher Partners, Inc.	$1,737	$2,549
MatlinPatterson - Investment Banking	622	378
MatlinPatterson - Other	-	44
Total Receivables from related parties	$2,359	$2,971
Payables to related parties
Former stockholders of Gleacher Partners, Inc.	$9,878	$9,778
Former stockholders of AmTech	-	2,900
Total Payables to related parties	$9,878	$12,678

21.	Discontinued Operations

The Company continues to report the receipt and settlement of pending contractual obligations related to previously reported discontinued operations.  Any such activity in the three and nine month periods ending September 30, 2010 and September 30, 2009 is not material and relates to transactions consummated prior to the year beginning January 1, 2008.

22.	Restructuring

In 2007, the Company implemented a restructuring plan to properly size the Company’s infrastructure with its then current level of activity.  The Company completed its restructuring plan to properly size its infrastructure in the third quarter of 2008.

GLEACHER & COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In connection with the plan, the Company has a liability remaining of approximately $0.9 million at September 30, 2010, most of which relates to real estate exit/impairment costs, net of subleases.  These real estate leases will expire in 2015.

The following tables summarize the changes in the Company’s liability relating to the plan for the nine month period ended September 30, 2010:

(In thousands of dollars)
Balance, December 31, 2009	$889
Real estate revaluation	100
Payment of exit expenses	(5)
Lease payments, net	(76)
Balance, September 30, 2010	$908

23.	Subsequent Events

The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.  There were no events requiring disclosure, other than the matters below.

Acquisition – ClearPoint Funding, Inc.

On October 13, 2010, the Company announced that it has agreed to acquire, through its newly formed subsidiary, Descap Mortgage Funding, LLC, all of the shares of common stock of ClearPoint Funding, Inc. (“ClearPoint”).  The acquisition is expected to close in the first quarter of 2011, subject to various regulatory approvals and customary closing conditions.

Stock Repurchase

On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program, whereby, the Company is authorized to purchase shares of its common stock for up to $25 million.  Currently, the primary intended purpose of the repurchase program is to manage dilution related to employee share-based compensation grants.  Stock purchases by the Company will be made from time to time in the open market or in privately-negotiated transactions, if and when management determines to effect purchases.  All stock repurchases by the Company shall be subject to the requirements of Rule 10b-18 under the Exchange Act.

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

Business Overview

The Company is an independent investment bank that provides corporate and institutional clients with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization and strategic alternative analysis, as well as securities brokerage services for institutional customers primarily in the United States.

In the second quarter of 2010, the Company changed its name to Gleacher & Company, Inc., (re-branded as Gleacher & Company).  The Company is focused on the unification of its brand as an investment bank with an investment banking, research, trading and distribution arm that would ultimately capitalize on the integration of its divisions being managed as one business.  The Company’s business philosophy continues to be diversification of its product mix and earnings stream, as well as growth, both organically and through opportunistic acquisitions of attractive targets.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Currently, we operate through the following five business segments:

•
MBS/ABS & Rates (formerly known as Descap) – This division provides sales and trading services in a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”), whole loans and other securities and generates revenues from spreads and fees on trades executed on behalf of clients and from principal transactions executed to facilitate trades for clients.

•
Corporate Credit (formerly known as Debt Capital Markets) – This division provides sales and trading in corporate debt securities including bank debt and loans, investment grade and high-yield debt, convertibles, distressed debt, preferred stock and reorganization equities to corporate and institutional investor clients.  The segment generates revenues from spreads and fees on trades executed and on intraday principal and riskless principal transactions on behalf of clients.

•
Investment Banking – This division provides a broad range of financial advisory services with regard to mergers and acquisitions, restructurings and corporate finance-related matters.  In addition, it raises capital for corporate clients through underwritings and private placements of debt and equity securities.

•
Equities – This division generates revenues through cash commissions on customer trades in equity securities and hard-dollar fees for research on stocks primarily in the technology, aerospace, defense, clean tech and healthcare sectors.  This division also generates principal transaction revenues through its recently commenced market making activities in certain equity securities.

•
Other –Includes the results from the Company’s FA Technology Ventures Corporation (“FATV”) venture capital investment, amortization of intangible assets arising from business acquisitions and costs related to corporate overhead and support, including various fees associated with legal and settlement expenses.  Revenues are generated through the management of and investment in the venture capital investment.

Refer to Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for additional information regarding material opportunities, challenges and risks related to our business.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Business Environment in the Third Quarter 2010

The financial markets experienced a recovery in the third quarter of 2010, reversing losses suffered in the previous quarter with the Dow Jones and S&P increasing approximately 10%, despite extremely low trading volumes which are typical of the summer months.  These gains were realized primarily from hedges being lifted which were protecting investor portfolios from falling stock prices.  Overall market sentiment increased due to a record level of high yield debt being raised in the low interest rate environment, resulting in improved liquidity, as well as speculation regarding another round of quantitative easing by the Federal Reserve which previously resulted in a market rally when first implemented in 2009.  In addition, M&A markets have started to recover as companies have utilized improved liquidity on strategic acquisitions.

However, spreads on government and agency securities continued tightening during the third quarter due to increased demand, as risk adverse investors continue to worry about the domestic economic outlook and sovereign-debt problems in the Euro zone.  This is evidenced by the yield on the 10-year U.S. Treasury note falling to approximately 2.5% from its peak of approximately 4.0% in early April of this year.

Market volatility is expected to remain high as a result of the continued uncertainties stemming from the overall economic outlook both in the U.S. and abroad, the continued weakness in the housing markets, the overall unknown impact of the financial regulatory reform, including more stringent capital requirements, and recent tax law uncertainties which are not expected to be resolved until after the November election.  Therefore, the results of our operations, which are highly dependent on the environment in which our business operates, may not necessarily be indicative of what may be recognized in the future.

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

Three Months Ended September 30, 2010 and 2009

For the third quarter of 2010, net revenues from continuing operations were $65.0 million, compared to $97.3 million for the third quarter of 2009.  The 33 percent decrease in net revenues was primarily due to decreases in revenues in the MBS/ABS & Rates, Corporate Credit and Other segments.  Non-interest expenses for the third quarter of 2010 of $67.5 million decreased $10.7 million, or 14 percent, compared to $78.3 million in the third quarter of 2009.  This was primarily due to a reduction of compensation and benefits (reflecting a decrease in revenues) which was partially offset by overall higher headcount, as well as, approximately $2.3 million of non-cash compensation expense associated with a modification to fully vest a senior executive’s unvested restricted stock units and options in connection with a letter agreement regarding such executive’s continued employment, a $1.6 million loss on extinguishment of the mandatorily redeemable preferred stock (“Series B Preferred Stock”) and approximately $0.8 million related to the partial revaluation of an indemnification receivable that arose in connection with the Company’s acquisition of Gleacher Partners, Inc. in June of 2009.  The Company reported consolidated net loss of ($2.7) million for the third quarter of 2010, compared to net income of $24.0 million for the third quarter of 2009.  Net loss per diluted share from continuing operations for the third quarter of 2010 was ($0.02), compared to net income per diluted share of $0.20 for the third quarter of 2009.

	Three Months Ended
	September 30,
(In thousands of dollars)	2010	2009
Revenues:
Principal transactions	$35,592	$66,369
Commissions	4,434	5,570
Investment banking	11,468	9,088
Investment banking revenues from related party	297	3,345
Investment gains/(losses), net	979	2,698
Interest	14,130	11,571
Fees and other	1,082	1,610
Total revenues	67,982	100,251
Interest expense	2,937	2,927
Net revenues	65,045	97,324
Expenses (excluding interest):
Compensation and benefits	52,234	66,177
Clearing, settlement and brokerage	1,881	1,318
Communications and data processing	3,524	2,738
Occupancy, depreciation and amortization	2,209	2,328
Amortization of intangible assets	869	1,765
Selling	1,342	1,429
Loss from extinguishment of mandatorily redeemable preferred stock (see Note 12 contained in Item 1 of this Form 10-Q)	1,608	-
Other	3,842	2,502
Total expenses (excluding interest)	67,509	78,257
(Loss)/income before income taxes and discontinued operations	(2,464)	19,067
Income tax expense/(benefit)	272	(4,892)
(Loss)/income from continuing operations	(2,736)	23,959
(Loss)/income from discontinued operations (net of taxes) (see Note 21 contained in Item 1 of this Form 10-Q)	-	-
Net (loss)/income	$(2,736)	$23,959

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Net Revenues

For the three month period ended September 30, 2010, net revenues from continuing operations were $65.0 million compared to $97.3 million for the three month period ended September 30, 2009.  Commissions and principal transactions revenues decreased $31.9 million, or 44 percent, to $40.0 million from $71.9 million primarily due to a decrease of $22.9 million in the MBS/ABS & Rates segment and $8.4 million in the Corporate Credit segment.  Investment Banking revenues decreased $0.7 million, or 5 percent, to $11.8 million due to a decrease in capital markets activity largely offset by an increase in advisory activity.  The Company’s investment gains were $1.0 million compared to $2.7 million in the three month period ended September 30, 2009 due to changes in the value of the Company’s investment in the FATV partnership.  Net interest income of $11.2 million increased $2.5 million, or 29 percent, compared to the three month period ended September 30, 2009, due to a combination of coupon interest generated on higher mortgage and asset backed securities levels and lower funding costs.  Fees and other revenues of $1.1 million decreased $0.5 million, or 33 percent, primarily due to the sale of a Boston Stock Exchange seat in the third quarter of 2009 which generated a gain of $0.3 million.

Non-Interest Expense

Non-interest expenses for the third quarter of 2010 of $67.5 million decreased $10.7 million, or 14 percent, compared to $78.3 million in the third quarter of 2009.

Compensation and benefits expense decreased $13.9 million, or 21 percent, to $52.2 million in the three month period ended September 30, 2010.  Compensation expense decreased as a result of a decrease in net revenues of 33 percent.  As is standard in the industry, the Company compensates many of its professional personnel with a percentage of, or otherwise based on, the net revenues generated by that professional or his or her business unit.  Consequently, as net revenues decrease, associated compensation expense decreases.  This decrease was partially offset by approximately $2.3 million of non-cash compensation expense associated with the previously mentioned modification to fully vest a senior executive’s unvested restricted stock units and options, as well as, an increase in support personnel.

Clearing, settlement and brokerage costs of $1.9 million increased by $0.6 million, or 43 percent, compared to the prior year quarter.  The quarter-over-quarter increase was due primarily to an increase in the costs associated with the expansion of our equity trading capabilities.

Communications and data processing expense of $3.5 million increased by $0.8 million, or 29 percent, over the prior year quarter.  The year-over-year increase was due to increased headcount across all of our segments.

Occupancy and depreciation expense decreased by $0.1 million, or 5 percent, to $2.2 million due to savings realized by the consolidation of our office space in New York City.

Amortization of intangible assets decreased by $0.9 million, or 51 percent, over the prior year quarter to $0.9 million due to a decrease in the rate of amortization of intangible assets relating to the Gleacher Partners, Inc. acquisition, as a result of an accelerated method of amortization, resulting in lower expense in the current year.

Selling expense remained relatively unchanged compared to the prior year quarter.

Loss from extinguishment of mandatorily redeemable preferred stock of approximately $1.6 million is related to the Company’s early redemption of its Series B Preferred Stock on September 28, 2010.  Refer to Note 12 within the footnotes to the unaudited consolidated financial statements contained in Item 1 in this Quarterly Report on Form 10-Q for additional information.

Other expenses of $3.8 million increased $1.3 million, or 54 percent over the prior year quarter primarily due to the partial revaluation of an indemnification receivable from the former stockholders of Gleacher Partners, Inc. of approximately $0.8 million, in connection with pre-acquisition tax liabilities, as well as higher professional service fees.  The indemnification revaluation is offset by a tax benefit being recorded due to a reduction in unrecognized tax benefits.  Refer to Note 20 within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Income Taxes

The Company’s effective income tax rate from continuing operations for the three-month period ended September 30, 2010 of negative 11.0% resulted in income tax expense of approximately $0.3 million.  The Company calculated its income tax provision using its actual year to date effective tax rate (“discrete rate”) rather than its estimated annual effective tax rate.  The discrete rate was used because a reliable estimate of the annual effective tax rate could not be calculated due to the magnitude of permanent items in relation to a range of possible outcomes of our operating results caused by continued market volatility.  The effective rate differs from the federal statutory rate of 35% primarily due to non-deductible Series B Preferred Stock dividends and the related non-deductible loss on early redemption, a change in estimate of our apportioned statutory income tax rate, non-deductible share-based compensation, the indemnification revaluation, which is non-deductible for tax, and state and local income taxes.  This was partially offset by a reduction in unrecognized tax benefits as a result of a settlement during the quarter.  While the loss on early redemption of the Series B Preferred Stock negatively impacted the effective rate for the quarter, it will favorably impact the effective income tax rate in future reporting periods as the dividends, which were accruing at 14% per annum, were non-deductible for tax purposes.

The Company’s effective income tax rate from continuing operations for the three month period ended September 30, 2009 of negative 25.7% resulted in an income tax benefit of $4.9 million.  The effective rate differed from the federal statutory rate of 35% primarily due to the release of the remaining deferred tax valuation allowance in the amount of $8.0 million during the three month period ended, which was treated as a discrete item, and the recognition of tax benefits from net operating losses utilized in the current year for which a valuation allowance was historically recorded.  These items were partially offset by state and local taxes and non-deductible Series B Preferred Stock dividends.

Segment Highlights

Three Months Ended September 30, 2010 and 2009

As discussed in the second quarter of 2010, in order to more clearly report the results of the Company’s reportable segments based upon the nature of the revenues generated, which is how the segments are evaluated, current and prior period results have been revised to reclassify investment banking revenues and related expenses which were previously presented within MBS/ABS & Rates, Corporate Credit, Equities and Other into the Investment Banking reportable segment.

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

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

MBS/ABS & Rates

	Three Months Ended September 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009
Net revenues
Commissions and Principal transactions	$15,535	$38,439	(60%)
Net interest	9,720	5,795	68%
Other	33	129	(74%)
Total net revenues	$25,288	$44,363	(43%)

Pre-tax contribution	$7,046	$16,677	(58%)

MBS/ABS & Rates Q3 2010 vs. Q3 2009

MBS/ABS & Rates net revenues decreased 43 percent to $25.3 million in the third quarter of 2010.  Commissions and principal transactions revenues decreased by $22.9 million, or 60 percent, compared to the prior year quarter due to a decrease in trading volumes and a narrowing of bid-ask spreads.  Net interest income increased $3.9 million due to higher coupon interest received on increased inventory levels and lower funding costs.  Pre-tax contribution decreased $9.6 million, or 58 percent, as a result of the decrease in revenues, coupled with higher costs due to increased headcount and new products traded, partially offset by lower variable compensation costs.

Corporate Credit

	Three Months Ended September 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009
Net revenues
Commissions and Principal transactions	$20,109	$28,498	(29%)
Net interest	775	78	894%
Other	27	-	N/A
Total net revenues	$20,911	$28,576	(27%)

Pre-tax contribution	$1,565	$3,956	(60%)

Corporate Credit Q3 2010 vs. Q3 2009

Corporate Credit net revenues decreased $7.7 million, or 27 percent, to $20.9 million in the third quarter of 2010.  Commissions and principal transactions revenues decreased $8.4 million, or 29 percent, primarily due to a decrease in volumes and narrowing of bid-ask spreads.  Pre-tax contribution declined approximately $2.4 million, or 60 percent, primarily due to the lower revenues, coupled with the impact of fixed compensation costs in relation to revenues, partially offset by lower variable compensation costs.

Investment Banking

	Three Months Ended September 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009
Net revenues
Investment banking	$11,765	$12,433	(5%)
Net interest	-	2	N/A
Other	-	86	N/A
Total net revenues	$11,765	$12,521	(6%)

Pre-tax contribution	$3,726	$2,936	27%

Investment Banking Q3 2010 vs. Q3 2009

Investment Banking net revenues decreased $0.8 million, or 6 percent, to $11.8 million.  Capital markets activity generated $0.4 million in the third quarter of 2010 compared to $5.4 million in the third quarter of 2009.  This was largely offset by an increase in Advisory activity which generated revenues of $11.4 million during the third quarter of 2010 compared to $7.0 million in the third quarter of 2009.  Pre-tax contribution increased $0.8 million primarily due to lower variable compensation costs, partially offset by the decrease in revenues.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Equities

	Three Months Ended September 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009
Net revenues
Commissions and Principal transactions	$4,375	$5,000	(13%)
Net interest	(18)	7	N/A
Other	824	756	9%
Total net revenues	$5,181	$5,763	(10%)

Pre-tax (loss)/contribution	$(1,953)	$143	N/A

Equities Q3 2010 vs. Q3 2009

Equities net revenues decreased $0.6 million, or 10 percent, to $5.2 million, primarily due to lower commissions as a result of a decrease in volumes.  Pre-tax loss was ($2.0) million compared to pre-tax contribution of $0.1 million primarily due to higher fixed compensation costs associated with the hiring of research analysts to expand our industry coverage, as well as additional sales traders and higher clearing, settlement and brokerage costs associated with the expansion of our equity trading capabilities.

Other

	Three Months Ended September 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009
Net revenues
Commissions and Principal transactions	$7	$2	250%
Investment gains	979	2,698	(64%)
Net interest	715	2,762	(74%)
Other	199	639	(69%)
Total net revenues	$1,900	$6,101	(69%)

Pre-tax (loss)	$(12,848)	$(4,645)	(177%)

Other Q3 2010 vs. Q3 2009

Other net revenues in the third quarter of 2010 were $1.9 million compared to net revenues of $6.1 million in the prior year quarter.  Investment gains of $1.0 million compared to $2.7 million in the three month period ended September 30, 2009 were a result of lower gains in the value of our investment in the FATV partnership.  Net interest income was $0.7 million compared to $2.8 million in the prior year quarter.  The change in net interest was due to a decrease in inter-company financing of the activities of other business segments.  Pre-tax loss increased to $12.8 million, or 177 percent, compared to a pre-tax loss of $4.6 million in the prior year quarter.  Pre-tax loss was impacted by lower net revenues, non-cash compensation expense of approximately $2.3 million associated with the previously mentioned modification to fully vest a senior executive’s unvested restricted stock units and options, the loss of $1.6 million on the early redemption of the Series B Preferred Stock, the partial revaluation of the indemnification from the former stockholders of Gleacher Partners, Inc. of approximately $0.8 million and an increase in professional service fees.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30, 2010 and 2009

For the first nine months of 2010, net revenues from continuing operations were $198.9 million, compared to $260.6 million for the first nine months of 2009.  The 24 percent decrease in net revenues was due to decreases in revenues in the MBS/ABS & Rates, Corporate Credit and Other segments, partially offset by increases in the Investment Banking segment.  Non-interest expenses for the first nine months of 2010 of $210.4 million decreased $2.8 million, or 1 percent, compared to $213.2 million in the first nine months of 2009 primarily due to the decrease in revenues, which was partially offset by overall higher headcount, as well as, the following previously disclosed items (i) compensation expense of $13.3 million associated with our former Chief Executive Officer’s (“CEO”) and the former Chief Financial Officer’s (“CFO”) separations from the Company during the first quarter of 2010, (ii) $3.2 million of occupancy expense related to the termination of the Company’s lease of its prior headquarters during the second quarter of 2010 (iii) $2.3 million of non-cash compensation expense associated with a senior executive’s unvested share-based compensation awards (iv) a $1.6 million loss on extinguishment of the Series B Preferred Stock, and (v) approximately $0.8 million related to the partial revaluation of an indemnification receivable that arose in connection with the Company’s acquisition of Gleacher Partners, Inc. in June of 2009.  The Company reported consolidated net loss of ($8.2) million for the first nine months of 2010, compared to net income of $45.1 million for the first nine months of 2009.  Net loss per diluted share from continuing operations for the first nine months of 2010 was ($0.07), compared to net income per diluted share of $0.47 for the first nine months of 2009.

	Nine Months Ended
	September 30,
(In thousands of dollars)	2010	2009
Revenues:
Principal transactions	$114,933	$183,674
Commissions	13,737	15,165
Investment banking	32,042	21,547
Investment banking revenues from related party	1,647	9,112
Investment (losses)/gains, net	(533)	3,680
Interest	42,669	32,738
Fees and other	3,568	4,779
Total revenues	208,063	270,695
Interest expense	9,182	10,066
Net revenues	198,881	260,629
Expenses (excluding interest):
Compensation and benefits	165,310	182,178
Clearing, settlement and brokerage costs	5,045	3,299
Communications and data processing	10,160	7,678
Occupancy, depreciation and amortization	10,126	6,055
Amortization of intangible assets	2,906	2,520
Selling	3,809	3,591
Loss from extinguishment of mandatorily redeemable preferred stock (see Note 12 contained in Item 1 of this Form 10-Q)	1,608	-
Other	11,467	7,890
Total expenses (excluding interest)	210,431	213,211
(Loss)/income before income taxes and discontinued operations	(11,550)	47,418
Income tax (benefit)/expense	(3,370)	2,345
(Loss)/income from continuing operations	(8,180)	45,073
(Loss)/income from discontinued operations (net of taxes) (see Note 21 contained in Item 1 of this Form 10-Q)	(5)	28
Net (loss)/income	$(8,185)	$45,101

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Net Revenues

For the nine month period ended September 30, 2010, net revenues from continuing operations were $198.9 million compared to $260.6 million for the nine month period ended September 30, 2009.  Commissions and principal transactions revenues decreased $70.2 million, or 35 percent, to $128.7 million from $198.8 million primarily due to decreased revenues of $37.2 million in the MBS/ABS & Rates segment and $31.4 million in the Corporate Credit segment.  Investment Banking revenues increased $3.0 million, or 10 percent, to $33.7 million due to an increase in advisory activity.  Investment losses were ($0.5) million compared to a gain of $3.7 million in the nine month period ended September 30, 2009 due to the changes in value of the Company’s investment in the FATV partnership.  Net interest income of $33.5 million increased $10.8 million, or 48 percent, compared to the nine month period ended September 30, 2009, due to a combination of coupon interest generated on higher mortgage and asset backed securities inventory levels and lower funding costs.  Fees and other revenues of $3.6 million decreased $1.2 million, or 25 percent, primarily due to a decrease in payments received for equity research in our Equities segment and a gain of $0.3 million recorded in 2009 for the sale of a Boston Stock Exchange seat.

Non-Interest Expense

Non-interest expenses for the first nine months of 2010 of $210.4 million decreased $2.8 million, or 1 percent, compared to $213.2 million in the first nine months of 2009.

Compensation and benefits expense decreased $16.9 million, or 9 percent, to $165.3 million in the nine month period ended September 30, 2010, primarily due to the decrease in revenues of 24 percent.  As is the standard in the industry, the Company compensates many of its professional personnel with a percentage of revenues generated by his or her business unit, or otherwise based on the net revenues generated by the professional.  Consequently, as net revenues decrease, associated compensation expense decreases.  This was partially offset by $13.3 million compensation expense associated with the separation of the former CEO and the former CFO from the Company during the first quarter of 2010, $2.3 million of non-cash compensation expense associated with the previously mentioned modification to a senior executive’s unvested restricted stock units and options, as well as an increase in headcount.

Clearing, settlement and brokerage costs of $5.0 million increased by $1.7 million, or 53 percent, compared to the prior year period.  The period-over-period increase was due to an increase in costs associated with new fixed income products traded and the expansion of our equity trading capabilities.

Communications and data processing expense of $10.2 million increased by $2.5 million, or 32 percent, over the prior year period.  The year-over-year increase was due to increased headcount across all of our segments.

Occupancy and depreciation expense increased by $4.1 million, or 67 percent, to $10.1 million primarily due to a $3.2 million charge associated with the termination of the lease of the Company’s prior headquarters as part of the consolidation of our office space in New York City and related moving expenses, as well as an increase in office space to accommodate the increase in personnel.

Amortization of intangible assets increased by $0.4 million, or 15 percent, over the prior year period to $2.9 million as a result of an increase in amortizable intangible assets relating to the Gleacher Partners, Inc. acquisition, which occurred in June of 2009, partially reduced by the method of amortization utilized on these intangibles which results in lower expense being recorded in later years.

Selling expense increased by $0.2 million, or 6 percent, over the prior year period to $3.8 million, primarily due to an increase in investment banking related sales activity.

Loss from extinguishment of mandatorily redeemable preferred stock of approximately $1.6 million is related to the Company’s previously mentioned early redemption of its Series B Preferred Stock on September 28, 2010.

Other expenses of $11.5 million increased $3.6 million, or 45 percent over the prior year period primarily due to an increase in professional fees, as well as, the previously mentioned partial indemnification revaluation of approximately $0.8 million, which is offset by a tax benefit being recorded due to a reduction in unrecognized tax benefits.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Income Taxes

The Company’s effective income tax rate from continuing operations for the nine-month period ended September 30, 2010 of 29.2% resulted in an income tax benefit of approximately $3.4 million.  The effective income tax rate is calculated using the discrete rate and differs from the federal statutory rate of 35% primarily due to non-deductible Series B Preferred Stock dividends and the related non-deductible loss on early redemption, and the indemnification revaluation, which in non-deductible for tax.  This was offset by state and local income taxes, a reduction in unrecognized tax benefits as a result of a settlement during the quarter, and a benefit recorded in the first quarter due to the reversal of prior year non-deductible share-based compensation previously granted to the Company’s former CEO.

The Company’s effective income tax rate from continuing operations for the nine month period ended September 30, 2009 of 4.9%, resulted in income tax expense of $2.3 million.  The effective rate differed from the federal statutory rate of 35% primarily due to the release of the deferred tax valuation allowance in the amount of $14.0 million during the nine month period ended, which was treated as a discrete item, and the recognition of tax benefits from net operating losses utilized in the current year for which a valuation allowance was historically recorded.  This was partially offset by state and local taxes and non-deductible Series B Preferred Stock dividends.

Segment Highlights

Nine Months Ended September 30, 2010 and 2009

As previously discussed, in order to more clearly report the results of the Company’s reportable segments based upon the nature of the revenues generated, which is how the segments are evaluated, current and prior period results have been revised to reclassify investment banking revenues and related expenses which were previously presented within MBS/ABS & Rates, Corporate Credit, Equities and Other into the Investment Banking reportable segment.

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

MBS/ABS & Rates

	Nine Months Ended September 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009
Net revenues
Commissions and Principal transactions	$55,075	$92,280	(40%)
Net interest	29,848	17,402	72%
Other	72	154	(53%)
Total net revenues	$84,995	$109,836	(23%)

Pre-tax contribution	$28,822	$44,249	(35%)

MBS/ABS & Rates YTD 2010 vs. YTD 2009
MBS/ABS & Rates net revenues decreased 23 percent to $85.0 million in the first nine months of 2010.  Commissions and principal transactions revenues decreased by $37.2 million, or 40 percent, compared to the prior year period.  This was due to decreased trading volumes and narrowing of bid-ask spreads.  Net interest income increased $12.4 million due to coupon interest received on increased inventory levels as well as lower funding costs.  Pre-tax contribution decreased $15.4 million, or 35 percent, as a result of the decrease in revenues, coupled with higher costs due to increased headcount and new products traded, partially offset by lower variable compensation costs.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Corporate Credit

	Nine Months Ended September 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009
Net revenues
Commissions and Principal transactions	$60,884	$92,304	(34%)
Net interest	1,152	354	225%
Other	49	-	N/A
Total net revenues	$62,085	$92,658	(33%)

Pre-tax contribution	$4,389	$13,164	(67%)

Corporate Credit YTD 2010 vs. YTD 2009
Corporate Credit net revenues decreased $30.6 million, or 33 percent, to $62.1 million in the first nine months of 2010.  Commissions and principal transactions revenues decreased $31.4 million, or 34 percent, primarily due to a decrease in volumes and a narrowing of bid-ask spreads.  While net revenues declined $30.6 million, pre-tax contribution decreased $8.8 million, or 67 percent, primarily due to lower revenues, coupled with the impact of fixed compensation costs in relation to revenues, partially offset by lower variable compensation costs.

Investment Banking

	Nine Months Ended September 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009
Net revenues
Investment banking	$33,689	$30,659	10%
Net interest	2	2	N/A
Other	88	97	(9%)
Total net revenues	$33,779	$30,758	10%

Pre-tax contribution	$9,440	$7,518	26%

Investment Banking YTD 2010 vs. YTD 2009
Investment Banking net revenues increased $3.0 million, or 10 percent, to $33.8 million.  Advisory activity increased $3.6 million to $24.5 million in the first nine months of 2010 compared to $20.9 million in the first nine months of 2009.  This was partially offset by a slight decline in capital markets revenues of $0.6 million, resulting in $9.2 million generated through the nine months ended September 2010.  Pre-tax contribution increased $1.9 million primarily due to the increase in revenues which were partially offset by higher fixed costs.

Equities

	Nine Months Ended September 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009
Net revenues
Commissions and Principal transactions	$12,696	$14,281	(11%)
Net interest	(10)	22	N/A
Other	2,998	3,325	(10%)
Total net revenues	$15,684	$17,628	(11%)

Pre-tax (loss)/contribution	$(2,001)	$758	N/A

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Equities YTD 2010 vs. YTD 2009
Equities net revenues decreased $1.9 million, or 11 percent, in the first nine months of 2010 compared to the first nine months of 2009.  Commissions and principal transactions revenues decreased $1.6 million due to a decrease in volumes.  Other revenues decreased $0.3 million as a result of a decrease in payments received related to fee based research.  Pre-tax loss was ($2.0) million compared to pre-tax contribution of $0.8 million primarily due to higher fixed compensation costs associated with the hiring of research analysts in the second quarter and third quarter of 2010 to expand our industry coverage, as well as, additional sales traders and higher clearing, settlement and brokerage costs associated with the expansion of our equity trading capabilities.

Other

	Nine Months Ended September 30,
(In thousands of dollars)	2010	2009	2010 vs. 2009
Net revenues
Commissions and Principal transactions	$16	$(26)	N/A
Investment gains/(losses)	(533)	3,680	N/A
Net interest	2,497	4,892	(49%)
Other	358	1,203	(70%)
Total net revenues	$2,338	$9,749	(76%)

Pre-tax (loss)	$(52,200)	$(18,271)	(186%)

Other YTD 2010 vs. YTD 2009
Other net revenues of $2.3 million in the first nine months of 2010 decreased $7.4 million compared to $9.7 million in the prior year period.  Investment losses of ($0.5) million compared to investment gains of $3.7 million in the nine month period ended September 30, 2009 were a result of changes in the value of our investment in the FATV partnership.  Net interest income was $2.5 million compared to $4.9 million in the prior year period.  The change in net interest was due to a decrease in inter-company financing of the activities of other business segments.  Pre-tax loss of ($52.2) million increased $33.9 million, or 186 percent compared to a pre-tax loss of approximately ($18.3) million in the prior year period.   Pre-tax loss was impacted by approximately $13.3 million of compensation expense related to the separations of the former CEO and the former CFO from the Company during the first quarter of 2010, $3.2 million of expense related to the termination of the lease of the Company’s former headquarters as part of the consolidation of our office locations in New York City, $2.3 million of non-cash compensation expense associated with the previously mentioned modification to a senior executive’s unvested share-based compensation awards, the $1.6 million loss on extinguishment of the Series B Preferred Stock, the partial indemnification revaluation of approximately $0.8 million in the third quarter of 2010, higher expenses for the amortization of intangible assets related to the Gleacher Partners, Inc. acquisition and an increase in professional service fees.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures

During the three month and nine month periods ended September 30, 2010, the Company recorded certain previously disclosed items, which are presented in the table below, as being eliminated from (loss)/income before income taxes and discontinued operations.  (Loss)/income before income taxes and discontinued operations adjusted for the elimination of such items is a non-GAAP financial measure.  The Company has presented this non-GAAP financial measure to enhance an investor’s evaluation of the Company’s operating results.

The following table sets forth a reconciliation of GAAP (loss)/income before income taxes and discontinued operations to non-GAAP (loss)/income before income taxes and discontinued operations as adjusted for the elimination of these items for the three and nine month period ended September 30, 2010.  The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2010	2009	2010	2009
GAAP (loss)/income before income taxes and discontinued operations	$(2,464)	$19,067	$(11,550)	$47,418
Add back: Compensation expense (1)	2,256	-	15,562	-
Add back: Lease termination expense (2)	-	-	3,190	-
Add back: Loss from extinguishment of Series B Preferred Stock (3)	1,608	-	1,608	-
Add back: Indemnification revaluation (4)	812	-	812	-
Non-GAAP income before income taxes and discontinued operations	$2,212	$19,067	$9,622	$47,418

(1)
Represents expenses recorded during (i) the third quarter of 2010 of approximately $2.3 million of non-cash compensation as a result of a modification to fully vest a senior executive’s unvested restricted stock units and options in connection with a letter agreement regarding the senior executive’s continued employment that was entered into with the Company on September 21, 2010 and (ii) the first quarter of 2010 for non-cash compensation related to the remaining amortization of the former CEO’s and the former CFO’s outstanding equity awards since the dates of their separations of approximately $12.7 million and additional severance expense and related employee benefits of approximately $0.6 million.

(2)
Represents a termination fee and related commissions associated with the Company’s lease termination of its former headquarters at 12 East 49th Street, New York, New York 10017 recorded during the second quarter of 2010.

(3)
Represents a non-tax deductible loss from extinguishment of the Series B Preferred Stock as a result of the early redemption of all of the issued and outstanding shares on September 28, 2010, at a redemption price of approximately $26.6 million.  The loss is a result of the impact of a call premium factor of 1.035 applied to the par value and all unpaid dividends accruing subsequent to June 30, 2010 (the last payment date), as well as, the write-off of the remaining discount and deferred financing costs.

(4)
Represents a partial revaluation of an indemnification receivable from the former stockholders of Gleacher Partners, Inc. in connection with pre-acquisition tax liabilities.  This expense is offset by a tax benefit recorded within the income tax provision.  Refer to Note 20 within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Financial Condition

The Company’s Securities owned and investments comprised approximately 84% and 82% of total assets at September 30, 2010 and December 31, 2009, respectively.  The Company primarily maintains these positions in order to facilitate its customer trading activities.  The majority of these assets are financed by the Company’s clearing agents and periodically, through repurchase agreements, although no such agreements were open at September 30, 2010 and December 31, 2009.  Payables to brokers, dealers and clearing agencies comprised approximately 86% of the Company’s total liabilities at September 30, 2010 and December 31, 2009.

Securities owned (including investments) and sold, but not yet purchased consisted of the following:

	September 30, 2010		December 31, 2009
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Marketable Securities
Agency mortgage-backed securities	$1,083,498	$-	$875,610	$-
Non-agency mortgage-backed securities	35,781	-	37,911	-
U.S. Government and federal agency obligations	16,570	95,225	29,718	66,946
Other debt obligations	57,220	-	17,146	-
Preferred stock	42,625	1,995	10,702	-
Corporate debt securities	7,813	1	5,878	6,028
Equities	1,168	32	703	1
Derivatives	84	426	2,033	13
Not Readily Marketable Securities
Investment securities with no publicly quoted market	18,617	-	19,326	-
Total	$1,263,376	$97,679	$999,027	$72,988

Refer to the Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Note 6 within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s accounting policy for valuation of these financial instruments and classification of such financial instruments in accordance with Accounting Standards Codification 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

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

The Company’s liquidity arises primarily from assets that are readily convertible into cash, as well as, capital and/or debt raising activities, such as the underwritten public offering of our common stock in the third quarter of 2009 which resulted in $93.3 million of net proceeds.  The Company has not raised capital since August 2009.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

The Company had Cash and cash equivalents of approximately $20.6 million and $25.0 million, respectively, at September 30, 2010 and December 31, 2009.  In addition, the Company’s securities positions in trading accounts that are readily marketable and actively traded are approximately $1.2 billion at September 30, 2010 compared to approximately $919.6 million at December 31, 2009.  These securities positions are financed by the Company’s payable to clearing broker and securities sold short, not yet purchased at September 30, 2010 and December 31, 2009 of $1.1 billion and $764 million, respectively.  The level of assets and liabilities will fluctuate due to changing market conditions and customer demand.

In addition, on September 28, 2010, the Company redeemed all of the issued and outstanding shares of its Series B Preferred Stock at a redemption price of approximately $26.6 million, representing par value, plus all unpaid dividends accruing subsequent to June 30, 2010 (the last payment date), multiplied by a premium call factor of 1.035.  This redemption was funded by an increase in the Company’s payable to its clearing broker and will favorably impact the Company’s effective income tax rate in future reporting periods as the Series B Preferred Stock dividends, which were accruing at 14% per annum, were non-deductible for tax purposes.

Also, on October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program, whereby, the Company is authorized to purchase shares of its common stock for up to $25 million.  Currently, the primary intended purpose of the repurchase program is to manage dilution related to employee share-based compensation grants.  Stock purchases by the Company will be made from time to time in the open market or in privately-negotiated transactions, if and when management determines to effect purchases.  All stock repurchases by the Company shall be subject to the requirements of Rule 10b-18 under the Exchange Act. No stock purchases have yet been transacted.

Regulatory

During the second quarter of 2010, the Company merged its subsidiary, Broadpoint AmTech, Inc. (“AmTech”), with and into Gleacher & Company Securities, Inc. (“Gleacher Securities”).  As of September 30, 2010, the Company’s two registered broker-dealer subsidiaries, Gleacher Securities and Gleacher Partners, LLC, were in compliance with the net capital requirements of the Financial Industry Regulatory Authority, and, in the case of Gleacher Securities, the National Futures Association as well.  The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of September 30, 2010, Gleacher Securities had net capital of $44.9 million, which exceeded minimum net capital requirements of the Financial Industry Regulatory Authority and the National Futures Association by $44.6 million, and Gleacher Partners, LLC had net capital of $0.8 million, which exceeded net capital requirements of the Financial Industry Regulatory Authority by $0.5 million.

Derivatives

The Company’s subsidiaries utilize derivatives for various economic hedging strategies to actively manage their market and liquidity exposures.  This strategy includes the purchase and sale of securities on a when-issued basis and entering into exchange traded treasury futures contracts.  At September 30, 2010 and December 31, 2009, the Company’s subsidiaries had no outstanding underwriting commitments and had entered into 47 and 17 open TBA sale agreements in the notional amount of $489.5 million and $280.5 million, respectively.  In addition, at September 30, 2010, the Company had entered into one open TBA purchase agreement and 230 open U.S. treasury futures purchase contracts in the notional amount of $2.0 million and $230.0 million, respectively.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Contingent Consideration

On October 2, 2008, the Company acquired 100 percent of the outstanding common shares of AmTech.  Per the stock purchase agreement, the sellers are entitled to receive future contingent consideration consisting of the profits earned by AmTech in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in profits. The sellers are also entitled to receive earn-out payments consisting of 50 percent of such profits in excess of $15 million. All such earn-out payments will be paid 50 percent in cash and, depending on the recipient thereof, either 50 percent in Company common stock, subject to transfer restrictions lapsing ratably over the three years following issuance, or 50 percent in restricted stock from the Incentive Plan, subject to vesting based on continued employment with AmTech.  Based on the results of the Equities division in the nine and twelve month periods ended September 30, 2010 and December 31, 2009, there was zero and $2.9 million, respectively, of accrued contingent consideration, as set forth on the Consolidated Statements of Financial Condition contained within Item 1 of this Quarterly Report on Form 10-Q.

Legal Proceedings

From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (See Part II – Item 1 - Legal Proceedings)

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

OFF-BALANCE SHEET ARRANGEMENTS

Information concerning the Company’s off balance sheet arrangements is included in Note 6 and Note 20 within the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations, of approximately $142 million at December 31, 2009, were reduced by a net amount of approximately $45.1 million during the nine months ended September 30, 2010, which primarily included (i) approximately $32 million related to the Company’s Series B Preferred Stock, including future dividends, which was redeemed early for approximately $26 million on September 28, 2010 and (ii) $14 million resulting from the consolidation of the Company’s three previous New York office locations into its new headquarters at 1290 Avenue of the Americas, New York, New York 10104.  This was partially offset by a commitment of approximately $6.9 million as a result of an amendment to the Company’s lease of its new headquarters in the third quarter of 2010 for additional office space.

There have been no other significant changes to the Company’s contractual obligations at September 30, 2010 since what was reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

CRITICAL ACCOUNTING POLICIES

During interim periods, the Company has previously calculated and reported an estimated annual effective income tax rate pursuant to ASC 740-270, “Income Taxes – Interim Reporting.”  In accordance with this guidance, the Company applied the discrete rate during the quarters ended September 30, 2010 and June 30, 2010, because a reliable estimate of the annual effective tax rate could not be calculated which is caused by the magnitude of permanent items in relation to a range of possible outcomes of our operating results due to continued market volatility.  Going forward, the Company will continue to evaluate whether an annual effective rate can be used, depending on whether reliable estimates can be made.  Refer to Note 14 within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

There are no material changes to the Company’s critical accounting policies since what was previously reported as of December 31, 2009.  For a full description of the Company’s critical accounting policies, refer to “Critical Accounting Policies” included within Item 7 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “New Disclosure Requirements for Finance Receivables and Allowance for Credit Losses” (“ASU 2010-20”) in order to address concerns about the sufficiency, transparency, and robustness of credit disclosures for finance receivables and the related allowance for credit losses.  ASU 2010-20 expands disclosure requirements regarding allowance, charge-off and impairment policies, information about management’s credit assessment process, additional quantitative information on impaired loans and rollforward schedules of the allowance for credit losses and other disaggregated information.  New disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (e.g., allowance rollforward) are required for interim and annual periods beginning after December 15, 2010.  The Company does not expect the adoption of ASU 2010-20 to materially change current disclosures, and since these amended principles require only additional disclosures, the adoption of ASU 2010-20 will not affect the Company’s financial condition, results of operations or cash flows.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”).  ASU 2010-11 clarifies and amends the accounting for credit derivatives embedded in beneficial interests in securitized financial assets and eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination).  Bifurcation and separate recognition may be required for certain beneficial interests that are not accounted for at fair value through earnings.  The Company adopted ASU 2010-11 on July 1, 2010.  The adoption did not have a material impact on the Company’s consolidated financial statements as the majority of the Company’s assets are recorded at fair value through earnings.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 provides amended disclosure requirements related to fair value measurements including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances and settlements.  ASU 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures.  The Company adopted these amended accounting principles on January 1, 2010.  Since these amended principles require only additional disclosures concerning fair value measurements, this adoption did not affect the Company’s financial condition, results of operations or cash flows.  Refer to Note 6 “Financial Instruments” which includes the additional disclosures as required by this statement.

In September 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which supplements and amends the guidance in “Fair Value Measurements and Disclosures” (“ASC 820”), that provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  A quoted price, if available, in an active market for an identical liability must be used. If such information is not available, an entity may use either the quoted price of the identical liability when traded as an asset; quoted prices for similar liabilities; similar liabilities traded as assets or another technique such as the income approach or a market approach.  The Company adopted these amended accounting principles on October 1, 2009.  This adoption did not have a material impact on the Company’s consolidated financial statements.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

In June 2009, the FASB issued amendments to accounting principles which change the accounting for transfers of financial assets and were codified as ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets” (“ASU 2009-16”).  ASU 2009-16 improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  ASU 2009-16 modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  ASU 2009-16 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The Company adopted these amended accounting principles on January 1, 2010.  This adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued amendments to accounting principles which change the accounting for Variable Interest Entities (“VIE”), and were codified as ASU 2009-17, which amends ASC 810 “Consolidation.”  ASU 2009-17 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity which has insufficient equity at risk or which is not controlled through voting rights held by equity investors.  Previously, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE.  ASU 2009-17 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  ASU 2009-17 also requires that an enterprise continually reassess, based upon current facts and circumstances, whether it should consolidate the VIEs with which it is involved.  However, in January 2010, the FASB deferred ASU 2009-17 for certain investment entities which allows asset managers that have no obligations to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have attributes subject to ASC 946, “The Investment Company Guide.”  The deferral qualifies for many mutual funds, hedge funds, private equity funds, venture capital funds and certain mortgage REITs.  The Company adopted these amended accounting principles on January 1, 2010.  This adoption did not have a material effect on the Company’s consolidated financial statements, including our relationship as investment advisor to FA Technology Ventures L.P., which qualified for the deferral.  Refer to Note 8 “Investments” within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information related to FA Technology Ventures L.P.

In April 2009, the FASB issued amended accounting principles now codified within ASC 820 related to determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly.  This guidance lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value.  The Company adopted these amended accounting principles as of June 30, 2009.  This adoption did not have a material impact on the Company’s consolidated financial statements.

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

The following table categorizes the Company’s market risk sensitive financial instruments:

	Market Value (net)
(In thousands of dollars)	September 30, 2010	December 31, 2009
Trading risk
Interest rate	$1,145,755	$905,847
Equity	185	-
Foreign exchange	-	-
Commodity	-	-
Total trading risk	$1,145,940	$905,847
Other than trading risk
Equity	$19,567	$20,010
Interest rate	190	182
Foreign exchange	-	-
Commodity	-	-
Total other than trading risk	$19,757	$20,192
Total market value, net	$1,165,697	$926,039

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and Note 6 within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with ASC 820.

The following is a discussion of the Company’s primary market risk exposures as of September 30, 2010, including a discussion of how those exposures are currently managed.

Interest Rate Risk and Related Prepayment Risk

Interest rate risk exposure is a result of maintaining inventory positions and trading in interest-rate-sensitive financial instruments.  These financial instruments include debt securities issued by U.S. Government and federal agency obligations, non-agency mortgage-backed securities, corporate debt and preferred stock.  In connection with trading activities, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve.

GLEACHER & COMPANY, INC. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Unaudited)

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

A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net trading inventory positions. The fair market value of these securities included in the Company’s inventory at September 30, 2010 and December 31, 2009 was approximately $1.1 billion and $905.8 million, respectively. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve, including its related effect on prepayment speeds. At September 30, 2010 and December 31, 2009, the potential change in fair value under this stress scenario was a loss of $8.7 million and $9.1 million, respectively. Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.

The following table shows a breakdown of our interest rate exposure on September 30, 2010 and December 31, 2009:

Market value change per one hundredth of one percent interest rate increase	September 30, 2010	December 31, 2009
U.S. government and federal agency obligations	$(112,231)	$(176,014)
Non-agency mortgage-backed securities	(12,727)	(7,112)
Corporate debt securities	(6,353)	(76)
Preferred stock	(42,962)	-
Total	$(174,273)	$(183,202)
Average duration (years)	2.59	2.91

Credit Spread and Credit Rating Risk

The Company actively makes markets in various credit instruments, including corporate bonds (both high yield and investment grade), emerging market debt and structured securities (MBS/ABS/CMBS/CDO/CLO). As a consequence, the Company is exposed to credit spread and credit rating changes in these markets.  Credit spread and credit rating risk results from changes in the level or volatility of credit spreads, either as a result of macro market conditions (e.g., risk aversion sentiment) or from idiosyncratic development of certain debt issuers or their sectors.

GLEACHER & COMPANY, INC. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Unaudited)

The following tables show a breakdown of our exposure in these markets on September 30, 2010 and December 31, 2009:

Credit Sensitive Holdings Market Value as of September 30, 2010
(In thousands of dollars)	Non-agency mortgage-backed securities	Corporate debt securities	Preferred stock	Other Debt Obligations	Total
Investment grade	$12,681	$5,622	$10,842	$43,196	$72,341
Non-investment grade	23,100	2,190	29,788	14,024	69,102
Total	$35,781	$7,812	$40,630	$57,220	$141,443

Credit Sensitive Holdings Market Value as of December 31, 2009
(In thousands of dollars)	Non-agency mortgage-backed securities	Corporate debt securities	Preferred stock	Other Debt Obligations	Total
Investment grade	$24,285	$(852)	$8,887	$11,620	$43,940
Non-investment grade	13,626	701	1,814	5,526	21,667
Total	$37,911	$(151)	$10,701	$17,146	$65,607

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

The Company had no significant positions in marketable equity securities at September 30, 2010 and December 31, 2009.  The Company's investment portfolio, excluding the consolidation of the Employee Investment Funds (“EIF”), at September 30, 2010 and December 31, 2009 had a fair market value of $17.4 million and $18.3 million, respectively.  Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in equity security prices or valuations.  This risk measure, for the Company’s investment portfolio excluding the consolidation of the EIF, amounted to $1.7 million at September 30, 2010 and $1.8 million at December 31, 2009.  Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

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

GLEACHER & COMPANY, INC. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Unaudited)

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

Liquidity is of paramount importance to our success and operations.  Lack of liquidity tends to be the most significant contributor to the rapid failure of financial institutions.

Leverage increases the risks (and potential rewards) we take.  To balance this risk/reward equation, we maintain weighted average target leverage ratios well below 10x, so that the risk from leveraging would still be manageable even in the event of market crisis.  The table below shows the Company’s Inventory to Equity ratio which is calculated by dividing the sum of the Company’s Securities owned, at fair value and Investments by Stockholders’ Equity as shown on the Company’s Consolidated Statements of Financial Condition contained in Item 1 of this Quarterly Report on Form 10-Q.

	September 30, 2010	December 31, 2009
Inventory to Equity ratio	3.6	3.0

Refer to “Liquidity and Capital Resources” above for further information about our liquidity as of September 30, 2010 and December 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Gleacher & Company, Inc., effective October 27, 2010.

10.1	Amendment of Lease by and among Gleacher & Company, Inc., HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of August 26, 2010.

10.2†
Letter Agreement, dated September 21, 2010, by and between Gleacher & Company, Inc. and Peter J. McNierney (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2010 and incorporated herein by reference).

10.3†
Letter Agreement, dated October 27, 2010, by and between Gleacher & Company, Inc. and Eric J. Gleacher (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2010 and incorporated herein by reference).

10.4†
Letter Agreement, dated October 27, 2010, by and between Gleacher & Company, Inc. and Peter J. McNierney (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 28, 2010 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
_________________________________________
† Management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gleacher & Company, Inc.
(Registrant)

Date:	November 8, 2010	/s/ Peter J. McNierney
Peter J. McNierney
Chief Executive Officer

Date:	November 8, 2010	/s/ Jeffrey H. Kugler
Jeffrey H. Kugler
Acting Chief Financial Officer