Form 10-K
period 2010-12-31
GLEACHER & COMPANY, INC.
filed 2011-03-15
CIK 782842

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
Part IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010
– or –
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 014140

GLEACHER & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2655804 (I.R.S. Employer Identification No.)
1290 Avenue of the Americas, New York, New York (Address of principal executive offices)	10104 (Zip Code)
Registrant's telephone number, including area code: (212) 273-7100

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $.01 per share	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None (Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐        No  ☑

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

         The aggregate market value of the shares of common stock of the Registrant held by non-affiliates based upon the closing price of Registrant's shares as reported on The NASDAQ Global Market on June 30, 2010, which was $2.55 per share, was $198,618,817. This calculation is based on the number of shares of the Registrant's common stock outstanding as of June 30, 2010, excluding shares of the Registrant's common stock held by any officer or director of the Company or by any person known by the Company to own 5% or more of the Registrant's outstanding shares of common stock. Exclusion of shares held by any person should not be construed as a conclusion by the Company, or an admission by any such person, that such person is an "affiliate" of the Company, as defined by applicable securities laws.

         As of February 28, 2011, 132,031,362 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for the 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

PART I

        This Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information contained herein are forward-looking statements. These statements may contain projections relating to revenues, earnings, operations, other financial measures, economic conditions, trends and known uncertainties, and may include statements regarding our future performance, strategies and objectives. Our forward-looking statements are not meant as, and should not be considered to be, guarantees of future performance or events. Rather, they reflect management's expectations, beliefs or judgments, based on management's review, consideration and analysis of available facts and other information regarding the subject matter of the forward-looking statements. Our actual results may differ materially from those described in our forward-looking statements. You should review the "Risk Factors" section of this Report for a discussion of the important factors that could cause actual results to differ materially from those described in or implied by the forward-looking statements contained in this Report. Because of the inherent uncertainty associated with our forward-looking statements, readers are cautioned not to place undue reliance on them. We undertake no obligation to update these forward-looking statements, or any other information in this report, to reflect events or circumstances that arise after the date hereof.

        As used herein, the terms "Company," "Gleacher," "we," "us," or "our" refer to Gleacher & Company, Inc., and its subsidiaries.

 Item 1.    Business

Overview

        Gleacher & Company, Inc. (together with its subsidiaries, the "Company") is an independent investment bank that provides corporate and institutional clients with advice and execution in the areas of advisory services, capital raising and research, sales and trading. The Company offers a diverse range of products through its Investment Banking, Mortgage Backed/Asset Backed & Rates ("MBS/ABS & Rates") (formerly known as Descap), Corporate Credit (formerly known as Debt Capital Markets) and Equities (formerly known as AmTech) divisions of Gleacher & Company Securities, Inc. ("Gleacher Securities"). The Company also has a venture capital subsidiary, FA Technology Ventures Corporation. As of December 31, 2010, the Company had 368 employees. The Company was incorporated under the laws of the State of New York in 1985 and reincorporated in Delaware in 2010. Its common stock is traded on The NASDAQ Global Market ("NASDAQ") under the symbol "GLCH."

        We seek growth through (i) market share gains in our existing product and service offerings, (ii) expansion into new products and services to better serve our corporate and institutional clients and (iii) opportunistic acquisitions of attractive targets that add scale to our existing businesses, are complementary to these businesses, or diversify our revenues base.

        The Company's subsidiaries, Gleacher Securities and Gleacher Partners, LLC ("Gleacher Partners"), are registered as broker-dealers with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority, Inc. ("FINRA") and various exchanges. Gleacher Securities is also a member of the National Futures Association ("NFA").

        The Company's headquarters is located at 1290 Avenue of the Americas, New York, NY 10104. The telephone number is (212) 273-7100, and our internet address is www.gleacher.com.

Business Segments

        We currently operate through the five business segments described below:

MBS/ABS & Rates (formerly known as Descap)

        This division provides sales, trading, banking, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as collateralized loan obligations ("CLOs") and collateralized debt obligations ("CDOs"), whole loans, and other securities. Revenues are generated from spreads on principal transactions executed to facilitate trades for clients. Revenues are also generated from interest income on securities held primarily for the purpose of facilitating customer trading. The division currently positions approximately $1 billion in inventory. The division consists of sales professionals who have developed strong relationships with more than 700 institutional investors including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors by providing value-added investment ideas and access to execution services and capital.

Corporate Credit (formerly known as Debt Capital Markets)

        This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging markets debt and reorganization equities. We provide these services principally to corporate and institutional investor clients. Revenues are generated primarily from spreads on principal and riskless principal transactions, as well as, commissions on trades executed on behalf of clients. In addition, revenues are also generated on a smaller scale from interest income on securities held for the primary purpose of facilitating customer trading. Sales professionals deliver investment ideas with the support of desk analysts that monitor and analyze debt securities in a variety of industry sectors where clients have demonstrated interest. The division has desk analyst coverage in investment grade, high yield and convertible securities in the consumer, building materials, financial, gaming/leisure, healthcare, homebuilding, industrials, mining, packaging, paper/forest products, power, energy, tech/media/telecom and transportation sectors, amongst others. The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distribution for over 1,302 market participants and institutional investors, including mutual funds, pension funds, insurance companies, hedge funds, investment managers and investment advisors.

Investment Banking

        This division provides a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and recapitalizations and capital markets-related matters. The division provides focused, tailored advice and services to companies considering the sale or acquisition of a division, certain assets or the entire company and also offers expertise on matters such as corporate defense takeover advisory and other special situations. In addition, the division provides debt and equity capital raising solutions for corporate clients which take into consideration the overall impact of such solutions on the client, including with respect to capital structure, corporate strategic initiatives and investor base.

Equities

        This division provides timely and focused research in a select number of industry sectors. The division identifies value-added investment ideas through in-depth primary research on sectors and individual securities with a focus on providing money-making as well as money-saving ideas to over 300 institutional clients. Revenues are generated primarily through cash commissions on customer trades in equity securities and hard-dollar fees for research. In addition, revenues are generated on riskless principal transactions through the division's recently commenced market making activities in certain equity securities. The division has research analyst coverage in aerospace & defense, industrials, technology, healthcare and REIT sectors, among others.

Other

        The Company's Other division includes investment gains/(losses) and fees related to the Company's investment in and management of FA Technology Ventures L.P. ("FATV" or the "Partnership"), a venture capital limited partnership which provides early stage growth capital to companies in the information and new energy technology sectors. In addition, its results also include amortization of intangible assets from business acquisitions and costs related to corporate overhead and support, including various fees associated with financing, legal and settlement expenses.

Sources of Revenues

        Illustrated below is a breakdown of the amount and percentage of net revenues from each principal source for the periods indicated (excluding discontinued operations):

	2010		2009		2008
For the years ended December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(in thousands of dollars)
Principal transactions	$154,820	57.2%	$230,011	67.3%	$97,032	72.2%
Commissions	19,438	7.2%	19,745	5.8%	6,529	4.9%
Investment banking	43,400	16.0%	36,577	10.7%	8,296	6.2%
Investment banking revenues from related party	1,947	0.7%	9,579	2.8%	8,400	6.3%
Investment gains/(losses), net	7	0.0%	5,698	1.7%	(1,115)	(0.8)%
Interest	57,304	21.2%	46,390	13.6%	21,946	16.3%
Fees and other	5,311	2.0%	6,368	1.9%	3,925	2.9%

Total revenues	$282,227	104.2%	$354,368	103.7%	$145,013	108.0%

Interest expense	11,343	4.2%	12,523	3.7%	10,712	8.0%

Net revenues	$270,884	100.0%	$341,845	100.0%	$134,301	100.0%

        For information regarding the Company's reportable segments, refer to Note 21 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Principal Transactions

        The Company's MBS/ABS & Rates and, to a lesser extent, Corporate Credit and Equities divisions maintain inventories of agency mortgage-backed securities, debt issued by U.S. Government and federal agency obligations, commercial mortgage-backed debt, residential mortgage-backed debt, other debt obligations, CDOs, corporate debt securities, equity securities, preferred stock and derivatives, for the primary purpose of facilitating its customer trading activities. These divisions combined, comprised approximately 73%, 76%, and 80% of the Company's net revenues for the years ending December 31, 2010, 2009, and 2008, respectively.

        The Company's trading activities require the commitment of capital. As a result, the Company exposes its own capital to the risk of fluctuations in market value of these holdings. All inventory positions are marked-to-market to their fair value price on a daily basis. The following table sets forth the highest, lowest, and average month-end inventories (representing securities owned and securities sold, but not yet purchased, less securities not readily marketable) for the year ended December 31, 2010, by securities category.

	Highest Inventory, Net	Lowest Inventory, Net	Average Inventory, Net
(In thousands of dollars)
Agency mortgage-backed securities	$1,085,382	$656,397	$858,608
Debt securities issued by U.S. Government and federal agency obligations	(20,078)	(89,505)	(54,618)
Commercial mortgage-backed securities	67,438	24,176	43,645
Residential mortgage-backed securities	33,604	4,980	14,092
Other debt obligations	29,954	2,059	17,183
Collateralized debt obligations	27,448	1,770	15,406
Corporate debt securities	18,020	(12,067)	5,494
Equity securities	2,788	(1,285)	1,008
Preferred stock	40,630	(12,263)	7,978
Derivatives	493	(2,546)	(449)

Commissions

        A portion of the Company's revenues are derived from customer commissions on brokerage transactions for the Company's institutional clients, such as investment advisors, mutual funds, hedge funds, and pension and profit sharing plans, for which the Company is not acting as a market maker.

Investment Banking

        Investment banking fees are generated from a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and recapitalizations and debt and equity capital raising solutions.

        For the periods indicated, the table below provides a breakdown of the Company's investment banking revenues by area:

	For the years ended December 31,
	2010	2009	2008
(in thousands of dollars)
Investment banking transactions
Capital markets	$12,964	$12,840	$4,719
Advisory services	32,383	33,316	11,977

Total Investment banking revenues	$45,347	$46,156	$16,696

Investment gains (losses)

        Investment gains (losses) primarily represent the changes in fair value of the Company's investment in FATV, which is comprised of approximately 20-30 holdings in both privately held and publicly traded companies. (Refer to Note 8 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K).

Interest Income

        Interest income is recognized principally on the Company's portfolio of fixed income securities, which is held primarily to facilitate its customer trading activities. The Company incurs interest expense primarily as a result of funding its trading portfolio through its clearing broker and, to a lesser extent, through the repurchase markets. Net interest income has increased year-over-year primarily because the Company has been able to increase its inventory levels while financing its inventory at interest rates that were lower than the coupon received on the securities financed.

Fees and Other

        Fees and other revenues relate primarily to equity research fees and investment management fees earned by FA Technology Ventures Corporation.

Operations

        The Company's broker-dealer subsidiaries clear customers' securities transactions through third parties under clearing agreements. Under these agreements, the clearing agents settle customer securities transactions, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary. In November 2010, Gleacher Securities began self-clearing its trading activities in U.S. government securities (the "Rates business") and as a result became a member of the Depository Trust and Clearing Corporation, Government Securities Clearing Corporation and Fixed Income Securities Clearing Corporation ("FICC").

Discontinued Operations

        The Company continues to report the receipt and settlement of pending contractual obligations related to previously reported discontinued operations which relates to transactions consummated prior to the year beginning January 1, 2008. Since January 1, 2009, such activity has not been material.

Competition

        As an investment bank, all aspects of the Company's business are intensely competitive. The Company competes with other investment banks, commercial banks or bank holding companies, brokerage firms, merchant banks and financial advisory firms. The Company competes with firms nationally as well as on a regional, product or business line basis. Many of the Company's competitors have substantially greater capital and resources and offer a broader range of financial products. To the extent we expand into new business areas and new geographic regions, we will face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market. The Company believes that the principal factors affecting competition in its businesses include client relationships, reputation, quality and price of our products and services, market focus and the ability of our professionals. Competition is intense for the recruitment and retention of qualified professionals. The Company's ability to continue to compete effectively in its businesses will depend upon its continued ability to retain and motivate its existing professionals and attract new professionals. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products than the Company offers, including loans, deposit taking and insurance. Many of these firms also have more extensive investment banking teams and services, which may enhance their competitive position relative to the Company's. They also have the ability to support investment banking and securities products with commercial banking and other financial services revenues in an effort to gain market share, which could result in pricing pressure in the Company's businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of the Company's competitors.

Regulation

        The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the direct oversight of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, NFA and the U.S. securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the securities industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to substantial regulation by state securities authorities in the U.S. jurisdictions in which they are registered. The Company's subsidiaries, Gleacher Securities and Gleacher Partners, are registered as broker-dealers as follows: (i) Gleacher Securities: all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands; (ii) Gleacher Partners: all 50 states, the District of Columbia and Puerto Rico.

        The U.S. regulations to which broker-dealers are subject cover many aspects of the securities business, including sales and trading practices and financial responsibility, the safekeeping of customers' funds and securities, as well as the capital structure of securities firms, books and record keeping, and the conduct of their associated persons. Salespeople, traders, investment bankers and others are required to pass examinations administered by FINRA and all principal exchanges as well as state securities authorities in order to both obtain and maintain their securities license registrations. Certain employees of our broker-dealer subsidiaries are required to be registered with FINRA and to participate annually in the firm's continuing education program.

        In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry, including through the passing of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") which was signed into law in July 2010. The law was passed to address (i) the perceived insufficient oversight and regulation of the U.S. financial system, (ii) the unregulated over-the-counter derivatives market and (iii) the lack of a consumer protection authority. Dodd-Frank covers a broad spectrum of reforms aimed at bringing accountability to the U.S. financial system and limiting those risks considered to have been among the main causes of the economic crisis of 2008-2009. The ultimate impact of Dodd-Frank on the industry as a whole and our business specifically is not yet fully understood. This legislation, as well as other federal and state laws, changes in rules promulgated by the SEC and by self-regulatory organizations as well as changes by state securities authorities, and/or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, self-regulatory organizations, and state securities regulators have broad authority to conduct examinations and inspections, and initiate administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of U.S. broker-dealer regulation is the protection of customers and the securities markets rather than protection of stockholders of broker-dealers.

Net Capital Requirements

        The Company's broker-dealer subsidiaries, Gleacher Securities and Gleacher Partners, are subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act. Gleacher Securities is also subject to the net capital requirements promulgated under the Commodity Futures Trading Commissions (Regulation 1.16). These net capital rules are designed to measure the general financial condition and liquidity of a broker-dealer, and they impose a required minimum amount of net capital deemed necessary to meet a broker-dealer's continuing commitments to its customers.

        Compliance with these net capital rules may limit those operations that require the use of capital, such as trading in securities and underwriting securities. Net capital changes from day to day, based in part on the Company's inventory positions and the portion of the inventory value that the net capital rules require the firm to exclude from its capital (Refer to Note 19 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K).

        At December 31, 2010, net capital and excess net capital of the Company's broker-dealer subsidiaries were as follows:

	Net Capital	Excess Net Capital
(In thousands of dollars)
Gleacher Securities	$36,497	$36,004
Gleacher Partners	$774	$524

Business Continuity

        The Company maintains a Business Continuity Plan ("BCP") to allow for an effective response to a significant business disruption, either internal or external, in order to (i) safeguard our employees' lives and Company property, (ii) make a financial and operational assessment and quickly recover and resume operations, (iii) protect the Company's books and records, and (iv) allow our customers to continue to transact business. The BCP provides for the following:

  •
  alternative physical locations for employees,

  •
  internal and external communication channels,

  •
  customers' access to trade execution, funds and securities,

  •
  Company access to liquidity, and

  •
  recovery of books and records.

        In addition, many of the Company's mission-critical systems, which are those that ensure prompt and accurate processing of securities transactions, are external. These include systems through which the Company clears its customers securities transactions and our contracts with these clearing firms provide that they also maintain a business continuity plan.

        The Company reviews the BCP at least annually and updates it whenever there is a material change to our operations, structure and /or business.

Available Information

        The Company files with the SEC current, annual and quarterly reports, proxy statements and other information as required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You may read and copy any document we file with the SEC at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov from which interested persons can electronically access the Company's SEC filings.

        The Company will make available free of charge, through its internet site www.gleacher.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information. These filings and information will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

        The Company also makes available, on the Corporate Governance page of its website, its (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) the charters of the Audit, Executive Compensation, and Directors and Corporate Governance Committees of our Board of Directors, and (iv) the Procedures for Reporting Violations of Compliance Standards. These documents will also be available in print without charge to any person who requests them by writing or telephoning: Gleacher & Company, Inc., Attn: Investor Relations, 1290 Avenue of the Americas, New York, NY 10104, U.S.A., telephone number (212) 273-7100.

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

 Company Risks

        Difficult market conditions have adversely affected and may continue to adversely affect our business in many ways.    Our businesses, by their nature, do not produce predictable earnings and are materially affected by conditions in the financial markets and economic conditions generally, both in the U.S. and around the world. Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. The passing of Dodd-Frank, the ultimate impact of which is not yet fully understood, will result in various programs, initiatives and actions being implemented in the U.S. and other markets in order to stabilize the markets, increase liquidity and restore investor confidence.

        It is unclear whether such initiatives will in fact be positive or negative for the financial markets over either the short or long-term. If the economic recovery becomes unsustainable, our operations, including sales and trading and investment banking could be negatively impacted by a reduction of trading volumes, continued tightening of spreads, fewer completed investment banking transactions, a reduced backlog and decreased size of transactions, and our diminished role in these businesses, resulting in reduced principal transactions and investment banking revenues. In the event of extreme market events, such as a recurrence of the global credit crisis, we could incur substantial loss on the value of our securities due to market volatility. In addition, the activities related to our residential mortgage banking initiative associated with our acquisition of ClearPoint Funding, Inc. ("ClearPoint"), a residential non-depository mortgage lender, which closed in the first quarter of 2011, may also be impacted as a result of the influence of Dodd-Frank in re-shaping the mortgage origination industry.

        Our business is also significantly affected by interest rates, which can change suddenly and unexpectedly. In November 2010, the Federal Reserve ("Fed") implemented a second round of quantitative easing whereby the Fed intends to purchase an additional $600 billion of U.S. treasury bonds by June 2011. This program is designed to further stimulate the economy by keeping interest rates low. However, this program is widely believed to have had little, if any, impact on interest rates to date, and its long-term impact remains uncertain. This program, as well as other possible changes to the Fed's monetary policy, could significantly impact interest rates. An increase in interest rates could decrease the level of customer activity, increase our cost of funding, likely decrease new issues in the debt capital markets, decrease the value of securities owned by us and create a business environment in which mergers and acquisitions activity decreases. In addition, an increase in interest rates could also result in lower mortgage loan origination volumes in our newly launched residential mortgage loan origination business.

        The financial services industry and the markets in which we operate are subject to systemic risk that could adversely affect our business and results.    Participants in the financial services industry and markets increasingly are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development with one participant (such as a bankruptcy or default) may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems or losses) for other participants as was evident during the credit crisis of 2008-2009. The resulting events had a negative impact on many other industry participants. While the Dodd-Frank legislation was passed with a primary purpose of avoiding another financial crisis as a result of systemic risk, it is unknown whether the legislation will be effective. In addition, the legislation may not be sufficient to mitigate financial market turmoil as a result of possible future unanticipated market bubbles. Systemic risk is inherently difficult to assess and quantify, and its form and magnitude can remain unknown for significant periods of time and could have a negative impact on us.

        The volume of anticipated investment banking transactions may differ from actual results.    Our investment banking revenues are typically earned upon the completion of a transaction. In most cases, we receive little or no payment for investment banking engagements that do not result in their successful completion. Furthermore, the completion of investment banking transactions in our pipeline is uncertain and beyond our control. For example, a client's transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If parties fail to complete a transaction on which we are advising or an offering in which we are participating, we earn little or no revenues from the transaction and may incur significant expenses (for example, travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market conditions as well as the decisions and actions of our clients and third parties many of which have no interest, or are adverse to, the completion of a given transaction. The number of transactions for which we have been engaged is subject to change and is not necessarily indicative of future revenues.

        Financing and advisory services engagements are singular in nature and do not generally provide for subsequent engagements.    Even though we work to represent our clients at every stage of their lifecycle, we are typically retained on a short-term, engagement-by-engagement basis in connection with specific capital markets, mergers and acquisitions, or advisory engagements. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of those transactions, our business and results of operations will likely be adversely affected.

        We have incurred losses in recent periods and may incur losses in the future.    We have incurred losses in recent periods. While we recorded net income for the year ending December 31, 2009, we have recorded a net loss of $20.6 million for the year ended December 31, 2010 and a net loss of $17.4 million for the year ended December 31, 2008. We may incur losses and further declines in revenues in future periods. If we incur additional losses and are unable to raise funds to finance those losses, our liquidity and ability to operate would be adversely affected.

        We may be unable to fully capture the expected value from acquisitions and investments and personnel.    To the extent we make acquisitions or enter into business combinations, we face numerous risks and uncertainties. The acquisition or combination might not provide sufficient earnings power or other value to justify its cost. Moreover, we could experience expensive and time consuming problems integrating the relevant operations, accounting and data processing systems, management controls, relationships with clients and business partners and other systems and operations of the acquired or combined business. In addition, acquisitions may involve the issuance of shares of our common stock, which would dilute our stockholders' ownership of our firm, or we may borrow funds or use cash on hand, which may impact our funding and liquidity. Furthermore, acquisitions entail a number of risks or other problems, including the inability to maintain key pre-acquisition business relationships, increased operating costs, exposure to unanticipated liabilities and difficulties in realizing projected efficiencies, synergies and cost savings. If we are not able to integrate successfully our past and future acquisitions, there is a risk that our results of operations may be materially and adversely affected. Also, expansions or acquisitions divert our management's attention from our other operations.

        In connection with prior acquisitions, at December 31, 2010 our intangible assets and goodwill were approximately $121.3 million. If the acquired businesses do not perform as expected, we may need to record impairment charges related to these assets, which would reduce net income, possibly materially.

        Our ability to hire and retain our senior professionals is critical to the success of our business.    In October of 2010, we announced that Peter J. McNierney, the Company's President and Chief Operating Officer, assumed the additional role of interim Chief Executive Officer ("CEO") and that Eric J. Gleacher was continuing as Chairman of the Board of Directors, but was stepping down as the CEO to resume his full time role of supporting the Company's corporate clients on their strategic initiatives. These changes, as well as our current search for a permanent CEO, could result in a temporary disruption to our business operations. Also, in order to operate our business successfully, we rely heavily on key professionals. Their personal reputation, judgment, business generation capabilities and project execution skills are a critical element in obtaining and executing client engagements. Any loss of professionals, particularly key senior professionals or groups of related professionals, could impair our ability to secure or successfully complete engagements, result in loss of sales and trading business, materially and adversely affect our revenues and make it more difficult to operate profitably. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds, private equity funds and venture capital funds. In the past, we have lost investment banking, brokerage, research, and senior professionals and executives and we could lose more personnel in the future. In the future, we may need to hire additional personnel. At that time, there could be a shortage of qualified personnel whom we could hire. This could hinder our ability to expand or cause a backlog in our ability to conduct our business, including the handling of investment banking transactions and the processing of brokerage orders. These personnel challenges could harm our business, financial condition and operating results.

        Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses.    Liquidity, or ready access to funds, is essential to financial services firms. Recent failures of financial institutions have often been directly attributable to a very sudden and unexpected need for large amounts of cash, which was not available. Liquidity is of particular importance to our trading business, and perceived liquidity issues may affect the willingness of our clients and counterparties to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we are unable to control, such as a general market disruption, negative views about the financial services industry generally or an operational problem that affects our trading clients, third parties or us. We currently do not have committed sources of borrowing through bank financing arrangements (other than a mortgage warehouse line of credit we assumed in connection with our recent acquisition of ClearPoint). We rely on cash and assets that have historically been readily convertible into cash, such as our securities held in inventory, to finance our operations generally and to maintain our margin requirements, particularly with our principal clearing firm, Pershing LLC. Our inventory is financed by our clearing firm and periodically through repurchase agreements and our prospective residential mortgage banking activities related to ClearPoint are financed through the mortgage warehouse line of credit which includes restrictive covenants that may result in limitations on such borrowings. Our ability to continue to access these and other forms of liquidity could be impaired due to circumstances beyond our control, such as a change in the value of our collateral, the willingness or ability of lenders to provide credit, and market disruptions or dislocations. Any such events could have a material adverse effect on our ability to fund our operations and operate our business.

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

        Our assets include illiquid investments in private equity funds, which we may not be able to monetize in the near term or at all.    We have made principal investments in private equity funds and may make additional investments in future funds. These investments are typically made in securities that are not publicly traded and therefore are subject to an inherent liquidity risk. At December 31, 2010, $18.1 million of our total assets consisted of relatively illiquid private equity investments (Refer to Note 8 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K). Our interests in these private equity funds are susceptible to changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. It takes a substantial period of time to identify attractive investment opportunities and then to realize the cash value of the investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

        Regulatory capital requirements may impede our ability to conduct our business.    Gleacher Securities and Gleacher Partners, our broker-dealer subsidiaries, are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain. Gleacher Securities is also subject to the customer reserve requirements in connection with its self-clearing activities associated with its Rates business, which requires a certain amount of cash or qualifying securities to be maintained in a segregated bank account. In addition, ClearPoint, a wholly owned subsidiary which was acquired in the first quarter of 2011, is subject to the U.S. Department of Housing and Urban Developments ("HUD") minimum net worth requirements.

        Any failure to comply with such regulatory requirements could impair our ability to conduct these related business activities.

        Pricing pressures may negatively impact the revenues and profitability of our brokerage business.    In recent years, we have experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income markets, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. The recent passing of the Dodd-Frank legislation may result in further pricing pressures and even lower margins. In the equity markets, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic, algorithmic and direct market access trading, as well as changes in soft dollar practices, which has created additional downward pressure on trading margins. We believe that pricing pressures in these and other areas will continue as institutional investors continue to implement cost-reduction strategies, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

        Our trading in mortgage backed securities exposes us to prepayment risk.    The majority of our securities owned are related to our MBS/ABS & Rates division and are primarily comprised of agency mortgage backed securities. Our holdings in these securities are subject to prepayment risk, which have resulted and may continue to result in losses or lower returns than originally anticipated. The low interest rate environment and government initiatives to help underwater homeowners refinance their mortgages subject us to prepayment risk. In addition, any future industry developments such as delinquent loan buy backs at par, or modifications to mortgage loans, including those that may reduce the principal balance owed could have an adverse impact on our trading revenues.

        Certain of our businesses focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors generally or decline in the market for securities of companies within these sectors could materially and adversely affect our business.    Our equities business focuses principally on the technology, aerospace, defense, clean tech, healthcare, and REIT sectors. Volatility in the business environment in these sectors, or in the market for securities of companies within these sectors, could substantially affect our financial results and the market value of our common stock. The market for securities in each of our target sectors may also be subject to industry-specific risks. Underwriting transactions, strategic advisory engagements and trading activities in our target sectors represent a significant portion of our business. This concentration exposes us to the risk of substantial declines in revenues in the event of downturns in these sectors of the economy. Any future downturns in our target sectors could materially and adversely affect our business and results of operations.

        We are a holding company and depend on payments from our subsidiaries.    We depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. Regulatory and other legal restrictions limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, our broker-dealer subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. In addition, because our interests in the Company's subsidiaries consist of equity interests, our rights may be subordinated to the claims of the creditors of these subsidiaries.

        Markets have and may continue to experience periods of high volatility.    Financial markets are susceptible to unanticipated, severe and rapid depreciation in asset values accompanied by a reduction in asset liquidity. Continued uncertainties stemming from the overall economic outlook, both in the U.S. and abroad, the continued weakness in the housing markets, the overall unknown impact of the passing of the Dodd-Frank legislation, tax law uncertainties and an unpredictable interest rate environment as a result of the Fed's monetary policies lead to global market and economic conditions that have been, and continue to be both volatile and challenging. It is impossible to predict the long-term impact of this economic and financial environment, or whether it will persist or recur, or to predict the extent to which our markets, products and businesses will be adversely affected. As a result, these conditions could adversely affect our financial condition and results of operations.

        Increase in capital commitments in our trading, underwriting and other businesses increases the potential for significant losses.    Capital commitment needs in the capital markets industry may result in larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks commit to purchase large blocks of stock of publicly-traded issuers, instead of employing the more traditional marketed underwriting process, in which marketing was typically completed before an investment bank committed to purchase securities for resale. Capital impairment of investment banks resulting from the financial dislocations experienced recently could reverse this trend. However, we cannot predict with certainty how the industry will evolve or the extent to which investment banks will continue to use their own capital as a competitive tool in winning business. Relative to many of our competitors, we have limited access to additional capital which could put us at a competitive disadvantage. As a result, we may be forced to commit greater amounts of capital to facilitate primarily client-driven business.

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

        Our principal trading and investments expose us to risk of loss.    To facilitate client-trading activities, we maintain securities trading positions in our MBS/ABS & Rates division. For example, if one of our clients is seeking to acquire a significant position in a particular security, we may accumulate a position in that security prior to selling it to the client. Conversely, we may purchase a block of securities from a client before we have located purchasers for the entire block.

        We may incur significant losses from these positions due to market fluctuations. For example, to the extent that we own securities, a downturn in the value of those securities would result in losses from a decline in value. Conversely, to the extent that we have sold securities we do not own, an upturn in value could expose us to potentially unlimited losses. We seek to minimize market risk associated with these positions by trading out of them as quickly as possible and/or through hedging strategies. Certain positions, however, may be held by us for longer periods of time while we are seeking buyers for those positions, thereby exposing us to greater risk of loss. The risk of loss is accentuated, both in terms of likelihood and amount, in times of market volatility such as experienced over the past few years. In addition, our hedging strategies may not successfully mitigate losses in our principal positions. If our hedging strategies are not successful, we could suffer significant losses.

        Our financial results may fluctuate substantially from period to period, which may impact our stock price.    We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. The variations over the past few years are attributable to the current economic conditions, continued investment in our business to achieve desired scale and our restructuring which was substantially completed in 2008. In addition, these variations are also attributed in part to trading activity and the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. Our business is highly dependent on market conditions and the interest in the market for the products and services we trade and offer, as well as the decisions and actions of our clients and interested third parties. This risk may be intensified by focusing on companies in specific industries or sectors. For example, our Equities segment focuses on companies in the technology, aerospace, defense, clean tech, healthcare and REIT sectors. Concentrating in a specific sector or industry exposes us to volatility in that area that may not affect the broader markets. In addition, our results of operations experience some seasonality, with the third quarter typically being less robust than other quarters, most likely because of a general business activity slow-down in July and August of each year, as well as the impact of the holiday season on fourth quarter activity.

        Increased competition, including from larger firms, may adversely affect our revenues and profitability.    The brokerage and investment banking industries are intensely competitive, and we expect them to remain so. We compete directly with other investment firms, brokers and dealers, and commercial banks, many of which are much larger. In addition to competition from firms currently in the securities business, there has been increased competition from others offering financial services, including automated trading and other services based on technological innovations.

        We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in some of our businesses, particularly in the form of discounts in large block trades and trading commissions and spreads. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple bookrunners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues. We believe we may experience competitive pressures in these and other areas in the future, as some of our competitors seek to obtain market share by competing on the basis of price.

        Many of our competitors in the brokerage and investment banking industries have a broader range of products and services, greater financial and marketing resources, larger client bases, greater name recognition, more professionals to serve their clients' needs, greater global reach and more established relationships with clients than we have. These larger and better-capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. For example, many of our larger competitors have in the past provided "bridge" lending and equity participation and otherwise committed their own capital to facilitate transactions. The ability to provide financing is an important advantage for some of our larger competitors, and if this trend continues, it would adversely affect us competitively because we do not provide such financing. Additionally, these broader, more robust investment banking and financial services platforms may be more appealing to investment banking professionals than our business, making it more difficult for us to attract new employees and retain those we have.

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

        Our risk-hedging strategies also expose us to the risk that counterparties that owe us money, securities or other assets will not perform on their obligations. These counterparties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. Although we periodically review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur significant losses.

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

        In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties, including our customers, with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations, including New York, NY and Roseland, NJ, work in close proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel.

        Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could potentially jeopardize our clients' or our counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our clients', our counterparties' or third parties' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

        We seek to manage these risks through our Business Continuity Plan. See Item 1 "Business Continuity" for additional information.

        Our business strategy includes expansion of our business operations. We face numerous risks and uncertainties as we seek to expand.    We seek growth in our business primarily from internal expansion and through opportunistic acquisitions of attractive targets. If we are successful in expanding our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls, our risk management procedures and our other corporate support systems will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects.

        Financial services firms have been subject to increased scrutiny and enforcement activity over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.    The financial services industry has experienced increased scrutiny and enforcement activity from a variety of regulators, including the SEC, FINRA, NYSE, NFA, NASDAQ, HUD, the state securities commission and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by Congress, individual state legislatures, the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets, such as the Dodd-Frank legislation that was recently enacted, as well as proposals that have been made both domestically and internationally, including additional capital and liquidity requirements. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The Company's broker-dealer subsidiaries are subject to routine audits by FINRA. If, in the course of these audits, any adverse findings are noted by FINRA, or the NFA, we may incur fines or other censure. Periodically, the Company and its subsidiaries receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The responses to these communications have in the past resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company's business. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

        Extensive regulation of public companies in the U.S. could reduce our revenues and otherwise adversely affect our business.    Highly publicized financial scandals in past years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, FINRA, NYSE, NFA, NASDAQ and HUD to significantly expand corporate governance, internal control over financial reporting and public disclosure requirements. In addition, the recently enacted Dodd-Frank legislation is leading to more regulation of both public companies and the financial services industry. To the extent that private companies, in order to avoid becoming subject to these requirements, decide to forgo initial public offerings, or list their securities instead on non-U.S. securities exchanges, our equity underwriting business may be adversely affected. In addition, any new corporate governance rules may divert a company's attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business. In addition, we could be directly impacted, as a public company, by such changes or developments.

        Our business is subject to significant credit risk, and the financial difficulty of another prominent financial institution could adversely affect financial markets.    In the normal course of our businesses, we are involved in the execution and settlement of various customer transactions and financing of various principal securities transactions. These activities are transacted on a cash or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Although transactions are generally collateralized by the underlying security or other securities, we still face the risks associated with changes in the market value of securities that we may be obligated to purchase or have purchased in principal or riskless principal trades where a counterparty or customer fails to perform. We may also incur credit risk in our derivative transactions to the extent such transactions result in uncollateralized credit exposure to our counterparties. We seek to control the risk associated with these transactions by establishing and periodically monitoring credit limits, collateral and transaction levels.

        In addition, the creditworthiness and financial well-being of many financial institutions may be interdependent because of credit, trading, clearing or other relationships between the institutions. The financial difficulty of one company, therefore, could result in further market illiquidity or financial difficulties with other institutions and may adversely affect the clearing organizations, clearing houses, banks, exchanges and other intermediaries with which we conduct business. Such events, therefore, could adversely impact our business.

        Our business and results of operations could be adversely affected by governmental fiscal and monetary policies.    Our cost of funds for borrowing, investment activities and capital raising are affected by the fiscal and monetary policies of the U.S. and foreign governmental and banking authorities, changes to which are not within our control or wholly predictable. This risk and uncertainty is further magnified as a result of the Fed's recent implementation of its second phase of quantitative easing in November 2010. Such changes may also affect the value of the securities we hold.

        Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.    Due to the nature of the Company's business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings. These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities and employment matters. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company's financial position. We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. We have been in the past, and are currently, subject to a variety of litigation arising from our business, most of which we consider to be routine. Risks in our business include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for "fairness opinions" and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of trading arrangements. We are also subject to claims by employees alleging discrimination, harassment or wrongful discharge, among other things, and seeking recoupment of compensation claimed (whether for cash or forfeited equity awards) and other damages. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time.

        As a brokerage and investment banking firm, we depend on our reputation to help attract and retain clients. As a result, an unsatisfied client could be more damaging to us than if we operated in other industries. Moreover, our role as underwriter on underwritings or as advisor for mergers and acquisitions and other transactions involves complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class action lawsuits against us. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

        See also — Item 3 Legal Proceedings.

        Employee misconduct could harm us and is difficult to detect and deter.    There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years. We also are exposed to the risk of employee misconduct. For example, misconduct by employees could involve the improper use or disclosure of confidential information, or inappropriate sales techniques, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be fully effective.

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

        The impact of the current market and regulatory environment on trading customers may adversely affect our sales and trading commission revenues.    A large number of our institutional investor sales and trading customers are also financial institutions, including hedge funds, banks, insurance companies and institutional money managers. The majority of transactions conducted with us relate to financial services companies. The volatile market environment may cause some of these companies to curtail their investment activities or even cease to do business, which may reduce our commissions.

Risks Related to Ownership of Our Common Stock

        Provisions of our Certificate of Incorporation and Bylaws, agreements to which we are a party, regulations to which we are subject and provisions of our equity incentive plans could delay or prevent a change in control of our company and entrench current management.    Our charter and bylaws contain provisions whose application could have the effect of deterring a takeover or other offer for our securities. Any such actions, together with provisions of our Certificate of Incorporation and Bylaws, as well as Delaware law, could make more difficult, efforts by stockholders to change our Board of Directors or management.

        Our Certificate of Incorporation and Bylaws provide:

  •
  for limitations on the personal liability of our directors to the Company and to our stockholders to the fullest extent permitted by law, which may reduce the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care;

  •
  that special meetings of stockholders can be called only by our Chairman of the Board, by resolution of the Board of Directors, or by our Chief Executive Officer, President or Secretary (and do not provide our stockholders with the right to call a special meeting or to require the Board of Directors to call a special meeting); and

  •
  that subject to the rights of any series of preferred stock or any other series or class of stock set forth in our Certificate of Incorporation, any vacancy on the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause or newly created directorships, may be filled only by the affirmative vote of a majority of the remaining directors, and a director can be removed from office without cause only by the affirmative vote of the holders of at least 80% of the voting power of the then outstanding voting stock, voting together as a single class.

        In addition, certain of the Company's compensation arrangements provide for payments or acceleration of equity vesting under certain circumstances involving a change of control of the Company. These arrangements could make an acquisition of the Company more expensive, and therefore less attractive, to a potential acquirer.

        Also, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless other criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights of our common stock, from merging or combining with us for a prescribed period of time.

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

        Because MatlinPatterson FA Acquisition LLC, a Delaware limited liability company ("MatlinPatterson") and Eric J. Gleacher, the Chairman of our Board of Directors, each controls a significant percentage of the voting power of our common stock, they can exert considerable influence over the Company.    As of February 28, 2011, MatlinPatterson controlled approximately 27% of the voting power of our common stock and Eric J. Gleacher controlled approximately 11% of the voting power of our common stock. Either MatlinPatterson or Mr. Gleacher, acting together or alone, can exert considerable influence over corporate actions requiring stockholder approval. As a result, it may be difficult for other investors to affect the outcome of any stockholder vote.

        In addition, if any of our stockholders, including MatlinPatterson and Mr. Gleacher, that in the aggregate own a majority of our common stock choose to act together, they will be able to direct the election of all of the members of our Board of Directors and determine the outcome of most matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. These stockholders might choose to take actions that are favorable to them but not to our other stockholders.

        Future sales or anticipated future sales of our common stock in the public market, by us, by MatlinPatterson FA, by management, by our employees or by others, could cause our stock price to decline.    We may in the future issue additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of, or an expectation of sales of, shares of our common stock or securities convertible into or exchangeable for common stock.

        In addition, the sale or anticipated future sale of a significant number of shares of our common stock in the open market by MatlinPatterson, Mr. Gleacher or others, whether pursuant to a resale prospectus or pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), could cause the market price of our common stock to decline. Any such decline could impair our ability to raise capital through the sale of additional equity securities at a price we deem appropriate.

        We have granted to certain of our stockholders, rights with respect to registration under the Securities Act of the offer and sale of our common stock. These rights include both "demand" registration rights, which require us to file a registration statement if asked by such holders, as well as incidental, or "piggyback," registration rights granting the right to such holders to be included in a registration statement filed by us. As of February 28, 2011, there were approximately 50.1 million shares of our common stock and outstanding warrants to which these rights pertain. These sales might impact the liquidity of our common stock making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

        We do not expect to pay any dividends for the foreseeable future.    We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. We expect to retain all future earnings, if any, for investment in our business.

        We are no longer a "controlled company" within the meaning of the NASDAQ Marketplace Rules. As a result, we are subject to all of the NASDAQ corporate governance requirements and we may be delisted if we fail to comply.    From our recapitalization in 2007 until June 2009, we operated as a "controlled company," which allowed us to elect to not comply with certain NASDAQ corporate governance requirements. Following the consummation of the Gleacher transaction on June 5, 2009, MatlinPatterson owned less than 50% of the voting power of our common stock, and therefore we ceased to be a "controlled company" within the meaning of the rules. In order to comply with the NASDAQ corporate governance rules, we have appointed additional independent directors to our committees. Currently, our Audit Committee and Committee on Directors and Corporate Governance are composed entirely of independent directors, and our Executive Compensation Committee is composed of a majority of independent directors. Our Executive Compensation Committee is composed of three independent directors and one director whom we consider not to be independent. Although NASDAQ rules generally require a compensation committee to be wholly independent, there is an exception, for which we believe we qualify, that may be claimed for up to two years. Consequently, we believe we are compliant with the NASDAQ's requirement related to the composition of our Executive Compensation Committee.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        The Company currently leases all of its office space. The Company's lease for its current headquarters in New York, New York (approximately 84,000 square foot space) expires on April 30, 2025.

        A list of office locations as of December 31, 2010 is as follows:

  Atlanta, GA
  Boston, MA
  Charlotte, NC
  Charlottesville, VA
  Chicago, IL
  Dallas, TX
  Encino, CA
  Freeport, ME
  Ft Lauderdale, FL
  Newport, RI
  Newton, PA
  New York, NY
  Roseland, NJ
  San Francisco, CA
  Stamford, CT
  Tucson, AZ
  Woodland Hills, CA

Item 3.    Legal Proceedings

        The Company is not a party to any legal proceeding required to be disclosed in this Annual Report on Form 10-K per applicable SEC regulations. Moreover, based on currently available information, the Company does not believe that any current litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, results of operations and cash flows, although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company's operating results in that period.

 PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock trades on The NASDAQ Global Market under the symbol "GLCH." As of February 28, 2011 there were approximately 4,000 holders of record of the Company's common stock. No dividends have been declared or paid on our common stock since February 2005. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

        The following table sets forth the high and low sales prices for the common stock during each quarter for the fiscal years ended.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
2010
Stock Price Range
High	$4.79	$4.62	$3.06	$2.91
Low	3.22	2.54	1.50	1.54
2009
Stock Price Range
High	$3.37	$6.00	$9.15	$9.16
Low	1.98	3.02	5.15	4.31

        Information relating to compensation plans under which our common stock is authorized for issuance will be set forth in our definitive proxy statement for our annual meeting of stockholders to be held on May 19, 2011 and is incorporated herein by reference.

Issuance of Unregistered Securities

        There were no undisclosed issuances of unregistered equity securities during 2010. Any such issuances have been previously disclosed in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock in the fourth quarter of 2010. For information regarding the repurchase of shares of our common stock in the first quarter of 2011, refer to Note 25 within the footnotes to the consolidated financial statements contained within Item 8 of this Annual Report on Form 10-K.

Stockholder Return Performance Presentation

        Set forth below are line graphs comparing the yearly change in cumulative total stockholder return on our common stock against cumulative total return of the Standard & Poor's 500 and Standard & Poor's 500 Financials Indices, assuming an investment of $100 on December 31, 2005.

        The following table has been included for the period of five fiscal years, commencing December 31, 2005 and ending December 31, 2010:

Stockholder Returns (5 years)

        The table below has been included to show our cumulative returns from our recapitalization in September 21, 2007 through December 31, 2010:

Stockholder Return (since recapitalization)

Item 6.    Selected Financial Data

        The following selected financial data has been derived from the consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included within Item 8 of this Annual Report on Form 10-K.

For the years ended December 31,	2010	2009	2008	2007	2006
(In thousands of dollars, except for per share amounts)
Operating results:
Total revenues	$282,227	$354,368	$145,013	$47,111	$81,305
Interest expense	11,343	12,523	10,712	7,027	8,417

Net revenues	270,884	341,845	134,301	40,084	72,888
Expenses (excluding interest)	304,497	279,851	149,107	71,709	120,329

(Loss)/income before income taxes, discontinued operations and cumulative effect of change in accounting principles	(33,613)	61,994	(14,806)	(31,625)	(47,441)
Income tax (benefit)/expense	(12,997)	7,102	2,424	(4,703)	(828)

(Loss)/income from continuing operations	(20,616)	54,892	(17,230)	(26,922)	(46,613)
(Loss)/income from discontinued operations, net of taxes	(5)	28	(132)	7,460	2,205

(Loss)/income before cumulative effect of an accounting change	(20,621)	54,920	(17,362)	(19,462)	(44,408)
Cumulative effect of accounting change, net of taxes	—	—	—	—	427

Net (loss)/income	$(20,621)	$54,920	$(17,362)	$(19,462)	$(43,981)
Basic (loss)/earnings per share:
Continuing operations	$(0.17)	$0.57	$(0.25)	$(0.98)	$(3.08)
Discontinued operations	—	—	—	0.27	0.15
Cumulative effect of an accounting change	—	—	—	—	0.03

Net (loss)/income per share	$(0.17)	$0.57	$(0.25)	$(0.71)	$(2.90)

Diluted (loss)/earnings per share:
Continuing operations	$(0.17)	$0.53	$(0.25)	$(0.98)	$(3.08)
Discontinued operations	—	—	—	0.27	0.15
Cumulative effect of an accounting change	—	—	—	—	0.03

Diluted (loss)/earnings per share	$(0.17)	$0.53	$(0.25)	$(0.71)	$(2.90)

Cash dividend	—	—	—	—	—
Book value	2.65	2.65	1.23	1.41	3.46

December 31,	2010	2009	2008	2007	2006
(In thousands of dollars)
Financial condition:
Total assets	$1,657,932	$1,216,163	$694,271	$269,517	$357,118
Short-term bank loans	—	—	—	—	128,525
Mandatorily redeemable preferred stock	—	24,419	24,187	—	—
Notes payable	—	—	—	—	12,667
Obligations under capitalized leases	—	—	—	—	3,522
Temporary capital	—	—	—	104	104
Subordinated debt	909	1,197	1,662	2,962	4,424
Stockholders' equity	346,159	328,985	98,290	82,267	51,577

Reclassification

        Certain amounts in operating results for 2006 through 2009 have been reclassified to conform to the 2010 presentation.

Discontinued Operations and Business Combinations

        During the past several years, the Company has restructured nearly all of its operations. In September 2007, the Company completed the sale of its Municipal Capital Markets Group to a subsidiary of DEPFA BANK plc. In June 2007, the Company closed its Fixed Income Middle Markets Group. In June 2006, the Company ceased operations in its Taxable Fixed Income division. In April 2006, the Company closed its Convertible Arbitrage Advisory Group. The results of these operations are reported within Discontinued operations within the Selected Financial Data.

        During the years ending December 31, 2009 and 2008, the Company completed certain acquisitions. In June 2009, the Company acquired Gleacher Partners, Inc., a financial advisory boutique, which has expanded the Company's investment banking capabilities. In October 2008, the Company acquired American Technology Research, Inc., a broker-dealer specializing in institutional research, sales and trading in the information technology, clean tech and defense areas which expanded the breadth and depth of the Company's Equities division. In March 2008, the Company hired the employees of the Fixed Income Division of BNY Capital Markets, Inc. and acquired certain related assets, which gave the Company a greater distribution capability, particularly in high yield and convertible bonds.

        As a result of these discontinued operations and business combinations, period-to-period comparisons of the Company's financial results may not, in any given case, be meaningful.

Cumulative Effect of Accounting Change

        Upon adoption of Accounting Standards Codification ("ASC") 718, "Compensation — Stock Compensation" ("ASC 718") on January 1, 2006, the Company recognized an after-tax gain of approximately $0.4 million as the cumulative effect of a change in accounting principles, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred.

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information contained herein are forward-looking statements. These statements may contain projections relating to revenues, earnings, operations, other financial measures, economic conditions, trends and known uncertainties, and may include statements regarding our future performance, strategies and objectives. Our forward-looking statements are not meant as, and should not be considered to be, guarantees of future performance or events. Rather, they reflect management's expectations, beliefs or judgments, based on management's review, consideration and analysis of available facts and other information regarding the subject matter of the forward-looking statements. Our actual results may differ materially from those described in our forward-looking statements. You should review the "Risk Factors" section of this Report for a discussion of the important factors that could cause actual results to differ materially from those described in or implied by the forward-looking statements contained in this Report. Because of the inherent uncertainty associated with our forward-looking statements, readers are cautioned not to place undue reliance on them. We undertake no obligation to update these forward-looking statements, or any other information in the report, to reflect events or circumstances that arise after the date hereof.

        Any forward-looking statement should be read and interpreted together with these documents, including the following:

  •
  the description of our business contained in this report under Item 1 — Business,

  •
  the risk factors contained in this report under Item 1A — Risk Factors,

  •
  the discussion of our legal proceedings contained in this report under Item 3 — Legal Proceedings,

  •
  the discussion of our analysis of financial condition and results of operations contained in this report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations,

  •
  the discussion of market, credit, operational and other risks impacting our business contained in this report under Item 7A — Quantitative and Qualitative Disclosures about Market Risk,

  •
  the notes to the consolidated financial statements contained in this report under Item 8 — Financial Statements and Supplementary Data, and

  •
  cautionary statements we make in our public documents, reports and announcements.

        Any forward-looking statement speaks only as of the date on which that statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Business Overview

        The Company is an independent, full-service investment bank that provides corporate and institutional clients with advice and execution in the areas of advisory services, capital raising and research, sales and trading. The Company is focused on the unification of its brand as an investment bank with investment banking, research, sales, trading and distribution activities being managed as one business.

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

        The first step in our efforts toward building a premier investment bank for mid-sized and emerging growth companies and their investors began in September 2007, when the Company closed a $45.8 million capital infusion from an affiliate of MatlinPatterson Global Opportunities Partners II. Following this recapitalization, the Company implemented a restructuring plan to properly size the Company's infrastructure, including a reduction in headcount within IT and operations, the outsourcing of our clearing operations and the elimination of excess office space.

        In early 2008, the Company hired the employees of the Fixed Income Division of BNY Capital Markets, Inc. and acquired certain related assets. These employees and related assets are included in our Corporate Credit division. In connection with this, the Company raised an additional $19.7 million of capital in order to grow the business. This acquisition gave the Company greater distribution capabilities, particularly in high yield and convertible bonds, which enabled the Company to expand its investment banking practice and better serve our corporate clients.

        In October 2008, the Company completed its acquisition of American Technology Research, Inc. ("AmTech"). These operations are now included in our Equities division. The division specializes in institutional research, sales and trading in the technology, aerospace, defense, clean tech, healthcare and REIT areas. This acquisition provided the Company with resources to more effectively serve the equity research, sales and trading support needs of our institutional investor client base and provided the Company with a full-service platform on which to build a significant middle-market focused investment bank.

        The Company's restructuring plan was finalized in the third quarter of 2008, which resulted in costs of approximately $4.3 million being incurred during the year ending December 31, 2008. This restructuring brought our non-compensation expenses to more efficient levels. We reported our first quarterly profit since our recapitalization in the fourth quarter of 2008.

        In June 2009, the Company acquired Gleacher Partners, Inc., a financial advisory boutique specializing in advising middle market companies in mergers and acquisitions. This acquisition significantly expanded our investment banking capabilities and provided us with the ability to offer a full suite of advisory and financing products to our corporate client base. The Gleacher acquisition represented a significant step forward in terms of unifying the Company brand as an investment bank.

        In the third quarter of 2009, the Company sold 16 million shares of common stock in a public offering, generating net proceeds to the Company of $93.3 million. This additional capital was raised to fund expansion of our business generally and potential acquisitions as well as for working capital and general corporate purposes.

        Currently, we operate through the following five business segments:

  •
  MBS/ABS & Rates (formerly known as Descap) — This division provides sales, trading, banking, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues are generated from spreads on principal transactions executed to facilitate trades for clients. Revenues are also generated from interest income on securities held primarily for the purpose of facilitating customer trading.

  •
  Corporate Credit (formerly known as Debt Capital Markets) — This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to corporate and institutional investor clients. Revenues

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

    are generated primarily from spreads on principal and riskless principal transactions, as well as, commissions on trades executed on behalf of clients. In addition, revenues are also generated on a smaller scale from interest income on securities held for the primary purpose of facilitating customer trading. The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distributions.

  •
  Investment Banking — This division provides a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and recapitalizations and capital markets related matters. The division provides focused, tailored advice and services to companies considering the sale or acquisition of a division, certain assets or the entire company and also offers expertise on matters such as corporate defense takeover advisory and other special situations. In addition, the division provides debt and equity capital raising solutions for corporate clients which take into consideration the overall impact of such solutions on the client, including with respect to capital structure, corporate strategic initiatives and investor base.

  •
  Equities — This division provides timely and focused research in a select number of industry sectors. The division identifies value-added investment ideas through in-depth primary research on sectors and individual securities with a focus on providing money-making as well as money-saving ideas to institutional clients. Revenues are generated primarily through cash commissions on customer trades in equity securities and hard-dollar fees for research. In addition, revenues are generated on riskless principal transactions through the division's recently commenced market making activities in certain equity securities.

  •
  Other — The Company's Other division includes investment gains/(losses) and fees related to the Company's investment in and management of FATV. In addition, its results also include amortization of intangible assets from business acquisitions and costs related to corporate overhead and support, including various fees associated with financing, legal and settlement expenses.

        A number of significant events took place during the year ending December 31, 2010, including changes to the Company's chief executive officer ("CEO") and chief financial officer ("CFO"). New leadership's primary focus has been on integrating our divisions and unifying our branding. During the year, the Company continued to build out its investment banking division, including its mergers and acquisitions ("M&A") and restructuring advisory and capital markets services. The Company also further expanded its equities business, including hires in healthcare and real estate research. In addition, the Company announced its acquisition of ClearPoint Funding, Inc. ("ClearPoint"), a non-depository, mortgage bank with wholesale and retail origination channels and its concurrent launch of a residential banking initiative. This acquisition has the potential to provide synergies with the Company's existing MBS/ABS & Rates secondary business, as well as developing new product flow, product branding and diversification. It may also facilitate a securitization business in the future. During 2010, the Company also consolidated certain of its offices into a primary location in New York City to permit better cross-leveraging of each of our existing businesses. The Company also redeemed early, it $25 million par value 14% mandatorily redeemable preferred stock ("Series B Preferred Stock").

        At December 31, 2010, we held over $1 billion of securities positions in inventory which are primarily highly liquid securities. We do not engage in any significant proprietary trading for our own account. We use this inventory to facilitate customer trades and our market making activities. Nevertheless, securities in inventory are sensitive to market movements. We do not have any significant

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

direct exposure to the sub-prime markets, but we are subject to market fluctuations resulting from news and corporate events in such markets, associated write-downs by other financial services firms and interest rate and prepayment speed fluctuations.

        The Company maintains an investment in FA Technology Ventures L.P. ("FATV" or the "Partnership") which includes interests in publicly and privately held companies. Our open commitments to fund this portfolio were $0.3 million and $1.0 million at December 31, 2010 and 2009, respectively. The fair value of this portfolio at December 31, 2010 and 2009 was approximately $16.8 million and $18.3 million, respectively with gains/(losses) of ($0.3) million and $5.7 million, respectively.

        Our business is dependent on our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality service and guidance to our clients. We continue to focus on unifying our brand, capitalizing on the integration of our divisions, expanding our business through internal growth and selective hiring of client-facing professionals, and identifying and completing consolidation opportunities. The Company is well capitalized, with no significant long-term debt, which should allow for continued growth through the hiring of experienced investment banking, research, sales and trading professionals and/or growth through opportunistic acquisition of attractive targets.

Business Environment and Impact on Us

        Unfavorable or uncertain economic and market conditions impact our results and can be caused by a number of factors, including declines in economic growth, business activity or investor confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation, interest rates, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, or a combination of these or other factors. Such factors influence levels of debt and equity security issuance and merger and acquisition activity, which affects our investment banking business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our sales and trading businesses. Commission rates, market volatility and other factors also affect our sales and trading revenues and may cause these revenues to vary from period to period.

Business Environment Generally

        The financial markets experienced significant volatility during the year ending December 31, 2010 with the Dow Jones Industrial Index and S&P 500 index ultimately rising approximately 11%-13% and the M&A markets continuing to recover with deal volumes growing approximately 25%.

        In 2010, continued improvement in the U.S. economy and stronger than expected first quarter corporate earnings led to rising markets in the first quarter outweighing the first steps toward unwinding international fiscal stimulus programs related to the 2008 credit crisis and uncertainties in the European markets stemming initially from the Greek debt crisis. However, the markets experienced significant disruption in the second quarter as other debt-laden European countries experienced their own sovereign debt crises. Domestically, continued weakness in the housing markets, high unemployment, low consumer confidence and fears of a prolonged or "double-dip" recession weighed heavily on the markets, exacerbated by the May 6 "flash crash" and the unknown impact of the Dodd-Frank financial reform bill enacted in July 2010. Events of the third quarter reversed the losses suffered in the second quarter. Despite low trading volumes which are typical of summer months, gains

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

were ultimately realized in the third quarter as a result of hedges being lifted which were protecting investor portfolios from falling stock prices. Overall market sentiment also improved due to a record level of high yield debt being raised in the low interest rate environment, resulting in improved liquidity, as well as speculation regarding a second round of quantitative easing, which was ultimately implemented beginning in November 2010.

        The Dow Jones and S&P finished the year with an approximately 7% gain for the fourth quarter as equity markets continued to rally on the positive effects of the international stimulus efforts, including a perception that these efforts may continue longer-term. The rally received a final boost in mid-December when the Bush-era tax cuts were extended for two more years and Social Security payroll taxes for 2011 were unexpectedly reduced by 2%. However, these initiatives resulted in U.S. treasury yields spiking approximately 0.8% as the treasury markets experienced a drastic sell-off due to consideration of the increased spending associated with the domestic stimulus efforts and the related effects on the overall deficit.

        Market volatility is expected to remain high as a result of the continued uncertainties stemming from the overall economic outlook both in the U.S. and abroad, the longer term impact of the international stimulus efforts including increasing deficits, the continued weakness in the housing markets and the as-yet unknown overall impact of the financial regulatory reform. Accordingly, the results of our operations, which are highly dependent on the environment in which our businesses operates, may not necessarily be indicative of what may be recognized in the future.

Impact on our Business

        A substantial portion of our revenues have been derived from our sales and trading businesses, principally from our MBS/ABS & Rates and Corporate Credit divisions. These revenues have declined in 2010 compared to the prior year primarily due to spreads tightening as a result of risk aversion stemming from continued uncertainties related to the overall economic outlook both in the U.S. and abroad as well as various actions by the Federal Reserve Board (the "Fed") to keep interest rates low. Revenues in 2009 increased significantly compared to 2008, the height of the credit crisis, as a result of the various government actions to inject liquidity and shore up the credit markets which resulted in much improved investor confidence and higher trading volumes. Our sales and trading businesses could be adversely impacted to the extent there is a rise in short-term interest rates which may occur as a result of the significant uncertainties as it relates to the overall impact of the Fed's actions, including its recent second round of quantitative easing. The overall unknown impact of this program, as well as other possible changes to the Fed's monetary policy and other government actions may lead to a volatile interest rate environment. A rate increase could cause a reduction of trading volumes, and an increase in funding costs, the impact of which may be partially offset by an increase in spreads. We economically hedge our interest rate risk on our fixed income positions by shorting to be announced securities ("TBAs") which are forward mortgage-backed securities whose collateral remain "to be announced" until just prior to the trade settlement, exchange traded futures contracts and government securities and look toward alternative sources of funding in the repo markets to manage funding costs associated with our clearing broker.

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

        In 2010, M&A advisory and new issue underwriting activities continued to be adversely impacted by the economic turmoil stemming from the recent credit crisis, although confidence in the markets and liquidity have improved compared to the very low levels prevailing through most of 2008 and 2009. These improvements positively impacted the M&A markets in 2010 as companies began to utilize the improved liquidity on strategic acquisitions. We believe the recent stabilization of the markets, our focus on unified branding under the Gleacher & Company brand and the continued build out of our M&A and restructuring advisory and capital markets services position us to capitalize on our Gleacher platform by leveraging the expertise and corporate relationships of our combined operations. However, there can be no assurances that such opportunities will ultimately be realized.

FINANCIAL OVERVIEW

        The Company prepares its consolidated financial statements using accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements are contained within Item 8 on Form 10-K.

2010 Financial Overview

        For the year ended December 31, 2010, net revenues from continuing operations were $270.9 million, compared to $341.8 million for the year ended December 31, 2009. The 21% decrease in net revenues was primarily due to decreases in revenues in the MBS/ABS & Rates, Corporate Credit and Other segments. Non-interest expenses for the year ended December 31, 2010 of $304.5 million increased $24.6 million, or 9%, compared to $279.9 million for the year ended December 31, 2009. Non-interest expenses, which are largely variable, increased despite lower revenues, primarily due to an increase in compensation expense as a result of the recognition of 100% of stock based compensation expense associated with equity awards to be granted in connection with 2010 year-end bonuses resulting from changes in the Company's equity compensation program, as well as overall higher headcount and further investment in our operating segments. In addition, non-interest expenses for the year ended December 31, 2010 were impacted by the following: (i) $13.3 million of compensation expense which is primarily non-cash and is associated with our former CEO's and CFO's separations from the Company during the first quarter of 2010, (ii) $8.6 million in non-cash compensation recorded in the fourth quarter of 2010, $6.7 million of which is related to the impact of the changes to the Company's equity compensation program to certain outstanding equity awards granted in connection with year-end bonuses for prior years and $1.9 million from the restructuring of an employment arrangement, (iii) $3.9 million of occupancy expense related to lease terminations associated with the consolidation of certain of the Company's offices to its current location in New York City, (iv) $2.3 million of non-cash compensation expense associated with a modification to fully vest a senior executive's unvested restricted stock units and options in connection with a letter agreement regarding such executive's continued employment, (v) a $1.6 million loss on extinguishment of the Series B Preferred Stock, and (vi) approximately $0.7 million related to the partial revaluation of an indemnification receivable in connection with Company's acquisition of Gleacher Partners, Inc. in June of 2009. The Company reported a net loss of ($20.6) million for the year ended December 31, 2010, compared to net income of $54.9 million for the year ended December 31, 2009. Net loss per diluted share from continuing operations for the year ended December 31, 2010 was ($0.17) compared to $0.53 for the year ended December 31, 2009.

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

	Years ended December 31,
	2010	2009	2008
(In thousands of dollars)
Revenues
Principal transactions	$154,820	$230,011	$97,032
Commissions	19,438	19,745	6,529
Investment banking	43,400	36,577	8,296
Investment banking revenues from related party	1,947	9,579	8,400
Investment gains/(losses), net	7	5,698	(1,115)
Interest	57,304	46,390	21,946
Fees and other	5,311	6,368	3,925

Total revenues	282,227	354,368	145,013
Interest expense	11,343	12,523	10,712

Net revenues	270,884	341,845	134,301

Expenses (excluding interest)
Compensation and benefits	244,735	235,924	111,796
Clearing, settlement and brokerage	7,033	4,631	2,794
Communications and data processing	13,572	10,509	9,245
Occupancy, depreciation and amortization	12,914	8,381	6,259
Selling	5,776	5,499	3,099
Loss from extinguishment of mandatorily redeemable preferred stock (see Note 14 contained in Item 8 of this Form 10-K)	1,608	—	—
Restructuring	—	—	4,315
Other	18,859	14,907	11,599

Total expenses (excluding interest)	304,497	279,851	149,107

(Loss)/income before income taxes and discontinued operations	(33,613)	61,994	(14,806)
Income tax (benefit)/expense	(12,997)	7,102	2,424

(Loss)/income from continuing operations	(20,616)	54,892	(17,230)

(Loss)/income from discontinued operations, net of taxes	(5)	28	(132)

Net (loss)/income	$(20,621)	$54,920	$(17,362)

Net Revenues

        For the year ended December 31, 2010, net revenues from continuing operations were $270.9 million compared to $341.8 million for the year ended December 31, 2009. Commissions and principal transactions revenues decreased $75.5 million, or 30%, to $174.3 million from $249.8 million primarily due to decreased revenues of $40.6 million in MBS/ABS & Rates segment and $34.3 million in the Corporate Credit segment. Investment banking revenues decreased $0.8 million compared to the prior year to $45.3 million and is comprised of advisory fees of $32.4 million and capital markets fees of $12.9 million. There were no investment gains during the year ended December 31, 2010 compared to $5.7 million in the prior year which is primarily due to changes in the value of the Company's investment in FATV. Net interest income of $46.0 million increased $12.1 million, or 36%, compared to

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

the prior year, primarily due to the combination of coupon interest generated on higher inventory levels within the MBS/ABS & Rates segment and lower funding costs. Fees and other revenues of $5.3 million compared to $6.4 million in the prior year due to the sales of a Boston Stock Exchange seat in 2009 which generated a gain of $0.3 million, as well as other miscellaneous activity.

Non-Interest Expense

        Non-interest expenses for the year ended December 31, 2010 of $304.5 million increased $24.6 million, or 9%, compared to $279.9 million for the year ended December 31, 2009.

        Compensation and benefits expense for the year ended December 31, 2010 was $244.7 million, an increase of $8.8 million, or 4%, over 2009. Compensation and benefits expense was higher due to the previously mentioned changes in the Company's equity compensation program as well as higher headcount and further investment in our operating segments. In addition, the increase is also related to (i) the $13.3 million of expense related to the separations of the former CEO and the former CFO from the Company, (ii) $8.6 million in non-cash compensation recorded in the fourth quarter of 2010, $6.7 million of which is related to the impact of the changes to the Company's equity compensation program previously discussed and $1.9 million from the restructuring of an employment arrangement, and (iii) $2.3 million of non-cash compensation expense associated with the previously mentioned modification to a senior executive's unvested restricted stock units and options. These increases were partially offset by lower revenues as the Company compensates many of its professional personnel with a percentage of, or otherwise based on, the net revenues generated by that professional or his or her business unit.

        Clearing, settlement and brokerage costs were $7.0 million, an increase of $2.4 million, or 52%, compared to the prior year due to an increase in the costs associated with new fixed income products traded, increased volume and the expansion of our equity trading capabilities.

        Communications and data processing expense of $13.6 million increased $3.1 million, or 29%, compared to the prior year due to increased headcount across our operating segments and costs associated with improvements to our infrastructure and network in connection with moving to our new headquarters.

        Occupancy, depreciation and amortization expenses of $12.9 million increased $4.5 million, or 54%, compared to the prior year primarily due to $3.9 million of charges associated with terminating leases as part of the consolidation of certain of the Company's offices to its current location in New York City, related expenses associated with the relocation and an increase in our office space to accommodate the increase in personnel.

        Selling expense increased $0.3 million, or 5%, over the prior year to $5.8 million, primarily due to an increase in Investment Banking related sales activity.

        Loss from extinguishment of mandatorily redeemable preferred stock of approximately $1.6 million is related to the Company's previously mentioned early redemption of its Series B Preferred Stock on September 28, 2010.

        Other expenses increased $4.0 million, or 27% over the prior year to $18.9 million for the year ended December 31, 2010 primarily due to an increase in professional service fees, a revaluation of an indemnification receivable and non-income based taxes.

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Income Tax (Benefit) Expense

        The effective income tax rate from continuing operations for the year ended December 31, 2010 of 38.7% resulted in an income tax benefit of approximately $13.0 million. The effective rate differs from the federal statutory rate of 35% primarily due to state and local income taxes and a reduction in unrecognized tax benefits which is primarily a result of settlements during the year. This was partially offset by non-deductible Series B Preferred Stock dividends recognized through September 2010 and the related non-deductible loss on early redemption.

        The Company's effective income tax rate from continuing operations for the year ended December 31, 2009 of 11.5% resulted in income tax expense of approximately $7.1 million. The effective rate differed from the federal statutory rate of 35% primarily due to the release of the deferred tax valuation allowance of $24.7 million, including the recognition of tax benefits from net operating losses utilized in the current year for which a valuation allowance was historically recorded. This was partially offset by state and local taxes, non-deductible Series B Preferred Stock dividends, a change in estimated state tax rates, provision to return adjustments and non-deductible share based compensation.

        No valuation allowance has been provided on the Company's net deferred tax assets at December 31, 2010, as it is more likely than not that they will be realized. Such determination is based upon the projection of future taxable income, as well as the Company's ability to carry back net operating losses generated in the near future from the reversal of temporary differences. The Company released the valuation allowance on its net deferred tax assets during the year ended December 31, 2009 because of, among other factors, the continued trend of improved profitability, the success of the Company's secondary offering, the completion of management's restructuring plan and the successful integration of the AmTech and Gleacher Partners acquisitions.

        To the extent the Company generates sufficient income, the estimated effective income tax rate for 2011 should range from 45%-47%.

2009 Financial Overview

        For the year ended December 31, 2009, net revenues from continuing operations were $341.8 million, compared to $134.3 million for the year ended December 31, 2008. The 155% increase in net revenues was due to strength in all the Company's business segments as revenues increased in each of the revenues categories. The overall increase in net revenues was largely attributable to higher volumes resulting from an improvement in investor sentiment when compared to the prior year which was significantly impacted by the credit crisis, as well as higher overall inventories in order to facilitate our customers' trading activities. The Company reported a consolidated net profit of $54.9 million for the year ended December 31, 2009, compared to a consolidated net loss of ($17.4) million for the year ended December 31, 2008. Net income per diluted share from continuing operations for the year ended December 31, 2009 was $0.53 compared to a loss per diluted share of ($0.25) for the year ended December 31, 2008.

Net Revenues

        For the year ended December 31, 2009, net revenues from continuing operations were $341.8 million compared to $134.3 million for the year ended December 31, 2008. Commissions and principal transactions revenues increased $146.2 million, or 141%, to $249.8 million from $103.6 million in the prior year due to an increase of $76.4 million in the MBS/ABS & Rates segment, $59.3 million

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

in the Corporate Credit segment, which commenced operations in March 2008, and $10.6 million in the Equities segment which reorganized in October 2008. Investment Banking revenues increased $29.5 million, or 177%, to $46.2 million due to an increase in advisory services revenues of $21.4 million and an increase in capital raising related revenues of $8.1 million. Investment gains were $5.7 million compared to investment losses of ($1.1) million in the prior year due to the changes in value of the Company's investment in FATV. Net interest income of $33.9 million increased $22.6 million, or 201%, compared to the prior year, primarily due to coupon interest generated on higher inventory levels within the MBS/ABS & Rates segment which was partially offset by higher funding costs at our clearing broker due to these higher inventory levels, as well as a full year of interest expense in 2009 related to the Series B Preferred Stock. Fees and other revenues of $6.4 million increased $2.4 million, or 62%, primarily due to an increase in payments received for equity research in our Equity segment.

Non-Interest Expense

        Non-interest expenses for the year ended December 31, 2009 of $279.9 million increased $130.8 million, or 88%, compared from $149.1 million for the year ended December 31, 2008. The increase in non-interest expense is due to a combination of increased headcount and overall compensation as a result of higher net revenues in all of our business segments and an increase in activity in the Company's Equities, Investment Banking, Corporate Credit and MBS/ABS & Rates segments, partially offset by restructuring charges incurred in 2008.

        Compensation and benefits expense increased $124.1 million, or 111%, to $235.9 million in the year ended December 31, 2009 due to an increase in net revenues of 155% and an increase in headcount to 346 employees from 241 at the end of the prior year. As is standard in the industry, the Company compensates many of its professional personnel with a percentage of, or otherwise based on, the net revenues generated by that professional or his or her business unit. Consequently, as net revenues increase, associated compensation expenses increase. The increase in compensation and benefits expense was also due to an increase in support personnel that are necessary to manage the Company's growth.

        Clearing, settlement and brokerage costs of $4.6 million increased $1.8 million, or 66%, compared to the prior year. The year-over-year increase was due to increased volume in Equities, Corporate Credit and MBS/ABS & Rates segments.

        Communications and data processing expense of $10.5 million increased $1.3 million, or 14%, compared to the prior year. The year-over-year increase was due to increased headcount throughout the Company and increased activity in Equities, Investment Banking, Corporate Credit and MBS/ABS & Rates segments.

        Occupancy and depreciation expense increased $2.1 million, or 34%, to $8.4 million due to the leasing of additional office space related to our Investment Banking segment and the impact of a full year's expense for the Equities segment's Greenwich office.

        Selling expense increased $2.4 million, or 77%, over the prior year to $5.5 million, primarily due to a Company-wide increase in sales activity.

        The Company's restructuring was completed at the end of the third quarter of 2008 and as a result, no restructuring charges were incurred during 2009, compared to the $4.3 million in restructuring charges incurred in 2008.

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

        Other expenses increased $3.3 million, or 29%, over the prior year to $14.9 million due to amortization of a full year of intangible assets acquired as a result of the AmTech acquisition and seven months of amortization of intangible assets associated with the Gleacher Partners, Inc. acquisition. Other expenses also include costs associated with the Gleacher acquisition and the implementation of a new SIPC assessment fee in 2009, which were partially offset by a decrease in legal expenses.

Income Tax Expense (Benefit)

        The Company's effective income tax rate from continuing operations for the year ended December 31, 2009 of 11.5% resulted in income tax expense of approximately $7.1 million. The effective rate differed from the federal statutory rate of 35% primarily due to the release of the deferred tax valuation allowance of $24.7 million, including the recognition of tax benefits from net operating losses utilized in the current year for which a valuation allowance was historically recorded. This was partially offset by state and local taxes, non-deductible Series B Preferred Stock dividends, a change in estimated state tax rates, provision to return adjustments and non-deductible share based compensation.

        The Company's effective income tax rate from continuing operations for the year ended December 31, 2008 of negative 16.4% resulted in income tax expense of approximately $2.4 million. The effective rate differed from the federal statutory rate of 35% primarily as a result of an increase in the deferred tax valuation allowance, an increase in a reserve for uncertain tax positions, partially offset by state and local taxes.

        The Company released the valuation allowance on its net deferred tax assets during the year ended December 31, 2009 because of, among other factors, the continued trend of improved profitability, the success of the Company's secondary offering, the completion of management's restructuring plan and the successful integration of the AmTech and Gleacher Partners, Inc. acquisitions.

Segment Highlights

        In order to more clearly report the results of the Company's reportable segments based upon the nature of the revenues generated, which is how the segments are evaluated, current and prior period results have been revised to reclassify investment banking revenues and related expenses which were previously presented within MBS/ABS & Rates, Corporate Credit, Equities and Other into the Investment Banking reportable segment.

        For presentation purposes, net revenues within each of the businesses are classified, if applicable, into commissions and principal transactions, investment banking, investment gains/(losses), net interest, and other. Commissions and principal transactions include commissions on agency trades and gains and losses from sales and trading activities. Investment banking includes revenues generated from capital raising through underwritings and private placements of equity and debt securities, and financial advisory service fees in regards to mergers and acquisitions, restructuring and corporate finance related matters. Investment gains/(losses) reflect gains and losses on the Company's FATV investment. Other revenues reflects management fees received from FATV and research fees. Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company's inventory levels.

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

  MBS/ABS & Rates

	2010	2009	2008
(In thousands of dollars)
Net revenues
Principal transactions	$76,897	$117,518	$41,083
Net interest	40,030	26,662	9,692
Other	217	184	31

Total net revenues	$117,144	$144,364	$50,806

Pre-tax contribution	$32,597	$56,283	$21,021

2010 vs. 2009

        MBS/ABS & Rates net revenues decreased 19% to $117.1 million in 2010. Principal transaction revenues decreased $40.6 million, or 35%, compared to the prior year. This was due to a narrowing of bid-ask spreads, partially offset by increased trading volumes. Net interest income increased $13.4 million due to coupon interest received on increased inventory levels as well as lower funding costs. Pre-tax contribution decreased $23.7 million, or 42%, as a result of the decrease in revenues and lower related variable compensation costs. This was partially offset by higher costs due to increased headcount and new products traded, as well as higher non-cash compensation as a result of changes in the Company's equity compensation program which resulted in the recognition of 100% of stock based compensation expense associated with equity awards to be granted in connection with 2010 year-end bonuses and the related impact of the changes to certain outstanding equity awards granted in connection with year-end bonuses for prior years.

2009 vs. 2008

        MBS/ABS & Rates net revenues increased 184% to $144.4 million in 2009. Principal transaction revenues increased $76.4 million, or 186%, compared to the prior year due to increased trading volumes as the number of sales professionals significantly increased compared to the prior year as well as improved market conditions. Net interest income increased $17.0 million due to coupon interest received on increased inventory levels, partially offset by higher funding costs as a result of these increased inventory levels. Pre-tax contribution increased $35.3 million, or 168%, as a result of the increase in revenues, partially offset by higher compensation costs resulting from higher revenues as well as increases in headcount.

  Corporate Credit

	2010	2009	2008
(In thousands of dollars)
Net revenues
Commissions and Principal transactions	$79,357	$113,647	$54,311
Net interest	1,246	741	1,634
Other	73	—	99

Total net revenues	$80,676	$114,388	$56,044

Pre-tax contribution	$1,782	$14,876	$5,392

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2010 vs. 2009

        Corporate Credit net revenues decreased $33.7 million or 29% to $80.7 million in 2010. Commissions and principal transaction revenues decreased $34.3 million, or 30%, primarily due to a decrease in volumes and a narrowing of bid-ask spreads. While net revenues declined $33.7 million, pre-tax contribution decreased $13.1 million, or 88%, primarily due to lower revenues and related variable compensation costs, partially offset by the impact of fixed compensation costs in relation to revenues as well as higher non-cash compensation as a result of the previously mentioned changes in the Company's equity compensation program.

2009 vs. 2008

        Corporate Credit net revenues increased $58.3 million or 104% to $114.4 million in 2009. Commissions and principal transactions revenues increased $59.3 million, or 109%, primarily due to an increase in volumes. While the operations of the Corporate Credit segment commenced in March of 2008, the increase in volumes can be attributed to increased level of activity over the comparable prior year period, as well as the benefit of having a full year of activity. Pre-tax contribution increased $9.5 million, or 176%, as a result of the increase in revenues, partially offset by higher compensation costs resulting from higher revenues as well as increases in headcount.

  Investment Banking

	2010	2009	2008
(In thousands of dollars)
Net revenues
Investment banking	$45,347	$46,156	$16,696
Other	90	168	—

Total net revenues	$45,437	$46,324	$16,696

Pre-tax contribution	$2,084	$12,031	$938

2010 vs. 2009

        Investment banking revenues for the year ended December 31, 2010 were $45.3 million and were comprised of capital markets fees of $12.9 million and advisory fees of $32.4 million, which is consistent with the prior year revenues, including the mix between capital markets and advisory fees. Pre-tax contribution decreased $9.9 million, or 83%, primarily due to higher variable compensation costs year over year, increases associated with non-cash compensation as a result of the previously mentioned changes in the Company's equity compensation program, as well as $1.9 million from the restructuring of an employment arrangement.

2009 vs. 2008

        Investment banking revenues increased $29.5 million or 176% to $46.2 million. The Company's Restructuring and Recapitalization group averaged over $1 million a month in monthly retainer fees and benefited from an increase in the number of deals that led to a significant increase in transaction fees. In June of 2009, the Company acquired Gleacher Partners, Inc., expanding the Company's investment banking services offering to include mergers and acquisitions expertise. Pre-tax contribution

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

was flat in 2008 as the net revenues of the segment fully absorbed the expenses incurred. In 2009, higher net revenues more than offset such operating expenses.

  Equities

	2010	2009	2008
(In thousands of dollars)
Net revenues
Commissions and Principal transactions	$18,008	$18,602	$8,052
Net interest	(13)	28	8
Other	4,307	4,599	2,481

Total net revenues	$22,302	$23,229	$10,541

Pre-tax (loss)/contribution	$(7,119)	$1,427	$(9,214)

2010 vs. 2009

        Net revenues in Equities for the year ended December 31, 2010 were $22.3 million, and were comprised of commissions and principal transactions of $18.0 million and other revenues, which is primarily related to payments received for fee based research of $4.3 million. This was largely unchanged from the prior year as volume and commission based spreads were relatively flat year over year. Pre-tax loss was ($7.1) million compared to a pre-tax contribution of $1.4 million primarily due to both higher fixed and variable compensation costs, including costs associated with the hiring of research analysts to expand our industry coverage, higher non-cash compensation costs as a result of the previously mentioned changes in the Company's equity compensation program, as well as additional sales traders and higher clearing, settlement and brokerage costs associated with the expansion of our equity trading capabilities.

2009 vs. 2008

        Net revenues in Equities increased $12.7 million, or 120%, to $23.2 million in 2009 due to the benefit of a full year of operations as a result of the AmTech acquisition, which closed in the fourth quarter of 2008. Commissions and principal transactions revenues increased $10.6 million and other revenues increased $2.1 million. Pre-tax contribution for 2009 was $1.4 million compared to a loss of ($9.2) million in 2008. The pre-tax loss in 2008 reflects the inability of the legacy equities business to operate profitably in addition to the shut-down costs associated with the transition to the AmTech platform.

  Other

	2010	2009	2008
(In thousands of dollars)
Net revenues
Commissions and Principal transactions	$(4)	$(11)	$115
Investment gains/(losses)	7	5,698	(1,115)
Net interest	4,698	6,436	(100)
Other	624	1,417	1,314

Total net revenues	$5,325	$13,540	$214

Pre-tax loss	$(62,957)	$(22,623)	$(32,943)

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2010 vs. 2009

        Other net revenues of $5.3 million in 2010 decreased $8.2 million compared to $13.5 million in 2009. Investment gains/(losses) decreased $5.7 million primarily due to changes in the value of the Company's investment in FATV. Net interest income was $4.7 million compared $6.4 million in 2009. The change in net interest was due to a decrease in inter-company financing of the activities of other business segments, primarily MBS/ABS & Rates. Pre-tax loss for the year ended December 31, 2010 of ($63.0) million increased $40.3 million, or 178% compared to a pre-tax loss of ($22.6) million in the prior year. Pre-tax loss was impacted by approximately $13.3 million of compensation expense related to the separations of the former CEO and the former CFO from the Company during the first quarter of 2010, $3.9 million of occupancy expense related to lease terminations associated with the consolidation of certain of the Company's offices to its current location in New York City, $2.3 million of non-cash compensation expense associated with the previously mentioned modification to a senior executive's unvested share-based compensation awards, the $1.6 million loss on extinguishment of the Series B Preferred Stock, the partial revaluation of an indemnification receivable of $0.7 million, higher non-cash compensation costs as a result of the previously mentioned changes in the Company's equity compensation program and an increase in professional fees and non-income based taxes.

2009 vs. 2008

        Other net revenues of $13.5 million in 2009 increased $13.3 million compared to $0.2 million in 2008. Investment gains in 2009 were $5.7 million compared to a loss of ($1.1) million in 2008. The increase of $6.8 million is due to an increase in the fair value of the Company's investment in FATV. Net interest income was $6.4 million compared to net interest expense of $0.1 million in 2008. The change in net interest was due to an increase in inter-company financing of the activities of other business segments, primarily MBS/ABS & Rates. Pre-tax contribution increased $10.3 million, or 31% primarily resulting from higher net revenues and no restructuring costs being incurred in 2009, compared to approximately $4.0 million in 2008, partially offset by higher amortization of intangible assets of $3.5 million related to the AmTech and Gleacher Partners, Inc. acquisitions.

Explanation and Reconciliation of the Company's Use of Non-GAAP Financial Measures

        During the year ended December 31, 2010, the Company presented certain previously disclosed items, which are presented in the table below, as being eliminated from (loss)/income before income taxes and discontinued operations. (Loss)/income before income taxes and discontinued operations adjusted for the elimination of such items is a non-GAAP financial measure. The Company has presented this non-GAAP financial measure to enhance an investor's evaluation of the Company's operating results.

        The following table sets forth a reconciliation of GAAP (loss)/income before income taxes and discontinued operations to non-GAAP (loss)/income before income taxes and discontinued operations as adjusted for the elimination of these items for the year ended December 31, 2010. The presentation

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company's related financial results prepared in accordance with GAAP.

	For the year ended December 31,
	2010	2009
(In thousands of dollars)
GAAP (loss)/income before income taxes and discontinued operations	$(33,613)	$61,994

Add back: Compensation expense(1)	24,174	—

Add back: Lease termination expense(2)	3,858	—

Add back: Loss from extinguishment of Series B Preferred Stock(3)	1,608	—

Add back: Indemnification revaluation(4)	665	—

Non-GAAP (loss)/income before income taxes and discontinued operations	$(3,308)	$61,994

(1)
Represents expenses recorded during (i) the fourth quarter of 2010 of $8.6 million in non-cash compensation, $6.7 million of which resulted from a modification to the vesting terms of certain outstanding equity awards granted in connection with year-end bonuses for prior years and $1.9 million from the restructuring of an employment arrangement, (ii) the third quarter of 2010 of approximately $2.3 million in non-cash compensation in connection with a senior executive's continued employment, and, (iii) the first quarter of 2010 of approximately $13.3 million relating to the separations of the former CEO and CFO, of which approximately $12.7 million is non-cash compensation. Refer to Note 18 within the footnotes to the consolidated financial statements contained within Item 8 of this Annual Report on Form 10-K for additional information.

(2)
Represents lease termination expense associated with the consolidation of certain of the Company's offices to its current location in New York City.

(3)
Represents a non-tax deductible loss on extinguishment of the Series B Preferred Stock as a result of the early redemption of all of the issued and outstanding shares on September 28, 2010, at a redemption price of approximately $26.6 million. Refer to Note 14 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

(4)
Represents a partial revaluation of an indemnification receivable from the former stockholders of Gleacher Partners, Inc. in connection with certain pre-acquisition tax liabilities. This is offset within the income tax provision. Refer to Note 22 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

Financial Condition

        The Company's securities owned and investments comprised approximately 78% and 82% of total assets at December 31, 2010 and 2009, respectively. The Company maintains these positions primarily to facilitate its customer trading activities. The majority of these assets are financed by the Company's clearing agents and, to a lesser extent, through repurchase agreements, although no such agreements were open at year-end. Payables to brokers, dealers and clearing organizations comprised approximately 84% and 78% of the Company's total liabilities at December 31, 2010 and 2009, respectively.

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

        Securities owned (including investments) and sold, but not yet purchased consisted of the following at December 31:

	2010		2009
	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
(In thousands of dollars)
Marketable Securities
Agency mortgage-backed securities	$1,085,382	$—	$875,611	$—
Non-agency mortgage-backed securities	80,175	—	37,911	—
U.S. Government and federal agency obligations	47,581	92,971	29,718	66,946
Other debt obligations	37,278	—	17,146	—
Preferred stock	12,381	2,469	10,701	—
Corporate debt securities	4,037	1,004	5,878	6,028
Equities	14,272	13,148	703	1
Derivatives	137	2,683	2,033	13
Not Readily Marketable Securities
Investment securities with no publicly quoted market	18,084	—	19,326	—

Total	$1,299,327	$112,275	$999,027	$72,988

        Refer to Notes 1 and 6 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding the Company's accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with ASC 820 "Fair Value Measurements and Disclosures" ("ASC 820").

Liquidity and Capital Resources

        Liquidity is of paramount importance to our success of operations. The Company manages its liquidity by monitoring its funding and cash flow needs daily and measuring them against available cash levels in order to maintain available cash at its clearing agents so there is liquidity available for operations and for meeting financing obligations even under stressful market conditions. The Company also maintains conservative leverage ratios and generally holds inventory that is readily convertible to cash. The majority of the Company's inventory is financed by our clearing agents and, to a lesser extent, through repurchase agreements. We use these financing sources, and periodically consider others in order to reduce funding/liquidity risk.

        The Company's liquidity results primarily from assets that are readily convertible into cash, as well as capital and/or debt raising activities such as the underwritten public offering of our common stock (described further below) in the third quarter of 2009, which resulted in $93.3 million of net proceeds. The Company has not raised capital since August 2009.

        The Company had Cash and cash equivalents of $40.0 million and $25.0 million, respectively at December 31, 2010 and 2009. In addition, the Company's securities positions in trading accounts that are readily marketable and actively traded are approximately $1.2 billion at December 31, 2010 compared to approximately $919.6 million at December 31, 2009. These securities positions are financed by the Company's payable to its clearing broker and securities sold short, not yet purchased at December 31, 2010 and 2009 of $1.2 billion and $764 million, respectively. The level of assets and liabilities will fluctuate due to changing market conditions and customer demand.

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

        On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program, whereby, the Company is authorized to purchase shares of its common stock for up to $25 million. Currently, the primary intended purpose of the repurchase program is to manage dilution related to employee share-based compensation grants. Stock purchases by the Company will be made from time to time in the open market or in privately negotiated transactions, if and when management determines to effect purchases. All stock repurchases by the Company shall be subject to the requirements of Rule 10b-18 promulgated under the Exchange Act. As of March 15, 2011, the Company has repurchased 2.9 million shares for approximately $5.8 million.

        In addition, on September 28, 2010, the Company redeemed all of the issued and outstanding shares of its Series B Preferred Stock at a redemption price of approximately $26.6 million, representing par value, plus all unpaid dividends accruing subsequent to June 30, 2010 (the last payment date), multiplied by a premium call factor of 1.035. This redemption was funded by an increase in the Company's payable to its clearing broker and will favorably impact the Company's effective income tax rate in future reporting periods as the Series B Preferred Stock dividends, which were accruing at 14% per annum, were non-deductible for tax purposes.

        Also, on August 3, 2009, the Company completed an underwritten public offering of its common stock, consisting of 16,000,000 shares issued and sold by the Company and 11,025,000 shares sold by certain of the Company's existing stockholders. The proceeds to the Company from the offering, net of underwriting discounts and commissions, and after deducting payment of expenses related to the underwriting, were approximately $93.3 million. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

Regulatory

        As of December 31, 2010, each of the Company's registered broker-dealer subsidiaries, Gleacher Securities and Gleacher Partners, were in compliance with the net capital requirements of FINRA and, in the case of Gleacher Securities, the NFA. The net capital rules restrict the amount of a broker-dealer's net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company's broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of December 31, 2010, Gleacher Securities had net capital of $36.5 million, which exceeded minimum net capital requirements of FINRA and the NFA by $36.0 million and Gleacher Partners had net capital of $0.8 million, which exceeded net capital requirements of FINRA by $0.5 million.

Derivatives

        Gleacher Securities utilizes derivatives for various economic hedging strategies to actively manage its market and liquidity exposures. This strategy includes the purchase and sale of securities on a when-issued basis and entering into exchange traded treasury futures contracts. At December 31, 2010 and December 31, 2009, Gleacher Securities had no outstanding underwriting commitments and had entered into 15 and 17, respectively, open TBA sale agreements in the notional amount of $414.7 million and $280.5 million, respectively. In addition, at December 31, 2010, Gleacher Securities had entered into 1 open TBA purchase agreement in the notional amount of $17.0 million. Gleacher Securities did not have any open U.S. treasury futures purchase or sales contracts at December 31, 2010 or 2009.

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investments and Commitments

        Investments in privately held companies include an investment of $16.8 million in FATV. The Partnership's primary purpose is to provide investment returns consistent with risks of investing in venture capital. As of December 31, 2010, the Company had a commitment to invest up to an additional $0.3 million in the Partnership. The investment period expired in July 2006; however, the general partner of the Partnership, FATV GP LLC, may continue to make capital calls up through July 2011 for additional investments in portfolio companies and for the payment of management fees. The majority of the limited partners of the Partnership are non-affiliates of the Company. The Company intends to fund these commitments through operating cash flow.

        On June 5, 2009, the Company completed its acquisition of Gleacher Partners, Inc. Pursuant to the related Merger Agreement, the Company paid $10 million in cash and issued 23 million shares of Company common stock as merger consideration for all the outstanding shares of Gleacher Partners, Inc. Of these shares, 14,542,035 shares were issued to Eric J. Gleacher, the founder and Chairman of Gleacher Partners, Inc. All of the shares issued as merger consideration were subject to resale restrictions. In addition, the Company was obligated to pay the stockholders an additional $10 million in 2014, subject to acceleration under certain circumstances. During the year ended December 31, 2010, the Company paid approximately $4.9 million of this obligation. The remaining obligation of approximately $5.2 million as of December 31, 2010 is recorded within Payable to related parties within the Company's Consolidated Statements of Financial Condition contained within Item 8 of this Annual Report on Form 10-K.

Contingent Consideration

        On October 2, 2008, the Company acquired 100% of the outstanding common shares of AmTech. Per the stock purchase agreement, the sellers are entitled to receive future contingent consideration consisting of approximately 100% of the profits earned by the Equities division in the fourth quarter of fiscal year 2008 and all of fiscal years 2009, 2010 and 2011, up to an aggregate of $15 million in profits. The sellers are also entitled to receive earn-out payments consisting of 50% of such profits in excess of $15 million. All such earn-out payments will be paid 50% in cash and, depending on the recipient thereof, either 50% in Company common stock, subject to transfer restrictions lapsing ratably over the three years following issuance, or 50% in restricted stock from the 2007 Incentive Compensation Plan, subject to vesting based on continued employment. Based on the results of the Equities division for the years ended December 31, 2010 and 2009, the Company had accrued contingent consideration of $0.0 million and $2.9 million, respectively.

Legal Proceedings

        From time to time, the Company and its subsidiaries are involved in legal proceedings or disputes (See Part I — Item 3 — Legal Proceedings).

        Expenses associated with investigating and defending against legal proceedings can put a strain on our cash resources. In addition, any fines, penalties, or damages assessed against us, could also impact materially, our liquidity. The Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years, securities firms have been subject to increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries.

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Periodically, the Company and its subsidiaries receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The responses to these communications have, in the past, resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company's business. In addition, the Company is also subject to claims by employees alleging discrimination, harassment or wrongful discharge, among other things, and seeking recoupment of compensation claimed (whether for cash or forfeited equity awards), and other damages.

        Based on currently available information, the Company does not believe that any current litigation, proceeding or other matter to which it is a party or otherwise is involved will have a material adverse effect on its financial position, results of operations, and cash flows, although an adverse development, or increase in associated legal fees, could be material in a particular period, depending in part on the Company's operating results in that period.

Tax Valuation Allowance

        No valuation allowance has been provided on the Company's net deferred tax assets at December 31, 2010, as it is more likely than not that they will be realized. Such determination is based upon the projection of future taxable income, as well as the Company's ability to carry back any net operating losses generated in the near future from the reversal of temporary differences. During the year ended December 31, 2009, the Company released the valuation allowance on its net deferred tax assets of approximately $24.7 million because of, among other factors, the continued trend of improved profitability, the success of the Company's secondary offering, the completion of management's restructuring plan and the successful integration of the AmTech and Gleacher Partners, Inc. acquisitions.

        The Company's effective tax rate is impacted by a variety of factors, including fluctuations in year over year actual pre-tax (loss)/income, changes in the statutory tax rates to which the Company's operations are subject, settlements or changes to uncertain tax positions, changes in the Company's valuation allowance and other miscellaneous items.

Off-Balance Sheet Arrangements

        Certain liabilities or commitments of the Company that are not recorded on the Company's Consolidated Statement of Financial Condition as of December 31, 2010 are identified or described in the "Contractual Obligations" section, which follows, and within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations

        The following table sets forth the contractual obligations described below by fiscal year:

	Total	2011	2012	2013	2014	2015	Thereafter	All Others
(In thousands of dollars)
Operating leases (net of sublease rental income)(1)	$79,252	$6,128	$6,206	$6,221	$5,841	$5,587	$49,269	$—
Partnership commitments(2)	347	347	—	—	—	—	—	—
Subordinated debt(3)	909	108	208	185	320	63	25	—
Merger agreement commitment(4)	5,080	—	—	—	5,080	—	—	—
Liabilities from unrecognized tax benefits(5)	3,468	2,521	—	—	—	—	—	947

Total	$89,056	$9,104	$6,414	$6,406	$11,241	$5,650	$49,294	$947

(1)
The Company's headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options, free rent periods, escalation clauses and which expire at various times through 2025. (Refer to Note 16 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K).

(2)
The Company has a commitment to invest in the Partnership. (Refer to Note 16 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K).

(3)
A select group of management and highly compensated employees were eligible to participate in the Key Employee Plan. The employees entered into subordinate loans with Gleacher Securities to provide for the deferral of compensation and employer allocations under the Key Employee Plan. The accounts of the participants of the Key Employee Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt were based on the distribution election made by each participant, which may be deferred to a later date by the participant. The Company no longer permits any new amounts to be deferred under the Key Employee Plan.

(4)
In connection with the acquisition of Gleacher Partners Inc., the Company agreed to pay $10 million to the Selling Parties five years after closing the Transaction. During the year ended December 31, 2010, the Company paid approximately $4.9 million of this obligation. The remaining $5.1 million is subject to acceleration under certain circumstances and therefore may result in full or partial repayment by June 2012, is recorded within the Company's Consolidated Statements of Financial Condition contained in Item 8 of this Annual Report on Form 10-K.

(5)
At December 31, 2010, the Company had a reserve for unrecognized tax benefits including related interest of $3.5 million. We currently anticipate that total unrecognized tax benefits will decrease by an amount between $0.0 million and $2.5 million in the next twelve months.

Critical Accounting Policies

        The following is a summary of the Company's critical accounting policies. For a full description of these and other accounting policies, refer to Note 1 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

        Preparing financial statements in accordance with GAAP requires management to make estimates and assumptions. Due to their nature, estimates and assumptions involve judgments, which management makes based upon available information. In making these judgments, there is often a range of reasonable estimates or assumptions that could, appropriately, be made under GAAP. The estimates and assumptions chosen by management affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results or amounts could differ from estimates and judgments, and the difference could be material. Therefore,

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

understanding these policies, and estimates and assumptions they require, is important in understanding the reported results of operations and the financial position of the Company.

        The Company believes that accounting for the topics listed below requires the greatest amount of, and therefore is most sensitive to, estimates and assumptions made by management:

  •
  valuation of securities and other assets,

  •
  goodwill and intangible assets,

  •
  contingencies,

  •
  income taxes, and

  •
  stock-based compensation.

Valuation of Securities and Other Assets

        Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at fair value, or at carrying amounts that approximate fair value, because of their short term nature, with the exception of the Series B Preferred Stock and subordinated debt. Financial instruments recorded at carrying amounts approximating fair value consist largely of receivables from and payables to brokers, dealer and clearing organizations, related parties and others and securities purchased under agreements to resell. The fair value of the Series B Preferred Stock at December 31, 2009 was approximately $28.0 million, based upon an estimate of the Company's then current borrowing rate. There was no Series B Preferred Stock outstanding at December 31, 2010 as it was redeemed during the third quarter of 2010. The fair value of the subordinated debt at December 31, 2010 and 2009 approximated fair value based on current rates available.

        Securities transactions in regular-way trades and the related profit and loss arising from such transactions are recorded on their trade date as if they had settled. Unrealized gains and losses from valuing investments at fair value, as determined by management, including the Company's investment in FATV, are included as revenues from investment gains/(losses). Commission income and expenses related to customers' securities transactions are reported on a trade date basis. Securities owned and securities sold, but not yet purchased, are recorded at fair value, which is the price that would be received upon the sale of an asset or paid upon transfer of a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. These financial instruments are primarily comprised of holdings in fixed income securities and the Company's investment in FATV. Fixed income securities include securities traded in active markets, such as on-the-run treasuries, federal agency obligations, agency mortgage-backed securities, corporate debt, preferred stock and certain asset and mortgage-backed securities. In determining fair value for these financial instruments, management utilizes benchmark yields, reported trades for comparable trade sizes, recent purchases or sales of the financial assets, issuer spreads, benchmark securities, bids and offers. These inputs relate either directly to the financial assets being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions). Additionally, for certain mortgage-backed securities, management also considers various characteristics such as issuer, underlying collateral, prepayment speeds, cash flows and credit ratings. Fixed income securities also include certain securities not traded in active markets such as certain asset and mortgage-backed securities. In determining fair value for these financial instruments, management maximizes the use of market observable inputs when available. Management

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

utilizes factors such as bids that were received, recent purchases or sales of the financial assets, spreads to the yield curve on similar offered financial assets, or comparing spreads to similar financial assets that traded and had been priced through an independent pricing source. Management considers these pricing methodologies consistent with the assumptions made by other market participants in valuing similar financial assets. For the Company's investment in FATV, which includes holdings in illiquid and privately held securities that do not have readily determinable fair values, the general partner applies certain valuation techniques, including consideration of comparable market transactions and the use of valuation models to determine the discounted value of estimated future cash flows, adjusted as appropriate for market and/or other risk factors. Securities owned and investments include, at December 31, 2010 and 2009, $136.4 million and $79.4 million, respectively, of financial instruments whose fair value is determined predominantly by unobservable inputs that reflects management's own assumptions (i.e. Level 3 classification as defined by ASC 820).

Goodwill and Intangible Assets

        The Company amortizes intangible assets over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company, and tests for impairment at the time of a triggering event, if one were to occur. Goodwill is not amortized; instead, it is reviewed on an annual basis for impairment. Goodwill may be impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. A reporting unit is defined by the Company as an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. For impairment testing purposes, goodwill has been allocated to each reporting unit based upon the goodwill derived from each specific acquisition. The Company has designated its annual impairment testing dates for its MBS/ABS & Rates, Equities, and Investment Banking reporting units to be December 31, October 1, and June 1, respectively. The results of the most recent impairment tests indicated that the fair value of the MBS/ABS & Rates reporting unit exceeded its carrying value by approximately 63%, the fair value of the Investment Banking reporting unit exceeded its carrying value by approximately 234% and the fair value of the Equities reporting unit exceeded its carrying value by approximately 27%. The Equities reporting unit is at risk of possible future impairment to the extent actual future operating results fall short of current projections, including revenue growth rate assumptions and improved margins.

        The Company uses a combination of the market and income approaches to determine the fair value of the reporting unit. Key assumptions utilized in the market approach included the use of multiples of earnings before interest and taxes and earnings before interest, taxes, depreciation and amortization based upon available comparable company market data. The Company also utilized a discounted cash flow analysis, utilizing a discount rate which included an estimated cost of debt and cost of equity and capital structure based upon observable market data. There is a degree of uncertainty associated with the key assumptions utilized within the annual goodwill impairment tests. The discounted cash flow assumptions included an estimated growth rate which may not be indicative of actual future results. In addition, a downturn in the market may widen credit spreads resulting in a larger discount rate being utilized in the discounted cash flow analysis and could also have an adverse effect on the market multiples of our guideline companies. Such uncertainties may cause varying results in future periods.

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contingencies

        The Company is subject to contingencies, including judicial, regulatory and arbitration proceedings, tax and other claims. The Company recognizes a liability related to legal and other claims in Accrued expenses within the Consolidated Statements of Financial Condition contained in Item 8 of this Annual Report on Form 10-K when incurrence of a loss is probable and the amount of the loss is reasonably estimable. The determination of these amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to the amount of the claim; the amount of the loss, if any, incurred by the other party; the basis and validity of the claim; the possibility of wrongdoing on the part of the Company; likely insurance coverage; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may prove to be incorrect, which could materially affect results in the period the claims are ultimately resolved.

Income Taxes

        Deferred income taxes are determined under the asset and liability method and are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets ("DTAs") when it is more likely than not that such DTAs will not be realized.

        The Company recognizes tax benefits from uncertain tax positions only when tax positions meet the minimum probability threshold, as defined by ASC 740, "Income Taxes," which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. The Company recognizes interest and penalties related to income tax matters as a component of income tax.

Stock-Based Compensation

        The cost of employee services received in exchange for a stock-based compensation award is generally measured based upon the grant-date fair value of the award. Option grants to employees include judgments with respect to inputs utilized to calculate grant date fair value, including volatility, expected term and related discount rate assumptions. Compensation expense for awards that contain performance conditions are recognized when it becomes probable that such performance conditions will be met. Awards that do not require future service are expensed immediately. Such awards that require future service are amortized over the relevant service period on a straight-line basis. Expected forfeitures are included in determining stock-based employee compensation expense.

Recent Accounting Pronouncements

        In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts" ("ASU 2010-28"), in order to address

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

questions about entities with reporting units with zero or negative carrying amounts as some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, taking into consideration any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company's consolidated financial statements.

        In July 2010, the FASB issued ASU No. 2010-20, "New Disclosure Requirements for Finance Receivables and Allowance for Credit Losses" ("ASU 2010-20"), in order to address concerns about the sufficiency, transparency, and robustness of credit disclosures for finance receivables and the related allowance for credit losses. ASU 2010-20 expands disclosure requirements regarding allowance, charge-off and impairment policies, information about management's credit assessment process, additional quantitative information on impaired loans and rollforward schedules of the allowance for credit losses and other disaggregated information. New disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (e.g., allowance rollforward) are required for interim and annual periods beginning after December 15, 2010. The Company's adoption of ASU 2010-20 did not materially change current disclosures, and since these amended principles require only additional disclosures, the adoption of ASU 2010-20 did not affect the Company's financial condition, results of operations or cash flows.

        In March 2010, the FASB issued ASU 2010-11, "Scope Exception Related to Embedded Credit Derivatives" ("ASU 2010-11"). ASU 2010-11 clarifies and amends the accounting for credit derivatives embedded in beneficial interests in securitized financial assets and eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination). Bifurcation and separate recognition may be required for certain beneficial interests that are not accounted for at fair value through earnings. The Company adopted ASU 2010-11 on July 1, 2010. The adoption did not have a material impact on the Company's consolidated financial statements as the majority of the Company's assets are recorded at fair value through earnings.

        In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 provides amended disclosure requirements related to fair value measurements including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures. The Company adopted these amended accounting principles on January 1, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, this adoption did not affect the Company's financial condition, results of operations or cash flows. Refer to Note 6 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K which includes the additional disclosures as required by this statement.

        In September 2009, the FASB issued ASU 2009-05, "Measuring Liabilities at Fair Value," which supplements and amends the guidance in ASC 820, that provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. Under the

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. A quoted price, if available, in an active market for an identical liability must be used. If such information is not available, an entity may use either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, similar liabilities traded as assets or another technique such as the income approach or a market approach. The Company adopted these amended accounting principles on October 1, 2009. This adoption did not have a material impact on the Company's consolidated financial statements.

        In September 2009, the FASB issued ASU 2009-12, "Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value ("NAV") per Share (or Its Equivalent)." ASU 2009-12 provides guidance about using NAV to measure the fair value of interests in certain investment funds and requires additional disclosures about interests in investment funds. ASU 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009. The Company has no investment funds for which fair value is determined using NAV. However, the Company adopted the additional disclosure provisions of this ASU as it relates to its investment in FATV. Refer to Note 8 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

        In June 2009, the FASB launched the Accounting Standards Codification as the single authoritative source of GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On its effective date, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. The Company adopted the ASC as it became effective for financial statements issued for interim and annual periods ending after September 15, 2009. All such references to GAAP throughout the notes to the consolidated financial statements are references to the applicable ASCs.

        In June 2009, the FASB issued amendments to accounting principles which change the accounting for transfers of financial assets and were codified as ASU 2009-16, "Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets" ("ASU 2009-16"). ASU 2009-16 improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. ASU 2009-16 modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. ASU 2009-16 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The Company adopted these amended accounting principles on January 1, 2010. This adoption did not have a material effect on the Company's consolidated financial statements.

        In June 2009, the FASB issued amendments to accounting principles which change the accounting for Variable Interest Entities ("VIE"), and were codified as ASU 2009-17, which amends ASC 810 "Consolidation." ASU 2009-17 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. Previously, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

assets of the VIE. ASU 2009-17 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 also requires that an enterprise continually reassess, based upon current facts and circumstances, whether it should consolidate the VIEs with which it is involved. However, in January 2010, the FASB deferred ASU 2009-17 for certain investment entities which allows asset managers that have no obligations to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have attributes subject to ASC 946, "The Investment Company Guide." The deferral qualifies for many mutual funds, hedge funds, private equity funds, venture capital funds and certain mortgage REITs. The Company adopted these amended accounting principles on January 1, 2010. This adoption did not have a material effect on the Company's consolidated financial statements, including our relationship as investment advisor to FATV, which qualified for the deferral. Refer to Note 8 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information related to FATV.

        In May 2009, the FASB issued ASC 855, "Subsequent Events," which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending June 15, 2009. The FASB subsequently issued ASU 2010-09 on February 24, 2010 to amend ASC 855 to address certain implementation issues, including elimination of the requirement for SEC filers to disclose the date through which it has evaluated subsequent events. The adoption of this statement did not have a material effect on the Company's consolidated financial statements and the required disclosure is included within Note 25 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

        In April 2009, the FASB issued amended accounting principles now codified within ASC 820 related to determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly. This guidance lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The Company adopted these amended accounting principles as of June 30, 2009. This adoption did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued amendments to accounting principles related to assets acquired and liabilities assumed in a business combination that arise from contingencies which amends ASC 805, "Business Combinations," and requires that such items be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. This new guidance is effective for acquisitions consummated on or after January 1, 2009. This guidance did not impact any acquisitions of the Company closing after the date of adoption.

        In June 2008, the FASB issued amended accounting principles related to determining whether instruments granted in share-based payment transactions are participating securities, now codified within ASC Topic 260, "Earnings Per Share." This guidance requires entities to allocate earnings to unvested and contingently issuable share-based payment awards that have non-forfeitable rights to

GLEACHER & COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

dividends or dividend equivalents when calculating earnings per share and also to present both basic and diluted EPS pursuant to the two-class method. The effective date for this guidance is for fiscal years beginning after December 15, 2008. The adoption of this guidance had no impact on the Company's consolidated financial statements.

        In April of 2008, the FASB issued amended accounting principles related to the determination of the useful life of intangible assets, now codified in ASC Topic 350, "Intangibles — Goodwill and Other." This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date for this guidance is for fiscal years beginning after December 15, 2008. The adoption of this guidance did not impact the Company's consolidated financial statements.

        In March 2008, the FASB issued amendments to disclosures about derivative instruments and hedging activities which is now codified within ASC Topic 815, "Derivatives and Hedging." This statement expanded derivative disclosure requirements to now require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for the fiscal years and interim periods beginning after November 15, 2008. The required disclosures are included within Note 6 and Note 7 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

        In December 2007, the FASB issued amendments to accounting principles for business combinations now codified in ASC Topic 805, "Business Combinations," which requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, the Company applied the provisions of this statement to business combinations occurring after January 1, 2009.

        In December 2007, the FASB issued amendments to accounting principles related to noncontrolling interests in consolidated financial statements now codified within ASC Topic 810, "Consolidation" ("ASC 810"). ASC 810 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity's equity. It also requires that (i) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; (ii) changes in ownership interest be accounted for similarly, as equity transactions; and (iii) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

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

        Our risk management mission includes: (i) proactively avoiding/minimizing risk events that would have negative impact on the Company's earnings and value objectives and (ii) enabling more efficient allocation of capital and other resources based on performance and risk attribution quantification, which entails properly sizing our risk appetite/limits based upon Company-wide objectives.

        These risks and our risk management processes and procedures are summarized below.

Risk and Risk Management

        Senior management is responsible for the day-to-day management of risk, while the Company's Board, as a whole and through its committees, has responsibility for the oversight of risk management. Management directly participates in setting risk limits and allocating risk capital and intervenes if significant risk issues arise. Our risk oversight manager understands the products and markets and is independent of the business units, which promotes an unbiased analysis of our risk exposures.

        Our risk management process sets risk capital and risk parameters for each business, approves new businesses and products, monitors daily business activities and inventory exposure and intervenes when risk issues arise. Daily risk reports are generated and distributed to trading management as well as senior management. Whenever risk issues arise, those responsible for risk oversight will initiate discussions with the business units, trading management and/or senior management.

        Our risk management process measures, monitors and manages various types of risks we encounter in our business activities, including market, credit, liquidity, funding, operational, legal and reputational risks.

Market Risk

        Market risk represents the risk of loss that may result from the potential change in the value of our trading or investment positions as a result of fluctuations in interest rates, prepayment speeds, credit spreads and equity prices, as well as changes in the implied volatility of interest rates and equity prices. The Company's exposure to market risk is primarily related to principal transactions executed in order to facilitate customer trading activities.

        The Company trades agency mortgage-backed securities, debt securities issued by U.S. Government and federal agency obligations, non-agency mortgage-backed securities, corporate debt, listed equities and preferred stock and maintains inventories in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters into derivatives including the sale of TBAs and exchange traded treasury futures contracts or by selling short U.S. Government securities.

GLEACHER & COMPANY, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

        The following table categorizes the Company's market risk sensitive financial instruments.

	Market Value (net) as of December 31,
	2010	2009
(In thousands of dollars)
Trading risk
Interest rate	$1,167,673	$905,847
Equity	3	—
Foreign exchange	—	—
Commodity	—	—

Total trading risk	$1,167,676	$905,847

Other than trading risk
Equity	$19,205	$20,010
Interest rate	171	182
Foreign exchange	—	—
Commodity	—	—

Total other than trading risk	19,376	20,192

Total market value, net	$1,187,052	$926,039

        Refer to Note 1 and Note 6 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding the Company's accounting policy for valuation of these financial instruments and classification of such financial instruments in accordance with ASC 820.

        The following is a discussion of the Company's primary market risk exposures as of December 31, 2010, including a discussion of how those exposures are currently managed.

Interest Rate Risk and Related Prepayment Risk

        In connection with trading activities, the Company is exposed to interest rate risk arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve. Interest rate risk exposure is a result of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. These financial instruments include agency mortgage-backed securities, debt securities issued by U.S. Government and federal agency obligations, non-agency mortgage-backed securities, corporate debt and preferred stock.

        Prepayment risk, arises from the possibility that the rate of principal repayment on mortgages will fluctuate, affecting the value of mortgage-backed securities. Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans and turnover in housing ownership. Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of the Company's net interest income, the valuations of mortgage-backed securities in inventory and the effectiveness of our interest rate hedging. Prepayments of mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are uncertain. Prepayment experience also may be affected by the conditions in the housing and financial markets, including the Government Sponsored Entities buying back delinquent loans at

GLEACHER & COMPANY, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

par, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The purchase prices of mortgage-backed securities are generally based in part upon assumptions regarding the expected rates of prepayments.

        The Company economically hedges its exposure to interest rate and related prepayment risk by shorting mortgage pass-through TBAs, government securities and exchange traded treasury futures contracts. Hedging using government securities and exchange traded treasury futures contracts protects the Company from movements in the yield curve and changes in general levels of interest rates. Hedging using TBAs reduces the basis risk between the mortgage-backed securities market and government securities market.

        A large portion of the Company's inventory consists of specified mortgage-backed securities pass-through pools, whose prices are linked to TBAs, which also, however, display their own idiosyncratic pricing behavior based on their underlying mortgage loan characteristics. The Company believes that TBAs are the best hedging tool for these pools, but as with most hedges they cannot completely eliminate risk.

        A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk of its net trading inventory positions. The fair market value of these securities included in the Company's inventory at December 31, 2010 and 2009 was $1.2 billion and $905.8 million, respectively. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve, including its related effect on prepayment speeds. At December 31, 2010 and 2009, the potential change in fair value under this stress scenario was a loss of $7.8 million and $9.2 million, respectively. Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.

        The following table shows a breakdown of our interest rate exposure on December 31, 2010 and December 31, 2009.

Market value change per one hundredth of one percent interest rate increase	2010	2009
(In thousands of dollars)
U.S. government and federal agency obligations	$28	$13
Agency mortgage-backed securities	(151)	(189)
Non-agency mortgage-backed securities	(24)	(7)
Corporate debt securities	(2)	—
Preferred stock	(6)	—

Total	$(155)	$(183)

Average duration (years)	2.04	2.91

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

        The Company believes the optimum strategy to manage credit spread and credit rating risk is high inventory turnover, thereby minimizing the amount of time during which we hold these types of

GLEACHER & COMPANY, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

securities, in some cases by arranging the sale before committing to the purchase. Given this strategy, the Company maintains a low inventory level in these securities relative to the Company's total securities owned.

        The following tables show a breakdown of our exposure in these markets on December 31, 2010 and December 31, 2009.

Credit Sensitive Holdings Market Value as of December 31, 2010	Non-agency mortgage- backed securities	Corporate debt securities	Preferred stock	Other debt obligations	Total
(In thousands of dollars)
Investment grade	$16,652	$2,293	$8,047	$16,867	$43,859
Non-investment grade	63,523	740	1,865	20,411	86,539

Total	$80,175	$3,033	$9,912	$37,278	$130,398

Credit Sensitive Holdings Market Value as of December 31, 2009	Non-agency mortgage- backed securities	Corporate debt securities	Preferred stock	Other debt obligations	Total
(In thousands of dollars)
Investment grade	$24,285	$(851)	$8,887	$11,620	$43,941
Non-investment grade	13,626	701	1,814	5,526	21,667

Total	$37,911	$(150)	$10,701	$17,146	$65,608

Equity Price Risk

        The Company is exposed to equity price risk to the extent it holds equity securities in inventory. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from equity securities. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions throughout each day.

        The Company had no significant net long or short positions in marketable equity securities at December 31, 2010 and December 31, 2009. The Company's investment in FATV at December 31, 2010 and December 31, 2009 had a fair market value of $16.8 million and $18.3 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies. This risk measure, for the Company's investment in FATV amounted to $1.6 million at December 31, 2010 and $1.8 million at December 31, 2009. Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

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

GLEACHER & COMPANY, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

        Agency and principal securities transactions with customers of the Company's subsidiaries, other than the Rates business, are cleared through third party clearing agreements on a fully disclosed basis. Under these agreements, the clearing agents settle these transactions on a fully disclosed basis, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.

        In the normal course of business, Gleacher Securities guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. Gleacher Securities also indemnifies some clients against potential losses incurred in the event of non-performance by specified third-party service providers, including subcustodians. The maximum potential amount of future payments that Gleacher Securities could be required to make under these indemnifications cannot be estimated. However, Gleacher Securities has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future. Therefore, the Company has not recorded any contingent liability in the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

        The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business which began in November 2010. The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted. At December 31, 2010, the Company had a deposit with the FICC of approximately $10.3 million, which is recorded within Receivable from brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition contained in Item 8 of this Form 10-K.

Liquidity and Funding Risk

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

Excess Liquidity

        Having ample access to cash is critical for financial firms in times of crisis and market turmoil and is critical to allow us to take advantage of market opportunities whenever they arise. We monitor our funding and cash flow needs daily and measure them against available cash levels in order to maintain available cash at our clearing agents so we have liquidity for operations and for meeting financing obligations even under stressful market conditions.

GLEACHER & COMPANY, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

Conservative Leverage Ratios

        Leverage increases the risks (and potential rewards) we take. To balance this risk/reward equation, we maintain weighted average target leverage ratios well below 10x, so that the risk from leveraging would still be manageable even in the event of market crisis. The table below shows the Company's Inventory to Equity ratio which is calculated by dividing the sum of the Company's Securities owned, at fair value and Investments by Stockholders' Equity as shown on the Company's Consolidated Statements of Financial Condition contained in Item 8 of the Annual Report on Form 10-K.

	2010	2009
Inventory to Equity	3.8	3.0

Diversified Funding Sources

        We fund our trading operations through secured borrowings, mainly from our clearing firms. Over the last year, we have established additional funding sources through the repurchase market. This additional funding channel gives us more sources of funding, thus reducing funding risk and cost. We use these financing sources, and periodically consider others in order to reduce funding/liquidity risk.

Asset/Liability Management

        The risk of being forced to sell leveraged positions in a down market as a result of a loss of short-term financing sources is limited, as the majority of our inventory is financed through our clearing broker, which provides for no defined maturity. We also periodically finance our inventory through the repurchase market on a short term basis. To the extent we no longer have access to this market, we would generally be able to obtain equivalent financing with our clearing broker.

Operating Risk

        Operating risk is the potential for loss arising from limitations in the Company's financial systems and controls, deficiencies in legal documentation and the execution of legal and fiduciary responsibilities, deficiencies in technology and the risk of loss attributable to operational problems. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In order to reduce or mitigate these risks, the Company has established and maintains an internal control environment that incorporates various control mechanisms at different levels throughout the organization and within such departments as Finance, Information Technology, Operations, Legal, Compliance and Internal Audit. These control mechanisms are designed to ensure that operational policies and procedures are being followed and that the Company's various businesses are operating within established corporate policies and limits.

Other Risks

        Other risks encountered by the Company include political, regulatory and tax risks. These risks reflect the potential impact that changes in local laws, regulatory requirements or tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, the Company reviews new and pending regulations and legislation and their potential impact on its business.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Gleacher & Company, Inc.:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Gleacher & Company, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9(a). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits (which we integrated in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, NY
March 15, 2011

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Years ended December 31,
	2010	2009	2008
Revenues
Principal transactions	$154,820	$230,011	$97,032
Commissions	19,438	19,745	6,529
Investment banking	43,400	36,577	8,296
Investment banking revenues from related party	1,947	9,579	8,400
Investment gains/(losses), net	7	5,698	(1,115)
Interest	57,304	46,390	21,946
Fees and other	5,311	6,368	3,925

Total revenues	282,227	354,368	145,013
Interest expense	11,343	12,523	10,712

Net revenues	270,884	341,845	134,301

Expenses (excluding interest)
Compensation and benefits	244,735	235,924	111,796
Clearing, settlement and brokerage	7,033	4,631	2,794
Communications and data processing	13,572	10,509	9,245
Occupancy, depreciation and amortization	12,914	8,381	6,259
Selling	5,776	5,499	3,099
Loss from extinguishment of mandatorily redeemable preferred stock (See Note 14)	1,608	—	—
Restructuring	—	—	4,315
Other	18,859	14,907	11,599

Total expenses (excluding interest)	304,497	279,851	149,107

(Loss)/income before income taxes and discontinued operations	(33,613)	61,994	(14,806)
Income tax (benefit)/expense	(12,997)	7,102	2,424

(Loss)/income from continuing operations	(20,616)	54,892	(17,230)
(Loss)/income from discontinued operations, net of taxes (See Note 23)	(5)	28	(132)

Net (loss)/income	$(20,621)	$54,920	$(17,362)

Basic (loss)/earnings per share:
Continuing operations	$(0.17)	$0.57	$(0.25)
Discontinued operations	—	—	—

(Loss)/income per share	$(0.17)	$0.57	$(0.25)

Diluted (loss)/earnings per share:
Continuing operations	$(0.17)	$0.53	$(0.25)
Discontinued operations	—	—	—

(Loss)/income per share	$(0.17)	$0.53	$(0.25)

Weighted average shares of common stock:
Basic	121,301	96,834	69,296
Diluted	121,301	104,233	69,296

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands of dollars, except for share and per share amounts)

	December 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$40,009	$24,997
Cash and securities segregated for regulatory purposes	100	100
Securities purchased under agreements to resell	86,484	—
Receivables from:
Brokers, dealers and clearing organizations	25,721	19,797
Related parties	2,245	2,971
Others	18,283	17,096
Securities owned, at fair value (includes assets pledged of $1,280,443 and $978,967 at December 31, 2010 and 2009, respectively)	1,281,243	979,701
Investments	18,084	19,326
Office equipment and leasehold improvements, net	6,653	3,069
Goodwill	105,694	105,694
Intangible assets	15,565	19,263
Income taxes receivable	14,782	—
Deferred tax assets, net	34,154	16,137
Other assets	8,915	8,012

Total Assets	$1,657,932	$1,216,163

Liabilities and Stockholders' Equity
Liabilities
Payables to:
Brokers, dealers and clearing organizations	$1,101,440	$691,495
Related parties	4,986	12,678
Others	2,347	1,502
Securities sold, but not yet purchased, at fair value	112,275	72,988
Accrued compensation	74,202	70,728
Accounts payable	1,161	2,203
Accrued expenses	7,595	4,754
Income taxes payable	3,468	2,397
Deferred tax liabilities	3,390	2,817
Mandatorily redeemable preferred stock	—	24,419
Subordinated debt	909	1,197

Total Liabilities	1,311,773	887,178

Commitments and Contingencies (See Note 16)
Stockholders' Equity
Common stock; $.01 par value; authorized 200,000,000 shares, issued 131,457,586 and 125,056,247 shares; and outstanding 130,809,868 and 124,357,163 shares, at December 31, 2010 and 2009, respectively	1,315	1,251
Additional paid-in capital	449,754	411,633
Deferred compensation	276	534
Accumulated deficit	(103,763)	(83,142)
Treasury stock, at cost (647,718 shares and 699,084 shares, respectively)	(1,423)	(1,291)

Total Stockholders' Equity	346,159	328,985

Total Liabilities and Stockholders' Equity	$1,657,932	$1,216,163

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND TEMPORARY CAPITAL
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except for number of shares)

		Common Stock				Treasury Stock
	Temporary Capital			Additional Paid-In Capital	Accumulated Deficit			Deferred Compensation
		Shares	Amount			Shares	Amount
Balance December 31, 2007	$104	59,655,940	$596	$203,653	$(120,700)	(1,757,681)	$(2,865)	$1,583
Stock compensation forfeitures	—	—	—	(209)	—	(53,277)	—	—
Issuance of treasury stock	—	—	—	—	—	84,204	(5)	—
Employee stock trust	—	—	—	—	—	—	629	(629)
Amortization of unearned compensation	—	—	—	6,761	—	—	—	—
Issuance of warrants	—	—	—	929	—	—	—	—
Temporary capital forfeiture	(104)	—	—	104	—	—	—	—
Issuance of common stock	—	21,900,306	219	24,305	—	—	—	—
Payment of expenses to issue common stock	—	—	—	(268)	—	—	—	—
Options expense recognized	—	—	—	1,549	—	—	—	—
Net loss	—	—	—	—	(17,362)	—	—	—

Balance December 31, 2008	$—	81,556,246	$815	$236,824	$(138,062)	(1,726,754)	$(2,241)	$954
Shares issued in connection with the Gleacher Partners Inc. acquisition	—	23,000,001	231	69,000	—	—	—	—
Issuance of common stock, net of issuance costs	—	16,000,000	160	93,987	—	—	—	—
Common stock issued into treasury to satisfy share based compensation exercises and vesting	—	2,500,000	25	—	—	(2,500,000)	(25)	—
Common stock issued for grants of restricted stock	—	2,000,000	20	(20)	—	—	—	—
Amortization of stock-based compensation	—	—	—	12,436	—	—	—	—
Excess net tax benefit related to stock-based compensation	—	—	—	5,549	—	—	—	—
Issuance of treasury stock for restricted stock grants, restricted stock unit settlements and option exercises	—	—	—	(2,131)	—	3,797,453	2,131	—
Forfeitures of restricted stock	—	—	—	461	—	(103,247)	(461)	—
Shares withheld for minimum withholding taxes for vested restricted stock units and options exercises	—	—	—	(5,352)	—	—	—	—
Shares withheld for minimum withholding taxes for restricted stock	—	—	—	—	—	(216,448)	(761)	—
Settlement of contingent consideration related to the American Technology Holdings, Inc. acquisition	—	—	—	525	—	—	—	—
Distributions of deferred compensation related to the employee stock trust	—	—	—	354	—	49,912	66	(420)
Net income	—	—	—	—	54,920	—	—	—

Balance December 31, 2009	$—	125,056,247	$1,251	$411,633	$(83,142)	(699,084)	$(1,291)	$534
Issuance of common stock for stock based compensation	—	5,875,577	59	(59)	—	—	—	—
Common stock issued into treasury to satisfy share based compensation exercises and vesting	—	180,719	2	—	—	(180,719)	(2)	—
Amortization of stock-based compensation	—	—	—	41,890	—	—	—	—
Reclassification of prior year liability classified stock-based compensation upon issuance of awards	—	—	—	1,499	—	—	—	—
Excess net tax benefit related to stock-based compensation	—	—	—	308	—	—	—	—
Issuance of treasury stock for restricted stock grants, restricted stock unit settlements and option exercises	—	—	—	(5,213)	—	2,462,846	5,213	—
Forfeitures of restricted stock	—	—	—	2,533	—	(1,210,560)	(2,533)	—
Shares withheld for minimum withholding taxes for vested restricted stock units and options exercises	—	—	—	(4,699)	—	—	—	—
Shares withheld for minimum withholding taxes for restricted stock	—	—	—	—	—	(670,802)	(2,035)	—
Settlement of contingent consideration related to the American Technology Holdings, Inc. acquisition (See Note 22)	—	345,043	3	1,514	—	—	—	—
Shares reclaimed from escrow — Gleacher Partners, Inc. indemnification (See Note 22)	—	—	—	—	—	(308,701)	(685)	—
Distributions of deferred compensation related to the employee stock trust	—	—	—	159	—	64,368	99	(258)
Shares returned as excess collateral from clearing broker	—	—	—	189	—	(105,066)	(189)	—
Net loss	—	—	—	—	(20,621)	—	—	—

Balance December 31, 2010	$—	131,457,586	$1,315	$449,754	$(103,763)	(647,718)	$(1,423)	$276

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss)/income	$(20,621)	$54,920	$(17,362)
Adjustments to reconcile net (loss)/income to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	54,338	13,974	8,348
Deferred income taxes	(17,444)	(18,388)	—
Amortization of intangible assets	3,698	3,896	391
Depreciation and amortization	1,624	1,161	1,002
Loss from extinguishment of mandatorily redeemable preferred stock	1,608	—	—
Loss from disposal of office equipment and leasehold improvements	419	—	1,093
Amortization of discount of mandatorily redeemable preferred stock	173	232	116
Amortization of debt issuance costs	125	168	84
Investment losses/(gains), net	114	(5,698)	1,515
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	—	370	1,180
Securities purchased under agreements to resell	(86,484)	—	—
Net receivable/payable from/to related parties	(1,349)	(397)	(232)
Net receivable from others	(1,787)	(10,443)	960
Net receivable from customers	—	—	3,216
Securities owned, at fair value	(301,542)	(360,879)	(432,932)
Income taxes receivable/payable, net	(16,105)	(310)	—
Other assets	1,642	2,844	(7,626)
Net payable to brokers, dealers, and clearing organizations	404,021	163,336	365,325
Securities sold, but not yet purchased, at fair value	39,287	57,760	4,729
Accounts payable and accrued expenses	1,411	(2,386)	(8,453)
Accrued compensation	(7,477)	35,840	18,725
Drafts payable	388	249	154

Net cash provided by (used in) operating activities	56,039	(63,751)	(59,767)

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(5,627)	(2,394)	(764)
Payment to former stockholders of Gleacher Partners, Inc. (See Note 22)	(4,920)	—	—
Return of capital — investments	1,819	78	—
Payment to sellers of American Technology Holdings, Inc.	(1,382)	(410)	—
Capital contributions — investments	(691)	(303)	—
Payment for purchase of Gleacher Partners, Inc., net of cash acquired	—	(8,718)	—
Payment for purchase of American Technology Holdings, Inc., net of cash acquired	—	—	(5,475)
Payment for purchase of Corporate Credit Group assets	—	—	(795)

Net cash (used in) investing activities	(10,801)	(11,747)	(7,034)

Cash flows from financing activities:
Extinguishment of mandatorily redeemable preferred stock	(25,905)	—	—
Payments for employee tax withholding on stock-based compensation	(6,735)	(6,113)	—
Excess tax benefits related to stock-based compensation	2,702	5,549	—
Repayment of subordinated debt	(288)	(465)	(1,300)
Proceeds from issuance of common stock	—	95,466	19,670
Payments of expenses for issuance of common stock	—	(1,319)	(268)
Proceeds from issuance of mandatorily redeemable preferred stock	—	—	25,000
Payment of expenses for issuance of mandatorily redeemable preferred stock	—	—	(671)

Net cash (used in) provided by financing activities	$(30,226)	$93,118	$42,431

Increase/(decrease) in cash and cash equivalents	$15,012	$17,620	$(24,370)

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands of dollars)

	For the years ended December 31,
	2010	2009	2008
Cash and cash equivalents at beginning of the year	24,997	7,377	31,747

Cash and cash equivalents at the end of the year	$40,009	$24,997	$7,377

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid (received) during the year for:
Income taxes	$17,016	$22,268	$105
Interest	$11,256	$15,099	$12,130

NON CASH INVESTING AND FINANCING ACTIVITIES

        During the years ended December 31, 2010, 2009 and 2008, the Company issued approximately 1.2 million, 3.7 million and 0.03 million shares of treasury stock, net of forfeitures, respectively, for stock-based compensation exercises and vesting and distributions of deferred compensation related to the employee stock trust.

        During the year ended December 31, 2010 and 2009, the Company issued approximately 5.9 million and 2.0 million shares of common stock for settlement of stock-based compensation awards, respectively, and approximately 0.2 million and 2.5 million of common stock, respectively, directly into treasury anticipated for future settlement of such awards.

        During the year ended December 31, 2010, the Company reclaimed approximately 0.3 million shares of common stock from escrow, related to the indemnification from Gleacher Partners, Inc. in connection with certain pre-acquisition tax liabilities.

        During the year ended December 31, 2010, approximately 0.1 million shares of common stock were returned from a clearing broker as excess collateral.

        The fair value of non-cash assets acquired and liabilities assumed in the Gleacher Partners, Inc. acquisition for the year ended December 31, 2009 were $94.9 million and $1.9 million. In connection with this acquisition, the Company issued 23 million shares valued at approximately $69 million.

        The fair value of non-cash assets acquired and liabilities assumed in the American Technology Holding, Inc. ("AmTech") acquisition for the year ended December 31, 2008 were $21.5 million and $6.7 million. In connection with this acquisition, the Company issued 2,676,437 shares valued at approximately $4.8 million. During the year ended December 31, 2009, Goodwill increased by $2.3 million in connection with a contingent consideration arrangement related to the acquisition of AmTech (See Note 14). In addition, during the year ended December 31, 2010, the Company issued approximately 345,000 shares of common stock to the former stockholders of AmTech in connection with this arrangement.

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Organization and Nature of Business

        Gleacher & Company, Inc., formerly Broadpoint Gleacher Securities Group, Inc. (together with its subsidiaries, the "Company"), is an independent investment bank that provides corporate and institutional clients with advice and execution in the areas of advisory services, capital raising and research, sales and trading. The Company offers a diverse range of products through its Investment Banking, Mortgage Backed/Asset Backed & Rates ("MBS/ABS & Rates") (formerly known as Descap), Corporate Credit (formerly known as Debt Capital Markets) and Equities divisions. The Company was incorporated under the laws of the State of New York in 1985 and reincorporated in Delaware in the second quarter of 2010. The Company's common stock is traded on the NASDAQ Global Market ("NASDAQ") under the symbol "GLCH."

        The consolidated financial statements include the accounts of Gleacher & Company, Inc. and all other entities in which it has a controlling financial interest. This includes Gleacher & Company Securities, Inc. ("Gleacher Securities") and Gleacher Partners, LLC ("Gleacher Partners"), which are regulated, wholly owned subsidiaries. Gleacher Securities, formerly known as Broadpoint Capital, Inc., includes the business of the Company's former subsidiary, Broadpoint AmTech, Inc. that was merged with and into Gleacher Securities in June of 2010. Gleacher Securities is registered with the Securities and Exchange Commission ("SEC"), is a member of the Financial Industry Regulatory Authority ("FINRA"), the National Futures Association ("NFA") and various exchanges. Gleacher Partners, which was acquired by the Company in 2009, is a broker-dealer registered with the SEC and is a member of FINRA. The Company also consolidates any variable interest entities ("VIEs"), if it is ultimately determined to be the primary beneficiary based upon applicable authoritative guidance. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business. At December 31, 2010 and 2009, cash equivalents were approximately $13.0 million and $7.1 million, respectively. Cash and cash equivalents of approximately $36.4 million and $7.8 million at December 31, 2010 and 2009, respectively, were held at one financial institution.

Securities Transactions and Investments

        Securities transactions in regular-way trades and the related profit and loss arising from such transactions are recorded on their trade date as if they had settled. Commission income and expenses on customers' securities transactions are reported on a trade date basis.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Securities owned and securities sold, but not yet purchased, are recorded at fair value, which is the price that would be received upon the sale of an asset or paid upon transfer of a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. These financial instruments are primarily comprised of holdings in fixed income securities and the Company's investment in FA Technology Ventures, L.P. ("FATV" or "the Partnership").

Investment Banking

        Investment banking revenues are recorded net of transaction related expenses, arising from securities offerings in which the Company acted as an underwriter or placement agent for debt, equity and convertible securities offerings. Investment banking management fees are recorded on offering date, sales concessions on trade date, and underwriting and success fees when completed, and when the income is reasonably determinable and not subject to any other contingencies. Investment banking revenues also include fees earned from providing merger, acquisition, restructuring, recapitalization and strategic alternative analysis services and are recognized as services are provided.

Other Revenues

        Other revenues, which are primarily fees earned for research, are recognized when the services have been performed and collection is reasonably assured.

Resale and Repurchase Agreements

        Transactions involving sales of securities under agreements to repurchase ("repurchase agreements") or purchases of securities under agreements to resell ("resale agreements") are accounted for as collateralized financing transactions and are recorded at their contracted amounts plus accrued interest. The Company is required to provide securities to counterparties in order to collateralize repurchase agreements and receives securities from counterparties as collateral under resale agreements. The Company's agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained, or excess collateral returned, when necessary. The Company values the collateral daily and retrieves excess collateral from counterparties, when appropriate.

        At December 31, 2010, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge in connection with resale agreements was approximately $86.8 million. The Company had no outstanding resale agreements at December 31, 2009. In addition, at December 31, 2010 and 2009, the Company had no outstanding repurchase agreements.

Goodwill and Intangible Assets

        The Company amortizes intangible assets over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company, and tests for impairment at the time of a triggering event, if one were to occur. Goodwill is not amortized; instead, it is reviewed on an annual basis for impairment. Goodwill may be impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. A reporting unit is defined by the Company as an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. For impairment testing purposes, goodwill has been allocated to each reporting unit based upon the goodwill derived

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from each specific acquisition. The Company has designated its annual impairment testing dates for its MBS/ABS & Rates, Equities, and Investment Banking reporting units to be December 31, October 1, and June 1, respectively. The Company uses a combination of the market and income approaches to determine the fair value of the reporting unit. The income approach utilizes a discounted cash flow analysis based on management's projections, while the market approach derives the fair value of the reporting unit by applying market multiples of a group of selected publicly traded companies that can be used for comparison to the operating performance of the reporting unit. Goodwill and intangible assets are also tested for impairment at the time of a triggering event requiring a re-evaluation, if one were to occur.

Derivative Financial Instruments

        Derivative financial instruments are recorded at fair value in the Consolidated Statements of Financial Condition and are included within Securities owned and Securities sold, but not yet purchased. Derivatives entered into by the Company include purchase and sale agreements of to-be-announced securities ("TBAs"), which are forward mortgage-backed securities whose collateral remain "to be announced" until just prior to the trade settlement and exchange traded treasury futures contracts. When a forward contract exists for a when-issued security, such as a TBA security that provides a choice of settlement dates and delivery is made in the second nearest month or later, the TBA forward contract is accounted for as a derivative. The settlement of these transactions is not expected to have a material effect upon the Company's consolidated financial statements. Derivatives involve varying degrees of off-balance sheet risk, whereby changes in the level or volatility of interest rates, or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of its carrying amount. The fair value of derivatives are recorded in Principal transactions in the Consolidated Statements of Operations on a trade date basis.

Fair Value of Financial Instruments

        Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short term nature, with the exception of mandatorily redeemable preferred stock and subordinated debt. Financial instruments recorded at carrying amounts approximating fair value consist largely of receivables from and payables to brokers, dealers and clearing organizations, related parties and others and securities purchased under agreements to resell. The fair value of the mandatorily redeemable preferred stock at December 31, 2009 was approximately $28.0 million, based upon an estimate for the Company's current borrowing rate. There was no mandatorily redeemable preferred stock outstanding at December 31, 2010 as it was redeemed during the third quarter of 2010. The fair value of the subordinated debt at December 31, 2010 and 2009 approximated fair value based on current rates available.

Office Equipment and Leasehold Improvements

        Office equipment is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (generally 2 to 5 years). Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the initial term of the lease.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

        The cost of employee services received in exchange for a stock-based compensation award is generally measured based upon the grant-date fair value of the award. Compensation expense for awards that contain performance conditions are recognized when it becomes probable that such performance conditions will be met. Awards that do not require future service are expensed immediately. Such awards that require future service are amortized over the relevant service period on a straight-line basis. Expected forfeitures are included in determining stock-based employee compensation expense.

Contingencies

        The Company is subject to contingencies, including judicial, regulatory and arbitration proceedings, tax and other claims. The Company recognizes a liability related to legal and other claims in Accrued expenses within the Consolidated Statements of Financial Condition when incurrence of a loss is probable and the amount of the loss is reasonably estimable. The determination of these amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to the amount of the claim; the amount of the loss, if any, incurred by the other party; the basis and validity of the claim; the possibility of wrongdoing on the part of the Company; likely insurance coverage; previous results in similar cases; and legal precedents and case law. Pending legal proceedings are reviewed with counsel in each accounting period and the reserve, if any, is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.

Legal Fees

        The Company accrues legal fees as they are incurred.

Income Taxes

        Deferred income taxes are determined under the asset and liability method and are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets when it is more likely than not that such deferred tax assets ("DTAs") will not be realized.

        The Company recognizes tax benefits from uncertain tax positions only when tax positions meet the minimum probability threshold, as defined by Accounting Standards Codification ("ASC") 740, "Income Taxes," which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. The Company's continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax.

Comprehensive Income

        The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

        In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts" ("ASU 2010-28"), in order to address questions about entities with reporting units with zero or negative carrying amounts as some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, taking into consideration any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company's consolidated financial statements.

        In July 2010, the FASB issued ASU No. 2010-20, "New Disclosure Requirements for Finance Receivables and Allowance for Credit Losses" ("ASU 2010-20"), in order to address concerns about the sufficiency, transparency, and robustness of credit disclosures for finance receivables and the related allowance for credit losses. ASU 2010-20 expands disclosure requirements regarding allowance, charge-off and impairment policies, information about management's credit assessment process, additional quantitative information on impaired loans and rollforward schedules of the allowance for credit losses and other disaggregated information. New disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (e.g., allowance rollforward) are required for interim and annual periods beginning after December 15, 2010. The Company's adoption of ASU 2010-20 did not materially change current disclosures, and since these amended principles require only additional disclosures, the adoption of ASU 2010-20 did not affect the Company's financial condition, results of operations or cash flows.

        In March 2010, the FASB issued ASU 2010-11, "Scope Exception Related to Embedded Credit Derivatives" ("ASU 2010-11"). ASU 2010-11 clarifies and amends the accounting for credit derivatives embedded in beneficial interests in securitized financial assets and eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination). Bifurcation and separate recognition may be required for certain beneficial interests that are not accounted for at fair value through earnings. The Company adopted ASU 2010-11 on July 1, 2010. The adoption did not have a material impact on the Company's consolidated financial statements as the majority of the Company's assets are recorded at fair value through earnings.

        In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 provides amended disclosure requirements related to fair value measurements including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures. The Company adopted these amended accounting principles on January 1, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, this adoption did not affect the Company's financial condition, results of operations or cash flows. Refer to Note 6 which includes the additional disclosures as required by this statement.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In September 2009, the FASB issued ASU 2009-05, "Measuring Liabilities at Fair Value," which supplements and amends the guidance in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), that provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. A quoted price, if available, in an active market for an identical liability must be used. If such information is not available, an entity may use either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, similar liabilities traded as assets or another technique such as the income approach or a market approach. The Company adopted these amended accounting principles on October 1, 2009. This adoption did not have a material impact on the Company's consolidated financial statements.

        In September 2009, the FASB issued ASU 2009-12, "Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value ("NAV") per Share (or Its Equivalent)." ASU 2009-12 provides guidance about using NAV to measure the fair value of interests in certain investment funds and requires additional disclosures about interests in investment funds. ASU 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009. The Company has no investment funds for which fair value is determined using NAV. However, the Company adopted the additional disclosure provisions of this ASU as it relates to its investment in FATV. Refer to Note 8 for such disclosures.

        In June 2009, the FASB launched the Accounting Standards Codification as the single authoritative source of GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On its effective date, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. The Company adopted the ASC as it became effective for financial statements issued for interim and annual periods ending after September 15, 2009. All such references to GAAP throughout the notes to the consolidated financial statements are references to the applicable ASCs.

        In June 2009, the FASB issued amendments to accounting principles which change the accounting for transfers of financial assets and were codified as ASU 2009-16, "Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets" ("ASU 2009-16"). ASU 2009-16 improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. ASU 2009-16 modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. ASU 2009-16 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The Company adopted these amended accounting principles on January 1, 2010. This adoption did not have a material effect on the Company's consolidated financial statements.

        In June 2009, the FASB issued amendments to accounting principles which change the accounting for Variable Interest Entities ("VIE"), and were codified as ASU 2009-17, which amends ASC 810

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

"Consolidation." ASU 2009-17 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. Previously, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. ASU 2009-17 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 also requires that an enterprise continually reassess, based upon current facts and circumstances, whether it should consolidate the VIEs with which it is involved. However, in January 2010, the FASB deferred ASU 2009-17 for certain investment entities which allows asset managers that have no obligations to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have attributes subject to ASC 946, "The Investment Company Guide." The deferral qualifies for many mutual funds, hedge funds, private equity funds, venture capital funds and certain mortgage REITs. The Company adopted these amended accounting principles on January 1, 2010. This adoption did not have a material effect on the Company's consolidated financial statements, including our relationship as investment advisor to FA Technology Ventures L.P., which qualified for the deferral. Refer to Note 8 for additional information related to FA Technology Ventures L.P.

        In May 2009, the FASB issued ASC 855, "Subsequent Events," which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending June 15, 2009. The FASB subsequently issued ASU 2010-09 on February 24, 2010 to amend ASC 855 to address certain implementation issues, including elimination of the requirement for SEC filers to disclose the date through which it has evaluated subsequent events. The adoption of this statement did not have a material effect on the Company's consolidated financial statements. Refer to Note 25 for such disclosures.

        In April 2009, the FASB issued amended accounting principles now codified within ASC 820 related to determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly. This guidance lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The Company adopted these amended accounting principles as of June 30, 2009. This adoption did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued amendments to accounting principles related to assets acquired and liabilities assumed in a business combination that arise from contingencies which amends ASC 805, "Business Combinations," and requires that such items be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. This new guidance is effective for acquisitions consummated on or after January 1, 2009. This guidance did not impact any acquisitions of the Company closing after the date of adoption.

        In June 2008, the FASB issued amended accounting principles related to determining whether instruments granted in share-based payment transactions are participating securities, now codified within ASC Topic 260, "Earnings Per Share." This guidance requires entities to allocate earnings to

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unvested and contingently issuable share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents when calculating earnings per share and also to present both basic and diluted EPS pursuant to the two-class method. The effective date for this guidance is for fiscal years beginning after December 15, 2008. The adoption of this guidance had no impact on the Company's consolidated financial statements.

        In April of 2008, the FASB issued amended accounting principles related to the determination of the useful life of intangible assets, now codified in ASC Topic 350, "Intangibles — Goodwill and Other." This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date for this guidance is for fiscal years beginning after December 15, 2008. The adoption of this guidance did not impact the Company's consolidated financial statements.

        In March 2008, the FASB issued amendments to disclosures about derivative instruments and hedging activities which is now codified within ASC Topic 815, "Derivatives and Hedging." This statement expanded derivative disclosure requirements to now require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for the fiscal years and interim periods beginning after November 15, 2008. Refer to Note 6 and Note 7 which includes these required disclosures.

        In December 2007, the FASB issued amendments to accounting principles for business combinations now codified in ASC Topic 805, "Business Combinations," which requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, the Company applied the provisions of this statement to business combinations occurring after January 1, 2009.

        In December 2007, the FASB issued amendments to accounting principles related to noncontrolling interests in consolidated financial statements now codified within ASC Topic 810, "Consolidation" ("ASC 810"). ASC 810 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity's equity. It also requires that (i) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; (ii) changes in ownership interest be accounted for similarly, as equity transactions; and (iii) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Reclassification

        Certain amounts have been reclassified to conform to the 2010 presentation. This includes a reclassification within the Consolidated Statements of Cash Flows to report payments for employee tax

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

withholdings on stock-based compensation of approximately $6.1 million as of December 31, 2009 as a cash outflow from financing activities which were reported in the prior years as cash outflows from operating activities.

NOTE 2.  (Loss)/Earnings Per Common Share

        The Company calculates its basic and diluted earnings per share in accordance with ASC 260, "Earnings Per Share." Basic earnings per share is computed based upon weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, and unexercised options. The weighted-average shares outstanding were calculated as follows at December 31:

	2010	2009	2008
(In thousands of shares)
Weighted average shares for basic (loss)/earnings per share	121,301	96,834	69,296
Effect of dilutive common share equivalents	—	7,399	—

Weighted average shares and dilutive common share equivalents for dilutive (loss)/earnings per share	121,301	104,233	69,296

        The Company was in a net loss position for the years ended December 31, 2010 and 2008 and therefore excluded approximately 8.3 million and 3.4 million, respectively, of shares underlying stock options and warrants, 11.4 million and 3.2 million, respectively, of shares of restricted stock, and 6.2 million and 3.1 million, respectively, of shares underlying restricted stock units from its computation of dilutive (loss) per share because they were anti-dilutive. For the year ended December 31, 2009, the Company excluded 1.3 million shares underlying stock options and warrants, 3.5 million shares of restricted stock and 1.1 million shares underlying restricted stock units from its computation of dilutive earnings per share because they were anti-dilutive.

NOTE 3.  Cash and Securities Segregated for Regulatory Purposes

        In November 2010, Gleacher Securities began self-clearing its trading activities in U.S. government securities (the "Rates business") and is therefore subject to the Customer Protection rules under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At December 31, 2010, the Company was not required to segregate cash in a special reserve bank account for the exclusive benefits of customers under Rule 15c3-3 as a result of the activities of the Company's Rates business. However, at December 31, 2010 and 2009, the Company segregated cash of $0.1 million and $0.1 million respectively, in a special reserve bank account for the exclusive benefit of customers pertaining to outstanding checks issued to customers and vendors when the Company was previously conducting self-clearing in prior years.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.  Receivables from and Payables To Brokers, Dealers, and Clearing Organizations

        Amounts Receivable from and Payable to brokers, dealers and clearing organizations consists of the following at December 31:

	2010	2009
(In thousands of dollars)
Receivable from clearing organizations	$13,218	$17,143
Deposits with clearing organizations	11,511	751
Commissions receivable	394	1,285
Underwriting and syndicate fees receivable	590	618
Other	8	—

Total receivables	$25,721	$19,797

Payable to clearing organizations	1,101,440	691,495

Total payables	$1,101,440	$691,495

        Included within deposits with clearing organizations at December 31, 2010 is a deposit with the Fixed Income Clearing Corporation ("FICC") of approximately $10.3 million related to the Company's self clearing activities associated with the Rates business.

        Securities transactions are recorded on their trade date as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net, by clearing organization, in Receivables from or Payables to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition.

        The clearing organizations may re-hypothecate all securities held on behalf of the Company.

NOTE 5.  Receivables from and Payables to Others

        Amounts Receivable from or Payable to others consists of the following at December 31:

	2010	2009
(In thousands of dollars)
Interest receivable	$7,131	$5,388
Investment banking and advisory fees receivable	7,755	6,210
Loans and advances	1,007	2,996
Principal paydowns — Agency mortgage-backed securities	1,052	—
Investment distributions receivable	—	1,995
Management fees receivable	119	78
Others	1,219	429

Total receivables from others	$18,283	$17,096

Payable to employees for the Employee Investment Funds (see Note 8)	$1,007	$697
Draft payables	978	592
Others	362	213

Total payables to others	$2,347	$1,502

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company maintains a group of "zero balance" bank accounts which are included in Payable to others on the Consolidated Statements of Financial Condition. Drafts payable represent the balance in these accounts related to outstanding checks that have not yet been presented for payment at the bank. The Company has sufficient funds on deposit to clear these checks, and these funds will be transferred to the "zero-balance" accounts upon presentment of these checks.

NOTE 6.  Financial Instruments

        The Company's financial instruments are recorded within the consolidated Statements of Financial Condition at fair value. ASC 820, "Fair Value Measurements and Disclosures," defines fair value as the price that would be received upon the sale of an asset or paid upon the transfer of a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

  Level 1: Quoted prices in active markets that the Company has the ability to access at the reporting date, for identical assets or liabilities. Prices are not adjusted for the effects, if any, of the Company holding a large block relative to the overall trading volume (referred to as a "blockage factor").

  Level 2: Directly or indirectly observable prices in active markets for similar assets or liabilities; quoted prices for identical or similar items in markets that are not active; inputs other than quoted prices (e.g., interest rates, yield curves, credit risks, volatilities); or "market corroborated inputs."

  Level 3: Unobservable inputs that reflect management's own assumptions about the assumptions market participants would make.

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

        ASC 820 also provides (i) general guidance on determining fair value when markets are inactive including the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services as well as (ii) additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly declined and guidance on

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identifying circumstances that indicate a transaction is not orderly. These provisions have not historically had a material effect on the Company's consolidated financial statements.

Fair Valuation Methodology

        Cash Equivalents — These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business. These investments are valued at par, which represent fair value, and are considered Level 1. Refer to Note 1 "Cash and Cash Equivalents" for additional information.

        Securities Owned/Securities Sold But Not Yet Purchased — These financial instruments primarily consist of investments in fixed income securities, as well as holdings in equity securities.

        Fixed income securities include securities traded in active markets, such as on-the-run treasuries, agency mortgage-backed securities, federal agency obligations, corporate debt, preferred stock and certain asset and mortgage-backed securities. The on-the-run treasuries are generally traded in active, quoted and highly liquid markets and therefore are generally classified as Level 1. As there is no quoted market for agency mortgage-backed securities, corporate debt, asset and mortgage-backed securities, and certain preferred stock, the Company utilizes observable market factors in determining fair value. These financial instruments are reported as Level 2. In certain circumstances, the Company may utilize unobservable inputs that reflect management's own assumptions about the assumptions market participants would make. These financial assets are reported as Level 3.

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

        Unrestricted equity securities traded in active markets are valued at quoted market prices and are reported as Level 1. Equity securities that are subject to legal restrictions on transfer are classified as Level 2. When quoted prices are not available, valuation models are applied to these financial assets. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity. Accordingly, these financial assets are reported as Level 3.

        Derivatives — In connection with mortgage-backed and U.S. government securities trading, the Company economically hedges certain exposure through the use of TBAs and exchange traded treasury futures contracts, respectively. A TBA is a forward mortgage-backed security whose collateral remains "to-be-announced" until just prior to the trade settlement. TBAs, which are not due to settle within the

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

next earliest date for settlement, are accounted for as derivatives (those due to settle within the next earliest date for settlement are accounted for as securities). TBAs and exchange traded treasury futures contracts are traded in an active quoted market and therefore generally classified as Level 1.

        Investments — These financial assets primarily represent the Company's investment in FATV, a venture capital limited partnership which provides early stage growth capital to companies in the information and new energy technology sectors. Valuation techniques applied by the General Partner, to the underlying portfolio companies predominantly include consideration of comparable market transactions and the use of valuation models to determine the discounted value of estimated future cash flows, adjusted as appropriate for market and/or other risk factors. In addition, certain portfolio companies are valued based upon quoted market prices. This investment is classified as Level 3 as the majority of the valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

        The following table summarizes the categorization of the financial instruments within the fair value hierarchy at December 31, 2010:

	Assets at Fair Value
	Level 1	Level 2	Level 3	Total
(In thousands of dollars)
Securities owned
Agency mortgage-backed securities	$—	$1,084,576	$806	$1,085,382
Commercial mortgage-backed securities	—	—	46,571	46,571
U.S. Government and federal agency obligations	35	47,546	—	47,581
Other debt obligations	—	8,200	5,843	14,043
Preferred stock	—	12,381	—	12,381
Corporate debt securities	—	4,037	—	4,037
Residential mortgage-backed securities	—	—	33,604	33,604
Collateralized debt obligations	—	—	23,235	23,235
Equity securities	14,212	—	60	14,272
Derivatives(1)	137	—	—	137
Investments	—	—	18,084	18,084

Total financial assets at fair value	$14,384	$1,156,740	$128,203	$1,299,327

	Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
(In thousands of dollars)
Securities sold but not yet purchased
U.S. Government and federal agency obligations	$92,971	$—	$—	$92,971
Preferred stock	—	2,469	—	2,469
Corporate debt securities	—	1,004	—	1,004
Equity securities	13,148	—	—	13,148
Derivatives(1)	2,683	—	—	2,683

Total financial liabilities at fair value	$108,802	$3,473	$—	$112,275

(1)
Fair value of derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Included below is a discussion of the characteristics of the Company's Level 2 and Level 3 holdings. Unless otherwise stated, fair value of Level 2 assets are determined based upon observable third party information including recent trading activity, broker quotes and other relevant market data as noted above. Fair values for Level 3 assets are based predominantly on management's own assumptions about the assumptions market participants would make. The Company generally does not utilize internally developed valuation models to determine fair value during the relevant reporting periods for any holdings other than certain underlying portfolio companies comprising the Company's investment in FATV.

        The Company's agency mortgage-backed securities positions classified as Level 2, of approximately $1.1 billion, have a weighted average loan size of approximately $0.2 million paying interest of 6.4%, with a weighted average FICO score of 719. This portfolio has a weighted average coupon remitting payment of 5.62% and has a weighted average annualized constant prepayment rate of approximately 25%. Fair value is determined through a combination of matrix pricing as well as the information noted in the preceding paragraph.

        The Company's Level 2 debt securities issued by U.S. Government and federal agency obligations of approximately $47.5 million have a weighted average coupon of 4.76% and a weighted average maturity of 2021.

        The Company's other debt obligations reported as Level 2 include holdings of approximately $8.2 million asset backed securities, paying floating interest rates currently at less than 1%, with a weighted average credit rating of CC, and a weighted average vintage of 2006.

        The Company's preferred stock holdings of approximately $12.4 million have a weighted average coupon of 8.06% and a weighted average credit rating of BBB.

        The Company's holdings of corporate debt securities classified as Level 2 of approximately $4.0 million have a weighted average credit rating of B, have a weighted average issuance year of 2007 and a weighted average maturity of 2018.

        The Company's Level 3 agency mortgage-backed securities positions of approximately $0.8 million have a weighted average loan size of $0.3 million paying interest of 5.06%, with a weighted average coupon of 4.30% and a weighted average vintage of 2009.

        The Company's portfolio of Level 3 commercial mortgage backed securities of approximately $46.6 million are primarily mezzanine, have a weighted average credit rating of BB and a weighted average issuance year of 2006.

        The Company's portfolio of Level 3 non-agency residential mortgage backed securities of approximately $33.6 million are primarily mezzanine, have a weighted average credit rating of CC and have experienced, on average, a weighted average default rate of 2.46% and 47.95% severity.

        The Company's other debt obligations reported as Level 3 include holdings of approximately $5.8 million asset backed securities, paying floating interest rates currently at less than 2%, with a weighted average credit rating of AAA, and a weighted average vintage of 2008.

        The Company's portfolio of Level 3 collateralized debt obligations of $23.2 million are comprised of commercial real estate, with a weighted average vintage of 2005, have a weighted average credit rating of BB and have on average 5.75% subordination.

        The Company's investments of approximately $18.1 million classified as Level 3 include the Company's investment in FATV of approximately $16.8 million. FATV invests primarily in equity securities of closely held private companies, and also holds equity securities in public companies which are generally subject to legal restrictions on transfer. FATV is comprised of approximately 30 holdings

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and fair value is determined based upon the nature of the underlying holdings. The Company has classified its entire investment as Level 3, as FATV is predominantly comprised of private companies.

  •
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

  •
  Investments in public companies: Valuation is based on quoted market prices in active markets and adjusted as a result of legal restrictions on transfer.

        The Company's Level 3 financial instruments also include approximately $1.3 million of investments as a result of the consolidation of the Employee Investment Funds. For additional information regarding the Company's investments, refer to Note 8.

        The following table summarizes the categorization of the financial instruments within the fair value hierarchy at December 31, 2009:

	Assets at Fair Value
	Level 1	Level 2	Level 3	Total
(In thousands of dollars)
Securities owned
Agency mortgage-backed securities	$—	$870,529	$5,082	$875,611
Commercial mortgage-backed securities	—	80	32,585	32,665
U.S. Government and federal agency obligations	29,718	—	—	29,718
Preferred stock	—	10,701	—	10,701
Other debt obligations	—	—	9,775	9,775
Collateralized debt obligations	—	—	7,371	7,371
Corporate debt securities	—	5,877	1	5,878
Residential mortgage-backed securities	—	69	5,177	5,246
Equities	—	643	60	703
Derivatives(1)	2,033	—	—	2,033
Investments	—	—	19,326	19,326

Total financial assets at fair value	$31,751	$887,899	$79,377	$999,027

	Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
(In thousands of dollars)
Securities sold but not yet purchased
U.S. Government and federal agency obligations	$66,946	$—	$—	$66,946
Corporate debt securities	—	6,029	—	6,029
Derivatives(1)	13	—	—	13

Total financial liabilities at fair value	$66,959	$6,029	$—	$72,988

(1)
Fair value of derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company reviews its financial instrument classification on a quarterly basis. As the observability and strength of valuation attributes change, reclassifications of certain financial assets or liabilities may occur between levels. The Company's policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3. During the year ended December 31, 2010, there were no transfers between Levels 1 and 2.

        The following table summarizes the changes in the Company's Level 3 financial instruments for the year ended December 31, 2010:

	Other Debt Obligations	Commercial Mortgage- backed Securities	Residential Mortgage- backed Securities	Collateralized Debt Obligations	Agency Mortgage- backed Securities	Corporate Debt Securities	Equities	Investments	Total
(In thousands of dollars)
Balance at December 31, 2009	$9,775	$32,585	$5,177	$7,371	$5,082	$1	$60	$19,326	$79,377
Total gains or (losses) (realized and unrealized)(1)	2,486	22,704	(251)	1,254	1,887	(1)	—	(1,064)	27,015
Purchases	41,238	228,877	63,657	60,713	5,410	—	—	432	400,327
Sales	(43,449)	(233,456)	(32,900)	(45,668)	(11,400)	—	—	—	(366,873)
Settlements	(4,207)	(4,139)	(2,079)	(435)	(173)	—	—	(610)	(11,643)
Transfers in and/or (out) of Level 3(2)	—	—	—	—	—	—	—	—	—

Balance at December 31, 2010	$5,843	$46,571	$33,604	$23,235	$806	$—	$60	$18,084	$128,203

Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date(1)	$—	$(271)	$(521)	$(131)	$(22)	$—	$—	$2,210	$1,265

(1)
Total gains or (losses) for all financial instruments, other than Investments, are reported in Principal transactions in the Consolidated Statements of Operations. Total gains or (losses) for Investments are reported in Investment gains/(losses).

(2)
During the year ended December 31, 2010 there were no transfers in or out of Level 3.

        The following tables summarize the changes in the Company's Level 3 financial instruments for the year ended December 31, 2009:

	Other Debt Obligations	Commercial Mortgage-backed Securities	Residential Mortgage-backed Securities	Collateralized Debt Obligations	Agency Mortgage-backed Securities	Corporate Debt Securities	Equities	Investments	Total
(In thousands of dollars)
Balance at December 31, 2008	$2,348	$1,165	$20,868	$—	$—	$—	$—	$15,398	$39,779
Realized gains/(losses)(1)	287	4,574	257	737	—	—	—	1,496	7,351
Unrealized gains/(losses)(1)	(38)	(72)	(1,469)	—	1,147	—	—	4,208	3,776
Purchases, issuances and settlements	6,739	27,746	(13,052)	6,634	21	—	—	(1,776)	26,312
Transfers in and/or out of Level 3(2)	439	(828)	(1,427)	—	3,914	1	60	—	2,159

Balance at December 31, 2009	$9,775	$32,585	$5,177	$7,371	$5,082	$1	$60	$19,326	$79,377

Change in unrealized gains/(losses) on Level 3 assets still held at the reporting date(1)	$(80)	$(514)	$(1,082)	$—	$876	$—	$—	$3,319	$2,519

(1)
Total gains or (losses) for all financial instruments, other than investments, are reported in Principal transactions in the Consolidated Statements of Operations. Total gains or (losses) for Investments are reported in Investment gains/(losses).

(2)
The Company reviews its financial instrument classification on a quarterly basis. As the observability and strength of valuation attributes changes, reclassifications of certain financial assets or liabilities may occur between levels. The reporting of these reclassifications results in a transfer in/out of Level 3 at fair value in the period of the change. During the year, there was a net transfer into Level 3 of approximately $2.2 million from Level 2 based upon assumptions used on prepayment speeds and defaults. These transfers were primarily investment grade performing mortgage and asset-backed securities.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.  Securities Owned and Sold, but Not Yet Purchased

        Securities owned and sold, but not yet purchased consisted of the following at December 31:

	2010		2009
	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
(In thousands of dollars)
Marketable Securities
Agency mortgage-backed securities	$1,085,382	$—	$875,611	$—
Non-agency mortgage-backed securities	80,175	—	37,911	—
U.S. Government and federal agency obligations	47,581	92,971	29,718	66,946
Other debt obligations	37,278	—	17,146	—
Preferred stock	12,381	2,469	10,701	—
Corporate debt securities	4,037	1,004	5,878	6,029
Equities	14,272	13,148	703	—
Derivatives	137	2,683	2,033	13
Not Readily Marketable Securities
Investment securities with no publicly quoted market	18,084	—	19,326	—

Total	$1,299,327	$112,275	$999,027	$72,988

        Securities not readily marketable are principally the Company's investment in FATV. Refer to Note 8 for further information.

        Gleacher Securities utilizes derivatives for various economic hedging strategies to actively manage its market and liquidity exposures. This strategy includes the purchase and sale of securities on a when-issued basis and entering into exchange traded treasury futures contracts. At December 31, 2010 and December 31, 2009, Gleacher Securities had no outstanding underwriting commitments and had entered into 15 and 17, respectively, open TBA sale agreements in the notional amount of $414.7 million and $280.5 million, respectively. In addition, at December 31, 2010, Gleacher Securities had entered into 1 open TBA purchase agreement in the notional amount of $17.0 million. Gleacher Securities did not have any open U.S. treasury futures purchase or sales contracts at December 31, 2010 or 2009. Total gains/(losses) recognized in the Consolidated Statements of Operations associated with these economic hedging strategies were ($10.9) million and ($2.9) million, for the year ended December 31, 2010 and 2009, respectively.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.  Investments

        The Company's investment portfolio includes interests in publicly and privately held companies and private equity securities. Fair value information regarding these investments has been aggregated and is presented below as of and for the years ended December 31:

	2010	2009
(In thousands of dollars)
Investment in FATV	$16,800	$18,349
Consolidation of Employee Investment Funds net of Company's ownership interest	1,284	977

Total Investments	$18,084	$19,326

        Investment gains and losses were comprised of the following:

	2010	2009	2008
(In thousands of dollars)
Investments (realized and unrealized gains and (losses))	$7	$5,698	$(1,115)

        The Company has an investment in FATV of approximately $16.8 million and approximately $18.3 million at December 31, 2010 and 2009, respectively. FATV's primary purpose is to provide investment returns consistent with the risk of investing in venture capital. FA Technology Ventures Corporation, a wholly-owned subsidiary of the Company, is the investment advisor to FATV. As of December 31, 2010, the Company had a commitment to invest an additional $0.3 million to FATV. At December 31, 2010 and 2009, total Partnership capital for all investors in FATV equaled $65.0 million and $71.2 million, respectively. The Partnership is scheduled to terminate in July 2011, unless extended for a maximum period of 2 additional years. This is the Company's best estimate of the timeframe for liquidation. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors' level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represented the Company's maximum exposure to loss in the Partnership at December 31, 2010 and 2009. The Company's share of management fee income derived from the Partnership for the years ended December 31, 2010 and 2009 were $0.8 million and $1.0 million, respectively.

        The Employee Investment Funds ("EIF") are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company has consolidated EIF resulting in approximately $1.3 million and $1.0 million of Investments and a corresponding Payable to others being recorded in the Consolidated Statements of Financial Condition as of December 31, 2010 and 2009, respectively. Management fees are not material.

NOTE 9.  Business Combinations

        The Company did not close any acquisitions during the year ended December 31, 2010.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gleacher Partners, Inc. Acquisition

        On June 5, 2009, the Company completed its acquisition of Gleacher Partners, Inc. Pursuant to the related Merger Agreement, the Company paid $10 million in cash and issued 23 million shares of Company common stock as merger consideration for all of the outstanding shares of Gleacher Partners, Inc. Of these shares, 14,542,035 shares were issued to Eric J. Gleacher, the founder and Chairman of Gleacher Partners, Inc. All of the shares issued as merger consideration were subject to resale restrictions. The Company is obligated to pay the stockholders an additional $10 million in cash five years after the closing date, subject to acceleration under certain circumstances. During the year ended December 31, 2010, the Company paid approximately $4.9 million of this obligation. The remaining obligation is recorded within Payable to related parties on the Consolidated Statements of Financial Condition.

        The consideration paid by the Company was valued at $88.9 million, consisting of cash of $19.7 million, including the consideration to be paid five years after the closing date, and the Company's common stock, with a fair value of $69.2 million based on the Company's stock price at the closing date, discounted as a result of the previously mentioned resale restrictions. The excess of the cost of the net assets acquired (including intangible assets) and liabilities assumed, representing goodwill and going concern value of $74.0 million, was recognized as an asset on the Company's Consolidated Statements of Financial Condition. The Company recorded deferred tax liabilities as part of purchase accounting for the Gleacher Partners, Inc. acquisition which resulted in an increase to Goodwill of $5.4 million to $79.4 million, predominantly as the result of the excess of Gleacher Partners, Inc.'s book basis in its intangible assets (trade name, back-log, non-compete agreements, customer relationships) over their tax basis. Of the total amount recorded to goodwill, $6.6 million was expected to be deductible for tax purposes. The business enterprise value of Gleacher Partners, Inc. was based upon an independent third party valuation. In conjunction with this acquisition, related acquisition costs of approximately $0.4 million were incurred and included in Other expenses in the Consolidated Statements of Operations.

        For the period June 6, 2009 through December 31, 2009, Gleacher Partners, Inc. had net revenues of $4.1 million and a net loss of $0.8 million.

        The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

As of June 5, 2009
(In thousands of dollars)
Assets
Cash and cash equivalents	$3,440
Receivables	93
Office equipment and leasehold improvements	145
Other assets	368

Total assets acquired	$4,046

Liabilities
Accounts payable	$458
Accrued expenses	1,430

Total liabilities assumed	$1,888

Net assets acquired	$2,158

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table presents unaudited pro forma information as if the acquisition of Gleacher had occurred on January 1, 2008:

	Year Ended December 31,
	2009	2008
(In thousands of dollars)
Net revenues	$348,663	$148,637

Total expenses (excluding interest)	285,362	163,474

Income (loss) from continuing operations before income taxes	63,301	(14,837)

Income tax expense	6,968	2,480

Income (loss) from continuing operations	56,333	(17,317)
Income (loss) from discontinued operations, (net of taxes) (see Note 23)	28	(132)

Net income (loss)	$56,361	$(17,449)

NOTE 10.  Goodwill and Intangible Assets

        The following tables presents Goodwill and Intangible Assets associated with the Company's acquisitions:

Goodwill

	Reporting Unit MBS/ABS & Rates	Reporting Unit Equities	Reporting Unit Investment Banking	Total
(In thousands of dollars)
Goodwill
Balance at December 31, 2008	$17,364	$5,919	$—	$23,283
Goodwill acquired during year	—	—	72,212	72,212
Contingent consideration	—	3,018	—	3,018
Deferred tax liability	—	—	5,389	5,389
Payable to former owners	—	—	1,801	1,801
Other	—	(9)	—	(9)

Balance at December 31, 2009	$17,364	$8,928	$79,402	$105,694
Contingent consideration	—	—	—	—

Balance at December 31, 2010	$17,364	$8,928	$79,402	$105,694

        During the year ended December 31, 2009, goodwill allocated to the Equities reporting unit increased by approximately $3.0 million related to contingent consideration associated with the Company's AmTech acquisition. Refer to Note 16 for additional information. There was no contingent consideration recorded during the year ended December 31, 2010, as a result of the performance of the division.

        Goodwill recognized within the Investment Banking reporting unit during the year ended December 31, 2009 is related to the Company's acquisition of Gleacher Partners, Inc. on June 5, 2009.

        The Company has designated its annual goodwill impairment testing dates for its MBS/ABS & Rates, Equities and Investment Banking reporting units to be December 31, October 1, and June 1,

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The fair value of the MBS/ABS & Rates reporting unit exceeded its carrying value by approximately 63% as of December 31, 2010. The fair value of the Investment Banking reporting unit exceeded its carrying value by approximately 234% as of June 1, 2010 and the fair value of the Equities reporting unit exceeded its carrying value by approximately 27% as of October 1, 2010. The Equities reporting unit is at risk of possible future impairment to the extent actual future operating results fall short of current projections, including revenues growth rate assumptions and improved margins.

        The Company used a combination of the market and income approaches to determine the fair value of its reporting units. Key assumptions utilized in the market approach included the use of multiples of earnings before interest and taxes and earnings before interest, taxes, depreciation and amortization based upon available comparable company market data. The Company also utilized a discounted cash flow analysis, utilizing a discount rate which included an estimated cost of debt and cost of equity and capital structure based upon observable market data.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

	December 31, 2010	December 31, 2009
(In thousands of dollars)
Intangible assets (amortizable):
Descap Securities, Inc. — Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(356)	(303)

Net carrying amount	285	338

Corporate Credit — Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(451)	(293)

Net carrying amount	344	502

American Technology Research — Customer relationships
Gross carrying amount	6,960	6,960
Accumulated amortization	(1,362)	(756)

Net carrying amount	5,598	6,204

American Technology Research — Covenant not to compete
Gross carrying amount	330	330
Accumulated amortization	(247)	(137)

Net carrying amount	83	193

Gleacher Partners, Inc. — Trade name
Gross carrying amount	7,300	7,300
Accumulated amortization	(573)	(208)

Net carrying amount	6,727	7,092

Gleacher Partners, Inc. — Backlog
Gross carrying amount	420	420
Accumulated amortization	(420)	(410)

Net carrying amount	—	10

Gleacher Partners, Inc. — Covenant not to compete
Gross carrying amount	700	700
Accumulated amortization	(366)	(133)

Net carrying amount	334	567

Gleacher Partners, Inc. — Customer relationships
Gross carrying amount	6,500	6,500
Accumulated amortization	(4,306)	(2,143)

Net carrying amount	2,194	4,357

Total Intangible assets	$15,565	$19,263

        Customer related intangible assets are being amortized from 3 to 12 years; covenant not to compete assets are being amortized over 3 years; trademark assets are being amortized from 1 to 20 years. Total amortization expense recorded within Other in the Consolidated Statements of

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operations for December 31, 2010, 2009, and 2008 was $3.7 million, $3.9 million, and $0.4 million, respectively.

        Future amortization expense is estimated as follows:

(In thousands of dollars)
2011	$3,047
2012	1,928
2013	1,050
2014	1,024
2015	1,024
2016	988
Thereafter	6,504

Total	$15,565

NOTE 11.  Office Equipment and Leasehold Improvements

        Office equipment and leasehold improvements consists of the following at December 31:

	2010	2009
(In thousands of dollars)
Communications and data processing equipment	$3,671	$6,583
Furniture and fixtures	2,950	2,001
Leasehold improvements	1,751	5,051
Software	378	999

Total	8,750	14,634

Less: accumulated depreciation and amortization	2,097	11,565

Total office equipment and leasehold improvements, net	$6,653	$3,069

        In connection with the Company's move to its new headquarters during the second quarter of 2010, as further discussed in Note 16, fixed assets and leasehold improvements of approximately $10.9 million were retired, resulting in an expense of approximately $0.3 million. In addition, as a result of this move, the Company purchased approximately $3.8 million of fixed assets and leasehold improvements.

        Depreciation and amortization expense for the years ended December 31, 2010, 2009, and 2008, excluding the assets written-off as discussed above, was $1.6 million, $1.2 million, and $1.1 million, respectively.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.  Other Assets

        Other assets consists of the following at December 31:

	2010	2009
(In thousands of dollars)
Prepaid expenses	$4,003	$3,618
Deposits	4,731	4,182
Other	181	212

Total other assets	$8,915	$8,012

NOTE 13.  Subordinated Debt

        A select group of management and highly compensated employees were eligible to participate in the Company's Deferred Compensation Plan for Key Employees (the "Key Employee Plan"). The employees entered into subordinated loans with Gleacher Securities to provide for the deferral of compensation and employer allocations under the Key Employee Plan. The accounts of the participants of the Key Employee Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt were based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under the Key Employee Plan.

        Principal debt repayment requirements, which occur on about April 15th of each year, as of December 31, 2010, are as follows:

(In thousands of dollars)
2011	$108
2012	208
2013	185
2014	320
2015	63
2016	25

Total	$909

        FINRA has approved the net capital treatment of the Company's subordinated debt agreements disclosed above. Pursuant to these approvals, these amounts are allowable in Gleacher Securities' computation of net capital.

NOTE 14.  Mandatorily Redeemable Preferred Stock ("Series B Preferred Stock")

        On June 27, 2008, the Company entered into a Preferred Stock Purchase Agreement with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation ("Mast") for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Preferred Stock, and (ii) warrants to purchase 1,000,000 shares of the Company's common stock, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. The Series B Preferred Stock is recorded as a liability per ASC 480, "Distinguishing Liability from Equity." The warrant has been recorded as an equity instrument and initially valued using a Black-Scholes option pricing model. Refer to Note 15 for

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional information related to the Mast warrant and preemptive rights related to the Preferred Stock Purchase Agreement.

        The Preferred Stock Purchase Agreement and the Series B Preferred Stock included, among other things, certain negative covenants and other rights with respect to the operations, actions and financial condition of the Company and its subsidiaries so long as the Series B Preferred Stock remains outstanding. Cash dividends of 10% per annum were payable on the Series B Preferred Stock quarterly, while an additional dividend of 4% per annum accrued and was cumulative, if not otherwise paid quarterly at the option of the Company. The Series B Preferred Stock was subject to mandatory redemption on or before June 27, 2012, together with accrued but unpaid dividends.

        The redemption prices were as follows:

Date	Premium Call Factor
Prior to and including June 26, 2009	1.07
From June 27, 2009 to December 27, 2009	1.06
From December 28, 2009 to June 27, 2010	1.05
From June 28, 2010 to December 27, 2011	1.04
From December 28, 2011 to June 2012	1.00

        On September 28, 2010, the Company redeemed all of the issued and outstanding shares of its Series B Preferred Stock at a redemption price of approximately $26.6 million, representing par value, plus all unpaid dividends accruing subsequent to June 30, 2010 (the last payment date), multiplied by a premium call factor of 1.035. In connection with this redemption, the Company recorded a loss on extinguishment of approximately $1.6 million which included the impact of the premium call factor and the write-off of the remaining discount and deferred financing costs related to the Series B Preferred Stock. The warrants remained outstanding.

NOTE 15.  Stockholders' Equity

Dividends

        No dividends have been declared or paid on our common stock in the last two years.

Acquisition — Descap Securities, Inc.

        In connection with the Company's acquisition of Descap Securities, Inc. (now known as the MBS/ABS & Rates division of Gleacher Securities), the Company issued 549,476 shares of stock, which provided the Sellers the right (the "put right") to require the Company to purchase back the shares issued, at a price of $6.14 per share. Accordingly, the Company has previously recognized as temporary capital the amount that it would have been required to pay under the agreement. The Company also had the right to purchase back these shares from the Sellers at a price of $14.46 (the "call right"). As a result, the Company had classified the shares relating to the put and call rights as temporary capital. The put and call rights were to expire on the date upon which the final earn-out payment in connection with the acquisition was required to be made. The earn-out period ended on May 31, 2007 and the final earn-out payment was made on May 29, 2008. In June 2006, certain of the Sellers of Descap Securities, Inc. exercised their put rights and the Company repurchased 532,484 shares at $6.14 per share for the total amount of $3.3 million. The remaining put rights expired as of May 29, 2008. Subsequently, the Company reclassified the temporary capital to stockholders' equity.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rights Plan

        On March 27, 1998, the Board of Directors adopted a Stockholder Rights Plan. The rights were distributed as a dividend of one right for each share of the Company's common stock outstanding, with a record date of March 30, 1998. Management believed the Stockholder Rights Plan would deter coercive takeover tactics and strengthen the Company's ability to deal with an unsolicited takeover proposal.

        On May 14, 2007, in connection with the MatlinPatterson Global Opportunities Partners II ("MatlinPatterson") investment transaction, the Company amended the Rights Agreement. Pursuant to the Rights Amendment, the definition of an "Acquiring Person," as defined in the Rights Agreement, was amended to provide that MatlinPatterson, its affiliates or any group (as defined in Section 13(d) of the Exchange Act) in which it is a member would not become an Acquiring Person as a result of the execution and delivery of the Voting Agreements (as defined in the Investment Agreement) and the consummation of the transactions contemplated by the Investment Agreement. In addition, the definitions of "Distribution Date" and "Shares Acquisition Date," as defined in the Rights Agreement, were amended to provide that the execution and delivery of the Voting Agreements and the Investment Agreement and the consummation of the investment transaction contemplated by the Investment Agreement would not result in the occurrence of a Distribution Date or a Shares Acquisition Date.

        The rights expired on March 30, 2008.

Warrants

        In 2003, the Company issued Senior Notes dated June 13, 2003 for $10 million with a fixed interest rate of 8.5%, payable semiannually and maturing on June 30, 2010. After adjustments related to anti-dilutive provisions stemming from the MatlinPatterson and Mast investments there were 483,601 warrants issued to the purchasers of the Senior Notes, which were exercisable between $9.10 and $10.42 per share through June 13, 2010. The Senior Notes were paid in full in March 2006, while the warrants expired unexercised.

        As previously mentioned within Note 14, on June 27, 2008, the Company entered into the Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly issued unregistered shares of Series B Preferred Stock and (ii) warrants to purchase 1,000,000 shares of the Company's common stock, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million.

        The warrants are subject to customary anti-dilution provisions and expire June 27, 2012. Concurrently with the execution of the Preferred Stock Purchase Agreement, the Company and Mast entered into a Registration Rights Agreement, dated as of June 27, 2008 (the "Registration Rights Agreement"), with respect to the shares of the Company's common stock that are issuable to Mast pursuant to the warrant (the "Warrant Shares"). Pursuant to the Registration Rights Agreement, Mast has the right to request registration of the Warrant Shares if at any time the Company proposes to register common stock for its own account or for another, subject to certain exceptions for underwriting requirements. In addition, under certain circumstances Mast may demand a registration of no less than 300,000 Warrant Shares. The Company must register such Warrant Shares as soon as practicable and in any event within forty-five (45) days after the demand. The Company will bear all of the costs of all such registrations other than underwriting discounts and commissions and certain other expenses.

        Concurrently with the execution of the Preferred Stock Purchase Agreement, the Company and Mast entered into a Preemptive Rights Agreement (the "Preemptive Rights Agreement"). The Preemptive Rights Agreement provides that in the event that the Company proposes to offer or sell

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any equity securities of the Company below the current market price, the Company shall first offer such securities to Mast to purchase; provided, however, that in the case of equity securities being offered to MatlinPatterson, Mast shall only have the right to purchase its pro rata share of such securities (based upon common stock ownership on a fully diluted basis). If Mast exercises such right to purchase the offered securities, Mast must purchase all (but not a portion) of such securities for the price, terms and conditions so proposed. The preemptive rights do not extend to (i) common stock issued to employees or directors pursuant to a plan or agreement approved by the Board of Directors, (ii) issuance of securities pursuant to a conversion of convertible securities, (iii) stock splits or stock dividends or (iv) issuance of securities in connection with a bona fide business acquisition of or by the Company, whether by merger, consolidation, sale of assets, sale or exchange of stock or otherwise.

Deferred Compensation and Employee Stock Trust

        The Company has adopted or may hereafter adopt various nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company. Participants may elect under these plans to have the value of their plan accounts track the performance of one or more investment benchmarks available under the plans, including the Gleacher & Company Common Stock Investment Benchmark, which tracks the performance of the Company's common stock. With respect to the Gleacher & Company Common Stock Investment Benchmark, the Company contributed its common stock to a rabbi trust (the "Trust") that it has established in connection with meeting its related liability under the plans. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under its current plans.

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

Mast Private Placement

        On March 4, 2008 the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with MatlinPatterson, Mast and certain other individual investors for the issuance and sale of 11,579,592 newly issued unregistered shares of common stock of the Company, for an aggregate cash purchase price of approximately $19.7 million.

        Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of March 4, 2008 (the "Mast Registration Rights Agreement"), with Mast with respect to the 7.1 million shares that Mast purchased in the Private Placement (the "Mast Shares"). Pursuant to the Mast Registration Rights Agreement, the Company filed a registration statement within 30 days following March 4, 2008 with the SEC for the registration resale of the Mast Shares in an offering on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the "Mast Shelf Registration") which was declared effective. The Company agreed to bear all of the costs of the Mast Shelf Registration other than underwriting discounts and commissions and certain other expenses.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition — American Technology Research Holdings, Inc.

        In connection with the Company's acquisition of AmTech, the Company issued 2,676,437 shares of common stock of the Company subject to transfer restrictions lapsing ratably over the three years following the closing, and 323,563 shares of restricted stock to be issued pursuant to the Company's 2007 Incentive Compensation Plan (the "Incentive Plan"). In addition, 345,043 and 190,320 shares were issued in 2010 and 2009 in connection with the earnout payment for the year ending December 31, 2009 and 2008, respectively.

Acquisition — Gleacher Partners, Inc.

        In connection with the Company's acquisition of Gleacher Partners, Inc., the Company issued 23 million shares of Company common stock as part of the merger consideration. Refer to Note 9 for additional information related to this acquisition.

Registration Rights Agreement

        On June 5, 2009, upon the closing of the Gleacher Partners, Inc. transaction, the Company and Eric J. Gleacher entered into a registration rights Agreement (the "Registration Rights Agreement"). The Registration Rights Agreement entitles Mr. Gleacher, subject to limited exceptions, to have his shares included in any registration statement filed by the Company in connection with a public offering solely for cash, a right often referred to as a "piggyback registration right." Mr. Gleacher also has the right to require the Company to prepare and file a shelf registration statement to permit the sale to the public from time to time of the shares of Company common stock that Mr. Gleacher received on the closing of the transaction. However, the Company is not required to file the shelf registration statement prior to the third anniversary of the closing of the transaction. The Company has agreed to pay all expenses in connection with any registration effected pursuant to the Registration Rights Agreement. The Registration Rights Agreement may be amended with the consent of the Company and the written consent of the holders representing a majority of Company common stock that is registrable pursuant thereto.

Common Stock Offering

        On August 3, 2009, the Company completed an underwritten public offering of its common stock, consisting of 16,000,000 shares issued and sold by the Company and 11,025,000 shares sold by certain of the Company's existing stockholders. The proceeds to the Company from the offering, net of underwriting discounts and commissions, and after deducting payment of expenses related to the underwriting were approximately $93.3 million. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

Stock Repurchase

        On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program whereby the Company is authorized to purchase shares of its common stock for up to $25 million. Currently, the primary intended purpose of the repurchase program is to manage dilution related to employee share-based compensation grants. Stock purchases by the Company will be made from time to time in the open market or in privately negotiated transactions, if and when management determines to effect purchases. All stock repurchases by the Company shall be subject to the requirements of Rule 10b-18 promulgated under the Exchange Act. As of December 31, 2010, the Company had not repurchased any stock (See Note 25).

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.  Commitments and Contingencies

FA Technology Ventures

        As of December 31, 2010, the Company had a commitment to invest up to an additional $0.3 million in the Partnership. The period for new investments expired in July 2006; however, the general partner of the Partnership, FATV GP LLC (the "General Partner"), may make capital calls up on this commitment through July 2011 for additional investments in portfolio companies and for the payment of management fees. The Company intends to fund this commitment from operating cash flow.

        The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner include a former Director of the Company, Broadpoint Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and certain other employees of FATV. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received in respect of the Partnership's investment in a portfolio company.

        On April 30, 2008, the Company entered into a Transition Agreement (the "Transition Agreement") with FA Technology Ventures Corporation, FA Technology Holding, LLC and certain other employees of FA Technology Ventures Corporation, to effect a restructuring of the investment management arrangements relating to the Partnership and the formation of FA Technology Ventures III, L.P., a new venture capital fund ("Fund III"). Pursuant to the Transition Agreement, among other things, the Company was to make a capital commitment of $10 million to Fund III, and FA Technology Ventures Corporation was to cease advising the Partnership. The Transition Agreement provided that if the initial closing of Fund III did not occur on or before March 31, 2009, the Transition Agreement would automatically terminate. The initial closing of Fund III did not occur on or before March 31, 2009, and the Transition Agreement terminated in accordance with its terms.

AmTech — Contingent Consideration

        In connection with the Company's acquisition of AmTech in October 2008, the sellers have the right to receive earnout payments consisting of the profits earned by the Equities division for fiscal years through 2011 up to an aggregate of $15 million in such profits, and 50% of such profits in excess of $15 million. Based on the results of the Equities division during the years ended December 31, 2010 and 2009, there was $0.0 million and $2.7 million, respectively, of contingent consideration recorded as additional purchase price by an increase to Goodwill in the Consolidated Statements of Financial Condition.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Future minimum annual lease payments, and sublease rental income, are as follows:

	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
(In thousands of dollars)
2011	$7,720	$1,592	$6,128
2012	7,772	1,566	6,206
2013	7,729	1,508	6,221
2014	6,701	860	5,841
2015	6,089	502	5,587
Thereafter	49,269	—	49,269

Total	$85,280	$6,028	$79,252

        Rental expense, net of sublease rental income, for the years ended December 31, 2010, 2009 and 2008 approximated $8.9 million, $5.7 million, and $4.5 million, respectively. During the year ended December 31, 2010, in connection with the Company's office consolidation initiative, the Company's lease agreement for its new headquarters at 1290 Avenue of the Americas, New York, New York 10104 became effective. The year ended December 31, 2010 includes expenses associated with this initiative such as (i) a termination fee and related commissions of approximately $3.2 million associated with the Company's termination of its lease of the entire 31st floor of 12 East 49th Street, New York, New York 10017, which was recorded in the second quarter of 2010 and (ii) approximately $0.7 million representing the Company's remaining commitment associated with its Greenwich, Connecticut lease which has ceased being used as of November 2010.

Litigation

        On September 1, 2009, the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court") approved a settlement agreement whereby the Company finally concluded litigation begun in 1998. In 1998, the Company was named in lawsuits, by Lawrence Group, Inc. and certain related entities (the "Lawrence Parties") in connection with a private sale of Mechanical Technology Inc. stock from the Lawrence Parties that was approved by the Bankruptcy Court. The Company acted as placement agent in that sale, and a number of persons who were employees and officers of the Company at that time, who have also been named as defendants, purchased shares in the sale. The complaints alleged that the defendants did not disclose certain information to the sellers and that the price approved by the court was therefore not proper. The cases were initially filed in the Bankruptcy Court and the United States District Court for the Northern District of New York (the "District Court"), and were subsequently consolidated in the District Court. The District Court dismissed the cases, and that decision was subsequently vacated by the United States Court of Appeals for the Second Circuit, which remanded the cases for consideration of the plaintiffs' claims as motions to modify the Bankruptcy Court sale order. The plaintiffs' claims were referred back to the Bankruptcy Court for such consideration. In February 2009, the Bankruptcy Court dismissed the motions in their entirety (the "2009 Decision"). On September 1, 2009, the Bankruptcy Court approved a settlement agreement among all the parties whereby the Company paid the Lawrence Parties $100,000 and the 2009 Decision became a non-appealable, final judgment, and any appeals of the Decision were withdrawn with prejudice.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Due to the nature of the Company's business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings. These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities and employment matters. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company's financial position.

        The Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years securities firms have been subject to increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries. Periodically the Company and its subsidiaries receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The responses to these communications have in the past resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company's business. In addition, the Company is also subject to claims by employees alleging discrimination, harassment or wrongful discharge, among other things, and seeking recoupment of compensation claimed (whether for cash or forfeited equity awards), and other damages.

        From time to time, the Company may recognize a liability in its financial statements with respect to legal proceedings when incurrence of a loss is probable and the amount of loss is reasonably estimable. However, accurately predicting the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles. Based on currently available information, the Company does not believe that any current litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, results of operations and cash flows, although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company's operating results in that period.

Letters of Credit

        The Company is contingently liable under bank stand-by letter of credit agreements, executed in connection with office leases, totaling $4.3 million and $4.0 million at December 31, 2010 and 2009, respectively. The letter of credit agreements were collateralized by cash of $4.3 million and $4.0 million included in Other assets at December 31, 2010 and 2009, respectively.

Other

        The Company, in the normal course of business, provides guarantees to third parties with respect to the obligations of certain of its subsidiaries.

        In the normal course of business, Gleacher Securities guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. Gleacher Securities also indemnifies some clients against potential losses incurred in the event of non-performance by specified third-party service providers, including subcustodians. The maximum potential amount of future payments that Gleacher Securities could be required to make under these

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnifications cannot be estimated. However, Gleacher Securities has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future. Therefore, the Company has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

        The Company provides representations and warranties to counterparties in connection with a variety of transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties and occasionally other liabilities. The maximum potential amount of future payments that the Company could be required under these indemnifications cannot be estimated. However, the Company has historically made no material payments under these agreements and believes that it is unlikely it will have to make material payments in the future; therefore it has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

        The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business, which began in November 2010. The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted. At December 31, 2010, the Company had a deposit with the FICC of approximately $10.3 million which is recorded within Receivable from brokers, dealers and clearing organizations in the Company's Consolidated Statements of Financial Condition.

NOTE 17.  Income Taxes

        The components of income tax (benefit)/expense reflected in the Consolidated Statements of Operations are set forth below for the years ended December 31:

	2010	2009	2008
(In thousands of dollars)
Federal
Current	$1,834	$20,585	$—
Deferred	(11,802)	(19,784)	—
State and local
Current	2,613	4,903	2,424
Deferred	(5,642)	1,274	—
Foreign
Current	—	2	—
Deferred	—	122	—

Total income tax (benefit)/expense	$(12,997)	$7,102	$2,424

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is set forth below for the years ended December 31:

	2010	2009	2008
(In thousands of dollars)
Federal statutory rate — 35%	$(11,766)	$21,698	$(5,174)
(Decrease)/increase of deferred tax asset valuation allowance	—	(24,707)	5,170
State and local income taxes, net of federal income taxes	(2,492)	4,624	(1,205)
Uncertain tax positions	(1,205)	53	2,424
Series B Preferred Stock dividends	1,012	1,365	676
Provision to return adjustments	770	1,158	—
Compensation	(565)	780	281
Loss on extinguishment of Series B Preferred Stock	563	—	—
Meals and entertainment	313	329	156
Change in estimated state tax rates	281	1,431	—
Foreign income taxes	—	124	—
Other	92	247	96

Total income tax (benefit)/expense	$(12,997)	$7,102	$2,424

        The deferred tax assets and liabilities consisted of the following at December 31:

	2010	2009
(In thousands of dollars)
Deferred tax assets, net
Stock-based compensation	$28,780	$10,442
Net operating loss carryforwards	8,113	8,871
Intangible assets	(4,748)	(5,110)
Uncertain tax positions	831	1,219
Investments	(2,072)	(1,836)
Fixed assets	1,252	921
Accrued liabilities	412	638
Deferred revenues	293	417
Other	1,293	575

Total net deferred tax asset before valuation allowance	34,154	16,137
Less: valuation allowance	—	—

Total deferred tax assets, net	$34,154	$16,137

Deferred tax liabilities
State effect of intangible assets	$(2,179)	(1,743)
State effect of investments	(984)	(757)
Other	(227)	(317)

Total deferred tax liabilities	$(3,390)	$(2,817)

        No valuation allowance has been provided on the Company's DTAs as it is more likely than not that they will be realized. Such determination is based upon the projection of future taxable income, as well as the Company's ability to carry back any net operating losses generated in the near future from the reversal of temporary differences. During the year ended December 31, 2009, the Company

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

released the valuation allowance on its net deferred tax assets of $24.7 million because of, among other factors, the continued trend of improved profitability, the success of the Company's secondary offering, the completion of management's restructuring plan and the successful integration of the AmTech and Gleacher Partners, Inc. acquisitions.

        At December 31, 2010, the Company had federal net operating loss carryforwards of $20.1 million, which expire between 2023 and 2027. These net operating loss carryforwards have been reduced by the impact of an annual limitation described in the Internal Revenue Code Section 382. In general, the Internal Revenue Code Section 382 places an annual limitation on the use of certain tax attributes such as net operating losses. The annual limitation arose as a result of an ownership change which occurred on September 21, 2007. For state and local tax purposes, the Company's net operating loss carryforwards have expiration periods between 3 and 18 years and are also subject to various apportionment factors and limitations on utilization.

        The following table summarizes the activity related to the Company's unrecognized tax benefits:

(In thousands of dollars)
Balance December 31, 2008	$3,427
Acquired tax position — Gleacher acquisition	2,590

Balance December 31, 2009	$6,017
Decreases related to settlements	(2,198)
Decreases related to expiration of statute of limitations	(503)
Gross decreases related to prior year's tax positions	(165)
Gross increases related to prior year's tax positions	122

Balance December 31, 2010	$3,273

        The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate are $2.6 million. We currently anticipate that total unrecognized tax benefits will decrease by an amount between $0.0 million and $2.1 million in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations.

        The Company recognizes interest and penalties as a component of income tax expense. During the year ended December 31, 2010, 2009 and 2008, the Company recognized $0.3 million, $0.1 million and $0.1 million, respectively, of interest expense as a component of income tax expense. The Company had approximately $0.3 million and $0.3 million for the payment of interest and penalties accrued at December 31, 2010 and 2009, respectively.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. During the year ended December 31, 2010, the Company settled its New York State audit for the tax years 2004 through 2006. As of December 31, 2010, with few exceptions, the Company and its subsidiaries were no longer subject to U.S. federal tax or state and local income tax examinations for years before 2006. The Company began an audit with New York City in December 2010 for the tax years 2006 through 2008.

NOTE 18.  Stock-Based Compensation Plans

        The Company has established the Incentive Plan and the 2003 Non-Employee Directors Plan ("2003 Directors Plan"), (referred to herein as the "Plans") pursuant to which employees and non-employees of the Company have been awarded stock options, restricted stock and/or restricted stock units, which expire at various times through 2015. The Company generally issues treasury shares

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in connection with option exercises, restricted stock awards or the settlement of vested restricted stock units to the extent there are adequate shares in treasury to satisfy such activity.

        The following is a recap of all Plans as of December 31, 2010:

Shares authorized for issuance	50,377,467

Share awards used:
Stock options granted and outstanding	6,099,403
Restricted stock awards granted and unvested	11,410,496
Restricted stock units granted and unvested	6,191,334
Restricted stock units granted and vested	2,266,885

Total share awards used	25,968,118

Shares available for future awards*	24,409,349

*
Excludes approximately 6.1 million shares for awards to be granted in February 2011, in connection with year-end compensation for 2010.

        For the years ended December 31, 2010, 2009 and 2008, total stock-based compensation expense was $54.3 million, $13.9 million and $8.3 million, respectively, and the related tax benefit recognized in the Consolidated Statements of Operations was $23.7 million, $5.4 million and $0.0 million, respectively. Included within stock-based compensation expense for the year ended December 31, 2010 is approximately $34.2 million related to specific matters occurring during the year as further discussed below.

        During the fourth quarter of 2010, the Company modified the vesting terms of restricted stock and restricted stock units previously granted in connection with year-end bonuses to allow for continued vesting of such awards so long as the grantee's employment is not terminated for "cause" and the grantee does not compete or engage in certain other actions potentially harmful to the Company. Previously, unvested equity awards granted in connection with year-end bonuses would be forfeited if the grantee's employment with the Company were to terminate before vesting, with limited exceptions. Subject to the discretion of the Company's Executive Compensation Committee of the Board of Directors, which administers the Plans, the Company intends to apply this policy prospectively, including with respect to equity awards to be granted as part of total annual compensation for services in 2010. In addition, similar modifications were made to certain equity awards previously granted in connection with 2008 and 2009 year-end compensation (excluding outstanding awards held by executive officers of the Company), which is applicable to terminations of employment after December 31, 2010. These changes resulted in approximately $6.7 million of expense that previously had been expected to be recognized in future periods instead being recognized in the fourth quarter of 2010.

        In addition, during the year ended December 31, 2010, the Company recognized stock-based compensation expense of (i) approximately $12.7 million related to the remaining amortization of the former Chief Executive Officer's ("CEO") and the former Chief Financial Officer's ("CFO") outstanding equity awards since the dates of their separations during the first quarter of 2010 and (iii) approximately $2.3 million as a result of a modification to fully vest a senior executive's unvested restricted stock units and options in connection with a letter agreement regarding the senior executive's continued employment that was entered into with the Company on September 21, 2010.

        Compensation expense for the years ended December 31, 2010 and 2009 also includes $12.5 million and $1.5 million, respectively, of expense related to liability classified awards which is

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded within Accrued compensation in the Consolidated Statements of Financial Condition. At December 31, 2010, the total compensation expense related to non-vested awards (which are expected to vest) not yet recognized is $35.2 million, which is expected to be recognized over the remaining weighted average vesting period of 2.7 years.

        The actual tax benefit realized for the tax deductions for share-based compensation was $9.0 million and $7.4 million for the years ended December 31, 2010 and 2009, respectively. The Company did not realize any tax deductions for share-based compensation for the year ended December 31, 2008 as the Company had net operating losses and any such tax benefits would have been a component of the net operating loss carryforwards.

        The Incentive Plan provides for awards in a variety of forms, including, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, or other restricted stock and restricted stock units. The Incentive Plan imposes a limit on the number of shares of the Company's common stock that may be subject to awards. On February 6, 2008, the Company's Board of Directors authorized, and on June 5, 2008, the Company's stockholders approved, an additional 10,675,000 shares for issuance pursuant to the Incentive Plan. On April 16, 2009, in connection with amending and restating the Incentive Plan, the Company's Board of Directors authorized and on June 16, 2009, the Company's stockholders approved an additional 5 million shares for issuance pursuant to the Incentive Plan. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards, under the Incentive Plan and under the pre-existing plans, plus the number of shares subject to the award being granted do not exceed the sum of (i) 25% of the number of shares of common stock issued and outstanding immediately prior to the grant plus (ii) 15.675 million shares.

        The 2003 Directors Plan allows awards in the form of stock options and restricted shares. The 2003 Directors Plan imposes a limit on the number of shares of our common stock that may be subject to awards. On April 16, 2009, in connection with amending and restating the 2003 Directors Plan, the Company's Board of Directors authorized and on June 16, 2009, the Company's stockholders approved, increasing the number of shares available for issuance from 100,000 to 2,000,000 shares.

        Options:    Options granted under the Plans established by the Company have been granted with exercise prices not less than fair market value of the Company's common stock on the date of grant, as defined in each Plan, vest over a maximum of five years, and expire five to ten years after grant date.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Unvested options are generally forfeited upon termination of employment, with limited exceptions. Option transactions for the three year period ended December 31, 2010 under the Plans were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2007	1,035,962	$8.24
Options granted	7,095,000	2.40
Options exercised	—	—
Options forfeited/expired	(739,966)	9.43

Balance at December 31, 2008	7,390,996	$2.51
Options granted	256,702	4.52
Options exercised	(2,539,999)	1.88
Options forfeited/expired	(480,388)	4.04

Balance at December 31, 2009	4,627,311	$3.29
Options granted	2,722,092	2.55
Options exercised	(1,250,000)	2.31
Options forfeited/expired	—	—

Balance at December 31, 2010	6,099,403	$3.16

        For the years ended December 31, 2010, 2009 and 2008, the total intrinsic value of options exercised was $2.3 million, $11.0 million and $0.0 million, respectively. No cash was received from the exercise of options, as a result of cashless exercises where shares were withheld to cover the exercise amount and taxes. At December 31, 2010, the 6.1 million outstanding options had a remaining average contractual term of 4.9 years and had an intrinsic value of $0.1 million. At December 31, 2010, there were 3.2 million exercisable options that had a remaining average contractual term of 4.4 years and had an intrinsic value of zero as they were all out of the money.

        The following table summarizes information about stock options outstanding under the Plans at December 31, 2010:

	Outstanding			Exercisable
Exercise Price Range	Shares	Average Life (years)	Average Exercise Price	Shares	Average Exercise Price
$1.97	300,000	9.6	$1.97	—	$—
$2.49	2,000,000	5.9	2.49	650,000	2.49
$3.00	1,700,000	4.1	3.00	1,064,999	3.00
$3.57	172,092	5.4	3.57	100,386	3.57
$4.00	1,750,000	4.0	4.00	1,216,666	4.00
$4.61-$7.35	177,311	3.3	5.47	177,311	5.47

Total	6,099,403	4.9	$3.16	3,209,362	$3.43

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Black-Scholes option pricing model is used to determine the fair value of options granted. For year ended December 31 of each respective year, significant assumptions used to estimate the fair value of share based compensation awards include the following:

	2010	2009	2008
Expected term*	3.70	6.00	6.00
Expected volatility	89.9%	57.8%	54%
Expected dividends	—	—	—
Risk-free interest rate	1.0%	3.0%	2.1%

*
The Company utilized the simplified method for calculating the expected term assumption for the years 2010, 2009 and 2008, as prescribed by ASC 718, due to insufficient historical stock option exercise experience.

        Restricted Stock Awards/Restricted Stock Units:    Restricted stock awards and restricted stock units under the Plans have been valued at the market value of the Company's common stock as of the grant date and expensed over the service period. Awards granted which are not related to year-end compensation are amortized over the period in which the restrictions are outstanding, which is typically 3-5 years. Stock compensation expense associated with grants with performance conditions is recognized when it becomes probable that such performance conditions will be achieved. During 2009, performance awards were granted to the former CEO whose ultimate number of restricted stock units to be received was determined based upon the Company's pre-tax return on equity. No such awards were granted in 2010.

        Restricted stock awards/restricted stock units for the three year period ended December 31, 2010, under the Plans were as follows:

	Unvested Restricted Stock Awards	Weighted Average Grant-Date Fair Value Restricted Stock	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Restricted Stock Units
Balance at December 31, 2007	87,882	$4.96	4,455,000	$1.54
Granted	7,372,060	1.89	3,643,214	2.04
Vested	(48,316)	4.30	(1,385,000)	1.54
Forfeited	(74,080)	1.37	(410,000)	1.57

Balance at December 31, 2008	7,337,546	$1.90	6,303,214	$1.80
Granted	5,675,544	5.53	3,786,558	4.55
Vested	(1,587,283)	1.99	(2,416,062)	1.69
Forfeited	(221,262)	2.25	(600,001)	2.43

Balance at December 31, 2009	11,204,545	$3.72	7,073,709	$3.05
Granted	3,715,133	3.36	3,521,315	3.08
Vested	(2,590,114)	3.57	(3,831,886)	2.58
Forfeited	(919,068)	4.23	(571,804)	4.39

Balance at December 31, 2010	11,410,496	$3.60	6,191,334	$3.22

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The total fair value of awards vested, based on the market value of the stock on the vest date, during the years ended December 31, 2010, 2009, and 2008 was $18.3 million, $20.4 million, and $4.4 million, respectively.

Other

        At December 31, 2010 and December 31, 2009, there was approximately $0.6 million and $1.0 million, respectively, of accrued compensation within the Consolidated Statements of Financial Condition related to deferred compensation plans provided by the Company, which will be paid out between 2011 and 2016. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under these plans.

NOTE 19.  Net Capital Requirements

        During the second quarter of 2010, the Company merged its subsidiary, Broadpoint AmTech, Inc., with and into Gleacher Securities. Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the "Net Capital Rule"), as well as the Commodity Futures Trading Commission's net capital requirements ("Regulation 1.16"), which require the maintenance of a minimum net capital. Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities. Based upon the activities of Gleacher Securities, its minimum requirement under Regulation 1.16 is the same as under the Net Capital Rule. As of December 31, 2010, Gleacher Securities had net capital, as defined by both the Net Capital Rule and Regulation 1.16, of $36.5 million, which was $36.0 million in excess of the $0.5 million required minimum net capital.

        Gleacher Partners, LLC is also subject to the Net Capital Rule, which requires the maintenance of minimum net capital. Gleacher Partners, LLC has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater. As of December 31, 2010, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.8 million, which was $0.5 million in excess of the $0.25 million required minimum net capital.

NOTE 20.  Trading Activities

        As part of its trading activities, the Company provides brokerage and underwriting services to its institutional clients. Trading activities are primarily generated by client order flow resulting in the Company taking positions in order to facilitate institutional client transactions. Interest revenues and expenses are integral components of trading activities. In assessing the profitability of trading activities, the Company views net interest and principal transactions revenues in the aggregate. Certain trading activities expose the Company to market, credit and liquidity risks.

Market Risk

        As of December 31, 2010, the Company had approximately $86.5 million of securities owned which were considered non-investment grade. Non-investment grade securities are defined as debt and preferred equity securities rated as BB+ or lower or equivalent ratings by recognized credit rating agencies. These securities have different risks than investment grade rated investments because the companies are typically more highly leveraged and therefore more sensitive to adverse economic conditions and the securities may be more thinly traded or not traded at all.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Market risk represents the risk of loss that may result from the potential change in the value of our trading or investment positions as a result of fluctuations in interest rates, prepayment speeds, credit spreads and equity prices, as well as changes in the implied volatility of interest rates and equity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures cover both non-derivative and derivatives instruments to include all market-risk-sensitive financial instruments. The Company's exposure to market risk is primarily related to principal transactions executed in order to facilitate customer trading activities. The following discussion describes the types of market risk faced by the Company:

  Interest Rate Risk:    In connection with trading activities, the Company is exposed to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve. Interest rate risk exposure is a result of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. These financial instruments include agency mortgage-backed securities, debt securities issued by U.S. Government and federal agency obligations, non-agency mortgage-backed securities, corporate debt and preferred stock.

  Prepayment Risk:    Prepayment risk arises from the possibility that the rate of principal repayment on mortgages will fluctuate, affecting the value of mortgage-backed securities. Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans and turnover in housing ownership. Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of the Company's net interest income, the valuations of mortgage-backed securities in inventory and the effectiveness of our interest rate hedging. Prepayments of mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are uncertain. Prepayment experience also may be affected by the conditions in the housing and financial markets, including the Government Sponsored Entities buying back delinquent loans at par, as well as, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The purchase prices of mortgage-backed securities are generally based in part upon assumptions regarding the expected rates of prepayments.

  Credit Spread and Credit Rating Risk:    The Company actively makes markets in various credit instruments, including corporate bonds (both high yield and investment grade), emerging market debt and structured securities (MBS/ABS/CMBS/CDO/CLO). As a consequence, the Company is exposed to credit spreads and credit rating changes in these markets. Credit spread and credit rating risk results from changes in the level or volatility of credit spreads, either as a result of macro market conditions (e.g., risk aversion sentiment) or from idiosyncratic development of certain debt issuers or their sectors.

  Liquidity Risk:    Liquidity risk is the risk that it takes longer or it is more costly than anticipated to sell inventory to raise cash due to adverse market conditions.

  Equity Price Risk:    Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock. The Company does not maintain significant net long or short equity securities positions and is therefore not exposed to significant equity price risk.

        The Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements at December 31, 2010 and 2009 at market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 2010 and 2009.

        Refer to Item 7A within this Form 10-K titled "Quantitative and Qualitative Disclosures About Market Risk" for a discussion regarding how the Company manages such risks.

Concentrations of Credit and Liquidity Risk

        Concentrations of credit risk can be affected by changes in political, industry, or economic factors. The Company's most significant industry credit concentration is with financial institutions. Financial institutions include other brokers and dealers, commercial banks, finance companies, insurance companies and investment companies. This concentration arises in the normal course of the Company's brokerage, trading, financing, and underwriting activities. To reduce the potential for concentration of risk, credit exposures are monitored in light of changing counter party and market conditions.

        The Company may also purchase securities that are individually significant positions within its inventory. Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold.

        The majority of securities transactions of customers of the Company's broker-dealer subsidiary, Gleacher Securities, are cleared through third parties under clearing agreements. Under these agreements, the clearing agents settle customer securities transactions, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.

        Refer to Note 16 within the section labeled "Other" for additional information regarding credit risks of the Company.

NOTE 21.  Segment Analysis

        As discussed and implemented in the second quarter of 2010, in order to more clearly report the results of the Company's reportable segments based upon the nature of the revenues generated, which is how the segments are evaluated, current and prior period results have been revised to reclassify investment banking revenues and related expenses which were previously presented within MBS/ABS & Rates, Corporate Credit, Equities and Other into the Investment Banking reportable segment. Prior period disclosures and financial information have been adjusted to conform to this presentation.

        Currently, we operate our businesses through the following five business segments:

  •
  MBS/ABS & Rates (formerly known as Descap) —  This division provides sales, trading, banking, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues are generated from spreads on principal transactions executed to facilitate trades for clients. Revenues are also generated from interest income on securities held primarily for the purpose of facilitating customer trading.

  •
  Corporate Credit (formerly known as Debt Capital Markets) —  This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to corporate and institutional investor clients. Revenues are generated primarily from spreads on principal and riskless principal transactions, as well as,

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    commissions on transactions executed on behalf of clients. In addition, revenues are also generated on a smaller scale from interest income on securities held for the primary purpose of facilitating customer trading. The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distributions.

  •
  Investment Banking —  This division provides a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and recapitalizations and capital markets related matters. This division provides focused, tailored advice and services to companies considering the sale or acquisition of a division, certain assets or the entire company and also offers expertise on matters such as corporate defense takeover advisory and other special situations. In addition, the division provides debt and equity capital raising solutions for corporate clients which take into consideration the overall impact of such solutions on the client, including with respect to capital structure, corporate strategic initiatives and investor base.

  •
  Equities —  This division provides timely and focused research in a select number of industry sectors. The division identifies value-added investment ideas through in-depth primary research on sectors and individual securities with a focus on providing money-making as well as money-saving ideas to institutional clients. Revenues are generated primarily through cash commissions on customer trades in equity securities and hard-dollar fees for research. In addition, revenues are generated on riskless principal transactions through the division's recently commenced market making activities in certain equity securities.

  •
  Other —  The Company's Other division includes investment gains/(losses) and fees related to the Company's investment in and management of FATV. In addition, its results also include amortization of intangible assets from business acquisitions and costs related to corporate overhead and support, including various fees associated with financing, legal and settlement expenses.

        The Company's sales and trading revenues consist of revenues derived from commissions, principal transactions and other fee related revenues. Investment banking consists of revenues derived from capital raising and financial advisory services. Investment gains/(losses) primarily reflect gains and losses on the Company's FATV investment. Certain expenses not directly associated with specific reportable business segments were not allocated to each reportable business segment's net profits. These expenses are reflected in the Other segment.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Information concerning operations in these segments is as follows: for the year ended December 31:

	2010	2009	2008
(In thousands of dollars)
Net revenues
MBS/ABS & Rates
Sales and trading	$77,114	$117,702	$41,114
Interest income	55,565	45,229	19,197
Interest expense	(15,535)	(18,567)	(9,505)

Total MBS/ABS & Rates	117,144	144,364	50,806

Corporate Credit
Sales and trading	79,430	113,647	54,410
Interest income	1,878	946	2,328
Interest expense	(632)	(205)	(694)

Total Corporate Credit	80,676	114,388	56,044

Equities
Sales and trading	22,315	23,201	10,533
Interest income	12	28	8
Interest expense	(25)	—	—

Total Equities	22,302	23,229	10,541

Investment Banking
Investment banking	45,347	46,156	16,696
Other	90	168	—

Total Investment Banking	45,437	46,324	16,696

Other
Investment gains/(losses), net	7	5,698	(1,115)
Sales and trading	620	1,406	1,429
Interest income	(151)	187	413
Interest expense	(3,476)	(3,944)	(2,177)
Interest expense — Intersegment allocations	8,325	10,193	1,664

Total Other	5,325	13,540	214

Total net revenues	$270,884	$341,845	$134,301

(Loss)/income before income taxes and discontinued operations
MBS/ABS & Rates	$32,597	$56,283	$21,021
Corporate Credit	1,782	14,876	5,392
Equities	(7,119)	1,427	(9,214)
Investment Banking	2,084	12,031	938
Other	(62,957)	(22,623)	(32,943)

(Loss)/income before income taxes and discontinued operations	$(33,613)	$61,994	$(14,806)

        The Company's segments financial policies are the same as those described in Note 1. Assets have not been reported by segment, as such information is not utilized by the chief operating decision maker. All assets and operations are located in the United States.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.  Related Party Transactions

        From time to time, in the ordinary course of its business, the Company provides investment banking services and brokerage services to MatlinPatterson, a significant stockholder of the Company, or its affiliated persons or entities.

        Investment banking revenues from related parties reported in the Consolidated Statement of Operations represents $1.9 million and $9.6 million of fees earned for the years ended December 31, 2010 and 2009, respectively, for underwriting and advisory engagements performed for MatlinPatterson or its affiliated persons or entities.

        For the years ended December 31, 2010 and 2009, MatlinPatterson paid $0.1 million and $0.4 million, respectively to Gleacher Securities for brokerage services provided to MatlinPatterson or its affiliated persons or entities. These revenues are included in Principal transactions in the Consolidated Statements of Operations.

        During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax. The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities, which is collateralized by shares of its common stock held in an escrow account that was established at the closing of the Company's acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations. During the third quarter of 2010, the Company reduced this indemnification claim by approximately $0.8 million based upon the resolution of certain tax years related to this matter. This amount is recorded within Other expenses within the Consolidated Statement of Operations, with an offsetting tax benefit recorded due to the reduction in the unrecognized tax benefit. During the fourth quarter of 2010, the Company reclaimed approximately $0.7 million of shares of common stock from the escrow account in connection with the resolution of certain tax years in the third quarter of 2010. The Company does not believe, in any event, that the remaining open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations. The Company's receivable for this indemnification claim at December 31, 2010 and 2009 was approximately $1.3 million and $2.5 million, respectively.

        In connection with the acquisition of Gleacher Partners, Inc., the Company has agreed to pay $10 million to the selling parties over five years after closing the Transaction, subject to acceleration under certain circumstances. During the year ended December 31, 2010, the Company paid approximately $4.9 million of this obligation. The remaining obligation of $5.1 million as of December 31, 2010 is recorded as a liability within the Company's Consolidated Statements of Financial Condition.

        As further discussed in Note 16, in connection with the Company's acquisition of AmTech, the Company has accrued contingent consideration of $0.0 million and $2.9 million, as of December 31, 2010 and 2009, respectively, within the Consolidated Statements of Financial Condition. In connection with this arrangement, the Company paid the former stockholders of AmTech, in the first quarter of 2010, approximately $1.4 million and issued approximately 345,000 shares of common stock resulting in an increase of Additional paid-in capital of approximately $1.5 million.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Details on the amounts receivable from or payable to these various related parties are below:

	December 31, 2010		December 31, 2009
(In thousands of dollars)
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$1,305		$2,549
MatlinPatterson — Investment Banking	940		378
MatlinPatterson — Other	—		44

Total Receivables from related parties	$2,245		$2,971

Payables to related parties
Former stockholders of Gleacher Partners, Inc.	$4,986	*	$9,778
Former stockholders of AmTech	—		2,900

Total Payables to related parties	$4,986		$12,678

*
Represents the present value of the Company's approximately $5.1 million remaining obligation.

NOTE 23.  Discontinued Operations

        The Company continues to report the receipt and settlement of pending contractual obligations related to previously reported discontinued operations. Any such activity in the years ended December 31, 2010, 2009 and 2008 is not material and relates to transactions consummated prior to the year beginning January 1, 2008.

NOTE 24.  Restructuring

        In 2007, the Company implemented a restructuring plan to properly size the Company's infrastructure with its then current level of activity. The Company completed its restructuring plan to properly size its infrastructure in the third quarter of 2008.

        The following table summarizes the restructuring charges incurred by the Company for the year ended December 31, 2008 follows:

Year Ended December 31,
2008
(In thousands of dollars)
Severance	$1,056
Real estate exit costs	2,104
Asset impairments	1,146
Other	9

Total restructuring charges	$4,315

        In connection with the plan, the Company had a liability remaining of approximately $1.0 million at December 31, 2010, most of which relates to real estate exit/impairment costs, net of subleases. These real estate leases will expire in 2015.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following tables summarize the changes in the Company's liability relating to the plan for the year ended December 31, 2010:

(In thousands of dollars)
Balance, December 31, 2008	$1,416
Lease payments, net	1,262
Payment of exit expenses	(1,977)
Real estate revaluation	188

Balance December 31, 2009	$889
Lease payments, net	(34)
Payment of exit expenses	(5)
Real estate revaluation	100

Balance, December 31, 2010	$950

NOTE 25.  Subsequent Events

Acquisition — ClearPoint Funding, Inc.

        On January 3, 2011, the Company completed its acquisition of ClearPoint Funding, Inc. ("ClearPoint"). Pursuant to the related Stock Purchase Agreement, a newly formed subsidiary of the Company, Descap Mortgage Funding, LLC ("Descap LLC"), paid approximately $0.3 million of cash as transaction consideration for all of the issued and outstanding shares of capital stock of ClearPoint. Descap LLC is also obligated to pay the former stockholder of ClearPoint no more than approximately $2.0 million on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder. The Company anticipates recording a bargain purchase gain as the majority of the consideration payable to the former stockholder will be recognized as compensation expense for future services. Therefore, no goodwill is expected to be recognized.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The ClearPoint acquisition is being accounted for under the acquisition method of accounting in accordance with ASC 805, "Business Combinations." The following condensed statement of net assets acquired reflects the preliminary value assigned to ClearPoint's net assets as of the acquisition date:

Preliminary Condensed Statement of Net Asset Acquired	January 3, 2011
(In thousands of dollars)
Assets
Cash and cash equivalents	$875
Restricted cash	2,421
Loans held for sale	45,072
Derivative assets	1,229
Intangible assets*	1,856
Other assets	1,301

Total assets acquired	$52,754

Liabilities
Warehouse loan payable	$44,803
Accrued expenses and other liabilities	5,027

Total liabilities assumed	$49,830

Net assets acquired	$2,924

*
Consists primarily of customer relationships with an estimated useful life of 8 years.

        The following table presents unaudited pro forma information as if the acquisition of ClearPoint had occurred on January 1, 2009:

	Year Ended December 31,
Unaudited Pro Forma Condensed Combined Financial Information	2010	2009
(In thousands of dollars)
Net revenues	$282,666	$353,305

Total expenses (excluding interest)	319,360	301,757

(Loss)/income from continuing operations before income taxes	(36,694)	51,548

Income tax (benefit)/expense	(14,346)	2,527

(Loss)/income from continuing operations	(22,348)	49,021
(Loss)/income from discontinued operations, (net of taxes) (see Note 23)	(5)	28

Net (loss)/income	$(22,353)	$49,049

        The unaudited pro forma results include the impact of amortizing certain purchase accounting adjustments such as intangible assets, as well as compensation expense related to the transaction consideration payable to the former stockholder of ClearPoint, contingent upon continued employment. The pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions, or other factors.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase

        In connection with the stock repurchase program previously discussed in Note 15 within the section labeled "Stock Repurchase," as of March 15, 2011, the Company had purchased approximately 2.9 million shares of common stock for approximately $5.8 million.

GLEACHER & COMPANY, INC.

SUPPLEMENTARY DATA
SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands of dollars, except for per share data)

	2010 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$82,790	$57,293	$67,982	$74,162
Interest expense	3,487	2,760	2,937	2,159

Net revenues	79,303	54,533	65,045	72,003
Total expenses (excluding interest)	81,354	61,568	67,509	94,066

(Loss)/income before income taxes	(2,051)	(7,035)	(2,464)	(22,063)
Income tax (benefit)/expense	(1,843)	(1,800)	272	(9,626)

(Loss)/income from continuing operations	(208)	(5,235)	(2,736)	(12,437)
(Loss)/income from discontinued operations, net of taxes	(3)	(2)	—	—

Net (loss)/income	$(211)	$(5,237)	$(2,736)	$(12,437)

Net (loss)/income per common and common equivalent share
Basic
Continuing operations	$0.00	$(0.04)	$(0.02)	$(0.10)
Discontinued operations	—	—	—	—

Net (loss)/income per share	$0.00	$(0.04)	$(0.02)	$(0.10)

Dilutive
Continuing operations	$0.00	$(0.04)	$(0.02)	$(0.10)
Discontinued operations	—	—	—	—

Net (loss)/income per share	$0.00	$(0.04)	$(0.02)	$(0.10)

        The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

GLEACHER & COMPANY, INC.

SUPPLEMENTARY DATA
SELECTED QUARTERLY FINANCIAL DATA
(Unaudited) — (Continued)
(In thousands of dollars, except for per share data)

	2009 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$73,894	$96,550	$100,251	$83,673
Interest expense	3,334	3,805	2,927	2,457

Net revenues	70,560	92,745	97,324	81,216
Total expenses (excluding interest)	61,224	73,730	78,257	66,640

Income/(loss) before income taxes	9,336	19,015	19,067	14,576
Income tax expense/(benefit)	4,357	2,880	(4,892)	4,757

Income/(loss) from continuing operations	4,979	16,135	23,959	9,819
Income/(loss) from discontinued operations, net of taxes	42	(14)	—	—

Net income/(loss)	$5,021	$16,121	$23,959	$9,819

Net income/(loss) per common and common equivalent share
Basic
Continuing operations	$0.07	$0.19	$0.22	$0.08
Discontinued operations	—	—	—	—

Net income/(loss)	$0.07	$0.19	$0.22	$0.08

Dilutive
Continuing operations	$0.06	$0.18	$0.20	$0.08
Discontinued operations	—	—	—	—

Net income/(loss)	$0.06	$0.18	$0.20	$0.08

        The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, the Company's management, with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act). Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company's internal controls over financial reporting occurred during the fourth quarter of the Company's fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

        The Company's independent registered public accounting firm has audited and issued a report on the Company's internal control over financial reporting, which appears herein.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item with respect to our directors, our executive officers, our Audit Committee and Audit Committee financial expert, our compliance with Section 16(a) of the Exchange Act and our code of ethics for senior officers will be contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 2011. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained under the caption "Compensation Discussion and Analysis," "Compensation of Executive Officers," "Director Compensation For Fiscal Year 2010," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation Committee Report" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 2011. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 2011. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Directory Independence

        The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 2011. Such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information with respect to fees and services related to the Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee's pre-approval policies and procedures will be contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Gleacher & Company, Inc. to be held May 19, 2011, and are incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedule

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (a) (3) Exhibits included herein

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated May 27, 2010, by and between Broadpoint Gleacher Securities Group, Inc. and Gleacher & Company, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 28, 2010 and incorporated herein by reference).
3.1
Amended and Restated Certificate of Incorporation of Gleacher & Company, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 28, 2010 and incorporated herein by reference).
3.2
Amended and Restated Bylaws of Gleacher & Company, Inc., effective October 27, 2010 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed November 8, 2010 and incorporated herein by reference).
4.1
Specimen Certificate of Common Stock, par value $.01 per share of Gleacher & Company, Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 28, 2010 and incorporated herein by reference).
4.2
Registration Rights Agreement, dated as of September 21, 2007, by and among First Albany Companies Inc., MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference).
4.3
Amendment No. 1 to Registration Rights Agreement dated as of March 4, 2008 by and among the Company, MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).

Exhibit Number	Description
10.1†	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees effective January 1, 2005. (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.2†	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended. (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.3†
Broadpoint Securities Group, Inc. Senior Management Bonus Plan effective January 1, 2008 (filed as Exhibit B to the Company's Proxy Statement on Schedule 14A filed April 28, 2008 and incorporated herein by reference).
10.4†
First Albany Companies Inc. 2001 Long Term Incentive Plan dated October 18, 2001 (filed as Exhibit 99.A to the Company's Registration Statement on form S-8 filed July 31, 2002 (File No. 333-97467) and incorporated herein by reference).
10.5†
First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees effective January 1, 2005 (filed as Exhibit 4(f) to the Company's Registration Statement on Form S-8 filed January 10, 2005 (File No. 333-121928) and incorporated herein by reference).
10.6†*	Restricted Share Award Agreement dated June 30, 2006 between First Albany Companies Inc. and Peter McNierney
10.7†*	Form of Restricted Stock Agreement pursuant to the Gleacher & Company, Inc. 2003 Non-Employee Directors' Stock Plan
10.8
Asset Purchase Agreement dated as of March 6, 2007 among DEPFA BANK plc, First Albany Capital Inc., and First Albany Companies Inc. (filed as Exhibit 10.29 to the Company's Current Report on Form 10-Q filed May 10, 2007 and incorporated herein by reference).
10.9
Investment Agreement dated as of May 14, 2007 between First Albany Companies Inc. and MatlinPatterson FA Acquisition LLC (filed as Exhibit 10.3 to the Company's Current Report on Form 8-k filed May 15, 2007 and incorporated herein by reference).
10.10†
Employment Agreement dated as of May 15, 2007 by and between First Albany Companies Inc. and Peter McNierney (filed as exhibit 10.38 to the Company's Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference).
10.11†
Form of Restricted Stock Unit Agreement pursuant to the 2007 Incentive Compensation Plan (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference).
10.12†
Employment Agreement dated as of September 21, 2007 by and between First Albany Companies Inc. and Lee Fensterstock. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference).
10.13
Fully Disclosed Clearing Agreement dated February 26, 2008 by and between Broadpoint Capital, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 3, 2008 and incorporated herein by reference).
10.14*	Proprietary Account Supplement dated November 12, 2010 to the Fully Disclosed Clearing Agreement dated February 26, 2008 by and between Gleacher & Company Securities, Inc. and Pershing LLC.

Exhibit Number	Description
10.15†	2007 Incentive Compensation Plan Restricted Stock Units Agreement dated as of March 4, 2008 between the Company and Lee Fensterstock (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
10.16†
Employment Agreement dated as of March 14, 2008 by and between Broadpoint Securities Group, Inc. and Robert Turner (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 14, 2008 and incorporated herein by reference).
10.17
Non-Compete and Non-Solicit Agreement dated as of March 14, 2008 by and between Broadpoint Securities Group, Inc. and Robert Turner (filed as exhibit 10.2 to the Company's Current Report on Form 8-K filed March 14, 2008 and incorporated herein by reference).
10.18	Restricted Stock Unit Agreement between the Company and Robert Turner (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.19
Description of Non-Employee Director Compensation As Set By Board of Directors — Effective September 21, 2007, (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference).
10.20†
Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.70 to the Company's Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference).
10.21
Addendum to Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference).
10.22
Fully Disclosed Clearing Agreement dated April 21, 2008 by and between Broadpoint Securities, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 25, 2008 and incorporated herein by reference).
10.23
Preferred Stock Purchase Agreement with Mast Credit Opportunities I Master Fund Limited by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference).
10.24
Common Stock Purchase Warrant, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference).
10.25
Registration Rights Agreement, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference).
10.26
Preemptive Rights Agreement, by and between Broadpoint Securities Group, Inc. and Mast Credit Opportunities I Master Fund Limited dated June 27, 2008 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference).

Exhibit Number	Description
10.27†	Restricted Stock Unit Agreement dated June 30, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.84 to the Company's Quarterly Report on Form 10-Q filed August 14, 2008 and incorporated herein by reference).
10.28†
Restricted Stock Unit Agreement dated June 30, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.85 to the Company's Quarterly Report on Form 10-Q filed August 14, 2008 and incorporated herein by reference).
10.29
Stock Purchase Agreement by and among Broadpoint Securities Group, Inc., American Technology Research Holdings, Inc., Richard J. Prati, Curtis L. Snyder, Richard Brown, Robert Sanderson and Bradley Gastwirth, dated as of September 2, 2008 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 5, 2008 and incorporated herein by reference).
10.30†
Non-Compete and Non-Solicit Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher, (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference).
10.31†
Employment Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference).
10.32
Agreement and Plan of Merger by and among Broadpoint Securities Group, Inc., Magnolia Advisory LLC, Gleacher Partners Inc., certain stockholders of Gleacher Partners Inc. and each of the holders of interests in Gleacher Holdings LLC, dated as of March 2, 2009 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference).
10.33†
Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.34†
Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.76 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.35†
Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.36†
Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.37†
Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.38†
Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.80 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).

Exhibit Number	Description
10.39†	Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.40†
Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.82 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.41†
Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Robert Turner (filed as Exhibit 10.83 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.42†
Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.84 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.43
Registration Rights Agreement dated June 5, 2009 by and between Broadpoint Securities Group, Inc. and Eric J. Gleacher (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference).
10.44
Trade Name and Trademark Agreement, dated June 5, 2009 by and among Broadpoint Securities Group, Inc., Eric J. Gleacher and certain other parties thereto (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference).
10.45†
Amended and Restated Broadpoint Gleacher Securities Group, Inc. 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference).
10.46†
Amended and Restated Broadpoint Gleacher Securities Group, Inc. 2007 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference).
10.47†
Form of 2003 Non-Employee Directors Stock Plan Restricted Stock Agreement (filed as Exhibit 10.89 to the Company's Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference).
10.48†
Form of 2003 Non-Employee Directors Stock Plan Stock Option Agreement (filed as Exhibit 10.90 to the Company's Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference).
10.49†
Restricted Stock Units Agreement dated June 30, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.91 to the Company's Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference).
10.50†
Restricted Stock Units Agreement dated June 30, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.92 to the Company's Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference).
10.51†
Amendment to Agreement, amending the Employment Agreement, dated as of September 21, 2007, effective as of August 21, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference).

Exhibit Number	Description
10.52†	Restricted Stock Units Agreement dated August 21, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference).
10.53
Lease Agreement by and among Broadpoint Gleacher Securities Group, Inc., HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of September 30, 2009 (filed as Exhibit 10.95 to the Company's Quarterly Report on Form 10-Q filed November 16, 2009 and incorporated herein by reference).
10.54
Assignment of Lease and Consent by and among Broadpoint Gleacher Securities Group, Inc., One Penn Plaza LLC, HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of September 30, 2009 (filed as Exhibit 10.96 to the Company's Quarterly Report on Form 10-Q filed November 16, 2009 and incorporated herein by reference).
10.55†
Letter Agreement between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock dated February 21, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 22, 2010).
10.56†
Restricted Stock Units Agreement dated January 1, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.57†
Restricted Stock Units Agreement dated January 1, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.58†
Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.59†
Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.60†
Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Robert Turner (filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.61†
Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.62 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.62†
Letter Agreement between Broadpoint Gleacher Securities Group, Inc. and Robert Turner dated March 31, 2010 (filed as Exhibit 10.1to the Company's Current Report on Form 8-K filed March 31, 2010 and incorporated herein by reference).
10.63
Amendment of Lease by and among Gleacher & Company, Inc., HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of August 26, 2010 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 8, 2010 and incorporated herein by reference).

Exhibit Number	Description
10.64†	Letter Agreement, dated September 21, 2010, by and between Gleacher & Company, Inc. and Peter J. McNierney (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 24, 2010 and incorporated herein by reference).
10.65†
Letter Agreement, dated October 27, 2010, by and between Gleacher & Company, Inc. and Eric J. Gleacher (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 28, 2010 and incorporated herein by reference).
10.66†
Letter Agreement, dated October 27, 2010, by and between Gleacher & Company, Inc. and Peter J. McNierney (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 28, 2010 and incorporated herein by reference).
10.67†*	Stock Option Agreement (1,350,000 shares) dated November 10, 2010 by and between Gleacher & Company, Inc. and Peter J. McNierney.
10.68†*	Stock Option Agreement (650,000 shares) dated November 10, 2010 by and between Gleacher & Company, Inc. and Peter J. McNierney.
10.69†*	Restricted Stock Units Agreement dated February 15, 2011, by and between Gleacher & Company, Inc. and Patricia Arciero-Craig.
10.70†*	Restricted Stock Units Agreement dated February 15, 2011, by and between Gleacher & Company, Inc. and Jeffrey Kugler.
11	Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8 and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).
14	Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14 to the Company's Annual Report on Form 10-K filed March 15, 2009 and incorporated herein by reference).
21*	Subsidiaries of the Registrant.
23*	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b)

*
Filed herewith

GLEACHER & COMPANY, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
PERIODS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009
AND DECEMBER 31, 2008

COL. A	COL. B	COL. C	COL. D	COL. E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts — deducted from receivables from customers and receivable from others
Calendar Year 2010	$—	$—	$—	$—
Calendar Year 2009	$48,000	$—	$48,000	$—
Calendar Year 2008	$112,000	$—	$64,000	$48,000
Net deferred tax asset valuation allowance
Calendar Year 2010	$—	$—	$—	$—
Calendar Year 2009	$24,707,000	$—	$24,707,000	$—
Calendar Year 2008	$27,003,000	$—	$2,296,000	$24,707,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLEACHER & COMPANY, INC.
Date: March 15, 2011	By:	/s/ Peter J. McNierney PETER J. McNIERNEY Chief Executive Officer

Power of Attorney

        We, the undersigned, hereby severally constitute Peter J. McNierney and Jeffrey H. Kugler, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	TITLE	DATE

/s/ Eric J. Gleacher ERIC J. GLEACHER	Chairman	March 15, 2011
/s/ Peter J. McNierney PETER J. McNIERNEY	Director President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	March 15, 2011
/s/ Jeffrey H. Kugler JEFFREY H. KUGLER	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 15, 2011
/s/ Marshall Cohen MARSHALL COHEN	Director	March 15, 2011
/s/ Robert A. Gerard ROBERT A. GERARD	Director	March 15, 2011

Signature	TITLE	DATE

/s/ Henry S. Bienen HENRY S. BIENEN	Director	March 15, 2011
/s/ Mark R. Patterson MARK R. PATTERSON	Director	March 15, 2011
/s/ Christopher R. Pechock CHRISTOPHER R. PECHOCK	Director	March 15, 2011
/s/ Bruce Rohde BRUCE ROHDE	Director	March 15, 2011
/s/ Robert S. Yingling ROBERT S. YINGLING	Director	March 15, 2011