Form 10-Q
period 2011-03-31
GLEACHER & COMPANY, INC.
filed 2011-05-10
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011
- or -
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 014140

GLEACHER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2655804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, New York, New York	10104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 273-7100

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

129,800,403 shares of Common Stock were outstanding as of the close of business on April 29, 2011

GLEACHER & COMPANY, INC. AND SUBSIDIARIES

FORM 10-Q

GLEACHER & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Part I – Financial Information

Item 1.  Financial Statements

		Three Months Ended March 31,
(In thousands, except for per share amounts)	2011	2010
Revenues:
Principal transactions	$63,409	$46,306
Commissions	4,988	4,165
Investment banking	10,322	14,798
Investment banking revenues from related party	-	300
Investment (losses)/gains, net	(686)	150
Interest income	15,072	16,161
Gain from bargain purchase – ClearPoint Funding, Inc. acquisition (See Note 11)	2,330	-
Fees and other	1,816	910
Total revenues	97,251	82,790
Interest expense	2,591	3,487
Net revenues	94,660	79,303
Expenses (excluding interest):
Compensation and benefits	64,573	68,201
Clearing, settlement and brokerage	5,395	1,480
Communications and data processing	4,013	3,102
Occupancy, depreciation and amortization	2,215	2,246
Selling	1,682	1,195
Other	4,516	5,133
Total expenses (excluding interest)	82,394	81,357
Income/(loss) before income taxes	12,266	(2,054)
Income tax expense/(benefit)	5,061	(1,843)
Net income/(loss)	$7,205	$(211)

Per share data:
Basic earnings/(loss)	$0.06	$(0.00)
Dilutive earnings/(loss)	0.06	(0.00)
Weighted average shares of common stock:
Basic	123,564	119,301
Dilutive	130,766	119,301

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands of dollars, except for share and per share amounts)	March 31,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$34,816	$40,009
Cash and securities segregated for regulatory purposes	500	100
Securities purchased under agreements to resell	161,108	86,484
Receivables from:
Brokers, dealers and clearing organizations	27,870	25,721
Related parties	2,226	2,245
Others	15,448	18,283
Financial instruments owned, at fair value (includes assets pledged of $1,409,920 and $1,280,443 at March 31, 2011 and December 31, 2010, respectively)	1,432,341	1,281,243
Investments	16,883	18,084
Office equipment and leasehold improvements, net	6,713	6,653
Goodwill	105,694	105,694
Intangible assets	15,574	15,565
Income taxes receivable	14,178	14,782
Deferred tax assets, net	27,798	34,154
Other assets	10,942	8,915
Total Assets	$1,872,091	$1,657,932
Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing organizations	$1,233,258	$1,101,440
Related parties	5,002	4,986
Others	5,016	2,347
Securities sold under agreements to repurchase	35,636	-
Securities sold, but not yet purchased, at fair value	145,193	112,275
Secured borrowings	48,476	-
Accrued compensation	24,636	74,202
Accounts payable	2,906	1,161
Accrued expenses	7,646	7,595
Income taxes payable	3,569	3,468
Deferred tax liabilities	2,846	3,390
Subordinated debt	909	909
Total Liabilities	1,515,093	1,311,773
Commitments and Contingencies (See Note 16)

Stockholders’ Equity
Common stock; $.01 par value; authorized 200,000,000 shares; issued 133,714,786 and 131,457,586 shares; and outstanding 129,824,555 and 130,809,868 shares; in each case, at March 31, 2011 and December 31, 2010, respectively	1,337	1,315
Additional paid-in capital	459,764	449,754
Deferred compensation	276	276
Accumulated deficit	(96,558)	(103,763)
Treasury stock, at cost (3,890,231 shares and 647,718 shares at March 31, 2011 and December 31, 2010, respectively)	(7,821)	(1,423)
Total Stockholders’ Equity	356,998	346,159
Total Liabilities and Stockholders’ Equity	$1,872,091	$1,657,932

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three Months Ended
(In thousands of dollars)		March 31,
	2011	2010
Cash flows from operating activities:
Net income/(loss)	$7,205	$(211)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Deferred income taxes	5,586	(5,903)
Amortization of stock-based compensation	5,221	18,569
Gain from bargain purchase – ClearPoint Funding, Inc. acquisition	(2,330)	-
Amortization of intangible assets	794	1,078
Investment losses/(gains), net	686	(150)
Depreciation and amortization	475	386
Amortization of discount of mandatorily redeemable preferred stock	-	58
Amortization of debt issuance costs	-	42
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	(400)	-
Securities purchased under agreements to resell	(74,624)	-
Net receivable/payable from/to related parties	451	290
Net receivable from others	5,088	199
Financial instruments owned, at fair value	(104,255)	147,341
Income taxes receivable/payable, net	(807)	(561)
Other assets	1,434	(177)
Net payable to brokers, dealers and clearing organizations	129,669	(129,777)
Securities sold under agreements to repurchase	35,636	-
Securities sold, but not yet purchased, at fair value	32,545	23,187
Accounts payable and accrued expenses	(1,926)	394
Accrued compensation	(38,999)	(46,189)
Drafts payable	(744)	(329)
Net cash provided by operating activities	705	8,247
Cash flows from investing activities:
ClearPoint acquisition – net cash acquired (see Note 11)	626	-
Purchases of office equipment and leasehold improvements	(535)	(1,871)
Return of capital – investments	515	1,995
Payment to sellers of American Technology Holdings, Inc.	-	(1,382)
Capital contribution – investments	-	(280)
Net cash provided by (used in) investing activities	606	(1,538)
Cash flows from financing activities:
Proceeds from secured borrowings	161,612	-
Repayments of secured borrowings	(157,474)	-
Purchases of treasury stock	(5,803)	-
Payment for employee tax withholdings on stock-based compensation	(5,041)	(427)
Excess tax benefits related to stock-based compensation	202	2,009
Net cash (used in) provided by financing activities	(6,504)	1,582
(Decrease) increase in cash and cash equivalents	(5,193)	8,291
Cash and cash equivalents at beginning of the period	40,009	24,997
Cash and cash equivalents at the end of the period	$34,816	$33,288

NON CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2011 and 2010, the Company issued approximately 0.4 million and 0.4 million shares out of treasury stock, net of forfeitures, respectively, for stock-based compensation exercises and vesting.

During the three months ended March 31, 2011 and 2010, the Company issued approximately 2.3 million and 3.7 million shares of common stock for settlement of stock-based compensation awards.

The fair value of non-cash assets acquired and liabilities assumed in the ClearPoint Funding, Inc. acquisition on January 3, 2011 were $51.6 million and $49.9 million, respectively (See Note 11).

GLEACHER & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

During the three months ended March 31, 2010, Goodwill increased by $0.4 million in connection with a contingent consideration arrangement related to the acquisition of American Technology Research Holdings, Inc. (“AmTech”) (See Note 16).  In addition, during the three months ended March 31, 2010, the Company issued approximately 345,000 shares of common stock to the former shareholders of AmTech in connection with this arrangement.

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                  Basis of Presentation

Organization and Nature of Business

Gleacher & Company, Inc. (together with its subsidiaries, the “Company”), is an independent full service investment bank that provides corporate and institutional clients with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis, as well as securities brokerage services, and through the Company’s acquisition of ClearPoint Funding, Inc. (“ClearPoint”), which closed on January 3, 2011, engages in residential mortgage lending.  The Company offers a diverse range of products through its Investment Banking, Mortgage Backed/Asset Backed & Rates (“MBS/ABS & Rates”), Corporate Credit and Equities divisions.  The Company was incorporated under the laws of the State of New York in 1985 and reincorporated in Delaware in the second quarter of 2010.  The Company’s common stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “GLCH.”

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements prepared in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Actual results could be different from these estimates.  In the opinion of management, all normal, recurring adjustments necessary for a fair statement of this interim financial information are contained in the accompanying consolidated financial statements.  The results for any interim period are not necessarily indicative of those for the full year.

The accompanying consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  Reference should be made to the Company’s audited consolidated financial statements and notes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional disclosures, including a summary of the Company’s significant accounting policies.

Accounting Policy Updates

Loans

The Company accounts for all of ClearPoint’s originated residential mortgage loans under the fair value option (“FVO”) as prescribed by Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures,” (“ASC 820”).  Upfront costs and fees related to the loans are immediately recognized.  Fees earned are recorded within Fees and other within the Consolidated Statements of Operations.  All mortgage loans are sold on a servicing-released basis pursuant to various sale contracts which include recourse provisions related to loan repurchases in the event of certain events as prescribed in the respective sale contracts.

Changes in the fair value of mortgage loans and any related hedging instruments are recorded within Principal transactions within the Consolidated Statements of Operations.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation with no impact to change to previously reported net income/(loss) or stockholders’ equity.  This includes a reclassification within the Consolidated Statement of Cash Flows to report payments for employee tax withholdings on stock-based compensation of approximately $0.4 million as a cash outflow from financing activities which was reported in the prior year as a cash outflow from operating activities.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), in order to address diversity in practice about the interpretation of the pro forma revenues and earnings disclosure requirements for business combinations.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the current period had occurred as of the beginning of the comparable prior annual period only.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2010.  The adoption of ASU 2010-29 did not affect the Company’s financial condition, results of operations or cash flows.  Refer to Note 11 for the disclosures as required by this statement.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”), in order to address questions about entities with reporting units with zero or negative carrying amounts as some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, taking into consideration any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “New Disclosure Requirements for Finance Receivables and Allowance for Credit Losses” (“ASU 2010-20”), in order to address concerns about the sufficiency, transparency, and robustness of credit disclosures for finance receivables and the related allowance for credit losses.  ASU 2010-20 expands disclosure requirements regarding allowance, charge-off and impairment policies, information about management’s credit assessment process, additional quantitative information on impaired loans and rollforward schedules of the allowance for credit losses and other disaggregated information.  New disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (e.g., allowance rollforward) are required for interim and annual periods beginning after December 15, 2010.  The Company’s adoption of ASU 2010-20 did not materially change current disclosures, and since these amended principles require only additional disclosures, the adoption of ASU 2010-20 did not affect the Company’s financial condition, results of operations or cash flows.

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

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.                  Earnings/(Loss) Per Common Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings per share is computed based upon weighted-average shares outstanding during the period.  Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, and unexercised options.  The weighted-average shares outstanding were calculated as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Weighted average shares for basic earnings/(loss) per share	123,564	119,301
Effect of dilutive common share equivalents	7,202	-
Weighted average shares and dilutive common share equivalents for dilutive earnings/(loss) per share	130,766	119,301

For the three months ended March 31, 2011, the Company excluded approximately 5.8 million of shares underlying stock options and warrants, 3.3 million of shares of restricted stock and 0.2 million of shares underlying restricted stock units (“RSUs”) from its computation of dilutive earnings per share because they were anti-dilutive.  The Company was in a net loss position for the three months ended March 31, 2010 and therefore excluded approximately 1.0 million of shares underlying stock options and warrants, 3.0 million of shares of restricted stock, and 3.6 million of shares underlying RSUs from its computation of dilutive (loss) per share because they were anti-dilutive.

3.                  Cash and Cash Equivalents

The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  At March 31, 2011 and December 31, 2010, cash equivalents were approximately $11.7 million and $13.0 million, respectively.  Cash and cash equivalents of approximately $29.0 million and $36.4 million at March 31, 2011 and December 31, 2010, respectively, were held at one financial institution.

4.                  Cash and Securities Segregated for Regulatory Purposes

In November 2010, Gleacher & Company Securities, Inc. (“Gleacher Securities”) began self-clearing its trading activities in U.S. government securities (the “Rates business”) and is therefore subject to the Customer Protection rules under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  At March 31, 2011 and December 31, 2010, the Company segregated cash of $0.5 million and $0.1 million respectively, in a special reserve bank account for the exclusive benefit of customers pertaining to the results of the activities of the Company’s Rates business and outstanding checks issued to customers and vendors when the Company was previously conducting self-clearing in prior years.

5.                  Resale and Repurchase Agreements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of accounting policies related to the Company’s resale and repurchase agreements.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2011 and December 31, 2010, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge in connection with resale agreements was approximately $161.0 million and $86.8 million, respectively, of which $35.7 million was repledged in the form of repurchase agreements at March 31, 2011. The Company had no outstanding repurchase agreements at December 31, 2010.

6.                  Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consists of the following:

(In thousands of dollars)	March 31, 2011	December 31, 2010
Receivable from clearing organizations	$13,071	$13,218
Deposits with clearing organizations	11,511	11,511
Underwriting and syndicate fees receivable	1,604	590
Commissions receivable	281	394
Other	1,403	8
Total receivables	$27,870	$25,721
Payable to brokers, dealers and clearing organizations	1,233,258	1,101,440
Total payables	$1,233,258	$1,101,440

Included within deposits with clearing organizations at March 31, 2011 and December 31, 2010 is a deposit with the Fixed Income Clearing Corporation (“FICC”) of approximately $10.3 million related to the Company’s self clearing activities associated with the Rates business.

Securities transactions are recorded on their trade date as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net, by clearing organization, in Receivables from or Payables to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition.

The clearing organizations may re-hypothecate all securities held on behalf of the Company.

7.                  Receivables from and Payables to Others

Amounts Receivable from and Payable to Others consist of the following:

(In thousands of dollars)	March 31, 2011	December 31, 2010
Interest receivable	$6,607	$7,131
Investment banking and advisory fees receivable	1,481	7,755
Loan receivable	2,959	-
Loans and advances	1,386	1,007
Principal paydowns – Agency mortgage-backed securities	1,377	1,052
Former stockholder of ClearPoint	416	-
Management fees receivable	128	119
Others	1,094	1,219
Total receivables from others	$15,448	$18,283
Payable for employee tax withholding on stock-based compensation	$2,569	$-
Payable to employees for the Employee Investment Funds (see Note 10)	990	1,007
Draft payables	234	978
Others	1,223	362
Total payables to others	$5,016	$2,347

The loan receivable represents the purchase of a floating rate mezzanine loan during the three months ended March 31, 2011, which is collateralized by commercial real estate and matures on October 1, 2011.

In connection with the Company’s acquisition of ClearPoint on January 3, 2011 the Company is indemnified for certain matters, including losses resulting from any loan losses with respect to any loans presented to ClearPoint or originated on or prior to January 3, 2011.  The Company’s receivable for this indemnification claim at March 31, 2011 was approximately $0.4 million.

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

8.     Financial Instruments

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed discussion of accounting policies related to the Company’s securities transactions and derivative financial instruments.  In addition, the Company has elected to apply the FVO to all residential mortgage loans originated by ClearPoint.

The Company’s financial instruments are recorded within the Consolidated Statements of Financial Condition at fair value.  ASC 820 defines fair value as the price that would be received upon the sale of an asset or paid upon the transfer of a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Fair Valuation Methodology

Cash Equivalents – These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days that are not segregated for regulatory purposes or held for sale in the

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ordinary course of business.  These investments are valued at par, which represent fair value, and are considered Level 1.  Refer to Note 3 for additional information.

Loans – These financial instruments primarily consist of residential mortgage loans originated by ClearPoint, for which the FVO has been elected, and are classified as Level 2 as there is no quoted market for these loans.  Fair value is determined utilizing observable market factors and is principally based upon the fair value of the “to-be-announced” (“TBA”) forward securities market (See “Derivatives” below).

Securities Owned/Securities Sold But Not Yet Purchased – These financial instruments primarily consist of investments in fixed income securities, as well as holdings in equity securities.

Fixed income securities include securities traded in active markets, such as U.S. government and federal agency obligations, agency mortgage-backed securities, corporate debt, preferred stock and certain asset and mortgage-backed securities.  The on-the-run treasuries are generally traded in active, quoted and highly liquid markets and therefore are generally classified as Level 1.  As there is no quoted market for agency mortgage-backed securities, corporate debt, asset and mortgage-backed securities, and certain preferred stock, the Company utilizes observable market factors in determining fair value.  These financial instruments are reported as Level 2.  In certain circumstances, the Company may utilize unobservable inputs that reflect management’s own assumptions about the assumptions market participants would make.  These financial assets are reported as Level 3.

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

Derivatives – These financial instruments primarily consist of TBAs, exchange treasury futures contracts and interest rate lock commitments (“IRLCs”).

TBA and exchange traded treasury futures contracts:  In connection with mortgage-backed and U.S. government securities trading, and the mortgage lending activities of ClearPoint, the Company economically hedges certain exposures through the use of TBAs and exchange treasury futures contracts.  A TBA is a forward mortgage-backed security whose collateral remains “to-be-announced” until just prior to the trade settlement.  TBAs and exchange traded treasury futures contracts are traded in an active quoted market and therefore generally classified as Level 1.

IRLCs:  The Company enters into mortgage loan IRLCs in connection with its mortgage lending activities.  The fair value of the IRLCs are determined on an individual loan basis and are based on investor pricing tables stratified by product, note rate and term and considers the servicing release premium, expected loan origination fees and costs and loan pricing adjustments specific to each loan.  The Company also applies an estimated rate of closure based on historical experience in determining the notional amount of the loans expected to be funded.  All of these factors combined results in the classification of the IRLCs as Level 3.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investments – These financial assets primarily represent the Company’s investment in FA Technology Ventures, L.P. (“FATV” or “the Partnership”), a venture capital limited partnership which provides early stage growth capital to companies in the information and new energy technology sectors.  Valuation techniques applied by FATV GP LLC (the “General Partner”), to the underlying portfolio companies predominantly include consideration of comparable market transactions and the use of valuation models to determine the discounted value of estimated future cash flows, adjusted as appropriate for market and/or other risk factors.  In addition, certain portfolio companies are valued based upon quoted market prices.  This investment is classified as Level 3 as the majority of the valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

The following tables summarize the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the FVO, at March 31, 2011:

(In thousands of dollars)	Assets at Fair Value
	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage backed securities	$-	$1,099,484	$2,430	$1,101,914
U.S. Government and federal agency obligations	19,237	85,238	-	104,475
Commercial mortgage-backed securities	-	-	68,247	68,247
Loans	-	52,815	-	52,815
Residential mortgage-backed securities	-	-	32,385	32,385
Corporate debt securities	-	29,311	-	29,311
Preferred stock	-	19,744	-	19,744
Other debt obligations	-	3,904	9,555	13,459
Collateralized debt obligations	-	-	7,135	7,135
Equity securities	1,332	-	60	1,392
Derivatives (1)	779	-	685	1,464
Investments	-	-	16,883	16,883
Total financial assets at fair value	$21,348	$1,290,496	$137,380	$1,449,224

(In thousands of dollars)	Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government and federal agency obligations	$135,494	$5,737	$-	$141,231
Equity securities	22	-	-	22
Corporate debt securities	-	1,420	-	1,420
Preferred stock	-	1,988	-	1,988
Derivatives (1)	532	-	-	532
Total financial liabilities at fair value	$136,048	$9,145	$-	$145,193

(1)          Unrealized gains/(losses) relating to derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.

Included below is a discussion of the characteristics of the Company’s Level 2 and Level 3 holdings at March 31, 2011.  Unless otherwise stated, fair value of Level 2 assets are determined based upon observable third party information including recent trading activity, broker quotes and other relevant market data as noted above.  Fair value for Level 3 assets are based predominantly on management’s own assumptions about the assumptions market participants would make.  The Company generally does not utilize internally developed valuation models to determine fair value during the relevant reporting periods for any holdings other than certain underlying portfolio companies comprising the Company’s investment in FATV.

The Company’s agency mortgage-backed securities positions classified as Level 2, of approximately $1.1 billion, have a weighted average loan size of approximately $0.2 million paying interest of 6.1%, with a weighted average

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FICO score of 715.  This portfolio has a weighted average coupon remitting payment of 5.5% and has a weighted average annualized constant prepayment rate of approximately 22%.  Fair value is determined through a combination of matrix pricing as well as the information noted in the preceding paragraph.

The Company’s net Level 2 U.S. Government and federal agency obligations of approximately $79.5 million have a weighted average coupon of 3.5% and a weighted average maturity of 2017.

The Company’s Level 2 loans of approximately $52.8 million (unpaid principal of approximately $51.2 million), which are related to the mortgage lending activities of ClearPoint and for which the FVO has been elected, have a weighted average loan size of approximately $0.2 million and has a weighted average coupon remitting payment of 4.8%.  Unrealized gains arising from fair value changes of approximately $0.2 million have been recorded within Principal transactions within the Consolidated Statements of Operations as of March 31, 2011.  There are no loans 90 days or more past due and no loans are in non-accrual status.  The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

The Company’s net holdings of corporate debt securities classified as Level 2 of approximately $27.9 million have a weighted average credit rating of BBB, have a weighted average issuance year of 2007 and a weighted average maturity of 2025.

The Company’s net preferred stock holdings of approximately $17.8 million have a weighted average coupon of 8.3% and a weighted average credit rating of B.

The Company’s other debt obligations reported as Level 2 include holdings of approximately $3.9 million asset backed securities, paying floating interest rates currently less than 1%, with a weighted average credit rating of CCC, and a weighted average vintage of 2007.

The Company’s Level 3 agency mortgage-backed securities positions of approximately $2.4 million have a weighted average loan size of $0.1 million paying interest of 7.0%, with a weighted average coupon of 6.1% and a weighted average vintage of 2005.

The Company’s portfolio of Level 3 commercial mortgage backed securities of approximately $68.2 million are primarily mezzanine, have a weighted average credit rating of B and a weighted average issuance year of 2006.

The Company’s portfolio of Level 3 non-agency residential mortgage backed securities of approximately $32.4 million are primarily senior tranches, have a weighted average credit rating of A, and have experienced on average, a weighted average default rate of 4.6% and 60.0% severity.

The Company’s other debt obligations reported as Level 3 include holdings of approximately $9.6 million asset backed securities, paying interest of 3.1%, with a weighted average credit rating of AAA and a weighted average vintage of 2008.

The Company portfolio of Level 3 collateralized debt obligations of $7.1 million are comprised of commercial real estate, with a weighted average vintage of 2006, have a weighted average credit rating of B and have on average 12.4% subordination.

IRLCs are reported as derivatives and are classified Level 3.  Refer to Note 9 for additional information.

The Company’s investments of approximately $16.9 million classified as Level 3, includes the Company’s investment in FATV of approximately $15.6 million.  FATV invests primarily in equity securities of closely held private companies, and also invests in equity securities in public companies which are generally subject to legal restrictions on transfer.  FATV is comprised of approximately 26 holdings and fair value is determined based upon the nature of the underlying holdings.  The Company has classified its entire investment as Level 3, as FATV is predominantly comprised of private companies.

•                  Investments in privately held companies:  Valuation techniques include consideration of comparable market transactions (market approach) and utilizing the discounted value of estimated future cash flows, as adjusted

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for market and/or other risk factors.  Relevant inputs include the current financial position and current and projected operating results of the issuer, sales prices of recent public or private transactions in the same or similar securities, significant recent events affecting the issuer, the price paid by FATV to acquire the asset, subsequent rounds of financing, completed or pending third-party transactions in the underlying investment or comparable issuers, recapitalizations and other transactions across the capital structure.

•                  Investments in public companies:  Valuation is based on quoted market prices in active markets and adjusted as a result of legal restrictions on transfer.

The Company’s Level 3 investments also include approximately $1.3 million as a result of the consolidation of the Employee Investment Funds (“EIF”).  For additional information regarding the Company’s investments, refer to Note 10.

The following tables summarize the categorization of the financial instruments within the fair value hierarchy at December 31, 2010:

(In thousands of dollars)	Assets at Fair Value
	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$-	$1,084,576	$806	$1,085,382
Commercial mortgage-backed securities	-	-	46,571	46,571
U.S. Government and federal agency obligations	35	47,546	-	47,581
Other debt obligations	-	8,200	5,843	14,043
Preferred stock	-	12,381	-	12,381
Corporate debt securities	-	4,037	-	4,037
Residential mortgage-backed securities	-	-	33,604	33,604
Collateralized debt obligations	-	-	23,235	23,235
Equity securities	14,212	-	60	14,272
Derivatives (1)	137	-	-	137
Investments	-	-	18,084	18,084
Total financial assets at fair value	$14,384	$1,156,740	$128,203	$1,299,327

(In thousands of dollars)	Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government and federal agency obligations	$92,971	$-	$-	$92,971
Preferred stock	-	2,469	-	2,469
Corporate debt securities	-	1,004	-	1,004
Equity securities	13,148	-	-	13,148
Derivatives (1)	2,683	-	-	2,683
Total financial liabilities at fair value	$108,802	$3,473	$-	$112,275

(1)          Fair value of derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.

The Company reviews its financial instrument classification on a quarterly basis.  As the observability and strength of valuation attributes change, reclassifications of certain financial assets or liabilities may occur between levels.  The Company’s policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3.  During the three months ended March 31, 2011, there were no transfers between Levels 1 and 2.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the changes in the Company’s Level 3 financial instruments for the three months ended March 31, 2011:

(In thousands)	Other Debt Obligations	Commercial Mortgage- backed Securities	Residential Mortgage- Backed Securities	Collateralized Debt Obligations	Agency Mortgage- backed Securities	Corporate Debt Securities	Equities	Investments	Derivatives	Total

Balance at December 31, 2010	$5,843	$46,571	$33,604	$23,235	$806	$-	$60	$18,084	$-	$128,203
Total gains or (losses) (realized and unrealized) (1)	(10)	14,602	-	10,579	(53)	-	-	(686)	685	25,117

Purchases	10,367	88,321	15,574	9,139	3,157	-	-	-	-	126,558

Sales	(6,563)	(81,192)	(15,248)	(35,292)	(1,480)	-	-	-	-	(139,775)

Settlements	(82)	(55)	(1,545)	(526)	-	-	-	(515)	-	(2,723)
Transfers in and/or out of Level 3 (2)	-	-	-	-	-	-	-	-	-		-
Balance at March 31, 2011	$9,555	$68,247	$32,385	$7,135	$2,430	$-	$60	$16,883	$685	$137,380

Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$9	$1,661	$(290)	$(508)	$125	$-	$-	$(636)	$685	$1,046

(1)          Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)          During the three months ended March 31, 2011 there were no transfers in or out of Level 3.

The following tables summarize the changes in the Company’s Level 3 financial instruments for the three months ended March 31, 2010:

(In thousands)	Other Debt Obligations	Commercial Mortgage- backed Securities	Residential Mortgage- Backed Securities	Collateralized Debt Obligations	Agency Mortgage- backed Securities	Corporate Debt Securities	Equities	Investments	Total

Balance at December 31, 2009	$9,775	$32,585	$5,177	$7,371	$5,082	$1	$60	$19,326	$79,377
Total gains or (losses) (realized and unrealized) (1)	2,235	4,653	388	125	(129)	-	-	150	7,422

Purchases	5,562	44,424	8,380	48	-	-	-	280	58,694

Sales	(11,904)	(32,785)	(4,730)	(5,939)	(47)	-	-	-	(55,405)

Settlements	(56)	(18)	(134)	(1)	(147)	-	-	-	(356)
Transfers in and/or out of Level 3 (2)	-	-	-	-	-	-	-	-	-
Balance at March 31, 2010	$5,612	$48,859	$9,081	$1,604	$4,759	$1	$60	$19,756	$89,732

Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)	$2,234	$4,671	$529	$125	$2	$-	$-	$141	$7,702

(1)          Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)          During the three months ended March 31, 2010 there were no transfers in or out of Level 3.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.     Derivatives

The Company utilizes derivatives for various economic hedging strategies to actively manage its market and liquidity exposures.  In addition, the Company enters into mortgage loan IRLCs in connection with its mortgage lending activities.  The following table summarizes the Company’s derivative instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
(In thousands of dollars)	Number of Contracts	Notional	Fair Value	Number of Contracts	Notional	Fair Value
Purchase Contracts
TBA purchase agreements	-	$-	$-	1	$17,000	$99
U.S. treasury futures contracts	-	-	-	-	-	-
IRLCs	465	76,064	685	-	-	-
Underwriting commitments	-	-	-	-	-	-
Total	465	76,064	$685	1	$17,000	$99
Sale Contracts
TBA sale agreements	35	$601,647	$247	15	$414,848	$(2,546)
U.S. treasury futures contracts	-	-	-	-	-	-
Total	35	$601,647	$247	15	$414,848	$(2,546)

Total gains/(losses) associated with these activities, which are recorded within Principal transactions within the Consolidated Statements of Operations were ($3.0) million and $2.9 million, for the three months ended March 31, 2011 and 2010, respectively.

10.  Investments

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed discussion of the accounting policies related to the Company’s investments included within the policy titled “Securities Transactions and Investments” and Note 8 within this Quarterly Report on Form 10-Q for additional information regarding valuation techniques and inputs related to the Company’s investment in FATV.  The Company’s investment portfolio includes interests in publicly and privately held companies and private equity securities.  Information regarding these investments has been aggregated and is presented below.

(In thousands of dollars)	March 31, 2011	December 31, 2010
Fair Value
Investment in FATV	$15,617	$16,800
Consolidation of EIF, net of Company’s ownership interest	1,266	1,284
Total Investments	$16,883	$18,084

Investment gains and losses are comprised of the following:

	Three Months Ended March 31,
(In thousands of dollars)	2011	2010
Investments (realized and unrealized (losses)/gains)	$(686)	$150

The Company has an investment in FATV of approximately $15.6 million and approximately $16.8 million at March 31, 2011 and December 31, 2010, respectively.  FATV’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.   FA Technology Ventures Corporation, a wholly-owned

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subsidiary of the Company, is the investment advisor to FATV.  As of March 31, 2011, the Company had a commitment to invest an additional $0.3 million in FATV.  At March 31, 2011 and December 31, 2010, total Partnership capital for all investors in FATV equaled $60.4 million and $65.0 million, respectively.  The Partnership is scheduled to terminate in July 2011, unless extended for a maximum period of 2 additional years.  This is the Company’s best estimate of the timeframe for liquidation.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represented the Company’s maximum exposure to loss in the Partnership at March 31, 2011 and December 31, 2010.  The Company’s share of management fee income derived from the Partnership for the three months ended March 31, 2011 and 2010 were $0.2 million and $0.2 million, respectively.

The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities.  The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company has consolidated EIF resulting in approximately $1.3 million and $1.3 million of Investments and a corresponding Payable to others being recorded in the Consolidated Statements of Financial Condition as of March 31, 2011 and December 31, 2010, respectively.  Management fees are not material.

11.  Business Combinations

ClearPoint Funding, Inc. Acquisition

On January 3, 2011, the Company completed its acquisition of ClearPoint.  Pursuant to the related Stock Purchase Agreement, a newly formed subsidiary of the Company, Descap Mortgage Funding, LLC (“Descap LLC”), paid approximately $0.3 million of cash as transaction consideration for all of the issued and outstanding shares of capital stock of ClearPoint.  Descap LLC is also obligated to pay the former stockholder of ClearPoint no more than approximately $2.0 million payable in installments on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder and certain indemnification matters.  The Company recorded a bargain purchase gain of approximately $2.3 million, as the majority of the consideration payable to the former stockholder will be recognized as compensation expense for future services.  Therefore, no goodwill was recognized.

The ClearPoint acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.”  The following condensed statement of net assets acquired reflects the value assigned to ClearPoint’s net assets as of the acquisition date:

Condensed Statement of Net Asset Acquired
(In thousands of dollars)	January 3, 2011
Assets
Cash and cash equivalents	$876
Loans	45,726
Derivative assets	1,117
Intangible assets*	803
Other assets	3,994
Total assets acquired	$52,516
Liabilities
Secured borrowings	$44,339
Accrued expenses and other liabilities	5,597
Total liabilities assumed	$49,936

Net assets acquired	$2,580

*Consists primarily of customer relationships with an estimated useful life of 8 years.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents unaudited prior period pro forma information as if the acquisition of ClearPoint had occurred on January 1, 2010:

Unaudited Pro Forma Condensed Combined Financial Information	Three Months Ended March 31,
(In thousands of dollars)	2010
Net revenues	$81,330
Total expenses (excluding interest)	84,516
(Loss) before income taxes	(3,186)
Income tax (benefit)	(2,333)
Net (loss)	$(853)

Current period pro forma information has not been provided given the proximity of the acquisition date to the beginning of the year.  The unaudited prior period pro forma results include the impact of amortizing certain purchase accounting adjustments such as intangible assets, as well as compensation expense related to the transaction consideration payable to the former stockholder of ClearPoint, contingent upon continued employment.  The prior period pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions, or other factors.

12.  Goodwill and Intangible Assets

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed discussion of the accounting policy related to goodwill and intangible assets.

Goodwill

(In thousands of dollars)	Reporting Unit MBS/ABS &Rates	Reporting Unit Equities	Reporting Unit Investment Banking	Total
Goodwill
Balance at December 31, 2010	$17,364	$8,928	$79,402	$105,694
Contingent consideration	-	-	-	-
Balance at March 31, 2011	$17,364	$8,928	$79,402	$105,694

During the three months ended March 31, 2011, there was no contingent consideration associated with the Company’s AmTech acquisition as a result of the performance of the division.  Refer to Note 16 for additional information.

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

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets

(In thousands of dollars)	March 31, 2011	December 31, 2010
Intangible assets (amortizable):
Descap Securities, Inc. – Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(369)	(356)
Net carrying amount	272	285
Corporate Credit - Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(491)	(451)
Net carrying amount	304	344
American Technology Research - Customer relationships
Gross carrying amount	6,960	6,960
Accumulated amortization	(1,513)	(1,362)
Net carrying amount	5,447	5,598
American Technology Research - Covenant not to compete
Gross carrying amount	330	330
Accumulated amortization	(275)	(247)
Net carrying amount	55	83
Gleacher Partners, Inc. – Trade name
Gross carrying amount	7,300	7,300
Accumulated amortization	(664)	(573)
Net carrying amount	6,636	6,727
Gleacher Partners, Inc. – Covenant not to compete
Gross carrying amount	700	700
Accumulated amortization	(425)	(366)
Net carrying amount	275	334
Gleacher Partners, Inc. – Customer relationships
Gross carrying amount	6,500	6,500
Accumulated amortization	(4,693)	(4,306)
Net carrying amount	1,807	2,194
ClearPoint – Customer relationships
Gross carrying amount	803	-
Accumulated amortization	(25)	-
Net carrying amount	778	-
Total Intangible assets	$15,574	$15,565

Customer related intangible assets are being amortized from 3 to 12 years; covenant not to compete assets are being amortized over 3 years; trademark assets are being amortized from 1 to 20 years.  Total amortization expense recorded within Other in the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 was approximately $0.8 million and $1.1 million, respectively.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Future amortization expense as of March 31, 2011 is estimated as follows:

(In thousands of dollars)
2011 (remaining)	$2,354
2012	2,029
2013	1,150
2014	1,124
2015	1,124
2016	1,088
Thereafter	6,705
Total	$15,574

13.            Office Equipment and Leasehold Improvements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed discussion of the accounting policy related to office equipment and leasehold improvements.

Office equipment and leasehold improvements consist of the following:

(In thousands of dollars)	March 31, 2011	December 31, 2010
Communications and data processing equipment	$3,929	$3,671
Furniture and fixtures	3,035	2,950
Leasehold improvements	1,772	1,751
Software	589	378
Total	9,325	8,750
Less: accumulated depreciation and amortization	2,612	2,097
Total office equipment and leasehold improvements, net	$6,713	$6,653

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was $0.5 million and $0.3 million, respectively.

14.            Other Assets

Other assets consist of the following:

(In thousands of dollars)	March 31, 2011	December 31, 2010
Prepaid expenses	$2,970	$4,003
Deposits	5,657	4,731
Collateral deposit – Secured borrowings	2,000	–
Other	315	181
Total other assets	$10,942	$8,915

15.            Secured Borrowings

Pursuant to the First Amended and Restated Master Purchase Agreement dated February 28, 2011, ClearPoint was extended a $75.0 million secured mortgage warehouse line of credit which expires on March 10, 2012, in order to fund mortgage originations.  This line of credit carries a floating rate of interest and is collateralized by ClearPoint’s mortgage loans.  Outstanding borrowings were approximately $48.5 million as of March 31, 2011.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ClearPoint is required, among other things, to comply with certain financial covenants, including maintaining (i) a minimum tangible net worth ratio, (ii) a maximum leverage ratio, (iii) limitations on net losses, and (iv) a minimum level of liquid assets.  As of March 31, 2011, ClearPoint was in compliance with all financial covenants for these facilities.

Included within Other assets is a cash collateral deposit of approximately $2.0 million as of March 31, 2011, which is held by the lender under the mortgage warehouse line of credit.

16.            Commitments and Contingencies

ClearPoint – Acquisition

In connection with the Company’s acquisition of ClearPoint on January 3, 2011 the former stockholder of ClearPoint is entitled to receive payments consisting of no more than approximately $2.0 million payable in installments on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder.  These payments are to be reduced for certain matters for which the Company is indemnified, including losses resulting from any loan losses with respect to loans presented to ClearPoint or originated on or prior to January 3, 2011.  As of March 31, 2011, the Company has accrued approximately $0.2 million in relation to this obligation which is recorded within Accrued compensation in the Consolidated Statements of Financial Condition.

FA Technology Ventures

As of March 31, 2011, the Company had a commitment to invest up to an additional $0.3 million in the Partnership. The period for new investments expired in July 2006; however, the General Partner of the Partnership may make capital calls on this commitment through July 2011 for additional investments in existing portfolio companies and for the payment of management fees.  The Company intends to fund this commitment from operating cash flow.

The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner include a former director of the Company, Broadpoint Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and certain other employees of FATV. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received in respect of the Partnership’s investment in a portfolio company.

AmTech – Contingent Consideration

In connection with the Company’s acquisition of AmTech in October 2008, the sellers have the right to receive earnout payments consisting of the profits earned by the Equities division for fiscal years through October 1, 2011 up to an aggregate of $15 million in such profits, and 50% of such profits in excess of $15 million.  Based on the results of the Equities division for the three and twelve month periods ended March 31, 2011 and December 31, 2010, there was no contingent consideration recorded as additional purchase price in the Consolidated Statements of Financial Condition.

Leases

The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options, free rent periods, and escalation clauses, and which expire at various times through 2025. To the extent the Company is provided tenant improvement

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

allowances funded by the lessor, they are amortized over the initial lease period and serve to reduce rent expense.  The Company recognizes the rent expense over the entire lease term on a straightline basis.

Future minimum annual lease payments, and sublease rental income as of March 31, 2011, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2011 (remaining)	$7,376	$1,487	$5,889
2012	8,978	1,919	7,059
2013	8,436	1,715	6,721
2014	6,701	860	5,841
2015	6,088	502	5,586
Thereafter	49,269	-	49,269
Total	$86,848	$6,483	$80,365

Rental expense, net of sublease rental income, for the three months ended March 31, 2011 and 2010 approximated $1.3 million and $1.7 million, respectively.

Litigation

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed discussion of the accounting policy related to contingencies.

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

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed primarily in connection with office leases, totaling $5.2 million at March 31, 2011 and $4.3 million at December 31, 2010.  The letter of credit agreements were collateralized by cash of $5.2 million and $4.3 million included in Other assets at March 31, 2011 and December 31, 2010, respectively.

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

The Company provides representations and warranties to counterparties in connection with a variety of transactions and occasionally agrees to indemnify them against potential losses caused by the breach of those representations and warranties and occasionally other liabilities.  The maximum potential amount of future payments that the Company could be required under these indemnifications cannot be estimated.  However, the Company has historically made no material payments under these agreements and believes that it is unlikely it will have to make material payments in the future; therefore it has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business, which began in November 2010.  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At March 31, 2011 and December 31, 2010, the Company had a deposit with the FICC of approximately $10.3 million, which is recorded within Receivable from brokers, dealers and clearing organizations in the Company’s Consolidated Statements of Financial Condition.

ClearPoint provides for general indemnifications as part of its loan sale agreements, including loan repurchase indemnifications with respect to certain events as prescribed in the respective agreements. As of March 31, 2011, approximately $0.4 million was accrued related to these matters which was recorded within Payable to others within the Consolidated Statements of Financial Condition. The Company is indemnified for certain mortgage lending activities arising prior to January 3, 2011. Refer to Note 7 for additional information.

17.            Stockholders’ Equity

Stock Repurchase

On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program whereby the Company is authorized to purchase shares of its common stock for up to $25 million.  This program commenced in 2011.  As of March 31, 2011, the Company had purchased approximately 2.9 million shares of common stock for approximately $5.8 million.

18.            Income Taxes

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed discussion of the accounting policy related to income taxes.  During interim periods, the Company calculates and reports an estimated annual effective income tax rate pursuant to ASC 740-270, “Income Taxes – Interim Reporting.”

The Company’s effective income tax rate for the three months ended March 31, 2011 of 41.3% resulted in income tax expense of approximately $5.1 million.  The effective income tax rate includes a 2.0% net benefit for discrete

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

items, including a benefit related to the ClearPoint bargain purchase gain which is non-taxable, partially offset by an expense related to a re-measurement of net deferred tax assets due to a change in estimate of our apportioned statutory income tax rate.  The effective income tax rate also differs from the federal statutory rate of 35% primarily due to state and local income taxes.

The Company’s effective income tax rate for the three months ended March 31, 2010 of 89.9%, resulted in an income tax benefit of approximately $1.8 million.  The effective income tax rate includes the benefit of a discrete item of 41.6% due to the reversal of prior year non-deductible stock-based compensation previously granted to the Company’s former Chief Executive Officer (“CEO”).  In 2009, the compensation was not deductible due to the application of Section 162(m) of the Internal Revenue Code, but became deductible as a result of the officer’s separation from the Company for the three months ended March 31, 2010.  The effective income tax rate also differs from the statutory rate of 35% primarily due to state and local income taxes, preferred stock dividends, non-deductible compensation and meals and entertainment expenses.

The Company’s deferred tax assets decreased approximately $6.4 million during the three months ended March 31, 2011, primarily due to vestings and settlements of stock-based compensation awards, partially offset by stock-based compensation expense.  Refer to Note 19 for additional details.

There were no significant changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2011.

19.            Stock-Based Compensation Plans

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed discussion of the accounting policy related to stock-based compensation.

The Company recognized stock-based compensation expense related to its various employee and non-employee director stock-based incentive plans of approximately $5.2 million and $18.6 million for the three months ended March 31, 2011 and 2010, respectively.  Stock-based compensation expense recognized for the three months ended March 31, 2010 included approximately $12.7 million of stock-based compensation expense due to the acceleration of expense recognition related to the former CEO’s and the former Chief Financial Officer’s (“CFO”) separation from the Company during that quarter.

During the three months ended March 31, 2011, the Company granted approximately 4.3 million RSUs, with an average grant date fair value of $2.10 per RSU and approximately 2.0 million shares of common stock with an average grant date fair value of $2.10 per share of common stock.  At March 31, 2011, the Company has approximately 24.3 million shares available for future awards.

The Company recorded shortfalls related to stock-based compensation vestings and settlements of approximately $1.3 million as a decrease to Additional paid-in capital during the three months ended March 31, 2011.

20.            Net Capital Requirements

Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the “Net Capital Rule”), as well as the Commodity Futures Trading Commission’s net capital requirements (“Regulation 1.16”), which require the maintenance of a minimum net capital.  Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities.  Based upon the activities of Gleacher Securities, its minimum requirement under Regulation 1.16 is the same as under the Net Capital Rule.  As of March 31, 2011, Gleacher Securities had net capital, as defined by both the Net Capital Rule and Regulation 1.16, of $62.9 million, which was $62.4 million in excess of the $0.5 million required minimum net capital.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gleacher Partners, LLC is also subject to the Net Capital Rule.  Gleacher Partners, LLC has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater.  As of March 31, 2011, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.8 million, which was $0.6 million in excess of the $0.25 million required minimum net capital.

21.            Concentrations of Credit and Liquidity Risk

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

The majority of securities transactions of customers of the Company’s broker-dealer subsidiary, Gleacher Securities, are cleared through third parties under clearing agreements.  Under these agreements, the clearing agents settle customer securities transactions, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.

Refer to Note 16 within the section labeled “Other” for additional information regarding credit risks of the Company.

22.            Fair Value of Financial Instruments

Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short-term nature, with the exception of subordinated debt.  Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealer and clearing organizations, related parties and others, Securities purchased under agreements to resell and Securities sold under agreements to repurchase.  The carrying value of the subordinated debt at March 31, 2011 and December 31, 2010 approximated fair value based on current rates available.

23.            Segment Analysis

Currently, our business model operates through the following four business segments:

•

MBS/ABS & Rates – This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities.  Revenues are generated from spreads on principal transactions executed to facilitate trades for clients.  Revenues are also generated from interest income on securities held primarily for the purpose of facilitating customer trading.

•	Corporate Credit – This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries,

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•

Investment Banking – This division provides a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and recapitalizations and capital markets related matters.  This division provides focused, tailored advice and services to companies considering the sale or acquisition of a division, certain assets or the entire company and also offers expertise on matters such as corporate defense takeover advisory and other special situations.  In addition, the division provides debt and equity capital raising solutions for corporate clients which take into consideration the overall impact of such solutions on the client, including with respect to capital structure, corporate strategic initiatives and investor base.

•

Equities – This division provides timely and focused research in a select number of industry sectors.  The division identifies value-added investment ideas through in-depth primary research on sectors and individual securities with a focus on providing money-making as well as money-saving ideas to institutional clients.  Revenues are generated primarily through cash commissions on customer trades in equity securities and hard-dollar fees for research.  In addition, revenues are generated on riskless principal transactions through the division’s recently commenced market making activities in certain equity securities.

The Company’s sales and trading revenues consist of revenues derived from commissions, principal transactions and other fee related revenues.  Investment banking consists of revenues derived from capital raising and financial advisory services.  Investment gains/(losses) primarily reflect gains and losses on the Company’s FATV investment.

Items of revenues and expenses not properly allocated to one of the reportable segments are aggregated under the caption “Other” in the table below.  Included within “Other” are investment gains/(losses) and fees related to the Company’s investment in and management of FATV, as well as the operating results of ClearPoint, including revenues that are derived from gains on mortgage lending activities which are reported as a component of sales and trading within the table below.  In addition, “Other” includes expenses not directly associated with specific reportable segments, including amortization of intangible assets from business acquisitions and costs related to corporate overhead and support, such as various fees associated with financing, legal and settlement expenses.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information concerning operations in these reportable segments are as follows:

	Three Months Ended March 31,

(In thousands of dollars)	2011	2010
Net revenues
MBS/ABS & Rates
Sales and trading	$40,751	$24,874
Interest income	14,289	15,660
Interest expense	(3,506)	(4,351)
Total MBS/ABS & Rates	51,534	36,183
Corporate Credit
Sales and trading	17,639	21,808
Interest income	462	191
Interest expense	(144)	(97)
Total Corporate Credit	17,957	21,902
Equities
Sales and trading	5,289	4,682
Interest income	4	4
Interest expense	(22)	-
Total Equities	5,271	4,686
Investment Banking
Investment banking	10,323	15,098
Other	-	70
Total Investment Banking	10,323	15,168
Total net revenues – Reportable segments	$85,085	$77,939
Other
Investment (losses)/gains, net	(686)	150
Sales and trading	6,533	(53)
Gain from bargain purchase – ClearPoint acquisition	2,330
Interest income	317	306
Interest expense	(883)	(1,330)
Interest expense – Intersegment allocations	1,964	2,291
Total Other	9,575	1,364
Total net revenues	$94,660	$79,303

Income/(loss) before income taxes
MBS/ABS & Rates	$18,792	$14,882
Corporate Credit	1,005	1,603
Equities	(2,283)	171
Investment Banking	2,542	5,154
Income before income taxes – Reportable segments	$20,056	$21,810

Other	(7,790)	(23,864)
Income/(loss) before income taxes	$12,266	$(2,054)

The Company’s segments’ financial policies are the same as those described in Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Assets have not been reported by segment, as such information is not utilized by the chief operating decision maker.  Substantially all assets and operations are located in the United States.

24.            Related Party Transactions

From time to time, in the ordinary course of its business, the Company provides investment banking services and brokerage services to MatlinPatterson, a significant stockholder of the Company, or its affiliated persons or entities.

Investment banking revenues from related parties reported in the Consolidated Statements of Operations represents $0.0 million and $0.3 million of fees earned for the three months ended March 31, 2011 and 2010, respectively, for underwriting and advisory engagements performed for MatlinPatterson or its affiliated persons or entities.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2011 and 2010, MatlinPatterson paid $0.0 million and $0.1 million, respectively to Gleacher Securities for brokerage services provided to MatlinPatterson or its affiliated persons or entities.  These revenues are included in Principal transactions in the Consolidated Statements of Operations.

During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax.  The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities, which is collateralized by shares of its common stock held in an escrow account that was established at the closing of the Company’s acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations.  The Company does not believe, in any event, that the open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations.  The Company’s receivable for this indemnification claim at March 31, 2011 and December 31, 2010 was approximately $1.3 million and $1.3 million, respectively.

In connection with the acquisition of Gleacher Partners, Inc., the Company agreed to pay $10 million to the selling parties over five years after closing the Transaction, subject to acceleration under certain circumstances.  During the year ended December 31, 2010, the Company paid approximately $4.9 million of this obligation.  The remaining obligation of $5.1 million as of March 31, 2011 and December 31, 2010, respectively, is recorded as a liability within the Company’s Consolidated Statements of Financial Condition.

Details on the amounts receivable from or payable to these various related parties are below:

(In thousands of dollars)	March 31, 2011	December 31, 2010
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$1,253	$1,305
MatlinPatterson - Investment Banking	973	940
Total Receivables from related parties	$2,226	$2,245
Payables to related parties
Former stockholders of Gleacher Partners, Inc.	$5,002*	$4,986*
Total Payables to related parties	$5,002	$4,986

*Represents the present value of the Company’s approximately $5.1 million remaining obligation.

25.            Subsequent Events

The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.  There were no events requiring disclosure, other than the matters below.

Appointment of Chief Executive Officer

On May 2, 2011, Mr. Thomas J. Hughes assumed the office of CEO of the Company.  Mr. Hughes has also been nominated for election to the Company’s Board of Directors at the Company’s 2011 Annual Meeting of Stockholders to be held on May 19, 2011.  In connection with his appointment, as CEO, the Company agreed to award Mr. Hughes (i) stock options to purchase up to 3,000,000 shares of the Company’s common stock with a six-year term and a per share exercise price of $1.85, and (ii) RSUs in respect of 1,000,000 shares of Company common stock with a grant date fair value of $1.85 per RSU.  The stock options and RSUs will vest in three equal installments on each of the first three anniversaries of the grant date, subject to the CEO’s continued employment with the Company.

GLEACHER & COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s former interim CEO resigned from his position as an officer and director of the Company upon Mr. Hughes’ assumption of office on May 2, 2011.  Under the terms of his separation, the Company will pay the former interim CEO a total of approximately $2.0 million.  In addition, the former interim CEO’s vested stock options will remain exercisable until the expiration date set forth in the applicable stock option agreement and his vested RSUs will settle in accordance with their existing terms.  Unvested stock options to purchase 1,350,000 shares of Company common stock were forfeited.

Stock Repurchase

In connection with the stock repurchase program previously discussed in Note 17, the Company purchased approximately 0.1 million shares for approximately $0.1 million on May 9, 2011.

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are included or incorporated by reference in this document statements that may constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties.  All statements other than statements of historical information contained herein are forward-looking statements.  These statements may contain projections relating to revenues, earnings, operations, other financial measures, economic conditions, trends and known uncertainties, and may include statements regarding our future performance, strategies and objectives.  Our forward-looking statements are not meant as, and should not be considered to be, guarantees of future performance or events.  Rather, they reflect management’s expectations, beliefs or judgments, based on management’s review, consideration and analysis of available facts and other information regarding the subject matter of the forward-looking statements.  Our actual results may differ materially from those described in our forward-looking statements.  Because of the inherent uncertainty associated with our forward-looking statements, readers are cautioned not to place undue reliance on them.  We undertake no obligation to update these forward-looking statements, or any other information in the report, to reflect events or circumstances that arise after the date hereof.

Any forward-looking statement should be read and interpreted together with these documents, including the following:

•                  the description of our business contained under Item 1 “Business,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010,

•                  the risk factors contained under Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010,

•                  the discussion of our legal proceedings contained in this report under Part II, Item 1 “Legal Proceedings,”

•                  the discussion and analysis of our financial condition and results of operations contained in this report under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

•                  the discussion of market, credit, operational and other risks impacting our business contained in this report under Item 3 “Quantitative and Qualitative Disclosures about Market Risk,”

•                  the notes to the consolidated financial statements contained in this report contained in Item 1 “Financial Statements,” and

•                  cautionary statements we make in our public documents, reports and announcements.

Any forward-looking statement speaks only as of the date on which that statement is made.  The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

As used herein, the terms “Company,” “Gleacher,” “we,” “us,” or “our,” refer to Gleacher & Company, Inc. and its subsidiaries.

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Business Overview

The Company is an independent, full-service investment bank that provides corporate and institutional clients with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis, as well as securities brokerage services, and, through the Company’s acquisition of ClearPoint Funding, Inc. (“ClearPoint”), which closed on January 3, 2011, engages in residential mortgage lending.  The Company offers a diverse range of products through its Investment Banking, Mortgage Backed/Asset Backed & Rates (“MBS/ABS & Rates”), Corporate Credit and Equities divisions.  The Company is focused on the unification of its brand as an investment bank with investment banking, research, sales, trading and distribution activities being managed as one business.

Currently, we operate through the following four business segments:

•

MBS/ABS & Rates – This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues are generated from spreads on principal transactions executed to facilitate trades for clients. Revenues are also generated from interest income on securities held primarily for the purpose of facilitating customer trading.

•

Corporate Credit – This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to corporate and institutional investor clients. Revenues are generated primarily from spreads on principal and riskless principal transactions, as well as, commissions on trades executed on behalf of clients. In addition, revenues are also generated on a smaller scale from interest income on securities held for the primary purpose of facilitating customer trading. The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distributions.

•

Investment Banking – This division provides a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and recapitalizations and capital markets related matters. This division provides focused, tailored advice and services to companies considering the sale or acquisition of a division, certain assets or the entire company and also offers expertise on matters such as corporate defense takeover advisory and other special situations. In addition, the division provides debt and equity capital raising solutions for corporate clients which take into consideration the overall impact of such solutions on the client, including with respect to capital structure, corporate strategic initiatives and investor base.

•

Equities – This division provides timely and focused research in a select number of industry sectors. The division identifies value-added investment ideas through in-depth primary research on sectors and individual securities with a focus on providing money-making as well as money-saving ideas to institutional clients. Revenues are generated primarily through cash commissions on customer trades in equity securities and hard-dollar fees for research. In addition, revenues are generated on riskless principal transactions through the division’s recently commenced market making activities in certain equity securities.

The Company also recognizes investment gains/(losses) and earns fees related to the Company’s investment in and management of FA Technology Ventures L.P. (“FATV” or “the Partnership”) which includes interests in publicly and privately held companies.  In addition, the operating results of the Company include the activities of ClearPoint.  The Company’s results also include expenses not directly associated with specific reportable segments, including amortization of intangible assets from business acquisitions and costs related to corporate overhead and support, such as various fees associated with financing, legal and settlement expenses.

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

Refer to Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional information regarding material opportunities, challenges and risks related to our business.

GLEACHER & COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Business Environment in the First Quarter 2011

The financial markets ultimately experienced gains during the three months ended March 31, 2011, with the Dow Jones Industrial Index and S&P 500 Index rising approximately 6%, despite significant volatility as a result of major events for the three months ended March 31, 2011.

The volatility was caused primarily by the political turmoil in the Middle East and North Africa and the earthquake in Japan, as well as the continued uncertainties stemming from the European debt crisis and U.S. monetary policy and the continued weakness in the housing markets.  Despite these major events, however, the financial markets ultimately benefitted from the steady flow of low cost funds resulting from the Federal Reserve’s quantitative easing program and upgraded forecasts for the current year economy and improvements in corporate profits.

Also, while treasury yields remained low, with the yield on the ten year treasury note rising about 0.15% to approximately 3.45% at March 31, 2011, investors began re-entering the market for non-agency bonds in search of higher returns.  Prices on a representative sample of the subprime bond market doubled from 30 cents on the dollar at the low point of the financial crisis to approximately 60 cents on the dollar at March 31, 2011.  The increased demand on this asset class resulted in the Federal Reserve announcing that it would auction billions of dollars worth of these subprime assets that it purchased during the height of the credit crisis.  However, risks from political pressures pertaining to loan modifications and foreclosures remain, which may result in investors not ultimately receiving the cash flows they may be expecting.

In addition, the M&A markets continued their recovery with activity rising approximately 16% and the number of announced deals rising approximately 36%, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.   These markets are expected to hold steady as companies continue to pursue strategic transactions by spending cash that was being kept in reserve during the financial crisis.

However, while the overall financial markets have experienced a period of continued recovery, market volatility is expected to remain high as a result of the continued uncertainties both domestic and abroad.  Accordingly, the results of our operations, which are highly dependent on the environment in which our businesses operates, may not necessarily be indicative of what may be recognized in the future.

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

Three-Months Ended March 31, 2011 and 2010

For the three months ended March 31, 2011, net revenues were $94.7 million, compared to $79.3 million for the three months ended March 31, 2010.  The 19% increase in net revenues was due to an increase in revenues in the MBS/ABS & Rates and Equities segments, partially offset by decreased revenues in the Corporate Credit and Investment Banking segments.  The three months ended March 31, 2011 also included ClearPoint revenues of $6.4 million, as well as a gain from bargain purchase of approximately $2.3 million related to the acquisition of ClearPoint (See Note 11 to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q).  Non-interest expenses for the three months ended March 31, 2011 of $82.4 million reflected an increase of $1.0 million, or 1%, compared to $81.4 million for the three months ended March 31, 2010, primarily due to compensation expense attributable to higher net revenues for the three months ended March 31, 2011, as well as expenses related to ClearPoint. This was offset by compensation expense of $13.3 million associated with the separations of our former Chief Executive Officer (“CEO”) and our former Chief Financial Officer (“CFO”) from the Company recorded for the three months ended March 31, 2010.  The Company reported consolidated net income of $7.2 million for the three months ended March 31, 2011, compared to a net loss of ($0.2) million for the three months ended March 31, 2010.  Net income per diluted share for the three months ended March 31, 2011 was $0.06, compared to net loss per diluted share of $0.00 for the three months ended March 31, 2010.

	Three Months Ended
	March 31,
(In thousands of dollars)	2011	2010
Revenues:
Principal transactions	$63,409	$46,306
Commissions	4,988	4,165
Investment banking	10,322	14,798
Investment banking revenues from related party	-	300
Investment (losses)/gains, net	(686)	150
Interest income	15,072	16,161
Gain from bargain purchase – ClearPoint acquisition (See Note 11 contained in Item 1 of this Quarterly report on Form 10-Q)	2,330	-
Fees and other	1,816	910
Total revenues	97,251	82,790
Interest expense	2,591	3,487
Net revenues	94,660	79,303
Expenses (excluding interest):
Compensation and benefits	64,573	68,201
Clearing, settlement and brokerage	5,395	1,480
Communications and data processing	4,013	3,102
Occupancy, depreciation and amortization	2,215	2,246
Selling	1,682	1,195
Other	4,516	5,133
Total expenses (excluding interest)	82,394	81,357
Income/(loss) before income taxes	12,266	(2,054)
Income tax expense/(benefit)	5,061	(1,843)
Net income/(loss)	$7,205	$(211)

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Net Revenues

For the three months ended March 31, 2011, net revenues were $94.7 million, which included the ClearPoint acquisition gain from bargain purchase of approximately $2.3 million, compared to $79.3 million for the three months ended March 31, 2010.  Commissions and principal transactions revenues increased $17.9 million, or 36%, to $68.4 million for the three months ended March 31, 2011 from $50.5 million for the three months ended March 31, 2010 due to an increase of $15.9 million in the MBS/ABS & Rates segment and $0.8 million in the Equities segment, which were partially offset by decreases in the Corporate Credit segment of $4.2 million.  In addition, commissions and principal transactions revenues include $5.4 million related to the mortgage lending activities of ClearPoint.  Investment banking revenues decreased $4.8 million, or 32%, to $10.3 million for the three months ended March 31, 2011 and is comprised of capital markets fees of $6.5 million and advisory fees of $3.8 million.  Investment (losses), which represent the change in the value of the Company’s investment in FATV, were ($0.7) million for the three months ended March 31, 2011 compared to investment gains of $0.2 million for the three months ended March 31, 2010.  Net interest income of $12.5 million as of March 31, 2011, remained relatively unchanged compared to the three months ended March 31, 2010.  This was due to higher average inventory levels which were partially offset by lower coupon interest received.  In addition, the three months ended March 31, 2010 included interest expense related to our mandatorily redeemable preferred stock which was redeemed on September 28, 2010.  Fees and other revenues of $1.8 million for the three months ended March 31, 2011 increased $0.9 million primarily due to fees earned in connection with the mortgage lending activities of ClearPoint.

Non-Interest Expense

Non-interest expenses for the three months ended March 31, 2011 of $82.4 million increased $1.0 million, or 1%, compared to $81.4 million for the three months ended March 31, 2010.  The increase was primarily due to compensation expense attributable to higher net revenues for the three months ended March 31, 2011, as well as operating expenses related to ClearPoint.  This was offset by compensation expense associated with the separations of the former CEO and the former CFO from the Company recorded during the three months ended March 31, 2010.

Compensation and benefits expense decreased $3.6 million, or 5%, to $64.6 million for the three months ended March 31, 2011, primarily due to compensation expense recorded during the three months ended March 31, 2010, associated with the separations of the former CEO and the former CFO from the Company.  In 2010, the Company recorded approximately $13.3 million of compensation related to the remaining amortization of the Company’s former CEO and the former CFO’s outstanding equity awards since the dates of their separations from the Company and additional severance expense and related employee benefits in connection with their departures.  This was partially offset by increased compensation expense as a result of higher net revenues.  As is standard in the industry, the Company compensates many of its professional personnel with a percentage of, or otherwise based on, the net revenues generated by that professional or his or her business unit.  Consequently, as net revenues increase, associated compensation expense increases.

Clearing, settlement and brokerage costs of $5.4 million for the three months ended March 31, 2011 increased by $3.9 million, or 265%, compared to the prior year three months ended March 31, 2010.  The increase was due to broker fees incurred related to the mortgage lending activities of ClearPoint, as well as an increase in costs associated with the expansion of our equity trading capabilities.

Communications and data processing expense of $4.0 million for the three months ended March 31, 2011 increased by $0.9 million compared to the three months ended March 31, 2010.  The increase was due to increased market data services expense.

Occupancy and depreciation expense of $2.2 million for the three months ended March 31, 2011 remained unchanged compared to the three months ended March 31, 2010 as cost savings realized due to the consolidation of our offices in New York City in 2010 were offset by occupancy expense related to ClearPoint.

Selling expense of $1.7 million for the three months ended March 31, 2011 increased by $0.5 million, or 41%, compared to the three months ended March 31, 2010 primarily due to expenses related to ClearPoint.

Other expenses of $4.5 million for the three months ended March 31, 2011 decreased $0.6 million, or 12% compared to the three months ended March 31, 2010 primarily due to a decrease in professional service fees.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2011 of 41.3% resulted in income tax expense of approximately $5.1 million.  The effective income tax rate includes a 2.0% net benefit for discrete items, including a benefit related to the ClearPoint bargain purchase gain which is non-taxable, partially offset by an expense related to a re-measurement of net deferred tax assets due to a change in estimate of our apportioned statutory income tax rate.  The effective income tax rate also differs from the federal statutory rate of 35% primarily due to state and local income taxes.

The Company’s effective income tax rate for the three months ended March 31, 2010 of 89.9%, resulted in an income tax benefit of approximately $1.8 million.  The effective income tax rate included the benefit of a discrete item of 41.6% due to the reversal of prior year non-deductible stock-based compensation previously granted to the Company’s former CEO.  In 2009, the compensation was not deductible due to the application of Section 162(m) of the Internal Revenue Code, but became deductible as a result of the officer’s separation from the Company for the three months ended March 31, 2010.  The effective income tax rate also differed from the statutory rate of 35% primarily due to state and local income taxes, preferred stock dividends, non-deductible compensation and meals and entertainment expenses.

Segment Highlights

Three-Months Ended March 31, 2011 and 2010

In order to more clearly report the results of the Company’s reportable segments based upon the nature of the revenues generated, which is how the segments are evaluated, prior period results have been revised to reclassify investment banking revenues and related expenses which were previously presented within our reportable segments MBS/ABS & Rates, Corporate Credit and Equities, as well as Other into the Investment Banking reportable segment.

For presentation purposes, net revenues within each of the businesses are classified, if applicable, into commissions and principal transactions, investment banking, investment gains/(losses), net interest, and other.  Commissions and principal transactions include commissions on agency trades and gains and losses from sales and trading activities.  Investment banking includes revenues generated from capital raising through underwritings and private placements of equity and debt securities, and financial advisory service fees in regards to mergers and acquisitions, restructuring and corporate finance related matters.  Investment gains/(losses) reflect gains and losses on the Company’s FATV investment.  Other revenues reflect management fees received from FATV, research fees and fees earned related to residential mortgage lending activities of ClearPoint.  Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company’s inventory levels.

MBS/ABS & Rates

	Three Months Ended March 31,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$40,751	$24,857	64%
Net interest	10,783	11,309	(5%)
Other	-	17	N/A
Total net revenues	$51,534	$36,183	42%

Pre-tax contribution	$18,792	$14,882	26%

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

MBS/ABS & Rates Q1 2011 vs. Q1 2010

MBS/ABS & Rates net revenues increased 42% to $51.5 million for the three months ended March 31, 2011.  Commissions and principal transactions revenues increased by $15.9 million for the three months ended March 31, 2011, or 64%, compared to the three months ended March 31, 2010.  This was due to higher spreads generated primarily in the non-agency commercial mortgage backed securities market, partially offset by lower trading volumes in other products.  Net interest income decreased $0.5 million for the three months ended March 31, 2011 due to lower coupon interest received, partially offset by increased inventory levels.  Pre-tax contribution increased by $3.9 million for the three months ended March 31, 2011, or 26%, as a result of the increase in revenues, partially offset by higher compensation costs resulting from higher revenues.

Corporate Credit

	Three Months Ended March 31,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$17,598	$21,803	(19%)
Net interest	318	94	238%
Other	41	5	N/A
Total net revenues	$17,957	$21,902	(18%)

Pre-tax contribution	$1,005	$1,603	(37%)

Corporate Credit Q1 2011 vs. Q1 2010

Corporate Credit net revenues decreased by $3.9 million, or 18%, to $18.0 million for the three months ended March 31, 2011.  Commissions and principal transactions revenues decreased by $4.2 million for the three months ended March 31, 2011, or 19%, primarily due to a decrease in spreads, which was partially offset by higher volumes.  While net revenues declined $3.9 million for the three months ended March 31, 2011, pre-tax contribution decreased $0.6 million, or 37%, primarily due to lower compensation costs as a result of the reduction in revenues.

Investment Banking

	Three Months Ended March 31,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Investment banking	$10,323	$15,098	(32%)
Other	-	70	N/A
Total net revenues	$10,323	$15,168	(32%)

Pre-tax contribution	$2,542	$5,154	(51%)

Investment Banking Q1 2011 vs. Q1 2010

Investment Banking net revenues decreased $4.8 million, or 32%, to $10.3 million for the three months ended March 31, 2011.  Advisory revenues decreased to $3.8 million for the three months ended March 31, 2011 from $7.2 million for the three months ended March 31, 2010.  Capital markets revenues decreased to $6.5 million for the three months ended March 31, 2011 compared to $7.9 million for the three months ended March 31, 2010.  Pre-tax contribution decreased $2.6 million for the three months ended March 31, 2011 primarily due to the decrease in revenues which were partially offset by lower compensation costs attributable to the lower revenues.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Equities

	Three Months Ended March 31,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$4,597	$3,818	20%
Net interest	(18)	4	N/A
Other	692	864	20%
Total net revenues	$5,271	$4,686	12%

Pre-tax (loss)/contribution	$(2,283)	$171	N/A

Equities Q1 2011 vs. Q1 2010

Equities net revenues increased $0.6 million, or 12%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Commissions and principal transactions revenues increased $0.8 million for the three months ended March 31, 2011 due to an increase in volumes. Other revenues decreased $0.2 million for the three months ended March 31, 2011 as a result of a decrease in payments received related to fee based research.  Pre-tax (loss) was ($2.3) million for the three months ended March 31, 2011 compared to a pre-tax contribution of $0.2 million for the three months ended March 31, 2010.  The decrease was primarily attributable to both higher fixed and variable compensation costs related to our continued investment in the operating segment, as well as higher clearing, settlement and brokerage costs associated with the expansion of our equity trading capabilities.

Other

Items of revenues and expense not properly allocated to one of the reportable segments described above are classified (for segment reporting purposes) as “Other.”  These items are set forth in the table below.

	Three Months Ended March 31,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$5,451	$(7)	N/A
Investment (losses)/gains	(686)	150	N/A
Net interest	1,398	1,267	10%
Gain from bargain purchase – ClearPoint Funding, Inc. acquisition	2,330	-	N/A
Other	1,082	(46)	N/A
Total net revenues	$9,575	$1,364	N/A

Pre-tax (loss)	$(7,790)	$(23,864)	67%

Other Q1 2011 vs. Q1 2010

Other net revenues of $9.6 million for the three months ended March 31, 2011 increased $8.2 million compared to $1.4 million for the three months ended March 31, 2010.  The increase was primarily attributable to $6.4 million of net revenues related to the mortgage lending activities of ClearPoint, as well as the gain from bargain purchase related to the acquisition.  Investment (losses), which represent the change in value of the Company’s investment in FATV, were ($0.7) million during the three months ended March 31, 2011 compared to investment gains of $0.2 million for the three months ended March 31, 2010.  Net interest income was $1.4 million for the three months ended March 31, 2011, compared to $1.3 million for the three months ended March 31, 2010.  The change in net interest was due to increased borrowings with our clearing broker, offset by interest expense no longer being incurred on our mandatorily redeemable preferred stock which was redeemed on September 28, 2010.  Pre-tax (loss) for the three months ended March 31, 2011 of ($7.8) million decreased $16.1 million, or 67% compared to a pre-tax (loss) of approximately ($23.9) million, primarily due to approximately $13.3 million of compensation expense recorded during the three months ended March 31, 2010, related to the separations of our former CEO and the former CFO from the Company.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures

During the three months ended March 31, 2011, the Company recorded a bargain purchase gain related to the ClearPoint acquisition of approximately $2.3 million.  Also during the three months ended March 31, 2010, the Company recorded approximately $13.3 million of additional compensation expense as a result of the separation of the former CEO and the former CFO from the Company.  These items are presented in the table below as being eliminated from income/(loss) before income taxes.  Income/(loss) before income taxes adjusted for the elimination of such items is a non-GAAP financial measure.  The Company has presented this non-GAAP financial measure to enhance an investor’s evaluation of the Company’s operating results.

The following table sets forth a reconciliation of GAAP income/(loss) before income taxes to non-GAAP income before income taxes as adjusted for the elimination of these items for the three months ended March 31, 2011 and 2010.  The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP.

	Three Months Ended
	March 31,
(In thousands of dollars)	2011	2010
GAAP income/(loss) before income taxes	$12,266	$(2,054)
Deduct: Gain on bargain purchase – ClearPoint acquisition	(2,330)	-
Add back: Compensation expense (1)	-	13,306
Non-GAAP income before income taxes	$9,936	$11,252

(1)         Represents (i) non-cash compensation related to the remaining amortization of the former CEO’s and the former CFO’s outstanding equity awards since the dates of their separations of approximately $12.7 million and (ii) additional severance expense and related employee benefits of approximately $0.6 million.

Financial Condition

The Company’s financial instruments owned and investments comprised approximately 77% and 78% of total assets at March 31, 2011 and December 31, 2010, respectively.  The Company maintains these positions primarily to facilitate its customer trading activities.  The majority of these assets are financed by the Company’s clearing agents and, to a lesser extent, through secured borrowings.  Payables to brokers, dealers and clearing organizations and secured borrowings comprised approximately 85% and 85% of the Company’s total liabilities at March 31, 2011 and December 31, 2010, respectively.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Financial instruments owned (including investments) and securities sold, but not yet purchased consisted of the following:

	March 31, 2011		December 31, 2010
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Financial Instruments
Agency mortgage-backed securities	$1,101,914	$-	$1,085,382	$-
Non-agency mortgage-backed securities	100,632	-	80,175	-
U.S. Government and federal agency obligations	104,475	141,231	47,581	92,971
Loans	52,815	-	-	-
Other debt obligations	20,594	-	37,278	-
Preferred stock	19,744	1,988	12,381	2,469
Corporate debt securities	29,311	1,420	4,037	1,004
Equities	1,392	22	14,272	13,148
Derivatives	1,464	532	137	2,683
Not Readily Marketable Securities
Investment securities with no publicly quoted market	16,883	-	18,084	-
Total	$1,449,224	$145,193	$1,299,327	$112,275

Refer to the Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Note 8 within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with Accounting Standards Codification 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of the Company’s liquidity and capital resources highlights conditions which have changed since December 31, 2010 and should be read in conjunction with the Company’s discussion on liquidity and capital resources within the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity is of paramount importance to our success of operations.  The Company manages its liquidity by monitoring its funding and cash flow needs daily and measuring them against available cash levels in order to maintain available cash at its clearing agents so there is liquidity available for operations and for meeting financing obligations even under stressful market conditions.  The Company also maintains conservative leverage ratios and generally holds inventory that is readily convertible to cash.  The majority of the Company’s inventory is financed by our clearing agents and, to a lesser extent, through repurchase agreements.  We use these financing sources, and periodically consider others in order to reduce funding/liquidity risk.

The Company also finances the residential mortgage lending activities of ClearPoint through a secured mortgage warehouse line of credit of $75.0 million which carries a floating rate of interest, is collateralized by ClearPoint’s loans and expires on March 10, 2012.  Outstanding borrowings were approximately $48.5 million as of March 31, 2011.  ClearPoint was in compliance with all financial covenants for these facilities as of March 31, 2011.

The Company had Cash and cash equivalents of $34.8 million and $40.0 million, at March 31, 2011 and December 31, 2010, respectively.  In addition, the Company’s financial instruments that are readily marketable and actively traded were approximately $1.3 billion at March 31, 2011 compared to approximately $1.2 billion at December 31, 2010.  These financial instruments are substantially financed by the Company’s payable to its clearing broker and secured borrowings at March 31, 2011 and December 31, 2010 of $1.3 billion and $1.2 billion, respectively.  The level of assets and liabilities will fluctuate due to changing market conditions and customer demand.

On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program, whereby the Company is authorized to purchase shares of its common stock for up to $25 million.  Currently, the primary intended purpose of the repurchase program is to manage dilution related to employee stock-based compensation grants.  Stock purchases by the Company will be made from time to time in the open market or in privately negotiated transactions, if and when management determines to effect purchases.  All stock repurchases by the Company shall be subject to the requirements of Rule 10b-18 promulgated under the Exchange Act.  As of May 9, 2011, the Company has repurchased 3.0 million shares for approximately $5.9 million.

Regulatory

As of March 31, 2011, each of the Company’s registered broker-dealer subsidiaries, Gleacher & Company Securities, Inc. (“Gleacher Securities”) and Gleacher Partners, LLC (“Gleacher Partners”), were in compliance with the net capital requirements of the Financial Industry Regulatory Authority (“FINRA”), and, in the case of Gleacher Securities, the National Futures Association (“NFA”) as well.  The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of March 31, 2011, Gleacher Securities had net capital of $62.9 million, which exceeded minimum net capital requirements of FINRA and the NFA by $62.4 million and Gleacher Partners had net capital of $0.8 million, which exceeded net capital requirements of the FINRA by $0.6 million.

Derivatives

The Company utilizes derivatives for various economic hedging strategies to actively manage its market and liquidity exposures.  In addition, the Company enters into mortgage loan IRLCs in connection with its mortgage lending activities.  Refer to Note 9, within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Contingent Consideration

On October 2, 2008, the Company acquired 100% of the outstanding common shares of American Technology Research Holdings, Inc.  Per the stock purchase agreement, the sellers are entitled to receive future contingent consideration consisting of approximately 100% of the profits earned by the Equities division for the three months ended December 31, 2008 and all of fiscal years 2009 and 2010 and up through October 1, 2011, up to an aggregate of $15 million in profits. The sellers are also entitled to receive earn-out payments consisting of 50% of such profits in excess of $15 million. All such earn-out payments will be paid 50% in cash and, depending on the recipient thereof, either 50% in Company common stock, subject to transfer restrictions lapsing ratably over the three years following issuance, or 50% in restricted stock under the 2007 Incentive Compensation Plan, subject to vesting based on continued employment.  Based on the results of the Equities division for the three and twelve months ended March 31, 2011 and December 31, 2010, there was no accrued contingent consideration.

Legal Proceedings

From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (See Part II – Item 1 - Legal Proceedings of the Quarterly Report on Form 10-Q for additional information.)

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

Tax Valuation Allowance

No valuation allowance has been provided on the Company’s net deferred tax assets at March 31, 2011 and December 31, 2010, as it is more likely than not that they will be realized.  Such determination is based upon the projection of future taxable income, as well as the Company’s ability to carry back any net operating losses generated in the near future from the reversal of temporary differences.

OFF-BALANCE SHEET ARRANGEMENTS

Certain liabilities or commitments of the Company that are not recorded in the Company’s Consolidated Statements of Financial Condition as of March 31, 2011 are identified or described in the “Contractual Obligations” section which follows and within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations increased approximately $2.6 million as a result of operating lease commitments related to ClearPoint and by approximately $2.0 million, related to payments payable in installments over three years, to the former stockholder of ClearPoint contingent upon continued employment with the Company.  There were no other significant changes to the Company’s contractual obligations at March 31, 2011 since what was previously reported within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CRITICAL ACCOUNTING POLICIES

Loans

The Company accounts for all of ClearPoint’s originated residential mortgage loans under the fair value option (“FVO”) as prescribed by ASC 820.  Upfront costs and fees related to the loans are immediately recognized.  Fees earned are recorded within Fees and other within the Consolidated Statements of Operations.  All mortgage loans are sold on a servicing-released basis pursuant to various sale contracts which include recourse provisions related to loan repurchases in the event of certain events as prescribed in the respective sale contracts.

Changes in the fair value of mortgage loans and any related hedging instruments are recorded within Principal transactions within the Consolidated Statements of Operations contained In Item 1 of this Quarterly Report on Form 10-Q.

There are no other material changes to the Company’s critical accounting policies from what was previously reported as of December 31, 2010.  For a full description of the Company’s critical accounting policies, refer to “Critical Accounting Policies” included within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), in order to address diversity in practice about the interpretation of the pro forma revenues and earnings disclosure requirements for business combinations.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the current period had occurred as of the beginning of the comparable prior annual period only.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2010.  The adoption of ASU 2010-29 did not affect the Company’s financial condition, results of operations or cash flows.  Refer to Note 11 which includes the disclosures as required by this statement.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”), in order to address questions about entities with reporting units with zero or negative carrying amounts as some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, taking into consideration any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company’s consolidated financial statements.

GLEACHER & COMPANY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

In July 2010, the FASB issued ASU No. 2010-20, “New Disclosure Requirements for Finance Receivables and Allowance for Credit Losses” (“ASU 2010-20”), in order to address concerns about the sufficiency, transparency, and robustness of credit disclosures for finance receivables and the related allowance for credit losses.  ASU 2010-20 expands disclosure requirements regarding allowance, charge-off and impairment policies, information about management’s credit assessment process, additional quantitative information on impaired loans and rollforward schedules of the allowance for credit losses and other disaggregated information.  New disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (e.g., allowance rollforward) are required for interim and annual periods beginning after December 15, 2010.  The Company’s adoption of ASU 2010-20 did not materially change current disclosures, and since these amended principles require only additional disclosures, the adoption of ASU 2010-20 did not affect the Company’s financial condition, results of operations or cash flows.

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

For a full discussion of the Company’s market risk management processes and procedures, refer to Item 9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Market Risk

Market risk represents the risk of loss that may result from the potential change in the value of our trading or investment positions, or loans held for sale as a result of fluctuations in interest rates, prepayment speeds, credit spreads and equity prices, as well as changes in the implied volatility of interest rates and equity prices.  The Company’s exposure to market risk is primarily related to principal transactions executed in order to facilitate customer trading activities and to a lesser extent, loans related to the residential mortgage lending activities of ClearPoint.

The Company trades agency mortgage-backed securities, debt securities issued by U.S. Government and federal agency obligations, non-agency mortgage-backed securities, corporate debt, listed equities and preferred stock and maintains inventories in order to facilitate customer transactions.  In addition, the Company originates residential mortgage loans through ClearPoint for resale.  In order to mitigate exposure to market risk, the Company enters into derivatives including the sale of TBAs and exchange traded treasury futures contracts, or by selling short U.S. Government securities.

The following table categorizes the Company’s market risk sensitive financial instruments:

	Market Value (net)
(In thousands of dollars)	March 31, 2011	December 31, 2010
Trading risk
Interest rate	$1,285,606	$1,167,673
Equity	189	3
Total trading risk	$1,285,795	$1,167,676
Other than trading risk
Equity	$18,064	$19,205
Interest rate	172	171
Total other than trading risk	18,236	19,376
Total market value, net	$1,304,031	$1,187,052

Refer to Note 1 within the footnotes to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and Note 8 within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with ASC 820.

The following is a discussion of the Company’s primary market risk exposures as of March 31, 2011.

Interest Rate Risk and Related Prepayment Risk

In connection with trading and residential mortgage lending activities, the Company is exposed to interest rate risk arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve.  Interest rate risk exposure is a result of maintaining inventory positions (including originated residential mortgage loans) and trading in interest-rate-sensitive financial instruments.  These financial instruments include agency mortgage-backed securities, debt securities issued by U.S. Government and federal agency obligations, non-agency mortgage-backed securities, corporate debt, preferred stock and residential mortgage loans.

GLEACHER & COMPANY, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)

Prepayment risk arises from the possibility that the rate of principal repayment on mortgages will fluctuate, affecting the value of mortgage-backed securities. Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans and turnover in housing ownership. Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of the Company’s net interest income, the valuations of mortgage-backed securities in inventory and the effectiveness of our interest rate hedging. Prepayments of mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are uncertain. Prepayment experience also may be affected by the conditions in the housing and financial markets, including the Government Sponsored Entities buying back delinquent loans at par, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The purchase prices of mortgage-backed securities are generally based in part upon assumptions regarding the expected rates of prepayments.  The Company’s mortgage loans related to the residential mortgage lending activities of ClearPoint are subject to prepayment risk, however, these loans tend to be sold within a short period of time subsequent to origination which mitigates this risk to the Company.

A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net trading inventory positions. The fair market value of these securities included in the Company’s inventory at March 31, 2011 and December 31, 2010 was $1.3 billion. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve, including its related effect on prepayment speeds.  At March 31, 2011 and December 31, 2010, the potential change in fair value under this stress scenario was a loss of $8.4 million and $7.8 million, respectively. Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.

The following table shows a breakdown of our interest rate exposure on March 31, 2011 and December 31, 2010:

Market value change per one hundredth of one percent interest rate increase (In thousands of dollars)	March 31, 2011	December 31, 2010
U.S. government and federal agency obligations	$29	$28
Agency mortgage-backed securities	(144)	(151)
Non-agency mortgage-backed securities	(31)	(24)
Corporate debt securities	(9)	(2)
Preferred stock	(13)	(6)
Total	$(168)	$(155)
Average duration (years)	2.45	2.04

Credit Spread and Credit Rating Risk

The Company actively makes markets in various credit instruments, including corporate bonds (both high yield and investment grade), emerging market debt and structured securities (MBS/ABS/CMBS/CDO/CLO). As a consequence, the Company is exposed to credit spread and credit rating changes in these markets.  Credit spread and credit rating risk results from changes in the level or volatility of credit spreads, either as a result of macro market conditions (e.g., risk aversion sentiment) or from idiosyncratic development of certain debt issuers or their sectors.  The Company is generally not exposed to significant credit risk related to the residential mortgage lending activities of ClearPoint as the loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

GLEACHER & COMPANY, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)

The following tables show a breakdown of our exposure in these markets on March 31, 2011 and December 31, 2010:

Credit Sensitive Holdings Market Value as of March 31, 2011
(In thousands of dollars)	Non-agency mortgage- backed securities	Corporate debt securities	Preferred stock	Other debt obligations	Total
Investment grade	$14,135	$17,040	$12,282	$10,030	$53,487
Non-investment grade	86,497	10,851	5,474	10,564	113,386
Total	$100,632	$27,891	$17,756	$20,594	$166,873

Credit Sensitive Holdings Market Value as of December 31, 2010
(In thousands of dollars)	Non-agency mortgage- backed securities	Corporate debt securities	Preferred stock	Other debt obligations	Total
Investment grade	$16,652	$2,293	$8,047	$16,867	$43,859
Non-investment grade	63,523	740	1,865	20,411	86,539
Total	$80,175	$3,033	$9,912	$37,278	$130,398

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

The Company had no significant net long or short positions in marketable equity securities at March 31, 2011 and December 31, 2010.  The Company’s investment in FATV at March 31, 2011 and December 31, 2010 had a fair market value of $15.6 million and $16.8 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies.  This risk measure, for the Company’s investment in FATV amounted to $1.6 million at March 31, 2011 and $1.7 million at December 31, 2010.  Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

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

Agency and principal securities transactions with customers of the Company’s subsidiaries, other than the Rates business, are cleared through third party clearing agreements on a fully disclosed basis.  Under these agreements, the clearing agents settle customer securities transactions, collect margin receivables related to these transactions, monitor the credit standing and required margin levels related to these customers and, pursuant to margin guidelines, require the customer to deposit additional collateral with them or to reduce positions, if necessary.

In the normal course of business, Gleacher Securities guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates.  Gleacher Securities also indemnifies some clients

GLEACHER & COMPANY, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Unaudited)

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

The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business which began in November 2010.  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At March 31, 2011 and December 31, 2010, the Company had a deposit with the FICC of approximately $10.3 million which is recorded within Receivable from brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Leverage increases the risks (and potential rewards) we take. To balance this risk/reward equation, we maintain weighted average target leverage ratios well below 10x, so that the risk from leveraging would still be manageable even in the event of market crisis. The table below shows the Company’s Inventory to Equity ratio which is calculated by dividing the sum of the Company’s Financial instruments owned, at fair value and Investments by Stockholders’ Equity as shown on the Company’s Consolidated Statements of Financial Condition contained in Item 1 of this Quarterly Report on Form 10-Q.

	March 31, 2011	December 31, 2010
Inventory to Equity Ratio	4.1	3.8

Refer to “Liquidity and Capital Resources” above Item 2 for further information about our liquidity as of March 31, 2011 and December 31, 2010.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II-Other Information

Item 1.  Legal Proceedings

The Company is not a party to any legal proceeding required to be disclosed in this Quarterly Report on Form 10-Q per applicable SEC regulations.  Moreover, based on currently available information, the Company does not believe that any current litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, results of operations and cash flows, although an adverse development, or an increase in associated legal fees, could be material in a particular period, depending in part on the Company’s operating results in that period.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011—January 31, 2011	—	$ —	—	$ —
February 1, 2011—February 28, 2011	726,800	1.99	726,800	23,556,330
March 1, 2011—March 31, 2011	2,184,100	2.00	2,184,100	19,196,980
Total	2,910,900	$1.99	2,910,900	$25,000,000	*

*              Maximum dollar value authorized under the Company’s stock repurchase program.

(1)           Pursuant to a stock repurchase program announced on October 27, 2010, whereby the Company is authorized to repurchase up to $25,000,000 of its common stock.

Item 6. Exhibits

(a)          Exhibits

Exhibit Number	Description

3.1*	Amended and Restated Bylaws of Gleacher & Company, Inc., effective April 18, 2011.

10.1†

Restricted Stock Units Agreement dated February 15, 2011, by and between Gleacher & Company, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).

10.2†

Restricted Stock Units Agreement dated February 15, 2011, by and between Gleacher & Company, Inc. and Jeffrey Kugler (filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).

10.3†

Letter Agreement, dated April 18, 2011, between the Company and Thomas J. Hughes (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2011 and incorporated herein by reference).

10.4†*	2007 Incentive Compensation Plan Stock Option Agreement dated May 9, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes.

10.5†*	Inducement Stock Option Agreement dated May 9, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes.

10.6†*	Inducement Restricted Stock Units Agreement dated May 9, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes.

10.7†

Letter Agreement, dated April 22, 2011, between the Company and Peter J. McNierney (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 22, 2011 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Management contract or compensatory plan or arrangement
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gleacher & Company, Inc.
(Registrant)

Date:	May 10, 2011	/s/ Thomas J. Hughes
Thomas J. Hughes
Chief Executive Officer

Date:	May 10, 2011	/s/ Jeffrey H. Kugler
Jeffrey H. Kugler
Chief Financial Officer
(Principal Accounting Officer)