Form 10-Q
period 2011-06-30
GLEACHER & COMPANY, INC.
filed 2011-08-08
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

127,834,829 shares of Common Stock were outstanding as of the close of business on July 29, 2011

GLEACHER & COMPANY, INC. AND SUBSIDIARIES

FORM 10-Q

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Part I — Financial Information

Item 1.  Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for per share amounts)	2011	2010	2011	2010
Revenues:
Principal transactions	$32,560	$33,035	$95,970	$79,341
Commissions	4,109	5,139	9,097	9,304
Investment banking	10,042	5,777	20,364	20,575
Investment banking revenues from related party	—	1,050	—	1,350
Investment gains/(losses), net	368	(1,662)	(318)	(1,512)
Interest income	14,885	12,379	29,958	28,540
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition (See Note 11)	—	—	2,330	—
Fees and other	2,401	1,575	4,215	2,485
Total revenues	64,365	57,293	161,616	140,083
Interest expense	3,057	2,760	5,649	6,247
Net revenues	61,308	54,533	155,967	133,836
Expenses (excluding interest):
Compensation and benefits	40,298	44,875	104,871	113,076
Impairment of goodwill and intangible assets (See Note 12)	14,311	—	14,311	—
Clearing, settlement and brokerage	5,871	1,684	11,266	3,164
Communications and data processing	3,903	3,533	7,916	6,635
Occupancy, depreciation and amortization	2,478	5,671	4,693	7,917
Selling	2,281	1,273	3,963	2,468
Other	4,494	4,534	9,010	9,667
Total expenses (excluding interest)	73,636	61,570	156,030	142,927
Loss before income taxes	(12,328)	(7,037)	(63)	(9,091)
Income tax (benefit)/expense	(1,322)	(1,800)	3,739	(3,643)
Net loss	$(11,006)	$(5,237)	$(3,802)	$(5,448)

Per share data:
Basic loss per share	$(0.09)	$(0.04)	$(0.03)	$(0.05)
Diluted loss per share	(0.09)	(0.04)	(0.03)	(0.05)
Weighted average shares of common stock:
Basic	124,061	121,128	123,825	120,546
Diluted	124,061	121,128	123,825	120,546

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
(In thousands of dollars, except for share and per share amounts)	2011	2010
Assets
Cash and cash equivalents	$46,436	$40,009
Cash and securities segregated for regulatory purposes	4,000	100
Securities purchased under agreements to resell	303,000	86,484
Receivables from:
Brokers, dealers and clearing organizations	21,787	25,721
Related parties	1,307	2,245
Others	18,460	18,283
Financial instruments owned, at fair value (includes assets pledged of $1,169,365 and $1,280,443 at June 30, 2011 and December 31, 2010, respectively)	1,241,745	1,281,243
Investments	16,098	18,084
Office equipment and leasehold improvements, net	7,505	6,653
Goodwill	96,766	105,694
Intangible assets	9,457	15,565
Income taxes receivable	13,468	14,782
Deferred tax assets, net	30,028	34,154
Other assets	11,186	8,915
Total Assets	$1,821,243	$1,657,932
Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing organizations	$1,020,905	$1,101,440
Related parties	5,019	4,986
Others	2,764	2,347
Securities sold under agreements to repurchase	191,449	—
Securities sold, but not yet purchased, at fair value	154,189	112,275
Secured borrowings	60,084	—
Accrued compensation	23,526	74,202
Accounts payable	2,990	1,161
Accrued expenses	9,331	7,595
Income taxes payable	3,671	3,468
Deferred tax liabilities	2,377	3,390
Subordinated debt	801	909
Total Liabilities	1,477,106	1,311,773
Commitments and Contingencies (See Note 16)

Stockholders’ Equity
Common stock; $.01 par value; authorized 200,000,000 shares; issued 133,714,786 and 131,457,586 shares; and outstanding 127,831,586 and 130,809,868 shares; in each case, at June 30, 2011 and December 31, 2010, respectively	1,337	1,315
Additional paid-in capital	462,144	449,754
Deferred compensation	161	276
Accumulated deficit	(107,565)	(103,763)
Treasury stock, at cost (5,883,200 shares and 647,718 shares at June 30, 2011 and December 31, 2010, respectively)	(11,940)	(1,423)
Total Stockholders’ Equity	344,137	346,159
Total Liabilities and Stockholders’ Equity	$1,821,243	$1,657,932

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands of dollars)	2011	2010
Cash flows from operating activities:
Net loss	$(3,802)	$(5,448)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill and intangible assets	14,311	—
Amortization of stock-based compensation	9,326	23,547
Deferred income taxes	2,887	(9,478)
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition	(2,330)	—
Amortization of intangible assets	1,528	2,038
Depreciation and amortization	961	742
Investment losses/(gains), net	318	1,512
Amortization of discount of mandatorily redeemable preferred stock	—	116
Amortization of debt issuance costs	—	84
Loss from disposal of office equipment and leasehold improvements	—	312
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	(3,900)	—
Securities purchased under agreements to resell	(216,516)	—
Net receivable/payable from/to related parties	971	(2,053)
Net receivable from others	394	5,372
Financial instruments owned, at fair value	86,341	24,478
Income taxes receivable/payable, net	(120)	(12,512)
Other assets	1,081	(312)
Net payable to brokers, dealers and clearing organizations	(76,601)	7,168
Securities sold under agreements to repurchase	191,449	—
Securities sold, but not yet purchased, at fair value	41,541	12,588
Accounts payable and accrued expenses	16	1,348
Accrued compensation	(41,219)	(42,823)
Drafts payable	(897)	(423)
Net cash provided by operating activities	5,739	6,256
Cash flows from investing activities:
Return of capital — investments	1,772	609
Purchases of office equipment and leasehold improvements	(1,709)	(3,776)
ClearPoint acquisition — net cash acquired (See Note 11)	626	—
Capital contribution — investments	(103)	(433)
Loan receivable — held for investment	—	(5,000)
Payment to sellers of American Technology Holdings, Inc.	—	(1,382)
Net cash provided by (used in) investing activities	586	(9,982)
Cash flows from financing activities:
Proceeds from secured borrowings	373,039	—
Repayments of secured borrowings	(357,293)	—
Purchases of treasury stock	(10,333)	—
Payment for employee tax withholdings on stock-based compensation	(5,441)	(2,732)
Repayment of subordinated debt	(108)	(288)
Excess tax benefits related to stock-based compensation	238	2,156
Net cash provided by/(used in) by financing activities	102	(864)
Increase/(decrease) in cash and cash equivalents	6,427	(4,590)
Cash and cash equivalents at beginning of the period	40,009	24,997
Cash and cash equivalents at the end of the period	$46,436	$20,407

NON CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2011 and 2010, the Company issued approximately 0.6 million and 0.9 million shares out of treasury stock, net of forfeitures, respectively, for stock-based compensation exercises and vesting and distributions of deferred compensation related to the employee stock trust.

During the six months ended June 30, 2011 and 2010, the Company issued approximately 2.3 million and 3.3 million, respectively, shares of common stock for settlement of stock-based compensation awards.

The fair value of non-cash assets acquired and liabilities assumed in the ClearPoint Funding, Inc. acquisition on January 3, 2011 were $51.6 million and $49.9 million, respectively (See Note 11).

During the six months ended June 30, 2010, Goodwill increased by $0.8 million in connection with a contingent consideration arrangement related to the acquisition of American Technology Research Holdings, Inc. (“AmTech”) (See Note 16).  In addition, during the six months ended June 30, 2010, the Company issued approximately 345,000 shares of common stock to the former shareholders of AmTech in connection with this arrangement.

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

Organization and Nature of Business

Gleacher & Company, Inc. (together with its subsidiaries, the “Company”), is an independent, full service investment bank that provides corporate and institutional clients with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis, as well as securities brokerage services, and, through the Company’s acquisition of ClearPoint Funding, Inc. (“ClearPoint”), which closed on January 3, 2011, engages in residential mortgage lending.  The Company offers a diverse range of products through its Investment Banking, Mortgage Backed/Asset Backed & Rates (“MBS/ABS & Rates”), Corporate Credit, Equities and ClearPoint divisions.  The Company was incorporated under the laws of the State of New York in 1985 and reincorporated in Delaware in the second quarter of 2010.  The Company’s common stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “GLCH.”

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).  In preparing the consolidated financial statements in conformity with GAAP management is required to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Actual results could be different from these estimates.  In the opinion of management, all normal, recurring adjustments necessary for a fair statement of this interim financial information are contained in the accompanying consolidated financial statements.  The results for any interim period are not necessarily indicative of those for the full year.

The accompanying consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  Reference should be made to the Company’s audited consolidated financial statements and notes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information, including a summary of the Company’s significant accounting policies.

Accounting Policy Updates

Loans

The Company accounts for all of ClearPoint’s originated residential mortgage loans under the fair value option (“FVO”) as prescribed by Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Upfront costs and fees related to the loans are immediately recognized.  Fees earned are recorded within Fees and other within the Consolidated Statements of Operations.  All mortgage loans are sold on a servicing-released basis pursuant to various sale contracts.  These contracts include recourse provisions related to loan repurchases if certain prescribed events occur.

Changes in the fair value of mortgage loans and any related hedging instruments are recorded within Principal transactions within the Consolidated Statements of Operations.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation with no impact to previously reported net loss or stockholders’ equity.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), in order to improve the comparability, consistency, and transparency of financial reporting and to increase prominence of items reported in other comprehensive income.  The amendments in this ASU include the requirement that all nonowner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Since the amendments primarily impact presentation of financial information, the Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurements:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”) , in order to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  The amendments in this ASU include clarification of (i) the application of the highest and best use valuation premise concepts and specifies that such concepts are relevant only when measuring the fair value of nonfinancial assets, (ii) the requirement to measure certain instruments classified in stockholders’ equity at fair value, such as equity interests issued as consideration in a business combination and (iii) disclosure requirements regarding quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  In addition,  ASU 2011-04 changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements, including (a) measuring the fair value of financial instruments that are managed within a portfolio by permitting entities to measure such financial instruments on a net basis if such entities manage such financial instruments on the basis of their net exposure, (b) clarifying that premiums or discounts related to size as a characteristic of the reporting entity’s holding (specifically, a blockage factor) rather than as a characteristic of the asset or liability (for example, a control premium) are not permitted in a fair value measurement and (c) the expansion of disclosures about fair value measurements, including the valuation processes of financial instruments categorized within Level 3  of the fair value hierarchy and sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact of ASU 2011-04 on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing:  Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), in order to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this ASU remove from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion.  ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The Company does not expect the adoption of ASU 2011-03 to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), in order to address diversity in practice about the interpretation of the pro forma revenues and earnings disclosure requirements for business combinations.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the current period had occurred as of the beginning of the comparable prior annual period only.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2010.  The adoption of ASU 2010-29 did not affect the Company’s financial condition, results of operations or cash flows.  Refer to Note 11 which includes the disclosures as required by this ASU.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In July 2010, the FASB issued ASU No. 2010-20, “New Disclosure Requirements for Finance Receivables and Allowance for Credit Losses” (“ASU 2010-20”), in order to address concerns about the sufficiency, transparency, and robustness of credit disclosures for finance receivables and the related allowance for credit losses.  ASU 2010-20 expands disclosure requirements regarding allowance, charge-off and impairment policies, information about management’s credit assessment process, additional quantitative information on impaired loans and rollforward schedules of the allowance for credit losses and other disaggregated information.  New disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (e.g., allowance rollforward) are required for interim and annual periods beginning after December 15, 2010.  The Company’s adoption of ASU 2010-20 did not materially change current disclosures, and since these amended principles require only additional disclosure, the adoption of ASU 2010-20 did not affect the Company’s financial condition, results of operations or cash flows.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.              (Loss)/Earnings Per Common Share

The Company calculates its basic and diluted (loss)/earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic (loss)/earnings per share is computed based upon weighted-average shares outstanding during the period.  Dilutive (loss)/earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, and unexercised options.  The weighted-average shares outstanding were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Weighted average shares for basic (loss)/earnings per share	124,061	121,228	123,825	120,546
Effect of dilutive common share equivalents	—	—	—	—
Weighted average shares and dilutive common share equivalents for dilutive (loss)/earnings per share	124,061	121,228	123,825	120,546

The Company was in a net loss position for the three and six months ended June 30, 2011 and 2010 and therefore excluded approximately 9.1 million and 4.5 million, respectively, shares underlying stock options and warrants, 8.7 million and 13.5 million, respectively, shares of restricted stock, and 7.1 million and 6.9 million, respectively, shares underlying restricted stock units (“RSUs”) from its computation of dilutive loss per share because they were anti-dilutive.

3.              Cash and Cash Equivalents

The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  At June 30, 2011 and December 31, 2010, cash equivalents were approximately $11.7 million and $13.0 million, respectively.  Cash and cash equivalents of approximately $27.8 million and $36.4 million at June 30, 2011 and December 31, 2010, respectively, were held at one financial institution.

4.              Cash and Securities Segregated for Regulatory Purposes

In November 2010, Gleacher & Company Securities, Inc. (“Gleacher Securities”) began self-clearing its trading activities in U.S. government securities (the “Rates business”) and is therefore subject to the Customer Protection rules under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  At June 30, 2011 and December 31, 2010, the Company segregated cash of $4.0 million and $0.1 million respectively, in a special reserve bank account for the exclusive benefit of customers pertaining to the results of the activities of the Company’s Rates business and outstanding checks issued to customers and vendors when the Company was previously conducting self-clearing in prior years.

5.              Resale and Repurchase Agreements

Transactions involving sales of securities under agreements to repurchase (“repurchase agreements”) or purchases of securities under agreements to resell (“resale agreements”) are presented on a net-by-counterparty basis when a legal right of offset exists.  Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information related to the Company’s accounting policies for these agreements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2011 and December 31, 2010, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge in connection with resale agreements was approximately $302.2 million and $86.8 million, respectively, of which $189.3 million was repledged in the form of repurchase agreements at June 30, 2011. The Company had no outstanding repurchase agreements at December 31, 2010.

6.              Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consists of the following:

(In thousands of dollars)	June 30, 2011	December 31, 2010
Deposits with clearing organizations	$11,506	$11,511
Receivable for unsettled trading activities	6,370	8
Receivable from clearing organizations	2,386	13,218
Underwriting and syndicate fees receivable	333	590
Commissions receivable	464	394
Other	728	—
Total receivables	$21,787	$25,721
Payable to brokers, dealers and clearing organizations	1,020,905	1,101,440
Total payables	$1,020,905	$1,101,440

Included within deposits with clearing organizations at June 30, 2011 and December 31, 2010 is a deposit with the Fixed Income Clearing Corporation (“FICC”) of approximately $10.3 million related to the Company’s self clearing activities associated with the Rates business.

Securities transactions are recorded on their trade date as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net, by clearing organization, in Receivables from or Payables to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition.

The clearing organizations may re-hypothecate all securities held on behalf of the Company.

7.              Receivables from and Payables to Others

Amounts Receivable from and Payable to others consist of the following:

(In thousands of dollars)	June 30, 2011	December 31, 2010
Interest receivable	$6,332	$7,131
Principal paydowns — Agency mortgage-backed securities	5,404	1,052
Loan receivable	2,958	—
Investment banking and advisory fees receivable	1,612	7,755
Loans and advances	703	1,007
Former stockholder of ClearPoint	401	—
Management fees receivable	137	119
Others	913	1,219
Total receivables from others	$18,460	$18,283
Payable to employees for the Employee Investment Funds (see Note 10)	$981	$1,007
Reserve for loan repurchases - ClearPoint	472	—
Customer deposits held in escrow - ClearPoint	400	—
Draft payables	80	978
Others	831	362
Total payables to others	$2,764	$2,347

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The loan receivable represents the purchase of a floating rate mezzanine loan during the six months ended June 30, 2011, which is collateralized by commercial real estate and matures on October 1, 2011.

In connection with the Company’s acquisition of ClearPoint on January 3, 2011 the Company is indemnified for certain matters, including losses resulting from any loan losses with respect to any loans presented to ClearPoint or originated on or prior to January 3, 2011.  The Company’s receivable for this indemnification claim at June 30, 2011 was approximately $0.4 million.

The Company maintains a group of “zero balance” bank accounts which are included in Payable to others in the Consolidated Statements of Financial Condition.  Drafts payable represent the balance in these accounts related to outstanding checks that have not yet been presented for payment at the bank.  The Company has sufficient funds on deposit to clear these checks, and these funds will be transferred to the “zero-balance” accounts upon presentment.

8.              Financial Instruments

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of accounting policies related to the Company’s securities transactions and derivative financial instruments.  In addition, the Company has elected to apply the FVO to all residential mortgage loans originated by ClearPoint.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services as well as (ii) additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly declined and guidance on identifying circumstances that indicate a transaction is not orderly.

Fair Valuation Methodology

Cash Equivalents — These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  These investments are valued at par, which represent fair value, and are considered Level 1.  Refer to Note 3 herein for additional information.

Loans — These financial instruments primarily consist of residential mortgage loans originated by ClearPoint, for which the FVO has been elected, and are classified as Level 2 as there is no quoted market for these loans.  Fair value is determined utilizing observable market factors and is principally based upon the fair value of the “to-be-announced” (“TBA”) forward securities market (See “Derivatives” below).

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

Derivatives — These financial instruments primarily consist of TBAs, exchange treasury futures contracts and interest rate lock commitments (“IRLCs”).

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Investments — These financial assets primarily represent the Company’s investment in FA Technology Ventures, L.P. (“FATV” or “the Partnership”), a venture capital limited partnership which provides early stage growth capital to companies in the information and new energy technology sectors.  Valuation techniques applied by FATV GP LLC (the “General Partner”) to the underlying portfolio companies predominantly include consideration of comparable market transactions and the use of valuation models to determine the discounted value of estimated future cash flows, adjusted as appropriate for market and/or other risk factors.  In addition, certain portfolio companies are valued based upon quoted market prices.  This investment is classified as Level 3 as the majority of the valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

The following tables summarize the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the FVO, at June 30, 2011:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$992,103	$8,013	$1,000,116
U.S. Government and federal agency obligations	18,123	31,416	—	49,539
Commercial mortgage-backed securities	—	3,650	56,359	60,009
Loans	—	63,993	—	63,993
Residential mortgage-backed securities	—	3,304	27,193	30,497
Corporate debt securities	—	14,225	—	14,225
Preferred stock	—	201	—	201
Other debt obligations	—	—	15,998	15,998
Collateralized debt obligations	—	3,568	1,424	4,992
Equity securities	1,043	—	60	1,103
Derivatives (1)	498	—	574	1,072
Investments	—	—	16,098	16,098
Total financial assets at fair value	$19,664	$1,112,460	$125,719	$1,257,843

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government and federal agency obligations	$133,409	$11,834	$—	$145,243
Equity securities	101	—	—	101
Corporate debt securities	—	5,498	—	5,498
Preferred stock	—	3,158	—	3,158
Derivatives (1)	189	—	—	189
Total financial liabilities at fair value	$133,699	$20,490	$—	$154,189

(1)   Unrealized gains/(losses) relating to derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Included below is a discussion of the characteristics of the Company’s Level 2 and Level 3 holdings at June 30, 2011.  Unless otherwise stated, fair value of Level 2 assets are determined based upon observable third party information including recent trading activity, broker quotes and other relevant market data as noted above.  Fair value for Level 3 assets are based predominantly on management’s own assumptions about the assumptions market participants would make.  The Company generally does not utilize internally developed valuation models to determine fair value during the relevant reporting periods for any holdings other than certain underlying portfolio companies comprising the Company’s investment in FATV.

The Company’s agency mortgage-backed securities positions classified as Level 2, of approximately $992.1 million, have a weighted average loan size of approximately $0.2 million paying interest of 5.8%, with a weighted average FICO score of 722.  This portfolio has a weighted average coupon remitting payment of 5.3% and has a weighted average annualized constant prepayment rate of approximately 17.1%.  Fair value is determined through a combination of matrix pricing as well as the information noted in the preceding paragraph.

The Company’s net Level 2 U.S. Government and federal agency obligations of approximately $19.6 million have a weighted average coupon of 3.6% and a weighted average maturity of 2019.

The Company’s Level 2 commercial mortgage backed securities of approximately $3.7 million are primarily subordinated tranches, have a weighted average credit rating of B and a weighted average issuance year of 2007.

The Company’s Level 2 loans of approximately $64.0 million (unpaid principal of approximately $61.8 million), which are related to the mortgage lending activities of ClearPoint and for which the FVO has been elected, have a weighted average loan size of approximately $0.3 million and have a weighted average coupon remitting payment of 4.6%.  Unrealized losses arising from fair value changes of approximately ($0.3) million have been recorded within Principal transactions within the Consolidated Statements of Operations as of June 30, 2011.  There are no loans 90 days or more past due and no loans are in non-accrual status.  The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

The Company’s Level 2 non-agency residential mortgage backed securities of approximately $3.3 million are primarily senior tranches and have a weighted average credit rating of BB.

The Company’s net holdings of corporate debt securities classified as Level 2 of approximately $8.7 million have a weighted average credit rating of B, have a weighted average issuance year of 2006 and a weighted average maturity of 2024.

The Company’s net preferred stock holdings classified as Level 2 of approximately ($3.0) million have a weighted average coupon of 7.65% and a weighted average credit rating of BBB.

The Company’s Level 2 collateralized debt obligations of $3.6 million is comprised of commercial real estate, with a weighted average vintage of 2007, has a weighted average credit rating of B.

The Company’s Level 3 agency mortgage-backed securities positions of approximately $8.0 million have a weighted average loan size of $0.1 million paying interest of 6.6%, with a weighted average coupon of 14.8% and a weighted average vintage of 2006.

The Company’s portfolio of Level 3 commercial mortgage backed securities of approximately $56.4 million are primarily mezzanine, have a weighted average credit rating of B and a weighted average issuance year of 2006.

The Company’s portfolio of Level 3 non-agency residential mortgage backed securities of approximately $27.2 million are primarily senior tranches, have a weighted average credit rating of A, and have experienced on average, a weighted average default rate of 4.5% and 58.3% severity.

The Company’s other debt obligations reported as Level 3 include holdings of approximately $16.0 million of asset backed securities, paying interest of 4.0%, with a weighted average credit rating of A and a weighted average vintage of 2007.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s Level 3 collateralized debt obligations of $1.4 million is comprised of commercial real estate, with a weighted average vintage of 2005, has a weighted average credit rating of CCC and have on average 12.3% subordination.

IRLCs are reported as derivatives and are classified as Level 3.  Refer to Note 9 herein for additional information.

The Company’s Investments of approximately $16.1 million classified as Level 3, include the Company’s investment in FATV of approximately $14.8 million.  FATV invests primarily in equity securities of closely held private companies and also invests in equity securities in public companies which are generally subject to legal restrictions on transfer.  FATV is comprised of 24 holdings and fair value is determined based upon the nature of the underlying holdings.  The Company has classified its entire investment as Level 3, as FATV is predominantly comprised of private companies.

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

•                  Investments in public companies:  Valuation is based on quoted market prices in active markets and adjusted as a result of legal restrictions on transfer, where applicable.

The Company’s Level 3 Investments also include approximately $1.3 million as a result of the consolidation of the Employee Investment Funds (“EIF”).  For additional information regarding the Company’s Investments, refer to Note 10 herein.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the categorization of the financial instruments within the fair value hierarchy at December 31, 2010:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$1,084,576	$806	$1,085,382
Commercial mortgage-backed securities	—	—	46,571	46,571
U.S. Government and federal agency obligations	35	47,546	—	47,581
Other debt obligations	—	8,200	5,843	14,043
Preferred stock	—	12,381	—	12,381
Corporate debt securities	—	4,037	—	4,037
Residential mortgage-backed securities	—	—	33,604	33,604
Collateralized debt obligations	—	—	23,235	23,235
Equity securities	14,212	—	60	14,272
Derivatives (1)	137	—	—	137
Investments	—	—	18,084	18,084
Total financial assets at fair value	$14,384	$1,156,740	$128,203	$1,299,327

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government and federal agency obligations	$92,971	$—	$—	$92,971
Preferred stock	—	2,469	—	2,469
Corporate debt securities	—	1,004	—	1,004
Equity securities	13,148	—	—	13,148
Derivatives (1)	2,683	—	—	2,683
Total financial liabilities at fair value	$108,802	$3,473	$—	$112,275

(1)          Fair value of derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.

The Company reviews its financial instrument classification on a quarterly basis.  As the observability and strength of valuation attributes change, reclassifications of certain financial assets or liabilities may occur between levels.  The Company’s policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3.  During the three and six months ended June 30, 2011, there were no transfers between Levels 1 and 2.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended June 30, 2011:

(In thousands)	Balance at March 31, 2011	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3 (2)	Balance at June 30, 2011	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$68,247	$(3,726)	$62,245	$(66,737)	$(20)	$(3,650)	$56,359	$(4,923)
Residential mortgage-backed securities	32,385	(575)	10,831	(13,731)	(1,717)	—	27,193	101
Other debt obligations	9,555	52	22,857	(16,186)	(280)	—	15,998	13
Agency mortgage-backed securities	2,430	(168)	8,043	(2,292)	—	—	8,013	(146)
Collateralized debt obligations	7,135	6,566	3,766	(12,463)	(12)	(3,568)	1,424	(63)
Equities	60	—	—	—	—	—	60	—
Investments	16,883	(785)	—	—	—	—	16,098	(149)
Derivatives	685	574	—	—	(685)	—	574	574
Total	$137,380	$1,938	$107,742	$(111,409)	$(2,714)	$(7,218)	$125,719	$(4,593)

(1)          Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)          During the three months ended June 30, 2011, the Company transferred approximately $3.7 million of commercial mortgage backed securities and approximately $3.6 million of collateralized debt obligations from Level 3 to Level 2 due to price discovery resulting from Company trading activity occurring in close proximity to June 30, 2011.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended June 30, 2010:

(In thousands)	Balance at March 31, 2010	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3 (2)	Balance at June 30, 2010	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$48,859	$5,078	$74,331	$(72,391)	$(14)	$—	$55,863	$(942)
Other debt obligations	5,612	7	13,742	(3,813)	(1,715)	—	13,833	3
Residential mortgage-backed securities	9,081	248	8,241	(7,418)	(268)	—	9,884	(295)
Agency mortgage-backed securities	4,759	1,350	3,377	(5,805)	(24)	—	3,657	(154)
Collateralized debt obligations	1,604	14	4,971	(4,607)	—	—	1,982	14
Corporate debt securities	1	—	—	—	—	—	1	—
Equities	60	—	—	—	—	—	60	—
Investments	19,756	(1,664)	155	(609)	—	—	17,638	(2,118)
Total	$89,732	$5,033	$104,817	$(94,643)	$(2,021)	$—	$102,918	$(3,492)

(1)          Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)          During the three months ended June 30, 2010 there were no transfers in or out of Level 3.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the six months ended June 30, 2011:

(In thousands)	Balance at December 31, 2010	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3 (2)	Balance at June 30, 2011	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$46,571	$10,966	$111,801	$(112,904)	$(75)	$—	$56,359	$(4,687)
Residential mortgage-backed securities	33,604	(147)	11,909	(15,943)	(2,230)	—	27,193	92
Other debt obligations	5,843	57	30,698	(20,241)	(359)	—	15,998	4
Agency mortgage-backed securities	806	(236)	8,043	(600)	—	—	8,013	(180)
Collateralized debt obligations	23,235	11,471	5,488	(38,244)	(526)	—	1,424	(42)
Equities	60	—	—	—	—	—	60	—
Investments	18,084	(1,471)	—	—	(515)	—	16,098	(425)
Derivatives	—	1,259	—	—	(685)	—	574	574
Total	$128,203	$21,899	$167,939	$(187,932)	$(4,390)	$—	$125,719	$(4,664)

(1)          Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)          During the six months ended June 30, 2011 there were no transfers in or out of Level 3.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the six months ended June 30, 2010:

(In thousands)	Balance at December 31, 2009	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3 (2)	Balance at June 30, 2010	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$32,585	$9,730	$118,755	$(105,176)	$(31)	$—	$55,863	$110
Other debt obligations	9,775	2,242	19,303	(15,717)	(1,770)	—	13,833	1,123
Residential mortgage-backed securities	5,177	635	16,621	(12,148)	(401)	—	9,884	(266)
Agency mortgage-backed securities	5,082	1,222	3,376	(5,852)	(171)	—	3,657	(157)
Collateralized debt obligations	7,371	139	5,020	(10,547)	(1)	—	1,982	14
Corporate debt securities	1	—	—	—	—	—	1	32
Equities	60	—	—	—	—	—	60	34
Investments	19,326	(1,511)	432	—	(609)	—	17,638	(1,219)
Total	$79,377	$12,457	$163,507	$(149,440)	$(2,983)	$—	$102,918	$(329)

(1)          Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)          During the six months ended June 30, 2010 there were no transfers in or out of Level 3.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Derivatives

The Company utilizes derivatives for various economic hedging strategies to actively manage its market and liquidity exposures.  In addition, the Company enters into mortgage loan IRLCs in connection with its mortgage lending activities.  The following table summarizes the Company’s derivative instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
(In thousands of dollars)	Number of Contracts	Notional	Fair Value	Number of Contracts	Notional	Fair Value
Purchase Contracts
TBA purchase agreements	2	$9,554	$4	1	$17,000	$99
U.S. treasury futures contracts	—	—	—	—	—	—
IRLCs	404	96,148	574	—	—	—
Underwriting commitments	—	—	—	—	—	—
Total	406	$105,702	$578	1	$17,000	$99
Sale Contracts
TBA sale agreements	26	$494,997	$301	15	$414,848	$(2,546)
Forward sale agreements	2	632	4	—	—	—
U.S. treasury futures contracts	—	—	—	—	—	—
Total	28	$495,629	$305	15	$414,848	$(2,546)

Total gain/(losses) associated with these activities, which are recorded within Principal transactions within the Consolidated Statements of Operations were ($9.0) million and ($6.3) million, for the three months ended June 30, 2011 and 2010, respectively, and ($12.0) million and ($9.2) million, for the six months ended June 30, 2011 and 2010, respectively.

10.	Investments

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed discussion of the accounting policies related to the Company’s investments included within the policy titled “Securities Transactions and Investments” and Note 8 herein for additional information regarding valuation techniques and inputs related to the Company’s investment in FATV.  The Company’s investment portfolio includes interests in publicly and privately held companies and private equity securities.  Information regarding these investments has been aggregated and is presented below.

(In thousands of dollars)	June 30, 2011	December 31, 2010
Fair Value
Investment in FATV	$14,840	$16,800
Consolidation of EIF, net of Company’s ownership interest	1,258	1,284
Total Investments	$16,098	$18,084

Investment gains and losses are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2011	2010	2011	2010
Investments (realized and unrealized gains/(losses))	$368	$(1,662)	$(318)	$(1,512)

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has an investment in FATV of approximately $14.8 million and approximately $16.8 million at June 30, 2011 and December 31, 2010, respectively.  FATV’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.  FA Technology Ventures Corporation, a wholly-owned subsidiary of the Company, is the investment advisor to FATV.  As of June 30, 2011, the Company had a commitment to invest an additional $0.2 million in FATV.  At June 30, 2011 and December 31, 2010, total Partnership capital for all investors in FATV equaled $57.3 million and $65.0 million, respectively.  The Partnership is scheduled to terminate in July 2011, unless extended for a maximum period of 2 additional years.  Refer to Note 25 herein for additional information.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represented the Company’s maximum exposure to loss in the Partnership at June 30, 2011 and December 31, 2010.  The Company’s share of management fee income derived from the Partnership for the three months ended June 30, 2011 and 2010 were $0.2 million and $0.2 million, respectively, and were $0.3 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

The EIF are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities.  The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company has consolidated EIF resulting in approximately $1.3 million of Investments and a corresponding Payable to others being recorded in the Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010, respectively.  Management fees are not material.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The ClearPoint acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.”  The following condensed statement of net assets acquired reflects the value assigned to ClearPoint’s net assets as of the acquisition date:

Condensed Statement of Net Asset Acquired

(In thousands of dollars)	January 3, 2011
Assets
Cash and cash equivalents	$876
Loans	45,726
Derivative assets	1,117
Intangible assets*	803
Other assets	3,994
Total assets acquired	$52,516
Liabilities
Secured borrowings	$44,339
Accrued expenses and other liabilities	5,597
Total liabilities assumed	$49,936

Net assets acquired	$2,580

*Consists primarily of customer relationships with an estimated useful life of 8 years.

The following table presents unaudited prior period pro forma information as if the acquisition of ClearPoint had occurred on January 1, 2010:

Unaudited Pro Forma Condensed Combined Financial Information

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands of dollars)	2010	2010
Net revenues	$56,743	$138,073
Total expenses (excluding interest)	(65,114)	(149,630)
Loss before income taxes	8,371	(11,557)
Income tax benefit	(2,356)	(4,689)
Net loss	$(6,015)	$(6,868)

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

Refer to Note 23 herein for additional information regarding ClearPoint’s current year financial information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.    Goodwill and Intangible Assets

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of the accounting policy related to goodwill and intangible assets.

Goodwill

(In thousands of dollars)	Reporting Unit MBS/ABS &Rates	Reporting Unit Equities	Reporting Unit Investment Banking	Total
Goodwill
Balance at December 31, 2010	$17,364	$8,928	$79,402	$105,694
Impairment of goodwill	—	(8,928)	—	(8,928)
Balance at June 30, 2011	$17,364	$—	$79,402	$96,766

In connection with the preparation of the unaudited consolidated financial statements contained herein the Company performed an interim goodwill impairment test related to the Equities reporting unit as a result of the impact of the current market environment on the segment’s net revenues coupled with the higher operating costs associated with the expansion of our equities trading and sales trading capabilities announced in the third quarter of 2010.  These factors resulted in a shortfall of actual revenues and operating results in relation to current year projections.  The outcome of this interim goodwill impairment test, which relies on significant unobservable inputs to determine the goodwill’s fair value, resulted in all of the goodwill allocated to the Equities reporting unit being written off during the three-months ended June 30, 2011.

During the six months ended June 30, 2011, there was no contingent consideration associated with the Company’s AmTech acquisition as a result of the performance of the division.  Refer to Note 16 herein for additional information.

The Company has designated its annual goodwill impairment testing dates for its MBS/ABS & Rates and Investment Banking reporting units to be December 31 and June 1, respectively.  The fair value of these reporting units exceeded their carrying amounts.

The Company used a combination of the market and income approaches to determine the fair value of its reporting units.  Key assumptions utilized in the market approach included the use of multiples of earnings before interest and taxes and earnings before interest, taxes, depreciation and amortization based upon available comparable company market data.  The income approach, which is a discounted cash flow analysis, utilized a discount rate which included an estimated cost of debt and cost of equity and capital structure based upon observable market data.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

(In thousands of dollars)	June 30, 2011	December 31, 2010
Intangible assets (amortizable):
Descap Securities, Inc. – Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(383)	(356)
Net carrying amount	258	285
Corporate Credit - Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(531)	(451)
Net carrying amount	264	344
AmTech - Customer relationships
Gross carrying amount	6,960	6,960
Accumulated amortization	(1,614)	(1,362)
Impairment of intangible asset	(5,346)	—
Net carrying amount	—	5,598
AmTech Research – Covenant not to compete
Gross carrying amount	330	330
Accumulated amortization	(293)	(247)
Impairment of intangible asset	(37)	—
Net carrying amount	—	83
Gleacher Partners, Inc. – Trade name
Gross carrying amount	7,300	7,300
Accumulated amortization	(755)	(573)
Net carrying amount	6,545	6,727
Gleacher Partners, Inc. – Covenant not to compete
Gross carrying amount	700	700
Accumulated amortization	(483)	(366)
Net carrying amount	217	334
Gleacher Partners, Inc. – Customer relationships
Gross carrying amount	6,500	6,500
Accumulated amortization	(5,080)	(4,306)
Net carrying amount	1,420	2,194
ClearPoint – Customer relationships
Gross carrying amount	803	—
Accumulated amortization	(50)	—
Net carrying amount	753	—
Total Intangible assets	$9,457	$15,565

In connection with the preparation of the unaudited consolidated financial statements contained herein, the Company evaluated the recoverability of the AmTech intangible assets in connection with the interim goodwill impairment test related to the Equities reporting unit, by comparing the sum of the undiscounted cash flows expected to result from the use and eventual disposition of such assets to their carrying amounts.  The outcome resulted in the write-off of approximately $5.4 million which represented the remaining carrying amount of these intangible assets as of the impairment test date.

Customer related intangible assets are being amortized from 3 to 12 years; covenant not to compete assets are being amortized over 3 years; trademark assets are being amortized from 1 to 20 years.  Excluding the AmTech impairment above, total amortization expense recorded within Other in the Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 was approximately $0.7 million and $1.0 million, respectively, and for the six months ended June 30, 2011 and 2010 was approximately $1.5 million and $2.0 million, respectively.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future amortization expense as of June 30, 2011 is estimated as follows:

(In thousands of dollars)
2011 (remaining)	$1,230
2012	1,423
2013	545
2014	519
2015	519
2016	483
Thereafter	4,738
Total	$9,457

13.       Office Equipment and Leasehold Improvements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of the accounting policy related to office equipment and leasehold improvements.

Office equipment and leasehold improvements consist of the following:

(In thousands of dollars)	June 30, 2011	December 31, 2010
Communications and data processing equipment	$4,848	$3,671
Furniture and fixtures	3,273	2,950
Leasehold improvements	1,791	1,751
Software	692	378
Total	10,604	8,750
Less: accumulated depreciation and amortization	3,099	2,097
Total office equipment and leasehold improvements, net	$7,505	$6,653

Depreciation and amortization expense for the three and six months ended June 30, 2011 and 2010 was $0.5 million and $0.4 million, and $1.0 million and $0.7 million, respectively.

14.       Other Assets

Other assets consist of the following:

(In thousands of dollars)	June 30, 2011	December 31, 2010
Prepaid expenses	$3,246	$4,003
Deposits	5,067	4,731
Collateral deposit – Secured borrowings	2,000	—
Other	873	181
Total other assets	$11,186	$8,915

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.       Secured Borrowings

Pursuant to the First Amended and Restated Repurchase Purchase Agreement dated February 28, 2011 (“Master Repurchase Agreement”), ClearPoint was extended a $75.0 million secured mortgage warehouse line of credit which expires on March 10, 2012, in order to fund mortgage originations.  This line of credit carries a floating rate of interest and is collateralized by ClearPoint’s mortgage loans.  Outstanding borrowings were approximately $60.1 million as of June 30, 2011.

ClearPoint is required, among other things, to comply with certain financial covenants, including maintaining (i) a minimum tangible net worth ratio, (ii) a maximum leverage ratio, (iii) limitations on net losses, and (iv) a minimum level of liquid assets.  As of June 30, 2011, ClearPoint was in compliance with all financial covenants for these facilities.

Included within Other assets is a cash collateral deposit of approximately $2.0 million as of June 30, 2011, which is held by the lender under the mortgage warehouse line of credit.

16.       Commitments and Contingencies

ClearPoint — Acquisition

In connection with the Company’s acquisition of ClearPoint on January 3, 2011 the former stockholder of ClearPoint is entitled to receive payments consisting of no more than approximately $2.0 million payable in installments on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder.  These payments are to be reduced for certain matters for which the Company is indemnified, including losses resulting from any loan losses with respect to loans presented to ClearPoint or originated on or prior to January 3, 2011.  As of June 30, 2011, the Company has accrued approximately $0.4 million in relation to this obligation which is recorded within Accrued compensation in the Consolidated Statements of Financial Condition.

FA Technology Ventures

As of June 30, 2011, the Company had a commitment to invest up to an additional $0.2 million in the Partnership. The period for new investments expired in July 2006; however, the General Partner of the Partnership has the right to make capital calls on this commitment for additional investments in existing portfolio companies and expenses of the Partnership, including management fees.  The Company intends to fund this commitment from operating cash flow.

The General Partner is responsible for the management of the Partnership, including among other things, making investments for the Partnership. The members of the General Partner include Broadpoint Enterprise Funding, Inc., a wholly owned subsidiary of the Company, and certain other employees of FATV. Subject to the terms of the partnership agreement, under certain conditions, the General Partner is entitled to share in the gains received in respect of the Partnership’s investment in a portfolio company.

AmTech — Contingent Consideration

In connection with the Company’s acquisition of AmTech in October 2008, the sellers have the right to receive earnout payments consisting of the profits earned by the Equities division for fiscal years through October 1, 2011 up to an aggregate of $15 million in such profits, and 50% of such profits in excess of $15 million.  Based on the results of the Equities division for the six and twelve months ended June 30, 2011 and December 31, 2010, there was no contingent consideration recorded as additional purchase price in the Consolidated Statements of Financial Condition.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Future minimum annual lease payments, and sublease rental income as of June 30, 2011, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2011 (remaining)	$4,680	$942	$3,738
2012	9,024	1,919	7,105
2013	8,436	1,715	6,721
2014	6,700	860	5,840
2015	6,088	502	5,586
Thereafter	49,269	—	49,269
Total	$84,197	$5,938	$78,259

Rental expense, net of sublease rental income, for the three and six months ended June 30, 2011 and 2010 approximated $1.5 million and $4.8 million, and $2.9 million and $6.4 million, respectively.

Litigation

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of the accounting policy related to contingencies.

Due to the nature of the Company’s business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings including litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending and employment matters.  Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed primarily in connection with office leases, totaling $4.8 million at June 30, 2011 and $4.3 million at December 31, 2010.  The letter of credit agreements were collateralized by cash of $4.8 million and $4.3 million included in Other assets at June 30, 2011 and December 31, 2010, respectively.

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

The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business, which began in November 2010.  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At June 30, 2011 and December 31, 2010, the Company had a deposit with the FICC of approximately $10.3 million, which is recorded within Receivable from brokers, dealers and clearing organizations in the Company’s Consolidated Statements of Financial Condition.

ClearPoint provides for general indemnifications as part of its loan sale agreements, including loan repurchase indemnifications with respect to certain events as prescribed in the respective agreements.  As of June 30, 2011, approximately $0.5 million was accrued related to these matters which was recorded within Payable to others with the Consolidated Statements of Financial Condition.  The Company is indemnified for certain mortgage lending activities arising prior to January 3, 2011.  Refer to Note 7 herein for additional information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.                    Stockholders’ Equity

Stock Repurchase

On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program whereby the Company is authorized to purchase shares of its common stock for up to $25 million.  This program commenced in 2011.  The Company had purchased during the three and six months ended June 30, 2011, approximately 2.2 million and 5.1 million, respectively, shares of common stock for approximately $4.5 million and $10.3 million, respectively.

18.                    Income Taxes

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of the accounting policy related to income taxes.  During interim periods, the Company calculates and reports an estimated annual effective income tax rate pursuant to ASC 740-270, “Income Taxes — Interim Reporting.”

The Company’s effective income tax rate for the three months ended June 30, 2011 of 10.7% resulted in an income tax benefit of approximately $1.3 million.  Non-deductible discrete items primarily associated with the write-off of goodwill related to the Equities division reduced the effective income tax rate by 32.6%.  The Company’s effective income tax rate excluding discrete items was 43.3% for the period which differs from the federal statutory tax rate of 35% primarily due to state and local taxes.

The Company recorded income tax expense of approximately $3.7 million for the six months ended June 30, 2011, which reflects the nondeductible nature of the write-off of goodwill related to the Equities division and a re-measurement of net deferred tax assets due to a change in estimate of our apportioned statutory income tax rate, partially offset by a benefit related to the ClearPoint bargain purchase gain.  The Company’s effective income tax rate, including discrete items, is not meaningful as the discrete items distort the effective rate due to pre-tax results being close to break-even for the period.  The Company’s effective income tax rate excluding discrete items was 43.9% for the period which differs from the federal statutory tax rate of 35% primarily due to state and local taxes.

During the three and six months ended June 30, 2010, the Company calculated its income tax provision using its actual year to date effective tax rate (“discrete rate”) rather than its estimated annual effective tax rate.  The Company used the discrete rate because a reliable estimate of the annual effective tax rate could not be calculated due to the magnitude of permanent items in relation to a range of possible outcomes of our operating results caused by continued market volatility. The Company’s effective income tax rate for the three months ended June 30, 2010 of 25.6% resulted in an income tax benefit of approximately $1.8 million.  The effective rate differed from the federal statutory rate of 35% due to the initial application of the discrete rate during the quarter, non-deductible preferred stock dividends, state and local income taxes and non-deductible meals and entertainment expense.

The Company’s effective income tax rate for the six months ended June 30, 2010 of 40.1% resulted in an income tax benefit of approximately $3.6 million.  The effective rate is calculated using the discrete rate and differed from the federal statutory rate of 35% primarily due to non-deductible preferred stock dividends, state and local income taxes and non-deductible meals and entertainment expense, partially offset by a benefit recorded in the first quarter of 2010 due to the reversal of prior year non-deductible stock based compensation previously granted to the Company’s former Chief Executive Officer (“CEO”).

The Company’s deferred tax assets decreased approximately $4.1 million during the six months ended June 30, 2011, primarily due to vestings and settlements of stock-based compensation awards, partially offset by stock-based compensation expense.  Refer to Note 19 herein for additional details.

There were no significant changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2011.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.                   Stock-Based Compensation Plans

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of the accounting policy related to stock-based compensation.

The Company recognized stock-based compensation expense related to its various employee and non-employee director stock-based incentive plans of approximately $4.2 million and $5.0 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $9.3 million and $23.5 million for the six months ended June 30, 2011 and 2010, respectively.  Stock-based compensation expense recognized for the six months ended June 30, 2010 included approximately $12.7 million of stock-based compensation expense due to the acceleration of expense recognition related to the former CEO’s and the former Chief Financial Officer’s (“CFO”) separation from the Company during the first quarter of 2010.

During the three months ended June 30, 2011, the Company granted approximately 1.4 million RSUs, with an average grant date fair value of $1.87 per RSU, approximately 0.1 million restricted stock awards with an average grant date fair value of $1.95 per award and approximately 3.3 million options with an average grant date fair value of $1.16 per award.

Options granted during the three months ended June 30, 2011 have a weighted average exercise price of $1.86.  The Company utilized the Black-Scholes option pricing model to determine the fair value of all options granted.  Significant weighted average assumptions used to estimate fair value included expected volatility of 87.4%, expected term of 3.9 years and a risk-free interest rate of 1.33%.  All such options expire six years from grant date.

The Company recorded net shortfalls related to stock-based compensation vestings and settlements of approximately $0.1 million and $1.4 million as a decrease to Additional paid-in capital during the three and six months ended June 30, 2011, respectively.

20.                    Net Capital Requirements

Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the “Net Capital Rule”), as well as the Commodity Futures Trading Commission’s net capital requirements (“Regulation 1.16”), which require the maintenance of a minimum net capital.  Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities.  Based upon the activities of Gleacher Securities, its minimum requirement under Regulation 1.16 is the same as under the Net Capital Rule.  As of June 30, 2011, Gleacher Securities had net capital, as defined by both the Net Capital Rule and Regulation 1.16, of $79.7 million, which was $79.1 million in excess of the $0.6 million required minimum net capital.

Gleacher Partners, LLC is also subject to the Net Capital Rule.  Gleacher Partners, LLC has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater.  As of June 30, 2011, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.8 million, which was $0.6 million in excess of the $0.25 million required minimum net capital.

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

Refer to Note 16 herein within the section labeled “Other” for additional information regarding credit risks of the Company.

22.                    Fair Value of Financial Instruments

Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short-term nature, with the exception of subordinated debt.  Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealer and clearing organizations, related parties and others, Securities purchased under agreements to resell and Securities sold under agreements to repurchase.  The carrying value of the subordinated debt at June 30, 2011 and December 31, 2010 approximated fair value based on current rates available.

23.                    Segment Analysis

Currently, our business model operates through the following five business segments:

•

MBS/ABS & Rates — This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues are generated from spreads on principal transactions executed to facilitate trades for clients. Revenues are also generated from interest income on securities held primarily for the purpose of facilitating customer trading.

•

Corporate Credit — This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to corporate and institutional investor clients. Revenues are generated primarily from spreads on principal and riskless principal transactions, as well as commissions on trades executed on behalf of clients. In addition, revenues are also generated on a smaller scale from interest income on securities held for the primary purpose of facilitating customer trading. The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distributions.

•

Investment Banking — This division offers a broad range of financial advisory services in regard to mergers and acquisitions, restructurings and recapitalizations and capital markets related matters. This division provides focused, tailored advice and services to companies considering the sale or acquisition of a division, certain assets or the entire company and also offers expertise on matters such as corporate defense takeover advisory and other special situations. In addition, the division provides debt and equity capital raising solutions for corporate clients which take into consideration the overall impact of such solutions on the client, including with respect to capital structure, corporate strategic initiatives and investor base.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Equities — This division provides timely and focused research in selected industry sectors. The division identifies value-added investment ideas through in-depth primary research on sectors and individual securities with a focus on providing money-making as well as money-saving ideas to institutional clients. Revenues are generated primarily through cash commissions on customer trades in equity securities and hard-dollar fees for research. In addition, revenues are generated on riskless principal transactions through the division’s market making activities in certain equity securities.

•

ClearPoint — This division originates, processes and underwrites single and multi-family residential mortgage loans within 37 states across the country. The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Revenues are generated primarily from the sale of the residential mortgage loans with servicing released.

The Company’s sales and trading revenues consist of revenues derived from commissions, principal transactions and other fee related revenues.  Investment banking consists of revenues derived from capital raising and financial advisory services.  Investment gains/(losses) primarily reflect gains and losses on the Company’s FATV investment.

Items of revenues and expenses not allocated to one of the reportable segments are aggregated under the caption “Other” in the table below.  Previously reported within “Other” were the operating results of ClearPoint which have now been separately disclosed due to the amount of ClearPoint’s net revenues in relation to total net revenues.  The financial information related to the six months ended June 30, 2011 has been updated for this change.  Included within “Other” are investment gains/(losses) and fees related to the Company’s investment in and management of FATV.  In addition, “Other” includes expenses not directly associated with specific reportable segments, including amortization of intangible assets from business acquisitions and costs related to corporate overhead and support, such as various fees associated with financing, legal and settlement expenses.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information concerning operations in these reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2011	2010	2011	2010
Net revenues
MBS/ABS & Rates
Sales and trading	$12,246	$14,705	$52,997	$39,579
Interest income	13,907	12,109	28,196	27,769
Interest expense	(3,512)	(3,290)	(7,018)	(7,641)
Total MBS/ABS & Rates	22,641	23,524	74,175	59,707
Corporate Credit
Sales and trading	14,681	18,989	32,320	40,797
Interest income	386	472	848	663
Interest expense	(172)	(189)	(316)	(286)
Total Corporate Credit	14,895	19,272	32,852	41,174
Equities
Sales and trading	4,930	5,813	10,219	10,495
Interest income	1	5	5	9
Interest expense	(2)	(1)	(25)	(1)
Total Equities	4,929	5,817	10,199	10,503
Investment Banking
Investment Banking	10,041	6,827	20,364	21,925
Other	—	22	—	92
Total Investment Banking	10,041	6,849	20,364	22,017
ClearPoint
Sales and trading	6,990	—	13,323	—
Interest income	587	—	902	—
Interest expense	(569)	—	(859)	—
Total ClearPoint	7,008	—	13,366	—
Total net revenues – Reportable segments	59,514	55,462	150,956	133,401
Other
Investment gains/(losses), net	368	(1,662)	(318)	(1,512)
Sales and trading	225	220	425	167
Gain from bargain purchase – ClearPoint acquisition	—	—	2,330	—
Interest income	3	(207)	5	99
Interest expense	(827)	(848)	(1,420)	(2,178)
Interest expense – Intersegment allocations	2,025	1,568	3,989	3,859
Total Other	1,794	(929)	5,011	435
Total net revenues	$61,308	$54,533	$155,967	$133,836

(Loss)/income before income taxes
MBS/ABS & Rates	$6,063	$6,894	$24,855	$21,776
Corporate Credit	653	1,221	1,658	2,824
Equities	(316)	(219)	(2,599)	(48)
Investment Banking	4,185	560	6,727	5,714
ClearPoint	(1,450)	—	(2,572)	—
Income before income taxes – Reportable segments	$9,135	$8,456	$28,069	$30,266

Other	(21,463)	(15,493)	(28,132)	(39,357)
Loss before income taxes	$(12,328)	$(7,037)	$(63)	$(9,091)

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

(Unaudited)

24.                     Related Party Transactions

From time to time, in the ordinary course of its business, the Company provides investment banking services and brokerage services to MatlinPatterson, a significant stockholder of the Company, or its affiliated persons or entities.

Investment banking revenues from related parties reported in the Consolidated Statements of Operations represents $0.0 million and $1.0 million of fees earned for the three months ended June 30, 2011 and 2010, respectively, and $0.0 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively, for underwriting and advisory engagements performed for MatlinPatterson or its affiliated persons or entities.

For the three and six months ended June 30, 2011 and 2010, MatlinPatterson paid $0.0 million and $0.1 million, respectively, to Gleacher Securities for brokerage services provided to MatlinPatterson or its affiliated persons or entities.  These revenues are included in Principal transactions in the Consolidated Statements of Operations.

During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax.  The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities, which is collateralized by shares of its common stock held in an escrow account that was established at the closing of the Company’s acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations.  The Company does not believe, in any event, that the open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations.  The Company’s receivable for this indemnification claim at June 30, 2011 and December 31, 2010 was approximately $1.2 million and $1.3 million, respectively.

In connection with the acquisition of Gleacher Partners, Inc., the Company agreed to pay $10 million to the selling parties over five years after closing the transaction, subject to acceleration under certain circumstances.  During the year ended December 31, 2010, the Company paid approximately $4.9 million of this obligation.  The remaining obligation of $5.1 million as of June 30, 2011 and December 31, 2010, respectively, is recorded as a liability within the Company’s Consolidated Statements of Financial Condition.

Details on the amounts receivable from or payable to these various related parties are below:

(In thousands of dollars)	June 30, 2011		December 31, 2010
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$1,239		$1,305
MatlinPatterson - Investment Banking	68		940
Total Receivables from related parties	$1,307		$2,245
Payables to related parties
Former stockholders of Gleacher Partners, Inc.	$5,019	*	$4,986	*
Total Payables to related parties	$5,019		$4,986

*Represents the present value of the Company’s approximately $5.1 million remaining obligation.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

25.                    Subsequent Events

The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.  There were no events requiring disclosure other than the matters below.

Appointment and Departures of Certain Officers

Mr. John Griff

On July 7, 2011, the Board of Directors of the Company appointed Mr. John Griff, age 55, Chief Operating Officer (“COO”) of the Company, effective as of July 18, 2011.

As an inducement to commence employment with the Company, the Company also agreed to award Mr. Griff stock options to purchase up to 1,000,000 shares of Company common stock.  The stock options, which were granted on August 4, 2011, have a six-year term, a per share exercise price of $1.46 and will vest in three equal installments on each of the first three one-year anniversaries of the grant date, subject to Mr. Griff’s continued employment with the Company (except as otherwise provided in the award agreement in connection with certain terminations of employment).

Mr. Jeff Kugler

Our current Chief Financial Officer, Mr. Jeffrey Kugler, has tendered his resignation, and the Board of Directors of the Company has accepted such resignation, effective August 15, 2011.

Mr. Bryan Edmiston

On July 28, 2011, the Board of Directors of the Company appointed Mr. Bryan Edmiston, age 36, Controller of the Company, effective August 15, 2011.

FATV — Extension of Limited Partnership

The term of the Partnership was scheduled to end in July 2011, subject to extension by the vote of a majority of the limited partners, as provided in the limited partnership agreement applicable to the Partnership (the “Partnership Agreement”).  The term of the Partnership was extended for one year pursuant to such provision and is now scheduled to terminate on July 19, 2012.  Although the term may again be extended for another one year period under the Partnership Agreement, the Company currently expects the Partnership to terminate on such date.

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

Business Overview

The Company is an independent, full service investment bank that provides corporate and institutional clients with strategic, research-based investment opportunities, capital raising, and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis, as well as securities brokerage services, and, through the Company’s acquisition of ClearPoint Funding, Inc. (“ClearPoint”), which closed on January 3, 2011, engages in residential mortgage lending.  The Company offers a diverse range of products through its Investment Banking, Mortgage Backed/Asset Backed & Rates (“MBS/ABS & Rates”), Corporate Credit, Equities and ClearPoint divisions.

Currently, we operate through the following five business segments:

•

MBS/ABS & Rates — This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues are generated from spreads on principal transactions executed to facilitate trades for clients. Revenues are also generated from interest income on securities held primarily for the purpose of facilitating customer trading.

•

Corporate Credit — This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to corporate and institutional investor clients. Revenues are generated primarily from spreads on principal and riskless principal transactions, as well as commissions on trades executed on behalf of clients. In addition, revenues are also generated on a smaller scale from interest income on securities held for the primary purpose of facilitating customer trading. The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distributions.

•

Investment Banking — This division offers a broad range of financial advisory services in regard to mergers and acquisitions, restructurings and recapitalizations and capital markets related matters. This division provides focused, tailored advice and services to companies considering the sale or acquisition of a division, certain assets or the entire company and also offers expertise on matters such as corporate defense takeover advisory and other special situations. In addition, the division provides debt and equity capital raising solutions for corporate clients which take into consideration the overall impact of such solutions on the client, including with respect to capital structure, corporate strategic initiatives and investor base.

•

Equities — This division provides timely and focused research in selected industry sectors. The division identifies value-added investment ideas through in-depth primary research on sectors and individual securities with a focus on providing money-making as well as money-saving ideas to institutional clients. Revenues are generated primarily through cash commissions on customer trades in equity securities and hard-dollar fees for research. In addition, revenues are generated on riskless principal transactions through the division’s market making activities in certain equity securities.

•

ClearPoint — This division originates, processes and underwrites single and multi-family residential mortgage loans within 37 states across the country. The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Revenues are generated primarily from the sale of the residential mortgage loans with servicing released.

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

Our business is dependent on our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality service and guidance to our clients.  We continue to focus on unifying our brand, integrating our operations, expanding our business through internal growth and selective hiring of client-facing professionals, and identifying and completing consolidation opportunities.  The Company has recently appointed a new Chief Executive Officer (“CEO”) and Chief Operating Officer with the mandate to engage in a comprehensive review of the Company’s business operations, its resources and its competitive landscape.  The focus of this review includes:

•	assessing each of our segments in order to determine how best to take advantage of the opportunities in the market and produce the best return for our stockholders,

•	reducing the Company’s overall compensation to revenue ratio, and

•	evaluating the proportion of stock-based compensation paid to our revenue generators and management relative to total compensation to assure that are optimally incented.

Management has engaged an independent third party consulting firm to assist it in this review.  We are considering all options, including disposing of or closing certain operations, entering new product lines and otherwise making significant changes in the Company’s operational strategies.  We may not be able to achieve our strategic objectives or derive the benefits we hope to gain from this initiative, particularly in light of, among other factors, the uncertain prospects for the financial markets and the economy. Also, any changes we make may result in additional charges and expenses in the short term, such as charges for impairment of goodwill and intangible assets, even if such changes prove beneficial over the long term.

Refer to Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional information regarding material opportunities, challenges and risks related to our business.

Business Environment in the Second Quarter 2011

The financial markets were relatively flat during the three months ended June 30, 2011 with the Dow Jones Industrial Index rising 0.8% and S&P 500 Index falling 0.4%.  These returns, however, mask the significant volatility that occurred during the quarter.

The markets rallied in the beginning of the quarter due to optimism about global expansion, but then experienced significant declines with the Dow falling approximately 7.0% between late April through mid-June.  Continued uncertainties stemming from the European debt crisis, including contagion spreading from Greece to other members of the Euro zone, the aftermath of the disaster in Japan, U.S. monetary policy, the end of the Federal Reserve’s second round of quantitative easing and the continued weakness in the housing markets all contributed to the sell-off.  Risk aversion stemming from global economic uncertainty lead to U.S. treasuries of all maturities gaining 2.8% during the quarter, pushing yields lower.  M&A activity also slowed during the second quarter with volumes falling 7.0% from the first quarter, as these uncertainties limited the desire for companies to pursue growth through deals.

In addition, prices of bonds backed by subprime mortgages have fallen as much as 25% during the second quarter, as a result of the Federal Reserve’s auctioning of the portfolio of mortgage bonds it acquired during the height of the financial crisis.  The price declines, which impacted our non-agency residential and commercial mortgage-backed securities holdings, were in large part due to the auction itself which resulted in an abundance of supply hitting the market, but also a result of discouraging economic data.

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

Three-Months Ended June 30, 2011 and 2010

For the three months ended June 30, 2011, net revenues were $61.3 million, compared to $54.5 million for the three months ended June 30, 2010.  The 12.5% increase in net revenues was due to ClearPoint net revenues of $7.0 million and a $3.2 million increase in net revenues in the Investment Banking segment, partially offset by decreased net revenues of $4.4 million in the Corporate Credit segment, $0.9 million in the MBS/ABS & Rates segment and $0.9 million in the Equities segment.  Non-interest expenses for the three months ended June 30, 2011 of $73.6 million reflected an increase of $12.0 million, or 20%, compared to $61.6 million for the three months ended June 30, 2010, primarily due to $14.3 million of expense as a result of the impairment of goodwill and intangible assets related to the Equities division (See Note 12 to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q), expenses related to ClearPoint of $8.6 million and compensation expense of $1.7 million recorded during the three months ended June 30, 2011 due to the resignation of the former interim CEO.  Partially offsetting these increases were lower occupancy expense due to a $3.2 million charge recorded during the three months ended June 30, 2010 related to the termination of the Company’s lease of its prior headquarters and lower variable compensation expense.  As a result of these factors, the Company reported a net loss for the three months ended June 30, 2011 and 2010 of ($11.0) million and ($5.2) million, respectively.  Net loss per diluted share for the three months ended June 30, 2011 and 2010 was ($0.09) and ($0.04), respectively.

	Three Months Ended
	June 30,
(In thousands of dollars)	2011	2010
Revenues:
Principal transactions	$32,560	$33,035
Commissions	4,109	5,139
Investment banking	10,042	5,777
Investment banking revenues from related party	—	1,050
Investment gains/(losses), net	368	(1,662)
Interest income	14,885	12,379
Gain from bargain purchase – ClearPoint acquisition (See Note 11 contained in Item 1 of this Quarterly report on Form 10-Q)	—	—
Fees and other	2,401	1,575
Total revenues	64,365	57,293
Interest expense	3,057	2,760
Net revenues	61,308	54,533
Expenses (excluding interest):
Compensation and benefits	40,298	44,875
Impairment of goodwill and intangibles (See Note 12)	14,311	—
Clearing, settlement and brokerage	5,871	1,684
Communications and data processing	3,903	3,533
Occupancy, depreciation and amortization	2,478	5,671
Selling	2,281	1,273
Other	4,494	4,534
Total expenses (excluding interest)	73,636	61,570
Loss before income taxes	(12,328)	(7,037)
Income tax benefit	(1,322)	(1,800)
Net loss	$(11,006)	$(5,237)

Net Revenues

For the three months ended June 30, 2011, net revenues were $61.3 million compared to $54.5 million for the three months ended June 30, 2010.  Commissions and principal transactions revenues decreased $1.5 million, or 4%, to $36.7 million for the three months ended June 30, 2011 from $38.2 million for the three months ended June 30, 2010 due to a decrease of $4.4 million in the Corporate Credit segment, $2.5 million in the MBS/ABS & Rates segment and $0.6 million in the Equities segment.  These decreases were partially offset by $6.0 million of revenue related to the mortgage lending activities of ClearPoint.  Investment banking revenues increased $3.2 million, or 47%, to $10.0 million for the three months ended June 30, 2011 and is comprised of advisory fees of $9.3 million and capital markets fees of $0.7 million.  Investment gains/(losses), which represent the change in the value of the Company’s investment in FATV, were $0.4 million for the three months ended June 30, 2011 compared to investment losses of ($1.7) million for the three months ended June 30, 2010.  Net interest income of $11.8 million as of June 30, 2011 increased $2.2 million, or 23%, compared to the three months ended June 30, 2010.  This was due to higher average inventory levels which were partially offset by lower coupon interest received.  In addition, the three months ended June 30, 2010 included interest expense of $2.0 million related to our mandatorily redeemable preferred stock which was redeemed on September 28, 2010.  Fees and other revenues of $2.4 million for the three months ended June 30, 2011 increased $0.8 million primarily due to fees earned in connection with the mortgage lending activities of ClearPoint.

Non-Interest Expense

Non-interest expenses for the three months ended June 30, 2011 of $73.6 million increased $12.0 million, or 20%, compared to $61.6 million for the three months ended June 30, 2010.  The increase was primarily due to $14.3 million of expense as a result of the impairment of goodwill and intangible assets related to the Equities division (See Note 12 to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q) and increased clearing, settlement and brokerage expense, partially offset by lower occupancy and compensation expenses, each of which are discussed further below.

Compensation and benefits expense decreased $4.6 million, or 10%, to $40.3 million for the three months ended June 30, 2011.  This was primarily due to lower variable compensation expense, partially offset by compensation expense of $1.7 million recorded during the three months ended June 30, 2011 due to the resignation of the former interim CEO, as well as compensation expense related to ClearPoint.

Clearing, settlement and brokerage costs of $5.9 million for the three months ended June 30, 2011 increased by $4.2 million, or 248%, compared to the three months ended June 30, 2010.  The increase was due primarily to broker fees incurred related to the mortgage lending activities of ClearPoint, as well as an increase in costs associated with the expansion of our equity trading capabilities which was announced in the third quarter of 2010.

Communications and data processing expense of $3.9 million for the three months ended June 30, 2011 increased by $0.4 million compared to the three months ended June 30, 2010.  The increase was due to enhancements to our communications systems and increased market data services expense.

Occupancy, depreciation and amortization expense of $2.5 million for the three months ended June 30, 2011 decreased by $3.2 million compared to the three months ended June 30, 2010, primarily due to a $3.2 million charge recorded during the three months ended June 30, 2010 related to the termination of the Company’s lease of its prior headquarters.  Cost savings realized due to the consolidation of our offices were offset by occupancy expense related to ClearPoint.

Selling expense of $2.3 million for the three months ended June 30, 2011 increased by $1.0 million, or 79%, compared to the three months ended June 30, 2010 primarily due to expenses related to ClearPoint.

Other expenses of $4.5 million for the three months ended June 30, 2011 remained relatively unchanged compared to the three months ended June 30, 2010 as a result of a decrease in other expenses offset by expenses related to ClearPoint.

Income Taxes

The Company’s effective income tax rate for the three months ended June 30, 2011 of 10.7% resulted in an income tax benefit of approximately $1.3 million.  Non-deductible discrete items primarily associated with the write-off of goodwill related to the Equities division reduced the effective income tax rate by 32.6%.  The Company’s effective income tax rate excluding discrete items was 43.3% for the period which differs from the federal statutory tax rate of 35% primarily due to state and local taxes.

The Company’s effective income tax rate for the three-months ended June 30, 2010 of 25.6% resulted in an income tax benefit of approximately $1.8 million.  The Company calculated its income tax provision using its actual year to date effective tax rate (“discrete rate”) rather than its estimated annual effective tax rate. The effective rate differs from the federal statutory rate of 35% due to the initial application of the discrete rate during the quarter, non-deductible preferred stock dividends, state and local income taxes and non-deductible meals and entertainment expense. The Company used the discrete rate because a reliable estimate of the annual effective tax rate could not be calculated due to the magnitude of permanent items in relation to a range of possible outcomes of our operating results caused by continued market volatility.

Segment Highlights

Three Months Ended June 30, 2011 and 2010

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

MBS/ABS & Rates

	Three Months Ended June 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$12,231	$14,683	(17)%
Net interest	10,395	8,819	18%
Other	15	22	(32)%
Total net revenues	$22,641	$23,524	(4)%

Pre-tax contribution	$6,063	$6,894	(12)%

MBS/ABS & Rates Q2 2011 vs. Q2 2010

MBS/ABS & Rates net revenues decreased 4% to $22.6 million for the three months ended June 30, 2011.  Commissions and principal transactions revenues decreased by $2.5 million for the three months ended June 30, 2011, or 17%, compared to the three months ended June 30, 2010.  This was primarily due to lower trading volumes.  Net interest income increased $1.6 million for the three months ended June 30, 2011 due to higher inventory levels, partially offset by lower coupon interest received.  Pre-tax contribution decreased by $0.8 million for the three months ended June 30, 2011, or 12%, as a result of the decrease in revenues, partially offset by lower variable compensation costs resulting from lower revenues.

Corporate Credit

	Three Months Ended June 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$14,557	$18,972	(23)%
Net interest	214	283	(24)%
Other	124	17	629%
Total net revenues	$14,895	$19,272	(23)%

Pre-tax contribution	$653	$1,221	(47)%

Corporate Credit Q2 2011 vs. Q2 2010

Corporate Credit net revenues decreased by $4.4 million, or 23%, to $14.9 million for the three months ended June 30, 2011.  Commissions and principal transactions revenues decreased by $4.4 million for the three months ended June 30, 2011, or 23%, primarily due to a decrease in spreads, which was partially offset by higher volumes.  While net revenues declined $4.4 million for the three months ended June 30, 2011, pre-tax contribution decreased $0.6 million, or 47%, primarily due to lower compensation costs as a result of the reduction in revenues.

Investment Banking

	Three Months Ended June 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Investment banking	$10,041	$6,827	47%
Other	—	22	N/A
Total net revenues	$10,041	$6,849	47%

Pre-tax contribution	$4,185	$560	647%

Investment Banking Q2 2011 vs. Q2 2010

Investment Banking net revenues increased $3.2 million, or 47%, to $10.0 million for the three months ended June 30, 2011.  Advisory revenues increased to $9.3 million for the three months ended June 30, 2011 from $6.0 million for the three months ended June 30, 2010.  Capital markets revenues decreased to $0.7 million for the three months ended June 30, 2011 compared to $0.8 million for the three months ended June 30, 2010.  Pre-tax contribution increased $3.6 million for the three months ended June 30, 2011 primarily due to the increase in revenues.

Equities

	Three Months Ended June 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$3,870	$4,503	(14)%
Net interest	(1)	4	N/A
Other	1,060	1,310	(19)%
Total net revenues	$4,929	$5,817	(15)%

Pre-tax loss	$(316)	$(219)	44%

Equities Q2 2011 vs. Q2 2010

Equities net revenues decreased $0.9 million, or 15%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Commissions and principal transactions revenues decreased $0.6 million primarily due to a decrease in volumes. Other revenues decreased $0.3 million for the three months ended June 30, 2011 as a result of a decrease in payments received related to fee based research.  Pre-tax loss for the three months ended June 30, 2011 of ($0.3) million, increased $0.1 million, or 44% compared to a pre-tax loss of ($0.2)

million for the three months ended June 30, 2010 due to the lower net revenues and higher clearing, settlement and brokerage costs associated with the expansion of our equity trading capabilities announced in the third quarter of 2010, largely offset by decreased compensation costs.

ClearPoint

	Three Months Ended June 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commission and Principal transactions	$6,008	$—	N/A
Net interest	18	—	N/A
Other	982	—	N/A
Total net revenues	$7,008	$—	N/A

Pre-tax loss	$(1,450)	$—	N/A

ClearPoint Q2 2011 vs. Q2 2010

ClearPoint generated $7.0 million of net revenues for the three months ended June 30, 2011 related to the segment’s mortgage lending activities.  The pre-tax loss of ($1.5) million was primarily due to recruitment costs associated with the segment’s expansion to conduct business in new states.  The segment is currently licensed to conduct business in 37 states, compared to 22 states as of March 31, 2011.

Other

Items of revenues and expense not properly allocated to one of the reportable segments described above are classified (for segment reporting purposes) as “Other.”  These items are set forth in the table below.

	Three Months Ended June 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$2	$16	(88)%
Investment gains/(losses)	368	(1,662)	N/A
Net interest	1,201	513	134%
Other	223	204	9%
Total net revenues	$1,794	$(929)	N/A

Pre-tax loss	$(21,463)	$(15,493)	39%

Other Q2 2011 vs. Q2 2010

Other net revenues of $1.8 million for the three months ended June 30, 2011 increased $2.7 million compared to a loss of ($0.9) million for the three months ended June 30, 2010.  Investment gains/(losses), which represent the change in value of the Company’s investment in FATV, were $0.4 million during the three months ended June 30, 2011 compared to a loss of ($1.7) million for the three months ended June 30, 2010.  Net interest income was $1.2 million for the three months ended June 30, 2011, compared to $0.5 million for the three months ended June 30, 2010.  The change in net interest was due to higher inter-company financing activities, offset by interest expense no longer being incurred on our mandatorily redeemable preferred stock which was redeemed on September 28, 2010.  Pre-tax loss for the three months ended June 30, 2011 of ($21.5) million increased $6.0 million, or 39% compared to a pre-tax loss of approximately ($15.5) million for the three months ended June 30, 2010, primarily due to the previously mentioned $14.3 million impairment of goodwill and intangible assets and compensation expense of $1.7 million due to the resignation of the former interim CEO, partially offset by lower variable compensation, lower occupancy expense as a result of the previously mentioned $3.2 million charge recorded during the three months ended June 30, 2010 and the increase in net revenues.

Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, net revenues were $156.0 million, compared to $133.8 million for the six months ended June 30, 2010.  The 17% increase in net revenues was due to ClearPoint net revenues of $13.4 million and a $14.5 million increase in net revenues in the MBS/ABS & Rates segment, partially offset by decreased net revenues of $8.3 million in the Corporate Credit segment and $1.2 million in the Investment Banking segment.  The six months ended June 30, 2011 also included a gain from bargain purchase of approximately $2.3 million related to the acquisition of ClearPoint (See Note 11 to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q).  Non-interest expenses for the six months ended June 30, 2011 of $156.0 million increased $13.1 million, or 9%, compared to $142.9 million for the six months ended June 30, 2010, primarily due expenses related to ClearPoint of $16.0 million, the previously mentioned goodwill and intangible asset impairment charge of $14.3 million related to the Equities division (See Note 12 to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q) and compensation expense of $1.7 million due to the resignation of the former interim CEO. This was partially offset by compensation expense of $13.3 million associated with the separations of our former CEO and our former Chief Financial Officer (“CFO”) from the Company recorded for the six months ended June 30, 2010, lower variable compensation expense and lower occupancy expense due to a $3.2 million charge in the prior year related to the Company’s previously mentioned lease termination of its prior headquarters.  The Company reported net loss for the six months ended June 30, 2011 and 2010 of ($3.8) million and  ($5.4) million, respectively.  Net loss per diluted share for the six months ended June 30, 2011 and 2010 was ($0.03) and  ($0.05), respectively.

	Six Months Ended
	June 30,
(In thousands of dollars)	2011	2010
Revenues:
Principal transactions	$95,970	$79,341
Commissions	9,097	9,304
Investment banking	20,364	20,575
Investment banking revenues from related party	—	1,350
Investment losses, net	(318)	(1,512)
Interest income	29,958	28,540
Gain from bargain purchase — ClearPoint acquisition (See Note 11 contained in Item 1 of this Quarterly report on Form 10-Q)	2,330	—
Fees and other	4,215	2,485
Total revenues	161,616	140,083
Interest expense	5,649	6,247
Net revenues	155,967	133,836
Expenses (excluding interest):
Compensation and benefits	104,871	113,076
Impairment of goodwill and intangible assets (See Note 12)	14,311	—
Clearing, settlement and brokerage	11,266	3,164
Communications and data processing	7,916	6,635
Occupancy, depreciation and amortization	4,693	7,917
Selling	3,963	2,468
Other	9,010	9,667
Total expenses (excluding interest)	156,030	142,927
Loss before income taxes	(63)	(9,091)
Income tax expense/(benefit)	3,739	(3,643)
Net loss	$(3,802)	$(5,448)

Net Revenues

For the six months ended June 30, 2011, net revenues were $156.0 million, which included the ClearPoint acquisition gain from bargain purchase of approximately $2.3 million, compared to $133.8 million for the six months ended June 30, 2010.  Commissions and principal transactions revenues increased $16.4 million, or 19%, to $105.1 million for the six months ended June 30, 2011 from $88.6 million for the six months ended June 30, 2010 primarily due to an increase of $13.4 million in the MBS/ABS & Rates segment, which was partially offset by a decrease in the Corporate Credit segment of $8.6 million.  In addition, commissions and principal transactions revenues include $11.5 million related to the mortgage lending activities of ClearPoint.  Investment banking revenues decreased $1.6 million, or 7%, to $20.4 million for the six months ended June 30, 2011 and is comprised of advisory fees of $13.1 million and capital markets fees of $7.3 million.  Investment losses, which represent the change in the value of the Company’s investment in FATV, were ($0.3) million for the six months ended June 30, 2011 compared to investment losses of ($1.5) million for the six months ended June 30, 2010.  Net interest income of $24.3 million as of June 30, 2011, increased $2.0 million, or 9%, compared to the six months ended June 30, 2010.  This was due to higher average inventory levels which were partially offset by lower coupon interest received.  In addition, the six months ended June 30, 2010 included interest expense related to our mandatorily redeemable preferred stock which was redeemed on September 28, 2010.  Fees and other revenues of $4.2 million for the six months ended June 30, 2011 increased $1.7 million primarily due to fees earned in connection with the mortgage lending activities of ClearPoint.

Non-Interest Expense

Non-interest expenses for the six months ended June 30, 2011 of $156.0 million increased $13.1 million, or 9%, compared to $142.9 million for the six months ended June 30, 2010.  The increase was primarily due to the previously mentioned $14.3 million of expense as a result of the impairment of goodwill and intangible assets related to the Equities division and increased clearing, settlement and brokerage expense, partially offset by lower compensation and occupancy expense, each of which are discussed further below.

Compensation and benefits expense decreased $8.2 million, or 7%, to $104.9 million for the six months ended June 30, 2011, primarily due to the separations of the former CEO and the former CFO from the Company in the prior year, which resulted in approximately $13.3 million of compensation expense related to the remaining amortization of their outstanding equity awards since the dates of their separations and additional severance expense and related employee benefits in connection with their departures.  Compensation and benefits expense also decreased due to lower variable compensation expense.  This was partially offset by compensation expense of $1.7 million due to the resignation of the former interim CEO, as well as compensation expense related to ClearPoint.

Clearing, settlement and brokerage costs of $11.3 million for the six months ended June 30, 2011 increased by $8.1 million, or 256%, compared to the prior year six months ended June 30, 2010.  The increase was due to broker fees incurred related to the mortgage lending activities of ClearPoint, as well as an increase in costs associated with the expansion of our equity trading capabilities which was announced in the third quarter of 2010.

Communications and data processing expense of $7.9 million for the six months ended June 30, 2011 increased by $1.3 million compared to the six months ended June 30, 2010.  The increase was due to enhancements to our communications systems and increased market data services expense.

Occupancy, depreciation and amortization expense of $4.7 million for the six months ended June 30, 2011 decreased by $3.2 million compared to the six months ended June 30, 2010 primarily due to a $3.2 million charge recorded during the six months ended June 30, 2010 related to the termination of the Company’s lease of its prior headquarters.  Cost savings realized due to the consolidation of our offices were offset by occupancy expense related to ClearPoint.

Selling expense of $4.0 million for the six months ended June 30, 2011 increased by $1.5 million, or 60%, compared to the six months ended June 30, 2010 primarily due to expenses related to ClearPoint.

Other expenses of $9.0 million for the six months ended June 30, 2011 decreased $0.7 million, or 7% compared to the six months ended June 30, 2010 primarily due to a decrease in professional service fees, partially offset by expenses related to ClearPoint.

Income Taxes

The Company recorded income tax expense of approximately $3.7 million for the six months ended June 30, 2011, which reflects the nondeductible nature of the write-off of goodwill related to the Equities division and a re-measurement of net deferred tax assets due to a change in estimate of our apportioned statutory income tax rate, partially offset by a benefit related to the ClearPoint bargain purchase gain.  The Company’s effective income tax rate, including discrete items, is not meaningful as the discrete items distort the effective rate due to pre-tax results being close to break-even for the period.  The Company’s effective income tax rate excluding discrete items was 43.9% for the period which differs from the federal statutory tax rate of 35% primarily due to state and local taxes.

The Company’s effective income tax rate for the six months ended June 30, 2010 of 40.1% resulted in an income tax benefit of approximately $3.6 million.  The effective income tax rate is calculated using the discrete rate and differed from the federal statutory rate of 35% primarily due to non-deductible preferred stock dividends, state and local income taxes and non-deductible meals and entertainment expense, partially offset by a benefit recorded in the first quarter of 2010 due to the reversal of prior year non-deductible stock-based compensation previously granted to the Company’s former CEO.

Segment Highlights

Six Months Ended June 30, 2011 and 2010

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

MBS/ABS & Rates

	Six Months Ended June 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$52,982	$39,540	34%
Net interest	21,178	20,128	5%
Other	15	39	(62)%
Total net revenues	$74,175	$59,707	24%

Pre-tax contribution	$24,855	$21,776	14%

MBS/ABS & Rates - Six Months Ended June 30 2011 vs. 2010

MBS/ABS & Rates net revenues increased 24% to $74.2 million for the six months ended June 30, 2011.  Commissions and principal transactions revenues increased by $13.4 million for the six months ended June 30, 2011, or 34%, compared to the six months ended June 30, 2010.  This was due to higher spreads generated primarily in the non-agency commercial mortgage backed securities market which were realized during the first quarter of 2011, partially offset by lower trading volumes.  Net interest income increased $1.1 million for the six months ended June 30, 2011 due to increased inventory levels, partially offset by lower coupon interest received.  Pre-tax contribution increased by $3.1 million for the six months ended June 30, 2011, or 14%, as a result of the increase in revenues, partially offset by higher compensation costs resulting from higher revenues.

Corporate Credit

	Six Months Ended June 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$32,156	$40,775	(21)%
Net interest	532	377	41%
Other	164	22	645%
Total net revenues	$32,852	$41,174	(20)%

Pre-tax contribution	$1,658	$2,824	(41)%

Corporate Credit - Six Months Ended June 30, 2011 vs. 2010

Corporate Credit net revenues decreased by $8.3 million, or 20%, to $32.9 million for the six months ended June 30, 2011.  Commissions and principal transactions revenues decreased by $8.6 million for the six months ended June 30, 2011, or 21%, primarily due to a decrease in spreads, which was partially offset by higher volumes.  While net revenues declined $8.3 million for the six months ended June 30, 2011, pre-tax contribution decreased $1.2 million, primarily due to the lower net revenues, partially offset by lower compensation costs as a result of the reduction in revenues.

Investment Banking

	Six Months Ended June 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Investment banking	$20,364	$21,925	(7)%
Commissions and Principal transactions	—	—	N/A
Other	—	92	N/A
Total net revenues	$20,364	$22,017	(8)%

Pre-tax contribution	$6,727	$5,714	18%

Investment Banking - Six Months Ended June 30, 2011 vs. 2010

Investment Banking net revenues decreased $1.7 million, or 8%, to $20.4 million for the six months ended June 30, 2011.  Advisory revenues of $13.2 for the six months ended June 30, 2011 were unchanged from the prior year.  Capital markets revenues decreased to $7.3 million for the six months ended June 30, 2011 compared to $8.7 million for the six months ended June 30, 2010.  While net revenues decreased $1.7 million, pre-tax contribution increased $1.0 million, or 18%, primarily due to lower occupancy expenses related to cost savings realized due to the consolidation of our offices and well as lower variable compensation as a result of certain retention awards paid in the prior year.

Equities

	Six Months Ended June 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$8,467	$8,321	2%
Net interest	(20)	8	N/A
Other	1,752	2,174	(19)%
Total net revenues	$10,199	$10,503	(3)%

Pre-tax loss	$(2,599)	$(48)	N/A

Equities - Six Months Ended June 30, 2011 vs. 2010

Equities net revenues decreased $0.3 million, or 3%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  Commissions and principal transactions revenues increased $0.1 million due to an increase in volumes, partially offset by a decrease in spreads. Other revenues decreased $0.4 million for the six months ended June 30, 2011 as a result of a decrease in payments received related to fee based research.  Pre-tax loss was ($2.6) million for the six months ended June 30, 2011 compared to ($0.0) million for the six months ended June 30, 2010.  The higher pre-tax loss was primarily attributable to both higher compensation costs related to our investment in the operating segment, as well as higher clearing, settlement and brokerage costs associated with the expansion of our equity trading capabilities which was announced during the third quarter of 2010.

ClearPoint

	Six Months Ended June 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$11,456	$—	N/A
Net interest	43	—	N/A
Other	1,867	—	—
Total net revenues	$13,366	$—	N/A

Pre-tax (loss)	$(2,572)	$—	N/A

ClearPoint - Six Months Ended June 30, 2011 vs. 2010

ClearPoint generated $13.4 million of net revenues for the six months ended June 30, 2011 related to mortgage lending activities.  The pre-tax loss of ($2.6) million was primarily due to recruitment costs associated with the segment’s expansion to conduct business in new states.  The segment is currently licensed to conduct business in 37 states, compared to 14 states as of January 3, 2011, the date of acquisition.

Other

Items of revenues and expense not properly allocated to one of the reportable segments described above are classified (for segment reporting purposes) as “Other.”  These items are set forth in the table below.

	Six Months Ended June 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$6	$9	(33)%
Investment losses	(318)	(1,512)	79%
Net interest	2,574	1,780	45%
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition	2,330	—	N/A
Other	419	158	165%
Total net revenues	$5,011	$435	N/A

Pre-tax loss	$(28,132)	$(39,357)	29%

Other - Six Months Ended June 30, 2011 vs. 2010

Other net revenues of $5.0 million for the six months ended June 30, 2011 increased $4.6 million compared to $0.4 million for the six months ended June 30, 2010.  The increase included the gain from bargain purchase related to the ClearPoint acquisition.  Investment losses, which represent the change in value of the Company’s investment in FATV, improved by $1.2 million as the results were ($0.3) million during the six months ended June 30, 2011 compared to ($1.5) million for the six months ended June 30, 2010.  Net interest income was $2.6 million for the six months ended June 30, 2011, compared to $1.8 million for the six months ended June 30, 2010.  The change in net interest was due to interest expense no longer being incurred on our mandatorily redeemable preferred stock which was redeemed on September 28, 2010, partially offset by increased borrowings with our clearing broker.  Pre-tax loss for the six months ended June 30, 2011 of ($28.1) million decreased $11.2 million, or 29% compared to a pre-tax loss of approximately ($39.4) million, primarily due to the higher net revenues of $4.6 million, lower variable compensation costs,  and costs incurred in the prior year, which are no longer impacting current year results, including compensation expense of $13.3 million recorded during the six months ended June 30, 2010, related to the separations of our former CEO and the former CFO from the Company and the $3.2 million of expense related to the Company’s lease termination of its prior headquarters.  This was partially offset by the previously mentioned goodwill and intangible asset impairment charge of $14.3 million and compensation expense of $1.7 million due to the resignation of the former interim CEO.

Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures

During the three and six months ended June 30, 2011, the Company recorded approximately $14.3 million of expense related to the impairment of goodwill and intangible assets of the Equities division and approximately $1.7 of additional compensation expense as a result of the resignation of the former interim CEO.  Also, during the six months ended June 30, 2011, the Company recorded a bargain purchase gain related to the ClearPoint acquisition of approximately $2.3 million.  During the three and six months ended June 30, 2010, the Company recorded approximately $3.2 million of occupancy expense associated with the termination of the Company’s lease of its former headquarters.  In addition, during the six months ended June 30, 2010, the Company recorded approximately $13.3 million of additional compensation expense as a result of the separation of the former CEO and the former CFO from the Company.  These items are presented in the table below as being eliminated from loss before income taxes.  Excluding the items impacting the three months ended June 30th 2011, the Company would have reported fully diluted earnings per share of $0.02.  Loss before income taxes and fully diluted earnings per share adjusted for the elimination of such items are non-GAAP financial measures.  The Company has presented these non-GAAP financial measures to enhance an investor’s evaluation of the Company’s operating results.

To arrive at non-GAAP net income for purposes of calculating non-GAAP fully diluted earnings per share for the three months ended June 30, 2011, non-GAAP income before income taxes (shown in the table below) was multiplied by 43.3% which is the Company’s effective income tax rate excluding discrete items, and such amount was subtracted from non-GAAP income before income taxes.  Non-GAAP net income was then divided by approximately 130.6 million shares, the Company’s weighted average fully diluted shares of common stock, determined as if the Company reported net income for the three months ended June 30, 2011.

The following table sets forth a reconciliation of GAAP loss before income taxes to non-GAAP income/(loss) before income taxes as adjusted for the elimination of these items for the three and six months ended June 30, 2011 and 2010.  The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2011	2010	2011	2010
GAAP loss before income taxes	$(12,328)	$(7,037)	$(63)	$(9,091)
Add back: Impairment of goodwill and intangible assets (1)	14,311	—	14,311	—
Deduct: Gain on bargain purchase — ClearPoint acquisition	—	—	(2,330)	—
Add back: Compensation expense (2)	1,685	—	1,685	13,306
Add back: Lease termination expense (3)	—	3,190	—	3,190
Non-GAAP income/(loss) before income taxes	$3,668	$(3,847)	$13,603	$7,405

(1)

Represents the impairment of goodwill and intangible assets related to the Equities division (See Note 12 to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q).

(2)

Represents (i) for the three and six months ended June 30, 2011, approximately $1.7 million of compensation expense due to the resignation of the former interim CEO, which includes cash severance expense of $2 million, partially offset by $0.3 million related to the reversal of non-cash compensation expense related to the forfeiture of unvested stock based compensation awards and (ii) for the six months ended June 30, 2010, non-cash compensation related to the remaining amortization of the former CEO’s and the former CFO’s outstanding equity awards since the dates of their separations of approximately $12.7 million and additional severance expense and related employee benefits of approximately $0.6 million.

(3)

Represents a termination fee and related commissions associated with the Company’s lease termination of its former headquarters at 12 East 49th Street, New York, New York recorded during the second quarter of 2010.

Financial Condition

The Company’s financial instruments owned and investments comprised approximately 69% and 78% of total assets at June 30, 2011 and December 31, 2010, respectively.  The Company maintains these positions primarily to facilitate its customer trading activities.  The majority of these assets are financed by the Company’s clearing agents and, to a lesser extent, through secured borrowings.  Payables to brokers, dealers and clearing organizations and secured borrowings comprised approximately 73% and 85% of the Company’s total liabilities at June 30, 2011 and December 31, 2010, respectively.

Financial instruments owned (including investments) and securities sold, but not yet purchased consisted of the following:

	June 30, 2011		December 31, 2010
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Financial Instruments
Agency mortgage-backed securities	$1,000,116	$—	$1,085,382	$—
Non-agency mortgage-backed securities	90,506	—	80,175	—
U.S. Government and federal agency obligations	49,539	145,243	47,581	92,971
Loans	63,993	—	—	—
Other debt obligations	20,990	—	37,278	—
Preferred stock	201	3,158	12,381	2,469
Corporate debt securities	14,225	5,498	4,037	1,004
Equity securities	1,103	101	14,272	13,148
Derivatives	1,072	189	137	2,683
Not Readily Marketable Securities
Investment securities with no publicly quoted market	16,098	—	18,084	—
Total	$1,257,843	$154,189	$1,299,327	$112,275

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

The Company finances the residential mortgage lending activities of ClearPoint through a secured mortgage warehouse line of credit of $75.0 million which carries a floating rate of interest, is collateralized by ClearPoint’s loans and expires on March 10, 2012.  Outstanding borrowings were approximately $60.1 million as of June 30, 2011.  ClearPoint was in compliance with all financial covenants for this facility as of June 30, 2011 and is seeking to increase its available warehouse capacity by entering into new facilities with additional lenders.

The Company had Cash and cash equivalents of $46.4 million and $40.0 million, at June 30, 2011 and December 31, 2010, respectively.  In addition, the Company’s financial instruments that are readily marketable and actively traded were approximately $1.1 billion at June 30, 2011 compared to approximately $1.2 billion at December 31, 2010.  These financial instruments are substantially financed by the Company’s payable to its clearing broker and secured borrowings.  The level of assets and liabilities will fluctuate due to changing market conditions and customer demand.

On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program, whereby the Company is authorized to purchase shares of its common stock for up to $25 million.  Currently, the primary intended purpose of the repurchase program is to manage dilution related to employee stock-based compensation grants.  Stock purchases by the Company may be made from time to time in the open market or in privately negotiated transactions, if and when management determines to effect purchases.  All stock repurchases by the Company shall be subject to the requirements of Rule 10b-18 promulgated under the Exchange Act.  As of August 8, 2011, the Company has repurchased 5.1 million shares for approximately $10.3 million.

Regulatory

As of June 30, 2011, each of the Company’s registered broker-dealer subsidiaries, Gleacher & Company Securities, Inc. (“Gleacher Securities”) and Gleacher Partners, LLC (“Gleacher Partners”), were in compliance with the net capital requirements of the Financial Industry Regulatory Authority (“FINRA”), and, in the case of Gleacher Securities, the National Futures Association (“NFA”) as well.  The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of June 30, 2011, Gleacher Securities had net capital of $79.7 million, which exceeded minimum net capital requirements of FINRA and the NFA by $79.1 million and Gleacher Partners had net capital of $0.8 million, which exceeded net capital requirements of the FINRA by $0.6 million.

Derivatives

The Company utilizes derivatives for various economic hedging strategies to actively manage its market and liquidity exposures.  In addition, the Company enters into mortgage loan IRLCs in connection with its mortgage lending activities.  Refer to Note 9, within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Contingent Consideration

On October 2, 2008, the Company acquired 100% of the outstanding common shares of American Technology Research Holdings, Inc.  Per the stock purchase agreement, the sellers are entitled to receive future contingent consideration consisting of approximately 100% of the profits earned by the Equities division for the three months ended December 31, 2008 and all of fiscal years 2009 and 2010 and up through October 1, 2011, up to an aggregate of $15 million in profits. The sellers are also entitled to receive earn-out payments consisting of 50% of such profits in excess of $15 million. All such earn-out payments will be paid 50% in cash and, depending on the recipient thereof, either 50% in Company common stock, subject to transfer restrictions lapsing ratably over the three years following issuance, or 50% in restricted stock under the 2007 Incentive Compensation Plan, subject to vesting based on continued employment.  Based on the results of the Equities division for the six and twelve months ended June 30, 2011 and December 31, 2010, there was no accrued contingent consideration.

Legal Proceedings

From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (See Part II — Item 1 - Legal Proceedings of this Quarterly Report on Form 10-Q for additional information.)

Expenses associated with investigating and defending against legal proceedings can put a strain on our cash resources.  In addition, any fines, penalties, or damages assessed against us, could also impact materially our liquidity. The Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years, securities firms have been subject to increased scrutiny and regulatory enforcement activity.  Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries.  Periodically, the Company and its subsidiaries receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations.  The Company does not always know the purpose behind these communications or the status or target of any related investigation.  The responses to these communications have, in the past, resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company’s business.  In addition, the Company is also subject to claims by employees alleging discrimination, harassment or wrongful discharge, among other things, and seeking recoupment of compensation claimed (whether for cash or forfeited equity awards), and other damages.

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

Tax Valuation Allowance

No valuation allowance has been provided on the Company’s net deferred tax assets at June 30, 2011 and December 31, 2010, as it is more likely than not that they will be realized.  Such determination is based upon the projection of future taxable income, as well as the Company’s ability to carry back any net operating losses generated in the near future from the reversal of temporary differences.

OFF-BALANCE SHEET ARRANGEMENTS

Certain liabilities or commitments of the Company that are not recorded in the Company’s Consolidated Statements of Financial Condition as of June 30, 2011 are identified or described in the “Contractual Obligations” section which follows and within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations increased approximately $2.0 million as a result of operating lease commitments related to ClearPoint and by approximately $2.0 million, related to payments payable in installments over three years, to the former stockholder of ClearPoint contingent upon continued employment with the Company.  There were no other significant changes to the Company’s contractual obligations at June 30, 2011 since what was previously reported within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CRITICAL ACCOUNTING POLICIES

Loans

The Company accounts for all of ClearPoint’s originated residential mortgage loans under the fair value option (“FVO”) as prescribed by ASC 820.  Upfront costs and fees related to the loans are immediately recognized.  Fees earned are recorded within Fees and other within the Consolidated Statements of Operations.  All mortgage loans are sold on a servicing-released basis pursuant to various sale contracts.  These contracts include recourse provisions related to loan repurchases if certain events occur.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), in order to improve the comparability, consistency, and transparency of financial reporting and to increase prominence of items reported in other comprehensive income.  The amendments in this ASU include the requirement that all nonowner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Since the amendments primarily impact presentation of financial information, the Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurements:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”) , in order to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  The amendments in this ASU include clarification of (i) the application of the highest and best use valuation premise concepts and specifies that such concepts are relevant only when measuring the fair value of nonfinancial assets, (ii) the requirement to measure certain instruments classified in stockholders’ equity at fair value, such as equity interests issued as consideration in a business combination and (iii) disclosure requirements regarding quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  In addition,  ASU 2011-04 changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements, including (a) measuring the fair value of financial instruments that are managed within a portfolio by permitting entities to measure such financial instruments on a net basis if such entities manage such financial instruments on the basis of their net exposure, (b)

clarifying that premiums or discounts related to size as a characteristic of the reporting entity’s holding (specifically, a blockage factor) rather than as a characteristic of the asset or liability (for example, a control premium) are not permitted in a fair value measurement and (c) the expansion of disclosures about fair value measurements, including the valuation processes of financial instruments categorized within Level 3  of the fair value hierarchy and sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact of ASU 2011-04 on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing:  Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), in order to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this ASU remove from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion.  ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The Company does not expect the adoption of ASU 2011-03 to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), in order to address diversity in practice about the interpretation of the pro forma revenues and earnings disclosure requirements for business combinations.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the current period had occurred as of the beginning of the comparable prior annual period only.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2010.  The adoption of ASU 2010-29 did not affect the Company’s financial condition, results of operations or cash flows.  Refer to Note 11 which includes the disclosures as required by this ASU.

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

In July 2010, the FASB issued ASU No. 2010-20, “New Disclosure Requirements for Finance Receivables and Allowance for Credit Losses” (“ASU 2010-20”), in order to address concerns about the sufficiency, transparency, and robustness of credit disclosures for finance receivables and the related allowance for credit losses.  ASU 2010-20 expands disclosure requirements regarding allowance, charge-off and impairment policies, information about management’s credit assessment process, additional quantitative information on impaired loans and rollforward schedules of the allowance for credit losses and other disaggregated information.  New disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (e.g., allowance rollforward) are required for interim and annual periods beginning after December 15, 2010.  The Company’s adoption of ASU 2010-20 did not materially change current disclosures, and since these amended principles require only additional disclosure, the adoption of ASU 2010-20 did not affect the Company’s financial condition, results of operations or cash flows.

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

The following table categorizes the Company’s market risk sensitive financial instruments:

	Market Value (net)
(In thousands of dollars)	June 30, 2011	December 31, 2010
Trading risk
Interest rate	$1,086,379	$1,167,673
Equity	(3)	3
Total trading risk	$1,086,376	$1,167,676
Other than trading risk
Equity	$17,103	$19,205
Interest rate	175	171
Total other than trading risk	17,278	19,376
Total market value, net	$1,103,654	$1,187,052

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

The following is a discussion of the Company’s primary market risk exposures as of June 30, 2011.

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

A sensitivity analysis has been prepared to estimate the Company’s exposure to interest rate risk of its net trading inventory positions. The fair market value of these securities included in the Company’s inventory at June 30, 2011 and December 31, 2010 was $1.1 billion and $1.3 billion, respectively. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve, including its related effect on prepayment speeds.  At June 30, 2011 and December 31, 2010, the potential change in fair value under this stress scenario was a loss of $6.2 million and $7.8 million, respectively. Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.

The following table shows a breakdown of our interest rate exposure on June 30, 2011 and December 31, 2010:

Market value change per one hundredth of one percent interest rate increase

(In thousands of dollars)	June 30, 2011	December 31, 2010
U.S. government and federal agency obligations	$43	$28
Agency mortgage-backed securities	(133)	(151)
Non-agency mortgage-backed securities	(32)	(24)
Corporate debt securities	(4)	(2)
Preferred stock	1	(6)
Total	$(125)	$(155)
Average duration (years)	1.84	2.04

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

The following tables show a breakdown of our exposure in these markets on June 30, 2011 and December 31, 2010:

Credit Sensitive Holdings Market Value as of June 30, 2011

(In thousands of dollars)	Non-agency mortgage- backed securities	Corporate debt securities	Preferred stock	Other debt obligations	Total
Investment grade	$22,136	$6,045	$(981)	$14,609	$41,808
Non-investment grade	68,370	2,682	(1,976)	6,381	75,457
Total	$90,506	$8,727	$(2,957)	$20,990	$117,265

Credit Sensitive Holdings Market Value as of December 31, 2010

(In thousands of dollars)	Non-agency mortgage- backed securities	Corporate debt securities	Preferred stock	Other debt obligations	Total
Investment grade	$16,652	$2,293	$8,047	$16,867	$43,859
Non-investment grade	63,523	740	1,865	20,411	86,539
Total	$80,175	$3,033	$9,912	$37,278	$130,398

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

The Company had no significant net long or short positions in marketable equity securities at June 30, 2011 and December 31, 2010.  The Company’s investment in FATV at June 30, 2011 and December 31, 2010 had a fair market value of $14.8 million and $16.8 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies.  This risk measure, for the Company’s investment in FATV amounted to $1.5 million at June 30, 2011 and $1.7 million at December 31, 2010.  Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

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

The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business which began in November 2010.  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At June 30, 2011 and December 31, 2010, the Company had a deposit with the FICC of approximately $10.3 million which is recorded within Receivable from brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition contained in Item 1 of this Quarterly Report on Form 10-Q.

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

	June 30, 2011	December 31, 2010
Inventory to Equity Ratio	3.7	3.8

Refer to “Liquidity and Capital Resources” above in Item 2 for further information about our liquidity as of June 30, 2011 and December 31, 2010.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Markets have and may continue to experience periods of high volatility.    Financial markets are susceptible to unanticipated, severe and rapid depreciation in asset values accompanied by a reduction in asset liquidity. Continued uncertainties stemming from the overall economic outlook, both in the U.S. and abroad, the continued weakness in the housing markets, the overall unknown impact of the passing of the Dodd-Frank legislation, tax law uncertainties and an unpredictable interest rate environment as a result of the Fed’s monetary policies lead to global market and economic conditions that have been, and continue to be both volatile and challenging. In addition, our business could be greatly impacted by actions taken by the federal government with regard to increasing the authorized maximum borrowing by the federal government, or “debt ceiling.”  The resolution of this issue could lead to volatility in the financial markets and significantly and adversely affect our business. It is impossible to predict the long-term impact of this economic and financial environment, or whether it will persist or recur, or to predict the extent to which our markets, products and businesses will be adversely affected. As a result, these conditions could adversely affect our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs *

Balance — March 31, 2011	2,910,900	$1.99	2,910,900	$19,196,980

April 1, 2011 — April 30, 2011	—	—	—	19,196,980

May 1, 2011 — May 31, 2011	1,199,500	1.97	1,199,500	16,833,965

June 1, 2011 — June 30, 2011	998,800	2.17	998,800	14,666,569

Total	5,109,200	$2.02	5,109,200	N/A

*                     Maximum dollar value of $25.0 million authorized under the Company’s stock repurchase program.

(1)              Pursuant to a stock repurchase program announced on October 27, 2010, whereby the Company is authorized to repurchase up to $25,000,000 of its common stock.

Item 6. Exhibits

(a)          Exhibits

Exhibit Number	Description

10.1†

Letter Agreement, dated July 7, 2011, by and between Gleacher & Company, Inc. and John Griff (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2011 and incorporated herein by reference).

10.2†*	2007 Incentive Compensation Plan Stock Option Agreement, dated August 4, 2011, by and between Gleacher & Company, Inc. and John Griff.

10.3†*	Form of 2003 Non-Employee Directors Stock Plan Restricted Stock Agreement

10.4†*	Form of 2003 Non-Employee Directors Stock Plan Option Agreement

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†                                          Management contract or compensatory plan or arrangement

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gleacher & Company, Inc.
(Registrant)

Date:	August 8, 2011	/s/ Thomas J. Hughes
Thomas J. Hughes
Chief Executive Officer

Date:	August 8, 2011	/s/ Jeffrey H. Kugler
Jeffrey H. Kugler
Chief Financial Officer
(Principal Accounting Officer)