Form 10-Q
period 2011-09-30
GLEACHER & COMPANY, INC.
filed 2011-11-09
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

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

127,395,527 shares of Common Stock were outstanding as of the close of business on October 31, 2011

GLEACHER & COMPANY, INC. AND SUBSIDIARIES

FORM 10-Q

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Part I — Financial Information

Item 1.  Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for per share amounts)	2011	2010	2011	2010
Revenues:
Principal transactions	$25,528	$35,502	$121,506	$114,831
Commissions	231	149	853	1,143
Investment banking	9,359	11,468	29,723	32,042
Investment banking revenues from related party	—	297	—	1,647
Investment gains/(losses), net	2,857	979	2,539	(533)
Interest income	16,249	14,132	46,201	42,662
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition (See Note 11)	—	—	2,330	—
Fees and other	2,612	258	5,075	569
Total revenues	56,836	62,785	208,227	192,361
Interest expense	2,672	2,921	8,295	9,165
Net revenues	54,164	59,864	199,932	183,196
Expenses (excluding interest):
Compensation and benefits	32,684	47,057	129,058	152,727
Impairment of goodwill and intangible assets (See Note 12)	80,244	—	80,244	—
Clearing, settlement and brokerage	8,946	1,042	19,017	3,258
Communications and data processing	3,614	3,048	10,108	8,660
Occupancy, depreciation and amortization	2,041	1,962	6,112	9,503
Business development	1,139	1,137	3,483	3,205
Loss from extinguishment of mandatorily redeemable preferred stock (See Note 16)	—	1,608	—	1,608
Other	4,281	4,342	13,550	13,252
Total expenses (excluding interest)	132,949	60,196	261,572	192,213
Loss from continuing operations before income taxes and discontinued operations	(78,785)	(332)	(61,640)	(9,017)
Income tax (benefit)/expense	(3,085)	1,312	4,208	(2,144)
Loss from continuing operations	(75,700)	(1,644)	(65,848)	(6,873)
Loss from discontinued operations, net of taxes (See Note 25)	(5,357)	(1,092)	(19,011)	(1,311)
Net loss	$(81,057)	$(2,736)	$(84,859)	$(8,184)

Per share data:
Basic loss per share
Continuing operations	$(0.61)	$(0.01)	$(0.53)	$(0.06)
Discontinued operations	(0.04)	(0.01)	(0.15)	(0.01)
Net loss per share	$(0.65)	$(0.02)	$(0.69)	$(0.07)
Diluted loss per share
Continuing operations	$(0.61)	$(0.01)	$(0.53)	$(0.06)
Discontinued operations	(0.04)	(0.01)	(0.15)	(0.01)
Net loss per share	$(0.65)	$(0.02)	$(0.69)	$(0.07)

Weighted average shares of common stock:
Basic	123,993	121,773	123,598	120,577
Diluted	123,993	121,773	123,598	120,577

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
(In thousands of dollars, except for share and per share amounts)	2011	2010
Assets
Cash and cash equivalents	$41,199	$40,009
Cash and securities segregated for regulatory purposes	4,000	100
Securities purchased under agreements to resell	490,863	86,484
Receivables from:
Brokers, dealers and clearing organizations	19,379	25,721
Related parties	1,266	2,245
Others	15,217	18,283
Financial instruments owned, at fair value (includes assets pledged of $1,521,751 and $1,280,443 at September 30, 2011 and December 31, 2010, respectively)	1,717,016	1,281,243
Investments	19,023	18,084
Office equipment and leasehold improvements, net	6,925	6,653
Goodwill	21,096	105,694
Intangible assets	4,435	15,565
Income taxes receivable	13,698	14,782
Deferred tax assets, net	30,254	34,154
Other assets	10,817	8,915
Total Assets	$2,395,188	$1,657,932
Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing organizations	$1,393,621	$1,101,440
Related parties	5,035	4,986
Others	2,873	2,347
Securities sold under agreements to repurchase	402,535	—
Securities sold, but not yet purchased, at fair value	188,093	112,275
Secured borrowings	93,204	—
Accrued compensation	23,187	74,202
Accounts payable and accrued expenses	15,281	8,756
Income taxes payable	3,782	3,468
Deferred tax liabilities	1,629	3,390
Subordinated debt	801	909
Total Liabilities	2,130,041	1,311,773
Commitments and Contingencies (See Note 17)

Stockholders’ Equity
Common stock; $.01 par value; authorized 200,000,000 shares; issued 133,714,786 and 131,457,586 shares; and outstanding 127,489,924 and 130,809,868 shares; in each case, at September 30, 2011 and December 31, 2010, respectively	1,337	1,315
Additional paid-in capital	464,285	449,754
Deferred compensation	161	276
Accumulated deficit	(188,622)	(103,763)
Treasury stock, at cost (6,224,862 shares and 647,718 shares at September 30, 2011 and December 31, 2010, respectively)	(12,014)	(1,423)
Total Stockholders’ Equity	265,147	346,159
Total Liabilities and Stockholders’ Equity	$2,395,188	$1,657,932

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands of dollars)	2011	2010
Cash flows from operating activities:
Net loss	$(84,859)	$(8,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill and intangible assets — Investment Banking	80,244	—
Impairment of goodwill and intangible assets — Equities	14,311
Amortization of stock-based compensation	13,418	30,499
Investment losses/(gains), net	(2,539)	533
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition	(2,330)	—
Amortization of intangible assets	1,976	2,906
Deferred income taxes	1,913	(6,815)
Depreciation and amortization	1,433	1,179
Loss from disposal of office equipment and leasehold improvements	316	312
Loss from extinguishment of mandatorily redeemable preferred stock	—	1,608
Amortization of discount of mandatorily redeemable preferred stock	—	173
Amortization of debt issuance costs	—	125
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	(3,900)	—
Securities purchased under agreements to resell	(404,379)	—
Net receivable/payable from/to related parties	1,028	(806)
Net receivable from others	3,746	3,931
Financial instruments owned, at fair value	(388,930)	(265,058)
Income taxes receivable/payable, net	(2,676)	(16,185)
Other assets	1,452	736
Net payable to brokers, dealers and clearing organizations	298,523	295,406
Securities sold, but not yet purchased, at fair value	75,445	—
Securities sold under agreements to repurchase	402,535	24,691
Accounts payable and accrued expenses	2,805	222
Accrued compensation	(40,445)	(29,206)
Drafts payable	(726)	21
Net cash (used in)/provided by operating activities	(31,639)	36,088
Cash flows from investing activities:
Return of capital — investments	2,967	609
Purchases of office equipment and leasehold improvements	(1,916)	(4,973)
ClearPoint acquisition — net cash acquired (See Note 11)	626	—
Purchase of investments	(1,367)	(433)
Loan receivable — held for investment	—	(5,000)
Payment to sellers of American Technology Holdings, Inc.	—	(1,382)
Net cash provided by/(used in) investing activities	310	(11,179)
Cash flows from financing activities:
Proceeds from secured borrowings	731,676	—
Repayments of secured borrowings	(682,811)	—
Purchases of treasury stock	(10,333)	—
Payment for employee tax withholdings on stock-based compensation	(6,143)	(5,845)
Repayment of subordinated debt	(108)	(288)
Excess tax benefits related to stock-based compensation	238	2,662
Extinguishment of mandatorily redeemable preferred stock	—	(25,905)
Net cash provided by/(used in) by financing activities	32,519	(29,376)
Increase/(decrease) in cash and cash equivalents	1,190	(4,467)
Cash and cash equivalents at beginning of the period	40,009	24,997
Cash and cash equivalents at the end of the period	$41,199	$20,530

NON CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2011 and 2010, the Company issued approximately 0.6 million and 0.8 million shares out of treasury stock, net of forfeitures, respectively, for stock-based compensation exercises and vesting and distributions of deferred compensation related to the employee stock trust.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

During the nine months ended September 30, 2011 and 2010, the Company issued approximately 2.3 million and 5.2 million, respectively, shares of common stock for settlement of stock-based compensation awards.

The fair value of non-cash assets acquired and liabilities assumed in the ClearPoint Funding, Inc. acquisition on January 3, 2011 were $51.6 million and $49.9 million, respectively (See Note 11).

During the nine months ended September 30, 2010, the Company issued approximately 345,000 shares of common stock to the former shareholders of American Technology Research Holdings, Inc. (“AmTech”) in connection with a contingent consideration arrangement related to the AmTech acquisition (See Note 17).

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        Basis of Presentation

Organization and Nature of Business

Gleacher & Company, Inc. (together with its subsidiaries, the “Company”) is an independent investment bank that provides corporate and institutional clients with strategic and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis, as well as capital raising, research based investment analysis, and securities brokerage services, and, through the Company’s acquisition of ClearPoint Funding, Inc. (“ClearPoint”), which closed on January 3, 2011, engages in residential mortgage lending.  The Company offers a diverse range of products through its Investment Banking, Mortgage Backed/Asset Backed & Rates (“MBS/ABS & Rates”), Corporate Credit and ClearPoint divisions.  The Company was incorporated under the laws of the State of New York in 1985 and reincorporated in Delaware in the second quarter of 2010.  The Company’s common stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “GLCH.”

The Company exited the Equities business, effective August 22, 2011.  Refer to Note 24 herein for additional information.

Policies and Presentation

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation with no impact to previously reported net loss or stockholders’ equity.  This includes the prior period results of the Equities division, which is now being reported as discontinued operations.  Refer to Note 25 herein for additional information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 “Intangibles — Goodwill and Other:  Testing Goodwill for Impairment” (“ASU 2011-08”), in order to simplify how entities test goodwill for impairment.  ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Topic 350.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.   The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), in order to improve the comparability, consistency, and transparency of financial reporting and to increase prominence of items reported in other comprehensive income.  The amendments in this ASU include the requirement that all nonowner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Since the amendments primarily impact presentation of financial information, the Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), in order to address diversity in practice about the interpretation of the pro forma revenues and earnings disclosure requirements for business combinations.  The amendments in this ASU

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

specify that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the current period had occurred as of the beginning of the comparable prior annual period only.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2010.  The adoption of ASU 2010-29 did not affect the Company’s financial condition, results of operations or cash flows.  Refer to Note 11 herein which includes the disclosures as required by this ASU.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.        (Loss)/Earnings Per Common Share

The Company calculates its basic and diluted (loss)/earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic (loss)/earnings per share is computed based upon weighted-average shares outstanding during the period.  Dilutive (loss)/earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, and unexercised options.  The weighted average shares outstanding were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Weighted average shares for basic (loss)/earnings per share	123,993	121,773	123,598	120,577
Effect of dilutive common share equivalents	—	—	—	—
Weighted average shares and dilutive common share equivalents for dilutive (loss)/earnings per share	123,993	121,773	123,598	120,577

The Company was in a net loss position for the three and nine months ended September 30, 2011 and 2010 and therefore excluded approximately 10.1 million and 4.8 million, respectively, shares underlying stock options and warrants, 6.7 million and 13.8 million, respectively, shares of restricted stock, and 6.6 million and 6.2 million, respectively, shares underlying restricted stock units (“RSUs”) from its computation of dilutive loss per share because they were anti-dilutive.

3.        Cash and Cash Equivalents

The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  At September 30, 2011 and December 31, 2010, cash equivalents were approximately $20.4 million and $13.0 million, respectively.  Cash and cash equivalents of approximately $19.2 million and $36.4 million at September 30, 2011 and December 31, 2010, respectively, were held at one financial institution.

4.        Cash and Securities Segregated for Regulatory Purposes

In November 2010, Gleacher & Company Securities, Inc. (“Gleacher Securities”) began self-clearing its trading activities in U.S. government securities (the “Rates business”) and is therefore subject to the Customer Protection rules under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  At September 30, 2011 and December 31, 2010, the Company segregated cash of $4.0 million and $0.1 million respectively, in a special reserve bank account for the exclusive benefit of customers pertaining to the results of the activities of the Company’s Rates business and outstanding checks issued to customers and vendors when the Company was previously conducting self-clearing in prior years.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2011 and December 31, 2010, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge in connection with resale agreements was approximately $493.4 million and $86.8 million, respectively, of which $399.8 million was repledged in the form of repurchase agreements at September 30, 2011. The Company had no outstanding repurchase agreements at December 31, 2010.

6.        Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consists of the following:

(In thousands of dollars)	September 30, 2011	December 31, 2010
Deposits with clearing organizations	$13,515	$11,511
Receivable from clearing organizations	5,864	13,226
Underwriting and syndicate fees receivable	—	590
Commissions receivable	—	394
Total receivables	$19,379	$25,721
Payable to brokers, dealers and clearing organizations	1,393,621	1,101,440
Total payables	$1,393,621	$1,101,440

Included within deposits with clearing organizations at September 30, 2011 and December 31, 2010 is a deposit with the Fixed Income Clearing Corporation (“FICC”) of approximately $12.2 million and $10.3 million, respectively, related to the Company’s self-clearing activities associated with the Rates business.

Securities transactions are recorded on their trade date as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net, by clearing organization, in Receivables from or Payables to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition.

The clearing organizations may re-hypothecate all securities held on behalf of the Company.

7.        Receivables from and Payables to Others

Amounts Receivable from and Payable to others consist of the following:

(In thousands of dollars)	September 30, 2011	December 31, 2010
Interest receivable	$7,550	$7,131
Principal paydowns — Agency mortgage-backed securities	4,245	1,052
Investment banking and advisory fees receivable	1,467	7,755
Loans and advances	512	1,007
Management fees receivable	145	119
Others	1,298	1,219
Total receivables from others	$15,217	$18,283
Payable to employees for the Employee Investment Funds (see Note 10)	$977	$1,007
Customer deposits held in escrow — ClearPoint	402	—
Draft payables	251	978
Others	1,243	362
Total payables to others	$2,873	$2,347

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables summarize the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the FVO, at September 30, 2011:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$1,368,172	$1,048	$1,369,220
U.S. Government and federal agency obligations	90,622	52,325	—	142,947
Commercial mortgage-backed securities	—	4,451	27,716	32,167
Loans	—	99,169	—	99,169
Residential mortgage-backed securities	—	—	32,895	32,895
Corporate debt securities	—	15,574	—	15,574
Other debt obligations	—	—	18,909	18,909
Collateralized debt obligations	—	—	646	646
Equity securities	802	—	225	1,027
Derivatives	1,113	—	3,349	4,462
Investments	—	—	19,023	19,023
Total financial assets at fair value	$92,537	$1,539,691	$103,811	$1,736,039

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government and federal agency obligations	$175,114	$—	$—	$175,114
Corporate debt securities	—	10,783	—	10,783
Preferred stock	—	62	—	62
Derivatives	2,134	—	—	2,134
Total financial liabilities at fair value	$177,248	$10,845	$—	$188,093

Included below is a discussion of the characteristics of certain of the Company’s Level 2 and Level 3 holdings at September 30, 2011.  Unless otherwise stated, fair value of Level 2 assets are determined based upon observable third party information including recent trading activity, broker quotes and other relevant market data as noted above.  Fair value for Level 3 assets are based predominantly on management’s own assumptions about the assumptions market participants would make.  The Company generally does not utilize internally developed valuation models to determine fair value during the relevant reporting periods for any holdings other than certain underlying portfolio companies comprising the Company’s investment in FATV.

The Company’s agency mortgage-backed securities positions classified as Level 2, of approximately $1.4 billion, have a weighted average loan size of approximately $0.3 million paying interest of 5.7%, with a weighted average FICO score of 717.  This portfolio has a weighted average coupon remitting payment of 5.1% and has a weighted average annualized constant prepayment rate of approximately 18.0%.  Fair value is determined through a combination of matrix pricing as well as the information noted in the preceding paragraph.

The Company’s net Level 2 U.S. Government and federal agency obligations of approximately $52.3 million have a weighted average coupon of 3.3% and a weighted average maturity of 2017.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s Level 2 commercial mortgage backed securities of approximately $4.5 million are primarily subordinated tranches, have a weighted average credit rating of A and a weighted average issuance year of 2007.

The Company’s Level 2 loans of approximately $99.2 million (unpaid principal of approximately $96.1 million), which are related to the mortgage lending activities of ClearPoint and for which the FVO has been elected, have a weighted average loan size of approximately $0.3 million and have a weighted average coupon remitting payment of 4.2%.  Unrealized gains arising from fair value changes were less than $0.1 million as of September 30, 2011 and have been recorded within Principal transactions within the Consolidated Statements of Operations.  There are no loans 90 days or more past due and no loans are in non-accrual status.  The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

The Company’s net holdings of corporate debt securities classified as Level 2 of approximately $4.8 million have a weighted average credit rating of BB, have a weighted average issuance year of 2007 and a weighted average maturity of 2030.

The Company’s Level 3 agency mortgage-backed securities positions of approximately $1.0 million have a weighted average loan size of $0.2 million paying interest of 5.8%, with a weighted average coupon of 5.3% and a weighted average vintage of 2006.

The Company’s portfolio of Level 3 commercial mortgage backed securities of approximately $27.7 million are primarily mezzanine, have a weighted average credit rating of B and a weighted average issuance year of 2006.

The Company’s portfolio of Level 3 non-agency residential mortgage backed securities of approximately $32.9 million are primarily senior tranches, have a weighted average credit rating of BB, and have experienced on average, a weighted average default rate of 2.0% and 49.1% severity.

The Company’s other debt obligations reported as Level 3 include holdings of approximately $18.9 million of asset backed securities, paying interest of 3.1%, with a weighted average credit rating of BB and a weighted average vintage of 2009.

IRLCs are reported as derivatives and are classified as Level 3.  Refer to Note 9 herein for additional information.

The Company’s Investments of approximately $19.0 million classified as Level 3, include the Company’s investment in FATV of approximately $16.6 million.  Refer to Note 10 herein for additional information.  FATV invests primarily in equity securities of closely held private companies and also invests in equity securities in public companies.  These securities are generally subject to legal restrictions on transfer.  FATV is comprised of 20 holdings and fair value is determined based upon the nature of the underlying holdings.  The Company has classified its entire investment as Level 3, as FATV is predominantly comprised of private companies.

Discussed further below are the valuation techniques applied to the Company’s investments in both privately held and publicly held companies, including the Company’s investment in FATV:

•                  Investments in privately held companies:  Valuation techniques include consideration of comparable market transactions (market approach) and utilizing the discounted value of estimated future cash flows, as adjusted for market and/or other risk factors.  Relevant inputs include the current financial position and current and projected operating results of the issuer, sales prices of recent public or private transactions in the same or similar securities, significant recent events affecting the issuer, the price paid to acquire the asset, subsequent rounds of financing, completed or pending third-party transactions in the underlying investment or comparable issuers, recapitalizations and other transactions across the capital structure.

•                  Investments in public companies:  Valuation is based on quoted market prices in active markets and adjusted as a result of legal restrictions on transfer, where applicable.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s assets measured at fair value on a nonrecurring basis solely relate to Goodwill arising from various business combinations which would be classified as Level 3 within the fair value hierarchy.  Refer to Note 12 for additional information, including changes in balances from prior reporting periods.

The following tables summarize the categorization of the financial instruments within the fair value hierarchy at December 31, 2010:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$1,084,576	$806	$1,085,382
Commercial mortgage-backed securities	—	—	46,571	46,571
U.S. Government and federal agency obligations	35	47,546	—	47,581
Other debt obligations	—	8,200	5,843	14,043
Preferred stock	—	12,381	—	12,381
Corporate debt securities	—	4,037	—	4,037
Residential mortgage-backed securities	—	—	33,604	33,604
Collateralized debt obligations	—	—	23,235	23,235
Equity securities	14,212	—	60	14,272
Derivatives	137	—	—	137
Investments	—	—	18,084	18,084
Total financial assets at fair value	$14,384	$1,156,740	$128,203	$1,299,327

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government and federal agency obligations	$92,971	$—	$—	$92,971
Preferred stock	—	2,469	—	2,469
Corporate debt securities	—	1,004	—	1,004
Equity securities	13,148	—	—	13,148
Derivatives	2,683	—	—	2,683
Total financial liabilities at fair value	$108,802	$3,473	$—	$112,275

The Company reviews its financial instrument classification on a quarterly basis.  As the observability and strength of valuation attributes change, reclassifications of certain financial assets or liabilities may occur between levels.  The Company’s policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3.  During the three and nine months ended September 30, 2011, there were no transfers between Levels 1 and 2.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended September 30, 2011:

(In thousands)	Balance at June 30, 2011	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3 (2)	Balance at September 30, 2011	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$56,359	$(6,258)	$—	$(22,353)	$(32)	$—	$27,716	$(4,355)
Residential mortgage-backed securities	27,193	75	28,568	(21,289)	(1,652)	—	32,895	(379)
Other debt obligations	15,998	(94)	27,464	(23,299)	(1,160)	—	18,909	(3)
Agency mortgage-backed securities	8,013	(95)	2,839	(9,709)	—	—	1,048	(124)
Collateralized debt obligations	1,424	99	—	(877)	—	—	646	136
Equities	60	165	—	—	—	—	225	(55)
Investments	16,098	2,857	1,264	—	(1,196)	—	19,023	2,872
Derivatives	574	3,349	—	—	(574)	—	3,349	3,349
Total	$125,719	$98	$60,135	$(77,527)	$(4,614)	$—	$103,811	$1,441

(1)             Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)             During the three months ended September 30, 2011 there were no transfers in or out of Level 3.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended September 30, 2010:

(In thousands)	Balance at June 30, 2010	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3 (2)	Balance at September 30, 2010	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$55,863	$5,214	$47,912	$(80,877)	$(3,936)	$—	$24,176	$(170)
Other debt obligations	13,833	123	15,356	(3,996)	(1,904)	—	23,412	117
Residential mortgage-backed securities	9,884	(45)	9,540	(7,449)	(325)	—	11,605	9
Agency mortgage-backed securities	3,657	612	2,034	(5,163)	(3)	—	1,137	(81)
Collateralized debt obligations	1,982	(377)	31,170	(5,500)	(9)	—	27,266	(386)
Corporate debt securities	1	(2)	—	—	—	—	(1)	(2)
Equities	60	—	—	—	—	—	60	—
Investments	17,638	979	—	—	—	—	18,617	979
Total	$102,918	$6,504	$106,012	$(102,985)	$(6,177)	$—	$106,272	$466

(1)             Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)             During the three months ended September 30, 2010 there were no transfers in or out of Level 3.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the nine months ended September 30, 2011:

(In thousands)	Balance at December 31, 2010	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3 (2)	Balance at September 30, 2011	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$46,571	$8,828	$64,092	$(91,668)	$(107)	$—	$27,716	$(6,889)
Residential mortgage-backed securities	33,604	(79)	32,923	(30,564)	(2,989)	—	32,895	(379)
Other debt obligations	5,843	(14)	32,005	(18,765)	(160)	—	18,909	54
Agency mortgage-backed securities	806	(147)	1,111	(722)	—	—	1,048	(187)
Collateralized debt obligations	23,235	11,570	5,488	(39,122)	(525)	—	646	61
Equities	60	165	—	—	—	—	225	(55)
Investments	18,084	2,539	1,367	—	(2,967)	—	19,023	2,446
Derivatives	—	4,608	—	—	(1,259)	—	3,349	3,349
Total	$128,203	$27,470	$136,986	$(180,841)	$(8,007)	$—	$103,811	$(1,600)

(1)             Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)             During the nine months ended September 30, 2011 there were no transfers in or out of Level 3.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the nine months ended September 30, 2010:

(In thousands)	Balance at December 31, 2009	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3 (2)	Balance at September 30, 2010	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$32,585	$14,944	$166,667	$(186,053)	$(3,967)	$—	$24,176	$(1,669)
Other debt obligations	9,775	2,365	34,659	(19,713)	(3,674)	—	23,412	1,240
Residential mortgage-backed securities	5,177	590	26,161	(19,597)	(726)	—	11,605	(257)
Agency mortgage-backed securities	5,082	1,834	5,410	(11,015)	(174)	—	1,137	(238)
Collateralized debt obligations	7,371	(239)	36,190	(16,047)	(9)	—	27,266	(372)
Corporate debt securities	1	(2)	—	—	—	—	(1)	30
Equities	60	—	—	—	—	—	60	34
Investments	19,326	(532)	432	—	(609)	—	18,617	(240)
Total	$79,377	$18,960	$269,519	$(252,425)	$(9,159)	$—	$106,272	$(1,472)

(1)             Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)             During the nine months ended September 30, 2010 there were no transfers in or out of Level 3.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.        Derivatives

The Company utilizes derivatives for various economic hedging strategies to actively manage its market and liquidity exposures.  In addition, the Company enters into mortgage loan IRLCs in connection with its mortgage lending activities.  The following table summarizes the Company’s derivative instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
(In thousands of dollars)	Number of Contracts	Notional	Fair Value	Number of Contracts	Notional	Fair Value
Purchase Contracts
TBA purchase agreements	1	$12,000	$7	1	$17,000	$99
U.S. treasury futures contracts	—	—	—	—	—	—
IRLCs	1,574	318,569	3,349	—	—	—
Underwriting commitments	—	—	—	—	—	—
Total	1,575	330,569	$3,356	1	$17,000	$99
Sale Contracts
TBA sale agreements	32	$741,775	$(498)	15	$414,848	$(2,546)
Forward sale agreements	10	138,935	(530)	—	—	—
U.S. treasury futures contracts	—	—	—	—	—	—
Total	42	$880,710	$(1,028)	15	$414,848	$(2,546)

Total gain/(losses) associated with these activities, which are recorded within Principal transactions within the Consolidated Statements of Operations were ($4.4) million and $1.2 million, for the three months ended September 30, 2011 and 2010, respectively, and ($17.4) million and ($6.9) million, for the nine months ended September 30, 2011 and 2010, respectively.

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

(In thousands of dollars)	September 30, 2011	December 31, 2010
Fair Value
Investment in FATV	$16,568	$16,800
Consolidation of EIF, net of Company’s ownership interest	1,255	1,284
Other investment	1,200	—
Total Investments	$19,023	$18,084

Investment gains and losses are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2011	2010	2011	2010
Investments (realized and unrealized gains/(losses))	$2,857	$979	$2,539	$(533)

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had an investment in FATV of approximately $16.6 million and approximately $16.8 million at September 30, 2011 and December 31, 2010, respectively.  FATV’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.   FA Technology Ventures Corporation, a wholly-owned subsidiary of the Company, is the investment advisor to FATV.  As of September 30, 2011, the Company had a commitment to invest an additional $0.2 million in FATV.  At September 30, 2011 and December 31, 2010, total Partnership capital for all investors in FATV equaled $64.1 million and $65.0 million, respectively.  The Partnership was scheduled to end in July 2011, subject to extension by the vote of a majority of the limited partners, as provided in the limited partnership agreement applicable to the Partnership (the “Partnership Agreement”).  The term of the Partnership was extended for one year pursuant to such provision and is now scheduled to terminate on July 19, 2012.  Although the term may be again extended for another one-year period under the Partnership Agreement, the Company currently expects the Partnership to terminate on such date.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represented the Company’s maximum exposure to loss in the Partnership at September 30, 2011 and December 31, 2010.  The Company’s share of management fee income derived from the Partnership for the three months ended September 30, 2011 and 2010 were $0.2 million and $0.1 million, respectively, and were $0.5 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively.

The Employee Investment Funds (“EIF”) consist of limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities.  The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company has consolidated the EIF resulting, in approximately $1.3 million of Investments and a corresponding Payable to others being recorded in the Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, respectively.  Management fees are not material.

Other investment is an investment in a privately held company.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The ClearPoint acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.”  The following condensed statement of net assets acquired reflects the value assigned to ClearPoint’s net assets as of the acquisition date:

Condensed Statement of Net Asset Acquired

(In thousands of dollars)	January 3, 2011
Assets
Cash and cash equivalents	$876
Loans	45,726
Derivative assets	1,117
Intangible assets*	803
Other assets	3,994
Total assets acquired	$52,516
Liabilities
Secured borrowings	$44,339
Accrued expenses and other liabilities	5,597
Total liabilities assumed	$49,936

Net assets acquired	$2,580

*Consists primarily of customer relationships with an estimated useful life of 8 years.

The following table presents unaudited prior period pro forma information as if the acquisition of ClearPoint had occurred on January 1, 2010:

Unaudited Pro Forma Condensed Combined Financial Information

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands of dollars)	2010	2010
Net revenues	$63,511	$191,080
Total expenses (excluding interest)	(63,978)	(202,698)
Loss from continuing operations before income taxes and discontinued operations	(467)	(11,618)
Income tax expense/(benefit)	1,255	(3,247)
Loss from continuing operations	$(1,722)	$(8,371)

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

Refer to Note 26 herein for additional information regarding ClearPoint’s current year financial information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.      Goodwill and Intangible Assets

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of the accounting policy related to goodwill and intangible assets.

Goodwill

The Company has designated its annual goodwill impairment testing dates for its MBS/ABS & Rates, Equities and Investment Banking reporting units to be December 31, October 1, and June 1, respectively.  The fair value of the MBS/ABS & Rates reporting unit exceeded its carrying amount as of the last impairment test date.

On August 22, 2011, the Company announced that it was implementing a new strategic plan, which included the realignment of its core investment banking practice and the termination of 32 investment banking employees as well as certain administrative positions.  As a result of the realignment of the business and associated employee terminations, the Company performed an interim goodwill impairment test related to the Investment Banking reporting unit.

In addition, during the three months ended June 30, 2011, the Company performed an interim goodwill impairment test related to the Equities reporting unit as a result of the impact of the current market environment on the segment’s net revenues coupled with the higher operating costs associated with the expansion of our equities trading and sales trading capabilities announced in the third quarter of 2010.  These factors resulted in a shortfall of actual revenues and operating results in relation to current year projections.

The following table sets forth the rollforward of goodwill for the MBS/ABS & Rates, Equities and Investment Banking reporting units at December 31, 2010 and September 30, 2011.

(In thousands of dollars)	Reporting Unit MBS/ABS & Rates	Reporting Unit Equities	Reporting Unit Investment Banking	Total
Goodwill
Balance at December 31, 2010	$17,364	$8,928	$79,402	$105,694
Impairment of goodwill	—	(8,928)	(75,670)	(84,598)
Balance at September 30, 2011	$17,364	$—	$3,732	$21,096

The Company considered a combination of the market and income approaches to determine the fair value of its reporting units.  Key assumptions utilized in the market approach included the use of multiples of earnings before interest and taxes and earnings before interest, taxes, depreciation and amortization based upon available comparable company market data.  The income approach, which is a discounted cash flow analysis, utilized a discount rate which included an estimated cost of debt and cost of equity and capital structure.  The outcome of these interim goodwill impairment tests, which relies on significant unobservable inputs to determine the goodwill’s fair value, resulted in approximately $75.7 million of the goodwill allocated to the Investment Banking reporting unit and all of the goodwill of the Equities reporting unit (classified as part of discontinued operations) being written off during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, there was no contingent consideration associated with the Company’s AmTech acquisition as a result of the performance of the division.  Refer to Note 17 herein for additional information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

(In thousands of dollars)	September 30, 2011	December 31, 2010
Intangible assets (amortizable):
Descap Securities, Inc. — Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(396)	(356)
Net carrying amount	245	285
Corporate Credit - Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(571)	(451)
Net carrying amount	224	344
Equities - Customer relationships
Gross carrying amount	6,960	6,960
Accumulated amortization — May 31, 2011	(1,614)	(1,362)
Impairment of intangible asset — June 1, 2011	(5,346)	—
Net carrying amount	—	5,598
Equities - Covenant not to compete
Gross carrying amount	330	330
Accumulated amortization — May 31, 2011	(293)	(247)
Impairment of intangible asset — June 1, 2011	(37)	—
Net carrying amount	—	83
Investment Banking — Trade name
Gross carrying amount	7,300	7,300
Accumulated amortization	(828)	(573)
Impairment of intangible asset — September 1, 2011	(3,234)	—
Net carrying amount	3,238	6,727
Investment Banking — Covenant not to compete
Gross carrying amount	700	700
Accumulated amortization	(522)	(366)
Impairment of intangible asset — September 1, 2011	(178)	—
Net carrying amount	—	334
Investment Banking — Customer relationships
Gross carrying amount	6,500	6,500
Accumulated amortization	(5,338)	(4,306)
Impairment of intangible asset — September 1, 2011	(1,162)	—
Net carrying amount	—	2,194
ClearPoint — Customer relationships
Gross carrying amount	803	—
Accumulated amortization	(75)	—
Net carrying amount	728	—
Total Intangible assets	$4,435	$15,565

In connection with the interim goodwill impairment tests related to the Investment Banking and Equities reporting units, the Company evaluated the recoverability of the intangible assets allocated to these reporting units, by comparing the sum of the undiscounted cash flows expected to result from the use and eventual disposition of such assets to their carrying amounts.   These outcomes resulted in the write-off of approximately $4.6 million of the intangible assets allocated to the Investment Banking reporting unit during the three months ended September 30, 2011 and all of the intangible assets allocated to the Equities reporting unit (classified as part of discontinued operations) during the three months ended June 30, 2011.

Customer-related intangible assets are being amortized from 3 to 12 years and trademark assets are being amortized over 20 years (with approximately 18 years remaining).   Excluding the impairment related to the intangible assets allocated to the Investment Banking and Equities reporting units discussed above, total amortization expense recorded within Other in the Consolidated Statements of Operations for the three months ended September 30,

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2011 and 2010 was approximately $0.4 million and $0.7 million, respectively, and for the nine months ended September 30, 2011 and 2010 was approximately $1.7 million and $2.4 million, respectively.

Future amortization expense as of September 30, 2011 is estimated as follows:

(In thousands of dollars)
2011 (remaining)	$124
2012	496
2013	363
2014	337
2015	337
2016	301
Thereafter	2,477
Total	$4,435

13.                 Office Equipment and Leasehold Improvements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of the accounting policy related to office equipment and leasehold improvements.

Office equipment and leasehold improvements consist of the following:

(In thousands of dollars)	September 30, 2011	December 31, 2010
Communications and data processing equipment	$4,904	$3,671
Furniture and fixtures	3,106	2,950
Leasehold improvements	1,727	1,751
Software	692	378
Total	10,429	8,750
Less: accumulated depreciation and amortization	3,504	2,097
Total office equipment and leasehold improvements, net	$6,925	$6,653

Depreciation and amortization expense for the three and nine months ended September 30, 2011 and 2010 was $0.5 million and $0.7 million, and $1.4 million and $1.5 million, respectively.  In addition, in connection with the Company’s restructuring of its Equities business, approximately $0.4 million of fixed assets were written off.  Refer to Note 24 herein for additional information.

14.                 Other Assets

Other assets consist of the following:

(In thousands of dollars)	September 30, 2011	December 31, 2010
Prepaid expenses	$2,683	$4,003
Deposits	5,179	4,731
Collateral deposit — Secured borrowings	2,000	—
Other	955	181
Total other assets	$10,817	$8,915

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.      Secured Borrowings

Pursuant to certain master repurchase agreements, ClearPoint was extended secured mortgage warehouse lines of credit in order to fund mortgage originations.  These lines of credit carry floating rates of interest and are collateralized by ClearPoint’s mortgage loans.  Outstanding borrowings were approximately $93.2 million as of September 30, 2011.

(In thousands of dollars)	Expiration Date	Available Line of Credit
Warehouse line - #1	3/10/2012	$125,000	*
Warehouse line - #2	9/5/2012	80,000	**
Warehouse line - #3	9/11/2012	50,000
Total		$255,000

* Includes a $50.0 million line established for loan originations sold directly to this lender.

** Capacity under this warehouse facility was temporarily increased to $80.0 million on September 26, 2011 and reverts back to $40.0 million as of November 25, 2011.

ClearPoint is required, among other things, to comply with certain financial covenants, including maintaining (i) a minimum tangible net worth ratio, (ii) a maximum leverage ratio, (iii) limitations on net losses, and (iv) a minimum level of liquid assets. As of September 30, 2011, ClearPoint was in compliance with all financial covenants for these facilities.

Included within Other assets is a cash collateral deposit of approximately $2.0 million as of September 30, 2011, which is held by the lenders under the mortgage warehouse lines of credit.

16.      Mandatorily Redeemable Preferred Stock

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

17.      Commitments and Contingencies

ClearPoint — Acquisition

In connection with the Company’s acquisition of ClearPoint on January 3, 2011 the former stockholder of ClearPoint is entitled to receive payments consisting of no more than approximately $2.0 million payable in installments on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder.  These payments are to be reduced for certain matters for which the Company is indemnified, including losses resulting from any loan losses with respect to loans presented to ClearPoint or originated on or prior to January 3, 2011.  As of September 30, 2011, the Company has accrued approximately $0.7 million in relation to this obligation which is recorded within Accrued compensation in the Consolidated Statements of Financial Condition.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FA Technology Ventures

As of September 30, 2011, the Company had a commitment to invest up to an additional $0.2 million in the Partnership. The period for new investments expired in July 2006; however, the General Partner of the Partnership has the right to make capital calls on this commitment for additional investments in existing portfolio companies and expenses of the Partnership, including management fees.  The Company intends to fund this commitment from operating cash flow.

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

AmTech — Contingent Consideration

In connection with the Company’s acquisition of AmTech in October 2008, the sellers have the right to receive earnout payments consisting of the profits earned by the Equities division for fiscal years through October 1, 2011 up to an aggregate of $15 million in such profits, and 50% of such profits in excess of $15 million.  Based on the results of the Equities division for the nine and twelve months ended September 30, 2011 and  December 31, 2010, there was no contingent consideration recorded as additional purchase price in the Consolidated Statements of Financial Condition.

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

Future minimum annual lease payments, and sublease rental income as of September 30, 2011, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2011 (remaining)	$2,389	$478	$1,911
2012	9,432	1,918	7,514
2013	8,894	1,715	7,179
2014	7,067	860	6,207
2015	6,438	502	5,936
Thereafter	49,723	—	49,723
Total	$83,943	$5,473	$78,470

Rental expense, net of sublease rental income, for the three and nine months ended September 30, 2011 and 2010 approximated $1.3 million and $1.2 million, and $4.3 million and $7.2 million, respectively.  The nine months ended September 30, 2010 includes a termination fee and related commissions of approximately $3.2 million associated with the Company’s termination of its lease of its former headquarters at 12 East 49th Street, New York, New York.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity.  Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries.  In the ordinary course of business, the Company and its subsidiaries receive inquiries and subpoenas from the SEC, FINRA, state securities regulators and other regulatory organizations.  The Company does not always know the purpose behind these communications or the status or target of any related investigation.  Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions, and in the Company and/or its subsidiaries being cited for regulatory deficiencies.  To date, none of these communications have had a material adverse effect on the Company’s business nor does the Company believe that any pending communications are likely to have such an effect.  Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company’s business.  In addition, the Company is also subject to claims by employees alleging discrimination, harassment or wrongful discharge, among other things, and seeking recoupment of compensation claimed (whether for cash or forfeited equity awards), and other damages.

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

Tender Offer

On September 14, 2011, the Company announced the commencement of a modified “Dutch auction” tender offer. Refer to Note 18 and Note 28 herein for additional information.

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed primarily in connection with office leases, totaling $4.9 million at September 30, 2011 and $4.3 million at December 31, 2010.  The letter of credit agreements were collateralized by cash of $4.9 million and $4.3 million included in Other assets at September 30, 2011 and December 31, 2010, respectively.

Other

The Company, in the normal course of business, provides guarantees to third parties with respect to the obligations of certain of its subsidiaries.

GLEACHER & COMPANY, INC.

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

The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business, which began in November 2010.  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At September 30, 2011 and December 31, 2010, the Company had a deposit with the FICC of approximately $12.2 million and $10.3 million, respectively, which is recorded within Receivable from brokers, dealers and clearing organizations in the Company’s Consolidated Statements of Financial Condition.

In the ordinary course of business, ClearPoint indemnifies counterparties, including under its loan sale and warehouse line agreements, against potential losses incurred by such parties in connection with particular arrangements.  The maximum potential amount of future payments that ClearPoint could be required to make under these indemnification obligations cannot be estimated.  In connection with the Company’s acquisition of ClearPoint, the Company is indemnified for any such losses with respect to any loans presented to ClearPoint or originated on or prior to January 3, 2011.

18.      Stockholders’ Equity

Tender Offer

On September 14, 2011, the Company announced the commencement of a modified “Dutch auction” tender offer to purchase up to 10.0 million shares, or up to 7.84%, of its outstanding common stock at a price of not less than $1.30 and not more than $1.55 per share (maximum aggregate purchase price of $15.5 million).  Refer to Note 28 herein for additional information.

Stock Repurchase (10b-18 Plan)

On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program whereby the Company is authorized to purchase shares of its common stock for up to $25 million, subject to the requirements of Rule 10b-18 under the Exchange Act.  This program commenced in 2011.  The Company made no purchases during the three months ended September 30, 2011.   Purchases made during the nine months ended September 30, 2011, were approximately 5.1 million shares of common stock for approximately $10.3 million.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.                 Income Taxes

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

Three and Nine Months Ended September 30, 2011

The Company’s effective income tax rate from continuing operations for the three months ended September 30, 2011 of 3.9% resulted in an income tax benefit of approximately $3.1 million.  The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to non-deductible discrete items primarily associated with the write-off of goodwill related to the Investment Banking division.  The effective rate also differs from the statutory rate due to state and local taxes.

The Company’s effective income tax rate from continuing operations for the nine months ended September 30, 2011 of negative 6.8% resulted in income tax expense of approximately $4.2 million.  The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to non-deductible discrete items primarily associated with the write-off of goodwill related to the Investment Banking division. The effective rate also differs from the statutory rate due to state and local taxes.

Three and Nine Months Ended September 30, 2010

During the three and nine months ended September 30, 2010, the Company calculated its income tax provision using its actual year to date effective tax rate (“discrete rate”) rather than its estimated annual effective tax rate. The Company used the discrete rate because a reliable estimate of the annual effective tax rate could not be calculated due to the magnitude of permanent items in relation to a range of possible outcomes of our operating results caused by continued market volatility.

The Company’s negative effective income tax rate from continuing operations for the three months ended September 30, 2010 of 395.2% resulted in income tax expense of approximately $1.3 million.  The effective rate differs from the federal statutory rate of 35% primarily due to non-deductible Series B Preferred Stock dividends and the related non-deductible loss on early redemption, a change in the estimate of our apportioned statutory income tax rate, non-deductible share-based compensation, the indemnification revaluation, which is non-deductible for tax, and state and local income taxes. This was partially offset by a reduction in unrecognized tax benefits as a result of a settlement during the quarter.

The Company’s effective income tax rate from continuing operations for the nine months ended September 30, 2010 of 23.8% resulted in an income tax benefit of approximately $2.1 million. The effective income tax rate differs from the federal statutory rate of 35% primarily due to non-deductible Series B Preferred Stock dividends and the related non-deductible loss on early redemption, and the indemnification revaluation, which is non-deductible for tax purposes.  The Company’s effective tax rate was offset by state and local income taxes, a reduction in unrecognized tax benefits as a result of a settlement during the quarter and a benefit recorded in the first quarter due to the reversal of prior year non-deductible share-based compensation previously granted to the Company’s former Chief Executive Officer (“CEO”).

There were no significant changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2011.

20.                 Stock-Based Compensation Plans

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of the accounting policy related to stock-based compensation.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognized stock-based compensation expense related to its various employee and non-employee director stock-based incentive plans of approximately $4.1 million and $7.0 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $13.4 million and $30.5 million for the nine months ended September 30, 2011 and 2010, respectively.  Stock-based compensation expense recognized for the three and nine months ended September 30, 2011 includes approximately $1.3 million which has been classified as restructuring expense (refer to Note 24 herein for additional information).  Stock-based compensation expense recognized for the nine months ended September 30, 2010 included approximately $12.7 million of stock-based compensation expense due to the acceleration of expense recognition related to the former CEO’s and the former Chief Financial Officer’s (“CFO”) separation from the Company during the first quarter of 2010.

During the three months ended September 30, 2011, the Company granted approximately 0.8 million RSUs, with an average grant date fair value of $1.45 per RSU, approximately 0.2 million restricted stock awards with an average grant date fair value of $1.20 per award and approximately 1.1 million options with an average grant date fair value of $0.91 per award.

Options granted during the three months ended September 30, 2011 have a weighted average exercise price of $1.46.  The Company utilized the Black-Scholes option pricing model to determine the fair value of all options granted.  Significant weighted average assumptions used to estimate fair value included expected volatility of 86.9%, expected term of 4.0 years and a risk-free interest rate of 0.82%.  All such options expire six years from grant date.

The Company recorded net shortfalls related to stock-based compensation vestings and settlements of approximately $2.4 million and $3.8 million as a decrease to Additional paid-in capital during the three and nine months ended September 30, 2011, respectively.

21.                 Net Capital Requirements

Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the “Net Capital Rule”), as well as the Commodity Futures Trading Commission’s net capital requirements (“Regulation 1.16”), which require the maintenance of a minimum net capital.  Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities.  Based upon the activities of Gleacher Securities, its minimum requirement under Regulation 1.16 is the same as under the Net Capital Rule.  As of September 30, 2011, Gleacher Securities had net capital, as defined by both the Net Capital Rule and Regulation 1.16, of $67.4 million, which was $67.1 million in excess of the $0.3 million required minimum net capital.

Gleacher Partners, LLC is also subject to the Net Capital Rule.  Gleacher Partners, LLC has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater.  As of September 30, 2011, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.8 million, which was $0.5 million in excess of the $0.3 million required minimum net capital.

22.                 Concentrations of Credit and Liquidity Risk

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Refer to Note 17 herein within the section labeled “Other” for additional information regarding credit risks of the Company.

23.                 Fair Value of Financial Instruments

Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short-term nature, with the exception of subordinated debt.  Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealer and clearing organizations, related parties and others, Securities purchased under agreements to resell and Securities sold under agreements to repurchase.  The carrying value of the subordinated debt at September 30, 2011 and December 31, 2010 approximated fair value based on current rates available.

24.                 Restructuring

On August 22, 2011, the Board of Directors of the Company approved a plan to exit the Equities business, effective immediately.  The principal reasons for this decision were that the Equities division was an underperforming non-core asset, and that its closure would allow the Company to improve focus and invest in its core competencies.  Exiting the Equities business impacted 62 employees.  Refer to Note 25 herein for additional information.

The following table summarizes the restructuring charges incurred by the Company for the three months ended September 30, 2011, which have been recorded as a component of discontinued operations:

Three Months Ended September 30,
(In thousands of dollars)	2011
Cash charges
Severance and other compensation	$2,572
Third party vendor contracts	1,910
Real estate exit costs	597
Legal and other related costs	597
Non-cash charges
Stock-based compensation	1,339
Asset impairments	316
Total Restructuring expense*	$7,331

* The Company does not expect to incur any additional material charges with respect to this restructuring.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s liability related to this restructuring for the three months ended September 30, 2011:

Three Months Ended September 30,
(In thousands of dollars)	2011
Balance – June 30, 2011	$—
Restructuring expense	7,331
- Less: Non-cash charges	(1,655)
Payments for severance	(2,516)
Payments for real estate	(68)
Payments for third party vendor contracts	(225)
Payments for legal and other related costs	(516)
Restructuring reserve – September 30, 2011	$2,351

The restructuring reserve of $2.4 million as of September 30, 2011 is included within Accrued expenses within the Consolidated Statements of Financial Condition.

25.                 Discontinued Operations

The Company has classified the results of the Equities division as discontinued operations due to its decision to exit this business on August 22, 2011.  Refer to Note 24 herein for additional information.

Amounts reflected in the Consolidated Statements of Operations related to the Equities division are presented in the following table.  No gain or loss has been recognized.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011*	2010	2011*	2010
Net revenues	$2,595	$5,181	$12,794	$15,685
Total expenses (excluding interest)	(11,395)	(7,313)	(38,802)	(18,223)
Loss from discontinued operations before income taxes	(8,800)	(2,132)	(26,008)	(2,538)
Income tax benefit	(3,443)	(1,040)	(6,997)	(1,227)
Loss from discontinued operations, net of taxes	$(5,357)	$(1,092)	$(19,011)	$(1,311)

*Included within the table above for the three months ended September 30, 2011 is a restructuring charge of $7.3 million.  In addition, the nine months ended September 30, 2011 also includes a goodwill and intangible impairment charge of approximately $14.3 million.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

26.                 Segment Analysis

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

•

Investment Banking — This division was realigned on August 22, 2011 to enhance the Company’s position as a leading advisor and to deliver capital raising capabilities of its fixed income businesses to corporate clients. The division is being reorganized around key industry verticals, including real estate, financial services, aerospace and defense, general industrial and financial sponsor coverage. The realignment included the termination of 32 investment banking employees as well as certain administrative positions.

•

ClearPoint — This division originates, processes and underwrites single and multi-family residential mortgage loans within 41 states across the country. The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Revenues are generated primarily from the sale of the residential mortgage loans with servicing released.

The Company’s sales and trading revenues consist of revenues derived from commissions, principal transactions and other fee related revenues.  Investment banking consists of revenues derived from capital raising and financial advisory services.  Investment gains/(losses) primarily reflect gains and losses on the Company’s FATV investment.

The Equities segment results have been reclassified as a discontinued operation and is no longer reported below.  In connection with this development, the goodwill and intangible asset impairment and any previously reported intangible asset amortization related to the Equities reporting unit which was included within “Other” has also been reclassified within discontinued operations.  The realignment of the Investment Banking segment had no impact on comparability to prior period results.

Items of revenues and expenses not allocated to one of the reportable segments are aggregated under the caption “Other” in the table below.  Included within “Other” are investment gains/(losses) and fees related to the Company’s investment in and management of FATV.  In addition, “Other” reflects expenses not directly associated with specific reportable segments, including costs related to corporate overhead and support, such as various fees associated with financing, legal and settlement expenses and amortization of intangible assets from business acquisitions not reported within discontinued operations.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information concerning operations in these reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2011	2010	2011	2010
Net revenues
MBS/ABS & Rates
Sales and trading	$(191)	$15,568	$52,806	$55,147
Interest income	15,178	13,210	43,374	40,979
Interest expense	(3,531)	(3,490)	(10,549)	(11,131)
Total MBS/ABS & Rates	11,456	25,288	85,631	84,995
Corporate Credit
Sales and trading	15,514	20,136	47,833	60,933
Interest income	321	970	1,169	1,633
Interest expense	(140)	(195)	(456)	(481)
Total Corporate Credit	15,695	20,911	48,546	62,085
Investment Banking
Investment Banking	9,359	11,765	29,724	33,689
Other	—	—	—	90
Total Investment Banking	9,359	11,765	29,724	33,779
ClearPoint
Sales and trading	12,710	—	26,033	—
Interest income	746	—	1,648	—
Interest expense	(713)	—	(1,572)	—
Total ClearPoint	12,743	—	26,109	—
Total net revenues – Reportable segments	49,253	57,964	190,010	180,859
Other
Investment gains/(losses), net	2,857	979	2,539	(533)
Sales and trading	338	206	761	373
Gain from bargain purchase – ClearPoint acquisition	—	—	2,330	—
Interest income	4	(51)	10	49
Interest expense	(28)	(1,194)	(1,447)	(3,370)
Interest expense – Intersegment allocations	1,740	1,960	5,729	5,818
Total Other	4,911	1,900	9,922	2,337
Total net revenues	$54,164	$59,864	$199,932	$183,196

Income/(loss)from continuing operations before income taxes
MBS/ABS & Rates	$3,288	$7,046	$28,143	$28,822
Corporate Credit	3,481	1,565	5,139	4,389
Investment Banking	(479)	3,726	6,250	9,440
ClearPoint	(335)	—	(2,907)	—
Income from continuing operations before income taxes – Reportable segments	$5,955	$12,337	$36,625	$42,651

Other	(84,740)	(12,669)	(98,265)	(51,668)
Loss from continuing operations before income taxes	$(78,785)	$(332)	$(61,640)	$(9,017)

Refer to Note 25 herein for information related to the Company’s Equities segment which is being reported as a discontinued operation.

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

27.      Related Party Transactions

From time to time, in the ordinary course of its business, the Company provides investment banking services and brokerage services to MatlinPatterson, a significant stockholder of the Company, or its affiliated persons or entities.

Investment banking revenues from related parties reported in the Consolidated Statements of Operations represents $0.0 million and $0.3 million of fees earned for the three months ended September 30, 2011 and 2010, respectively, and $0.0 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively, for underwriting and advisory engagements performed for MatlinPatterson or its affiliated persons or entities.

During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax.  The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities, which is collateralized by shares of its common stock held in an escrow account that was established at the closing of the Company’s acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations.  The Company does not believe, in any event, that the open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations.  The Company’s receivable for this indemnification claim at September 30, 2011 and December 31, 2010 was approximately $1.2 million and $1.3 million, respectively.

In connection with the acquisition of Gleacher Partners, Inc., the Company agreed to pay $10 million to the selling parties over five years after closing the transaction, subject to acceleration under certain circumstances.  During the year ended December 31, 2010, the Company paid approximately $4.9 million of this obligation.  The remaining obligation of $5.1 million as of September 30, 2011 and December 31, 2010, respectively, is recorded as a liability within the Company’s Consolidated Statements of Financial Condition.

Details on the amounts receivable from or payable to these various related parties are below:

(In thousands of dollars)	September 30, 2011		December 31, 2010
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$1,239		$1,305
MatlinPatterson - Investment Banking	27		940
Total Receivables from related parties	$1,266		$2,245
Payables to related parties
Former stockholders of Gleacher Partners, Inc.	$5,035	*	$4,986	*
Total Payables to related parties	$5,035		$4,986

*Represents the present value of the Company’s approximately $5.1 million remaining obligation.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

28.      Subsequent Events

The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.  There were no events requiring disclosure other than the matter below.

Tender Offer

On November 3, 2011, the Company amended its previously announced modified “Duction auction” tender offer to purchase up to 10 million shares, or up to 7.84%, of its outstanding common stock at a price of not less than $1.30 and not more than $1.55 (maximum aggregate purchase price of $15.5 million).  Under the amended terms, the Company is now offering to purchase up to 6,000,000 shares, or up to 4.71%, of its outstanding common stock at a price of not less than $1.25 and not more than $1.35 per share (maximum aggregate purchase price of $8.1 million).  The tender offer, which was previously set to expire on November 2, 2011, is now set to expire on November 22, 2011, unless further extended or withdrawn.

GLEACHER & COMPANY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains or incorporates by reference “forward-looking statements.” These statements are not historical facts but instead represent the Company’s belief or plans regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control.  The Company often, but not always, identifies forward-looking statements by using words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “target,” “expect,” “continuing,” “ongoing,” “believe” and “intend.”  These statements may contain projections relating to revenues, earnings, operations, other financial measures, economic conditions, trends and known uncertainties, and may include statements regarding the Company’s future performance, strategies and objectives.  The Company’s forward-looking statements are based on facts as the Company understands them at the time the Company makes any such statement as well as estimates and judgments based on these facts, and speak only as of the date on which they are made.  The Company’s forward-looking statements are not intended to be guarantees and may turn out to be inaccurate for a variety of reasons, many of which are outside of its control.  Factors that could render the Company’s forward-looking statements subsequently inaccurate include the conditions of the securities markets, generally, and demand for the Company’s services within those markets, the risk of further credit rating downgrades of the U.S. government by major credit rating agencies, the impact of international and domestic sovereign debt uncertainties, the possibilities of localized or global economic recession and other risks and factors identified from time to time in the Company’s filings with the Securities and Exchange Commission. Moreover, the Company is implementing a strategic plan designed to improve its operating results, and this plan may not be successful.  It is possible that future events will differ materially from those suggested by the Company’s forward-looking statements.  You are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake to update any of its forward-looking statements.

Any forward-looking statement should be read and interpreted together with these documents, including the following:

•	the description of our business contained under Item 1 “Business,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010,

•

the risk factors contained under Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011,

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

Business Overview

The Company is an independent investment bank that provides corporate and institutional clients with strategic and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis, as well as capital raising, research based investment analysis, and securities brokerage services, and, through the Company’s acquisition of ClearPoint Funding, Inc. (“ClearPoint”), which closed on January 3, 2011, engages in residential mortgage lending.  The Company offers a diverse range of products through its Investment Banking, Mortgage Backed/Asset Backed & Rates (“MBS/ABS & Rates”), Corporate Credit and ClearPoint divisions.

On August 22, 2011, the Company announced the implementation of a new strategic plan.  The Company continues to service clients through its fixed income business and is realigning and investing in its core investment banking practice.  These changes resulted from the Company’s previously announced strategic review of its business operations.

The strategic plan is designed to maximize revenue and rationalize expenses by:

•                  Leveraging the expertise and execution capabilities of the Company’s fixed income businesses, including capitalizing on opportunities in the mortgage-backed securities and credit markets;

•                  Realigning the Company’s investment banking practice to enhance the Company’s position as a leading advisor and to deliver the capital raising capabilities of its fixed income business to corporate clients;

•                  Reorganizing around key industry verticals, including real estate, financial services, aerospace and defense, general industrial, and financial sponsor coverage;

•                  Opportunistically adding new businesses that are synergistic with the Company’s core competencies and the needs of its clients; and

•                  Continuing to build out the Company’s national mortgage origination platform through additional investment in ClearPoint.

The Company exited the Equities business, effective August 22, 2011.  The Company determined that the Equities division was an underperforming, non-core asset, and that its closure would allow the Company to improve its focus and invest in its core competencies.  Exiting the Equities business impacted 62 employees (See Notes 24 and 25 contained in Item 1 of this Quarterly report on Form 10-Q for additional information).  The plan also included the termination of 32 investment banking employees as well as certain administrative positions.  The Company estimates that annual run rate operating expenses will be reduced by approximately $40 million, which includes savings related to compensation and benefits, anticipated settlements of leases and other contractual obligations. The expected effects of these savings on future earnings and cash flows would be partially offset by reduced revenues associated with the impacted businesses.

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

•

Investment Banking — As mentioned above, this division was realigned on August 22, 2011 to enhance the Company’s position as a leading advisor and to deliver capital raising capabilities of its fixed income businesses to corporate clients. The division is being reorganized around key industry verticals, including real estate, financial services, aerospace and defense, general industrial and financial sponsor coverage. The realignment included the termination of 32 investment banking employees as well as certain administrative positions.

•

ClearPoint — This division originates, processes and underwrites single and multi-family residential mortgage loans within 41 states across the country. The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Revenues are generated primarily from the sale of the residential mortgage loans with servicing released.

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

Business Environment in the Third Quarter 2011

The financial markets were highly volatile during the three months ended September 30, 2011 with the Dow Jones Industrial Index experiencing the largest percentage drop in six quarters, declining 12% and the S&P 500 Index falling 14%.  These declines over the quarter included 29 days on which these indices rose or fell by more than 1% and 15 days on which they moved more than 2%.

The ongoing uncertainties about the world’s developed economies including the fear of a double-dip recession contributed to this volatility.  European stocks were particularly affected as fears of a Greek default impacted the balance sheets of European lenders and brought into questions the credit of other sovereigns in the Euro zone.  In early August, Standard & Poor’s also took the unprecedented step of downgrading the long-term triple-A credit rating of the United States as a result of the debt-ceiling debates in the U.S. Congress, magnifying the tumultuous environment.

These matters, as well as new steps by the Federal Reserve to bolster the economy resulted in long term treasuries increasing dramatically in price and pushing yields to historic lows.  Economic uncertainties also resulted in the continued decline of prices of non-agency securities, which impacted our non-agency asset backed securities holdings.   In addition, M&A activity continued to lag as a result of the world’s economic issues which aren’t expected to be resolved anytime soon.  M&A volume was down 18% during the quarter and the number of third quarter deals declined 9% from the second quarter.

We expect that market volatility will remain high as a result of the continued uncertainties both in the domestic market and abroad.  Accordingly, the results of our operations, which are highly dependent on the environment in which our businesses operates, may not necessarily be indicative of what may be recognized in the future.

FINANCIAL OVERVIEW

The Company prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements are contained within Item 1 of this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2011 and 2010

For the three months ended September 30, 2011, net revenues were $54.2 million, compared to $59.9 million for the three months ended September 30, 2010.  The 9.5% decrease in net revenues was due to declines of $13.8 million in the MBS/ABS & Rates segment, $5.2 million in the Corporate Credit segment and $2.4 million in the Investment Banking segment.  This was partially offset by net revenues of $12.7 million at ClearPoint, which commenced operations at the Company on January 3, 2011.  Non-interest expenses for the three months ended September 30, 2011 of $132.9 million reflected an increase of $72.8 million, or 120.9%, compared to $60.2 million for the three months ended September 30, 2010, primarily due to $80.2 million of expense as a result of the impairment of goodwill and intangible assets related to the Investment Banking division and expenses related to ClearPoint of $13.1 million.

Partially offsetting these increases were lower variable compensation expenses.  During the period, the Company began implementing changes to its compensation methodology, which in the third quarter include adjustments to the Company’s general policy regarding the vesting and forfeiture provisions of stock-based compensation expected to be granted in connection with annual bonuses.  The Company currently expects that the terms of these equity awards will generally provide for a future vesting period.  In addition, management currently expects that a larger portion of compensation for leaders of the Company’s business segments will be paid in stock-based compensation.  These changes had an immediate and favorable effect on pre-tax income from continuing operations for the three and nine months ended September 30, 2011, as the associated compensation expense will be amortized ratably over the future vesting period, rather than being expensed immediately.  This effect is expected to diminish over time as compensation expense related to equity grants is amortized in future periods.

As a result of these factors, the Company reported a net loss from continuing operations for the three months ended September 30, 2011 and 2010 of $75.7 million and $1.6 million, respectively.  Net loss per diluted share from continuing operations for the three months ended September 30, 2011 and 2010 was ($0.61) and ($0.01), respectively. Losses from discontinued operations, net of taxes for the three months ended September 30, 2011 and 2010 were $5.4 million and $1.1 million, respectively.

	Three Months Ended September 30,
(In thousands, except for per share amounts)	2011	2010
Revenues:
Principal transactions	$25,528	$35,502
Commissions	231	149
Investment banking	9,359	11,468
Investment banking revenues from related party	—	297
Investment gains, net	2,857	979
Interest income	16,249	14,132
Fees and other	2,612	258
Total revenues	56,836	62,785
Interest expense	2,672	2,921
Net revenues	54,164	59,864
Expenses (excluding interest):
Compensation and benefits	32,684	47,057
Impairment of goodwill and intangible assets (See Note 12 contained in Item 1 of this Quarterly report on Form 10-Q)	80,244	—
Clearing, settlement and brokerage	8,946	1,042
Communications and data processing	3,614	3,048
Occupancy, depreciation and amortization	2,041	1,962
Business development	1,139	1,137
Loss from extinguishment of mandatorily redeemable preferred stock (See Note 16 contained in Item 1 of this Quarterly report on Form 10-Q)	—	1,608
Other	4,281	4,342
Total expenses (excluding interest)	132,949	60,196
Loss from continuing operations before income taxes and discontinued operations	(78,785)	(332)
Income tax (benefit)/expense	(3,085)	1,312
Loss from continuing operations	(75,700)	(1,644)
Loss from discontinued operations, net of taxes (See Note 25 contained in Item 1 of this Quarterly report on Form 10-Q)	(5,357)	(1,092)
Net loss	$(81,057)	$(2,736)

Net Revenues

For the three months ended September 30, 2011, net revenues were $54.2 million compared to $59.9 million for the three months ended September 30, 2010.  Commissions and principal transactions revenues decreased $9.9 million, or 27.7%, to $25.8 million for the three months ended September 30, 2011 from $35.7 million for the three months ended September 30, 2010 due to a decrease of $15.7 million in the MBS/ABS & Rates segment and $4.8 million in the Corporate Credit segment.  These decreases were partially offset by $10.7 million of revenue related to the mortgage lending activities of ClearPoint, which commenced operations at the Company on January 3, 2011.  Investment banking revenues decreased $2.4 million, or 20.5%, to $9.4 million for the three months ended September 30, 2011 and is comprised of advisory fees of $8.3 million and capital markets fees of $1.1 million.  Investment gains, which represent the change in the value of the Company’s investment in FATV, were $2.9 million for the three months ended September 30, 2011 compared to investment gains of $1.0 million for the three months ended September 30, 2010.  Net interest income of $13.6 million for the three months ended September 30, 2011 increased $2.4 million, or 21.1%, compared to the three months ended September 30, 2010.  This was due to higher average inventory levels which were partially offset by lower coupon interest received.  In addition, the three months ended September 30, 2010 included interest expense of $0.9 million related to our mandatorily redeemable preferred stock which was redeemed on September 28, 2010.  Fees and other revenues of $2.6 million for the three months ended September 30, 2011 increased $2.4 million primarily due to fees earned in connection with the mortgage lending activities of ClearPoint.

Non-Interest Expense

Non-interest expenses for the three months ended September 30, 2011 of $132.9 million increased $72.8 million, or 120.9%, compared to $60.2 million for the three months ended September 30, 2010.  The increase was primarily due to $80.2 million of expense as a result of the impairment of goodwill and intangible assets related to the Investment Banking division, expenses of ClearPoint, which commenced operations at the Company on January 3, 2011, and increased clearing, settlement and brokerage expense, partially offset by lower compensation expenses, each of which are discussed further below.

Compensation and benefits expense decreased $14.4 million, or 30.5%, to $32.7 million for the three months ended September 30, 2011.  This was primarily due to lower variable compensation expense as a result of lower net revenues in the MBS/ABS & Rates, Corporate Credit and Investment Banking segments, partially offset by compensation expense related to ClearPoint.  Variable cash compensation expense was also reduced by $3.8 million, as annual compensation is expected to be weighted more heavily toward stock-based compensation for leaders of the Company’s business segments and members of senior management when compared to the prior year.  Compensation expense also decreased by approximately $1.8 million due to changes in the vesting and forfeiture provisions of stock-based compensation expected to be granted in connection with annual bonus compensation.  These changes result in such compensation expense being recognized over a future service period which previously was being recognized in the current year.  Partially offsetting these decreases were severance and stock-based compensation expense of $1.9 million related to the termination of 32 investment banking employees and certain administrative positions in connection with the Company’s realignment of the Investment Banking division.

The Company recorded a goodwill and intangible asset impairment charge of $80.2 million as a result of the realignment of its Investment Banking division (See Note 12 contained in Item 1 of this Quarterly report on Form 10-Q for additional information).

Clearing, settlement and brokerage costs of $8.9 million for the three months ended September 30, 2011 increased by $7.9 million compared to the three months ended September 30, 2010.  The increase was due primarily to broker fees incurred related to the mortgage lending activities of ClearPoint.

Communications and data processing expense of $3.6 million for the three months ended September 30, 2011 increased by $0.6 million compared to the three months ended September 30, 2010.  The increase was primarily due to increased market data services expense, including $0.3 million recognized in connection with the Company’s realignment of the Investment Banking division.

Occupancy, depreciation and amortization expense of $2.0 million for the three months ended September 30, 2011 was relatively unchanged compared to the three months ended September 30, 2010, as cost savings realized due to the consolidation of our offices were offset by occupancy expense related to ClearPoint.

Business development expense of $1.1 million for the three months ended September 30, 2011 was relatively unchanged compared to the three months ended September 30, 2010.

Loss from extinguishment of mandatorily redeemable preferred stock of approximately $1.6 million recorded during the three months ended September 30, 2010 is related to the Company’s early redemption of its Series B Mandatorily Redeemable Preferred Stock (“Series B Preferred Stock”) on September 28, 2010 (See Note 16 contained in Item 1 of this Quarterly report on Form 10-Q for additional information).

Other expenses of $4.3 million for the three months ended September 30, 2011 remained relatively unchanged compared to the three months ended September 30, 2010 as a result of a decrease in other expenses which was offset by expenses related to ClearPoint.

Income Taxes

The Company’s effective income tax rate from continuing operations for the three months ended September 30, 2011 of 3.9% resulted in an income tax benefit of approximately $3.1 million.  The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to non-deductible discrete items primarily associated with the write-off of goodwill related to the Investment Banking division.  The effective rate also differs from the statutory rate due to state and local taxes.  The Company’s tax rate excluding the goodwill write-off is 48.0% for the period which differs from the federal statutory tax rate of 35% primarily due to state and local taxes and non-deductible meals and entertainment.

The Company’s negative effective income tax rate from continuing operations for the three months ended September 30, 2010 of 395.2% resulted in income tax expense of approximately $1.3 million.  The Company calculated its income tax provision using its actual year to date effective tax rate (“discrete rate”) rather than its estimated annual effective tax rate.  The effective rate differs from the federal statutory rate of 35% primarily due to non-deductible Series B Preferred Stock dividends and the related non-deductible loss on early redemption, a change in estimate of our apportioned statutory income tax rate, non-deductible share-based compensation, the indemnification revaluation, which is non-deductible for tax purposes, and state and local income taxes. This was partially offset by a reduction in unrecognized tax benefits as a result of a settlement during the quarter.  The Company used the discrete rate because a reliable estimate of the annual effective tax rate could not be calculated due to the magnitude of permanent items in relation to a range of possible outcomes of our operating results caused by continued market volatility.

Discontinued Operations

The Company has classified the results of the Equities division as discontinued operations due to its decision to exit this business on August 22, 2011.  These results include a restructuring charge of approximately $7.3 million (See Notes 24 and 25 contained in Item 1 of this Quarterly report on Form 10-Q for additional information).

Segment Highlights

Three Months Ended September 30, 2011 and 2010

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

MBS/ABS & Rates

	Three Months Ended September 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Principal transactions	$(191)	$15,535	N/A
Net interest	11,647	9,720	20%
Other	—	33	N/A
Total net revenues	$11,456	$25,288	(55)%

Pre-tax contribution	$3,288	$7,046	(53)%

MBS/ABS & Rates Q3 2011 vs. Q3 2010

MBS/ABS & Rates net revenues decreased 55% to $11.5 million for the three months ended September 30, 2011.  The decrease in net revenues was attributable to lower principal transactions revenues of $15.7 million due to lower trading volumes in the current period and losses of approximately $5.6 million on asset-backed securities (“ABS”) positions, compared to ABS gains of $8.2 million in the prior-year period.  Partially offsetting this decline was in increase in net interest income of $1.9 million for the three months ended September 30, 2011 due to higher inventory levels, partially offset by lower coupon interest received.  Pre-tax contribution decreased by $3.8 million for the three months ended September 30, 2011, or 53%, as a result of the decrease in revenues, partially offset by lower variable compensation expense (as a result of the lower revenues), as well as the previously discussed compensation methodology changes.

Corporate Credit

	Three Months Ended September 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$15,347	$20,109	(24)%
Net interest	181	775	(77)%
Other	167	27	519%
Total net revenues	$15,695	$20,911	(25)%

Pre-tax contribution	$3,481	$1,565	122%

Corporate Credit Q3 2011 vs. Q3 2010

Corporate Credit net revenues decreased by $5.2 million, or 25%, to $15.7 million for the three months ended September 30, 2011.  Commissions and principal transactions revenues decreased by $4.8 million for the three months ended September 30, 2011, or 24%, primarily due to lower volumes, which was partially offset by an increase in spreads.  While net revenues declined $5.2 million for the three months ended September 30, 2011, pre-tax contribution increased $1.9 million, or 122%, primarily due to lower compensation costs as a result of the reduction in revenues, as well as lower compensation expense from the previously discussed compensation methodology changes.

Investment Banking

	Three Months Ended September 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Investment banking	$9,359	$11,765	(20)%
Other	—	—	N/A
Total net revenues	$9,359	$11,765	(20)%

Pre-tax (loss) / contribution	$(479)	$3,726	N/A

Investment Banking Q3 2011 vs. Q3 2010

Investment Banking net revenues decreased $2.4 million, or 20%, to $9.4 million for the three months ended September 30, 2011.  Advisory revenues decreased to $8.3 million for the three months ended September 30, 2011 from $11.4 million for the three months ended September 30, 2010.  This was partially offset by a slight increase in capital markets revenues, which were $1.1 million for the three months ended September 30, 2011 compared to $0.4 million for the three months ended September 30, 2010.  Pre-tax (loss)/contribution decreased $4.2 million for the three months ended September 30, 2011 due to the decrease in revenues as well as compensation and other charges of $2.5 million in connection with the previously mentioned realignment of the division.  Partially offsetting the decrease in pre-tax contribution was the impact of lower variable compensation expense (as a result of the lower revenues), as well as the previously mentioned compensation methodology changes.

ClearPoint

	Three Months Ended September 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Principal transactions	$10,660	$—	N/A
Net interest	33	—	N/A
Other	2,050	—	N/A
Total net revenues	$12,743	$—	N/A

Pre-tax loss	$(335)	$—	N/A

ClearPoint Q3 2011 vs. Q3 2010

ClearPoint generated $12.7 million of net revenues for the three months ended September 30, 2011.  Warehouse capacity at September 30, 2011 was $255 million, an increase of $130 million since June 30, 2011, a result of ClearPoint entering into two new warehouse credit facilities.  The pre-tax loss of $0.3 million was primarily due to recruitment and certain other costs associated with the segment’s expansion to conduct business in new states.   ClearPoint is currently licensed to conduct business in 41 states, compared to 37 states as of June 30, 2011.

Other

Items of revenues and expense not properly allocated to one of the reportable segments described above are classified (for segment reporting purposes) as “Other.”  These items are set forth in the table below.

	Three Months Ended September 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Principal transactions	$(56)	$6	N/A
Investment gains	2,857	979	192%
Net interest	1,716	715	140%
Other	394	200	97%
Total net revenues	$4,911	$1,900	158%

Pre-tax loss	$(84,740)	$(12,669)	569%

Other Q3 2011 vs. Q3 2010

Other net revenues of $4.9 million for the three months ended September 30, 2011 increased $3.0 million compared to $1.9 million for the three months ended September 30, 2010.  Investment gains, which represent the change in value of the Company’s investment in FATV, were $2.9 million during the three months ended September 30, 2011 compared $1.0 million for the three months ended September 30, 2010.  Net interest income was $1.7 million for the three months ended September 30, 2011, compared to $0.7 million for the three months ended September 30, 2010.  The change in net interest was primarily due to interest expense no longer being incurred on our mandatorily redeemable preferred stock which was redeemed on September 28, 2010.  Pre-tax loss for the three months ended September 30, 2011 of $84.7 million increased $72.1 million, or 569% compared to a pre-tax loss of approximately $12.7 million for the three months ended September 30, 2010, primarily due to the previously mentioned $80.2 million impairment of goodwill and intangible assets related to the realignment of the Investment Banking division.  These items were partially offset by the increase in net revenues, as well as lower variable compensation costs, as annual compensation for members of senior management is expected to be weighted more heavily toward stock-based compensation when compared to the prior year.  In addition, charges recorded in the prior period, which are no longer impacting current year results, include $2.3 million of compensation expense related to the modification of a senior executive’s unvested share-based compensation awards and a $1.6 million loss on extinguishment of the Series B Preferred Stock.

Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011, net revenues were $199.9 million, compared to $183.2 million for the nine months ended September 30, 2010.  The 9.1% increase in net revenues was due to net revenues of $26.1 million at ClearPoint, which commenced operations at the Company on January 3, 2011,  partially offset by decreased net revenues of $13.5 million in the Corporate Credit segment and $4.1 million in the Investment Banking segment.  The nine months ended September 30, 2011 also included a gain from bargain purchase of approximately $2.3 million related to the acquisition of ClearPoint.   Non-interest expenses for the nine months ended September 30, 2011 of $261.6 million increased $69.4 million, or 36.1%, compared to $192.2 million for the nine months ended September 30, 2010, primarily due to the previously mentioned goodwill and intangible asset impairment charge of $80.2 million related to the Investment Banking division and expenses related to ClearPoint of $29.0 million. Partially offsetting the increase was prior year compensation expense of $15.6 million associated with the separations of our former CEO and our former Chief Financial Officer (“CFO”) from the Company and a modification of a senior executive’s unvested stock-based compensation awards, lower occupancy expense due to a $3.2 million charge in the prior year related to the Company’s lease termination of its prior headquarters, and lower current year variable compensation.

As previously discussed, during the period, the Company continued making progress on reshaping its compensation methodology to further align the interests of our employees with those of our stockholders.  Compensation and benefits expense for the nine months ended September 30, 2011 is reflective of these changes.

As a result of these factors, the Company reported a net loss from continuing operations for the nine months ended September 30, 2011 and 2010 of $65.8 million and $6.9 million, respectively.  Net loss per diluted share from continuing operations for the nine months ended September 30, 2011 and 2010 was ($0.53) and ($0.06), respectively.  Losses from discontinued operations, net of taxes for the nine months ended September 30, 2011 and 2010 were $19.0 million and $1.3 million, respectively.

	Nine Months Ended September 30,
(In thousands, except for per share amounts)	2011	2010
Revenues:
Principal transactions	$121,506	$114,831
Commissions	853	1,143
Investment banking	29,723	32,042
Investment banking revenues from related party	—	1,647
Investment gains/(losses), net	2,539	(533)
Interest income	46,201	42,662
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition (See Note 11 contained in Item 1 of this Quarterly report on Form 10-Q)	2,330	—
Fees and other	5,075	569
Total revenues	208,227	192,361
Interest expense	8,295	9,165
Net revenues	199,932	183,196
Expenses (excluding interest):
Compensation and benefits	129,058	152,727
Impairment of goodwill and intangible assets (See Note 12 contained in Item 1 of this Quarterly report on Form 10-Q)	80,244	—
Clearing, settlement and brokerage	19,017	3,258
Communications and data processing	10,108	8,660
Occupancy, depreciation and amortization	6,112	9,503
Business development	3,483	3,205
Loss from extinguishment of mandatorily redeemable preferred stock (See Note 16 contained in Item 1 of this Quarterly report on Form 10-Q)	—	1,608
Other	13,550	13,252
Total expenses (excluding interest)	261,572	192,213
Loss from continuing operations before income taxes and discontinued operations	(61,640)	(9,017)
Income tax expense/(benefit)	4,208	(2,144)
Loss from continuing operations	(65,848)	(6,873)
Loss from discontinued operations, net of taxes (See Note 25 contained in Item 1 of this Quarterly report on Form 10-Q)	(19,011)	(1,311)
Net loss	$(84,859)	$(8,184)

Net Revenues

For the nine months ended September 30, 2011, net revenues were $199.9 million, which included the ClearPoint acquisition gain from bargain purchase of approximately $2.3 million, compared to $183.2 million for the nine months ended September 30, 2010.  Commissions and principal transactions revenues increased $6.4 million, or 5.5%, to $122.4 million for the nine months ended September 30, 2011 from $116.0 million for the nine months ended September 30, 2010 primarily due to $22.1 million related to the mortgage lending activities of ClearPoint, which was partially offset by a decrease in the Corporate Credit segment of $13.3 million and $2.3 million in the MBS/ABS & Rates segment.  Investment banking revenues decreased $4.0 million, or 11.8%, to $29.7 million for the nine months ended September 30, 2011 and is comprised of advisory fees of $21.3 million and capital markets fees of $8.4 million.  Investment gains/(losses), which represent the change in the value of the Company’s investment in FATV, were $2.5 million for the nine months ended September 30, 2011 compared to investment losses of ($0.5) million for the nine months ended September 30, 2010.  Net interest income of $37.9 million as of September 30, 2011, increased $4.4 million, or 13.2%, compared to the nine months ended September 30, 2010.  This was due to higher average inventory levels which were partially offset by lower coupon interest received.  In addition, the nine months ended September 30, 2010 included interest expense related to our mandatorily redeemable preferred stock which was redeemed on September 28, 2010.  Fees and other revenues of $5.1 million for the nine months ended September 30, 2011 increased $4.5 million primarily due to fees earned in connection with the mortgage lending activities of ClearPoint.

Non-Interest Expense

Non-interest expenses for the nine months ended September 30, 2011 of $261.6 million increased $69.4 million, or 36.1%, compared to $192.2 million for the nine months ended September 30, 2010.  The increase was primarily due to the previously mentioned $80.2 million of expense as a result of the impairment of goodwill and intangible assets related to the Investment Banking division, expenses of ClearPoint, including increased clearing, settlement and brokerage expense, partially offset by lower compensation and occupancy expense, each of which are discussed further below.

Compensation and benefits expense decreased $23.7 million, or 15.5%, to $129.1 million for the nine months ended September 30, 2011, primarily due to $13.3 million of compensation recorded in the prior year related to the separations of the former CEO and the former CFO from the Company, as well as $2.3 million related to a modification of a senior executive’s unvested share based compensation awards.  Compensation and benefits expense also decreased due to lower variable compensation expense as a result of lower net revenues in the Corporate Credit and Investment Banking segments, as well as reduced variable cash compensation of $6.4 million, as annual compensation is expected to be weighted more heavily toward stock-based compensation for leaders of the Company’s business segments and members of senior management when compared to the prior year (which will result in the compensation being charged over a future vesting period).  Partially offsetting these decreases were severance and stock-based compensation expense of $1.9 million related to the previously mentioned Investment Banking realignment, compensation expense of $1.7 million due to the resignation of the former interim CEO in the second quarter of 2011, as well as compensation expense related to ClearPoint.

The Company recorded a goodwill and intangible impairment charge of $80.2 million as a result of the realignment of its Investment Banking division (See Note 12 contained in Item 1 of this Quarterly report on Form 10-Q for additional information).

Clearing, settlement and brokerage costs of $19.0 million for the nine months ended September 30, 2011 increased by $15.8 million, or 484%, compared to the prior year nine months ended September 30, 2010.  The increase was due to broker fees incurred related to the mortgage lending activities of ClearPoint.

Communications and data processing expense of $10.1 million for the nine months ended September 30, 2011 increased by $1.4 million compared to the nine months ended September 30, 2010.  The increase was due to enhancements to our communications systems and increased market data services expense.

Occupancy, depreciation and amortization expense of $6.1 million for the nine months ended September 30, 2011 decreased by $3.4 million compared to the nine months ended September 30, 2010 primarily due to a $3.2 million charge recorded during the nine months ended September 30, 2010 related to the termination of the Company’s lease of its prior headquarters.  Cost savings realized due to the consolidation of our offices were offset by occupancy expense related to ClearPoint.

Business development expense of $3.5 million for the nine months ended September 30, 2011 increased by $0.3 million, or 8.7%, compared to the nine months ended September 30, 2010 primarily due to expenses related to ClearPoint.

Loss from extinguishment of mandatorily redeemable preferred stock of approximately $1.6 million recorded during the nine month ended September 30, 2010 is related to the Company’s early redemption of its Series B Preferred Stock on September 28, 2010 (See Note 16 contained in Item 1 of this Quarterly report on Form 10-Q for additional information).

Other expenses of $13.6 million for the nine months ended September 30, 2011 increased $0.3 million, or 2.2% compared to the nine months ended September 30, 2010 primarily due to expenses related to ClearPoint, partially offset by a charge recorded in the prior year of $0.8 million related to a partial revaluation of an indemnification receivable from the former stockholders of Gleacher Partners, Inc. and a decrease in professional service fees in the current year.

Income Taxes

The Company’s effective income tax rate from continuing operations for the nine months ended September 30, 2011 of negative 6.8% resulted in income tax expense of approximately $4.2 million.  The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to non-deductible discrete items primarily associated with the write-off of goodwill related to the Investment Banking division. The effective rate also differs from the statutory rate due to state and local taxes.  The Company’s tax rate excluding the goodwill write-off is 49.4% for the period, which differs from the federal statutory tax rate of 35% primarily due to state and local taxes and non-deductible meals and entertainment.

The Company’s effective income tax rate from continuing operations for the nine months ended September 30, 2010 of 23.8% resulted in income tax benefit of approximately $2.1 million. The effective income tax rate is calculated using the discrete rate and differs from the federal statutory rate of 35% primarily due to non-deductible Series B Preferred Stock dividends and the related non-deductible loss on early redemption, and the indemnification revaluation, which is non-deductible for tax purposes.  The Company’s effective tax rate was offset by state and local income taxes, a reduction in unrecognized tax benefits as a result of a settlement during the quarter and a benefit recorded in the first quarter due to the reversal of prior year non-deductible share-based compensation previously granted to the Company’s former Chief Executive Officer (“CEO”).

Discontinued Operations

The Company has classified the results of the Equities division as discontinued operations due to its decision to exit this business on August 22, 2011.  These results include a restructuring charge of approximately $7.3 million recorded within the three and nine months ended September 30, 2011 and also includes a goodwill and intangible impairment charge of $14.3 million, which was recorded in the second quarter of 2011 (See Notes 24 and 25 contained in Item 1 of this Quarterly report on Form 10-Q for additional information).

Segment Highlights

Nine Months Ended September 30, 2011 and 2010

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

MBS/ABS & Rates

	Nine Months Ended September 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Principal transactions	$52,791	$55,074	(4)%
Net interest	32,825	29,848	10%
Other	15	73	(79)%
Total net revenues	$85,631	$84,995	1%

Pre-tax contribution	$28,143	$28,822	(2)%

MBS/ABS & Rates - Nine Months Ended September 30, 2011 vs. 2010

MBS/ABS & Rates net revenues increased slightly by 1% to $85.6 million for the nine months ended September 30, 2011.  Net interest income increased $3.0 million for the nine months ended September 30, 2011 due to increased inventory levels, partially offset by lower coupon interest received.  Partially offsetting the increase in net interest income was a decline of $2.3 million in principal transactions primarily due to lower trading volumes.    Pre-tax contribution remained relatively unchanged from the prior year.

Corporate Credit

	Nine Months Ended September 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Commissions and Principal transactions	$47,502	$60,884	(22)%
Net interest	713	1,152	(38)%
Other	331	49	576%
Total net revenues	$48,546	$62,085	(22)%

Pre-tax contribution	$5,139	$4,389	17%

Corporate Credit - Nine Months Ended September 30, 2011 vs. 2010

Corporate Credit net revenues decreased by $13.5 million, or 22%, to $48.5 million for the nine months ended September 30, 2011.  Commissions and principal transactions revenues decreased by $13.4 million for the nine months ended September 30, 2011, or 22%, primarily due to a decrease in spreads, which was partially offset by higher volumes.  While net revenues declined $13.5 million for the nine months ended September 30, 2011, pre-tax contribution increased $0.8 million.  The increase is the result of lower variable compensation expense due to the lower net revenues, as well as lower variable compensation expense resulting from the previously discussed compensation methodology changes.

Investment Banking

	Nine Months Ended September 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Investment banking	$29,724	$33,689	(12)%
Other	—	90	N/A
Total net revenues	$29,724	$33,779	(12)%

Pre-tax contribution	$6,250	$9,440	(34)%

Investment Banking - Nine Months Ended September 30, 2011 vs. 2010

Investment Banking net revenues decreased $4.1 million, or 12%, to $29.7 million for the nine months ended September 30, 2011.  Advisory revenues decreased to $21.3 million for the nine months ended September 30, 2011 compared to $24.5 million for the nine months ended September 30, 2010.  Capital markets revenues also decreased to $8.4 million for the nine months ended September 30, 2011 compared to $9.1 million for the nine months ended September 30, 2010.  Pre-tax contribution decreased $3.2 million, or 34%, primarily due to the lower net revenues as well as compensation and other charges of $2.5 million in connection with the previously mentioned realignment of the division.  Partially offsetting the decrease in pre-tax contribution was lower variable compensation expense (as a result of the reduction in revenues), as well as lower compensation expense resulting from the previously discussed compensation methodology changes.

ClearPoint

	Nine Months Ended September 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Principal transactions	$22,116	$—	N/A
Net interest	76	—	N/A
Other	3,917	—	N/A
Total net revenues	$26,109	$—	N/A

Pre-tax loss	$(2,907)	$—	N/A

ClearPoint - Nine Months Ended September 30, 2011 vs. 2010

ClearPoint generated $26.1 million of net revenues for the nine months ended September 30, 2011.  Warehouse capacity at September 30, 2011 was $255 million, an increase of $130 million since the January 3, 2011, as a result of ClearPoint entering into two new warehouse credit facilities.  The pre-tax loss of $2.9 million was primarily due to recruitment and other costs associated with the segment’s expansion to conduct business in new states.   The segment is currently licensed to conduct business in 41 states, compared to 19 states as of January 3, 2011.

Other

	Nine Months Ended September 30,
(In thousands of dollars)	2011	2010	2011 vs. 2010
Net revenues
Principal transactions	$(50)	$15	N/A
Investment gains/(losses)	2,539	(533)	N/A
Net interest	4,292	2,497	72%
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition	2,330	—	N/A
Other	811	358	127%
Total net revenues	$9,922	$2,337	325%

Pre-tax loss	$(98,265)	$(51,668)	90%

Other - Nine Months Ended September 30, 2011 vs. 2010

Other net revenues of $9.9 million for the nine months ended September 30, 2011 increased $7.6 million compared to $2.3 million for the nine months ended September 30, 2010.  The increase included the gain from bargain purchase related to the ClearPoint acquisition.  Investment gains/(losses), which represent the change in value of the Company’s investment in FATV, improved by $3.1 million as the results were $2.5 million during the nine months ended September 30, 2011 compared to ($0.5) million for the nine months ended September 30, 2010.  Net interest income was $4.3 million for the nine months ended September 30, 2011, compared to $2.5 million for the nine months ended September 30, 2010.  The change in net interest was due to interest expense no longer being incurred on our mandatorily redeemable preferred stock which was redeemed on September 28, 2010, partially offset by increased borrowings with our clearing broker.  Pre-tax loss for the nine months ended September 30, 2011 of $98.3 million increased $46.6 million, or 90% compared to a pre-tax loss of approximately $51.7 million, primarily due to the previously mentioned $80.2 million impairment of goodwill and intangible assets related to the realignment of the Investment Banking division.  These items were partially offset by the higher net revenues and lower variable compensation costs, as annual compensation for members of senior management is expected to be weighted more heavily toward stock-based compensation when compared to the prior year.  In addition, costs incurred in the prior year, which are no longer impacting current year results, include the previously mentioned compensation expense of $15.6 million related to the separations of our former CEO and the former CFO from the Company and the modification of a senior executive’s unvested share based compensation awards, as well as $3.2 million of expense related to the Company’s lease termination of its prior headquarters in the prior year and a $1.6 million loss on extinguishment of the Series B Preferred Stock.

Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures

The Company has included certain financial metrics below that were not prepared in accordance with GAAP.  These non-GAAP financial measures, which include presentations of net revenues, compensation and benefits, non-compensation expenses, income before income taxes from continuing operations, provision for income taxes, net income from continuing operations, compensation expense ratios, pre-tax margin and diluted earnings per share, are presented as an additional aid in understanding and analyzing the Company’s financial results for the three and nine months ended September 30, 2011 and 2010.  Specifically, the Company believes that the non-GAAP measures provide useful information by excluding certain items that may not be indicative of the Company’s core operating results or business outlook.  These non-GAAP amounts exclude charges incurred in connection with the realignment of the investment banking division.  Also excluded is the bargain purchase gain related to the ClearPoint acquisition, compensation expenses related primarily to the terminations of former executive officers from the Company and non-compensation expenses that are non-recurring in nature, including a loss on early extinguishment of mandatorily redeemable preferred stock, lease termination expenses related to the closure of our prior headquarters and a partial revaluation of an indemnification receivable from former stockholders of Gleacher Partners, Inc.  The Company believes these non-GAAP measures will allow for a better evaluation of the operating performance of the business and facilitate a meaningful comparison of the Company’s results in the current period to those in prior periods and future periods.  References to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A limitation of utilizing these non-GAAP financial measures is that the GAAP accounting effects of these excluded items do in fact reflect the underlying financial results of the Company’s business and these effects should not be ignored in evaluating and analyzing its financial results.  Therefore, the Company believes that non-GAAP measures of net revenues, compensation and benefits, non-compensation expenses, income before income taxes, provision for income taxes, net income from continuing operations, compensation expense ratios, pre-tax margin and diluted earnings per share and the same respective non-GAAP measures of the Company’s financial performance should be considered together with their corresponding GAAP measures.

Reconciliation of GAAP to Non-GAAP Net Income from Continuing Operations (2011 - Unaudited)

(In thousands, except per share	Three Months Ended September 30, 2011					Nine Months Ended September 30, 2011
amounts)	GAAP	Adjustments		Non-GAAP		GAAP	Adjustments		Non-GAAP

Net revenues	$54,164	$—		$54,164		$199,932	$(2,330	)(1)	$197,602

Non-interest expenses:
Compensation and benefits	32,684	(1,946	)(2)	30,738		129,058	(3,632	)(3)	125,426
Non-compensation expenses	100,265	(80,842	)(4)	19,423		132,514	(80,842	)(5)	51,672
Total non-interest expense	132,949	(82,788)		50,161		261,572	(84,474)		177,098
(Loss)/income from continuing operations before income taxes	(78,785)	82,788		4,003		(61,640)	82,144		20,504
Provision for income taxes	(3,085)	4,911		1,826	(6)	4,208	5,928		10,136	(7)

Net (loss)/income from continuing operations	$(75,700)	$77,877		$2,177		$(65,848)	$76,216		$10,368

Earnings per share:
Diluted — continuing operations	$(0.61)			$0.02	(8)	$(0.53)			$0.08	(9)
As a percentage of net revenues:
Compensation and benefits	60.3%			56.8%		64.6%			63.5%
(Loss)/income from continuing operations before income taxes	(145.5)%			7.4%		(30.8)%			10.4%

(1)	Represents the bargain purchase gain related to the ClearPoint acquisition in the first quarter of 2011.

(2)

Represents $1.9 of severance and stock-based compensation expense related to the investment banking realignment which resulted in the termination of 32 investment banking employees and certain administrative positions.

(3)

Includes the previously mentioned $1.9 million noted in the three months ended September 30, 2011 and also includes $1.7 million due to the resignation of the former interim CEO in the second quarter of 2011.

(4)	Includes goodwill and intangible impairment charges of $80.2 million and non-compensation expenses of $0.6 million as a result of the Investment Banking realignment.

(5)	Refer to reference #4.

(6)	The effective income tax rate of 45.6% differs from the federal statutory rate of 35% primarily due to state and local taxes.

(7)

The effective income tax rate of 49.4% differs from the federal statutory rate of 35% primarily due to state and local taxes and a re-measurement of net deferred tax assets due to a change in estimate of the Company’s apportioned statutory income tax rate.

(8)	Non-GAAP net income divided by 129.6 million dilutive shares.

(9)	Non-GAAP net income divided by 130.0 million dilutive shares.

Reconciliation of GAAP to Non-GAAP Net Income from Continuing Operations (2010 - Unaudited)

(In thousands except per share	Three Months Ended September 30, 2010					Nine Months Ended September 30, 2010
amounts)	GAAP	Adjustments		Non-GAAP		GAAP	Adjustments		Non-GAAP
Net revenues	$59,864	$—		$59,864		$183,196	$—		$183,196
Non-interest expenses:
Compensation and benefits	47,057	(2,256	)(1)	44,801		152,727	(15,562	)(2)	137,165
Non-compensation expenses	13,139	(2,420	)(3)	10,719		39,486	(5,610	)(4)	33,876
Total non-interest expense	60,196	(4,676)		55,520		192,213	(21,172)		171,041
(Loss)/income from continuing operations before income taxes	(332)	4,676		4,344		(9,017)	21,172		12,155
Provision for income taxes	1,312	1,859		3,171	(5)	(2,144)	9,495		7,351	(6)
Net (loss)/income from continuing operations	$(1,644)	$2,817		$1,173		$(6,873)	$11,677		$4,804

Earnings per share:
Diluted — continuing operations	$(0.01)			$0.01	(7)	$(0.06)			$0.04	(8)
As a percentage of net revenues:
Compensation and benefits	78.6%			74.8%		83.4%			74.9%
(Loss)/income from continuing operations before income taxes	(0.6)%			7.3%		(4.9)%			6.6%

(1)	Represents $2.3 million related to the modification of a senior executive’s unvested share based compensation awards.

(2)

Includes the previously mentioned $2.3 million in the three months ended September 30, 2010 and also includes $13.3 million of severance expense related to the separations of our former CEO and former CFO from the Company recorded in the first quarter of 2010.

(3)

Special charges of $2.4 million includes (i) $1.6 million loss on the extinguishment of the mandatorily redeemable preferred stock and (ii) $0.8 million related to the partial revaluation of an indemnification receivable from the former stockholders of Gleacher Partners, Inc. in connection with pre-acquisition tax liabilities.

(4)

Includes the previously mentioned $2.4 million in the three months ended September 30, 2010 and also includes $3.2 million of occupancy expense related to the Company’s lease termination of its prior headquarters.

(5)

The effective income tax rate of 73.0% differs from the federal statutory rate of 35% primarily due to non-deductible mandatorily redeemable preferred stock, a change in estimate of the Company’s apportioned statutory income tax rate and state and local taxes.

(6)	The effective income tax rate of 60.5% differs from the federal statutory rate of 35% primarily due to non-deductible Series B Preferred Stock dividends and state and local taxes.

(7)	Non-GAAP net income divided by 127.9 million dilutive shares.

(8)	Non-GAAP net income divided by 127.3 million dilutive shares.

Financial Condition

The Company’s financial instruments owned and investments comprised approximately 72% and 78% of total assets at September 30, 2011 and December 31, 2010, respectively.  The Company maintains these positions primarily to facilitate its customer trading activities.  The majority of these assets are financed by the Company’s clearing agents and, to a lesser extent, through secured borrowings.  Payables to brokers, dealers and clearing organizations and secured borrowings comprised approximately 70% and 85% of the Company’s total liabilities at September 30, 2011 and December 31, 2010, respectively.

Financial instruments owned (including investments) and securities sold, but not yet purchased consisted of the following:

	September 30, 2011		December 31, 2010
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Financial Instruments
Agency mortgage-backed securities	$1,369,220	$—	$1,085,382	$—
Non-agency mortgage-backed securities	65,062		80,175	—
U.S. Government and federal agency obligations	142,947	175,114	47,581	92,971
Loans	99,169	—	—	—
Other debt obligations	19,555	—	37,278	—
Preferred stock	—	62	12,381	2,469
Corporate debt securities	15,574	10,783	4,037	1,004
Equity securities	1,027	—	14,272	13,148
Derivatives	4,462	2,134	137	2,683
Not Readily Marketable Securities
Investment securities with no publicly quoted market	19,023	—	18,084	—
Total	$1,736,039	$188,093	$1,299,327	$112,275

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

ClearPoint finances its residential mortgage lending activities through short term secured mortgage warehouse lines of credit of $255.0 million which carry floating rates of interest, are collateralized by ClearPoint’s loans and expire at varying periods during 2012 (See Note 15 contained in Item 1 of this Quarterly Report on Form 10-Q for additional information).  Outstanding borrowings were approximately $93.2 million as of September 30, 2011.  ClearPoint was in compliance with all financial covenants for these facilities as of September 30, 2011 and is seeking to increase its available warehouse capacity by entering into new facilities with additional lenders.

The Company had Cash and cash equivalents of $41.2 million and $40.0 million, at September 30, 2011 and December 31, 2010, respectively.  In addition, the Company’s financial instruments that are readily marketable and actively traded were approximately $1.6 billion at September 30, 2011 compared to approximately $1.2 billion at December 31, 2010.  These financial instruments are substantially financed by the Company’s payable to its clearing broker and secured borrowings.  The level of assets and liabilities will fluctuate due to changing market conditions and customer demand.

On September 14, 2011, the Company announced the commencement of a modified “Dutch auction” tender offer to purchase up to 10.0 million shares, or up to 7.84% of its outstanding common stock at a price of not less than $1.30 and not more than $1.55 per share (maximum aggregate purchase price of $15.5 million).  The tender offer, which was previously set to expire on November 2, 2011, was amended on November 3, 2011.  Under the amended terms, the Company is now offering to purchase up to 6.0 million shares, or up to 4.71% of its outstanding common stock at a price of not less than $1.25 and not more than $1.35 per share (maximum aggegrate purchase price of $8.1 million).  The tender offer is now set to expire on November 22, 2011, unless further extended or withdrawn.

On August 22, 2011, the Company announced the implementation of a new strategic plan, which included the closure of the Company’s Equities business, effective on the date of announcement, and realignment of the Investment Banking division.  This resulted in the termination of 62 employees of the Equities division and 32 employees of the Investment Banking division as well as certain administrative positions.  In connection with these actions, during the three and nine months ended September 30, 2011, the Company recorded (i) a restructuring charge of approximately $7.3 million (of which approximately $1.6 million was a non-cash charge) related to the closure of the Equities business, which was reported as a component of discontinued operations and (ii) approximately $2.5 million of expenses in connection with the realignment of the Investment Banking division (of which approximately $1.0 million was a non-cash charge).  The Company’s remaining liability resulting from the restructuring and realignment is approximately $2.6 million as of September 30, 2011, and therefore, such actions are not expected to have a significant adverse effect on our liquidity or future sources and uses of capital.

On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program, whereby the Company is authorized to purchase shares of its common stock for up to $25 million.  Currently, the primary intended purpose of the repurchase program is to manage dilution related to employee stock-based compensation grants.  Stock purchases by the Company may be made from time to time in the open market or in privately negotiated transactions, if and when management determines to effect purchases and as consistent with applicable legal and regulatory requirements.  All stock repurchases by the Company shall be subject to the requirements of Rule 10b-18 promulgated under the Exchange Act.  As of November 8, 2011, the Company has repurchased 5.1 million shares for approximately $10.3 million under this program.  The authorization under this program terminates on the date which the Company publicly releases its results of operations for the year ending December 31, 2011.

Regulatory

As of September 30, 2011, each of the Company’s registered broker-dealer subsidiaries, Gleacher & Company Securities, Inc. (“Gleacher Securities”) and Gleacher Partners, LLC (“Gleacher Partners”), were in compliance with the net capital requirements of the Financial Industry Regulatory Authority (“FINRA”), and, in the case of Gleacher Securities, the National Futures Association (“NFA”) as well.  The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of September 30, 2011, Gleacher Securities had net capital of $67.4 million, which exceeded minimum net capital requirements of FINRA and the NFA by $67.1 million and Gleacher Partners had net capital of $0.8 million, which exceeded net capital requirements of the FINRA by $0.5 million.

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

Contingent Consideration

On October 2, 2008, the Company acquired 100% of the outstanding common shares of American Technology Research Holdings, Inc.  Per the stock purchase agreement, the sellers were entitled to receive future contingent consideration consisting of approximately 100% of the profits earned by the Equities division for the three months ended December 31, 2008 and all of fiscal years 2009 and 2010 and up through October 1, 2011, up to an aggregate of $15 million in profits. The sellers were also entitled to receive earn-out payments consisting of 50% of such profits in excess of $15 million. All such earn-out payments would be paid 50% in cash and, depending on the recipient thereof, either 50% in Company common stock, subject to transfer restrictions lapsing ratably over the three years following issuance, or 50% in restricted stock under the 2007 Incentive Compensation Plan, subject to vesting based on continued employment.  Based on the results of the Equities division for the nine and twelve months ended September 30, 2011 and December 31, 2010, there was no accrued contingent consideration.  The earn-out has since expired.

Legal Proceedings

From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (See Part II — Item 1 - Legal Proceedings of this Quarterly Report on Form 10-Q for additional information.)

Expenses associated with investigating and defending against legal proceedings can put a strain on our cash resources.  In addition, any fines, penalties, or damages assessed against us, could also impact materially our liquidity. The Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity.  Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries.  In the ordinary course of business, the Company and its subsidiaries receive inquiries and subpoenas from the SEC, FINRA, state securities regulators and other regulatory organizations.  The Company does not always know the purpose behind these communications or the status or target of any related investigation.  Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions, and in the Company and/or its subsidiaries being cited for regulatory deficiencies.  To date, none of these communications have had a material adverse effect on the Company’s business nor does the Company believe that any pending communications are likely to have such an effect.  Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company’s business.  In addition, the Company is also subject to claims by employees alleging discrimination, harassment or wrongful discharge, among other things, and seeking recoupment of compensation claimed (whether for cash or forfeited equity awards), and other damages.

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

Tax Valuation Allowance

No valuation allowance has been provided on the Company’s net deferred tax assets at September 30, 2011 and December 31, 2010, as it is more likely than not that they will be realized.  Such determination is based upon the projection of future taxable income, as well as the Company’s ability to carry back any net operating losses generated in the near future from the reversal of temporary differences.

OFF-BALANCE SHEET ARRANGEMENTS

Certain liabilities or commitments of the Company that are not recorded in the Company’s Consolidated Statements of Financial Condition as of September 30, 2011 are identified or described in the “Contractual Obligations” section which follows and within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS

There were no significant changes to the Company’s contractual obligations at September 30, 2011 since what was previously reported within Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 “Intangibles — Goodwill and Other:  Testing Goodwill for Impairment” (“ASU 2011-08”), in order to simplify how entities test goodwill for impairment.  ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Topic 350.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), in order to improve the comparability, consistency, and transparency of financial reporting and to increase prominence of items reported in other comprehensive income.  The amendments in this ASU include the requirement that all nonowner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Since the amendments primarily impact presentation of financial information, the Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), in order to address diversity in practice about the interpretation of the pro forma revenues and earnings disclosure requirements for business combinations.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the current period had occurred as of the beginning of the comparable prior annual period only.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2010.  The adoption of ASU 2010-29 did not affect the Company’s financial condition, results of operations or cash flows.  Refer to Note 11 contained in Item 1 of this Quarterly report on Form 10-Q for additional information which includes the disclosures as required by this ASU.

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

The following table categorizes the Company’s market risk sensitive financial instruments:

	Market Value (net)
(In thousands of dollars)	September 30, 2011	December 31, 2010
Trading risk
Interest rate	$1,527,772	$1,167,673
Equity	—	3
Total trading risk	$1,527,772	$1,167,676
Other than trading risk
Equity	$20,050	$19,205
Interest rate	124	171
Total other than trading risk	20,174	19,376
Total market value, net	$1,547,946	$1,187,052

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

The following is a discussion of the Company’s primary market risk exposures as of September 30, 2011.

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

The fair market value of these securities included in the Company’s inventory at September 30, 2011 and December 31, 2010 was $1.5 billion and $1.3 billion, respectively. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve, including its related effect on prepayment speeds.  At September 30, 2011 and December 31, 2010, the potential change in fair value under this stress scenario was a loss of $9.8 million and $7.8 million, respectively. Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.

The following table shows a breakdown of our interest rate exposure on September 30, 2011 and December 31, 2010:

Market value change per one hundredth of one percent interest rate increase

(In thousands of dollars)	September 30, 2011	December 31, 2010
U.S. government and federal agency obligations	$22	$28
Agency mortgage-backed securities	(191)	(151)
Non-agency mortgage-backed securities	(23)	(24)
Corporate debt securities	(3)	(2)
Preferred stock	—	(6)
Total	$(195)	$(155)
Average duration (years)	2.04	2.04

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

The following tables show a breakdown of our exposure in these markets on September 30, 2011 and December 31, 2010:

Credit Sensitive Holdings Market Value as of September 30, 2011

(In thousands of dollars)	Non-agency mortgage- backed securities	Corporate debt securities	Preferred stock	Other debt obligations	Total
Investment grade	$25,937	$2,460	$(62)	$13,192	$41,527
Non-investment grade	39,125	2,331	—	6,363	47,819
Total	$65,062	$4,791	$(62)	$19,555	$89,346

Credit Sensitive Holdings Market Value as of December 31, 2010

(In thousands of dollars)	Non-agency mortgage- backed securities	Corporate debt securities	Preferred stock	Other debt obligations	Total
Investment grade	$16,652	$2,293	$8,047	$16,867	$43,859
Non-investment grade	63,523	740	1,865	20,411	86,539
Total	$80,175	$3,033	$9,912	$37,278	$130,398

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

The Company had no significant net long or short positions in marketable equity securities at September 30, 2011 and December 31, 2010.  The Company’s investment in FATV at September 30, 2011 and December 31, 2010 had a fair market value of $16.6 million and $16.8 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies.  This risk measure, for the Company’s investment in FATV amounted to $1.7 million at September 30, 2011 and $1.7 million at December 31, 2010.  Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

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

In the ordinary course of business, ClearPoint indemnifies counterparties, including under its loan sale and warehouse line agreements, against potential losses incurred by such parties in connection with particular arrangements.  The maximum potential amount of future payments that ClearPoint could be required to make under these indemnification obligations cannot be estimated.  In connection with the Company’s acquisition of ClearPoint, the Company is indemnified for any such losses with respect to any loans presented to ClearPoint or originated on or prior to January 3, 2011.

The Company is required to maintain a deposit at the Fixed Income Clearing Corporation (the “FICC”) in connection with the self-clearing activities associated with the Rates business which began in November 2010.  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At September 30, 2011 and December 31, 2010, the Company had a deposit with the FICC of approximately $12.2 million and $10.3 million, respectively, which is recorded within Receivable from brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition contained in Item 1 of this Quarterly Report on Form 10-Q.

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

	September 30, 2011	December 31, 2010
Inventory to Equity Ratio	6.5	3.8

Refer to “Liquidity and Capital Resources” above in Item 2 for further information about our liquidity as of September 30, 2011 and December 31, 2010.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Markets have and may continue to experience periods of high volatility.  Recent events relating to the European debt crisis and the debt ceiling debates in the U.S. Congress, combined with ongoing uncertainties about the global economic outlook, have led to volatile global markets and challenging economic conditions.  Market volatility can lead to unanticipated, severe and rapid depreciation in asset values accompanied by a reduction in asset liquidity.  It is impossible to predict the long-term impact of this market and economic environment, whether it will persist or recur, or the extent to which our markets, products and businesses will be adversely affected.  These conditions could adversely affect our financial condition and results of operations.

Our business may be adversely affected if we are unable to successfully implement the key elements of our new strategic plan. In August 2011, we announced the implementation of a new strategic plan. Our new strategic plan is designed to maximize revenue and rationalize expenses through a number of new initiatives. We expect to achieve substantial benefit from the implementation of our new strategic plan, but we cannot guarantee that we will obtain these benefits.  If we are unable to successfully execute the elements of our strategic plan, our revenues, operating results and profitability may be adversely affected. Even if we successfully implement our plan, there is no assurance that our revenues, operating results and profitability will improve.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES(1)

On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program, whereby the Company is authorized to purchase shares of its common stock for up to $25 million.  As of November 8, 2011, the Company has repurchased 5.1 million shares for approximately $10.3 million.  The authorization under this program terminates on the date on which the Company publicly releases its results of operations for the year ending December 31, 2011.  The following table reflects purchases made by the Company under this program during the third quarter of 2011.  The Company made no other purchases of its common stock during the quarter.

Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs*

Balance — June 30, 2011	5,109,200	$2.02	5,109,200	$14,666,569

July 1, 2011 — July 30, 2011	—	—	—	—

August 1, 2011 — August 31, 2011	—	—	—	—

September 1, 2011 — September 30, 2011	—	—	—	—

Total	5,109,200	$2.02	5,109,200	$14,669,569

*	Maximum dollar value of $25.0 million authorized under the Company’s stock repurchase program.

(1)

On September 14, 2011, the Company announced the commencement of a modified “Dutch auction” tender offer to purchase up to 10.0 million shares, or up to 7.84% of its outstanding common stock at a price of not less than $1.30 and not more than $1.55 per share (maximum aggregate purchase price of $15.5 million). The tender offer, which was previously set to expire on November 2, 2011, was amended on November 3, 2011. Under the amended terms, the Company is now offering to purchase up to 6.0 million shares, or up to 4.71% of its outstanding common stock at a price of not less than $1.25 and not more than $1.35 per share (maximum aggregate purchase price of $8.1 million). The tender is now set to expire on November 22, 2011, unless further extended or withdrawn.

(2)	Pursuant to a stock repurchase program announced on October 27, 2010, whereby the Company is authorized to repurchase up to $25.0 million of its common stock.

Item 6. Exhibits

(a)          Exhibits

Exhibit Number	Description

10.1†

Letter Agreement between Gleacher & Company, Inc. and Jeffrey Kugler, dated August 22, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 22, 2011 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101

The following financial statements from the quarterly report on Form 10-Q of Gleacher & Company, Inc. are attached to this report formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, (ii) the Consolidated Statements of Financial Condition at September 30, 2011 and December 31, 2010 (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (iv) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Management contract or compensatory plan or arrangement
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gleacher & Company, Inc.
(Registrant)

Date:	November 9, 2011	/s/ Thomas J. Hughes
Thomas J. Hughes
Chief Executive Officer

Date:	November 9, 2011	/s/ Bryan J. Edmiston
Bryan J. Edmiston
Principal Accounting Officer