Form 10-K
period 2011-12-31
GLEACHER & COMPANY, INC.
filed 2012-03-20
CIK 782842

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2011
—or—
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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of common stock of the Registrant held by non-affiliates based upon the closing price of Registrant's shares as reported on The NASDAQ Global Market on June 30, 2011, which was $2.04 per share, was $142,112,614. This calculation is based on the number of shares of the Registrant's common stock outstanding as of June 30, 2011, excluding shares of the Registrant's common stock held by any officer or director of the Company or by any person known by the Company to own 5% or more of the Registrant's outstanding shares of common stock. Exclusion of shares held by any person should not be construed as a conclusion by the Company, or an admission by any such person, that such person is an "affiliate" of the Company, as defined by applicable securities laws.

         As of February 29, 2012, 127,365,531 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for the 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information contained herein are forward-looking statements. These statements may contain projections relating to revenues, earnings, operations, other financial measures, economic conditions, trends and known uncertainties, and may include statements regarding our future performance, strategies and objectives. Our forward-looking statements are not meant as, and should not be considered to be, guarantees of future performance or events. Rather, they reflect management's expectations, beliefs or judgments, based on management's review, consideration and analysis of available facts and other information regarding the subject matter of the forward-looking statements. Our actual results may differ materially from those described in our forward-looking statements. You should review the "Risk Factors" section of this Report for a discussion of the important factors that could cause actual results to differ materially from those described in or implied by the forward-looking statements contained in this Report. Because of the inherent uncertainty associated with our forward-looking statements, readers are cautioned not to place undue reliance on them. We undertake no obligation to update these forward-looking statements, or any other information in this report, to reflect events or circumstances that arise after the date hereof.

        As used herein, the terms "Company," "Gleacher," "we," "us," or "our" refer to Gleacher & Company, Inc., and its subsidiaries.

Item 1.    Business

Overview

        Gleacher & Company, Inc. (the "Parent," and together with its subsidiaries, the "Company") is an independent investment bank that provides corporate and institutional clients with strategic and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis. The Company also provides capital raising, research-based investment analysis, and securities brokerage services, and, through the Company's ClearPoint Funding, Inc. subsidiary ("ClearPoint"), engages in residential mortgage lending. The Company offers a diverse range of products through its Investment Banking, Mortgage Backed/Asset Backed & Rates ("MBS/ABS & Rates"), Corporate Credit and ClearPoint divisions. As of December 31, 2011, the Company had 453 employees. The Company is incorporated under the laws of the State of Delaware and its common stock is traded on The NASDAQ Global Market ("NASDAQ") under the symbol "GLCH."

        The Company's Gleacher & Company Securities, Inc. ("Gleacher Securities") and Gleacher Partners, LLC ("Gleacher Partners") subsidiaries are registered as broker-dealers with the Securities and Exchange Commission ("SEC") and are members of the Financial Industry Regulatory Authority, Inc. ("FINRA") and various exchanges. Gleacher Securities is also a member of the National Futures Association ("NFA"). ClearPoint is under the regulatory oversight of the Department of Housing and Urban Development ("HUD"), as well as various regulatory bodies in the states in which it conducts business.

        The Company's headquarters is located at 1290 Avenue of the Americas, New York, NY 10104. The telephone number at that address is (212) 273-7100, and our internet address is www.gleacher.com.

Business Segments

        We currently operate through the following four business segments:

  •
  MBS/ABS & Rates

    This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as collateralized loan obligations ("CLOs") and collateralized debt obligations ("CDOs"), whole loans, and other securities. Revenues are generated from spreads on principal transactions executed to facilitate trades for clients. Revenues are also generated from changes in fair value and interest income on securities held in inventory.

  •
  Corporate Credit

    This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to corporate and institutional investor clients. The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distributions. Revenues are generated primarily from spreads on riskless principal transactions, and to a lesser extent, principal trading and commissions on trades executed on behalf of clients. In addition, revenues are also generated on a smaller scale from interest income on securities held in inventory.

  •
  Investment Banking

    This division provides financial advisory and capital raising services in connection with mergers, acquisitions and other strategic matters. The division is being reorganized around existing M&A expertise, expanded capital markets capabilities and key industry verticals, including real estate, financial services, aerospace and defense, technology, media and telecom, general industrial and financial sponsor coverage.

  •
  ClearPoint

    This division originates, processes and underwrites single and multi-family residential mortgage loans in 43 states. The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Revenues are generated primarily from the sale of the residential mortgage loans with loan servicing rights released. We acquired these operations in January 2011. As discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations," ClearPoint has experienced recent liquidity issues. ClearPoint's management, with the assistance of the Parent, has designed and is implementing a plan to address these issues.

Other Activities

        The Company also recognizes investment gains/(losses) and earns fees related to the Company's investment in and management of FA Technology Ventures L.P. ("FATV" or "the Partnership") which includes interests primarily in privately held companies. The Company's results also include expenses not directly associated with specific reportable segments, including impairment of goodwill and amortization of intangible assets from business acquisitions and costs related to corporate overhead and support, such as various fees associated with financing, legal and settlement expenses.

Sources of Revenues

        Set forth in the table below is information regarding the amount and percentage of net revenues from each of our principal revenue sources for the periods indicated (excluding discontinued operations):

	2011		2010		2009
For the years ended December 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Principal transactions*	$89,108	34.1%	$79,433	32.0%	$108,276	34.0%
Commissions*	71,347	27.3%	76,817	30.9%	122,878	38.6%
Investment banking	33,069	12.7%	43,400	17.5%	36,577	11.5%
Investment banking revenues from related party	—	0.0%	1,947	0.8%	9,579	3.0%
Investment gains, net	2,996	1.1%	7	0.0%	5,698	1.8%
Interest income	66,194	25.3%	57,292	23.0%	46,362	14.5%
Gain from bargain purchase—ClearPoint Funding, Inc. acquisition	2,330	0.9%	—	0.0%	—	0.0%
Fees and other	8,041	3.1%	1,004	0.4%	1,769	0.5%

Total revenues	$273,085	104.6%	$259,900	104.6%	$331,139	103.9%

Interest expense	11,913	4.6%	11,318	4.6%	12,523	3.9%

Net revenues	$261,172	100%	$248,582	100.0%	$318,616	100.0%

*
Revenues earned on riskless principal transactions in the amount of $70.0 million for the year ended December 31, 2011 has been reported as commission income in order to distinguish such revenues (commission equivalents) from revenues earned on financial instruments held in inventory. Riskless principal transaction revenues earned in the prior periods of $75.1 million and $121.7 million for the years ended December 31, 2010 and 2009, respectively, have been reclassified from principal transactions to commission revenues to conform to 2011 presentation.

        For information regarding the Company's reportable segments, refer to Note 27 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Principal Transactions

        Principal transactions revenues are generated primarily by the Company's MBS/ABS & Rates and ClearPoint divisions. The MBS/ABS & Rates division generates revenues from spreads on customer trading activities and changes in fair value on financial instruments held in inventory, including agency mortgage-backed securities, debt issued by U.S. Government and federal agency obligations, commercial mortgage-backed debt, residential mortgage-backed debt, other debt obligations, CDOs, corporate debt securities, equity securities, preferred stock and derivatives. The Company's ClearPoint division originates mortgage loans and enters into related hedging instruments in connection with its residential mortgage lending activities. Changes in the fair value of such loans and hedging are also reflected in principal transactions.

Commissions

        Commission income is primarily comprised of commission equivalents earned on riskless principal transactions.

Investment Banking

        Investment banking fees are generated from a broad range of financial advisory services in regards to mergers and acquisitions, restructurings and recapitalizations and debt and equity capital raising solutions.

        Set forth in the table below is information regarding investment banking revenues by area for the periods indicated:

	For the years ended December 31,
(In thousands)	2011	2010	2009
Investment banking transactions
Advisory services	$24,341	$32,383	$33,316
Capital markets	8,728	12,964	12,840

Total Investment banking revenues	$33,069	$45,347	$46,156

Investment gains (losses)

        Investment gains (losses) primarily represent the changes in fair value of the Company's investment in FATV, which is comprised of 22 holdings primarily in privately held companies. (Refer to Note 10 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.)

Interest Income & Expense

        Interest income is recognized principally within the Company's MBS/ABS & Rates division on its portfolio of fixed income securities. The Company incurs interest expense primarily as a result of funding its trading portfolio through its clearing broker and, to a lesser extent, through the repurchase markets. The MBS/ABS & Rates division also recognizes net interest income on its matched-book repurchase activities. The Company's ClearPoint division recognizes interest income in connection with its residential mortgage lending activities and incurs interest expense on its short term secured mortgage warehouse lines of credit. The increase in net interest income year-over-year is primarily due to increasing inventory levels.

Fees and Other

        Fees and other revenues relate primarily to miscellaneous fees earned in connection with ClearPoint's residential mortgage lending activities and investment management fees earned by FA Technology Ventures Corporation.

Bargain Purchase Gain

        The Company recorded a bargain purchase gain during the year ended December 31, 2011 related to its acquisition of ClearPoint on January 3, 2011.

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

Regulation

        The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the direct oversight of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, NFA and the U.S. securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the securities industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to substantial regulation by state securities authorities in the U.S. jurisdictions in which they are registered. The Company's subsidiaries, Gleacher Securities and Gleacher Partners, are registered as broker-dealers in all 50 states, the District of Columbia and Puerto Rico. Gleacher Securities is also registered in the U.S. Virgin Islands.

        The U.S. regulations to which broker-dealers are subject cover many aspects of the securities business, including sales and trading practices and financial responsibility, the safekeeping of customers' funds and securities, the capital structure of securities firms, books and record keeping, and the conduct of associated persons. Salespeople, traders, investment bankers and others are required to pass examinations administered by FINRA and all principal exchanges as well as state securities authorities in order to both obtain and maintain their securities license registrations. Certain employees of our broker-dealer subsidiaries are required to be registered with FINRA and to participate annually in the firm's continuing education program.

        As a mortgage originator, ClearPoint is licensed and authorized to conduct lending activities in 43 states. Its activities include the origination, processing and underwriting of single and multi-family mortgage loans. ClearPoint is under the regulatory oversight of the HUD, as well as various regulatory bodies in the states in which it conducts business.

        Regulatory scrutiny of the financial services industry has increased in recent years, including through the passing of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") which was signed into law in July 2010. Dodd-Frank was passed to address (i) the perceived insufficient oversight and regulation of the U.S. financial system, (ii) the unregulated over-the-counter derivatives market and (iii) the lack of a consumer protection authority. Dodd-Frank covers a broad spectrum of reforms aimed at bringing accountability to the U.S. financial system and limiting those risks considered to have contributed to the economic crisis of 2008-2009. This legislation, as well as other federal and state laws, changes in rules promulgated by the SEC and by self-regulatory organizations as well as changes by state securities authorities, and/or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, self-regulatory organizations, and state securities regulators have broad authority to conduct examinations and inspections and to initiate administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of U.S. broker-dealer regulation is the protection of customers and the securities markets rather than protection of stockholders of broker-dealers.

Regulatory Requirements

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

        Compliance with these net capital rules may limit those operations that require the use of capital, such as trading in securities and underwriting securities. Net capital changes from day to day, based in part on the Company's inventory positions and the portion of the inventory value that the net capital rules require the firm to exclude from its capital. (Refer to Note 22 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.)

        At December 31, 2011, net capital and excess net capital of the Company's broker-dealer subsidiaries were as follows:

(In millions)	Net Capital	Excess Net Capital
Gleacher Securities	$76.4	$76.1
Gleacher Partners	$0.8	$0.5

        ClearPoint is subject to net worth requirements mandated by HUD. At December 31, 2011, minimum net worth required and adjusted net worth of ClearPoint was as follows:

(In millions)	Net Worth	Net Worth above amount Required
ClearPoint	$18.6	$17.6

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

        The Company also makes available, on the Corporate Governance page of its website, its (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) the charters of the Audit, Executive Compensation, and Directors and Corporate Governance Committees of its Board of Directors, and (iv) the Procedures for Reporting Violations of Compliance Standards. These documents are also available in print without charge to any person who requests them by writing or telephoning: Gleacher & Company, Inc., 1290 Avenue of the Americas, New York, NY 10104, U.S.A., Attn: Investor Relations, telephone number (212) 273-7100.

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

        We have organized the risk factor discussion below around certain categories, although there is some overlap of specific risk factor disclosure between categories. The order of the categories set forth below, and the order of particular risk factors within each category, is not necessarily indicative of the likelihood of the occurrence of any of the risks described below or the magnitude of the effect on us in the event any such risks should occur.

Risks Common to Companies in the Financial Services Industry

        Operating in the financial services industry exposes us to particular risks unlike those attendant to operating in other segments of the economy. We summarize the most significant of these risks below.

        Difficult market conditions have adversely affected and may continue to adversely affect our business in many ways.    Our businesses, by their nature, do not produce predictable earnings and are materially affected by conditions in the financial markets and economic and geopolitical conditions generally, both in the U.S. and around the world. Recent events relating to the European debt crisis and the debt ceiling debates in Congress, combined with ongoing uncertainties about the global economic outlook, have led to volatile global markets and challenging economic conditions. Market volatility can lead to unanticipated, severe and rapid depreciation in asset values accompanied by a reduction in asset liquidity. Market uncertainty and unfavorable economic conditions may also cause clients to curtail their investment activities or even cease doing business. Such adverse conditions could also negatively affect our ability to retain our clients and attract new clients. It is impossible to predict the long-term impact of this market and economic environment, whether it will persist or recur, or the extent to which our markets, products and businesses will be adversely affected.

        The passing and implementation of Dodd-Frank has and will continue to result in various programs, initiatives and actions being implemented in the U.S. and other markets in order to stabilize the markets, increase liquidity and restore investor confidence. It is unclear whether such initiatives will in fact be positive or negative for the financial markets over either the short or long-term. If the economic recovery remains unstable, our operations, including sales and trading and investment banking could be negatively impacted by a reduction of trading volumes, continued tightening of spreads, fewer completed investment banking transactions, a reduced backlog and decreased size of transactions, and our diminished role in these businesses, resulting in reduced principal transactions and investment banking revenues. In the event of extreme market events, such as a recurrence of the global credit crisis, we could incur substantial loss on the value of our securities due to market volatility. In addition, the activities related to our residential mortgage banking initiative associated with our acquisition of ClearPoint, a residential non-depository mortgage lender, may also be impacted as a result of the influence of Dodd-Frank in re-shaping the mortgage origination industry.

        Our business is also significantly affected by interest rates, which can change suddenly and unexpectedly. The Federal Reserve ("Fed") continues to implement programs designed to further stimulate the economy by keeping interest rates low. However, the long-term impact of such programs remains uncertain. These programs, as well as other possible changes to the Fed's monetary policy, could significantly impact interest rates. An increase in interest rates could decrease the level of customer activity, increase our cost of funding, likely decrease new issues in the debt capital markets, decrease the value of securities owned by us and create a business environment in which mergers and acquisitions activity decreases. In addition, an increase in interest rates could also result in lower mortgage loan origination volumes in our residential mortgage loan origination business.

        Any or all of these conditions could adversely affect our financial condition and results of operations.

        The financial services industry and the markets in which we operate are subject to systemic risk that could adversely affect our business and results.    Participants in the financial services industry and markets increasingly are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development with one participant (such as a bankruptcy or default) may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems or losses) for other participants. This was evident during the credit crisis of 2008-2009 and the resulting events had a negative impact on many other industry participants. While the Dodd-Frank legislation was passed with a primary purpose of avoiding another financial crisis as a result of systemic risk, it remains uncertain whether the legislation will be effective. In addition, the legislation may not be sufficient to mitigate financial market turmoil as a result of possible future unanticipated market bubbles. Systemic risk is inherently difficult to assess and quantify, and its form and magnitude can remain unknown for significant periods of time and could have a negative impact on us.

        The volume of anticipated investment banking transactions may differ from actual results.    Our investment banking revenues are typically earned upon the completion of a transaction. In most cases, we receive little or no payment for investment banking engagements that are not successfully completed. Furthermore, the completion of investment banking transactions in our pipeline is uncertain and beyond our control. For example, a client's transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If parties fail to complete a transaction on which we are advising or an offering in which we are participating, we earn little or no revenue but may incur significant expenses (for example, travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market conditions as well as the decisions and actions of our clients and third parties many of which have no interest in, or are adverse to, the completion of a given transaction. The number of transactions for which we have been engaged is subject to change and is not necessarily indicative of future revenues.

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

        Pricing pressures may negatively impact the revenues and profitability of our brokerage business as well as our residential mortgage lending business.    In recent years, we have experienced pricing pressures on commissions and trading margins. Margins on the residential mortgage lending activities of ClearPoint also continue to compress in light of the recent challenging conditions in the mortgage industry, including litigations related to foreclosure and servicing practices brought against major participants in the market and less competition as certain of these participants have cut back or shut down their operation. The recent passing of the Dodd-Frank legislation may result in further pricing pressures and even lower margins. We believe that pricing pressures in these and other areas will continue as institutional investors continue to implement cost-reduction strategies, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions, spreads or other margins.

        Increase in capital commitments in our trading, underwriting and other businesses increases the potential for significant losses.    Capital commitment needs in the capital markets industry may result in larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks commit to purchase large blocks of stock of publicly-traded issuers, instead of employing the more traditional marketed underwriting process, in which marketing was typically completed before an investment bank committed to purchase securities for resale. Capital impairment of investment banks resulting from the financial dislocations experienced recently could reverse this trend. However, we cannot predict with certainty how the industry will evolve or the extent to which investment banks will continue to use their own capital as a competitive tool in winning business. Relative to many of our competitors, we have limited access to additional capital, which could put us at a competitive disadvantage. As a result, we may be forced to commit greater amounts of capital to facilitate our business activities.

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

        We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced price competition in our MBS/ABS & Rates and Corporate Credit divisions, particularly in the form of compression in trading commissions and spreads. In addition, pricing and other competitive pressures in investment banking, have continued and could adversely affect our revenues. We believe we may experience competitive pressures in these and other areas in the future, as some of our competitors seek to obtain market share by competing on the basis of price.

        Many of our competitors in the brokerage and investment banking industries have a broader range of products and services, greater financial and marketing resources, larger client bases, greater name recognition, more professionals to serve their clients' needs, greater global reach and more established relationships with clients than we have. These larger and better-capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. For example, many of our larger competitors have in the past provided bridge lending and equity participation and otherwise committed their own capital to facilitate transactions. The ability to provide financing is an important advantage for some of our larger competitors, and if this trend continues, it would adversely affect us competitively because we do not regularly provide such financing. Additionally, these broader, more robust investment banking and financial services platforms may be more appealing to investment banking professionals than our business, making it more difficult for us to attract new employees and retain those we have.

        If we are unable to compete effectively in our markets, our business, financial condition and results of operations will be adversely affected.

        Financial services firms have been subject to increased scrutiny and enforcement activity over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.    The financial services industry has experienced increased scrutiny and enforcement activity from a variety of regulators, including the SEC, FINRA, NYSE, NFA, NASDAQ, HUD, the state securities commission and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by Congress, individual state legislatures, the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets, such as the Dodd-Frank legislation, as well as proposals that have been made both domestically and internationally, including additional capital and liquidity requirements. For example, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities.

        We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The Company's broker-dealer subsidiaries are subject to routine audits by FINRA and the NFA. If these audits result in any adverse findings by FINRA or the NFA, we may incur fines or other censure. In the ordinary course of business, the Company and its subsidiaries receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The responses to these communications have in the past resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company's business. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

        Extensive regulation of public companies in the U.S. could reduce our revenues and otherwise adversely affect our business.    Highly publicized financial scandals in past years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress and various regulatory agencies to significantly expand corporate governance, internal control over financial reporting and public disclosure requirements. In addition, the Dodd-Frank legislation is leading to more regulation of both public companies and the financial services industry. Any new corporate governance rules may divert a company's attention away from capital markets/investment banking transactions, including securities offerings and acquisition and disposition transactions. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business. In addition, we could be directly impacted, as a public company, by such changes or developments.

        Our business and results of operations could be adversely affected by governmental fiscal and monetary policies.    Our cost of funds for borrowing, investment activities and capital raising are affected by the fiscal and monetary policies of the U.S. and foreign governmental and banking authorities, changes to which are not within our control or wholly predictable. Such changes may also affect the value of the securities we hold.

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

Risks Relating to our Liquidity and Access to Capital

        The financial services industry is characterized by transacting in very large sums of money. It is typical for companies like ours to finance their operations in part through credit lines and other short-term financing arrangements. This dynamic gives rise to serious risks in the event that we or another participant in this industry loses a source of financing or otherwise is required to satisfy a substantial payment obligation at a time when adequate capital is not available to it. The risk factors below describe many of the different varieties of this risk, some specific to us and others facing most or all participants in the financial services industry. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses.    Liquidity, or ready access to funds, is essential to financial services firms. Recent failures of financial institutions have often been directly attributable to a very sudden and unexpected need for large amounts of cash, which was not available. Liquidity is of particular importance to our trading business, and perceived liquidity issues may affect the willingness of our clients and counterparties to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we are unable to control, such as a general market disruption, negative views about the financial services industry generally or an operational problem that affects our trading clients, third parties or us. We currently do not have committed sources of borrowing through bank financing arrangements. We rely on cash and assets that have historically been readily convertible into cash, such as our securities held in inventory, to finance our operations generally and to maintain our margin requirements, particularly with our principal clearing firm, Pershing LLC. Our broker-dealer's inventory is financed by our clearing firm and periodically through repurchase agreements. The residential mortgage banking activities conducted by our ClearPoint subsidiary are financed through mortgage warehouse lines of credit, which include restrictive covenants that may result in limitations on such borrowings. Our ability to continue to access these and other forms of liquidity could be impaired due to circumstances beyond our control, such as a change in the value of our collateral, the willingness or ability of lenders to provide credit, and market disruptions or dislocations. Any such events could have a material adverse effect on our ability to fund our operations and operate our business.

        In order to obtain funding to grow our business or fund operations in the event of future losses, we may seek to raise capital through the issuance and sale of our common stock or the incurrence of debt. The sale of equity, or securities convertible into equity, could result in significant dilution to our stockholders, given the current low market price of our common stock. The incurrence of debt may subject us to covenants restricting our business activities. Additional funding may not be available to us on acceptable terms, or at all.

        Our ClearPoint subsidiary has encountered recent liquidity constraints, and as a result we have guaranteed certain of ClearPoint's obligations.    In recent months, ClearPoint has experienced liquidity constraints. These have resulted principally from the rapid expansion of ClearPoint's business coupled with an unanticipated slow-down in loan purchases made by one of ClearPoint's principal loan purchasers. These factors have combined to lengthen the period of time during which ClearPoint's loan originations have persisted on its warehouse credit lines. As further discussed under "Management's Discussion and Analysis—Liquidity and Capital Resources," if ClearPoint does not sell loans it originates from funds advanced under its warehouse lines of credit within certain periods of time, the lenders can incrementally "curtail," or reduce, such advances. If and when curtailments are made, ClearPoint is required to repay the curtailed amounts to the lenders prior to receiving any proceeds from the sale of the loans. ClearPoint's recent liquidity constraints have been compounded by curtailment payments it has been required to make after its loan originations dwelled for longer periods of time on its warehouse lines.

        In order to facilitate the February 2012 purchase by Citibank of approximately $56 million of loans originated by ClearPoint (thereby reducing curtailment risk and making available additional capacity under the warehouse lines), the Parent guaranteed certain of ClearPoint's obligations relating to the Citibank purchase. In general, ClearPoint may be obligated to repurchase certain loans if certain conditions regarding documentation, underwriting and similar matters are not resolved favorably within 30 days of the purchase (subject to extensions). Also, if any loan with unresolved conditions falls into borrower default (defined as any payment more than 30 days past due), Citibank may require ClearPoint to repurchase such loan. The Parent guaranteed payment to Citibank for any required repurchase if ClearPoint does not itself make such repurchase. As of March 16, 2012, the conditions relating to $12.5 million of these loans had been favorably resolved.

        In addition, the Parent has guaranteed certain ClearPoint obligations relating to potential curtailment payments to two of its warehouse lenders. These guaranties, relate to two pools of loans—those in the warehouse on or about February 29, 2012 (the "legacy loans"), and new loans funded by the warehouse lenders thereafter (the "new loans"). The legacy loans had an initial maximum exposure of $114 million, assuming 100% curtailment, and without giving effect to the realizable value of the loans. The curtailment obligations with respect to a loan increase incrementally based on the period of time the loan persists on the warehouse line, with 100% curtailment required if the loan has not been sold 90 days after funding. As of March 16, 2012 approximately $51.6 million of these legacy loans had been sold to third parties.

        In connection with waivers provided by these lenders in March 2012 regarding defaults under their respective warehouse lines (as further discussed within Note 29 "Subsequent Events" within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form-10K), the Parent's exposure to new loans under these guaranties increased, and currently ranges from 5% to 100% of, in general, the lesser of the market value or the principal amount of such loans, depending on the length of time such loans persist on the warehouse line, with 100% curtailment of the amount advanced required 90 days after funding. Total exposure at March 16, 2012 assuming 100% curtailment and without giving effect to the realizable value of the related loans, was $49.5 million.

        Loans funded by ClearPoint since its acquisition on January 3, 2011 through March 16, 2012 totaled approximately $2.1 billion. Of these loans, approximately $20.8 million (1%) experienced a full curtailment and approximately $5.3 million of these loans have not yet been sold. At March 16, 2012, there were approximately $136.0 million loans aged less than 30 days on the warehouse lines and approximately $1.9 million of loans within 10 days of full curtailment. While full curtailment is a possibility, the Parent would seek to recoup any required payments under the guaranties through the proceeds from the sale of the associated mortgage loans. However, if payments become due to the lenders or Citibank at a time when the related loans cannot be sold quickly for an amount approximating their full principal amount, or at all, whether as a result of a dislocation in the financial markets (especially those markets for residential mortgage loans or securities backed by residential mortgage loans), purchaser delays or otherwise, both ClearPoint and the Parent could face a liquidity shortfall and may not be able to perform as required under the agreements, and/or could incur losses from the sale of the loans at prices below the market value of the loans in order to meet these obligations. Due to the fact that Citibank must internally review ClearPoint's responses to the various conditions, we are not in complete control of the rate at which the conditions on the loans are satisfied and as a result cannot assure you that all loans will be cleared when and as required. As a result, these obligations, depending upon their magnitude, could have a material and adverse effect on the Parent's and/or its subsidiaries financial position, results of operations and/or cash flows.

        See "Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a more detailed description of these matters.

        Our residential mortgage lending business currently relies on a limited number of warehouse lines of credit, each of which expires relatively soon.    As of December 31, 2011, ClearPoint had access to three warehouse lines of credit with a total capacity of $250 million and a total committed capacity of $100 million. One of these lines was scheduled to expire on March 10, 2012. The lender elected not to renew the line and agreed instead to a 120-day extension. ClearPoint may make requests for funding under this line for the first 60 days of the extension, with the available amount which ClearPoint may request decreasing, ultimately to zero at the sixtieth day. However, the lender is not committed to agree to any particular funding request. ClearPoint must repay all amounts outstanding under this line upon expiration of the line (as extended). At March 16, 2012, ClearPoint had advances of approximately $56.4 million outstanding under this line and during the period January 1, 2012 through March 16, 2012 has sold loans off this line at an average pace of $2.4 million per day. ClearPoint is currently limiting the use of this warehouse line for future fundings, but as mentioned above, does have the availability to make requests for funding under this line for the first 60 days of the extension. There can be no assurance that the rate at which ClearPoint sells loans off the line continues at the same rate as prior to March 16, 2012.

        ClearPoint's two other warehouse lines expire in September 2012, and one, in the amount of $100 million, can be terminated at will by the lender on 90-days' notice. These lines are discretionary facilities and, as such neither lender under these lines is committed to fund any particular financing request. If ClearPoint is unable to replace borrowing capacity when warehouse lines expire or the lenders do not continue to fund requests, it will be required to reduce its loan origination activities, and may not be able to satisfy its unfunded loan commitments.

        See "Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a more detailed description of these matters.

        If ClearPoint is unable to sell the loans financed with the extended warehouse line, it would face a variety of potential adverse financial repercussions.    Selling the loans financed under the extended warehouse line on a timely basis and at a price approximating their face value is critical to ClearPoint. If it is unable to do so, and is unable to otherwise finance its payment obligations under the extended warehouse line, it could incur significant losses, may not be able to satisfy its unfunded loan commitments, and could be in default under that warehouse line, which would cause a "cross default" under ClearPoint's other warehouse lines. This would give the lenders under those warehouse lines the right to terminate those facilities and require immediate payment of all amounts then advanced to ClearPoint. If ClearPoint is unable to satisfy its payment obligations under the extended warehouse line, it is highly unlikely that it would be able to satisfy its obligations under the other warehouse lines if the lenders require that the amounts outstanding be paid immediately.

        See "Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a more detailed description of these matters.

        ClearPoint's warehouse credit lines contain restrictive covenants and repayment provisions that could adversely affect its business.    ClearPoint's warehouse lines of credit contain various covenants, which, among other things, require ClearPoint to maintain:

  •
  a minimum tangible net worth ratio,

  •
  a maximum leverage ratio,

  •
  certain levels of profits/losses, and

  •
  a minimum level of liquid assets.

        If ClearPoint fails to comply with these covenants, the lenders could declare the credit lines to be in default and require the payment of all amounts then outstanding under the lines. Also, the applicable agreements contain "cross default" provisions, so that a default under one agreement triggers a default under the others. In October 2011, ClearPoint breached certain of these covenants, for which its warehouse line lenders have provided waivers.

        Concurrent with the extension of the extended warehouse line described above, the lender issued a notice of default of certain of ClearPoint's financial covenants relating to ClearPoint's liquidity from October 2011 to March 2012 and levels of profits/losses in February 2012, along with a simultaneous waiver, but required more restrictive curtailment provisions and financing terms. In February 2012, ClearPoint was also in default of covenants related to liquidity and profits/losses. These defaults resulted in cross-defaults under each other warehouse line. ClearPoint obtained waivers from each of the lenders covering these defaults and cross-defaults. In connection with waivers granted by two of the lenders, the Parent's exposure under its curtailment guaranties increased to range from 5% to 100% of the lesser of, in general, the market value or the principal amount of such loans, depending on the length of time such loans persist on the warehouse line.

        As listed above, ClearPoint is required to maintain certain levels of profits/losses to remain in compliance under its warehouse lines. ClearPoint has incurred losses since its acquisition and is engaged in a remediation plan that will, at least temporarily, make it probable that ClearPoint will not achieve profitability levels that satisfy its financial covenants. Assuming ClearPoint is unable to right size its business in a manner that achieves profitability, and if it is unable to amend the profitability covenants, it will breach these covenants in future periods. If ClearPoint is unable to comply with the terms of its warehouse credit lines, these lines could be terminated, potentially resulting in the acceleration of all amounts due under the lines, as well as the incurrence of losses and/or liability for ClearPoint and the Parent (under its guaranties).

        See "Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a more detailed description of these matters.

        ClearPoint relies on a limited number of investors to purchase its loan originations.    Currently, ClearPoint sells loans to a limited number of loan purchasers which exposes it to several risks, principally those related to its warehouse lines. If investors do not purchase ClearPoint loan originations at the pace anticipated, loans in the warehouse would age more than expected, potentially requiring curtailment payment obligations. Also, ClearPoint would have less borrowing capacity, which could adversely impact ClearPoint's ability to satisfy its unfunded loan commitments and/or decrease its ability to originate new loans. Either of these results could materially and adversely affect ClearPoint, and significant curtailment payments may require payments by the Parent under the guaranties described above. While significant curtailment payments are a possibility, during the period January 1, 2012 through March 16, 2012, the maximum amount of cash held by the lenders pursuant to curtailments was approximately $13.1 million (and would have been approximately $17.4 million under the terms of the current curtailment schedules).

        If ClearPoint is unable to satisfy its obligations under its unfunded loan commitments, it could be subject to adverse private-party and regulatory exposure.    ClearPoint has no committed sources of financing. If its current warehouse line lenders refuse to accept requests by ClearPoint for funding, and it is unable to find alternative sources of financing to replace the reduced borrowing capacity upon the expiration of one of its warehouse lines, it may not be able to satisfy its unfunded loan commitments. In such an event, ClearPoint would be in breach under these commitments and could be held liable for significant damages. Moreover, failure to fund these commitments would violate consumer protection laws and regulations in the states in which ClearPoint operates, subjecting it to the risk of state-imposed fines, penalties and other censures.

        ClearPoint is subject to the risk of loan putbacks.    ClearPoint is subject to loan putback risk in connection with representations and warranties made to purchasers of its originated mortgage loans. ClearPoint is required to indemnify its loan purchasers under certain circumstances and may be required to repurchase the loans under others. ClearPoint is indemnified for certain mortgage lending activities arising prior to its acquisition by the Company on January 3, 2011.

        Regulatory capital requirements may impede our ability to conduct our business.    Gleacher Securities and Gleacher Partners, our broker-dealer subsidiaries, are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain. Gleacher Securities is also subject to the customer reserve requirements in connection with its self-clearing activities associated with its Rates business, which requires a certain amount of cash or qualifying securities to be maintained in a segregated bank account. In addition, ClearPoint, a wholly owned subsidiary is subject to the HUD minimum net worth requirements imposed by state and federal regulatory agencies. Any failure to comply with such regulatory requirements could impair our ability to conduct these related business activities.

        We are a holding company and depend on payments from our subsidiaries.    We depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. Regulatory and other legal restrictions limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, our broker-dealer subsidiaries are subject to laws and regulations that authorize regulatory bodies to monitor and/or restrict the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. ClearPoint is also limited in its ability to pay dividends or satisfy intercompany obligations under the contractual terms of its secured borrowing facilities. In addition, because our interests in the Company's subsidiaries consist of equity interests, our rights may be subordinated to the claims of the creditors of these subsidiaries.

Other Risks Specific to Our Business

        In addition to the business risks described above, we are subject to a variety of risks specific to our business, as described below.

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

        Our assets include illiquid investments in private equity funds, which we may not be able to monetize in the near term or at all.    We have made principal investments in private equity funds and may make additional investments in future funds. These investments are typically made in securities that are not publicly traded and therefore are subject to an inherent liquidity risk. At December 31, 2011, $18.3 million of our total assets consisted of relatively illiquid private equity investments. (Refer to Note 10 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.) Our interests in these private equity funds are susceptible to changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. It takes a substantial period of time to identify attractive investment opportunities and then to realize the cash value of the investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

        Our business may be adversely affected if we are unable to successfully implement our new strategic plan.    In August 2011, we announced the implementation of a new strategic plan. Our new strategic plan is designed to maximize revenue and rationalize expenses through a number of new initiatives. We expect to achieve substantial benefit from the implementation of our new strategic plan, but we cannot guarantee that we will obtain these benefits. If we are unable to successfully execute the elements of our strategic plan, our revenues, operating results and profitability may be adversely affected. Even if we successfully implement our plan, there is no assurance that our revenues, operating results and profitability will improve.

        We have incurred losses in recent periods and may incur losses in the future.    We have incurred losses in recent periods. While we recorded net income for the year ended December 31, 2009, we have recorded a net loss of $82.1 million and $20.6 million for the years ended December 31, 2011 and 2010, respectively. The incurrence of losses in future periods could result in an impairment of our deferred tax assets (approximately $30.8 million at December 31, 2011) as their realization is ultimately dependent upon the Company's ability to produce sufficient future taxable income prior to expiration. In addition, if we incur additional losses and are unable to raise funds to finance those losses, our liquidity and ability to operate would be adversely affected.

        We may be unable to fully capture the expected value from acquisitions and investments and personnel.    To the extent that we make acquisitions or enter into business combinations, we face numerous risks and uncertainties. The acquisition or combination might not provide sufficient earnings power or other value to justify its cost. Moreover, we could experience expensive and time consuming problems integrating the relevant operations, accounting and data processing systems, management controls, relationships with clients and business partners and other systems and operations of the acquired or combined business. In addition, acquisitions may involve the issuance of shares of our common stock, which would dilute our stockholders' ownership of our firm, or we may borrow funds or use cash on hand, which may impact our funding and liquidity. Furthermore, acquisitions entail a number of risks or other problems, including the inability to maintain key pre-acquisition business relationships, increased operating costs, exposure to unanticipated liabilities and difficulties in realizing projected efficiencies, synergies and cost savings. If we are not able to integrate successfully our past and future acquisitions, our results of operations may be materially and adversely affected. Also, expansions or acquisitions divert our management's attention from our other operations.

        During the year ended December 31, 2011, we recorded goodwill and intangible impairment charges of $80.2 million in connection with our realignment of our investment banking division and $14.3 million as a result of exiting the Equities business, which is now a discontinued operation. (Refer to Item 7 of this Annual Report on Form 10-K and Note 26 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.) These intangibles resulted from the Gleacher Partners, Inc. and American Technology Holdings, Inc. acquisitions, respectively, and the impairment charges reflect underperformance of the acquired businesses. At December 31, 2011, our remaining intangible assets and goodwill was approximately $25.4 million. If the businesses to which these assets are allocated do not perform as expected, we may need to record additional impairment charges related to these assets, which would reduce net income, possibly materially.

        Our ability to hire and retain our senior professionals is critical to the success of our business.    In order to operate our business successfully, we rely heavily on key professionals. Their personal reputation, judgment, business generation capabilities and project execution skills are a critical element in obtaining and executing client engagements. In our industry, it is not uncommon for large groups of professionals in a particular business unit to depart simultaneously, especially if one or more key senior members of that unit are recruited by other firms or terminated. Any loss of professionals, particularly key senior professionals or groups of related professionals, could impair our ability to secure or successfully complete engagements, result in loss of sales and trading business, materially and adversely affect our revenues and make it more difficult to operate profitably. Over the past three years, we have experienced significant turnover of senior management, including multiple chief executive and chief operating officers. Such turnover can result, and has resulted, in temporary disruptions and inefficiencies in our business as we attempt to integrate new senior management within the Company. Senior management turnover could also adversely impact our stock price, our client relationships and may make recruiting for future management positions more difficult. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds, private equity funds and venture capital funds. In the past, we have lost investment banking, brokerage, research, and other senior professionals and executives and we could lose more personnel in the future. We may also need to hire additional personnel. At that time, there could be a shortage of qualified personnel whom we could hire. This could hinder our ability to expand or cause a backlog in our ability to conduct our business, including the handling of investment banking transactions and the processing of brokerage orders. These personnel challenges could harm our business, financial condition and operating results.

        Our trading in mortgage backed securities exposes us to prepayment risk.    The majority of our securities owned are related to our MBS/ABS & Rates division and are primarily comprised of agency mortgage backed securities. Our holdings in these securities are subject to prepayment risk, which have resulted and may continue to result in losses or lower returns than originally anticipated. The low interest rate environment and government initiatives to help underwater homeowners refinance their mortgages subject us to prepayment risk. In addition, other industry developments such as delinquent loan buy backs at par, or modifications to mortgage loans, including those that may reduce the principal balance owed, could have an adverse impact on our trading revenues.

        Certain of our businesses focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors generally or decline in the market for securities of companies within these sectors could materially and adversely affect our business.    Our investment banking business focuses principally on the aerospace and defense, general industrials, real estate, technology, media and telecom, and sponsor coverage industries. Volatility in the business environment in these sectors, or in the market for securities of companies within these sectors, could substantially affect our financial results and the market value of our common stock. The market for securities in each of our target sectors may also be subject to industry-specific risks. Underwriting transactions, strategic advisory engagements and trading activities in our target sectors represent a significant portion of our business. This concentration exposes us to the risk of substantial declines in revenues in the event of downturns in these sectors of the economy. Any future downturns in our target sectors could materially and adversely affect our business and results of operations.

        Our principal trading and investments expose us to risk of loss.    We maintain securities trading positions primarily in our MBS/ABS & Rates division and may incur significant losses from these positions due to market fluctuations. For example, to the extent that we own securities, a downturn in the value of those securities would result in losses from a decline in value. Conversely, to the extent that we have sold securities we do not own, an upturn in value could expose us to potentially unlimited losses. We seek to minimize market risk associated with these positions by trading out of them as quickly as possible and/or through hedging strategies. Certain positions, however, may be held by us for longer periods of time while we are seeking buyers for those positions, thereby exposing us to greater risk of loss. The risk of loss is accentuated, both in terms of likelihood and amount, in times of market volatility such as experienced over the past few years. In addition, our hedging strategies may not successfully mitigate losses in our principal positions. If our hedging strategies are not successful, we could suffer significant losses.

        Our financial results may fluctuate substantially from period to period, which may impact our stock price.    We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. The variations over the past few years are attributable to the current economic conditions, continued investment in our business to achieve desired scale, as well as our recent realignment of our investment banking division and our decision to exit the Equities business in August 2011. In addition, these variations are also attributed in part to trading activity and the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. Our business is highly dependent on market conditions and the interest in the market for the products and services we trade and offer, as well as the decisions and actions of our clients and interested third parties. This risk may be intensified by focusing on companies in specific industries or sectors. For example, our investment banking segment focuses on companies in the aerospace and defense, general industrials, real estate, technology, media and telecom, and sponsor coverage industries. Concentrating in a specific sector or industry exposes us to volatility in that area that may not affect the broader markets. In addition, our results of operations experience some seasonality, with the third quarter typically being less robust than other quarters, because of typical summer month activity slow-down in July and August of each year for our sales and trading operations, as well as the impact of the holiday season on fourth quarter activity for both our sales and trading operations and ClearPoint.

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

        Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could potentially jeopardize our clients' or our counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of our clients, our counterparties or third parties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

        We seek to manage these risks through our Business Continuity Plan. See Item 1 under the heading "Business Continuity" for additional information.

        Our business strategy includes expansion of our business operations. We face numerous risks and uncertainties as we seek to expand.    We seek growth in our business primarily from internal expansion and through opportunistic acquisitions of attractive targets. If we are successful in expanding our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls, our risk management procedures and our other corporate support systems will be adequate to manage our business and our growth. For example, the rapid growth of our ClearPoint business contributed significantly to the liquidity problems described above under "Risks Relating to our Liquidity and Access to Capital." The ineffectiveness of any of the controls or systems described above could adversely affect our business and prospects.

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

        See also—Item 3—"Legal Proceedings."

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

        In addition, our brokerage businesses are heavily regulated, and some of our regulators require that they approve transactions, which could result in a change of control, as defined by the then-applicable rules of our regulators. The requirement that this approval be obtained may prevent or delay transactions that would result in a change of control.

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

        Because MatlinPatterson FA Acquisition LLC, a Delaware limited liability company ("MatlinPatterson") and Eric J. Gleacher, the Chairman of our Board of Directors, each controls a significant percentage of the voting power of our common stock, they can exert considerable influence over the Company.    As of February 29, 2012, MatlinPatterson controlled approximately 28% of the voting power of our common stock and Eric J. Gleacher controlled approximately 11% of the voting power of our common stock. Either MatlinPatterson or Mr. Gleacher, acting together or alone, can exert considerable influence over corporate actions requiring stockholder approval. As a result, it may be difficult for other investors to affect the outcome of any stockholder vote.

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

        Future sales or anticipated future sales of our common stock in the public market, by us, by MatlinPatterson, by management, by our employees or by others, could cause our stock price to decline.    We may in the future issue additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of, or an expectation of sales of, shares of our common stock or securities convertible into or exchangeable for common stock.

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

        We have granted to certain of our stockholders, rights with respect to registration under the Securities Act of the offer and sale of our common stock. These rights include both "demand" registration rights, which require us to file a registration statement if asked by such holders, as well as incidental, or "piggyback," registration rights granting the right to such holders to be included in a registration statement filed by us. As of February 29, 2012, there were approximately 51.0 million shares of our common stock and outstanding warrants to which these rights pertain. These sales might impact the liquidity of our common stock making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        The Company currently leases all of its office space. The Company's lease for its current headquarters in New York, New York (approximately 84,000 square foot space) expires on April 30, 2025.

        A list of office locations as of December 31, 2011 is as follows:

    Albany, NY
    Boston, MA
    Charlotte, NC
    Charlottesville, VA
    Chicago, IL
    Encino, CA
    Freeport, ME
    Ft Lauderdale, FL
    Greenwich, CT
    Howell, MI
    Hilton Head Island, SC
    Montgomery, AL
    Newton, PA
    New York, NY
    Roseland, NJ
    San Francisco, CA
    San Rafael, CA
    Stamford, CT
    Tucson, AZ
    Woodland Hills, CA
    Waltham, MA
    Westborough, MA

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

        Refer to Note 19 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

Item 4.    Mine Safety Disclosures

        None

 PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock trades on The NASDAQ Global Market under the symbol "GLCH." As of February 29, 2012 there were approximately 3,000 holders of record of the Company's common stock. No dividends have been declared or paid on our common stock since February 2005. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

        The following table sets forth the high and low sales prices for the common stock during each quarter for the fiscal years ended.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
2011
Stock Price Range
High	$2.58	$2.47	$2.15	$1.72
Low	1.64	1.74	0.99	1.00
2010
Stock Price Range
High	$4.79	$4.62	$3.06	$2.91
Low	3.22	2.54	1.50	1.54

        Information relating to compensation plans under which our common stock is authorized for issuance will be set forth in our definitive proxy statement for our annual meeting of stockholders to be held on May 24, 2012 and is incorporated herein by reference.

Issuance of Unregistered Securities

        All undisclosed issuances of unregistered equity securities during 2011 have been previously disclosed in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

        On September 14, 2011, the Company announced the commencement of a modified "Dutch auction" tender offer, which was modified on November 3, 2011. Under the amended terms, the Company offered to purchase up to 6,000,000 shares of its outstanding common stock at a price of not less than $1.25 and not more than $1.35 per share. On November 29, 2011, the Company accepted for purchase 6,601,313 shares of its common stock at a purchase price of $1.25 per share (approximately $8.3 million in the aggregate). Included within the shares accepted for purchase were 601,313 additional common shares that the Company elected to purchase pursuant to its option to increase the size of the offering by 2% of the outstanding shares of common stock. The shares purchased represented 5.17% of the shares outstanding immediately prior to the consummation of the tender offer.

        On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program, whereby the Company is authorized to purchase shares of its common stock for up to $25 million. The authorization under this program terminated on February 9, 2012, the date on which the Company publicly released its results of operations for the year ending December 31, 2011.

The following table reflects purchases made by the Company under this program during the fourth quarter of 2011.

Period	(a) Total Number of Shares Purchased(1)		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2011 - October 31, 2011	—		$—	—	$14,666,569
November 1, 2011 - November 30, 2011	6,601,313	(3)	1.25	—	14,666,569
December 1, 2011 - December 31, 2011	225,000		1.39	225,000	14,353,759

Total	6,826,313		$1.25	5,334,200	$14,353,759

(1)
Pursuant to a stock repurchase program announced on October 27, 2010, whereby the Company is authorized to repurchase up to $25.0 million of its common stock.

(2)
Maximum dollar value of $25.0 million authorized under the Company's stock repurchase program.

(3)
On November 29, 2011, the Company completed its modified "Dutch Auction" tender offer and repurchased 6,601,313 shares of its common stock at $1.25 per share. This tender offer was announced on September 14, 2011 and does not impact the previously announced repurchase authorization referred to in footnote 1 above.

        Refer to Note 29 within the footnotes to the consolidated financial statements contained within Item 8 of this Annual Report on Form 10-K for information regarding the renewal of this share repurchase program and any repurchases of our common stock in the first quarter of 2012.

Stockholder Return Performance Presentation

        Set forth below are line graphs comparing the yearly change in cumulative total stockholder return on our common stock against cumulative total return of the Standard & Poor's 500 and Standard & Poor's 500 Financials Indices, assuming an investment of $100 on December 31, 2006.

        The following table has been included for the period of five fiscal years, commencing December 31, 2006 and ending December 31, 2011:

Shareholder Returns (5 years)

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

For the years ended December 31, (In thousands, except for per share amounts)	2011	2010	2009	2008	2007
Statement of Operations Data:
Total revenues	$273,085	$259,900	$331,139	$134,472	$35,113
Interest expense	11,913	11,318	12,523	10,712	7,027

Net revenues	261,172	248,582	318,616	123,760	28,086
Expenses (excluding interest)	323,049	274,365	257,260	129,352	46,905

(Loss)/income before income taxes, discontinued operations	(61,877)	(25,783)	61,356	(5,592)	(18,819)
Income tax (benefit)/expense	2,207	(9,778)	6,757	665	(2,759)

(Loss)/income from continuing operations	(64,084)	(16,005)	54,599	(6,257)	(16,060)
(Loss)/income from discontinued operations, net of taxes	(18,040)	(4,616)	321	(11,105)	(3,402)

Net (loss)/income	$(82,124)	$(20,621)	$54,920	$(17,362)	$(19,462)
Basic (loss)/earnings per share:
Continuing operations	$(0.52)	$(0.13)	$0.56	$(0.09)	$(0.58)
Discontinued operations	(0.15)	(0.04)	0.00	(0.16)	(0.12)

Net (loss)/income per share	$(0.67)	$(0.17)	$0.57	$(0.25)	$(0.71)

Diluted (loss)/earnings per share:
Continuing operations	$(0.52)	$(0.13)	$0.52	$(0.09)	$(0.58)
Discontinued operations	(0.15)	(0.04)	0.00	(0.16)	(0.12)

Diluted (loss)/earnings per share	$(0.67)	$(0.17)	$0.53	$(0.25)	$(0.71)

December 31, (In thousands)	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$3,303,556	$1,657,932	$1,216,163	$694,271	$269,517
Mandatorily redeemable preferred stock	—	—	24,419	24,187	—
Temporary capital	—	—	—	—	104
Subordinated debt	801	909	1,197	1,662	2,962
Stockholders' equity	259,123	346,159	328,985	98,290	82,267

Other data:
Cash dividend per share	—	—	—	—	—
Book value per share	2.14	2.65	2.65	1.23	1.42

Reclassification

        Certain amounts in operating results for 2007 through 2010 have been reclassified to conform to the 2011 presentation with no impact to previously reported net (loss) / income or stockholders' equity. This includes the prior period results of the Equities division, which is now reported as discontinued operations. Refer to Note 26 contained in Item 8 of this Annual Report on Form 10-K for additional information.

Discontinued Operations and Business Combinations

        During the past several years, the Company has restructured certain components of its operations. As previously mentioned, the Company exited the Equities business in August 2011. Prior to that, in September 2007, the Company completed the sale of its Municipal Capital Markets Group to a subsidiary of DEPFA BANK plc., and in June 2007, the Company closed its Fixed Income Middle Markets Group. The results of these operations are reported within Discontinued operations within the Selected Financial Data.

        During the years ended December 31, 2011, 2009 and 2008, the Company completed certain acquisitions. As previously mentioned, in January 2011, the Company acquired ClearPoint. In June 2009, the Company acquired Gleacher Partners, Inc., a financial advisory boutique. In October 2008, the Company acquired American Technology Research, Inc., a broker-dealer specializing in institutional research, sales and trading in the information technology, clean tech and defense areas which expanded the breadth and depth of the Company's former Equities division (now reported as a component of discontinued operations). In March 2008, the Company hired the employees of the Fixed Income Division of BNY Capital Markets, Inc. and acquired certain related assets, which gave the Company a greater distribution capability, particularly in high yield and convertible bonds.

        As a result of these discontinued operations and business combinations, period-to-period comparisons of the Company's financial results may not, in any given case, be meaningful.

GLEACHER & COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This document contains or incorporates by reference "forward-looking statements." These statements are not historical facts but instead represent the Company's belief or plans regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company's control. The Company often, but not always, identifies forward-looking statements by using words or phrases such as "anticipate," "estimate," "plan," "project," "target," "expect," "continuing," "ongoing," "believe" and "intend." These statements may contain projections relating to revenues, earnings, operations, other financial measures, economic conditions, trends and known uncertainties, and may include statements regarding the Company's future performance, strategies and objectives. The Company's forward-looking statements are based on facts as the Company understands them at the time the Company makes any such statement as well as estimates and judgments based on these facts, and speak only as of the date on which they are made. The Company's forward-looking statements are not intended to be guarantees and may turn out to be inaccurate for a variety of reasons, many of which are outside of its control. Factors that could render the Company's forward-looking statements subsequently inaccurate include the conditions of the securities markets, generally, and demand for the Company's services within those markets, the risk of further credit rating downgrades of the U.S. government by major credit rating agencies, the impact of international and domestic sovereign debt uncertainties, the possibilities of localized or global economic recession, ClearPoint's ability to maintain compliance with the covenants and other terms of its warehouse lines of credit, the Company's ability to satisfy its obligations under the guarantees issued to the warehouse line lenders in the event one or more guarantees is enforced, ClearPoint's ability to effectively implement the remediation plan that the Company and ClearPoint have developed to address issues with agend loans, curtailment payments and related matters and other risks and factors identified from time to time in the Company's filings with the Securities and Exchange Commission. Moreover, the Company is implementing a strategic plan designed to improve its operating results, and this plan may not be successful. It is possible that future events will differ materially from those suggested by the Company's forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake to update any of its forward-looking statements.

        Any forward-looking statement should be read and interpreted together with these documents, including the following:

  •
  the description of our business contained in this report under Item 1—"Business,"

  •
  the risk factors contained in this report under Item 1A—"Risk Factors,"

  •
  the discussion of our legal proceedings contained in this report under Item 3—"Legal Proceedings,"

  •
  the discussion of our analysis of financial condition and results of operations contained in this report under this Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations,"

  •
  the discussion of market, credit, operational and other risks impacting our business contained in this report under Item 7A—"Quantitative and Qualitative Disclosures about Market Risk,"

  •
  the notes to the consolidated financial statements contained in this report under Item 8—"Financial Statements and Supplementary Data," and

  •
  cautionary statements we make in our public documents, reports and announcements.

        As used herein, the terms "Company," "Gleacher," "we," "us," or "our," refer to Gleacher & Company, Inc. and its subsidiaries.

Business Overview

        The Company is an independent investment bank that provides corporate and institutional clients with strategic and financial advisory services, including merger and acquisition, restructuring, and strategic alternative analysis, as well as capital raising, research-based investment analysis, and securities brokerage services, and engages in residential mortgage lending.

        The Company's recent timeline began in September 2007, when the Company closed a $45.8 million capital infusion from an affiliate of MatlinPatterson Global Opportunities Partners II. Following this recapitalization, the Company implemented a restructuring plan to properly size the Company's infrastructure, including a reduction in headcount within IT and operations, the outsourcing of our clearing operations and the elimination of excess office space.

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

        The Company completed its acquisition of American Technology Research, Inc. ("AmTech") in October 2008, which encompassed our Equities division (a discontinued operation as of August 2011). The division specialized in institutional research, sales and trading in the technology, aerospace, defense, clean tech, healthcare and REIT areas.

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

        In the first quarter of 2011, the Company launched its residential mortgage banking initiative through its acquisition of ClearPoint Funding, Inc., a residential non-depository mortgage lender. This acquisition provided the Company with an initial platform from which to build and execute a national mortgage origination strategy and is a logical extension of the Company's existing secondary mortgage and asset-backed trading business.

        In the second quarter of 2011, the Company appointed a new Chief Executive Officer ("CEO") and Chief Operating Officer ("COO") with a mandate to engage in a comprehensive review of the Company's business operations, its resources and competitive landscape. The focus of this review included:

  •
  an assessment of each of the Company's business segments in order to determine how to best take advantage of the opportunities in the market and produce the best return for its stockholders;

  •
  a reduction in the Company's overall compensation to revenue ratio; and

  •
  an evaluation of the proportion of stock-based compensation paid to the Company's revenue generators and management relative to total compensation to assure they are optimally incented.

        In August, 2011, the Company announced the implementation of a new strategic plan. The plan includes the continued service to clients through the fixed income business and the realignment and investment in the core investment banking practice.

        The strategic plan has been designed to maximize revenue and rationalize expenses by:

  •
  leveraging the expertise and execution capabilities of the Company's fixed income businesses, including capitalizing on opportunities in the mortgage-backed securities and credit markets;

  •
  realigning the Company's investment banking practice to enhance the Company's position as a leading advisor and to deliver the capital-raising capabilities of its fixed income business to corporate clients;

  •
  reorganizing its services around key industry verticals, including real estate, financial services, aerospace and defense, technology, media and telecom, general industrial, and financial sponsor coverage;

  •
  opportunistically adding new businesses that are synergistic with the Company's core competencies and the needs of its clients; and

  •
  continuing to build out the Company's mortgage origination platform.

        As part of this strategic plan, the Company exited the Equities business, effective August 22, 2011 impacting 62 employees. (Refer to Notes 25 and 26 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.) The plan also included the termination of 32 investment banking employees as well as certain administrative positions. Annual run rate operating expenses estimated to be saved were approximately $40 million, which included savings related to compensation and benefits, anticipated settlements of leases and other contractual obligations. The expected effects of these savings on future earnings and cash flows will be partially offset by reduced revenues associated with the impacted businesses.

        Currently, we operate through the following four business segments:

  •
  MBS/ABS & Rates—This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues are generated from spreads on principal transactions executed to facilitate trades for clients. Revenues are also generated from interest income on securities held in inventory.

  •
  Corporate Credit—This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to corporate and institutional investor clients. The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distributions. Revenues are generated primarily from spreads on principal and riskless principal transactions, as well as commissions on trades executed on behalf of clients. In addition, revenues are also generated on a smaller scale from interest income on securities held in inventory.

  •
  Investment Banking—As mentioned above, this division was realigned on August 22, 2011 to enhance the Company's position as a leading advisor and to deliver capital raising capabilities of its fixed income businesses to corporate clients. The division is being reorganized around existing M&A expertise, expanded capital markets capabilities and key industry verticals, including real estate, financial services, aerospace and defense, technology, media and telecom, general industrial and financial sponsor coverage.

  •
  ClearPoint—This division originates, processes and underwrites single and multi-family residential mortgage loans in 43 states. The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Revenues are generated primarily from the sale of the residential mortgage loans with servicing released.

        ClearPoint has experienced recent liquidity issues. ClearPoint's management, with the assistance of the Parent, has designed and is implementing a plan to address these issues. In light of these developments, the nature and extent of ClearPoint's future contributions to the Company's consolidated operating results is uncertain. See "—Liquidity and Capital Resources—ClearPoint and Related Matters."

        The Company also recognizes investment gains/(losses) and earns fees related to the Company's investment in and management of FA Technology Ventures L.P. ("FATV" or "the Partnership") which includes interests primarily in privately held companies. The Company's results also include expenses not directly associated with specific reportable segments, including amortization of intangible assets from business acquisitions, goodwill impairment and costs related to corporate overhead and support, such as various fees associated with financing, legal and settlement expenses.

        At December 31, 2011, we held over $1 billion of financial instruments in inventory which are primarily highly liquid securities and are sensitive to market movements. We do not have any significant direct exposure to the sub-prime markets or any exposure to the European sovereign debt markets, but we are subject to market fluctuations resulting from news and corporate events in such markets, associated write-downs by other financial services firms and interest rate and prepayment speed fluctuations.

        The Company had no material open commitments to fund FATV's portfolio at December 31, 2011 and 2010. The fair value of the Company's investment at December 31, 2011 and 2010 was approximately $15.9 million and $16.8 million, respectively with gains/(losses) of $2.1 million and ($0.3) million, respectively.

        Our business is dependent on our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality service and guidance to our clients. We continue to focus on unifying our brand, integrating our operations, expanding our business through internal growth and selective hiring, and identifying and completing consolidation opportunities. The Company is well capitalized, with no significant long-term debt, which should allow for continued growth through the hiring of experienced investment banking and sales and trading professionals and/or growth through opportunistic acquisition of attractive targets.

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

        Ongoing uncertainties about the global economic outlook including the European debt crisis, debt ceiling debates in the U.S. Congress, continued weakness in the housing markets and high levels of unemployment have led to volatile global markets and challenging economic conditions. The continued lingering effects of these macroeconomic headwinds has led to a risk averse market environment, resulting in spread compression and lower trading volumes, as well as continued pressures on investment banking activities.

        We have no exposure to European sovereign debt. The majority of our financial instruments owned are agency mortgage-backed securities which are susceptible to prepayment and interest rate risk. Housing-rescue efforts including programs aimed at helping struggling homeowners refinance their homes, coupled with the low interest rate environment, has caused these securities to experience a high level of prepayments and thus put pressure on the valuation of these securities. We also hold to a lesser extent, non-agency mortgage backed securities positions whose valuations have also come under pressure due to concerns about supplies in excess of demand as well as continued defaults.

        A substantial portion of our revenues are derived from trading in agency mortgage-backed securities within our MBS/ABS & Rates division and riskless principal trading in fixed income within our Corporate Credit divisions. These divisions have experienced lower volumes and tighter spreads due to the challenging market conditions, resulting in revenue declines year over year.

        M&A advisory and new issue underwriting activities continued to be adversely impacted by the global economic environment as these uncertainties limited the desire for companies to pursue growth through acquisitions. Although the year started strong, the total dollar volume of deals for 2011 fell slightly below 2010 volumes. These trends have continued into 2012.

        ClearPoint's business activities have benefitted from the current low interest rate environment, and the high level of residential mortgage refinancing. ClearPoint and the Parent believe the ClearPoint platform is positioned to service the needs of residential home buyers regardless of the level of interest rates. However, the current market environment has posed challenges to both the growth of ClearPoint and the benefits ClearPoint can provide to the Parent. Relevant market factors include: litigations related to foreclosure and servicing practices brought against major participants in the market, fewer aggregators of residential mortgage loan product, and margin compression as a result of fewer aggregators. These factors may delay, reduce or eliminate the potential benefits that the ClearPoint business can provide to the Parent.

        Recently, these factors, coupled with the rapid expansion of ClearPoint's business, have caused ClearPoint to experience liquidity constraints. Those liquidity constraints began with the unanticipated slow-down in loan purchases by one of ClearPoint's principal loan purchasers (see "—Liquidity and Capital Resources—ClearPoint and Related Matters"), and they have been compounded by delays in signing new buyers, as well as the more restrictive financing terms, including the terms of the new curtailment schedules with the warehouse lenders.

        ClearPoint continues to originate high quality, conforming loans, and has to date not experienced difficulty in selling these loans at par value. Working with the Parent, ClearPoint is in the process of right sizing its production so that new loan origination is aligned with current distribution capacity. Additionally, ClearPoint is pursuing new buyers and new warehouse lenders, and has implemented new operational procedures to clear loans more rapidly.

        The year ended December 31, 2011 proved to be challenging, however the capital markets environment in the early part of 2012 has shown early signs of improvement. As market volatility is expected to remain high, the results of our operations, which are highly dependent on the environment in which our businesses operates, may not necessarily be indicative of what may be recognized in the future.

Recent Developments

        In recent months, ClearPoint has experienced liquidity constraints initially due to the rapid expansion of ClearPoint's business, coupled with an unanticipated slow-down in loan purchases by one of ClearPoint's principal loan purchasers. ClearPoint currently finances its mortgage origination activity through short-term, uncommitted, secured mortgage warehouse lines of credit. If ClearPoint does not sell loans it originates from funds advanced under its warehouse lines of credit within certain periods of time, the lenders can incrementally curtail, or reduce, such advances. Under these circumstances, ClearPoint is required to repay the curtailed amounts to the lenders prior to receiving any proceeds from the sale of the loans. ClearPoint's recent liquidity constraints have been compounded by curtailment payments it has been required to make. The Parent has guaranteed certain ClearPoint obligations relating to curtailment payments to certain of ClearPoint's warehouse lenders.

        In order to facilitate the purchase by Citibank, of approximately $56 million of loans originated by ClearPoint (thereby reducing curtailment risk and making available capacity under the warehouse lines), the Parent guaranteed certain of ClearPoint's obligations relating to the Citibank purchase. In general, ClearPoint may be obligated to repurchase certain of these loans if certain conditions regarding documentation, underwriting and similar matters are not resolved favorably within 30 days of the purchase (subject to extensions). Also, if any loan with unresolved conditions falls into borrower default, Citibank may require ClearPoint to repurchase such loan. The Parent guaranteed payment to Citibank for any required repurchase if ClearPoint does make such repurchase. As of March 16, 2012, conditions related to $12.5 million of these loans had been favorably resolved.

        In February 2012, one of ClearPoint's warehouse lenders reduced to $0 the committed capacity under its warehouse line (meaning the lender is under no obligation to fund any particular loan origination). In addition, in March 2012, the lender of ClearPoint's other committed capacity elected not to renew its line, which was scheduled to expire in March 2012. This lender agreed to a 120-day extension. ClearPoint may make requests for funding under this line for the first 60 days of the extension, with the amount which ClearPoint may request decreasing, ultimately to zero at the sixtieth day. However, the lender is not committed to agree to any particular funding request. ClearPoint must repay all amounts outstanding under this line upon expiration of the line (as extended). At March 16, 2012, ClearPoint had advances of $56.4 million outstanding under this line and during the period January 1, 2012 through March 16, 2012 has sold loans off this line at an average pace of $2.4 million per day. ClearPoint is currently limiting the use of this warehouse line for future fundings, but as mentioned above, does have the ability to make requests for funding under this line for the first 60 days of the extension. There can be no assurance that the rate at which ClearPoint sells loans off this line continues at the same rate as prior to March 16, 2012.

        Concurrent with the extension of the extended warehouse line discussed above, the lender issued a notice of default of certain of ClearPoint's financial covenants relating to ClearPoint's liquidity from October 2011 to March 2012, and certain levels of profits/losses in February 2012. The lender simultaneously provided a waiver, but required more restrictive curtailment provisions and financing terms. The default notice triggered cross-defaults under ClearPoint's other two warehouse lines. In February 2012, ClearPoint was also in default of covenants related to liquidity and profits/losses. These defaults resulted in cross-defaults under each other warehouse line. ClearPoint obtained waivers from each of the lenders covering these defaults and cross-defaults. In connection with waivers granted by two of the lenders, the Parent's exposure under its curtailment guaranties increased to range from 5% to 100% of the lesser of, in general, the market value or the principal amount of such loans, depending on the length of time such loans persist on the warehouse line.

        ClearPoint continues to originate high quality, conforming loans, and has to date not experienced difficulty in selling these loans at par value. While ClearPoint's loan origination volume outpaced the distribution capacity that had been arranged, the market for the loans ClearPoint originates remains large and liquid. Working with the Parent, ClearPoint has designed and is implementing a remediation plan to address its issues with origination volume, signed buyers, warehouse borrowing capacity, aged loans, curtailment payments and the Citibank matters. The plan is further described below under "—Liquidity and Capital Resources—ClearPoint and Related Matters."

        In the event no loans are sold before curtailment of 100% of the amounts advanced is required, ClearPoint does not have the funds required to meet such curtailment payments, and the Parent is required to make curtailment payments, the Parent would seek to recoup the amount of any required payments, through the proceeds from the sale of the associated mortgage loans. Given the highly liquid market for these loans, the particular characteristics of ClearPoint's mortgage loan inventory and ClearPoint's recent experience in selling loans at face value, the Company does not believe that any required payment under the above-described guaranties would have a material adverse effect on it. Loans funded by ClearPoint since its acquisition on January 3, 2011 through March 16, 2012 totaled approximately $2.1 billion. Of these loans, approximately $20.8 million (1%) experienced a full curtailment and $5.3 million of these loans have not yet been sold. At March 16, 2012, there were approximately $136.0 million loans aged less than 30 days on the warehouse lines and approximately $1.9 million of loans within 10 days to full curtailment. However, if payments become due to the lenders or Citibank at a time when the related loans cannot be sold quickly for an amount approximating their full principal amount, or at all, whether as a result of a dislocation in the financial markets, purchaser delays or otherwise, both ClearPoint and the Parent could face a liquidity shortfall and may not be able to perform as required under the agreements, and/or incur losses from the sale of the loans at prices below the market value of the loans in order to meet these obligations. There can be no assurance that the rate at which ClearPoint sells loans will continue at the same rate as prior to March 16, 2012. As a result, these obligations, depending upon their magnitude, could have a material and adverse effect on the Parent's and/or its subsidiaries' financial position, results of operations and cash flows.

        See "Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a more detailed description of these warehouse lines, guaranties and related matters.

FINANCIAL OVERVIEW

        The Company prepares its consolidated financial statements using accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements are contained within Item 8 of this Annual Report on Form 10-K.

Results of Operations

	Years ended December 31,
(In thousands of dollars)	2011	2010	2009
Revenues
Principal transactions*	$89,108	$79,433	$108,276
Commissions*	71,347	76,817	122,878
Investment banking	33,069	43,400	36,577
Investment banking revenues from related party	—	1,947	9,579
Investment gains, net	2,996	7	5,698
Interest income	66,194	57,292	46,362
Gain from bargain purchase—ClearPoint Funding, Inc. acquisition (Refer to Note 11 contained in Item 8 of this Annual Report on Form 10-K)	2,330	—	—
Fees and other	8,041	1,004	1,769

Total revenues	273,085	259,900	331,139
Interest expense	11,913	11,318	12,523

Net revenues	261,172	248,582	318,616

Expenses (excluding interest)
Compensation and benefits	162,537	222,833	220,213
Impairment of goodwill and intangible assets (Refer to Note 12 contained in Item 8 of this Annual Report on Form 10-K)	80,244	—	—
Clearing, settlement and brokerage	35,203	4,314	3,314
Communications and data processing	13,471	11,464	8,169
Occupancy, depreciation and amortization	8,455	11,941	7,764
Business development	4,620	4,825	4,423
Loss from extinguishment of mandatorily redeemable preferred stock (Refer to Note 17 contained in Item 8 of this Annual Report on Form 10-K)	—	1,608	—
Other	18,519	17,380	13,377

Total expenses (excluding interest)	323,049	274,365	257,260

(Loss)/income before income taxes and discontinued operations	(61,877)	(25,783)	61,356
Income tax expense/(benefit)	2,207	(9,778)	6,757

(Loss)/income from continuing operations	(64,084)	(16,005)	54,599

(Loss)/income from discontinued operations, net of taxes	(18,040)	(4,616)	321

Net (loss)/income	$(82,124)	$(20,621)	$54,920

*
Revenues earned on riskless principal transactions in the amount of $70.0 million for the year ended December 31, 2011 has been reported as commission income in order to distinguish such revenues (commission equivalents) from revenues earned on financial instruments held in inventory. Riskless principal transaction revenues earned in the prior periods of $75.1 million and

  $121.7 million for the years ended December 31, 2010 and 2009, respectively have been reclassified from principal transactions to commission revenues to conform to 2011 presentation.

  Years Ended December 31, 2011 and 2010

          For the year ended December 31, 2011, net revenues from continuing operations were $261.2 million, compared to $248.6 million for the year ended December 31, 2010. The 5.1% increase in net revenues was attributable to ClearPoint net revenues of $46.9 million, which commenced operations at the Company on January 3, 2011 and higher investment gains of $3.0 million, resulting primarily from the change in value of the Company's FATV investment. These increases were predominantly offset by decreased net revenues of $17.2 million in the MBS/ABS & Rates segment, $12.4 million in the Investment Banking segment and $12.2 million in the Corporate Credit segment. The year ended December 31, 2011 also included a gain from bargain purchase of approximately $2.3 million related to the acquisition of ClearPoint. Non-interest expenses for the year ended December 31, 2011 of $323.0 million increased $48.7 million, or 17.7%, compared to $274.4 million for the year ended December 31, 2010, primarily due to a goodwill and intangible asset impairment charge of $80.2 million related to the Investment Banking division, partially offset by lower compensation expense of $73.5 million, excluding ClearPoint. Non-interest expenses also include expenses related to ClearPoint of $50.6 million.

          The Company reported a net loss from continuing operations for the years ended December 31, 2011 and 2010 of $64.1 million and $16.0 million, respectively. Net loss per diluted share from continuing operations for the years ended December 31, 2011 and 2010 was $0.52 and $0.13, respectively. Losses from discontinued operations, net of taxes for the years ended December 31, 2011 and 2010 were $18.0 million and $4.6 million, respectively.

  Net Revenues

          For the year ended December 31, 2011, net revenues from continuing operations were $261.1 million, which included the ClearPoint acquisition gain from bargain purchase of approximately $2.3 million, compared to $248.6 million for the year ended December 31, 2010. Commissions and principal transactions revenues increased $4.2 million, or 2.7%, to $160.5 million from $156.3 million primarily due to $46.9 million related to the mortgage lending activities of ClearPoint, which was partially offset by a decrease in the MBS/ABS & Rates segment of $23.1 million and $12.7 million in the Corporate Credit segment. Investment banking revenues decreased $12.3 million, or 27.1%, to $33.1 million for the year ended December 31, 2011 and is comprised of advisory fees of $24.3 million and capital markets fees of $8.7 million. Investment gains were $3.0 million for the year ended December 31, 2011 resulting primarily from the change in value of the Company's FATV investment, as well as gains from the sale of an investment security. There were no investment gains during the year ended December 31, 2010. Net interest income of $54.3 million as of December 31, 2011, increased $8.3 million, or 18%, compared to the prior year. This was due to higher average inventory levels which were partially offset by lower coupon interest received. In addition, the year ended December 31, 2010 included interest expense related to our mandatorily redeemable preferred stock which was redeemed on September 28, 2010. Fees and other revenues of $8.0 million for the year ended December 31, 2011 increased $7.0 million primarily due to fees earned in connection with the mortgage lending activities of ClearPoint.

  Non-Interest Expense

          Non-interest expenses for the year ended December 31, 2011 of $323.0 million increased $48.6 million, or 17.7%, compared to $274.4 million for the year ended December 31, 2010.

          Compensation and benefits expense for the year ended December 31, 2011 was $162.5 million, a decrease of $60.3 million, or 27.1%, over 2010. This was primarily due to lower variable compensation expense as a result of lower net revenues in the MBS/ABS & Rates and Corporate Credit segments, as the Company pays many of its professional personnel with a percentage of, or otherwise based on, the net revenues generated by that professional or his or her business unit. Variable compensation expense also decreased in the Investment Banking segment as a result of the realignment which occurred in the third quarter of 2011. This action better aligned compensation as a percentage of revenue with management's goals. In addition, annual compensation expense in 2011 for members of senior management is lower when compared to the prior year and compensation expense for certain leaders of the Company's business segments is weighted more heavily toward stock-based compensation, which is recognized over the future vesting, which is generally three years. Compensation expense related to ClearPoint partially offset these decreases.

          Compensation and benefits expense for the year ended December 31, 2010 of $222.8 million included approximately $13.3 million of expense related to the separations of our former CEO and our former CFO from the Company. Compensation and benefits expense was also impacted by $12.7 million related to the recognition of 100 percent of stock-based compensation expense associated with equity awards granted in connection with 2010 year-end bonuses. It was determined in the fourth quarter of 2010 that the vesting terms for those awards would exclude continued employment as a condition to vesting. Outstanding awards granted in connection with year-end bonuses for years prior to 2010 were modified to include the same vesting terms which resulted in the acceleration of expense associated with those awards.

          This compensation methodology was changed in the third quarter of 2011, at the recommendation of the Company's recently hired Chief Executive Officer, with the expectation that the terms of equity awards to be granted in connection with future annual bonuses will generally provide for continued employment as a vesting condition, resulting in expensing awards over the future vesting period rather than immediately.

          Also included within compensation and benefits expense for the year ended December 31, 2010 was (i) $2.3 million of non-cash compensation expense associated with a modification to a senior executive's unvested restricted stock units and options and (ii) $1.9 million from the restructuring of an employment arrangement.

          The Company recorded a goodwill and intangible asset impairment charge of $80.2 million as a result of the realignment of its Investment Banking division. (Refer to Note 12 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.)

          Clearing, settlement and brokerage costs of $35.2 million for the year ended December 31, 2011 increased by $30.9 million compared to the year ended December 31, 2010. This increase was due primarily to broker fees incurred related to the mortgage lending activities of ClearPoint, as ClearPoint pays originating mortgage brokers a fee, consisting of a percentage of the loan amount, when the loan closes.

          Communications and data processing expense of $13.5 million for the year ended December 31, 2011 increased by $2.0 million compared to the year ended December 31, 2010. This increase was due to enhancements to our communications systems and increased market data services expense.

          Occupancy, depreciation and amortization expenses of $8.5 million for the year ended December 31, 2011 decreased by $3.5 million compared to the year ended December 31, 2010 primarily due to a $3.2 million charge recorded during the year ended December 31, 2010 related to the termination of the Company's lease of its prior headquarters. Cost savings realized due to the consolidation of our offices were offset by occupancy expense related to ClearPoint.

          Business development expense of $4.6 million for the year ended December 31, 2011 decreased by $0.2 million compared to the year ended December 31, 2010, primarily due to decreases in Corporate Credit and Investment Banking related activities, partially offset by expenses related to ClearPoint.

          Loss from extinguishment of mandatorily redeemable preferred stock of approximately $1.6 million is related to the Company's early redemption of its mandatorily redeemable preferred stock ("Series B Preferred Stock") on September 28, 2010. (Refer Note 17 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.)

          Other expenses of $18.5 million for the year ended December 31, 2011 increased by $1.1 million compared to the year ended December 31, 2010 primarily due to expenses related to ClearPoint, partially offset by lower intangible amortization expense resulting from the impairment recorded in connection with the realignment of the Investment Banking division. Professional service fees also declined in 2011. Other expenses for the year ended December 31, 2010 also includes $0.7 million related to a partial revaluation of an indemnification receivable from the former stockholders of Gleacher Partners, Inc.

  Income Taxes

          The Company's effective income tax rate from continuing operations for the year ended December 31, 2011 of negative 3.6% resulted in income tax expense of approximately $2.2 million. The Company's tax rate differs from the federal statutory rate of 35% primarily due to non-deductible items primarily associated with the write-off of goodwill related to the Investment Banking segment.

          The effective income tax rate from continuing operations for the year ended December 31, 2010 of 37.9% resulted in an income tax benefit of approximately $9.8 million. The effective rate differs from the federal statutory rate of 35% primarily due non-deductible Series B Preferred Stock dividends recognized through September 2010 and the related non-deductible loss on early redemption. This was partially offset by state and local income taxes and a reduction in unrecognized tax benefits which is primarily a result of settlements during the year.

          No valuation allowance has been provided on the Company's net deferred tax assets at December 31, 2011 and 2010, as it is more likely than not that they will be realized. Such determination is based upon the Company's net cumulative income position, the Company's ability to carry back net operating losses, as well as the projection of future taxable income.

          However, if the Company does not generate sufficient taxable income in 2012, it is possible that the Company may be in a cumulative tax loss position and may need to re-evaluate the realizability of the deferred tax asset. If warranted, the establishment of a valuation allowance could be material, depending on its magnitude, in relation to the Company's operating results during the period in which it is recorded.

          In addition, a high concentration of the Company's deferred tax assets is attributable to stock-based compensation. To the extent that stock-based compensation vests at a share price less than the grant price, the related shortfall will first be applied against the cumulative windfall tax pool within additional paid-in capital, while any remaining shortfall (in excess of the cumulative windfall tax pool) will result in an increase in income tax expense.

  Discontinued Operations

          The Company has classified the results of the Equities division as discontinued operations as a result of its decision to exit the business on August 22, 2011. These results include a restructuring charge of approximately $7.1 million and a goodwill and intangible impairment charge of $14.3 million.

  (Refer to Notes 25 and 26 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.)

  Years Ended December 31, 2010 and 2009

          For the year ended December 31, 2010, net revenues from continuing operations were $248.6 million, compared to $318.6 million for the year ended December 31, 2009. The 22.0% decrease in net revenues was primarily due to decreases in revenues in the MBS/ABS & Rates and Corporate Credit segments as well as lower investment gains related to the Company's investment in FATV. Non-interest expenses for the year ended December 31, 2010 of $274.4 million increased $17.1 million, or 6.6%, compared to $257.3 million for the year ended December 31, 2009, despite the lower net revenues. This increase was primarily related to items impacting compensation and benefits and other matters which are further discussed below.

          The Company reported a net loss from continuing operations for the year ended December 31, 2010 of ($16.0) million, compared to net income from continuing operations of $54.6 million for the year ended December 31, 2009. Net loss per diluted share from continuing operations for the year ended December 31, 2010 was ($0.13) compared to net income per diluted share from continuing operations of $0.52 for the year ended December 31, 2009. Results from discontinued operations, net of taxes for the year ended December 31, 2010 was a loss of ($4.6) million, compared to income of $0.3 million for the year ended December 31, 2009.

  Net Revenues

          For the year ended December 31, 2010, net revenues from continuing operations were $248.6 million compared to $318.6 million for the year ended December 31, 2009. Commissions and principal transactions revenues decreased $74.9 million, or 32.4%, to $156.3 million from $231.2 million primarily due to a decrease of $40.6 million in MBS/ABS & Rates segment and $34.3 million in the Corporate Credit segment. Investment banking revenues of $45.3 million, decreased $0.8 million compared to the prior year and is comprised of advisory fees of $32.4 million and capital markets fees of $12.9 million. There were no investment gains during the year ended December 31, 2010 compared to $5.7 million in the prior year which is primarily due to changes in the value of the Company's investment in FATV. Net interest income of $46.0 million increased $12.1 million, or 35.9%, compared to the prior year, primarily due to the combination of coupon interest generated on higher inventory levels within the MBS/ABS & Rates segment and lower funding costs. Fees and other revenues of $1.0 million for the year ended December 31, 2010 decreased $0.8 million primarily due to the sale of a Boston Stock Exchange seat in 2009 which generated a gain of $0.3 million, as well as other miscellaneous activity.

  Non-Interest Expense

          Non-interest expenses for the year ended December 31, 2010 of $274.4 million increased $17.1 million, or 6.6%, compared to $257.3 million for the year ended December 31, 2009.

          Compensation and benefits expense for the year ended December 31, 2010 was $222.8 million, an increase of $2.6 million, or 1.2%, compared to 2009, despite the lower net revenues. Compensation and benefits expense was higher due to the previously mentioned changes in the Company's equity compensation program which impacted the results for the year ended December 31, 2010 by approximately $12.7 million, as well as higher headcount and further investment in certain of our operating segments. In addition, the increase is also related to the previously mentioned (i) $13.3 million of expense related to the separations of the former CEO and the former CFO from the Company, (ii) $2.3 million of non-cash compensation expense associated with the modification to a senior executive's unvested restricted stock units and options and (iii) non-cash compensation recorded in the fourth quarter of 2010 of $1.9 million from the restructuring of an employment arrangement.

  These increases were partially offset by lower revenues as the Company compensates many of its professional personnel with a percentage of, or otherwise based on, the net revenues generated by that professional or his or her business unit.

          Clearing, settlement and brokerage costs of $4.3 million for the year ended December 31, 2010 increased by $1.0 million compared to the year ended December 31, 2009. This increase was primarily due to an increase in the costs associated with new fixed income products traded.

          Communications and data processing expense of $11.5 million for the year ended December 31, 2010 increased by $3.3 million compared to the year ended December 31, 2009 due to increased headcount across our operating segments and costs associated with improvements to our infrastructure and network in connection with moving to our new headquarters.

          Occupancy, depreciation and amortization expenses of $11.9 million for the year ended December 31, 2010 increased by $4.2 million compared to the year ended December 31, 2009 primarily due to the previously mentioned $3.9 million of charges associated with terminating leases as part of the consolidation of certain of the Company's offices to its current location in New York City, related expenses associated with the relocation and an increase in our office space to accommodate the increase in personnel.

          Business development expense of $4.8 million for the year ended December 31, 2010 increased by $0.4 million compared to the year ended December 31, 2009, primarily due to an increase in Investment Banking related sales activity.

          Loss from extinguishment of mandatorily redeemable preferred stock of approximately $1.6 million is related to the Company's previously mentioned early redemption of its Series B Preferred Stock on September 28, 2010. (Refer to Note 17 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.)

          Other expenses of $17.4 million for the year ended December 31, 2010 increased by $4.0 million compared to the year ended December 31, 2009 primarily due to an increase in professional service fees, a revaluation of an indemnification receivable and non-income based taxes.

  Income Tax Expense (Benefit)

          The effective income tax rate from continuing operations for the year ended December 31, 2010 of 37.9% resulted in an income tax benefit of approximately $9.8 million. The effective rate differs from the federal statutory rate of 35% primarily due non-deductible Series B Preferred Stock dividends recognized through September 2010 and the related non-deductible loss on early redemption. This was partially offset by state and local income taxes and a reduction in unrecognized tax benefits which is primarily a result of settlements during the year.

          The Company's effective income tax rate from continuing operations for the year ended December 31, 2009 of 11.0% resulted in income tax expense of approximately $6.8 million. The effective rate differed from the federal statutory rate of 35% primarily due to the release of the deferred tax valuation allowance of $24.7 million, including the recognition of tax benefits from net operating losses utilized in the current year for which a valuation allowance was historically recorded. This was partially offset by state and local taxes, non-deductible Series B Preferred Stock dividends, a change in estimated state tax rates, provision to return adjustments and non-deductible share based compensation.

          The Company released the valuation allowance on its net deferred tax assets during the year ended December 31, 2009 because of, among other factors, the continued trend of improved profitability, the success of the Company's secondary offering, the completion of management's restructuring plan and the successful integration of the AmTech and Gleacher Partners, Inc. acquisitions.

  Discontinued Operations

          Discontinued operations for the years ended December 31, 2010 and 2009 primarily relate to the results of the Equities division which have been reclassified as discontinued operations due to the Company's decision to exit the Equities business on August 22, 2011. (Refer to Notes 25 and 26 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.)

  Segment Highlights

          For presentation purposes, net revenues within each of the businesses are classified, if applicable, into commissions and principal transactions, investment banking, investment gains/(losses), net interest, and other. Commissions and principal transactions include commissions on agency trades and gains and losses from sales and trading activities. Investment banking includes revenues generated from capital raising through underwritings and private placements of equity and debt securities, and financial advisory service fees in regards to mergers and acquisitions, restructuring and corporate finance related matters. Investment gains/(losses) reflect gains and losses on the Company's FATV investment. Other revenues reflect management fees received from FATV and fees earned related to residential mortgage lending activities of ClearPoint. Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company's inventory levels.

          The Equities segment results have been reclassified as a discontinued operation and are therefore no longer reported below. In connection with this development, the goodwill and intangible asset impairment and any previously reported intangible asset amortization related to the Equities reporting unit which was previously included within "Other" have also been reclassified within discontinued operations.

          Refer to Note 27 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for information on assets by segment.

MBS/ABS & Rates (In thousands)	2011	2010	2009
Net revenues
Commissions and Principal transactions	$53,754	$76,897	$117,518
Net interest	46,164	40,030	26,662
Other	15	217	184

Total net revenues	$99,933	$117,144	$144,364

Pre-tax contribution	$31,452	$32,597	$56,283

  Years Ended December 31, 2011 vs. 2010

          Net revenues of the MBS/ABS & Rates segment declined by $17.2 million to $99.9 million for the year ended December 31, 2011, compared to $117.1 million in the prior year. The decrease in net revenues was attributable to lower commission and principal transactions revenues of $23.1 million due to net revenue declines on asset-backed securities, and lower trading volumes in the current year. Net interest income increased $6.1 million due to increased inventory levels, partially offset by lower coupon interest received. Pre-tax contribution of $31.5 million decreased $1.1 million, compared to $32.6 million of pre-tax contribution for the prior year. This reduction is a direct result of the lower revenues, partially offset by lower variable compensation expense (as a result of the lower revenues).

  Pre-tax contribution for the year ended December 31, 2010 was also impacted by $5.7 million of non-cash compensation expense resulting from the previously mentioned changes in the vesting provisions to equity compensation awards to be granted in connection with 2010 year-end bonuses and the related impact of the changes to certain outstanding equity awards granted in connection with year-end bonuses for prior years.

  Years Ended December 31, 2010 vs. 2009

          MBS/ABS & Rates net revenues decreased 19% to $117.1 million in 2010. Commissions and principal transaction revenues decreased $40.6 million, or 35%, compared to the prior year. This was due to a narrowing of bid-ask spreads, partially offset by increased trading volumes. Net interest income increased $13.4 million due to coupon interest received on increased inventory levels as well as lower funding costs. Pre-tax contribution decreased $23.7 million, or 42%, as a result of the decrease in revenues and lower related variable compensation costs. This was partially offset by higher costs due to increased headcount and new products traded, as well as the $5.7 million of non-cash compensation resulting from the previously mentioned changes in the vesting provisions for equity compensation awards.

Corporate Credit (In thousands)	2011	2010	2009
Net revenues
Commissions and Principal transactions	$66,688	$79,357	$113,647
Net interest	1,266	1,246	741
Other	567	73	—

Total net revenues	$68,521	$80,676	$114,388

Pre-tax contribution	$8,532	$1,782	$14,876

  Years Ended December 31, 2011 vs. 2010

          Net revenues of the Corporate Credit segment declined by $12.2 million to $68.5 million for the year ended December 31, 2011, compared to $80.7 million in the prior year. The decrease in net revenues was attributable to lower commissions and principal transaction revenues of $12.7 million, primarily due to a decrease in spreads during the year, partially offset by higher volumes. Pre-tax contribution of $8.5 million for the year ended December 31, 2011 increased by $6.8 million, compared to pre-tax contribution of $1.8 million in the prior year. This increase is the result of a larger portion of compensation expense expected to be paid in stock-based compensation compared to the prior year. Pre-tax contribution for the year ended December 31, 2010 was also impacted by $4.7 million of non-cash compensation expense resulting from the previously mentioned changes in the vesting provisions to equity compensation awards to be granted in connection with 2010 year-end bonuses and the related impact of the changes to certain outstanding equity awards granted in connection with year-end bonuses for prior years.

  Years Ended December 31, 2010 vs. 2009

          Corporate Credit net revenues decreased $33.7 million or 29% to $80.7 million in 2010. Commissions and principal transaction revenues decreased $34.3 million, or 30%, primarily due to a decrease in volumes and a narrowing of bid-ask spreads. While net revenues declined $33.7 million, pre-tax contribution decreased $13.1 million, or 88%, primarily due to lower revenues and related variable compensation costs, partially offset by the impact of fixed compensation costs in relation to revenues as well as the $4.7 million of non-cash compensation resulting from the previously mentioned changes in the vesting provisions to equity compensation awards.

Investment Banking (In thousands)	2011	2010	2009
Net revenues
Investment banking	$33,070	$45,347	$46,156
Other	—	90	168

Total net revenues	$33,070	$45,437	$46,324

Pre-tax contribution	$5,164	$2,084	$12,031

  Years Ended December 31, 2011 vs. 2010

          Net revenues of the Investment Banking segment declined by $12.4 million to $33.0 million for the year ended December 31, 2011, compared to $45.4 million in the prior year. Advisory revenues decreased $8.2 million to $24.3 million, compared to $32.5 million in the prior year. Capital Markets revenues decreased $4.2 million to $8.7 million, compared to $12.9 million in the prior year. Pre-tax contribution of $5.2 million for the year ended December 31, 2011 increased by $3.1 million, compared to pre-tax contribution of $2.1 million in the prior year. This was a result of lower compensation expense resulting from realignment of the division, which occurred in the third quarter of 2011. This action better aligned compensation expense as a percentage of revenue with management's goals. The lower compensation expense was partially offset by $2.3 million of severance and stock based compensation expense and other non-compensation expenses resulting from the termination of 32 investment banking employees in connection with the realignment. Pre-tax contribution for the year ended December 31, 2010 was also impacted by $2.3 million of non-cash compensation expense resulting from the previously mentioned changes in the vesting provisions to equity compensation awards to be granted in connection with 2010 year-end bonuses and the related impact of the changes to certain outstanding equity awards granted in connection with year-end bonuses for prior years.

  Years Ended December 31, 2010 vs. 2009

          Investment banking revenues for the year ended December 31, 2010 were $45.3 million and were comprised of capital markets fees of $12.9 million and advisory fees of $32.4 million, which is consistent with the prior year revenues, including the mix between capital markets and advisory fees. Pre-tax contribution decreased $9.9 million, or 83%, primarily due to higher variable compensation costs year over year, $2.3 million of non-cash compensation resulting from the previously mentioned changes in the vesting provisions to equity compensation awards, as well as $1.9 million from the restructuring of an employment arrangement.

ClearPoint (In thousands)	2011	2010	2009
Net revenues
Principal transactions	$40,120	$—	$—
Net interest	519	—	—
Other	6,285	—	—

Total net revenues	$46,924	$—	$—

Pre-tax loss	$(3,686)	$—	$—

Year Ended December 31, 2011

        ClearPoint generated $46.9 million of net revenues for the year ended December 31, 2011. Pre-tax losses for ClearPoint for the year ended December 31, 2011 was $3.7 million, primarily due to recruitment and certain other costs associated with the segment's expansion to conduct business in new states. As of December 31, 2011, ClearPoint was conducting business in 43 states, compared to 41 states as of September 30, 2011 and 19 states as of January 3, 2011.

        Refer to "—Liquidity and Capital Resources—ClearPoint and Related Matters" for discussion on liquidity constraints recently experienced by ClearPoint and its remediation plans with respect thereto.

Other (In thousands)	2011	2010	2009
Net revenues
Commissions and Principal transactions	$(106)	$(4)	$(11)
Investment gains	2,996	7	5,698
Net interest	6,330	4,698	6,436
Other	3,504	624	1,417

Total net revenues	$12,724	$5,325	$13,540

Pre-tax loss	$(103,339)	$(62,246)	$(21,834)

Years Ended December 31, 2011 vs. 2010

        Other net revenues of $12.7 million for the year ended December 31, 2011 increased by $7.4 million, compared to net revenues of $5.3 million in the prior year. This increase was attributable to higher investment gains from the change in value of the Company's investment in FATV and a gain of $0.9 million resulting from the sale of an investment security. Net revenues for the year ended December 31, 2011 also include the gain from bargain purchase of $2.3 million related to the ClearPoint acquisition. Net interest income increased by $1.6 million, primarily due to interest expense no longer being incurred on the Series B Preferred Stock, which was redeemed in September 2010. Pre-tax loss increased by $41.1 million to $103.3 million for the year ended December 31, 2011, compared to $62.2 million in the prior year. This increase was a result of a goodwill and intangible asset impairment charge related to the investment banking division of $80.2 million in connection with the realignment of the division in the third quarter of 2011 and $1.7 million of severance expense due to the resignation of the former interim CEO. These matters were partially offset by the higher net revenues, as well as lower variable compensation costs for members of senior management.

        Pre-tax loss for the year ending December 31, 2010 also includes the previously mentioned (i) $13.3 million of compensation expense related to the separations of the former CEO and the former CFO from the Company during the first quarter of 2010 (ii) $3.9 million of occupancy expense related to lease terminations associated with the consolidation of certain of the Company's offices to its current location in New York City (iii) $2.3 million of non-cash compensation expense associated with the modification to a senior executive's unvested share-based compensation awards, (iv) the $1.6 million loss on extinguishment of the Series B Preferred Stock and (v) the partial revaluation of an indemnification receivable of $0.7 million.

Years Ended December 31, 2010 vs. 2009

        Other net revenues of $5.3 million in 2010 decreased $8.2 million compared to $13.5 million in 2009. Investment gains decreased $5.7 million primarily due to changes in the value of the Company's investment in FATV. Net interest income was $4.7 million compared $6.4 million in 2009. The change in net interest was due to a decrease in inter-company financing of the activities of other business segments, primarily MBS/ABS & Rates. Pre-tax loss for the year ended December 31, 2010 of $62.2 million increased $40.4 million, or 185% compared to a pre-tax loss of $21.8 million in the prior year. Pre-tax loss for the year ended December 31, 2010 was impacted by the previously mentioned (i) $13.3 million of compensation expense related to the separations of the former CEO and the former CFO from the Company during the first quarter of 2010, (ii) $3.9 million of occupancy expense related to lease terminations associated with the consolidation of certain of the Company's offices to its current location in New York City, (iii) $2.3 million of non-cash compensation expense associated with the previously mentioned modification to a senior executive's unvested share-based compensation awards, (iv) the $1.6 million loss on extinguishment of the Series B Preferred Stock, and (v) the partial revaluation of an indemnification receivable of $0.7 million, and an increase in professional fees and non-income based taxes.

Explanation and Reconciliation of the Company's Use of Non-GAAP Financial Results

        The Company has included certain financial metrics below that were not prepared in accordance with GAAP. These non-GAAP financial results, which include presentations of net revenues, compensation and benefits, non-compensation expenses, income before income taxes from continuing operations, provision for income taxes, net income from continuing operations, compensation expense ratios, pre-tax margin, return on average tangible equity and diluted earnings per share, are presented as an additional aid in understanding and analyzing the Company's financial results for the years ended December 31, 2011 and 2010. Specifically, the Company believes that the non-GAAP results provide useful information by excluding certain items that may not be indicative of the Company's core operating results or business outlook and also to emphasize information that the Company believes is important to understanding the Company's performance. These non-GAAP amounts exclude items reflected as adjustments within the "Reconciliation of GAAP to Non-GAAP Income from Continuing Operations" table below. The Company believes these non-GAAP results will allow for a better evaluation of the operating performance of the business and facilitate a meaningful comparison of the Company's results in the current period to those in prior periods and future periods. References to these non-GAAP results should not be considered a substitute for results that are presented in a manner consistent with GAAP.

        A limitation of utilizing these non-GAAP financial results is that the GAAP accounting effects of these excluded items do in fact reflect the underlying financial results of the Company's business, and these effects should not be ignored in evaluating and analyzing its financial results. Therefore, the Company believes that non-GAAP results should be considered together with their corresponding GAAP results.

 Reconciliation of GAAP to Non-GAAP Income from Continuing Operations

	Year Ended December 31, 2011					Year Ended December 31, 2010
(In thousands, except per share and ratio data)
	GAAP	Adjustments		Non-GAAP		GAAP	Adjustments		Non-GAAP
Net revenues	$261,172	$(2,330	)(1)	$258,842		$248,582	$—		$248,582

Non-interest expenses:
Compensation and benefits	162,537	(3,632	)(2)	158,905		222,833	(23,184	)(3)	199,649
Non-compensation expenses	160,512	(80,842	)(4)	79,670		51,532	(6,130	)(5)	45,402

Total non-interest expense	323,049	(84,474)		238,575		274,365	(29,314)		245,051

(Loss)/income from continuing operations before income taxes	(61,877)	82,144		20,267		(25,783)	29,314		3,531
Provision for income taxes	2,207	5,928		8,135	(6)	(9,778)	13,292		3,514	(7)

Net (loss)/income from continuing operations	$(64,084)	$76,216		$12,132		$(16,005)	$16,022		$17

Earnings per share:
Diluted—continuing operations	$(0.52)			$0.09	(8)	$(0.13)			$0.00	(9)
As a percentage of net revenues:
Compensation and benefits	62.2%			61.4%		89.6%			80.3%
(Loss)/income from continuing operations before income taxes	(23.7)%			7.8%		(10.4)%			1.4%

(1)
Represents the bargain purchase gain related to the ClearPoint acquisition in the first quarter of 2011.

(2)
Represents (i) severance and stock-based compensation expense of $1.9 million related to the investment banking realignment which resulted in the termination of 32 investment banking employees and certain administrative positions and also includes (ii) $1.7 million due to the resignation of the former interim CEO in the second quarter of 2011.

(3)
Includes (i) $13.3 million of severance expense related to the separations of our former CEO and former CFO from the Company recorded in the first quarter of 2010 (ii) $5.7 million in non-cash compensation resulting from a modification to the vesting terms of certain outstanding equity awards granted in connection with year-end bonuses for prior years (iii) $2.3 million related to the modification of a senior executive's unvested share based compensation awards and (iv) $1.9 million from the restructuring of an employment arrangement.

(4)
Includes goodwill and intangible impairment charges of $80.2 million and other non-compensation expenses of $0.6 million as a result of the Investment Banking realignment.

(5)
Includes (i) $3.9 million of occupancy expense associated with the consolidation of certain of the Company's offices to its current location in New York City (ii) $1.6 million loss on extinguishment of the mandatorily redeemable preferred stock and (iii) $0.6 million related to the partial revaluation of the previously mentioned indemnification receivable which occurred during the third quarter of 2010.

(6)
The effective income tax rate of 40.1% differs from the federal statutory rate of 35% primarily due to state and local taxes, partially offset by a change in estimate related to the limitation on net operating loss carryforwards.

(7)
The effective income tax rate of 99.5% differs from the federal statutory rate of 35% primarily due to non-deductible mandatorily redeemable preferred stock dividends recognized through September 2010, provision to return adjustments, a change in estimate of the state apportioned statutory rate, and state and local taxes. This was partially offset by a reduction in income tax benefits as a result of a settlement during the year.

(8)
Non-GAAP net income from continuing operations divided by 129.5 million dilutive shares.

(9)
Non-GAAP net income divided by 121.3 million dilutive shares.

Return on Average Tangible Stockholders' Equity (Non-GAAP)

        Presented below is information on the Company's annualized return on average tangible stockholders' equity (Non-GAAP):

	Twelve Months Ended December 31,
(Dollars in thousands)	2011	2010
Net income/(loss) from continuing operations (non-GAAP)(1)	$12,132	$17
Plus: Amortization of intangibles, net of tax	1,540	2,108

Net income from continuing operations, adjusted (non-GAAP)	$13,672	$2,125

Average total stockholders' equity (GAAP)	$314,313	$344,699
Plus: non-GAAP adjustments to net income/(loss) from continuing operations	530 (2)	16,022 (1)
Less: Average intangible assets	(79,938)	(123,254)

Average tangible stockholders' equity (non-GAAP)	$234,905	$237,467

Annualized return on tangible stockholders' equity (non-GAAP)	5.8%	0.8%

(1)
Designates non-GAAP financial results. A reconciliation of the Company's GAAP results to non-GAAP financial results is set forth above under the caption "Reconciliation of GAAP to Non-GAAP Income from Continuing Operations."

(2)
Represents the adjustments to net income/(loss) from continuing operations for the year ended December 31, 2011 per the "Reconciliation of GAAP to Non-GAAP Income from Continuing Operations" table above of $76.2 million, adjusted for the impact of the goodwill and intangible impairment charges of $80.2 million (or $75.7 million on an after-tax basis).

Return on Average Stockholders' Equity (GAAP)

        Presented below is information on the Company's annualized return on average stockholders' equity, which is the most directly comparable GAAP metric to the Non-GAAP metric above:

	Twelve Months Ended December 31,
(Dollars in thousands)	2011	2010
Net loss from continuing operations	$(64,084)	$(16,005)

Average total stockholders' equity	$314,313	$344,699

Annualized return on stockholders' equity	(20.4)%	(4.6)%

Financial Condition

        The Company's financial instruments owned comprised approximately 47.1% and 77.3% of total assets at December 31, 2011 and 2010, respectively. During the year ending December 31, 2011, the Company's matched book repurchase activities expanded and comprised approximately 46.1% of total assets and 48.6% of total liabilities at December 31, 2011.

        The majority of the Company's financial instruments owned are financed by the Company's clearing agents and, to a lesser extent, through secured borrowings. Payables to brokers, dealers and clearing organizations comprised approximately 36.4% and 83.9% of the Company's total liabilities at December 31, 2011 and 2010, respectively.

        Financial instruments owned and securities sold, but not yet purchased consisted of the following at December 31:

	2011		2010
(In thousands)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Financial Instruments
Agency mortgage-backed securities	$1,085,621	$—	$1,085,382	$—
Loans	228,226	—	—	—
U.S. Government and federal agency obligations	164,563	169,855	47,581	92,971
Non-agency mortgage-backed securities	56,573	—	80,175	—
Corporate debt securities	14,524	12,254	4,037	1,004
Preferred stock	1,617	914	12,381	2,469
Equities	1,001	2	14,272	13,148
Other debt obligations	839	—	37,278	—
Derivatives	1,696	1,971	137	2,683

Total	$1,554,660	$184,996	$1,281,243	$112,275

        Refer to Notes 1 and 8 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding the Company's accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with ASC 820 "Fair Value Measurements and Disclosures" ("ASC 820").

Liquidity and Capital Resources

        Liquidity is of paramount importance to the success of our operations. The Company manages its liquidity by monitoring its funding and cash flow needs daily and measuring them against available cash levels in order to maintain available cash at its clearing agents so there is liquidity available for operations and for meeting financing obligations even under stressful market conditions. The Company also maintains conservative leverage ratios and generally holds inventory that is readily convertible to cash. The majority of the Company's inventory is financed by our clearing agents and, to a lesser extent, through repurchase agreements. We use these financing sources, and periodically consider others in order to reduce funding/liquidity risk.

        The Company had cash and cash equivalents of $36.7 million and $40.0 million, respectively at December 31, 2011 and 2010. In addition, the Company's securities positions in trading accounts that are readily marketable and actively traded are approximately $1.3 billion and $1.2 billion at December 31, 2011 and 2010, respectively. These financial instruments are substantially financed by the Company's payable to its clearing broker and secured borrowings. The level of assets and liabilities will fluctuate due to changing market conditions and customer demand.

        The majority of the cash and readily marketable securities are assets of Gleacher Securities, a regulated broker-dealer subsidiary, which is subject to various laws and regulations including those that authorize regulatory bodies to monitor and/or restrict the flow of funds, in certain circumstances, to the parent holding company or any other affiliates. Such regulations may prevent the Company from accessing liquidity within the broker-dealer in order to conduct business activities or satisfy the obligations of the parent holding company and/or any other subsidiaries affiliated with the broker-dealer.

ClearPoint and Related Matters

        ClearPoint finances its mortgage loan origination activity through short-term, secured mortgage warehouse lines of credit. At December 31, 2011, ClearPoint had access to three warehouse lines of credit with a total capacity of $250 million (of which $100 million was committed capacity). These lines carry floating rates of interest and are effectively collateralized by ClearPoint's funded but unsold loans. In February 2012, one of the lenders reduced to $0 the committed capacity under its warehouse line (meaning that lender is under no obligation to fund any particular loan origination). In addition, in March 2012, the lender of ClearPoint's remaining committed warehouse line (total capacity of $75 million) elected not to renew its line, which was scheduled to expire on March 10, 2012. Instead, this lender agreed to extend the line for 120 days. ClearPoint may make requests for funding under this line for the first 60 days of the extension, with the amount which ClearPoint may request decreasing, ultimately to zero at the sixtieth day. However, the lender is not committed to agree to any particular funding request. ClearPoint must repay all amounts outstanding under this line upon expiration of the line (as extended). At March 16, 2012, ClearPoint had advances of $56.4 million outstanding under this line and during the period January 1, 2012 through March 16, 2012 has sold loans off this line at an average pace of $2.4 million per day. ClearPoint is currently limiting the use of this warehouse line for future fundings, but as mentioned above, does have the availability to make requests for funding under this line for the first 60 days of the extension. There can be no assurance that the rate at which ClearPoint sells loans off this line continues at the same rate as prior to March 16, 2012.

        ClearPoint's other two warehouse lines expire in September 2012, and one, in the amount of $100 million, can be terminated at will by the lender on 90-days' notice. If ClearPoint is unable to replace borrowing capacity when warehouse lines expire or the lenders do not continue to fund requests, ClearPoint may be required to reduce its loan origination activities and may not be able to satisfy its unfunded loan commitments.

        Outstanding borrowings on the warehouse lines were approximately $162.5 million as of March 16, 2012.

        ClearPoint currently relies on a limited number of investors to purchase its originated mortgage loans. ClearPoint's ability to continue financing mortgage loans is highly dependent on ClearPoint's investors purchasing the loans, as well as the willingness of the lenders to provide financing as to any given loan origination, as the lenders have no firm financing commitment. The amount of financing extended by the lenders as to any loan can be reduced incrementally by the lender if the loan remains unsold for specified periods of times. Failure of ClearPoint's investors to continue purchasing its loans and/or a slowdown in such purchases could result in curtailment payments and adversely impact ClearPoint's liquidity.

        In recent months, the rapid expansion of ClearPoint's business, coupled with an unanticipated slow-down in loan purchases by one of ClearPoint's principal loan purchasers, combined to lengthen the period of time during which ClearPoint's loan originations have persisted on the warehouse lines. The resulting increase in curtailment payments, combined with the more restrictive financing terms, including the terms of the renegotiated curtailment schedules, has compounded ClearPoint's liquidity constraints.

        In order to facilitate the purchase by Citibank, of approximately $56 million of loans originated by ClearPoint (thereby reducing curtailment risk and making available capacity under the warehouse lines), in February 2012 the Parent guaranteed certain of ClearPoint's obligations relating to the Citibank purchase (the "Citibank Guaranty"). At or prior to the time of purchase, Citibank had conducted a pre-purchase review and had cleared these loans for purchase subject to the resolution of identified conditions relating to certain of the loans and regarding documentation and other similar matters. ClearPoint has 30 days from the date of purchase to favorably resolve these conditions and a minimum of 10 days to resolve any related follow-up conditions. If ClearPoint is unable to favorably resolve one or more conditions within the requisite time period, Citibank can require ClearPoint to repurchase such loan. Citibank can also require ClearPoint to repurchase any loan with unresolved conditions that falls into borrower payment default (defined as payment more than 30 days past due). As of March 16, 2012, the conditions relating to $12.5 million of these loans had been favorably resolved. Under the Citibank Guaranty, which remains in effect until March 30, 2012 (subject to extension as to any loan that had unresolved follow-up conditions), the Parent has guaranteed payment to Citibank for any required repurchase if ClearPoint does not itself make such repurchase.

        Concurrently with the Citibank transactions, the Parent entered into limited guaranties (the "Curtailment Guaranties") in favor of certain of ClearPoint's lenders, which remain in effect until the termination of the related lender's warehouse line and the satisfaction of any curtailment obligations. Under the Curtailment Guaranties, the Parent has guaranteed certain of ClearPoint's obligations with respect to required curtailment payments if ClearPoint fails to make such payments. With respect to loans financed under the warehouse lines on or about February 29, 2012 (the "legacy loans"), the Parent has guaranteed ClearPoint's curtailment obligations up to the full principal amounts of the loans. The maximum potential exposure under the Curtailment Guarantees with respect to these loans is initially approximately $114 million (assuming curtailment of 100% of the amounts then advanced and without giving effect to the realizable value of the related loans). This exposure decreases as loans in the lenders' respective warehouse lines are sold to third parties. Approximately $51.6 million of such loans had been sold to third parties as of March 16, 2012. Any payments under the Curtailment Guaranties are required to be made upon three business days' prior notice following failure by ClearPoint to pay such amount. The Parent would seek to recoup payments under these guaranties from the proceeds of the sale of the related loans.

        In connection with the extension of the extended warehouse line discussed above, the lender issued a notice of default of certain of ClearPoint's financial covenants relating to ClearPoint's liquidity from

October 2011 to March 2012,and certain levels of profits/losses in February 2012. The lender simultaneously provided a waiver, but required more restrictive curtailment provisions and financing terms. The default notice triggered cross defaults under ClearPoint's other warehouse lines. In February 2012, ClearPoint was also in default of covenants related to liquidity and profits/losses. These defaults resulted in cross-defaults under each other warehouse line. ClearPoint obtained waivers from each of the lenders covering these defaults and cross-defaults. In connection with waivers granted by two of the lenders, the Parent's exposure under its curtailment guaranties increased to range from 5% to 100% of the lesser of, in general, the market value or the principal amount of such loans, depending on the length of time such loans persist on the warehouse line.

        With the assistance of the Parent, ClearPoint is engaged in a remediation program designed to address the curtailment and default issues it has experienced lately and generally reduce its risk profile. The program consists of the following principal elements:

  •
  limiting new loan originations to more closely balance the rate of loans entering the warehouse with the rate of loan sales to investors, and to reflect the reduction of warehouse capacity resulting from the pending termination of one of the warehouse lines;

  •
  employing a limit methodology to ensure compliance with the above;

  •
  right-sizing ClearPoint's sales force based upon new loan origination limits;

  •
  enhancing the operational infrastructure (including implementing temporary measures to address the unresolved conditions related to the Citibank purchase);

  •
  evaluating changes to ClearPoint's management to enhance its expertise and better match talents to responsibilities;

  •
  increasing the number of loan purchasers with which ClearPoint transacts; and

  •
  pursuing additional warehouse line lenders.

        In addition, ClearPoint is analyzing additional loan distribution channels, including becoming licensed to sell directly to Fannie Mae, Freddie Mac and other government-sponsored entities as well as collaborating with the Company's broker-dealer subsidiaries to securitize loans originated by ClearPoint. Other strategies may be pursued, as well.

        ClearPoint is currently limiting its daily average loan commitments to a level that is aligned with its current distribution opportunity. ClearPoint's average daily loan commitments for the month of January 2012 were approximately $15.9 million, compared to average daily sales of approximately $8.5 million. Average daily loan commitments for the period March 1, 2012 through March 16, 2012 have been significantly reduced and were approximately $7.2 million, more closely aligned with average daily sales for this period of approximately $7.9 million. Alignment of the loan commitments with amounts sold should mitigate ClearPoint's exposure (and the Parent's as a result of the curtailment guaranties) to future curtailment payments.

        In connection with addressing ClearPoint's liquidity constraints, the Parent issued the guaranties described above in order to obtain concessions from certain of ClearPoint's counterparties. While the Parent's maximum potential liability under these guaranties is substantial, the Company believes that under the most likely scenarios, the arrangements described above will not have a material adverse impact on the Parent and/or its subsidiaries. This belief is based in large part on ClearPoint's prior history of curtailment exposure, as well as ClearPoint (or the Parent) ultimately receiving the proceeds from the sale of these loans to finance, or offset, any payments made to the parties to which the guaranties were provided and the other factors listed below. ClearPoint's loan portfolio, as a whole, has the following characteristics:

  •
  weighted-average FICO (that is, credit) score of 770 for conventional loans and 717 for FHA loans;

  •
  weighted-average loan-to-value ratio of 65% for conventional loans and 93% for FHA loans; and

  •
  a weighted-average price (mark-to-market) of $103.02.

        As previously mentioned above, we do not believe that the exposures resulting from these arrangements will have a material adverse effect on our business or operations. Loans funded by ClearPoint since its acquisition on January 3, 2011 through March 16, 2012 totaled approximately $2.1 billion. Of these loans, approximately $20.8 million (1%) experienced a full curtailment and $5.3 million of these loans have not yet been sold. While significant curtailment payments are a possibility, during the period January 1, 2012 through March 16, 2012, the maximum amount of cash held by the lenders pursuant to curtailments was approximately $13.1 million (and would have been approximately $17.4 million under the terms of the current curtailment schedules).

        However, in light of the risks and uncertainties mentioned, if ClearPoint, with the Parent's assistance, is unable to execute on the outlined strategies and/or other events occur which reduce our ability to obtain continued financing, it could ultimately have a material and adverse effect on the Parent and/or its subsidiaries financial position, results of operations and cash flows. See "Risk Factors—Risks Relating to Liquidity and Access to Capital."

Share Repurchase

        In November 2011, the Company closed its modified "Dutch auction" tender offer. The Company accepted for purchase 6,601,313 shares of its common stock at a purchase price of $1.25 per share, or approximately $8.3 million in aggregate. Included within the shares accepted for purchase were 601,313 additional common shares that the Company elected to purchase pursuant to its option to increase the size of the offering by up to 2% of the outstanding shares of common stock. The share repurchase represented 5.17% of the shares outstanding prior to the consummation of the tender offer.

        In addition, as of December 31, 2011, the Company had repurchased 5.3 million shares of its common stock for approximately $10.6 million under its previously announced stock-repurchase program. In January 2012, the Board of Directors renewed this share repurchase program, authorizing up to $25 million in additional repurchases of Company common stock through the date on which the Company publicly releases its results of operations for fiscal 2012. No additional shares have been repurchased since the renewal of this program.

Restructuring and Strategic Plan

        In August 2011, the Company announced the implementation of a new strategic plan, which included the closure of the Company's Equities business, effective on the date of announcement, and realignment of the Investment Banking division. This resulted in the termination of 62 employees of the Equities division and 32 employees of the Investment Banking division as well as certain administrative positions. In connection with these actions, during the year ended December 31, 2011, the Company recorded (i) a restructuring charge of approximately $7.3 million (of which approximately $1.6 million was a non-cash charge) related to the closure of the Equities business, which was reported as a component of discontinued operations and (ii) approximately $2.5 million of expenses in connection with the realignment of the Investment Banking division (of which approximately $1.0 million was a non-cash charge). The Company's remaining liability resulting from the restructuring and realignment is approximately $1.4 million as of December 31, 2011, and therefore, such actions are not expected to have a significant adverse effect on our liquidity or future sources and uses of capital.

Series B Preferred Stock Redemption

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

Regulatory

        As of December 31, 2011, each of the Company's registered broker-dealer subsidiaries, Gleacher Securities and Gleacher Partners, were in compliance with the net capital requirements of FINRA and, in the case of Gleacher Securities, the NFA. The net capital rules restrict the amount of a broker-dealer's net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company's broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of December 31, 2011, Gleacher Securities had net capital of $76.4 million, which exceeded minimum net capital requirements of FINRA and the NFA by $76.1 million and Gleacher Partners had net capital of $0.8 million, which exceeded net capital requirements of FINRA by $0.5 million.

        In addition, ClearPoint is subject to net worth requirements, as required by the HUD. At December 31, 2011, ClearPoint's net worth was $18.6 million, which was $17.6 million in excess of the $1.0 million required minimum net worth. ClearPoint continues to remain in compliance with this net worth requirement.

Derivatives

        The Company utilizes derivatives for various economic hedging strategies to actively manage its market and liquidity exposures. In addition, the Company enters into mortgage loan interest rate lock commitments ("IRLCs") in connection with its mortgage lending activities, which could adversely impact the Company's liquidity to the extent there is insufficient capacity available on ClearPoint's mortgage warehouse lines of credit and/or ClearPoint's lender fail to provide financing on the portions of the lines which are uncommitted . Refer to Note 9, within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

Legal Proceedings

        From time to time, the Company and its subsidiaries are involved in legal proceedings or disputes (See Part I—Item 3—Legal Proceedings).

        Expenses associated with investigating and defending against legal proceedings can put a strain on our cash resources. In addition, any fines, penalties, or damages assessed against us, could also impact materially our liquidity. The Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries. In the ordinary course of business, the Company and its subsidiaries receive inquiries and subpoenas from the SEC, FINRA, state securities regulators and other regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions, and in the Company and/or its subsidiaries being cited for regulatory deficiencies. To date, none of these communications have had a material adverse effect on the Company's business nor does the Company believe that any pending communications are likely to have such an effect. Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company's business. In addition, the Company is also subject to claims by employees alleging discrimination, harassment or wrongful discharge, among other things, and seeking recoupment of compensation claimed (whether for cash or forfeited equity awards), and other damages.

        Based on currently available information, the Company does not believe that any current litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, results of operations, and cash flows, although an adverse development, or an increase in associated legal fees, could be material to the Company's financial results in a particular period, depending in part on the Company's operating results in that period.

Deferred Tax Assets

        Liquidity also arises from the Company's ability to utilize its net deferred tax assets in order to reduce current tax obligations. The Company currently believes that it is more likely than not that its net deferred tax assets of $30.8 million will ultimately be realized, based upon the Company's net cumulative income position, the Company's ability to carry back net operating losses, as well as the projection of future taxable income.

        In addition, a high concentration of the Company's deferred tax assets is attributable to stock-based compensation. To the extent that stock-based compensation vests at a share price less than the grant price, the related shortfall will first be applied against the cumulative windfall tax pool within additional paid-in capital, while any remaining shortfall (in excess of the cumulative windfall tax pool) will result in an increase in income tax expense.

        The realization of the net deferred tax assets is ultimately dependent upon the Company's ability to produce sufficient future taxable income prior to their expiration and the Company's stock price.

Off-Balance Sheet Arrangements

        Certain liabilities or commitments of the Company that are not recorded on the Company's Consolidated Statements of Financial Condition as of December 31, 2011 are identified or described in the "Contractual Obligations" section which follows, and within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

        In addition, refer to "Liquidity and Capital Resources—ClearPoint and Related Matters" for discussion regarding the Parent's obligations under certain guaranties issued with respect to ClearPoint.

Contractual Obligations

        The following table sets forth the contractual obligations which require us to make future cash payments which are described below by year:

(In thousands)	Total	2012	2013	2014	2015	2016	Thereafter	All Others
Amounts related to off-balance sheet obligations
ClearPoint loan commitments(1)	$176,805	$176,805	$—	$—	$—	$—	$—	$—
Operating leases (net of sublease rental income)(2)	75,768	7,260	6,897	6,053	5,835	5,326	44,397	—
Employment commitment(3)	1,745	764	736	245	—	—	—	—
Amounts related to on-balance sheet obligations
ClearPoint secured borrowings(4)	213,611	213,611	—	—	—	—	—	—
Working capital loan commitment(5)	4,613	4,613	—	—	—	—	—	—
Merger agreement commitment(6)	4,968	1,432	—	3,536	—	—	—	—
Liabilities from unrecognized tax benefits(7)	3,979	2,707	—	—	—	—	—	1,272
Subordinated debt(8)	801	208	185	320	63	25	—	—

Total	$482,290	$407,400	$7,818	$10,154	$5,898	$5,351	$44,397	$1,272

(1)
Represents the amount of ClearPoint's committed loans (of which $127.2 million are expected to fund). These commitments will be funded by ClearPoint's secured mortgage warehouse lines of credit to the extent there is available capacity and ClearPoint's lenders extend financing, as the lenders have no firm financing commitment.

(2)
The Company's headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options, free rent periods and escalation clauses which expire at various times through 2025. (Refer to Note 19 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.)

(3)
In connection with the Company's acquisition of ClearPoint on January 3, 2011, the former stock holder of ClearPoint is entitled to receive payments consisting of no more than $2.0 million payable in installments on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder. These payments are reduced for certain matters for which the Company is indemnified, including losses resulting from any loan losses with respect to loans presented to ClearPoint or originated on or prior to January 3, 2011. As of December 31, 2011, matters for which the Company was indemnified totaled $0.4 million.

(4)
Represents the amount borrowed by ClearPoint on its secured mortgage warehouse lines of credit, which is collateralized by approximately $228.2 million of loans.

(5)
Represents a commitment of the Company, acting as agent, to pay funding advances to an unrelated third party. This commitment is fully collateralized by a cash deposit provided by unrelated third party lenders, which is recorded within Cash segregated under federal and other regulations within the Company's Consolidated Statements of Financial Condition contained in Item 8 of this Annual Report on Form 10-K.

(6)
In connection with the acquisition of Gleacher Partners Inc., the Company agreed to pay $10 million to the selling parties five years after closing the Transaction. During the year ended December 31, 2011, the Company made no payments with respect to this obligation. The remaining $4.9 million, which is subject to acceleration under certain circumstances and therefore may result in full or partial repayment by June 2012, is recorded within the Company's Consolidated Statements of Financial Condition contained in Item 8 of this Annual Report on Form 10-K.

(7)
At December 31, 2011, the Company had a reserve for unrecognized tax benefits including related interest of $4.0 million. We currently anticipate that total unrecognized tax benefits will decrease by an amount between $0.0 million and $2.7 million in the next twelve months.

(8)
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

        Preparing financial statements in accordance with GAAP requires management to make estimates and assumptions. Due to their nature, estimates and assumptions involve judgments, which management makes based upon available information. In making these judgments, there is often a range of reasonable estimates or assumptions that could, appropriately, be made under GAAP. The estimates and assumptions chosen by management affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results or amounts could differ from estimates and judgments, and the difference could be material. Therefore, understanding these policies, and estimates and assumptions they require, is important in understanding the reported results of operations and the financial position of the Company.

        The Company believes that accounting for the topics listed below requires the greatest amount of, and therefore is most sensitive to, estimates and assumptions made by management:

  •
  valuation of securities and other assets,

  •
  goodwill and intangible assets,

  •
  contingencies,

  •
  income taxes, and

  •
  stock-based compensation.

Valuation of Securities and Other Assets

        Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at fair value, or at carrying amounts that approximate fair value, because of their short term nature, with the exception of the subordinated debt. Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealer and clearing organizations, related parties and others and Securities purchased under agreements to resell and Securities sold under agreements to repurchase. The fair value of the subordinated debt at December 31, 2011 and 2010 approximated fair value based on current rates available.

        Securities transactions in regular-way trades and the related profit and loss arising from such transactions are recorded on their trade date as if they had settled. Unrealized gains and losses from valuing investments at fair value, as determined by management, including the Company's investment in FATV, are included as revenues from investment gains/(losses). Commission income and expenses related to customers' securities transactions are reported on a trade date basis. Securities owned and securities sold, but not yet purchased, are recorded at fair value, which is the price that would be received upon the sale of an asset or paid upon transfer of a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. These financial instruments are primarily comprised of holdings in fixed income securities, mortgage loans originated by ClearPoint, and the Company's investment in FATV.

        Fixed income securities include securities traded in active markets, such as on-the-run treasuries, federal agency obligations, agency mortgage-backed securities, corporate debt, preferred stock and certain asset and mortgage-backed securities. In determining fair value for these financial instruments, management considers benchmark yields, reported trades for comparable trade sizes, recent purchases or sales of the financial assets, issuer spreads, benchmark securities, bids and offers. These inputs relate either directly to the financial assets being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions). Additionally, for certain mortgage-backed securities, management also considers various characteristics such as issuer, underlying collateral, prepayment speeds, cash flows and credit ratings.

        Fixed income securities also include certain securities not traded in active markets such as certain asset and mortgage-backed securities. In determining fair value for these financial instruments, management maximizes the use of market observable inputs when available. Management utilizes factors such as bids that were received, recent purchases or sales of the financial assets, spreads to the yield curve on similar offered financial assets, or comparing spreads to similar financial assets that traded and had been priced through an independent pricing source. The Company generally does not use internally developed valuation models to determine fair value for any holdings other than commercial mortgage-backed securities positions. Management considers its valuation methodologies consistent with the assumptions made by other market participants in valuing similar financial assets.

        Fair value of residential mortgage loans originated by ClearPoint are determined utilizing observable market factors and is principally based on the fair value of the "to-be-announced" ("TBA") forward securities market. For the Company's investment in FATV, which includes holdings in illiquid and privately held securities that do not have readily determinable fair values, the general partner applies certain valuation techniques, including consideration of comparable market transactions and the use of valuation models to determine the discounted value of estimated future cash flows, adjusted as appropriate for market and/or other risk factors.

        Securities owned and investments include, at December 31, 2011 and 2010, $80.8 million and $136.4 million, respectively, of financial instruments whose fair value is determined predominantly by unobservable inputs that reflects management's own assumptions (i.e., Level 3 classification as defined by ASC 820).

        Refer to Note 8 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding the Company's financial instruments and classification of such financial instruments in accordance with ASC 820.

Goodwill and Intangible Assets

        The Company amortizes intangible assets over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company, and tests for impairment at the time of a triggering event, if one were to occur. Goodwill is not amortized; instead, it is reviewed on an annual basis for impairment. Goodwill may be impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. A reporting unit is defined by the Company as an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. For impairment testing purposes, goodwill has been allocated to each reporting unit based upon the goodwill derived from each specific acquisition. The Company has designated its annual impairment testing dates for its MBS/ABS & Rates, Equities, and Investment Banking reporting units to be December 31, October 1, and June 1, respectively. The results of the most recent impairment tests indicated that the fair value of the MBS/ABS & Rates reporting unit exceeded its carrying value by approximately 70%.

        The outcome of the goodwill impairment tests for the Equities and Investment Banking reporting units, which relies on significant unobservable inputs to determine the goodwill's fair value, resulted in approximately $75.7 million of goodwill allocated to the Investment Banking reporting unit and all of the goodwill of the Equities reporting unit (classified as part of discontinued operations) being written off during the year ended December 31, 2011. In connection with these impairment tests, the Company evaluated the recoverability of the intangible assets allocated to these reporting units, by comparing the sum of the undiscounted cash flows expected to result from the use and eventual disposition of such assets to their carrying amounts. These outcomes resulted in the write-off of approximately $4.6 million of the intangible assets allocated to the Investment Banking reporting unit and all of the intangible assets allocated to the Equities reporting unit (classified as part of discontinued operations).

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

Contingencies

        The Company is subject to contingencies, including judicial, regulatory and arbitration proceedings, tax and other claims. The Company recognizes a liability related to legal and other claims in Accrued expenses within the Consolidated Statements of Financial Condition contained in Item 8 of this Annual Report on Form 10-K when incurrence of a loss is probable and the amount of the loss is reasonably estimable. The determination of these amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to the amount of the claim; the amount of the loss, if any, incurred by the other party; the basis and validity of the claim; the possibility of wrongdoing on the part of the Company; likely insurance coverage; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and any reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may prove to be incorrect, which could materially affect results in the period the claims are ultimately resolved.

Income Taxes

        Significant judgment is required in determining whether a valuation allowance should be provided against the Company's deferred tax assets ("DTAs"), which is provided when it is more likely than not that such DTAs will not be realized. No valuation allowance has been provided on the Company's net deferred tax assets of $30.8 million at December 31, 2011. Such determination is based upon the Company's net cumulative income position, the Company's ability to carry back net operating losses, as well as the projection of future taxable income.

        However, if the Company does not generate sufficient taxable income in 2012, it is possible that the Company may be in a cumulative tax loss position and may need to re-evaluate the realizability of the deferred tax asset. If warranted, the establishment of a valuation allowance could be material, depending on its magnitude, in relation to the Company's operating results during the period in which it is recorded.

        In addition, a high concentration of the Company's deferred tax assets is attributable to stock-based compensation. To the extent that stock-based compensation vests at a share price less than the grant price, the related shortfall will first be applied against the cumulative windfall tax pool within additional paid-in capital, and any remaining shortfall (in excess of the cumulative windfall tax pool) will result in an increase in income tax expense.

        The Company's effective tax rate is impacted by a variety of factors, including fluctuations in year over year actual pre-tax (loss)/income, changes in the statutory tax rates to which the Company's operations are subject, settlements or changes to uncertain tax positions, changes in the Company's valuation allowance, any recognized shortfalls related to stock-based compensation and other miscellaneous items.

Stock-Based Compensation

        The cost of employee services received in exchange for a stock-based compensation award is measured based upon the grant-date fair value of the award. Option grants to employees include judgments with respect to inputs utilized to calculate grant date fair value, including volatility, expected term and related discount rate assumptions. Compensation expense for awards that contain performance conditions are recognized when it becomes probable that such performance conditions will be met. Awards that do not require future service are expensed immediately. Such awards that require future service are amortized over the relevant service period on a straight-line basis. Expected forfeitures are included in determining stock-based employee compensation expense.

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11 "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires new disclosures about balance sheet offsetting and related arrangements. For derivative financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to offsetting requirements but not offset in the balance sheet. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset, and since these amended principles require only additional disclosures, the adoption of ASU 2011-11 will not affect the Company's financial condition, results of operations or cash flows.

        In September 2011, the FASB issued ASU No. 2011-08 "Intangibles—Goodwill and Other: Testing Goodwill for Impairment" ("ASU 2011-08"), in order to simplify how entities test goodwill for impairment. ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), in order to improve the comparability, consistency, and transparency of financial reporting and to increase prominence of items reported in other comprehensive income. The amendments in this ASU include the requirement that all non-owner changes in stockholders' equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, except for new presentation requirements about reclassification of items out of accumulated other comprehensive income which are currently deferred indefinitely. Since the amendments primarily impact presentation of financial information, the Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company's consolidated financial statements.

        In May 2011, the FASB issued ASU No. 2011-04 "Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"), in order to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards ("IFRS"). The amendments in this ASU include clarification of (i) the application of the highest and best use valuation premise concepts and specifies that such concepts are relevant only when measuring the fair value of nonfinancial assets, (ii) the requirement to measure certain instruments classified in stockholders' equity at fair value, such as equity interests issued as consideration in a business combination and (iii) disclosure requirements regarding quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements, including (a) measuring the fair value of financial instruments that are managed within a portfolio by permitting entities to measure such financial instruments on a net basis if such entities manage such financial instruments on the basis of their net exposure, (b) clarifying that premiums or discounts related to size as a characteristic of the reporting entity's holding (specifically, a blockage factor) rather than as a characteristic of the asset or liability (for example, a control premium) are not permitted in a fair value measurement and (c) the expansion of disclosures about fair value measurements, including the valuation processes of financial instruments categorized within Level 3 of the fair value hierarchy and sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of ASU 2011-04 on the Company's consolidated financial statements.

        In April 2011, the FASB issued ASU No. 2011-03 "Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements" ("ASU 2011-03"), in order to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this ASU remove from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a material impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"), in order to address diversity in practice about the interpretation of the pro forma revenues and earnings disclosure requirements for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the current period had occurred as of the beginning of the comparable prior annual period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2010. The adoption of ASU 2010-29 did not affect the Company's financial condition, results of operations or cash flows. Refer to Note 11 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information which includes the disclosures as required by this ASU.

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

Market Risk

        Market risk represents the risk of loss that may result from the potential change in the value of our trading or investment positions, or loans held for sale as a result of fluctuations in interest rates, prepayment speeds, credit spreads and equity prices, as well as changes in the implied volatility of interest rates and equity prices. The Company's exposure to market risk is primarily related to securities transactions in its MBS/ABS & Rates division, and to a lesser extent, loans related to the residential mortgage lending activities of ClearPoint.

        The Company maintains inventory in agency mortgage-backed securities, debt securities issued by U.S. Government and federal agency obligations, non-agency mortgage-backed securities, corporate debt, listed equities and preferred stock. In addition, the Company originates residential mortgage loans for resale through ClearPoint. In order to mitigate exposure to market risk, the Company enters into derivatives including the sale of TBAs and exchange traded treasury futures contracts, or by selling short U.S. Government securities.

        The following table categorizes the Company's market risk sensitive financial instruments.

	Market Value (net)
(In thousands)	December 31, 2011	December 31, 2010
Trading risk
Interest rate	$1,368,484	$1,167,673
Equity	—	3
Foreign exchange	—	—
Commodity	—	—

Total trading risk	$1,368,484	$1,167,676

Other than trading risk
Equity	$19,910	$19,205
Interest rate	180	171
Foreign exchange	—	—
Commodity	—	—

Total other than trading risk	20,090	19,376

Total market value, net	$1,388,574	$1,187,052

        Refer to Note 1 and Note 8 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding the Company's accounting policy for valuation of these financial instruments and classification of such financial instruments in accordance with ASC 820.

        The following is a discussion of the Company's primary market risk exposures as of December 31, 2011, including a discussion of how those exposures are currently managed.

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

        Prepayment risk arises from the possibility that the rate of principal repayment on mortgages will fluctuate, affecting the value of mortgage-backed securities. Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans and turnover in housing ownership. Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of the Company's net interest income, the valuations of mortgage-backed securities in inventory and the effectiveness of our interest rate hedging. Prepayments of mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are uncertain. Prepayment experience also may be affected by the conditions in the housing and financial markets, including the Government Sponsored Entities buying back delinquent loans at par value, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The purchase prices of mortgage-backed securities are generally based in part upon assumptions regarding the expected rates of prepayments.

The Company's mortgage loans related to the residential mortgage lending activities of ClearPoint are subject to prepayment risk, however, these loans tend to be sold within a short period of time subsequent to origination which mitigates this risk to the Company.

        The Company economically hedges its exposure to interest rate risk by shorting mortgage pass-through TBAs, government securities and exchange traded treasury futures contracts. Hedging using government securities and exchange traded treasury futures contracts protects the Company from movements in the yield curve and changes in general levels of interest rates. Hedging using TBAs reduces the basis risk between the mortgage-backed securities market and government securities market.

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

        The fair market value of securities exposed to interest rate and related prepayment risk included in the Company's inventory at December 31, 2011 and 2010 was $1.4 billion and $1.2 billion, respectively. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve, including its related effect on prepayment speeds. At December 31, 2011 and 2010, the potential change in fair value under this stress scenario was a loss of $4.1 million and $7.8 million, respectively. Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.

        The following table shows a breakdown of our interest rate exposure on December 31, 2011 and December 31, 2010.

Market value change per one hundredth of one percent interest rate increase

(In thousands)	2011	2010
U.S. government and federal agency obligations	$17	$28
Agency mortgage-backed securities	(85)	(151)
Non-agency mortgage-backed securities	(12)	(24)
Corporate debt securities	(1)	(2)
Preferred stock	(1)	(6)

Total	$(82)	$(155)

Average duration (years)	0.82	2.04

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

        The Company believes the optimum strategy to manage credit spread and credit rating risk is high inventory turnover, thereby minimizing the amount of time during which we hold these types of securities, in some cases by arranging the sale before committing to the purchase. Given this strategy, the Company maintains a low inventory level in these securities relative to the Company's total securities owned.

        The following tables show a breakdown of our exposure in these markets on December 31, 2011 and December 31, 2010.

Credit Sensitive Holdings Market Value as of December 31, 2011

(In thousands)	Non-agency mortgage- backed securities	Corporate debt securities, net	Preferred stock	Other debt obligations	Total
Investment grade	$19,250	$224	$871	$192	$20,537
Non-investment grade	37,323	2,046	(168)	647	39,848

Total	$56,573	$2,270	$703	$839	$60,385

Credit Sensitive Holdings Market Value as of December 31, 2010

(In thousands)	Non-agency mortgage- backed securities	Corporate debt securities, net	Preferred stock	Other debt obligations	Total
Investment grade	$16,652	$2,293	$8,047	$16,867	$43,859
Non-investment grade	63,523	740	1,865	20,411	86,539

Total	$80,175	$3,033	$9,912	$37,278	$130,398

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

        The Company had no significant net long or short positions in marketable equity securities at December 31, 2011 and December 31, 2010. The Company's investment in FATV at December 31, 2011 and December 31, 2010 had a fair market value of $15.9 million and $16.8 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies. This risk measure, for the Company's investment in FATV amounted to $1.6 million at December 31, 2011 and December 31, 2010. Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

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

        In the normal course of business, Gleacher Securities guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. Gleacher Securities also indemnifies some clients against potential losses incurred in the event of non-performance by specified third-party service providers, including sub-custodians. The maximum potential amount of future payments that Gleacher Securities could be required to make under these indemnifications cannot be estimated. However, Gleacher Securities has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future. Therefore, the Company has not recorded any contingent liability in the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

        In the ordinary course of business, ClearPoint indemnifies counterparties, including under its loan sale and warehouse line agreements, against potential losses incurred by such parties in connection with particular arrangements. ClearPoint reserves for its exposure to these obligations which is included within Accrued expenses in the Consolidated Statements of Financial Condition contained in Item 8 of this Annual Report on Form 10-K. Amounts reserved as of December 31, 2011 are not material. In connection with the Company's acquisition of ClearPoint, the Company is indemnified for any such losses with respect to any loans presented to ClearPoint or originated on or prior to January 3, 2011.

        The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business which began in November 2010. The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted. At December 31, 2011 and 2010, the Company had a deposit with the FICC of approximately $15.2 and $10.3 million, respectively, which is recorded within Receivable from brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition contained in Item 8 of this Annual Report on Form 10-K.

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

        For example, ClearPoint finances its loan origination activities through short term secured mortgage warehouse lines. In recent months, ClearPoint has experienced liquidity constraints. These resulted principally from the rapid expansion of ClearPoint's business coupled with an unanticipated slow-down in loan purchases by one of ClearPoint's principal loan purchasers. If ClearPoint does not sell loans it originates from funds advanced under ClearPoint's mortgage warehouse lines of credit within certain periods of time, the lenders can incrementally curtail, or reduce, such advances. Under these circumstances, ClearPoint would be required to repay the curtailed amounts to the lenders prior to receiving any proceeds from the sale of the loans.

        See"Liquidity and Capital Resources—ClearPoint and Related Matters."

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

Leverage Ratios

        Leverage increases the risks (and potential rewards) we take. To balance this risk/reward equation, we maintain weighted average target leverage ratios well below 10x, so that the risk from leveraging would still be manageable even in the event of market crisis. The table below shows the Company's Inventory to Equity ratio which is calculated by dividing the sum of the Company's Financial instruments owned, at fair value and Investments by Stockholders' Equity as shown on the Company's Consolidated Statements of Financial Condition contained in Item 8 of the Annual Report on Form 10-K. Excluded from this calculation is the Company's matched-book repurchase activities because these transactions do not increase the potential risks/returns on our financial instruments.

	2011	2010
Inventory to Equity	6.1	3.8

Diversified Funding Sources

        The Company funds its trading operations through secured borrowings, mainly from our clearing firms. However, the Company has also established additional funding sources through the repurchase market. This additional funding channel gives us more sources of funding, thus reducing funding risk and cost. We use these financing sources, and periodically consider others in order to reduce funding/liquidity risk.

        The ability of ClearPoint to continue financing its business is highly dependent upon the available capacity on its warehouse lines, which is further dependent upon investors purchasing ClearPoint's loans. Refer to "Management's Discussion and Analysis—Liquidity and Capital Resources—ClearPoint and Other Related Matters" for information regarding ClearPoint's current liquidity constraints and the related plan to address these issues.

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

        Refer to "Liquidity and Capital Resources" above in Item 7 for further information about our liquidity.

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

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Gleacher & Company, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, NY
March 20, 2012

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

	Years ended December 31,
	2011	2010	2009
Revenues
Principal transactions	$89,108	$79,433	$108,276
Commissions	71,347	76,817	122,878
Investment banking	33,069	43,400	36,577
Investment banking revenues from related party	—	1,947	9,579
Investment gains, net	2,996	7	5,698
Interest income	66,194	57,292	46,362
Gain from bargain purchase—ClearPoint Funding, Inc. acquisition (Refer to Note 11)	2,330	—	—
Fees and other	8,041	1,004	1,769

Total revenues	273,085	259,900	331,139
Interest expense	11,913	11,318	12,523

Net revenues	261,172	248,582	318,616

Expenses (excluding interest)
Compensation and benefits	162,537	222,833	220,213
Impairment of goodwill and intangible assets (Refer to Note 12)	80,244	—	—
Clearing, settlement and brokerage	35,203	4,314	3,314
Communications and data processing	13,471	11,464	8,169
Occupancy, depreciation and amortization	8,455	11,941	7,764
Business development	4,620	4,825	4,423
Loss from extinguishment of mandatorily redeemable preferred stock (Refer to Note 17)	—	1,608	—
Other	18,519	17,380	13,377

Total expenses (excluding interest)	323,049	274,365	257,260

(Loss)/income before income taxes and discontinued operations	(61,877)	(25,783)	61,356
Income tax expense/(benefit)	2,207	(9,778)	6,757

(Loss)/income from continuing operations	(64,084)	(16,005)	54,599
(Loss)/income from discontinued operations, net of taxes (Refer to Note 26)	(18,040)	(4,616)	321

Net (loss)/income	$(82,124)	$(20,621)	$54,920

Per share data:
Basic (loss)/earnings per share:
Continuing operations	$(0.52)	$(0.13)	$0.56
Discontinued operations	(0.15)	(0.04)	0.00

(Loss)/income per share	$(0.67)	$(0.17)	$0.57

Diluted (loss)/earnings per share:
Continuing operations	$(0.52)	$(0.13)	$0.52
Discontinued operations	(0.15)	(0.04)	0.00

(Loss)/income per share	$(0.67)	$(0.17)	$0.53

Weighted average shares of common stock:
Basic	123,439	121,301	96,834
Diluted	123,439	121,301	104,233

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except for share and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$36,672	$40,009
Cash and securities segregated for regulatory and other purposes	9,612	100
Securities purchased under agreements to resell	1,523,227	86,484
Receivables from:
Brokers, dealers and clearing organizations	58,776	25,721
Related parties	1,337	2,245
Others	16,161	18,283
Financial instruments owned, at fair value (includes financial instruments pledged of $1,553,610 and $1,280,443 at December 31, 2011 and 2010, respectively)	1,554,660	1,281,243
Investments	18,310	18,084
Office equipment and leasehold improvements, net	6,735	6,653
Goodwill	21,096	105,694
Intangible assets	4,311	15,565
Income taxes receivable	12,102	14,782
Deferred tax assets, net	30,766	34,154
Other assets	9,791	8,915

Total Assets	$3,303,556	$1,657,932

Liabilities and Stockholders' Equity
Liabilities
Payables to:
Brokers, dealers and clearing organizations	$1,108,664	$1,101,440
Related parties	4,939	4,986
Others	3,243	2,347
Securities sold under agreements to repurchase	1,478,081	—
Securities sold, but not yet purchased, at fair value	184,996	112,275
Secured borrowings	213,611	—
Accrued compensation	26,274	74,202
Accounts payable and accrued expenses	18,223	8,756
Income taxes payable	3,979	3,468
Deferred tax liabilities	1,622	3,390
Subordinated debt	801	909

Total Liabilities	3,044,433	1,311,773

Commitments and Contingencies (Refer to Note 19)
Stockholders' Equity
Common stock; $.01 par value; authorized 200,000,000 shares, issued 133,714,786 and 131,457,586 shares; and outstanding 120,883,601 and 130,809,868 shares, at December 31, 2011 and 2010, respectively	1,337	1,315
Additional paid-in capital	463,497	449,754
Deferred compensation	161	276
Accumulated deficit	(185,887)	(103,763)
Treasury stock, at cost (12,831,185 shares and 647,718 shares, at December 31, 2011 and December 31, 2010, respectively)	(19,985)	(1,423)

Total Stockholders' Equity	259,123	346,159

Total Liabilities and Stockholders' Equity	$3,303,556	$1,657,932

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Deferred Compensation	Total Stockholders' Equity
(In thousands, except for number of shares)	Shares	Amount			Shares	Amount
Balance December 31, 2008	81,556,246	$815	$236,824	$(138,062)	(1,726,754)	$(2,241)	$954	$98,290
Shares issued in connection with the Gleacher Partners Inc. acquisition	23,000,001	231	69,000	—	—	—	—	69,231
Issuance of common stock, net of issuance costs	16,000,000	160	93,987	—	—	—	—	94,147
Common stock issued into treasury to satisfy share based compensation exercises and vesting	2,500,000	25	—	—	(2,500,000)	(25)	—	—
Common stock issued for grants of restricted stock	2,000,000	20	(20)	—	—	—	—	—
Amortization of stock-based compensation	—	—	12,436	—	—	—	—	12,436
Excess net tax benefit related to stock-based compensation	—	—	5,549	—	—	—	—	5,549
Issuance of treasury stock for restricted stock grants, restricted stock unit settlements and option exercises	—	—	(2,131)	—	3,797,453	2,131	—	—
Forfeitures of restricted stock	—	—	461	—	(103,247)	(461)	—	—
Shares withheld for minimum withholding taxes for vested restricted stock, restricted stock units and options exercises	—	—	(5,352)	—	(216,448)	(761)	—	(6,113)
Settlement of contingent consideration related to the American Technology Holdings, Inc. acquisition	—	—	525	—	—	—	—	525
Distributions of deferred compensation related to the employee stock trust	—	—	354	—	49,912	66	(420)	—
Net income	—	—	—	54,920	—	—	—	54,920

Balance December 31, 2009	125,056,247	$1,251	$411,633	$(83,142)	(699,084)	$(1,291)	$534	$328,985

Issuance of common stock for stock based compensation	5,875,577	59	(59)	—	—	—	—	—
Common stock issued into treasury to satisfy share based compensation exercises and vesting	180,719	2	—	—	(180,719)	(2)	—	—
Amortization of stock-based compensation	—	—	41,890	—	—	—	—	41,890
Reclassification of prior year liability classified stock-based compensation upon issuance of awards	—	—	1,499	—	—	—	—	1,499
Excess net tax benefit related to stock-based compensation	—	—	308	—	—	—	—	308
Issuance of treasury stock for restricted stock grants, restricted stock unit settlements and option exercises	—	—	(5,213)	—	2,462,846	5,213	—	—
Forfeitures of restricted stock	—	—	2,533	—	(1,210,560)	(2,533)	—	—
Shares withheld for minimum withholding taxes for vested restricted stock, restricted stock units and options exercises	—	—	(4,699)	—	(670,802)	(2,035)	—	(6,734)
Settlement of contingent consideration related to the American Technology Holdings, Inc. acquisition (Refer to Note 28)	345,043	3	1,514	—	—	—	—	1,517
Shares reclaimed from escrow—Gleacher Partners, Inc. indemnification (Refer to Note 28)	—	—	—	—	(308,701)	(685)	—	(685)
Distributions of deferred compensation related to the employee stock trust	—	—	159	—	64,368	99	(258)	—
Shares returned as excess collateral from clearing broker	—	—	189	—	(105,066)	(189)	—	—
Net loss	—	—	—	(20,621)	—	—	—	(20,621)

Balance December 31, 2010	131,457,586	$1,315	$449,754	$(103,763)	(647,718)	$(1,423)	$276	$346,159

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

For the Years Ended December 31, 2011, 2010 and 2009

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Deferred Compensation	Total Stockholders' Equity
(In thousands, except for number of shares)	Shares	Amount			Shares	Amount
Balance December 31, 2010	131,457,586	$1,315	$449,754	$(103,763)	(647,718)	$(1,423)	$276	$346,159

Issuance of common stock for stock based compensation	2,242,475	22	(22)	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	(11,935,513)	(18,898)		(18,898)
Settlement of contingent consideration related to the America Technology Holdings, Inc. acquisition	14,725	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	15,074	—	—	—	—	15,074
Reclassification of prior year liability classified stock-based compensation upon issuance of awards	—	—	12,446	—	—	—	—	12,446
Net tax benefits/(shortfalls) related to stock-based compensation	—	—	(5,480)	—	—	—	—	(5,480)
Issuance of treasury stock for restricted stock grants, restricted stock unit settlements and option exercises	—	—	(4,763)	—	2,401,443	4,763	—	—
Forfeitures of restricted stock	—	—	1,514	—	(1,055,200)	(1,514)	—	—
Shares withheld for minimum withholding taxes for vested restricted stock, restricted stock units and options exercises	—	—	(4,907)	—	(1,613,139)	(2,694)	—	(7,601)
Payment of expenses to purchase treasury stock	—	—	—	—	—	(257)		(257)
Distributions of deferred compensation related to the employee stock trust	—	—	77	—	18,942	38	(115)	—
Other	—	—	(196)	—	—	—	—	(196)
Net loss	—	—	—	(82,124)	—	—	—	(82,124)

Balance December 31, 2011	133,714,786	$1,337	$463,497	$(185,887)	(12,831,185)	$(19,985)	$161	$259,123

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	For the years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss)/income	$(82,124)	$(20,621)	$54,920
Adjustments to reconcile net (loss)/income to net cash provided by (used in) operating activities:
Impairment of goodwill and intangible assets—Investment Banking	80,244	—	—
Impairment of goodwill and intangible assets—Equities	14,311	—	—
Amortization of stock-based compensation	15,074	54,338	13,974
Investment losses/(gains), net	(2,996)	(7)	(5,698)
Gain from bargain purchase—ClearPoint Funding, Inc. acquisition	(2,330)	—	—
Deferred income taxes	1,394	(17,444)	(18,388)
Amortization of intangible assets	2,099	3,698	3,896
Depreciation and amortization	1,936	1,624	1,161
Loss from extinguishment of mandatorily redeemable preferred stock	—	1,608	—
Loss from disposal of office equipment and leasehold improvements	316	419	—
Amortization of discount of mandatorily redeemable preferred stock	—	173	232
Amortization of debt issuance costs	—	125	168
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	(9,512)	—	370
Securities purchased under agreements to resell	(1,436,743)	(86,484)	—
Net receivable/payable from/to related parties	861	(1,349)	(397)
Net receivable from others	4,019	(1,787)	(10,443)
Financial instruments owned, at fair value	(226,574)	(301,542)	(360,879)
Income taxes receivable/payable, net	(2,526)	(16,105)	(310)
Other assets	2,482	1,763	2,844
Net payable to brokers, dealers, and clearing organizations	(25,831)	404,021	163,336
Securities sold, but not yet purchased, at fair value	72,348	39,287	57,760
Securities sold under agreements to repurchase	1,478,081	—	—
Accounts payable and accrued expenses	5,868	1,411	(2,386)
Accrued compensation	(35,853)	(7,477)	35,840
Drafts payable	(847)	388	249

Net cash (used in)/provided by operating activities	(146,303)	56,039	(63,751)

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(2,230)	(5,627)	(2,394)
Payment to former stockholders of Gleacher Partners, Inc. (Refer to Note 28)	—	(4,920)	—
ClearPoint acquisition—net cash acquired (Refer to Note 11)	626
Return of capital—investments	3,385	1,819	78
Purchase of investments	(1,200)	—	—
Payment to sellers of American Technology Holdings, Inc.	—	(1,382)	(410)
Capital contributions—investments	(262)	(691)	(303)
Payment for purchase of Gleacher Partners, Inc., net of cash acquired	—	—	(8,718)

Net cash provided by/(used in) investing activities	319	(10,801)	(11,747)

Cash flows from financing activities:
Proceeds from secured borrowings	1,645,217	—	—
Repayments of secured borrowings	(1,475,945)	—	—
Purchases of treasury stock	(18,898)	—	—
Extinguishment of mandatorily redeemable preferred stock	—	(25,905)	—
Payments for employee tax withholding on stock-based compensation	(7,601)	(6,735)	(6,113)
Excess tax benefits related to stock-based compensation	239	2,702	5,549
Payment of expenses to purchase treasury stock	(257)	—	—
Repayment of subordinated debt	(108)	(288)	(465)
Proceeds from issuance of common stock	—	—	95,466
Payments of expenses for issuance of common stock	—	—	(1,319)

Net cash provided by/(used in) financing activities	$142,647	$(30,226)	$93,118

(Decrease)/increase in cash and cash equivalents	$(3,337)	$15,012	$17,620

Cash and cash equivalents at beginning of the year	40,009	24,997	7,377

Cash and cash equivalents at the end of the year	$36,672	$40,009	$24,997

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Income taxes	$735	$17,016	$22,268
Interest	$11,174	$11,256	$15,099

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

NON CASH INVESTING AND FINANCING ACTIVITIES

        During the years ended December 31, 2011, 2010 and 2009, the Company issued approximately 1.3 million, 1.2 million and 3.7 million shares of treasury stock, net of forfeitures, respectively, for stock-based compensation exercises and vesting and distributions of deferred compensation related to the employee stock trust.

        During the years ended December 31, 2011, 2010 and 2009, the Company issued approximately 2.3 million, 5.9 million and 2.0 million shares of common stock for settlement of stock-based compensation awards, respectively, and approximately 0.0 million, 0.2 million and 2.5 million of common stock, respectively, directly into treasury anticipated for future settlement of such awards.

        The fair value of non-cash assets acquired and liabilities assumed in the ClearPoint Funding, Inc. acquisition on January 3, 2011 were $51.6 million and $49.9 million, respectively (Refer to Note 11).

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

        The fair value of non-cash assets acquired and liabilities assumed in the Gleacher Partners, Inc. acquisition for the year ended December 31, 2009 were $94.9 million and $1.9 million. In connection with this acquisition, the Company issued 23 million shares valued at approximately $69.0 million.

        During the year ended December 31, 2009, Goodwill increased by $2.3 million in connection with a contingent consideration arrangement related to the acquisition of American Technology Holdings, Inc. ("AmTech"). In addition, during the year ended December 31, 2011 and 2010, the Company issued approximately 15,000 and 345,000 shares of common stock, respectively to the former stockholders of AmTech in connection with this arrangement (Refer to Note 28).

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Significant Accounting Policies

Organization and Nature of Business

        Gleacher & Company, Inc. (the "Parent" and together with its subsidiaries, the "Company"), is an independent investment bank that provides corporate and institutional clients with strategic and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis. The Company also provides capital raising, research-based investment analysis, and securities brokerage services, and, through the Company's acquisition of ClearPoint Funding, Inc. ("ClearPoint"), which closed on January 3, 2011, engages in residential mortgage lending. The Company offers a diverse range of products through its Investment Banking, Mortgage Backed/Asset Backed & Rates ("MBS/ABS & Rates"), Corporate Credit and ClearPoint divisions. The Company is incorporated under the laws of the State of Delaware. The Company's common stock is traded on The NASDAQ Global Market ("NASDAQ") under the symbol "GLCH."

        The Company exited the Equities business, effective August 22, 2011. Refer to Note 26 herein for additional information.

        The consolidated financial statements include the accounts of Gleacher & Company, Inc. and all other entities in which it has a controlling financial interest. This includes Gleacher & Company Securities, Inc. ("Gleacher Securities"), Gleacher Partners, LLC ("Gleacher Partners") and ClearPoint, which are regulated, wholly owned subsidiaries. Gleacher Securities is registered with the Securities and Exchange Commission ("SEC"), is a member of the Financial Industry Regulatory Authority ("FINRA"), the National Futures Association ("NFA") and various exchanges. Gleacher Partners, which was acquired by the Company in 2009, is a broker-dealer registered with the SEC and is a member of FINRA. ClearPoint is under the regulatory oversight of the Department of Housing and Urban Development ("HUD"), as well as various regulatory bodies in the states in which it conducts business. The Company also consolidates any variable interest entities ("VIEs"), if it is ultimately determined to be the primary beneficiary based upon applicable authoritative guidance. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Financial Instruments & Investments

        Securities transactions in regular-way trades and the related profit and loss arising from such transactions are recorded on their trade date as if they had settled.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Significant Accounting Policies (Continued)

        Securities owned and securities sold, but not yet purchased, are recorded at fair value, which is the price that would be received upon the sale of an asset or paid upon transfer of a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. These financial instruments are primarily comprised of holdings in fixed income securities, mortgage loans originated by ClearPoint, and the Company's investment in FA Technology Ventures, L.P. ("FATV" or "the Partnership").

Resale and Repurchase Agreements

        Transactions involving sales of securities under agreements to repurchase ("repurchase agreements") or purchases of securities under agreements to resell ("resale agreements") are presented on a net-by-counterparty basis when a legal right of offset exists and are accounted for as collateralized financing transactions and recorded at their contracted amounts plus accrued interest. The Company is required to provide securities to counterparties in order to collateralize repurchase agreements and receives securities from counterparties as collateral under resale agreements. The Company's agreements with counterparties generally contain contractual provisions allowing for additional collateral to be provided, or excess collateral returned, when necessary. The Company values the collateral daily and retrieves or returns excess collateral from/to counterparties, when appropriate.

Loans

        The Company accounts for all of ClearPoint's originated residential mortgage loans under the fair value option ("FVO") as prescribed by Accounting Standards Codification ("ASC") 820 "Fair Value Measurements and Disclosures" ("ASC 820"). Upfront costs and fees related to the loans are immediately recognized. Fees earned are recorded within Fees and other within the Consolidated Statements of Operations. All mortgage loans are sold on a servicing-released basis pursuant to various sale contracts. These contracts include recourse provisions related to loan repurchases if certain events occur.

        Mortgage loans and any related hedging instruments are recorded within Financial instruments owned and Securities sold, but not yet purchased within the Consolidated Statements of Financial Conditions. Changes in the fair value of these items are recorded within Principal transactions within the Consolidated Statements of Operations.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Significant Accounting Policies (Continued)

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

Derivative Financial Instruments

        Derivative financial instruments are recorded at fair value in the Consolidated Statements of Financial Condition and are included within Financial instruments owned and Securities sold, but not yet purchased. Derivatives entered into by the Company include purchase and sale agreements of to-be-announced securities ("TBAs"), which are forward mortgage-backed securities whose collateral remain "to be announced" until just prior to the trade settlement. The settlement of these transactions is not expected to have a material effect upon the Company's consolidated financial statements. The Company also enters into interest rate lock commitments ("IRLCs") in connection with the mortgage lending activities of ClearPoint. Derivatives involve varying degrees of off-balance sheet risk, whereby changes in the level or volatility of interest rates, or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of its carrying amount. The fair value of derivatives are recorded in Principal transactions in the Consolidated Statements of Operations on a trade date basis.

Office Equipment and Leasehold Improvements

        Office equipment is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (generally 2 to 5 years). Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the initial term of the lease.

Principal Transactions

        Principal transaction revenues are recorded on a trade date basis and primarily relate to trading activities in financial instruments owned, securities sold, but not yet purchased, derivative transactions and mortgage loans originated by ClearPoint, all of which are accounted for at fair value.

Commission Income

        Commission income is recorded on a trade-date basis as securities transactions occur. This income is primarily comprised of commission equivalents earned on riskless principal transactions.

Investment Banking

        Investment banking revenues are recorded net of transaction related expenses, arising from securities offerings in which the Company acted as an underwriter or placement agent for debt, equity and convertible securities offerings. Investment banking management fees are recorded on offering date, sales concessions on trade date, and underwriting and success fees when completed, and when the income is reasonably determinable and not subject to any other contingencies. Investment banking

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Significant Accounting Policies (Continued)

revenues also include fees from providing merger, acquisition, restructuring, recapitalization and strategic alternative analysis services and are recognized when earned.

Interest Income and Expense

        Interest income and expense is recorded on an accrual basis which is calculated based on contractual interest rates.

Other Revenues

        Other revenues are recognized when the services have been performed and collection is reasonably assured.

Stock-Based Compensation

        The cost of employee services received in exchange for a stock-based compensation award is measured based upon the grant-date fair value of the award. Compensation expense for awards that contain performance conditions are recognized when it becomes probable that such performance conditions will be met. Awards that do not require future service are expensed immediately. Awards that require future service are amortized over the relevant service period on a straight-line basis. Expected forfeitures are included in determining stock-based employee compensation expense.

Contingencies

        The Company is subject to contingencies, including judicial, regulatory and arbitration proceedings, tax and other claims. The Company recognizes a liability related to legal and other claims in Accrued expenses within the Consolidated Statements of Financial Condition when incurrence of a loss is probable and the amount of the loss is reasonably estimable. The determination of these amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to the amount of the claim; the amount of the loss, if any, incurred by the other party; the basis and validity of the claim; the possibility of wrongdoing on the part of the Company; likely insurance coverage; previous results in similar cases; and legal precedents and case law. Pending legal proceedings and potential claims are reviewed with counsel in each accounting period and the reserve, if any, is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Significant Accounting Policies (Continued)

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

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11 "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires new disclosures about balance sheet offsetting and related arrangements. For derivative financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to offsetting requirements but not offset in the balance sheet. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset, and since these amended principles require only additional disclosures, the adoption of ASU 2011-11 will not affect the Company's financial condition, results of operations or cash flows.

        In September 2011, the FASB issued ASU No. 2011-08 "Intangibles—Goodwill and Other: Testing Goodwill for Impairment" ("ASU 2011-08"), in order to simplify how entities test goodwill for impairment. ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), in order to improve the comparability, consistency, and transparency of financial reporting and to increase prominence of items reported in other comprehensive income. The amendments in this ASU include the requirement that all non-owner changes in stockholders' equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, except for new presentation requirements about reclassification of items out of accumulated other comprehensive income which are currently deferred indefinitely. Since the amendments primarily impact presentation of financial information, the Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company's consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Significant Accounting Policies (Continued)

        In May 2011, the FASB issued ASU No. 2011-04 "Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"), in order to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards ("IFRS"). The amendments in this ASU include clarification of (i) the application of the highest and best use valuation premise concepts and specifies that such concepts are relevant only when measuring the fair value of nonfinancial assets, (ii) the requirement to measure certain instruments classified in stockholders' equity at fair value, such as equity interests issued as consideration in a business combination and (iii) disclosure requirements regarding quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements, including (a) measuring the fair value of financial instruments that are managed within a portfolio by permitting entities to measure such financial instruments on a net basis if such entities manage such financial instruments on the basis of their net exposure, (b) clarifying that premiums or discounts related to size as a characteristic of the reporting entity's holding (specifically, a blockage factor) rather than as a characteristic of the asset or liability (for example, a control premium) are not permitted in a fair value measurement and (c) the expansion of disclosures about fair value measurements, including the valuation processes of financial instruments categorized within Level 3 of the fair value hierarchy and sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of ASU 2011-04 on the Company's consolidated financial statements.

        In April 2011, the FASB issued ASU No. 2011-03 "Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements" ("ASU 2011-03"), in order to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this ASU remove from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a material impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"), in order to address diversity in practice about the interpretation of the pro forma revenues and earnings disclosure requirements for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the current period had occurred as of the beginning of the comparable prior annual period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2010. The adoption of ASU 2010-29 did not affect the Company's financial condition, results of operations or cash flows. Refer to Note 11 which includes the disclosures as required by this ASU.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Significant Accounting Policies (Continued)

        In December 2010, the FASB issued ASU No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts" ("ASU 2010-28"), in order to address questions about entities with reporting units with zero or negative carrying amounts as some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, taking into consideration any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company's consolidated financial statements.

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

Reclassification

        Certain amounts have been reclassified to conform to the 2011 presentation. This includes the prior period results of the Equities division, which is now being reported as discontinued operations. Refer to Note 26 herein for additional information. In addition, revenues earned on a riskless principal basis in the amounts of approximately $75.1 million and $121.7 million for the years ending December 31, 2010 and 2009, respectively, have been reclassified from principal transactions to commission income in order to distinguish revenues such revenues (commission equivalents) from revenues earned on financial instruments held in inventory.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. (Loss)/Earnings Per Common Share

        The Company calculates its basic and diluted (loss)/earnings per share in accordance with ASC 260, "Earnings Per Share." Basic (loss)/earnings per share is computed based upon weighted-average shares outstanding during the period. Dilutive (loss)/earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, and unexercised options. The weighted-average shares outstanding were calculated as follows at December 31:

(In thousands of shares)	2011	2010	2009
Weighted average shares for basic (loss)/earnings per share	123,439	121,301	96,834
Effect of dilutive common share equivalents	—	—	7,399

Weighted average shares and dilutive common share equivalents for dilutive (loss)/earnings per share	123,439	121,301	104,233

        The Company was in a net loss position for the years ended December 31, 2011 and 2010 and therefore excluded approximately 10.1 million and 8.3 million, respectively, of shares underlying stock options and warrants, 6.1 million and 11.4 million, respectively, shares of restricted stock, and 6.1 million and 6.2 million, respectively, shares underlying restricted stock units ("RSUs") from its computation of dilutive loss per share because they were anti-dilutive. For the year ended December 31, 2009, the Company excluded 1.3 million shares underlying stock options and warrants, 3.5 million shares of restricted stock and 1.1 million shares underlying RSUs from its computation of dilutive earnings per share because they were anti-dilutive.

NOTE 3. Cash and Cash Equivalents

        At December 31, 2011 and 2010, cash equivalents were approximately $10.3 million and $13.0 million, respectively. Cash and cash equivalents of approximately $18.4 million and $36.4 million at December 31, 2011 and 2010, respectively, were held at one financial institution.

NOTE 4. Cash and Securities Segregated for Regulatory and Other Purposes

        In November 2010, Gleacher Securities began self-clearing its trading activities in U.S. government securities (the "Rates business") and is therefore subject to the Customer Protection rules under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At December 31, 2011 and 2010, the Company segregated cash of $4.0 million and $0.1 million respectively, in a special reserve bank account for the exclusive benefit of customers pertaining to the results of the activities of the Company's Rates business and outstanding checks issued to customers and vendors when the Company was previously conducting self-clearing in prior years.

        Cash segregated also includes approximately $4.6 million of cash received in connection with a working capital loan agreement between an unaffiliated borrower and certain lenders. In connection with this agreement, a wholly-owned subsidiary of the Company, acting as agent, has a commitment to pay funding advances on behalf of the lenders with respect to any unfunded commitments drawn upon by the borrower under the working capital loan agreement. An equal and offsetting liability is recorded within Accounts payable and accrued expenses within the Consolidated Statement of Financial Condition. In addition, cash segregated also includes $1.0 million of cash on deposit in connection with ClearPoint's secured borrowings.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Resale and Repurchase Agreements

        At December 31, 2011 and 2010, the fair value of financial instruments held as collateral by the Company that it was permitted to deliver or repledge in connection with resale agreements was approximately $1.5 billion and $86.8 million, respectively, of which $1.5 billion was repledged in the form of repurchase agreements at December 31, 2011.

        The following table provides detail on the composition of the outstanding repurchase agreements at December 31, 2011:

(In thousands)	Overnight	On Demand	Total
Collateral Type
U.S. Government and federal agency obligations	$1,204,641	$273,440	$1,478,081

        The Company had no outstanding repurchase agreements at December 31, 2010.

NOTE 6. Receivables from and Payables To Brokers, Dealers, and Clearing Organizations

        Amounts Receivable from and Payable to brokers, dealers and clearing organizations consists of the following at December 31:

(In thousands)	2011	2010
Fails to deliver	$24,654	$—
Deposits with clearing organizations	16,467	11,511
Receivable for unsettled trading activities	14,705	—
Receivable from clearing organizations	2,950	13,226
Commissions receivable	—	394
Underwriting and syndicate fees receivable	—	590

Total receivables	$58,776	$25,721

Payable to clearing organizations	1,093,518	1,101,440
Fails to receive	15,146	—

Total payables	$1,108,664	$1,101,440

        Included within deposits with clearing organizations at December 31, 2011 and 2010 is a deposit with the Fixed Income Clearing Corporation ("FICC") of approximately $15.2 million and $10.3 million, respectively, related to the Company's self-clearing activities associated with the Rates business.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Receivables from and Payables to Others

        Amounts Receivable from or Payable to others consists of the following at December 31:

(In thousands)	2011	2010
Interest receivable	$7,250	$7,131
Principal paydowns—Agency mortgage-backed securities	4,468	1,052
Investment banking and advisory fees receivable	1,713	7,755
Loans and advances	280	1,007
Management fees receivable	140	119
Others	2,310	1,219

Total receivables from others	$16,161	$18,283

Payable to employees for the Employee Investment Funds (Refer to Note 10)	$972	$1,007
Customer deposits held in escrow—ClearPoint	849	—
Draft payables	135	978
Others	1,287	362

Total payables to others	$3,243	$2,347

        The Company maintains a group of "zero balance" bank accounts which are included in Payables to others on the Consolidated Statements of Financial Condition. Drafts payable represent the balance in these accounts related to outstanding checks that have not yet been presented for payment at the bank. The Company has sufficient funds on deposit to clear these checks, and these funds will be transferred to the "zero-balance" accounts upon presentment of these checks.

NOTE 8. Financial Instruments

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

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

Fair Valuation Methodology

        Cash Equivalents—These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business. These investments are valued at par, which represent fair value, and are considered Level 1. Refer to Note 3 "Cash and Cash Equivalents" for additional information.

        Loans—These financial instruments primarily consist of residential mortgage loans originated by ClearPoint, for which the FVO has been elected, and are classified as Level 2 as there is no active quoted market for these loans. Fair value is determined utilizing observable market factors and is principally based upon the fair value of the "to-be-announced" ("TBA") forward securities market (Refer to "Derivatives" below).

        Securities Owned/Securities Sold But Not Yet Purchased—These financial instruments primarily consist of investments in fixed income securities, as well as holdings in equity securities.

        Fixed income securities include securities traded in active markets, such as U.S. government and federal agency obligations, agency mortgage-backed securities, corporate debt, preferred stock and certain asset and mortgage-backed securities. The on-the-run treasuries are generally traded in active, quoted and highly liquid markets and therefore are generally classified as Level 1. As there is no active quoted market for agency mortgage-backed securities, corporate debt, asset and mortgage-backed securities, and certain preferred stock, the Company utilizes observable market factors in determining fair value. These financial instruments are reported as Level 2. In certain circumstances, the Company may utilize unobservable inputs that reflect management's own assumptions about the assumptions market participants would make. These financial assets are reported as Level 3.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

        In determining fair value for Level 2 financial instruments, management considers benchmark yields, reported trades for comparable trade sizes, recent purchases or sales of the financial assets, issuer spreads, benchmark securities, bids and offers. These inputs relate either directly to the financial assets being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions). Additionally, for certain mortgage-backed securities, management also considers various characteristics such as the issuer, underlying collateral, prepayment speeds, cash flows and credit ratings.

        In determining fair value for Level 3 financial instruments, management maximizes the use of market observable inputs when available. Management utilizes factors such as bids that were received, recent purchases or sales of the financial assets, spreads to the yield curve on similar offered financial assets, or comparing spreads to similar financial assets that traded and had been priced through an independent pricing source. The Company generally does not use internally developed valuation models to determine fair value for any holdings other than commercial mortgage-backed securities positions. Management considers its valuation methodologies consistent with assumptions in how other market participants value certain financial assets. These methodologies involve management judgment and lead to a Level 3 classification.

        Equity securities traded in active markets are valued at quoted market prices and are reported as Level 1 if they are not subject to legal restrictions on transfer and as Level 2 if they are so restricted. When quoted prices are not available, valuation models are applied to these financial assets. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity. Accordingly, these financial assets are reported as Level 3.

        Derivatives—These financial instruments primarily consist of TBAs and IRLCs.

        TBAs:    In connection with mortgage-backed and U.S. government securities trading, and the mortgage lending activities of ClearPoint, the Company economically hedges certain exposures through the use of TBAs. A TBA is a forward mortgage-backed security whose collateral remains "to-be-announced" until just prior to the trade settlement. TBAs are traded in an active quoted market and therefore generally classified as Level 1.

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

        Investments—These financial assets primarily represent the Company's investment in FA Technology Ventures, L.P. ("FATV" or "the Partnership"), a venture capital limited partnership which provides early stage growth capital to companies in the information and new energy technology sectors. Valuation techniques applied by FATV GP LLC (the "General Partner") to the underlying portfolio companies predominantly include consideration of comparable market transactions and the use of valuation models to determine the discounted value of estimated future cash flows, adjusted as appropriate for market and/or other risk factors. In addition, from time to time, FATV holds equity

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

securities in public companies which are valued based upon quoted market prices. This investment is classified as Level 3 as the majority of the valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

        The following table summarizes the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the FVO at December 31, 2011:

	Assets at Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$1,084,254	$1,367	$1,085,621
Commercial mortgage-backed securities	—	—	38,154	38,154
U.S. Government and federal agency obligations	5,789	158,774	—	164,563
Other debt obligations	—	—	192	192
Loans	—	228,226	—	228,226
Preferred stock	316	—	1,301	1,617
Corporate debt securities	—	14,524	—	14,524
Residential mortgage-backed securities	—	—	18,419	18,419
Collateralized debt obligations	—	—	647	647
Equity securities	889	—	112	1,001
Derivatives	—	—	1,696	1,696
Investments	—	—	18,310	18,310

Total financial assets at fair value	$6,994	$1,485,778	$80,198	$1,572,970

	Liabilities at Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government and federal agency obligations	$158,059	$11,796	$—	$169,855
Preferred stock	184	—	730	914
Corporate debt securities	—	12,254	—	12,254
Equity securities	2	—	—	2
Derivatives	1,971	—	—	1,971

Total financial liabilities at fair value	$160,216	$24,050	$730	$184,996

        Included below is a discussion of the characteristics of certain of the Company's Level 2 and Level 3 holdings at December 31, 2011. Unless otherwise stated, fair value of Level 2 assets are determined based upon observable third party information including recent trading activity, broker quotes and other relevant market data as noted above. Fair value for Level 3 assets are based predominantly on management's own assumptions about the assumptions market participants would make. The Company generally does not utilize internally developed valuation models to determine fair value during the relevant reporting periods for any holdings other than commercial mortgage-backed securities positions and certain underlying portfolio companies comprising the Company's investment in FATV.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

        The Company's agency mortgage-backed securities positions classified as Level 2, of approximately $1.1 billion, have a weighted average loan size of approximately $0.2 million paying interest of 6.2%, with a weighted average FICO score of 700. This portfolio has a weighted average coupon remitting payment of 5.49% and has a weighted average annualized constant prepayment rate of approximately 19.0%. Fair value is determined through a combination of matrix pricing as well as the information noted in the preceding paragraph.

        The Company's Level 2 net debt securities issued by U.S. Government and federal agency obligations of approximately $147.0 million have a weighted average coupon of 2.3% and a weighted average maturity of 2022.

        The Company's Level 2 loans of approximately $228.2 million (unpaid principal of approximately $221.6 million), which are related to the mortgage lending activities of ClearPoint and for which the FVO has been elected, have a weighted average loan size of approximately $0.3 million and have a weighted average coupon remitting payment of 4.1%. Unrealized gains arising from fair value changes were approximately $0.6 million as of December 31, 2011 and have been recorded within Principal transactions within the Consolidated Statements of Operations. There are no loans 90 days or more past due and no loans are in non-accrual status. The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

        The Company's net holdings of corporate debt securities classified as Level 2 of approximately $2.3 million have a weighted average credit rating of BBB, have a weighted average issuance year of 2007 and a weighted average maturity of 2017.

        The Company's Level 3 agency mortgage-backed securities positions of approximately $1.4 million have a weighted average loan size of $0.1 million paying interest of 6.8%, with a weighted average coupon of 5.5% and a weighted average vintage of 2007.

        The Company's portfolio of Level 3 commercial mortgage backed securities of approximately $38.2 million are primarily mezzanine, have a weighted average credit rating of BBB and a weighted average vintage of 2006. Fair value is determined through the use of an internally developed valuation model which considers the performance of the underlying collateral, including defaults and loss severity experience.

        The Company's portfolio of Level 3 non-agency residential mortgage backed securities of approximately $18.4 million are primarily mezzanine, have a weighted average credit rating of CCC and have experienced, on average, a weighted average default rate of 5.9% and 58.6% severity.

        The Company's investments of approximately $18.3 million classified as Level 3 include the Company's investment in FATV of approximately $15.9 million. FATV invests primarily in equity securities of closely held private companies, but, from time to time, also holds equity securities in public companies. FATV is comprised of 22 holdings and fair value is determined based upon the nature of the underlying holdings. The Company has classified its entire investment as Level 3, as FATV is predominantly comprised of private companies.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

        Discussed further below are the valuation techniques applied to the Company's investments in both privately held and publicly held companies, including the Company's investment in FATV:

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

        The Company's assets measured at fair value on a nonrecurring basis solely relate to Goodwill arising from various business combinations which would be classified as Level 3 within the fair value hierarchy. Refer to Note 11 for additional information, including changes in balances from prior reporting periods.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

	Liabilities at Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government and federal agency obligations	$92,971	$—	$—	$92,971
Preferred stock	—	2,469	—	2,469
Corporate debt securities	—	1,004	—	1,004
Equity securities	13,148	—	—	13,148
Derivatives	2,683	—	—	2,683

Total financial liabilities at fair value	$108,802	$3,473	$—	$112,275

        Included below is a discussion of the characteristics of certain of the Company's Level 2 and Level 3 holdings at December 31, 2010. Unless otherwise stated, fair value of Level 2 assets are determined based upon observable third party information including recent trading activity, broker quotes and other relevant market data as noted above. Fair value for Level 3 assets are based predominantly on management's own assumptions about the assumptions market participants would make. The Company generally does not utilize internally developed valuation models to determine fair value during the relevant reporting periods for any holdings other than certain underlying portfolio companies comprising the Company's investment in FATV.

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

        The Company's portfolio of Level 3 commercial mortgage backed securities of approximately $46.6 million are primarily mezzanine, have a weighted average credit rating of BB and a weighted average vintage of 2006.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

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

        The Company's investments of approximately $18.1 million classified as Level 3 include the Company's investment in FATV of approximately $16.8 million. FATV invests primarily in equity securities of closely held private companies, and also holds equity securities in public companies which are generally subject to legal restrictions on transfer. FATV is comprised of approximately 30 holdings and fair value is determined based upon the nature of the underlying holdings. The Company has classified its entire investment as Level 3, as FATV is predominantly comprised of private companies.

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

        The Company reviews its financial instrument classification on a quarterly basis. As the observability and strength of valuation attributes change, the Company may reclassify certain financial assets or liabilities between levels. The Company's policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3. During the year ended December 31, 2011, there were no transfers between Levels 1 and 2.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

        The following table summarizes the changes in the Company's Level 3 financial instruments for the year ended December 31, 2011:

(In thousands)	Balance at December 31, 2010	Total gains or (losses) (realized and unrealized)(1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3	Balance at December 31, 2011	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date(1)
Commercial mortgage-backed securities	$46,571	$4,745	$79,432	$(92,425)	$(169)	$—	$38,154	$(10,820)
Residential mortgage-backed securities	33,604	(625)	28,250	(39,610)	(3,200)	—	18,419	86
Other debt obligations	5,843	(4)	3,847	(9,431)	(63)	—	192	—
Agency mortgage-backed securities	806	(64)	1,608	(982)	(1)	—	1,367	(148)
Collateralized debt obligations	23,235	18,624	5,488	(46,175)	(525)	—	647	63
Equities	60	52	—	—	—	—	112	(108)
Preferred stock	—	—	1,301	(730)	—	—	571	—
Investments	18,084	2,149	1,200	—	(3,123)	—	18,310	2,123
Derivatives	—	6,304	—	—	(4,608)	—	1,696	1,696

Total	$128,203	$31,181	$121,126	$(189,353)	$(11,689)	$—	$79,468	$(7,108)

(1)
Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

        The following table summarizes the changes in the Company's Level 3 financial instruments for the year ended December 31, 2010:

(In thousands)	Balance at December 31, 2009	Total gains or (losses) (realized and unrealized)(1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3	Balance at December 31, 2010	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date(1)
Commercial mortgage-backed securities	$32,585	$22,704	$228,877	$(233,456)	$(4,139)	$—	$46,571	$(271)
Residential mortgage-backed securities	5,177	(251)	63,657	(32,900)	(2,079)	—	33,604	(521)
Other debt obligations	9,775	2,486	41,238	(43,449)	(4,207)	—	5,843	—
Agency mortgage-backed securities	5,082	1,887	5,410	(11,400)	(173)	—	806	(22)
Collateralized debt obligations	7,371	1,254	60,713	(45,668)	(435)	—	23,235	(131)
Corporate debt securities	1	(1)	—	—	—	—	—	—
Equities	60	—	—	—	—	—	60	—
Investments	19,326	(1,064)	432	—	(610)	—	18,084	2,210

Total	$79,377	$27,015	$400,327	$(366,873)	$(11,643)	$—	$128,203	$1,265

(1)
Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Derivatives

        The Company utilizes derivatives for various economic hedging strategies to actively manage its market and liquidity exposures. In addition, the Company enters into mortgage loan IRLCs in connection with its mortgage lending activities. The following table summarizes the Company's derivative instruments as of December 30, 2011 and 2010:

	December 31, 2011			December 31, 2010
(In thousands)	Number of Contracts	Notional	Fair Value	Number of Contracts	Notional	Fair Value
Purchase Contracts
TBA purchase agreements	1	$589	$—	1	$17,000	$99
U.S. treasury futures contracts	—	—	—	—	—	—
IRLCs	708	127,227	1,696	—	—	—

Total	709	127,816	$1,696	1	$17,000	$99

Sale Contracts
TBA sale agreements	17	$371,000	$(1,183)	15	$414,848	$(2,546)
Forward sale agreements	11	120,900	(788)	—	—	—
U.S. treasury futures contracts	—	—	—	—	—	—

Total	28	$491,900	$(1,971)	15	$414,848	$(2,546)

        Total gains/(losses) associated with these activities, which are recorded within Principal transactions within the Consolidated Statements of Operations were ($21.1) million and ($10.9) million, for the years ended December 31, 2011 and 2010, respectively.

NOTE 10. Investments

        The Company's investment portfolio includes interests in publicly and privately held companies and private equity securities. Fair value information regarding these investments has been aggregated and is presented below as of and for the years ended December 31:

(In thousands)	2011	2010
Investment in FATV	$15,863	$16,800
Employee Investment Funds net of Company's ownership interest	1,247	1,284
Other investment	1,200	—

Total Investments	$18,310	$18,084

        Investment gains and losses were comprised of the following:

(In thousands)	2011	2010	2009
Investments (realized and unrealized gains)	$2,996	$7	$5,698

        The Company has an investment in FATV of approximately $15.9 million and approximately $16.8 million at December 31, 2011 and 2010, respectively. FATV's primary purpose is to provide

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. Investments (Continued)

investment returns consistent with the risk of investing in venture capital. FA Technology Ventures Corporation, a wholly-owned subsidiary of the Company, is the investment advisor to FATV. There are no material open commitments to fund this portfolio at December 31, 2011. At December 31, 2011 and 2010, total Partnership capital for all investors in FATV equaled $63.7 million and $65.0 million, respectively. The Partnership was scheduled to end in July 2011, subject to extension by the vote of a majority of the limited partners, as provided in the limited partnership agreement applicable to the Partnership (the "Partnership Agreement"). The term of the Partnership was extended for one year pursuant to such provision and is now scheduled to terminate on July 19, 2012. Although the term may be again extended for another one-year period under the Partnership Agreement, the Company currently expects the Partnership to terminate on such date. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors' level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represented the Company's maximum exposure to loss in the Partnership at December 31, 2011 and 2010. The Company's share of management fee income derived from the Partnership for the years ended December 31, 2011 and 2010 were $0.7 million and $0.8 million, respectively.

        The Employee Investment Funds ("EIF") are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company has consolidated EIF resulting in approximately $1.2 million and $1.3 million of Investments and a corresponding Payable to others being recorded in the Consolidated Statements of Financial Condition as of December 31, 2011 and 2010, respectively. Management fees are not material.

        Other investment is an investment in a privately held company.

NOTE 11. Business Combinations

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Business Combinations (Continued)

        The ClearPoint acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, "Business Combinations." The following condensed statement of net assets acquired reflects the value assigned to ClearPoint's net assets as of the acquisition date:

Condensed Statement of Net Asset Acquired (In thousands)	January 3, 2011
Assets
Cash and cash equivalents	$876
Loans	45,726
Derivative assets	1,117
Intangible assets*	803
Other assets	3,994

Total assets acquired	$52,516

Liabilities
Secured borrowings	$44,339
Accrued expenses and other liabilities	5,597

Total liabilities assumed	$49,936

Net assets acquired	$2,580

*
Consists primarily of customer relationships with an estimated useful life of 8 years.

        The following table presents unaudited prior period pro forma information as if the acquisition of ClearPoint had occurred on January 1, 2010:

Unaudited Pro Forma Condensed Combined Financial Information (In thousands)	Year Ended December 31, 2010
Net revenues	$281,482
Total expenses (excluding interest)	(314,310)

Loss from continuing operations before income taxes and discontinued operations	(32,828)
Income tax benefit	(12,765)

Loss from continuing operations	$(20,063)

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

        Refer to Note 27 herein for additional information regarding ClearPoint's current year financial information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Business Combinations (Continued)

        The Company did not close any acquisitions during the year ended December 31, 2010.

NOTE 12. Goodwill and Intangible Assets

        The Company has designated its annual goodwill impairment testing dates for its MBS/ABS & Rates, Equities and Investment Banking reporting units to be December 31, October 1, and June 1, respectively. The fair value of the MBS/ABS & Rates reporting unit exceeded its carrying amount by approximately 70% as of December 31, 2011.

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

        In addition, during the three months ended June 30, 2011, the Company performed an interim goodwill impairment test related to the Equities reporting unit as a result of the impact of the current market environment on the segment's net revenues coupled with the higher operating costs associated with the expansion of our equities trading and sales trading capabilities announced in the third quarter of 2010. These factors resulted in a shortfall of actual revenues and operating results in relation to current year projections.

        The following table sets forth the rollforward of goodwill for the MBS/ABS & Rates, Equities and Investment Banking reporting units at December 31, 2011 and 2010:

Goodwill

(In thousands)	Reporting Unit MBS/ABS & Rates	Reporting Unit Equities	Reporting Unit Investment Banking	Total
Goodwill
Balance at December 31, 2009	$17,364	$8,928	$79,402	$105,694
Contingent consideration	—	—	—	—

Balance at December 31, 2010	$17,364	$8,928	$79,402	$105,694
Impairment of goodwill	—	(8,928)	(75,670)	(84,598)
Contingent consideration	—	—	—	—

Balance at December 31, 2011	$17,364	$—	$3,732	$21,096

        During the years ended December 31, 2011 and 2010, there was no contingent consideration associated with the Company's AmTech acquisition as a result of the performance of the division. Refer to Note 28 herein for additional information.

        The Company considered a combination of the market and income approaches to determine the fair value of its reporting units. Key assumptions utilized in the market approach included the use of multiples of earnings before interest and taxes and earnings before interest, taxes, depreciation and amortization based upon available comparable company market data. The income approach, which is a discounted cash flow analysis, utilized a discount rate which included an estimated cost of debt and cost of equity and capital structure. The outcome of these interim goodwill impairment tests, which relies on

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Goodwill and Intangible Assets (Continued)

significant unobservable inputs to determine the goodwill's fair value, resulted in approximately $75.7 million of the goodwill allocated to the Investment Banking reporting unit and all of the goodwill of the Equities reporting unit (classified as part of discontinued operations) being written off during the year ended December 31, 2011.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Goodwill and Intangible Assets (Continued)

Intangible Assets

(In thousands)	December 31, 2011	December 31, 2010
Intangible assets (amortizable):
Descap Securities, Inc.—Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(410)	(356)

Net carrying amount	231	285

Corporate Credit—Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(610)	(451)

Net carrying amount	185	344

Equities—Customer relationships
Gross carrying amount	6,960	6,960
Accumulated amortization—May 31, 2011	(1,614)	(1,362)
Impairment of intangible asset—June 1, 2011	(5,346)	—

Net carrying amount	—	5,598

Equities—Covenant not to compete
Gross carrying amount	330	330
Accumulated amortization—May 31, 2011	(293)	(247)
Impairment of intangible asset—June 1, 2011	(37)	—

Net carrying amount	—	83

Investment Banking—Trade name
Gross carrying amount	7,300	7,300
Accumulated amortization	(874)	(573)
Impairment of intangible asset—September 1, 2011	(3,234)	—

Net carrying amount	3,192	6,727

Investment Banking—Covenant not to compete
Gross carrying amount	700	700
Accumulated amortization	(522)	(366)
Impairment of intangible asset—September 1, 2011	(178)	—

Net carrying amount	—	334

Investment Banking—Customer relationships
Gross carrying amount	6,500	6,500
Accumulated amortization	(5,338)	(4,306)
Impairment of intangible asset—September 1, 2011	(1,162)	—

Net carrying amount	—	2,194

ClearPoint—Customer relationships
Gross carrying amount	803	—
Accumulated amortization	(100)	—

Net carrying amount	703	—

Total Intangible assets	$4,311	$15,565

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Goodwill and Intangible Assets (Continued)

        In connection with the interim goodwill impairment tests related to the Investment Banking and Equities reporting units, the Company evaluated the recoverability of the intangible assets allocated to these reporting units, by comparing the sum of the undiscounted cash flows expected to result from the use and eventual disposition of such assets to their carrying amounts. These outcomes resulted in the write-off of approximately $4.6 million of the intangible assets allocated to the Investment Banking reporting unit and all of the intangible assets allocated to the Equities reporting unit (classified as part of discontinued operations) during the year ended December 31, 2011.

        Customer-related intangible assets are being amortized from 3 to 12 years and trademark assets are being amortized over 20 years (with approximately 18 years remaining). Excluding the impairment related to the intangible assets allocated to the Investment Banking and Equities reporting units discussed above, total amortization expense for the years ended December 31, 2011, 2010 and 2009 was approximately $1.8 million, $3.0 million and $3.1 million, respectively and is recorded within Other in the Consolidated Statements of Operations.

        Future amortization expense is estimated as follows:

(In thousands)
2012	$496
2013	364
2014	337
2015	337
2016	301
Thereafter	2,476

Total	$4,311

NOTE 13. Office Equipment and Leasehold Improvements

        Office equipment and leasehold improvements consists of the following at December 31:

(In thousands)	2011	2010
Communications and data processing equipment	$4,968	$3,671
Furniture and fixtures	3,251	2,950
Leasehold improvements	1,766	1,751
Software	692	378

Total	10,677	8,750

Less: accumulated depreciation and amortization	(3,942)	(2,097)

Total office equipment and leasehold improvements, net	$6,735	$6,653

        In connection with the Company's restructuring of its Equities business, approximately $0.4 million of fixed assets were written off. Refer to Note 25 herein for additional information. In addition, in connection with the Company's move to its new headquarters during the second quarter of 2010, as further discussed in Note 19, fixed assets and leasehold improvements were retired, resulting in an

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. Office Equipment and Leasehold Improvements (Continued)

expense of approximately $0.3 million. Also, as a result of this move, the Company purchased approximately $3.8 million of fixed assets and leasehold improvements.

        Depreciation and amortization expense for the years ended December 31, 2011, 2010, and 2009, excluding the previously mentioned write-offs and retirements, was $1.8 million, $1.5 million, and $0.8 million, respectively.

NOTE 14. Other Assets

        Other assets consist of the following at December 31:

(In thousands)	2011	2010
Collateral deposits	$5,180	$4,731
Prepaid expenses	2,959	4,003
Other	1,652	181

Total other assets	$9,791	$8,915

        Collateral deposits include $5.1 million of cash collateralizing stand-by letters of credit executed primarily in connection with office leases.

NOTE 15. Secured Borrowings

        Pursuant to certain master repurchase agreements, ClearPoint was extended secured mortgage warehouse lines of credit in order to fund mortgage originations. These lines of credit carry floating rates of interest and are collateralized by ClearPoint's mortgage loans. Outstanding borrowings were approximately $213.6 million as of December 31, 2011.

(In thousands)	Expiration Date	Available Line of Credit
Warehouse line—#1	3/2012	$75,000	(1)
Warehouse line—#2	9/2012	100,000	(2)
Warehouse line—#3	9/2012	75,000

Total		$250,000	(3)

(1)
Excludes a $50.0 million line established for loan originations sold directly to this lender.

(2)
This line can be terminated at will by the lender on 90-days' notice.

(3)
Includes $150 million which was uncommitted at December 31, 2011.

        If ClearPoint does not sell loans it originates from funds advanced under ClearPoint's mortgage warehouse lines of credit within certain periods of time, the lenders can incrementally curtail, or reduce, such advances. Under these circumstances, ClearPoint would be required to repay the curtailed amounts to the lenders prior to receiving any proceeds from the sale of the loan.

        ClearPoint is required, among other things, to comply with certain financial covenants, including maintaining (i) a minimum tangible net worth ratio, (ii) a maximum leverage ratio, (iii) certain levels of profits/losses, and (iv) a minimum level of liquid assets.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Secured Borrowings (Continued)

        If ClearPoint fails to comply with these covenants, the lenders could declare the credit lines to be in default and require the payment of all amounts then outstanding under the lines. Also, the applicable agreements contain "cross default" provisions, so that a default under one agreement triggers a default under the others. In October 2011, ClearPoint had breached certain covenants for which its warehouse line lenders provided waivers.

        As further described in Note 29 "Subsequent Events," the lender to the warehouse line, scheduled to expire in March 2012, elected not to renew it. This lender instead agreed to a 120-day extension. ClearPoint may make requests for funding under this line for the first 60 days of the extension, with the amount which ClearPoint may request decreasing, ultimately to zero at the sixtieth day. However, the lender is not committed to agree to any particular funding request. Concurrent with the extension, this lender issued a notice of default of certain of ClearPoint's financial covenants relating to ClearPoint's liquidity from October 2011 to March 2012 and certain levels of profits/losses in February 2012, along with a simultaneous waiver, while requiring more restrictive curtailment provisions and financing terms. The default under this line of credit caused cross-defaults under ClearPoint's other two warehouse lines of credit. In February 2012, ClearPoint was also in default of covenants related to liquidity and profits/losses under these lines. These other two lenders agreed to waive these defaults, but required that the Parent's exposure under its curtailment guaranties as to loans funded on or after February 29, 2012 be increased to range from 5% to 100% of, in general, the lesser of the market value or the principal amount of such loans, depending on the length of time such loans persist on the warehouse line.

        As noted above, ClearPoint is required to achieve certain profitability levels to remain in compliance under its warehouse lines. ClearPoint has incurred losses since its acquisition and is engaged in a remediation plan, as further described in Note 23 herein, that will, at least temporarily, make it probable that ClearPoint will not achieve profitability levels that satisfy its financial covenants. Assuming ClearPoint is unable to right size its business in a manner that achieves profitability, and if it is unable to amend the profitability covenants, it will breach these covenants in future periods. If ClearPoint is unable to comply with the terms of its warehouse credit lines, these lines could be terminated, potentially resulting in the acceleration of all amounts due under the lines.

        Refer to Note 29 herein for additional information regarding ClearPoint's secured mortgage warehouse lines of credit.

NOTE 16. Subordinated Debt

        A select group of management and highly compensated employees were eligible to participate in the Company's Deferred Compensation Plan for Key Employees (the "Key Employee Plan"). The employees entered into subordinated loans with Gleacher Securities to provide for the deferral of compensation and employer allocations under the Key Employee Plan. The accounts of the participants of the Key Employee Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt were based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits new amounts to be deferred under the Key Employee Plan.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Subordinated Debt (Continued)

        Principal debt repayment requirements, which occur on about April 15th of each year, as of December 31, 2011, are as follows:

(In thousands)
2012	$208
2013	185
2014	320
2015	63
2016	25

Total	$801

        FINRA has approved the net capital treatment of the Company's subordinated debt agreements disclosed above. Pursuant to these approvals, these amounts are allowable in Gleacher Securities' computation of net capital.

NOTE 17. Mandatorily Redeemable Preferred Stock ("Series B Preferred Stock")

        On June 27, 2008, the Company entered into a Preferred Stock Purchase Agreement with Mast Credit Opportunities I Master Fund Limited, a Cayman Islands corporation ("Mast") for the issuance and sale of (i) 1,000,000 newly-issued unregistered shares of Series B Preferred Stock, and (ii) warrants to purchase 1,000,000 shares of the Company's common stock, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million. Refer to Note 18 for additional information related to the Mast warrant and preemptive rights related to the Preferred Stock Purchase Agreement.

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

NOTE 18. Stockholders' Equity

Tender Offer

        On November 22, 2011, the Company closed its modified "Dutch auction" tender offer. The Company accepted for purchase 6,601,313 shares of its common stock at a purchase price of $1.25 per share, or approximately $8.3 million in the aggregate. Included within the shares accepted for purchase were 601,313 additional common shares that the Company elected to purchase pursuant to its option to increase the size of the offering by 2% of the outstanding shares of common stock. The shares purchased represented 5.17% of the shares outstanding immediately prior to the consummation of the tender offer.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Stockholders' Equity (Continued)

Stock Repurchase (10b-18 Plan)

        On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program whereby the Company is authorized to purchase shares of its common stock for up to $25 million, subject to the requirements of Rule 10b-18 promulgated under the Exchange Act. For the year ended December 31, 2011, the Company has repurchased 5.3 million shares for approximately $10.6 million under this program. No repurchases were made during the year ended December 31, 2010. The authorization under this program terminates on the date which the Company publicly releases its results of operations for the year ending December 31, 2011. Refer to Note 29 for additional information.

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

Acquisition—Gleacher Partners, Inc.

        In connection with the Company's acquisition of Gleacher Partners, Inc., the Company issued 23 million shares of Company common stock as part of the merger consideration.

Acquisition—American Technology Research Holdings, Inc.

        In connection with the Company's acquisition of AmTech, the Company issued 2,676,437 shares of common stock of the Company subject to transfer restrictions lapsing ratably over the three years following the closing, and 323,563 shares of restricted stock to be issued pursuant to the Company's 2007 Incentive Compensation Plan (the "Incentive Plan"). In addition, 345,043 and 190,320 shares were issued in 2010 and 2009 in connection with the earnout payment for the year ended December 31, 2009

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Stockholders' Equity (Continued)

and 2008, respectively. No further shares have been issued in connection with this arrangement due to the operating results for the years ended December 31, 2011 and 2010. The earnout has since expired.

Warrants

        As previously mentioned within Note 17, on June 27, 2008, the Company entered into the Preferred Stock Purchase Agreement with Mast for the issuance and sale of (i) 1,000,000 newly issued unregistered shares of Series B Preferred Stock and (ii) warrants to purchase 1,000,000 shares of the Company's common stock, at an exercise price of $3.00 per share, for an aggregate cash purchase price of $25 million.

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

Deferred Compensation and Employee Stock Trust

        The Company adopted the Key Employee Plan for the benefit of a select group of highly compensated employees who contribute significantly to the continued growth and development and future business success of the Company. Participants may elect under this plan to have the value of their plan accounts track the performance of one or more investment benchmarks available under the plans, including the Gleacher & Company Common Stock Investment Benchmark, which tracks the performance of the Company's common stock. With respect to the Gleacher & Company Common Stock Investment Benchmark, the Company contributed its common stock to a rabbi trust (the "Trust") that it has established in connection with meeting its related liability under the plans. As of

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Stockholders' Equity (Continued)

February 28, 2007, the Company no longer permits any new amounts to be deferred under its current plans.

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

NOTE 19. Commitments and Contingencies

ClearPoint—Acquisition

        In connection with the Company's acquisition of ClearPoint on January 3, 2011 the former stockholder of ClearPoint is entitled to receive payments consisting of no more than approximately $2.0 million payable in installments on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder. These payments are to be reduced for certain matters for which the Company is indemnified, including losses resulting from any loan losses with respect to loans presented to ClearPoint or originated on or prior to January 3, 2011. As of December 31, 2011, the Company has accrued approximately $0.8 million in relation to this obligation which is recorded within Accrued compensation in the Consolidated Statements of Financial Condition.

AmTech—Contingent Consideration

        In connection with the Company's acquisition of AmTech in October 2008, the sellers have the right to receive earnout payments consisting of the profits earned by the Equities division for fiscal years through October 1, 2011 up to an aggregate of $15 million in such profits, and 50% of such profits in excess of $15 million. Based on the results of the Equities division for the years ended December 31, 2011 and 2010, there was no contingent consideration recorded as additional purchase price in the Consolidated Statements of Financial Condition.

Leases

        The Company's headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options, free rent periods, and escalation clauses. These leases expire at various times through 2025. To the extent the Company is provided tenant improvement allowances funded by the lessor, they are amortized over the initial lease period and serve to reduce rent expense. The Company recognizes the rent expense over the entire lease term on a straightline basis.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Commitments and Contingencies (Continued)

        Future minimum annual lease payments, and sublease rental income, are as follows:

(In thousands)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2012	$9,178	$1,918	$7,260
2013	8,612	1,715	6,897
2014	6,913	860	6,053
2015	6,337	502	5,835
2016	5,326	—	5,326
Thereafter	44,397	—	44,397

Total	$80,763	$4,995	$75,768

        Rental expense, net of sublease rental income, for the years ended December 31, 2011, 2010 and 2009 approximated $4.8 million, $8.1 million, and $5.3 million, respectively. The year ended December 31, 2010, includes (i) a termination fee and related commissions of approximately $3.2 million associated with the Company's termination of its lease of its former headquarters at 12 East 49th Street, New York, New York and (ii) approximately $0.7 million representing the Company's remaining commitment associated with its Greenwich, Connecticut lease which has ceased being used as of November 2010.

Litigation and Other Claims

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

        Due to the nature of the Company's business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings and claims. These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory,

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Commitments and Contingencies (Continued)

securities trading or other transactional activities, client account activities, mortgage lending and employment matters. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company's financial position. The Company has been in the past, and currently is, subject to a variety of claims and litigations arising from its business, most of which it considers to be routine.

        The Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries. In the ordinary course of business, the Company and its subsidiaries receive inquiries and subpoenas from the SEC, FINRA, state securities regulators and other regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions, and in the Company and/or its subsidiaries being cited for regulatory deficiencies. To date, none of these communications have had a material adverse effect on the Company's business nor does the Company believe that any pending communications are likely to have such an effect. Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company's business. In addition, the Company is also subject to claims by employees alleging discrimination, harassment or wrongful discharge, among other things, and seeking recoupment of compensation claimed (whether for cash or forfeited equity awards), and other damages.

        The Company recognizes a liability in its financial statements with respect to legal proceedings or claims when incurrence of a loss is probable and the amount of loss is reasonably estimable. However, accurately predicting the timing and outcome of legal proceedings and claims, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles. It is reasonably possible that the Company incurs losses pertaining to these matters in the form of settlements and/or adverse judgments and incurs legal and other expenses in defending against these matters. Based on currently available information, the Company does not believe that any current litigation, proceeding, claim or other matter to which it is a party or otherwise involved will result in a material loss or otherwise have a material adverse effect on its financial position, results of operations and cash flows, although an adverse development, or an increase in associated legal fees, could be material to the Company's financial results in a particular period, depending in part on the Company's operating results in that period.

Letters of Credit

        The Company is contingently liable under bank stand-by letter of credit agreements, executed primarily in connection with office leases, totaling $4.9 million and $4.3 million at December 31, 2011 and 2010, respectively. The letter of credit agreements were collateralized by cash of $4.9 million and $4.3 million included in Other assets at December 31, 2011 and 2010, respectively.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Commitments and Contingencies (Continued)

Other

        The Company, in the normal course of business, provides guarantees to third parties with respect to the obligations of certain of its subsidiaries.

        In the normal course of business, Gleacher Securities guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. Gleacher Securities also indemnifies some clients against potential losses incurred in the event of non-performance by specified third-party service providers, including sub-custodians. The maximum potential amount of future payments that Gleacher Securities could be required to make under these indemnifications cannot be estimated. However, Gleacher Securities has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future. Therefore, the Company has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

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

        The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business, which began in November 2010. The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted. At December 31, 2011 and 2010, the Company had a deposit with the FICC of approximately $15.2 million and $10.3 million, respectively, which is recorded within Receivable from brokers, dealers and clearing organizations in the Company's Consolidated Statements of Financial Condition.

        In the ordinary course of business, ClearPoint indemnifies counterparties, including under its loan sale and warehouse line agreements, against potential losses incurred by such parties in connection with particular arrangements. The maximum potential amount of future payments that ClearPoint could be required to make under these indemnification obligations cannot be estimated. In connection with the Company's acquisition of ClearPoint, the Company is indemnified for any such losses with respect to any loans presented to ClearPoint or originated on or prior to January 3, 2011.

        A wholly-owned subsidiary of the Company, acting as agent, has a commitment to pay funding advances with respect to unfunded commitments pursuant to a working capital loan agreement between an unaffiliated borrower and certain lenders. This commitment is fully collateralized by $4.6 million of funds which was transferred by the lenders to the Company to satisfy this obligation. The funds are included within Cash segregated for regulatory and other purposes with an equal and offsetting payable recorded in Accounts payable and accrued expenses in the Company's Consolidated Statements of Financial Condition at December 31, 2011.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Income Taxes

        The components of income tax expense/(benefit) from continuing operations reflected in the Consolidated Statements of Operations are set forth below for the years ended December 31:

(In thousands)	2011	2010	2009
Federal
Current	$(1,494)	$3,209	$19,831
Deferred	3,029	(10,985)	(19,286)
State and local
Current	(457)	3,276	4,656
Deferred	1,129	(5,278)	1,432
Foreign
Current	—	—	2
Deferred	—	—	122

Total income tax expense/(benefit) from continuing operations	$2,207	$(9,778)	$6,757

        A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is set forth below for the years ended December 31:

(In thousands)	2011	2010	2009
Federal statutory rate—35%	$(21,657)	$(9,024)	$21,475
Goodwill impairment	24,172	—	—
Provision to return adjustments	(1,474)	645	1,168
Gain on bargain purchase—ClearPoint acquisition	(816)	—	—
State and local income taxes, net of federal income taxes	715	(1,797)	4,569
Change in estimated state tax rates	530	281	1,431
Uncertain tax positions	334	(1,205)	53
Meals and entertainment	222	250	269
Compensation	44	(565)	780
(Decrease)/increase of deferred tax asset valuation allowance	—	—	(24,707)
Series B Preferred Stock dividends	—	1,012	1,365
Loss on extinguishment of Series B Preferred Stock	—	563	—
Foreign income taxes	—	—	124
Other	137	62	230

Total income tax expense/(benefit) from continuing operations	$2,207	$(9,778)	$6,757

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Income Taxes (Continued)

        The deferred tax assets and liabilities consisted of the following at December 31:

(In thousands)	2011	2010
Deferred tax assets, net
Stock-based compensation	$17,259	$28,780
Net operating loss carryforwards	9,733	8,113
Accrued liabilities	3,520	412
Investments	(2,252)	(2,072)
Uncertain tax positions	831	831
Fixed assets	732	1,252
Intangible assets	(645)	(4,748)
Deferred revenues	(33)	293
Other	1,621	1,293

Total net deferred tax asset before valuation allowance	30,766	34,154
Less: valuation allowance	—	—

Total deferred tax assets, net of valuation allowance	$30,766	$34,154

Deferred tax liabilities
State effect of intangible assets	$(363)	(2,179)
State effect of investments	(890)	(984)
Other	(369)	(227)

Total deferred tax liabilities	$(1,622)	$(3,390)

        No valuation allowance has been provided on the Company's DTAs as it is more likely than not that they will be realized. Such determination is based upon the Company's net cumulative income position, the Company's ability to carry back net operating losses, as well as the projection of future taxable income.

        However, if the Company does not generate sufficient taxable income in 2012, it is possible that the Company may be in a cumulative tax loss position and may need to re-evaluate the realizability of the deferred tax asset. If warranted, the establishment of a valuation allowance could be material, depending on its magnitude, in relation to the Company's operating results during the period in which it is recorded.

        In addition, a high concentration of the Company's deferred tax assets is attributable to stock-based compensation. To the extent that stock-based compensation vests at a share price less than the grant price, the related shortfall will first be applied against the cumulative windfall tax pool within additional paid-in capital, while any remaining shortfall (in excess of the cumulative windfall tax pool) will result in an increase in income tax expense.

        At December 31, 2011, the Company had federal net operating loss carryforwards of $24.0 million, which expire between 2023 and 2027. These net operating loss carryforwards have been reduced by the impact of an annual limitation described in the Internal Revenue Code Section 382. In general, the Internal Revenue Code Section 382 places an annual limitation on the use of certain tax attributes such as net operating losses. The annual limitation arose as a result of an ownership change which occurred on September 21, 2007. For state and local tax purposes, the Company's net operating loss carryforwards have expiration periods between 2 and 17 years and are also subject to various apportionment factors and limitations on utilization.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Income Taxes (Continued)

        The following table summarizes the activity related to the Company's unrecognized tax benefits:

(In thousands)
Balance—December 31, 2009	$6,017
Decreases related to settlements	(2,198)
Decreases related to expiration of statute of limitations	(503)
Gross decreases related to prior year's tax positions	(165)
Gross increases related to prior year's tax positions	122

Balance—December 31, 2010	$3,273

Gross increases related to current year's tax positions	278

Balance—December 31, 2011	$3,551

        The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate are $3.2 million. We currently anticipate that total unrecognized tax benefits will decrease by up to $2.7 million in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations.

        The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2011, 2010 and 2009, the Company recognized $0.2 million, $0.3 million and $0.1 million, respectively, of interest expense as a component of income tax expense. The Company had approximately $0.4 million and $0.3 million for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. As of December 31, 2011, with few exceptions, the Company and its subsidiaries were no longer subject to U.S. federal tax or state and local income tax examinations for years before 2006. The Company began an audit with New York City in December 2010 for the tax years 2006 through 2008.

NOTE 21. Stock-Based Compensation Plans

        The Company has established the Incentive Plan and the 2003 Non-Employee Directors Plan ("2003 Directors Plan"), (referred to herein as the "Plans") pursuant to which employees and non-employees of the Company have been awarded stock options, restricted stock and/or restricted stock units, which expire at various times through 2017. The Company generally issues treasury shares in connection with option exercises, restricted stock awards or the settlement of vested restricted stock units to the extent there are adequate shares in treasury to satisfy such activity.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. Stock-Based Compensation Plans (Continued)

        The following is a recap of all Plans as of December 31, 2011:

Shares authorized for issuance	47,895,900

Share awards used:
Stock options granted and outstanding	8,107,339
Restricted stock awards granted and unvested	6,113,731
Restricted stock units granted and unvested	6,990,602
Restricted stock units granted and vested	1,541,346

Total share awards used	22,753,018

Shares available for future awards*	25,142,882

*
Awards above exclude options for 1.0 million shares and 1.0 million shares underlying RSUs granted to the Company's CEO outside of the Incentive Plan and pursuant to the "employee inducement" award exception of the NASDAQ rules in connection with his hiring in the second quarter of 2011.

        For the years ended December 31, 2011, 2010 and 2009, total stock-based compensation expense was $15.1 million, $54.3 million and $13.9 million, respectively, and the related tax benefit recognized in the Consolidated Statements of Operations was $6.4 million, $23.7 million and $5.4 million, respectively. Included within stock-based compensation expense for the year ended December 31, 2010 is approximately $34.2 million related to specific matters occurring during the year as further discussed below.

        During the fourth quarter of 2010, the Company modified the vesting terms of restricted stock and restricted stock units previously granted in connection with year-end bonuses to allow for continued vesting of such awards so long as the grantee's employment is not terminated for "cause" and the grantee does not compete or engage in certain other actions potentially harmful to the Company. Previously, unvested equity awards granted in connection with year-end bonuses would be forfeited if the grantee's employment with the Company were to terminate before vesting, with limited exceptions. In addition, similar modifications were made to certain equity awards previously granted in connection with 2008 and 2009 year-end compensation (excluding outstanding awards held by executive officers of the Company), which is applicable to terminations of employment after December 31, 2010. These changes resulted in approximately $6.7 million of expense that previously had been expected to be recognized in future periods instead being recognized in the fourth quarter of 2010. This general policy was subsequently changed back to the Company's previous policy during the third quarter of 2011, based upon the recommendation of the Company's newly hired Chief Executive Officer ("CEO") which was approved by the Company's Board of Directors. Under the approved changes to the Company's policy, it is expected that future equity awards in general will provide for forfeiture of awards by employees who leave the Company which results in the related compensation expense being recorded ratably over the vesting period of the award, generally 3 years, rather than being expensed ratably during the year with respect to which the service was provided. This change did not affect the terms of, or accounting for, current outstanding awards.

        In addition, during the year ended December 31, 2010, the Company recognized stock-based compensation expense of (i) approximately $12.7 million related to the remaining amortization of the

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. Stock-Based Compensation Plans (Continued)

former CEO's and the former Chief Financial Officer's ("CFO") outstanding equity awards since the dates of their separations during the first quarter of 2010 and (ii) approximately $2.3 million as a result of a modification to fully vest a senior executive's unvested restricted stock units and options in connection with a letter agreement regarding the senior executive's continued employment that was entered into with the Company on September 21, 2010.

        Compensation expense for the years ended December 31, 2010 and 2009 also includes $12.5 million and $1.5 million, respectively, of expense related to liability classified awards which is recorded within Accrued compensation in the Consolidated Statements of Financial Condition. There was no expense related to liability classified awards during the year ended December 31, 2011.

        At December 31, 2011, the total compensation expense related to non-vested awards (which are expected to vest) not yet recognized is $22.0 million, which is expected to be recognized over the remaining weighted average vesting period of 2.0 years.

        The actual tax benefit realized for the tax deductions for share-based compensation was $8.1 million, $9.0 million and $7.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Incentive Plan provides for awards in a variety of forms, including, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, restricted stock and restricted stock units. The Incentive Plan imposes a limit on the number of shares of the Company's common stock that may be subject to awards. On February 6, 2008, the Company's Board of Directors authorized, and on June 5, 2008, the Company's stockholders approved, an additional 10,675,000 shares for issuance pursuant to the Incentive Plan. On April 16, 2009, in connection with amending and restating the Incentive Plan, the Company's Board of Directors authorized and on June 16, 2009, the Company's stockholders approved an additional 5,000,000 shares for issuance pursuant to the Incentive Plan. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards, under the Incentive Plan and under the pre-existing plans, plus the number of shares subject to the award being granted do not exceed the sum of (i) 25% of the number of shares of common stock issued and outstanding immediately prior to the grant plus (ii) 15.675 million shares.

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

        Options:    Options have been granted with exercise prices not less than fair market value of the Company's common stock on the date of grant, as defined in each Plan, vest over a maximum of five years, and expire five to ten years after grant date.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. Stock-Based Compensation Plans (Continued)

        Unvested options are generally forfeited upon termination of employment, with limited exceptions. Option transactions for the three years ended December 31, 2011, 2010 and 2009 were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2008	7,390,996	$2.51
Options granted	256,702	4.52
Options exercised	(2,539,999)	1.88
Options forfeited/expired	(480,388)	4.04

Balance at December 31, 2009	4,627,311	$3.29
Options granted	2,722,092	2.55
Options exercised	(1,250,000)	2.31
Options forfeited/expired	—	—

Balance at December 31, 2010	6,099,403	$3.16

Options granted*	4,373,686	1.76
Options exercised	—	—
Options forfeited/expired	(1,365,750)	2.51

Balance at December 31, 2011	9,107,339	$2.58

*
Options granted above include options for 1.0 million shares granted to the Company's CEO pursuant to the "employee inducement" award exception of the NASDAQ rules in connection with his hiring in the second quarter of 2011.

        There were no options exercised for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, the total intrinsic value of options exercised was $2.3 million and $11.0 million, respectively. No cash was received from the exercise of options, as a result of cashless exercises where shares were withheld to cover the exercise amount and taxes. At December 31, 2011, outstanding options for 9.1 million shares had a remaining average contractual term of 4.5 years and an intrinsic value of $0.2 million. At December 31, 2011, outstanding options for 4.4 million shares were exercisable, had a remaining average contractual term of 3.5 years and had an intrinsic value of zero as they were all out of the money.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. Stock-Based Compensation Plans (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2011:

	Outstanding				Exercisable
Exercise Price Range	Shares		Average Life (years)	Average Exercise Price	Shares	Average Exercise Price
$1.45 - $2.00	4,673,686		5.6	$1.77	303,100	$1.91
$2.01 - $2.50	650,000		4.9	2.49	650,000	2.49
$2.51 - $3.00	1,700,000		3.1	3.00	1,448,334	3.00
$3.01 - $4.00	1,922,092		3.1	3.96	1,872,092	3.96
$4.01 - $7.50	161,561		2.5	5.56	161,561	5.56

Total	9,107,339	*	4.5	$2.58	4,435,087	$3.35

*
Options outstanding above include options for 1.0 million shares granted to the Company's CEO pursuant to the "employee inducement" award exception of the NASDAQ rules in connection with his hiring in the second quarter of 2011.

        The Black-Scholes option pricing model is used to determine the fair value of options granted. For year ended December 31 of each respective year, significant assumptions used to estimate the fair value of share based compensation awards include the following:

	2011*	2010	2009
Expected term**	3.94	3.70	6.00
Expected volatility	87.1%	89.9%	57.8%
Expected dividends	—	—	—
Risk-free interest rate	1.2%	1.0%	3.0%

*
Includes 1.0 million options granted to the Company's CEO pursuant to the "employee inducement" award exception of the NASDAQ rules in connection with his hiring in the second quarter of 2011.

**
The Company utilized the simplified method for calculating the expected term assumption for the years 2011, 2010 and 2009, as prescribed by ASC 718, due to insufficient historical stock option exercise experience.

        Restricted Stock Awards/Restricted Stock Units:    Restricted stock awards and restricted stock units have been valued at the market value of the Company's common stock as of the grant date and expensed over the service period. Awards granted which are not related to year-end compensation are amortized over the period in which the restrictions are outstanding, which is typically 3-5 years. Stock compensation expense associated with grants with performance conditions is recognized when it becomes probable that such performance conditions will be achieved. During 2009, performance awards were granted to the former CEO whose ultimate number of restricted stock units to be received was determined based upon the Company's pre-tax return on equity. No awards with performance conditions were granted in 2011 or 2010.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. Stock-Based Compensation Plans (Continued)

        Restricted stock awards/restricted stock units for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Unvested Restricted Stock Awards	Weighted Average Grant-Date Fair Value Restricted Stock	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Restricted Stock Units
Balance at December 31, 2008	7,337,546	$1.90	6,303,214	$1.80
Granted	5,675,544	5.53	3,786,558	4.55
Vested	(1,587,283)	1.99	(2,416,062)	1.69
Forfeited	(221,262)	2.25	(600,001)	2.43

Balance at December 31, 2009	11,204,545	$3.72	7,073,709	$3.05
Granted	3,715,133	3.36	3,521,315	3.08
Vested	(2,590,114)	3.57	(3,831,886)	2.58
Forfeited	(919,068)	4.23	(571,804)	4.39

Balance at December 31, 2010	11,410,496	$3.60	6,191,334	$3.22

Granted	2,583,084	1.92	6,547,866 *	1.96
Vested	(6,824,649)	3.02	(3,195,351)	2.87
Forfeited	(1,055,200)	2.75	(1,553,247)	2.53

Balance at December 31, 2011	6,113,731	3.68	7,990,602	2.47

*
Unvested RSUs include 1.0 million shares underlying RSUs granted to the Company's CEO pursuant to the "employee inducement" award exception of the NASDAQ rules in connection with his hiring in the second quarter of 2011.

        The total fair value of awards vested, based on the market value of the stock on the vest date, during the years ended December 31, 2011, 2010, and 2009 was $21.2 million, $18.3 million and $20.4 million, respectively.

Other

        At December 31, 2011 and December 31, 2010, there was approximately $0.5 million and $0.6 million, respectively, of accrued compensation within the Consolidated Statements of Financial Condition related to deferred compensation plans provided by the Company, which will be paid out between 2012 and 2016. As of February 28, 2007, the Company no longer permits new amounts to be deferred under these plans.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. Net Capital Requirements

        Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the "Net Capital Rule"), as well as the Commodity Futures Trading Commission's net capital requirements ("Regulation 1.16"), which require the maintenance of a minimum net capital. Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities. Based upon the activities of Gleacher Securities, its minimum requirement under Regulation 1.16 is the same as under the Net Capital Rule. As of December 31, 2011, Gleacher Securities had net capital, as defined by both the Net Capital Rule and Regulation 1.16, of $76.4 million, which was $76.1 million in excess of the $0.25 million required minimum net capital.

        Gleacher Partners, LLC is also subject to the Net Capital Rule. Gleacher Partners, LLC has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater. As of December 31, 2011, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.8 million, which was $0.5 million in excess of the $0.3 million required minimum net capital.

        The Company's ClearPoint subsidiary is subject to net worth requirements, as required by the HUD. At December 31, 2011, ClearPoint's net worth was $18.6 million, which was $17.6 million in excess of the $1.0 million required minimum net worth.

NOTE 23. Concentrations of Credit and Liquidity Risk

Risks Related to ClearPoint and Other Related Matters

        The residential mortgage lending activities of ClearPoint are subject to concentrations of liquidity risk, as ClearPoint currently relies on a limited number of investors to purchase its originated mortgage loans and a limited number of lenders to finance these activities. If ClearPoint does not sell loans it originates from funds advanced under ClearPoint's mortgage warehouse lines of credit within certain periods of time, the lenders can incrementally curtail, or reduce, such advances. Under these circumstances, ClearPoint would be required to repay the curtailed amounts to the lenders prior to receiving any proceeds from the sale of the loans. In recent months, ClearPoint has experienced liquidity constraints. These have resulted principally from the rapid expansion of ClearPoint's business coupled with an unanticipated slow-down in loan purchases by one of ClearPoint's principal loan purchasers. These factors have combined to lengthen the period of time during which ClearPoint's loan originations have persisted on its warehouse credit lines. The slowdown in purchases has resulted in an increase in curtailment payments and a decrease in the available capacity for funding new loans.

        In addition, as further discussed in Note 29 "Subsequent Events," in order to facilitate the purchase by Citibank of approximately $56 million of loans originated by ClearPoint, on February 29, 2012, ClearPoint agreed to repurchase certain loans if certain conditions regarding documentation, underwriting and similar matters are not resolved favorably within 30 days of the purchase (subject to extensions). Also, if any loan with unresolved conditions fall into borrower default (defined as any payment more than 30 days past due), Citibank may require ClearPoint to repurchase such loan.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. Concentrations of Credit and Liquidity Risk (Continued)

        If payments become due to the lenders or Citibank at a time when the related loans cannot be sold quickly for an amount approximating their full principal amount, or at all, ClearPoint could face a liquidity shortfall and may not be able to perform as required under the warehouse and Citibank agreements, breach related covenants and/or incur losses from the sale of the loans at prices below the market value of the loans in order to meet these obligations. This could also adversely impact ClearPoint's ability to satisfy its unfunded loan commitments, as ClearPoint's financing capabilities are limited to the unused capacity of its warehouse facilities.

        In connection with these matters, as further discussed in Note 29, "Subsequent Events," the Parent entered into guaranties in favor of Citibank, as well as ClearPoint's lenders.

        Also, as further discussed in Note 29 "Subsequent Events," one of ClearPoint's lenders reduced to $0 the committed capacity under its warehouse line (meaning the lender is under no obligation to fund any particular loan origination), and in March 2012, the lender of ClearPoint's remaining committed capacity elected not to renew its line which was originally scheduled to expire on March 10, 2012. Instead, this lender agreed to extend the line for 120 days, while requiring more restrictive curtailment provisions and financing terms. ClearPoint may make requests for funding under this line for the first 60 days of the extension, with the amount which ClearPoint may request decreasing, ultimately to zero at the sixtieth day. However, the lender is not committed to agree to any particular funding request. The two continuing warehouse lines expire in September 2012, and one, in the amount of $100 million, can be terminated at will by the lender on 90-days' notice. Failure of the lenders to renew the warehouse lines upon expiration and/or not provide financing on the uncommitted portions of the lines would adversely impact ClearPoint's ability to conduct business. If ClearPoint is unable to replace the borrowing capacity when the warehouse lines expire or the lenders do not continue to fund requests, it may be required to reduce its loan origination activities and may not be able to satisfy its unfunded loan commitments.

        The warehouse lines and Citibank obligations are effectively collateralized by ClearPoint's funded but unsold loans. The Parent and/or ClearPoint would seek to recoup any payments under their obligations through the sale of these loans. However, if payment becomes due to the lenders or Citibank at a time when the related loans cannot be sold quickly for an amount approximating their full principal amount, or at all, whether as a result of a dislocation in the financial markets, purchaser delays or otherwise, both ClearPoint and the Parent could face a liquidity shortfall and may not be able to perform as required under the agreements, and/or could incur losses from the sale of the loans at prices below the market value of the loans in order to meet these obligations.

        With the assistance of the Parent, ClearPoint is engaged in a remediation program designed to address the curtailment and default issues it has experienced lately and generally reduce its risk profile. The program consists of the following principal elements:

  •
  limiting new loan originations to more closely balance the rate of loans entering the warehouse with the rate of loan sales to investors, and to reflect the reduction of warehouse capacity resulting from the pending termination of one of the warehouse lines;

  •
  right-sizing ClearPoint's sales force based upon new loan origination limits;

  •
  enhancing the operational infrastructure (including implementing temporary measures to address the unresolved conditions related to the Citibank purchase);

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. Concentrations of Credit and Liquidity Risk (Continued)

  •
  evaluating changes to ClearPoint's management to enhance its expertise and better match talents to responsibilities;

  •
  increasing the number of loan purchasers with which ClearPoint transacts; and

  •
  pursuing additional warehouse line lenders.

        In addition, ClearPoint is analyzing additional loan distribution channels, including becoming licensed to sell directly to Fannie Mae, Freddie Mac and other government-sponsored entities as well as collaborating with the Company's broker-dealer subsidiaries to securitize loans originated by ClearPoint. Other strategies may be pursued, as well.

        In connection with addressing ClearPoint's liquidity constraints, the Parent issued the guaranties described above in order to obtain concessions from certain of ClearPoint's counterparties. While the Parent's maximum potential liability under these guaranties is substantial, the Company believes that under the most likely scenarios, the arrangements described above will not have a material adverse impact on the Parent and/or its subsidiaries. This belief is based in large part on ClearPoint's prior history of curtailment exposure, as well as ClearPoint (or the Parent) ultimately receiving the proceeds from the sale of these loans to finance, or offset, any payments made to the parties to which the guaranties were provided. Such loans are underwritten to be conventional , conforming or government insured or guaranteed loans, satisfying criteria of Fannie Mae, Freddie Mac, FHA or Ginnie Mae.

        However, in light of the risks and uncertainties mentioned above, if ClearPoint, with the Parent's assistance, is unable to execute on the outlined strategies and/or other events occur which reduce our ability to obtain continued financing, it ultimately could have a material and adverse effect on the Parent and/or its subsidiaries financial position, results of operations and/or cash flows.

Risks Related to the Company's Broker-Dealer Operations

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

        Refer to Note 19 herein within the section labeled "Other" for additional information regarding credit risks of the Company.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24. Fair Value of Financial Instruments

        Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short term nature, with the exception of subordinated debt. Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealers and clearing organizations, related parties and others, Securities purchased under agreements to resell and Securities sold under agreements to repurchase The carry value of the subordinated debt at December 31, 2011 and December 31, 2010 approximated fair value based on current rates available.

NOTE 25. Restructuring

        On August 22, 2011, the Board of Directors of the Company approved a plan to exit the Equities business, effective immediately. The principal reasons for this decision were that the Equities division was an underperforming non-core asset, and that its closure would allow the Company to improve focus and invest in its core competencies. Exiting the Equities business impacted 62 employees. Refer to Note 26 herein for additional information.

        The following table summarizes the restructuring charges incurred by the Company for the year ended December 31, 2011, which have been recorded as a component of discontinued operations:

(In thousands)	Year Ended December 31, 2011
Cash charges
Severance and other compensation	$2,578
Third party vendor contracts	1,613
Real estate exit costs	597
Legal and other related costs	595
Non-cash charges
Stock-based compensation	1,395
Asset impairments	316

Total Restructuring expense*	$7,094

*
The Company does not expect to incur any additional material charges with respect to this restructuring.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. Restructuring (Continued)

        The following table summarizes the changes in the Company's liability related to this restructuring for the year ended December 31, 2011:

(In thousands)	Year Ended December 31, 2011
Balance—January 1, 2011	$—
Restructuring expense	7,094
— Less: Non-cash charges	(1,711)
Payments for severance	(2,578)
Payments for real estate	(247)
Payments for third party vendor contracts	(541)
Payments for legal and other related costs	(590)

Restructuring reserve—December 31, 2011	$1,427

        The restructuring reserve of $1.4 million as of December 31, 2011 is included within Accrued expenses within the Consolidated Statements of Financial Condition. The majority of this remaining reserve pertains to third party vendor contracts. Payments are expected to be substantially completed over the next 12 months.

NOTE 26. Discontinued Operations

        The Company has classified the results of the Equities division as discontinued operations due to its exiting this business on August 22, 2011. Refer to Note 25 herein for additional information.

        Amounts reflected in the Consolidated Statements of Operations related to the Equities division are presented in the following table. No gain or loss has been recognized.

	For years ending December 31,
(In thousands)	2011*	2010	2009
Net revenues	$13,064	$22,302	$23,229
Total expenses (excluding interest expense)	(38,808)	(30,137)	(22,591)

(Loss)/income from discontinued operations before income taxes	(25,744)	(7,835)	638
Income tax (benefit)/expense	(7,704)	(3,219)	317

(Loss)/income from discontinued operations, net of taxes	$(18,040)	$(4,616)	$321

*
Included within the table above for the year ended December 31, 2011 is (i) a restructuring charge of $7.1 million and (ii) a goodwill and intangible impairment charge of approximately $14.3 million.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 27. Segment Analysis

        Currently, we operate our businesses through the following four business segments:

  •
  MBS/ABS & Rates—This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues are generated from spreads on principal transactions executed to facilitate trades for clients. Revenues are also generated from changes in fair value and interest income on securities held in inventory.

  •
  Corporate Credit—This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to corporate and institutional investor clients. The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distributions. Revenues are generated primarily from spreads on riskless principal transactions, and to a lesser extent, principal trading and commissions on trades executed on behalf of clients. In addition, revenues are also generated on a smaller scale from interest income on securities held in inventory.

  •
  Investment Banking—This division provides financial advisory and capital raising services in connection with mergers, acquisitions and other strategic matters. The division is being reorganized around existing M&A expertise, expanded capital markets capabilities and key industry verticals, including real estate, financial services, aerospace and defense, technology, media and telecom, general industrial and financial sponsor coverage.

  •
  ClearPoint—This division originates, processes and underwrites single and multi-family residential mortgage loans within 43 states across the country. The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Revenues are generated primarily from the sale of the residential mortgage loans with servicing released.

        The Company's sales and trading revenues consist of revenues derived from commissions, principal transactions and other fee related revenues. Investment banking consists of revenues derived from capital raising and financial advisory services. Investment gains/(losses) primarily reflect gains and losses on the Company's FATV investment.

        The Equities segment results have been reclassified as a discontinued operation and is no longer reported below. In connection with this development, the goodwill and intangible asset impairment and any previously reported intangible asset amortization related to the Equities reporting unit which was included within "Other" has also been reclassified within discontinued operations. The realignment of the Investment Banking segment had no impact on comparability to prior period results.

        Items of revenues and expenses not allocated to one of the reportable segments are aggregated under the caption "Other" in the table below. Included within "Other" are investment gains/(losses) and fees related to the Company's investment in and management of FATV. In addition, "Other" reflects expenses not directly associated with specific reportable segments, including costs related to corporate overhead and support, such as various fees associated with financing, legal and settlement expenses and amortization of intangible assets from business acquisitions not reported within discontinued operations.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 27. Segment Analysis (Continued)

        Information concerning operations in these segments is as follows for the year ended December 31:

(In thousands)	2011	2010	2009
Net revenues
MBS/ABS & Rates
Sales and trading	$53,769	$77,114	$117,702
Interest income	60,919	55,565	45,229
Interest expense	(14,755)	(15,535)	(18,567)

Total MBS/ABS & Rates	99,933	117,144	144,364

Corporate Credit
Sales and trading	67,255	79,430	113,647
Interest income	1,817	1,878	946
Interest expense	(551)	(632)	(205)

Total Corporate Credit	68,521	80,676	114,388

Investment Banking
Investment banking	33,070	45,347	46,156
Other	—	90	168

Total Investment Banking	33,070	45,437	46,324

ClearPoint
Sales and trading	46,405	—	—
Interest income	3,446	—	—
Interest expense	(2,927)	—	—

Total ClearPoint	46,924	—	—

Total net revenues—Reportable segments	248,448	243,257	305,076

Other
Investment gains, net	2,996	7	5,698
Sales and trading	1,068	620	1,406
Gain from bargain purchase—ClearPoint acquisition	2,330	—	—
Interest income	11	(151)	187
Interest expense	(1,231)	(3,476)	(3,944)
Interest expense—Intersegment allocations	7,550	8,325	10,193

Total Other	12,724	5,325	13,540

Total net revenues	$261,172	$248,582	$318,616

(Loss)/income from continuing operations before income taxes
MBS/ABS & Rates	$31,452	$32,597	$56,283
Corporate Credit	8,532	1,782	14,876
Investment Banking	5,164	2,084	12,031
ClearPoint	(3,686)	—	—

Income from continuing operations before income taxes—Reportable segments	41,462	36,463	83,190

Other	(103,339)	(62,246)	(21,834)

(Loss)/income from continuing operations before income taxes	$(61,877)	$(25,783)	$61,356

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 27. Segment Analysis (Continued)

        Information concerning the assets of these segments is as follows for the year ended December 31, 2011:

(In thousands)	2011	2010
Total Assets
MBS/ABS & Rates	$2,929,879	$1,387,725
Corporate Credit	29,930	33,897
Investment Banking	10,916	100,305
ClearPoint	242,350	—

Total assets—Reporting segments	3,213,075	1,521,927

Other	126,358	391,065
Intersegment eliminations	(35,877)	(255,060)

Total assets	$3,303,556	$1,657,932

        Total assets for the year ended December 31, 2010, was not previously utilized by the chief operating decision maker. Substantially all assets and operations are located in the United States.

        The Company's segments financial policies are the same as those described in Note 1. Refer to Note 26 herein for information related to the Company's Equities segment which is being reported as a discontinued operation.

NOTE 28. Related Party Transactions

        From time to time, in the ordinary course of its business, the Company provides investment banking services and brokerage services to MatlinPatterson, a significant stockholder of the Company, or its affiliated persons or entities.

        Investment banking revenues from related parties reported in the Consolidated Statement of Operations represents zero and $1.9 million of fees earned for the years ended December 31, 2011 and 2010, respectively, for underwriting and advisory engagements performed for MatlinPatterson or its affiliated persons or entities.

        During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax. The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities, which is collateralized by shares of its common stock held in an escrow account that was established at the closing of the Company's acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations. During the third quarter of 2010, the Company reduced this indemnification claim by approximately $0.8 million based upon the resolution of certain tax years related to this matter. This amount is recorded within Other expenses within the Consolidated Statement of Operations, with an offsetting tax benefit recorded due to the reduction in the unrecognized tax benefit. During the fourth quarter of 2010, the Company reclaimed approximately $0.7 million of shares of common stock from the escrow account in connection with the resolution of certain tax years in the third quarter of 2010. The Company does not believe, in any event, that the remaining open tax years or other pre-acquisition tax matters will have a material

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 28. Related Party Transactions (Continued)

adverse effect on its financial position or results of operations. The Company's receivable for this indemnification claim at December 31, 2011 and 2010 was approximately $1.3 million.

        In connection with the acquisition of Gleacher Partners, Inc., the Company has agreed to pay $10 million to the selling parties over five years after closing the Transaction, subject to acceleration under certain circumstances. During the year ended December 31, 2010, the Company paid approximately $4.9 million of this obligation. No payments were made during the year ended December 31, 2011. The remaining obligation of $4.9 million as of December 31, 2011 is recorded as a liability within the Company's Consolidated Statements of Financial Condition.

        As further discussed in Note 19, in connection with the Company's acquisition of AmTech (which had comprised our Equities division, now reported as discontinued operations) the Company paid the former stockholders of AmTech, in the first quarter of 2010, approximately $1.4 million and issued approximately 345,000 shares of common stock resulting in an increase of Additional paid-in capital of approximately $1.5 million. No additional payments were made during the years ended December 31, 2011 and 2010 due to the operating results of the Equities division.

        Details on the amounts receivable from or payable to these various related parties are below:

(In thousands)	December 31, 2011		December 31, 2010
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$1,337		$1,305
MatlinPatterson—Investment Banking	—		940

Total Receivables from related parties	$1,337		$2,245

Payables to related parties
Former stockholders of Gleacher Partners, Inc.	$4,939	*	$4,986	*

Total Payables to related parties	$4,939		$4,986

*
Represents the present value of the Company's approximately $5.0 million remaining obligation.

NOTE 29. Subsequent Events

        The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. There were no events requiring disclosure other than the matters below.

Stock Repurchase (10b-18 Plan)

        The Board of Directors of the Company has renewed the Company's share repurchase program and has authorized up to $25 million in repurchases of Company common stock through the date on which the Company publicly releases its results of operations for fiscal 2012. No shares have been repurchased by the Company under this renewed program up through the date of issuance of the accompanying consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 29. Subsequent Events (Continued)

Guarantees Relating to Certain Contractual Obligations of ClearPoint

        On February 29, 2012, the Parent entered into separate limited guaranties relating to certain contractual obligations of ClearPoint. The guaranties were entered into with Citibank and certain of ClearPoint's lenders.

        In order to facilitate the purchase by Citibank of approximately $56 million of loans originated by ClearPoint, the Parent guaranteed certain of ClearPoint's obligations relating to the Citibank purchase (the "Citibank Guaranty"). At or prior to the time of purchase, Citibank had conducted a pre-purchase review and had cleared these loans for purchase subject to the resolution of identified conditions relating to certain of the loans and regarding documentation and other similar matters. ClearPoint has 30 days from the date of purchase to favorably resolve these conditions and a minimum of 10 days to resolve any related follow-up conditions. If ClearPoint is unable to favorably resolve one or more conditions within the requisite time period, Citibank can require ClearPoint to repurchase such loan. Citibank can also require ClearPoint to repurchase any loan with unresolved conditions that falls into borrower payment default (defined as payment more than 30 days past due). Under the Citibank Guaranty, which remains in effect until March 30, 2012 (subject to extension as to any loan that had unresolved follow-up conditions), the Parent has guaranteed payment to Citibank for any required repurchase if ClearPoint does not itself make such repurchase. As of March 16, 2012, the conditions relating to $12.5 million of these loans has been favorably resolved.

        In addition, the Parent entered into limited guaranties (the "Curtailment Guaranties") in favor of certain of ClearPoint's warehouse line lenders, which remain in effect until the termination of the related lender's warehouse line and the satisfaction of any curtailment obligations. Under the Curtailment Guaranties, the Parent has guaranteed certain of ClearPoint's obligations with respect to required curtailment payments if ClearPoint fails to make such payments. With respect to loans financed under the warehouse lines on or about February 29, 2012, the Parent has guaranteed ClearPoint's curtailment obligations up to the full principal amounts of the loans. The maximum potential exposure under the Curtailment Guaranties is initially approximately $114 million (assuming curtailment of 100% of the amounts then advanced and without giving effect to the realizable value of the related loans). This exposure decreases as loans in the lender's respective warehouse line are sold to third parties. Approximately $51.6 million of such loans have been sold to third parties as of March 16, 2012. In connection with waivers provided by these lenders in March 2012 regarding defaults under their respective warehouse lines (further described below), the Parent's exposure under these guaranties as to loans funded after February 29, 2012 increased and currently ranges from 5% to 100% of the lesser of, in general, the market value or the principal amount of such loans, depending on the length of time such loans persist on the warehouse line, with 100% curtailment of the amount advanced required 90 days after funding. Total exposure at March 16, 2012 assuming 100% curtailment and without giving effect to the realizable value of the related loans is $49.5 million. Any payments under the Curtailment Guaranties are required to be made upon three business days' prior notice following failure by ClearPoint to pay such amount. The Parent would seek to recoup payments under these guaranties from the proceeds of the sale of the related loans.

Warehouse Lines of Credit

        In February 2012, one of the lenders reduced to $0 the committed capacity under its warehouse line (meaning that lender is under no obligation to fund any particular loan origination), and in March

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 29. Subsequent Events (Continued)

2012, the lender of ClearPoint's remaining committed capacity elected not to renew its line, which was scheduled to expire on March 10, 2012. Instead, this lender agreed to extend the line for 120 days, while requiring more restrictive curtailment provisions and financing terms. ClearPoint may make requests for funding under this line for the first 60 days of extension, with the amount which ClearPoint may request decreasing, ultimately to zero at the sixtieth day. However, the lender is not committed to agree to any particular funding request. ClearPoint must repay all amounts outstanding under this line upon expiration of the line (as extended). At March 16, 2012, ClearPoint had advances of $56.4 million outstanding under this line. The two other warehouse lines expire in September 2012, and one, in the amount of $100 million, can be terminated at will by the lender on 90-days' notice.

        Concurrent with the 120-day extension on the warehouse line scheduled to expire on March 10, 2012, this lender issued a notice of default of certain of ClearPoint's financial covenants relating to ClearPoint's liquidity from October 2011 to March 2012 and certain levels of profits/losses in February 2012, along with a simultaneous waiver, while requiring more restrictive curtailment provisions and financing terms. The default notice triggered cross defaults under ClearPoint's other warehouse lines. In February 2012, ClearPoint was also in default of covenants related to liquidity and profits/losses. These defaults resulted in cross-defaults under each other warehouse line, ClearPoint obtained waivers from each of the lenders covering these defaults and cross-defaults. In connection with waivers granted by two of the lenders, the Parent's exposure under its curtailment guaranties increased to range from 5% to 100% of the lesser of the fair market value or the principal amount of such loans, depending on the length of time such loans persist on the warehouse line.

Gleacher & Company, Inc.
SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands of dollars, except for per share data)

	Three Months Ended
	Mar 2011	Jun 2011	Sep 2011	Dec 2011
Total revenues	$91,958	$59,435	$56,836	$64,856
Interest expense	2,569	3,056	2,672	3,616

Net revenues	89,389	56,379	54,164	61,240
Total expenses (excluding interest)	74,661	53,963	132,949	61,476

Income/(loss) from continuing operations before income taxes and discontinued operations	14,728	2,416	(78,785)	(236)
Income tax expense/(benefit)	6,129	1,164	(3,085)	(2,001)

Income/(loss) from continuing operations	8,599	1,252	(75,700)	1,765
(Loss)/income from discontinued operations, net of taxes	(1,394)	(11,672)	(5,357)	383

Net income/(loss)	$7,205	$(10,420)	$(81,057)	$2,148

Earnings per share:
Basic income/(loss) per share
Continuing operations	$0.07	$0.01	$(0.61)	$0.01
Discontinued operations	(0.01)	(0.09)	(0.04)	0.00

Net income/(loss) per share	$0.06	$(0.08)	$(0.65)	$0.02

Dilutive income/(loss) per share
Continuing operations	$0.07	$0.01	$(0.61)	$0.01
Discontinued operations	(0.01)	(0.09)	(0.04)	0.00

Net income/(loss) per share	$0.06	$(0.08)	$(0.65)	$0.02

        Quarterly financial data results for the three months ended March 31, 2011 and June 30, 2011 have been revised in order to report the results of the Equities division as discontinued operations. Refer to Note 26 herein for additional information.

        The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

        Correction of an Error.    During the preparation of the Annual Report on Form 10-K for the year ended December 31, 2011, the Company determined that in the second quarter of 2011, we incorrectly treated the entire goodwill and impairment allocated to the Equities division as non-deductible for tax, whereas approximately $0.6 million should have been treated as tax deductible. This had the effect of overstating income tax expense by approximately $0.6 million in the Form 10-Q for the three and six months ended June 30, 2011 and nine months ended September 30, 2011. The tax expense related to the Equities division was subsequently allocated to discontinued operations in the third quarter of 2011, when the Company exited the business effective August 22, 2011. We evaluated the effects of this error and concluded that it is not material to the Company's previously issued Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 and nine months ended September 30, 2011. Nevertheless, we revised in this report and future filings, our Consolidated Statement of Operations to correct for the effect of this error in our financial statements for the three and six

Gleacher & Company, Inc.
SUPPLEMENTARY DATA

months ended June 30, 2011 and for the nine month ended September 30, 2011. We determined that correcting the misstatement in the fourth quarter of 2011 would have been material to the results of the three months ended December 31, 2011 and thus revised the results of the three months ended June 30, 2011. The revision does not affect net operating, investing or financing cash flows reported within the Consolidated Statement of Cash Flows and has an insignificant effect on the Company's Consolidated Statement of Financial Condition for all periods.

        The amounts on prior period Consolidated Statements of Operations, earnings per share ("EPS") and discontinued operations that have been revised is summarized below:

(in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Nine Months Ended September 30, 2011
Net loss—as previously reported	$(11,006)	$(3,802)	$(84,859)
Adjustment	586	586	586

Net loss—as revised	$(10,420)	$(3,216)	$(84,273)

EPS—Basic and Diluted
EPS—as previously reported	$(0.09)	$(0.03)	$(0.69)

EPS—as revised	$(0.08)	$(0.03)	$(0.68)

Discontinued operations—as previously reported	n/a	n/a	$(19,011)

Discontinued operations—as revised	n/a	n/a	$(18,425)

Gleacher & Company, Inc.
SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands of dollars, except for per share data)

	Three Months Ended
	Mar 2010	Jun 2010	Sep 2010	Dec 2010
Total revenues	$78,104	$51,474	$62,785	$67,537
Interest expense	3,487	2,758	2,921	2,152

Net revenues	74,617	48,716	59,864	65,385
Total expenses (excluding interest)	76,662	55,355	60,196	82,152

Loss from continuing operations before income taxes and discontinued operations	(2,045)	(6,639)	(332)	(16,767)
Income tax (benefit)/expense	(1,842)	(1,653)	1,130	(7,413)

Loss from continuing operations	(203)	(4,986)	(1,462)	(9,354)
Loss from discontinued operations, net of taxes	(8)	(251)	(1,274)	(3,083)

Net loss	$(211)	$(5,237)	$(2,736)	$(12,437)

Earnings per share:
Basic (loss)/income per share
Continuing operations	$(0.00)	$(0.04)	$(0.01)	$(0.08)
Discontinued operations	(0.00)	(0.00)	(0.01)	(0.03)

Net (loss)/income per share	$(0.00)	$(0.04)	$(0.02)	$(0.10)

Dilutive (loss)/income per share
Continuing operations	$(0.00)	$(0.04)	$(0.01)	$(0.08)
Discontinued operations	(0.00)	(0.00)	(0.01)	(0.03)

Net (loss)/income per share	$(0.00)	$(0.04)	$(0.02)	$(0.10)

        Quarterly financial data results reflected above have been revised in order to report the results of the Equities division as discontinued operations. Refer to Note 26 herein for additional information.

        The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, the Company's management, with the participation of the Principal Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act). Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company's internal controls over financial reporting occurred during the fourth quarter of the Company's fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

        The Company's independent registered public accounting firm has audited and issued a report on the Company's internal control over financial reporting, which appears herein.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item with respect to our directors, our executive officers, our Audit Committee and Audit Committee financial expert, our compliance with Section 16(a) of the Exchange Act and our code of ethics for senior officers will be contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 24, 2012. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained under the caption "Compensation Discussion and Analysis," "Compensation of Executive Officers," "Director Compensation For Fiscal Year 2011," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation Committee Report" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 24, 2012. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 24, 2012. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Directory Independence

        The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 24, 2012. Such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information with respect to fees and services related to the Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee's pre-approval policies and procedures will be contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Gleacher & Company, Inc. to be held May 24, 2012, and are incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedule

  (a)(1)    The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Financial Condition as of December 31, 2011 and 2010
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

  (a)(2)    The following financial statement schedule for the periods 2011, 2010 and 2009 are submitted herewith:

          Schedule II—Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)    Exhibits included herein

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
3.2
Amended and Restated Bylaws of Gleacher & Company, Inc., effective April 18, 2011 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).
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

Exhibit Number		Description
4.3		Amendment No. 1 to Registration Rights Agreement dated as of March 4, 2008 by and among the Company, MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
10.1	†
First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees effective January 1, 2005. (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.2	†	First Albany Companies Inc. 1999 Long-Term Incentive Plan, as amended. (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.3	†
Broadpoint Securities Group, Inc. Senior Management Bonus Plan effective January 1, 2008 (filed as Exhibit B to the Company's Proxy Statement on Schedule 14A filed April 28, 2008 and incorporated herein by reference).
10.4	†
First Albany Companies Inc. 2001 Long Term Incentive Plan dated October 18, 2001 (filed as Exhibit 99.A to the Company's Registration Statement on form S-8 filed July 31, 2002 (File No. 333-97467) and incorporated herein by reference).
10.5	†
First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees effective January 1, 2005 (filed as Exhibit 4(f) to the Company's Registration Statement on Form S-8 filed January 10, 2005 (File No. 333-121928) and incorporated herein by reference).
10.6	†
Restricted Share Award Agreement dated June 30, 2006 between First Albany Companies Inc. and Peter McNierney (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).
10.7	†
Form of Restricted Stock Agreement pursuant to the Gleacher & Company, Inc. 2003 Non-Employee Directors' Stock Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).
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
10.10	†
Employment Agreement dated as of May 15, 2007 by and between First Albany Companies Inc. and Peter McNierney (filed as exhibit 10.38 to the Company's Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference).
10.11	†
Form of Restricted Stock Unit Agreement pursuant to the 2007 Incentive Compensation Plan (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference).
10.12	†
Employment Agreement dated as of September 21, 2007 by and between First Albany Companies Inc. and Lee Fensterstock (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed September 27, 2007 and incorporated herein by reference).

Exhibit Number		Description
10.13		Fully Disclosed Clearing Agreement dated February 26, 2008 by and between Broadpoint Capital, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 3, 2008 and incorporated herein by reference).
10.14
Proprietary Account Supplement dated November 12, 2010 to the Fully Disclosed Clearing Agreement dated February 26, 2008 by and between Gleacher & Company Securities, Inc. and Pershing LLC (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).
10.15	†
2007 Incentive Compensation Plan Restricted Stock Units Agreement dated as of March 4, 2008 between the Company and Lee Fensterstock (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
10.16	†
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
10.19
Description of Non-Employee Director Compensation As Set By Board of Directors—Effective September 21, 2007, (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference).
10.20	†
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
10.27	†
Restricted Stock Unit Agreement dated June 30, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.84 to the Company's Quarterly Report on Form 10-Q filed August 14, 2008 and incorporated herein by reference).
10.28	†
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
10.30	†
Non-Compete and Non-Solicit Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher, (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference).
10.31	†
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
10.33	†
Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.34	†
Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.76 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.35	†
Stock Option Agreement ($3.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).

Exhibit Number		Description
10.36	†	Stock Option Agreement ($4.00 exercise price) dated December 18, 2008 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.37	†
Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.38	†
Restricted Stock Units Agreement dated January 1, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.80 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.39	†
Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.40	†
Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.82 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.41	†
Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Robert Turner (filed as Exhibit 10.83 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.42	†
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
10.45	†
Amended and Restated Broadpoint Gleacher Securities Group, Inc. 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference).
10.46	†
Amended and Restated Broadpoint Gleacher Securities Group, Inc. 2007 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference).
10.47	†
Restricted Stock Units Agreement dated June 30, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.91 to the Company's Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference).
10.48	†
Restricted Stock Units Agreement dated June 30, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.92 to the Company's Quarterly Report on Form 10-Q filed August 14, 2009 and incorporated herein by reference).

Exhibit Number		Description
10.49	†	Amendment to Agreement, amending the Employment Agreement, dated as of September 21, 2007, effective as of August 21, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference).
10.50	†
Restricted Stock Units Agreement dated August 21, 2009 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference).
10.51
Lease Agreement by and among Broadpoint Gleacher Securities Group, Inc., HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of September 30, 2009 (filed as Exhibit 10.95 to the Company's Quarterly Report on Form 10-Q filed November 16, 2009 and incorporated herein by reference).
10.52
Assignment of Lease and Consent by and among Broadpoint Gleacher Securities Group, Inc., One Penn Plaza LLC, HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of September 30, 2009 (filed as Exhibit 10.96 to the Company's Quarterly Report on Form 10-Q filed November 16, 2009 and incorporated herein by reference).
10.53	†
Letter Agreement between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock dated February 21, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 22, 2010).
10.54	†
Restricted Stock Units Agreement dated January 1, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.55	†
Restricted Stock Units Agreement dated January 1, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.56	†
Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Lee Fensterstock (filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.57	†
Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Peter McNierney (filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.58	†
Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Robert Turner (filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.59	†
Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.62 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.60	†
Letter Agreement between Broadpoint Gleacher Securities Group, Inc. and Robert Turner dated March 31, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2010 and incorporated herein by reference).

Exhibit Number		Description
10.61		Amendment of Lease by and among Gleacher & Company, Inc., HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of August 26, 2010 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 8, 2010 and incorporated herein by reference).
10.62	†
Letter Agreement, dated September 21, 2010, by and between Gleacher & Company, Inc. and Peter J. McNierney (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 24, 2010 and incorporated herein by reference).
10.63	†
Letter Agreement, dated October 27, 2010, by and between Gleacher & Company, Inc. and Eric J. Gleacher (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 28, 2010 and incorporated herein by reference).
10.64	†
Letter Agreement, dated October 27, 2010, by and between Gleacher & Company, Inc. and Peter J. McNierney (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 28, 2010 and incorporated herein by reference).
10.65	†
Stock Option Agreement (1,350,000 shares) dated November 10, 2010 by and between Gleacher & Company, Inc. and Peter J. McNierney (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).
10.66	†
Stock Option Agreement (650,000 shares) dated November 10, 2010 by and between Gleacher & Company, Inc. and Peter J. McNierney (filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).
10.67	†
Restricted Stock Units Agreement dated February 15, 2011, by and between Gleacher & Company, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.67 to the Company's Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).
10.68	†
Restricted Stock Units Agreement dated February 15, 2011, by and between Gleacher & Company, Inc. and Jeffrey Kugler (filed as Exhibit 10.68 to the Company's Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).
10.69	†
Letter Agreement, dated April 18, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 22, 2011 and incorporated herein by reference).
10.70	†
2007 Incentive Compensation Plan Stock Option Agreement, dated May 9, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).
10.71	†
Inducement Stock Option Agreement, dated May 9, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).
10.72	†
Inducement Restricted Stock Units Agreement, dated May 9, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).
10.73	†
Letter Agreement, dated July 7, 2011, by and between Gleacher & Company, Inc. and Peter J. McNierney (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed April 22, 2011 and incorporated herein by reference).

Exhibit Number		Description
10.74	†	Letter Agreement, dated July 7, 2011, by and between Gleacher & Company, Inc. and John Griff (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 13, 2011 and incorporated herein by reference).
10.75	†
Form of 2003 Non-Employee Directors Stock Plan Restricted Stock Agreement (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 8, 2011 and incorporated herein by reference)
10.76	†	Form of 2003 Non-Employee Directors Stock Plan Option Agreement (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 8, 2011 and incorporated herein by reference)
10.77	†
2007 Incentive Compensation Plan Stock Option Agreement, dated August 4, 2011, by and between Gleacher & Company, Inc. and John Griff (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 8, 2011 and incorporated herein by reference).
10.78	†
Letter Agreement, dated August 22, 2011, by and between Gleacher & Company, Inc. and Jeffrey Kugler (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 22, 2011 and incorporated herein by reference).
10.79	†*	Form of Restricted Stock Agreement pursuant to the 2007 Incentive Compensation Plan.
10.80	†*	Restricted Stock Agreement dated February 15, 2012, by and between Gleacher & Company, Inc. and Patricia A. Arciero-Craig.
10.81	†*	Restricted Stock Agreement dated February 15, 2012, by and between Gleacher & Company, Inc. and Bryan J. Edmiston.
10.82	†*	Restricted Stock Agreement dated February 15, 2012, by and between Gleacher & Company, Inc. and John Griff.
10.83
Conditional Guaranty between Gleacher & Company, Inc. and Citibank, N.A., dated February 29, 2012 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 7, 2012 and incorporated herein by reference).
10.84	*	Amended and Restated Limited Guaranty between Gleacher & Company, Inc. and Credit Suisse First Boston Mortgage Capital, LLC, dated March 15, 2012.
10.85	*	Amended and Restated Limited Guaranty between Gleacher & Company, Inc. and UBS Real Estate Securities, Inc., dated March 15, 2012.
11		Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8 and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).
14		Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14 to the Company's Annual Report on Form 10-K filed March 15, 2009 and incorporated herein by reference).
21	*	Subsidiaries of the Registrant.
23	*	Consent of PricewaterhouseCoopers LLP.
24		Powers of Attorney (included on signature page).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

Exhibit Number		Description
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b)

*
Filed herewith

GLEACHER & COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
PERIODS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010
AND DECEMBER 31, 2009

COL. A	COL. B	COL. C	COL. D	COL. E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts—deducted from receivables from customers and receivable from others
Calendar Year 2011	$—	$—	$—	$—
Calendar Year 2010	$—	$—	$—	$—
Calendar Year 2009	$48,000	$—	$48,000	$—
Net deferred tax asset valuation allowance
Calendar Year 2011	$—	$—	$—	$—
Calendar Year 2010	$—	$—	$—	$—
Calendar Year 2009	$24,707,000	$—	$24,707,000	$—

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLEACHER & COMPANY, INC.
Date: March 20, 2012	By:	/s/ THOMAS J. HUGHES THOMAS J. HUGHES Chief Executive Officer

Power of Attorney

        We, the undersigned, hereby severally constitute Thomas J. Hughes and Bryan J. Edmiston, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	TITLE	DATE

/s/ ERIC J. GLEACHER ERIC J. GLEACHER	Chairman	March 20, 2012
/s/ THOMAS J. HUGHES THOMAS J. HUGHES	Director Chief Executive Officer (Principal Executive Officer)	March 20, 2012
/s/ BRYAN J. EDMISTON BRYAN J. EDMISTON	Principal Accounting Officer	March 20, 2012
/s/ HENRY S. BIENEN HENRY S. BIENEN	Director	March 20, 2012
/s/ MARSHALL COHEN MARSHALL COHEN	Director	March 20, 2012

Signature	TITLE	DATE

/s/ ROBERT A. GERARD ROBERT A. GERARD	Director	March 20, 2012
/s/ MARK R. PATTERSON MARK R. PATTERSON	Director	March 20, 2012
/s/ CHRISTOPHER R. PECHOCK CHRISTOPHER R. PECHOCK	Director	March 20, 2012
/s/ BRUCE ROHDE BRUCE ROHDE	Director	March 20, 2012
/s/ ROBERT S. YINGLING ROBERT S. YINGLING	Director	March 20, 2012