Form 10-Q
period 2012-03-31
GLEACHER & COMPANY, INC.
filed 2012-05-10
CIK 782842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

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

127,182,189 shares of Common Stock were outstanding as of the close of business on April 30, 2012

GLEACHER & COMPANY, INC. AND SUBSIDIARIES

FORM 10-Q

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Part I — Financial Information

Item 1.  Financial Statements

	Three Months Ended March 31,
(In thousands, except for per share amounts)	2012	2011
Revenues:
Principal transactions	$21,320	$45,341
Commissions	19,151	18,459
Investment banking	6,678	10,322
Investment gains/(losses), net	132	(686)
Interest income	19,204	15,068
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition (Refer to Note 11)	—	2,330
Fees and other	2,877	1,124
Total revenues	69,362	91,958
Interest expense	4,619	2,569
Net revenues	64,743	89,389
Expenses (excluding interest):
Compensation and benefits	43,719	59,088
Clearing, settlement and brokerage	12,993	4,787
Communications and data processing	3,319	3,215
Occupancy, depreciation and amortization	2,134	1,912
Business development	1,018	1,525
Other	6,842	4,134
Total expenses (excluding interest)	70,025	74,661
(Loss)/income from continuing operations before income taxes and discontinued operations	(5,282)	14,728
Income tax (benefit)/expense	(566)	6,129
(Loss)/income from continuing operations	(4,716)	8,599
Income/(loss) from discontinued operations, net of taxes (Refer to Note 24)	32	(1,394)
Net (loss)/income	$(4,684)	$7,205

Per share data:
Basic loss per share
Continuing operations	$(0.04)	$0.07
Discontinued operations	(0.00)	(0.01)
Net loss per share	$(0.04)	$0.06
Diluted loss per share
Continuing operations	$(0.04)	$0.07
Discontinued operations	(0.00)	(0.01)
Net loss per share	$(0.04)	$0.06

Weighted average shares of common stock:
Basic	119,510	123,564
Dilutive	119,510	130,766

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
(In thousands of dollars, except for share and per share amounts)	2012	2011

Assets
Cash and cash equivalents	$32,688	$36,672
Cash and securities segregated for regulatory and other purposes	2,000	9,612
Securities purchased under agreements to resell	2,984,884	1,523,227
Receivables from:
Brokers, dealers and clearing organizations	89,834	58,776
Related parties	1,337	1,337
Others	15,364	16,161
Financial instruments owned, at fair value (includes financial instruments pledged of $1,456,154 and $1,553,610 at March 31, 2012 and December 31, 2011, respectively)	1,457,273	1,554,660
Investments	18,440	18,310
Office equipment and leasehold improvements, net	6,608	6,735
Goodwill	21,096	21,096
Intangible assets	4,187	4,311
Income taxes receivable	9,094	12,102
Deferred tax assets, net	27,193	30,766
Other assets	9,843	9,791
Total Assets	$4,679,841	$3,303,556

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing organizations	$1,054,028	$1,108,664
Related parties	4,956	4,939
Others	3,773	3,243
Securities sold under agreements to repurchase	2,979,606	1,478,081
Securities sold, but not yet purchased, at fair value	233,499	184,996
Secured borrowings	117,195	213,611
Accrued compensation	10,596	26,274
Accounts payable and accrued expenses	13,562	18,223
Income taxes payable	4,082	3,979
Deferred tax liabilities	1,746	1,622
Subordinated debt	801	801
Total Liabilities	4,423,844	3,044,433

Commitments and Contingencies (Refer to Note 16)

Stockholders’ Equity
Common stock; $.01 par value; authorized 200,000,000 shares, issued 133,769,219 and 133,714,786 shares; and outstanding 127,072,570 and 120,883,601 shares, at March 31, 2012 and December 31, 2011, respectively	1,337	1,337
Additional paid-in capital	455,540	463,497
Deferred compensation	161	161
Accumulated deficit	(190,571)	(185,887)
Treasury stock, at cost (6,696,649 shares and 12,831,185 shares, at March 31, 2012 and December 31, 2011, respectively)	(10,470)	(19,985)
Total Stockholders’ Equity	255,997	259,123
Total Liabilities and Stockholders’ Equity	$4,679,841	$3,303,556

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of dollars)	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss)/income	$(4,684)	$7,205
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Amortization of stock-based compensation	4,497	5,221
Deferred income taxes	3,697	5,586
Depreciation and amortization	487	475
Investment losses/(gains), net	(132)	686
Amortization of intangible assets	124	794
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition	—	(2,330)
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	7,612	(400)
Securities purchased under agreements to resell	(1,461,657)	(74,624)
Net receivable/payable from/to related parties	—	451
Net receivable from others	1,327	5,088
Financial instruments owned, at fair value	97,387	(104,255)
Income taxes receivable/payable, net	2,725	(807)
Other assets	—	1,434
Net payable to brokers, dealers and clearing organizations	(85,694)	129,669
Securities sold under agreements to repurchase	1,501,525	35,636
Securities sold, but not yet purchased, at fair value	48,503	32,545
Accounts payable and accrued expenses	(4,964)	(1,926)
Accrued compensation	(15,835)	(38,999)
Drafts payable	269	(744)
Net cash provided by operating activities	95,187	705
Cash flows from investing activities:
ClearPoint acquisition — net cash acquired (Refer to Note 11)	—	626
Purchases of office equipment and leasehold improvements	(360)	(535)
Return of capital — investments	—	515
Net cash (used in) provided by investing activities	(360)	606
Cash flows from financing activities:
Proceeds from secured borrowings	583,000	161,612
Repayments of secured borrowings	(679,416)	(157,474)
Purchases of treasury stock	—	(5,803)
Payment for employee tax withholdings on stock-based compensation	(2,403)	(5,041)
Excess tax benefits related to stock-based compensation	8	202
Net cash used in financing activities	(98,811)	(6,504)
Decrease in cash and cash equivalents	(3,984)	(5,193)
Cash and cash equivalents at beginning of the period	36,672	40,009
Cash and cash equivalents at the end of the period	$32,688	$34,816

NON CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2012 and 2011, the Company issued approximately 6.9 million and 0.4 million shares out of treasury stock, net of forfeitures, respectively, for stock-based compensation exercises and vesting.

During the three months ended March 31, 2012 and 2011, the Company issued approximately 0.1 million and 2.3 million, respectively, shares of common stock for settlement of stock-based compensation awards.

The fair value of non-cash assets acquired and liabilities assumed in the ClearPoint Funding, Inc. acquisition on January 3, 2011 were $51.6 million and $49.9 million, respectively (Refer to Note 11).

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        Basis of Presentation

Organization and Nature of Business

Gleacher & Company, Inc. (the “Parent” and together with its subsidiaries, the “Company”) is an independent investment bank that provides corporate and institutional clients with strategic and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis.  The Company also provides capital raising, research-based investment analysis, and securities brokerage services, and, through the Company’s ClearPoint Funding, Inc. subsidiary (“ClearPoint”), engages in residential mortgage lending.  The Company offers a diverse range of products through its Investment Banking, Mortgage Backed/Asset Backed & Rates (“MBS/ABS & Rates”), Corporate Credit and ClearPoint divisions.  The Company is incorporated under the laws of the State of Delaware.  The Company’s common stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “GLCH.”

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

The accompanying consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  Reference should be made to the Company’s audited consolidated financial statements and notes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information, including a summary of the Company’s significant accounting policies.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation with no impact to previously reported net income or stockholders’ equity.  This includes the prior period results of the Equities division, which is now being reported as discontinued operations.  Refer to Note 24 herein for additional information.  In addition, revenues earned on a riskless principal basis in the amount of $18.1 million for the three months ended March 31, 2011 have been reclassified from principal transactions to commission income in order to distinguish such revenues (commission equivalents) from revenues earned on financial instruments held in inventory.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires new disclosures about balance sheet offsetting and related arrangements.  For derivative financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to offsetting requirements but not offset in the balance sheet.  This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively.  This guidance does not amend the existing guidance on when it is appropriate to offset, and since these amended principles require only additional disclosures, the adoption of ASU 2011-11 will not affect the Company’s financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles — Goodwill and Other:  Testing Goodwill for Impairment” (“ASU 2011-08”), in order to simplify how entities test goodwill for impairment.  ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Topic 350.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), in order to improve the comparability, consistency, and transparency of financial reporting and to increase prominence of items reported in other comprehensive income.  The amendments in this ASU include the requirement that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, except for new presentation requirements about reclassification of items out of accumulated other comprehensive income which are currently deferred indefinitely.  ASU 2011-05 is not applicable to the Company as it has no items reported as other comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurements:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), in order to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  The amendments in this ASU include clarification of (i) the application of the highest and best use valuation premise concepts and specifies that such concepts are relevant only when measuring the fair value of nonfinancial assets, (ii) the requirement to measure certain instruments classified in stockholders’ equity at fair value, such as equity interests issued as consideration in a business combination and (iii) disclosure requirements regarding quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  In addition, ASU 2011-04 changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements, including (a) measuring the fair value of financial instruments that are managed within a portfolio by permitting entities to measure such financial instruments on a net basis if such entities manage such financial instruments on the basis of their net exposure, (b) clarifying that premiums or discounts related to size as a characteristic of the reporting entity’s holding (specifically, a blockage factor) rather than as a characteristic of the asset or liability (for example, a control premium) are not permitted in a fair value measurement and (c) the expansion of disclosures about fair value measurements, including the valuation processes of financial instruments categorized within Level 3 of the fair value hierarchy and sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 8 which includes the disclosures as required by this ASU.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing:  Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), in order to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this ASU remove from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion.  ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The adoption of ASU 2011-03 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”), in order to address questions about entities with reporting units with zero or negative carrying amounts as some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, taking into consideration any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended March 31,
(In thousands)	2012	2011
Weighted average shares for basic (loss)/earnings per share	119,510	123,564
Effect of dilutive common share equivalents	—	7,202
Weighted average shares and dilutive common share equivalents for dilutive (loss)/earnings per share	119,510	130,766

For the three months ended March 31, 2012, the Company was in a net loss position and therefore excluded approximately 10.1 million of shares underlying stock options and warrants, 9.2 million of shares of restricted stock, and 4.9 million of shares underlying restricted stock units (“RSUs”) from its computation of dilutive loss per share because they were anti-dilutive.  For the three months ended March 31, 2011, the Company excluded approximately 5.8 million of shares underlying stock options and warrants, 3.3 million of shares of restricted stock and 0.2 million of shares underlying RSUs from its computation of dilutive earnings per share because they were anti-dilutive.

3.        Cash and Cash Equivalents

The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  At March 31, 2012 and December 31, 2011, cash equivalents were approximately $2.9 million and $10.3 million, respectively.  Cash and cash equivalents of approximately $16.0 million and $18.4 million at March 31, 2012 and December 31, 2011, respectively, were held at one financial institution.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.        Cash and Securities Segregated for Regulatory and Other Purposes

In November 2010, Gleacher & Company Securities, Inc. (“Gleacher Securities”) began self-clearing its trading activities in U.S. government securities (the “Rates business”) and is therefore subject to the Customer Protection rules under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  At March 31, 2012 and December 31, 2011, the Company segregated cash of $1.0 million and $4.0 million respectively, in a special reserve bank account for the exclusive benefit of customers pertaining to the results of the activities of the Company’s Rates business and outstanding checks issued to customers and vendors when the Company was previously conducting self-clearing in prior years.

Cash segregated also includes $1.0 million of cash on deposit in connection with ClearPoint’s secured borrowings at March 31, 2012 and December 31, 2011.

At December 31, 2011, cash segregated also included approximately $4.6 million of cash received in connection with a working capital loan agreement between an unaffiliated borrower and certain lenders.  In connection with this agreement, a wholly-owned subsidiary of the Company, acting as agent, has a commitment to pay funding advances on behalf of the lenders with respect to any unfunded commitments drawn upon by the borrower under the working capital loan agreement.  An equal and offsetting liability is recorded within Accounts payable and accrued expenses within the Consolidated Statement of Financial Condition.

5.        Resale and Repurchase Agreements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed discussion of accounting policies related to the Company’s resale and repurchase agreements.

At March 31, 2012 and December 31, 2011, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge in connection with resale agreements was approximately $3.1 billion and $1.5 billion, respectively, substantially all of which was repledged in the form of repurchase agreements at March 31, 2011 and December 31, 2011.

The following tables provide detail on the composition of the outstanding repurchase agreements at March 31, 2012 and December 31, 2011:

	March 31, 2012
(In thousands)	Overnight	< 30 days	30-90 days	> 90 days	On Demand	Total
Collateral Type
U.S. Government and federal agency obligations	$1,527,562	$450,000	$550,000	$—	$452,044	$2,979,606

	December 31, 2011
(In thousands)	Overnight	< 30 days	30-90 days	> 90 days	On Demand	Total
Collateral Type
U.S. Government and federal agency obligations	$1,204,641	$—	$—	$—	$273,440	$1,478,081

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consists of the following:

(In thousands)	March 31, 2012	December 31, 2011
Fails to deliver	$68,715	$24,654
Deposits with clearing organizations	18,081	16,467
Receivable from clearing organizations	2,942	2,950
Underwriting and syndicate fees receivable	96	—
Receivable for unsettled trading activities	—	14,705
Total receivables	$89,834	$58,776
Payable to clearing organizations	930,682	1,093,518
Fails to receive	99,492	15,146
Payable for unsettled trading activities	23,854	—
Total payables	$1,054,028	$1,108,664

Included within deposits with clearing organizations at March 31, 2012 and December 31, 2011 is a deposit with the Fixed Income Clearing Corporation (“FICC”) of approximately $17.3 million and $15.2 million, respectively, related to the Company’s self clearing activities associated with the Rates business.

Securities transactions are recorded on their trade date.  The related amounts receivable and payable for unsettled securities transactions are recorded net, by clearing organization, in Receivables from or Payables to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition.

The clearing organizations may re-hypothecate all securities held on behalf of the Company.

7.	Receivables from and Payables to Others

Amounts Receivable from and Payable to Others consist of the following:

(In thousands of dollars)	March 31, 2012	December 31, 2011
Interest receivable	$6,363	$7,250
Principal paydowns — Agency mortgage-backed securities	3,901	4,468
Investment banking and advisory fees receivable	1,201	1,713
Receivable from customers	1,092	—
Loans and advances	332	280
Management fees receivable	163	140
Others	2,312	2,310
Total receivables from others	$15,364	$16,161
Payable to employees for the Employee Investment Funds (Refer to Note 10)	$947	$972
Customer deposits held in escrow — ClearPoint	801	849
Draft payables	404	135
Others	1,621	1,287
Total payables to others	$3,773	$3,243

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

Refer to Note 1 within the footnotes to the consolidated financial statements contained within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of accounting policies related to the Company’s financial instruments & investments, loans and derivative financial instruments.

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

** Prices are not adjusted for the effects, if any, of the Company holding a large block relative to the overall trading volume (referred to as a “blockage factor”).

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

Fair Valuation Methodology

Cash Equivalents — These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  These investments are valued at par, which represent fair value, and are considered Level 1.  Refer to Note 3 “Cash and Cash Equivalents” for additional information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Instruments Owned/Securities Sold But Not Yet Purchased — These financial instruments primarily consist of investments in fixed income securities, as well as holdings in equity securities.  The Company has no exposure to European sovereign debt.

Level 1 Cash Instruments

Level 1 cash instruments include U.S. government obligations and actively traded listed preferred stock and equity securities (if not subject to legal restriction on transfer).  These instruments are generally traded in active, quoted and highly liquid markets.

Level 2 Cash Instruments

Level 2 cash instruments include agency mortgage-backed securities, federal agency obligations, mortgage loans originated by ClearPoint for which the fair value option (“FVO”) has been elected and certain preferred stock, asset-backed and non-agency mortgage-backed securities.

In determining fair value for Level 2 financial instruments, management considers recent purchases or sales of the financial assets, benchmark securities and yields, recently executed market transactions of comparable size, issuer spreads and bids/offers.  Fair value for ClearPoint’s loans is determined utilizing observable market factors and is principally based upon the fair value of the “to-be-announced” (“TBA”) forward securities market (Refer to “Derivatives” below).

Level 3 Cash Instruments

Level 3 cash instruments primarily include non-agency commercial and residential mortgage backed securities positions.  In determining fair value for Level 3 financial instruments, management maximizes the use of market observable information when available.  Management considers factors such as recent purchases or sales of the financial assets, bids that were received, and various benchmarking techniques, including spread comparisons to other similar financial assets recently traded, or spreads to observable factors such as yield curves.  Management considers its valuation methodologies consistent with assumptions in how other market participants value certain financial assets.

Level 3 cash instruments also includes the Company’s investment in  FA Technology Ventures, L.P. (“FATV” or “the Partnership”), further described below.

Derivatives — These financial instruments primarily consist of TBAs, forward sales and interest rate lock commitments (“IRLCs”).

TBAs and forward sales:  In connection with mortgage-backed and U.S. government securities trading, and the mortgage lending activities of ClearPoint, the Company economically hedges certain exposures through the use of TBAs and forward sale agreements.  A TBA is a forward mortgage-backed security whose collateral remains “to-be-announced” until just prior to the trade settlement.  Forward sale agreements are entered into by ClearPoint and are valued based upon the TBA.  TBAs are traded in an active quoted market and therefore generally classified as Level 1.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments — These financial assets primarily represent the Company’s investment in FATV, a venture capital limited partnership which provides early stage growth capital to companies in the information and new energy technology sectors.  Valuation techniques applied by FATV GP LLC (the “General Partner”) to the underlying portfolio companies predominantly include consideration of comparable market transactions and the use of valuation models to determine the discounted value of estimated future cash flows, adjusted as appropriate for market and/or other risk factors.  In addition, from time to time, FATV holds equity securities in public companies which are valued based upon quoted market prices.  This investment is classified as Level 3 as the majority of the valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Valuation Processes and Controls

Our sales and trading professionals in our revenue producing units are responsible for pricing our financial instruments.  The Company employs an independent control process in order to validate these prices.  This control process, which involves both the Company’s risk management and finance personnel, is designed to ensure that the values used for financial reporting are based on observable inputs wherever possible.  In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

Fair value is generally determined through a variety of factors, such as recent purchases or sales of the financial assets, bids that were received, and various benchmarking techniques, including spread comparisons to other similar assets recently traded or spreads to other observable factors such as yield curves.  The Company’s independent control process includes leveraging pricing information obtained from external data providers to assess the reasonableness of its marks, generally for the Company’s most highly liquid financial instruments, as this data tends to be generally reliable for positions that are actively traded.  For the Company’s less liquid financial instruments, the Company’s independent control process includes comparing month-end marks to recent trading activity, benchmarking price changes to observable market indices, reviewing benchmarking techniques, analyzing external pricing data for trends and qualitatively assessing changes in the collateral underlying certain structured products, principally our commercial mortgage-backed securities positions.  These independent procedures are critical to ensuring our financial instruments are properly valued.

Fair Value Hierarchy

The following table summarizes the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the FVO, at March 31, 2012:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$832,485	$362	$832,847
Federal agency obligations	—	369,550	—	369,550
Loans	—	147,448	—	147,448
Residential mortgage-backed securities	—	8,386	26,603	34,989
Commercial mortgage-backed securities	—	1,347	27,850	29,197
Corporate debt securities	—	21,125	—	21,125
Preferred stock	14,645	—	—	14,645
U.S. government obligations	4,607	—	—	4,607
Equity securities	974	—	103	1,077
Collateralized debt obligations	—	—	585	585
Other debt obligations	—	—	318	318
Derivatives (1)	—	—	885	885
Investments	—	—	18,440	18,440
Total financial assets at fair value	$20,226	$1,380,341	$75,146	$1,475,713

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government obligations	$228,907	$—	$—	$228,907
Equity securities	2	—	—	2
Corporate debt securities	—	4,086	—	4,086
Preferred stock	50	—	—	50
Derivatives (1)	454	—	—	454
Total financial liabilities at fair value	$229,413	$4,086	$—	$233,499

(1)         Unrealized gains/(losses) relating to derivatives are reported in Securities owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.

Included below is a discussion of the characteristics of the Company’s Level 2 and Level 3 holdings at March 31, 2012.  Unless otherwise stated, fair value of Level 2 assets are determined based upon observable third party information including recent trading activity, broker quotes and other relevant market data as noted above.  Fair value for Level 3 assets are based predominantly on management’s own assumptions about the assumptions market  participants would make.

Financial Instruments Classified as Level 2

The Company’s agency mortgage-backed securities positions classified as Level 2, of approximately $832.5 million, have a weighted average loan size of approximately $0.2 million paying interest of 5.9%, with a weighted average FICO score of 702.  This portfolio has a weighted average coupon remitting payment of 5.0% and has a weighted average annualized constant prepayment rate of approximately 18.0%.  Fair value is determined through a combination of matrix pricing as well as the information noted in the preceding paragraph.

The Company’s net Level 2 U.S. Government and federal agency obligations of approximately $369.6 million have a weighted average coupon of 1.7% and a weighted average maturity of 2018.

The Company’s Level 2 loans of approximately $147.4 million (unpaid principal of approximately $143.7 million), which are related to the mortgage lending activities of ClearPoint and for which the FVO has been elected, have a weighted average loan size of approximately $0.2 million and has a weighted average coupon remitting payment of 3.9%.  Unrealized losses arising from fair value changes of approximately $0.8 million have been recorded within Principal transactions within the Consolidated Statements of Operations as of March 31, 2012.  There are no loans 90 days or more past due and no loans are in non-accrual status.  The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

The Company’s net holdings of corporate debt securities classified as Level 2 of approximately $17.0 million have a weighted average credit rating of B, have a weighted average issuance year of 2006 and a weighted average maturity of 2021.

The Company’s Level 2 non-agency residential mortgage backed securities of approximately $8.4 million are primarily senior tranches, have a weighted average credit rating of BB, and have experienced on average, a weighted average default rate of 4.7% and 49% severity.

The Company’s Level 2 commercial mortgage backed securities of approximately $1.3 million are primarily mezzanine, have a weighted average credit rating of B and a weighted average issuance year of 2006.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Instruments Classified as Level 3

Non-Agency Residential Mortgage Backed Securities — Disclosure About Significant Unobservable Inputs

The Company’s Level 3 non-agency residential mortgage backed securities of approximately $26.6 million are primarily senior tranches, have a weighted average credit rating of CC, and have experienced on average, a weighted average default rate of 8.4% and 53.9% severity.

Valuation Technique	Fair Value at March 31, 2012		Unobservable Input	Range (Weighted Average)
Benchmarking techniques	$26,603	(1)	Offer price	$9.50-$100.03 ($40.83)

(1) Market value determined through benchmarking valuation techniques including spread and price comparisons to similar financial assets, consideration for changes in relevant market indices in general and recent trading activity.  Includes $16.5 million of financial instruments purchased within 30 days of March 31, 2012.

Commercial Mortgage Backed Securities — Disclosure About Significant Unobservable Inputs

The Company’s Level 3 commercial mortgage backed securities of approximately $27.9 million are primarily mezzanine, have a weighted average credit rating of BBB and a weighted average issuance year of 2006.

Valuation Technique	Fair Value at March 31, 2012		Unobservable Input	Range (Weighted Average)
Benchmarking techniques	$27,850	(1)	Offer price	$8.64-$113.00 ($46.86)

(1) Market value principally determined through benchmarking to spreads offered on similar financial assets, determined based upon the expected performance of the underlying collateral.  Includes $5.0 million of financial instruments purchased within 30 days of March 31, 2012.

Interest Rate Lock Commitments — Disclosure About Significant Unobservable Inputs

IRLCs are reported as derivatives and are classified Level 3.  The significant unobservable input is ClearPoint’s estimated rate of closure of 80.2%, representing the percentage of ClearPoint’s loan commitments expected to fund, which is based on historical experience.  A reduction in this unobservable input would result in a lower fair value for these financial instruments.

Refer to Note 9 for additional information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments — Quantitative Disclosure About Significant Unobservable Inputs

The Company’s investments of approximately $18.4 million classified as Level 3, includes the Company’s investment in FATV of approximately $16.0 million.  Refer to Note 10 for additional information.

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	1.0x — 8.8x (6.1x)
	EBITA multiple	18.3x - 20.3x (19.3x)
	Discount applied to multiples	0% - 80% (34%)

Discounted future exit value	Revenue multiple	5.0x
	EBITA multiple	8.5x
	Discount applied to multiples	30% - 50% (37%)

An increase in the enterprise value/revenue, EBITA and revenue multiples would result in a higher fair value for these investments, whereas, an increase in the discounts applied to these multiples would reduce fair value.

Nonrecurring Fair Value Measurements — Quantitative Disclosure About Significant Unobservable Inputs

The Company’s assets measured at fair value on a nonrecurring basis solely relate to Goodwill arising from various business combinations which would be classified as Level 3 within the fair value hierarchy.  Refer to Note 12 for additional information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the FVO at December 31, 2011:

	Assets at Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$1,084,254	$1,367	$1,085,621
Loans	—	228,226	—	228,226
Federal agency obligations	—	158,774	—	158,774
Commercial mortgage-backed securities	—	—	38,154	38,154
Residential mortgage-backed securities	—	—	18,419	18,419
Corporate debt securities	—	14,524	—	14,524
U.S. Government obligations	5,789	—	—	5,789
Preferred stock	316	—	1,301	1,617
Equity securities	889	—	112	1,001
Collateralized debt obligations	—	—	647	647
Other debt obligations	—	—	192	192
Derivatives	—	—	1,696	1,696
Investments	—	—	18,310	18,310
Total financial assets at fair value	$6,994	$1,485,778	$80,198	$1,572,970

	Liabilities at Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government and federal agency obligations	$158,059	$—	$—	$158,059
Corporate debt securities	—	12,254	—	12,254
Federal agency obligations	—	11,796	—	11,796
Preferred stock	184	—	730	914
Equity securities	2	—	—	2
Derivatives	1,971	—	—	1,971
Total financial liabilities at fair value	$160,216	$24,050	$730	$184,996

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended March 31, 2012:

(In thousands)	Balance at December 31, 2011	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3(2)	Balance at March 31, 2012	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$38,154	$(3,505)	$14,845	$(20,163)	$(134)	$(1,347)	$27,850	$(3,019)
Residential mortgage-backed securities	18,419	(548)	26,529	(16,156)	(682)	(959)	26,603	(32)
Other debt obligations	192	3	3,254	(3,131)	—	—	318	(2)
Agency mortgage-backed securities	1,367	(68)	295	(1,232)	—	—	362	(60)
Collateralized debt obligations	647	(62)	—	—	—	—	585	(61)
Equities	112	(9)	—	—	—	—	103	(10)
Preferred stock	571	106	682	(1,359)	—	—	—	—
Investments	18,310	132	—	—	(2)	—	18,440	325
Derivatives	1,696	885	—	—	(1,696)	—	885	885
Total	$79,468	$(3,066)	$45,605	$(42,041)	$(2,514)	$(2,306)	$75,146	$(1,974)

(1)          Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)          During the three months ended March 31, 2012, the Company transferred approximately $1.3 million of commercial mortgage backed securities and approximately $1.0 million of residential mortgage-backed securities from Level 3 to Level 2 due to price discovery resulting from Company trading activity occurring in close proximity to March 31, 2012.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended March 31, 2011:

(In thousands)	Balance at December 31, 2010	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3	Balance at March 31, 2011	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$46,571	$14,602	$88,321	$(81,192)	$(55)	$—	$68,247	$1,661
Residential mortgage-backed securities	33,604	—	15,574	(15,248)	(1,545)	—	32.385	(290)
Other debt obligations	5,843	(10)	10,367	(6,563)	(82)	—	9,555	9
Agency mortgage-backed securities	806	(53)	3,157	(1,480)	—	—	2.430	125
Collateralized debt obligations	23,235	10,579	9,139	(35,292)	(526)	—	7,135	(508)
Equities	60	—	—	—	—	—	60	—
Investments	18,084	(686)	—	—	(515)	—	16,883	(636)
Derivatives	—	685	—	—	—	—	685	685
Total	$128,203	$25,117	$126,558	$(139,775)	$(2,723)	$—	$137,380	$1,046

(1)          Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Derivatives

The Company utilizes derivatives for various economic hedging strategies to actively manage its market and liquidity exposures.  In addition, the Company enters into mortgage loan IRLCs in connection with its mortgage lending activities.  The following table summarizes the Company’s derivative instruments as of March 31, 2012 and December 30, 2011:

	March 31, 2012			December 31, 2011
(In thousands)	Number of Contracts	Notional	Fair Value	Number of Contracts	Notional	Fair Value
Purchase Contracts
TBA purchase agreements	—	$—	$—	1	$589	$—
U.S. treasury futures contracts	—	—	—	—	—	—
IRLCs	667	109,288	885	708	127,227	1,696
Total	667	109,288	$885	709	$127,816	$1,696
Sale Contracts
TBA sale agreements	19	$342,500	$(467)	17	$371,000	$(1,183)
Forward sale agreements	1	5,000	13	11	120,900	(788)
U.S. treasury futures contracts	—	—	—	—	—	—
Total	20	$347,500	$(454)	28	$491,900	$(1,971)

Total losses associated with these activities, which are recorded within Principal transactions within the Consolidated Statements of Operations were $1.5 million and $3.0 million, for the three months ended March 31, 2012 and 2011, respectively.

10.	Investments

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policies related to the Company’s investments included within the policy titled “Financial Instruments and Investments” and Note 8 herein for additional information regarding valuation techniques and inputs related to the Company’s investment in FATV.  The Company’s investment portfolio includes interests in publicly and privately held companies and private equity securities.  Information regarding these investments has been aggregated and is presented below.

(In thousands of dollars)	March 31, 2012	December 31, 2011
Fair Value
Investment in FATV	$16,018	$15,863
Employee Investment Funds, net of Company’s ownership interest	1,222	1,247
Other investment	1,200	1,200
Total Investments	$18,440	$18,310

Investment gains and losses are comprised of the following:

	Three Months Ended March 31,
(In thousands of dollars)	2012	2011
Investments (realized and unrealized gains/(losses))	$132	$(686)

The Company has an investment in FATV of approximately $16.0 million and approximately $15.9 million at March 31, 2012 and December 31, 2011, respectively.  FATV’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.   FA Technology Ventures Corporation, a wholly-owned

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

subsidiary of the Company, is the investment advisor to FATV.  There are no material open commitments to fund this portfolio at March 31, 2012.  At March 31, 2012 and December 31, 2011, total Partnership capital for all investors in FATV equaled $64.7 million and $63.7 million, respectively.  The Partnership was scheduled to end in July 2011, subject to extension by the vote of a majority of the limited partners, as provided in the limited partnership agreement applicable to the Partnership (the “Partnership Agreement”).  The term of the Partnership was extended for one year pursuant to such provision and is now scheduled to terminate on July 19, 2012.  Although the term may be again extended for another one-year period under the Partnership Agreement, the Company currently expects the Partnership to terminate on such date.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represented the Company’s maximum exposure to loss in the Partnership at March 31, 2012 and December 31, 2011.  The Company’s share of management fee income derived from the Partnership for the three months ended March 31, 2012 and 2011 were $0.2 million and $0.2 million, respectively.

The Employee Investment Funds (“EIF”) are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities.  The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company has consolidated EIF resulting in approximately $1.2 million and $1.2 million of Investments and a corresponding Payable to others being recorded in the Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, respectively.  Management fees are not material.

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

Pro forma information for the three months ended March 31, 2011 has not been provided given the proximity of the acquisition date to the beginning of the prior year.  Refer to Note 25 herein for additional information regarding ClearPoint’s financial information.

12.  Goodwill and Intangible Assets

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policy related to goodwill and intangible assets.

Goodwill

The Company has designated its annual goodwill impairment testing dates for its MBS/ABS & Rates and Investment Banking reporting units to be December 31, and June 1, respectively.  The fair value of the MBS/ABS & Rates reporting unit exceeded its carrying value by approximately 70% as of December 31, 2011.  The goodwill assigned to the Investment Banking reporting unit was written down to its fair value during the year ended December 31, 2011.

(In thousands of dollars)	Reporting Unit MBS/ABS &Rates	Reporting Unit Investment Banking	Total
Goodwill
Balance at December 31, 2011	$17,364	$3,732	$21,096
Increases/(decreases)	—	—	—
Balance at March 31, 2012	$17,364	$3,732	$21,096

The Company considered a combination of the market and income approaches to determine fair value of its reporting units.  Key assumptions utilized in the market approach included the use of multiples of earnings before interest and taxes and earnings before interest, taxes, depreciation and amortization based upon available comparable company market data.  The income approach, which is a discounted cash flow analysis, utilized a discount rate which included an estimated cost of debt and cost of equity and capital structure.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company continues to monitor its market capitalization in relation to its book value for purposes of determining whether its remaining goodwill should be impaired.  The goodwill is at risk of future impairment to the extent the Company’s market capitalization remains significantly below its book value for an extended period of time.

Intangible Assets

(In thousands)	March 31, 2012	December 31, 2011
Intangible assets (amortizable):
MBS/ABS & Rates — Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(423)	(410)
Net carrying amount	218	231
Corporate Credit - Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(650)	(610)
Net carrying amount	145	185
Investment Banking — Trade name
Gross carrying amount	7,300	7,300
Accumulated amortization	(919)	(874)
Impairment of intangible asset — September 1, 2011	(3,234)	(3,234)
Net carrying amount	3,147	3,192
ClearPoint — Customer relationships
Gross carrying amount	803	803
Accumulated amortization	(126)	(100)
Net carrying amount	677	703
Total Intangible assets	$4,187	$4,311

Customer-related intangible assets are being amortized from 3 to 12 years and trademark assets are being amortized over 20 years (with approximately 17 years remaining).   Total amortization expense recorded within Other in the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 was approximately $0.1 million and $0.8 million, respectively.

Future amortization expense is estimated as follows:

(In thousands)
2012 (remaining)	$372
2013	364
2014	337
2015	337
2016	301
Thereafter	2,476
Total	$4,187

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Office Equipment and Leasehold Improvements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policy related to office equipment and leasehold improvements.

Office equipment and leasehold improvements consist of the following:

(In thousands of dollars)	March 31, 2012	December 31, 2011
Communications and data processing equipment	$5,131	$4,968
Furniture and fixtures	3,281	3,251
Leasehold improvements	1,793	1,766
Software	832	692
Total	11,037	10,677
Less: accumulated depreciation and amortization	(4,429)	(3,942)
Total office equipment and leasehold improvements, net	$6,608	$6,735

Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was $0.5 million and $0.5 million, respectively.

14.  Other Assets

Other assets consist of the following:

(In thousands of dollars)	March 31, 2012	December 31, 2011
Collateral deposits	$5,180	$5,180
Prepaid expenses	2,850	2,959
Other	1,813	1,652
Total other assets	$9,843	$9,791

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.  Secured Borrowings

Pursuant to certain master repurchase agreements, ClearPoint was extended secured mortgage warehouse lines of credit in order to fund mortgage originations.  These lines of credit carry floating rates of interest and are collateralized by ClearPoint’s mortgage loans.

		March 31, 2012			December 31, 2011
(In thousands of dollars)	Current Year			Outstanding	Facility		Outstanding
Description	Expiration Date	Facility Limit		Balance	Limit		Balance

Credit Facility No. 1	April 1, 2012	$—		$13,137	$75,000		$68,756
Credit Facility No. 2	September 11, 2012	75,000		47,158	75,000		49,704
Credit Facility No. 3	September 5, 2012	100,000	(1)	55,723	100,000		92,802
		$175,000	(2)	$116,018	$250,000	(2)	$211,262

Accelerated Purchase Facility	N/A	—		1,177	50,000		2,349

Total		$175,000		$117,195	$300,000		$213,611

(1)     Effective April 30, 2012, warehouse capacity was reduced to $75.0 million.  This line can be terminated at will by the lender on 90-days’ notice.

(2)     Committed capacity under the facilities is $0.0 million and $100 million as of March 31, 2012 and December 31, 2011, respectively.

The lender to Credit Facility No. 1 and the Accelerated Purchase Facility elected not to renew Credit Facility No. 1 and instead agreed to a 120-day extension.  As of April 30, 2012, all amounts advanced under the credit facility were paid in full and, pursuant to an amendment to the master repurchase agreement, the warehouse covenants are no longer in force and ClearPoint has no further continuing reporting or notice obligations to this lender.

If ClearPoint does not sell loans it originates from funds advanced under ClearPoint’s mortgage warehouse lines of credit to investors within certain periods of time, the lenders can incrementally curtail, or reduce, such advances.  Under these circumstances, ClearPoint would be required to repay the curtailed amounts to the lenders prior to receiving any proceeds from the sale of the loan to an investor.

ClearPoint is required, among other things, to comply with certain financial covenants, including maintaining (i) a minimum tangible net worth, (ii) a maximum leverage ratio, (iii) certain levels of profits/losses, and (iv) a minimum level of liquid assets.  If ClearPoint fails to comply with these covenants, the lenders could declare the credit lines to be in default and require the payment of all amounts then outstanding under the lines.  Also, the applicable agreements contain “cross default” provisions, so that a default under one agreement triggers a default under the others.

The Company previously disclosed within Notes 15 and 29 contained within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, notices of default (along with simultaneous waivers) of certain of ClearPoint’s financial covenants relating to ClearPoint’s liquidity from October 2011 to March 2012 and certain levels of profits/losses in February 2012.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As noted above, ClearPoint is required to achieve certain profitability levels to remain in compliance under its warehouse lines.  ClearPoint has incurred losses since its acquisition and is engaged in a remediation plan, as further described in Note 21 herein, that will, at least temporarily, make it probable that ClearPoint will not achieve profitability levels that satisfy its financial covenants.  Under those circumstances, ClearPoint likely would request waivers and/or amendments with respect to these covenants.  Assuming ClearPoint is unable to right size its business in a manner that achieves profitability, and if the profitability covenants are not amended, it will breach these covenants in future periods.  If ClearPoint is unable to comply with the terms of its warehouse credit lines, these lines could be terminated, potentially resulting in the acceleration of all amounts due under the lines.

16.  Commitments and Contingencies

Guaranties Relating to Certain Contractual Obligations of ClearPoint

The Company previously disclosed within Note 29 contained within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, separate limited guaranties entered into by the Parent on February 29, 2012, relating to certain contractual obligations of ClearPoint.  The guaranties were entered into with Citibank (the “Citibank Guaranty”) and certain of ClearPoint’s lenders (the “Curtailment Guaranties”).

Under the Citibank Guaranty, the Parent guaranteed payment to Citibank for any required repurchase of loans to the extent conditions regarding documentation, underwriting and similar matters were not resolved favorably by March 30, 2012 (subsequently extended until April 30, 2012), with respect to a certain population of loans purchased by Citibank, of approximately $56.0 million.  In connection with the extension granted on March 30, 2012, Citibank and ClearPoint agreed that ClearPoint would repurchase loans in the amount of approximately $2.1 million under a staggered repurchase schedule ending no later than May 3, 2012.  ClearPoint has marked these loans at an average price of 88% of par and has arranged for the sale of a majority of these loans to a third party.  As of April 30, 2012, there are an additional $2.1 million of these loans required to be repurchased by ClearPoint under a staggered repurchase process.  ClearPoint expects its ultimate recovery for these loans through subsequent sale to investors will be at levels at least as favorable as those obtained on the initial $2.1 million repurchased.  The repurchases are being made directly by ClearPoint without giving effect to the Parent’s guaranty.

The Curtailment Guaranties relate to two pools of loans:  approximately $114 million which were financed under the warehouse lines on or about February 29, 2012 (the “legacy loans”), and new loans funded by the warehouse lines thereafter (the “new loans”). The Parent guaranteed curtailment payments with respect to these loans, ranging from 5% to 100% of the lesser of, in general, the market value or the principal amount of loans financed under the warehouse lines, depending on the length of time such loans persist on the warehouse lines, and only in the event ClearPoint cannot satisfy those payments itself.  As of April 30, 2012, $109.2 million of the legacy loans had been sold to third parties and are therefore no longer on the warehouse lines.  The remaining curtailment exposure on $4.8 million of unsold legacy loans is approximately $1.5 million.

The Company’s exposure under these guaranties for new loans is mitigated by the progress made under ClearPoint’s remediation program, including the implementation of loan origination limits and enhancements to the operational infrastructure to improve the pace at which loans are sold.  New loans financed by these warehouse lines as of April 30, 2012 were approximately $62.6 million, as ClearPoint sold $184.8 million of loans during the month of April while expecting to finance new loans of $107.8 million.  Given the pace with which ClearPoint is currently selling loans, exposure under these guaranties is significantly diminished.

ClearPoint — Acquisition

In connection with the Company’s acquisition of ClearPoint on January 3, 2011 the former stockholder of ClearPoint is entitled to receive payments consisting of no more than approximately $2.0 million payable in installments on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder.  These payments are to be reduced for certain matters for which the Company is indemnified, including losses resulting from any loan losses with respect to loans presented to ClearPoint or originated on or prior to January 3, 2011.  As of March 31, 2012 and December 31, 2011, the Company has accrued approximately $0.2 million and $0.8 million, respectively, in relation to this obligation which is recorded within Accrued compensation in the Consolidated Statements of Financial Condition.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Leases

The Company’s headquarters and sales offices, and certain office and communication equipment, are leased under non-cancelable operating leases, certain of which contain renewal options, free rent periods, and escalation clauses.  These leases expire at various times through 2025. To the extent the Company is provided tenant improvement allowances funded by the lessor, they are amortized over the initial lease period and serve to reduce rent expense.  The Company recognizes the rent expense over the entire lease term on a straight-line basis.

Future minimum annual lease payments, and sublease rental income as of March 31, 2012, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2012 (remaining)	$6,899	$1,438	$5,461
2013	8,626	1,715	6,911
2014	6,929	860	6,069
2015	6,364	502	5,862
2016	5,332	—	5,332
Thereafter	44,397	—	44,397
Total	$78,547	$4,515	$74,032

Rental expense, net of sublease rental income, for the three months ended March 31, 2012 and 2011 approximated $1.1 million and $1.3 million, respectively.

Litigation

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policy related to contingencies.

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

The Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity.  Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries.  In the ordinary course of business, the Company and its subsidiaries receive inquiries and subpoenas from the SEC, FINRA, state regulators and other regulatory organizations.  The Company does not always know the purpose behind these communications or the status or target of any related investigation.  Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions, and in the Company and/or its subsidiaries being cited for regulatory deficiencies.  To date, none of these communications have had a material adverse effect on the Company’s business nor does the Company believe that any pending communications are likely to have such an effect.  Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company’s business.  In addition, the Company is also subject to claims by employees alleging discrimination, harassment or wrongful discharge, among other things, and seeking recoupment of compensation claimed (whether for cash or forfeited equity awards), and other damages.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes a liability in its financial statements with respect to legal proceedings or claims when incurrence of a loss is probable and the amount of loss is reasonably estimable.  However, accurately predicting the timing and outcome of legal proceedings and claims, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles.  It is reasonably possible that the Company incurs losses pertaining to these matters in the form of settlements and/or adverse judgments and incurs legal and other expenses in defending against these matters.  Based on currently available information, the Company does not believe that any current litigation, proceeding, claim or other matter to which it is a party or otherwise involved will result in a material loss or otherwise have a material adverse effect on its financial position, results of operations and cash flows, although an adverse development, or an increase in associated legal fees, could be material to the Company’s financial results in a particular period, depending in part on the Company’s operating results in that period.

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed primarily in connection with office leases totaling $4.9 million at March 31, 2012 and December 31, 2011.  These agreements were all collateralized by cash which is included within Other assets within the Consolidated Statements of Financial Condition.

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

The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business, which began in November 2010.  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At March 31, 2012 and December 31, 2011, the Company had a deposit with the FICC of approximately $17.3 million and $15.2 million, respectively, which is recorded within Receivable from brokers, dealers and clearing organizations in the Company’s Consolidated Statements of Financial Condition.

In the ordinary course of business, ClearPoint indemnifies counterparties, including under its loan sale and warehouse line agreements, against potential losses incurred by such parties in connection with particular arrangements.  ClearPoint reserves for its exposures to these obligations which is included within Accrued expenses in the Consolidated Statements of Financial Condition.  In connection with the Company’s acquisition of ClearPoint, the Company is indemnified for any such losses with respect to any loans presented to ClearPoint or originated on or prior to January 3, 2011.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.  Stockholders’ Equity

Stock Repurchase

The Board of Directors of the Company has renewed the Company’s share repurchase program and has authorized up to $25 million in repurchases of Company common stock through the date on which the Company publicly releases its results of operations for fiscal 2012.  No shares have been repurchased by the Company under this renewed program up through the date of issuance of the accompanying consolidated financial statements.

18.  Income Taxes

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policy related to income taxes.  During interim periods, the Company calculates and reports an estimated annual effective income tax rate pursuant to ASC 740-270, “Income Taxes — Interim Reporting.”

The Company’s effective income tax rate from continuing operations for the three months ended March 31, 2012 of 10.7% resulted in an income tax benefit of approximately $0.6 million.  The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to non-deductible discrete tax expense associated with stock compensation shortfalls, partially offset by a state and local income tax benefit.

The Company’s effective income tax rate from continuing operations for the three months ended March 31, 2011 of 41.6% resulted in income tax expense of approximately $6.1 million.  The effective income tax rate includes a net benefit for discrete items, including a benefit related to the ClearPoint bargain purchase gain which is non-taxable, partially offset by an expense related to a re-measurement of net deferred tax assets due to a change in estimate of our apportioned statutory income tax rate.  The effective income tax rate also differs from the federal statutory rate of 35% primarily due to state and local income taxes.

No valuation allowance has been provided on the Company’s deferred tax assets as it is more likely than not that they will be realized.  Such determination is based upon the Company’s net cumulative income position, the Company’s ability to carry back net operating losses, as well as the projection of future taxable income.

However, if the Company does not generate sufficient taxable income in 2012, it is possible that the Company may be in a cumulative tax loss position and may need to re-evaluate the realizability of the deferred tax asset.  If warranted, the establishment of a valuation allowance could be material, depending on its magnitude, in relation to the Company’s operating results during the period in which it is recorded.

In addition, a high concentration of the Company’s deferred tax assets is attributable to stock-based compensation.  During the three months ended March 31, 2012, the Company offset stock compensation shortfalls against its remaining windfall tax pool within additional paid-in capital, with incremental shortfalls being recorded as an increase to income tax expense.  To the extent that stock-based compensation vests prospectively at a share price less than the grant price, the related shortfall will result in an increase in income tax expense as the Company no longer has a cumulative windfall tax pool.

There were no significant changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2012.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.  Stock-Based Compensation Plans

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policy related to stock-based compensation.

The Company recognized stock-based compensation expense related to its various employee and non-employee director stock-based incentive plans of approximately $4.5 million and $5.2 million for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, the Company granted approximately 5.8 million shares of restricted stock (“RSA”), with an average grant date fair value of $1.60 per RSA.

20.  Net Capital Requirements

Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the “Net Capital Rule”), as well as the Commodity Futures Trading Commission’s net capital requirements (“Regulation 1.16”), which require the maintenance of a minimum net capital.  Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities.  Based upon the activities of Gleacher Securities, its minimum requirement under Regulation 1.16 is the same as under the Net Capital Rule.  As of March 31, 2012, Gleacher Securities had net capital, as defined by both the Net Capital Rule and Regulation 1.16, of $54.1 million, which was $53.8 million in excess of the $0.3 million required minimum net capital.

Gleacher Partners, LLC is also subject to the Net Capital Rule.  Gleacher Partners, LLC has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater.  As of March 31, 2012, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.8 million, which was $0.5 million in excess of the $0.3 million required minimum net capital.

The Company’s ClearPoint subsidiary is subject to net worth requirements, as required by the HUD.  At March 31, 2012, ClearPoint’s net worth was $15.2 million, which was $14.2 million in excess of the $1.0 million required minimum net worth.

21.  Concentrations of Credit and Liquidity Risk

Risks Related to ClearPoint and Other Related Matters

ClearPoint is subject to liquidity constraints resulting from liquidity risk concentrations, as ClearPoint currently relies on a limited number of investors to purchase its originated mortgage loans and a limited number of lenders to finance these activities.  If ClearPoint does not sell loans it originates from funds advanced under ClearPoint’s mortgage warehouse lines of credit within certain periods of time, the lenders can incrementally curtail, or reduce, such advances.  Under these circumstances, ClearPoint would be required to repay the curtailed amounts to the lenders prior to receiving any proceeds from the sale of the loans to investors.  Failure of ClearPoint’s investors to continue purchasing its loans and/or a slowdown in such purchases could result in additional curtailments as the loans persist on the warehouse lines.  This could also decrease available capacity for funding new loans and satisfying ClearPoint’s unfunded loan commitments.

As previously disclosed within Note 23 contained within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, ClearPoint had experienced liquidity constraints due to curtailment payments, which were caused by the rapid expansion of ClearPoint’s business, coupled with an unanticipated slow-down in loan purchases by one of ClearPoint’s principal loan purchasers.  Curtailment exposure has been mitigated by actions taken by ClearPoint, including the implementation of loan origination limits and enhancements to its operational infrastructure, which have improved the pace at which loans are cleared.  During the month of April

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2012 ClearPoint sold $184.8 million of loans while expecting to finance $107.8 million of loans.  Given the pace with which ClearPoint is currently selling loans, its exposure to curtailment payments is significantly diminished.

As further discussed in Note 15 “Secured Borrowings,” one of ClearPoint’s lenders elected not to renew a warehouse line which was scheduled to expire on March 10, 2012.  The discretionary facility instead expired on April 1, 2012.  As of April 30, 2012, all advances under this line were paid in full.  In addition, ClearPoint’s remaining warehouse lines, both of which expire in September 2012, are uncommitted and one, in the amount of $100 million (subsequently reduced as of April 30, 2012 to $75.0 million), can be terminated at will by the lender on 90-days notice.  Failure of the lenders to renew the warehouse lines upon expiration and/or not provide financing on the uncommitted portions of the lines would adversely impact ClearPoint’s ability to conduct business.  If ClearPoint is unable to replace the borrowing capacity when the warehouse lines expire or the lenders do not continue to fund requests, it may be required to reduce its loan origination activities and may not be able to satisfy its unfunded loan commitments.

ClearPoint also has restructured its senior management and continues to focus on other elements of its remediation program, including increasing the number of loan purchasers with which ClearPoint transacts, and pursuing additional warehouse lenders and loan distribution channels.  If ClearPoint is unable to execute on these strategies and/or other events occur which reduce its ability to obtain continued financing, these matters ultimately could have a material and adverse effect on the Company’s financial position, results of operations and/or cash flows.

Risks Related to the Company’s Broker-Dealer Operations

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

22.  Fair Value of Financial Instruments

Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short-term nature, with the exception of subordinated debt.  Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealer and clearing organizations, related parties and others, Securities purchased under agreements to resell and Securities sold under agreements to repurchase.  The carrying value of the subordinated debt at March 31, 2012 and December 31, 2011 approximated fair value based on current rates available.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

23.      Restructuring

On August 22, 2011, the Board of Directors of the Company approved a plan to exit the Equities business, effective immediately.  The principal reasons for this decision were that the Equities division was an underperforming non-core asset, and that its closure would allow the Company to improve focus and invest in its core competencies.  Exiting the Equities business impacted 62 employees.

The following table summarizes the changes in the Company’s liability related to this restructuring for the three months ended March 31, 2012:

(In thousands)
Balance — January 1, 2012	$1,427
Restructuring expense	(162)
- Less: Non-cash charges	29
Payments for severance	—
Payments for real estate	(161)
Payments for third party vendor contracts	(308)
Payments for legal and other related costs	—
Restructuring reserve — March 31, 2012	$825

The restructuring reserve of $0.8 million as of March 31, 2012 is included within Accrued expenses within the Consolidated Statements of Financial Condition.  The majority of this remaining reserve pertains to third party vendor contracts.  Payments are expected to be substantially completed during the year ended December 31, 2012.

24.      Discontinued Operations

The Company has classified the results of the Equities division as discontinued operations due to its exiting this business on August 22, 2011.

Amounts reflected in the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 related to the Equities division are presented in the following table.

	March 31,
(In thousands)	2012	2011
Net revenues	$37	$5,271
Total expenses (excluding interest expense)	73	(7,733)
Income/(loss) from discontinued operations before income taxes	110	(2,462)
Income tax expense/(benefit)	78	(1,068)
Income/(loss) from discontinued operations, net of taxes	$32	$(1,394)

25.       Segment Analysis

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

services, liability management, corporate debt repurchase programs and new issue distributions.  Revenues are generated primarily from spreads on riskless principal transactions, and to a lesser extent, principal trading and commissions on trades executed on behalf of clients.  In addition, revenues are also generated on a smaller scale from interest income on securities held in inventory.

•                     Investment Banking — This division provides financial advisory and capital raising services in connection with mergers, acquisitions and other strategic matters.  The division is being realigned around existing M&A expertise, expanded capital markets capabilities and key industry verticals, including real estate, financial services, aerospace and defense, technology, media and telecom, general industrial and financial sponsor coverage.

•                     ClearPoint — This division originates, processes and underwrites single and multi-family residential mortgage loans within 45 states.  The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  Revenues are generated primarily from the sale of the residential mortgage loans with servicing released.

The Company’s sales and trading revenues consist of revenues derived from commissions, principal transactions and other fee related revenues.  Investment banking consists of revenues derived from capital raising and financial advisory services.  Investment gains/(losses) primarily reflect gains and losses on the Company’s FATV investment.

Prior period results have been revised to reclassify investment banking revenues and related expenses into the segments within which they are generated, as this is how the segments are currently evaluated.  Such revenues were all previously presented within the Investment Banking reportable segment.  In addition, prior period ClearPoint results, which were previously presented as a component of Other, have now been reclassified and separately disclosed for comparative purposes to current period results.  Prior period amounts were previously reported in Other due to the amount of ClearPoint’s net revenues in relation to total net revenues.

The Equities segment results have been reclassified as a discontinued operation and are no longer reported below.  In connection with this development, any previously reported intangible asset amortization related to the Equities reporting unit which was previously included within “Other” has also been reclassified within discontinued operations.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information concerning operations in these reportable segments are as follows:

	Three Months Ended March 31,
(In thousands of dollars)	2012	2011
Net revenues
MBS/ABS & Rates
Sales and trading	$8,004	$40,751
Investment banking	237	172
Interest income	16,427	14,289
Interest expense	(4,337)	(3,506)
Total MBS/ABS & Rates	20,331	51,706
Corporate Credit
Sales and trading	19,777	17,639
Investment banking	1,907	2,507
Interest income	132	462
Interest expense	(99)	(144)
Total Corporate Credit	21,717	20,464
Investment Banking
Investment banking	4,533	7,644
Other	—	—
Total Investment Banking	4,533	7,644
ClearPoint
Sales and trading	15,183	6,333
Interest income	2,443	315
Interest expense	(2,081)	(290)
Total ClearPoint	15,545	6,358
Total net revenues — Reportable segments	$62,126	$86,172
Other
Investment gains/(losses), net	132	(686)
Sales and trading	385	200
Gain from bargain purchase — ClearPoint acquisition	—	2,330
Interest income	202	2
Interest expense	(59)	(593)
Interest expense — Intersegment allocations	1,957	1,964
Total Other	2,617	3,217
Total net revenues	$64,743	$89,389

Income/(loss) before income taxes
MBS/ABS & Rates	$5,487	$18,865
Corporate Credit	(688)	2,212
Investment Banking	579	1,263
ClearPoint	(2,853)	(1,120)
Income before income taxes — Reportable segments	$2,525	$21,220

Other	(7,807)	(6,492)
(Loss)/income before income taxes	$(5,282)	$14,728

Information concerning the assets of these segments is as follows:

	March 31,	December 31,
(In thousands)	2012	2011
Total Assets
MBS/ABS & Rates	$4,382,726	$2,929,879
Corporate Credit	45,588	29,930
Investment Banking	10,125	10,916
ClearPoint	166,087	242,350
Total assets — Reportable segments	4,604,526	3,213,075
Other	109,891	126,358
Intersegment eliminations	(34,576)	(35,877)
Total assets	$4,679,841	$3,303,556

Substantially all assets and operations are located in the United States.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s segments’ financial policies are the same as those described in Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

26.       Related Party Transactions

During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax.  The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities, which is collateralized by shares of its common stock held in an escrow account that was established at the closing of the Company’s acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations.  The Company does not believe, in any event, that the open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations.  The Company’s receivable for this indemnification claim at March 31, 2012 and December 31, 2011 was $1.3 million.

In connection with the acquisition of Gleacher Partners, Inc., the Company has agreed to pay $10 million to the selling parties over five years after closing the Transaction, subject to acceleration under certain circumstances.  During the year ended December 31, 2010, the Company paid approximately $4.9 million of this obligation.  No payments were made during the year ended December 31, 2011.  The remaining obligation of approximately $5.0 million and 4.9 million as of March 31, 2012 and December 31, 2011, respectively, is recorded as a liability within the Company’s Consolidated Statements of Financial Condition.

Details on the amounts receivable from or payable to related parties are below:

(In thousands)	March 31, 2012		December 31, 2011
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$1,337		$1,337
Payables to related parties
Former stockholders of Gleacher Partners, Inc.	$4,956	*	$4,939	*

*Represents the present value of the Company’s approximately $5.0 million remaining obligation.

27.       Subsequent Events

The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.  There were no events requiring disclosure, other than the matter below.

Warehouse Lines of Credit

On April 30, 2012, all amounts advanced under a $75 million warehouse line were paid in full and pursuant to an amendment to the warehouse line master repurchase agreement, the warehouse covenants are no longer in force and ClearPoint has no further continued reporting or notice obligations to this lender.  In addition, warehouse capacity under another warehouse line of credit was reduced to $75 million (i.e. a $25 million reduction).

GLEACHER & COMPANY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains or incorporates by reference “forward-looking statements.” These statements are not historical facts but instead represent the Company’s belief or plans regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control.  The Company often, but not always, identifies forward-looking statements by using words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “target,” “expect,” “continuing,” “ongoing,” “believe” and “intend.”  These statements may contain projections relating to revenues, earnings, operations, other financial measures, economic conditions, trends and known uncertainties, and may include statements regarding the Company’s future performance, strategies and objectives.  The Company’s forward-looking statements are based on facts as the Company understands them at the time the Company makes any such statement as well as estimates and judgments based on these facts, and speak only as of the date on which they are made.  The Company’s forward-looking statements are not intended to be guarantees and may turn out to be inaccurate for a variety of reasons, many of which are outside of its control.  Factors that could render the Company’s forward-looking statements subsequently inaccurate include the conditions of the securities markets, generally, and demand for the Company’s services within those markets, the risk of further credit rating downgrades of the U.S. government by major credit rating agencies, the impact of international and domestic sovereign debt uncertainties, the possibilities of localized or global economic recession, ClearPoint’s ability to maintain compliance with the covenants and other terms of its warehouse lines of credit, and other risks and factors identified from time to time in the Company’s filings with the Securities and Exchange Commission. Moreover, the Company is implementing a strategic plan designed to improve its operating results, and this plan may not be successful.  It is possible that future events will differ materially from those suggested by the Company’s forward-looking statements.  You are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake to update any of its forward-looking statements.

Any forward-looking statement should be read and interpreted together with these documents, including the following:

•                            the description of our business contained under Item 1 “Business,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011,

•                            the risk factors contained under Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011,

•                            the discussion of our legal proceedings contained in this report under Part II, Item 1 “Legal Proceedings,”

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

Business Overview

The Company is an independent investment bank that provides corporate and institutional clients with strategic and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis.  The Company also provides capital raising, research-based investment analysis, and securities brokerage services, and, through the Company’s ClearPoint Funding, Inc. subsidiary (“ClearPoint”), engages in residential mortgage lending.  The Company offers a diverse range of products through its Investment Banking, Mortgage Backed/Asset Backed & Rates (“MBS/ABS & Rates”), Corporate Credit and ClearPoint divisions.

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

•                                          Investment Banking — This division provides financial advisory and capital raising services in connection with mergers, acquisitions and other strategic matters.  The division is being realigned around existing M&A expertise, expanded capital markets capabilities and key industry verticals, including real estate, financial services, aerospace and defense, technology, media and telecom, general industrial and financial sponsor coverage.

•                                          ClearPoint — This division originates, processes and underwrites single and multi-family residential loans in 45 states.  The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  Revenues are generated primarily from the sale of the residential mortgage loans with servicing released.

As previously disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in early 2011, ClearPoint experienced liquidity constraints due to the rapid expansion of ClearPoint’s business, and an unanticipated slow-down in loan purchases by one of ClearPoint’s principal loan purchasers.   Refer to “Recent Developments - ClearPoint” herein, for additional information.

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

Our business is dependent on our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality service and guidance to our clients.  We continue to focus on unifying our brand, integrating our operations, expanding our business, and identifying and completing consolidation opportunities.  The Company is well capitalized, with no significant long-term debt, positioning us well for continued growth through the hiring of experienced investment banking and sales and trading professionals and opportunistic acquisition of attractive targets.

Refer to Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding material opportunities, challenges and risks related to our business.

Business Environment in the First Quarter 2012

The worldwide financial markets experienced gains during the three months ended March 31, 2012, with the Dow Jones Industrial Index and S&P 500 index rising 8% and 11%, respectively.

The positive market sentiment stemmed from easing of the European debt crisis, as Greece successfully restructured its debt and the European Central Bank extended $1.2 trillion of inexpensive loans to European banks through the Long-Term Refinancing Operations.  In addition, the U.S economy showed improvements with better than expected jobs reports and the U.S. central banks renewed focus to support economic growth.  As a result of these developments, investor optimism increased leading to a sell-off of government debt and investment being redirected into higher risk/higher yielding assets.  Market uncertainties however, continue to weigh negatively on the M&A markets as domestic M&A deal volumes were down 33% from a year ago.

Uncertainties continue to persist, as U.S. earnings are lagging behind historical standards, the economy continues to experience high unemployment and the housing markets have yet to fully recover.  In addition, the European economy remains unstable due to the heavy indebtedness of many of its nations.

Given the continued uncertainties both domestic and abroad, the results of our operations, which are highly dependent on the environment in which our businesses operates, may not necessarily be indicative of what may be recognized in the future.

Recent Developments - ClearPoint

During the first quarter of 2012, the Company disclosed liquidity constraints experienced by ClearPoint, which were caused by the rapid expansion of ClearPoint’s business, coupled with an unanticipated slow-down in loan purchases by one of ClearPoint’s principal loan purchasers.  In connection with these matters, the Company entered into limited guaranties with Citibank (“Citibank Guaranty”), and with certain of ClearPoint’s warehouse lenders (“Curtailment Guaranties”).  ClearPoint has taken certain actions as described below that have substantially reduced the Company’s potential liabilities under these guaranties.

Under the Citibank Guaranty, the Company guaranteed ClearPoint’s payment to Citibank for any required repurchase of loans to the extent conditions regarding documentation, underwriting and similar matters were not resolved favorably by March 30, 2012 (subsequently extended until April 30, 2012), with respect to a certain population of loans purchased by Citibank, of approximately $56.0 million.  In connection with the extension granted on March 30, 2012, Citibank and ClearPoint agreed that ClearPoint would repurchase loans in the amount of approximately $2.1 million under a staggered repurchase schedule ending no later than May 3, 2012.  ClearPoint has marked these loans at an average price of 88% of par and has arranged for the sale of a majority of these loans to a third party.  As of April 30, 2012, there are an additional $2.1 million of these loans required to be repurchased by ClearPoint under a staggered repurchase process.  ClearPoint expects its ultimate recovery for these loans will be at levels at least as favorable as those obtained on the initial $2.1 million repurchased.  The repurchases are being made directly by ClearPoint without giving effect to the Company’s guaranty.

The Curtailment Guaranties relate to two pools of loans:  approximately $114 million which were financed under the warehouse lines on or about February 29, 2012 (the “legacy loans”), and new loans funded by the warehouse lines thereafter (the “new loans”). The Company guaranteed curtailment payments with respect to these loans, ranging from 5% to 100% of the lesser of, in general, the market value or the principal amount of loans financed under the warehouse lines, depending on the length of time such loans persist on the warehouse lines, and only in the event ClearPoint cannot satisfy those payments itself.  As of April 30, 2012, $109.2 million of the legacy loans had been sold to third parties and are therefore no longer on the warehouse lines.  The remaining curtailment exposure on $4.8 million of unsold legacy loans is approximately $1.5 million.

The Company’s exposure under these guaranties for new loans is mitigated by the progress made under ClearPoint’s remediation program, including the implementation of loan origination limits and enhancements to the operational infrastructure to improve the pace at which loans are sold.  New loans financed by these warehouse lines as of April 30, 2012 were approximately $62.6 million, as ClearPoint sold $184.8 million of loans during the month of April while expecting to finance new loans of $107.8 million.  Given the pace with which ClearPoint is currently selling loans, exposure under these guaranties is significantly diminished.

ClearPoint also has restructured its senior management and continues to focus on other elements of its remediation program, including increasing the number of loan purchasers with which ClearPoint transacts, and pursuing additional warehouse lenders and loan distribution channels.  If ClearPoint is unable to execute on these strategies and/or other events occur which reduce its ability to obtain continued financing, these matters ultimately could have a material and adverse effect on the Company’s financial position, results of operations and/or cash flows.

FINANCIAL OVERVIEW

The Company prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements are contained within Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

	Three Months Ended
	March 31,
(In thousands of dollars)	2012	2011
Revenues:
Principal transactions*	$21,320	$45,341
Commissions*	19,151	18,459
Investment banking	6,678	10,322
Investment gains/(losses), net	132	(686)
Interest income	19,204	15,068
Gain from bargain purchase — ClearPoint acquisition (Refer to Note 11 contained in Item 1 of this Quarterly report on Form 10-Q)	—	2,330
Fees and other	2,877	1,124
Total revenues	69,362	91,958
Interest expense	4,619	2,569
Net revenues	64,743	89,389
Expenses (excluding interest):
Compensation and benefits	43,719	59,088
Clearing, settlement and brokerage	12,993	4,787
Communications and data processing	3,319	3,215
Occupancy, depreciation and amortization	2,134	1,912
Business development	1,018	1,525
Other	6,842	4,134
Total expenses (excluding interest)	70,025	74,661
(Loss)/income from continuing operations before income taxes and discontinued operations	(5,282)	14,728
Income tax (benefit)/expense	(566)	6,129
(Loss)/income from continuing operations	(4,716)	8,599
Income/(loss) from discontinued operations, net of taxes (Refer to Note 24 contained in Item 1 of this Quarterly report on Form 10-Q)	32	(1,394)
Net (loss)/income	$(4,684)	$7,205

* Revenues earned on riskless principal transactions in the amount of $18.1 million for the three months ended March 31, 2011 have been reported as commission income in order to distinguish such revenues (commission equivalents) from revenues earned on financial instruments held in inventory, in order to conform to current year presentation.

Three Months Ended March 31, 2012 and 2011

For the three months ended March 31, 2012, net revenues from continuing operations were $64.7 million, compared to $89.4 million for the three months ended March 31, 2011.  The 27.6% decrease in net revenues was due to decreases in net revenues in the MBS/ABS & Rates and Investment Banking segments, partially offset by increased net revenues in ClearPoint and the Corporate Credit segment and higher investment gains resulting from the change in value of the Company’s FATV investment.  The three months ended March 31, 2011 included a gain from bargain purchase of approximately $2.3 million related to the acquisition of ClearPoint.  Non-interest expenses for the three months ended March 31, 2012 of $70.0 million decreased $4.7 million, or 6.2%, compared to $74.7 million for the three months ended March 31, 2011, primarily due to lower compensation expense attributable to lower net revenues for the three months ended March 31, 2012, partially offset by higher clearing settlement and brokerage expenses related to ClearPoint.

The Company reported a net loss from continuing operations of ($4.7) million for the three months ended March 31, 2012, compared to net income from continuing operations of $8.6 million for the three months ended March 31, 2011.  Net loss per diluted share from continuing operations was ($0.04) for the three months ended March 31, 2012, compared to net income per diluted share from continuing operations of $0.07 for the three months ended March 31, 2011.  Income/(loss) from discontinued operations, net of taxes for the three months ended March 31, 2012 and 2011 were $0.0 million and ($1.4) million, respectively.

Net Revenues

For the three months ended March 31, 2012, net revenues from continuing operations were $64.7 million, compared to $89.4 million for the three months ended March 31, 2011, which included the ClearPoint acquisition gain from bargain purchase of approximately $2.3 million.  Commissions and principal transactions revenues decreased $23.3 million, or 35.6%, to $40.5 million for the three months ended March 31, 2012 from $63.8 million for the three months ended March 31, 2011 due to decreases of $32.7 million in the MBS/ABS & Rates segment, partially offset by increases in ClearPoint of $7.4 million and the Corporate Credit segment of $2.0 million.  Investment banking revenues decreased $3.6 million, or 35.3%, to $6.7 million for the three months ended March 31, 2012 and is comprised of capital markets fees of $4.2 million and advisory fees of $2.5 million.  Investment gains/(losses), which represent the change in the value of the Company’s investment in FATV, were $0.1 million for the three months ended March 31, 2012 compared to investment losses of ($0.7) million for the three months ended March 31, 2011.  Net interest income of $14.6 million as of March 31, 2012, increased $2.1 million compared to $12.5 million for the three months ended March 31, 2011.  This was primarily due to higher average inventory levels and coupon interest.  Fees and other revenues of $2.9 million for the three months ended March 31, 2012 increased $1.8 million primarily due to fees earned in connection with the mortgage lending activities of ClearPoint.

Non-Interest Expense

Non-interest expenses for the three months ended March 31, 2012 of $70.0 million decreased $4.7 million, or 6.2%, compared to $74.7 million for the three months ended March 31, 2011.

Compensation and benefits expense decreased $15.4 million, or 26.0%, to $43.7 million for the three months ended March 31, 2012, primarily due to lower variable compensation expense as a result of lower net revenues in the MBS/ABS & Rates and Investment Banking segments.  These decreases were partially offset by increases in the Corporate Credit segment due to higher variable cash compensation accruals and severance and stock-based compensation expense related to the departure of a senior executive. Compensation and benefits expense related to ClearPoint also increased, resulting from the expansion of the workforce since the acquisition date on January 3, 2011.

Clearing, settlement and brokerage costs of $13.0 million for the three months ended March 31, 2012 increased by $8.2 million, or 171.4%, compared to the prior year three months ended March 31, 2011.  The increase was primarily due to ClearPoint broker fees resulting from higher loan commitment volumes.

Communications and data processing expense of $3.3 million for the three months ended March 31, 2012 remained relatively unchanged compared to the three months ended March 31, 2011.

Occupancy and depreciation expense of $2.1 million for the three months ended March 31, 2012 remained relatively unchanged compared to the three months ended March 31, 2011.

Business development expense of $1.0 million for the three months ended March 31, 2012 decreased by $0.5 million, or 33.2%, compared to the three months ended March 31, 2011 primarily due to decreased headcount resulting from the realignment of the Investment Banking division which took place in the third quarter of 2011.

Other expenses of $6.8 million for the three months ended March 31, 2012 increased $2.9 million, or 65.5% compared to the three months ended March 31, 2011 primarily due to ClearPoint loan processing fees due to increased loan commitment volumes, and increased legal and consulting expenses.

Income Taxes

The Company’s effective income tax rate from continuing operations for the three months ended March 31, 2012 of 10.7% resulted in an income tax benefit of approximately $0.6 million.  The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to non-deductible discrete tax expense associated with stock compensation shortfalls, partially offset by a state and local income tax benefit.

The Company’s effective income tax rate from continuing operations for the three months ended March 31, 2011 of 41.6% resulted in income tax expense of approximately $6.1 million.  The effective income tax rate includes a net benefit for discrete items, including a benefit related to the ClearPoint bargain purchase gain which is non-taxable, partially offset by an expense related to a re-measurement of net deferred tax assets due to a change in estimate of our apportioned statutory income tax rate.  The effective income tax rate also differs from the federal statutory rate of 35% primarily due to state and local income taxes.

No valuation allowance has been provided on the Company’s deferred tax assets as it is more likely than not that they will be realized.  Such determination is based upon the Company’s net cumulative income position, the Company’s ability to carry back net operating losses, as well as the projection of future taxable income.

However, if the Company does not generate sufficient taxable income in 2012, it is possible that the Company may be in a cumulative tax loss position and may need to re-evaluate the realizability of the deferred tax asset.  If warranted, the establishment of a valuation allowance could be material, depending on its magnitude, in relation to the Company’s operating results during the period in which it is recorded.

In addition, a high concentration of the Company’s deferred tax assets is attributable to stock-based compensation.  During the three months ended March 31, 2012, the Company offset stock compensation shortfalls against its remaining windfall tax pool within additional paid-in capital, with incremental shortfalls being recorded as an increase to income tax expense.  To the extent that stock-based compensation vests prospectively at a share price less than the grant price, the related shortfall will result in an increase in income tax expense as the Company no longer has a cumulative windfall tax pool.

Discontinued Operations

The Company has classified the results of the Equities division as discontinued operations as a result of its decision to exit the business on August 22, 2011.  Refer to Notes 23 and 24 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly report on Form 10-Q for additional information.

Segment Highlights

Three Months Ended March 31, 2012 and 2011

For presentation purposes, net revenues within each of the businesses are classified, as applicable, into commissions and principal transactions, investment banking, investment gains/(losses), net interest, and other.  Commissions and principal transactions include commissions on agency trades and gains and losses from sales and trading activities.  Investment banking includes revenues generated from capital raising through underwritings and private placements of equity and debt securities, and financial advisory service fees in regards to mergers and acquisitions, restructuring and corporate finance related matters.  Investment gains/(losses) reflect gains and losses on the Company’s FATV investment.  Other revenues reflect management fees received from FATV, research fees and fees earned related to residential mortgage lending activities of ClearPoint.  Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company’s inventory levels.

Prior period results have been revised to reclassify investment banking revenues and related expenses into the segments within which they are generated, as this is how the segments are currently evaluated.  Such revenues were all previously presented within the Investment Banking reportable segment.

The Equities segment results have been reclassified as a discontinued operation and are therefore no longer reported below.  In connection with this development, any previously reported intangible asset amortization related to the Equities reporting unit which was previously included within “Other” has also been reclassified within discontinued operations.

Refer to Note 25 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information on assets by segment.

MBS/ABS & Rates

	Three Months Ended March 31,
(In thousands of dollars)	2012	2011	2012 vs. 2011
Net revenues
Commissions and Principal transactions	$8,004	$40,751	(80.4)%
Investment banking	237	172	37.8%
Net interest	12,090	10,783	12.1%
Other	—	—	—
Total net revenues	$20,331	$51,706	(60.7)%

Pre-tax income	$5,487	$18,865	(70.9)%

MBS/ABS & Rates Q1 2012 vs. Q1 2011

Net revenues declined by $31.4 million to $20.3 million for the three months ended March 31, 2012, compared to $51.7 million for the three months ended March 31, 2011.  The decrease in net revenues was attributable to lower commissions and principal transactions revenues of $32.7 million, primarily resulting from gains on asset-backed securities of $36.2 million recognized during the three months ended March 31, 2011.  Partially offsetting this decline was an increase in net interest income of $1.3 million due to higher inventory levels and coupon interest.  Pre-tax income of $5.5 million for the three months ended March 31, 2012 declined by $13.4 million, compared to pre-tax income of $18.9 million for the three months ended March 31, 2011.  This reduction is a direct result of the lower revenues, partially offset by lower variable compensation expense (as a result of the lower revenues).

Corporate Credit

	Three Months Ended March 31,
(In thousands of dollars)	2012	2011	2012 vs. 2011
Net revenues
Commissions and Principal transactions	$19,638	$17,598	11.6%
Investment banking	1,907	2,507	(23.9)%
Net interest	33	318	(89.6)%
Other	139	41	239.0%
Total net revenues	$21,717	$20,464	6.1%

Pre-tax (loss)/income	$(688)	$2,212	N/A

Corporate Credit Q1 2012 vs. Q1 2011

Net revenues increased by $1.2 million to $21.7 million for the three months ended March 31, 2012 compared to $20.5 million during the three months ended March 31, 2011.  The increase in net revenues was primarily attributable to higher commissions and principal transaction revenues of $2.0 million, due to higher volumes, partially offset by lower spreads.  This was partially offset by lower investment banking revenues of $0.6 million (all capital markets related), as this division recognized $1.9 million of investment banking revenues during the three months ended March 31, 2012, compared to $2.5 million during the three months ended March 31, 2011.  Pre-tax (loss)/income of (0.7) million for the three months ended March 31, 2012 decreased by $1.2 million, compared to pre-tax income of $2.2 million for the three months ended March 31, 2011.  This decrease is a result of higher variable cash compensation accruals recorded during the three months ended March 31, 2012 as well as severance expense of $1.7 million (including non-cash stock-based compensation expense of $1.0 million).

Investment Banking

	Three Months Ended March 31,
(In thousands of dollars)	2012	2011	2012 vs. 2011
Net revenues
Investment banking	$4,533	$7,644	(40.7)%
Other	—	—	N/A
Total net revenues	$4,533	$7,644	(40.7)%

Pre-tax income	$579	$1,263	(54.2)%

Investment Banking Q1 2012 vs. Q1 2011

Net revenues declined by $3.1 million to $4.5 million during the three months ended March 31, 2012, compared to $7.6 million during the three months ended March 31, 2011.  Advisory revenues decreased $1.1 million to $2.5 million, compared to $3.6 million for the prior-year quarter.  Capital markets revenues decreased $2.0 million to $2.0 million for the first quarter of 2012, compared to $4.0 million for the prior-year quarter.  Pre-tax income of $0.6 million during the three months ended March 31, 2012 decreased by $0.7 million, compared to pre-tax income of $1.3 million in the prior-year quarter.  This reduction is a direct result of the lower revenues, partially offset by lower variable compensation expense (as a result of the lower revenues) and lower non-compensation expenses as a result of the realignment which took place in the third quarter of 2011.

ClearPoint

	Three Months Ended March 31,
(In thousands of dollars)	2012	2011	2012 vs. 2011
Net revenues
Commissions and Principal transactions	$12,822	$5,448	135.4%
Net interest	362	25	N/A
Other	2,361	885	166.8%
Total net revenues	$15,545	$6,358	144.5%

Pre-tax loss	$(2,853)	$(1,120)	154.7%

ClearPoint Q1 2012 vs. Q1 2011

Net revenues increased by $9.2 million to $15.5 million during the three months ended March 31, 2012 compared to $6.4 million during the three months ended March 31, 2011.  The increase in net revenues was primarily attributable to higher loan commitment volumes given the expansion of the business since its acquisition on January 3, 2011.  As of March 31, 2012, ClearPoint conducted business in 45 states, compared to 20 states at March 31, 2011.  ClearPoint’s pre-tax results were impacted by fees paid to brokers and loan processing fees of $12.5 million during the three months ended March 31, 2012, compared to $4.3 million during the three months ended March 31, 2011.  Despite the higher revenues (net of broker expenses and loan processing fees), pre-tax losses increased by $1.8 million, to $2.9 million during the three months ended March 31, 2012, compared to a pre-tax loss of $1.1 million during the three months ended March 31, 2011.  This was primarily a result of higher compensation expense resulting from the expansion of the workforce since the acquisition, coupled with the effects implementing limits on ClearPoint’s daily average loan commitments to a level that is aligned with its current distribution opportunities given the previously disclosed liquidity constraints experienced during the three months ended March 31, 2012.

Refer to “Recent Developments — ClearPoint” herein for additional information.

Other

	Three Months Ended March 31,
(In thousands of dollars)	2012	2011	2012 vs. 2011
Net revenues
Commissions and Principal transactions	$8	$3	166.7%
Investment gains/(losses)	132	(686)	N/A
Net interest	2,100	1,373	52.9%
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition	—	2,330	N/A
Other	377	197	91.4%
Total net revenues	$2,617	$3,217	18.7%

Pre-tax loss	$(7,807)	$(6,492)	20.3%

Other Q1 2012 vs. Q1 2011

Net revenues decreased by $0.6 million to $2.6 million during the three months ended March 31, 2012, compared to $3.2 million during the three months ended March 31, 2011.  The decrease in net revenues is primarily attributable to the ClearPoint bargain purchase gain of $2.3 million recorded during the three months ended March 31, 2011.  This was partially offset by higher investment gains of $0.8 million from the change in value of the Company’s investment in FATV and higher net interest income of $0.6 million.  Pre-tax loss of $7.8 million for the three months ended March 31, 2012 increased by $1.3 million compared to pre-tax loss of $6.5 million during the three months ended March 31, 2011 primarily due to the lower net revenues, as well as increased consulting and legal expenses.

Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures

The Company has included certain financial metrics below that were not prepared in accordance with GAAP.  These non-GAAP financial results, which include presentations of net revenues, compensation and benefits, non-compensation expenses, income before income taxes from continuing operations, provision for income taxes, net income from continuing operations, compensation expense ratios, pre-tax margin, return on average tangible equity and diluted earnings per share, are presented as an additional aid in understanding and analyzing the Company’s financial results for the three months ended March 31, 2012 and 2011.  Specifically, the Company believes that the non-GAAP results provide useful information by excluding certain items that may not be indicative of the Company’s core operating results or business outlook and also to emphasize information that the Company believes is important to understanding the Company’s performance.  These non-GAAP amounts exclude items reflected as adjustments within the “Reconciliation of GAAP to Non-GAAP Income from Continuing Operations” table below.  The Company believes these non-GAAP results will allow for a better evaluation of the operating performance of the business and facilitate a meaningful comparison of the Company’s results in the current period to those in prior periods and future periods.  References to these non-GAAP results should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A limitation of utilizing these non-GAAP financial results is that the GAAP accounting effects of these excluded items do in fact reflect the underlying financial results of the Company’s business, and these effects should not be ignored in evaluating and analyzing its financial results.  Therefore, the Company believes that non-GAAP results should be considered together with their corresponding GAAP results.

Reconciliation of GAAP to Non-GAAP Loss from Continuing Operations (2012 - Unaudited)

	Three Months Ended March 31, 2012
(dollars in thousands, except per share amounts)	GAAP	Adjustments		Non-GAAP

Net Revenues	$64,743	$—		$64,743

Expenses (excluding interest):
Compensation and benefits	43,719	(1,650	)(1)	42,069
Non-compensation expenses	26,306	—		26,306
Total expenses (excluding interest)	70,025	(1,650)		68,375
Loss from continuing operations before income taxes	(5,282)	1,650		(3,632)
Provision for income taxes	(566)	703	(2)	137
Net loss from continuing operations	$(4,716)	$947		$(3,769)

Earnings per share:
Diluted — continuing operations	$(0.04)			$(0.03	)(3)
As a percentage of net revenues:
Compensation and benefits	67.5%			65.0%
Loss from continuing operations before income taxes	(8.2)%			(5.6)%

(1)  Represents severance expense (of which $1.0 million is non-cash stock-based compensation).

(2)  Non-GAAP adjustments multiplied by the Company’s statutory rate of approximately 42.6%.

(3)  Non-GAAP net loss from continuing operations divided by 119.5 million dilutive shares.

Reconciliation of GAAP to Non-GAAP Income from Continuing Operations (2011 - Unaudited)

	Three Months Ended March 31, 2011
(dollars in thousands, except per share amounts)	GAAP	Adjustments		Non-GAAP

Net Revenues	$89,389	$(2,330	)(1)	$87,059

Expenses (excluding interest):
Compensation and benefits	59,088	—		59,088
Non-compensation expenses	15,573	—		15,573
Total expenses (excluding interest)	74,661	—		74,661
Income from continuing operations before income taxes	14,728	(2,330)		12,398
Provision for income taxes	6,129	—	(2)	6,129
Net income from continuing operations	$8,599	$(2,330)		$6,269

Earnings per share:
Diluted — continuing operations	$0.07			$0.05 (3)
As a percentage of net revenues:
Compensation and benefits	66.1%			67.9%
Income from continuing operations before income taxes	16.5%			14.2%

(1)  Represents the bargain purchase gain related to the ClearPoint acquisition on January 3, 2011.

(2)  ClearPoint bargain purchase gain was non-taxable.

(3)  Non-GAAP net income from continuing operations divided by 130.8 million shares.

Return on Average Tangible Stockholders’ Equity (Non-GAAP)

Presented below is information on the Company’s annualized return on average tangible stockholders’ equity (Non-GAAP):

	Three Months Ended March 31,
(dollars in thousands)	2012		2011

Net (loss)/income from continuing operations	$(3,769	)(1)	$6,269	(1)

Plus: Amortization of intangibles, net of tax	124		794

Net (loss)/income from continuing operations, adjusted (non-GAAP)	(3,645)		7,063

Net (loss)/income from continuing operations, adjusted (non-GAAP) - annualized	$(14,580)		$28,252

Average total stockholders’ equity (GAAP)	$257,560		$351,579

Plus: non-GAAP adjustments to net (loss)/income from continuing operations	947	(1)	(2,330	)(1)

Less: Average intangible assets	(25,345)		(121,264)

Average tangible stockholders’ equity (non-GAAP)	$233,162		$227,985

Annualized return on tangible equity (non-GAAP)	(6.3)%		12.4%

Return on Average Stockholders’ Equity (GAAP)

Presented below is information on the Company’s annualized return on average stockholders’ equity, which is the most directly comparable GAAP metric to the Non-GAAP metric above:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011

Net (loss)/income from continuing operations	$(4,716)	$8,599

Net (loss)/income from continuing operations - annualized	$(18,864)	$34,396

Average total stockholders’ equity	$257,560	$351,579

Annualized return on stockholders’ equity	(7.3)%	9.8%

(1)  Designates non-GAAP financial results.  A reconciliation of the Company’s GAAP results to non-GAAP financial results is set forth above under the caption “Reconciliation of GAAP to Non-GAAP Income from Continuing Operations.”

Financial Condition

The Company’s matched book repurchase activities comprised approximately 63.8% and 50.0% of total assets and 67.4% and 48.9% of total liabilities at March 31, 2012 and December 31, 2011, respectively.  The Company’s financial instruments owned comprised approximately 31.1% and 47.1% of total assets at March 31, 2012 and December 31, 2011, respectively.

The majority of the Company’s financial instruments owned are financed by the Company’s clearing agents and, to a lesser extent, through secured borrowings.  Payables to brokers, dealers and clearing organizations and secured borrowings comprised approximately 26.5% and 43.4% of the Company’s total liabilities at March 31, 2012 and December 31, 2011, respectively.

Financial instruments owned and securities sold, but not yet purchased consisted of the following:

	March 31, 2012		December 31, 2011
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Financial Instruments
Agency mortgage-backed securities	$832,847	$—	$1,085,621	$—
Loans	147,448	—	228,226	—
Federal agency obligations	369,550	—	158,774	11,796
Non-agency mortgage-backed securities	64,186	—	56,573	—
Corporate debt securities	21,125	4,086	14,524	12,254
Preferred stock	14,645	50	1,617	914
U.S. Government obligations	4,607	228,907	5,789	158,059
Equities	1,077	2	1,001	2
Other debt obligations	903	—	839	—
Derivatives	885	454	1,696	1,971
Total	$1,457,273	$233,499	$1,554,660	$184,996

Refer to the Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Note 8 within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with Accounting Standards Codification 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of the Company’s liquidity and capital resources highlights conditions which have changed since December 31, 2011 and should be read in conjunction with the Company’s discussion on Liquidity and Capital Resources within the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company had Cash and cash equivalents of $32.7 million and $36.7 million, at March 31, 2012 and December 31, 2011, respectively.  In addition, the Company’s financial instruments that are readily marketable and actively traded were approximately $1.2 billion at March 31, 2012 compared to approximately $1.3 billion at December 31, 2011.  These financial instruments are substantially financed by the Company’s payable to its clearing broker and secured borrowings.  The level of assets and liabilities will fluctuate due to changing market conditions and customer demand.

The majority of the Company’s cash and readily marketable securities are assets of Gleacher Securities, a regulated broker-dealer subsidiary, which is subject to various laws and regulations including those that authorize regulatory bodies to monitor and/or restrict the flow of funds, in certain circumstances, to the parent holding company or any other affiliates.  Such regulations may prevent the Company from accessing liquidity from within the broker-dealer in order to conduct business activities or satisfy the obligations of the parent holding company and/or any other subsidiaries affiliated with the broker-dealer.

ClearPoint and Related Matters

ClearPoint finances its mortgage loan origination activity through short-term, secured mortgage warehouse lines of credit.  The advances under one of these warehouse lines were paid in full as of April 30, 2012, and pursuant to an amendment to the master repurchase agreement, those warehouse covenants are no longer in force and ClearPoint has no further continuing reporting or notice obligations to this lender.  ClearPoint has access to two warehouse lines of credit with a total capacity of $175 million (subsequently reduced to $150 million as of April 30, 2012).  Each of these warehouse lines, both of which are uncommitted, expire in September 2012, and one, in the amount of $75 million, can be terminated at will by the lender on 90-days notice.  Failure of the lenders to renew the warehouse lines upon expiration and/or not provide financing on the uncommitted portions of the lines would adversely impact ClearPoint’s ability to conduct business.  If ClearPoint is unable to replace the borrowing capacity when the warehouse lines expire or the lenders do not continue to fund requests, it may be required to reduce its loan origination activities and may not be able to satisfy its unfunded loan commitments.

Refer to Note 15 contained within Item 1 of this Quarterly Report on Form 10-Q for additional information regarding these warehouse lines of credit.

ClearPoint currently relies on a limited number of investors to purchase its originated mortgage loans and a limited number of lenders to finance these activities.  If ClearPoint does not sell loans it originates from funds advanced under ClearPoint’s mortgage warehouse lines of credit within certain periods of time, the lenders can incrementally curtail, or reduce, such advances.  Under these circumstances, ClearPoint would be required to repay the curtailed amounts to the lenders prior to receiving any proceeds from the sale of the loans to investors.  Failure of ClearPoint’s investors to continue purchasing its loans and/or a slowdown in such purchases could result in additional curtailments as the loans persist on the warehouse lines.  This could also decrease available capacity for funding new loans and satisfying ClearPoint’s unfunded loan commitments.

As previously disclosed within Note 23 contained within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, ClearPoint had experienced liquidity constraints due to curtailment payments, which were initially caused by the rapid expansion of ClearPoint’s business, coupled with an unanticipated slow-down in loan purchases by one of ClearPoint’s principal loan purchasers.  Curtailment exposure has been mitigated by actions taken by ClearPoint, including the implementation of loan origination limits and enhancements to its operational infrastructure, which have improved the pace at which loans are cleared.  During the month of April 2012, ClearPoint sold $184.8 million of loans while expecting to finance $107.8 million of loans.  Given the pace with which ClearPoint is currently selling loans, its exposure to curtailment payments is significantly diminished.

Refer to “Recent Developments — ClearPoint” herein for information on previously disclosed separate limited guarantees entered into by the Parent on February 29, 2012, related to certain contractual obligations of ClearPoint.  Actions taken by ClearPoint have substantially reduced the Parent’s potential liabilities under the guaranties.

Share Repurchase

In January 2012, the Board of Directors renewed the Company’s share repurchase program, authorizing up to $25 million in additional repurchases of Company common stock through the date on which the Company publicly releases its results of operations for fiscal 2012.  No additional shares have been repurchased since the renewal of this program.

Regulatory

As of March 31, 2012, each of the Company’s registered broker-dealer subsidiaries, Gleacher Securities and Gleacher Partners, were in compliance with the net capital requirements of FINRA and, in the case of Gleacher Securities, the NFA.  The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of March 31, 2012, Gleacher Securities had net capital of $54.1 million, which exceeded minimum net capital requirements of FINRA and the NFA by $53.8 million and Gleacher Partners had net capital of $0.8 million, which exceeded net capital requirements of FINRA by $0.5 million.

In addition, ClearPoint is subject to net worth requirements, as required by the HUD.  At March 31, 2012, ClearPoint’s net worth was $15.2 million, which was $14.2 million in excess of the $1.0 million required minimum net worth.  ClearPoint continues to remain in compliance with this net worth requirement.

Derivatives

The Company utilizes derivatives for various economic hedging strategies to actively manage its market and liquidity exposures.  In addition, the Company enters into mortgage loan interest rate lock commitments (“IRLCs”) in connection with its mortgage lending activities, which could adversely impact the Company’s liquidity to the extent there is insufficient capacity available on ClearPoint’s mortgage warehouse lines of credit and/or ClearPoint’s lenders fail to provide financing on the portions of the lines which are uncommitted .  Refer to Note 9, within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Legal Proceedings

From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (See Part II — Item 1 - Legal Proceedings of the Quarterly Report on Form 10-Q for additional information.)

Expenses associated with investigating and defending against legal proceedings can put a strain on our cash resources.  In addition, any fines, penalties, or damages assessed against us, could also impact materially our liquidity. The Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity.  Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries.  In the ordinary course of business, the Company and its subsidiaries receive inquiries and subpoenas from the SEC, FINRA, state regulators and other regulatory organizations.  The Company does not always know the purpose behind these communications or the status or target of any related investigation.  Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions, and in the Company and/or its subsidiaries being cited for regulatory deficiencies.  To date, none of these communications have had a material adverse effect on the Company’s business nor does the Company believe that any pending communications are likely to have such an effect.  Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company’s business.  In addition, the Company is also subject to claims by employees alleging discrimination, harassment or wrongful discharge, among other things, and seeking recoupment of compensation claimed (whether for cash or forfeited equity awards), and other damages.

Based on currently available information, the Company does not believe that any current litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, results of operations, and cash flows, although an adverse development, or an increase in associated legal fees, could be material to the Company’s financial results in a particular period, depending in part on the Company’s operating results in that period.

Deferred Tax Assets

Liquidity also arises from the Company’s ability to utilize its net deferred tax assets in order to reduce current tax obligations.  The Company currently believes that it is more likely than not that its net deferred tax assets of $25.5 million will ultimately be realized, based upon the Company’s net cumulative income position, the Company’s ability to carry back net operating losses, as well as the projection of future taxable income.

The realization of the net deferred tax assets is ultimately dependent upon the Company’s ability to produce sufficient future taxable income prior to their expiration and the Company’s stock price.

OFF-BALANCE SHEET ARRANGEMENTS

Certain liabilities or commitments of the Company that are not recorded in the Company’s Consolidated Statements of Financial Condition as of March 31, 2012 are identified or described in the “Contractual Obligations” section which follows and within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

In addition, refer to “Liquidity and Capital Resources — ClearPoint and Related Matters” for discussion regarding the Parent’s obligations under certain guaranties issued with respect to ClearPoint.

CONTRACTUAL OBLIGATIONS

ClearPoint’s loan commitments decreased $40.6 million to $136.2 million as of March 31, 2012 (of which $109.3 million are expected to fund), compared to $176.8 million as of December 31, 2011.  Amounts borrowed by ClearPoint on its secured mortgage warehouse lines of credit decreased by $96.4 million to $117.2 million as of March 31, 2012, compared to $213.6 million as of December 31, 2011.

There were no other significant changes to the Company’s contractual obligations at March 31, 2012 since what was previously reported within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES

There are no material changes to the Company’s critical accounting policies from what was previously reported as of December 31, 2011.  For a full description of the Company’s critical accounting policies, refer to “Critical Accounting Policies” included within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires new disclosures about balance sheet offsetting and related arrangements.  For derivative financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to offsetting requirements but not offset in the balance sheet.  This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively.  This guidance does not amend the existing guidance on when it is appropriate to offset, and since these amended principles require only additional disclosures, the adoption of ASU 2011-11 will not affect the Company’s financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles — Goodwill and Other:  Testing Goodwill for Impairment” (“ASU 2011-08”), in order to simplify how entities test goodwill for impairment.  ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Topic 350.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), in order to improve the comparability, consistency, and transparency of financial reporting and to increase prominence of items reported in other comprehensive income.  The amendments in this ASU include the requirement that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, except for new presentation requirements about reclassification of items out of accumulated other comprehensive income which are currently deferred indefinitely.  ASU 2011-05 is not applicable to the Company as it has no items reported as other comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurements:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), in order to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  The amendments in this ASU include clarification of (i) the application of the highest and best use valuation premise concepts and specifies that such concepts are relevant only when measuring the fair value of nonfinancial assets, (ii) the requirement to measure certain instruments classified in stockholders’ equity at fair value, such as equity interests issued as consideration in a business combination and (iii) disclosure requirements regarding quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  In addition, ASU 2011-04 changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements, including (a) measuring the fair value of financial instruments that are managed within a portfolio by permitting entities to measure such financial instruments on a net basis if such entities manage such financial instruments on the basis of their net exposure, (b) clarifying that premiums or discounts related to size as a characteristic of the reporting entity’s holding (specifically, a blockage factor) rather than as a characteristic of the asset or liability (for example, a control premium) are not permitted in a fair value measurement and (c) the expansion of disclosures about fair value measurements, including the valuation processes of financial instruments categorized within

Level 3 of the fair value hierarchy and sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 8 contained in Item 1 of this Quarterly report on Form 10-Q, which includes the disclosures as required by this ASU.

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing:  Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), in order to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this ASU remove from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion.  ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The adoption of ASU 2011-03 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”), in order to address questions about entities with reporting units with zero or negative carrying amounts as some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, taking into consideration any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

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

For a full discussion of the Company’s market risk management processes and procedures, refer to Item 9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Market Risk

Market risk represents the risk of loss that may result from the potential change in the value of our trading or investment positions, or loans held for sale as a result of fluctuations in interest rates, prepayment speeds, credit spreads and equity prices, as well as changes in the implied volatility of interest rates and equity prices.  The Company’s exposure to market risk is primarily related to securities transactions in its MBS/ABS & Rates division, and to a lesser extent, loans related to the residential mortgage lending activities of ClearPoint.

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

The following table categorizes the Company’s market risk sensitive financial instruments.

	Market Value (net)
(In thousands)	March 31, 2012	December 31, 2011
Trading risk
Interest rate	$1,222,516	$1,368,484
Equity	—	—
Foreign exchange	—	—
Commodity	—	—
Total trading risk	$1,222,516	$1,368,484
Other than trading risk
Equity	$19,514	$19,910
Interest rate	184	180
Foreign exchange	—	—
Commodity	—	—
Total other than trading risk	19,698	20,090
Total market value, net	$1,242,214	$1,388,574

Refer to Note 1 within the footnotes to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and Note 8 within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with ASC 820.

The following is a discussion of the Company’s primary market risk exposures as of March 31, 2012.

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

The fair market value of securities exposed to interest rate and related prepayment risk included in the Company’s inventory at March 31, 2012 and December 31, 2011 was $1.2 billion and $1.4 billion, respectively. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve, including its related effect on prepayment speeds. At March 31, 2012 and December 31, 2011, the potential change in fair value under this stress scenario was a loss of $8.2 million and $4.1 million, respectively.  Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.

The following table shows a breakdown of our interest rate exposure on March 31, 2012 and December 31, 2011:

Market value change per one hundredth of one percent interest rate increase (In thousands of dollars)	March 31, 2012	December 31, 2011
U.S. government and federal agency obligations	$1	$17
Agency mortgage-backed securities	(124)	(85)
Non-agency mortgage-backed securities	(17)	(12)
Corporate debt securities	(10)	(1)
Preferred stock	(14)	(1)
Total	$(164)	$(82)
Average duration (years)	1.7	0.82

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

The following tables show a breakdown of our exposure in these markets on March 31, 2012 and December 31, 2011:

Credit Sensitive Holdings Market Value as of March 31, 2012

(In thousands of dollars)	Non-agency mortgage- backed securities	Corporate debt securities	Preferred stock	Other debt obligations	Total
Investment grade	$21,187	$9,662	$(50)	$318	$31,117
Non-investment grade	42,999	7,377	14,645	585	65,606
Total	$64,186	$17,039	$14,595	$903	$96,723

Credit Sensitive Holdings Market Value as of December 31, 2011

(In thousands)	Non-agency mortgage- backed securities	Corporate debt securities, net	Preferred stock	Other debt obligations	Total
Investment grade	$19,250	$224	$871	$192	$20,537
Non-investment grade	37,323	2,046	(168)	647	39,848
Total	$56,573	$2,270	$703	$839	$60,385

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

The Company had no significant net long or short positions in marketable equity securities at March 31, 2012 and December 31, 2011.  The Company’s investment in FATV at March 31, 2012 and December 31, 2011 had a fair market value of $16.0 million and $15.9 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies.  This risk measure, for the Company’s investment in FATV amounted to $1.6 million at March 31, 2012 and $1.6 million at December 31, 2011.  Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

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

The Company is required to maintain a deposit at the Fixed Income Clearing Corporation (the “FICC”) in connection with the self-clearing activities associated with the Rates business which began in November 2010.  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At March 31, 2012 and December 31, 2011, the Company had a deposit with the FICC of approximately $17.3 million and $15.2 million, respectively, which is recorded within Receivable from brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition contained in Item 1 of this Quarterly Report on Form 10-Q.  Self clearing activities include trading activities which are conducted on a delivery versus payment basis and thereby reduces settlement risk, as well as the Company’s matched book repurchase activities which are collateralized transactions that contain provisions allowing for additional collateral to be provided, or excess collateral returned, when necessary.  The Company values such collateral daily and retrieves or returns excess collateral from/to counterparties, when appropriate.

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

Refer to “Liquidity and Capital Resources” above Item 2 for further information about our liquidity as of March 31, 2012 and December 31, 2011.

Leverage Ratios

Leverage increases the risks (and potential rewards) we take.  To balance this risk/reward equation, we maintain adjusted target leverage ratios well below 10x, so that the risk from leveraging would still be manageable even in the event of market crisis.  This target excludes securities purchased under agreements to resell, as they are generally self-financed through matched book repurchase transactions and are therefore considered lower risk.  We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies.

	March 31,	December 31,
(dollars in thousands)	2012	2011

Total assets	$4,679,841	$3,303,556

Less: Securities purchased under agreements to resell	(2,984,884)	(1,523,227)

Adjusted assets (non-GAAP)	1,694,957	1,780,329

Stockholders’ equity	$255,997	$259,123

Leverage ratio(1)	18.3%	12.7%

Leverage ratio - adjusted (non-GAAP)(2)	6.6%	6.9%

(1)  Leverage ratio equals total assets divided by total Stockholders’ equity.

(2)  Adjusted leverage ratio equals adjusted assets divided by total Stockholders’ equity.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

(a)          Exhibits

Exhibit Number	Description

3.1*	Amended and Restated Bylaws of Gleacher & Company, Inc., effective April 19, 2012.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*

The following financial statements from the quarterly report on Form 10-Q of Gleacher & Company, Inc. are attached to this report formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011, (ii) the Consolidated Statements of Financial Condition at March 31, 2012 and December 31, 2011 (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and (iv) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gleacher & Company, Inc.
(Registrant)

Date:	May 10, 2012	/s/ Thomas J. Hughes
Thomas J. Hughes
Chief Executive Officer

Date:	May 10, 2012	/s/ Bryan J. Edmiston
Bryan J. Edmiston
Controller
(Principal Accounting Officer)