Form 10-Q
period 2012-06-30
GLEACHER & COMPANY, INC.
filed 2012-08-09
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

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

125,077,022 shares of Common Stock were outstanding as of the close of business on August 1, 2012

GLEACHER & COMPANY, INC. AND SUBSIDIARIES

FORM 10-Q

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Part I — Financial Information

Item 1.  Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for per share amounts)	2012	2011	2012	2011
Revenues:
Principal transactions	$7,891	$16,460	$29,211	$61,801
Commissions	16,197	16,339	35,348	34,798
Investment banking	9,115	10,042	15,793	20,364
Investment (losses)/gains, net	(139)	368	(7)	(318)
Interest income	11,558	14,884	30,762	29,952
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition (Refer to Note 11)	—	—	—	2,330
Fees and other	3,527	1,341	6,404	2,465
Total revenues	48,149	59,434	117,511	151,392
Interest expense	3,502	3,055	8,121	5,624
Net revenues	44,647	56,379	109,390	145,768
Expenses (excluding interest):
Compensation and benefits	32,606	37,286	76,325	96,374
Impairment of goodwill (Refer to Note 12)	21,096	—	21,096	—
Clearing, settlement and brokerage	8,695	5,284	21,688	10,071
Communications and data processing	3,160	3,279	6,479	6,494
Occupancy, depreciation and amortization	2,236	2,159	4,370	4,071
Business development	981	1,236	1,999	2,344
Other	7,624	4,719	14,466	9,270
Total expenses (excluding interest)	76,398	53,963	146,423	128,624
(Loss)/income from continuing operations before income taxes and discontinued operations	(31,751)	2,416	(37,033)	17,144
Income tax expense	29,058	1,164	28,492	7,293
(Loss)/income from continuing operations	(60,809)	1,252	(65,525)	9,851
(Loss)/income from discontinued operations, net of taxes (Refer to Note 24)	(23)	(11,672)	9	(13,066)
Net loss	$(60,832)	$(10,420)	$(65,516)	$(3,215)

Per share data:
Basic (loss)/income per share
Continuing operations	$(0.51)	$0.01	(0.55)	$0.08
Discontinued operations	—	(0.09)	—	(0.11)
Net (loss)/income per share	$(0.51)	$(0.08)	$(0.55)	$(0.03)
Diluted (loss)/income per share
Continuing operations	$(0.51)	$0.01	(0.55)	$0.08
Discontinued operations	—	(0.09)	—	(0.10)
Net (loss)/income per share	$(0.51)	$(0.08)	$(0.55)	$(0.02)

Weighted average shares of common stock:
Basic	119,564	124,061	119,176	123,825
Diluted	119,564	130,606	119,176	130,698

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
(In thousands of dollars, except for share and per share amounts)	2012	2011

Assets
Cash and cash equivalents	$52,733	$36,672
Cash and securities segregated for regulatory and other purposes	1,150	9,612
Securities purchased under agreements to resell	1,879,740	1,523,227
Receivables from:
Brokers, dealers and clearing organizations	31,582	58,776
Related parties	1,362	1,337
Others	16,218	16,161
Financial instruments owned, at fair value (includes financial instruments pledged of $762,817 and $1,553,610 at June 30, 2012 and December 31, 2011, respectively)	763,550	1,554,660
Investments	19,090	18,310
Office equipment and leasehold improvements, net	6,164	6,735
Goodwill	—	21,096
Intangible assets	4,064	4,311
Income taxes receivable	4,623	12,102
Deferred tax assets, net	581	30,766
Other assets	9,896	9,791
Total Assets	$2,790,753	$3,303,556

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing organizations	$500,882	$1,108,664
Related parties	594	4,939
Others	3,676	3,243
Securities sold under agreements to repurchase	1,904,807	1,478,081
Securities sold, but not yet purchased, at fair value	110,333	184,996
Secured borrowings	46,718	213,611
Accrued compensation	15,540	26,274
Accounts payable and accrued expenses	11,536	18,223
Income taxes payable	3,770	3,979
Deferred tax liabilities	—	1,622
Subordinated debt	595	801
Total Liabilities	2,598,451	3,044,433

Commitments and Contingencies (Refer to Note 16)

Stockholders’ Equity
Common stock; $.01 par value; authorized 200,000,000 shares, issued 133,769,219 and 133,714,786 shares; and outstanding 125,731,141 and 120,883,601 shares, at June 30, 2012 and December 31, 2011, respectively	1,337	1,337
Additional paid-in capital	452,299	463,497
Deferred compensation	124	161
Accumulated deficit	(251,403)	(185,887)
Treasury stock, at cost (8,038,078 shares and 12,831,185 shares, at June 30, 2012 and December 31, 2011, respectively)	(10,055)	(19,985)
Total Stockholders’ Equity	192,302	259,123
Total Liabilities and Stockholders’ Equity	$2,790,753	$3,303,556

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands of dollars)	2012	2011
Cash flows from operating activities:
Net loss	$(65,516)	$(3,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes (Refer to Note 18)	28,563	2,887
Impairment of goodwill (Refer to Note 12)	21,096	14,311
Amortization of stock-based compensation	4,495	9,326
Clawback of stock-based compensation awards subject to non-competition provisions	(1,579)	—
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition	—	(2,330)
Depreciation and amortization	971	961
Amortization of intangible assets	247	1,528
Investment losses/(gains), net	7	318
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	8,462	(3,900)
Securities purchased under agreements to resell	(356,513)	(216,516)
Net receivable/payable from/to related parties	(4,387)	971
Net receivable from others	376	394
Financial instruments owned, at fair value	791,110	86,341
Income taxes receivable/payable, net	6,884	(707)
Other assets	(39)	1,081
Net payable to brokers, dealers and clearing organizations	(580,588)	(76,601)
Securities sold under agreements to repurchase	426,726	191,449
Securities sold, but not yet purchased, at fair value	(74,663)	41,541
Accounts payable and accrued expenses	(3,491)	16
Accrued compensation	(10,734)	(41,219)
Drafts payable	1,065	(897)
Net cash provided by operating activities	192,492	5,739
Cash flows from investing activities:
Payment to former stockholders of Gleacher Partners, Inc. (Refer to Note 26)	(4,373)	—
Purchase of investments	(800)	—
Purchases of office equipment and leasehold improvements	(400)	(1,709)
Return of capital — investments	—	1,772
ClearPoint acquisition — net cash acquired (Refer to Note 11)	—	626
Capital contribution — investments	—	(103)
Net cash (used in)/provided by investing activities	(5,573)	586
Cash flows from financing activities:
Proceeds from secured borrowings	859,125	373,039
Repayments of secured borrowings	(1,026,019)	(357,293)
Purchases of treasury stock	(1,151)	(10,333)
Payment for employee tax withholdings on stock-based compensation	(2,615)	(5,441)
Repayment of subordinated debt	(206)	(108)
Excess tax benefits related to stock-based compensation	8	238
Net cash (used in)/provided by financing activities	(170,858)	102
Increase in cash and cash equivalents	16,061	6,427
Cash and cash equivalents at beginning of the period	36,672	40,009
Cash and cash equivalents at the end of the period	$52,733	$46,436

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

NON CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2012 and 2011, the Company issued approximately 6.9 million and 0.6 million shares out of treasury stock, net of forfeitures, respectively, for stock-based compensation exercises and vesting and distributions of deferred compensation related to the employee stock trust.

During the six months ended June 30, 2012 and 2011, the Company issued approximately 0.1 million and 2.3 million, respectively, shares of common stock for settlement of stock-based compensation awards.

The fair value of non-cash assets acquired and liabilities assumed in the ClearPoint Funding, Inc. acquisition on January 3, 2011 were $51.6 million and $49.9 million, respectively (Refer to Note 11).

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

Gleacher & Company, Inc. (the “Parent” and together with its subsidiaries, the “Company”) is an independent investment bank that provides corporate and institutional clients with strategic and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis.  The Company also provides capital raising, research-based investment analysis, and securities brokerage services, and, through its subsidiary ClearPoint Funding, Inc. (“ClearPoint”), engages in residential mortgage lending.  The Company offers a diverse range of products through its Investment Banking, Mortgage Backed Securities & Rates (“MBS & Rates,” formerly known as MBS/ABS & Rates), Credit Products (formerly known as Corporate Credit) and ClearPoint divisions.  The Company is incorporated under the laws of the State of Delaware.  The Company’s common stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “GLCH.”

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation with no impact to previously reported net loss or stockholders’ equity.  This includes the prior period results of the Equities division, which is now being reported as discontinued operations.  Refer to Note 24 herein for additional information.  In addition, revenues earned on a riskless principal basis in the amount of $16.1 million and $34.2 million, respectively, for the three and six months ended June 30, 2011 have been reclassified from principal transactions to commission income in order to distinguish such revenues (commission equivalents) from revenues earned on financial instruments held in inventory.

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

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles — Goodwill and Other:  Testing Goodwill for Impairment” (“ASU 2011-08”), in order to simplify how entities test goodwill for impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Topic 350.  ASU 2011-08 is effective for

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.   The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Weighted average shares for basic (loss)/earnings per share	119,564	124,061	119,176	123,825
Effect of dilutive common share equivalents	—	6,545	—	6,873
Weighted average shares and dilutive common share equivalents for dilutive (loss)/earnings per share	119,564	130,606	119,176	130,698

The Company was in a net loss position for the three and six months ended June 30, 2012 and therefore excluded approximately 9.5 million shares underlying stock options, 9.2 million shares of restricted stock, and 4.0 million shares underlying restricted stock units (“RSUs”) from its computation of dilutive loss per share because they were anti-dilutive.  For the three and six months ended June 30, 2011, the Company excluded approximately 9.1 million of shares underlying stock options and warrants, 3.2 million of shares of restricted stock and 0.5 million shares of shares underlying RSUs from its computation of dilutive earnings per share from continuing operations because they were antidilutive.

3.              Cash and Cash Equivalents

The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  At June 30, 2012 and December 31, 2011, cash equivalents were approximately $3.1 million and $10.3 million, respectively.

4.              Cash and Securities Segregated for Regulatory and Other Purposes

In November 2010, Gleacher & Company Securities, Inc. (“Gleacher Securities”) began self-clearing its trading activities in U.S. government securities (the “Rates business”) and is therefore subject to the Customer Protection rules under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  At June 30, 2012 and December 31, 2011, the Company segregated cash of $1.0 million and $4.0 million respectively, in a special reserve bank account for the exclusive benefit of customers pertaining to the results of the activities of the Company’s Rates business and outstanding checks issued to customers and vendors when the Company was previously conducting self-clearing in prior years.

Cash segregated also includes $0.2 million and $1.0 million of cash on deposit in connection with ClearPoint’s secured borrowings at June 30, 2012 and December 31, 2011, respectively.

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

At June 30, 2012 and December 31, 2011, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge in connection with resale agreements was approximately $1.9 billion and $1.5 billion, respectively, substantially all of which was repledged in the form of repurchase agreements at June 30, 2012 and December 31, 2011.

The following tables provide detail on the composition of the outstanding repurchase agreements at June 30, 2012 and December 31, 2011:

	June 30, 2012
(In thousands of dollars)	Overnight	< 30 days	30-90 days	> 90 days	On Demand	Total
Collateral Type
U.S. Government and federal agency obligations	$523,737	$300,046	$750,012	$—	$331,012	$1,904,807

	December 31, 2011
(In thousands of dollars)	Overnight	< 30 days	30-90 days	> 90 days	On Demand	Total
Collateral Type
U.S. Government and federal agency obligations	$1,204,641	$—	$—	$—	$273,440	$1,478,081

6.              Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consists of the following:

(In thousands of dollars)	June 30, 2012	December 31, 2011
Deposits with clearing organizations	$19,182	$16,467
Receivable for unsettled trading activities	7,203	14,705
Receivable from clearing organizations	5,043	2,950
Fails to deliver	5	24,654
Underwriting and syndicate fees receivable	149	—
Total receivables	$31,582	$58,776
Payable to clearing organizations	500,882	1,093,518
Fails to receive	—	15,146
Total payables	$500,882	$1,108,664

Included within deposits with clearing organizations at June 30, 2012 and December 31, 2011 is a deposit with the Fixed Income Clearing Corporation (“FICC”) of approximately $18.4 million and $15.2 million, respectively, related to the Company’s self clearing activities associated with the Rates business.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Securities transactions are recorded on their trade date as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net, by clearing organization, in Receivables from or Payables to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition.

The clearing organizations may re-hypothecate all securities held on behalf of the Company.

7.              Receivables from and Payables to Others

Amounts Receivable from and Payable to Others consist of the following:

(In thousands of dollars)	June 30, 2012	December 31, 2011
Investment banking and advisory fees receivable	$8,573	$1,713
Interest receivable	3,122	7,250
Principal paydowns — Agency mortgage-backed securities	2,085	4,468
Loans and advances	286	280
Management fees receivable	171	140
Others	1,981	2,310
Total receivables from others	$16,218	$16,161
Payable to employees for the Employee Investment Funds (Refer to Note 10)	$938	$972
Customer deposits held in escrow — ClearPoint	344	849
Draft payables	1,199	135
Others	1,195	1,287
Total payables to others	$3,676	$3,243

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In determining fair value for Level 2 financial instruments, management considers recent purchases or sales of the financial assets, benchmark securities and yields, discounted cash flow techniques, recently executed market transactions of comparable size, issuer spreads and bids/offers.  Fair value for ClearPoint’s loans is determined utilizing observable market factors and is principally based upon the fair value of the “to-be-announced” (“TBA”) forward securities market (refer to “Derivatives” below).

Level 3 Cash Instruments

Level 3 cash instruments primarily include non-agency commercial and residential mortgage backed securities positions.  In determining fair value for Level 3 financial instruments, management maximizes the use of market

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

observable information when available.  Management considers factors such as recent purchases or sales of the financial assets, discounted cash flow techniques, bids that were received, and various benchmarking techniques, including spread comparisons to other similar financial assets recently traded, or spreads to observable factors such as yield curves.  Management considers its valuation methodologies consistent with assumptions in how other market participants value certain financial assets.

Level 3 cash instruments also includes the Company’s investment in FA Technology Ventures, L.P. (“FATV” or “the Partnership”), further described below.

Derivatives — These financial instruments primarily consist of TBAs, forward sales and interest rate lock commitments (“IRLCs”).

TBAs and forward sales:  The Company utilizes derivatives for trading strategies and economic hedging strategies.  The Company economically hedges certain of its mortgage-backed and U.S. government securities trading, and the mortgage lending activities of ClearPoint, through the use of TBAs and forward sale agreements.  A TBA is a forward mortgage-backed security whose collateral remains “to-be-announced” until just prior to the trade settlement.  Forward sale agreements are entered into by ClearPoint and are valued based upon the TBA.  TBAs are traded in an active quoted market and therefore generally classified as Level 1.

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

Fair value is generally determined through a variety of factors, such as recent purchases or sales of the financial assets, bids that were received, and various benchmarking techniques, including spread comparisons to other similar assets recently traded or spreads to other observable factors such as yield curves.  The Company’s independent control process includes leveraging pricing information obtained from external data providers to assess the reasonableness of its marks, generally for the Company’s most highly liquid financial instruments, as this data tends to be generally reliable for positions that are actively traded.  For the Company’s less liquid financial instruments, the Company’s independent control process includes comparing month-end marks to recent trading activity, benchmarking price changes to observable market indices, reviewing benchmarking techniques and analyzing external pricing data for trends.  These independent procedures are critical to ensuring our financial instruments are properly valued.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hierarchy

The following tables summarize the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the FVO, at June 30, 2012:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$494,767	$1,486	$496,253
Federal agency obligations	—	103,228	—	103,228
Loans	—	65,048	—	65,048
U.S. government obligations	28,374	—	—	28,374
Corporate debt securities	—	26,578	—	26,578
Commercial mortgage-backed securities	—	6,255	5,682	11,937
Other debt obligations	—	8,060	2,553	10,613
Residential mortgage-backed securities	—	—	10,355	10,355
Preferred stock	7,887	—	—	7,887
Equity securities	573	25	112	710
Collateralized debt obligations	—	—	554	554
Derivatives	276	—	1,737	2,013
Investments	—	—	19,090	19,090
Total financial assets at fair value	$37,110	$703,961	$41,569	$782,640

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government obligations	$100,204	$—	$—	$100,204
Corporate debt securities	—	6,782	—	6,782
Preferred stock	2,057	—	—	2,057
Derivatives	1,288	—	—	1,288
Equity securities	2	—	—	2
Total financial liabilities at fair value	$103,551	$6,782	$—	$110,333

Included below is a discussion of the characteristics of the Company’s Level 2 and Level 3 holdings at June 30, 2012.  Unless otherwise stated, fair value of Level 2 assets are determined based upon observable third party information including recent trading activity, broker quotes and other relevant market data as noted above.  Fair  value for Level 3 assets are based predominantly on management’s own assumptions about the assumptions market  participants would make.

Financial Instruments Classified as Level 2

The Company’s agency mortgage-backed securities positions classified as Level 2, of approximately $494.8 million, have a weighted average loan size of approximately $0.2 million paying interest of 5.6%, with a weighted average FICO score of 726.  This portfolio has a weighted average coupon remitting payment of 4.5% and has a weighted average annualized constant prepayment rate of approximately 18.8%.  Fair value is determined through a combination of matrix pricing as well as the information noted in the preceding paragraph.

The Company’s net Level 2 U.S. Government and federal agency obligations of approximately $103.2 million have a weighted average coupon of 3.9% and a weighted average maturity of 2025.

The Company’s Level 2 loans of approximately $65.0 million (unpaid principal of approximately $62.6 million), which are related to the mortgage lending activities of ClearPoint and for which the FVO has been elected, have a weighted average loan size of approximately $0.2 million and has a weighted average coupon remitting payment of

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.9%.  Unrealized losses arising from fair value changes of approximately $0.4 million have been recorded within Principal transactions within the Consolidated Statements of Operations as of June 30, 2012.  There are no loans 90 days or more past due and no loans are in non-accrual status.  The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

The Company’s net holdings of corporate debt securities classified as Level 2 of approximately $19.8 million have a weighted average credit rating of BB, have a weighted average issuance year of 2010 and a weighted average maturity of 2017.

The Company’s Level 2 commercial mortgage backed securities of approximately $6.3 million are primarily senior tranches, have a weighted average credit rating of AA and a weighted average issuance year of 2006.

The Company’s other debt obligations reported as Level 2 include holdings of approximately $8.1 million asset backed securities, paying interest of 2.6%, with a weighted average credit rating of AA, and a weighted average vintage of 2010.

Financial Instruments Classified as Level 3

Non-Agency Residential Mortgage Backed Securities — Disclosure About Significant Unobservable Inputs

(Dollars in thousands) Valuation Technique	Fair Value at June 30, 2012	Unobservable Input	Range (Weighted Average)
Discounted cash flow	$10,335	Default rate(1)	4%-17% (9%)
		Prepayment rate(2)	1%-18% (6%)
		Loss severity(1)	35%-75% (52%)
		Discount rate(1)	6%-22% (9%)

(1)          Increases in this assumption would result in a lower fair value, whereas decreases in this assumption would result in a higher fair value.

(2)          Increases in this assumption would result in a higher fair value, whereas decreases in this assumption would result in a lower fair value.

Commercial Mortgage Backed Securities — Disclosure About Significant Unobservable Inputs

(Dollars in thousands) Valuation Technique	Fair Value at June 30, 2012	Unobservable Input	Range (Weighted Average)
Discounted cash flow	$5,682	Default rate(1)	1%-30% (22%)
		Prepayment rate(2)	0%-0% (0%)
		Loss severity(1)	50%-50% (50%)
		Discount rate(1)	1%-29% (22%)

(1)          Increases in this assumption would result in a lower fair value, whereas decreases in this assumption would result in a higher fair value.

(2)          Increases in this assumption would result in a higher fair value, whereas decreases in this assumption would result in a lower fair value.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Debt Obligations — Disclosure About Significant Unobservable Inputs

(Dollars in thousands) Valuation Technique	Fair Value at June 30, 2012		Unobservable Input	Range (Weighted Average)
Comparable market data	$2,553	(1)	Spread over benchmark(1)	-1.5 to -2.6 (-1.7)

(1)          Increases in this assumption would result in a higher fair value, whereas decreases in this assumption would result in a lower fair value.

Interest Rate Lock Commitments — Disclosure About Significant Unobservable Inputs

IRLCs are reported as derivatives and are classified Level 3.  The significant unobservable input is ClearPoint’s estimated rate of closure of 75.0%, representing the percentage of ClearPoint’s loan commitments expected to fund, which is based on historical experience.  A reduction in this unobservable input would result in a lower fair value for these financial instruments.

Refer to Note 9 for additional information.

Investments — Quantitative Disclosure About Significant Unobservable Inputs

The Company’s investments of approximately $19.1 million classified as Level 3, includes the Company’s investment in FATV of approximately $15.9 million.  Refer to Note 10 for additional information.

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	0.9x — 8.8x (6.0x)
	EBITA multiple	12.6x — 17.5x (15.1x)
	Discount applied to multiples	0.0% - 43% (30%)

Discounted future exit value	EBITA multiple	7.4x
	Discount applied to multiples	50%

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the FVO at December 31, 2011:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$1,084,254	$1,367	$1,085,621
Loans	—	228,226	—	228,226
Federal agency obligations	—	158,774	—	158,774
Commercial mortgage-backed securities	—	—	38,154	38,154
Residential mortgage-backed securities	—	—	18,419	18,419
Corporate debt securities	—	14,524	—	14,524
U.S. Government obligations	5,789	—	—	5,789
Preferred stock	316	—	1,301	1,617
Equity securities	889	—	112	1,001
Collateralized debt obligations	—	—	647	647
Other debt obligations	—	—	192	192
Derivatives	—	—	1,696	1,696
Investments	—	—	18,310	18,310
Total financial assets at fair value	$6,994	$1,485,778	$80,198	$1,572,970

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government obligations	$158,059	$—	$—	$158,059
Corporate debt securities	—	12,254	—	12,254
Federal agency obligations	—	11,796	—	11,796
Preferred stock	184	—	730	914
Equity securities	2	—	—	2
Derivatives	1,971	—	—	1,971
Total financial liabilities at fair value	$160,216	$24,050	$730	$184,996

The Company reviews its financial instrument classification on a quarterly basis.  As the observability and strength of valuation attributes change, reclassifications of certain financial assets or liabilities may occur between levels.  The Company’s policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3.  During the three and six months ended June 30, 2012, there were no transfers between Levels 1 and 2.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended June 30, 2012:

(In thousands of dollars)	Balance at March 31, 2012	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3(2)	Balance at June 30, 2012	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$27,850	$(2,638)	$16,746	$(34,171)	$(4)	$(2,101)	$5,682	$(1,036)
Residential mortgage-backed securities	26,603	(2,871)	12,203	(24,878)	(702)	—	10,355	(882)
Other debt obligations	318	(26)	2,770	(504)	(5)	—	2,553	(15)
Agency mortgage-backed securities	362	(361)	1,750	(264)	(1)	—	1,486	(177)
Collateralized debt obligations	585	(31)	61	(61)	—	—	554	(31)
Equities	103	9	—	—	—	—	112	9
Investments	18,440	(150)	800	—	—	—	19,090	(478)
Derivatives	885	1,737	—	—	(885)	—	1,737	1,737
Total	$75,146	$(4,331)	$34,330	$(59,878)	$(1,597)	$(2,101)	$41,569	$(873)

(1)             Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)             During the three months ended June 30, 2012, the Company transferred approximately $2.1 million of commercial mortgage backed securities from Level 3 to Level 2 due to price discovery resulting from Company trading activity occurring in close proximity to June 30, 2012.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended June 30, 2011:

(In thousands of dollars)	Balance at March 31, 2011	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3 (2)	Balance at June 30, 2011	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$68,247	$(3,726)	$62,245	$(66,737)	$(20)	$(3,650)	$56,359	$(4,923)
Residential mortgage-backed securities	32,385	(575)	10,831	(13,731)	(1,717)	—	27,193	101
Other debt obligations	9,555	52	22,857	(16,186)	(280)	—	15,998	13
Agency mortgage-backed securities	2,430	(168)	8,043	(2,292)	—	—	8,013	(146)
Collateralized debt obligations	7,135	6,566	3,766	(12,463)	(12)	(3,568)	1,424	(63)
Equities	60	—	—	—	—	—	60	—
Investments	16,883	(785)	—	—	—	—	16,098	(149)
Derivatives	685	574	—	—	(685)	—	574	574
Total	$137,380	$1,938	$107,742	$(111,409)	$(2,714)	$(7,218)	$125,719	$(4,593)

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the six months ended June 30, 2012:

(In thousands of dollars)	Balance at December 31, 2011	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3(2)	Balance at June 30, 2012	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$38,154	$(6,081)	$10,108	$(34,339)	$(59)	$(2,101)	$5,682	$(1,253)
Residential mortgage-backed securities	18,419	(1,403)	11,067	(17,224)	(504)	—	10,355	(859)
Other debt obligations	192	(16)	6,357	(3,976)	(4)	—	2,553	(15)
Agency mortgage-backed securities	1,367	(408)	1,760	(1,232)	(1)	—	1,486	(208)
Collateralized debt obligations	647	(93)	61	(61)	—	—	554	(93)
Equities	112	—	—	—	—	—	112	—
Preferred stock	571	188	5,624	(6,383)	—	—	—	—
Investments	18,310	(20)	800	—	—	—	19,090	(153)
Derivatives	1,696	2,622	—	—	(2,581)	—	1,737	1,737
Total	$79,468	$(5,211)	$35,777	$(63,215)	$(3,149)	$(2,101)	$41,569	$(844)

(1)             Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)             During the six months ended June 30, 2012, the Company transferred approximately $2.1 million of commercial mortgage backed securities from Level 3 to Level 2 due to price discovery resulting from Company trading activity occurring in close proximity to June 30, 2012.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the six months ended June 30, 2011:

(In thousands of dollars)	Balance at December 31, 2010	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3(2)	Balance at June 30, 2011	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$46,571	$10,966	$115,451	$(112,904)	$(75)	$(3,650)	$56,359	$(4,687)
Residential mortgage-backed securities	33,604	(147)	11,909	(15,943)	(2,230)	—	27,193	92
Other debt obligations	5,843	57	30,698	(20,241)	(359)	—	15,998	4
Agency mortgage-backed securities	806	(236)	8,043	(600)	—	—	8,013	(180)
Collateralized debt obligations	23,235	11,471	9,056	(38,244)	(526)	(3,568)	1,424	(42)
Equities	60	—	—	—	—	—	60	—
Investments	18,084	(1,471)	—	—	(515)	—	16,098	(425)
Derivatives	—	1,259	—	—	(685)	—	574	574
Total	$128,203	$21,899	$175,157	$(187,932)	$(4,390)	$(7,218)	$125,719	$(4,664)

(1)             Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)             During the six months ended June 30, 2011, the Company transferred approximately $3.7 million of commercial mortgage backed securities and approximately $3.6 million of collateralized debt obligations from Level 3 to Level 2 due to price discovery resulting from Company trading activity occurring in close proximity to June 30, 2011.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.                        Derivatives

The Company utilizes derivatives for trading strategies and economic hedging strategies to actively manage its market and liquidity exposures.  In addition, the Company enters into mortgage loan IRLCs in connection with its mortgage lending activities.  The following table summarizes the Company’s derivative instruments as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(In thousands of dollars)	Number of Contracts	Notional	Fair Value	Number of Contracts	Notional	Fair Value
Purchase Contracts
TBA purchase agreements	4	$41,250	$100	1	$589	$—
U.S. treasury futures contracts	—	—	—	—	—	—
IRLCs	792	138,107	1,737	708	127,227	1,696
Total	796	179,357	$1,837	709	$127,816	$1,696
Sale Contracts
TBA sale agreements	25	$530,194	$(1,100)	17	$371,000	$(1,183)
Forward sale agreements	1	2,180	(12)	11	120,900	(788)
U.S. treasury futures contracts	—	—	—	—	—	—
Total	26	$532,374	$(1,112)	28	$491,900	$(1,971)

Total gains/(losses) associated with these activities, which are recorded within Principal transactions within the Consolidated Statements of Operations were ($4.2) million and ($9.0) million, for the three months ended June 30, 2012 and 2011, respectively, and ($7.3) million and ($12.0) million, for the six months ended June 30, 2012 and 2011, respectively.

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

(In thousands of dollars)	June 30, 2012	December 31, 2011
Fair Value
Investment in FATV	$15,876	$15,863
Employee Investment Funds, net of Company’s ownership interest	1,214	1,247
Other investment	2,000	1,200
Total Investments	$19,090	$18,310

Investment gains and losses are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2012	2011	2012	2011
Investments (realized and unrealized gains/(losses))	$(139)	$368	$(7)	$(318)

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has an investment in FATV of approximately $15.9 million at June 30, 2012 and December 31, 2011.  FATV’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.   FA Technology Ventures Corporation, a wholly-owned subsidiary of the Company, is the investment advisor to FATV.  There are no material open commitments to fund this portfolio at June 30, 2012.  At June 30, 2012 and December 31, 2011, total Partnership capital for all investors in FATV equaled $63.4 million and $63.7 million, respectively.  The Partnership was scheduled to end in July 2011, subject to extension by the vote of a majority of the limited partners, as provided in the limited partnership agreement applicable to the Partnership (the “Partnership Agreement”).  The term of the Partnership was extended pursuant to such provision and is now scheduled to terminate on July 19, 2013.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represented the Company’s maximum exposure to loss in the Partnership at June 30, 2012 and December 31, 2011.  The Company’s share of management fee income derived from the Partnership for the three months ended June 30, 2012 and 2011 were $0.2 million and $0.2 million, respectively, and were $0.4 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.

The Employee Investment Funds (“EIF”) are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities.  The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company has consolidated EIF resulting in approximately $1.2 million and $1.2 million of Investments and a corresponding Payable to others being recorded in the Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, respectively.  Management fees are not material.

Other investment is an investment in a privately held company.

11.                 Business Combinations

ClearPoint Funding, Inc. Acquisition

On January 3, 2011, the Company completed its acquisition of ClearPoint.  Pursuant to the related Stock Purchase Agreement, a newly formed subsidiary of the Company, Descap Mortgage Funding, LLC (“Descap LLC”), paid approximately $0.3 million of cash as transaction consideration for all of the issued and outstanding shares of capital stock of ClearPoint.  Descap LLC is also obligated to pay the former stockholder of ClearPoint no more than approximately $2.0 million payable in installments on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder and certain indemnification matters.  The Company recorded a bargain purchase gain of approximately $2.3 million, and no goodwill was recognized as the majority of the consideration payable to the former stockholder will be recognized as compensation expense for future services.

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

Pro forma information for the six months ended June 30, 2011 has not been provided given the proximity of the acquisition date to the beginning of the year.  Refer to Note 25 herein for additional information regarding ClearPoint’s financial information.

12.                 Goodwill and Intangible Assets

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policy related to goodwill and intangible assets.

Goodwill

In connection with the preparation of the unaudited consolidated financial statements contained herein, the Company performed an interim goodwill impairment test which was triggered as a result of the Company’s market capitalization trading at levels significantly below book value during the three months ended June 30, 2012.  The Company determined that all of its remaining goodwill of approximately $21.1 million had been impaired, due to the duration and severity of the decline in the Company’s stock price in relation to its book value.

(In thousands of dollars)	Reporting Unit MBS & Rates	Reporting Unit Investment Banking	Total
Goodwill
Balance at December 31, 2011	$17,364	$3,732	$21,096
Increases/(decreases)	—	—	—
Balance at March 31, 2012	17,364	3,732	21,096
Increases/(decreases)	(17,364)	(3,732)	(21,096)
Balance at June 30, 2012	$—	$—	$—

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

(In thousands of dollars)	June 30, 2012	December 31, 2011
Intangible assets (amortizable):
MBS & Rates – Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(436)	(410)
Net carrying amount	205	231
Credit Products - Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(689)	(610)
Net carrying amount	106	185
Investment Banking – Trade name
Gross carrying amount	4,066	7,300
Accumulated amortization	(965)	(874)
Impairment of intangible asset – September 1, 2011	—	(3,234)
Net carrying amount	3,101	3,192
ClearPoint – Customer relationships
Gross carrying amount	803	803
Accumulated amortization	(151)	(100)
Net carrying amount	652	703
Total Intangible assets	$4,064	$4,311

In connection with the preparation of the unaudited consolidated financial statements contained herein, the Company evaluated the recoverability of its intangible assets due to the triggering event which resulted in the impairment of goodwill described above.  The outcome of this assessment, which analyzes the cash flows expected to result from the eventual disposition of such assets on an undiscounted basis, resulted in no impairment.

Customer-related intangible assets are being amortized from 3 to 12 years and trademark assets are being amortized over 20 years (with approximately 16 years remaining).   Total amortization expense recorded within Other in the Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 was approximately $0.1 million and $0.7 million, respectively, and for the six months ended June 30, 2012 and 2011 was approximately $0.2 million and $1.5 million, respectively.

Future amortization expense as of June 30, 2012 is estimated as follows:

(In thousands of dollars)
2012 (remaining)	$248
2013	364
2014	337
2015	337
2016	301
Thereafter	2,477
Total	$4,064

13.      Office Equipment and Leasehold Improvements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policy related to office equipment and leasehold improvements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Office equipment and leasehold improvements consist of the following:

(In thousands of dollars)	June 30, 2012	December 31, 2011
Communications and data processing equipment	$5,149	$4,968
Furniture and fixtures	3,288	3,251
Leasehold improvements	1,793	1,766
Software	850	692
Total	11,080	10,677
Less: accumulated depreciation and amortization	(4,916)	(3,942)
Total office equipment and leasehold improvements, net	$6,164	$6,735

Depreciation and amortization expense for the three and six months ended June 30, 2012 and 2011 was $0.5 million and $0.5 million, and $1.0 million and $1.0 million, respectively.

14.                 Other Assets

Other assets consist of the following:

(In thousands of dollars)	June 30, 2012	December 31, 2011
Collateral deposits	$5,173	$5,180
Prepaid expenses	3,197	2,959
Other	1,526	1,652
Total other assets	$9,896	$9,791

15.                 Secured Borrowings

Pursuant to certain master repurchase agreements, ClearPoint was extended secured mortgage warehouse lines of credit in order to fund mortgage originations.  These lines of credit carry floating rates of interest and are collateralized by ClearPoint’s mortgage loans.

		June 30, 2012			December 31, 2011
(In thousands of dollars) Description	Current Year Expiration Date	Facility Limit		Outstanding Balance	Facility Limit		Outstanding Balance

Credit Facility No. 1	March 10, 2012	$—		$—	$75,000		$68,756
Credit Facility No. 2	September 11, 2012	75,000	(1)	21,854	75,000		49,704
Credit Facility No. 3	September 5, 2012	75,000	(1)	24,864	100,000		92,802
		$150,000	(2)	$46,718	$250,000	(2)	$211,262

Accelerated Purchase Facility	March 10, 2012	—		—	50,000		2,349

Total		$150,000		$46,718	$300,000		$213,611

(1)          Effective July 31, 2012, the facility limit under each respective line was reduced to $45.0 million.

(2)          Committed capacity under the facilities is $0 million and $100 million as of June 30, 2012 and December 31, 2011, respectively.  Effective July 31, 2012, the aggregate facility limit was $90.0 million.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The lender to Credit Facility No. 1 and the Accelerated Purchase Facility elected not to renew it and instead agreed to a 120-day extension.  The advances under these lines were paid in full as of April 24, 2012, and pursuant to an amendment to the master repurchase agreement, those warehouse covenants are no longer in force, and ClearPoint has no further continuing reporting or notice obligations to this lender.

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

The Company previously disclosed within Note 15 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, notices of default (along with simultaneous waivers) of certain of ClearPoint’s financial covenants relating to ClearPoint’s liquidity from October 2011 to March 2012 and certain levels of profits/losses in February 2012.

As noted above, ClearPoint is required to achieve certain profitability levels to remain in compliance under its warehouse lines.  ClearPoint has incurred losses since its acquisition and is engaged in a plan to right size the business as further described in Note 21 herein.  If ClearPoint is not successful in that plan and therefore unable to achieve profitability or amend the profitability covenants, it will breach these covenants in future periods.  If ClearPoint is unable to comply with the terms of its warehouse credit lines, these lines could be terminated, potentially resulting in the acceleration of all amounts due under the lines.

16.       Commitments and Contingencies

Guarantees Relating to Certain Contractual Obligations of ClearPoint

The Company previously disclosed within Note 29 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, separate limited guaranties entered into by the Parent on February 29, 2012, relating to certain contractual obligations of ClearPoint.  The guaranties were entered into with certain of ClearPoint’s lenders (“Curtailment Guaranties”) and with Citibank (“Citibank Guaranty”).

The Curtailment Guaranties relate to two pools of loans, those which were financed under the warehouse lines on or about February 29, 2012 (the “legacy loans”), and new loans funded by the warehouse lines thereafter (the “new loans”). The Parent guaranteed payment with respect to these loans, ranging from 5% to 100% of the lesser of, in general, the market value or the principal amount of loans financed under the warehouse lines, depending on the length of time such loans persist on the warehouse lines.  As of June 30, 2012, substantially all of the legacy loans had been sold to third parties.  With respect to the new loans, as of June 30, 2012, approximately 70% were aged less than 30 days on the warehouse lines and approximately $0.6 million of loans were within 10 days of full curtailment.

Obligations under the Citibank Guaranty were terminated during the three months ended June 30, 2012.

The Parent’s maximum potential liability under the Curtailment Guaranties has been substantially reduced resulting from the loan origination limits implemented by ClearPoint.  The Company believes its remaining exposure under the Curtailment Guaranties, under the most likely scenarios, will not have a material adverse impact on the Parent and/or its subsidiaries.  This belief is based in large part on recent past experience, as well as the expectation of ClearPoint (or the Parent) ultimately receiving the proceeds from the sale of these loans to finance, or offset, any payments made to the parties to which the guaranties were provided.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ClearPoint — Acquisition

In connection with the Company’s acquisition of ClearPoint on January 3, 2011 the former stockholder of ClearPoint is entitled to receive payments consisting of no more than approximately $2.0 million payable in installments on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder.  These payments are to be reduced for certain matters for which the Company is indemnified, including losses resulting from any loan losses with respect to loans presented to ClearPoint or originated on or prior to January 3, 2011.  As of June 30, 2012 and December 31, 2011, the Company has accrued approximately $0.4 million and $0.8 million, respectively, in relation to this obligation which is recorded within Accrued compensation in the Consolidated Statements of Financial Condition.

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

Future minimum annual lease payments, and sublease rental income as of June 30, 2012, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2012 (remaining)	$4,658	$993	$3,665
2013	8,661	1,812	6,849
2014	6,938	860	6,078
2015	6,356	502	5,854
2016	5,332	—	5,332
Thereafter	44,397	—	44,397
Total	$76,342	$4,167	$72,175

Rental expense, net of sublease rental income, for the three and six months ended June 30, 2012 and 2011 approximated $1.2 million and $1.5 million, and $2.4 million and $2.9 million, respectively.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed primarily in connection with office leases totaling $4.9 million at June 30, 2012 and December 31, 2011.  These agreements were all collateralized by cash which is included within Other assets within the Consolidated Statements of Financial Condition.

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

The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business, which began in November 2010.  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At June 30, 2012 and December 31, 2011, the Company had a deposit with the FICC of approximately $18.4 million and $15.2 million, respectively, which is

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recorded within Receivable from brokers, dealers and clearing organizations in the Company’s Consolidated Statements of Financial Condition.

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

17.       Stockholders’ Equity

Stock Repurchase (10b-18 Plan)

The Board of Directors of the Company has renewed the Company’s share repurchase program and has authorized up to $25 million in repurchases of Company common stock through the date on which the Company publicly releases its results of operations for fiscal 2012.  Stock purchases by the Company may be made from time to time in the open market or in privately negotiated transactions, if and when management determines to effect purchases and is consistent with applicable legal and regulatory requirements.  All stock repurchases by the Company shall be subject to the requirements of Rule 10b-18 promulgated under the Exchange Act.  Purchases made during the six months ended June 30, 2012, totaled approximately 1.3 million shares of common stock for approximately $1.1 million.

Warrants

Warrants issued on June 27, 2008 to Mast Credit Opportunities I Master Fund Limited (“Mast”) to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $3.00 per share, expired on June 27, 2012.

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

Three Months Ended June 30, 2012

The Company’s effective income tax rate from continuing operations for the three months ended June 30, 2012 was negative 91.5%, resulting in income tax expense of approximately $29.1 million. The abnormal tax rate differs from the federal statutory tax rate of 35% primarily due to the establishment of a valuation allowance against substantially all of the Company’s deferred tax assets (negative 101%) as well as a non-deductible discrete item attributable to the write-off of goodwill (negative 25%).

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets.  The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified.  GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.  As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

During the three months ended June 30, 2012, the Company entered into a three-year cumulative loss position.  This cumulative loss position, along with other evidence, merited the establishment of a valuation allowance against the deferred tax assets.

The valuation allowance recorded during the three months ended June 30, 2012 was approximately $32.1 million, resulting in net deferred tax assets of approximately $0.6 million.  A sustained period of profitability is required before the Company would change its judgment regarding the need for a valuation allowance against its net deferred tax assets.

There were no significant changes to the Company’s unrecognized tax benefits during the three months ended June 30, 2012.

Three Months Ended June 30, 2011

The Company’s effective income tax rate from continuing operations for the three months ended June 30, 2011 of 48.2% resulted in income tax expense of approximately $1.2 million.  The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to state and local income taxes.

Six Months Ended June 30, 2012

The Company’s effective income tax rate from continuing operations for the six months ended June 30, 2012 was negative 76.9%, resulting in income tax expense of approximately $28.5 million.  The abnormal tax rate differs from the federal statutory tax rate of 35% primarily due to the establishment of the previously mentioned valuation allowance against substantially all of the Company’s deferred tax assets during the three months ended June 30, 2012 (negative 87%), as well as the previously mentioned non-deductible discrete item attributable to the write-off of goodwill recorded during the three months ended June 30, 3012 (negative 21%) and tax expense associated with stock-based compensation shortfalls (negative 5%).

Six Months Ended June 30, 2011

The Company’s effective income tax rate from continuing operations for the six months ended June 30, 2011 of 42.5% resulted in income tax expense of approximately $7.3 million.  The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a re-measurement of net deferred tax assets due to a change in estimate of our apportioned statutory income tax rate and state and local income taxes, partially offset by a benefit related to the ClearPoint bargain purchase gain.

19.       Stock-Based Compensation Plans

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policy related to stock-based compensation.

The Company recognized stock-based compensation expense related to its various employee and non-employee director stock-based incentive plans of approximately $0.0 million and $4.2 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $4.5 million and $9.3 million for the six months ended June 30, 2012 and 2011, respectively.  Stock-based compensation expense for the three and six months ended June 30, 2012 was reduced by approximately $2.9 million as a result of forfeitures.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended June 30, 2012, the Company granted approximately 1.6 million RSUs, with an average grant date fair value of $0.86 per RSU, approximately 2.4 million restricted stock awards with an average grant date fair value of $0.90 per award and approximately 0.7 million options with an average grant date fair value of $0.42 per award.

Options granted during the three months ended June 30, 2012 have a weighted average exercise price of $0.87.  The Company utilized the Black-Scholes option pricing model to determine the fair value of all options granted.  Significant weighted average assumptions used to estimate fair value included expected volatility of 73.6%, expected term of 3.3 years and a risk-free interest rate of 0.5%.  All such options expire 6 years from grant date.

20.       Net Capital Requirements

Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the “Net Capital Rule”), as well as the Commodity Futures Trading Commission’s net capital requirements (“Regulation 1.16”), which require the maintenance of a minimum net capital.  Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities.  Based upon the activities of Gleacher Securities, its minimum requirement under Regulation 1.16 is the same as under the Net Capital Rule.  As of June 30, 2012, Gleacher Securities had net capital, as defined by both the Net Capital Rule and Regulation 1.16, of $81.0 million, which was $80.8 million in excess of the $0.25 million required minimum net capital.

Gleacher Partners, LLC is also subject to the Net Capital Rule.  Gleacher Partners, LLC has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater.  As of June 30, 2012, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.8 million, which was $0.6 million in excess of the $0.25 million required minimum net capital.

The Company’s ClearPoint subsidiary is subject to net worth requirements, as required by the HUD.  At June 30, 2012, ClearPoint’s net worth was $12.2 million, which was $11.2 million in excess of the $1.0 million required minimum net worth.

21.       Concentrations of Credit and Liquidity Risk

Risks Related to ClearPoint and Other Related Matters

ClearPoint is subject to liquidity risk concentrations, as ClearPoint currently relies on a limited number of investors to purchase its originated mortgage loans and only two lenders to finance these activities.  If ClearPoint does not sell loans it originates from funds advanced under ClearPoint’s mortgage warehouse lines of credit within certain periods of time, the lenders can incrementally curtail, or reduce, such advances.  Under these circumstances, ClearPoint would be required to repay the curtailed amounts to the lenders prior to receiving any proceeds from the sale of the loans.  Failure of ClearPoint’s investors to continue purchasing its loans and/or a slowdown in such purchases could result in additional curtailments as the loans persist on the warehouse lines.  This could also decrease available capacity for funding new loans and satisfying ClearPoint’s unfunded loan commitments.  Curtailment exposure has significantly diminished as a result of actions taken by Clearpoint, including the implementation of loan origination limits and enhancements to its operational infrastructure, which have improved the pace at which loans are cleared.

Also, as further discussed in Note 15, “Secured Borrowings,” one of ClearPoint’s lenders elected not to renew its warehouse line, which expired on March 10, 2012, and the aggregate facility limit under ClearPoint’s remaining lines was reduced to $90 million on July 31, 2012.  In addition, both of ClearPoint’s remaining warehouse lines expire in September 2012, and under neither of these lines is the lender committed to make further advances.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Failure of the lenders to renew or extend the warehouse lines upon expiration and/or not provide financing on the uncommitted portions of the lines would adversely impact ClearPoint’s ability to conduct business.  If ClearPoint is unable to replace the borrowing capacity when the warehouse lines expire or the lenders do not continue to fund requests, it may be required to reduce or terminate its loan origination activities and may not be able to satisfy its unfunded loan commitments.

ClearPoint continues to focus on increasing the number of loan purchasers with which it transacts, and pursuing additional warehouse lenders and loan distribution channels.  If ClearPoint is unable to execute on these strategies and/or other events occur which reduce its ability to obtain continued financing, these matters ultimately could have a material and adverse effect on the Company’s financial position, results of operations and/or cash flows.

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

The majority of securities transactions of counterparties of the Company’s broker-dealer subsidiary, Gleacher Securities, are cleared primarily through a third party under a clearing agreement.  Under this agreement, transactions are deemed to be either receive versus payment, delivery versus payment or cash transactions.

Refer to Note 16 within the section labeled “Other” for additional information regarding credit risks of the Company.

22.       Fair Value of Financial Instruments

Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short-term nature, with the exception of subordinated debt.  Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealer and clearing organizations, related parties and others, Securities purchased under agreements to resell and Securities sold under agreements to repurchase.  The carrying value of the subordinated debt at June 30, 2012 and December 31, 2011 approximated fair value based on current rates available.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s liability related to this restructuring for the six months ended June 30, 2012:

(In thousands of dollars)
Balance — January 1, 2012	$1,427
Restructuring expense	(212)
- Less: Non-cash charges	79
Payments for severance	—
Payments for real estate	(198)
Payments for third party vendor contracts	(515)
Payments for legal and other related costs	—
Restructuring reserve — June 30, 2012	$581

The restructuring reserve of $0.6 million as of June 30, 2012 is included within Accrued expenses within the Consolidated Statements of Financial Condition.  The majority of this remaining reserve pertains to third party vendor contracts.  Payments are expected to be substantially completed by December 31, 2012.

24.       Discontinued Operations

The Company has classified the results of the Equities division as discontinued operations due to its exiting this business on August 22, 2011.

Amounts reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 related to the Equities division are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2012	2011*	2012	2011*
Net revenues	$6	$4,929	$43	$10,200
Total expenses	(31)	19,675	(104)	27,408
Income/(loss) from discontinued operations before income taxes	37	(14,746)	147	(17,208)
Income tax expense/(benefit)	60	(3,074)	138	(4,142)
(Loss)/income from discontinued operations, net of taxes	$(23)	$(11,672)	$9	$(13,066)

* Included within the table above for the three and six months ended June 30, 2011 is a goodwill and intangible impairment charge of approximately $14.3 million.

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

•

MBS & Rates (formerly known as MBS/ABS & Rates) — This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues are generated from spreads on principal transactions executed to facilitate trades for clients. Revenues are also generated from changes in fair value and interest income on securities held in inventory.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Credit Products (formerly known as Corporate Credit) — This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to corporate and institutional investor clients. The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distributions. Revenues are generated primarily from spreads on riskless principal transactions, and to a lesser extent, principal trading and commissions on trades executed on behalf of clients. In addition, revenues are also generated on a smaller scale from interest income on securities held in inventory.

•

ClearPoint — This division originates, processes and underwrites single and multi-family residential mortgage loans within 45 states across the country. The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Revenues are generated primarily from the sale of the residential mortgage loans with servicing released.

The Company’s sales and trading revenues consist of revenues derived from commissions, principal transactions and other fee related revenues.  Investment banking consists of revenues derived from financial advisory services and capital raising.  Investment gains/(losses) primarily reflect gains and losses on the Company’s FATV investment.

Prior period results have been revised to reclassify investment banking revenues and related expenses into the segments within which they are generated, as this is how the segments are currently evaluated.  Such revenues were all previously presented within the Investment Banking reportable segment.

The Equities segment results have been reclassified as discontinued operations and are no longer reported below.  In connection with this development, any previously reported intangible asset amortization related to the Equities reporting unit which was previously included within “Other” has also been reclassified within discontinued operations.

Items of revenues and expenses not allocated to one of the reportable segments are aggregated under the caption “Other” in the table below.  Included within “Other” are investment gains/(losses) and fees related to the Company’s investment in and management of FATV.  In addition, “Other” reflects expenses not directly associated with specific reportable segments, including goodwill impairment charges, costs related to corporate overhead and support, such as various fees associated with financing, legal and settlement expenses and amortization of intangible assets from business acquisitions not reported within discontinued operations.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information concerning operations in these reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2012	2011	2012	2011
Net revenues
Investment Banking
Investment banking	$8,730	$8,956	$13,263	$16,600
Other	—	—	—	—
Total Investment Banking	8,730	8,956	13,263	16,600
MBS & Rates
Sales and trading	(1,653)	12,246	6,350	52,997
Investment banking	385	1,128	623	1,300
Interest income	10,340	13,908	26,767	28,197
Interest expense	(3,790)	(3,512)	(8,127)	(7,018)
Total MBS & Rates	5,282	23,770	25,613	75,476
Credit Products
Sales and trading	17,769	14,679	37,546	32,320
Investment banking	—	(42)	1,907	2,464
Interest income	223	386	355	848
Interest expense	(120)	(172)	(219)	(316)
Total Credit Products	17,872	14,851	39,589	35,316
ClearPoint
Sales and trading	11,396	6,990	26,579	13,323
Interest income	993	587	3,437	902
Interest expense	(1,073)	(569)	(3,155)	(859)
Total ClearPoint	11,316	7,008	26,861	13,366
Total net revenues — Reportable segments	43,200	54,585	105,326	140,758
Other
Investment (losses)/gains, net	(139)	368	(7)	(318)
Sales and trading	103	225	487	424
Gain from bargain purchase — ClearPoint acquisition	—	—	—	2,330
Interest income	2	3	203	5
Interest expense	(40)	(827)	(97)	(1,420)
Interest expense — Intersegment allocations	1,521	2,025	3,478	3,989
Total Other	1,447	1,794	4,064	5,010
Total net revenues	$44,647	$56,379	$109,390	$145,768

(Loss)/income before income taxes from continuing operations
Investment Banking	$2,195	$3,728	$2,774	$4,991
MBS & Rates	(1,746)	6,542	3,741	25,407
Credit Products	1,285	631	597	2,843
ClearPoint	(2,512)	(1,451)	(5,365)	(2,571)
(Loss)/income before income taxes from continuing operations — Reportable segments	$(778)	$9,450	$1,747	$30,670

Other	(30,973)	(7,034)	(38,780)	(13,526)
(Loss)/income before income taxes from continuing operations	$(31,751)	$2,416	$(37,033)	$17,144

Information concerning the assets of these segments is as follows:

	June 30,	December 31,
(In thousands of dollars)	2012	2011
Total Assets
MBS & Rates	$2,608,324	$2,929,879
Credit Products	36,705	29,930
Investment Banking	14,092	10,916
ClearPoint	85,278	242,350
Total assets — Reportable segments	2,744,399	3,213,075
Other	79,791	126,358
Intersegment eliminations	(33,437)	(35,877)
Total assets	$2,790,753	$3,303,556

Substantially all assets and operations are located in the United States.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s segments’ financial policies are the same as those described in Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

26.       Related Party Transactions

During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax.  The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities.  This is substantially collateralized by shares of its common stock held in an escrow account that was established at the closing of the Company’s acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations, and cash payable to certain of the former pre-acquisition Gleacher stockholders.  The Company does not believe, in any event, that the open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations.  The Company’s receivable for this indemnification claim was $1.4 million and $1.3 million at June 30, 2012 and December 31, 2011, respectively.

In connection with the acquisition of Gleacher Partners, Inc., in June 2009, the Company has agreed to pay $10 million to the selling parties over five years after closing the Transaction, subject to acceleration under certain circumstances.  During the three months ended June 30, 2012, the Company paid $4.4 million of this obligation ($4.9 million was paid during the year ended December 31, 2010).  The Company’s remaining obligation is recorded as a liability within the Company’s Consolidated Statements of Financial Condition.

Details on the amounts receivable from or payable to related parties are below:

(In thousands of dollars)	June 30, 2012		December 31, 2011
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$1,362		$1,337
Payables to related parties
Former stockholders of Gleacher Partners, Inc.	$594	*	$4,939	*

*Represents the present value of the Company’s remaining obligation.

27.       Subsequent Events

The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.  There were no events requiring disclosure, other than the matter below.

ClearPoint — Warehouse Facility Limits

On July 31, 2012, the facility limits under ClearPoint’s two remaining warehouse lines were each reduced to $45.0 million.

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

Any forward-looking statement should be read and interpreted together with the information included under Part II, Item IA “Risk Factors” and with the Company’s filed document and other statements, including the following:

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

•                  the discussion and analysis of our financial condition and results of operations contained in this report under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

•                  the discussion of market, credit, operational and other risks impacting our business contained in this report under Item 3 “Quantitative and Qualitative Disclosures about Market Risk,”

•                  the notes to the consolidated financial statements contained in this report under Item 1 “Financial Statements,” and

•                  cautionary statements we make in our public documents, reports and announcements.

As used herein, the terms “Company,” “Gleacher,” “we,” “us,” or “our,” refer to Gleacher & Company, Inc. and its subsidiaries.

Business Overview

The Company is an independent investment bank that provides corporate and institutional clients with strategic and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis.  The Company also provides capital raising, research-based investment analysis, and securities brokerage services, and, through its subsidiary ClearPoint Funding, Inc. (“ClearPoint”), engages in residential mortgage lending.  The Company offers a diverse range of products through its Investment Banking, Mortgage Backed Securities & Rates (“MBS & Rates,” formerly known as MBS/ABS & Rates), Credit Products (formerly known as Corporate Credit), and ClearPoint divisions.

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

•                  MBS & Rates - This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities.  Revenues are generated from spreads on principal transactions executed to facilitate trades for clients.  Revenues are also generated from interest income on securities held in inventory

•                  Credit Products  — This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to corporate and institutional investor clients.  The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distributions.  Revenues are generated primarily from spreads on riskless principal transactions, and to a lesser extent, principal trading and commissions on trades executed on behalf of clients.  In addition, revenues are also generated on a smaller scale from interest income on securities held in inventory.

•                  ClearPoint — This division originates, processes and underwrites single and multi-family residential mortgage loans within 45 states across the country.  The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  Revenues are generated primarily from the sale of the residential mortgage loans with servicing released.

The Company also recognizes investment gains/(losses) and earns fees related to the Company’s investment in and management of FA Technology Ventures L.P. (“FATV” or “the Partnership”) which includes interests in publicly and privately held companies.  The Company’s results also include expenses not directly associated with specific reportable segments, including amortization of intangible assets from business acquisitions and costs related to corporate overhead and support, including  financing, legal and settlement expenses.

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

Business Environment in the Second Quarter 2012

The financial markets experienced significant volatility during the three months ended June 30, 2012, as evidenced by the Dow Jones Industrial Index posting triple-digit moves for 22 days during the quarter.  This volatility ultimately led to a decline in both the Dow Jones Industrial Index and S&P 500 Index of approximately 3% and 6%, respectively.

The volatility was primarily due to the persistent economic uncertainties in Europe throughout the quarter, including the question of Greece’s possible exit from the Euro-zone and rising borrowing costs in Spain and Italy.  Significant steps were taken toward closer integration of the Euro-zone, which included the decisions that a single supervisor should oversee the region’s banks and that the Euro-zone rescue fund will ultimately be authorized to directly aid troubled financial institutions but investor confidence remains on the decline.    Investors were also surprised by the slowing economy in China, which resulted in the Chinese government reducing interest rates twice within a one month time span.  Domestically, focus continued to center around the November U.S. presidential elections, year-end expiration of tax cuts and whether any remaining economic stimulus actions taken by the Federal Reserve could ultimately be effective.

Low investor confidence stemming from current market conditions led to declines in fixed income trading volumes of 14% compared to the first quarter of 2012, resulting in lower revenues within our sales and trading businesses.  In addition, announced M&A volumes were flat compared to last quarter, but down 14% from a year earlier.

Given the continued uncertainties both domestically and abroad, the results of our operations, which are highly dependent on the environment in which our businesses operates, may not necessarily be indicative of what may be recognized in the future.

FINANCIAL OVERVIEW

The Company prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements are contained within Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

	Three Months Ended
	June 30,
(In thousands of dollars)	2012	2011
Revenues:
Principal transactions*	$7,891	$16,460
Commissions*	16,197	16,339
Investment banking	9,115	10,042
Investment gains/(losses), net	(139)	368
Interest income	11,558	14,884
Fees and other	3,527	1,341
Total revenues	48,149	59,434
Interest expense	3,502	3,055
Net revenues	44,647	56,379
Expenses (excluding interest):
Compensation and benefits	32,606	37,286
Impairment of goodwill (Refer to Note 12 contained in Item 1 of this Quarterly report on Form 10-Q)	21,096	—
Clearing, settlement and brokerage	8,695	5,284
Communications and data processing	3,160	3,279
Occupancy, depreciation and amortization	2,236	2,159
Business development	981	1,236
Other	7,624	4,719
Total expenses (excluding interest)	76,398	53,963
(Loss)/income from continuing operations before income taxes and discontinued operations	(31,751)	2,416
Income tax expense	29,058	1,164
(Loss)/income from continuing operations	(60,809)	1,252
Loss from discontinued operations, net of taxes (Refer to Note 24 contained in Item 1 of this Quarterly Report on Form 10-Q)	(23)	(11,672)
Net loss	$(60,832)	$(10,420)

* Revenues earned on a riskless principal basis in the amount of $16.1 million for the three months ended June 30, 2011 have been reclassified from principal transactions to commission income in order to distinguish such revenues (commission equivalents) from revenues earned on financial instruments held in inventory, in order to conform to current year presentation.

Three Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012, net revenues from continuing operations were $44.6 million, compared to $56.4 million for the three months ended June 30, 2011.  The 20.1% decrease in net revenues was due to decreases in net revenues in the MBS & Rates segment and lower investment gains resulting from the change in value of the Company’s FATV investment, partially offset by increased net revenues in ClearPoint and the Credit Products segment.  Non-interest expenses for the three months ended June 30, 2012 of $76.4 million increased $22.4 million, or 41.6%, compared to $54.0 million for the three months ended June 30, 2011.  This was primarily due to a goodwill impairment charge of $21.1 million.

The Company reported a net loss from continuing operations of ($60.8) million for the three months ended June 30, 2012, compared to net income from continuing operations of $1.3 million for the three months ended June 30, 2011.  Net loss per diluted share from continuing operations was ($0.51) for the three months ended June 30, 2012, compared to net income per diluted share from continuing operations of $0.01 for the three months ended June 30, 2011.  Income/(loss) from discontinued operations, net of taxes for the three months ended June 30, 2012 and 2011 were ($0.0) million and ($11.7) million, respectively.

Net Revenues

For the three months ended June 30, 2012, net revenues from continuing operations were $44.6  million, compared to $56.4 million for the three months ended June 30, 2011.  Commissions and principal transactions revenues decreased $8.7 million, or 26.5%, to $24.1 million for the three months ended June 30, 2012 from $32.8 million for the three months ended June 30, 2011 due to decreases of $15.4 million in the MBS & Rates segment, partially offset by increases in ClearPoint of $3.7 million and the Credit Products segment of $3.0 million.  Investment banking revenues decreased $0.9 million, or 9.2%, to $9.1 million for the three months ended June 30, 2012.  Investment gains/(losses), which represent the change in the value of the Company’s investment in FATV, were ($0.1) million for the three months ended June 30, 2012 compared to investment gains of $0.4 million for the three months ended June 30, 2011.  Net interest income of $8.1 million as of June 30, 2012, decreased $3.7 million compared to $11.8 million for the three months ended June 30, 2011.  This was primarily due to lower average inventory levels.  Fees and other revenues of $3.5 million for the three months ended June 30, 2012 increased $2.2 million which includes $1.5 million related to the clawback of certain stock-based compensation grants subject to non-competition provisions.  The increase in fees and other revenue is also related to fees earned in connection with the mortgage lending activities of ClearPoint.

Non-Interest Expense

Non-interest expenses for the three months ended June 30, 2012 of $76.4 million increased $22.4 million, or 41.5%, compared to $54.0 million for the three months ended June 30, 2011.

Compensation and benefits expense was $32.6 million for the three months ended June 30, 2012, a decline of $4.7 million compared to the three months ended June 30, 2011.  The decline was attributable to lower net revenues in the MBS & Rates division, partially offset by higher net revenues in the Credit Products division.  Compensation and benefits expense for the three months ended June 30, 2012 was also reduced by $2.6 million related to stock-based compensation forfeitures of employees within the MBS & Rates division (Refer to “Segment Highlights — MBS & Rates”).   These reductions were partially offset by approximately $0.4 million of severance expense in ClearPoint, as that division implemented a rightsizing plan in order to better align compensation with its distribution capabilities.  Compensation and benefits expense as a percentage of net revenues was 73.0% for the three months ended June 30, 2012 compared to 66.1% for the three months ended June 30, 2011.  The adverse period-to-period changes in the Company’s compensation as a percentage of revenue was impacted during the three months ended June 30, 2012, by the decline in revenues of the MBS & Rates division, driven by lower net interest income on lower inventory levels, as well as a disruption in sales and trading activities due to the employee turnover within that division (Refer to “Segment Highlights — MBS & Rates” below).

The Company recorded a goodwill impairment charge of $21.1 million during the three months ended June 30, 2012 (Refer to Note 12 within the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information).

Clearing, settlement and brokerage costs of $8.7 million for the three months ended June 30, 2012 increased by $3.4 million, or 64.6%, compared to the three months ended June 30, 2011.  The increase was primarily due to ClearPoint broker fees resulting from higher loan commitment volumes.

Communications and data processing expense of $3.2 million for the three months ended June 30, 2012 remained relatively unchanged compared to the three months ended June 30, 2011.

Occupancy and depreciation expense of $2.2 million for the three months ended June 30, 2012 remained relatively unchanged compared to the three months ended June 30, 2011.

Business development expense of $1.0 million for the three months ended June 30, 2012 decreased by $0.3 million, or 21.1%, compared to the three months ended June 30, 2011, primarily due to the decreased headcount that resulted from the realignment of the Investment Banking division in the third quarter of 2011.

Other expenses of $7.6 million for the three months ended June 30, 2012 increased $2.9 million, or 61.5% compared to the three months ended June 30, 2011, primarily due to ClearPoint loan processing fees for increased loan commitment volumes, as well as higher legal, consulting and advisory fees.

Income Taxes

Three Months Ended June 30, 2012

The Company’s effective income tax rate from continuing operations for the three months ended June 30, 2012 was negative 91.5%, resulting in income tax expense of approximately $29.1 million. The abnormal tax rate differs from the federal statutory tax rate of 35% primarily due to the establishment of a valuation allowance against substantially all of the Company’s deferred tax assets (negative 101%) as well as a non-deductible discrete item attributable to the write-off of goodwill (negative 25%).

In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets.  The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified.  GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.  As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

During the three months ended June 30, 2012, the Company entered into a three-year cumulative loss position.  This cumulative loss position, along with other evidence, merited the establishment of a valuation allowance against the deferred tax assets.

The valuation allowance recorded during the three months ended June 30, 2012 was approximately $32.1 million, resulting in net deferred tax assets of approximately $0.6 million.  A sustained period of profitability is required before the Company would change its judgment regarding the need for a valuation allowance against its net deferred tax assets.  Until such time, the Company expects to have an abnormal effective tax rate.

Three Months Ended June 30, 2011

The Company’s effective income tax rate from continuing operations for the three months ended June 30, 2011 of 48.2% resulted in income tax expense of approximately $1.2 million.  The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to state and local income taxes.

Discontinued Operations

The Company has classified the results of the Equities division as discontinued operations as a result of its decision to exit the business on August 22, 2011.  Refer to Notes 23 and 24 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Segment Highlights

Three Months Ended June 30, 2012 and 2011

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

The Equities segment results have been reclassified as discontinued operations and are therefore no longer reported below.  In connection with this development, any previously reported intangible asset amortization related to the Equities reporting unit which was previously included within “Other” has also been reclassified within discontinued operations.

Refer to Note 25 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information on assets by segment.

Investment Banking

	Three Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Investment banking	$8,730	$8,956	(2.5)%
Other	—	—	n/a
Total net revenues	$8,730	$8,956	(2.5)%

Operating expenses	6,535	5,228	25%
Pre-tax contribution	$2,195	$3,728	(41.1)%

Investment Banking Q2 2012 vs. Q2 2011

Net revenues were $8.7 million for the three months ended June 30, 2012, relatively flat compared to the three months ended June 30, 2011.  Net revenues were comprised of $8.2 million and $0.5 million of advisory revenues and capital markets revenues, respectively, for the three months ended June 30, 2012, compared to $8.2 million and $0.7 million of advisory and capital market revenues, respectively, for the three months ended June 30, 2011.  Investment banking  revenue for the three months ended June 30, 2012 benefitted from advisory fees of approximately $7.5 million relating to an engagement on a transaction that closed during the quarter.

Operating expenses were $6.5 million for the three months ended June 30, 2012, an increase of $1.3 million compared to the three months ended June 30, 2011.  The increase was primarily due to lower compensation expense accrued in the prior-year quarter based upon compensation level expectations which were subsequently adjusted higher in future periods, partially offset by lower non-compensation expenses as a result of the realignment which took place in the third quarter of 2011.  Compensation accruals (as a percentage of revenue) for the three months ended June 30, 2012 are generally in-line with the level in which compensation was paid for the year ended December 31, 2011.  Pre-tax contribution for the three months ended June 30, 2012 was $2.2 million, compared to $3.7 million for the three months ended June 30, 2011.

MBS & Rates

	Three Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$(3,273)	$10,223	n/a
Commissions	132	2,008	n/a
Investment banking	385	1,128	(65.9)%
Net interest	6,550	10,396	(37.0)%
Other	1,488	15	n/a
Total net revenues	$5,282	$23,770	(77.8)%

Operating expenses	7,028	17,228	(59.2)%
Pre-tax (loss)/contribution	$(1,746)	$6,542	n/a

MBS & Rates Q2 2012 vs. Q2 2011

Net revenues were $5.3 million for the three months ended June 30, 2012, a decline of $18.5 million compared to the three months ended June 30, 2011.  The decrease in net revenues was primarily attributable to a leadership transition within the division accompanied by significant employee turnover during the current quarter.   During this period, the segment’s headcount fell to a low of 35 compared to headcount of approximately 70 at April 1, 2012.  New leadership, which was announced in the beginning of May 2012, has substantially rebuilt the division, and headcount stood at approximately 50 at June 30, 2012, which is approximately 80% of the division’s target.   This turnover led to a disruption in sales and trading activities and a re-positioning of inventory, resulting in a decline in net revenues.  Net interest income also declined approximately $5.5 million, compared to the second quarter of 2011, due primarily to lower inventory levels.  Partially offsetting these declines were approximately $1.5 million of other revenue recorded in the second quarter of 2012, related to the clawback of certain stock-based compensation grants subject to non-competition provisions.

Operating expenses were $7.0 million for the three months ended June 30, 2012, a decline of $10.2 million compared to the three months ended June 30, 2011.  The decrease was primarily due to lower compensation expense due to the lower revenues and includes a reduction in compensation expense of $2.6 million related to stock-based compensation forfeitures due to the leadership transition and voluntary terminations experienced during the quarter.  Pre-tax (loss)/contribution for the three months ended June 30, 2012 was ($1.7) million, compared to $6.5 million for the three months ended June 30, 2011.

Credit Products

	Three Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$1,503	$226	n/a
Commissions	16,065	14,331	12.1%
Investment banking	—	(42)	n/a
Net interest	103	214	(51.9)%
Other	201	122	64.8%
Total net revenues	$17,872	$14,851	20.3%

Operating expenses	16,587	14,220	16.6%
Pre-tax contribution	$1,285	$631	103.6%

Credit Products Q2 2012 vs. Q2 2011

Net revenues were $17.9 million for the three months ended June 30, 2012, an increase of $3.0 million compared the three months ended June 30, 2011.  The increase in net revenues was primarily attributable to higher commissions and principal transaction revenues due and expanded product profile.

Operating expenses were $16.6 million for the three months ended June 30, 2012, an increase of $2.4 million compared to the three months ended June 30, 2011.  The increase was primarily due to higher compensation expense due to the higher revenues.  Pre-tax contribution for the three months ended June 30, 2012 was $1.3 million, compared to $0.6 million for the three months ended June 30, 2011.

ClearPoint

	Three Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$9,670	$6,008	61.0%
Net interest	(80)	18	n/a
Other	1,726	982	75.7%
Total net revenues	$11,316	$7,008	61.5%

Operating expenses	13,828	8,459	63.5%
Pre-tax loss	$(2,512)	$(1,451)	73.1%

ClearPoint Q2 2012 vs. Q2 2011

Net revenues were $11.3 million for the three months ended June 30, 2012, an increase of $4.3 million compared to the three months ended June 30, 2011.  The increase reflects the start-up nature of ClearPoint’s operations during the quarter ended June 30, 2011.  Net revenues for the three months ended June 30, 2012 reflect limits implemented on the division’s daily average loan commitments to a level aligned with its distribution capabilities.  Revenues resulting from prior loan commitment levels were not commercially sustainable and resulted in previously reported liquidity constraints.

Operating expenses were $13.8 million for the three months ended June 30, 2012, an increase of $5.4 million compared to the three months ended June 30, 2011.  Operating expenses include $8.1 million and $4.6 million of broker and loan processing fees for the three months ended June 30, 2012 and the three months ended June 30, 2011, respectively, which are variable expenses directly related to the level of loan commitments for each particular period.  Pre-tax loss for the three months ended June 30, 2012 of $2.5 million increased $1.1 million compared to the three months ended June 30, 2011 and was primarily due to the limits placed on loan origination activities as a result of the liquidity constraints experienced in the first quarter of 2012.  In late May 2012, the division implemented a rightsizing plan in order to better align compensation with distribution capabilities.  In connection with this plan, the division incurred approximately $0.4 million of severance expense during the three months ended June 30, 2012.

Other

	Three Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$(9)	$3	n/a
Investment gains/(losses)	(139)	368	n/a
Net interest	1,483	1,204	23.2%
Other	112	219	(48.9)%
Total net revenues	$1,447	$1,794	(19.3)%

Operating expenses	32,420	8,828	267.2%
Pre-tax loss	$(30,973)	$(7,034)	340.3%

Other Q2 2012 vs. Q2 2011

Net revenues were $1.4 million for the three months ended June 30, 2012, a decline of $0.4 million compared to the three months ended June 30, 2011.  The decline in net revenue was primarily a result of changes in value of the Company’s FATV investment.

Operating expenses were $32.4 million for the three months ended June 30, 2012, an increase of $23.6 million compared to the three months ended June 30, 2011.  The increase was primarily due to the goodwill impairment charge of $21.1 million recognized in the current quarter.  Operating expenses were also impacted by higher legal, consulting and advisory fees.  Pre-tax loss was $31.0 million for the three months ended June 30, 2012 compared to $7.0 million for the three months ended June 30, 2011.

Results of Operations

	Six Months Ended
	June 30,
(In thousands of dollars)	2012	2011
Revenues:
Principal transactions*	$29,211	$61,801
Commissions*	35,348	34,798
Investment banking	15,793	20,364
Investment gains/(losses), net	(7)	(318)
Interest income	30,762	29,952
Gain from bargain purchase — ClearPoint acquisition (Refer to Note 11 contained in Item 1 of this Quarterly report on Form 10-Q)	—	2,330
Fees and other	6,404	2,465
Total revenues	117,511	151,392
Interest expense	8,121	5,624
Net revenues	109,390	145,768
Expenses (excluding interest):
Compensation and benefits	76,325	96,374
Impairment of goodwill (Refer to Note 12 contained in Item 1 of this Quarterly report on Form 10-Q)	21,096	—
Clearing, settlement and brokerage	21,688	10,071
Communications and data processing	6,479	6,494
Occupancy, depreciation and amortization	4,370	4,071
Business development	1,999	2,344
Other	14,466	9,270
Total expenses (excluding interest)	146,423	128,624
(Loss)/income from continuing operations before income taxes and discontinued operations	(37,033)	17,144
Income tax expense	28,492	7,293
(Loss)/income from continuing operations	(65,525)	9,851
Income/(loss) from discontinued operations, net of taxes (Refer to Note 24 contained in Item 1 of this Quarterly Report on Form 10-Q)	9	(13,066)
Net loss	$(65,516)	$(3,215)

*  Revenues earned on a riskless principal basis in the amount of $34.2 million for the six months ended June 30, 2011 have been reclassified from principal transactions to commission income in order to distinguish such revenues (commission equivalents) from revenues earned on financial instruments held in inventory, in order to conform to current year presentation.

Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, net revenues from continuing operations were $109.4 million, compared to $145.8 million for the six months ended June 30, 2011.  The 25.0% decrease in net revenues was due to decreases in net revenues in the MBS & Rates and Investment Banking segments, partially offset by increased net revenues in ClearPoint and the Credit Products segment.  Non-interest expenses for the six months ended June 30, 2012 of $146.4 million increased $17.8 million, or 13.8%, compared to $128.6 million for the six months ended June 30, 2011, primarily due to a goodwill impairment charge of $21.1 million and higher clearing, settlement and brokerage expenses related to ClearPoint, partially offset by lower compensation expense attributable to lower net revenues for the six months ended June 30, 2012.

The Company reported a net loss from continuing operations of ($65.5) million for the six months ended June 30, 2012, compared to net income from continuing operations of $9.9 million for the six months ended June 30, 2011.  Net loss per diluted share from continuing operations was ($0.55) for the six months ended June 30, 2012, compared ($0.02) for the six months ended June 30, 2011.  Income/(loss) from discontinued operations, net of taxes for the six months ended June 30, 2012 and 2011 were $0.0 million and ($13.1) million, respectively.

Net Revenues

For the six months ended June 30, 2012, net revenues from continuing operations were $109.4 million, compared to $145.8 million for the six months ended June 30, 2011.  Commissions and principal transactions revenues decreased $32.0 million, or 33.1%, to $64.6 million for the six months ended June 30, 2012 from $96.6 million for the six months ended June 30, 2011 due to decreases of $48.1 million in the MBS & Rates segment, partially offset by increases in ClearPoint of $11.0 million and the Credit Products segment of $14.1 million.  Investment banking revenues decreased $4.6 million, or 22.5%, to $15.8 million for the six months ended June 30, 2012.  Investment gains/(losses), which represent the change in the value of the Company’s investment in FATV, were flat for the six months ended June 30, 2012 compared to investment losses of ($0.3) million for the six months ended June 30, 2011.  Net interest income of $22.6 million as of June 30, 2012, decreased $1.7 million compared to $24.3 million for the six months ended June 30, 2011.  This was primarily due to lower average inventory levels.  Fees and other revenues of $6.4 million for the six months ended June 30, 2012 increased $3.9 million primarily due to fees earned in connection with the mortgage lending activities of ClearPoint and $1.5 million related to the clawback of certain stock-based compensation grants subject to non-competition provisions, partially offset by the ClearPoint bargain purchase gain of $2.3 million recorded in the prior-year period.

Non-Interest Expense

Non-interest expenses for the six months ended June 30, 2012 of $146.4 million increased $17.8 million, or 13.8%, compared to $128.6 million for the six months ended June 30, 2011.

Compensation and benefits expense was $76.3 million for the six months ended June 30, 2012, a decline of $20.0 million compared to the six months ended June 30, 2011.  The decline was primarily attributable to lower net revenues in the MBS & Rates division, partially offset by higher net revenues in the Credit Products division.  Compensation and benefits expense related to ClearPoint was also higher compared to the prior-year period resulting from the expansion of the workforce since its acquisition date on January 3, 2011.  However, ClearPoint implemented a plan to right-size its workforce during the second quarter of 2012 in order to better align compensation with its distribution capabilities.  While reducing compensation expense, this action resulted in approximately $0.4 million of severance expense.   Compensation and benefits for the six months ended June 30, 2012 was also reduced by $2.9 million primarily related to stock-based compensation forfeitures of employees within the MBS & Rates division during the second quarter of 2012 (Refer to “Segment Highlights — MBS & Rates”).

The Company recorded a goodwill impairment charge of $21.1 million during the three and six months ended June 30, 2012 (Refer to Note 12 contained in Item 1 of this Quarterly Report on Form 10-Q for additional information).

Clearing, settlement and brokerage costs of $21.7 million for the six months ended June 30, 2012 increased by $11.6 million, or 115.4%, compared to the six months ended June 30, 2011.  The increase was primarily due to ClearPoint broker fees resulting from higher loan commitment volumes.

Communications and data processing expense of $6.5 million for the six months ended June 30, 2012 remained relatively unchanged compared to the six months ended June 30, 2011.

Occupancy and depreciation expense of $4.4 million for the six months ended June 30, 2012 remained relatively unchanged compared to the six months ended June 30, 2011.

Business development expense of $2.0 million for the six months ended June 30, 2012 decreased by $0.3 million, or 14.7%, compared to the six months ended June 30, 2011 primarily due to the realignment of the Investment Banking division and resulting decreased headcount which took place in the third quarter of 2011.

Other expenses of $14.5 million for the six months ended June 30, 2012 increased $5.2 million, or 56.0% compared to the six months ended June 30, 2011 primarily due to ClearPoint loan processing fees from increased loan commitment volumes, as well as higher legal, consulting and advisory fees.

Income Taxes

Six Months Ended June 30, 2012

The Company’s effective income tax rate from continuing operations for the six months ended June 30, 2012 was negative 76.9%, resulting in income tax expense of approximately $28.5 million.  The abnormal tax rate differs from the federal statutory tax rate of 35% primarily due to the establishment of the previously mentioned valuation allowance against substantially all of the Company’s deferred tax assets during the three months ended June 30, 2012 (negative 87%), as well as the previously mentioned non-deductible discrete item attributable to the write-off of goodwill recorded during the three months ended June 30, 3012 (negative 21%) and tax expense associated with stock-based compensation shortfalls (negative 5%).

Six Months Ended June 30, 2011

The Company’s effective income tax rate from continuing operations for the six months ended June 30, 2011 of 42.5% resulted in income tax expense of approximately $7.3 million.  The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a re-measurement of net deferred tax assets due to a change in estimate of our apportioned statutory income tax rate and state and local income taxes, partially offset by a benefit related to the ClearPoint bargain purchase gain.

Discontinued Operations

The Company has classified the results of the Equities division as discontinued operations as a result of its decision to exit the business on August 22, 2011.  Refer to Notes 23 and 24 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly report on Form 10-Q for additional information.

Segment Highlights

Six Months Ended June 30, 2012 and 2011

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

Investment Banking

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Investment banking	$13,263	$16,600	(20.1)%
Other	—	—	n/a
Total net revenues	$13,263	$16,600	(20.1)%

Operating expenses	10,489	11,609	(9.7)%
Pre-tax contribution	$2,774	$4,991	(44.4)%

Investment Banking - Six Months Ended June 30, 2012 vs. 2011

Net revenues were $13.3 million for the six months ended June 30, 2012, a decline of $3.3 million compared to the prior-year period.  Net revenues were comprised of $10.8 million and $2.5 million of advisory revenues and capital markets revenues, respectively, for the six months ended June 30, 2012, compared to $11.8 million and $4.8 million of advisory and capital market revenues, respectively, for the second quarter of 2011.

Operating expenses were $10.5 million for the six months ended June 30, 2012, a decrease of $1.1 million compared to the prior-year period.  The decrease was primarily due to lower non-compensation expenses as a result of the realignment which took place in the third quarter of 2011, partially offset by lower compensation expense accrued in the prior-year period based upon compensation level expectations which were subsequently adjusted higher in future periods.  Compensation accruals (as a percentage of revenue) for the six months ended June 30, 2012 are generally in-line with the level in which compensation was paid for the year ended December 31, 2011.  Pre-tax contribution for the quarter ended June 30, 2012 was $2.7 million, compared to $5.0 million for the prior-year period.

MBS & Rates

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$4,107	$49,700	(91.7)%
Commissions	755	3,282	(77.0)%
Investment banking	623	1,300	(52.1)%
Net interest	18,640	21,179	(12.0)%
Other	1,488	15	n/a
Total net revenues	$25,613	$75,476	(66.1)%

Operating expenses	21,872	50,069	(56.3)%
Pre-tax contribution	$3,741	$25,407	(85.3)%

MBS & Rates - Six Months Ended June 30 2012 vs. 2011

Net revenues were $25.6 million for the six months ended June 30, 2012, a decline of $49.9 million compared to the prior-year period.  The decrease in net revenues was largely attributable to non-agency asset-backed securities losses gains of $40.4 million for the prior-year period.   Net revenues also declined due to the disruption in sales and trading activities resulting from the previously mentioned employee turnover in connection with the leadership changes in April and May 2012.

Operating expenses were $21.9 million for the six months ended June 30, 2012, a decline of $28.2 million compared to the prior-year period.  The decrease was primarily due to lower compensation expense due to the lower revenues.  Pre-tax contribution for the six months ended June 30, 2012 was $3.7 million, compared to $25.4 million for the prior-year period.

Credit Products

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$2,614	$639	309.2%
Commissions	34,593	31,516	9.8%
Investment banking	1,907	2,464	(22.6)%
Net interest	136	532	(74.4)%
Other	339	165	105.5%
Total net revenues	$39,589	$35,316	12.1%

Operating expenses	38,992	32,473	20.0%
Pre-tax contribution	$597	$2,843	(79.0)%

Credit Products - Six Months Ended June 30, 2012 vs. 2011

Net revenues were $39.6 million for the six months ended June 30, 2012, an increase of $4.3 million compared the second quarter of 2011.  The increase in net revenues was primarily attributable to higher commissions and principal transaction revenues due to an expanded product profile.

Operating expenses were $39.0 million for the six months ended June 30, 2012, an increase of $6.5 million compared to the prior-year period.  The increase was primarily due to higher compensation expense due to the higher revenues, as well as severance expense of $1.7 million (including non-cash stock-based compensation expense of $1.0 million) recorded in the first quarter of 2012.  Pre-tax contribution for the six months ended June 30, 2012 was $0.6 million, compared to $2.8 million for the prior-year period.

ClearPoint

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$22,492	$11,456	96.3%
Net interest	282	43	n/a
Other	4,087	1,867	118.9%
Total net revenues	$26,861	$13,366	101.0%

Operating expenses	32,226	15,937	102.2%
Pre-tax loss	$(5,365)	$(2,571)	108.7%

ClearPoint - Six Months Ended June 30, 2012 vs. 2011

Net revenues were $26.9 million for the six months ended June 30, 2012, an increase of $13.5 million compared to the prior-year period.  The increase reflects the start-up nature of ClearPoint’s operations during the six months ended June 30, 2011.  Net revenues for the six months ended June 30, 2012 reflect the previously mentioned limits implemented on the division’s daily average loan commitments to a level that is aligned with its current distribution capabilities.  Revenues resulting from prior loan commitment levels were not commercially sustainable and resulted in previously disclosed liquidity constraints.  Net revenues for the prior-year period reflect lower daily average loan commitments as the division’s operations had commenced on January 3, 2011, offset in part by the loan commitment limits implemented in the second quarter of 2012.

Operating expenses were $32.2 million for the six months ended June 30, 2012, an increase of $16.3 million compared to the prior-year period.  Operating expenses include $21.1 million and $8.9 million of broker and loan processing fees for the six months ended June 30, 2012 and the prior-year period, respectively, which are variable expenses directly related to the level of loan commitments for each particular period.  Pre-tax loss for the six months ended June 30, 2012 of $5.4 million increased $2.8 million compared to the prior-year period and was primarily due to the limits placed on loan origination activities as a result of the liquidity constraints experienced in the first quarter of 2012.  In late May 2012, the division implemented a rightsizing plan in order to better align compensation with distribution capabilities.  In connection with this plan, the division incurred approximately $0.4 million of severance expense during the second quarter of 2012.

Other

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$(2)	$6	n/a
Investment losses	(7)	(318)	n/a
Net interest	3,584	2,574	39.2%
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition	—	2,330	n/a
Other	489	418	17.0%
Total net revenues	$4,064	$5,010	(18.9)%

Operating expenses	42,844	18,536	131.1%
Pre-tax loss	$(38,780)	$(13,526)	186.7%

Other - Six Months Ended June 30, 2012 vs. 2011

Net revenues were $4.1 million for the six months ended June 30, 2012, a decline of $0.9 million compared to the prior-year period.  The decline in net revenue was primarily attributable to the ClearPoint bargain purchase gain of $2.3 million recorded during the prior-year period, partially offset by higher net interest income during the six months ended June 30, 2012.

Operating expenses were $42.8 million for the six months ended June 30, 2012, an increase of $24.3 million compared to the prior-year period.  The increase was primarily due to the previously mentioned goodwill impairment charge of $21.1 million recognized in the second quarter of 2012.  Operating expenses were also impacted by higher legal, consulting and advisory fees.  Pre-tax loss was $38.8 million for the six months ended June 30, 2012 compared to $13.5 million for the prior-year period.

Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Results

The Company has included certain financial metrics that were not prepared in accordance with GAAP.  These non-GAAP financial results, which include presentations of net revenues, compensation and benefits, non-compensation expenses, income before income taxes from continuing operations, provision for income taxes, net income from continuing operations, compensation expense ratios, pre-tax margin, return on average tangible equity and diluted earnings per share, are presented as an additional aid in understanding and analyzing the Company’s financial results for the three and six months ended June 30, 2012 and 2011, respectively.  Specifically, the Company believes that the non-GAAP results provide useful information by excluding certain items that may not be indicative of the Company’s core operating results or business outlook and also to emphasize information that is critical to understanding the Company’s performance.  These non-GAAP amounts exclude items reflected as adjustments within the “Reconciliation of GAAP to Non-GAAP Income from Continuing Operations” table below.  The Company believes these non-GAAP results will allow for a better evaluation of the operating performance of the Company’s business and facilitate a meaningful comparison of the Company’s results in the current period to those in prior periods and future periods.  References to these non-GAAP results should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A limitation of utilizing these non-GAAP financial results is that the GAAP accounting effects of these excluded items do in fact reflect the underlying financial results of the Company’s business, and these effects should not be ignored in evaluating and analyzing its financial results.  Therefore, the Company believes that non-GAAP results should always be considered together with their corresponding GAAP results.

Reconciliation of GAAP to Non-GAAP Loss from Continuing Operations (2012 - Unaudited)

(Dollars in thousands, except per	Three Months Ended June 30, 2012					Six Months Ended June 30, 2012
share amounts)	GAAP	Adjustments		Non-GAAP		GAAP	Adjustments		Non-GAAP

Net Revenues	$44,647	$—		$44,647		$109,390	$—		$109,390

Expenses (excluding interest):
Compensation and benefits	32,606	—		32,606		76,325	(1,650	)(1)	74,675
Non-compensation expenses	43,792	(21,096	)(2)	22,696		70,098	(21,096	)(2)	49,002
Total expenses (excluding interest)	76,398	(21,096)		55,302		146,423	(22,746)		123,677
Loss from continuing operations before income taxes	(31,751)	21,096		(10,655)		(37,033)	22,746		(14,287)
Provision for income taxes	29,058	(32,074	)(3)	(3,016)		28,492	(31,371	)(4)	(2,879)
Net loss from continuing operations	$(60,809)	$53,170		$(7,639)		$(65,525)	$54,117		$(11,408)

Earnings per share:
Diluted — continuing operations	$(0.51)			$(0.06	)(5)	$(0.55)	$		$(0.10	)(5)
As a percentage of net revenues:
Compensation and benefits	73.0%			73.0%		69.8%			68.3%
Loss from continuing operations before income taxes	(71.1)%			(23.9)%		(33.9)%			(13.1)%

(1)	Represents severance expense (of which $1.0 million is non-cash stock-based compensation).

(2)	Represents the goodwill impairment charge recognized during the three months ended June 30, 2012.

(3)	Adjustment to remove the effects of the valuation allowance on the Company’s deferred tax assets (note: the goodwill impairment charge is non-deductible for tax purposes).

(4)

Represents the compensation and benefits adjustment of $1.7 million multiplied by the Company’s statutory tax rate of 42.6%, plus the removal of the effects of the valuation allowance on the Company’s deferred tax assets (note: the goodwill impairment charge is non-deductible for tax purposes).

(5)	Non-GAAP net loss from continuing operations divided by 119.6 million and 119.2 million dilutive shares for the three and six months ended June 30, 2012, respectively.

Reconciliation of GAAP to Non-GAAP Income from Continuing Operations (2011 - Unaudited)

(Dollars in thousands, except per	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
share amounts)	GAAP	Adjustments		Non-GAAP	GAAP	Adjustments		Non-GAAP

Net Revenues	$56,379	$—		$56,379	$145,768	$(2,330	)(1)	$143,438

Expenses (excluding interest):
Compensation and benefits	37,286	(1,685	)(2)	35,601	96,374	(1,685	)(2)	94,689
Non-compensation expenses	16,677	—		16,677	32,250	—		32,250
Total expenses (excluding interest)	53,963	(1,685)		52,278	128,624	(1,685)		126,939
Income from continuing operations before income taxes	2,416	1,685		4,101	17,144	(645)		16,499
Provision for income taxes	1,164	718	(3)	1,882	7,293	718	(4)	8,011
Net income from continuing operations	$1,252	$967		$2,219	$9,851	$(1,363)		$8,488

Earnings per share:
Diluted — continuing operations	$0.01			$0.02 (5)	$0.08	$		$0.06 (5)
As a percentage of net revenues:
Compensation and benefits	66.1%			63.1%	66.1%			66.0%
Income from continuing operations before income taxes	2.2%			7.3%	11.8%			11.5%

(1)	Represents the bargain purchase gain related to the ClearPoint acquisition on January 3, 2011.

(2)	Compensation related to the resignation of the former interim CEO in the second quarter of 2011.

(3)	Non-GAAP adjustments multiplied by the Company’s statutory rate of 42.6%

(4)	Non-GAAP adjustments (excluding bargain purchase gain which is non-taxable) multiplied by the Company’s statutory rate of 42.6%.

(5)	Non-GAAP net income from continuing operations divided by 130.6 million dilutive shares.

Return on Average Tangible Stockholders’ Equity - Annualized (Non-GAAP)

Presented below is information on the Company’s annualized return on average tangible stockholders’ equity (Non-GAAP):

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2012		2011	2012		2011

Net (loss)/income from continuing operations (non-GAAP)	$(7,639	)(1)	$2,219 (1)	$(11,408	)(1)	$8,488 (1)

Plus: Amortization of intangibles, net of tax	70		418	141		871

Net (loss)/income from continuing operations, adjusted (non-GAAP)	(7,569)		2,637	(11,267)		9,359

Net (loss)/income from continuing operations, adjusted (non-GAAP) - annualized	$(30,276)		$10,548	$(22,534)		$18,718

Average total stockholders’ equity (GAAP)	$224,150		$350,568	$235,808		349,098

Less: Average intangible assets	(14,674)		(113,746)	(18,251)		(116,250)

Average tangible stockholders’ equity (non-GAAP)	$209,476		$236,822	$217,557		$232,848

Annualized return on tangible equity (non-GAAP)	(14.4)%		4.5%	(10.4)%		8.0%

Return on Average Stockholders’ Equity - Annualized (GAAP)

Presented below is information on the Company’s annualized return on average stockholders’ equity, which is the most directly comparable GAAP metric to the Non-GAAP metric above:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2012		2011	2012		2011

Net (loss)/income from continuing operations	$(60,809)		$1,252	$(65,525)		$9,851

Net (loss)/income from continuing operations - annualized	$ NM	(2)	$5,008	$ NM	(2)	$19,702

Average total stockholders’ equity	$224,150		$350,568	$235,808		$349,098

Annualized return on stockholders’ equity	NM	(2)	1.4%	NM	(2)	5.6%

(1)

Designates non-GAAP financial results. A reconciliation of the Company’s GAAP results to non-GAAP financial results is set forth above under the caption “Reconciliation of GAAP to Non-GAAP Income from Continuing Operations.”

(2)	Not meaningful.

Financial Condition

The Company’s matched book repurchase activities were approximately $1.9 billion and $1.5 billion at June 30, 2012 and December 31, 2011, respectively. The Company expects these assets and liability levels to be substantially reduced in the third quarter of 2012 as these transactions and activities are in the process of being wound down.

The Company’s financial instruments owned were $763.6 million at June 30, 2012, a decline of $791.1 million or 50.9% since December 31, 2012. The decrease in financial instruments owned is primarily due to the previously mentioned turnover within the MBS & Rates division, which includes the appointment of new leadership announced in the beginning of May 2012. Financial instruments owned also decreased as a result of reduced loan balances in connection with the previously mentioned loan origination limits implemented by ClearPoint.

Financial instruments owned and securities sold, but not yet purchased consisted of the following:

	June 30, 2012		December 31, 2011
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Financial Instruments
Agency mortgage-backed securities	$496,253	$—	$1,085,621	$—
Federal agency obligations	103,228	—	158,774	11,796
Loans	65,048	—	228,226	—
U.S. Government obligations	28,374	100,204	5,789	158,059
Corporate debt securities	26,578	6,782	14,524	12,254
Non-agency mortgage-backed securities	22,846	—	56,573	—
Other debt obligations	10,613	—	839	—
Preferred stock	7,887	2,057	1,617	914
Equities	710	2	1,001	2
Derivatives	2,013	1,288	1,696	1,971
Total	$763,550	$110,333	$1,554,660	$184,996

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

The Company had Cash and cash equivalents of $52.7 million and $36.7 million, at June 30, 2012 and December 31, 2011, respectively.  In addition, the Company’s financial instruments that are readily marketable and actively traded were approximately $0.7 billion at June 30, 2012 compared to approximately $1.3 billion at December 31, 2011.  The decline in financial instruments owned was substantially offset by a corresponding decrease in the Company’s payable to clearing broker and secured borrowings.  The level of assets and liabilities will fluctuate due to changing market conditions and customer demand.

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

ClearPoint and Related Matters

ClearPoint finances its mortgage loan origination activities through short-term, secured mortgage warehouse lines of credit.  The advances under one of these warehouse lines were paid in full as of April 24, 2012, and pursuant to an amendment to the master repurchase agreement, those warehouse covenants are no longer in force and ClearPoint has no further continuing reporting or notice obligations to this lender.  ClearPoint’s remaining warehouse lines of credit have a total capacity of $90 million.  Each of these warehouse lines expire in September 2012, and under neither of these lines is the lender committed to make further advances.  Failure of the lenders to renew or extend the warehouse lines upon expiration and/or not provide financing on the uncommitted portions of the lines would adversely impact ClearPoint’s ability to conduct business.  If ClearPoint is unable to replace the borrowing capacity when the warehouse lines expire or the lenders do not continue to fund requests, it may be required to reduce or terminate its loan origination activities and may not be able to satisfy its unfunded loan commitments.

Refer to Note 15 contained within Item 1 of this Quarterly Report on Form 10-Q for additional information regarding these warehouse lines of credit.

ClearPoint currently relies on a limited number of investors to purchase its originated mortgage loans and a limited number of lenders to finance these activities.  If ClearPoint does not sell loans it originates from funds advanced under ClearPoint’s mortgage warehouse lines of credit within certain periods of time, the lenders can incrementally curtail, or reduce, such advances.  Under these circumstances, ClearPoint would be required to repay the curtailed amounts to the lenders prior to receiving any proceeds from the sale of the loans to investors.  Failure of ClearPoint’s investors to continue purchasing its loans and/or a slowdown in such purchases could result in additional curtailments as the loans persist on the warehouse lines.  This could also decrease available capacity for funding new loans and satisfying ClearPoint’s unfunded loan commitments.  Curtailment exposure has significantly diminished as a result of actions taken by ClearPoint, including the implementation of loan origination limits and enhancements to its operational infrastructure, which have improved the pace at which loans are cleared.

Refer to Note 16 contained within Item 1 of this Quarterly Report on Form 10-Q for information regarding separate limited guaranties entered into by the Parent on February 29, 2012, related to certain contractual obligations of ClearPoint.  The previously mentioned actions taken by ClearPoint have substantially reduced the Parent’s potential liabilities under the guaranties.

Stock Repurchase (10b-18 Plan)

In January 2012, the Board of Directors renewed the Company’s share repurchase program, authorizing up to $25 million in additional repurchases of Company common stock through the date on which the Company publicly releases its results of operations for fiscal 2012.  Stock purchases by the Company may be made from time to time in the open market or in privately negotiated transactions, if and when management determines to effect purchases and is consistent with applicable legal and regulatory requirements.  All stock repurchases by the Company shall be subject to the requirements of Rule 10b-18 promulgated under the Exchange Act.  As of August 9, 2012, the Company has repurchased 1.3 million shares for approximately $1.1 million under this program.

Regulatory

As of June 30, 2012, each of the Company’s registered broker-dealer subsidiaries, Gleacher Securities and Gleacher Partners, were in compliance with the net capital requirements of FINRA and, in the case of Gleacher Securities, the NFA.  The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of June 30, 2012, Gleacher Securities had net capital of $81.1 million, which exceeded minimum net capital requirements of FINRA and the NFA by $80.8 million and Gleacher Partners had net capital of $0.8 million, which exceeded net capital requirements of FINRA by $0.6 million.

In addition, ClearPoint is subject to net worth requirements, as required by the HUD.  At June 30, 2012, ClearPoint’s net worth was $12.2 million, which was $11.2 million in excess of the $1.0 million required minimum net worth.

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

Legal Proceedings

From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (Refer to Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q for additional information.)

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

OFF-BALANCE SHEET ARRANGEMENTS

Certain liabilities or commitments of the Company that are not recorded in the Company’s Consolidated Statements of Financial Condition as of June 30, 2012 are identified or described in the “Contractual Obligations” section which follows and within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

In addition, refer to Note 16 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding separate limited guaranties entered into by the Parent on February 29, 2012, related to certain contractual obligations of ClearPoint.

CONTRACTUAL OBLIGATIONS

ClearPoint’s loan commitments increased $47.9 million to $184.1 million as of June 30, 2012 (of which $138.1 million are expected to fund), compared to $136.2 million as of March 31, 2012.  Amounts borrowed by ClearPoint on its secured mortgage warehouse lines of credit decreased by $70.5 million to $46.7 million as of June 30, 2012, compared to $117.2 million as of March 31, 2012.

In connection with the acquisition of Gleacher Partners, Inc. in June 2009, the Company agreed to pay $10 million to the selling parties five years after closing of the transaction, subject to acceleration under certain circumstances.  During the three months ended June 30, 2012, the Company paid $4.4 million of this obligation.  The Company’s remaining obligation at June 30, 2012 was approximately $0.6 million.

There were no other significant changes to the Company’s contractual obligations at June 30, 2012 since what was previously reported within Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

CRITICAL ACCOUNTING POLICIES

There were no material changes to the Company’s critical accounting policies from what was previously reported as of December 31, 2011.  For a full description of the Company’s critical accounting policies, refer to “Critical Accounting Policies” included within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles — Goodwill and Other:  Testing Goodwill for Impairment” (“ASU 2011-08”), in order to simplify how entities test goodwill for impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Topic 350.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.   The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurements:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), in order to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  The amendments in this ASU include clarification of (i) the application of the highest and best use valuation premise concepts and specifies that such concepts are relevant only when measuring the fair value of nonfinancial assets, (ii) the requirement to measure certain instruments classified in stockholders’ equity at fair value, such as equity interests issued as consideration in a business combination and (iii) disclosure requirements regarding quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  In addition, ASU 2011-04 changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements, including (a) measuring the fair value of financial instruments that are managed within a portfolio by permitting entities to measure such financial instruments on a net basis if such entities manage such financial instruments on the basis of their net exposure, (b) clarifying that premiums or discounts related to size as a characteristic of the reporting entity’s holding (specifically, a blockage factor) rather than as a characteristic of the asset or liability (for example, a control premium) are not permitted in a fair value measurement and (c) the expansion of disclosures about fair value measurements, including the valuation processes of financial instruments categorized within Level 3 of the fair value hierarchy and sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 8 contained in Item 1 of this Quarterly Report on Form 10-Q which includes the disclosures as required by this ASU.

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

Market Risk

Market risk represents the risk of loss that may result from the potential change in the value of our trading or investment positions, or loans held for sale as a result of fluctuations in interest rates, prepayment speeds, credit spreads and equity prices, as well as changes in the implied volatility of interest rates and equity prices.  The Company’s exposure to market risk is primarily related to securities transactions in its MBS & Rates division, and to a lesser extent, loans related to the residential mortgage lending activities of ClearPoint.

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

The following table categorizes the Company’s market risk sensitive financial instruments.

	Market Value (net)
(In thousands)	June 30, 2012	December 31, 2011
Trading risk
Interest rate	$652,333	$1,368,484
Equity	24	—
Foreign exchange	—	—
Commodity	—	—
Total trading risk	$652,357	$1,368,484
Other than trading risk
Equity	$19,774	$19,910
Interest rate	176	180
Foreign exchange	—	—
Commodity	—	—
Total other than trading risk	19,950	20,090
Total market value, net	$672,307	$1,388,574

Refer to Note 1 within the footnotes to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and Note 8 within the footnotes to the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with ASC 820.

The following is a discussion of the Company’s primary market risk exposures as of June 30, 2012:

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

The fair market value of securities exposed to interest rate and related prepayment risk included in the Company’s inventory at June 30, 2012 and December 31, 2011 was $652.3 million and $1.4 billion, respectively. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve, including its related effect on prepayment speeds. At June 30, 2012 and December 31, 2011, the potential change in fair value under this stress scenario was a loss of $2.8 million and $4.1 million, respectively.  Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.

The following table shows a breakdown of our interest rate exposure on June 30, 2012 and December 31, 2011:

Market value change per one hundredth of one percent interest rate increase (In thousands of dollars)	June 30, 2012	December 31, 2011
U.S. government and federal agency obligations	$(1)	$17
Agency mortgage-backed securities	(30)	(85)
Non-agency mortgage-backed securities	(11)	(12)
Corporate debt securities	(9)	(1)
Preferred stock	(5)	(1)
Total	$(56)	$(82)
Average duration (years)	1.88	0.82

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

The following tables show a breakdown of our exposure in these markets on June 30, 2012 and December 31, 2011:

Credit Sensitive Holdings Market Value as of June 30, 2012

(In thousands of dollars)	Non-agency mortgage- backed securities	Corporate debt securities	Preferred stock	Other debt obligations	Total
Investment grade	$8,227	$16,775	$3,581	$8,060	$36,643
Non-investment grade	14,065	3,021	2,249	3,107	22,442
Total	$22,292	$19,796	$5,830	$11,167	$59,085

Credit Sensitive Holdings Market Value as of December 31, 2011

(In thousands)	Non-agency mortgage- backed securities	Corporate debt securities, net	Preferred stock	Other debt obligations	Total
Investment grade	$19,250	$224	$871	$192	$20,537
Non-investment grade	37,323	2,046	(168)	647	39,848
Total	$56,573	$2,270	$703	$839	$60,385

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

The Company had no significant net long or short positions in marketable equity securities at June 30, 2012 and December 31, 2011.  The Company’s investment in FATV at June 30, 2012 and December 31, 2011 had a fair market value of $15.9 million. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies.  This risk measure, for the Company’s investment in FATV amounted to $1.6 million at June 30, 2012 and $1.6 million at December 31, 2011.  Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

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

The Company is required to maintain a deposit at the Fixed Income Clearing Corporation (the “FICC”) in connection with the self-clearing activities associated with the Rates business which began in November 2010.  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At June 30, 2012 and December 31, 2011, the Company had a deposit with the FICC of approximately $18.4 million and $15.2 million, respectively, which is recorded within Receivable from brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Refer to “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q for further information about our liquidity as of June 30, 2012 and December 31, 2011.

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

	June 30,	December 31,
(In thousands of dollars)	2012	2011

Total assets	$2,790,753	$3,303,556
Less: Securities purchased under agreements to resell	(1,879,740)	(1,523,227)
Adjusted assets (non-GAAP)	$911,013	$1,780,329

Stockholders’ equity	$192,302	$259,123
Leverage ratio(1)	14.5	12.7
Leverage ratio - adjusted (non-GAAP)(2)	4.7	6.9

(1)  Leverage ratio equals total assets divided by total Stockholders’ equity.

(2)  Adjusted leverage ratio equals adjusted assets divided by total Stockholders’ equity.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors below are intended to supplement and should be considered in addition to the risk factors contained under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Our common stock may be delisted from The NASDAQ Global Market, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock currently is listed on The NASDAQ Global Market. In order to maintain that listing, we must satisfy certain requirements. On June 19, 2012, we received a letter from the listing qualifications department staff of The NASDAQ Stock Market LLC notifying the Company that for the last 30 consecutive business days the bid price of the Company’s common stock had closed below the $1.00 minimum closing bid price per share required by the continued listing requirements set forth in NASDAQ Listing Rule 5450(a)(1) (the “Rule”). The notification has no immediate effect on the listing of our common stock.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have 180 calendar days from the date of the notice, or until December 17, 2012, to regain compliance with the Rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the stated 180-day period.

If we do not regain compliance by December 17, 2012, NASDAQ will provide written notification to the Company that its common stock may be delisted.  We may submit an application to transfer our securities to The NASDAQ Capital Market.  Following submission of the application, we may be eligible for an additional 180-day period to regain compliance if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement for the NASDAQ Capital Market, and provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period.  Alternatively, we may appeal a decision to delist our common stock to a Hearings Panel, which will stay the delisting until a decision is rendered subsequent to the appeal hearing, though there can be no assurance that any such appeal would be successful.

While we are actively monitoring the bid price of our common stock between now and December 17, 2012, and will consider all available options to regain compliance with the Rule, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above or keep our listing on The NASDAQ Global Market or transfer our listing to The NASDAQ Capital Market.

If our stock were to be transferred to The NASDAQ Capital Market, our stock could experience greater volatility and less liquidity, as trading volumes are generally significantly lower on The NASDAQ Capital Market than on The NASDAQ Global Market. In addition, if our common stock were to be delisted from The NASDAQ Global Market and our trading price remained below $5.00 per share, trading in our common stock also might become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require broker-dealers to disclose additional information in connection with any trade involving a stock defined as a “penny stock.”  The delisting of our common stock could adversely affect the trading activity, liquidity and price of our common stock, decrease analyst coverage and investor demand and information available concerning trading prices and volume of our common stock and make it more difficult for investors to buy or sell shares of our common stock.

Our ClearPoint subsidiary’s warehouse credit lines are due to expire in September 2012.  If our ClearPoint subsidiary is unable to extend or replace these lines, it may be required to cease operations.

The two lenders under ClearPoint’s warehouse lines reduced the amounts available under these facilities to $45 million each on July 31, 2012.  These two warehouse lines expire in September 2012.  ClearPoint is attempting to extend these lines, but it may not be able to do so.  ClearPoint is also investigating other borrowing facilities, but has not entered into any definitive agreement or agreement in principle with respect thereto.  If ClearPoint is unable to extend its warehouse lines or replace borrowing capacity when its warehouse lines expire, it may be required to reduce or terminate operations.

Refer to Note 21 within the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of these matters.  This risk factor is intended to supplement and update the ClearPoint-related risk factors under the heading “Risk Factors - Risks Relating to our Liquidity and Access to Capital” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 — April 30, 2012	—	$—	—	$—

May 1, 2012 — May 31, 2012	604,800	0.85	604,800	24,485,920

June 1, 2012 — June 30, 2012	724,600	0.88	724,600	23,848,272

Total	1,329,400	$0.87	1,329,400	$23,848,272

(1)          Pursuant to a stock repurchase program, whereby the Company is authorized to repurchase up to $25,000,000 of its common stock.

Item 6. Exhibits

(a)          Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*

The following financial statements from the quarterly report on Form 10-Q of Gleacher & Company, Inc. are attached to this report formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011, (ii) the Consolidated Statements of Financial Condition at June 30, 2012 and December 31, 2011 (iii) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and June 30, 2011, and (iv) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gleacher & Company, Inc.
(Registrant)

Date:	August 9, 2012	/s/ Thomas J. Hughes
Thomas J. Hughes
Chief Executive Officer

Date:	August 9, 2012	/s/ Bryan J. Edmiston
Bryan J. Edmiston
Controller
(Principal Accounting Officer)