Form 10-Q
period 2012-09-30
GLEACHER & COMPANY, INC.
filed 2012-11-09
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

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

124,466,040 shares of Common Stock were outstanding as of the close of business on November 6, 2012

GLEACHER & COMPANY, INC. AND SUBSIDIARIES

FORM 10-Q

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Part I – Financial Information

Item 1.  Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars, except for per share amounts)	2012	2011	2012	2011
Revenues:
Principal transactions	$15,652	$9,791	$44,863	$71,593
Commissions	17,830	15,968	53,178	50,766
Investment banking	1,996	9,359	17,788	29,723
Investment gains, net	163	2,857	156	2,539
Interest income	6,879	16,249	37,632	46,201
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition (Refer to Note 11)	—	—	—	2,330
Fees and other	2,959	2,612	9,362	5,075
Total revenues	45,479	56,836	162,979	208,227
Interest expense	2,149	2,672	10,261	8,295
Net revenues	43,330	54,164	152,718	199,932
Expenses (excluding interest):
Compensation and benefits	25,534	32,684	101,859	129,058
Impairment of goodwill and intangible assets (Refer to Note 12)	—	80,244	21,096	80,244
Clearing, settlement and brokerage	9,461	8,946	31,152	19,017
Professional fees	4,282	1,944	12,827	6,229
Communications and data processing	3,224	3,614	9,699	10,108
Occupancy, depreciation and amortization	2,277	2,041	6,647	6,112
Business development	823	1,139	2,822	3,483
Other	2,753	2,337	8,673	7,321
Total expenses (excluding interest)	48,354	132,949	194,775	261,572
Loss from continuing operations before income taxes and discontinued operations	(5,024)	(78,785)	(42,057)	(61,640)
Income tax (benefit)/expense	(2,223)	(3,085)	26,269	4,208
Loss from continuing operations	(2,801)	(75,700)	(68,326)	(65,848)
Income/(loss) from discontinued operations, net of taxes (Refer to Note 24)	33	(5,357)	41	(18,425)
Net loss	$(2,768)	$(81,057)	$(68,285)	$(84,273)

Per share data:
Basic (loss)/income per share
Continuing operations	$(0.02)	$(0.61)	(0.57)	$(0.53)
Discontinued operations	—	(0.04)	—	(0.15)
Net loss per share	$(0.02)	$(0.65)	$(0.57)	$(0.68)
Diluted (loss)/income per share
Continuing operations	$(0.02)	$(0.61)	(0.57)	$(0.53)
Discontinued operations	—	(0.04)	—	(0.15)
Net loss per share	$(0.02)	$(0.65)	$(0.57)	$(0.68)

Weighted average shares of common stock:
Basic	118,699	123,993	118,969	123,598
Diluted	118,699	123,993	118,969	123,598

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
(In thousands of dollars, except for share and per share amounts)	2012	2011

Assets
Cash and cash equivalents	$28,482	$36,672
Cash and securities segregated for regulatory and other purposes	4,000	9,612
Securities purchased under agreements to resell	132,608	1,523,227
Receivables from:
Brokers, dealers and clearing organizations	125,008	58,776
Related parties	1,372	1,337
Others	10,029	16,161
Financial instruments owned, at fair value (includes financial instruments pledged of $1,099,916 and $1,553,610 at September 30, 2012 and December 31, 2011, respectively)	1,100,731	1,554,660
Investments	19,253	18,310
Office equipment and leasehold improvements, net	5,726	6,735
Goodwill	—	21,096
Intangible assets	3,940	4,311
Income taxes receivable	4,807	12,102
Deferred tax assets, net	2,654	30,766
Other assets	9,106	9,791
Total Assets	$1,447,716	$3,303,556

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing organizations	$791,172	$1,108,664
Related parties	594	4,939
Others	2,804	3,243
Securities sold under agreements to repurchase	103,562	1,478,081
Securities sold, but not yet purchased, at fair value	262,274	184,996
Secured borrowings	66,575	213,611
Accrued compensation	17,203	26,274
Accounts payable and accrued expenses	10,750	18,223
Income taxes payable	3,804	3,979
Deferred tax liabilities	—	1,622
Subordinated debt	595	801
Total Liabilities	1,259,333	3,044,433

Commitments and Contingencies (Refer to Note 16)

Stockholders’ Equity
Common stock; $.01 par value; authorized 200,000,000 shares, issued 133,769,219 and 133,714,786 shares; and outstanding 124,570,033 and 120,883,601 shares, at September 30, 2012 and December 31, 2011, respectively	1,337	1,337
Additional paid-in capital	451,850	463,497
Deferred compensation	124	161
Accumulated deficit	(254,172)	(185,887)
Treasury stock, at cost (9,199,186 shares and 12,831,185 shares, at September 30, 2012 and December 31, 2011, respectively)	(10,756)	(19,985)
Total Stockholders’ Equity	188,383	259,123
Total Liabilities and Stockholders’ Equity	$1,447,716	$3,303,556

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands of dollars)	2012	2011
Cash flows from operating activities:
Net loss	$(68,285)	$(84,273)
Adjustments to reconcile net loss to net cash flows from operating activities:
Deferred income taxes (Refer to Note 18)	26,490	1,913
Impairment of goodwill — Investment Banking (Refer to Note 12)	3,732	80,244
Impairment of goodwill — MBS & Rates (Refer to Note 12)	17,364	—
Impairment of goodwill and intangible assets — Equities (Refer to Note 24)	—	14,311
Amortization of stock-based compensation	4,538	13,418
Clawback of stock-based compensation awards subject to non-competition provisions	(2,497)	—
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition	—	(2,330)
Depreciation and amortization	1,455	1,433
Amortization of intangible assets	371	1,976
Investment losses/(gains), net	(156)	(2,539)
Loss on disposal of office equipment and leasehold improvements	—	316
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory and other purposes	5,612	(3,900)
Securities purchased under agreements to resell	1,390,619	(404,379)
Net receivable/payable from/to related parties	(4,397)	1,028
Net receivable from others	5,693	3,746
Financial instruments owned, at fair value	453,929	(388,930)
Income taxes receivable/payable, net	6,734	(3,262)
Other assets	749	1,452
Net payable to brokers, dealers and clearing organizations	(383,724)	298,523
Securities sold under agreements to repurchase	(1,374,519)	402,535
Securities sold, but not yet purchased, at fair value	77,278	75,445
Accounts payable and accrued expenses	(3,530)	2,805
Accrued compensation	(9,071)	(40,445)
Drafts payable	318	(726)
Net cash provided by/(used in) operating activities	148,703	(31,639)
Cash flows from investing activities:
Payment to former stockholders of Gleacher Partners, Inc. (Refer to Note 26)	(4,373)	—
Purchase of investments	(800)	(1,367)
Purchases of office equipment and leasehold improvements	(447)	(1,916)
Return of capital — investments	—	2,967
ClearPoint acquisition — net cash acquired (Refer to Note 11)	—	626
Net cash (used in)/provided by investing activities	(5,620)	310
Cash flows from financing activities:
Proceeds from secured borrowings	1,170,547	731,676
Repayments of secured borrowings	(1,317,583)	(682,811)
Purchases of treasury stock	(1,151)	(10,333)
Payment for employee tax withholdings on stock-based compensation	(2,888)	(6,143)
Repayment of subordinated debt	(206)	(108)
Excess tax benefits related to stock-based compensation	8	238
Net cash (used in)/provided by financing activities	(151,273)	32,519
(Decrease)/increase in cash and cash equivalents	(8,190)	1,190
Cash and cash equivalents at beginning of the period	36,672	40,009
Cash and cash equivalents at the end of the period	$28,482	$41,199

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

NON CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2012 and 2011, the Company issued approximately 5.8 million and 0.6 million shares out of treasury stock, net of forfeitures, respectively, for stock-based compensation exercises and vesting and distributions of deferred compensation related to the employee stock trust.

During the nine months ended September 30, 2012 and 2011, the Company issued approximately 0.1 million and 2.3 million shares of common stock, respectively, for settlement of stock-based compensation awards.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation with no impact to previously reported net loss or stockholders’ equity.  This includes the prior period results of the Equities division, which is now being reported as discontinued operations.  Refer to Note 24 herein for additional information.  In addition, revenues earned on a riskless principal basis in the amount of $15.7 million and $49.9 million, respectively, for the three and nine months ended September 30, 2011 have been reclassified from principal transactions to commission income in order to distinguish such revenues (commission equivalents) from revenues earned on financial instruments held in inventory.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurements:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), in order to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  The amendments in this ASU include clarification of (i) the application of the highest and best use valuation premise concepts and specifies that such concepts are relevant only when measuring the fair value of nonfinancial assets, (ii) the requirement to measure certain instruments classified in stockholders’ equity at fair value, such as equity interests issued as consideration in a business combination and (iii) disclosure requirements regarding quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  In addition, ASU 2011-04 changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements, including (a) measuring the fair value of financial instruments that are managed within a portfolio by permitting entities to measure such financial instruments on a net basis if such entities manage such financial instruments on the basis of their net exposure, (b) clarifying that premiums or discounts related to size as a characteristic of the reporting entity’s holding (specifically, a blockage factor) rather than as a characteristic of the asset or liability (for example, a control premium) are not permitted in a fair value measurement and (c) the expansion of disclosures about fair value measurements, including the valuation processes of financial instruments categorized within Level 3 of the fair value hierarchy and sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 8 herein which includes the disclosures as required by this ASU.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.                  (Loss)/Earnings Per Common Share

The Company calculates basic and diluted (loss)/earnings per share in accordance with Accounting Standards Codification (“ASC”) ASC 260, “Earnings Per Share.”  Basic (loss)/earnings per share is computed based upon weighted-average shares outstanding during the period.  Dilutive (loss)/earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, and unexercised options.  The weighted average shares outstanding were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Weighted average shares for basic (loss)/earnings per share	118,699	123,993	118,969	123,598
Effect of dilutive common share equivalents	—	—	—	—
Weighted average shares and dilutive common share equivalents for dilutive (loss)/earnings per share	118,699	123,993	118,969	123,598

The Company was in a net loss position for the three and nine months ended September 30, 2012 and 2011 and therefore excluded approximately 9.2 million and 10.1 million, respectively, shares underlying stock options and warrants, 7.5 million and 6.7 million, respectively, shares of restricted stock, and 3.3 million and 6.6 million, respectively, shares underlying restricted stock units (“RSUs”) from its computation of dilutive loss per share because they were anti-dilutive.

3.                  Cash and Cash Equivalents

The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  At September 30, 2012 and December 31, 2011, cash equivalents were approximately $3.0 million and $10.3 million, respectively.

4.                  Cash and Securities Segregated for Regulatory and Other Purposes

In November 2010, Gleacher & Company Securities, Inc. (“Gleacher Securities”) began self-clearing its trading activities in U.S. government securities (the “Rates business”) and is therefore subject to the Customer Protection rules under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  At September 30, 2012 and December 31, 2011, the Company segregated cash of $1.0 million and $4.0 million, respectively, in a special reserve bank account for the exclusive benefit of customers pertaining to the results of the activities of the Company’s Rates business and outstanding checks issued to customers and vendors when the Company was previously conducting self-clearing in prior years.

Cash segregated also includes $3.0 million and $1.0 million of cash on deposit in connection with ClearPoint’s secured borrowings at September 30, 2012 and December 31, 2011, respectively.

At December 31, 2011, cash segregated also included approximately $4.6 million of cash received in connection with a working capital loan agreement between an unaffiliated borrower and certain lenders.  In connection with this agreement, a wholly-owned subsidiary of the Company, acting as agent, had a commitment to pay funding advances on behalf of the lenders with respect to any unfunded commitments drawn upon by the borrower under the working capital loan agreement.  An equal and offsetting liability was recorded within Accounts payable and accrued expenses within the Consolidated Statements of Financial Condition.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.                  Resale and Repurchase Agreements

Refer to Note 1 within the footnotes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed discussion of accounting policies related to the Company’s resale and repurchase agreements.

At September 30, 2012 and December 31, 2011, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge in connection with resale agreements was approximately $0.1 billion and $1.5 billion, respectively, substantially all of which was repledged in the form of repurchase agreements at September 30, 2012 and December 31, 2011.

The following tables provide detail on the composition of the outstanding repurchase agreements at September 30, 2012 and December 31, 2011:

	September 30, 2012
(In thousands of dollars)	Overnight	< 30 days	30-90 days	> 90 days	On Demand	Total
Collateral Type
U.S. Government and federal agency obligations	$—	$100,000	$—	$—	$3,562	$103,562

	December 31, 2011
(In thousands of dollars)	Overnight	< 30 days	30-90 days	> 90 days	On Demand	Total
Collateral Type
U.S. Government and federal agency obligations	$1,204,641	$—	$—	$—	$273,440	$1,478,081

6.                  Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consists of the following:

(In thousands of dollars)	September 30, 2012	December 31, 2011
Deposits with clearing organizations	$10,826	$16,467
Receivable for unsettled trading activities	110,832	14,705
Receivable from clearing organizations	2,288	2,950
Fails to deliver	—	24,654
Underwriting and syndicate fees receivable	1,062	—
Total receivables	$125,008	$58,776
Payable to clearing organizations	744,950	1,093,518
Fails to receive	46,222	15,146
Total payables	$791,172	$1,108,664

Included within deposits with clearing organizations at September 30, 2012 and December 31, 2011 is a deposit with the Fixed Income Clearing Corporation (“FICC”) of approximately $8.5 million and $15.2 million, respectively, related to the Company’s self clearing activities associated with the Rates business.

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

The clearing organizations may re-hypothecate all securities held on behalf of the Company.

7.                  Receivables from and Payables to Others

Amounts Receivable from and Payable to Others consist of the following:

(In thousands of dollars)	September 30, 2012	December 31, 2011
Investment banking and advisory fees receivable	$2,733	$1,713
Interest receivable	2,890	7,250
Fails to deliver	1,914	—
Principal paydowns — Agency mortgage-backed securities	255	4,468
Loans and advances	182	280
Management fees receivable	180	140
Others	1,875	2,310
Total receivables from others	$10,029	$16,161
Payable to employees for the Employee Investment Funds (Refer to Note 10)	$961	$972
Customer deposits held in escrow — ClearPoint	429	849
Draft payables	452	135
Others	962	1,287
Total payables to others	$2,804	$3,243

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

8.                  Financial Instruments

Refer to Note 1 within the footnotes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of accounting policies related to the Company’s financial instruments & investments, loans and derivative financial instruments.

The Company’s financial instruments are recorded within the Consolidated Statements of Financial Condition at fair value.  ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received upon the sale of an asset or paid upon the transfer of a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1: Quoted prices in active markets that the Company has the ability to access at the reporting date, for identical assets or liabilities.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Financial Instruments Owned/Securities Sold But Not Yet Purchased — These financial instruments primarily consist of investments in fixed income securities, as well as holdings in equity securities.  The Company has no direct exposure to European sovereign debt.

Level 1 Cash Instruments

Level 1 cash instruments include U.S. government obligations and actively traded listed preferred stock and equity securities (if not subject to legal restriction on transfer).  These instruments are generally traded in active, quoted and highly liquid markets.

Level 2 Cash Instruments

Level 2 cash instruments generally include agency mortgage-backed securities, federal agency obligations, corporate debt, mortgage loans originated by ClearPoint for which the fair value option (“FVO”) has been elected and certain preferred stock, asset-backed and non-agency residential and commercial mortgage-backed securities and certain other debt obligations.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 Cash Instruments

Level 3 cash instruments primarily include non-agency commercial and residential mortgage backed securities positions and certain other debt obligations.  In determining fair value for Level 3 financial instruments, management maximizes the use of market observable information when available.  Management considers factors such as recent purchases or sales of the financial assets, discounted cash flow techniques, bids that were received, and various benchmarking techniques, including spread comparisons to other similar financial assets recently traded, or spreads to observable factors such as yield curves.  Management considers its valuation methodologies consistent with assumptions in how other market participants value certain financial assets.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

financial instruments, the Company’s independent control process includes comparing month-end marks to recent trading activity, benchmarking price changes to observable market indices, reviewing benchmarking techniques and analyzing external pricing data for trends.  These independent procedures are critical to ensuring our financial instruments are properly valued.

Fair Value Hierarchy

The following tables summarize the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the FVO, at September 30, 2012:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$863,143	$8	$863,151
Loans	—	80,961	—	80,961
Federal agency obligations	—	69,973	—	69,973
Corporate debt securities	—	22,725	—	22,725
Residential mortgage-backed securities	—	11,053	11,281	22,334
U.S. government obligations	21,758	99	—	21,857
Other debt obligations	—	377	10,487	10,864
Commercial mortgage-backed securities	—	97	3,819	3,916
Equity securities	664	—	98	762
Collateralized debt obligations	—	—	551	551
Derivatives	684	—	2,953	3,637
Investments	—	—	19,253	19,253
Total financial assets at fair value	$23,106	$1,048,428	$48,450	$1,119,984

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government obligations	$249,516	$—	$—	$249,516
Corporate debt securities	—	5,673	—	5,673
Preferred stock	1,864	—	—	1,864
Derivatives	5,221	—	—	5,221
Total financial liabilities at fair value	$256,601	$5,673	$—	$262,274

Included below is a discussion of the characteristics of the Company’s Level 2 and Level 3 holdings at September 30, 2012.  Unless otherwise stated, fair value of Level 2 assets are determined based upon observable third party information including recent trading activity, broker quotes and other relevant market data as noted above.  Fair value for Level 3 assets are based predominantly on management’s own assumptions about the assumptions market participants would make.

Financial Instruments Classified as Level 2

The Company’s agency mortgage-backed securities positions classified as Level 2, of approximately $863.1 million, have a weighted average loan size of approximately $0.2 million paying interest of 4.7%, with a weighted average FICO score of 743.  This portfolio has a weighted average coupon remitting payment of 4.0% and has a weighted average annualized constant prepayment rate of approximately 22.9%.  Fair value is determined through a combination of matrix pricing as well as the information noted in the preceding paragraph.

The Company’s Level 2 federal agency obligations of approximately $70.0 million have a weighted average coupon of 1.8% and a weighted average maturity of 2019.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s Level 2 loans of approximately $81.0 million (unpaid principal of approximately $77.6 million), which are related to the mortgage lending activities of ClearPoint and for which the FVO has been elected, have a weighted average loan size of approximately $0.2 million and has a weighted average coupon remitting payment of 3.7%.  Unrealized losses arising from fair value changes of approximately $0.4 million have been recorded within Principal transactions within the Consolidated Statements of Operations as of September 30, 2012.  There are no loans 90 days or more past due and no loans are in non-accrual status.  The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

The Company’s net holdings of corporate debt securities classified as Level 2 of approximately $17.1 million have a weighted average credit rating of BBB, have a weighted average issuance year of 2007 and a weighted average maturity of 2027.

The Company’s Level 2 non-agency residential mortgage backed securities of approximately $11.1 million are primarily senior tranches, have a weighted average credit rating of DDD and a weighted average issuance year of 2005.

Financial Instruments Classified as Level 3

Non-Agency Residential Mortgage Backed Securities – Disclosure About Significant Unobservable Inputs

(Dollars in thousands)

Valuation Technique	Fair Value at September 30, 2012	Unobservable Input	Range (Weighted Average)
Discounted cash flow	$11,281	Default rate(1)	6.0%-18.0% (9.8%)
		Prepayment rate(2)	0.5%-15% (6.3%)
		Loss severity(1)	50%-65% (55.5%)
		Discount rate(1)	5.4%-8.6% (6.8%)

(1)         Increases in this assumption would result in a lower fair value, whereas decreases in this assumption would result in a higher fair value.

(2)         Increases in this assumption would result in a higher fair value, whereas decreases in this assumption would result in a lower fair value.

Commercial Mortgage Backed Securities – Disclosure About Significant Unobservable Inputs

Valuation Technique

(Dollars in thousands)	Fair Value at September 30, 2012	Unobservable Input	Range (Weighted Average)
Comparable market data	$3,819	Spread over benchmark(1)	+3.0 to +13.0 (+9.0%)

(1)         Increases in this assumption would result in a higher fair value, whereas decreases in this assumption would result in a lower fair value.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Debt Obligations – Disclosure About Significant Unobservable Inputs

Valuation Technique

(Dollars in thousands)	Fair Value at September 30, 2012	Unobservable Input	Range (Weighted Average)
Discounted cash flow	$10,487	Default rate(1)	0.0%-0.5% (0.4%)
		Prepayment rate(2)	1.2%-15.0% (2.9%)
		Loss severity(1)	0.0%-25.0% (22.2%)
		Discount rate(1)	0.6%-1.9% (0.6%)

(1)         Increases in this assumption would result in a lower fair value, whereas decreases in this assumption would result in a higher fair value.

(2)         Increases in this assumption would result in a higher fair value, whereas decreases in this assumption would result in a lower fair value.

Interest Rate Lock Commitments – Disclosure About Significant Unobservable Inputs

IRLCs are reported as derivatives and are classified Level 3.  The significant unobservable input is ClearPoint’s estimated rate of closure of 71.0%, representing the percentage of ClearPoint’s loan commitments expected to fund, which is based on historical experience.  A reduction in this unobservable input would result in a lower fair value for these financial instruments.

Refer to Note 9 herein for additional information.

Investments – Quantitative Disclosure About Significant Unobservable Inputs

The Company’s investments of approximately $19.3 million classified as Level 3, includes the Company’s investment in FATV of approximately $16.0 million.  Refer to Note 10 herein for additional information.

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	1.5x – 7.2x (5.9x)
	Discount applied to multiples	0.0% - 45.0% (23.0%)

An increase in the enterprise value/revenue multiple would result in a higher fair value for these investments, whereas, an increase in the discounts applied to these multiples would reduce fair value.

Nonrecurring Fair Value Measurements – Quantitative Disclosure About Significant Unobservable Inputs

The Company’s assets measured at fair value on a nonrecurring basis solely relate to Goodwill arising from various business combinations which would be classified as Level 3 within the fair value hierarchy.  Refer to Note 12 herein for additional information.

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

The Company reviews its financial instrument classification on a quarterly basis.  As the observability and strength of valuation attributes change, reclassifications of certain financial assets or liabilities may occur between levels.  The Company’s policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3.  During the three and nine months ended September 30, 2012, there were no transfers between Levels 1 and 2.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended September 30, 2012:

(In thousands of dollars)	Balance at June 30, 2012	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3	Balance at September 30, 2012	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$5,682	$(424)	$133	$(1,568)	$(4)	$—	$3,819	$(380)
Residential mortgage-backed securities	10,355	331	12,700	(11,482)	(623)	—	11,281	37
Other debt obligations	2,553	20	11,362	(3,420)	(28)	—	10,487	3
Agency mortgage-backed securities	1,486	(80)	3	(1,401)	—	—	8	35
Collateralized debt obligations	554	(3)	—	—	—	—	551	234
Equities	112	(14)	—	—	—	—	98	(14)
Investments	19,090	163	—	—	—	—	19,253	32
Derivatives	1,737	2,953	—	—	(1,737)	—	2,953	2,953
Total	$41,569	$2,946	$24,198	$(17,871)	$(2,392)	$—	$48,450	$2,900

(1)             Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended September 30, 2011:

(In thousands of dollars)	Balance at June 30, 2011	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3 (2)	Balance at September 30, 2011	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$56,359	$(6,258)	$—	$(22,353)	$(32)	$—	$27,716	$(4,355)
Residential mortgage-backed securities	27,193	75	28,568	(21,289)	(1,652)	—	32,895	(379)
Other debt obligations	15,998	(94)	27,464	(23,299)	(1,160)	—	18,909	(3)
Agency mortgage-backed securities	8,013	(95)	2,839	(9,709)	—	—	1,048	(124)
Collateralized debt obligations	1,424	99	—	(877)	—	—	646	136
Equities	60	165	—	—	—	—	225	(55)
Investments	16,098	2,857	1,264	—	(1,196)	—	19,023	2,872
Derivatives	574	3,349	—	—	(574)	—	3,349	3,349
Total	$125,719	$98	$60,135	$(77,527)	$(4,614)	$—	$103,811	$1,441

(1)             Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)             During the three months ended September 30, 2011, there were no transfers in or out of Level 3.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the nine months ended September 30, 2012:

(In thousands of dollars)	Balance at December 31, 2011	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3(2)	Balance at September 30, 2012	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$38,154	$(6,497)	$7,383	$(33,058)	$(62)	$(2,101)	$3,819	$(1,322)
Residential mortgage-backed securities	18,419	(555)	11,680	(17,329)	(934)	—	11,281	12
Other debt obligations	192	10	16,153	(5,848)	(20)	—	10,487	(1)
Agency mortgage-backed securities	1,367	(140)	15	(1,232)	(2)	—	8	4
Collateralized debt obligations	647	(96)	60	(60)	—	—	551	(93)
Equities	112	(14)	—	—	—	—	98	(14)
Preferred stock	571	188	5,624	(6,383)	—	—	—	—
Investments	18,310	156	800	—	(13)	—	19,253	210
Derivatives	1,696	5,575	—	—	(4,318)	—	2,953	2,953
Total	$79,468	$(1,373)	$41,715	$(63,910)	$(5,349)	$(2,101)	$48,450	$1,749

(1)             Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)             During the nine months ended September 30, 2012, the Company transferred approximately $2.1 million of commercial mortgage backed securities from Level 3 to Level 2 due to price discovery resulting from Company trading activity occurring in close proximity to the respective quarter-end.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the nine months ended September 30, 2011:

(In thousands of dollars)	Balance at December 31, 2010	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3(2)	Balance at September 30, 2011	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$46,571	$8,828	$67,742	$(91,668)	$(107)	$(3,650)	$27,716	$(6,889)
Residential mortgage-backed securities	33,604	(79)	32,923	(30,564)	(2,989)	—	32,895	(379)
Other debt obligations	5,843	(14)	32,005	(18,765)	(160)	—	18,909	54
Agency mortgage-backed securities	806	(147)	1,111	(722)	—	—	1,048	(187)
Collateralized debt obligations	23,235	11,570	9,056	(39,122)	(525)	(3,568)	646	61
Equities	60	165	—	—	—	—	225	(55)
Investments	18,084	2,539	1,367	—	(2,967)	—	19,023	2,446
Derivatives	—	4,608	—	—	(1,259)	—	3,349	3,349
Total	$128,203	$27,470	$144,204	$(180,841)	$(8,007)	$(7,218)	$103,811	$(1,600)

(1)             Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)             During the nine months ended September 30, 2011, the Company transferred approximately $3.7 million of commercial mortgage backed securities and approximately $3.6 million of collateralized debt obligations from Level 3 to Level 2 due to price discovery resulting from Company trading activity occurring in close proximity to the respective quarter-end.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.                  Derivatives

The Company utilizes derivatives for trading strategies and economic hedging strategies to actively manage its market and liquidity exposures.  In addition, the Company enters into mortgage loan IRLCs in connection with its mortgage lending activities.  The following table summarizes the Company’s derivative instruments as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
(In thousands of dollars)	Number of Contracts	Notional	Fair Value	Number of Contracts	Notional	Fair Value
Purchase Contracts
TBA purchase agreements	15	$201,579	$561	1	$589	$—
Eurodollar futures contracts	—	—	—	—	—	—
IRLCs	901	157,008	2,953	708	127,227	1,696
Total	916	358,587	$3,514	709	$127,816	$1,696
Sale Contracts
TBA sale agreements	31	$785,423	$(4,957)	17	$371,000	$(1,183)
Forward sale agreements	3	25,000	(141)	11	120,900	(788)
Eurodollar futures contracts	80	80,000	—	—	—	—
Total	114	$890,423	$(5,098)	28	$491,900	$(1,971)

Total gains/(losses) associated with these activities, which are recorded within Principal transactions within the Consolidated Statements of Operations were ($6.3) million and ($4.4) million, for the three months ended September 30, 2012 and 2011, respectively, and ($12.8) million and ($17.4) million, for the nine months ended September 30, 2012 and 2011, respectively.

10.           Investments

Refer to Note 1 within the footnotes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policies related to the Company’s investments included within the policy titled “Financial Instruments and Investments” and Note 8 herein for additional information regarding valuation techniques and inputs related to the Company’s investment in FATV.  The Company’s investment portfolio includes interests in publicly and privately held companies and private equity securities.  Information regarding these investments has been aggregated and is presented below.

(In thousands of dollars)	September 30, 2012	December 31, 2011
Fair Value
Investment in FATV	$16,015	$15,863
Employee Investment Funds, net of Company’s ownership interest	1,238	1,247
Other investment	2,000	1,200
Total Investments	$19,253	$18,310

Investment gains and losses are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2012	2011	2012	2011
Investments (realized and unrealized gains/(losses))	$163	$2,857	$156	$2,539

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has an investment in FATV of approximately $16.0 million at September 30, 2012 and $15.9 million at December 31, 2011.  FATV’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.  FA Technology Ventures Corporation, a wholly-owned subsidiary of the Company, is the investment advisor to FATV.  There are no material open commitments to fund this portfolio at September 30, 2012.  At September 30, 2012 and December 31, 2011, total Partnership capital for all investors in FATV equaled $63.3 million and $63.7 million, respectively.  The Partnership was scheduled to end in July 2011, subject to extension by the vote of a majority of the limited partners, as provided in the limited partnership agreement applicable to the Partnership (the “Partnership Agreement”).  The term of the Partnership was extended pursuant to such provision and is now scheduled to terminate on July 19, 2013.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represented the Company’s maximum exposure to loss in the Partnership at September 30, 2012 and December 31, 2011.  The Company’s share of management fee income derived from the Partnership for the three months ended September 30, 2012 and 2011 were $0.2 million and $0.2 million, respectively, and were $0.5 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively.

The Employee Investment Funds (“EIF”) are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities.  The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company has consolidated EIF resulting in approximately $1.2 million and $1.2 million of Investments and a corresponding Payable to others being recorded in the Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011, respectively.  Management fees are not material to the Company.

The other investment is an investment in a privately held company.

11.           Business Combinations

ClearPoint Funding, Inc. Acquisition

On January 3, 2011, the Company completed its acquisition of ClearPoint.  Pursuant to the related Stock Purchase Agreement, a subsidiary of the Company, Descap Mortgage Funding, LLC (“Descap LLC”), paid approximately $0.3 million of cash as transaction consideration for all of the issued and outstanding shares of capital stock of ClearPoint.  Descap LLC is also obligated to pay the former stockholder of ClearPoint no more than approximately $2.0 million payable in installments on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder and certain indemnification matters.  The Company recorded a bargain purchase gain of approximately $2.3 million, and no goodwill was recognized as the majority of the consideration payable to the former stockholder will be recognized as compensation expense for future services.

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

Pro forma information for the nine months ended September 30, 2011 has not been provided given the proximity of the acquisition date to the beginning of the year.  Refer to Note 25 herein for additional information regarding ClearPoint’s financial information.

12.           Goodwill and Intangible Assets

Refer to Note 1 within the footnotes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policy related to goodwill and intangible assets.

Goodwill

During the second quarter of 2012, the Company performed an interim goodwill impairment test which was triggered as a result of the Company’s market capitalization trading at levels significantly below book value during the three months ended June 30, 2012.  The Company determined that all of its remaining goodwill of approximately $21.1 million had been impaired, due to the duration and severity of the decline in the Company’s stock price in relation to its book value.

(In thousands of dollars)	Reporting Unit MBS & Rates	Reporting Unit Investment Banking	Total
Goodwill
Balance at December 31, 2011	$17,364	$3,732	$21,096
Increases/(decreases)	—	—	—
Balance at March 31, 2012	17,364	3,732	21,096
Impairment — June 30, 2012	(17,364)	(3,732)	(21,096)
Balance at September 30, 2012	$—	$—	$—

During the third quarter of 2011, the Company recorded an impairment of $75.7 million of goodwill allocated to the Investment Banking reporting unit.  This was a result of the implementation of the Company’s strategic plan that resulted in a realignment of the core investment banking practice and the termination of 32 investment banking employees and certain administrative positions.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, during the three months ended June 30, 2011, the Company performed an interim goodwill impairment test related to its former Equities reporting unit as a result of the impact of the market environment on the segment’s net revenues coupled with the higher operating costs associated with the expansion of our equities trading and sales trading capabilities announced in the third quarter of 2010.  These factors resulted in a shortfall of actual revenues and operating results in relation to current year projections and as a result, all of the goodwill of the former Equities reporting unit (now classified as part of discontinued operations) was written off during the year ended December 31, 2011.  Refer to Note 24 herein for additional information.

Intangible Assets

(In thousands of dollars)	September 30, 2012	December 31, 2011
Intangible assets (amortizable):
MBS & Rates — Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(449)	(410)
Net carrying amount	192	231
Credit Products - Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(729)	(610)
Net carrying amount	66	185
Investment Banking — Trade name
Gross carrying amount	4,066	7,300
Accumulated amortization	(1,011)	(874)
Impairment of intangible asset — September 1, 2011	—	(3,234)
Net carrying amount	3,055	3,192
ClearPoint — Customer relationships
Gross carrying amount	803	803
Accumulated amortization	(176)	(100)
Net carrying amount	627	703
Total intangible assets	$3,940	$4,311

In connection with the previously mentioned goodwill impairment charge taken during the third quarter of 2011, the Company recorded an impairment of intangible assets allocated to the Investment Banking reporting unit of approximately $4.6 million, including an impairment of the trade name of $3.2 million and other miscellaneous intangible assets that were fully written-off.

Customer-related intangible assets are being amortized from 3 to 12 years and trademark assets are being amortized over 20 years (with approximately 16 years remaining).  Total amortization expense recorded within Other in the Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 was approximately $0.1 million and $0.4 million, respectively, and for the nine months ended September 30, 2012 and 2011 was approximately $0.4 million and $1.7 million, respectively.

Future amortization expense as of September 30, 2012 is estimated as follows:

(In thousands of dollars)
2012 (remaining)	$124
2013	364
2014	337
2015	337
2016	301
Thereafter	2,477
Total	$3,940

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

Office equipment and leasehold improvements consist of the following:

(In thousands of dollars)	September 30, 2012	December 31, 2011
Communications and data processing equipment	$5,046	$4,968
Furniture and fixtures	3,334	3,251
Leasehold improvements	1,793	1,766
Software	850	692
Total	11,023	10,677
Less: accumulated depreciation and amortization	(5,297)	(3,942)
Total office equipment and leasehold improvements, net	$5,726	$6,735

Depreciation and amortization expense for the three and nine months ended September 30, 2012 and 2011 was $0.5 million and $0.5 million, and $1.5 million and $1.4 million, respectively.

14.          Other Assets

Other assets consist of the following:

(In thousands of dollars)	September 30, 2012	December 31, 2011
Collateral deposits	$5,142	$5,180
Prepaid expenses	2,346	2,959
Other	1,618	1,652
Total other assets	$9,106	$9,791

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.          Secured Borrowings

Pursuant to certain master repurchase agreements, ClearPoint was extended secured mortgage warehouse lines of credit in order to fund mortgage originations.  These lines of credit carry floating rates of interest and are collateralized by ClearPoint’s mortgage loans. Further information on these lines of credit is set forth below:

(In thousands of dollars)

		September 30, 2012			December 31, 2011
Description	Current Year Expiration Date	Facility Limit		Outstanding Balance	Facility Limit		Outstanding Balance

Credit Facility No. 1	March 10, 2012	$—		$—	$75,000		$68,756
Credit Facility No. 2	November 14, 2012	45,000		33,054	75,000		49,704
Credit Facility No. 3	November 14, 2012	45,000		33,521	100,000		92,802
		$90,000	(1)	$66,575	$250,000	(1)	$211,262

Accelerated Purchase Facility	March 10, 2012	—		—	50,000		2,349

Total		$90,000		$66,575	$300,000		$213,611

(1)         Committed capacity under the facilities was $0 million and $100 million as of September 30, 2012 and December 31, 2011, respectively.

Although originally scheduled to expire in September 2012, the lenders under Credit Facilities No. 2 and No. 3 have provided multiple short-term extensions.  The warehouse lines currently expire on November 14, 2012.  On November 8, 2012, the Company announced that it was pursuing a sale of the ClearPoint business.  Refer to Note 27 herein for additional information.  ClearPoint intends to continue negotiating extension terms in order for these credit facilities to be available through completion of any potential sale transaction.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.          Commitments and Contingencies

Guarantees Relating to Certain Contractual Obligations of ClearPoint

The Company previously disclosed in Note 29 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, separate limited guaranties entered into by the Parent on February 29, 2012, relating to certain contractual obligations of ClearPoint.  The guaranties were entered into with certain of ClearPoint’s lenders (the “Curtailment Guaranties”) and with Citibank (the “Citibank Guaranty”).

The Parent’s obligations under the Citibank Guaranty were terminated during the second quarter of 2012.

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

ClearPoint — Acquisition

In connection with the Company’s acquisition of ClearPoint on January 3, 2011 the former stockholder of ClearPoint is entitled to receive payments consisting of no more than approximately $2.0 million payable in installments on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder.  These payments are to be reduced for certain matters for which the Company is indemnified, including losses resulting from any loan losses with respect to loans presented to ClearPoint or originated on or prior to January 3, 2011.  As of September 30, 2012 and December 31, 2011, the Company has accrued approximately $0.6 million and $0.8 million, respectively, in relation to this obligation which is recorded within Accrued compensation in the Consolidated Statements of Financial Condition.

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

Future minimum annual lease payments, and sublease rental income as of September 30, 2012, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2012 (remaining)	$2,295	$488	$1,807
2013	8,539	1,737	6,802
2014	6,867	860	6,007
2015	6,293	502	5,791
2016	5,340	—	5,340
Thereafter	44,383	—	44,383
Total	$73,717	$3,587	$70,130

Rental expense, net of sublease rental income, for the three and nine months ended September 30, 2012 and 2011 approximated $1.3 million and $1.3 million, and $3.7 million and $4.3 million, respectively.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Litigation and Other Claims

Refer to Note 1 within the footnotes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policy related to contingencies.

Due to the nature of the Company’s business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings and claims.  These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending and employment matters.  Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position.  These proceedings and claims typically involve associated legal costs incurred by the Company in connection with defending against these matters, which could be significant.  The Company has been in the past, and currently is, subject to a variety of claims and litigations arising from its business, most of which it considers to be routine.

The Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity.  Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries.  In the ordinary course of business, the Company and its subsidiaries receive inquiries and subpoenas from the SEC, FINRA, state regulators and other regulatory organizations.  The Company does not always know the purpose behind these communications or the status or target of any related investigation.  Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions, and in the Company and/or its subsidiaries being cited for regulatory deficiencies.  To date, none of these communications have had a material adverse effect on the Company’s business nor does the Company believe that any pending communications are likely to have such an effect.  Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company’s business.  In addition, the Company is also subject to claims being made by employees alleging discrimination, harassment or wrongful discharge, among other things, and seeking recoupment of compensation claimed to be owed (whether for cash or forfeited equity awards), and other damages.

The Company recognizes a liability in its financial statements with respect to legal proceedings or claims when incurrence of a loss is probable and the amount of loss is reasonably estimable.  However, accurately predicting the timing and outcome of legal proceedings and claims, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles.  It is reasonably possible that the Company incurs losses pertaining to these matters in the form of settlements and/or adverse judgments and incurs legal and other expenses in defending against these matters.  In either case, losses and/or expenses could be different in character or amount than anticipated by management when preparing the accompanying financial statements.  Based on currently available information, the Company does not believe that any current litigation, proceeding, claim or other matter to which it is a party or otherwise involved, including any associated defense costs will have a material adverse effect on its financial position, or cash flows, although an adverse development, or an increase in associated legal fees, could be material to the Company’s results of operations in a particular period, depending in part on the Company’s operating results in that period.

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed primarily in connection with office leases totaling $4.9 million at September 30, 2012 and December 31, 2011.  These agreements were all collateralized by cash which is included within Other assets in the Consolidated Statements of Financial Condition.

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

The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business, which began in November 2010.  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At September 30, 2012 and December 31, 2011, the Company had a deposit with the FICC of approximately $8.5 million and $15.2 million, respectively, which is recorded within Receivable from brokers, dealers and clearing organizations in the Company’s Consolidated Statements of Financial Condition.

In the ordinary course of business, ClearPoint indemnifies counterparties, including under its loan sale and warehouse line agreements, against potential losses incurred by such parties in connection with particular arrangements.  ClearPoint reserves for its exposures to these obligations which is included within Accrued expenses in the Consolidated Statements of Financial Condition.  This amount is not material to the Company.  In connection with the Company’s acquisition of ClearPoint, the Company is indemnified for any such losses with respect to any loans presented to ClearPoint or originated on or prior to January 3, 2011.

During the fourth quarter of 2012, the Company has made arrangements with certain of its business leaders whereby if equity incentives with respective to 6.0 million shares of Company common stock are not granted to these business leaders, then the Company intends to pay them minimum cash bonuses of $4.4 million, in the aggregate, for the 2012 service period.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.           Stockholders’ Equity

Stock Repurchase (10b-18 Plan)

The Board of Directors of the Company has renewed the Company’s share repurchase program and has authorized up to $25 million in repurchases of Company common stock through the date on which the Company publicly releases its results of operations for fiscal 2012.  Stock purchases by the Company may be made from time to time in the open market or in privately negotiated transactions, if and when management determines to effect purchases and is consistent with applicable legal and regulatory requirements.  All stock repurchases by the Company shall be subject to the requirements of Rule 10b-18 promulgated under the Exchange Act.  Purchases made during the nine months ended September 30, 2012, totaled approximately 1.3 million shares of common stock for approximately $1.1 million.  There were no repurchases made during the third quarter of 2012.

18.           Income Taxes

Refer to Note 1 within the footnotes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policy related to income taxes.  During interim periods, the Company calculates and reports an estimated annual effective income tax rate pursuant to ASC 740-270, “Income Taxes — Interim Reporting.”

Three Months Ended September 30, 2012

The Company’s effective income tax rate from continuing operations for the three months ended September 30, 2012 was 44.2%, resulting in an income tax benefit of approximately $2.2 million.  The income tax benefit is primarily attributable to a $2.2 million increase in the net value of the deferred tax assets.  Such increase is due to the Company’s ability to carry-back realizable net operating losses to prior years.

There were no significant changes to the Company’s unrecognized tax benefits during the three months ended September 30, 2012.

Three Months Ended September 30, 2011

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

Nine Months Ended September 30, 2012

In the second quarter of 2012, the Company established a valuation allowance against substantially all of the Company’s deferred tax assets.  In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets.  The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified.  GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.  As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

During the second quarter of 2012, the Company entered into a three-year cumulative loss position.  This cumulative loss position, along with other evidence, merited the establishment of a valuation allowance against the deferred tax assets.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s effective income tax rate from continuing operations for the nine months ended September 30, 2012 was negative 62.5%, resulting in income tax expense of approximately $26.3 million.  The abnormal tax rate differs from the federal statutory tax rate of 35% primarily due to the establishment of the previously mentioned valuation allowance against substantially all of the Company’s deferred tax assets (negative 75%), as well as the non-deductible discrete item attributable to the write-off of goodwill (negative 20%) and tax expense associated with stock-based compensation shortfalls (negative 8%).

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

19.           Stock-Based Compensation Plans

Refer to Note 1 within the footnotes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the accounting policy related to stock-based compensation.

The Company recognized stock-based compensation expense related to its various employee and non-employee director stock-based incentive plans of approximately $0.0 million and $4.1 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $4.5 million and $13.4 million for the nine months ended September 30, 2012 and 2011, respectively.  Stock-based compensation expense for the three months ended September 30, 2012 includes the reversal of accrued severance expense of $1.0 million, which was previously recognized during the first quarter of 2012.  The unvested stock grants offered in connection with a severance agreement have now been forfeited.  Stock-based compensation expense for the three and nine months ended September 30, 2012 was reduced by approximately $1.2 million and $4.1 million, respectively, as a result of forfeitures.

No stock-based compensation awards were granted during the three months ended September 30, 2012.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20.           Net Capital Requirements

Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the “Net Capital Rule”), as well as the Commodity Futures Trading Commission’s net capital requirements (“Regulation 1.16”), which require the maintenance of a minimum net capital.  Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities.  Based upon the activities of Gleacher Securities, its minimum requirement under Regulation 1.16 is the same as under the Net Capital Rule.  As of September 30, 2012, Gleacher Securities had net capital, as defined by both the Net Capital Rule and Regulation 1.16, of $61.3 million, which was $61.0 million in excess of the $0.25 million required minimum net capital.

Gleacher Partners, LLC is also subject to the Net Capital Rule.  Gleacher Partners, LLC has elected to use the alternative method permitted by the rule, which requires it to maintain a minimum net capital amount of 2% of aggregate debit balances arising from customer transactions as defined or $0.25 million, whichever is greater.  As of September 30, 2012, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.8 million, which was $0.6 million in excess of the $0.25 million required minimum net capital.

ClearPoint is subject to net worth requirements, as required by the HUD.  At September 30, 2012, ClearPoint’s net worth was $12.9 million, which was $11.9 million in excess of the $1.0 million required minimum net worth.

21.           Concentrations of Credit and Liquidity Risk

Risks Related to ClearPoint and Other Related Matters

On November 8, 2012, the Company announced that it was pursuing a sale of the ClearPoint business.  Refer to Notes 15 and 27, herein, for additional information.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Refer to Note 16 within the section labeled “Other” for additional information regarding credit risks of the Company.

22.           Fair Value of Financial Instruments

Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short-term nature, with the exception of subordinated debt.  Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealer and clearing organizations, related parties and others, Securities purchased under agreements to resell and Securities sold under agreements to repurchase.  The carrying value of the subordinated debt at September 30, 2012 and December 31, 2011 approximated fair value based on current rates available.

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

The following table summarizes the changes in the Company’s liability related to this restructuring for the nine months ended September 30, 2012:

(In thousands of dollars)
Balance — January 1, 2012	$1,427
Restructuring expense	(322)
- Less: Non-cash charges	85
Payments for severance	—
Payments for real estate	(217)
Payments for third party vendor contracts	(682)
Payments for legal and other related costs	—
Restructuring reserve — September 30, 2012	$291

The restructuring reserve of $0.3 million as of September 30, 2012 is included within Accrued expenses within the Consolidated Statements of Financial Condition.  The majority of this remaining reserve pertains to third party vendor contracts.  Payments are expected to be substantially completed by December 31, 2012.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

24.           Discontinued Operations

The Company has classified the results of the Equities division as discontinued operations due to its exiting this business on August 22, 2011.

Amounts reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 related to the Equities division are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2012	2011*	2012	2011*
Net revenues	$11	$2,595	$54	$12,794
Total expenses	(22)	11,395	(125)	38,802
Income/(loss) from discontinued operations before income taxes	33	(8,800)	179	(26,008)
Income tax (benefit)/expense	—	(3,443)	138	(7,583)
Income/(loss) from discontinued operations, net of taxes	$33	$(5,357)	$41	$(18,425)

* Included within the table above for the three months ended September 30, 2011 is a restructuring charge of $7.3 million.  In addition, the nine months ended September 30, 2011 includes a goodwill and intangible impairment charge of approximately $14.3 million.

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

•

MBS & Rates — This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues are generated from spreads on principal transactions executed to facilitate trades for clients. Revenues are also generated from changes in fair value and interest income on securities held in inventory.

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

•

ClearPoint — This division originates, processes and underwrites single and multi-family residential mortgage loans within 43 states across the country. The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Revenues are generated primarily from the sale of the residential mortgage loans with servicing released. On November 8, 2012, the Company announced that it was pursuing a sale of the ClearPoint business. Refer to Note 27, herein, for additional information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s sales and trading revenues consist of revenues derived from commissions and principal transactions revenues.  Investment banking consists of revenues derived from financial advisory services and capital raising.  Investment gains/(losses) primarily reflect gains and losses on the Company’s FATV investment.  Other revenue includes fee related revenue and other miscellaneous activity.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information concerning operations in these reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2012	2011	2012	2011
Net revenues
Investment Banking
Investment banking	$1,499	$7,075	$14,762	$23,674
Other revenue	—	—	—	—
Total Investment Banking	1,499	7,075	14,762	23,674
MBS & Rates
Sales and trading	4,162	(190)	9,023	52,791
Investment banking	10	2,257	632	3,558
Interest income	5,953	15,178	32,720	43,374
Interest expense	(1,924)	(3,531)	(10,051)	(10,549)
Other revenue	742	—	2,232	15
Total MBS & Rates	8,943	13,714	34,556	89,189
Credit Products
Sales and trading	17,776	15,345	54,982	47,502
Investment banking	487	27	2,394	2,491
Interest income	266	321	622	1,169
Interest expense	(122)	(140)	(341)	(456)
Other revenue	397	169	736	332
Total Credit Products	18,804	15,722	58,393	51,038
ClearPoint
Sales and trading	11,553	10,660	34,045	22,116
Interest income	711	746	4,148	1,648
Interest expense	(952)	(714)	(4,107)	(1,572)
Other revenue	1,587	2,050	5,674	3,917
Total ClearPoint	12,899	12,742	39,760	26,109
Total net revenues — Reportable segments	42,145	49,253	147,471	190,010
Other
Investment (losses)/gains, net	163	2,857	156	2,539
Sales and trading	(9)	(56)	(9)	(50)
Gain from bargain purchase — ClearPoint acquisition	—	—	—	2,330
Interest income	(51)	4	142	10
Interest expense	(21)	(27)	(86)	(1,447)
Interest expense — Intersegment allocations	870	1,740	4,324	5,729
Other revenue	233	393	720	811
Total Other	1,185	4,911	5,247	9,922
Total net revenues	$43,330	$54,164	$152,718	$199,932

(Loss)/income before income taxes from continuing operations
Investment Banking	$(257)	$(1,452)	$2,517	$3,539
MBS & Rates	1,814	4,247	5,556	29,655
Credit Products	3,939	3,495	4,536	6,338
ClearPoint	(524)	(335)	(5,878)	(2,907)
Income/(loss) before income taxes from continuing operations — Reportable segments	$4,972	$5,955	$6,731	$36,625

Other	(9,996)	(84,740)	(48,788)	(98,265)
Loss before income taxes from continuing operations	$(5,024)	$(78,785)	$(42,057)	$(61,640)

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information concerning the assets of these segments is as follows:

	September 30,	December 31,
(In thousands of dollars)	2012	2011
Total Assets
MBS & Rates	$1,260,724	$2,929,879
Credit Products	34,719	29,930
Investment Banking	8,597	10,916
ClearPoint	105,888	242,350
Total assets — Reportable segments	1,409,928	3,213,075
Other	69,880	126,358
Intersegment eliminations	(32,092)	(35,877)
Total assets	$1,447,716	$3,303,556

Substantially all assets and operations are located in the United States.

The Company’s segments’ financial policies are the same as those described in Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

26.	Related Party Transactions

During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax.  The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities.  This is substantially collateralized by shares of its common stock held in an escrow account that was established at the closing of the Company’s acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations, and cash payable to certain of the former pre-acquisition Gleacher stockholders.  The Company does not believe, in any event, that the open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations.  The Company’s receivable for this indemnification claim was $1.4 million and $1.3 million at September 30, 2012 and December 31, 2011, respectively.

In connection with the acquisition of Gleacher Partners, Inc., in June 2009, the Company agreed to pay $10 million to the selling parties over five years after closing the Transaction, subject to acceleration under certain circumstances.  During the second quarter of 2012, the Company paid $4.4 million of this obligation ($4.9 million was paid during the year ended December 31, 2010).  The Company’s remaining obligation is recorded as a liability within the Company’s Consolidated Statements of Financial Condition.

Details on the amounts receivable from or payable to related parties are below:

(In thousands of dollars)	September 30, 2012		December 31, 2011
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$1,372		$1,337
Payables to related parties
Former stockholders of Gleacher Partners, Inc.	$594	*	$4,939	*

*Represents the present value of the Company’s remaining obligation.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

27.	Subsequent Events

The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.  There were no events requiring disclosure, other than the matters below.

ClearPoint — Pursuing Sale of the Business

On November 8, 2012, the Company announced that it was pursuing a sale of the ClearPoint business.  The Company currently estimates incurring a range of loss between approximately $1.5 million to $6.0 million in connection with any disposition of this business.  Amounts reflected within this estimate include the Company’s remaining payment obligations to the former stockholder of ClearPoint associated with the ClearPoint acquisition on January 3, 2011, the write-off of certain assets, including intangible assets, and the termination of certain other contractual obligations.  This currently estimated range of loss assumes that ClearPoint’s funded and locked loans are ultimately sold without a loss.  Refer to Note 15, herein, for additional information regarding the status of ClearPoint’s credit facilities.

Asset Purchase — RangeMark Financial Services

On November 7, 2012, a subsidiary of the Company acquired certain assets and assumed certain liabilities from RangeMark Financial Services, Inc. and certain of its affiliates and other parties (“RangeMark”).  RangeMark specialized in providing quantitative research, advanced analytics and customizing solutions for its clients.  These business activities will be reported within the Company’s MBS & Rates segment.  The aggregate purchase consideration was $2.5 million, payable in four installments commencing September 30, 2013 through March 31, 2015.  In addition, 14 employees of RangeMark were either hired or are expected to be hired by the Company.

This transaction is being accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.”  Preliminary goodwill of $1.2 million (all of which is expected to be deductible for tax purposes) is calculated as the purchase premium after adjusting for the fair value of net assets acquired and primarily represents the value attributable to the assembled workforce which is subsumed into the reported goodwill.  The following condensed statement of net assets acquired reflects the preliminary value assigned to RangeMarks’s net assets as of the acquisition date:

Preliminary Condensed Statement of Net Assets Acquired

(In thousands of dollars)	November 7, 2012
Assets
Receivables	$106
Intangible assets*	1,490
Other assets	40
Total assets acquired	$1,636
Liabilities
Accrued expenses and other liabilities	$538
Total liabilities assumed	$538

Net assets acquired	$1,098
Purchase price (present value)	2,335
Goodwill resulting from transaction	$1,237

*Consists primarily of intellectual property and the trade name with estimated useful lives of 5 years and 10 years, respectively.

GLEACHER & COMPANY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

(Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains or incorporates by reference “forward-looking statements.” These statements are not historical facts but instead represent the Company’s belief or plans regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control.  The Company often, but not always, identifies forward-looking statements by using words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “target,” “expect,” “continuing,” “ongoing,” “believe” and “intend.”  These statements may contain projections relating to revenues, earnings, operations, other financial measures, economic conditions, trends and known uncertainties, and may include statements regarding the Company’s future performance, strategies and objectives.  The Company’s forward-looking statements are based on facts as the Company understands them at the time the Company makes any such statement as well as estimates and judgments based on these facts.  The Company’s forward-looking statements are not intended to be guarantees and may turn out to be inaccurate for a variety of reasons, many of which are outside of its control.  Factors that could render the Company’s forward-looking statements subsequently inaccurate include the conditions of the securities markets, generally, and demand for the Company’s services within those markets, the risk of further credit rating downgrades of the U.S. government by major credit rating agencies, the impact of international and domestic sovereign debt uncertainties, the possibilities of localized or global economic recession, ClearPoint’s ability to obtain continued financing under its warehouse lines of credit, and other risks and factors identified from time to time in the Company’s filings with the Securities and Exchange Commission. Moreover, the Company’s previously announced review of strategic alternatives may not culminate in a transaction or change in its current operations, on the timelines anticipated or at all.  The Company’s previously disclosed strategic plan is also still being implemented, which is designed to improve its operating results, and this plan may not be successful.  You are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake to update any of its forward-looking statements.

Any forward-looking statement should be read and interpreted together with the information included under Part II, “Risk Factors” herein and with the Company’s filed document and other statements, including the following:

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

•

ClearPoint — This division originates, processes and underwrites single and multi-family residential mortgage loans within 43 states across the country.  The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  Revenues are generated primarily from the sale of the residential mortgage loans with servicing released.  On November 8, 2012, the Company announced that it was pursuing a sale of the ClearPoint business.  Refer to “Recent Developments — ClearPoint”, herein, for additional information.

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

On August 30, 2012, the Company announced that it was exploring and evaluating strategic alternatives which included consideration of a range of available options, including a merger with a strategic counterparty, a strategic acquisition, divestiture of business units, investment in our company by a third party, or a stay the course outcome.  We continue to evaluate identified opportunities.  Market dynamics continue to develop in the Company’s favor and we believe that we are stronger and better positioned today than we were a year ago.

Our business is dependent on our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality service and guidance to our clients.  We continue to focus on unifying our brand, integrating our operations and, expanding our business.  The Company is well capitalized, with no significant long-term debt, positioning us well for continued growth both organically or through other strategic alternatives.

Refer to Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding material opportunities, challenges and risks related to our business.

Business Environment in the Third Quarter 2012

The financial markets experienced gains during the three months ended September 30, 2012, with the Dow Jones Industrial Index and S&P 500 Index rising approximately 4% and 6%, respectively.

The financial markets benefitted from the renewed quantitative easing program implemented by the Federal Reserve with the intention of keeping interest rates low and thereby driving investment toward riskier asset classes.  However, market sentiment remains skeptical, stemming from key fiscal issues both domestically and abroad, including the uncertainties resulting from the recent presidential election and its related effects on fiscal policy, as well as broader issues related to the European debt crisis, which remain largely unresolved.

Fixed income trading volumes declined by 5% compared to the second quarter, but this was primarily due to the seasonally slow summer months of July and August.  Trading volumes as reported by TRACE were meaningfully higher in the month of September.  In addition, announced M&A volumes remained weak and were 15% lower compared to the last quarter.

Given the continued uncertainties both domestically and abroad, the results of our operations, which are largely dependent on the environment in which our businesses operates, may not necessarily be indicative of what may be recognized in the future.

Recent Developments — Hurricane Sandy

The massive hurricane (“Hurricane Sandy”) that swept through New York City and the greater New York-New Jersey-Connecticut financial and commercial zone on October 28-30 has had and is expected to have an short-term adverse impact on us and other business concerns.  The long-term ramifications, if any, cannot be predicted at this time.  The high winds and flooding that accompanied this storm left behind power outages and dislocations in communications and local and long-distance transportation of historic proportions.  The loss of life and housing for some, and the loss of power, heat and internet access for many, greatly disrupted normal business operations for the entire area.  This dislocation will continue for some inestimable period, although presumably diminishing over time.

Hurricane Sandy had an immediate and direct impact on our Credit Products and MBS & Rates trading operations.  Our Roseland, New Jersey office, which houses a substantial portion of our Credit Products trading business, was without power for four business days.  A small minority of traders both within our Credit Products and MBS & Rates businesses were able to continue trading, either from our Manhattan headquarters (which was operational), our Stamford office, from home or some other remote location.  Suspension of mass transit in and around New York City, and the far-reaching power and internet outages, prevented others from doing the same.  Moreover, many of the Company’s usual trading counterparties were similarly affected, aggrevating the disruption.

The impact of the storm on the economy as a whole and on the financial markets in particular cannot be predicted at this time.  The economy was characterized prior to the storm as “weak,” and the property loss and disruption in commerce brought about by the storm might have exacerbated the threat of recession.  At the same time, however, some have conjectured that the massive rebuilding effort required to repair critical infrastructure and commercial and residential properties and systems could provide a dramatic lift to the economy.  While the Company is currently evaluating any recoveries it may achieve through business interruption insurance, at this stage, it is premature to predict the ultimate impact of the storm on the Company, both operationally and financially.  In the short term, we expect that the storm will adversely affect our results of operations, but at this time we cannot predict the magnitude of this impact.

Recent Developments - ClearPoint

The Company acquired ClearPoint on January 3, 2011 with the intent to add an element of competitive differentiation for the Company’s MBS Business. That differentiation was to have been achieved by offering customers of the Company’s MBS Business, institutional investors, the ability to purchase mortgage backed securities backed by loans that conformed to customized specified pool characteristics. ClearPoint intended to originate loans according to customers’ desired specifications, deliver those loans to a Government Sponsored Enterprise (GSE, or FNMA, FHLMC, or GNMA) in exchange for a security backed by those loans, and sell that security to the Company’s MBS unit — for onward sale to the MBS unit’s customers. The strategy required ClearPoint to have GSE seller servicer approvals, the application for which required the development of adequate infrastructure, and sustained profitability in the ClearPoint subsidiary as a standalone business unit.

ClearPoint is a “wholesale third party originator” of conforming residential loans. The original business strategy included three options for the sale of loans that ClearPoint originates, namely: 1. sell to “aggregators” (who may retain the loans for their balance sheets, or deliver them to a “GSE window”); 2. sell to a GSE “window” for cash; 3. sell to a GSE window and receive a GSE security in return — for onward sale, as described above, through the Company or other broker dealers, to MBS buyers. Since inception, without GSE approvals, ClearPoint has been forced to sell all the loans it originates to aggregators.

Since implementing our mortgage origination strategy, beginning with the acquisition of ClearPoint, market dynamics have changed dramatically.  As the effects of the mortgage crisis have rippled through the market, representation and warranty risk remains an intense focus.  Moreover, as mentioned above, without GSE approvals, ClearPoint is confined to selling loans to a limited universe of aggregators, thus providing no benefit to the Company’s MBS customers. These factors have led the Company to conclude that the commercial prospects for its mortgage origination activity have greatly diminished.  The Company has decided it will therefore pursue a sale of the ClearPoint business.

The Company currently estimates incurring a range of loss of between approximately $1.5 million to $6.0 million in connection with any disposition of this business.  Amounts reflected within this estimate include the Company’s remaining payment obligations to the former stockholder of ClearPoint associated with the ClearPoint acquisition on January 3, 2011, the write-off of certain assets, including intangible assets, and the termination of certain other contractual obligations.  This currently estimated range of loss assumes that ClearPoint’s funded and locked loans are ultimately sold without a loss.  The Company ultimately would expect to recapture a substantial portion of the approximately $30 million of cash currently held in the ClearPoint business.

FINANCIAL OVERVIEW

The Company prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements are contained within Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

	Three Months Ended
	September 30,
(In thousands of dollars)	2012	2011
Revenues:
Principal transactions*	$15,652	$9,791
Commissions*	17,830	15,968
Investment banking	1,996	9,359
Investment gains, net	163	2,857
Interest income	6,879	16,249
Fees and other	2,959	2,612
Total revenues	45,479	56,836
Interest expense	2,149	2,672
Net revenues	43,330	54,164
Expenses (excluding interest):
Compensation and benefits	25,534	32,684
Impairment of goodwill and intangible assets (Refer to Note 12 contained in Item 1 of this Quarterly report on Form 10-Q)	—	80,244
Clearing, settlement and brokerage	9,461	8,946
Professional fees	4,282	1,944
Communications and data processing	3,224	3,614
Occupancy, depreciation and amortization	2,277	2,041
Business development	823	1,139
Other	2,753	2,337
Total expenses (excluding interest)	48,354	132,949
Loss from continuing operations before income taxes and discontinued operations	(5,024)	(78,785)
Income tax benefit	(2,223)	(3,085)
Loss from continuing operations	(2,801)	(75,700)
Income/(loss) from discontinued operations, net of taxes (Refer to Note 24 contained in Item 1 of this Quarterly Report on Form 10-Q)	33	(5,357)
Net loss	$(2,768)	$(81,057)

* Revenues earned on a riskless principal basis in the amount of $15.7 million for the three months ended September 30, 2011 have been reclassified from principal transactions to commission income in order to distinguish such revenues (commission equivalents) from revenues earned on financial instruments held in inventory, in order to conform to current year presentation.

Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012, net revenues from continuing operations were $43.3 million, compared to $54.2 million for the three months ended September 30, 2011.  The 20.0% decrease in net revenues was due to decreases in net revenues in the Investment Banking and MBS & Rates segments and lower investment gains resulting from the change in value of the Company’s FATV investment, partially offset by increased net revenues in the Credit Products segment.  Non-interest expenses for the three months ended September 30, 2012 of $48.4 million decreased $84.6 million, or 63.6%, compared to $132.9 million for the three months ended September 30, 2011.  This was primarily due to a goodwill impairment charge of $80.2 million associated with the Investment Banking division realignment which took place during the three months ended September 30, 2011.

The Company reported a net loss from continuing operations of ($2.8) million and ($75.7) million for the three months ended September 30, 2012 and 2011, respectively.  Net loss per diluted share from continuing operations was ($0.02) and ($0.61) for the three months ended September 30, 2012 and 2011, respectively.  Income/(loss) from discontinued operations, net of taxes for the three months ended September 30, 2012 and 2011 was $0.0 million and ($5.4) million, respectively.

Net Revenues

For the three months ended September 30, 2012, net revenues from continuing operations was $43.3 million, compared to $54.2 million for the three months ended September 30, 2011.  Commissions and principal transactions revenues increased $7.7 million, or 29.8%, to $33.5 million for the three months ended September 30, 2012 from $25.8 million for the three months ended September 30, 2011 due to increases of $4.4 million in the MBS & Rates segment, $2.4 million in the Credit Products segment and $0.9 million in ClearPoint.  Investment banking revenues decreased $7.4 million, or 78.7%, to $2.0 million for the three months ended September 30, 2012.  Investment gains, which represent the change in the value of the Company’s investment in FATV, were $0.2 million for the three months ended September 30, 2012 compared to investment gains of $2.9 million for the three months ended September 30, 2011.  Net interest income of $4.7 million as of September 30, 2012 decreased $8.9 million compared to $13.6 million for the three months ended September 30, 2011.  This was primarily due to lower average inventory levels.  Fees and other revenues of $3.0 million for the three months ended September 30, 2012 increased $0.3 million, and includes $0.9 million related to the clawback of certain stock-based compensation grants subject to non-competition provisions.  This was partially offset by lower fees and other revenue related to fees earned in connection with the mortgage lending activities of ClearPoint.

Non-Interest Expense

Non-interest expenses for the three months ended September 30, 2012 of $48.4 million decreased $84.6 million, or 63.6%, compared to $132.9 million for the three months ended September 30, 2011.

Compensation and benefits expense was $25.5 million for the three months ended September 30, 2012, a decline of $7.2 million compared to the three months ended September 30, 2011.  The decline was attributable to lower net revenues in the Investment Banking and MBS & Rates divisions, partially offset by higher net revenues in the Credit Products division.  Compensation and benefits expense for the three months ended September 30, 2012 was reduced by $1.3 million (of which $1.0 million was non-cash compensation) as a result of the reversal of accrued severance expense which was previously recorded in the first quarter of 2012.  In addition, compensation and benefits expense for the three months ended September 30, 2012 was also reduced by $1.2 million for stock-based compensation forfeitures.  Compensation and benefits expense as a percentage of net revenues was 58.9% for the three months ended September 30, 2012 compared to 60.3% for the three months ended September 30, 2011.

Compensation and benefits expense for the prior-year quarter included $5.6 million of compensation reductions.  These reductions, which were previously disclosed, included $3.8 million of reduced cash compensation accruals under the expectation that annual compensation for leaders of the Company’s business segments and members of senior management would be more heavily weighted toward stock-based compensation.  In addition, compensation expense in the prior-year quarter decreased by approximately $1.8 million due changes in the vesting and forfeiture provisions of stock-based compensation to be granted in connection with annual bonus compensation of the prior year.  The changes resulted in compensation expense being recognized over a future vesting period, which was initially being fully recognized in that current year.  Partially offsetting these reductions in the prior-year quarter was severance and stock-based compensation expense of $1.9 million related to the termination of 32 investment banking employees and certain administrative positions in connection with the Investment Banking division realignment.

The Company recorded a goodwill impairment charge of $80.2 million during the three months ended September 30, 2011 in connection with the Investment Banking division realignment (Refer to Note 12 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information).

Clearing, settlement and brokerage costs of $9.5 million for the three months ended September 30, 2012 increased by $0.5 million, or 5.8%, compared to the three months ended September 30, 2011.  The increase was primarily due to ClearPoint broker fees, partially offset by lower clearing fees of the MBS & Rates division on lower volumes.

Professional fees of $4.3 million for the three months ended September 30, 2012 increased by $2.3 million or 120.2% primarily due to higher legal, consulting and advisory fees incurred in connection with our strategic alternatives process, as well as costs incurred in connection with the Company’s asset management initiative.

Communications and data processing expense of $3.2 million for the three months ended September 30, 2012 decreased by $0.4 million or 10.8% primarily due to decreased headcount resulting from the realignment of the Investment Banking division which took place in the third quarter of 2011.

Occupancy and depreciation expense of $2.3 million for the three months ended September 30, 2012 remained relatively unchanged compared to the three months ended September 30, 2011.

Business development expense of $0.8 million for the three months ended September 30, 2012 decreased by $0.3 million, or 27.7%, compared to the three months ended September 30, 2011, primarily due to the decreased headcount that resulted from the previously mentioned realignment of the Investment Banking division.

Other expenses of $2.8 million for the three months ended September 30, 2012 increased $0.4 million, or 17.8% compared to the three months ended September 30, 2011, primarily due to ClearPoint loan processing fees from increased loan commitment volumes.

Income Taxes

Three Months Ended September 30, 2012

The Company’s effective income tax rate from continuing operations for the three months ended September 30, 2012 was 44.2%, resulting in an income tax benefit of approximately $2.2 million.  The income tax benefit is primarily attributable to a $2.2 million increase in the net value of the deferred tax assets.  Such increase is due to the Company’s ability to carry-back realizable net operating losses to prior years.  The Company has now fully utilized its available net operating loss carry-back capacity.  As such, the Company will not record a tax benefit for additional tax losses in the near term.

Three Months Ended September 30, 2011

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

Discontinued Operations

The Company has classified the results of its former Equities division as discontinued operations as a result of its decision to exit the business on August 22, 2011.  Refer to Notes 23 and 24 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Segment Highlights

Three Months Ended September 30, 2012 and 2011

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

The results of our former Equities division results have been reclassified as discontinued operations and are therefore no longer reported below.  In connection with this development, any previously reported intangible asset amortization related to the Equities reporting unit which was previously included within “Other” has also been reclassified within discontinued operations.

Refer to Note 25 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information on assets by segment.

Investment Banking

	Three Months Ended September 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Investment banking	$1,499	$7,075	(78.8)%
Other	—	—	n/a
Total net revenues	$1,499	$7,075	(78.8)%

Operating expenses	1,756	8,527	(79.4)%
Pre-tax loss	$(257)	$(1,452)	82.3%

Investment Banking Q3 2012 vs. Q3 2011

Net revenues were $1.5 million for the three months ended September 30, 2012, a decline of $5.6 million compared to the three months ended September 30, 2011.  Net revenues were comprised of $0.9 million and $0.6 million of advisory revenues and capital markets revenues, respectively, for the three months ended September 30, 2012, compared to $6.2 million and $0.9 million of advisory and capital market revenues, respectively, for the three months ended September 30, 2011.

Operating expenses were $1.8 million for the three months ended September 30, 2012, a decrease of $6.8 million compared to the three months ended September 30, 2011.  The decrease was primarily due to lower compensation expense due to the lower revenues as well as lower non-compensation expenses as a result of the realignment which took place in the third quarter of 2011.  The three months ended September 30, 2011 included compensation and other charges of $2.5 million incurred in connection with the realignment of our Investment Banking division.  Pre-tax loss for the three months ended September 30, 2012 was $0.3 million, compared to $1.5 million for the three months ended September 30, 2011.

MBS & Rates

	Three Months Ended September 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$2,151	$(1,158)	n/a
Commissions	2,011	968	107.8%
Investment banking	10	2,257	n/a
Net interest	4,029	11,647	(65.4)%
Other	742	—	n/a
Total net revenues	$8,943	$13,714	(34.8)%

Operating expenses	7,129	9,467	(24.7)%
Pre-tax contribution	$1,814	$4,247	(57.3)%

MBS & Rates Q3 2012 vs. Q3 2011

Net revenues were $8.9 million for the three months ended September 30, 2012, a decline of $4.8 million compared to the three months ended September 30, 2011.  The decrease in net revenues was primarily attributable to a decline in net interest income of approximately $7.6 million due primarily to lower inventory levels.  The lower inventory levels were a result of the significant turnover experienced since the previously announced leadership transition which occurred in the second quarter of 2012.  This turnover lead to a disruption in sales and trading activities and a re-positioning of inventory, resulting in the lower net interest income.  The division experienced approximately 60 personnel departures since April 2012 (including 25 in the current quarter), which were subsequently replaced by the hiring of approximately 40 professionals.  Headcount stood at approximately 60 professionals at September 30, 2012, and the division is now substantially rebuilt.  Revenues for the third quarter of 2012 were adversely affected as a result of the turnover as it generally takes time for new hires to ramp up to full productivity.  In addition, results for the prior-year quarter include approximately $2.3 million of investment banking revenue earned by this division.  Partially offsetting these declines were approximately $0.7 million of other revenue recorded in the third quarter of 2012, related to the clawback of certain stock-based compensation grants subject to non-competition and/or other forfeiture provisions and losses on non-agency asset-backed securities of approximately $5.6 million in the prior-year quarter.

Operating expenses were $7.1 million for the three months ended September 30, 2012, a decline of $2.3 million compared to the three months ended September 30, 2011.  The decrease was primarily due to lower compensation expense due to the lower revenues as well as lower clearing, settlement and brokerage expenses on lower trading volumes.  Pre-tax contribution for the three months ended September 30, 2012 was $1.8 million, compared to $4.2 million for the three months ended September 30, 2011.

Credit Products

	Three Months Ended September 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$1,957	$345	467.2%
Commissions	15,819	15,000	5.5%
Investment banking	487	27	n/a
Net interest	144	181	(20.4)%
Other	397	169	134.9%
Total net revenues	$18,804	$15,722	19.6%

Operating expenses	14,865	12,227	21.6%
Pre-tax contribution	$3,939	$3,495	12.7%

Credit Products Q3 2012 vs. Q3 2011

Net revenues were $18.8 million for the three months ended September 30, 2012, an increase of $3.1 million compared the three months ended September 30, 2011.  The increase in net revenues was primarily attributable to higher commissions and principal transaction revenues due to higher volumes, including an expanded product profile, partially offset by lower spreads.

Operating expenses were $14.9 million for the three months ended September 30, 2012, an increase of $2.6 million compared to the three months ended September 30, 2011.  The increase was primarily due to higher compensation expense due to the higher revenues, partially offset by the previously mentioned reversal of severance expense of $1.3 million which was accrued in the first quarter, as well as a reduction in compensation expense of $1.1 million related to stock-based compensation forfeitures.  In addition, operating expenses for the three months ended September 30, 2011 benefitted from a reduction compensation expense from the previously discussed compensation methodology changes that occurred in the prior-year quarter.

ClearPoint

	Three Months Ended September 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$11,553	$10,660	8.4%
Net interest	(241)	32	n/a
Other	1,587	2,050	(22.6)%
Total net revenues	$12,899	$12,742	1.2%

Operating expenses	13,423	13,077	2.6%
Pre-tax loss	$(524)	$(335)	(56.4)%

ClearPoint Q3 2012 vs. Q3 2011

Net revenues of $12.9 million for the three months ended September 30, 2012 were relatively flat compared to the three months ended September 30, 2011.  Net revenues for the current quarter reflect limits placed on ClearPoint’s daily average loan commitments to a level aligned with its distribution capabilities.  Revenues resulting from prior loan commitment levels were not commercially sustainable and resulted in previously reported liquidity constraints.

Operating expenses were $13.4 million for the three months ended September 30, 2012, an increase of $0.4 million compared to the three months ended September 30, 2011.  Operating expenses include $9.4 million and $8.2 million of broker and loan processing fees for the three months ended September 30, 2012 and 2011, respectively, which are variable expenses directly related to the level of loan commitments for each particular period.  The division reported a pre-tax loss for the three months ended September 30, 2012 of $0.5 million, compared to $0.3 million for the three months ended September 30, 2011.

The Company has announced that is pursuing a sale of the ClearPoint business.  Refer to “Recent Developments — ClearPoint” for additional information.

Other

	Three Months Ended September 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$(9)	$(56)	n/a
Investment gains	163	2,857	(94.3)%
Net interest	798	1,717	(53.5)%
Other	233	393	(40.7)%
Total net revenues	$1,185	$4,911	(75.9)%

Operating expenses	11,181	89,651	(87.5)%
Pre-tax loss	$(9,996)	$(84,740)	88.2%

Other Q3 2012 vs. Q3 2011

Net revenues were $1.2 million for the three months ended September 30, 2012, a decline of $3.7 million compared to the three months ended September 30, 2011.  The decline in net revenue was primarily a result of changes in value of the Company’s FATV investment.

Operating expenses were $11.2 million for the three months ended September 30, 2012, a decrease of $78.5 million compared to the three months ended September 30, 2011.  The decrease was primarily due to the previously mentioned $80.2 million impairment of goodwill and intangible assets related to the realignment of the Investment Banking division which occurred in the prior-year quarter.  Operating expenses were also impacted by higher legal, consulting and advisory fees, including costs incurred in connection with our strategic alternatives process.  Operating expenses also increased as a result of costs incurred in connection with the Company’s asset management initiative.  Pre-tax loss was $10.0 million for the three months ended September 30, 2012 compared to $84.7 million for the three months ended September 30, 2011.

Results of Operations

	Nine Months Ended
	September 30,
(In thousands of dollars)	2012	2011
Revenues:
Principal transactions*	$44,863	$71,593
Commissions*	53,178	50,766
Investment banking	17,788	29,723
Investment gains, net	156	2,539
Interest income	37,632	46,201
Gain from bargain purchase — ClearPoint acquisition (Refer to Note 11 contained in Item 1 of this Quarterly report on Form 10-Q)	—	2,330
Fees and other	9,362	5,075
Total revenues	162,979	208,227
Interest expense	10,261	8,295
Net revenues	152,718	199,932
Expenses (excluding interest):
Compensation and benefits	101,859	129,058
Impairment of goodwill and intangible assets (Refer to Note 12 contained in Item 1 of this Quarterly report on Form 10-Q)	21,096	80,244
Clearing, settlement and brokerage	31,152	19,017
Professional fees	12,827	6,229
Communications and data processing	9,699	10,108
Occupancy, depreciation and amortization	6,647	6,112
Business development	2,822	3,483
Other	8,673	7,321
Total expenses (excluding interest)	194,775	261,572
Loss from continuing operations before income taxes and discontinued operations	(42,057)	(61,640)
Income tax expense	26,269	4,208
Loss from continuing operations	(68,326)	(65,848)
Income/(loss) from discontinued operations, net of taxes (Refer to Note 24 contained in Item 1 of this Quarterly Report on Form 10-Q)	41	(18,425)
Net loss	$(68,285)	$(84,273)

*  Revenues earned on a riskless principal basis in the amount of $49.9 million for the nine months ended September 30, 2011 have been reclassified from principal transactions to commission income in order to distinguish such revenues (commission equivalents) from revenues earned on financial instruments held in inventory, in conformity with current year presentation.

Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, net revenues from continuing operations were $152.7 million, compared to $199.9 million for the nine months ended September 30, 2011.  The 23.6% decrease in net revenues was due to decreases in net revenues in the MBS & Rates and Investment Banking segments, partially offset by increased net revenues in ClearPoint and the Credit Products segment.  Non-interest expenses for the nine months ended September 30, 2012 of $194.8 million decreased $66.8 million, or 25.5%, compared to $261.6 million for the nine months ended September 30, 2011, principally due to the previously discussed goodwill and intangible impairment charge of $80.2 million recorded in the third quarter of 2011.

The Company reported a net loss from continuing operations of ($68.3) million and ($65.8) million for the nine months ended September 30, 2012 and 2011, respectively.  Net loss per diluted share from continuing operations was ($0.57) and ($0.53) for the nine months ended September 30, 2012 and 2011, respectively.  Income/(loss) from discontinued operations, net of taxes for the nine months ended September 30, 2012 and 2011 were $0.0 million and ($18.4) million, respectively.

Net Revenues

For the nine months ended September 30, 2012, net revenues from continuing operations were $152.7 million, compared to $199.9 million for the nine months ended September 30, 2011.  Commissions and principal transactions revenues decreased $24.3 million, or 19.9%, to $98.0 million for the nine months ended September 30, 2012 from $122.4 million for the nine months ended September 30, 2011 due to decreases of $43.8 million in the MBS & Rates segment, partially offset by increases in ClearPoint of $11.9 million and the Credit Products segment of $7.5 million.  Investment banking revenues decreased $11.9 million, or 40.2%, to $17.8 million for the nine months ended September 30, 2012.  Investment gains/(losses), which represent the change in the value of the Company’s investment in FATV, were flat for the nine months ended September 30, 2012 compared to investment gains of $2.5 million for the nine months ended September 30, 2011.  Net interest income of $27.4 million as of September 30, 2012, decreased $10.5 million compared to $37.9 million for the nine months ended September 30, 2011.  This was primarily due to lower average inventory levels.  Fees and other revenues of $9.4 million for the nine months ended September 30, 2012 increased $4.3, million primarily due to fees earned in connection with the mortgage lending activities of ClearPoint and $2.4 million related to the clawback of certain stock-based compensation grants subject to non-competition provisions, partially offset by the ClearPoint bargain purchase gain of $2.3 million recorded in the prior-year period.

Non-Interest Expense

Non-interest expenses for the nine months ended September 30, 2012 of $194.8 million decreased $66.8 million, or 25.5%, compared to $261.6 million for the nine months ended September 30, 2011.

Compensation and benefits expense was $101.9 million for the nine months ended September 30, 2012, a decline of $27.2 million compared to the nine months ended September 30, 2011.  The decline was primarily attributable to lower net revenues in the MBS & Rates and Investment Banking divisions, partially offset by higher net revenues in the Credit Products division.  Compensation and benefits expense related to ClearPoint was also higher compared to the prior-year period resulting from the expansion of the workforce since its acquisition date on January 3, 2011.  However, ClearPoint implemented a plan to right-size its workforce during the second quarter of 2012 in order to better align origination with its distribution capabilities.  While reducing compensation expense, this action resulted in approximately $0.4 million of severance expense.  Compensation and benefits for the nine months ended September 30, 2012 was also reduced by $4.0 million related to stock-based compensation forfeitures, which included $2.9 million related to employees within the MBS & Rates division recognized during the second quarter of 2012 (Refer to “Segment Highlights — MBS & Rates”).

Compensation and benefits expense for the prior-year period included the previously mentioned compensation reductions of $5.6 million recorded during the third quarter of 2011, which was partially offset by the previously mentioned severance and stock-based compensation expense of $1.9 million recognized in connection with the Investment Banking division realignment, as well as compensation expense of $1.7 million recognized in the second quarter of 2011 due to the resignation of the former interim CEO.

The Company recorded a goodwill and intangible impairment charge of $21.1 million during the nine months ended September 30, 2012 (recognized in the second quarter) due to the duration and severity of the decline in the Company’s stock price in relation to its book value.  During the three and nine months ended September 30, 2011 the Company recorded an impairment charge of $80.2 million as a result of the previously mentioned Investment Banking realignment (Refer to Note 12 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information).

Clearing, settlement and brokerage costs of $31.2 million for the nine months ended September 30, 2012 increased by $12.1 million, or 63.8%, compared to the nine months ended September 30, 2011.  The increase was primarily due to ClearPoint broker fees resulting from higher loan commitment volumes.

Professional fees of $12.8 million for the nine months ended September 30, 2012 increased by $6.6 million or 105.9% primarily due to higher legal, consulting and advisory fees incurred in connection with our strategic alternatives process, as well as costs incurred in connection with the Company’s asset management initiative.

Communications and data processing expense of $9.7 million for the nine months ended September 30, 2012 remained relatively unchanged compared to the nine months ended September 30, 2011.

Occupancy and depreciation expense of $6.6 million for the nine months ended September 30, 2012 increased by $0.5 million primarily due to expense allocated to the Company’s former Equities division (now classified as discontinued operations) in the prior year which is now being incurred by the Company’s remaining continuing operations.

Business development expense of $2.8 million for the nine months ended September 30, 2012 decreased by $0.7 million, or 19.0%, compared to the nine months ended September 30, 2011 primarily due to the realignment of the Investment Banking division which took place in the third quarter of 2011 and resulting decreased headcount.

Other expenses of $8.7 million for the nine months ended September 30, 2012 increased $1.4 million, or 18.5% compared to the nine months ended September 30, 2011 primarily due to ClearPoint loan processing fees from increased loan commitment volumes.

Income Taxes

Nine Months Ended September 30, 2012

The Company’s effective income tax rate from continuing operations for the nine months ended September 30, 2012 was negative 62.5%, resulting in income tax expense of approximately $26.3 million.  The abnormal tax rate differs from the federal statutory tax rate of 35% primarily due to the establishment of a valuation allowance against substantially all of the Company’s deferred tax assets (negative 75%), as well as the non-deductible discrete item attributable to the write-off of goodwill (negative 20%) and tax expense associated with stock-based compensation shortfalls (negative 8%).

In the second quarter of 2012, the Company established a valuation allowance against substantially all of the Company’s deferred tax assets.  In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets.  The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified.  GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.  As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

During the second quarter of 2012, the Company entered into a three-year cumulative loss position.  This cumulative loss position, along with other evidence, merited the establishment of a valuation allowance against the deferred tax assets.

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

Discontinued Operations

The Company has classified the results of its former Equities division as discontinued operations as a result of its decision to exit the business on August 22, 2011.  Refer to Notes 23 and 24 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Segment Highlights

Nine Months Ended September 30, 2012 and 2011

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

Investment Banking

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Investment banking	$14,762	$23,674	(37.6)%
Other	—	—	n/a
Total net revenues	$14,762	$23,674	(37.6)%

Operating expenses	12,245	20,135	(39.2)%
Pre-tax contribution	$2,517	$3,539	(28.9)%

Investment Banking - Nine Months Ended September 30, 2012 vs. 2011

Net revenues were $14.8 million for the nine months ended September 30, 2012, a decline of $8.9 million compared to the prior-year period.  Net revenues were comprised of $11.7 million and $3.1 million of advisory revenues and capital markets revenues, respectively, for the nine months ended September 30, 2012, compared to $18.0 million and $5.7 million of advisory and capital market revenues, respectively, for the prior-year period.

Operating expenses were $12.2 million for the nine months ended September 30, 2012, a decrease of $7.9 million compared to the prior-year period.  The decrease was primarily due to lower compensation expenses due to the lower revenues, as well as lower non-compensation expenses as a result of the realignment which took place in the third quarter of 2011.  In addition, the results of the prior-year period include compensation and other charges of $2.5 million incurred in connection with the realignment.  Pre-tax contribution for the nine months ended September 30, 2012 was $2.5 million, compared to $3.5 million for the nine months ended September 30, 2011.

MBS & Rates

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$6,256	$48,542	(87.1)%
Commissions	2,767	4,249	(34.9)%
Investment banking	632	3,558	(82.2)%
Net interest	22,669	32,825	(30.9)%
Other	2,232	15	n/a
Total net revenues	$34,556	$89,189	(61.3)%

Operating expenses	29,000	59,534	(51.3)%
Pre-tax contribution	$5,556	$29,655	(81.3)%

MBS & Rates - Nine Months Ended September 30 2012 vs. 2011

Net revenues were $34.6 million for the nine months ended September 30, 2012, a decline of $54.6 million compared to the prior-year period.  The decrease in net revenues was largely attributable to non-agency asset-backed securities gains of $34.8 million in the prior-year period.   The decrease in net revenues was also attributable to the significant turnover, previously mentioned, in connection with the leadership changes in April and May 2012, as well as lower net interest income and lower investment banking revenues.  Partially offsetting these declines were approximately $2.2 million of other revenue recorded during the nine months ended September 30, 2012, related to the clawback of certain stock-based compensation grants subject to non-competition and/or other forfeiture provisions.

Operating expenses were $29.0 million for the nine months ended September 30, 2012, a decline of $30.5 million compared to the prior-year period.  The decrease was primarily due to lower compensation expense due to the lower revenues, as well as a reduction in compensation expense of $2.6 million related to stock-based compensation forfeitures recorded during the second quarter of 2012 due to the previously mentioned leadership transition and voluntary terminations experienced during that quarter.  Pre-tax contribution for the nine months ended September 30, 2012 was $5.6 million, compared to $29.7 million for the prior-year period.

Credit Products

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$4,571	$985	364.1%
Commissions	50,411	46,517	8.4%
Investment banking	2,394	2,491	(3.9)%
Net interest	281	713	(60.6)%
Other	736	332	121.7%
Total net revenues	$58,393	$51,038	14.4%

Operating expenses	53,857	44,700	20.5%
Pre-tax contribution	$4,536	$6,338	(28.4)%

Credit Products - Nine Months Ended September 30, 2012 vs. 2011

Net revenues were $58.4 million for the nine months ended September 30, 2012, an increase of $7.4 million compared to the prior-year period.  The increase in net revenues was primarily attributable to higher commissions and principal transaction revenues due to higher volumes, including an expanded product profile, partially offset by lower spreads.

Operating expenses were $53.9 million for the nine months ended September 30, 2012, an increase of $9.2 million compared to the prior-year period.  The increase was primarily due to higher compensation expense due to the higher revenues, partially offset by a reduction in compensation expense of $1.1 million related to stock-based compensation forfeitures.  Pre-tax contribution for the nine months ended September 30, 2012 was $4.5 million, compared to $6.3 million for the prior-year period.

ClearPoint

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$34,045	$22,116	53.9%
Net interest	41	76	(46.1)%
Other	5,674	3,917	44.9%
Total net revenues	$39,760	$26,109	52.3%

Operating expenses	45,638	29,016	57.3%
Pre-tax loss	$(5,878)	$(2,907)	64.0%

ClearPoint - Nine Months Ended September 30, 2012 vs. 2011

Net revenues were $39.8 million for the nine months ended September 30, 2012, an increase of $13.7 million compared to the prior-year period.  The increase was due to higher daily loan commitments primarily arising in the first quarter of 2012, prior to the previously mentioned limits, coupled with lower daily average loan commitments in the prior-year period, as the division’s operations had commenced on January 3, 2011.

Operating expenses were $45.6 million for the nine months ended September 30, 2012, an increase of $16.6 million compared to the prior-year period.  Operating expenses include $29.9 million and $17.1 million of broker and loan processing fees for the nine months ended September 30, 2012 and the prior-year period, respectively, which are variable expenses directly related to the level of loan commitments for each particular period.  Pre-tax loss for the nine months ended September 30, 2012 of $5.9 million increased $3.0 million compared to the prior-year period and was primarily due to the limits placed on loan origination activities as a result of the liquidity constraints experienced in the first quarter of 2012.  In late May 2012, the division implemented a rightsizing plan in order to better align origination with distribution capabilities.  In connection with this plan, the division incurred approximately $0.4 million of severance expense during the second quarter of 2012.

The Company has announced that it is pursuing a sale of the ClearPoint business.  Refer to “Recent Developments — ClearPoint” for additional information.

Other

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011
Net revenues
Principal transactions	$(9)	$(50)	82.0%
Investment gains	156	2,539	(93.9)%
Net interest	4,380	4,292	2.1%
Gain from bargain purchase — ClearPoint Funding, Inc. acquisition	—	2,330	n/a
Other	720	811	(11.2)%
Total net revenues	$5,247	$9,922	(47.1)%

Operating expenses	54,035	108,187	(50.1)%
Pre-tax loss	$(48,788)	$(98,265)	50.4%

Other - Nine Months Ended September 30, 2012 vs. 2011

Net revenues were $5.2 million for the nine months ended September 30, 2012, a decline of $4.7 million compared to the prior-year period.  The decline in net revenue was primarily attributable to the ClearPoint bargain purchase gain of $2.3 million recorded during the prior-year period, as well as lower revenues resulting from the changes in value of the Company’s FATV investment.

Operating expenses were $54.0 million for the nine months ended September 30, 2012, a decrease of $54.2 million compared to the prior-year period.  The decrease was primarily a result of the previously mentioned $80.2 million goodwill and intangible asset impairment charge related to the Investment Banking division realignment which occurred in the third quarter of 2011, partially offset by the previously mentioned goodwill impairment charge of $21.1 million recognized in the second quarter of 2012.  Operating expenses were also impacted by higher legal, consulting and advisory fees, including costs incurred in connection with our strategic alternatives process.  Operating expenses also increased as a result of costs incurred in connection with the Company’s asset management initiative.  Pre-tax loss was $48.8 million for the nine months ended September 30, 2012 compared to $98.3 million for the prior-year period.

Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Results

The Company has included in this Quarterly Report certain financial metrics that were not prepared in accordance with GAAP.  These non-GAAP financial results, which include presentations of net revenues, compensation and benefits, non-compensation expenses, income before income taxes from continuing operations, provision for income taxes, net income from continuing operations, compensation expense ratios, pre-tax margin, return on average tangible equity and diluted earnings per share, are presented as an additional aid in understanding and analyzing the Company’s financial results for the three and nine months ended September 30, 2012 and 2011, respectively.  Specifically, the Company believes that the non-GAAP results provide useful information by excluding certain items that may not be indicative of the Company’s core operating results or business outlook and also to emphasize information that is critical to understanding the Company’s performance.  These non-GAAP amounts exclude items reflected as adjustments within the “Reconciliation of GAAP to Non-GAAP (Loss)/Income from Continuing Operations” table below.  The Company believes these non-GAAP results will allow for a better evaluation of the operating performance of the Company’s business and facilitate a meaningful comparison of the Company’s results in the current period to those in prior periods and future periods.  References to these non-GAAP results should not be considered a substitute for results that are presented in a manner consistent with GAAP.

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

Reconciliation of GAAP to Non-GAAP (Loss)/Income from Continuing Operations (2012 - Unaudited)

(Dollars in thousands, except per	Three Months Ended September 30, 2012					Nine Months Ended September 30, 2012
share amounts)	GAAP	Adjustments		Non-GAAP		GAAP	Adjustments		Non-GAAP

Net Revenues	$43,330	$—		$43,330		$152,718	$—		$152,718

Expenses (excluding interest):
Compensation and benefits	25,534	1,320	(1)	26,854		101,859	(330	)(2)	101,529
Non-compensation expenses	22,820	(1,285	)(3)	21,535		92,916	(23,381	)(4)	69,535
Total expenses (excluding interest)	48,354	35		48,389		194,775	(23,711)		171,064
Loss from continuing operations before income taxes	(5,024)	(35)		(5,059)		(42,057)	23,711		(18,346)
Provision for income taxes	(2,223)	(15	)(5)	(2,238)		26,269	(30,934	)(6)	(4,665)
Net loss from continuing operations	$(2,801)	$(20)		$(2,821)		$(68,326)	$54,645		$(13,681)

Earnings per share:
Diluted — continuing operations	$(0.02)			$(0.02	)(7)	$(0.57)	$		$(0.11	)(7)
As a percentage of net revenues:
Compensation and benefits	58.9%			62.0%		66.7%			66.5%
Loss from continuing operations before income taxes	(11.6)%			(11.7)%		(27.5)%			(12.0)%

(1)  Represents the reversal of previously accrued severance expense (of which $1.0 million is non-cash stock-based compensation).

(2)  Represents severance expense recognized during the first quarter of 2012.

(3)  Represents legal, consulting and advisory fees incurred in connection with our strategic alternatives process.

(4)  Represents the goodwill impairment charge recognized during the three months ended June 30, 2012 of $21.1 million, as well as $2.3 million of legal, consulting and advisory fees incurred in connection with our strategic alternatives process.

(5)  The statutory income tax rate of 43.6% differs from the federal statutory rate of 35% due to state and local taxes.

(6)  Represents legal, consulting and advisory expenses incurred in connection with our strategic alternatives process of $2.3 million, plus the compensation and benefits adjustment of $0.3 million multiplied by the Company’s statutory tax rate of 43.6%, plus the removal of the effects of the valuation allowance on the Company’s deferred tax assets recorded during the second quarter of 2012 (note:  the goodwill impairment charge is non-deductible for tax purposes).

(7)  Non-GAAP net loss from continuing operations divided by 118.7 million and 119.0 million dilutive shares for the three and nine months ended September 30, 2012, respectively.

Reconciliation of GAAP to Non-GAAP (Loss)/Income from Continuing Operations (2011 - Unaudited)

(Dollars in thousands, except per	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
share amounts)	GAAP	Adjustments		Non-GAAP	GAAP	Adjustments		Non-GAAP

Net Revenues	$54,164	$—		$54,164	$199,932	$(2,330	)(1)	$197,602

Expenses (excluding interest):
Compensation and benefits	32,684	(1,946	)(2)	30,738	129,058	(3,632	)(3)	125,426
Non-compensation expenses	100,265	(80,842	)(4)	19,423	132,514	(80,842	)(4)	51,672
Total expenses (excluding interest)	132,949	(82,788)		50,161	261,572	(84,474)		177,098
(Loss)/income from continuing operations before income taxes	(78,785)	82,788		4,003	(61,640)	82,144		20,504
Provision for income taxes	(3,085)	4,911	(5)	1,826	4,208	5,928	(6)	10,136
Net (loss)/income from continuing operations	$(75,700)	$77,877		$2,177	$(65,848)	$76,216		$10,368

Earnings per share:
Diluted — continuing operations	$(0.61)			$0.02 (7)	$(0.53)	$		$0.08 (7)
As a percentage of net revenues:
Compensation and benefits	60.3%			56.8%	64.6%			63.5%
(Loss)/income from continuing operations before income taxes	(145.5)%			7.4%	(30.8)%			10.4%

(1)  Represents the bargain purchase gain related to the ClearPoint acquisition on January 3, 2011.

(2)  Represents severance and stock-based compensation expense related to the Investment Banking division realignment, which resulted in the termination of 32 investment banking employees and certain administrative positions.

(3)  Includes the previously mentioned $1.9 million noted in the three months ended September 30, 2011 and also includes $1.7 million due to the resignation of the former interim CEO in the second quarter of 2011.

(4)  Includes goodwill and intangible impairment charges of $80.2 million and other non-compensation expenses of $0.6 million as a result of the Investment Banking division realignment.

(5)  The effective income tax rate of 5.9% for the three months ended September 30, 2011differs from the federal statutory rate of 35% primarily due to non-tax deductible goodwill and state and local taxes.

(6)  The effective income tax rate of 7.2% differs from the federal statutory rate of 35% primarily due to non-tax deductible goodwill, the non-taxable bargain purchase gain and state and local taxes.

(7) Non-GAAP net income from continuing operations divided by 129.6 million and 130.0 million dilutive shares for the three and nine months ended September 30, 2011, respectively.

Return on Average Tangible Stockholders’ Equity - Annualized (Non-GAAP)

Presented below is information on the Company’s annualized return on average tangible stockholders’ equity (Non-GAAP):

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2012		2011	2012		2011

Net (loss)/income from continuing operations (non-GAAP)	$(2,821	)(1)	$2,177 (1)	$(13,681	)(1)	$10,368 (1)

Plus: Amortization of intangibles, net of tax	71		255	211		1,126

Net (loss)/income from continuing operations, adjusted (non-GAAP)	(2,750)		2,432	(13,470)		11,494

Net (loss)/income from continuing operations, adjusted (non-GAAP) - annualized	$(11,000)		$9,728	$(17,960)		$15,325

Average total stockholders’ equity (GAAP)	$190,333		$304,642	$223,947		328,110

Less: Average intangible assets	(4,002)		(63,660)	(14,674)		(92,462)

Average tangible stockholders’ equity (non-GAAP)	$186,331		$240,982	$209,273		$235,648

Annualized return on tangible equity (non-GAAP)	(5.9)%		4.0%	(8.6)%		6.5%

Return on Average Stockholders’ Equity - Annualized (GAAP)

Presented below is information on the Company’s annualized return on average stockholders’ equity, which is the most directly comparable GAAP metric to the Non-GAAP metric above:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2012	2011		2012		2011

Net loss from continuing operations	$(2,801)	$(75,700)		$(68,326)		$(65,848)

Net loss from continuing operations - annualized	$(11,204)	$ NM	(2)	$ NM	(2)	$ NM	(2)

Average total stockholders’ equity	$190,333	$304,642		$223,947		$328,110

Annualized return on stockholders’ equity	(5.9)%	NM	(2)	NM	(2)	NM	(2)

(1)  Designates non-GAAP financial results.  A reconciliation of the Company’s GAAP results to non-GAAP financial results is set forth above under the caption “Reconciliation of GAAP to Non-GAAP Income from Continuing Operations.”

(2) Not meaningful.

Financial Condition

The Company’s matched book repurchase activities were wound down during the three months ended September 30, 2012 (and comprised approximately 47.1% of the Company’s total assets at December 31, 2011).  The unwinding of these activities did not have a material impact to the Company’s results of operations.

The Company’s financial instruments owned were $1.1 billion at September 30, 2012, a decline of $455 million, or 29.3%, since December 31, 2011.  Contributing to this decline were reduced loan balances in connection with the previously mentioned loan origination limits implemented by ClearPoint.

Financial instruments owned and securities sold, but not yet purchased consisted of the following:

	September 30, 2012		December 31, 2011
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Financial Instruments
Agency mortgage-backed securities	$863,151	$—	$1,085,621	$—
Loans	80,961	—	228,226	—
Federal agency obligations	69,973	—	158,774	11,796
Non-agency mortgage-backed securities	26,250	—	56,573	—
Corporate debt securities	22,725	5,673	14,524	12,254
U.S. Government obligations	21,857	249,516	5,789	158,059
Other debt obligations	11,415	—	839	—
Preferred stock	—	1,864	1,617	914
Equities	762	—	1,001	2
Derivatives	3,637	5,221	1,696	1,971
Total	$1,100,731	$262,274	$1,554,660	$184,996

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

The Company had Cash and cash equivalents of $28.5 million and $36.7 million, at September 30, 2012 and December 31, 2011, respectively.  In addition, the Company’s financial instruments that are readily marketable and actively traded were approximately $0.8 billion at September 30, 2012 compared to approximately $1.3 billion at December 31, 2011.  The decline in financial instruments owned was substantially offset by a corresponding decrease in the Company’s payable to clearing broker and secured borrowings.  The level of assets and liabilities will fluctuate due to changing market conditions and customer demand.

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

ClearPoint and Related Matters

Although originally scheduled to expire in September 2012, the lenders under Credit Facilities No. 2 and No. 3 have provided multiple short-term extensions.The warehouse lines currently expire on November 14, 2012.  On November 8, 2012, the Company announced that it was pursuing a sale of the ClearPoint business.  Refer to “Recent Developments — ClearPoint,” herein, for additional information. ClearPoint intends to continue negotiating extension terms in order for these credit facilities to be available through completion of any potential sale transaction.

Refer to Note 15 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding these warehouse lines of credit.

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

Stock Repurchase (10b-18 Plan)

In January 2012, the Board of Directors renewed the Company’s share repurchase program, authorizing up to $25 million in additional repurchases of Company common stock through the date on which the Company publicly releases its results of operations for fiscal 2012.  Stock purchases by the Company may be made from time to time in the open market or in privately negotiated transactions, if and when management determines to effect purchases and is consistent with applicable legal and regulatory requirements.  All stock repurchases by the Company shall be subject to the requirements of Rule 10b-18 promulgated under the Exchange Act.  During the period from July 1, 2012 through November 9, 2012, the Company made no repurchases.

Regulatory

As of September 30, 2012, each of the Company’s registered broker-dealer subsidiaries, Gleacher Securities and Gleacher Partners, were in compliance with the net capital requirements of FINRA and, in the case of Gleacher Securities, the NFA.  The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of September 30, 2012, Gleacher Securities had net capital of $61.3 million, which exceeded minimum net capital requirements of FINRA and the NFA by $61.0 million and Gleacher Partners had net capital of $0.8 million, which exceeded net capital requirements of FINRA by $0.6 million.

In addition, ClearPoint is subject to net worth requirements, as required by the HUD.  At September 30, 2012, ClearPoint’s net worth was $12.9 million, which was $11.9 million in excess of the $1.0 million required minimum net worth.

Derivatives

The Company utilizes derivatives for trading strategies and economic hedging strategies to actively manage its market and liquidity exposures.  In addition, the Company enters into mortgage loan interest rate lock commitments (“IRLCs”) in connection with its mortgage lending activities, which could adversely impact the Company’s liquidity to the extent there is insufficient capacity available on ClearPoint’s mortgage warehouse lines of credit and/or ClearPoint’s lenders fail to provide financing on the portions of the lines which are uncommitted.  Refer to Note 9 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Legal Proceedings

From time to time the Company and its subsidiaries are involved in legal proceedings or disputes. (Refer to Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q for additional information.)

Due to the nature of the Company’s business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings and claims.  These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending and employment matters.  Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position.  These proceedings and claims typically involve associated legal costs incurred by the Company in connection with defending against these matters, which could be significant.  The Company has been in the past, and currently is, subject to a variety of claims and litigations arising from its business, most of which it considers to be routine.

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

Based on currently available information, the Company does not believe that any current litigation, proceeding, claim or other matter to which it is a party or otherwise involved, including any associated defense costs will have a material adverse effect on its financial position, or cash flows, although an adverse development, or an increase in associated legal fees, could be material to the Company’s results of operations in a particular period, depending in part on the Company’s operating results in that period.

OFF-BALANCE SHEET ARRANGEMENTS

Certain liabilities or commitments of the Company that are not recorded in the Company’s Consolidated Statements of Financial Condition as of September 30, 2012 are identified or described in the “Contractual Obligations” section which follows and within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

In addition, refer to Note 16 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding separate limited guaranties entered into by the Parent on February 29, 2012, related to certain contractual obligations of ClearPoint.

CONTRACTUAL OBLIGATIONS

ClearPoint’s loan commitments increased $37.1 million to $221.2 million as of September 30, 2012 (of which $157.0 million are expected to fund), compared to $184.1 million as of June 30, 2012.  Amounts borrowed by ClearPoint on its secured mortgage warehouse lines of credit increased by $19.9 million to $66.6 million as of September 30, 2012, compared to $46.7 million as of June 30, 2012.

During the fourth quarter of 2012, the Company has made arrangements with certain of its business leaders whereby if equity incentives with respect to 6.0 million shares of Company common stock are not granted to these business leaders, then the Company intends to pay these individuals aggregate cash bonuses of $4.4 million for the 2012 service period.

In addition, on November 7, 2012, a subsidiary of the Company acquired certain assets and assumed certain liabilities from RangeMark Financial Services and certain of its affiliates (“RangeMark”).  The aggregate purchase consideration was $2.5 million, payable in four installments commencing September 30, 2013 through March 31, 2015.  Refer to Note 27 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

There were no other significant changes to the Company’s contractual obligations at September 30, 2012 since what was previously reported within Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurements:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), in order to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  The amendments in this ASU include clarification of (i) the application of the highest and best use valuation premise concepts and specifies that such concepts are relevant only when measuring the fair value of nonfinancial assets, (ii) the requirement to measure certain instruments classified in stockholders’ equity at fair value, such as equity interests issued as consideration in a business combination and (iii) disclosure requirements regarding quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  In addition, ASU 2011-04 changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements, including (a) measuring the fair value of financial instruments that are managed within a portfolio by permitting entities to measure such financial instruments on a net basis if such entities manage such financial instruments on the basis of their net exposure, (b) clarifying that premiums or discounts related to size as a characteristic of the reporting entity’s holding (specifically, a blockage factor) rather than as a characteristic of the asset or liability (for example, a control premium) are not permitted in a fair value measurement and (c) the expansion of disclosures about fair value measurements, including the valuation processes of financial instruments categorized within Level 3 of the fair value hierarchy and sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 8 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q which includes the disclosures as required by this ASU.

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

The Company maintains inventory in agency mortgage-backed securities, debt securities issued by U.S. Government and federal agency obligations, non-agency residential and commercial mortgage-backed securities, corporate debt, listed equities, preferred stock and certain other debt obligations.  In addition, the Company originates residential mortgage loans for resale through ClearPoint.  In order to mitigate exposure to market risk, the Company enters into derivatives including the sale of TBAs and exchange traded treasury futures contracts, or by selling short U.S. Government securities.

The following table categorizes the Company’s market risk sensitive financial instruments.

	Market Value (net)
(In thousands)	September 30, 2012	December 31, 2011
Trading risk
Interest rate	$837,515	$1,368,484
Equity	—	—
Foreign exchange	—	—
Commodity	—	—
Total trading risk	$837,515	$1,368,484
Other than trading risk
Equity	$20,015	$19,910
Interest rate	180	180
Foreign exchange	—	—
Commodity	—	—
Total other than trading risk	20,195	20,090
Total market value, net	$857,710	$1,388,574

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

The following is a discussion of the Company’s primary market risk exposures as of September 30, 2012:

Interest Rate Risk and Related Prepayment Risk

In connection with trading and residential mortgage lending activities, the Company is exposed to interest rate risk arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve.  Interest rate risk exposure is a result of maintaining inventory positions (including originated residential mortgage loans) and trading in interest-rate-sensitive financial instruments.  These financial instruments include agency mortgage-backed securities, debt securities issued by U.S. Government and federal agency obligations, non-agency residential and commercial mortgage-backed securities, corporate debt, preferred stock, certain other debt obligations and residential mortgage loans.

Prepayment risk arises from the possibility that the rate of principal repayment on mortgages will fluctuate, affecting the value of mortgage-backed securities.  Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans and turnover in housing ownership.  Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of the Company’s net interest income, the valuations of mortgage-backed securities in inventory and the effectiveness of our interest rate hedging. Prepayments of mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are uncertain. Prepayment experience also may be affected by the conditions in the housing and financial markets, including the Government Sponsored Entities buying back delinquent loans at par value, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The purchase prices of mortgage-backed securities are generally based in part upon assumptions regarding the expected rates of prepayments.  The Company’s mortgage loans related to the residential mortgage lending activities of ClearPoint are subject to prepayment risk; however, these loans tend to be sold within a short period of time subsequent to origination, which mitigates this risk to the Company.

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

The fair market value of securities exposed to interest rate and related prepayment risk included in the Company’s inventory at September 30, 2012 and December 31, 2011 was $838 million and $1.4 billion, respectively. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve, including its related effect on prepayment speeds. At September 30, 2012 and December 31, 2011, the potential change in fair value under this stress scenario was a loss of $2.0 million and $4.1 million, respectively.  Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.

The following table shows a breakdown of our interest rate exposure on September 30, 2012 and December 31, 2011:

Market value change per one hundredth of one percent interest rate increase (In thousands of dollars)	September 30, 2012	December 31, 2011
U.S. government and federal agency obligations	$62	$17
Agency mortgage-backed securities	(78)	(85)
Non-agency mortgage-backed securities	(10)	(12)
Corporate debt securities	(14)	(1)
Preferred stock	—	(1)
Total	$(40)	$(82)
Average duration (years)	1.15	0.82

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

The following tables show a breakdown of our exposure in these markets on September 30, 2012 and December 31, 2011:

Credit Sensitive Holdings Market Value as of September 30, 2012

(In thousands of dollars)	Non-agency mortgage- backed securities	Corporate debt securities	Preferred stock	Other debt obligations	Total
Investment grade	$296	$11,011	$(1,864)	$10,613	$20,056
Non-investment grade	25,954	6,041	—	802	32,797
Total	$26,250	$17,052	$(1,864)	$11,415	$52,853

Credit Sensitive Holdings Market Value as of December 31, 2011

(In thousands)	Non-agency mortgage- backed securities	Corporate debt securities, net	Preferred stock	Other debt obligations	Total
Investment grade	$19,250	$224	$871	$192	$20,537
Non-investment grade	37,323	2,046	(168)	647	39,848
Total	$56,573	$2,270	$703	$839	$60,385

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

The Company had no significant net long or short positions in marketable equity securities at September 30, 2012 and December 31, 2011.  The Company’s investment in FATV at September 30, 2012 and December 31, 2011 had a fair market value of $16.0 million and $15.9 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies.  This risk measure, for the Company’s investment in FATV amounted to $1.6 million at September 30, 2012 and $1.6 million at December 31, 2011.  Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

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

Agency and principal securities transactions with customers of the Company’s subsidiaries, other than the Rates business, are cleared primarily through a third party clearing agreement on a fully disclosed basis.  Under this agreement, transactions are deemed to be either receive versus payment, delivery versus payment or cash transactions.

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

The Company is required to maintain a deposit at the Fixed Income Clearing Corporation (the “FICC”) in connection with the self-clearing activities associated with the Rates business which began in November 2010.  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At September 30, 2012 and December 31, 2011, the Company had a deposit with the FICC of approximately $8.5 million and $15.2 million, respectively, which is recorded within Receivable from brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Refer to “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q for further information about our liquidity as of September 30, 2012 and December 31, 2011.

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

	September 30,	December 31,
(In thousands of dollars)	2012	2011

Total assets	$1,447,716	$3,303,556

Less: Securities purchased under agreements to resell	(132,608)	(1,523,227)

Adjusted assets (non-GAAP)	1,315,108	1,780,329

Stockholders’ equity	$188,383	$259,123

Leverage ratio(1)	7.7	12.7

Leverage ratio - adjusted (non-GAAP)(2)	7.0	6.9

(1)  Leverage ratio equals total assets divided by total Stockholders’ equity.

(2)  Adjusted leverage ratio equals adjusted assets divided by total Stockholders’ equity.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II-Other Information

Item 1.  Legal Proceedings

The Company is not a party to any legal proceeding required to be disclosed in this Quarterly Report on Form 10-Q per applicable SEC regulations.  Moreover, based on currently available information, the Company does not believe that any current litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, or cash flows, although an adverse development, or an increase in associated legal fees, could be material to the Company’s results of operations in a particular period, depending in part on the Company’s operating results in that period.

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

Our plan to sell ClearPoint may entail greater costs and be less beneficial to us than we anticipate.

We have announced that we are pursuing a sale of our ClearPoint mortgage banking subsidiary.  We may not be able to sell ClearPoint or its assets and business on advantageous terms, during the timeframe we envision, or at all.  Since early September, ClearPoint’s warehouse line lenders have renewed these credit lines for short time periods as we considered our options regarding our mortgage banking business.  The current extension expires on November 14, 2012.  If the lenders do not continue to extend the credit lines while we pursue a sale, we may need to engage in a sale on less favorable terms than otherwise, or we may need to abandon the sale strategy and consider other options which, may entail greater costs and/or yield fewer benefits to us.

We have estimated that the costs associated with any disposition of ClearPoint could range from $1.5 million to $6.0 million, assuming that ClearPoint’s funded and locked loans are ultimately sold without a loss.  We have also estimated that we would be able to recapture a substantial portion of the approximately $30 million of cash currently held in ClearPoint’s business.  We may ultimately incur greater costs, and/or recapture less of the cash embedded in ClearPoint’s business, than we anticipate.

For more information, see Notes 15 and 27 of Notes to Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Development - ClearPoint,” in each case included in this Quarterly Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock in the third quarter of 2012.

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

101*

The following financial statements from the quarterly report on Form 10-Q of Gleacher & Company, Inc. are attached to this report formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011, (ii) the Consolidated Statements of Financial Condition at September 30, 2012 and December 31, 2011 (iii) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and September 30, 2011, and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gleacher & Company, Inc.
(Registrant)

Date:	November 9, 2012	/s/ Thomas J. Hughes
Thomas J. Hughes
Chief Executive Officer

Date:	November 9, 2012	/s/ Bryan J. Edmiston
Bryan J. Edmiston
Controller
(Principal Accounting Officer)