Form 10-K
period 2012-12-31
GLEACHER & COMPANY, INC.
filed 2013-03-18
CIK 782842

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of common stock of the Registrant held by non-affiliates based upon the closing price of Registrant's shares as reported on The NASDAQ Global Market on June 30, 2012, which was $0.80 per share, was $100,584,912. This calculation is based on the number of shares of the Registrant's common stock outstanding as of June 30, 2012, excluding shares of the Registrant's common stock held by any officer or director of the Company or by any person known by the Company to own 5% or more of the Registrant's outstanding shares of common stock. Exclusion of shares held by any person should not be construed as a conclusion by the Company, or an admission by any such person, that such person is an "affiliate" of the Company, as defined by applicable securities laws.

         As of February 28, 2013, 123,242,192 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These statements are not historical facts but instead represent the Company's belief or plans regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company's control. The Company often, but not always, identifies forward-looking statements by using words or phrases such as "anticipate," "estimate," "plan," "project," "target," "expect," "continuing," "ongoing," "believe" and "intend." The Company's forward-looking statements are based on facts as the Company understands them at the time the Company makes any such statement as well as estimates and judgments based on these facts. The Company's forward-looking statements may turn out to be inaccurate for a variety of reasons, many of which are outside of its control. Factors that could render the Company's forward-looking statements subsequently inaccurate include the conditions of the securities markets, generally, and demand for the Company's services within those markets, the risk of further credit rating downgrades of the U.S. government by major credit rating agencies, the impact of international and domestic sovereign debt uncertainties, the possibilities of localized or global economic recession and other risks and factors identified from time to time in the Company's filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake to update any of its forward-looking statements.

        You should review the "Risk Factors" section of this Report for a discussion of the important factors that could cause actual results to differ materially from those described in or implied by the forward-looking statements contained in this Report.

        In particular, the Company has recently experienced several adverse events that have significantly affected our business operations and have resulted in a recent and serious decline in our financial results. In order to address these issues, the Company is seeking, and may continue to seek a strategic transaction with a third party that could result, for example, in an acquisition of the Company or sale of all or substantially all of our assets. Whether the Company can effect such a transaction, and if so, the terms of any such transaction, will greatly affect the Company's future and, as a result, the ultimate accuracy of our forward-looking statements.

        As used herein, the terms "Company," "Gleacher," "we," "us," or "our" refer to Gleacher & Company, Inc. and its subsidiaries.

Item 1.    Business

Overview

        Gleacher & Company, Inc. (the "Parent," and together with its subsidiaries, the "Company") is an independent investment bank that provides corporate and institutional clients with strategic and financial advisory services. The Company also provides capital raising, research-based investment analysis, and securities brokerage services. The Company offers a range of products through its Investment Banking, Mortgage Backed Securities & Rates ("MBS & Rates") and Credit Products divisions. The Company was originally incorporated in 1985 in the state of New York and re-incorporated under the laws of the state of Delaware in 2010 and its common stock is traded on The NASDAQ Global Market ("NASDAQ") under the symbol "GLCH."

        The Company also provided residential mortgage lending services through its subsidiary, ClearPoint Funding Inc. ("ClearPoint"). On February 14, 2013, the Company entered into an agreement to sell substantially all of the assets of ClearPoint to Homeward Residential, Inc. (the "Homeward Transaction"). This transaction closed on February 22, 2013, and all remaining business activities of ClearPoint are being wound down. Refer to Note 29 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

        In recent years, we have incurred losses and experienced significant turnover, including among our senior management and business leaders of our operating segments, as well as a number of departures, generally, throughout the ranks of our organization. Recently we have experienced several events that have adversely affected our business operations and resulted in a further deterioration in our financial results. In August 2012 we announced that we were engaged in exploring and evaluating strategic alternatives for the Company, including partnering with one or more equity investors, strategic acquisitions and divestitures or a business combination involving the Company. In this process we explored a wide variety of potential strategic transactions. By February 2013, we had not yet been presented with a suitable strategic alternative. We intended, however, to continue to examine strategic alternatives should appropriate opportunities arise. We announced this update on February 15, 2013. As would be expected, our strategic review introduced uncertainty with our trading partners and employees and consumed significant amounts of our senior management's time and attention. This uncertainty increased after our February 15 update.

        In January 2013, Eric J. Gleacher, our then-chairman and a significant stockholder, resigned as a director and executive officer of the Company.

        In mid-February, 20 sales and trading professionals from our Credit Products group left together to join another securities firm, reducing the headcount of this group to approximately 70. As a result, revenues from this group have declined significantly.

        In a letter dated February 23, 2013, four current directors of the Company, Henry S. Bienen, Robert A. Gerard, Bruce Rohde and Robert S. Yingling, informed the Company that they do not intend to stand for re-election at the Company's 2013 Annual Meeting of Stockholders, to be held on May 23, 2013 (the "Annual Meeting"). These directors stated that their decision was based on communications from MatlinPatterson FA Acquisition LLC, a significant holder of the Company's common stock ("MatlinPatterson"), indicating that MatlinPatterson would oppose their re-election. These directors further stated that they had reason to believe that Mr. Gleacher would also vote his shares against them were they to run and that, as a result, it is a virtual certainty that if they were to stand for re-election, they would not be re-elected. The letter also stated that, should the situation change in the interim, they may be willing to reconsider their decision not to stand. The directors' decision not to stand for re-election was not the result of any disagreement with the Company relating to the Company's operations, policies or practices.

        Also on February 23, 2013, the Company received a submission by MatlinPatterson of a slate of eight nominees for election to the Company's Board of Directors at the Annual Meeting. In their proposal, MatlinPatterson nominated current directors Marshall Cohen, Mark R. Patterson and Christopher Pechock, as well as nominees Carl McKinzie, Jaime Lifton, Edwin Banks, Keith B. Hall and Nasir A. Hasan.

        Uncertainties regarding the implications of our net losses and management and employee turnover have been aggravated by these more recent events, resulting in further questions regarding the stability and strategic direction of the Company and adversely affecting relations with both our clients and our employees. A number of our trading customers have reduced or suspended trading activities with us. Moreover, at least in part because of the perceived instability of our business, new investment banking mandates have dwindled. These events have weakened employee morale, which may lead to additional resignations. As a result, we have experienced a significant decline in revenue in the first quarter of 2013, and we cannot predict when, or if, we will be able to reduce or reverse this decline and associated losses.

        In order to address these issues and preserve value for our stockholders, the Company is seeking, and may continue to seek, a strategic transaction with a third party that could result, for example, in an acquisition of the Company or the sale of all or substantially all of our assets. Subsequent to our February 15 update on our review of strategic alternatives, we have been approached by third parties regarding potential strategic alternatives. If we are unable to consummate a strategic transaction, we will consider such alternatives, if any, as may be available to us at such time. In doing so, we will consider all relevant factors, including our financial condition and operating results, our access to financial resources, the market environment and our financial and operational prospects. Depending on the circumstances, courses of action could consist of expeditious reduction of operating and overhead expenses and/or monetization of assets, among other steps.

        As of March 15, 2013, the Company had approximately 220 employees.

        The Company's Gleacher & Company Securities, Inc. ("Gleacher Securities") and Gleacher Partners, LLC ("Gleacher Partners") subsidiaries are registered as broker-dealers with the Securities and Exchange Commission ("SEC") and are members of the Financial Industry Regulatory Authority, Inc. ("FINRA") and various exchanges. Gleacher Securities is also a member of the National Futures Association ("NFA"). ClearPoint remains under the regulatory oversight of the Department of Housing and Urban Development ("HUD"), as well as various regulatory bodies in the states in which it conducts business until it's business activities are wound down.

        The Company's headquarters are located at 1290 Avenue of the Americas, New York, NY 10104. The telephone number at that address is (212) 273-7100, and our internet address is www.gleacher.com.

Business Segments

        As of December 31, 2012 we operated through the following four business segments:

  •
  Investment Banking

    This division provides financial advisory and capital raising services in connection with mergers, acquisitions and other strategic matters. The division is being realigned around existing M&A expertise, expanded capital markets capabilities and key industry verticals, including real estate, leveraged finance, financial services, aerospace and defense, technology, media and telecom, paper and packaging, general industrial and financial sponsor coverage.

  •
  MBS & Rates

    This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues are currently generated from spreads on principal transactions executed to facilitate trades for clients, including on a riskless principal basis. Revenues are also generated from changes in fair value and interest income on securities held in inventory. In addition, this division is integrating its advanced analytics and quantitative research capabilities through its platform acquired from RangeMark Financial Services, Inc. ("RangeMark"). RangeMark's integration may also provide for revenues earned through advisory services.

  •
  Credit Products

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

  •
  ClearPoint

    This division originated, processed and underwrote single and multi-family residential mortgage loans within a number of states across the country. The loans were underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Revenues were generated primarily from the sale of the residential mortgage loans with servicing released. On February 14, 2013, the Company entered into the Homeward Transaction, an agreement to sell substantially all of ClearPoint's assets to Homeward Residential, Inc. ("Homeward"). This transaction closed on February 22, 2013, and all remaining business activities of ClearPoint are being wound down.

Other Activities

        The Company also recognizes investment gains/(losses) and earns fees related to the Company's investment in and management of FA Technology Ventures L.P. ("FATV" or the "Partnership") a fund that holds investments in privately held companies. The Company's results also include expenses not directly associated with specific reportable segments, including goodwill impairment charges, costs related to corporate overhead and support, such as various fees associated with financing, legal and consulting expenses and amortization of certain intangible assets from business acquisitions not reported within discontinued operations.

Sources of Revenues

        Set forth in the table below is information regarding the amount and percentage of net revenues derived from each of our principal revenue sources (excluding net revenues from discontinued operations) for the years ended December 31:

	2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Principal transactions	$52,771	25.9%	$89,108	34.1%	$79,433	32.0%
Commissions	71,418	35.1%	71,347	27.3%	76,817	30.9%
Investment banking	30,553	15.0%	33,069	12.7%	43,400	17.5%
Investment banking revenues from related party	—	0.0%	—	0.0%	1,947	0.8%
Investment gains, net	1,233	0.6%	2,996	1.1%	7	0.0%
Interest income	48,796	24.0%	66,194	25.3%	57,292	23.0%
Gain from bargain purchase—ClearPoint Funding, Inc. acquisition	—	0.0%	2,330	0.9%	—	0.0%
Fees and other	11,651	5.7%	8,041	3.1%	1,004	0.4%

Total revenues	$216,422	106.3%	$273,085	104.6%	$259,900	104.6%

Interest expense	12,827	6.3%	11,913	4.6%	11,318	4.6%

Net revenues	$203,595	100.0%	$261,172	100.0%	$248,582	100.0%

        The financial results set forth in the foregoing table may not be representative of future results due to recent developments described in Item 1, "Business—Overview" and elsewhere in this Annual Report on Form 10-K. For information regarding the Company's reportable segments, refer to Note 27 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Principal Transactions

        For the periods presented, principal transactions revenues were generated primarily by the Company's MBS & Rates and ClearPoint divisions, and to a lesser extent, the Credit Products division. The MBS & Rates division generates revenues from spreads on customer trading activities and changes in fair value on financial instruments held in inventory, including agency mortgage-backed securities, debt issued by U.S. Government and federal agency obligations, commercial mortgage-backed debt, residential mortgage-backed debt, other debt obligations, CDOs, corporate debt securities, equity securities, preferred stock and derivatives. The Company's ClearPoint division originated mortgage loans and entered into related hedging instruments in connection with its residential lending activities. Changes in the fair value of such loans and hedging are also reflected in principal transactions.

Commissions

        Commission income is primarily comprised of commission equivalents earned on riskless principal transactions generated in both the Company's Credit Products and MBS & Rates divisions.

Investment Banking

        Investment banking fees are generated from financial advisory services in regards to mergers and acquisitions, restructurings and recapitalizations and from acting as an underwriter or placement agent in debt, equity and convertible securities offerings.

        Set forth in the table below is information regarding investment banking revenues by area for the periods indicated:

	For the years ended December 31,
(In thousands)	2012	2011	2010
Investment banking transactions
Advisory services	$24,388	$24,341	$32,383
Capital markets	6,165	8,728	12,964

Total Investment banking revenues	$30,553	$33,069	$45,347

Investment gains (losses)

        Investment gains (losses) primarily represent the changes in fair value of the Company's investment in FATV, which is comprised of 19 holdings primarily in 7 privately held companies. Refer to Note 10 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Interest Income & Expense

        Interest income is recognized principally within the Company's MBS & Rates division on its portfolio of fixed income securities. The Company incurs interest expense primarily as a result of funding its trading portfolio through its clearing broker and, to a lesser extent, through the repurchase markets. The Company's ClearPoint division recognized interest income in connection with its residential mortgage lending activities and incurred interest expense on its short-term secured mortgage warehouse lines of credit. The decrease in net interest income during the year ending December 31, 2012 compared to the prior years is primarily due to reduced inventory levels.

Fees and Other

        Fees and other revenues generally relate to miscellaneous fees earned in connection with ClearPoint's residential mortgage lending activities and to investment management fees earned by FA Technology Ventures Corporation. Fees and other revenues, during the year ended December 31, 2012, also include $2.6 million related to the clawback of certain stock-based compensation grants subject to non-competition provisions (Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein for additional information).

Bargain Purchase Gain

        The Company recorded a bargain purchase gain during the year ended December 31, 2011 related to its acquisition of ClearPoint on January 3, 2011.

Recent Developments

Departure of Executive Officer

        Effective January 28, 2013, Mr. Gleacher resigned as a director and executive officer of the Company. Mr. Gleacher agreed to continue to provide services to the Company in connection with a pending investment banking transaction. In return for these continued services, Mr. Gleacher will receive a payment in an amount determined in accordance with an existing formula for payments to employees relating to advisory fees that may be received by the Company in respect of the client transaction, as well as related costs and expenses.

Departure of Professionals in the Credit Products Division

        On February 20, 2013, the Company confirmed the departure of approximately 20 professionals previously employed in the Company's Credit Products division, reducing this division's headcount to approximately 70. As a result, revenues from this group have declined significantly.

Prospective Departure of Certain Members of the Board of Directors

        In a letter dated February 23, 2013, four current directors of the Company, Henry S. Bienen, Robert A. Gerard, Bruce Rohde and Robert S. Yingling, informed the Company that they do not intend to stand for re-election at the Company's Annual Meeting. These directors stated that their decision was based on communications from MatlinPatterson indicating that MatlinPatterson would oppose their re-election. These directors further stated that they had reason to believe that Mr. Gleacher would also vote his shares against them were they to run and that, as a result, it is a virtual certainty that if they were to stand for re-election, they would not be re-elected. The letter also stated that should the situation change in the interim, they may be willing to reconsider their decision not to stand. The directors' decision not to stand for re-election was not the result of any disagreement with the Company relating to the Company's operations, policies or practices.

Director Nominations by MatlinPatterson

        Also on February 23, 2013, the Company received a submission by MatlinPatterson of a slate of eight nominees for election to the Company's Board of Directors at the Annual Meeting. In their proposal, MatlinPatterson nominated current directors Marshall Cohen, Mark R. Patterson and Christopher Pechock, as well as nominees Carl McKinzie, Jaime Lifton, Edwin Banks, Keith B. Hall and Nasir A. Hasan.

Decline in Business Operations and Revenue

        We have recently experienced a significant decline in our business operations and revenue. We cannot predict when, or if, we will be able to reduce or reverse this decline and associated losses. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the footnotes to the consolidated financial statements contained in Item 8 to this Annual Report on Form 10-K.

Operations

        The Company's broker-dealer subsidiaries clear customers' securities transactions primarily through a third party under a clearing agreement. Under this agreement, transactions are deemed to be either receive versus payment, delivery versus payment or cash transactions. Gleacher Securities self-clears its trading activities in U.S. government securities (the "Rates business"), and as a result became a member of the Depository Trust and Clearing Corporation, Government Securities Clearing Corporation and Fixed Income Securities Clearing Corporation ("FICC").

Discontinued Operations

        The Company has classified the results of the Equities division as discontinued operations due to the exit of this business on August 22, 2011.

Competition

        As an investment bank, all aspects of the Company's business are intensely competitive. The Company competes with other investment banks, commercial banks or bank holding companies, brokerage firms, merchant banks and financial advisory firms. The Company competes with firms nationally as well as on a regional, product or business line basis. Many of the Company's competitors have substantially greater capital and resources and offer a broader range of financial products. The Company believes that the principal factors affecting competition in its businesses include client relationships, reputation, quality and price of our products and services, market focus and the ability of our professionals. Competition is intense for the recruitment and retention of qualified professionals. The Company's ability to compete effectively in its businesses will depend upon its continued ability to retain and motivate its existing professionals and attract new professionals.

Regulation

        The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the direct oversight of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, NFA and the U.S. securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the securities industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to substantial regulation by state securities authorities in the U.S. jurisdictions in which they are registered. Gleacher Securities and Gleacher Partners are registered as broker-dealers in all 50 states, the District of Columbia and Puerto Rico. Gleacher Securities is also registered in the U.S. Virgin Islands.

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

        As a mortgage originator, ClearPoint is licensed and authorized to conduct lending activities in a number of states. Its activities included the origination, processing and underwriting of single and multi-family mortgage loans. ClearPoint is under the regulatory oversight of the HUD, as well as various regulatory bodies in the states in which it conducts business. In connection with the Homeward Transaction, ClearPoint will be winding down its operations, including surrendering its licenses to conduct business and voluntarily withdrawing from HUD related activities.

        Regulatory scrutiny of the financial services industry has increased in recent years, including through the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") which was signed into law in July 2010. Dodd-Frank was passed to address (i) the perceived insufficient oversight and regulation of the U.S. financial system, (ii) the unregulated over-the-counter derivatives market and (iii) the lack of a consumer protection authority. Dodd-Frank covers a broad spectrum of reforms aimed at bringing accountability to the U.S. financial system and limiting those risks considered to have contributed to the economic crisis of 2008-2009. This legislation, as well as other federal and state laws, changes in rules promulgated by the SEC and by self-regulatory organizations as well as changes by state securities authorities, and/or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. In light of the uncertainty of future regulatory developments, the full extent of the impact of any new requirements on our Company's business is unknown at this time. Any new or amendments to existing regulations resulting from Dodd-Frank may impact the Company's profitability, business practices or activities, obligations concerning capital, liquidity or leverage, and potential liabilities. Any changes in the regulatory requirements may also necessitate changes to the Company's policies, procedures or practices in order to comply with new requirements, which may require additional capital investment and attention from Company management. The SEC, self-regulatory organizations, and state securities regulators have broad authority to conduct examinations and inspections and to initiate administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of U.S. broker-dealer regulation is the protection of customers and the securities markets rather than protection of stockholders of broker-dealers.

Regulatory Requirements

        As broker-dealers, Gleacher Securities and Gleacher Partners are subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act. Gleacher Securities is also subject to the net capital requirements promulgated under the Commodity Futures Trading Commissions (Regulation 1.16). These net capital rules are designed to measure the general financial condition and liquidity of a broker-dealer, and they impose a required minimum amount of net capital deemed necessary to meet a broker-dealer's continuing commitments to its customers.

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

        At December 31, 2012, net capital and excess net capital of the Company's broker-dealer subsidiaries were as follows:

(In millions)	Net Capital	Excess Net Capital
Gleacher Securities	$56.2	$55.9
Gleacher Partners	$0.8	$0.5

        ClearPoint is subject to net worth requirements mandated by HUD. At December 31, 2012, minimum net worth required and adjusted net worth of ClearPoint was as follows:

(In millions)	Net Worth	Net Worth above amount Required
ClearPoint	$10.3	$9.3

Business Continuity Plan

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

        The Company also makes available, on the Corporate Governance page of its website, (i) its Corporate Governance Guidelines, (ii) its Code of Business Conduct and Ethics, (iii) the charters of the Audit, Executive Compensation, and Directors and Corporate Governance Committees of its Board of Directors, and (iv) its Procedures for Reporting Violations of Compliance Standards. These documents are also available in print without charge to any person who requests them by writing or telephoning: Gleacher & Company, Inc., 1290 Avenue of the Americas, New York, NY 10104, U.S.A., Attn: Investor Relations, telephone number (212) 273-7100.

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

Risks Specific to our Company

        Recent developments have adversely affected our relations with customers and employees, and relations may worsen.    We have experienced several events in the recent past that have adversely affected relations with both our clients and our employees. As discussed above under Item 1, "Business—Overview," uncertainties regarding the implications of our net losses and management and employee turnover have been aggravated by the absence of a strategic transaction, the departure of Mr. Gleacher, the departures of key personnel and a prospective turnover on our Board, resulting in further questions regarding the stability and strategic direction of the Company. For example, a number of our clients have reduced or suspended trading operations with us. Moreover, at least in part because of the perceived instability of our business, new investment banking mandates have dwindled. Employee morale has also been weakened. These uncertainties may exacerbate themselves by causing additional employees to resign or additional customers to reduce or suspend trading activities with us. The Company's ability to recruit new personnel, build new or strengthen existing customer relations and generally conduct business are also greatly impaired by these circumstances, which could result in further significant declines in the level of the Company's business operations despite the efforts of management to restore confidence and recruit personnel.

        We have a history of losses and may not return to profitability in the near future or at all.    We have incurred losses in recent years, including net losses of approximately $77.7 million, $82.1 million and $20.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Moreover, the recent events described above have resulted in a further decline in our business operations and resulting revenue. This decline will result in significantly greater losses than we had previously anticipated. We cannot predict with certainty when or if we will be able to reduce or reverse these losses and return to profitable operations. If we are not successful in eliminating our recurring losses and achieving profitable operations, or are not able to consummate a strategic transaction, we would need to wind down our business and, ultimately, cease operations. There can be no assurance that we will be able to reduce or reverse our operating losses or consummate a strategic transaction.

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

        In the past, we have lost investment banking, brokerage, research, and other senior professionals and executives. For example, in February 2013, approximately 20 professionals previously employed in our Credit Products division resigned and began working for a competitor. We also experienced approximately 70 departures in our MBS & Rates division since April 2012, which were subsequently replaced by the hiring of approximately 50 professionals. In addition, over the past three years, we have experienced significant turnover of senior management, including multiple chief executive and chief financial officers, as well as the heads of our divisions. The several events in the recent past discussed above under Item 1, "Business—Overview" have weakened employee morale, which may lead to additional resignations. Such turnover can result, and has resulted, in disruptions and inefficiencies in our business. As a result, we have experienced a significant decline in revenue in the first quarter of 2013, and we cannot predict when, or if, we will be able to reduce or reverse this decline in associated losses. Moreover, this type of turnover forces us to commit greater amounts of resources to recruiting. These factors have adversely impacted our stock price, our client relationships, our business and operating results, and may make recruiting for future management positions more difficult.

        We also encounter intense competition to recruit qualified employees. Companies with which we compete for employees include those in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds, private equity funds and venture capital funds. At any time, there could be a shortage of qualified personnel whom we could hire. Recent adverse developments and publicity involving the Company have made hiring particularly challenging. These challenges may hinder our ability to expand or cause a backlog in our ability to conduct our business, including the handling of investment banking transactions and the processing of brokerage orders.

        Our financial results may fluctuate substantially from period to period, which may impact our stock price.    In recent years, we have incurred losses and experienced significant turnover, including among our senior management and business leaders of our operating segments, as well as a number of departures, generally, throughout the ranks of our organization. Recently, as discussed under Item 1, "Business—Overview," we have experienced several events that have adversely affected our business operations and resulted in a further deterioration of our financial results. We cannot predict when, or if, we will be able to reduce or reverse this decline in our results.

        In addition, variations in our financial results are also attributed in part to trading activity and the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. Our business is highly dependent on market conditions and the interest in the market for the products and services we trade and offer, as well as the decisions and actions of our clients and interested third parties. This risk may be intensified by focusing on companies in specific industries or sectors. For example, our investment banking segment focuses on companies in the real estate, leveraged finance, financial services, aerospace and defense, technology, media and telecom, paper and packaging, general industrial and financial sponsor coverage industries. Concentrating in a specific sector or industry exposes us to volatility in that area that may not affect the broader markets. In addition, our results of operations experience some seasonality, with the third quarter typically being less robust than other quarters, because of typical summer month activity slow-down in July and August of each year for our sales and trading operations, as well as the impact of the holiday season on fourth quarter operating results.

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

        Our assets include illiquid investments in private equity funds, which we may not be able to monetize in the near term or at all.    We have made principal investments in private equity funds and may make additional investments in future funds. These investments are typically made in securities that are not publicly traded and therefore are subject to an inherent liquidity risk. At December 31, 2012, $20.4 million of our total assets consisted of relatively illiquid private equity investments. (Refer to Note 10 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.) Our interests in these private equity funds are susceptible to changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. It takes a substantial period of time to identify attractive investment opportunities and then to realize the cash value of the investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash. If we choose or are required to accelerate an exit in one or more of these investments, we would likely realize substantially less in proceeds than if we had sold any such investment at a more opportune time.

        We may be unable to fully capture the expected value from acquisitions and investments and personnel.    To the extent that we make acquisitions or enter into business combinations, we face numerous risks and uncertainties. We might not be able to complete an announced business combination, and even if completed the acquisition or combination might not provide sufficient earnings power or other value to justify its cost. Moreover, we could experience expensive and time-consuming problems integrating the relevant operations, accounting and data processing systems, management controls, relationships with clients and business partners and other systems and operations of the acquired or combined business. In addition, acquisitions may involve the issuance of shares of our common stock, which would dilute our stockholders' ownership of our firm, or we may borrow funds or use cash on hand, which may impact our funding and liquidity. Furthermore, acquisitions entail a number of risks or other problems, including the inability to maintain key pre-acquisition business relationships, increased operating costs, exposure to unanticipated liabilities and difficulties in realizing projected efficiencies, synergies and cost savings. If we are not able to integrate acquisitions successfully, our results of operations may be materially and adversely affected. Also, expansions or acquisitions divert our management's attention from our other operations.

        Our trading in mortgage backed securities exposes us to prepayment risk.    The majority of our securities owned are related to our MBS & Rates division and are primarily comprised of agency mortgage backed securities. Our holdings in these securities are subject to prepayment risk, which have resulted and may continue to result in losses or lower returns than originally anticipated. The low interest rate environment and government initiatives to help underwater homeowners refinance their mortgages subject us to prepayment risk. In addition, other industry developments such as delinquent loan buy-backs at par, or modifications to mortgage loans, including those that may reduce the principal balance owed, could have an adverse impact on our trading revenues.

        Certain of our businesses focus principally on specific sectors of the economy. Deterioration in the business environment in these sectors generally or decline in the market for securities of companies within these sectors could materially and adversely affect our business.    Our investment banking business focuses principally on the real estate, leveraged finance, financial services, aerospace and defense, technology, media and telecom, paper and packaging, general industrial and financial sponsor coverage industries. Volatility in the business environment in these sectors, or in the market for securities of companies within these sectors, could substantially affect our financial results and the market value of our common stock. The market for securities in each of our target sectors may also be subject to industry-specific risks. Underwriting transactions, strategic advisory engagements and trading activities in our target sectors represent a significant portion of our business. This concentration exposes us to the risk of substantial declines in revenues in the event of downturns in these sectors of the economy. Any future downturns in our target sectors could materially and adversely affect our business and results of operations.

        Our principal trading and investments expose us to risk of loss.    We maintain securities trading positions primarily in our MBS & Rates division and may incur significant losses from these positions due to market fluctuations. For example, to the extent that we own securities, a downturn in the value of those securities would result in losses. Conversely, to the extent that we have sold securities we do not own, an upturn in value could expose us to potentially unlimited losses. We seek to minimize market risk associated with these positions by trading out of them as quickly as possible and/or through hedging strategies. Certain positions, however, may be held by us for longer periods of time while we are seeking buyers for those positions, thereby exposing us to greater risk of loss. The risk of loss is accentuated, both in terms of likelihood and amount, in times of market volatility such as experienced over the past few years. In addition, our hedging strategies may not successfully mitigate losses in our principal positions. If our hedging strategies are not successful, we could suffer significant losses.

        Our risk management policies and procedures may leave us exposed to unidentified or unanticipated financial risk.    Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

        Our risk-hedging strategies also expose us to the risk that counterparties that owe us money, securities or other assets will not perform on their obligations. These counterparties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. Although we review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the strategies we utilize to manage our exposure to risk are not effective, we may incur significant losses.

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

        Our exposure to legal liability is significant. Damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.    Due to the nature of the Company's business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings and claims. These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending, employment matters and stockholder claims. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company's financial position. These proceedings and claims typically involve associated legal costs incurred by the Company in connection with defending against these matters, which could be significant. We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. We have been in the past, and are currently, subject to a variety of litigation arising from our business, most of which we consider to be routine. Risks in our business include potential liability under securities, mortgage lending or other laws. We are also subject to claims by employees alleging discrimination, harassment or wrongful discharge, among other things, and seeking recoupment of compensation claimed to be owed (whether for cash or forfeited equity awards), and other damages. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time.

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

        See also—Item 3, "Legal Proceedings."

Risks Common to Companies in the Financial Services Industry

        Operating in the financial services industry exposes us to particular risks unlike those attendant to operating in other segments of the economy. We summarize the most significant of these risks below.

        Difficult market conditions have adversely affected and may continue to adversely affect our business in many ways.    Our businesses, by their nature, do not produce predictable earnings and are materially affected by conditions in the financial markets and economic and geopolitical conditions generally, both in the U.S. and around the world. Ongoing events relating to the European debt crisis and the budget debates in Congress, combined with continuing uncertainties about the global economic outlook, have led to volatile global markets and challenging economic conditions. Market volatility can lead to unanticipated, severe and rapid depreciation in asset values accompanied by a reduction in asset liquidity. Market uncertainty and unfavorable economic conditions may also cause clients to curtail their investment activities or even cease doing business. Such adverse conditions could also negatively affect our ability to retain our clients and attract new clients. It is impossible to predict the long-term impact of this market and economic environment, whether it will persist or recur, or the extent to which our markets, products and businesses will be adversely affected. In addition, the passing and implementation of Dodd-Frank has and will continue to result in various programs, initiatives and actions being implemented in the U.S. and other markets in order to stabilize the markets, increase liquidity and restore investor confidence. It is unclear whether such initiatives will in fact be positive or negative for the financial markets over either the short or long-term.

        If the economic recovery remains weak and uncertain, our operations, including sales and trading and investment banking, could be negatively impacted by a reduction of trading volumes, continued tightening of spreads, fewer completed investment banking transactions, a reduced backlog and decreased size of transactions, and our diminished role in these businesses, resulting in reduced principal transactions and investment banking revenues. In the event of extreme market events, such as a recurrence of the global credit crisis, we could incur substantial loss on the value of our securities due to market volatility.

        Our business is also significantly affected by interest rates, which can change suddenly and unexpectedly. The Federal Reserve (the "Fed") continues to implement programs designed to further stimulate the economy by keeping interest rates low. However, the long-term impact of such programs, and the extent to which the Fed will continue these programs, remains uncertain. These programs, as well as other possible changes to the Fed's monetary policy, could significantly impact interest rates. An increase in interest rates could decrease the level of customer activity, increase our cost of funding, likely decrease new issues in the debt capital markets, decrease the value of securities owned by us and create a business environment in which mergers and acquisitions activity decreases.

        Any or all of these conditions could adversely affect our financial condition and results of operations.

        The financial services industry and the markets in which we operate are subject to systemic risk that could adversely affect our business and results.    Participants in the financial services industry and markets increasingly are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development with one participant (such as a bankruptcy or default) may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems or losses) for other participants, including the clearing organizations, clearing houses, banks, exchanges and other intermediaries with which we conduct business. This was evident during the credit crisis of 2008-2009, and the resulting events had a negative impact on many other industry participants. Dodd-Frank and other legislation, intended to prevent or minimize another financial crisis as a result of systemic risk, may not be effective in doing so. Systemic risk is inherently difficult to assess and quantify, and its form and magnitude can remain unknown for significant periods of time and could have a negative impact on us.

        The volume of anticipated investment banking transactions may differ from actual results.    Our investment banking revenues are typically earned upon the completion of a transaction. In most cases, we receive little or no payment for investment banking engagements that are not successfully completed. Furthermore, the completion of investment banking transactions for which we have been engaged is uncertain and beyond our control. For example, a client's transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If parties fail to complete a transaction on which we are advising or an offering in which we are participating, we earn little or no revenue but may incur significant expenses (for example, travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market conditions as well as the decisions and actions of our clients and third parties, many of which have no interest in, or are adverse to, the completion of a given transaction. The number of transactions for which we have been engaged is subject to change and is not necessarily indicative of future revenues.

        Financing and advisory services engagements are singular in nature and do not generally provide for subsequent engagements.    Even though we work to represent our clients at every stage of their lifecycle, we are typically retained on a short-term, engagement-by-engagement basis in connection with specific capital markets, mergers and acquisitions, or advisory engagements. As a result, high activity levels in any period are not necessarily predictive of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of those transactions, our business and results of operations will likely be adversely affected.

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

        Increases in capital commitments in our trading, underwriting and other businesses increases the potential for significant losses.    Capital commitment needs in the capital markets industry may result in larger and more frequent commitments of capital by financial services firms in many of their activities. Relative to many of our competitors, we have limited access to additional capital, which could put us at a competitive disadvantage. As a result, we may be forced to commit greater percentages of capital, relative to our competitors, to facilitate our business activities.

        Our underwriting activities may place our capital at risk.    We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell at anticipated price levels, securities we purchase as an underwriter. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite.

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

        We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced price competition in our MBS & Rates and Credit Products divisions, particularly in the form of compression in trading commissions and spreads. In addition, pricing and other competitive pressures in investment banking, have continued and could adversely affect our revenues. We will likely experience competitive pressures in these and other areas in the future, as competitors seek to obtain market share by competing on the basis of price.

        Many of our competitors in the brokerage and investment banking industries have a broader range of products and services, greater financial and marketing resources, larger client bases, greater name recognition, more professionals to serve their clients' needs, greater global reach and more established relationships with clients than we have. These larger and better-capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. For example, many of our larger competitors have in the past provided bridge lending and equity participation and otherwise committed their own capital to facilitate transactions. The ability to provide financing is an important advantage for some of our larger competitors, and if this trend continues, it would adversely affect us competitively because we do not regularly provide such financing. Additionally, these broader, more robust investment banking and financial services platforms may be more appealing to investment banking professionals than our business, making it more difficult for us to recruit new employees and retain those we have.

        If we are unable to compete effectively in our markets, our business, financial condition and results of operations will be adversely affected.

        Financial services firms have been subject to increased scrutiny and enforcement activity over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.    The financial services industry has experienced increased scrutiny and enforcement activity from a variety of regulators, including the SEC, Commodity Futures Trading Commission, FINRA, NYSE, NFA, NASDAQ, HUD, the state securities commission and state attorneys general. This regulatory environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by Congress, individual state legislatures, the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets, such as the Dodd-Frank legislation, as well as proposals that have been made both domestically and internationally, including additional capital and liquidity requirements. For example, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Moreover, penalties and fines sought by regulatory authorities have increased substantially over the last several years.

        We are also involved, from time to time, in other reviews, investigations, examinations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The Company's broker-dealer subsidiaries are subject to routine audits by FINRA and the NFA. If these audits result in any adverse findings by FINRA or the NFA, we may incur fines or other censure. In the ordinary course of business, the Company and its subsidiaries receive inquiries and subpoenas from the SEC, state securities regulators and self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. The responses to these communications have in the past resulted in the Company and/or its subsidiaries being cited for regulatory deficiencies, although to date these communications have not had a material adverse effect on the Company's business. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

        Extensive regulation of public companies in the U.S. could reduce our revenues and otherwise adversely affect our business.    Highly publicized financial scandals in past years have led to investor concerns over the integrity of the U.S. financial markets and have prompted Congress and various regulatory agencies to significantly expand corporate governance, internal control over financial reporting and public disclosure requirements. In addition, the Dodd-Frank legislation is leading to more regulation of both public companies and the financial services industry. Any new corporate governance rules may divert a company's attention away from capital markets/investment banking transactions, including securities offerings and acquisition and disposition transactions. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

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

        Employee misconduct could harm us and is difficult to detect and deter.    There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years. We also are exposed to the risk of employee misconduct. For example, misconduct by employees could involve the improper use or disclosure of confidential information or inappropriate sales techniques or engaging in unauthorized trading or other business. Any of these events could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be fully effective.

Risks Relating to our Liquidity and Access to Capital

        The financial services industry is characterized by transacting in very large sums of money. It is typical for companies like ours to finance their operations in part through credit lines and other short-term financing arrangements. This dynamic gives rise to serious risks in the event that we or another participant in this industry loses a source of financing or otherwise is required to satisfy a substantial payment obligation at a time when adequate capital is not otherwise available to it. The risk factors below describe many of the different varieties of this risk, some specific to us and others facing most or all participants in the financial services industry. For more information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" herein for more information.

        Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses.    Liquidity, or ready access to funds, is essential to financial services firms. Recent failures of financial institutions have often been directly attributable to a very sudden and unexpected need for large amounts of cash, which was not available. Liquidity is of particular importance to our trading business, and perceived liquidity issues may affect the willingness of our clients and counterparties to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we are unable to control, such as a general market disruption, negative views about the financial services industry generally or an operational problem that affects our trading clients, third parties or us. We currently do not have committed sources of borrowing through bank financing arrangements. We rely on cash and assets that have historically traded in readily active markets, such as our securities held in inventory, to collateralize and finance our operations generally and to maintain our margin requirements, particularly with our principal clearing firm, Pershing LLC. Our broker-dealer's inventory is financed by our clearing firm and periodically through repurchase agreements. The recent adverse events could result, at a minimum, in a reduction in the amount we are able to borrow with our clearing firm or through the repurchase agreements. Our ability to continue to draw on these forms of liquidity could also be terminated in their entirety. To the extent any such events were to occur, they would have a material adverse effect on our ability to operate our sales and trading businesses, which could have a material and adverse effect on the Company.

        In connection with the sale of substantially all of the Clear Point's assets to Homeward, we became subject to certain indemnification provisions, and retain the risk of loan putbacks and other related matters, for loans originated by ClearPoint existing prior to the closing of the Homeward Transaction.    On February 14, 2013, the Company and certain of its affiliates, including ClearPoint, entered into an Asset Purchase Agreement ("Purchase Agreement") with Homeward. This transaction closed on February 22, 2013. Pursuant to the Purchase Agreement, Homeward acquired substantially all of ClearPoint's assets and assumed certain liabilities of ClearPoint. The Purchase Agreement provides for customary indemnification provisions. In connection with the indemnification provisions, the Company is required to maintain an escrow account of $5.0 million for a three-year period following the closing date, and the Parent has also provided for a guarantee of ClearPoint's indemnification obligations to Homeward, up to a maximum of an additional $2.5 million. Indemnity claims, if any, will be paid first from the escrow amount, and then, to the extent necessary, drawn upon the guarantee. If during the three-year period following the closing date, the payment of sums from the escrow amount is not permitted, indemnity claims of Homeward will be paid under the guarantee, up to a maximum of $7.5 million. Any amounts paid under the guarantee will be released to the Company from the escrow amount on a dollar-for-dollar basis.

        ClearPoint is also subject to loan putback risk in connection with representations and warranties made to purchasers of mortgage loans originated prior to the Homeward Transaction. ClearPoint is required to indemnify its loan purchasers under certain circumstances and may be required to repurchase the loans under others. The Company believes its exposure under these indemnifications, under the most likely scenarios, will not have a material adverse impact on the Parent and/or its subsidiaries. This belief is based in large part on recent past experience, as well as the expectation of ClearPoint (or the Parent) ultimately receiving the proceeds from the sale of these loans to finance, or offset, any payments made to the parties to which the guaranties were provided.

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

        We are a holding company and depend on payments from our subsidiaries.    We depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. Regulatory and other legal restrictions limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, our broker-dealer subsidiaries are subject to laws and regulations that authorize regulatory bodies to monitor and/or restrict the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. The most restrictive of these regulations is FINRA Rule 4110(c)(2). Under this rule, our broker-dealer subsidiaries may not make an unsecured advance or loan, pay a dividend or otherwise effect a similar distribution to the Parent and/or its affiliates in any rolling 35-calendar-day period, on a net basis, in excess of 10% of their excess "net capital," as defined under Rule 15c3-1 of the Exchange Act, without prior written FINRA approval. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. In addition, because our interests in the Company's subsidiaries consist of equity interests, our rights may be subordinated to the claims of the creditors of these subsidiaries.

Risks Related to Ownership of Our Common Stock

        Our common stock may be delisted from The NASDAQ Global Market, which could have an adverse impact on the liquidity and market price of our common stock.    Our common stock currently is listed on The NASDAQ Global Market. In order to maintain that listing, we must satisfy certain requirements. On June 19, 2012, we received a letter from the listing qualifications department staff of The NASDAQ Stock Market LLC notifying the Company that it was not in compliance with the $1.00 minimum closing bid price per share required by NASDAQ Listing Rule 5450(a)(1) (the "Rule"). Under NASDAQ's rules, we had until December 17, 2012 to regain compliance with the Rule. We did not regain compliance at that time.

        On December 18, 2012, the Company received a delisting notification from NASDAQ that it had not regained compliance with the Rule during the applicable period and that the Company's common stock is therefore subject to delisting unless it requested a hearing with NASDAQ's Hearings Panel (the "Panel"). The Company requested a hearing with the Panel which was held on February 21, 2013. At the hearing, the Company presented its plan to regain compliance with the Rule, pursuant to which the Company intends to seek approval for a reverse stock split from stockholders at its 2013 annual stockholders' meeting. The Company requested that the Panel allow it to remain listed on The NASDAQ Global Market for an additional 180 calendar days from the date of the NASDAQ Staff's delisting notification, the maximum allowed under the NASDAQ Rules, while it executes its plan to implement a reverse stock split.

        On February 26, 2013, the Company received notice from NASDAQ informing the Company that the Panel had granted the Company's request to remain listed on The NASDAQ Global Market for an additional 180 calendar days, or until June 17, 2013, subject to the condition that on or before that date the Company shall have evidenced a closing bid price of $1.00 or more for a minimum of ten consecutive trading days. The Panel stated that depending on particular facts and circumstances, it may, in its discretion, require that the Company evidence a bid price of at least $1.00 per share for a period in excess of ten consecutive trading days. The Panel also reserved the right to reconsider its decision based on any event, condition or circumstance that might make the Company's continued listing on NASDAQ inadvisable or unwarranted.

        While we are preparing for the Company's Annual Meeting, there can be no assurance that we will implement the reverse stock split or, even if implemented, that we will be able to regain compliance during the applicable time period set forth above or keep our listing on The NASDAQ Global Market.

        If our common stock were to be delisted from The NASDAQ Global Market and our trading price remained below $5.00 per share, trading in our common stock also might become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require broker-dealers to disclose additional information in connection with any trade involving a stock defined as a "penny stock." The delisting of our common stock could adversely affect the trading activity, liquidity and price of our common stock, decrease analyst coverage and investor demand and information available concerning trading prices and volume of our common stock and make it more difficult for investors to buy or sell shares of our common stock.

        Provisions of our Certificate of Incorporation and Bylaws, agreements to which we are a party, regulations to which we are subject and provisions of our equity incentive plans could delay or prevent a change in control of our company and entrench current management.    Our charter and bylaws contain provisions whose application could have the effect of deterring a takeover or other offer for our securities. Any such actions, together with provisions of our Certificate of Incorporation and Bylaws, as well as Delaware law and compensation arrangements with our employees, could make efforts by stockholders to change our Board of Directors or management more difficult.

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

        In addition, certain of the Company's compensation arrangements provide for payments or acceleration of equity vesting under certain circumstances involving a change of control of the Company. For example, we have agreements with four of our executive officers that would require us to make cash payments to these executives of approximately $10 million in the aggregate should their employment with the Company terminate under certain circumstances, including an acquisition of the Company or the sale of all or substantially all of the Company's assets or a liquidation of the Company. These arrangements could make an acquisition of the Company more expensive, and therefore less attractive, to a potential acquirer.

        Also, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless other criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights of our common stock, from merging or combining with us for a prescribed period of time.

        In addition, our brokerage businesses are heavily regulated, and some of our regulators require that they approve transactions, that could result in a change of control, as defined by the then-applicable rules of our regulators. The requirement that this approval be obtained may prevent or delay transactions that would result in a change of control.

        Our stock price may fluctuate as a result of several factors, including but not limited to, changes in revenues and operating results.    We have experienced, and expect to experience in the future, fluctuations in the market price of our common stock due to factors that relate to the nature of our business generally, including but not limited to changes in our revenues and operating results. Our business, by its nature, does not produce steady and predictable earnings on a quarterly basis, which causes fluctuations in our stock price that may be significant. Other factors that have affected, and may further affect, our stock price include the recent adverse events described above under Item 1, "Business—Overview," as well as changes in news related to economic or market events or conditions, changes in market conditions in the financial services industry, including developments in regulation affecting our business, departures of personnel, changes in our business strategies or operations, rumors about us or other participants in our industry, failure to meet the expectations of market analysts, changes in recommendations or outlook by market analysts, and aggressive short selling.

        Because MatlinPatterson FA Acquisition LLC, a Delaware limited liability company ("MatlinPatterson"), and Eric J. Gleacher each controls a significant percentage of the voting power of our common stock, they can exert considerable influence over the Company.    As of February 28, 2013, MatlinPatterson controlled approximately 29% of the voting power of our common stock and Mr. Gleacher controlled approximately 11% of the voting power of our common stock. Either MatlinPatterson or Mr. Gleacher, acting together or alone, can exert considerable influence over corporate actions requiring stockholder approval. As a result, it may be difficult for other investors to affect the outcome of any stockholder vote.

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

        On February 23, 2013, four of the Company's independent directors notified the Company that they would not seek re-election at the Company's Annual Meeting. In a letter to the Company, these directors stated that they were aware that the opposition of MatlinPatterson and Mr. Gleacher to their re-election meant that it was a virtual certainty that they would not be re-elected. On the same day, the Company received a submission from MatlinPatterson proposing a slate of eight nominees for election to the Company's Board of Directors at the Company's Annual Meeting. Of these eight nominees, three are currently directors of the Company. Any influence that MatlinPatterson is able to exert over these persons (if elected) would increase MatlinPatterson's ability to impact the policies and business operations of the Company.

        Future sales or anticipated future sales of our common stock in the public market, by us, by MatlinPatterson or Mr. Gleacher, by management, by our employees or by others, could cause our stock price to decline.    The sale or anticipated future sale of a significant number of shares of our common stock in the open market by MatlinPatterson, Mr. Gleacher or others, whether pursuant to a resale prospectus or pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), could cause the market price of our common stock to decline. Any such decline could impair our ability to raise capital through the sale of additional equity securities at a price we deem appropriate.

        We have granted to certain of our stockholders, rights with respect to registration under the Securities Act of the offer and sale of our common stock. These rights include both "demand" registration rights, which require us to file a registration statement if asked by such holders, as well as incidental, or "piggyback," registration rights granting the right to such holders to be included in a registration statement filed by us. As of February 28, 2013, there were approximately 50.0 million shares of our common stock to which these rights pertain. These sales might impact the liquidity of our common stock making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

        In addition, we may in the future issue additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of, or an expectation of sales of, shares of our common stock or securities convertible into or exchangeable for common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        The Company currently leases all of its office space. The Company's lease for its current headquarters in New York, New York (approximately 84,000 square foot space) expires on April 30, 2025.

        A list of principal office locations as of December 31, 2012 is as follows:

  New York, NY
  Roseland, NJ
  Westborough, MA

Item 3.    Legal Proceedings

        The Company is not a party to any legal proceeding required to be disclosed in this Annual Report on Form 10-K per applicable SEC regulations. Moreover, based on currently available information, the Company does not believe that any current litigation, proceeding, claim or other matter to which it is a party or otherwise involved, including any associated defense costs, will have a material adverse effect on its financial position or cash flows, although an adverse development, or an increase in associated legal fees, could be material to the Company's results of operations in a particular period, depending in part on the Company's operating results in that period.

        For further discussion, refer to Note 19 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures

        None

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock trades on The NASDAQ Global Market under the symbol "GLCH." As of February 28, 2013 there were approximately 3,000 holders of record of the Company's common stock. No dividends have been declared or paid on our common stock since February 2005. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

        The following table sets forth the high and low sales prices for the common stock during each quarter for the fiscal years ended.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
2012
Stock Price Range
High	$1.88	$1.39	$0.98	$0.82
Low	1.25	0.53	0.65	0.63
2011
Stock Price Range
High	$2.58	$2.47	$2.15	$1.72
Low	1.64	1.74	0.99	1.00

        The Company has received written notice that its common stock is subject to delisting from the NASDAQ Global Market as a result of its failure to meet the minimum bid price requirement under the NASDAQ Listing Rules. On February 21, the Company presented a plan of compliance to a NASDAQ Hearings Panel. The purpose of that hearing was to consider the Company's request that it be allowed to remain listed on the NASDAQ Global Market until June 17, 2013, during which time it intends to seek stockholder approval for, and if approved, implement, a reverse stock split. The reverse stock split is expected to result in the Company's compliance with the NASDAQ minimum bid price requirement. On February 26, the Company received notice from NASDAQ that the Hearings Panel had approved its request.

        Information relating to compensation plans under which our common stock is authorized for issuance will be set forth in our definitive proxy statement for our Annual Meeting and is incorporated herein by reference.

Issuance of Unregistered Securities

        There were no undisclosed issuances of unregistered equity securities during 2012. Any such issuances have been previously disclosed in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock in the fourth quarter of 2012. For information regarding the repurchase of shares of our common stock during previous quarters in 2012, refer to Note 18 within the footnotes to the consolidated financial statements contained within Item 8 of this Annual Report on Form 10-K.

        Refer to Note 18 within the footnotes to the consolidated financial statements contained within Item 8 of this Annual Report on Form 10-K for information regarding the renewal of this share repurchase program and repurchases, if any, of our common stock since the fiscal year ended December 31, 2012.

Stockholder Return Performance Presentation

        Set forth below are line graphs comparing the yearly change in cumulative total stockholder return on our common stock against cumulative total return of the Standard & Poor's 500 and Standard & Poor's 500 Financials Indices, assuming an investment of $100 on December 31, 2007.

        The following table has been included for the period of five fiscal years, commencing December 31, 2007 and ending December 31, 2012:

Shareholder Returns (5 years)

Item 6.    Selected Financial Data

        The following selected financial data has been derived from the consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included within Item 8 of this Annual Report on Form 10-K. The financial results set forth in the following table may not be representative of future results due to recent developments described under Item 1, "Business—Overview" and elsewhere in this Annual Report on Form 10-K.

For the years ended December 31, (In thousands, except for per share amounts)	2012	2011	2010	2009	2008
Statement of Operations Data:
Total revenues	$216,422	$273,085	$259,900	$331,139	$134,472
Interest expense	12,827	11,913	11,318	12,523	10,712

Net revenues	203,595	261,172	248,582	318,616	123,760
Expenses (excluding interest)	256,948	323,049	274,365	257,260	129,352

(Loss)/income before income taxes, discontinued operations	(53,353)	(61,877)	(25,783)	61,356	(5,592)
Income tax expense/(benefit)	24,602	2,207	(9,778)	6,757	665

(Loss)/income from continuing operations	(77,955)	(64,084)	(16,005)	54,599	(6,257)
Income/(loss) from discontinued operations, net of taxes	265	(18,040)	(4,616)	321	(11,105)

Net (loss)/income	$(77,690)	$(82,124)	$(20,621)	$54,920	$(17,362)
Basic (loss)/earnings per share:
Continuing operations	$(0.66)	$(0.52)	$(0.13)	$0.56	$(0.09)
Discontinued operations	—	(0.15)	(0.04)	0.00	(0.16)

Net (loss)/income per share	$(0.65)	$(0.67)	$(0.17)	$0.57	$(0.25)

Diluted (loss)/earnings per share:
Continuing operations	$(0.66)	$(0.52)	$(0.13)	$0.52	$(0.09)
Discontinued operations	—	(0.15)	(0.04)	0.00	(0.16)

Diluted (loss)/earnings per share	$(0.65)	$(0.67)	$(0.17)	$0.53	$(0.25)

December 31, (In thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$1,229,638	$3,303,556	$1,657,932	$1,216,163	$694,271
Mandatorily redeemable preferred stock	—	—	—	24,419	24,187
Subordinated debt	595	801	909	1,197	1,662
Stockholders' equity	180,995	259,123	346,159	328,985	98,290

Other data:
Cash dividend per share	—	—	—	—	—
Book value per share	1.45	2.14	2.65	2.65	1.23

Reclassification

        Certain amounts in operating results for 2008 through 2011 have been reclassified to conform to the 2012 presentation with no impact to previously reported net (loss) / income or stockholders' equity. This includes professional fees, which have previously been reported within Other expenses, now reported as its own line item within the Consolidated Statements of Operations.

Discontinued Operations and Business Combinations

        During the past several years, the Company has restructured certain components of its operations. As previously mentioned, the Company exited the Equities business in August 2011. The results of these operations have been reclassified within Discontinued operations within the Selected Financial Data.

        In addition, during the past several years, the Company completed certain acquisitions. In November 2012, the Company acquired certain assets and assumed certain liabilities from RangeMark Financial Services, Inc. and certain of its affiliates and other parties ("RangeMark"), which specializes in providing quantitative research, advanced analytics and customizing solutions for its clients. In January 2011, the Company acquired ClearPoint. In June 2009, the Company acquired Gleacher Partners, Inc., a financial advisory boutique. In October 2008, the Company acquired American Technology Research, Inc., a broker-dealer specializing in institutional research, sales and trading in the information technology, clean tech and defense areas. In March 2008, the Company hired the employees of the Fixed Income Division of BNY Capital Markets, Inc. and acquired certain related assets.

        On February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint's assets to Homeward. This transaction closed on February 22, 2013. As a result of this transaction, the residential mortgage lending business conducted by ClearPoint will be reported as a discontinued operation in the first quarter of 2013. Refer to Note 29 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

        As a result of these discontinued operations and business combinations, period-to-period comparisons of the Company's financial results may not, in any given case, be meaningful.

GLEACHER & COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This document contains or incorporates by reference "forward-looking statements." These statements are not historical facts but instead represent the Company's belief or plans regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company's control. The Company often, but not always, identifies forward-looking statements by using words or phrases such as "anticipate," "estimate," "plan," "project," "target," "expect," "continuing," "ongoing," "believe" and "intend." The Company's forward-looking statements are based on facts as the Company understands them at the time the Company makes any such statement as well as estimates and judgments based on these facts. The Company's forward-looking statements may turn out to be inaccurate for a variety of reasons, many of which are outside of its control. Factors that could render the Company's forward-looking statements subsequently inaccurate include the conditions of the securities markets, generally, and demand for the Company's services within those markets, the risk of further credit rating downgrades of the U.S. government by major credit rating agencies, the impact of international and domestic sovereign debt uncertainties, the possibilities of localized or global economic recession and other risks and factors identified from time to time in the Company's filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake to update any of its forward-looking statements.

        In addition, the Company has recently experienced several adverse events that have significantly affected our business operations and have resulted in a recent and serious decline in our financial results. In order to address these issues, the Company is seeking, and may continue to seek a strategic transaction with a third party that could result, for example, in an acquisition of the Company or sale of substantially all of our assets. Whether the Company can effect such a transaction, and if so, the terms of any such transaction, will greatly affect the Company's future and, as a result, the ultimate accuracy of our forward-looking statements.

        Any forward-looking statement should be read and interpreted together with these documents, including the following:

  •
  the description of our business contained in this report under Item 1, "Business,"

  •
  the risk factors contained in this report under Item 1A, "Risk Factors,"

  •
  the discussion of our legal proceedings contained in this report under Item 3, "Legal Proceedings,"

  •
  the discussion of our analysis of financial condition and results of operations contained in this report under this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations,"

  •
  the discussion of market, credit, operational and other risks impacting our business contained in this report under Item 7A, "Quantitative and Qualitative Disclosures about Market Risk,"

  •
  the notes to the consolidated financial statements contained in this report under Item 8, "Financial Statements and Supplementary Data," and

  •
  cautionary statements we make in our public documents, reports and announcements.

        As used herein, the terms "Company," "Gleacher," "we," "us," or "our," refer to Gleacher & Company, Inc. and its subsidiaries.

Business Overview

        The Company is an independent investment bank that provides corporate and institutional clients with strategic and financial advisory services. The Company also provides capital raising, research-based investment analysis, and securities brokerage services. The Company offers a range of products through its Investment Banking, MBS & Rates and Credit Products divisions.

        The Company also provided residential mortgage lending services through ClearPoint. On February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint's assets to Homeward, with the remaining business activities being wound down. This transaction closed on February 22, 2013. Refer to "Sale of ClearPoint" below, as well as Note 29 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

        Our business is dependent on our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality service and guidance to our clients. The Company is well capitalized, with no significant long-term debt.

        During the year ended December 31, 2012 we operated through the following four business segments:

  •
  Investment Banking—This division provides financial advisory and capital raising services in connection with mergers, acquisitions and other strategic matters. The division is being realigned around existing M&A expertise, expanded capital markets capabilities and key industry verticals, including real estate, leveraged finance, financial services, aerospace and defense, technology, media and telecom, paper and packaging, general industrial and financial sponsor coverage.

  •
  MBS & Rates—This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues are currently generated from spreads on principal transactions executed to facilitate trades for clients, including on a riskless principal basis. Revenues are also generated from changes in fair value and interest income on securities held in inventory. In addition, this division is integrating its advanced analytics and quantitative research capabilities through its platform acquired from RangeMark. RangeMark's integration may also provide for revenues earned through advisory services.

  •
  Credit Products—This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to corporate and institutional investor clients. The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distributions. Revenues are generated primarily from spreads on riskless principal transactions, and to a lesser extent, principal trading and commissions on trades executed on behalf of clients. In addition, revenues are also generated on a smaller scale from interest income on securities held in inventory.

  •
  ClearPoint—This division originated, processed and underwrote single and multi-family residential mortgage loans within a number of states across the country. The loans were underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Revenues were generated primarily from the sale of the residential mortgage loans with servicing released. As previously mentioned, the Company entered into an agreement on February 14, 2013 to sell substantially all of ClearPoint's assets to Homeward. This transaction closed on February 22, 2013, and all remaining business activities of ClearPoint are being wound down.

Other Activities

        The Company also recognizes investment gains/(losses) and earns fees related to the Company's investment in and management of FA Technology Ventures L.P. ("FATV" or the "Partnership") a fund that holds investments in privately held companies. The Company's results also include expenses not directly associated with specific reportable segments, including goodwill impairment charges, costs related to corporate overhead and support, such as various fees associated with financing, legal and consulting expenses and amortization of certain intangible assets from business acquisitions not reported within discontinued operations.

Recent Adverse Events

        In recent years, we have incurred losses and experienced significant turnover, including among our senior management and business leaders of our operating segments, as well as a number of departures, generally, throughout the ranks of our organization. Most recently, we have experienced several events that have adversely affected business operations and resulted in a further deterioration of our financial results. As discussed above under Item 1, "Business—Overview," uncertainties regarding the implications of our net losses and management and employee turnover have been aggravated by the absence of a strategic alternative, the departure of Mr. Gleacher, the departures of key personnel and a prospective turnover on our Board, resulting in further questions regarding the stability and strategic direction of the Company and adversely affecting relations with both our clients and our employees. A number of our trading customers have reduced or suspended trading activities with us, adversely impacting our revenues. Moreover, at least in part because of the perceived instability of our business, new investment banking mandates have dwindled. These events have weakened employee morale, which may lead to additional resignations. As a result, we have experienced a significant decline in revenue, and we cannot predict when, or if, we will be able to reduce or reverse this decline and associated losses.

        In order to address these issues and preserve value for our stockholders, the Company is seeking, and may continue to seek, a strategic transaction with a third party that could result, for example, in an acquisition of the Company or the sale of all or substantially all of our assets. Subsequent to our February 15 update on our review of strategic alternatives, we have been approached by third parties regarding potential strategic alternatives. If we are unable to consummate a strategic transaction, we will consider such alternatives, if any, as may be available to us at such time. In doing so, we will consider all relevant factors, including our financial condition and operating results, our access to financial resources, the market environment and our financial and operational prospects. Depending on the circumstances, courses of action could consist of expeditious reduction of operating and overhead expenses and/or monetization of assets, among other steps.

Sale of ClearPoint (February 2013)

        On January 3, 2011, the Company acquired ClearPoint with the intent to add an element of competitive differentiation for the Company's MBS Business. That differentiation was to have been achieved by offering customers of the Company's MBS Business, institutional investors, the ability to purchase mortgage backed securities backed by loans that conformed to customized specified pool characteristics. ClearPoint intended to originate loans according to customers' desired specifications, deliver those loans to a Government Sponsored Enterprise (GSE, or FNMA, FHLMC, or GNMA) in exchange for a security backed by those loans, and sell that security to the Company's MBS unit—for onward sale to the MBS unit's customers. The strategy required ClearPoint to have GSE seller servicer approvals, the application for which required the development of adequate infrastructure, and sustained profitability in the ClearPoint subsidiary as a standalone business unit.

        ClearPoint is a "wholesale third party originator" of conforming residential loans. The original business strategy included three options for the sale of loans that ClearPoint originates, namely: 1. sell to "aggregators" (who may retain the loans for their balance sheets, or deliver them to a "GSE window"); 2. sell to a GSE "window" for cash; 3. sell to a GSE window and receive a GSE security in return—for onward sale, as described above, through the Company or other broker dealers, to MBS buyers. Since inception, without GSE approvals, ClearPoint has been forced to sell all the loans it originates to aggregators.

        Since implementing our mortgage origination strategy, beginning with the acquisition of ClearPoint, market dynamics have changed dramatically. As the effects of the mortgage crisis have rippled through the market, representation and warranty risk became an intense focus. Moreover, as mentioned above, without GSE approvals, ClearPoint is confined to selling loans to a limited universe of aggregators, thus providing no benefit to the Company's MBS customers. These factors led the Company to conclude that the commercial prospects for its mortgage origination activity have greatly diminished. As a result, on February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint's assets to Homeward. This transaction closed on February 22, 2013. Refer to Note 29 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

        The Company estimates it will recognize a loss of approximately $5.0 million in connection with this disposition. ClearPoint will be reclassified as a discontinued operation in the first quarter of 2013.

Realignment of Investment Banking and Exit from the Equities Business (August 2011)

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

        In August 2011, the Company announced the implementation of a new strategic plan. The plan elements included the continued service to clients through the fixed income business and the realignment and investment in the core investment banking practice.

        As part of this strategic plan, the Company exited the Equities business, effective August 22, 2011 impacting 62 employees. (Refer to Notes 25 and 26 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.) The Company also terminated 32 investment banking employees as well as certain administrative positions.

Financial Position

        At December 31, 2012, we held over $1 billion of financial instruments in inventory of primarily highly liquid securities which are sensitive to market movements. We do not have any significant direct exposure to the sub-prime or European sovereign debt markets, but we are subject to market fluctuations resulting from news and corporate events in such markets, associated write-downs by other financial services firms and interest rate and prepayment speed fluctuations. The financial instruments are financed by our clearing agent and, to a lesser extent, through repurchase agreements.

        The Company had no material open commitments to fund FATV's portfolio at December 31, 2012 and 2011. The fair value of the Company's investment at December 31, 2012 and 2011 was approximately $17.1 million and $15.9 million, respectively with gains of $1.2 million and $2.1 million, respectively.

2012 Business Environment and Impact on Us

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

        Ongoing uncertainties about the global economic outlook including those stemming from the most recent presidential election together with long-term domestic fiscal challenges such as continued debt ceiling, budget and tax reform debates, the ongoing European debt crisis, prolonged weakness in the housing markets and high levels of unemployment, both of which are beginning to show improvement, and the after-effects of Hurricane Sandy, have led to volatile global markets and challenging economic conditions. The lingering effects of these macroeconomic headwinds have led to a persistent risk-averse market environment, resulting in spread compression and lower trading volumes, as well as sustained pressures on investment banking activities.

        We have no direct exposure to European sovereign debt. The majority of our financial instruments owned are agency mortgage-backed securities which are susceptible to prepayment and interest rate risk. Ongoing housing-rescue efforts including programs aimed at helping struggling homeowners refinance their homes, coupled with the low interest rate environment, has caused these securities to experience a high level of prepayments and thus put pressure on the valuation of these securities. We also hold to a lesser extent, non-agency mortgage backed securities positions.

        A substantial portion of our revenues are derived from trading in agency mortgage-backed securities within our MBS & Rates division and riskless principal trading in fixed income within our Credit Products divisions. Our MBS & Rates division experienced lower volumes compared to the prior year due to among other things, the challenging market conditions, as well as the Federal Reserve's quantitative easing program which has the effect of removing supply from the market and hampering volatility. Volumes in our Credit Products division improved as a result of the low interest rate environment and investors continuing search for attractive yields.

        High yield and high grade new issue volumes in the financial markets also improved compared to the prior year. However, M&A advisory activities continued to be adversely impacted by the global economic environment. The total M&A global dollar deal volume in 2012 was roughly in-line with 2011 and was hampered by the prolonged lack of confidence in the financial markets. It is quite possible that these trends will continue into 2013.

        The year ended December 31, 2012 proved to be challenging. Given the continued uncertainties both domestically and abroad, the results of our operations, which are largely dependent on the environment in which our businesses operates, may not necessarily be indicative of what may be recognized in the future.

FINANCIAL OVERVIEW

        The Company prepares its consolidated financial statements using accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements are contained within Item 8 of this Annual Report on Form 10-K. The financial results set forth in the foregoing table may not be representative of future results due to recent developments described under Item 1, "Business—Overview" and elsewhere in this Annual Report on Form 10-K.

Results of Operations

	Years ended December 31,
(In thousands of dollars)	2012	2011	2010
Revenues
Principal transactions	$52,771	$89,108	$79,433
Commissions	71,418	71,347	76,817
Investment banking	30,553	33,069	43,400
Investment banking revenues from related party	—	—	1,947
Investment gains, net	1,233	2,996	7
Interest income	48,796	66,194	57,292
Gain from bargain purchase—ClearPoint Funding, Inc. acquisition (Refer to Note 11 contained in Item 8 of this Annual Report on Form 10-K)	—	2,330	—
Fees and other	11,651	8,041	1,004

Total revenues	216,422	273,085	259,900
Interest expense	12,827	11,913	11,318

Net revenues	203,595	261,172	248,582

Expenses (excluding interest)
Compensation and benefits	143,414	162,537	222,833
Clearing, settlement and brokerage	40,281	35,203	4,314
Impairment of goodwill and intangible assets (Refer to Note 12 contained in Item 8 of this Annual Report on Form 10-K)	21,096	80,244	—
Professional fees	15,504	8,135	7,966
Communications and data processing	12,806	13,471	11,464
Occupancy, depreciation and amortization	8,919	8,455	11,941
Business development	3,719	4,620	4,825
Loss from extinguishment of mandatorily redeemable preferred stock (Refer to Note 17 contained in Item 8 of this Annual Report on Form 10-K)	—	—	1,608
Other	11,209	10,384	9,414

Total expenses (excluding interest)	256,948	323,049	274,365

Loss before income taxes and discontinued operations	(53,353)	(61,877)	(25,783)
Income tax expense/(benefit)	24,602	2,207	(9,778)

Loss from continuing operations	(77,955)	(64,084)	(16,005)

Income/(loss) from discontinued operations, net of taxes	265	(18,040)	(4,616)

Net loss	$(77,690)	$(82,124)	$(20,621)

Years Ended December 31, 2012 and 2011

        For the year ended December 31, 2012, net revenues from continuing operations were $203.6 million, compared to $261.2 million for the year ended December 31, 2011. The 22.0% decrease in net revenues was primarily due to decreased net revenues in the MBS & Rates segment. Non-interest expenses for the year ended December 31, 2012 of $256.9 million decreased $66.1 million, or 20.5%, compared to $323.0 million for the year ended December 31, 2011, principally due to the goodwill and intangible impairment charge of $80.2 million recorded in the third quarter of 2011, compared to a goodwill impairment charge of $21.1 million recorded in the second quarter of 2012.

        The Company reported a net loss from continuing operations of $78.0 million and $64.1 million for the years ended December 31, 2012 and 2011, respectively. Net loss per diluted share from continuing operations was $0.66 and $0.52 for the years ended December 31, 2012 and 2011, respectively. Income/(loss) from discontinued operations, net of taxes, for the years ended December 31, 2012 and 2011 were $0.3 million and ($18.1) million, respectively.

Net Revenues

        For the year ended December 31, 2012, net revenues from continuing operations were $203.6 million, compared to $261.2 million for the year ended December 31, 2011. Commissions and principal transactions revenues decreased $26.3 million, or 22.6%, to $124.2 million for the year ended December 31, 2012 from $160.4 million for the year ended December 31, 2011 due to a decrease of $46.4 million in the MBS & Rates segment, partially offset by an increase in ClearPoint of $6.5 million and the Credit Products segment of $3.4 million. Investment banking revenues decreased $2.5 million, or 7.6%, to $30.6 million for the year ended December 31, 2012. Investment gains/(losses), which represent the change in the value of the Company's investment in FATV, were gains of $1.2 million for the year ended December 31, 2012 compared to gains of $3.0 million for the year ended December 31, 2011. Net interest income of $36.0 million as of December 31, 2012, decreased $18.3 million compared to $54.3 million for the year ended December 31, 2011. This was primarily due to lower average inventory and coupon interest received. Fees and other revenues of $11.7 million for the year ended December 31, 2012 increased $3.6 million primarily due $2.6 million related to the clawback of certain stock-based compensation grants subject to non-competition provisions and an increase in fees earned in connection with the mortgage lending activities of ClearPoint, partially offset by the ClearPoint bargain purchase gain of $2.3 million recorded in the prior-year period.

Non-Interest Expense

        Non-interest expenses for the year ended December 31, 2012 of $256.9 million decreased $66.1 million, or 20.5%, compared to $323.0 million for the year ended December 31, 2011.

        Compensation and benefits expense was $143.4 million for the year ended December 31, 2012, a decline of $19.1 million compared to the year ended December 31, 2011. The decline was primarily attributable to lower net revenues in the MBS & Rates division. Compensation and benefits for the year ended December 31, 2012 was also reduced by $4.1 million related to stock-based compensation forfeitures, which included $2.9 million related to employees within the MBS & Rates division recognized during the second quarter of 2012 (Refer to "Segment Highlights—MBS & Rates"). These declines were partially offset by the Company's decision to pay year-end bonus compensation primarily in the form of cash. In making this determination, the Company considered a variety of factors including the significant discount to which the Company's stock trades in relation to its book value. The cash bonuses were fully vested awards and entirely recognized during the year ending December 31, 2012. Compensation expense was also impacted by $1.6 million of compensation guarantees principally incurred in the MBS & Rates division in connection with the division's rebuild.

        Compensation and benefits expense for the year ended December 31, 2011 included severance and stock-based compensation expense of $1.9 million recognized in connection with the Investment Banking division realignment, as well as compensation expense of $1.7 million recognized in the second quarter of 2011 due to the resignation of the former interim CEO. In addition, annual compensation expense in 2011 for members of senior management included an element of stock-based compensation, which is recognized over a future vesting period, which is generally three years.

        Compensation and benefits expense from continuing operations, as a percentage of net revenues, was 70.4% for the year ended December 31, 2012, compared to 62.2% for the year ended December 31, 2011. The increase in the ratios year-over-year is directly related to the lower net revenues, as well as the Company's election to pay primarily cash compensation in the current year, compared to a mix of cash and stock in the prior year.

        Clearing, settlement and brokerage costs of $40.3 million for the year ended December 31, 2012 increased by $5.1 million, or 14.4%, compared to the year ended December 31, 2011. The increase was primarily due to ClearPoint broker fees resulting from higher loan commitment volumes.

        The Company recorded a goodwill and intangible impairment charge of $21.1 million during the year ended December 31, 2012 (recognized in the second quarter) due to the duration and severity of the decline in the Company's stock price in relation to its book value. During the year ended December 31, 2011, the Company recorded an impairment charge of $80.2 million as a result of the previously mentioned Investment Banking realignment (Refer to Notes 12 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information).

        Professional fees of $15.5 million for the year ended December 31, 2012 increased by $7.4 million, or 90.6%, primarily due to higher legal, consulting and advisory fees incurred in connection with our strategic alternatives process, as well as costs incurred in connection with the Company's asset management initiative.

        Communications and data processing expense of $12.8 million for the year ended December 31, 2012 remained relatively unchanged compared to the year ended December 31, 2011.

        Occupancy and depreciation expense of $8.9 million for the year ended December 31, 2012 remained relatively unchanged compared to the year ended December 31, 2011.

        Business development expense of $3.7 million for the year ended December 31, 2012 decreased by $0.9 million, or 19.5%, compared to the year ended December 31, 2011, primarily due to the realignment of the Investment Banking division which took place in the third quarter of 2011 and the resulting decreased headcount.

        Other expenses of $11.2 million for the year ended December 31, 2012 increased $0.8 million, or 7.9% compared to the year ended December 31, 2011, primarily due to ClearPoint loan processing fees from increased loan commitment volumes.

Income Taxes

Year Ended December 31, 2012

        The Company's effective income tax rate from continuing operations for the year ended December 31, 2012 was negative 46.1%, resulting in income tax expense of approximately $24.6 million. The abnormal tax rate differs from the federal statutory tax rate of 35% primarily due to the establishment of a valuation allowance against substantially all of the Company's deferred tax assets (negative 61%), as well as the non-deductible discrete item attributable to the write-off of goodwill (negative 14%) and tax expense associated with stock-based compensation shortfalls (negative 6%).

        In the second quarter of 2012, the Company established a valuation allowance against substantially all of the Company's deferred tax assets. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

        During the second quarter of 2012, the Company entered into a three-year cumulative loss position. This cumulative loss position, along with other evidence, merited the establishment of a valuation allowance against the deferred tax assets.

Year Ended December 31, 2011

        The Company's effective income tax rate from continuing operations for the year ended December 31, 2011 of negative 3.6% resulted in income tax expense of approximately $2.2 million. The Company's tax rate differs from the federal statutory rate of 35% primarily due to non-deductible items primarily associated with the write-off of goodwill related to the Investment Banking segment.

Discontinued Operations

        The Company has classified the results of the Equities division as discontinued operations due to the Company's decision to exit this business on August 22, 2011. The results for the year ended December 31, 2011 include a restructuring charge of approximately $7.1 million and a goodwill and intangible impairment charge of $14.3 million.

        Refer to Notes 25 and 26 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

Years Ended December 31, 2011 and 2010

        For the year ended December 31, 2011, net revenues from continuing operations were $261.2 million, compared to $248.6 million for the year ended December 31, 2010. The 5.1% increase in net revenues was primarily attributable to ClearPoint net revenues of $46.9 million, which commenced operations at the Company on January 3, 2011, and higher investment gains of $3.0 million, resulting primarily from the change in value of the Company's FATV investment. These increases were partially offset by decreased net revenues of $16.2 million in the Credit Products segment, $14.8 million in the MBS & Rates segment and $10.8 million in the Investment Banking segment. The year ended December 31, 2011 also included a gain from bargain purchase of approximately $2.3 million related to the acquisition of ClearPoint. Non-interest expenses for the year ended December 31, 2011 of $323.0 million increased $48.7 million, or 17.7%, compared to $274.4 million for the year ended December 31, 2010, primarily due to a goodwill and intangible asset impairment charge of $80.2 million related to the Investment Banking division, partially offset by lower compensation expense of $73.5 million, excluding ClearPoint. Non-interest expenses also include expenses related to ClearPoint of $50.6 million.

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

Net Revenues

        For the year ended December 31, 2011, net revenues from continuing operations were $261.2 million, which included the ClearPoint acquisition gain from bargain purchase of approximately $2.3 million, compared to $248.6 million for the year ended December 31, 2010. Commissions and principal transactions revenues increased $4.2 million, or 2.7%, to $160.5 million from $156.3 million primarily due to $46.9 million related to the mortgage lending activities of ClearPoint, which was partially offset by a decrease in the MBS & Rates segment of $23.1 million and $12.7 million in the Credit Products segment. Investment banking revenues decreased $12.3 million, or 27.1%, to $33.1 million for the year ended December 31, 2011 and is comprised of advisory fees of $24.4 million and capital markets fees of $8.7 million. Investment gains were $3.0 million for the year ended December 31, 2011, resulting primarily from the change in value of the Company's FATV investment, as well as gains from the sale of an investment security. There were no investment gains during the year ended December 31, 2010. Net interest income of $54.3 million as of December 31, 2011, increased $8.3 million, or 18.0%, compared to the prior year. This was due to higher average inventory levels which were partially offset by lower coupon interest received. In addition, the year ended December 31, 2010 included interest expense related to our mandatorily redeemable preferred stock which was redeemed on September 28, 2010. Fees and other revenues of $8.0 million for the year ended December 31, 2011 increased $7.0 million primarily due to fees earned in connection with the mortgage lending activities of ClearPoint.

Non-Interest Expense

        Non-interest expenses for the year ended December 31, 2011 of $323.0 million increased $48.6 million, or 17.7%, compared to $274.4 million for the year ended December 31, 2010.

        Compensation and benefits expense for the year ended December 31, 2011 was $162.5 million, a decrease of $60.3 million, or 27.1%, over 2010. This was primarily due to lower variable compensation expense as a result of lower net revenues in the MBS & Rates and Credit Products segments, as the Company pays many of its professional personnel with a percentage of, or otherwise based on, the net revenues generated by that professional or his or her business unit. Variable compensation expense also decreased in the Investment Banking segment as a result of the realignment which occurred in the third quarter of 2011. This action better aligned compensation as a percentage of revenue with management's goals. In addition, annual compensation expense in 2011 for members of senior management was lower and compensation expense for certain leaders of the Company's business segments was weighted more heavily toward stock-based compensation (which is recognized over the future vesting period, generally three years) when compared to the prior year. Compensation expense related to ClearPoint partially offset these decreases.

        Compensation and benefits expense for the year ended December 31, 2010 of $222.8 million included approximately $13.3 million of expense related to the separations of our former CEO and our former CFO from the Company. Compensation and benefits expense was also impacted by $12.7 million related to the recognition of 100% of stock-based compensation expense associated with equity awards granted in connection with 2010 year-end bonuses. It was determined in the fourth quarter of 2010 that the vesting terms for those awards would exclude continued employment as a condition to vesting. Outstanding awards granted in connection with year-end bonuses for years prior to 2010 were modified to include the same vesting terms, which resulted in the acceleration of expense associated with those awards. This compensation methodology was changed in the third quarter of 2011, at the recommendation of the Company's Chief Executive Officer hired in May of 2011, with the expectation that the terms of equity awards to be granted in connection with future annual bonuses will generally provide for continued employment as a vesting condition, resulting in expensing awards over the future vesting period rather than immediately.

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

        Occupancy, depreciation and amortization expenses of $8.5 million for the year ended December 31, 2011 decreased by $3.5 million compared to the year ended December 31, 2010, primarily due to a $3.2 million charge recorded during the year ended December 31, 2010 related to the termination of the Company's lease of its prior headquarters. Cost savings realized due to the consolidation of our offices were offset by occupancy expense related to ClearPoint.

        Professional fees of $8.1 million for the year ended December 31, 2011 remained relatively unchanged compared to the year ended December 31, 2010.

        Business development expense of $4.6 million for the year ended December 31, 2011 decreased by $0.2 million compared to the year ended December 31, 2010, primarily due to decreases in Credit Products and Investment Banking related activities, partially offset by expense related to ClearPoint.

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

        Other expenses of $10.4 million for the year ended December 31, 2011 increased by $1.0 million compared to the year ended December 31, 2010, primarily due to loan processing fees related to ClearPoint and to lower intangible amortization expense resulting from the impairment recorded in connection with the realignment of the Investment Banking division. Other expenses for the year ended December 31, 2010 also includes $0.7 million related to a partial revaluation of an indemnification receivable from the former stockholders of Gleacher Partners, Inc.

Income Tax Expense (Benefit)

Year Ended December 31, 2011

        The Company's effective income tax rate from continuing operations for the year ended December 31, 2011 of negative 3.6% resulted in income tax expense of approximately $2.2 million. The Company's tax rate differs from the federal statutory rate of 35% primarily due to non-deductible items primarily associated with the write-off of goodwill related to the Investment Banking segment.

Year Ended December 31, 2010

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

Discontinued Operations

        The Company has classified the results of the Equities division as discontinued operations as a result of its decision to exit the business on August 22, 2011. The results for the year ended December 31, 2011 include a restructuring charge of approximately $7.1 million and a goodwill and intangible impairment charge of $14.3 million. (Refer to Notes 25 and 26 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.)

Segment Highlights

        For presentation purposes, net revenues within each of the businesses are classified, if applicable, into commissions, principal transactions, investment banking, investment gains/(losses), net interest, and other. Commissions represent revenues primarily earned on a riskless principal basis, and to a lesser extent, revenues earned on agency transactions. Principal transactions represent gains and losses from sales and trading activities, other than riskless principal trading. Investment banking includes revenues generated from capital raising through underwritings and private placements of equity and debt securities, and financial advisory service fees in regards to mergers and acquisitions, restructuring and corporate finance related matters. Investment gains/(losses) reflect gains and losses on the Company's FATV investment. Other revenues reflect management fees received from FATV, fees earned related to the residential mortgage lending activities of ClearPoint, and other miscellaneous revenues, including clawbacks of certain stock-based compensation grants subject to non-competition provisions. Net interest includes interest income net of interest expense and reflects the effect of funding rates on the Company's inventory levels.

        The Company's Equities segment results have been reclassified as discontinued operations and are therefore no longer reported below. In connection with this development, the goodwill and intangible asset impairment related to the Equities segment and any previously reported intangible asset amortization related to the Equities segment, which was previously included within "Other," has also been reclassified within discontinued operations. The realignment of the Investment Banking segment had no impact on comparability to prior period results.

        In addition, on February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint's assets to Homeward. This transaction closed on February 22, 2013. As a result of this transaction, the residential mortgage lending business conducted by ClearPoint will be reported as a discontinued operation in the first quarter of 2013.

        The financial results set forth and discussed below may not be representative of future results due to recent developments described under Item 1, "Business—Overview" and elsewhere in this Annual Report on Form 10-K.

        Refer to Note 27 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for information on assets by segment.

	Year Ended December 31,
Investment Banking (In thousands)	2012	2011	2010
Net revenues
Investment banking	$27,441	$26,610	$37,276
Other	—	—	90

Total net revenues	$27,441	$26,610	$37,366
Operating expenses	22,863	24,320	39,586

Pre-tax contribution/(loss)	$4,578	$2,290	$(2,220)

Years Ended December 31, 2012 vs. 2011

        Net revenues of the Investment Banking segment were $27.4 million for the year ended December 31, 2012, an improvement of $0.8 million compared to the year ended December 31, 2011. Net revenues were comprised of $24.3 million and $3.1 million of advisory and capital markets revenues, respectively, for the year ended December 31, 2012 compared to $21.0 million and $5.6 million of advisory and capital markets revenues, respectively, for the year ended December 31, 2011.

        Operating expenses were $22.9 million for the year ended December 31, 2012, a decline of $1.5 million compared to the year ended December 31, 2011. Included within the prior-year period is compensation and other charges of $2.5 million incurred in connection with the previously mentioned investment banking realignment. Pre-tax contribution for the year ended December 31, 2012 was $4.6 million, compared to $2.3 million for the year ended December 31, 2011.

Years Ended December 31, 2011 vs. 2010

        Net revenues of the Investment Banking segment were $26.6 million for the year ended December 31, 2011, a decline of $10.7 million compared to the year ended December 31, 2010. Net revenues were comprised of $21.0 million and $5.6 million of advisory revenues and capital markets revenues, respectively, for the year ended December 31, 2011, compared to $30.8 million and $6.5 million of advisory and capital markets revenues, respectively, for the year ended December 31, 2010.

        Operating expenses were $24.3 million for the year ended December 31, 2011, a decline of $15.3 million compared to the year ended December 31, 2010. The decrease was primarily due to lower compensation expense resulting from the realignment of the investment banking division, which occurred in the third quarter of 2011. This action better aligned compensation expense as a percentage of revenue with management's goals. The lower compensation expense was partially offset by $2.3 million of severance and stock-based compensation expense and other non-compensation expenses resulting from the termination of 32 investment banking employees in connection with the realignment. In addition, compensation expense for the year ended December 31, 2010 was impacted by $2.3 million of non-cash compensation expense resulting from the previously mentioned changes in the vesting provisions to equity compensation awards to be granted in connection with 2010 year-end bonuses and the related impact of the changes to certain outstanding equity awards granted in connection with year-end bonuses for prior years. Pre-tax contribution for the year ended December 31, 2011 was $2.3 million, compared to a pre-tax loss of ($2.2) million for the year ended December 31, 2010.

	Year Ended December 31,
MBS & Rates (In thousands)	2012	2011	2010
Net revenues
Principal transactions	$1,685	$47,550	$72,344
Commissions	5,663	6,203	4,552
Investment banking	682	3,924	1,513
Net interest	30,152	46,166	40,030
Other	2,456	15	218

Total net revenues	$40,638	$103,858	$118,657
Operating expenses	40,511	70,738	85,310

Pre-tax contribution	$127	$33,120	$33,347

Years Ended December 31, 2012 vs. 2011

        Net revenues of the MBS & Rates segment were $40.6 million for the year ended December 31, 2012, a decline of $63.2 million compared to the year ended December 31, 2011. The decrease in net revenues was largely attributable to the leadership transition which occurred in the second quarter of 2012. This turnover led to a disruption in sales and trading activities and a re-positioning of inventory. The division experienced approximately 70 personnel departures since April 2012 (primarily within the second and third quarter), which were subsequently replaced by the hiring of approximately 50 professionals. Headcount stood at approximately 60 professionals at December 31, 2012, and the Company views the division now as substantially rebuilt. In addition, the division recognized lower investment banking revenues, as well as lower net interest income year-over-year on reduced average inventory levels and lower coupon interest received and the prior year also includes non-agency asset-backed securities gains of approximately $26.5 million. Partially offsetting these declines were approximately $2.3 million of other revenues recorded during the year ended December 31, 2012, related to the clawback of certain stock-based compensation grants subject to non-competition and/or other forfeiture provisions.

        Operating expenses were $40.5 million for the year ended December 31, 2012, a decline of $30.2 million compared to the year ended December 31, 2011. The decrease was primarily due to lower compensation expense due to the lower revenues, as well as a reduction in compensation expense of $2.6 million related to stock-based compensation forfeitures recorded during the second quarter of 2012 due to the previously mentioned leadership transition and voluntary terminations experienced during that quarter. These declines were partially offset by $1.6 million of compensation guarantees principally incurred in connection with the division's rebuild. Pre-tax contribution for the year ended December 31, 2012 was $0.1 million, compared to $33.1 million for the year ended December 31, 2011.

Years Ended December 31, 2011 vs. 2010

        Net revenues of the MBS & Rates segment were $103.9 million for the year ended December 31, 2011, a decline of $14.8 million compared to the year ended December 31, 2010. The decrease was primarily due to lower principal transaction revenues, due to net revenue declines on non-agency asset-backed securities and lower trading volumes. Net interest income increased $6.1 million due to increased average inventory levels, partially offset by lower coupon interest received.

        Operating expenses were $70.7 million for the year ended December 31, 2011, a decline of $14.6 million compared to the year ended December 31, 2010. The decrease was primarily due to lower variable compensation expense due to the lower revenues. Compensation expense for the year ended

December 31, 2010 was also impacted by $5.7 million of non-cash compensation expense resulting from the previously mentioned changes in the vesting provisions to equity compensation awards to be granted in connection with 2010 year-end bonuses and the related impact of the changes to certain outstanding equity awards granted in connection with year-end bonuses for prior years. Pre-tax contribution for the year ended December 31, 2011 was $33.1 million, compared to $33.3 million for the year ended December 31, 2010.

	Year Ended December 31,
Credit Products (In thousands)	2012	2011	2010
Net revenues
Principal transactions	$4,884	$1,544	$7,092
Commissions	65,755	65,144	72,265
Investment banking	2,430	2,535	6,558
Net interest	386	1,266	1,246
Other	977	567	73

Total net revenues	$74,432	$71,056	$87,234
Operating expenses	70,687	61,318	81,898

Pre-tax contribution	$3,745	$9,738	$5,336

Years Ended December 31, 2012 vs. 2011

        Net revenues of the Credit Products segment were $74.4 million for the year ended December 31, 2012, an improvement of $3.4 million compared to the year ended December 31, 2011. The increase was primarily due to higher commissions and principal transaction revenues, due to higher volumes and an expanded product profile, partially offset by spread compression. On February 20, 2013, the Company confirmed the departure of approximately 20 professionals previously employed within this division (current headcount within this division is approximately 70). As a result, revenues from this group have declined significantly.

        Operating expenses were $70.7 million for the year ended December 31, 2012, an increase of $9.4 million compared to the year ended December 31, 2011. The increase is primarily due to higher variable cash compensation expense. These increases were partially offset by a reduction of compensation expense of $1.1 million related to stock-based compensation forfeitures. Pre-tax contribution for the year ended December 31, 2012 was $3.7 million, compared to $9.7 million for the year ended December 31, 2011.

Years Ended December 31, 2011 vs. 2010

        Net revenues of the Credit Products segment were $71.1 million for the year ended December 31, 2011, a decline of $16.2 million compared to the year ended December 31, 2010. The decrease was primarily due to lower commissions and principal transaction revenues, primarily due to a decrease in spreads during the year, partially offset by higher volumes. Investment banking revenue also declined $4.0 million compared to the prior year.

        Operating expenses were $61.3 million for the year ended December 31, 2011, a decline of $20.6 million compared to the year ended December 31, 2010. The decrease was a result of a larger portion of compensation expense expected to be paid in stock-based compensation compared to the prior year. In addition, compensation expense for the year ended December 31, 2010 was also impacted by $4.7 million of non-cash compensation expense resulting from the previously mentioned changes in the vesting provisions to equity compensation awards to be granted in connection with 2010 year-end bonuses and the related impact of the changes to certain outstanding equity awards granted in connection with year-end bonuses for prior years. Pre-tax contribution for the year ended December 31, 2011 was $9.7 million, compared to $5.3 million for the year ended December 31, 2010.

	Year Ended December 31,
ClearPoint (In thousands)	2012	2011	2010
Net revenues
Principal transactions	$46,283	$40,120	$—
Net interest	(196)	519	—
Other	7,288	6,285	—

Total net revenues	$53,375	$46,924	$—
Operating expenses	59,266	50,610	—

Pre-tax loss	$(5,891)	$(3,686)	$—

Year Ended December 31, 2012 vs. 2011

        Net revenues were $53.4 million for the year ended December 31, 2012, an increase of $6.5 million compared to the year ended December 31, 2011. The increase was due to higher daily loan commitments primarily arising in the first quarter of 2012, prior to origination limits implemented late in the second quarter in order to align ClearPoint's daily average loan commitments with its distribution capabilities. Revenues resulting from prior loan commitment levels were not commercially sustainable.

        Operating expenses were $59.3 million for the year ended December 31, 2012, an increase of $8.7 million compared to the year ended December 31, 2011. Operating expenses include $39.2 million and $33.1 million of broker and loan processing fees for the years ended December 31, 2012 and 2011, respectively, which are variable expenses directly related to the level of loan commitments for each particular period. Pre-tax loss for the year ended December 31, 2012 of $5.9 million increased $2.2 million compared to the year ended December 31, 2011 and was primarily due to the limits placed on loan origination activities as a result of liquidity constraints experienced in the first quarter of 2012 and fully disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

        On February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint's assets to Homeward. This transaction closed on February 22, 2013, and all remaining business activities of ClearPoint are being wound down. The Company estimates it will recognize a loss of approximately $5.0 million in connection with this disposition. Refer to "Sale of ClearPoint" within the "Business Overview" discussion above, as well as Note 29 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

	Year Ended December 31,
Other (In thousands)	2012	2011	2010
Net revenues
Principal transactions	$(81)	$(106)	$(3)
Investment gains	1,233	2,996	7
Net interest	5,627	6,330	4,698
Gain from bargain purchase—ClearPoint Funding, Inc. acquisition	—	2,330	—
Other	930	1,174	623

Total net revenues	$7,709	$12,724	$5,325
Operating expenses	63,621	116,063	67,571

Pre-tax loss	$(55,912)	$(103,339)	$(62,246)

Years Ended December 31, 2012 vs. 2011

        Net revenues were $7.7 million for the year ended December 31, 2012, a decline of $5.0 million compared to the year ended December 31, 2011. The decline was primarily attributable to the ClearPoint bargain purchase gain of $2.3 million recorded during the prior year, as well as lower revenues resulting from the changes in value of the Company's FATV investment.

        Operating expenses were $63.6 million for the year ended December 31, 2012, a decline of $52.4 million compared to the year ended December 31, 2011. The decrease was primarily a result of the previously mentioned $80.2 million goodwill and intangible asset impairment charge related to the Investment Banking division realignment which occurred in the third quarter of 2011, partially offset by the previously mentioned goodwill impairment charge of $21.1 million recognized in the second quarter of 2012. This decrease was partially offset by higher legal, consulting and advisory fees, including costs incurred in connection with our strategic review process. Operating expenses also increased as a result of costs incurred in connection with the Company's asset management initiative. Pre-tax loss was $55.9 million for the year ended December 31, 2012 compared to $103.3 million for the year ended December 31, 2011.

Years Ended December 31, 2011 vs. 2010

        Net revenues were $12.7 million for the year ended December 31, 2011, an increase of $7.4 million compared to the year ended December 31, 2010. The increase in net revenue was attributable to higher investment gains from the change in value of the Company's investment in FATV and a gain of $0.9 million resulting from the sale of an investment security. Net revenues for the year ended December 31, 2011 also include the gain from bargain purchase of $2.3 million related to the ClearPoint acquisition. Net interest income increased by $1.6 million, primarily due to interest expense no longer being incurred on the Series B Preferred Stock, which was redeemed in September 2010.

        Operating expenses were $116.1 million for the year ended December 31, 2011, an increase of $48.5 million compared to the year ended December 31, 2010. Operating expenses for the year ended December 31, 2011 include a goodwill and intangible asset impairment charge related to the investment banking division of $80.2 million in connection with the realignment of the division in the third quarter of 2011 and $1.7 million of severance expense due to the resignation of the former interim CEO. These items were partially offset by lower variable compensation costs compared to the prior year, for members of senior management.

        Operating expenses for the year ended December 31, 2010 includes the previously mentioned (i) $13.3 million of compensation expense related to the separations of the former CEO and the former CFO from the Company during the first quarter of 2010 (ii) $3.9 million of occupancy expense related to lease terminations associated with the consolidation of certain of the Company's offices to its current location in New York City (iii) $2.3 million of non-cash compensation expense associated with the modification to a senior executive's unvested share-based compensation awards, (iv) the $1.6 million loss on extinguishment of the Series B Preferred Stock and (v) the partial revaluation of an indemnification receivable of $0.7 million.

        Pre-tax loss for the year ended December 31, 2011 was $103.3 million, compared to $62.2 million for the year ended December 31, 2010.

Explanation and Reconciliation of the Company's Use of Non-GAAP Financial Results

        The Company has included in this Annual Report certain financial metrics that were not prepared in accordance with GAAP. These non-GAAP financial results, which include presentations of net revenues, compensation and benefits, non-compensation expenses, income before income taxes from continuing operations, provision for income taxes, net income from continuing operations, compensation expense ratios, pre-tax margin, return on average tangible equity and diluted earnings per share, are presented as an additional aid in understanding and analyzing the Company's financial results for the years ended December 31, 2012, 2011 and 2010, respectively. Specifically, the Company believes that the non-GAAP results provide useful information by excluding certain items that may not be indicative of the Company's core operating results or business outlook and also to emphasize information that the Company believes is important in understanding the Company's performance. These non-GAAP amounts exclude items reflected as adjustments within the "Reconciliation of GAAP to Non-GAAP (Loss)/Income from Continuing Operations" table below. The Company believes these non-GAAP results will allow for a better evaluation of the operating performance of the Company's business and facilitate a meaningful comparison of the Company's results in the current period to those in prior periods and future periods. References to these non-GAAP results should not be considered a substitute for results that are presented in a manner consistent with GAAP.

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

        The non-GAAP financial results set forth below have not been adjusted for the recent developments described under Item 1, "Business—Overview" and elsewhere in this Annual Report on Form 10-K and may not be representative of future results.

 Reconciliation of GAAP to Non-GAAP (Loss)/Income from Continuing Operations

	Year Ended December 31, 2012					Year Ended December 31, 2011
(In thousands, expect per share and ratio data)
	GAAP	Adjustments		Non-GAAP		GAAP	Adjustments		Non-GAAP
Net revenues	$203,595	$—		$203,595		$261,172	$(2,330	)(1)	$258,842

Non-interest expenses:
Compensation and benefits	143,414	(330	)(2)	143,084		162,537	(3,632	)(3)	158,905
Non-compensation expenses	113,534	(24,084	)(4)	89,450		160,512	(80,842	)(5)	79,670

Total non-interest expense	256,948	(24,414)		232,534		323,049	(84,474)		238,575

(Loss)/income from continuing operations before income taxes	(53,353)	24,414		(28,939)		(61,877)	82,144		20,267
Provision for income taxes	24,602	(29,144	)(6)	(4,542)		2,207	5,928	(7)	8,135

Net (loss)/income from continuing operations	$(77,955)	$53,558		$(24,397)		$(64,084)	$76,216		$12,132

Earnings per share:
Diluted—continuing operations	$(0.66)			$(0.21	)(8)	$(0.52)			$0.09 (8)
As a percentage of net revenues:
Compensation and benefits	70.4%			70.3%		62.2%			61.4%
(Loss)/income from continuing operations before income taxes	(26.2)%			(14.2)%		(23.7)%			7.8%

(1)
Represents the bargain purchase gain related to the ClearPoint acquisition on January 3, 2011.

(2)
Represents severance expense recognized during the first quarter of 2012.

(3)
Includes (i) severance and stock-based compensation expense of $1.9 million, related to the investment banking realignment which resulted in the termination of 32 investment banking employees and certain administrative positions and (ii) $1.7 million due to the resignation of the former interim CEO in the second quarter of 2011.

(4)
Represents the goodwill impairment charge recognized during the second quarter of 2012 of $21.1 million, as well as $3.0 million of legal, consulting and advisory fees incurred in connection with our strategic review process.

(5)
Includes goodwill and intangible impairment charges of $80.2 million and other non-compensation expenses of $0.6 million as a result of the investment banking realignment.

(6)
Represents the change in the valuation allowance on the Company's deferred tax assets.

(7)
The effective income tax rate of 7.2% differs from the federal statutory rate of 35% primarily due to non-tax deductible goodwill, the non-taxable bargain purchase gain and state and local taxes.

(8)
Non-GAAP net (loss)/income from continuing operations divided by 119.0 million and 129.5 million dilutive shares for the year ended December 31, 2012 and 2011, respectively.

 Reconciliation of GAAP to Non-GAAP (Loss)/Income from Continuing Operations (Continued)

	Year Ended December 31, 2011				Year Ended December 31, 2010
(In thousands, except per share and ratio data)
	GAAP	Adjustments		Non-GAAP	GAAP	Adjustments		Non-GAAP
Net revenues	$261,172	$(2,330	)(1)	$258,842	$248,582	$—		$248,582

Non-interest expenses:
Compensation and benefits	162,537	(3,632	)(2)	158,905	222,833	(23,184	)(3)	199,649
Non-compensation expenses	160,512	(80,842	)(4)	79,670	51,532	(6,130	)(5)	45,402

Total non-interest expense	323,049	(84,474)		238,575	274,365	(29,314)		245,051

(Loss)/income from continuing operations before income taxes	(61,877)	82,144		20,267	(25,783)	29,314		3,531
Provision for income taxes	2,207	5,928(6)		8,135	(9,778)	13,292	(7)	3,514

Net (loss)/income from continuing operations	$(64,084)	$76,216		$12,132	$(16,005)	$16,022		$17

Earnings per share:
Diluted—continuing operations	$(0.52)			$0.09(8)	$(0.13)			$0.00 (8)
As a percentage of net revenues:
Compensation and benefits	62.2%			61.4%	89.6%			80.3%
(Loss)/income from continuing operations before income taxes	(23.7)%			7.8%	(10.4)%			1.4%

(1)
Represents the bargain purchase gain related to the ClearPoint acquisition on January 3, 2011.

(2)
Includes (i) severance and stock-based compensation expense of $1.9 million, related to the investment banking realignment which resulted in the termination of 32 investment banking employees and certain administrative positions and (ii) $1.7 million due to the resignation of the former interim CEO in the second quarter of 2011.

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

(7)
The effective income tax rate of 45.3% differs from the federal statutory rate of 35% primarily due to state and local taxes and the $1.6 million loss on extinguishment of the mandatorily redeemable preferred stock, which is not deductible for tax.

(8)
Non-GAAP net (loss)/income from continuing operations divided by 129.5 million and 121.3 million dilutive shares for the year ended December 31, 2011 and 2010, respectively.

Return on Average Tangible Stockholders' Equity (Non-GAAP)

        Presented below is information on the Company's annualized return on average tangible stockholders' equity (Non-GAAP):

	Twelve Months Ended December 31,
(Dollars in thousands)	2012		2011	2010
Net (loss)/income from continuing operations (non-GAAP)	$(24,397	)(1)	$12,132 (1)	$17 (1)
Plus: Amortization of intangibles, net of tax	278		1,540	2,108

Net (loss)/income from continuing operations, adjusted (non-GAAP)	$(24,119)		$13,672	$2,125

Average total stockholders' equity (GAAP)	$215,356		$314,313	$344,699
Less: Average intangible assets	(13,042)		(79,938)	(123,254)

Average tangible stockholders' equity (non-GAAP)	$202,314		$234,375	$221,445

Annualized return on tangible stockholders' equity (non-GAAP)	(11.9)%		5.8%	1.0%

Return on Average Stockholders' Equity (GAAP)

        Presented below is information on the Company's annualized return on average stockholders' equity, which is the most directly comparable GAAP metric to the Non-GAAP metric above:

	Twelve Months Ended December 31,
(Dollars in thousands)	2012		2011		2010
Net loss from continuing operations	$(77,955)		$(64,084)		$(16,005)
Average stockholders' equity	215,356		314,313		344,669

Annualized return on stockholders' equity	NM	(2)	NM	(2)	(4.6%	)

(1)
Designates non-GAAP financial results. A reconciliation of the Company's GAAP results to non-GAAP financial results is set forth above under the caption "Reconciliation of GAAP to Non-GAAP Income from Continuing Operations."

(2)
Not meaningful, as these respective periods include substantial goodwill and deferred tax impairment charges.

Financial Condition

        The Company's matched book repurchase activities were wound down during the year ended December 31, 2012 (and comprised approximately 47.1% of the Company's total assets at December 31, 2011). The unwinding of these activities did not have a material impact to the Company's results of operations.

        The Company's financial instruments owned at December 31, 2012 were $1.1 billion, a decline of $458.5 million, or 29.5%, since December 31, 2011. Contributing to this decline were reduced loan balances in connection with the previously mentioned loan origination limits implemented by ClearPoint.

        Financial instruments owned and securities sold, but not yet purchased consisted of the following at December 31:

	2012		2011
(In thousands)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Financial Instruments
Agency mortgage-backed securities	$905,038	$—	$1,085,621	$—
Loans	77,573	—	228,226	—
Federal agency obligations	46,021	—	158,774	11,796
Non-agency mortgage-backed securities	28,124	—	56,573	—
Corporate debt securities	30,246	2,520	14,524	12,254
U.S. Government obligations	2,096	128,504	5,789	158,059
Preferred stock	2,439	—	1,617	914
Equities	703	2	1,001	2
Other debt obligations	2,745	—	839	—
Derivatives	1,196	1,704	1,696	1,971

Total	$1,096,181	$132,730	$1,554,660	$184,996

        Refer to Notes 1 and 8 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding the Company's accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with ASC 820 "Fair Value Measurements and Disclosures" ("ASC 820").

Liquidity and Capital Resources

        Liquidity is of paramount importance to the success of our operations. The Company manages its liquidity by monitoring its funding and cash flow needs daily and measuring them against available cash levels in order to maintain available cash at its clearing agents so there is liquidity available for operations and for meeting financial obligations even under stressful market conditions. The Company also maintains conservative leverage ratios and generally holds inventory that is traded in active markets. The majority of the Company's inventory is financed by our clearing broker and, to a lesser extent, through repurchase agreements. We use these financing sources, and periodically consider others in order to reduce funding/liquidity risk.

        The Company had cash and cash equivalents of $44.9 million and $36.7 million, respectively at December 31, 2012 and 2011. In addition, the Company's securities positions in trading accounts that are readily marketable and actively traded were approximately $960.5 million and $1.3 billion at December 31, 2012 and 2011, respectively. These financial instruments are substantially financed by the Company's payable to its clearing broker and secured borrowings. The level of assets and liabilities will fluctuate due to changing market conditions and customer demand.

        The majority of the cash and readily marketable securities are assets of Gleacher Securities, a regulated broker-dealer, which is subject to various laws and regulations including those that authorize regulatory bodies to monitor and/or restrict the flow of funds, in certain circumstances, to the parent holding company or any other affiliates. Such regulations may prevent the Parent from withdrawing capital from Gleacher Securities when and as needed to conduct business activities or satisfy the obligations of the Parent and/or any of its subsidiaries. The most restrictive of these regulations is FINRA Rule 4110(c)(2). Under this rule, Gleacher Securities may not make an unsecured advance or loan, pay a dividend or otherwise effect a similar distribution to the Parent and/or its affiliates in any rolling 35-calendar-day period, on a net basis, in excess of 10% of Gleacher Securities' excess "net capital," as defined under Rule 15c3-1 of the Exchange Act, without prior written FINRA approval. These capital withdrawal limitations do not limit Gleacher Securities from using its cash resources to manage its own capital needs.

Recent Adverse Events

        The Company does not believe that the previously discussed recent adverse events will have a significant near-term impact on its liquidity. The Company's available liquidity, which consists primarily of cash and financial instruments that are traded in active markets, net of financing from our clearing broker and, to a lesser extent, through repurchase agreements, is sufficient to meet its ongoing financial obligations for a reasonable period of time. However, our ability to operate our sales and trading businesses is critically dependent on financing made available principally by our clearing broker and, to a lesser extent, the repurchase markets. To the extent these sources of financing were to be reduced, or in a more extreme scenario, terminated, our ability to operate our sales and trading businesses would be adversely effected, which could have a material and adverse effect on the Company.

ClearPoint and Related Matters

        As previously mentioned, on February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint's assets to Homeward. This transaction closed on February 22, 2013. As a result of this transaction, the Company will improve its liquidity through the expected recapture of approximately $20 million of cash currently held in the ClearPoint business. This cash will become available to the Company as ClearPoint sells down its mortgage loan inventory as part of its general wind down. An additional $5.0 million of cash currently held in the ClearPoint business was deposited into an escrow account for a three-year period following the closing date in order to satisfy indemnification claims of Homeward, if any. The Parent has also guaranteed ClearPoint's indemnification obligations to Homeward, up to a maximum of $2.5 million. If during the three-year period following the closing date, the payment of sums from the escrow amount is not permitted, indemnity claims of Homeward will be paid under the guaranty, up to a maximum of $7.5 million. Any amounts paid under the guaranty will be released to the Company from the escrow amount on a dollar-for-dollar basis.

        In connection with the Homeward Transaction, the Company entered into Consent and Wind-down Agreements in favor of ClearPoint's warehouse lenders, pursuant to which any funded loan that has not been purchased by the thirty-first day following the closing date of the Homeward Transaction shall become immediately due and payable under the respective credit facilities. As of March 15, 2013, ClearPoint had no remaining exposure to these credit facilities. In addition, the separate limited guaranties entered into by the Parent on February 29, 2012 and amended as of March 15, 2012, with ClearPoint's warehouse lenders ("Curtailment Guaranties") have terminated.

        In connection with the Homeward Transaction, ClearPoint has agreed to provide transition services which includes loan origination services in Massachusetts and Virginia, currently through the earlier of March 31, 2013 or such date as Homeward receives the applicable licenses required to originate loans in these states. ClearPoint has arranged for a temporary credit facility in order to finance this origination activity. Capacity under this credit facility is $10 million and the facility can be terminated with five days written notice, or otherwise expires on September 30, 2013. Homeward will reimburse ClearPoint for the costs of providing the loan origination services and has provided a payment and performance guaranty of ClearPoint's obligations to the lender of this facility.

        Refer to Note 29 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

Share Repurchases

        During the years ended December 31, 2012 and 2011, the Company had repurchased 1.3 million and 5.3 million shares of its common stock, respectively, for approximately $1.2 million and $10.6 million, respectively, under its previously announced stock-repurchase program. In February 2013, the Board of Directors renewed this share repurchase program, authorizing up to $10 million in additional repurchases of Company common stock through the date on which the Company publicly releases its results of operations for fiscal 2013. No additional shares have been repurchased since the renewal of this program.

        In addition, on November 22, 2011, the Company closed its modified "Dutch auction" tender offer. The Company accepted for purchase 6,601,313 shares of its common stock at a purchase price of $1.25 per share, or approximately $8.3 million in the aggregate. Included within the shares accepted for purchase were 601,313 additional common shares that the Company elected to purchase pursuant to its option to increase the size of the offering by up to 2% of the outstanding shares of common stock. The shares repurchased represented 5.17% of the shares immediately outstanding prior to the consummation of the tender offer.

Restructuring and Strategic Plan

        In August 2011, the Company announced the implementation of a new strategic plan, which included the closure of the Company's Equities business, effective on the date of announcement, and realignment of the Investment Banking division. This resulted in the termination of 62 employees of the Equities division and 32 employees of the Investment Banking division as well as certain administrative positions. In connection with these actions, during the year ended December 31, 2011, the Company recorded (i) a restructuring charge of approximately $7.3 million (of which approximately $1.6 million was a non-cash charge) related to the closure of the Equities business, which was reported as a component of discontinued operations and (ii) approximately $2.5 million of expenses in connection with the realignment of the Investment Banking division (of which approximately $1.0 million was a non-cash charge). The Company's remaining liability resulting from the restructuring and realignment is not material as of December 31, 2012, and therefore, such actions are not expected to have a significant adverse effect on our liquidity or future sources and uses of capital.

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

Regulatory

        As of December 31, 2012, each of the Company's registered broker-dealer subsidiaries, Gleacher Securities and Gleacher Partners, were in compliance with the net capital requirements of FINRA and, in the case of Gleacher Securities, the NFA. The net capital rules restrict the amount of a broker-dealer's net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company's broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company. As of December 31, 2012, Gleacher Securities had net capital of $56.2 million, which exceeded minimum net capital requirements of FINRA and the NFA by $55.9 million, and Gleacher Partners had net capital of $0.8 million, which exceeded net capital requirements of FINRA by $0.5 million.

Derivatives

        The Company utilizes derivatives for various economic hedging strategies to actively manage its market and liquidity exposures. In addition, ClearPoint entered into mortgage loan interest rate lock commitments ("IRLCs") in connection with its mortgage lending activities, which are being discontinued as a result of the Homeward Transaction. Refer to Note 9, within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

Legal Proceedings

        From time to time, the Company and its subsidiaries are involved in legal proceedings or disputes (See Part I—Item 3, Legal Proceedings).

        Due to the nature of the Company's business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings and claims. These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending, employment matters and stockholder claims. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company's financial position. These proceedings and claims typically involve associated legal costs incurred by the Company in connection with defending against these matters, which could be significant. The Company has been in the past, and currently is, subject to a variety of claims and litigations arising from its business, most of which it considers to be routine.

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

        Based on currently available information, the Company does not believe that any current litigation, proceeding, claim or other matter to which it is a party or otherwise involved, including any associated defense costs, will have a material adverse effect on its financial position or cash flows, although an adverse development, or an increase in associated legal fees, could be material to the Company's results of operations in a particular period, depending in part on the Company's operating results in that period.

Deferred Tax Assets

        Liquidity also arises from the Company's ability to utilize its net deferred tax assets in order to reduce current tax obligations. During the second quarter of 2012, the Company entered into a three-year cumulative loss position. This cumulative loss position, along with other evidence, merited the establishment of a valuation allowance against the deferred tax assets. As of December 31, 2012, the valuation allowance was $33.3 million.

        A sustained period of profitability is required before the Company would change its judgment regarding the need for a valuation allowance against its net deferred tax assets. The realization of the net deferred tax assets is ultimately dependent upon the Company's ability to produce sufficient future taxable income prior to their expiration and the Company's stock price.

Off-Balance Sheet Arrangements

        Certain liabilities or commitments of the Company that are not recorded on the Company's Consolidated Statements of Financial Condition as of December 31, 2012 are identified or described in the "Contractual Obligations" section which follows, and within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

        In addition, refer to "Risk Factors—Risks Relating to Liquidity and Access to Capital" as well as Note 29 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for discussion regarding the Parent's obligations under certain guaranties issued with respect to ClearPoint.

Contractual Obligations

        The following table sets forth the contractual obligations which require us to make future cash payments which are described below by year:

(In thousands)	Total	2013	2014	2015	2016	2017	Thereafter	All Others
Amounts related to off-balance sheet obligations
ClearPoint loan commitments(1)	$125,111	$125,111	$—	$—	$—	$—	$—	$
Operating leases (net of sublease rental income)(2)	68,594	6,989	6,062	5,791	5,850	5,538	38,364		—
Employment commitment(3)	363	363	—	—	—	—	—		—
Amounts related to on-balance sheet obligations
ClearPoint secured borrowings(4)	64,908	64,908	—	—	—	—	—		—
Merger agreement commitment(5)	594	—	160	—	—	—	—		434
Asset Purchase—RangeMark Financial Services(6)	2,500	500	1,000	1,000	—	—	—		—
Liabilities from unrecognized tax benefits(7)	3,755	3,029	464	262	—	—	—		—
Subordinated debt(8)	593	185	320	63	25	—	—		—

Total	$266,418	$201,085	$8,006	$7,116	$5,875	$5,538	$38,364		$434

(1)
Represents the amount of ClearPoint's committed loans (of which $100.1 million are expected to fund). These commitments will be funded by ClearPoint's secured mortgage warehouse lines of credit to the extent there is available capacity and ClearPoint's lenders extend financing, as the lenders have no firm financing commitment.

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

(3)
In connection with the Company's acquisition of ClearPoint on January 3, 2011, the former stockholder of ClearPoint is entitled to receive payments consisting of no more than $2.0 million payable in installments and reduced for certain matters for which the Company is indemnified. In connection with the closing of the Homeward Transaction, the Company settled its remaining obligation with a payment to the former stockholder of $0.1 million on March 1, 2013 ($0.3 million was paid in connection with the second installment in January 2013) and the indemnification arrangement from the former stockholder has been terminated.

(4)
Represents the amount borrowed by ClearPoint on its secured mortgage warehouse lines of credit, which is collateralized by approximately $77.6 million of loans.

(5)
In connection with the acquisition of Gleacher Partners Inc., the Company agreed to pay $10 million to the selling parties five years after closing the Transaction. During the year ended December 31, 2012, the Company paid $4.4 million of this obligation ($4.9 million was paid during the year ended December 31, 2010). The remaining $0.7 million is recorded within the Company's Consolidated Statements of Financial Condition contained in Item 8 of this Annual Report on Form 10-K.

(6)
In connection with the Company's acquisition of certain assets and the assumption of certain liabilities from RangeMark Financial Services, Inc. and certain of its affiliates and other parties ("RangeMark"), the Company agreed to pay $2.5 million, payable in installments commencing September 20, 2013 through March 31, 2015.

(7)
At December 31, 2012, the Company had a reserve for unrecognized tax benefits including related interest of $3.8 million. We currently anticipate that total unrecognized tax benefits will decrease by an amount between $0.0 million and $2.3 million in the next twelve months.

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

Valuation of Securities and Other Assets

        Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at fair value, or at carrying amounts that approximate fair value, because of their short term nature, with the exception of the subordinated debt. Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealer and clearing organizations, related parties and others, Securities purchased under agreements to resell and Securities sold under agreements to repurchase. The fair value of the subordinated debt at December 31, 2012 and 2011 approximated fair value based on current rates available.

        Securities transactions in regular-way trades and the related profit and loss arising from such transactions are recorded on their trade date as if they had settled. Unrealized gains and losses from valuing investments at fair value, as determined by management (including the Company's investment in FATV), are included as revenues from investment gains/(losses). Financial instruments owned and securities sold, but not yet purchased, are recorded at fair value, which is the price that would be received upon the sale of an asset or paid upon transfer of a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. These financial instruments are primarily comprised of holdings in fixed income securities, mortgage loans originated by ClearPoint, and the Company's investment in FATV.

        Fixed income securities include securities traded in active markets, such as on-the-run treasuries, federal agency obligations, agency mortgage-backed securities, corporate debt, certain preferred stock, asset-backed and non-agency residential and commercial mortgage-backed securities and certain other debt obligations. In determining fair value for these financial instruments, management considers recent purchases or sales of the financial assets, benchmark securities and yields, discounted cash flow techniques, recently executed market transactions of comparable size, issuer spreads and bids/offers. These inputs relate either directly to the financial assets being evaluated or indirectly to a similar security (for example, another bond of the same issuer or a bond of a different issuer in the same industry with similar maturity, terms and conditions).

        Fixed income securities also include certain securities not traded in active markets such as certain non-agency commercial and residential mortgage-backed securities positions and certain other debt obligations. In determining fair value for these financial instruments, management maximizes the use of market observable inputs when available. Management considers factors such as recent purchases or sales of the financial assets, discounted cash flow techniques, bids that were received, and various benchmarking techniques, including spread comparisons to other similar financial assets recently traded, or spreads to observable factors such as yield curves. Management considers its valuation methodologies consistent with the assumptions made by other market participants in valuing similar financial assets.

        Fair value of residential mortgage loans originated by ClearPoint are determined primarily based upon the prospective investor buy price. For the Company's investment in FATV, which includes holdings in illiquid and privately held securities that do not have readily determinable fair values, the general partner applies certain valuation techniques, including consideration of comparable market transactions and the use of valuation models to determine the discounted value of estimated future cash flows, adjusted as appropriate for market and/or other risk factors.

        Financial instruments owned and investments include, at December 31, 2012 and 2011, $23.4 million and $80.8 million, respectively, of financial instruments whose fair value is determined predominantly by unobservable inputs that reflects management's own assumptions (i.e., Level 3 classification as defined by ASC 820).

        Refer to Note 8 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding the Company's financial instruments and classification of such financial instruments in accordance with ASC 820.

Goodwill and Intangible Assets

        The Company amortizes intangible assets over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company, and tests for impairment at the time of a triggering event, if one were to occur. Goodwill is not amortized; instead, it is reviewed on an annual basis for impairment. Goodwill may be impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit, which is determined based upon significant unobservable inputs. A reporting unit is defined by the Company as an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. For impairment testing purposes, goodwill has been allocated to each reporting unit based upon the goodwill derived from each specific acquisition.

        The Company generally uses a combination of the market and income approaches to determine the fair value of the reporting unit. Key assumptions utilized in the market approach include the use of multiples of earnings before interest and taxes and earnings before interest, taxes, depreciation and amortization based upon available comparable company market data. The income approach, which is a discounted cash flow analysis, utilizes a discount rate which includes an estimated cost of debt and cost of equity and capital structure based upon observable market data. There is a degree of uncertainty associated with the key assumptions utilized within the annual goodwill impairment tests. The discounted cash flow assumptions includes an estimated growth rate which may not be indicative of actual future results. In addition, a downturn in the market may widen credit spreads resulting in a larger discount rate being utilized in the discounted cash flow analysis and could also have an adverse effect on the market multiples of our guideline companies.

        During the year ended December 31, 2011, the Company recorded impairments of $75.7 million of goodwill and $4.6 million of intangible assets allocated to the Investment Banking reporting unit and impairments of all of the goodwill and intangible assets of the Equities reporting unit (classified as part of discontinued operations). These impairments were recognized in connection with Company's realignment of its core investment banking practice and the underperformance of the Company's equities division (the Company exited the Equities business, effective August 22, 2011). In addition, during the second quarter of 2012, the Company determined that all of its then remaining goodwill of approximately $21.1 million had been impaired, due to the duration and severity of the decline in the Company's stock price in relation to its book value.

        Goodwill of approximately $1.2 million remaining on the Company's consolidated statements of financial condition relates to the Company's acquisition of certain assets and assumption of certain liabilities from RangeMark, which closed on November 7, 2012. This goodwill has been allocated to the Company's MBS & Rates segment and the annual impairment testing date has been designated to be November 1.

        Refer to Note 12 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

Contingencies

        The Company is subject to contingencies, including judicial, regulatory and arbitration proceedings, tax and other claims. The Company will recognize a liability in its financial statements related to legal and other claims in Accrued expenses within the Consolidated Statements of Financial Condition contained in Item 8 of this Annual Report on Form 10-K when incurrence of a loss is probable and the amount of the loss is reasonably estimable. The determination of these amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to the amount of the claim; the amount of the loss, if any, incurred by the other party; the basis and validity of the claim; the possibility of wrongdoing on the part of the Company; likely insurance coverage (to the extent collection is probable); previous results in similar cases; and legal precedents and case law. Pending legal proceedings and potential claims are reviewed with counsel in each accounting period and the reserve, if any, is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may prove to be incorrect, which could materially affect results in the period the claims are ultimately resolved.

Income Taxes

        Significant judgment is required in determining whether a valuation allowance should be provided against the Company's deferred tax assets ("DTAs"), which is provided when it is more likely than not that such DTAs will not be realized. In assessing the need for a valuation allowance, the Company considers both the positive and negative evidence related to the likelihood of realization of the DTAs. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against DTAs. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

        During the second quarter of 2012, the Company entered into a three-year cumulative loss position. This cumulative loss position, along with other evidence, merited the establishment of a valuation allowance against the deferred tax assets. As of December 31, 2012, the Company carried a valuation allowance of $33.3 million. A sustained period of profitability is required before the Company would change its judgment regarding the need for a valuation allowance against its net deferred tax assets.

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

Recent Accounting Pronouncements

        In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). The main objective of ASU 2013-01 is to address implementation issues about the scope of ASU No. 2011-11 "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires new disclosures about balance sheet offsetting and related arrangements. For derivative financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to offsetting requirements but not offset in the balance sheet. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives, including embedded bifurcated derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with applicable accounting literature or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset, and since these amended principles require only additional disclosures, the adoption of ASU 2011-11 will not affect the Company's financial condition, results of operations or cash flows.

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

        In May 2011, the FASB issued ASU No. 2011-04 "Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"), in order to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial

Reporting Standards ("IFRS"). The amendments in this ASU include clarification of (i) the application of the highest and best use valuation premise concepts and specifies that such concepts are relevant only when measuring the fair value of nonfinancial assets, (ii) the requirement to measure certain instruments classified in stockholders' equity at fair value, such as equity interests issued as consideration in a business combination and (iii) disclosure requirements regarding quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements, including (a) measuring the fair value of financial instruments that are managed within a portfolio by permitting entities to measure such financial instruments on a net basis if such entities manage such financial instruments on the basis of their net exposure, (b) clarifying that premiums or discounts related to size as a characteristic of the reporting entity's holding (specifically, a blockage factor) rather than as a characteristic of the asset or liability (for example, a control premium) are not permitted in a fair value measurement and (c) the expansion of disclosures about fair value measurements, including the valuation processes of financial instruments categorized within Level 3 of the fair value hierarchy and sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial statements. Refer to Note 8 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K which includes the disclosures as required by this ASU.

        In April 2011, the FASB issued ASU No. 2011-03 "Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements" ("ASU 2011-03"), in order to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this ASU remove from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-03 did not have a material impact on the Company's consolidated financial statements.

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

        The Company maintains inventory in agency mortgage-backed securities, debt securities issued by U.S. Government and federal agency obligations, non-agency residential and commercial mortgage-backed securities, corporate debt, listed equities, preferred stock and certain other debt obligations. In addition, the Company originates residential mortgage loans for resale through ClearPoint, the activities of which are being discontinued as a result of the Homeward Transaction. In order to mitigate exposure to market risk, the Company enters into derivatives including the sale of TBAs and exchange traded treasury futures contracts, or by selling short U.S. Government securities.

        The following table categorizes the Company's market risk sensitive financial instruments.

	Market Value (net)
(In thousands)	December 31, 2012	December 31, 2011
Trading risk
Interest rate	$962,572	$1,368,484
Equity	—	—
Foreign exchange	—	—
Commodity	—	—

Total trading risk	$962,572	$1,368,484

Other than trading risk
Equity	$21,180	$19,910
Interest rate	177	180
Foreign exchange	—	—
Commodity	—	—

Total other than trading risk	21,357	20,090

Total market value, net	$983,929	$1,388,574

        Refer to Note 1 and Note 8 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding the Company's accounting policy for valuation of these financial instruments and classification of such financial instruments in accordance with ASC 820.

        The following is a discussion of the Company's primary market risk exposures as of December 31, 2012, including a discussion of how those exposures are currently managed.

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

        The fair market value of securities exposed to interest rate and related prepayment risk included in the Company's inventory at December 31, 2012 and 2011 was $1.0 billion and $1.4 billion, respectively. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve, including its related effect on prepayment speeds. At December 31, 2012 and 2011, the potential change in fair value under this stress scenario was a loss of $3.3 million and $4.1 million, respectively. Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.

        The following table shows a breakdown of our interest rate exposure on December 31, 2012 and December 31, 2011.

Market value change per one hundredth of one percent interest rate increase

(In thousands)	2012	2011
U.S. government and federal agency obligations	$22	$17
Agency mortgage-backed securities	(58)	(85)
Non-agency mortgage-backed securities	(8)	(12)
Corporate debt securities	(19)	(1)
Preferred stock	(2)	(1)

Total	$(65)	$(82)

Average duration (years)	1.16	0.82

Credit Spread and Credit Rating Risk

        The Company actively makes markets in various credit instruments, including corporate bonds (both high yield and investment grade), emerging market debt and structured securities (MBS/ABS/CMBS/CDO/CLO). As a consequence, the Company is exposed to credit spread and credit rating changes in these markets. Credit spread and credit rating risk results from changes in the level or volatility of credit spreads, either as a result of macro market conditions (e.g., risk aversion sentiment) or from idiosyncratic development of certain debt issuers or their sectors. The Company has generally not been exposed to significant credit risk related to the residential mortgage lending activities of ClearPoint as the loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

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

        The following tables show a breakdown of our exposure in these markets on December 31, 2012 and December 31, 2011.

Credit Sensitive Holdings Market Value as of December 31, 2012

(In thousands)	Non-agency mortgage- backed securities	Corporate debt securities, net	Preferred stock	Other debt obligations	Total
Investment grade	$7,927	$19,904	$1,150	$2,074	$31,055
Non-investment grade	20,197	7,822	1,289	671	29,979

Total	$28,124	$27,726	$2,439	$2,745	$61,034

Credit Sensitive Holdings Market Value as of December 31, 2011

(In thousands)	Non-agency mortgage- backed securities	Corporate debt securities, net	Preferred stock	Other debt obligations	Total
Investment grade	$19,250	$224	$871	$192	$20,537
Non-investment grade	37,323	2,046	(168)	647	39,848

Total	$56,573	$2,270	$703	$839	$60,385

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

        The Company had no significant net long or short positions in marketable equity securities at December 31, 2012 and December 31, 2011. The Company's investment in FATV at December 31, 2012 and December 31, 2011 had a fair market value of $17.1 million and $15.9 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies. This risk measure, for the Company's investment in FATV amounted to $1.7 million at December 31, 2012 and $1.6 million at December 31, 2011. Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

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

        Agency and principal securities transactions with customers of the Company's subsidiaries, other than the Rates business, are cleared through a third party clearing agreement on a fully disclosed basis. Under this agreement, transactions are deemed to be either receive versus payment, delivery versus payment or cash transactions.

        In the normal course of business, Gleacher Securities guarantees certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. Gleacher Securities also indemnifies some clients against potential losses incurred in the event of non-performance by specified third-party service providers, including sub-custodians. The maximum potential amount of future payments that Gleacher Securities could be required to make under these indemnifications cannot be estimated. However, Gleacher Securities has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future. Therefore, the Company has not recorded any contingent liability in the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, for these indemnifications.

        In the ordinary course of business, ClearPoint indemnified counterparties, including under its loan sale and warehouse line agreements, against potential losses incurred by such parties in connection with particular arrangements. Reserves for the exposure to these obligations is included within Accrued expenses in the Consolidated Statements of Financial Condition contained in Item 8 of this Annual Report on Form 10-K. Amounts reserved as of December 31, 2012 and 2011 are not material. In connection with the Company's acquisition of ClearPoint in January 2011, the Company was indemnified for any such losses with respect to any loans presented to ClearPoint or originated on or prior to January 3, 2011. In connection with the closing of the Homeward Transaction, the Company settled its remaining obligation with a payment to the former stockholder of $0.1 million on March 1, 2013 and the indemnification arrangement from the former stockholder has been terminated.

        The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business. The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted. At December 31, 2012 and 2011, the Company had a deposit with the FICC of approximately $8.8 million and $15.2 million, respectively, which is recorded within Receivable from brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition contained in Item 8 of this Annual Report on Form 10-K.

Liquidity and Funding Risk

        Liquidity risk is the risk that it takes longer or it is more costly than anticipated to sell inventory to raise cash due to adverse market conditions. Funding risk is the risk that we are unable to meet margin calls or cash flow needs due to lack of cash or are unable to maintain leveraged positions due to margin calls.

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

(In thousands of dollars)	December 31, 2012	December 31, 2011
Total assets	$1,229,638	$3,303,556
Less: Securities purchased under agreements to resell	—	(1,523,227)

Adjusted assets (non-GAAP)	1,229,638	1,780,329

Stockholders' equity	$180,995	$259,123

Leverage ratio(1)	6.8x	12.7x

Leverage ratio—adjusted (non-GAAP)(2)	6.8x	6.9x

(1)
Leverage ratio equals total assets divided by total Stockholders' equity.

(2)
Adjusted leverage ratio equals adjusted assets divided by total Stockholders' equity.

Diversified Funding Sources

        The Company funds its trading operations through secured borrowings, mainly from our clearing firm. The Company has also diversified by accessing the repurchase market as an additional funding source.

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

        Refer to "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report on Form 10-K for further information about our liquidity.

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

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Gleacher & Company, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As more fully discussed in Note 1 to the consolidated financial statements, a combination of events have impacted the Company's ongoing business activities.

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

/s/ PricewaterhouseCoopers LLP

New York, NY
March 18, 2013

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

	Years ended December 31,
	2012	2011	2010
Revenues
Principal transactions	$52,771	$89,108	$79,433
Commissions	71,418	71,347	76,817
Investment banking	30,553	33,069	43,400
Investment banking revenues from related party	—	—	1,947
Investment gains, net	1,233	2,996	7
Interest income	48,796	66,194	57,292
Gain from bargain purchase—ClearPoint Funding, Inc. acquisition (Refer to Note 11)	—	2,330	—
Fees and other	11,651	8,041	1,004

Total revenues	216,422	273,085	259,900
Interest expense	12,827	11,913	11,318

Net revenues	203,595	261,172	248,582

Expenses (excluding interest)
Compensation and benefits	143,414	162,537	222,833
Clearing, settlement and brokerage	40,281	35,203	4,314
Impairment of goodwill and intangible assets (Refer to Note 12)	21,096	80,244	—
Professional fees	15,504	8,135	7,966
Communications and data processing	12,806	13,471	11,464
Occupancy, depreciation and amortization	8,919	8,455	11,941
Business development	3,719	4,620	4,825
Loss from extinguishment of mandatorily redeemable preferred stock (Refer to Note 17)	—	—	1,608
Other	11,209	10,384	9,414

Total expenses (excluding interest)	256,948	323,049	274,365

Loss before income taxes and discontinued operations	(53,353)	(61,877)	(25,783)
Income tax expense/(benefit)	24,602	2,207	(9,778)

Loss from continuing operations	(77,955)	(64,084)	(16,005)
Income/(loss) from discontinued operations, net of taxes (Refer to Note 26)	265	(18,040)	(4,616)

Net loss	$(77,690)	$(82,124)	$(20,621)

Per share data:
Basic loss per share:
Continuing operations	$(0.66)	$(0.52)	$(0.13)
Discontinued operations	—	(0.15)	(0.04)

Loss per share	$(0.65)	$(0.67)	$(0.17)

Diluted loss per share:
Continuing operations	$(0.66)	$(0.52)	$(0.13)
Discontinued operations	—	(0.15)	(0.04)

Loss per share	$(0.65)	$(0.67)	$(0.17)

Weighted average shares of common stock:
Basic	118,977	123,439	121,301
Diluted	118,977	123,439	121,301

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except for share and per share amounts)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$44,868	$36,672
Cash and securities segregated for regulatory and other purposes	13,000	9,612
Securities purchased under agreements to resell	—	1,523,227
Receivables from:
Brokers, dealers and clearing organizations	12,824	58,776
Related parties	1,474	1,337
Others	12,563	16,161
Financial instruments owned, at fair value (includes financial instruments pledged of $1,095,431 and $1,553,610 at December 31, 2012 and 2011, respectively)	1,096,181	1,554,660
Investments	20,478	18,310
Office equipment and leasehold improvements, net	5,311	6,735
Goodwill	1,212	21,096
Intangible assets	5,303	4,311
Income taxes receivable	7,394	12,102
Deferred tax assets, net	—	30,766
Other assets	9,030	9,791

Total Assets	$1,229,638	$3,303,556

Liabilities and Stockholders' Equity
Liabilities
Payables to:
Brokers, dealers and clearing organizations	$638,009	$1,108,664
Related parties	2,944	4,939
Others	2,251	3,243
Securities sold under agreements to repurchase	159,386	1,478,081
Securities sold, but not yet purchased, at fair value	132,730	184,996
Secured borrowings	64,908	213,611
Accrued compensation	34,199	26,274
Accounts payable and accrued expenses	9,866	18,223
Income taxes payable	3,755	3,979
Deferred tax liabilities	—	1,622
Subordinated debt	595	801

Total Liabilities	1,048,643	3,044,433

Commitments and Contingencies (Refer to Note 19)
Stockholders' Equity
Common stock; $.01 par value; authorized 200,000,000 shares, issued 133,769,219 and 133,714,786 shares; and outstanding 124,440,655 and 120,883,601 shares, at December 31, 2012 and 2011, respectively	1,337	1,337
Additional paid-in capital	453,938	463,497
Deferred compensation	124	161
Accumulated deficit	(263,577)	(185,887)
Treasury stock, at cost (9,328,564 shares and 12,831,185 shares, at December 31, 2012 and December 31, 2011, respectively)	(10,827)	(19,985)

Total Stockholders' Equity	180,995	259,123

Total Liabilities and Stockholders' Equity	$1,229,638	$3,303,556

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Deferred Compensation	Total Stockholders' Equity
(In thousands, except for number of shares)	Shares	Amount			Shares	Amount
Balance December 31, 2009	125,056,247	$1,251	$411,633	$(83,142)	(699,084)	$(1,291)	$534	$328,985

Issuance of common stock for stock-based compensation	5,875,577	59	(59)	—	—	—	—	—
Common stock issued into treasury to satisfy share based compensation exercises and vesting	180,719	2	—	—	(180,719)	(2)	—	—
Common stock issued for grants of restricted stock
Amortization of stock-based compensation	—	—	41,890	—	—	—	—	41,890
Reclassification of prior year liability classified stock-based compensation upon issuance of awards	—	—	1,499	—	—	—	—	1,499
Excess net tax benefit related to stock-based compensation	—	—	308	—	—	—	—	308
Issuance of treasury stock for restricted stock grants, restricted stock unit settlements and option exercises	—	—	(5,213)	—	2,462,846	5,213	—	—
Forfeitures of restricted stock	—	—	2,533	—	(1,210,560)	(2,533)	—	—
Shares withheld for minimum withholding taxes for vested restricted stock, restricted stock units and options exercises	—	—	(4,699)	—	(670,802)	(2,035)	—	(6,734)
Settlement of contingent consideration related to the American Technology Holdings, Inc. acquisition (Refer to Note 28)	345,043	3	1,514	—	—	—	—	1,517
Shares reclaimed from escrow—Gleacher Partners, Inc. indemnification (Refer to Note 28)	—	—	—	—	(308,701)	(685)	—	(685)
Shares returned as excess collateral from clearing broker	—	—	189	—	(105,066)	(189)	—	—
Distributions of deferred compensation related to the employee stock trust	—	—	159	—	64,368	99	(258)	—
Net loss	—	—	—	(20,621)	—	—	—	(20,621)

Balance December 31, 2010	131,457,586	$1,315	$449,754	$(103,763)	(647,718)	$(1,423)	$276	$346,159

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Deferred Compensation	Total Stockholders' Equity
(In thousands, except for number of shares)	Shares	Amount			Shares	Amount
Balance December 31, 2010	131,457,586	$1,315	$449,754	$(103,763)	(647,718)	$(1,423)	$276	$346,159

Issuance of common stock for stock based compensation	2,257,200	22	(22)	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	(11,935,513)	(18,898)		(18,898)
Common stock issued into treasury to satisfy share based compensation exercises and vesting
Amortization of stock-based compensation	—	—	15,074	—	—	—	—	15,074
Reclassification of prior year liability classified stock-based compensation upon issuance of awards	—	—	12,446	—	—	—	—	12,446
Net tax benefits/(shortfalls) related to stock-based compensation	—	—	(5,480)	—	—	—	—	(5,480)
Issuance of treasury stock for restricted stock grants, restricted stock unit settlements and option exercises	—	—	(4,763)	—	2,401,443	4,763	—	—
Forfeitures of restricted stock	—	—	1,514	—	(1,055,200)	(1,514)	—	—
Shares withheld for minimum withholding taxes for vested restricted stock, restricted stock units and options exercises	—	—	(4,907)	—	(1,613,139)	(2,694)	—	(7,601)
Payment of expenses to purchase treasury stock	—	—	—	—	—	(257)		(257)
Shares reclaimed from escrow—Gleacher Partners, Inc. indemnification (Refer to Note 28)
Distributions of deferred compensation related to the employee stock trust	—	—	77	—	18,942	38	(115)	—
Other	—	—	(196)	—	—	—	—	(196)
Net loss	—	—	—	(82,124)	—	—	—	(82,124)

Balance December 31, 2011	133,714,786	$1,337	$463,497	$(185,887)	(12,831,185)	$(19,985)	$161	$259,123

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Deferred Compensation	Total Stockholders' Equity
(In thousands, except for number of shares)	Shares	Amount			Shares	Amount
Balance December 31, 2011	133,714,786	$1,337	$463,497	$(185,887)	(12,831,185)	$(19,985)	$161	$259,123

Purchases of treasury stock	—	—	—	—	(1,329,400)	(1,151)	—	(1,151)
Amortization of stock-based compensation	—	—	6,800	—	—	—	—	6,800
Reclassification of prior year liability classified stock-based compensation upon issuance of awards	—	—	—	—	—	—	—	—
Net tax shortfalls related to stock-based compensation	—	—	(377)	—	—	—	—	(377)
Issuance of treasury stock for restricted stock grants and restricted stock unit settlements	—	—	(15,856)	—	10,481,753	15,856	—	—
Forfeitures of restricted stock	—	—	4,199	—	(4,728,578)	(4,199)	—	—
Clawback of certain stock-based compensation grants subject to non-competition provisions	—	—	(2,630)	—	—	—	—	(2,630)
Shares withheld for minimum withholding taxes for vested restricted stock, restricted stock units and options exercises	—	—	(1,695)	—	(925,402)	(1,310)	—	(3,005)
Payment of expenses to purchase treasury stock	—	—	—	—	—	(75)	—	(75)
Distributions of deferred compensation related to the employee stock trust	—	—	—	—	4,248	37	(37)	—
Other	54,433	—	—	—	—	—	—	—
Net loss	—	—	—	(77,690)	—	—	—	(77,690)

Balance December 31, 2012	133,769,219	1,337	453,938	(263,577)	(9,328,564)	(10,827)	124	180,995

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	For the years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(77,690)	$(82,124)	$(20,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	29,144	1,394	(17,444)
Impairment of goodwill and intangible assets—Investment Banking	3,732	80,244	—
Impairment of goodwill—MBS & Rates	17,364	—	—
Amortization of stock-based compensation	6,800	15,074	54,338
Clawback of stock-based compensation awards subject to non-competition provisions	(2,630)	—	—
Investment gains, net	(1,233)	(2,996)	(7)
Depreciation and amortization	1,882	1,936	1,624
Amortization of intangible assets	538	2,099	3,698
Impairment of goodwill and intangible assets—Equities	—	14,311	—
Gain from bargain purchase—ClearPoint Funding, Inc. acquisition	—	(2,330)	—
Loss from extinguishment of mandatorily redeemable preferred stock	—	—	1,608
Loss from disposal of office equipment and leasehold improvements	—	316	419
Amortization of discount of mandatorily redeemable preferred stock	—	—	173
Amortization of debt issuance costs	—	—	125
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	(3,388)	(9,512)	—
Securities purchased under agreements to resell	1,523,227	(1,436,743)	(86,484)
Net receivable/payable from/to related parties	—	861	(1,349)
Net receivable from others	2,712	4,019	(1,787)
Financial instruments owned, at fair value	458,479	(226,574)	(301,542)
Income taxes receivable/payable, net	4,099	(2,526)	(16,105)
Other assets	707	2,482	1,763
Net payable to brokers, dealers, and clearing organizations	(424,703)	(25,831)	404,021
Securities sold, but not yet purchased, at fair value	(52,266)	72,348	39,287
Securities sold under agreements to repurchase	(1,318,695)	1,478,081	—
Accounts payable and accrued expenses	(8,893)	5,868	1,411
Accrued compensation	7,925	(35,853)	(7,477)
Drafts payable	(2)	(847)	388

Net cash provided by/(used in) operating activities	167,109	(146,303)	56,039

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(458)	(2,230)	(5,627)
Payment to former stockholders of Gleacher Partners, Inc. (Refer to Note 28)	(4,373)	—	(4,920)
Purchase of investments	(950)	(1,462)	(691)
ClearPoint acquisition—net cash acquired (Refer to Note 11)	—	626
Return of capital—investments	—	3,385	1,819
Payment to sellers of American Technology Holdings, Inc.	—	—	(1,382)

Net cash (used in)/provided by investing activities	(5,781)	319	(10,801)

Cash flows from financing activities:
Proceeds from secured borrowings	1,492,063	1,645,217	—
Repayments of secured borrowings	(1,640,766)	(1,475,945)	—
Purchases of treasury stock	(1,151)	(18,898)	—
Extinguishment of mandatorily redeemable preferred stock	—	—	(25,905)
Payments for employee tax withholding on stock-based compensation	(3,005)	(7,601)	(6,735)
Excess tax benefits related to stock-based compensation	8	239	2,702
Payment of expenses to purchase treasury stock	(75)	(257)	—
Repayment of subordinated debt	(206)	(108)	(288)

Net cash (used in)/provided by financing activities	$(153,132)	$142,647	$(30,226)

Increase/(decrease) in cash and cash equivalents	$8,196	$(3,337)	$15,012

Cash and cash equivalents at beginning of the year	36,672	40,009	24,997

Cash and cash equivalents at the end of the year	$44,868	$36,672	$40,009

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Income taxes	$382	$735	$17,016
Interest	$12,827	$11,174	$11,256

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

NON CASH INVESTING AND FINANCING ACTIVITIES

        During the years ended December 31, 2012, 2011 and 2010, the Company issued approximately 5.8 million, 1.3 million and 1.2 million shares of treasury stock, net of forfeitures, respectively, for stock-based compensation exercises and vesting and distributions of deferred compensation related to the employee stock trust.

        During the years ended December 31, 2012, 2011 and 2010, the Company issued approximately 0.0 million, 2.3 million and 5.9 million shares of common stock for settlement of stock-based compensation awards.

        The fair value of non-cash assets acquired and liabilities assumed in the ClearPoint Funding, Inc. acquisition on January 3, 2011 were $51.6 million and $49.9 million, respectively (Refer to Note 11).

        The fair value of non-cash assets acquired and liabilities assumed in connection with the acquisition of certain assets and assumption of certain liabilities from RangeMark Financial Services, Inc. and certain affiliates and other parties ("RangeMark") on November 8, 2012 were $2.9 million and $2.9 million, respectively (Refer to Note 11).

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

        During the year ended December 31, 2011 and 2010, the Company issued approximately 15,000 and 345,000 shares of common stock, respectively to the former stockholders of American Technology Holdings, Inc. ("AmTech") in connection with a contingent consideration arrangement (Refer to Note 28).

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Significant Accounting Policies

Organization and Nature of Business

        Gleacher & Company, Inc. (the "Parent" and together with its subsidiaries, the "Company") is an independent investment bank that provides corporate and institutional clients with strategic and financial advisory services. The Company also provides capital raising, research-based investment analysis, and securities brokerage services. The Company offers a range of products through its Investment Banking, Mortgage Backed Securities & Rates ("MBS & Rates") , Credit Products and ClearPoint divisions. The Company is incorporated under the laws of the State of Delaware. The Company's common stock is traded on The NASDAQ Global Market ("NASDAQ") under the symbol "GLCH."

        The Company also provided residential mortgage lending services through its subsidiary ClearPoint Funding Inc. ("ClearPoint"). On February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint's assets to Homeward Residential, Inc. ("Homeward Transaction"). This transaction closed on February 22, 2013, and all remaining business activities of ClearPoint are being wound down. ClearPoint's results will be reclassified as discontinued operations in the first quarter of 2013. Refer to Note 29 herein for additional information.

Recent Developments

        In recent years, we have incurred losses and experienced significant turnover, including among our senior management and business leaders of our operating segments, as well as a number of departures, generally, throughout the ranks of our organization. Recently we have experienced several events that have adversely affected our business operations and resulted in a further deterioration in our financial results. In August 2012 we announced that we were engaged in exploring and evaluating strategic alternatives for the Company, including partnering with one or more equity investors, strategic acquisitions and divestitures or a business combination involving the Company. In this process we explored a wide variety of potential strategic transactions. By February 2013, we had not yet been presented with a suitable strategic alternative. We intended, however, to continue to examine strategic alternatives should appropriate opportunities arise. We announced this update on February 15, 2013. As would be expected, our strategic review introduced uncertainty with our trading partners and employees and consumed significant amounts of our senior management's time and attention. This uncertainty increased after our February 15 update.

        In January 2013, Eric J. Gleacher, our then-chairman and a significant stockholder, resigned as a director and executive officer of the Company.

        In mid-February, 20 sales and trading professionals from our Credit Products group left together to join another securities firm, reducing the headcount of this group to approximately 70. As a result, revenues from this group have declined significantly.

        In a letter dated February 23, 2013, four current directors of the Company, Henry S. Bienen, Robert A. Gerard, Bruce Rohde and Robert S. Yingling, informed the Company that they do not intend to stand for re-election at the Company's 2013 Annual Meeting of Stockholders to be held on May 23, 2013 (the "Annual Meeting"). These directors stated that their decision was based on communications from MatlinPatterson FA Acquisition LLC, a significant holder of the Company's common stock, indicating that MatlinPatterson would oppose their re-election. These directors further stated that they had reason to believe that Mr. Gleacher would also vote his shares against them were they to run and that, as a result, it is a virtual certainty that if they were to stand for re-election, they

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Significant Accounting Policies (Continued)

would not be re-elected. The letter also stated that, should the situation change in the interim, they may be willing to reconsider their decision not to stand. The directors' decision not to stand for re-election was not the result of any disagreement with the Company relating to the Company's operations, policies or practices.

        Also on February 23, 2013, the Company received a submission by MatlinPatterson of a slate of eight nominees for election to the Company's Board of Directors at the Annual Meeting. In their proposal, MatlinPatterson nominated current directors Marshall Cohen, Mark R. Patterson and Christopher Pechock, as well as nominees Carl McKinzie, Jaime Lifton, Edwin Banks, Keith B. Hall and Nasir A. Hasan.

        Uncertainties regarding the implications of our net losses and management and employee turnover have been aggravated by these more recent events, resulting in further questions regarding the stability and strategic direction of the Company and adversely affecting relations with both the Company's clients and its employees. A number of the Company's trading customers have reduced or suspended trading activities with us. Moreover, at least in part because of the perceived instability of our business, new investment banking mandates have dwindled. These events have weakened employee morale, which may lead to additional resignations. As a result, the Company has experienced a significant decline in revenue, and it cannot predict when, or if, it will be able to reduce or reverse this decline and associated losses.

        In order to address these issues and preserve value for our stockholders, the Company is seeking, and may continue to seek, a strategic transaction with a third party that could result, for example, in an acquisition of the Company or the sale of all or substantially all of our assets. Subsequent to our February 15 update on our review of strategic alternatives, we have been approached by third parties regarding potential strategic alternatives. If we are unable to conclude a strategic transaction, the Company will consider such alternatives, if any, as may be available to it at such time. In doing so, the Company will consider all relevant factors, including its financial condition and operating results, its access to financial resources, the market environment and our financial and operational prospects. Depending on the circumstances, courses of action could consist of expeditious reduction of operating and overhead expenses and/or monetization of assets, among other steps.

        The Company does not believe that these recent adverse events will have a significant near-term impact on its liquidity. The Company's available liquidity, which consists primarily of cash and financial instruments that are traded in active markets, net of financing from our clearing broker and, to a lesser extent, through repurchase agreements, is sufficient to meet its ongoing financial obligations for a reasonable period of time. However, our ability to operate our sales and trading businesses is critically dependent on financing made available principally by our clearing broker and, to a lesser extent, the repurchase markets. To the extent these sources of financing were to be reduced, or in a more extreme scenario, terminated, our ability to operate our sales and trading businesses would be adversely affected, which could have a material and adverse effect on the Company.

Basis of Presentation

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

        Securities owned and securities sold, but not yet purchased, are recorded at fair value, which is the price that would be received upon the sale of an asset or paid upon transfer of a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. These financial instruments are primarily comprised of holdings in fixed income securities, mortgage loans originated by ClearPoint, and the Company's investment in FA Technology Ventures, L.P. ("FATV" or the "Partnership").

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

Goodwill and Intangible Assets

        The Company amortizes intangible assets over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company, and tests for impairment at the time of a triggering event, if one were to occur. Goodwill is not amortized; instead, it is reviewed on an annual basis for impairment. Goodwill may be impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. A reporting unit is defined by the Company as an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. For impairment testing purposes, goodwill has been allocated to each reporting unit based upon the goodwill derived from each specific acquisition. The Company has designated November 1st as its annual impairment testing date for the goodwill related to the acquisition of certain assets and assumption of certain liabilities of RangeMark.

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

Derivative Financial Instruments

        Derivative financial instruments are recorded at fair value in the Consolidated Statements of Financial Condition and are included within Financial instruments owned and Securities sold, but not yet purchased. Derivatives entered into by the Company include purchase and sale agreements of to-be-announced securities ("TBAs"), which are forward mortgage-backed securities whose collateral remain "to be announced" until just prior to the trade settlement. The settlement of these transactions is not expected to have a material effect upon the Company's consolidated financial statements. The Company also enters into interest rate lock commitments ("IRLCs") in connection with the mortgage lending activities of ClearPoint (which are being discontinued in the year 2013 as a result of the Homeward Transaction). To a lesser extent, the Company enters into exchange traded futures and options contracts. Derivatives are primarily utilized for economic hedging and trading related purposes.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Significant Accounting Policies (Continued)

Derivatives involve varying degrees of off-balance sheet risk, whereby changes in the level or volatility of interest rates, or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of its carrying amount. Changes in the fair value of derivatives are recorded in Principal transactions in the Consolidated Statements of Operations on a trade date basis.

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

Investment Banking

        Investment banking revenues are derived from debt, equity and convertible securities offerings in which the Company acts as an underwriter or placement agent and from financial advisory services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. Investment banking revenues are recorded net of transaction-related expenses. Fees from underwriting activities are recognized in earnings when the services related to the underwriting transaction are completed under the terms of the assignment and when the income has been determined and is not subject to any other contingencies. Financial advisory fees are recognized when earned.

Interest Income and Expense

        Interest income and expense is recorded on an accrual basis which is calculated based on contractual interest rates.

Fees and Other Revenues

        Other revenues are recognized when the services have been performed and collection is reasonably assured. Other revenues also include revenues related to the clawback of certain stock-based compensation grants subject to non-competition provisions.

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

Contingencies

        The Company is subject to contingencies, including judicial, regulatory and arbitration proceedings, tax, stockholder claims and other claims. The Company will recognize a liability related to legal and other claims in Accrued expenses within the Consolidated Statements of Financial Condition when incurrence of a loss is probable and the amount of the loss is reasonably estimable. The determination of these amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to the amount of the claim; the amount of the loss, if any, incurred by the other party; the basis and validity of the claim; the possibility of wrongdoing on the part of the Company; likely insurance coverage (to the extent collection is probable); previous results in similar cases; and legal precedents and case law. Pending legal proceedings and potential claims are reviewed with counsel in each accounting period and the reserve, if any, is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.

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

Recent Accounting Pronouncements

        In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). The main objective of ASU 2013-01 is to address implementation issues about the scope of ASU No. 2011-11 "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires new disclosures about balance sheet offsetting and related arrangements. For derivative financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to offsetting requirements but not

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Significant Accounting Policies (Continued)

offset in the balance sheet. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives, including embedded bifurcated derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with applicable accounting literature or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset, and since these amended principles require only additional disclosures, the adoption of ASU 2011-11 will not affect the Company's financial condition, results of operations or cash flows.

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

        In May 2011, the FASB issued ASU No. 2011-04 "Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"), in order to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards ("IFRS"). The amendments in this ASU include clarification of (i) the application of the highest and best use valuation premise concepts and specifies that such concepts are relevant only when measuring the fair value of nonfinancial assets, (ii) the requirement to measure certain instruments classified in stockholders' equity at fair value, such as equity interests issued as consideration in a business combination and (iii) disclosure requirements regarding quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements, including (a) measuring the fair value of financial instruments that are managed within a portfolio by permitting entities to measure such financial instruments on a net basis if such entities manage such financial instruments on the basis of their net exposure, (b) clarifying that premiums or discounts related to size as a characteristic of the reporting entity's holding (specifically, a blockage factor) rather than as a characteristic of the asset or liability (for example, a control premium) are not permitted in a fair value measurement and (c) the expansion of disclosures about fair value measurements, including the valuation processes of financial instruments categorized within Level 3 of the fair value hierarchy and sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial statements. Refer to Note 8 herein which includes the disclosures as required by this ASU.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Significant Accounting Policies (Continued)

        In April 2011, the FASB issued ASU No. 2011-03 "Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements" ("ASU 2011-03"), in order to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this ASU remove from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-03 did not have a material impact on the Company's consolidated financial statements.

Reclassification

        Certain amounts have been reclassified to conform to the current year presentation with no impact to previously reported net loss or stockholders' equity. This includes professional fees, which have previously been reported within Other expenses, now reported as its own line item with the Consolidated Statements of Operations.

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

(In thousands of shares)	2012	2011	2010
Weighted average shares for basic (loss)/earnings per share	118,977	123,439	121,301
Effect of dilutive common share equivalents	—	—	—

Weighted average shares and dilutive common share equivalents for dilutive (loss)/earnings per share	118,977	123,439	121,301

        The Company was in a net loss position for the years ended December 31, 2012, 2011 and 2010 and therefore excluded approximately 9.1 million, 10.1 million and 8.3 million, respectively, of shares underlying stock options and warrants, 6.8 million, 6.1 million and 11.4 million, respectively, shares of restricted stock, and 3.3 million, 6.1 million and 6.2 million, respectively, shares underlying restricted stock units ("RSUs") from its computation of dilutive loss per share because they were anti-dilutive.

NOTE 3. Cash and Cash Equivalents

        At December 31, 2012 and 2011, cash equivalents were approximately $3.1 million and $10.3 million, respectively. Cash and cash equivalents of approximately $21.8 million and $18.4 million at December 31, 2012 and 2011, respectively, were held at one financial institution.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Cash and Securities Segregated for Regulatory and Other Purposes

        The Company self-clears its trading activities in U.S. government securities (the "Rates business") and is therefore subject to the Customer Protection rules under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At December 31, 2012 and 2011, the Company segregated cash of $1.0 million and $4.0 million respectively, in a special reserve bank account for the exclusive benefit of customers pertaining to the results of the activities of the Company's Rates business and outstanding checks issued to customers and vendors when the Company was previously conducting self-clearing in prior years.

        Cash segregated also includes $12.0 million and $1.0 million of cash on deposit in connection with ClearPoint's secured borrowings at December 31, 2012 and December 31, 2011, respectively.

        Cash segregated as of December 31, 2011 also includes approximately $4.6 million of cash received in connection with a working capital loan agreement between an unaffiliated borrower and certain lenders. In connection with this agreement, a wholly-owned subsidiary of the Company, acting as agent, has a commitment to pay funding advances on behalf of the lenders with respect to any unfunded commitments drawn upon by the borrower under the working capital loan agreement. An equal and offsetting liability is recorded within Accounts payable and accrued expenses within the Consolidated Statement of Financial Condition.

NOTE 5. Resale and Repurchase Agreements

        At December 31, 2012 and 2011, the fair value of financial instruments held as collateral by the Company that it was permitted to deliver or repledge in connection with resale agreements was approximately $137.9 million and $1.5 billion, respectively, of which $137.9 million and $1.5 billion, respectively was repledged at December 31, 2012 and 2011.

        The following tables provide detail on the composition of the outstanding repurchase agreements at December 31, 2012 and 2011:

	December 31, 2012
(In thousands of dollars)	Overnight	< 30 days	30-90 days	> 90 days	On Demand	Total
Collateral Type
U.S. Government and federal agency obligations	$106,991	$50,052	$—	$—	$2,343	$159,386

	December 31, 2011
(In thousands of dollars)	Overnight	< 30 days	30-90 days	> 90 days	On Demand	Total
Collateral Type
U.S. Government and federal agency obligations	$1,204,641	$—	$—	$—	$273,440	$1,478,081

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. Receivables from and Payables To Brokers, Dealers, and Clearing Organizations

        Amounts Receivable from and Payable to brokers, dealers and clearing organizations consists of the following at December 31:

(In thousands)	2012	2011
Deposits with clearing organizations	$9,566	$16,467
Receivable from clearing organizations	2,001	2,950
Underwriting and syndicate fees receivable	1,020	—
Receivable for unsettled trading activities	237	14,705
Fails to deliver	—	24,654

Total receivables	$12,824	$58,776

Payable to clearing organizations	$638,009	$1,093,518
Fails to receive	—	15,146

Total payables	$638,009	$1,108,664

        Included within deposits with clearing organizations at December 31, 2012 and 2011 is a deposit with the Fixed Income Clearing Corporation ("FICC") of approximately $8.8 million and $15.2 million, respectively, related to the Company's self-clearing activities associated with the Rates business.

        Securities transactions are recorded on their trade date as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net, by clearing organization, in Receivables from or Payables to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition.

        The clearing organization may re-hypothecate all securities held on behalf of the Company.

NOTE 7. Receivables from and Payables to Others

        Amounts Receivable from or Payable to others consists of the following at December 31:

(In thousands)	2012	2011
Principal paydown—Agency mortgage-backed securities	$5,744	$4,468
Interest receivable	4,370	7,250
Loans and advances	234	280
Management fees receivable	189	140
Investment banking and advisory fees receivable	144	1,713
Others	1,882	2,310

Total receivables from others	$12,563	$16,161

Payable to employees for the Employee Investment Funds (Refer to Note 10)	$941	$972
Customer deposits held in escrow—ClearPoint	360	849
Draft payables	133	135
Others	817	1,287

Total payables to others	$2,251	$3,243

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Receivables from and Payables to Others (Continued)

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

NOTE 8. Financial Instruments

        The Company's financial instruments are recorded within the Consolidated Statements of Financial Condition at fair value. ASC 820 "Fair Value Measurements and Disclosures" defines fair value as the price that would be received upon the sale of an asset or paid upon the transfer of a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

        Financial Instruments Owned/Securities Sold But Not Yet Purchased—These financial instruments primarily consist of investments in fixed income securities, as well as holdings in equity securities. The Company has no direct exposure to European sovereign debt.

Level 1 Cash Instruments

        Level 1 cash instruments generally include U.S. government obligations and actively traded listed preferred stock and equity securities (if not subject to legal restriction on transfer). These instruments are generally traded in active, quoted and highly liquid markets.

Level 2 Cash Instruments

        Level 2 cash instruments generally include agency mortgage-backed securities, federal agency obligations, corporate debt, mortgage loans originated by ClearPoint for which the fair value option ("FVO") has been elected and certain preferred stock, asset-backed and non-agency residential and commercial mortgage-backed securities and certain other debt obligations.

        In determining fair value for Level 2 financial instruments, management considers recent purchases or sales of the financial assets, benchmark securities and yields, discounted cash flow techniques, recently executed market transactions of comparable size, issuer spreads and bids/offers. Fair value for ClearPoint's loans is determined primarily based upon the prospective investor buy price.

Level 3 Cash Instruments

        Level 3 cash instruments generally include non-agency commercial and residential mortgage backed securities positions, collateralized debt obligations, certain agency mortgage-backed securities and certain other debt obligations. In determining fair value for Level 3 financial instruments, management maximizes the use of market observable information when available. Management considers factors such as recent purchases of the financial assets, discounted cash flow techniques, bids that were received, and various benchmarking techniques, including spread comparisons to other similar financial assets recently traded, or spreads to observable factors such as yield curves. Management considers its valuation methodologies consistent with how other market participants value similar financial assets.

        Level 3 cash instruments also includes the Company's investment in FATV, further described below.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

        Derivatives—These financial instruments primarily consist of TBAs, forward sales, exchange traded futures and options contracts and interest rate lock commitments ("IRLCs").

        TBAs and forward sales:    The Company utilizes derivatives for trading strategies and economic hedging strategies. The Company economically hedges certain of its mortgage-backed and U.S. government securities trading. The Company also economically hedges the mortgage lending activities of ClearPoint (the activities of which are being discontinued in the year 2013 in connection with the Homeward Transaction), through the use of TBAs and forward sale agreements. A TBA is a forward mortgage-backed security whose collateral remains "to-be-announced" until just prior to the trade settlement. Forward sale agreements are entered into by ClearPoint and are valued based upon the TBA. TBAs are traded in an active quoted market and therefore generally classified as Level 1.

        Exchange traded futures and options contracts:    The Company also uses these financial instruments primarily for hedging strategies. These contracts are traded in active quoted markets and therefore are also generally classified as Level 1.

        IRLCs:    ClearPoint entered into mortgage loan IRLCs in connection with its mortgage lending activities. The activities are being discontinued in 2013 as a result of the Homeward Transaction. The fair value of the IRLCs were determined on an individual loan basis and are based on investor pricing tables stratified by product, note rate and term and considers the servicing release premium, expected loan origination fees and costs and loan pricing adjustments specific to each loan. The Company also applied an estimated rate of closure based on historical experience in determining the notional amount of the loans expected to be funded. All of these factors combined results in the classification of the IRLCs as Level 3.

        Investments—These financial assets primarily represent the Company's investment in FATV, a venture capital limited partnership which provides early stage growth capital to companies in the information and new energy technology sectors. Valuation techniques applied by FATV GP LLC (the "General Partner") to the underlying portfolio companies predominantly include consideration of comparable market transactions and the use of valuation models to determine the discounted value of estimated future cash flows, adjusted as appropriate for market and/or other risk factors. Historically, FATV held equity securities in public companies which were valued based upon quoted market prices. This investment is classified as Level 3 as the majority of the valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

Valuation Processes and Controls

        Our sales and trading professionals in our revenue producing units are responsible for pricing our financial instruments. The Company employs an independent control process in order to validate these prices. This control process, which involves both the Company's risk management and finance personnel, is designed to ensure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

        Fair value is generally determined through a variety of factors, such as recent purchases or sales of the financial assets, bids that were received, and various benchmarking techniques, including spread comparisons to other similar assets recently traded or spreads to other observable factors such as yield curves. The Company's independent control process includes leveraging pricing information obtained from external data providers to assess the reasonableness of its marks, generally for the Company's most highly liquid financial instruments, as this data tends to be generally reliable for positions that are actively traded. For the Company's less liquid financial instruments, the Company's independent control process includes comparing month-end marks to recent trading activity, benchmarking price changes to observable market indices, reviewing benchmarking techniques and analyzing external pricing data for trends. These independent procedures are critical to ensuring our financial instruments are properly valued.

        The following table summarizes the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the FVO at December 31, 2012:

	Assets at Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$903,928	$1,110	$905,038
Loans	—	77,573	—	77,573
Federal agency obligations	—	46,021	—	46,021
Corporate debt securities	—	30,246	—	30,246
Residential mortgage-backed securities	—	23,077	149	23,226
Commercial mortgage-backed securities	—	4,880	18	4,898
Preferred stock	2,439	—	—	2,439
U.S. Government obligations	1,996	100	—	2,096
Other debt obligations	—	2,074	—	2,074
Equity securities	675	—	28	703
Collateralized debt obligations	—	—	671	671
Derivatives	232	—	964	1,196
Investments	—	—	20,478	20,478

Total financial assets at fair value	$5,342	$1,087,899	$23,418	$1,116,659

	Liabilities at Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Securities sold but not yet purchased
U.S. Government obligations	$128,504	$—	$—	$128,504
Corporate debt securities	—	2,520	—	2,520
Equity securities	2	—	—	2
Derivatives	1,704	—	—	1,704

Total financial liabilities at fair value	$130,210	$2,520	$—	$132,730

        Included below is a discussion of the characteristics of certain of the Company's Level 2 and Level 3 holdings at December 31, 2012. Unless otherwise stated, fair value of Level 2 assets are

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

determined based upon observable third party information including recent trading activity, broker quotes and other relevant market data as noted above. Fair values for Level 3 assets are based predominantly on management's own assumptions about the assumptions market participants would make.

Financial Instruments Classified as Level 2

        The Company's agency mortgage-backed securities positions classified as Level 2, of approximately $903.9 million, have a weighted average loan size of approximately $0.2 million paying interest of 4.9%, with a weighted average FICO score of 728. This portfolio has a weighted average coupon remitting payment of 4.3% and has a weighted average annualized constant prepayment rate of approximately 17.4%. Fair value is determined through a combination of matrix pricing as well as the information noted in the preceding paragraph.

        The Company's Level 2 federal agency obligations of approximately $46.0 million have a weighted average coupon of 3.5% and a weighted average maturity of 2019.

        The Company's Level 2 loans of approximately $77.6 million (unpaid principal of approximately $75.2 million), which are related to the mortgage lending activities of ClearPoint and for which the FVO has been elected, have a weighted average loan size of approximately $0.2 million and have a weighted average coupon remitting payment of 3.6%. Unrealized losses arising from fair value changes were approximately $0.3 million as of December 31, 2012 and have been recorded within Principal transactions within the Consolidated Statements of Operations. There are no loans 90 days or more past due and no loans are in non-accrual status. The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

        The Company's net holdings of corporate debt securities classified as Level 2 of approximately $27.7 million have a weighted average credit rating of BBB, have a weighted average issuance year of 2009 and a weighted average maturity of 2024.

        The Company's Level 2 non-agency residential mortgage backed securities of approximately $23.1 million have a weighted average credit rating of CCC- and a weighted average issuance year of 2005.

        The Company's Level 2 commercial mortgage-backed securities of approximately $4.9 million have a weighted average credit rating of AA+ and a weighted average vintage of 2007.

        The Company's other debt obligations of approximately $2.1 million have a weighted average credit rating of AAA and a weighted average vintage of 2012.

Financial Instruments Classified as Level 3

Interest Rate Lock Commitments—Disclosure About Significant Unobservable Inputs

        IRLCs are reported as derivatives and are classified Level 3. The significant unobservable input is ClearPoint's estimated rate of closure of 80.0%, representing the percentage of ClearPoint's loan commitments expected to fund, which is based on historical experience. A reduction in this unobservable input would result in a lower fair value for these financial instruments. Refer to Note 9 for additional information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

Investments—Quantitative Disclosure About Significant Unobservable Inputs

        The Company's investments of approximately $20.5 million classified as Level 3, includes the Company's investment in FATV of approximately $17.1 million, which is comprised of 19 holdings primarily in 7 privately held companies. Refer to Note 10 for additional information.

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	4.3x – 6.7x (5.7x)
	Discount applied to multiples	25% – 40.0% (22.0%)

        An increase in the enterprise value/revenue multiple would result in a higher fair value for these investments, whereas, an increase in the discounts applied to these multiples would reduce fair value.

Nonrecurring Fair Value Measurements—Quantitative Disclosure About Significant Unobservable Inputs

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

        The following table summarizes the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the FVO at December 31, 2011:

	Assets at Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$1,084,254	$1,367	$1,085,621
Loans	—	228,226	—	228,226
Federal agency obligations	—	158,774	—	158,774
Commercial mortgage-backed securities	—	—	38,154	38,154
Residential mortgage-backed securities	—	—	18,419	18,419
Corporate debt securities	—	14,524	—	14,524
U.S. Government obligations	5,789	—	—	5,789
Preferred stock	316	—	1,301	1,617
Other debt obligations	—	—	192	192
Collateralized debt obligations	—	—	647	647
Equity securities	889	—	112	1,001
Derivatives	—	—	1,696	1,696
Investments	—	—	18,310	18,310

Total financial assets at fair value	$6,994	$1,485,778	$80,198	$1,572,970

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

        The Company's Level 2 federal agency obligations of approximately $147.0 million have a weighted average coupon of 2.3% and a weighted average maturity of 2022.

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

        The Company's investments of approximately $18.3 million classified as Level 3 include the Company's investment in FATV of approximately $15.9 million. The Company has classified its entire investment as Level 3, as FATV is predominantly comprised of holdings in private companies.

        The Company reviews its financial instrument classification on a quarterly basis. As the observability and strength of valuation attributes change, the Company may reclassify certain financial assets or liabilities between levels. The Company's policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3. During the year ended December 31, 2012, there were no transfers between Levels 1 and 2.

        The following table summarizes the changes in the Company's Level 3 financial instruments for the year ended December 31, 2012:

(In thousands)	Balance at December 31, 2011	Total gains or (losses) (realized and unrealized)(1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3(2)	Balance at December 31, 2012	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date(1)
Agency mortgage-backed securities	$1,367	$(350)	$222	$(1,232)	$(2)	$1,105	$1,110	$(181)
Collateralized debt obligations	647	24	61	(61)	—	—	671	28
Residential mortgage-backed securities	18,419	(623)	303	(17,329)	(621)	—	149	14
Equities	112	(84)	—	—	—	—	28	(85)
Commercial mortgage-backed securities	38,154	(6,938)	8,393	(37,432)	(58)	(2,101)	18	$(58)
Other debt obligations	192	—	3,784	(3,976)	—	—	—	—
Preferred stock	571	870	4,942	(6,383)	—	—	—	—
Investments	18,310	1,235	950	—	(17)	—	20,478	1,767
Derivatives	1,696	6,539	—	—	(7,271)	—	964	964

Total	$79,468	$673	$18,655	$(66,413)	$(7,969)	$(996)	$23,418	$2,449

(1)
Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)
During the year ended December 31, 2012, the Company transferred approximately $2.1 million of commercial mortgage-backed securities from Level 3 to Level 2 due to price discovery resulting from Company trading activity occurring in close proximity to the respective quarter-end. In addition, $1.1 million of agency mortgage-backed securities were transferred into Level 3 (from Level 2) due to limited price discovery at year-end.

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

NOTE 9. Derivatives

        The Company utilizes derivatives for trading strategies and economic hedging strategies to actively manage its market and liquidity exposures. In addition, ClearPoint enters into mortgage loan IRLCs in connection with its mortgage lending activities (which are being discontinued in the year 2013 as a result of the Homeward Transaction). The following table summarizes the Company's derivative instruments as of December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
(In thousands)	Number of Contracts	Notional	Fair Value	Number of Contracts	Notional	Fair Value
Purchase Contracts
TBA purchase agreements	19	$202,646	$54	1	$589	$—
Eurodollar futures contracts	—	—	—	—	—	—
IRLCs	512	100,079	964	708	127,227	1,696

Total	531	302,725	$1,018	709	$127,816	$1,696

Sale Contracts
TBA sale agreements	27	$708,076	$(1,511)	17	$371,000	$(1,183)
Forward sale agreements	—	—	—	11	120,900	(788)
Eurodollar futures contracts	268	268,000	(15)	—	—	—

Total	295	$976,076	$(1,526)	28	$491,900	$(1,971)

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Derivatives (Continued)

        Total gains/(losses) associated with these activities, which are recorded within Principal transactions within the Consolidated Statements of Operations were ($13.8) million and ($21.1) million, for the years ended December 31, 2012 and 2011, respectively.

NOTE 10. Investments

        The Company's investment portfolio includes interests in publicly and privately held companies and private equity securities. Fair value information regarding these investments has been aggregated and is presented below as of and for the years ended December 31:

(In thousands)	2012	2011
Investment in FATV	$17,110	$15,863
Employee Investment Funds net of Company's ownership interest	1,218	1,247
Other investment	2,150	1,200

Total Investments	$20,478	$18,310

        Investment gains and losses were comprised of the following:

(In thousands)	2012	2011	2010
Investments (realized and unrealized gains)	$1,233	$2,996	$7

        The Company has an investment in FATV of approximately $17.1 million and approximately $15.9 million at December 31, 2012 and 2011, respectively. FATV's primary purpose is to provide investment returns consistent with the risk of investing in venture capital. FA Technology Ventures Corporation, a wholly-owned subsidiary of the Company, is the investment advisor to FATV. There are no material open commitments to fund this portfolio at December 31, 2012. At December 31, 2012 and 2011, total Partnership capital for all investors in FATV equaled $70.9 million and $63.7 million, respectively. The Partnership was scheduled to end in July 2011, subject to extension by the vote of a majority of the limited partners, as provided in the limited partnership agreement applicable to the Partnership (the "Partnership Agreement"). The term of the Partnership was extended pursuant to such provision and is now scheduled to terminate on July 19, 2013. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors' level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represented the Company's maximum exposure to loss in the Partnership at December 31, 2012 and 2011. The Company's share of management fee income derived from the Partnership for the years ended December 31, 2012, 2011 and 2010 were $0.7 million, $0.7 million and $0.8 million, respectively.

        The Employee Investment Funds ("EIF") are limited liability companies, established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company has consolidated EIF resulting in approximately $1.2 million and $1.2 million of Investments and a corresponding Payable to others being recorded in the Consolidated Statements of Financial Condition as of December 31, 2012 and 2011, respectively. Management fees are not material.

        Other investment is an investment in a privately held company.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Business Combinations

Asset Purchase—RangeMark Financial Services

        On November 7, 2012, a subsidiary of the Company acquired certain assets and assumed certain liabilities from RangeMark Financial Services, Inc. and certain of its affiliates and other parties ("RangeMark"). RangeMark specializes in providing quantitative research, advanced analytics and customizing solutions for its clients. These business activities will be reported within the Company's MBS & Rates segment. The aggregate purchase consideration was $2.5 million, payable in four installments commencing September 30, 2013 through March 31, 2015. In addition, 14 employees of RangeMark were hired by the Company.

        This transaction is being accounted for under the acquisition method of accounting in accordance with ASC 805, "Business Combinations." Goodwill of $1.2 million (all of which is expected to be deductible for tax purposes) is calculated as the purchase premium after adjusting for the fair value of net assets acquired and primarily represents the value attributable to the assembled workforce which is subsumed into the reported goodwill. The following condensed statement of net assets acquired reflects the value assigned to RangeMarks's net assets as of the acquisition date:

Condensed Statement of Net Assets Acquired (In thousands of dollars)	November 7, 2012
Assets
Receivables	$106
Intangible assets*	1,530
Other assets	40

Total assets acquired	$1,676

Liabilities
Accrued expenses and other liabilities	$538

Total liabilities assumed	$538

Net assets acquired	$1,138
Purchase price (present value)	2,350

Goodwill resulting from transaction	$1,212

*
Consists primarily of intellectual property and the trade name with estimated useful lives of 5 years and 10 years, respectively.

ClearPoint Funding, Inc. Acquisition

        On January 3, 2011, the Company completed its acquisition of ClearPoint. Pursuant to the related Stock Purchase Agreement, a newly formed subsidiary of the Company, Descap Mortgage Funding, LLC ("Descap LLC"), paid approximately $0.3 million of cash as transaction consideration for all of the issued and outstanding shares of capital stock of ClearPoint. Descap LLC is also obligated to pay the former stockholder of ClearPoint no more than approximately $2.0 million payable in installments on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder and certain indemnification matters. The Company recorded a bargain purchase gain of approximately $2.3 million, as the majority of the consideration potentially payable to the former stockholder will be recognized as compensation expense for future

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Business Combinations (Continued)

services. Therefore, no goodwill was recognized. In connection with the closing of the Homeward Transaction, the Company settled its remaining obligation with a payment to the former stockholder of $0.1 million on March 1, 2013 and the indemnification arrangement from the former stockholder has been terminated.

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

        Pro forma information for the year ended December 31, 2011 has not been provided given the proximity of the acquisition date to the beginning of the year. The unaudited prior period pro forma results include the impact of amortizing certain purchase accounting adjustments such as intangible assets, as well as compensation expense related to the transaction consideration payable to the former stockholder of ClearPoint, contingent upon continued employment. The prior period pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions, or other factors. Refer to Note 27 herein for additional information regarding ClearPoint's current year financial information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Business Combinations (Continued)

        On February 14, 2013, the Company entered into the Homeward Transaction, an agreement to sell substantially all of ClearPoint's assets to Homeward Residential, Inc. ("Homeward"). This transaction closed on February 22, 2013, and all remaining business activities of ClearPoint are being wound down. Refer to Note 29 herein for additional information.

NOTE 12. Goodwill and Intangible Assets

        The following table sets forth the roll-forward of goodwill for the years ending December 31, 2012 and 2011:

Goodwill

(In thousands)	Segment MBS & Rates	Segment Equities(1)	Segment Investment Banking	Total
Goodwill
Balance at December 31, 2010	$17,364	$8,928	$79,402	$105,694
Impairment of goodwill	—	(8,928)	(75,670)	(84,598)

Balance at December 31, 2011	$17,364	$—	$3,732	$21,096
Impairment of goodwill	(17,364)	—	(3,732)	(21,096)
RangeMark acquisition	1,212	—	—	1,212

Balance at December 31, 2012	$1,212	$—	$—	$1,212

(1)
Discontinued operation

        As previously disclosed within Note 11 herein, the Company recorded approximately $1.2 million of goodwill associated with the acquisition of certain assets and assumption of certain liabilities of RangeMark on November 7, 2012.

        During the second quarter of 2012, the Company performed an interim goodwill impairment test which was triggered as a result of the Company's market capitalization trading at levels significantly below book value during the three months ended June 30, 2012. The Company determined that all of its then remaining goodwill of approximately $21.1 million had been impaired, due to the duration and severity of the decline in the Company's stock price in relation to its book value.

        On August 22, 2011, the Company announced that it was implementing a new strategic plan, which included the realignment of its core investment banking practice and the termination of 32 investment banking employees as well as certain administrative positions. As a result of the realignment of the business and associated employee terminations, the Company performed an interim goodwill impairment test related to the Investment Banking reporting unit, which resulted in an impairment of approximately $75.7 million.

        In addition, during the three months ended June 30, 2011, the Company performed an interim goodwill impairment test related to the Equities reporting unit as a result of the impact of the current market environment on the segment's net revenues coupled with the higher operating costs associated with the expansion of our equities trading and sales trading capabilities announced in the third quarter of 2010. These factors resulted in a shortfall of actual revenues and operating results in relation to current year projections and as a result, all of the goodwill of the Equities reporting unit (classified as part of discontinued operations) was written off during the year ended December 31, 2011.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Goodwill and Intangible Assets (Continued)

Intangible Assets

(In thousands)	December 31, 2012	December 31, 2011
Intangible assets (amortizable):
MBS & Rates segment—Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(463)	(410)

Net carrying amount	178	231

MBS & Rates segment (RangeMark)—Intellectual Property
Gross carrying amount	1,050	—
Accumulated amortization	(35)	—

Net carrying amount	1,015	—

MBS & Rates segment (RangeMark)—Trade Name
Gross carrying amount	480	—
Accumulated amortization	(8)	—

Net carrying amount	472	—

Credit Products segment—Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(768)	(610)

Net carrying amount	27	185

Equities segment—Customer relationships
Gross carrying amount	1,614	6,960
Accumulated amortization	(1,614)	(1,614)
Impairment of intangible asset—June 1, 2011	—	(5,346)

Net carrying amount	—	—

Equities segment—Covenant not to compete
Gross carrying amount	293	330
Accumulated amortization	(293)	(293)
Impairment of intangible asset—June 1, 2011	—	(37)

Net carrying amount	—	—

Investment Banking segment—Trade name
Gross carrying amount	4,066	7,300
Accumulated amortization	(1,057)	(874)
Impairment of intangible asset—September 1, 2011	—	(3,234)

Net carrying amount	3,009	3,192

Investment Banking segment—Covenant not to compete
Gross carrying amount	522	700
Accumulated amortization	(522)	(522)
Impairment of intangible asset—September 1, 2011	—	(178)

Net carrying amount	—	—

Investment Banking segment—Customer relationships
Gross carrying amount	5,338	6,500
Accumulated amortization	(5,338)	(5,338)
Impairment of intangible asset—September 1, 2011	—	(1,162)

Net carrying amount	—	—

ClearPoint segment—Customer relationships
Gross carrying amount	803	803
Accumulated amortization	(201)	(100)

Net carrying amount	602	703

Total Intangible assets	$5,303	$4,311

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Goodwill and Intangible Assets (Continued)

        In connection with the previously mentioned goodwill impairment tests related to the Investment Banking and Equities reporting units during the year ended December 31, 2011, the Company evaluated the recoverability of the intangible assets allocated to these reporting units, by comparing the sum of the undiscounted cash flows expected to result from the use and eventual disposition of such assets to their carrying amounts. These outcomes resulted in the write-off of approximately $4.6 million of the intangible assets allocated to the Investment Banking reporting unit and all of the intangible assets allocated to the Equities reporting unit (classified as part of discontinued operations) during the year ended December 31, 2011.

        Customer-related intangible assets are being amortized from 3 to 12 years and trademark assets are being amortized over 10 to 20 years. Excluding the impairment related to the intangible assets allocated to the Investment Banking and Equities reporting units discussed above, total amortization expense for the years ended December 31, 2012, 2011 and 2010 was approximately $0.5 million, $1.8 million and $3.0 million, respectively and is recorded within Other in the Consolidated Statements of Operations.

        Future amortization expense is estimated as follows:

(In thousands)
2013	$622
2014	595
2015	595
2016	559
2017	507
Thereafter	2,425

Total	$5,303

NOTE 13. Office Equipment and Leasehold Improvements

        Office equipment and leasehold improvements consists of the following at December 31:

(In thousands)	2012	2011
Communications and data processing equipment	$5,149	$4,968
Furniture and fixtures	3,334	3,251
Leasehold improvements	1,802	1,766
Software	850	692

Total	11,135	10,677

Less: accumulated depreciation and amortization	(5,824)	(3,942)

Total office equipment and leasehold improvements, net	$5,311	$6,735

        Depreciation and amortization expense for the years ended December 31, 2012, 2011, and 2010 was $1.9 million, $1.9 million, and $1.6 million, respectively.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Other Assets

        Other assets consist of the following at December 31:

(In thousands)	2012	2011
Collateral deposits	$5,165	$5,180
Prepaid expenses	2,761	2,959
Other	1,104	1,652

Total other assets	$9,030	$9,791

        Collateral deposits are predominantly cash balances collateralizing stand-by letters of credit executed primarily in connection with office leases.

NOTE 15. Secured Borrowings

        Pursuant to certain master repurchase agreements, ClearPoint was extended secured mortgage warehouse lines of credit in order to fund mortgage originations. These lines of credit carry floating rates of interest and are collateralized by ClearPoint's mortgage loans.

		December 31, 2012			December 31, 2011
(In thousands of dollars)				Outstanding Balance	Facility Limit		Outstanding Balance
Description	Expiration Date	Facility Limit
Credit Facility No. 1	March 10, 2012	$—		$—	$75,000		$68,756
Credit Facility No. 2	See below	45,000		32,510	75,000		49,704
Credit Facility No. 3	See below	45,000		32,398	100,000		92,802

		$90,000	(1)	$64,908	$250,000	(1)	$211,262
Accelerated Purchase Facility	March 10, 2012	—		—	50,000		2,349

Total		$90,000		$64,908	$300,000		$213,611

(1)
Committed capacity under the facilities was $0 million and $100 million as of December 31, 2012 and December 31, 2011, respectively.

        On February 14, 2013, the Company entered into the Homeward Transaction, an agreement to sell substantially all of ClearPoint's assets to Homeward. This transaction closed on February 22, 2013. Refer to Note 29 herein for additional information. In connection with the Homeward Transaction, the Company entered into Consent and Wind-down Agreements in favor of the lenders to Credit Facilities No. 2 and No. 3, pursuant to which any funded loan that has not been purchased by the thirty-first day following the closing date of the Homeward Transaction shall become immediately due and payable under the respective credit facilities. As of March 15, 2013, ClearPoint had no remaining exposure to these credit facilities. In addition, the separate limited guaranties entered into by the Parent on February 29, 2012 and amended as of March 15, 2012, with the lenders to Credit Facilities No. 2 and No. 3 ("Curtailment Guaranties") have terminated. Refer to Note 19 for additional information with respect to the Curtailment Guaranties.

        In connection with the Homeward Transaction, ClearPoint has agreed to provide transition services which includes loan origination services in Massachusetts and Virginia, currently through the earlier of March 31, 2013 or such date as Homeward receives the applicable licenses required to originate loans in these states. ClearPoint has arranged for a temporary credit facility in order to finance this origination activity. Capacity under this credit facility is $10 million and the facility can be terminated with five days written notice, or otherwise expires on September 30, 2013. Homeward will reimburse ClearPoint for the costs of providing the loan origination services and has provided a payment and performance guaranty of ClearPoint's obligations to the lender of this facility.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Secured Borrowings (Continued)

        The advances under Credit Facility No. 1 and the Accelerated Purchase Facility were paid in full as of April 24, 2012, and pursuant to an amendment to the master repurchase agreement, those warehouse covenants are no longer in force, and ClearPoint has no further continuing reporting or notice obligations to this lender.

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

        Principal debt repayment requirements, which occur on about April 15th of each year, as of December 31, 2012, are as follows:

(In thousands)
2013	$185
2014	320
2015	63
2016	27

Total	$595

        FINRA has approved the net capital treatment of the Company's subordinated debt agreements disclosed above. Pursuant to these approvals, these amounts are allowable in Gleacher Securities' computation of net capital.

NOTE 17. Mandatorily Redeemable Preferred Stock ("Series B Preferred Stock")

        On September 28, 2010, the Company redeemed all of the issued and outstanding shares of its Series B Preferred Stock at a redemption price of approximately $26.6 million, representing par value plus all unpaid dividends accruing subsequent to June 30, 2010 (the last payment date), multiplied by a premium call factor of 1.035. In connection with this redemption, the Company recorded a loss on extinguishment of approximately $1.6 million, which included the impact of the premium call factor and the write-off of the remaining discount and deferred financing costs related to the Series B Preferred Stock.

NOTE 18. Stockholders' Equity

Stock Repurchase (10b-18 Plan)

        On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program whereby the Company was authorized to purchase shares of its common stock for

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Stockholders' Equity (Continued)

up to $25 million, subject to the requirements of Rule 10b-18 promulgated under the Exchange Act. This program was originally scheduled to terminate on the date which the Company publicly released its results of operations for the year ending December 31, 2011 and was subsequently renewed for the fiscal year 2012. In February 2013, the Board of Directors of the Company again renewed of this stock repurchase program, authorizing up to $10 million in annual repurchases of Company common stock. The program now expires on the date in which the Company publicly releases its results of operations for fiscal 2013. For the year ended December 31, 2012 and 2011, the Company repurchased 1.3 million and 5.3 million shares, respectively, for approximately $1.2 million and $10.6 million, respectively, under this program. No repurchases were made during the year ended December 31, 2010.

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

Earnout—American Technology Research Holdings, Inc.

        In connection with an earnout payment associated with the Company's acquisition of AmTech in 2008, 345,043 shares of Company common stock were issued in 2010, for the year ended December 31, 2009. No further shares have been issued in connection with this arrangement due to the operating results for the years ended December 31, 2011 and 2010. The earnout has since expired.

Warrants

        Warrants issued on June 27, 2008 to Mast Credit Opportunities I Master Fund Limited ("Mast") to purchase 1,000,000 shares of the Company's common stock, at an exercise price of $3.00 per share, expired on June 27, 2012.

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

NOTE 19. Commitments and Contingencies

Guarantees Relating to Certain Contractual Obligations of ClearPoint

        On February 29, 2012 the Company entered into guaranties relating to certain contractual obligations of ClearPoint. Two of these guaranties were made for the benefit of certain of ClearPoint's lenders (the "Curtailment Guaranties"), and a third was made for the benefit of a purchaser of loans originated by ClearPoint. The Curtailment Guaranties were amended as of March 15, 2012, and the third guaranty was effectively terminated during the second quarter of 2012.

        The Curtailment Guaranties related to loans which were financed under the warehouse lines on or about February 29, 2012 (substantially all of which have been sold) and new loans funded by the warehouse lines thereafter (the "new loans"). The Parent guaranteed certain payments with respect to these loans, ranging from 5% to 100% of the lesser of, in general, the market value or the principal amount of loans financed under the warehouse lines, depending on the length of time such loans persist on the warehouse lines, and only in the event ClearPoint cannot satisfy those payments itself.

        The Parent's maximum potential liability under the Curtailment Guaranties has been substantially reduced resulting from the loan origination limits implemented by ClearPoint. The Company believes its remaining exposure under the Curtailment Guaranties, under the most likely scenarios, will not have a material impact on the Parent and/or its subsidiaries. This belief is based in large part on recent past experience, as well as the expectation of ClearPoint (or the Parent) ultimately receiving the proceeds

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Commitments and Contingencies (Continued)

from the sale of these loans to finance, or offset, any payments made to the parties to which the guaranties were provided.

        As further disclosed within Note 29, the Curtailment Guaranties are being wound down in connection with the Homeward Transaction.

ClearPoint—Acquisition

        In connection with the Company's acquisition of ClearPoint on January 3, 2011, the former stockholder of ClearPoint is entitled to receive payments consisting of no more than approximately $2.0 million payable in installments on the first, second and third anniversaries of the closing date, contingent upon the continued employment of the former stockholder. These payments are to be reduced for certain matters for which the Company is indemnified, including losses resulting from any loan losses with respect to loans presented to ClearPoint or originated on or prior to January 3, 2011. As of December 31, 2012 and 2011, the Company has accrued approximately $0.3 million (paid in January 2013) and $0.8 million, respectively, in relation to this obligation which is recorded within Accrued compensation in the Consolidated Statements of Financial Condition. The indemnification arrangement has since been terminated in connection with the closing of the Homeward Transaction. The Company settled its remaining obligation of $0.1million on March 1, 2013.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Commitments and Contingencies (Continued)

        Future minimum annual lease payments, and sublease rental income, are as follows:

(In thousands)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2013	$8,789	$1,800	$6,989
2014	6,922	860	6,062
2015	6,293	502	5,791
2016	5,850	—	5,850
2017	5,538	—	5,538
Thereafter	38,364	—	38,364

Total	$71,756	$3,162	$68,594

        Rental expense, net of sublease rental income, for the years ended December 31, 2012, 2011 and 2010 approximated $4.8 million, $4.8 million, and $8.1 million, respectively. The year ended December 31, 2010, includes (i) a termination fee and related commissions of approximately $3.2 million associated with the Company's termination of its lease of its former headquarters at 12 East 49th Street, New York, New York and (ii) approximately $0.7 million representing the Company's remaining commitment associated with its Greenwich, Connecticut lease which has ceased being used as of November 2010.

Litigation and Other Claims

        Due to the nature of the Company's business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings and claims. These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending, employment matters and stockholder claims. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company's financial position. These proceedings and claims typically involve associated legal costs incurred by the Company in connection with defending against these matters, which could be significant. The Company has been in the past, and currently is, subject to a variety of claims and litigations arising from its business, most of which it considers to be routine.

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

        The Company recognizes a liability in its financial statements with respect to legal proceedings or claims when incurrence of a loss is probable and the amount of loss is reasonably estimable. However, accurately predicting the timing and outcome of legal proceedings and claims, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles. It is reasonably possible that the Company incurs losses pertaining to these matters in the form of settlements and/or adverse judgments and incurs legal and other expenses in defending against these matters. In either case, losses and/or expenses could be different in character or amount than anticipated by management when preparing the accompanying financial statements. Based on currently available information, the Company does not believe that any current litigation, proceeding, claim or other matter to which it is a party or otherwise involved, including any associated defense costs will have a material adverse effect on its financial position, or cash flows, although an adverse development, or an increase in associated legal fees, could be material to the Company's results of operations in a particular period, depending in part on the Company's operating results in that period.

Letters of Credit

        The Company is contingently liable under bank stand-by letter of credit agreements, executed primarily in connection with office leases, totaling $4.9 million and $4.9 million at December 31, 2012 and 2011, respectively. These agreements were all collateralized by cash which is included within Other Assets within the Consolidated Statements of Financial Condition.

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

        The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business. The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted. At December 31, 2012 and 2011, the Company had a deposit with the FICC of approximately $8.8 million and $15.2 million, respectively, which is recorded within Receivable from brokers, dealers and clearing organizations in the Company's Consolidated Statements of Financial Condition.

        In the ordinary course of business, ClearPoint indemnifies counterparties, including under its loan sale and warehouse line agreements, against potential losses incurred by such parties in connection with particular arrangements. ClearPoint reserves for its exposures to these obligations which is included within Accrued expenses in the Consolidated Statements of Financial Condition. Amounts reserved as of December 31, 2012 and 2011 are not material. In connection with the Company's acquisition of ClearPoint, the Company was previously indemnified for any such losses with respect to any loans presented to ClearPoint or originated on or prior to January 3, 2011. This indemnification has since been terminated in connection with the Homeward Transaction.

        At December 31, 2011, a wholly-owned subsidiary of the Company, acting as agent, had a commitment to pay funding advances with respect to unfunded commitments pursuant to a working capital loan agreement between an unaffiliated borrower and certain lenders. This commitment was fully collateralized by $4.6 million of funds which was transferred by the lenders to the Company to satisfy this obligation. The funds were included within Cash segregated for regulatory and other purposes with an equal and offsetting payable recorded in Accounts payable and accrued expenses in the Company's Consolidated Statements of Financial Condition.

NOTE 20. Income Taxes

        The components of income tax expense/(benefit) from continuing operations reflected in the Consolidated Statements of Operations are set forth below for the years ended December 31:

(In thousands)	2012	2011	2010
Federal
Current	$(3,649)	$(1,494)	$3,209
Deferred	21,208	3,029	(10,985)
State and local
Current	(893)	(457)	3,276
Deferred	7,936	1,129	(5,278)

Total income tax expense/(benefit) from continuing operations	$24,602	$2,207	$(9,778)

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Income Taxes (Continued)

        A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is set forth below for the years ended December 31:

(In thousands)	2012	2011	2010
Federal statutory rate—35%	$(18,673)	$(21,657)	$(9,024)
(Decrease)/increase of deferred tax asset valuation allowance	33,261	—	—
Goodwill impairment	7,383	24,172	—
Compensation	3,734	44	(565)
Change in estimated state tax rates	(656)	530	281
Meals and entertainment	230	222	250
Provision to return adjustments	(102)	(1,474)	645
State and local income taxes, net of federal income taxes	(97)	715	(1,797)
Uncertain tax positions	(36)	334	(1,205)
Gain on bargain purchase—ClearPoint acquisition	—	(816)	—
Series B Preferred Stock dividends	—	—	1,012
Loss on extinguishment of Series B Preferred Stock	—	—	563
Other	(442)	137	62

Total income tax expense/(benefit) from continuing operations	$24,602	$2,207	$(9,778)

        The deferred tax assets and liabilities consisted of the following at December 31:

(In thousands)	2012	2011
Deferred tax assets, net
Net operating loss carryforwards	$18,747	$9,733
Stock-based compensation	12,061	17,259
Accrued liabilities	2,230	3,520
Investments	(863)	(2,252)
Uncertain tax positions	831	831
Fixed assets	(337)	732
Intangible assets	(823)	(645)
Deferred revenues	92	(33)
Other	1,323	1,621

Total net deferred tax asset before valuation allowance	33,261	30,766
Less: valuation allowance	(33,261)	—

Total deferred tax assets, net of valuation allowance	$—	$30,766

Deferred tax liabilities
State effect of intangible assets	$—	(363)
State effect of investments	—	(890)
Other	—	(369)

Total deferred tax liabilities	$—	$(1,622)

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Income Taxes (Continued)

        During the year ended December 31, 2012, the Company established a valuation allowance against its deferred tax assets. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

        The Company entered a three-year cumulative loss position during the year ended December 31, 2012. This cumulative loss position, along with other evidence, merited the establishment of a valuation allowance against the deferred tax assets. A sustained period of profitability is required before the Company would change its judgment regarding the need for a valuation allowance against its net deferred tax assets.

        At December 31, 2012, the Company had federal net operating loss carryforwards of $46 million, which expire between 2023 and 2032. These net operating loss carryforwards have been reduced by the impact of an annual limitation described in the Internal Revenue Code Section 382. In general, the Internal Revenue Code Section 382 places an annual limitation on the use of certain tax attributes such as net operating losses. The annual limitation arose as a result of an ownership change which occurred on September 21, 2007. For state and local tax purposes, the Company's net operating loss carryforwards have expiration periods between 1 and 20 years and are also subject to various apportionment factors and limitations on utilization.

        The following table summarizes the activity related to the Company's unrecognized tax benefits:

(In thousands)
Balance—December 31, 2010	$3,273
Gross increases related to current year's tax positions	278

Balance—December 31, 2011	$3,551

Decreases related to settlements	(184)
Decreases related to expiration of statute of limitations	(133)
Gross increases related to current year's tax positions	285

Balance—December 31, 2012	$3,519

        The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate are $2.4 million. We currently anticipate that total unrecognized tax benefits will decrease by up to $2.3 million in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations.

        The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2012, 2011 and 2010, the Company recognized $0.4 million, $0.2 million and $0.3 million, respectively, of interest expense as a component of income tax expense. The Company had approximately $0.7 million and $0.4 million for the payment of interest and penalties accrued at December 31, 2012 and 2011, respectively.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Income Taxes (Continued)

        The Company is subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. As of December 31, 2012, with few exceptions, the Company was no longer subject to U.S. federal tax or state and local income tax examinations for years before 2006. The Company began audits with the Internal Revenue Service and New York State in 2012. The Company has an ongoing audit with Massachusetts.

NOTE 21. Stock-Based Compensation and Other Plans

        The Company has established the Incentive Plan and the 2003 Non-Employee Directors Plan ("2003 Directors Plan"), (referred to herein as the "Plans") pursuant to which employees and non-employees of the Company have been awarded stock options, restricted stock and/or restricted stock units, which expire at various times through 2018. The Company generally issues treasury shares in connection with option exercises, restricted stock awards or the settlement of vested restricted stock units to the extent there are adequate shares in treasury to satisfy such activity.

        The following is a recap of all Plans as of December 31, 2012:

Shares authorized for issuance	48,785,164

Share awards used:
Stock options granted and outstanding	8,114,148
Restricted stock awards granted and unvested	6,751,730
Restricted stock units granted and unvested	3,292,580
Restricted stock units granted and vested	764,643

Total share awards used	18,923,101

Shares available for future awards *	29,862,063

*
Awards above exclude options for 1.0 million shares and 0.7 million shares underlying RSUs granted to the Company's CEO outside of the Incentive Plan and pursuant to the "employee inducement" award exception of the NASDAQ rules in connection with his hiring in the second quarter of 2011.

        For the years ended December 31, 2012, 2011 and 2010, total stock-based compensation expense was $6.8 million, $15.1 million and $54.3 million, respectively, and the related tax benefit recognized in the Consolidated Statements of Operations was $0.0 million, $6.4 million and $23.7 million, respectively. Included within stock-based compensation expense for the year ended December 31, 2010 is approximately $34.2 million related to specific matters occurring during the year as further discussed below.

        During the fourth quarter of 2010, the Company modified the vesting terms of restricted stock and restricted stock units previously granted in connection with year-end bonuses to allow for continued vesting of such awards so long as the grantee's employment is not terminated for "cause" and the grantee does not compete or engage in certain other actions potentially harmful to the Company. Previously, unvested equity awards granted in connection with year-end bonuses would be forfeited if the grantee's employment with the Company were to terminate before vesting, with limited exceptions. In addition, similar modifications were made to certain equity awards previously granted in connection with 2008 and 2009 year-end compensation (excluding outstanding awards held by executive officers of

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. Stock-Based Compensation and Other Plans (Continued)

the Company), which is applicable to terminations of employment after December 31, 2010. These changes resulted in approximately $6.7 million of expense that previously had been expected to be recognized in future periods instead being recognized in the fourth quarter of 2010. Subsequently, based upon the recommendation of the Company's newly hired Chief Executive Officer ("CEO") in the third quarter of 2011, the Board changed this general policy. As a result, future equity awards in general will provide for forfeiture of awards by employees who leave the Company which results in the related compensation expense being recorded ratably over the vesting period of the award, generally 3 years, rather than being expensed ratably during the year with respect to which the service was provided. This change did not affect the terms of, or accounting for, current outstanding awards.

        In addition, during the year ended December 31, 2010, the Company recognized stock-based compensation expense of (i) approximately $12.7 million related to the remaining amortization of the former CEO's and the former Chief Financial Officer's ("CFO") outstanding equity awards since the dates of their separations during the first quarter of 2010 and (ii) approximately $2.3 million as a result of a modification to fully vest a senior executive's unvested restricted stock units and options in connection with a letter agreement regarding the senior executive's continued employment that was entered into with the Company on September 21, 2010.

        Compensation expense for the year ended December 31, 2010 also includes $12.5 million of expense related to liability classified awards which is recorded within Accrued compensation in the Consolidated Statements of Financial Condition. There was no expense related to liability classified awards during the years ended December 31, 2012 and 2011.

        At December 31, 2012, the total compensation expense related to non-vested awards (which are expected to vest) not yet recognized is $11.2 million, which is expected to be recognized over the remaining weighted average vesting period of 1.7 years.

        The actual tax benefit realized for the tax deductions for share-based compensation was $0.0 million, $8.1 million and $9.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

NOTE 21. Stock-Based Compensation and Other Plans (Continued)

Company's Board of Directors authorized and on June 16, 2009, the Company's stockholders approved, increasing the number of shares available for issuance from 100,000 to 2,000,000 shares.

        Options:    Options have been granted with exercise prices not less than fair market value of the Company's common stock on the date of grant, as defined in each Plan, vest over a maximum of three years, and expire six years after grant date.

        Unvested options are generally forfeited upon termination of employment, with limited exceptions. Option transactions for the three years ended December 31, 2012, 2011 and 2010 were as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2009	4,627,311	$3.29
Options granted	2,722,092	2.55
Options exercised	(1,250,000)	2.31
Options forfeited/expired	—	—

Balance at December 31, 2010	6,099,403	$3.16
Options granted*	4,373,686	1.76
Options exercised	—	—
Options forfeited/expired	(1,365,750)	2.51

Balance at December 31, 2011	9,107,339	$2.58

Options granted	666,668	0.87
Options exercised	—	—
Options forfeited/expired	(659,859)	3.94

Balance at December 31, 2012	9,114,148	$2.36

*
Options granted above during the year ending December 31, 2011 include options for 1.0 million shares granted to the Company's CEO pursuant to the "employee inducement" award exception of the NASDAQ rules in connection with his hiring in the second quarter of 2011.

        There were no options exercised for the years ended December 31, 2012 and 2011. For the year ended December 31, 2010, the total intrinsic value of options exercised was $2.3 million. No cash was received from the exercise of options, as a result of cashless exercises where shares were withheld to cover the exercise amount and taxes. At December 31, 2012, outstanding options for 9.1 million shares had a remaining average contractual term of 3.8 years and an intrinsic value of $0.0 million. At December 31, 2012, outstanding options for 6.1 million shares were exercisable, had a remaining average contractual term of 3.4 years and had an intrinsic value of zero as they were all out of the money.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. Stock-Based Compensation and Other Plans (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2012:

	Outstanding				Exercisable
Exercise Price Range	Shares		Average Life (years)	Average Exercise Price	Shares	Average Exercise Price
$0.87 - $1.00	666,668		5.4	$0.87	388,883	$0.87
$1.01 - $1.50	1,000,000		4.6	1.46	333,333	1.46
$1.51 - $2.00	3,673,686		4.6	1.86	1,573,684	1.87
$2.01 - $3.00	2,200,000		2.6	2.85	2,200,000	2.85
$3.01 - $7.50	1,573,794		2.2	4.04	1,573,794	4.04

Total	9,114,148	*	3.8	$2.36	6,069,694	$2.70

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

        The Black-Scholes option pricing model is used to determine the fair value of options granted. For year ended December 31 of each respective year, significant assumptions used to estimate the fair value of share based compensation awards include the following:

	2012	2011*	2010
Expected term**	3.27	3.94	3.70
Expected volatility	73.6%	87.1%	89.9%
Expected dividends	—	—	—
Risk-free interest rate	0.5%	1.2%	1.0%

*
Includes 1.0 million options granted to the Company's CEO pursuant to the "employee inducement" award exception of the NASDAQ rules in connection with his hiring in the second quarter of 2011.

**
The Company utilized the simplified method for calculating the expected term assumption for the years 2012, 2011 and 2010, as prescribed by ASC 718, due to insufficient historical stock option exercise experience.

        Restricted Stock Awards/Restricted Stock Units:    Restricted stock awards and restricted stock units have been valued at the market value of the Company's common stock as of the grant date and expensed over the service period, which is typically 3 years. Stock compensation expense associated with grants with performance conditions is recognized when it becomes probable that such performance conditions will be achieved. No awards with performance conditions were granted in 2012, 2011 or 2010.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. Stock-Based Compensation and Other Plans (Continued)

        Restricted stock awards/restricted stock units for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Unvested Restricted Stock Awards	Weighted Average Grant-Date Fair Value Restricted Stock	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Restricted Stock Units
Balance at December 31, 2009	11,204,545	$3.72	7,073,709	$3.05
Granted	3,715,133	3.36	3,521,315	3.08
Vested	(2,590,114)	3.57	(3,831,886)	2.58
Forfeited	(919,068)	4.23	(571,804)	4.39

Balance at December 31, 2010	11,410,496	$3.60	6,191,334	$3.22
Granted	2,583,084	1.92	6,547,866	1.96
Vested	(6,824,649)	3.02	(3,195,351)	2.87
Forfeited	(1,055,200)	2.75	(1,553,247)	2.53

Balance at December 31, 2011	6,113,731	$3.68	7,990,602	$2.47
Granted	8,174,565	1.39	1,600,000	0.86
Vested	(2,807,988)	2.62	(2,905,803)	2.90
Forfeited	(4,728,578)	3.22	(2,725,552)	2.01

Balance at December 31, 2012	6,751,730	$1.67	3,959,247 *	$1.81

*
Unvested RSUs include 0.7 million shares underlying RSUs granted to the Company's CEO pursuant to the "employee inducement" award exception of the NASDAQ rules in connection with his hiring in the second quarter of 2011.

        The total fair value of awards vested, based on the market value of the stock on the vest date, during the years ended December 31, 2012, 2011, and 2010 was $7.6 million, $21.2 million and $18.3 million, respectively.

Other Compensation Arrangements

        In August 2012 the Company adopted a Senior Management Compensation and Retention Plan, and entered into related agreements with four of its executive officers. As a result, the Company would be required to make cash payments to these executives of $10.0 million in the aggregate should their employment with the Company terminate under certain circumstances, including an acquisition of the Company, sale of all or substantially all of the Company's assets or a liquidation.

        At December 31, 2012 and December 31, 2011, there was approximately $0.4 million and $0.5 million, respectively, of accrued compensation within the Consolidated Statements of Financial Condition related to deferred compensation plans provided by the Company, which will be paid out between 2013 and 2016. As of February 28, 2007, the Company no longer permits new amounts to be deferred under these plans.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. Net Capital Requirements

        Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the "Net Capital Rule"), as well as the Commodity Futures Trading Commission's net capital requirements ("Regulation 1.16"), which require the maintenance of a minimum net capital. Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities. Based upon the activities of Gleacher Securities, its minimum requirement under Regulation 1.16 is the same as under the Net Capital Rule. As of December 31, 2012, Gleacher Securities had net capital, as defined by both the Net Capital Rule and Regulation 1.16, of $56.2 million, which was $55.9 million in excess of the $0.25 million required minimum net capital.

        Gleacher Partners, LLC is also subject to the Net Capital Rule. Gleacher Partners, LLC has also elected to use the alternative method permitted by the rule. As of December 31, 2012, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.8 million, which was $0.5 million in excess of the $0.25 million required minimum net capital.

        The Company's ClearPoint subsidiary is subject to net worth requirements, as required by the HUD. At December 31, 2012, ClearPoint's net worth was $10.3 million, which was $9.3 million in excess of the $1.0 million required minimum net worth.

NOTE 23. Concentrations of Credit and Liquidity Risk

Risks Related to ClearPoint and Other Related Matters

        ClearPoint was subject to liquidity risk concentrations, as ClearPoint relied on a limited number of investors to purchase its originated mortgage loans and only two lenders to finance these activities. On February 14, 2013, the Company entered into the Homeward Transaction, an agreement to sell substantially all of ClearPoint's assets to Homeward. This transaction closed on February 22, 2013. Refer to Note 29 herein for additional information. As a result, the Company is no longer at risk to liquidity concentrations of ClearPoint.

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

        The majority of securities transactions of customers of the Company's broker-dealer subsidiary, Gleacher Securities, are cleared through a third party under clearing agreement. Under this agreement, transactions are deemed to be either receive versus payment, delivery versus payment or cash

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. Concentrations of Credit and Liquidity Risk (Continued)

transactions. In addition, the Company's inventory is financed principally by our clearing broker and, to a lesser extent, through repurchase agreements.

        Refer to Note 19 herein within the section labeled "Other" for additional information regarding credit risks of the Company.

NOTE 24. Fair Value of Financial Instruments

        Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short term nature, with the exception of subordinated debt. Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealers and clearing organizations, related parties and others, Securities purchased under agreements to resell and Securities sold under agreements to repurchase. The carrying value of the subordinated debt at December 31, 2012 and December 31, 2011 approximated fair value based on current rates available.

NOTE 25. Restructuring

Equities Business—Exit on August 22, 2011

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

*
The Company has not incurred any additional material charges with respect to this restructuring.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. Restructuring (Continued)

        The following table summarizes the changes in the Company's liability related to this restructuring for the year ended December 31, 2012 and 2011:

(In thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance—January 1	$1,427	$—
Restructuring expense	(447)	7,094
—Less: Non-cash charges	92	(1,711)
Payments for severance	—	(2,578)
Payments for real estate	(217)	(247)
Payments for third party vendor contracts	(747)	(541)
Payments for legal and other related costs	—	(590)

Restructuring reserve—December 31	$108	$1,427

        The restructuring reserve is included within Accrued expenses within the Consolidated Statements of Financial Condition. The remaining reserve pertains to third party vendor contracts.

NOTE 26. Discontinued Operations

        The Company has classified the results of the Equities division as discontinued operations due to its exiting the business on August 22, 2011. Refer to Note 25 herein for additional information.

        Amounts reflected in the Consolidated Statements of Operations related to the Equities division are presented in the following table. No gain or loss has been recognized.

	For years ending December 31,
(In thousands)	2012	2011	2010
Net revenues	$54	$13,064	$22,302
Total expenses (excluding interest)	(349)	38,808 *	30,137

Income/(loss) from discontinued operations before income taxes	403	(25,744)	(7,835)
Income tax expense/(benefit)	138	(7,704)	(3,219)

Income/(loss) from discontinued operations, net of taxes	$265	$(18,040)	$(4,616)

*
Included within the table above for the year ended December 31, 2011 is (i) a restructuring charge of $7.1 million and (ii) a goodwill and intangible impairment charge of approximately $14.3 million.

NOTE 27. Segment Analysis

        During the year ended December 31, 2012, we operated our businesses through the following four business segments:

  •
  Investment Banking—This division provides financial advisory and capital raising services in connection with mergers, acquisitions and other strategic matters. The division is being realigned around existing M&A expertise, expanded capital markets capabilities and key industry verticals, including real estate, leveraged finance, financial services, aerospace and defense, technology, media and telecom, paper and packaging, general industrial and financial sponsor coverage.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 27. Segment Analysis (Continued)

  •
  MBS & Rates—This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues are currently generated from spreads on principal transactions executed to facilitate trades for clients, including on a riskless principal basis. Revenues are also generated from changes in fair value and interest income on securities held in inventory. In addition, this division is integrating its advanced analytics and quantitative research capabilities through its platform acquired from RangeMark. RangeMark's integration may also provide for revenues earned through advisory services.

  •
  Credit Products—This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to corporate and institutional investor clients. The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distributions. Revenues are generated primarily from spreads on riskless principal transactions, and to a lesser extent, principal trading and commissions on trades executed on behalf of clients. In addition, revenues are also generated on a smaller scale from interest income on securities held in inventory.

  •
  ClearPoint—This division originated, processed and underwrote single and multi-family residential mortgage loans within a number of states across the country. The loans were underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Revenues were generated primarily from the sale of the residential mortgage loans with servicing released. On February 14, 2013, the Company entered into the Homeward Transaction, an agreement to sell substantially all of ClearPoint's assets to Homeward. This transaction closed on February 22, 2013, and all remaining business activities of ClearPoint are being wound down. Refer to Note 29 herein for additional information.

        The Company's sales and trading revenues consist of revenues derived from commissions, principal transactions and other fee related revenues. Investment banking consists of revenues derived from capital raising and financial advisory services. Investment gains/(losses) primarily reflect gains and losses on the Company's FATV investment. Other revenues reflect management fees received from FATV and other miscellaneous revenues, including clawbacks of certain stock-based compensation grants subject to non-competition provisions.

        Prior period results have been revised to reclassify investment banking revenues and related expenses into the segments within which they are generated, as this is how the segments are currently evaluated. Such revenues were all previously presented within the Investment Banking reportable segment.

        The Company's Equities segment results have been reclassified as discontinued operations and are therefore no longer reported below. In connection with this development, the goodwill and intangible asset impairment of related to the Equities segment and any previously reported intangible asset amortization related the Equities segment, which was previously included within "Other," has also been reclassified within discontinued operations. The realignment of the Investment Banking segment had no impact on comparability to prior period results.

        Items of revenues and expenses not allocated to one of the reportable segments are aggregated under the caption "Other" in the table below. Included within "Other" are investment gains/(losses) and fees related to the Company's investment in and management of FATV. In addition, "Other" reflects expenses not directly associated with specific reportable segments, including goodwill impairment charges, costs related to corporate overhead and support, such as various fees associated with financing, legal and settlement expenses and amortization of certain intangible assets from business acquisitions not reported within discontinued operations.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 27. Segment Analysis (Continued)

        Information concerning operations in these segments is as follows for the year ended December 31:

(In thousands)	2012	2011	2010
Net revenues
Investment Banking
Investment banking	$27,441	$26,610	$37,276
Other	—	—	90

Total Investment Banking	27,441	26,610	37,366

MBS & Rates
Sales and trading	7,348	53,753	76,897
Investment banking	682	3,924	1,513
Interest income	42,910	60,920	55,565
Interest expense	(12,758)	(14,754)	(15,535)
Other revenue	2,456	15	217

Total MBS & Rates	40,638	103,858	118,657

Credit Products
Sales and trading	70,639	66,688	79,357
Investment banking	2,430	2,535	6,558
Interest income	882	1,817	1,878
Interest expense	(496)	(551)	(632)
Other revenue	977	567	73

Total Credit Products	74,432	71,056	87,234

ClearPoint
Sales and trading	46,283	40,119	—
Interest income	4,935	3,446	—
Interest expense	(5,131)	(2,927)	—
Other revenue	7,288	6,286	—

Total ClearPoint	53,375	46,924	—

Total net revenues—Reportable segments	195,886	248,448	243,257

Other
Investment gains, net	1,233	2,996	7
Sales and trading	(81)	(104)	(3)
Gain from bargain purchase—ClearPoint acquisition	—	2,330	—
Interest income	69	11	(151)
Interest expense	(109)	(1,231)	(3,476)
Interest expense—Intersegment allocations	5,667	7,550	8,325
Other revenue	930	1,172	623

Total Other	7,709	12,724	5,325

Total net revenues	$203,595	$261,172	$248,582

(Loss)/income from continuing operations before income taxes
Investment Banking	$4,578	$2,290	$(2,220)
MBS & Rates	127	33,120	33,347
Credit Products	3,745	9,738	5,336
ClearPoint	(5,891)	(3,686)	—

Income from continuing operations before income taxes—Reportable segments	2,559	41,462	36,463

Other	(55,912)	(103,339)	(62,246)

Loss from continuing operations before income taxes	$(53,353)	$(61,877)	$(25,783)

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 27. Segment Analysis (Continued)

        Information concerning the assets of these segments is as follows:

(In thousands)	2012	2011
Total Assets
Investment Banking	$15,907	$10,916
MBS & Rates	1,026,987	2,929,879
Credit Products	40,952	29,930
ClearPoint	102,110	242,350

Total assets—Reporting segments	1,185,956	3,213,075

Other	95,345	126,358
Intersegment eliminations	(51,663)	(35,877)

Total assets	$1,229,638	$3,303,556

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

        Investment banking revenues from related parties reported in the Consolidated Statement of Operations represents $1.9 million of fees earned for the year ended December 31, 2010 for underwriting and advisory engagements performed for MatlinPatterson or its affiliated persons or entities. There were no revenues from related parties for the years ending December 31, 2012 and 2011.

        In connection with the Company's acquisition of certain assets and assumption of certain liabilities of RangeMark on November 7, 2012, the Company has agreed to pay to the selling parties (who are now current employees), $2.5 million of purchase consideration, payable in four installments commencing on September 30, 2013 through March 31, 2015.

        During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax. The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities. This is substantially collateralized by shares of the Company's common stock held in an escrow account that was established at the closing of the Company's acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations. During the third quarter of 2010, the Company reduced this indemnification claim by approximately $0.8 million based upon the resolution of certain tax years related to this matter. This amount is recorded within Other expenses within the Consolidated Statement of Operations, with an offsetting tax benefit recorded due to the reduction in the unrecognized tax benefit. During the fourth quarter of 2010, the Company reclaimed approximately $0.7 million of shares of common stock from the escrow account in connection with the resolution of certain tax years in the third quarter of 2010. The Company does not believe, in any event, that the remaining open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations. The Company's receivable for this indemnification claim at December 31, 2012 and 2011 was approximately $1.5 million and $1.3 million, respectively.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 28. Related Party Transactions (Continued)

        In connection with the acquisition of Gleacher Partners, Inc., the Company agreed to pay $10 million to the selling parties over five years after closing the Transaction, subject to acceleration under certain circumstances. During the year ended December 31, 2012, the Company paid $4.4 million of this obligation ($4.9 million was paid during the year ended December 31, 2010 and no payments were made during the year ended December 31, 2011). The Company's remaining obligation is recorded as a liability within the Company's Consolidated Statements of Financial Condition.

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

        Details on the amounts receivable from or payable to these various related parties are below:

(In thousands)	December 31, 2012		December 31, 2011
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$1,474		$1,337

Payables to related parties
Former owners of RangeMark	$2,350	*	$—
Former stockholders of Gleacher Partners, Inc.	594		4,939	*

Payables to related parties—total	$2,944		$4,939

*
Represents the present value of the Company's approximately $2.5 million obligation to the former owners of RangeMark and $5.0 million remaining obligation to the former stockholders of Gleacher Partners, Inc.

NOTE 29. Subsequent Events

        The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. There were no events requiring disclosure other than the matters below.

Sale of ClearPoint

        On February 14, 2013, the Company and certain of its affiliates, including ClearPoint, entered into an Asset Purchase Agreement ("Purchase Agreement") with Homeward. Pursuant to the Purchase Agreement, Homeward acquired substantially all of ClearPoint's assets and assumed certain liabilities of ClearPoint. In connection with this transaction, which closed on February 22, 2013, ClearPoint paid Homeward approximately $0.5 million, which was based primarily on the value of the loan pipeline, fixed assets and other costs and expenses.

        The Purchase Agreement provides for customary termination and indemnification provisions. In connection with the indemnification provisions, the Company will maintain an escrow account of $5.0 million for a three-year period following the closing date. The Parent has also provided for a guarantee of ClearPoint's indemnification obligations to Homeward, up to a maximum of $2.5 million. If during the three-year period following the closing date, the payment of sums from the escrow amount is not permitted, indemnity claims of Homeward will be paid under the guaranty, up to a maximum of $7.5 million. Any amounts paid under the guarantee will be released to the Company from the escrow amount on a dollar-for-dollar basis. Indemnity claims of Homeward, if any, will be paid first from the escrow amount, and then, to the extent necessary, drawn upon the guaranty.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 29. Subsequent Events (Continued)

        ClearPoint will be reclassified as a discontinued operation in the first quarter of 2013. The Company estimates it will recognize a pre-tax loss of approximately $5.0 million in connection with this disposition.

Wind-Down of Curtailment Guaranties

        On February 14, 2013 and in connection with entering the Purchase Agreement, the Company, ClearPoint and lenders under ClearPoint's Credit Facilities entered into Consent and Wind-down Agreements ("Consent and Wind-down Agreements"), pursuant to which the Curtailment Guaranties will be deemed terminated upon the repayment of the outstanding obligations under ClearPoint's Credit Facilities (provided that any funded loan that has not been purchased by the thirty-first day following the closing date of the Homeward Transaction shall be immediately due and payable under the respective credit facilities). As of March 15, 2013, ClearPoint had no remaining exposure to these credit facilities and the Curtailment Guaranties have terminated. Refer to Notes 15 and 19 herein for additional information.

ClearPoint Transition Services and Line of Credit Agreement

        In connection with the Homeward Transaction, ClearPoint has agreed to provide transition services which includes loan origination services in Massachusetts and Virginia, currently through the earlier of March 31, 2013 or such date as Homeward receives the applicable licenses required to originate loans in these states. ClearPoint has arranged for a temporary credit facility in order to finance this origination activity. Capacity under this credit facility is $10 million and the facility can be terminated with five days written notice, or otherwise expires on September 30, 2013. Homeward will reimburse ClearPoint for the costs of providing the loan origination services and has provided a payment and performance guaranty of ClearPoint's obligations to the lender of this facility.

Departure of Professionals within the Credit Products Division

        On February 20, 2013, the Company confirmed the departure of approximately 20 professionals previously employed in the Company's Credit Products division (current headcount within this division is approximately 70). As a result, revenues from this group have declined significantly.

Departure of Executive Officer

        On January 29, 2013, the Company announced that, effective January 28, 2013, Eric J. Gleacher, the Chairman of the Board of Directors of the Company, resigned as a director and executive officer of the Company.

Prospective Departure of Certain Members of the Board of Directors

        In a letter dated February 23, 2013, four current directors of the Company, Henry S. Bienen, Robert A. Gerard, Bruce Rohde and Robert S. Yingling, informed the Company that they do not intend to stand for re-election at the Company's Annual Meeting. The letter also stated that, should the situation change in the interim, they may be willing to reconsider their decision not to stand. The directors' decision not to stand for re-election was not the result of any disagreement with the Company relating to the Company's operations, policies or practices.

Director Nominations by MatlinPatterson

        Also on February 23, 2013, the Company received a submission by MatlinPatterson FA Acquisition LLC, a significant holder of the Company's common stock, of a slate of eight nominees for election to the Company's Board of Directors at the Company's Annual Meeting. In their proposal, MatlinPatterson nominated current directors Marshall Cohen, Mark R. Patterson and Christopher Pechock, as well as nominees Carl McKinzie, Jaime Lifton, Edwin Banks, Keith B. Hall and Nasir Hasan.

Gleacher & Company, Inc.
SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands of dollars, except for per share data)

	Three Months Ended
	Mar 2012	Jun 2012	Sep 2012	Dec 2012
Total revenues	$69,362	$48,138	$45,479	$53,443
Interest expense	4,619	3,492	2,149	2,567

Net revenues	64,743	44,646	43,330	50,876
Total expenses (excluding interest)	70,025	76,398	48,354	62,171

Loss from continuing operations before income taxes and discontinued operations	(5,282)	(31,752)	(5,024)	(11,295)
Income tax (benefit)/expense	(566)	27,198	(2,223)	193

Loss from continuing operations	(4,716)	(58,950)	(2,801)	(11,488)
Income/(loss) from discontinued operations, net of taxes	32	(23)	33	223

Net loss	$(4,684)	$(58,973)	$(2,768)	$(11,265)

Loss per share:
Basic loss per share
Continuing operations	$(0.04)	$(0.49)	$(0.02)	$(0.10)
Discontinued operations	—	—	—	—

Net loss per share	$(0.04)	$(0.49)	$(0.02)	$(0.10)

Dilutive loss per share
Continuing operations	$(0.04)	$(0.49)	$(0.02)	$(0.10)
Discontinued operations	—	—	—	—

Net loss per share	$(0.04)	$(0.49)	$(0.02)	$(0.10)

        The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

        Correction of an Error.    During the preparation of the Annual Report on Form 10-K for the year ended December 31, 2012, the Company determined that in the second quarter of 2012, we incorrectly provided for a valuation allowance on $1.9 million of net operating losses ("NOLs") that were realizable by the Company. This had the effect of overstating income tax expense by approximately $1.9 million in the Form 10-Q for the three and six months ended June 30, 2012 and nine months ended September 30, 2012. We evaluated the effects of this error and concluded that it is not material to the Company's previously issued Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012 and nine months ended September 30, 2012. Nevertheless, we revised in this report, our Consolidated Statement of Operations to correct for the effect of this error in our financial statements for the three and six months ended June 30, 2012 and for the nine month ended September 30, 2012 and will include this revision in future filings. We determined that correcting the misstatement in the fourth quarter of 2012 would have been material to the results of the three months ended December 31, 2012 and thus revised the results of the three months ended June 30, 2012. The revision does not affect net operating, investing or financing cash flows reported within the

Gleacher & Company, Inc.
SUPPLEMENTARY DATA

Consolidated Statement of Cash Flows and has an insignificant effect on the Company's Consolidated Statement of Financial Condition for all periods.

        The amounts on prior period Consolidated Statements of Operations and earnings per share ("EPS") that have been revised is summarized below:

(in thousands, except per share amounts)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Nine Months Ended September 30, 2012
Net loss—as previously reported	$(60,832)	$(65,516)	$(68,285)
Adjustment	1,859	1,859	1,859

Net loss—as revised	$(58,973)	$(63,657)	$(66,426)

EPS—Basic and Diluted
EPS—as previously reported	$(0.51)	$(0.55)	$(0.57)

EPS—as revised	$(0.49)	$(0.53)	$(0.56)

	Three Months Ended
(in thousands, except per share amounts)	Mar 2011	Jun 2011	Sep 2011	Dec 2011
Total revenues	$91,958	$59,435	$56,836	$64,856
Interest expense	2,569	3,056	2,672	3,616

Net revenues	89,389	56,379	54,164	61,240
Total expenses (excluding interest)	74,661	53,963	132,949	61,476

Income/(loss) from continuing operations before income taxes and discontinued operations	14,728	2,416	(78,785)	(236)
Income tax expense/(benefit)	6,129	1,164	(3,085)	(2,001)

Income/(loss) from continuing operations	8,599	1,252	(75,700)	1,765
(Loss)/income from discontinued operations, net of taxes	(1,394)	(11,672)	(5,357)	383

Net income/(loss)	$7,205	$(10,420)	$(81,057)	$2,148

Earnings per share:
Basic income/(loss) per share
Continuing operations	$0.07	$0.01	$(0.61)	$0.01
Discontinued operations	(0.01)	(0.09)	(0.04)	0.00

Net income/(loss) per share	$0.06	$(0.08)	$(0.65)	$0.02

Dilutive income/(loss) per share
Continuing operations	$0.07	$0.01	$(0.61)	$0.01
Discontinued operations	(0.01)	(0.09)	(0.04)	0.00

Net income/(loss) per share	$0.06	$(0.08)	$(0.65)	$0.02

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

Gleacher & Company, Inc.
SUPPLEMENTARY DATA

        Correction of an Error.    During the preparation of the Annual Report on Form 10-K for the year ended December 31, 2011, the Company determined that in the second quarter of 2011, we incorrectly treated the entire goodwill and impairment allocated to the Equities division as non-deductible for tax, whereas approximately $0.6 million should have been treated as tax deductible. This had the effect of overstating income tax expense by approximately $0.6 million in the Form 10-Q for the three and six months ended June 30, 2011 and nine months ended September 30, 2011. The tax expense related to the Equities division was subsequently allocated to discontinued operations in the third quarter of 2011, when the Company exited the business effective August 22, 2011. We evaluated the effects of this error and concluded that it is not material to the Company's previously issued Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 and nine months ended September 30, 2011. Nevertheless, we revised in this report and future filings, our Consolidated Statement of Operations to correct for the effect of this error in our financial statements for the three and six months ended June 30, 2011 and for the nine month ended September 30, 2011. We determined that correcting the misstatement in the fourth quarter of 2011 would have been material to the results of the three months ended December 31, 2011 and thus revised the results of the three months ended June 30, 2011. The revision does not affect net operating, investing or financing cash flows reported within the Consolidated Statement of Cash Flows and has an insignificant effect on the Company's Consolidated Statement of Financial Condition for all periods.

        The amounts on prior period Consolidated Statements of Operations, earnings per share ("EPS") and discontinued operations that have been revised is summarized below:

(in thousands, except per share amounts)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Nine Months Ended September 30, 2011
Net loss—as previously reported	$(11,006)	$(3,802)	$(84,859)
Adjustment	586	586	586

Net loss—as revised	$(10,420)	$(3,216)	$(84,273)

EPS—Basic and Diluted
EPS—as previously reported	$(0.09)	$(0.03)	$(0.69)

EPS—as revised	$(0.08)	$(0.03)	$(0.68)

Discontinued operations—as previously reported	n/a	n/a	$(19,011)

Discontinued operations—as revised	n/a	n/a	$(18,425)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, the Company's management, with the participation of the Principal Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act). Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company's internal controls over financial reporting occurred during the fourth quarter of the Company's fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

        The Company's independent registered public accounting firm has audited and issued a report on the Company's internal control over financial reporting, which appears herein.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item with respect to our directors, our executive officers, our Audit Committee and Audit Committee financial expert, our compliance with Section 16(a) of the Exchange Act and our code of ethics for senior officers will be contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 23, 2013. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained under the caption "Compensation Discussion and Analysis," "Compensation of Executive Officers," "Director Compensation For Fiscal Year 2012," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation Committee Report" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 23, 2013. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 23, 2013. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Directory Independence

        The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 23, 2013. Such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information with respect to fees and services related to the Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee's pre-approval policies and procedures will be contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Gleacher & Company, Inc. to be held May 23, 2013, and are incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedule

  (a)(1)    The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Financial Condition as of December 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

  (a)(2)    The following financial statement schedule for the periods 2012, 2011 and 2010 are submitted herewith:

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
3.2
Amended and Restated Bylaws of Gleacher & Company, Inc., effective April 19, 2012 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed May 10, 2012 and incorporated herein by reference).
4.1
Specimen Certificate of Common Stock, par value $.01 per share of Gleacher & Company, Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 28, 2010 and incorporated herein by reference).
4.2	*	Registration Rights Agreement, dated as of September 21, 2007, by and among First Albany Companies Inc., MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine.
4.3	*	Amendment No. 1 to Registration Rights Agreement dated as of March 4, 2008 by and among the Company, MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine.

Exhibit Number		Description
10.1	†	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees effective January 1, 2005. (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.2	†
Broadpoint Securities Group, Inc. Senior Management Bonus Plan effective January 1, 2008 (filed as Exhibit B to the Company's Proxy Statement on Schedule 14A filed April 28, 2008 and incorporated herein by reference).
10.3	†
First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees effective January 1, 2005 (filed as Exhibit 4(f) to the Company's Registration Statement on Form S-8 filed January 10, 2005 (File No. 333-121928) and incorporated herein by reference).
10.4	†
Form of Restricted Stock Agreement pursuant to the Gleacher & Company, Inc. 2003 Non-Employee Directors' Stock Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).
10.5	*	Asset Purchase Agreement dated as of March 6, 2007 among DEPFA BANK plc, First Albany Capital Inc., and First Albany Companies Inc.
10.6	*	Investment Agreement dated as of May 14, 2007 between First Albany Companies Inc. and MatlinPatterson FA Acquisition LLC.
10.7	†*	Form of Restricted Stock Unit Agreement pursuant to the 2007 Incentive Compensation Plan.
10.8	*	Fully Disclosed Clearing Agreement dated February 26, 2008 by and between Broadpoint Capital, Inc. and Pershing LLC.
10.9
Proprietary Account Supplement dated November 12, 2010 to the Fully Disclosed Clearing Agreement dated February 26, 2008 by and between Gleacher & Company Securities, Inc. and Pershing LLC (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).
10.10
Description of Non-Employee Director Compensation As Set By Board of Directors—Effective September 21, 2007 (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference).
10.11	†
Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.70 to the Company's Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference).
10.12
Addendum to Non-Compete and Non-Solicit Agreement dated as of September 21, 2007 by and between First Albany Companies, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K filed March 28, 2008 and incorporated herein by reference).
10.13
Fully Disclosed Clearing Agreement dated April 21, 2008 by and between Broadpoint Securities, Inc. and Pershing LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 25, 2008 and incorporated herein by reference).
10.14
Stock Purchase Agreement by and among Broadpoint Securities Group, Inc., American Technology Research Holdings, Inc., Richard J. Prati, Curtis L. Snyder, Richard Brown, Robert Sanderson and Bradley Gastwirth, dated as of September 2, 2008 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 5, 2008 and incorporated herein by reference).

Exhibit Number		Description
10.15	†	Non-Compete and Non-Solicit Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher, (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference).
10.16	†
Employment Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference).
10.17
Agreement and Plan of Merger by and among Broadpoint Securities Group, Inc., Magnolia Advisory LLC, Gleacher Partners Inc., certain stockholders of Gleacher Partners Inc. and each of the holders of interests in Gleacher Holdings LLC, dated as of March 2, 2009 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference).
10.18	†
Restricted Stock Units Agreement dated February 13, 2009 by and between Broadpoint Securities Group, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.84 to the Company's Annual Report on Form 10-K filed March 26, 2009 and incorporated herein by reference).
10.19
Registration Rights Agreement dated June 5, 2009 by and between Broadpoint Securities Group, Inc. and Eric J. Gleacher (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference).
10.20
Trade Name and Trademark Agreement, dated June 5, 2009 by and among Broadpoint Securities Group, Inc., Eric J. Gleacher and certain other parties thereto (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference).
10.21	†
Amended and Restated Broadpoint Gleacher Securities Group, Inc. 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference).
10.22	†
Amended and Restated Broadpoint Gleacher Securities Group, Inc. 2007 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference).
10.23
Lease Agreement by and among Broadpoint Gleacher Securities Group, Inc., HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of September 30, 2009 (filed as Exhibit 10.95 to the Company's Quarterly Report on Form 10-Q filed November 16, 2009 and incorporated herein by reference).
10.24
Assignment of Lease and Consent by and among Broadpoint Gleacher Securities Group, Inc., One Penn Plaza LLC, HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of September 30, 2009 (filed as Exhibit 10.96 to the Company's Quarterly Report on Form 10-Q filed November 16, 2009 and incorporated herein by reference).
10.25	†
Restricted Stock Units Agreement dated February 11, 2010 by and between Broadpoint Gleacher Securities Group, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.62 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.26	†
Letter Agreement between Broadpoint Gleacher Securities Group, Inc. and Robert Turner dated March 31, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2010 and incorporated herein by reference).

Exhibit Number		Description
10.27		Amendment of Lease by and among Gleacher & Company, Inc., HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of August 26, 2010 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 8, 2010 and incorporated herein by reference).
10.28	†
Letter Agreement, dated October 27, 2010, by and between Gleacher & Company, Inc. and Eric J. Gleacher (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 28, 2010 and incorporated herein by reference).
10.29	†
Restricted Stock Units Agreement dated February 15, 2011, by and between Gleacher & Company, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.67 to the Company's Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).
10.30	†
Restricted Stock Units Agreement dated February 15, 2011, by and between Gleacher & Company, Inc. and Jeffrey Kugler (filed as Exhibit 10.68 to the Company's Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).
10.31	†
Letter Agreement, dated April 18, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 22, 2011 and incorporated herein by reference).
10.32	†
2007 Incentive Compensation Plan Stock Option Agreement, dated May 9, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).
10.33	†
Inducement Stock Option Agreement, dated May 9, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).
10.34	†
Inducement Restricted Stock Units Agreement, dated May 9, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).
10.35	†
Letter Agreement, dated July 7, 2011, by and between Gleacher & Company, Inc. and John Griff (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 13, 2011 and incorporated herein by reference).
10.36	†
Form of 2003 Non-Employee Directors Stock Plan Restricted Stock Agreement (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 8, 2011 and incorporated herein by reference).
10.37	†	Form of 2003 Non-Employee Directors Stock Plan Option Agreement (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 8, 2011 and incorporated herein by reference).
10.38	†
2007 Incentive Compensation Plan Stock Option Agreement, dated August 4, 2011, by and between Gleacher & Company, Inc. and John Griff (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 8, 2011 and incorporated herein by reference).
10.39	†
Letter Agreement, dated August 22, 2011, by and between Gleacher & Company, Inc. and Jeffrey Kugler (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 22, 2011 and incorporated herein by reference).

Exhibit Number		Description
10.40	†	Form of Restricted Stock Agreement pursuant to the 2007 Incentive Compensation Plan (filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K filed March 20, 2012 and incorporated by reference herein).
10.41	†
Restricted Stock Agreement dated February 15, 2012, by and between Gleacher & Company, Inc. and Patricia A. Arciero-Craig (filed as Exhibit 10.80 to the Company's Annual Report on Form 10-K filed March 20, 2012 and incorporated by reference herein).
10.42	†
Restricted Stock Agreement dated February 15, 2012, by and between Gleacher & Company, Inc. and Bryan J. Edmiston (filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K filed March 20, 2012 and incorporated by reference herein).
10.43	†
Restricted Stock Agreement dated February 15, 2012, by and between Gleacher & Company, Inc. and John Griff (filed as Exhibit 10.82 to the Company's Annual Report on Form 10-K filed March 20, 2012 and incorporated by reference herein).
10.44
Conditional Guaranty between Gleacher & Company, Inc. and Citibank, N.A., dated February 29, 2012 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 7, 2012 and incorporated herein by reference).
10.45
Amended and Restated Limited Guaranty between Gleacher & Company, Inc. and Credit Suisse First Boston Mortgage Capital, LLC, dated March 15, 2012 (filed as Exhibit 10.84 to the Company's Annual Report on Form 10-K filed March 20, 2012 and incorporated by reference herein).
10.46
Amended and Restated Limited Guaranty between Gleacher & Company, Inc. and UBS Real Estate Securities, Inc., dated March 15, 2012 (filed as Exhibit 10.85 to the Company's Annual Report on Form 10-K filed March 20, 2012 and incorporated by reference herein).
10.50	*	Agreement dated as of January 28, 2013, by and between Gleacher & Company, Inc. and Eric J. Gleacher.
11		Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8 and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).
14		Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14 to the Company's Annual Report on Form 10-K filed March 15, 2009 and incorporated herein by reference).
21	*	Subsidiaries of the Registrant.
23	*	Consent of PricewaterhouseCoopers LLP.
24		Powers of Attorney (included on signature page).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit Number		Description
101	*	The following statements from the annual report on Form 10-K of Gleacher & Company, Inc. are attached to this report formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ending December 31, 2012, December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Financial Condition at December 31, 2012 and December 31, 2011 (iii) the Consolidated Statements of Cash Flows for the years ending December 31, 2012, December 31, 2011 and December 31, 2010 and (iv) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b)

*
Filed herewith

GLEACHER & COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
PERIODS ENDED DECEMBER 31, 2012, DECEMBER 31, 2011
AND DECEMBER 31, 2010

COL. A	COL. B	COL. C	COL. D	COL. E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts—deducted from receivables from customers and receivable from others
Calendar Year 2012	$—	$—	$—	$—
Calendar Year 2011	$—	$—	$—	$—
Calendar Year 2010	$—	$—	$—	$—
Net deferred tax asset valuation allowance
Calendar Year 2012	$—	$33,261,000	$—	$33,261,000
Calendar Year 2011	$—	$—	$—	$—
Calendar Year 2010	$—	$—	$—	$—

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLEACHER & COMPANY, INC.
Date: March 18, 2013	By:	/s/ THOMAS J. HUGHES THOMAS J. HUGHES Chief Executive Officer

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

Signature	TITLE	DATE

/s/ THOMAS J. HUGHES THOMAS J. HUGHES	Director Chief Executive Officer (Principal Executive Officer)	March 18, 2013
/s/ BRYAN J. EDMISTON BRYAN J. EDMISTON	Principal Accounting Officer	March 18, 2013
/s/ HENRY S. BIENEN HENRY S. BIENEN	Director	March 18, 2013
/s/ MARSHALL COHEN MARSHALL COHEN	Director	March 18, 2013
/s/ ROBERT A. GERARD ROBERT A. GERARD	Director	March 18, 2013

Signature	TITLE	DATE

/s/ MARK R. PATTERSON MARK R. PATTERSON	Director	March 18, 2013
/s/ CHRISTOPHER R. PECHOCK CHRISTOPHER R. PECHOCK	Director	March 18, 2013
/s/ BRUCE ROHDE BRUCE ROHDE	Director	March 18, 2013
/s/ ROBERT S. YINGLING ROBERT S. YINGLING	Director	March 18, 2013