Form 10-Q
period 2013-03-31
GLEACHER & COMPANY, INC.
filed 2013-05-10
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

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

122,980,847 shares of Common Stock were outstanding as of the close of business on April 30, 2013

GLEACHER & COMPANY, INC. AND SUBSIDIARIES

FORM 10-Q

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Part I — Financial Information

Item 1.  Financial Statements

	Three Months Ended March 31,
(In thousands, except for per share amounts)	2013	2012
Revenues:
Principal transactions	$(6,999)	$8,499
Commissions	10,181	19,151
Investment banking	15,173	6,678
Investment gains/(losses), net	172	132
Interest income	8,966	16,761
Fees and other	964	514
Total revenues	28,457	51,735
Interest expense	1,607	2,769
Net revenues	26,850	48,966
Expenses (excluding interest):
Compensation and benefits	29,115	39,392
Professional fees	3,227	3,556
Communications and data processing	3,147	3,252
Occupancy, depreciation and amortization	1,908	1,916
Clearing, settlement and brokerage	1,009	1,570
Business development	753	918
Other	1,269	720
Total expenses (excluding interest)	40,428	51,324
Loss from continuing operations before income taxes and discontinued operations	(13,578)	(2,358)
Income tax expense	85	674
Loss from continuing operations	(13,663)	(3,032)
Loss from discontinued operations, net of taxes (Refer to Note 24)	(4,308)	(1,652)
Net loss	$(17,971)	$(4,684)

Per share data:
Basic loss per share
Continuing operations	$(0.11)	$(0.03)
Discontinued operations	(0.04)	(0.01)
Net loss per share	$(0.15)	$(0.04)
Diluted loss per share
Continuing operations	$(0.11)	$(0.03)
Discontinued operations	(0.04)	(0.01)
Net loss per share	$(0.15)	$(0.04)

Weighted average shares of common stock:
Basic	119,510	119,510
Diluted	119,510	119,510

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
(In thousands of dollars, except for share and per share amounts)	2013	2012

Assets
Cash and cash equivalents	$40,412	$44,868
Cash and securities segregated for regulatory and other purposes	6,000	13,000
Securities purchased under agreements to resell	20,816	—
Receivables from:
Brokers, dealers and clearing organizations	13,437	12,824
Related parties	1,474	1,474
Others	10,078	12,563
Financial instruments owned, at fair value (includes financial instruments pledged of $478,427 and $1,095,431 at March 31, 2013 and December 31, 2012, respectively)	479,232	1,096,181
Loans held for sale, ClearPoint, at fair value	7,693	—
Investments	21,597	20,478
Office equipment and leasehold improvements, net	4,507	5,311
Goodwill	1,212	1,212
Intangible assets	4,551	5,303
Income taxes receivable	4,379	7,394
Deferred tax assets, net	—	—
Other assets	10,008	9,030
Total Assets	$625,396	$1,229,638

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing organizations	$409,213	$638,009
Related parties	2,984	2,944
Others	2,684	2,251
Securities sold under agreements to repurchase	—	159,386
Securities sold, but not yet purchased, at fair value	21,713	132,730
Secured borrowings, ClearPoint	4,272	64,908
Accrued compensation	9,568	34,199
Accounts payable and accrued expenses	7,519	9,866
Income taxes payable	3,827	3,755
Subordinated debt	595	595
Total Liabilities	462,375	1,048,643

Commitments and Contingencies (Refer to Note 16)

Stockholders’ Equity
Common stock; $.01 par value; authorized 200,000,000 shares, issued 133,769,219 and 133,769,219 shares; and outstanding 122,942,752 and 124,440,655 shares, at March 31, 2013 and December 31, 2012, respectively	1,337	1,337
Additional paid-in capital	454,779	453,938
Deferred compensation	124	124
Accumulated deficit	(281,548)	(263,577)
Treasury stock, at cost (10,826,427 shares and 9,328,564 shares, at March 31, 2013 and December 31, 2012, respectively)	(11,671)	(10,827)
Total Stockholders’ Equity	163,021	180,995
Total Liabilities and Stockholders’ Equity	$625,396	$1,229,638

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands of dollars)	2013	2012
Cash flows from operating activities:
Net loss	$(17,971)	$(4,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock-based compensation	1,107	4,497
Impairment of intangible assets — ClearPoint	587	—
Depreciation of fixed assets and amortization of leasehold improvements	439	487
Clawback of stock-based compensation awards subject to non-competition provisions	(361)	—
Investment losses/(gains), net	(172)	(132)
Amortization of intangible assets	165	124
Deferred income taxes	—	3,697
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory and other purposes	7,000	7,612
Securities purchased under agreements to resell	(20,816)	(1,461,657)
Net receivable from others	2,918	1,327
Financial instruments owned, at fair value	617,894	97,387
Loans held for sale, ClearPoint, at fair value	(7,693)	—
Income taxes receivable/payable, net	3,087	2,725
Other assets	(1,003)	—
Net payable to brokers, dealers and clearing organizations	(229,409)	(85,694)
Securities sold under agreements to repurchase	(159,386)	1,501,525
Securities sold, but not yet purchased, at fair value	(111,017)	48,503
Accounts payable and accrued expenses	(3,282)	(4,964)
Accrued compensation	(24,631)	(15,835)
Drafts payable	935	269
Net cash provided by operating activities	58,391	95,187
Cash flows from investing activities:
Purchase of investments	(947)	—
ClearPoint sale - net payment to Homeward Residential, Inc. (Refer to Note 1)	(510)	—
Purchases of office equipment and leasehold improvements	(7)	(360)
Net cash used in investing activities	(1,464)	(360)
Cash flows from financing activities:
Proceeds from secured borrowings	185,381	583,000
Repayments of secured borrowings	(246,017)	(679,416)
Payment for employee tax withholdings on stock-based compensation	(747)	(2,403)
Excess tax benefits related to stock-based compensation	—	8
Net cash used in financing activities	(61,383)	(98,811)
Decrease in cash and cash equivalents	(4,456)	(3,984)
Cash and cash equivalents at beginning of the period	44,868	36,672
Cash and cash equivalents at the end of the period	$40,412	$32,688

NON CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2013 and 2012, the Company issued approximately 0.0 million and 6.9 million shares out of treasury stock, net of forfeitures, respectively, for stock-based compensation exercises and vesting.

The accompanying notes are an integral part

of these consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

Organization and Nature of Business

Gleacher & Company, Inc. (the “Parent” and together with its subsidiaries, the “Company”) is an independent investment bank that provides clients with strategic and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis.  The Company is incorporated under the laws of the State of Delaware.  The Company’s common stock is traded on The NASDAQ Global Market (“NASDAQ”) under the symbol “GLCH.”

The Company also provided residential mortgage lending services through its subsidiary ClearPoint Funding Inc. (“ClearPoint”).  On February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint’s assets to Homeward Residential, Inc. (“Homeward Transaction”).  The Homeward transaction closed on February 22, 2013, and all remaining business activities of ClearPoint have been substantially wound down.  ClearPoint’s results have been reclassified as discontinued operations.  Refer to Notes 23 and 24 herein for additional information.

Recent Developments

On April 5, 2013, the Company’s Board of Directors approved a plan to discontinue operations in its MBS & Rates and Credit Products divisions.  The plan is expected to be completed by the end of the second quarter 2013.  The results of these divisions will also be reclassified as discontinued operations in the second quarter 2013.  Refer to Note 27 herein for additional information.

The Company’s ability to generate revenue and continue business operations subsequent to exiting its MBS & Rates and Credit Products businesses depends principally on its Investment Banking activity, and in particular, generating fees for financial advisory services.  Given the Company’s state, its ability to generate Investment Banking revenues is currently uncertain.  Unless the Company is able to generate significant Investment Banking revenues, or develop new and profitable business lines, the Company will continue to operate at a loss.

At the Company’s 2013 Annual Stockholders Meeting to be held May 23, the board of directors will be largely reconstituted.  The composition of the board at that time cannot be predicted with certainty, and consequently the Company’s strategic direction and operational initiatives are not known at this time.  Accordingly, the Company’s financial position at future dates and its results of operations for periods subsequent to the 2013 Annual Stockholders Meeting are highly uncertain.

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

The accompanying consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  Reference should be made to the Company’s audited consolidated financial statements and notes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information, including a summary of the Company’s significant accounting policies.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Correction of an Error and Certain Reclassifications

During the preparation of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, the Company determined that it had incorrectly reserved for approximately $1.9 million of principal receivable on a particular position within the Company’s financial instruments owned during the prior three years ended December 31, 2012, primarily during the year ended December 31, 2011.  The Company assessed this error and determined that it was not material to the previous reporting periods and is not material to the current year.  Therefore, the Company has recorded this item as an out of period adjustment to principal transactions within the Consolidated Statements of Operations for the three months ended March 31, 2013.

In addition, certain amounts in prior periods have been reclassified to conform to the current year presentation with no impact to previously reported net loss or stockholders’ equity.  This includes the prior period results of ClearPoint, which are now being reported as discontinued operations.  Refer to Note 24 herein for additional information.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 “Other Comprehensive Income — Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).  The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income.  This ASU seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  This guidance is effective prospectively for reporting periods beginning after December 15, 2012.  ASU 2013-02 is not applicable to the Company as it has no items reported as other comprehensive income.

In January 2013, the FASB issued ASU No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”).  The main objective of ASU 2013-01 is to address implementation issues about the scope of ASU No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires new disclosures about balance sheet offsetting and related arrangements.  For derivative financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to offsetting requirements but not offset in the balance sheet.  ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives, including embedded bifurcated derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with applicable accounting literature or subject to an enforceable master netting arrangement or similar agreement.  This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively.  This guidance does not amend the existing guidance on when it is appropriate to offset, and since these amended principles require only additional disclosures, the adoption of ASU 2011-11 did not affect the Company’s financial condition, results of operations or cash flows.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  (Loss)/Earnings Per Common Share

The Company calculates basic and diluted (loss)/earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic (loss)/earnings per share is computed based upon weighted-average shares outstanding during the period.  Dilutive (loss)/earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards, warrants, and unexercised options.  The weighted-average shares outstanding were calculated as follows:

	Three Months Ended March 31,
(In thousands of shares)	2013	2012
Weighted average shares for basic (loss)/earnings per share	119,510	119,510
Effect of dilutive common share equivalents	—	—
Weighted average shares and dilutive common share equivalents for dilutive (loss)/earnings per share	119,510	119,510

For the three months ended March 31, 2013 and March 31, 2012, the Company was in a net loss position and therefore excluded approximately 9.1 million and 10.1 million, respectively, of shares underlying stock options, 3.5 million and 9.2 million, respectively, of shares of restricted stock, and 4.1 million and 4.9 million, respectively, of shares underlying restricted stock units (“RSUs”) from its computation of dilutive loss per share because they were anti-dilutive.

3.  Cash and Cash Equivalents

The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  At March 31, 2013 and December 31, 2012, cash equivalents were approximately $3.2 million and $3.1 million, respectively.  Cash and cash equivalents of approximately $27.1 million and $21.8 million at March 31, 2013 and December 31, 2012, respectively, were held at one financial institution.

4.  Cash and Securities Segregated for Regulatory and Other Purposes

The Company self-clears its trading activities in U.S. government securities (the “Rates business”) and is therefore subject to the Customer Protection rules under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These activities will be discontinued in the second quarter of 2013.  At March 31, 2013 and December 31, 2012, the Company segregated cash of $1.0 million and $1.0 million, respectively, in a special reserve bank account for the exclusive benefit of customers pertaining to the activities of the Company’s Rates business and items related to when the Company was previously conducting self-clearing in prior years, including outstanding checks issued to customers and vendors, and other miscellaneous items.

In addition, cash and securities segregated for regulatory and other purposes at March 31, 2013 include $5.0 million, representing cash deposited into an escrow account by ClearPoint in connection with the Homeward Transaction.   Refer to Note 16 herein for additional information.  Cash segregated at December 31, 2012 includes $12.0 million of cash on deposit with ClearPoint’s warehouse lenders in connection with ClearPoint’s loan origination activities, now discontinued.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Resale and Repurchase Agreements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of accounting policies related to the Company’s resale and repurchase agreements.

At March 31, 2013 and December 31, 2012, the fair value of financial instruments held as collateral by the Company that it was permitted to deliver or repledge in connection with resale agreements was approximately $20.8 million and $137.9 million, respectively, substantially all of which was repledged to cover securities sold, but not yet purchased at March 31, 2013 and in the form of repurchase agreements at December 31, 2012.

The following table below presents the gross and net information about the Company’s resale and repurchase agreements that are offset in the financial statements:

		March 31, 2013			December 31, 2012
(in thousands of dollars) Asset / Liability	Collateral Type	Gross Amounts	Netting	Net Amounts	Gross Amounts	Netting	Net Amounts
Resale agreements	U.S. government and federal agency obligations	$20,816	$—	$20,816	$238,014	$(238,014)	$—

Repurchase agreements	U.S. government and federal agency obligations	$—	$—	$—	$397,400	$(238,014)	$159,386

The following tables provide detail on the maturity composition of the outstanding repurchase agreements at December 31, 2012 (there were no outstanding repurchase agreements at March 31, 2013):

	December 31, 2012
(In thousands of dollars)	Overnight	< 30 days	30-90 days	> 90 days	On Demand	Total, net
Collateral Type
U.S. government and federal agency obligations	$106,991	$50,052	$—	$—	$2,343	$159,386

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consists of the following:

(In thousands of dollars)	March 31, 2013	December 31, 2012
Deposits with clearing organizations	$8,266	$9,566
Receivable from clearing organizations	3,715	2,001
Receivable for unsettled trading activities	1,094	237
Underwriting and syndicate fees receivable	362	1,020
Total receivables	$13,437	$12,824
Payable to clearing organizations	408,666	638,009
Payable for unsettled trading activities	547	—
Total payables	$409,213	$638,009

Included within deposits with clearing organizations at March 31, 2013 and December 31, 2012 is a deposit with the Fixed Income Clearing Corporation (“FICC”) of approximately $6.3 million and $8.8 million, respectively, related to the Company’s self clearing activities associated with the Rates business.

Payable to clearing organizations at March 31, 2013 and December 31, 2012 included approximately $37.6 million and $35.5 million, respectively, of excess equity (funds that are readily available to the Company) held at the Company’s principal clearing broker.

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

7.  Receivables from and Payables to Others

Amounts Receivable from and Payable to Others consist of the following:

(In thousands of dollars)	March 31, 2013	December 31, 2012
Principal paydowns — Agency mortgage-backed securities	$5,354	$5,744
Interest receivable	2,211	4,370
Loans and advances	294	234
Management fees receivable	198	189
Investment banking and advisory fees receivable	155	144
Others	1,866	1,882
Total receivables from others	$10,078	$12,563
Payable to employees for the Employee Investment Funds (Refer to Note 10)	$971	$941
Draft payables	1,068	133
Others	645	1,177
Total payables to others	$2,684	$2,251

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Financial Instruments

Refer to Note 1 within the footnotes to the consolidated financial statements contained within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of accounting policies related to the Company’s financial instruments & investments, loans and derivative financial instruments.

The Company’s financial instruments, which are held primarily in connection with the business activities of the Company’s MBS & Rates division (which are being discontinued in the second quarter of 2013), are recorded within the Consolidated Statements of Financial Condition at fair value.  ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the price that would be received upon the sale of an asset or paid upon the transfer of a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Instruments Owned/Securities Sold But Not Yet Purchased, at Fair Value — These financial instruments primarily consist of investments in fixed income securities, as well as holdings in equity securities.  The Company has no direct exposure to European sovereign debt.

Level 1 Cash Instruments

Level 1 cash instruments generally include U.S. government obligations and actively traded listed preferred stock and equity securities (if not subject to legal restriction on transfer).  These instruments are traded in active, quoted and highly liquid markets.

Level 2 Cash Instruments

Level 2 cash instruments generally include agency mortgage-backed securities, federal agency obligations, corporate debt, certain preferred stock, asset-backed and non-agency residential and commercial mortgage-backed securities and certain other debt obligations.  In addition, Level 2 cash instruments also include mortgage loans originated by ClearPoint for which the fair value option (“FVO”) has been elected.

In determining fair value for Level 2 financial instruments, management considers recent purchases or sales of the financial assets, benchmark securities and yields, discounted cash flow techniques, recently executed market transactions of comparable size, issuer spreads and bids/offers.  Fair value for ClearPoint’s loans is determined primarily based upon the prospective investor buy price.

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

Derivatives — These financial instruments primarily consist of TBAs, exchange traded futures and options contracts.  In addition, the prior-year period included ClearPoint forward sales and interest rate lock commitments (“IRLCs”).

TBAs:  The Company utilizes derivatives for trading strategies and economic hedging strategies.  The Company economically hedges certain of its mortgage-backed and U.S. government securities trading.  The Company also economically hedged the mortgage lending activities of ClearPoint (the activities of which have been discontinued in connection with the Homeward Transaction), through the use of TBAs and forward sale agreements.  A TBA is a forward mortgage-backed security whose collateral remains “to-be-announced” until just prior to the trade settlement.

Exchange traded futures and options contracts:  The Company utilized these financial instruments primarily for hedging strategies.  These contracts are traded in active quoted markets and therefore are also generally classified as Level 1.

IRLCs:  ClearPoint had entered into mortgage loan IRLCs in connection with its mortgage lending activities.  These activities have been wound down in connection with the Homeward Transaction.  At December 31, 2012, the fair value of the IRLCs were determined on an individual loan basis and are based on investor pricing tables stratified by product, note rate and term and considered the servicing release premium, expected loan origination fees and costs and loan pricing adjustments specific to each loan.  The Company also applied an estimated rate of

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

closure based on historical experience in determining the notional amount of the loans expected to be funded.  All of these factors combined results in the classification of the IRLCs as Level 3 at December 31, 2012.

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

Valuation Processes and Controls

At March 31, 2013, the Company’s sales and trading professionals in its MBS & Rates and Credit Products divisions (which will be discontinued in the second quarter of 2013) were responsible for pricing its financial instruments.  The Company employs an independent control process in order to validate these prices.  This control process, which involves both the Company’s risk management and finance personnel, is designed to ensure that the values used for financial reporting are based on observable inputs wherever possible.  In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

Fair value is generally determined through a variety of factors, such as recent purchases or sales of the financial assets, bids that were received, and various benchmarking techniques, including spread comparisons to other similar assets recently traded or spreads to other observable factors such as yield curves.  The Company’s independent control process includes leveraging pricing information obtained from external data providers to assess the reasonableness of its marks, generally for the Company’s most highly liquid financial instruments, as this data tends to be generally reliable for positions that are actively traded.  For the Company’s less liquid financial instruments, the Company’s independent control process includes comparing month-end marks to recent trading activity, benchmarking price changes to observable market indices, reviewing benchmarking techniques and analyzing external pricing data for trends.  These independent procedures are critical to ensuring the Company’s financial instruments are properly valued.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hierarchy

The following table summarizes the categorization of the financial instruments within the fair value hierarchy at March 31, 2013:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$462,940	$5	$462,945
Federal agency obligations	—	12,144	—	12,144
Corporate debt securities	—	1,156	—	1,156
Residential mortgage-backed securities	—	438	91	529
Equity securities	730	—	28	758
U.S. government obligations	25	—	—	25
Commercial mortgage-backed securities	—	—	18	18
Collateralized debt obligations	—	998	659	1,657
Total financial instruments owned, at fair value	755	477,676	801	479,232
Loans held for sale, ClearPoint, at fair value	—	7,693	—	7,693
Investments	—	—	21,597	21,597
Total	$755	$485,369	$22,398	$508,522

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Securities sold, but not yet purchased
U.S. government obligations	$20,034	$—	$—	$20,034
Corporate debt securities	—	39	—	39
Derivatives (1)	1,640	—	—	1,640
Total securities sold, but not yet purchased	$21,674	$39	$—	$21,713

(1)         Unrealized gains/(losses) relating to derivatives are reported in Financial instruments owned and Securities sold, but not yet purchased, at fair value in the Consolidated Statements of Financial Condition.

Included below is a discussion of the characteristics of certain of the Company’s Level 2 and Level 3 holdings at March 31, 2013.  Unless otherwise stated, fair value of Level 2 assets are determined based upon observable third party information including recent trading activity, broker quotes and other relevant market data as noted above.  Fair values for Level 3 assets are based predominantly on management’s own assumptions about the assumptions market participants would make.

Financial Instruments Classified as Level 2

The Company’s agency mortgage-backed securities positions classified as Level 2, of approximately $462.9 million, have a weighted average loan size of approximately $0.1 million paying interest of 4.4%, with a weighted average FICO score of 712.  This portfolio has a weighted average coupon remitting payment of 3.5% and has a weighted average annualized constant prepayment rate of approximately 8.2%.  Fair value is determined through a combination of matrix pricing as well as the information noted in the preceding paragraph.

The Company’s Level 2 federal agency obligations of approximately $12.1 million have a weighted average coupon of 2.2% and a weighted average maturity of 2022.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s Level 2 loans of approximately $7.7 million (unpaid principal of approximately $7.7 million), which are related to the mortgage lending activities of ClearPoint and for which the FVO has been elected, have a weighted average loan size of approximately $0.2 million and has a weighted average coupon remitting payment of 3.7%.  There are no unrealized gains or losses arising from fair value changes of these loans as of March 31, 2013 and there are no loans 90 days or more past due and no loans are in non-accrual status.  The loans are underwritten using standards prescribed by conventional mortgage lenders and loan buyers such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

The Company’s net holdings of corporate debt securities classified as Level 2 of approximately $1.1 million have a weighted average credit rating of BB, have a weighted average issuance year of 2010 and a weighted average maturity of 2030.

Financial Instruments Classified as Level 3

Investments — Quantitative Disclosure About Significant Unobservable Inputs

The Company’s investments of approximately $21.6 million classified as Level 3, includes the Company’s investment in FATV of approximately $17.3 million, which is comprised of 19 holdings primarily in 7 privately held companies.  Refer to Note 10 herein for additional information.

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	1.5x – 6.7x (5.9x)
	Discount applied to multiples	0.0% - 40.0% (27.0%)

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the FVO at December 31, 2012:

	Assets at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Financial instruments owned
Agency mortgage-backed securities	$—	$903,928	$1,110	$905,038
Loans	—	77,573	—	77,573
Federal agency obligations	—	46,021	—	46,021
Corporate debt securities	—	30,246	—	30,246
Residential mortgage-backed securities	—	23,077	149	23,226
Commercial mortgage-backed securities	—	4,880	18	4,898
Preferred stock	2,439	—	—	2,439
U.S. government obligations	1,996	100	—	2,096
Other debt obligations	—	2,074	—	2,074
Equity securities	675	—	28	703
Collateralized debt obligations	—	—	671	671
Derivatives	232	—	964	1,196
Total financial instruments owned, at fair value	5,342	1,087,899	2,940	1,096,181
Investments	—	—	20,478	20,478
Total	$5,342	$1,087,899	$23,418	$1,116,659

	Liabilities at Fair Value
(In thousands of dollars)	Level 1	Level 2	Level 3	Total
Securities sold, but not yet purchased
U.S. Government obligations	$128,504	$—	$—	$128,504
Corporate debt securities	—	2,520	—	2,520
Equity securities	2	—	—	2
Derivatives	1,704	—	—	1,704
Total financial liabilities, at fair value	$130,210	$2,520	$—	$132,730

The Company reviews its financial instrument classification on a quarterly basis.  As the observability and strength of valuation attributes change, reclassifications of certain financial assets or liabilities may occur between levels.  The Company’s policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3.  During the three months ended March 31, 2013 and March 31, 2012, there were no transfers between Levels 1 and 2.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended March 31, 2013:

(In thousands of dollars)	Balance at December 31, 2012	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3	Balance at March 31, 2013	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Agency mortgage-backed securities	$1,110	$(45)	$—	$(1,060)	$—	$—	$5	$—
Collateralized debt obligations	671	(12)	—	—	—	—	659	(12)
Residential mortgage-backed securities	149	4	—	(50)	(12)	—	91	—
Equities	28	—	—	—	—	—	28	—
Commercial mortgage-backed securities	18	—	—	—	—	—	18	—
Investments	20,478	172	947	—	—	—	21,597	188
Derivatives	964	—	—	—	(964)	—	—	—
Total	$23,418	$119	$947	$(1,110)	$(976)	$—	$22,398	$176

(1)         Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Operations.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended March 31, 2012:

(In thousands of dollars)	Balance at December 31, 2011	Total gains or (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3(2)	Balance at March 31, 2012	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date (1)
Commercial mortgage-backed securities	$38,154	$(3,505)	$14,845	$(20,163)	$(134)	$(1,347)	$27,850	$(3,019)
Residential mortgage-backed securities	18,419	(548)	26,529	(16,156)	(682)	(959)	26,603	(32)
Other debt obligations	192	3	3,254	(3,131)	—	—	318	(2)
Agency mortgage-backed securities	1,367	(68)	295	(1,232)	—	—	362	(60)
Collateralized debt obligations	647	(62)	—	—	—	—	585	(61)
Equities	112	(9)	—	—	—	—	103	(10)
Preferred stock	571	106	682	(1,359)	—	—	—	—
Investments	18,310	132	—	—	(2)	—	18,440	325
Derivatives	1,696	885	—	—	(1,696)	—	885	885
Total	$79,468	$(3,066)	$45,605	$(42,041)	$(2,514)	$(2,306)	$75,146	$(1,974)

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Derivatives

The Company utilizes derivatives for various economic hedging strategies to actively manage its market and liquidity exposures, principally in connection with the sales and trading activities of the Company’s MBS & Rates division (which are being discontinued in the second quarter of 2013).  In addition, ClearPoint entered into mortgage loan IRLCs in connection with its mortgage lending activities, which have been wound down in connection with the Homeward Transaction.  The following table summarizes the Company’s derivative instruments as of March 31, 2013 and December 30, 2012:

	March 31, 2013			December 31, 2012
(In thousands of dollars)	Number of Contracts	Notional	Fair Value	Number of Contracts	Notional	Fair Value
Purchase Contracts
TBA purchase agreements	—	$—	$—	19	$202,646	$54
IRLCs	—	—	—	512	100,079	964
Total	—	$—	$—	531	$302,725	$1,018
Sale Contracts
TBA sale agreements	6	$349,367	$1,640	27	$708,076	$(1,511)
Eurodollar futures contracts	—	—	—	268	268,000	(15)
Total	6	$349,367	$1,640	295	$976,076	$(1,526)

Total gains/(losses) related to continuing operations (excluding ClearPoint activities), which are recorded within Principal transactions within the Consolidated Statements of Operations, were $1.6 million and ($1.9) million, for the three months ended March 31, 2013 and 2012, respectively.

10.  Investments

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the accounting policies related to the Company’s investments included within the policy titled “Financial Instruments and Investments” and Note 8 herein for additional information regarding valuation techniques and inputs related to the Company’s investment in FATV.  The Company’s investment portfolio includes interests predominantly in privately held companies and private equity securities.  Fair value information regarding these investments has been aggregated and is presented below:

(In thousands of dollars)	March 31, 2013	December 31, 2012
Investment in FATV	$17,251	$17,110
Employee Investment Funds, net of Company’s ownership interest	1,249	1,218
Other investments	3,097	2,150
Total Investments	$21,597	$20,478

Investment gains and losses are comprised of the following:

	Three Months Ended March 31,
(In thousands of dollars)	2013	2012
Investments (realized and unrealized gains/(losses))	$172	$132

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has an investment in FATV of approximately $17.3 million and $17.1 million at March 31, 2013 and December 31, 2012, respectively.  FATV’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.   FA Technology Ventures Corporation, a wholly-owned subsidiary of the Company, is the investment advisor to FATV.  There are no material open commitments to fund this portfolio at March 31, 2013.  At March 31, 2013 and December 31, 2012, total Partnership capital for all investors in FATV equaled $71.5 million and $70.9 million, respectively.  The term of the Partnership was scheduled to end in July 2011, subject to extension by the vote of a majority of the limited partners, as provided in the limited partnership agreement applicable to the Partnership (the “Partnership Agreement”).  The term of the Partnership was extended pursuant to such provision and is now scheduled to terminate on July 19, 2013.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represented the Company’s maximum exposure to loss in the Partnership at March 31, 2013 and December 31, 2012.  The Company’s share of management fee income derived from the Partnership for the three months ended March 31, 2013 and 2012 was $0.2 million and $0.2 million, respectively.

The Employee Investment Funds (“EIF”) are limited liability companies established by the Company for the purpose of having select employees invest in private equity securities.  The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company has consolidated EIF resulting in approximately $1.2 million and $1.2 million of Investments and a corresponding Payable to others being recorded in the Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012, respectively.  Management fees are not material.

Other investments are investments in privately held companies.

11.  Business Combinations

Asset Purchase — RangeMark Financial Services

On November 7, 2012, a subsidiary of the Company acquired certain assets and assumed certain liabilities from RangeMark Financial Services, Inc. and certain of its affiliates and other parties (“RangeMark”).  RangeMark specializes in providing quantitative research, advanced analytics and customizing solutions for its clients.  The aggregate purchase consideration was $2.5 million, payable in four installments commencing September 30, 2013 through March 31, 2015.  The Company has the right to transfer ownership of software-related intellectual property assets back to RangeMark, and be released of its payment and other obligations.

This transaction has been accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.”  Goodwill of $1.2 million (all of which is expected to be deductible for tax purposes) is calculated as the purchase premium after adjusting for the fair value of net assets acquired and primarily represents the value attributable to the assembled workforce which is subsumed into the reported goodwill.  The following condensed statement of net assets acquired reflects the value assigned to RangeMarks’s net assets as of the acquisition date:

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

12.  Goodwill and Intangible Assets

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the accounting policy related to goodwill and intangible assets.

Goodwill

The Company has designated November 1st as its annual impairment testing date for the goodwill related to the acquisition of certain assets and assumption of certain liabilities of RangeMark.  The Company’s initial annual impairment testing date related to this goodwill is scheduled to be on November 1, 2013, absent a triggering event.  The following table sets forth the roll-forward of goodwill for the three months ended March 31, 2013.

(In thousands of dollars)
Goodwill — RangeMark acquisition
Balance at December 31, 2012	$1,212
Increases/(decreases)	—
Balance at March 31, 2013	$1,212

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

(In thousands of dollars)	March 31, 2013	December 31, 2012
Intangible assets (amortizable):
MBS & Rates segment — Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(476)	(463)
Net carrying amount	165	178
RangeMark — Intellectual Property
Gross carrying amount	1,050	1,050
Accumulated amortization	(87)	(35)
Net carrying amount	963	1,015
RangeMark — Trade Name
Gross carrying amount	480	480
Accumulated amortization	(20)	(8)
Net carrying amount	460	472
Credit Products segment - Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(795)	(768)
Net carrying amount	—	27
Investment Banking segment — Trade name
Gross carrying amount	4,066	4,066
Accumulated amortization	(1,103)	(1,057)
Net carrying amount	2,963	3,009
ClearPoint segment — Customer relationships
Gross carrying amount	803	803
Accumulated amortization	(216)	(201)
Impairment of intangible asset — February 22, 2013	(587)	—
Net carrying amount	—	602
Total Intangible assets	$4,551	$5,303

During the three months ended March 31, 2013, the Company fully impaired the ClearPoint customer relationship intangible asset of approximately $0.6 million in connection with the Homeward Transaction.  This impairment charge has been classified as part of discontinued operations.

Trademark assets are being amortized over 10 to 20 years and intellectual property is being amortized over 5 years.   Excluding the ClearPoint amortization and impairment charge discussed above, total amortization expense from continuing operations for the three months ended March 31, 2013 and 2012 was approximately $0.2 million and $0.1 million, respectively and is recorded within Other in the Consolidated Statements of Operations.

Future amortization expense is estimated as follows:

(In thousands of dollars)
2013 (remaining)	$371
2014	495
2015	495
2016	459
2017	406
Thereafter	2,325
Total	$4,551

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Office Equipment and Leasehold Improvements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the accounting policy related to office equipment and leasehold improvements.

Office equipment and leasehold improvements consist of the following:

(In thousands of dollars)	March 31, 2013	December 31, 2012
Communications and data processing equipment	$5,157	$5,149
Furniture and fixtures	2,681	3,334
Leasehold improvements	1,779	1,802
Software	770	850
Total	10,387	11,135
Less: accumulated depreciation and amortization	(5,880)	(5,824)
Total office equipment and leasehold improvements, net	$4,507	$5,311

In connection with the Homeward Transaction, office equipment and leasehold improvements with a net carrying value of approximately $0.4 million were sold to Homeward.  Depreciation and amortization expense from continuing operations for the three months ended March 31, 2013 and 2012 was $0.4 million and $0.5 million, respectively.

14.  Other Assets

Other assets consist of the following:

(In thousands of dollars)	March 31, 2013	December 31, 2012
Collateral deposits	$5,165	$5,165
Prepaid expenses	4,424	2,761
Other	419	1,104
Total other assets	$10,008	$9,030

15.  Secured Borrowings

ClearPoint was extended secured mortgage warehouse lines of credit in order to fund mortgage originations.  As of December 31, 2012, the outstanding borrowings under these credit facilities were approximately $64.9 million.  In connection with the Homeward Transaction, the Company entered into Consent and Wind-down Agreements in favor of the lenders to these credit facilities.  As of March 31, 2013, ClearPoint had no remaining exposure to these credit facilities.

ClearPoint Held for Sale Activities, including Transition Services

In addition, in connection with the Homeward Transaction, ClearPoint has agreed to provide transition services which include loan origination services in Massachusetts and Virginia.  These transition services were originally scheduled to expire on March 31, 2013, but were extended until April 30, 2013.  ClearPoint has arranged for a temporary credit facility in order to finance this origination activity.  Capacity under this credit facility is $10 million and the facility can either be terminated with five days written notice or otherwise expires on September 30, 2013.  ClearPoint’s loans held for sale as of March 31, 2013 of approximately $7.7 million, include approximately $4.3 million financed under this credit facility.  Homeward has indemnified ClearPoint from and against any losses suffered in connection with these activities, has provided a payment and performance guaranty of ClearPoint’s obligations to the lender of this facility and is obligated to reimburse ClearPoint for the costs of providing the loan origination services.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.  Commitments and Contingencies

Guarantees and Other Indemnifications Relating to Certain Contractual Obligations of ClearPoint

On February 14, 2013, the Company and certain of its affiliates, including ClearPoint, entered into an Asset Purchase Agreement (“Purchase Agreement”) in connection with the Homeward Transaction.  The Purchase Agreement, among other things, provides for customary termination and indemnification provisions.  With regards to the indemnification provisions, the Company is required to maintain an escrow account of $5.0 million for a three-year period following the closing date.  The Parent has also provided for a guarantee of ClearPoint’s indemnification obligations to Homeward, up to a maximum of $2.5 million.  If during the three-year period following the closing date, the payment of sums from the escrow amount is not permitted, indemnity claims of Homeward will be paid under the guaranty, up to a maximum of $7.5 million.  Any amounts paid under the guarantee will be released to the Company from the escrow amount on a dollar-for-dollar basis.  Indemnity claims of Homeward, if any, will be paid first from the escrow amount, and then, to the extent necessary, drawn upon the guaranty.

In addition, on February 14, 2013 and in connection with the Homeward Transaction, the Company, ClearPoint and lenders under ClearPoint’s credit facilities entered into Consent and Wind-down Agreements (“Consent and Wind-down Agreements”), pursuant to which separate limited guarantees entered into by the Parent on February 29, 2012 and amended March 15, 2012 with these lenders (“Curtailment Guaranties”) shall be deemed terminated upon the repayment of the outstanding obligations under these credit facilities.  ClearPoint has no remaining exposure to these credit facilities and the Curtailment Guaranties have terminated.

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

Future minimum annual lease payments, and sublease rental income as of March 31, 2013, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2013 (remaining)	$6,495	$896	$5,599
2014	6,922	860	6,062
2015	6,293	502	5,791
2016	5,850	—	5,850
2017	5,538	—	5,538
Thereafter	38,364	—	38,364
Total	$69,462	$2,258	$67,204

Rental expense from continuing operations, net of sublease rental income, for the three months ended March 31, 2013 and 2012 approximated $1.2 million and $1.0 million, respectively.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Litigation

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the accounting policy related to contingencies.

Due to the nature of the Company’s business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings and claims.  These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending and employment matters, and stockholder claims.  Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position.  These proceedings and claims typically involve associated legal costs incurred by the Company in connection with defending against these matters, which could be significant.  The Company has been in the past, and currently is, subject to a variety of claims and litigations arising from its business, most of which it considers to be routine.

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

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed primarily in connection with office leases totaling $4.9 million and $4.9 million at March 31, 2013 and December 31, 2012, respectively.  These agreements were all collateralized by cash which is included within Other assets within the Consolidated Statements of Financial Condition.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other

The Company, in the normal course of business, provides guarantees to third parties with respect to the obligations of certain of its subsidiaries. The majority of these arrangements, discussed below, are connected to the sales and trading activities of the Company’s MBS & Rates and Credit Products divisions, the activities of which are being discontinued in the second quarter of 2013.

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

The Company is required to maintain a deposit at the FICC in connection with the self-clearing activities associated with the Rates business (the activities of which are being discontinued in the second quarter of 2013).  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At March 31, 2013 and December 31, 2012, the Company had a deposit with the FICC of approximately $6.3 million and $8.8 million, respectively, which is recorded within Receivable from brokers, dealers and clearing organizations in the Company’s Consolidated Statements of Financial Condition.

In the ordinary course of business, ClearPoint indemnified counterparties, including under its loan sale and warehouse line agreements, against potential losses incurred by such parties in connection with particular arrangements.  A reserve for this exposure is included within Accrued expenses in the Consolidated Statements of Financial Condition.  Amounts reserved as of March 31, 2013 and December 31, 2012 are not material.  In connection with the Company’s acquisition of ClearPoint, the Company was previously indemnified for any such losses with respect to any loans presented to ClearPoint or originated on or prior to January 3, 2011.  This indemnification has since been terminated in connection with the Homeward Transaction.

17.  Stockholders’ Equity

Stock Repurchase

In February 2013, the Board of Directors of the Company renewed the Company’s share repurchase program and has authorized up to $10 million in repurchases of Company common stock through the date on which the Company publicly releases its results of operations for fiscal 2013.  No shares have been repurchased by the Company under this renewed program through the date of issuance of the accompanying consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.  Income Taxes

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the accounting policy related to income taxes.  During interim periods, the Company calculates and reports an estimated annual effective income tax rate pursuant to ASC 740-270, “Income Taxes — Interim Reporting.”

The Company provided for a full valuation allowance against the net operating losses generated during the three months ended March 31, 2013, resulting in no income tax benefit.  Income tax expense of $0.1 million is due to state franchise taxes and interest expense on uncertain tax positions.

The Company’s effective income tax rate from continuing operations for the three months ended March 31, 2012 was negative 28.6%, resulting in income tax expense of approximately $0.7 million.   The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to non-deductible discrete tax expense associated with stock compensation shortfalls, partially offset by a state and local income tax benefit.

19.  Stock-Based Compensation Plans

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the accounting policy related to stock-based compensation.

The Company recognized stock-based compensation expense related to its various employee and non-employee director stock-based incentive plans of approximately $1.1 million and $4.5 million for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, the Company granted approximately 1.5 million RSUs, with an average grant date fair value of $0.69 per RSU.

20.  Net Capital Requirements

Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the “Net Capital Rule”), as well as the Commodity Futures Trading Commission’s net capital requirements (“Regulation 1.16”), which require the maintenance of a minimum net capital.  Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities.  Based upon the activities of Gleacher Securities, its minimum requirement under Regulation 1.16 is the same as under the Net Capital Rule.  As of March 31, 2013, Gleacher Securities had net capital, as defined by both the Net Capital Rule and Regulation 1.16, of $80.1 million, which was $79.8 million in excess of the $0.25 million required minimum net capital.

Gleacher Partners, LLC is also subject to the Net Capital Rule.  Gleacher Partners, LLC has also elected to use the alternative method permitted by the rule.  As of March 31, 2013, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.8 million, which was $0.5 million in excess of the $0.25 million required minimum net capital.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

21.  Concentrations of Credit and Liquidity Risk

Risks Related to ClearPoint and Other Related Matters

ClearPoint was subject to liquidity risk concentrations, as ClearPoint relied on a limited number of investors to purchase its originated mortgage loans and only two lenders to finance these activities.  On February 14, 2013, the Company entered into the Homeward Transaction, an agreement to sell substantially all of ClearPoint’s assets to Homeward.  This transaction closed on February 22, 2013.  As a result, the Company is no longer subject to risk of liquidity concentrations of ClearPoint.

Risks Related to the Company’s Broker-Dealer Operations

Concentrations of credit risk can be affected by changes in political, industry, or economic factors.  The Company’s most significant industry credit concentration has been with financial institutions. These concentrations arise principally in connection with the Company’s MBS & Rates and Credit Products sales and trading activities (which are being discontinued in the second quarter of 2013).  Financial institutions include other brokers and dealers, commercial banks, finance companies, insurance companies and investment companies.  This concentration arises in the normal course of the Company’s brokerage, trading, financing, and underwriting activities.  To reduce the potential for concentration of risk, credit exposures are monitored in light of changing counterparty and market conditions.

The Company may also purchase securities that are individually significant positions within its inventory.  Should the Company find it necessary to sell such a security, it may not be able to realize the full carrying value of the security due to the significance of the position sold.

The majority of securities transactions of customers of the Company’s broker-dealer subsidiary, Gleacher Securities (the activities of which are being discontinued in the second quarter of 2013), are cleared through a third party under clearing agreement.  Under this agreement, transactions are deemed to be either receive versus payment, delivery versus payment or cash transactions.  In addition, the Company’s inventory is financed principally by its clearing broker and, to a lesser extent, through repurchase agreements.

Refer to Note 16 herein within the section labeled “Other” for additional information regarding credit risks of the Company.

22.  Fair Value of Financial Instruments

Substantially all of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short term nature, with the exception of subordinated debt.  Financial instruments recorded at carrying amounts approximating fair value consist largely of Receivables from and Payables to brokers, dealers and clearing organizations, related parties and others, Securities purchased under agreements to resell and Securities sold under agreements to repurchase.  The carrying value of the subordinated debt at March 31, 2013 and December 31, 2012 approximated fair value based on current rates available.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

23.  Restructuring

ClearPoint — Homeward Transaction

On February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint’s assets to Homeward.  This transaction closed on February 22, 2013, and all remaining business activities of ClearPoint have been substantially wound down.  Refer to Note 24 herein for additional information.

The following table summarizes the restructuring charges incurred by the Company for the three months ended March 31, 2013, which have been recorded as a component of discontinued operations:

Three Months Ended March 31,
(In thousands)	2013
Cash charges
Severance and other compensation	$1,263
Third party vendor contracts	99
Legal costs	431
Non-cash charges
Intangible asset impairment	587
Recognition of other deferred charges	448
Total Restructuring expense*	$2,828

*The Company does not expect to incur any additional material charges with respect to this restructuring.

The following table summarizes the changes in the Company’s liability related to this restructuring for the three months ended March 31, 2013:

(In thousands of dollars)
Balance — January 1, 2013	$—
Restructuring expense	2,828
Less: Non-cash charges	(1,035)
Payments for severance and other compensation	(1,236)
Payments for third party vendor contracts	(17)
Payments for legal costs	(269)
Restructuring reserve — March 31, 2013	$271

24.  Discontinued Operations

The Company has classified the results of ClearPoint as discontinued operations due to the sale of substantially all of ClearPoint’s assets to Homeward on February 22, 2013.  The Company recorded a loss of approximately $1.1 million on ClearPoint assets sold to Homeward.

Discontinued operations also include residual profits and losses related to the Equities division due to the Company’s decision to exit this business on August 22, 2011.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amounts reflected in the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, related to these discontinued operations are presented in the following table.

	March 31,
(In thousands of dollars)	2013		2012
Net revenues
ClearPoint	$4,408		$15,545
Equities division	76		37
Total net revenues	4,484		15,582
Total expenses (excluding interest expense)
ClearPoint	8,711		18,469
Equities division	81		(73)
Total expenses	8,792		18,396
Loss from discontinued operations before income taxes	(4,308	)*	(2,814)
Income tax expense/(benefit)	—		(1,162)
Loss from discontinued operations, net of taxes	$(4,308)		$(1,652)

* Included within the table above for the three months ended March 31, 2013 is (i) a ClearPoint restructuring charge of approximately $2.8 million and (ii) a loss of approximately $1.1 million on ClearPoint assets sold in the Homeward Transaction.

25.  Segment Analysis

As of March 31, 2013, the Company’s business model operated through the following three business segments:

•

Investment Banking — This division provides financial advisory and capital raising services in connection with mergers, acquisitions and other strategic matters. The division covers key industry verticals, including real estate, financial services, aerospace and defense, technology, media and telecom, paper and packaging, general industrial and financial sponsor coverage.

•

MBS & Rates — This division provides sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues are currently generated from spreads on principal transactions executed to facilitate trades for clients, including on a riskless principal basis. Revenues are also generated from changes in fair value and interest income on securities held in inventory. In addition, this division is integrating its advanced analytics and quantitative research capabilities through its platform acquired from RangeMark. The activities of the MBS & Rates division will be discontinued in the second quarter of 2013. Refer to Note 27 herein for additional information.

•

Credit Products — This division provides analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to clients. The division also provides trade execution services, liability management, corporate debt repurchase programs and new issue distributions. Revenues are generated primarily from spreads on riskless principal transactions, and to a lesser extent, principal trading and commissions on trades executed on behalf of clients. In addition, revenues are also generated on a smaller scale from interest income on securities held in inventory. The activities of the Credit Products division will be discontinued in the second quarter of 2013. Refer to Note 27 herein for additional information.

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

The results of ClearPoint have been reclassified as discontinued operations and are therefore no longer reported below.  In connection with this development,  any previously reported intangible asset amortization related ClearPoint and certain other ClearPoint related items, which were previously included within “Other,” have also been reclassified within discontinued operations.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information concerning operations in these reportable segments is as follows:

	Three Months Ended March 31,
(In thousands of dollars)	2013	2012
Net revenues
Investment Banking
Investment banking	$15,012	$4,533
Other revenue	20	—
Total Investment Banking	15,032	4,533
MBS & Rates
Sales and trading	(7,629)	8,004
Investment banking	161	237
Interest income	8,611	16,427
Interest expense	(1,812)	(4,337)
Other revenue	(53)	—
Total MBS & Rates	(722)	20,331
Credit Products
Sales and trading	10,821	19,638
Investment banking	—	1,908
Interest income	257	132
Interest expense	(71)	(99)
Other revenue	818	137
Total Credit Products	11,825	21,716
Total net revenues — Reportable segments	$26,135	$46,580
Other
Investment gains/(losses), net	172	132
Sales and trading	(10)	8
Interest income	98	202
Interest expense	(244)	(59)
Interest expense — Intersegment allocations	520	1,726
Other revenue	179	377
Total Other	715	2,386
Total net revenues	$26,850	$48,966

(Loss)/income from continuing operations before income taxes
Investment Banking	$3,345	$579
MBS & Rates	(8,254)	5,487
Credit Products	(417)	(688)
(Loss)/income from continuing operations before income before income taxes — Reportable segments	$(5,326)	$5,378

Other	(8,252)	(7,736)
Loss from continuing operations before income taxes	$(13,578)	$(2,358)

Information concerning the assets of these segments is as follows:

	March 31,	December 31,
(In thousands)	2013	2012
Total Assets
Investment Banking	$8,874	$15,907
MBS & Rates	528,227	1,026,987
Credit Products	13,636	40,952
Total assets — Reportable segments	550,737	1,083,846
Other(1)	113,299	197,455
Intersegment eliminations	(38,640)	(51,663)
Total assets	$625,396	$1,229,638

(1) Includes assets of ClearPoint of $19.1 million and $102.1 million at March 31, 2013 and December 31, 2012, respectively, now reported as discontinued operations.

Substantially all assets and operations are located in the United States.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s segments’ financial policies are the same as those described in Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

26.  Related Party Transactions

In connection with the Company’s acquisition of certain assets and assumption of certain liabilities of RangeMark on November 7, 2012, the Company agreed to pay to the selling parties (who are now current employees), $2.5 million of purchase consideration, payable in four installments commencing on September 30, 2013 through March 31, 2015.  The Company has the right to transfer ownership of software-related intellectual property assets back to RangeMark, and be released of its payment and other obligations.

During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax.  The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities, which is substantially collateralized by shares of its common stock held in an escrow account that was established at the closing of the Company’s acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations.  The Company does not believe, in any event, that the open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations.  The Company’s receivable for this indemnification claim at March 31, 2013 and December 31, 2012 was $1.5 million.

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

Details on the amounts receivable from or payable to related parties are below:

(In thousands of dollars)	March 31, 2013	December 31, 2012
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$1,474	$1,474
Payables to related parties
Former owners of RangeMark*	$2,390	$2,350
Former stockholders of Gleacher Partners, Inc.	594	594
Payables to related parties - total	$2,984	$2,944

* Represents the present value of the Company’s approximately $2.5 million obligation to the former owners of RangeMark.

27.  Subsequent Events

The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.  There were no events requiring disclosure, other than the matters below.

Exit of Fixed Income Businesses - MBS & Rates and Credit Products

On April 5, 2013, the Company’s Board of Directors approved a plan to discontinue operations in its MBS & Rates and Credit Products divisions.  The plan is expected to be completed by the end of the second quarter 2013.  Exiting these businesses, together with associated rightsizing of administrative and other support personnel, could impact up to approximately 160 employees.  The plan did not include the Company’s other business operations, principally Investment Banking.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company expects the total charge in connection with this plan will be between $15 million and $20 million.  Of the total charge, the Company estimates approximately $11 million to $16 million will result in future cash expenditures.  The major costs associated with the plan, and an estimate of each, are as follows:

•                  between $11 million and $13 million related to severance and other compensation costs; and

•                  between $4 million and $7 million in costs associated with third-party vendor contracts and other costs (excluding lease commitments).

The Company is currently evaluating its alternatives with respect to lease commitments, principally its headquarters in New York City, and is therefore unable to estimate a lease restructuring cost, if any, at this time.  The lease on the Company’s headquarters relates to 84,000 square feet of space with an average cost per square foot of $62 and expires April 30, 2025.  The Company’s plans with regards to this space are uncertain pending the change in the board of directors which will result from the 2013 Annual Stockholders Meeting to be held May 23.  If the Company determines to vacate some or all of this space, it could incur substantial lease restructuring expense, which it would seek to minimize through subleasing or other cost reduction measures.

Substantially all remaining financial instruments held by the MBS & Rates division have since been sold.  In connection with this wind down, estimated net trading losses of approximately $3.0 million to $4.0 million are expected to be recognized in the second quarter of 2013.  The results of the Company’s MBS & Rates and Credit Products divisions, including the restructuring costs mentioned above, will also be reported within discontinued operations in the second quarter 2013.

GLEACHER & COMPANY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains or incorporates by reference “forward-looking statements.” These statements are not historical facts but instead represent the Company’s belief or plans regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control.  The Company often, but not always, identifies forward-looking statements by using words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “target,” “expect,” “continuing,” “ongoing,” “believe” and “intend.”  The Company’s forward-looking statements are based on facts as the Company understands them at the time the Company makes any such statement as well as estimates and judgments based on these facts.  The Company’s forward-looking statements may turn out to be inaccurate for a variety of reasons, many of which are outside of its control.  Factors that could render the Company’s forward-looking statements subsequently inaccurate include the conditions of the securities markets, generally, and demand for the Company’s services within those markets, the risk of further credit rating downgrades of the U.S. government by major credit rating agencies, the impact of international and domestic sovereign debt uncertainties, the possibilities of localized or global economic recession and other risks and factors identified from time to time in the Company’s filings with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake to update any of its forward-looking statements.

The Company’s ability to generate revenue and continue operations subsequent to exiting its Fixed Income businesses (refer to “Recent Developments — Exit of Fixed Income Businesses” below) depends principally on its Investment Banking activity, and in particular, generating fees for advisory services.  Given the Company’s state, its ability to generate future Investment Banking revenues is currently uncertain.  Unless the Company is able to generate significant Investment Banking revenues, or develop new and profitable business lines, the Company will continue to operate at a loss.

Any forward-looking statement should be read and interpreted together with the information included under Part II, “Risk Factors” herein and with the Company’s filed document and other statements, including the following:

•	the description of its business contained under Item 1 “Business,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012,

•	the risk factors contained under Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012,

•	the discussion of its legal proceedings contained in this report under Part II, Item 1 “Legal Proceedings,”

•

the discussion and analysis of its financial condition and results of operations contained in this report under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

•	the discussion of market, credit, operational and other risks impacting its business contained in this report under Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk,”

•	the notes to the consolidated financial statements contained in this report contained in Part I, Item 1 “Financial Statements,” and

•	cautionary statements the Company makes in its public documents, reports and announcements.

Also, the Company’s board of directors will be largely reconstituted at the 2013 Annual Stockholders Meeting to be held May 23.  The directors elected at that meeting could subsequently make decisions that fundamentally change the Company.

As used herein, the terms “Company,” “Gleacher,” “we,” “us,” or “our,” refer to Gleacher & Company, Inc. and its subsidiaries.

Business Overview

Gleacher & Company, Inc. (“Gleacher” or the “Company”) is an independent investment bank that provides clients with strategic and financial advisory services, including merger and acquisition, restructuring, recapitalization, and strategic alternative analysis.

The Company also provided residential mortgage lending services through its subsidiary, ClearPoint Funding Inc. (“ClearPoint”).  On February 14, 2013, the Company entered into an agreement to sell substantially all of the assets of ClearPoint to Homeward Residential, Inc. (the “Homeward Transaction”).  This transaction closed on February 22, 2013, and substantially all remaining business activities of ClearPoint have been wound down.

On April 5, 2013, the Company’s Board of Directors approved a plan to discontinue operations in its MBS & Rates and Credit Products divisions.  The plan is expected to be completed by the end of the second quarter 2013.  Exiting these businesses, together with the associated rightsizing of administrative and other support personnel, could impact up to approximately 160 employees.  The results of these divisions will be reported within discontinued operations in the second quarter of 2013.  Refer to “Recent Developments — Exit of Fixed Income Businesses” below for additional information.

As of March 31, 2013, the Company operated through the following three business segments:

•

Investment Banking — This division provides financial advisory and capital raising services in connection with mergers, acquisitions and other strategic matters. The division covers key industry verticals, including real estate, financial services, aerospace and defense, technology, media and telecom, paper and packaging, general industrial and financial sponsor coverage.

•

MBS & Rates — This division provided sales, trading, research and advisory services on a wide range of mortgage and asset-backed securities, U.S. Treasury and government agency securities, structured products such as CLOs and CDOs, whole loans, and other securities. Revenues were generated from spreads on principal transactions executed to facilitate trades for clients, including on a riskless principal basis. Revenues were also generated from changes in fair value and interest income on securities held in inventory. In addition, this division was integrating its advanced analytics and quantitative research capabilities through its platform acquired from RangeMark Financial Services, Inc. (“RangeMark”). The activities of the MBS & Rates division will be discontinued in the second quarter of 2013.

•

Credit Products — This division provided analysis, sales and trading on a wide range of debt securities including bank debt and loans, investment grade debt, high-yield debt, treasuries, convertibles, distressed debt, preferred debt, emerging market debt and reorganization equities to clients. The division also provided trade execution services, liability management, corporate debt repurchase programs and new issue distributions. Revenues were generated primarily from spreads on riskless principal transactions, and to a lesser extent, principal trading and commissions on trades executed on behalf of clients. In addition, revenues were also generated on a smaller scale from interest income on securities held in inventory. The activities of the Credit Products division will be discontinued in the second quarter of 2013.

The Company also recognizes investment gains/(losses) and earns fees related to the Company’s investment in and management of FA Technology Ventures L.P. (“FATV” or the “Partnership”) a fund that holds investments in privately held companies.  The Company’s results also include expenses not directly associated with specific reportable segments, including goodwill impairment charges, costs related to corporate overhead and support, such as various fees associated with financing, legal and consulting expenses and amortization of certain intangible assets from business acquisitions not reported within discontinued operations.

Refer to Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional information regarding material opportunities, challenges and risks related to its business.

Recent Developments

Exit of Fixed Income Businesses

The Company has previously disclosed within Item 1 of its Annual Report on Form 10-K for the year ended December 31, 2012, various uncertainties that have adversely impacted counterparty relationships, employee turnover, and operating results.  These factors have impacted the overall stability of the Company’s platform, and have caused a significant decline in revenue for the first quarter of 2013.

Given these adverse developments, on April 5, 2013 the Company’s Board of Directors approved a plan to discontinue operations in its MBS & Rates and Credit Products divisions.  The plan is expected to be completed by the end of the second quarter 2013.  Exiting these businesses, together with associated rightsizing of administrative and other support personnel, could impact up to 160 employees.  The plan did not include the Company’s other business operations, principally Investment Banking.

The Company expects the total charge in connection with this plan will be approximately $15 million to $20 million.  Of the total charge, the Company estimates that between $11 million and $16 million will result in future cash expenditures.  The major costs associated with the plan, and an estimate of each, are as follows:

•                  between $11 million and $13 million related to severance and other compensation costs; and

•                  between $4 million and $7 million in costs associated with third-party vendor contracts and other costs (excluding lease commitments).

The Company is currently evaluating its alternatives with respect to lease commitments, principally its headquarters in New York City, and is therefore unable to estimate a lease restructuring cost, if any, at this time.  The lease on the Company’s headquarters relates to 84,000 square feet of space with an average cost per square foot of $62 and expires April 30, 2025.  The Company’s plans with regards to this space are uncertain pending the change in the board of directors, which will result from the 2013 Annual Stockholders Meeting to be held May 23.  If the Company determines to vacate some or all of this space, it could incur substantial lease restructuring expense, which it would seek to minimize through subleasing or other cost reduction measures.

Substantially all remaining financial instruments held by the MBS & Rates division have since been sold.  In connection with this wind down, estimated net trading losses of approximately $3.0 million to $4.0 million are expected to be recognized in the second quarter of 2013.  The results of the Company’s MBS & Rates and Credit Products divisions, including the restructuring costs mentioned above, will also be reported within discontinued operations in the second quarter of 2013.

Outlook

The Company’s ability to generate revenue and continue business operations subsequent to exiting its Fixed Income businesses depends principally on its Investment Banking activity, and in particular, generating fees for advisory services.  Given the Company’s state, its ability to generate future Investment Banking revenues is currently uncertain.  Unless the Company is able to generate significant Investment Banking revenues, or develop new and profitable business lines, the Company will continue to operate at a loss.

At the Company’s 2013 Annual Stockholders Meeting to be held May 23, the board of directors will be largely reconstituted.  The composition of the board at that time cannot be predicted with certainty, and consequently the Company’s strategic direction and operational initiatives are not known at this time.  Accordingly, the Company’s financial position at future dates and its results of operations for periods subsequent to the 2013 Annual Stockholders Meeting are highly uncertain.

Amendments to Company Bylaws

On April 30, 2013, the Company received a letter from MatlinPatterson FA Acquisition LLC, a stockholder of the Company (“MatlinPatterson”), enclosing the written consents of MatlinPatterson, Eric J. Gleacher, Eric J. Gleacher 2009 Grantor Retained Annuity Trust, Hudson Bay Capital Management LP, Moors & Mendon Master Fund LP, Burnham Financial Services Fund and Burnham Financial Industries Fund to amend the Company’s Amended and Restated Bylaws (the “Bylaws”). According to related correspondence, these stockholders owned as of April 30, 2013 in the aggregate a majority of the Company’s outstanding shares of common stock. The amendments provided for by the consents are summarized below:

Voting for Election of Directors:  Amendments to Sections 2.10 and 3.11 of the Bylaws change the voting standard for the election of directors.  As a result of this change, each director will be elected only by an affirmative vote of the holders of a majority of the votes cast for directors (regardless of whether such director receives more “for” votes than “against” votes).  Prior to this change, in a contested election, directors would be elected under a plurality voting standard, meaning that those nominees receiving the most votes (up to the number of positions to be filled) would be elected to the Board of Directors of the Company (the “Board”), and in an uncontested election, any candidate receiving more “for” votes than “against” votes would be elected.  In addition, the amendment also provides that any incumbent director who does not receive such affirmative vote must immediately tender his resignation, and the Board will consider whether to accept it.

Annual Meetings of Stockholders:  An amendment to Section 2.2 of the Bylaws provides that (a) there will be an annual meeting of stockholders on May 23, 2013 and (b) the annual meeting may not be adjourned without a vote of three-fourths of the directors present at a meeting of directors at which there is a quorum. The amendment also requires a vote of three-fourths of directors present at a meeting of directors at which there is a quorum to make any further changes to this section.

Action of Stockholders by Written Consent: An amendment to Section 2.11 of the Bylaws requires a vote of three-fourths of directors present at a meeting of directors at which there is a quorum to amend or repeal Section 2.11, which allows stockholders to act by written consent.

Special Meetings of the Board: An amendment to Section 3.6.3 of the Bylaws allows special meetings of the Board to be called by any two directors, in addition to the ways that a special meeting of directors could previously be called. The amendment also requires a vote of three-fourths of directors present at a meeting of directors at which there is a quorum to make any further changes to this section.

Amendment of Bylaws by Board: An amendment to Section 7.9(b) of the Bylaws, which allows the Board to amend the Bylaws, specifies that the Board may not amend the voting standard for the election of directors.

On May 9, 2013, the Company received the written consents of MatlinPatterson, Eric J. Gleacher, Eric J. Gleacher 2009 Grantor Retained Annuity Trust, Hudson Bay Capital Management LP, Moors & Mendon Master Fund LP, Burnham Financial Services Fund and Burnham Financial Industries Fund to further amend the Company’s Bylaws. This amendment further revised the voting standard for the election of directors set forth in Section 3.11 of the Bylaws to provide that each director will be elected only by an affirmative vote of a majority of the shares entitled to vote at a meeting and that are present in person or represented by proxy (but excluding, for purposes of determining the number of shares present in person or represented by proxy, any shares that are not voted in the election of directors “for” any nominees).

FINANCIAL OVERVIEW

The Company prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements are contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

	Three Months Ended March 31,
(In thousands of dollars)	2013	2012
Revenues:
Principal transactions	$(6,999)	$8,499
Commissions	10,181	19,151
Investment banking	15,173	6,678
Investment gains/(losses), net	172	132
Interest income	8,966	16,761
Fees and other	964	514
Total revenues	28,457	51,735
Interest expense	1,607	2,769
Net revenues	26,850	48,966
Expenses (excluding interest):
Compensation and benefits	29,115	39,392
Professional fees	3,227	3,556
Communications and data processing	3,147	3,252
Occupancy, depreciation and amortization	1,908	1,916
Clearing, settlement and brokerage	1,009	1,570
Business development	753	918
Other	1,269	720
Total expenses (excluding interest)	40,428	51,324
Loss from continuing operations before income taxes and discontinued operations	(13,578)	(2,358)
Income tax expense	85	674
Loss from continuing operations	(13,663)	(3,032)
Loss from discontinued operations, net of taxes (Refer to Note 24 contained in Part I, Item 1 of this Quarterly report on Form 10-Q)	(4,308)	(1,652)
Net loss	$(17,971)	$(4,684)

Three Months Ended March 31, 2013 and 2012

For the three months ended March 31, 2013, net revenues from continuing operations were $26.9 million, compared to $49.0 million for the three months ended March 31, 2012.  The 45.2% decrease in net revenues was due to decreases in net revenues in the MBS & Rates and Credit Products segments, partially offset by increased net revenues in the Investment Banking segment.  Non-interest expenses for the three months ended March 31, 2013 of $40.4 million decreased $10.9 million, or 21.2%, compared to $51.3 million for the three months ended March 31, 2012, primarily due to lower compensation expense attributable to lower net revenues for the three months ended March 31, 2013.

The Company reported a net loss from continuing operations of $13.7 million and $3.0 million for the three months ended March 31, 2013 and 2012, respectively.  Net loss per diluted share from continuing operations was $0.11 and $0.03 for the three months ended March 31, 2013 and 2012, respectively.  Loss from discontinued operations, net of taxes for the three months ended March 31, 2013 and 2012 were $4.3 million (or $0.04 per diluted share) and $1.7 million (or $0.01 per diluted share), respectively.

Net Revenues

For the three months ended March 31, 2013, net revenues from continuing operations were $26.9 million, compared to $49.0 million for the three months ended March 31, 2012.  Commissions and principal transactions revenues decreased $24.5 million, or 88.5%, to $3.2 million for the three months ended March 31, 2013 from $27.6 million for the three months ended March 31, 2012 due primarily to decreases of $15.6 million in the MBS & Rates segment and $8.8 million in the Credit Products segment.  Investment banking revenues increased $8.5 million, or 127.2%, to $15.2 million for the three months ended March 31, 2013 and is comprised of advisory fees of $14.7 million and capital markets fees of $0.5 million.  Investment gains/(losses), which represent the change in the value of the Company’s investment in FATV, were $0.2 million for the three months ended March 31, 2013, relatively flat in relation to investment gains for the three months ended March 31, 2012.  Net interest income of $7.4 million as of March 31, 2013, decreased $6.6 million compared to $14.0 million for the three months ended March 31, 2012.  This was primarily due to lower average inventory levels (see MBS & Rates discussion within “Segment Highlights” below).  Fees and other revenues of $1.0 million for the three months ended March 31, 2013 increased $0.5 million, which includes $0.4 million related to the clawback of certain stock-based compensation grants subject to non-competition provisions.

Non-Interest Expense

Non-interest expenses for the three months ended March 31, 2013 of $40.4 million decreased $10.9 million, or 21.2%, compared to $51.3 million for the three months ended March 31, 2012.

Compensation and benefits expense from continuing operations decreased $10.3 million, or 26.1%, to $29.1 million for the three months ended March 31, 2013.  These declines are primarily attributable to the declines in sales and trading revenues within the MBS & Rates and Credit Products divisions, as a significant portion of compensation within these divisions is variable.  However, the Company’s compensation and benefits expense as a percentage of net revenues from continuing operations was 108.4% for the three months ended March 31, 2013, adversely affected by trading losses in the MBS & Rates division (see MBS & Rates discussion within “Segment Highlights” below), as well as the ratio of fixed compensation costs firm-wide in relation to the reduced revenues.  Fixed compensation costs are expected to be reduced in connection with the Company’s previously mentioned restructuring, which is expected to impact up to 160 employees.

Professional fees of $3.2 million for the three months ended March 31, 2013 decreased by $0.4 million, or 9.3%, primarily due costs incurred in the prior-year period related to the Company’s asset management initiative, which were largely offset by increased legal fees incurred in connection with the previously mentioned recent developments (refer to Part I, Item 2 “Recent Developments — Exit of Fixed Income Businesses” above).

Communications and data processing expense of $3.1 million for the three months ended March 31, 2013 remained relatively unchanged compared to the three months ended March 31, 2012.

Occupancy and depreciation expense of $1.9 million for the three months ended March 31, 2013 remained relatively unchanged compared to the three months ended March 31, 2012.

Clearing, settlement and brokerage costs of $1.0 million for the three months ended March 31, 2013 decreased by $0.6 million, or 35.7%, compared to the prior year three months ended March 31, 2012.  The decrease was primarily due to lower trading volumes.

Business development expense of $0.8 million for the three months ended March 31, 2013 remained relatively unchanged compared to the three months ended March 31, 2012.

Other expenses of $1.3 million for the three months ended March 31, 2013 increased $0.6 million, or 76% compared to the three months ended March 31, 2012 and is attributable to a litigation settlement of $0.2 million, and other miscellaneous activity.

Income Taxes

The Company provided for a full valuation allowance against the net operating losses generated during the three months ended March 31, 2013, resulting in no income tax benefit.  Income tax expense of $0.1 million is due to state franchise taxes and interest expense on uncertain tax positions.

The Company’s effective income tax rate from continuing operations for the three months ended March 31, 2012 was negative 28.9%, resulting in income tax expense of approximately $0.7 million.   The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to non-deductible discrete tax expense associated with stock compensation shortfalls, partially offset by a state and local income tax benefit.

Discontinued Operations

The Company has classified the results of ClearPoint as discontinued operations due to the sale of substantially all of ClearPoint’s assets to Homeward Residential, Inc. (“Homeward”) on February 22, 2013.  The Company recorded a loss of approximately $1.1 million on ClearPoint assets sold to Homeward.  Discontinued operations also include residual profits and losses related to the Equities division due to the Company’s decision to exit this business on August 22, 2011.

Results of these discontinued operations are presented in the following table:

	March 31,
(In thousands of dollars)	2013		2012
Net revenues
ClearPoint	$4,408		$15,545
Equities division	76		37
Total net revenues	4,484		15,582
Total expenses (excluding interest expense)
ClearPoint	8,711		18,469
Equities division	81		(73)
Total expenses	8,792		18,396
Loss from discontinued operations before income taxes	(4,308	)*	(2,814)
Income tax expense/(benefit)	—		(1,162)
Loss from discontinued operations, net of taxes	$(4,308)		$(1,652)

* Included within the table above for the three months ended March 31, 2013 is (i) a ClearPoint restructuring charge of approximately $2.8 million and (ii) a loss of approximately $1.1 million on ClearPoint assets sold in the Homeward Transaction.

Segment Highlights

Three Months Ended March 31, 2013 and 2012

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

The results of ClearPoint have been reclassified as discontinued operations and are therefore no longer reported below.  In connection with this development, any previously reported intangible amortization related to ClearPoint and certain other ClearPoint related items, which were previously included within “Other,” has also been reclassified within discontinued operations.

Refer to Note 25 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for information on assets by segment.

Investment Banking

	Three Months Ended March 31,
(In thousands of dollars)	2013	2012	2013 vs. 2012
Net revenues
Investment banking	$15,012	$4,533	231.2%
Other	20	—	N/A
Total net revenues	$15,032	$4,533	231.2%

Operating expenses	11,687	3,954	195.6%
Pre-tax income	$3,345	$579	477.7%

Investment Banking Q1 2013 vs. Q1 2012

Net revenues of the Investment Banking segment were $15.0 million for the three months ended March 31, 2013, an improvement of $10.5 million compared to the three months ended March 31, 2012.  Net revenues for the three months ended March 31, 2013 were derived in large part from financial advisory fees on one investment banking engagement.  Net revenues were comprised of $14.7 million and $0.5 million of advisory and capital markets revenues, respectively, for the three months ended March 31, 2013 compared to $2.5 million and $2.0 million of advisory and capital markets revenues, respectively, for the three months ended March 31, 2012.

Operating expenses were $11.7 million for the three months ended March 31, 2013, an increase of $7.7 million compared to the three months ended March 31, 2012.  The increase was primarily due to higher compensation expense as a result of the increase in net revenues.  Pre-tax income for the three months ended March 31, 2013 was $3.3 million, compared to $0.6 million for the three months ended March 31, 2012.

MBS & Rates

	Three Months Ended March 31,
(In thousands of dollars)	2013	2012	2013 vs. 2012
Net revenues
Principal transactions	$(8,244)	$7,380	N/A
Commissions	615	624	(1.4)%
Investment banking	161	237	(32.1)%
Net interest	6,799	12,090	(43.8)%
Other	(53)	—	N/A
Total net revenues	$(722)	$20,331	N/A

Operating expenses	7,532	14,844	(49.3)%
Pre-tax (loss)/income	$(8,254)	$5,487	N/A

MBS & Rates Q1 2013 vs. Q1 2012

Net revenues of the MBS & Rates segment were ($0.7) million for the three months ended March 31, 2013, a decline of $21.1 million compared to the three months ended March 31, 2012.  The sales and trading losses recognized during the three months ended March 31, 2013 were largely attributable to the previously disclosed adverse developments, which resulted in a number of trading counterparties reducing or suspending trading activities with the Company.  In light of these developments, the division reduced the size of its balance sheet in the latter part of the quarter, suffering trading losses of approximately $5 million in connection these efforts (principal transactions are also adversely effected from losses stemming from prepayments on agency mortgage-backed securities positions).  In addition, the division recognized lower net interest income period-over-period due to the lower average inventory levels.

Operating expenses were $7.5 million for the three months ended March 31, 2013, a decline of $7.3 million compared to the three months ended March 31, 2012.  The decrease was primarily due to lower variable cash compensation expense due to the lower revenues.  Pre-tax (loss)/income for the three months ended March 31, 2013 was ($8.3) million, compared to $5.5 million for the three months ended March 31, 2012.

Substantially all remaining financial instruments held by this division have since been sold.  In connection with this wind down, estimated net trading losses of approximately $3.0 million to $4.0 million are expected to be recognized in the second quarter of 2013.  The results of the MBS & Rates division will also be reclassified as discontinued operations in the second quarter of 2013.

Credit Products

	Three Months Ended March 31,
(In thousands of dollars)	2013	2012	2013 vs. 2012
Net revenues
Principal transactions	$1,255	$1,111	13.0%
Commissions	9,566	18,527	(48.4)%
Investment banking	—	1,908	N/A
Net interest	186	33	463.6%
Other	818	137	497.1%
Total net revenues	$11,825	$21,716	(45.5)%

Operating expenses	12,242	22,404	(45.4)%
Pre-tax loss	$(417)	$(688)	(39.4)%

Credit Products Q1 2013 vs. Q1 2012

Net revenues of the Credit Products segment were $11.8 million for the three months ended March 31, 2013, a decline of $9.9 million compared to the three months ended March 31, 2012.  On February 20, 2013, the

Company confirmed the departure of approximately 20 professionals previously employed within this division.  These and other departures, as well as the previously disclosed adverse developments, had a materially adverse impact on the division’s sales and trading activities.

Operating expenses were $12.2 million for the three months ended March 31, 2013, a decrease of $10.2 million compared to the three months ended March 31, 2012.  The decrease is primarily due to lower variable cash compensation expense as a result of the lower revenues.  Pre-tax loss for the three months ended March 31, 2013 was $0.4 million, compared to $0.7 million for the three months ended March 31, 2012.

The results of the Credit Products division will be reclassified as discontinued operations in the second quarter of 2013.

Other

	Three Months Ended March 31,
(In thousands of dollars)	2013	2012	2013 vs. 2012
Net revenues
Principal transactions	$(10)	$8	N/A
Investment gains/(losses)	172	132	30.3%
Net interest	374	1,869	(80.0)%
Other	179	377	(52.5)%
Total net revenues	$715	$2,386	(70.0)%

Operating expenses	8,967	10,122	(11.4)%
Pre-tax loss	$(8,252)	$(7,736)	6.7%

Other Q1 2013 vs. Q1 2012

Net revenues were $0.7 million for the three months ended March 31, 2013, a decline of $1.7 million compared to the three months ended March 31, 2012.   The decline includes reduced cost of capital charges to the MBS & Rates division (which are eliminated within the consolidated results) due to lower average inventory levels.

Operating expenses were $9.0 million for the three months ended March 31, 2013, a decline of $1.1 million compared to the three months ended March 31, 2012.  The decrease was primarily a result of lower variable cash compensation expense accruals and reduced professional fees as the prior-year quarter included expenses related to the Company’s asset management initiative.  These reductions were partially offset by higher legal fees incurred in the current quarter, primarily related to the previously mentioned recent developments.  Pre-tax loss was $8.3 million for the three months ended March 31, 2013 compared to $7.7 million for the three months ended March 31, 2012.

Financial Condition

The Company’s financial instruments owned comprised approximately 77.8% and 89.1% of total assets at March 31, 2013 and December 31, 2012, respectively.  Financial instruments owned as of March 31, 2013 declined by approximately $617.0 million, compared to December 31, 2012.  Refer to Part I, Item 2 “Recent Developments — Exit of Fixed Income Businesses” above for additional information.

Financial instruments owned and securities sold, but not yet purchased consisted of the following:

	March 31, 2013		December 31, 2012
(In thousands of dollars)	Owned	Sold, but not yet Purchased	Owned	Sold, but not yet Purchased
Financial Instruments
Agency mortgage-backed securities	$462,945	$—	$905,038	$—
Loans	—	—	77,573	—
Federal agency obligations	12,144	—	46,021	—
Non-agency mortgage-backed securities	2,204	—	28,124	—
Corporate debt securities	1,784	39	30,246	2,520
U.S. government obligations	25	20,034	2,096	128,504
Preferred stock	—	—	2,439	—
Equities	130	—	703	2
Other debt obligations	—	—	2,745	—
Derivatives	—	1,640	1,196	1,704
Subtotal	479,232	21,713	1,096,181	132,730
Loans held for sale, ClearPoint, at fair value	7,693	—	—	—
Total financial instruments	$486,925	$21,713	$1,096,181	$132,730

Refer to the Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Note 8 within the footnotes to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with Accounting Standards Codification 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of the Company’s liquidity and capital resources highlights conditions which have changed since December 31, 2012 and should be read in conjunction with the Company’s discussion on Liquidity and Capital Resources within the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity is of paramount importance to the success of the Company’s operations.  The Company manages its liquidity by monitoring its funding and cash flow needs daily and measuring them against available cash levels in order to maintain available cash at its clearing agents so there is liquidity available for operations and for meeting financial obligations even under stressful market conditions.  The Company also maintains conservative leverage ratios and has generally held inventory that is traded in active markets.  The majority of the Company’s inventory is financed by its clearing broker and, to a lesser extent, through repurchase agreements.

Restructuring and Exit from Fixed Income Businesses

As previously mentioned, the Company had disclosed within its Annual Report on Form 10-K for the year ended December 31, 2012, various uncertainties that have impacted the Company’s counterparty relationships, employee turnover, and operating results.  These factors have impacted the overall stability of the Company’s platform, and have caused a significant decline in revenue for the first quarter of 2013.

On April 5, 2013, the Company’s Board of Directors approved a plan to discontinue operations in its MBS & Rates and Credit Products divisions.  The plan is expected to be completed by the end of the second quarter 2013.  Exiting these businesses, together with associated rightsizing of administrative and other support personnel, could impact up to approximately 160 employees.  The plan did not include the Company’s other business operations, principally Investment Banking.

The Company expects the total charge in connection with this plan will be approximately $15 million to $20 million.  Of that total charge, the Company estimates that between $11 million and $16 million will result in future cash expenditures.  The major costs associated with the plan, and an estimate of each, are as follows:

•                  between $11 million and $13 million related to severance and other compensation costs; and

•                  between $4 million and $7 million in costs associated with third-party vendor contracts and other costs (excluding lease commitments).

The Company is currently evaluating its alternatives with respect to its lease commitments, principally its headquarters in New York City, and is therefore unable to estimate a lease restructuring cost, if any, at this time. The lease on the Company’s headquarters relates to 84,000 square feet of space with an average cost per square foot of $62 and expires April 30, 2025.  The Company’s plans with regards to this space are uncertain pending the change in the board of directors which will result from the 2013 Annual Stockholders Meeting to be held May 23.  If the Company determines to vacate some or all of this space, it could incur substantial lease restructuring expense, which it would seek to minimize through subleasing or other cost reduction measures.

The Company will satisfy the obligations mentioned above from available cash on hand.

Liquidity Position

The Company’s cash position, as of March 31, 2013, was approximately $90.0 million, which included approximately $37.6 million of excess equity (funds that are readily available to the Company) held at the firm’s clearing broker and approximately $12.0 million of deposits at clearing organizations.

As of May 6, 2013, the Company’s cash position increased to approximately $105 million, excluding remaining financial instruments owned of approximately $6 million, which are fully paid for.  The increase resulted from the sale of financial instruments owned and the collection of related principal and interest.  These cash inflows were partially offset by ongoing operating expenses, restructuring costs of approximately $6.0 million associated with the plan to exit Fixed Income, and estimated net trading losses of approximately $3.0 million to $4.0 million recognized by the MBS & Rates division in connection with its wind down, subsequent to March 31st.

The majority of the cash and readily marketable securities are assets of Gleacher Securities, a regulated broker-dealer, which is subject to various laws and regulations including those that authorize regulatory bodies to monitor and/or restrict the flow of funds, in certain circumstances, to the parent holding company or any other affiliates.  Such regulations may prevent the Parent from withdrawing capital from Gleacher Securities when and as needed to conduct business activities or satisfy the obligations of the Parent and/or any of its subsidiaries.  The most restrictive of these regulations is FINRA Rule 4110(c)(2).  Under this rule, Gleacher Securities may not make an unsecured advance or loan, pay a dividend or otherwise effect a similar distribution to the Parent and/or its affiliates in any rolling 35-calendar-day period, on a net basis, in excess of 10% of Gleacher Securities’ excess “net capital,” as defined under Rule 15c3-1 of the Exchange Act, without prior written FINRA approval.  These capital withdrawal limitations do not limit Gleacher Securities from using its cash resources to manage its own capital needs.

ClearPoint and Related Matters

As previously mentioned, on February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint’s assets to Homeward.  The Homeward Transaction closed on February 22, 2013.  In connection with the Homeward Transaction, $5.0 million of cash held in the ClearPoint business was deposited into an escrow account for a three-year period following the closing date in order to satisfy indemnification claims of Homeward, if any.  The Parent has also guaranteed ClearPoint’s indemnification obligations to Homeward, up to a maximum of $2.5 million.  If during the three-year period following the closing date, the payment of sums from the escrow amount is not permitted, indemnity claims of Homeward will be paid under the guaranty, up to a maximum of $7.5 million.  Any amounts paid under the guaranty will be released to the Company from the escrow amount on a dollar-for-dollar basis.

In connection with the Homeward Transaction, the Company entered into Consent and Wind-down Agreements in favor of ClearPoint’s warehouse lenders.  As of March 31, 2013, ClearPoint had no remaining exposure to these credit facilities.  In addition, the separate limited guaranties entered into by the Parent on February 29, 2012 and amended as of March 15, 2012, with ClearPoint’s warehouse lenders (“Curtailment Guaranties”) were terminated.

In addition, ClearPoint has agreed to provide transition services to Homeward, which include loan origination services in Massachusetts and Virginia.  These transition services were originally scheduled to expire on March 31, 2013, but were extended until April 30, 2013.  ClearPoint has arranged for a temporary credit facility in order to finance this origination activity.  Capacity under this credit facility is $10 million and the facility can either be terminated with five days written notice or otherwise expires on September 30, 2013.  ClearPoint’s loans held for sale as of March 31, 2013 of approximately $7.7 million, include approximately $4.3 million financed under this credit facility.  Homeward has indemnified ClearPoint from and against any losses suffered in connection with these activities, has provided a payment and performance guaranty of ClearPoint’s obligations to the lender of this facility and is obligated to reimburse ClearPoint for the costs of providing the loan origination services.

Share Repurchase

In February 2013, the Board of Directors renewed the Company’s share repurchase program, authorizing up to $10 million in additional repurchases of Company common stock through the date on which the Company publicly releases its results of operations for fiscal 2013.  No shares have been repurchased since the renewal of this program.

Regulatory

As of March 31, 2013, each of the Company’s registered broker-dealer subsidiaries, Gleacher Securities and Gleacher Partners, were in compliance with the net capital requirements of FINRA and, in the case of Gleacher Securities, the NFA.  The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company.  As of March 31, 2013, Gleacher Securities had net capital of $80.1 million, which exceeded minimum net capital requirements of FINRA and the NFA by $79.8 million and Gleacher Partners had net capital of $0.8 million, which exceeded net capital requirements of FINRA by $0.5 million.

Derivatives

The Company has utilized derivatives for various economic hedging strategies to actively manage its market and liquidity exposures.  Refer to Note 9, within the footnotes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Legal Proceedings

From time to time, the Company and its subsidiaries are involved in legal proceedings or disputes (See Part I — Item 3, Legal Proceedings).

Due to the nature of the Company’s business, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings and claims.  These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending and employment matters and stockholder claims.  Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position.  These proceedings and claims typically involve associated legal costs incurred by the Company in connection with defending against these matters, which could be significant.  The Company has been in the past, and currently is, subject to a variety of claims and litigations arising from its business, most of which it considers to be routine.

Expenses associated with investigating and defending against legal proceedings can put a strain on the Company’s cash resources.  In addition, any fines, penalties, or damages assessed against the Company, could also impact materially the Company’s liquidity. The Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity.  Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries.  In the ordinary course of business, the Company and its subsidiaries receive inquiries and subpoenas from the SEC, FINRA, state regulators and other regulatory organizations.  The Company does not always know the purpose behind these communications or the status or target of any related investigation.  Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions, and in the Company and/or its subsidiaries being cited for regulatory deficiencies.  To date, none of these communications have had a material adverse effect on the Company’s business nor does the Company believe that any pending communications are likely to have such an effect.  Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company’s business.  In addition, the Company is also subject to claims by employees alleging discrimination, harassment or wrongful discharge, among other things, and seeking recoupment of compensation claimed (whether for cash or forfeited equity awards), and other damages.

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

OFF-BALANCE SHEET ARRANGEMENTS

Certain liabilities or commitments of the Company that are not recorded in the Company’s Consolidated Statements of Financial Condition as of March 31, 2013 are identified or described in the “Contractual Obligations” section which follows and within the footnotes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS

As previously mentioned, substantially all of ClearPoint’s mortgage loan origination activities have been wound down in connection with the Homeward Transaction.  As part of this transaction, $5.0 million of cash held in the ClearPoint business was deposited into an escrow account for a three-year period following the closing date in order to satisfy indemnification claims of Homeward, if any.  The Parent has also guaranteed ClearPoint’s indemnification obligations to Homeward, up to a maximum of $2.5 million.  If during the three-year period following the closing date, the payment of sums from the escrow amount is not permitted, indemnity claims of Homeward will be paid under the guaranty, up to a maximum of $7.5 million.  Any amounts paid under the guaranty will be released to the Company from the escrow amount on a dollar-for-dollar basis.

There were no other significant changes to the Company’s contractual obligations at March 31, 2013 since what was previously reported within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES

There are no material changes to the Company’s critical accounting policies from what was previously reported as of December 31, 2012.  For a full description of the Company’s critical accounting policies, refer to “Critical Accounting Policies” included within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 “Other Comprehensive Income — Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).  The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income.  This ASU seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  This guidance is effective prospectively for reporting periods beginning after December 15, 2012.  ASU 2013-02 is not applicable to the Company as it has no items reported as other comprehensive income.

In January 2013, the FASB issued ASU No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”).  The main objective of ASU 2013-01 is to address implementation issues about the scope of ASU No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires new disclosures about balance sheet offsetting and related arrangements.  For derivative financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to offsetting requirements but not offset in the balance sheet.  ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives, including embedded bifurcated derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with applicable accounting literature or subject to an enforceable master netting arrangement or similar agreement.  This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively.  This guidance does not amend the existing guidance on when it is appropriate to offset, and since these amended principles require only additional disclosures, the adoption of ASU 2011-11 did not affect the Company’s financial condition, results of operations or cash flows.

GLEACHER & COMPANY, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Unaudited)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For a full discussion of the Company’s market risk management processes and procedures, refer to Item 9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company’s exposure to market risk has been reduced in connection with the discontinuation of ClearPoint’s operations.  The Company’s exposure to market risk will be substantially reduced further in connection with its exit from its MBS & Rates and Credit Products businesses in the second quarter of 2013.

Market Risk

Market risk represents the risk of loss that may result from the potential change in the value of the Company’s trading or investment positions, or loans held for sale as a result of fluctuations in interest rates, prepayment speeds, credit spreads and equity prices, as well as changes in the implied volatility of interest rates and equity prices.  The Company’s exposure to market risk has primarily been related to securities transactions in its MBS & Rates division, and to a lesser extent, loans related to the residential mortgage lending activities of ClearPoint.

The Company has maintained inventory in agency mortgage-backed securities, debt securities issued by U.S. government and federal agency obligations, non-agency residential and commercial mortgage-backed securities, corporate debt, listed equities, preferred stock and certain other debt obligations.  In addition, the Company originated residential mortgage loans for resale through ClearPoint, now discontinued.  In order to mitigate exposure to market risk, the Company has entered into derivatives including the sale of TBAs and exchange traded treasury futures contracts, or by selling short U.S. government securities.

The following table categorizes the Company’s market risk sensitive financial instruments.

	Market Value (net)
(In thousands)	March 31, 2013	December 31, 2012
Trading risk
Interest rate	$464,277	$962,572
Equity	—	—
Foreign exchange	—	—
Commodity	—	—
Total trading risk	$464,277	$962,572
Other than trading risk
Equity	$22,355	$21,180
Interest rate	177	177
Foreign exchange	—	—
Commodity	—	—
Total other than trading risk	22,532	21,357
Total market value, net	$486,809	$983,929

Refer to Note 1 within the footnotes to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and Note 8 within the footnotes to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s accounting policy over valuation of these financial instruments and classification of such financial instruments in accordance with ASC 820.

The following is a discussion of the Company’s primary market risk exposures as of March 31, 2013, which will be substantially reduced in connection with the Company’s exit from its sales and trading businesses conducted by its MBS & Rates and Credit Products divisions.

Interest Rate Risk and Related Prepayment Risk

In connection with the Company’s sales and trading activities, the Company is exposed to interest rate risk arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve.  Interest rate risk exposure is a result of maintaining inventory positions (including originated residential mortgage loans) and trading in interest-rate-sensitive financial instruments.  These financial instruments include agency mortgage-backed securities, debt securities issued by U.S. Government and federal agency obligations, non-agency residential and commercial mortgage-backed securities, corporate debt, preferred stock, certain other debt obligations.

Prepayment risk arises from the possibility that the rate of principal repayment on mortgages will fluctuate, affecting the value of mortgage-backed securities.  Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans and turnover in housing ownership.  Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of the Company’s net interest income, the valuations of mortgage-backed securities in inventory and the effectiveness of its interest rate hedging.  Prepayments of mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are uncertain.  Prepayment experience also may be affected by the conditions in the housing and financial markets, including the Government Sponsored Entities buying back delinquent loans at par value, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities.  The purchase prices of mortgage-backed securities are generally based in part upon assumptions regarding the expected rates of prepayments.

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

The fair market value of securities exposed to interest rate and related prepayment risk included in the Company’s inventory at March 31, 2013 and December 31, 2012 was $457 million and $1.0 billion, respectively. Interest rate risk is measured as the potential loss in fair value resulting from a hypothetical one-half percent increase in interest rates across the yield curve, including its related effect on prepayment speeds. At March 31, 2013 and December 31, 2012, the potential change in fair value under this stress scenario was a loss of $1.1 million and $3.3 million, respectively.  Interest rates may increase more than the amount assumed above and consequently, the actual change in fair value may exceed the change computed above.

The following table shows a breakdown of the Company’s interest rate exposure on March 31, 2013 and December 31, 2012:

Market value change per one hundredth of one percent interest rate increase (In thousands of dollars)	March 31, 2013	December 31, 2012
U.S. government and federal agency obligations	$4	$22
Agency mortgage-backed securities	(24)	(58)
Non-agency mortgage-backed securities	—	(8)
Corporate debt securities	(1)	(19)
Preferred stock	—	(2)
Total	$(21)	$(65)
Average duration (years)	1.93	1.16

Credit Spread and Credit Rating Risk

The Company had actively made markets in various credit instruments, including corporate bonds (both high yield and investment grade), emerging market debt and structured securities (MBS/ABS/CMBS/CDO/CLO). As a consequence, the Company has been exposed to credit spread and credit rating changes in these markets.  Credit spread and credit rating risk results from changes in the level or volatility of credit spreads, either as a result of macro market conditions (e.g., risk aversion sentiment) or from idiosyncratic development of certain debt issuers or their sectors.

The Company believes the optimum strategy to manage credit spread and credit rating risk is high inventory turnover, thereby minimizing the amount of time during which it hold these types of securities, in some cases by arranging the sale before committing to the purchase.  Given this strategy, the Company maintains a low inventory level in these securities relative to the Company’s total securities owned.

The following tables show a breakdown of the Company’s exposure in these markets on March 31, 2013 and December 31, 2012:

Credit Sensitive Holdings Market Value as of March 31, 2013

(In thousands of dollars)	Non-agency mortgage- backed securities	Corporate debt securities	Preferred stock	Other debt obligations	Total
Investment grade	$7	$652	$—	$—	$659
Non-investment grade	540	465	—	1,657	2,662
Total	$547	$1,117	$—	$1,657	$3,321

Credit Sensitive Holdings Market Value as of December 31, 2012

(In thousands)	Non-agency mortgage- backed securities	Corporate debt securities, net	Preferred stock	Other debt obligations	Total
Investment grade	$7,927	$19,904	$1,150	$2,074	$31,055
Non-investment grade	20,197	7,822	1,289	671	29,979
Total	$28,124	$27,726	$2,439	$2,745	$61,034

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

The Company had no significant net long or short positions in marketable equity securities at March 31, 2013 and December 31, 2012.  The Company’s investment in FATV at March 31, 2013 and December 31, 2012 had a fair market value of $17.3 million and $17.1 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies.  This risk measure, for the Company’s investment in FATV amounted to $1.7 million at March 31, 2013 and $1.7 million at December 31, 2012.  Equity prices may increase more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

Counterparty Credit Risk

Counterparty credit risk is the risk of loss due to failure of the Company’s counterparty to meet its obligations. The Company has been engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks, and other financial institutions.  These activities are being discontinued in connection with the Company’s exit of its sales and trading businesses, which was announced on April 10, 2013.  In the event counterparties do not fulfill their obligations, the Company may be exposed to risk.  The risk of default has depended on the credit worthiness of the counterparty or issuer of the instrument.  In order to mitigate this risk, credit exposures have been monitored in light of changing counterparty and market conditions.

Agency and principal securities transactions with customers of the Company’s subsidiaries, other than the Rates business, have been cleared through a third party clearing agreement on a fully disclosed basis.  Under this agreement, transactions are deemed to be either receive versus payment, delivery versus payment or cash transactions.

In the normal course of business, Gleacher Securities has guaranteed certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates.  Gleacher Securities has also indemnified some clients against potential losses incurred in the event of non-performance by specified third-party service providers, including sub-custodians. The maximum potential amount of future payments that Gleacher Securities could be required to make under these indemnifications cannot be estimated.  However, Gleacher Securities has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future.  Therefore, the Company has not recorded any contingent liability in the consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for these indemnifications.

The Company has been required to maintain a deposit at the Fixed Income Clearing Corporation (the “FICC”) in connection with the self-clearing activities associated with the Rates business.  The size of the deposit is subject to change from time to time and is dependent upon the volume of business transacted.  At March 31, 2013 and December 31, 2012, the Company had a deposit with the FICC of approximately $6.3 million and $8.8 million, respectively, which is recorded within Receivable from brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Funding Risk

Liquidity risk is the risk that it takes longer or it is more costly than anticipated to sell inventory to raise cash due to adverse market conditions.  Funding liquidity risk is the risk that the Company is unable to meet margin calls or cash flow needs due to lack of cash or are unable to maintain leveraged positions due to margin calls or reduction in credit lines from lending counterparties.

Liquidity is of paramount importance to the Company’s success and operations.  Lack of liquidity tends to be the biggest contributor to the rapid failure of financial institutions.

Refer to Part I, Item 2 “Liquidity and Capital Resources” above for further information about the Company’s liquidity as of March 31, 2013 and December 31, 2012.

Leverage Ratios

Leverage increases the risks (and potential rewards) the Company takes.  To balance this risk/reward equation, the Company maintains adjusted target leverage ratios well below 10x, so that the risk from leveraging would still be manageable even in the event of market crisis.  The Company’s leverage ratio declined, due to the Company reducing the size of its balance sheet during the three months ended March 31, 2013.  Refer to Part I, Item 2 “Recent Developments — Exit of Fixed Income Businesses” above for additional information.

	March 31,	December 31,
(in thousands of dollars)	2013	2012

Total assets	$625,396	$1,229,638

Stockholders’ equity	$163,021	$180,995

Leverage ratio	3.8x	6.8x

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Recent developments have adversely affected the Company, and its business operations remain highly uncertain.

The Company’s ability to generate revenue and continue business operations subsequent to exiting its Fixed Income businesses depends principally on its Investment Banking activity, and in particular, generating fees for advisory services.  Given the Company’s state, its ability to generate future Investment Banking revenues is highly uncertain.  We cannot predict when, or if, we will be able to generate future revenues and therefore reduce or reverse declines in revenues and associated losses.  We do not expect to obtain any visibility into these matters until at least our Annual Stockholders Meeting to be held May 23, 2013, at which time our board of directors will be substantially reconstituted.  The directors elected at that meeting could subsequently make decisions that fundamentally change the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

(a)         Exhibits

Exhibit Number	Description

3.1*	Amended and Restated Bylaws of Gleacher & Company, Inc., effective May 9, 2013.

10.1*	Asset Purchase Agreement, dated as of February 14, 2013, by and among ClearPoint Funding, Inc., Descap Mortgage Funding, LLC, Gleacher & Company, Inc. and Homeward Residential, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32*	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101

The following financial statements from the quarterly report on Form 10-Q of Gleacher & Company, Inc. are attached to this report formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended March 31, 2013 and March 31, 2012, (ii) the Consolidated Statements of Financial Condition at March 31, 2013 and December 31, 2012 (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gleacher & Company, Inc.
(Registrant)

Date:	May 10, 2013	/s/ Thomas J. Hughes
Thomas J. Hughes
Chief Executive Officer

Date:	May 10, 2013	/s/ Bryan J. Edmiston
Bryan J. Edmiston
Controller
(Principal Accounting Officer)