Form 10-Q
period 2013-06-30
GLEACHER & COMPANY, INC.
filed 2013-08-09
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

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

6,203,364 shares of Common Stock were outstanding as of the close of business on July 31, 2013

GLEACHER & COMPANY, INC. AND SUBSIDIARIES

FORM 10-Q

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Part I — Financial Information

Item 1.  Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars, except for per share amounts)	2013	2012	2013	2012
Revenues:
Investment losses, net	$(601)	$(139)	$(429)	$(7)
Fees and other	102	63	125	616
Total revenues	(499)	(76)	(304)	609
Expenses:
Compensation and benefits	2,117	3,247	4,640	6,180
Professional fees	3,088	3,050	5,598	5,348
Communications and data processing	288	522	694	1,045
Occupancy, depreciation and amortization	458	399	765	774
Other	409	885	1,203	1,547
Total expenses	6,360	8,103	12,900	14,894
Loss from continuing operations before income taxes and discontinued operations	(6,859)	(8,179)	(13,204)	(14,285)
Income tax expense	69	27,286	154	24,970
Loss from continuing operations	(6,928)	(35,465)	(13,358)	(39,255)
Loss from discontinued operations, net of taxes (Refer to Note 21)	(54,567)	(23,508)	(66,108)	(24,402)
Net loss	$(61,495)	$(58,973)	$(79,466)	$(63,657)

Per share data:
Basic loss per share
Continuing operations	$(1.13)	$(5.93)	(2.21)	$(6.59)
Discontinued operations	(8.89)	(3.93)	(10.92)	(4.09)
Net loss per share	$(10.02)	$(9.86)	$(13.13)	$(10.68)
Diluted loss per share
Continuing operations	$(1.13)	$(5.93)	(2.21)	$(6.59)
Discontinued operations	(8.89)	(3.93)	(10.92)	(4.09)
Net loss per share	$(10.02)	$(9.86)	$(13.13)	$(10.68)

Weighted average shares of common stock:
Basic	6,136	5,978	6,056	5,959
Diluted	6,136	5,978	6,056	5,959

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
(In thousands of dollars, except for share and per share amounts)	2013	2012

Assets
Cash and cash equivalents	$88,498	$44,868
Cash and securities segregated for regulatory and other purposes	6,000	13,000
Receivables from:
Brokers, dealers and clearing organizations	9,249	12,824
Related parties	1,500	1,474
Others	2,407	12,563
Financial instruments owned, at fair value (includes financial instruments pledged of $0 and $1,095,431 at June 30, 2013 and December 31, 2012, respectively)	867	1,096,181
Investments	20,995	20,478
Office equipment and leasehold improvements, net	772	5,311
Goodwill	—	1,212
Intangible assets	—	5,303
Income taxes receivable	4,418	7,394
Deferred tax assets, net	—	—
Other assets	9,184	9,030
Total Assets	$143,890	$1,229,638

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing organizations	$—	$638,009
Related parties	1,163	2,944
Others	1,662	2,251
Securities sold under agreements to repurchase	—	159,386
Securities sold, but not yet purchased, at fair value	—	132,730
Secured borrowings, ClearPoint	—	64,908
Accrued compensation	2,116	34,199
Restructuring reserve (Refer to Note 20)	23,642	—
Accounts payable and accrued expenses	6,089	9,866
Income taxes payable	3,896	3,755
Subordinated debt	409	595
Total Liabilities	38,977	1,048,643

Commitments and Contingencies (Refer to Note 15)

Stockholders’ Equity
Common stock; $.01 par value; authorized 10,000,000 shares, issued 6,688,387 and 6,688,387 shares; and outstanding 6,158,340 and 6,221,959 shares, at June 30, 2013 and December 31, 2012, respectively	1,337	1,337
Additional paid-in capital	457,540	453,938
Deferred compensation	101	124
Accumulated deficit	(343,043)	(263,577)
Treasury stock, at cost (530,047 shares and 466,428 shares, at June 30, 2013 and December 31, 2012, respectively)	(11,022)	(10,827)
Total Stockholders’ Equity	104,913	180,995
Total Liabilities and Stockholders’ Equity	$143,890	$1,229,638

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands of dollars)	2013	2012
Cash flows from operating activities:
Net loss	$(79,466)	$(63,657)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock-based compensation	5,817	4,495
Impairment of goodwill and intangible assets	3,969	21,096
Impairment of fixed assets — restructuring	3,475	—
Depreciation of fixed assets and amortization of leasehold improvements	623	971
Clawback of stock-based compensation awards subject to non-competition provisions	(397)	(1,579)
Investment losses, net	429	7
Amortization of intangible assets	196	247
Deferred income taxes	—	26,704
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory and other purposes	7,000	8,462
Securities purchased under agreements to resell	—	(356,513)
Net receivable/payable from/to brokers, dealers and clearing organizations	(634,434)	(580,588)
Net receivable/payable from/to related parties	569	(4,387)
Net receivable from others	9,567	376
Financial instruments owned, at fair value	1,096,259	791,110
Income taxes receivable/payable, net	3,117	6,884
Other assets	(164)	(39)
Securities sold under agreements to repurchase	(159,386)	426,726
Securities sold, but not yet purchased, at fair value	(132,730)	(74,663)
Restructuring reserve (Refer to Note 20)	23,642	—
Accounts payable and accrued expenses	(3,788)	(3,491)
Accrued compensation	(32,083)	(10,734)
Drafts payable	11	1,065
Net cash provided by operating activities	112,226	192,492
Cash flows from investing activities:
Payment to former stockholders of Gleacher Partners, Inc. (Refer to Note 23)	—	(4,373)
Purchase of investments	(947)	(800)
ClearPoint sale - net payment to Homeward Residential, Inc.	(510)	—
Purchases of office equipment and leasehold improvements	(11)	(400)
Net cash used in investing activities	(1,468)	(5,573)
Cash flows from financing activities:
Proceeds from secured borrowings	185,381	859,125
Repayments of secured borrowings	(250,289)	(1,026,019)
Purchases of treasury stock	—	(1,151)
Payment for employee tax withholdings on stock-based compensation	(2,034)	(2,615)
Repayment of subordinated debt	(186)	(206)
Excess tax benefits related to stock-based compensation	—	8
Net cash used in financing activities	(67,128)	(170,858)
Increase in cash and cash equivalents	43,630	16,061
Cash and cash equivalents at beginning of the period	44,868	36,672
Cash and cash equivalents at the end of the period	$88,498	$52,733

NON CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2013 and 2012, the Company issued approximately 10,000 and 345,000 shares out of treasury stock, net of forfeitures, respectively, for stock-based compensation exercises and vesting.

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

Organization and Nature of Business

Gleacher & Company, Inc. (the “Parent” and together with its subsidiaries, the “Company”) is incorporated under the laws of the State of Delaware.  The Company’s common stock is traded on The NASDAQ Global Market (“NASDAQ”) under the symbol “GLCH.”

The Company historically has operated an investment banking business, predominately fixed-income sales and trading and financial advisory services, through three principal business units:  Investment Banking, MBS & Rates and Credit Products.  The Company also engaged in residential mortgage lending operations through ClearPoint Funding, Inc. (“ClearPoint”) until this business was discontinued, and the business sold to Homeward Residential, Inc. (“Homeward”), in February 2013 (the “Homeward Transaction”).

The Company has disclosed, in previous filings with the U.S. Securities and Exchange Commission (the “SEC”), various uncertainties that had adversely impacted counterparty relationships, employee turnover and operating results.  Those factors impacted the overall stability of the Company’s platform.  During the three months ended June 30, 2013, the Company’s Board of Directors approved plans to discontinue operations in its MBS & Rates (including RangeMark Financial Services (“RangeMark”)) and Credit Products divisions (together, “Fixed Income” or the “Fixed Income businesses”) as well as, later in the quarter, its Investment Banking division.  As a result of the exits from these businesses, the Company now has no meaningful revenue-producing operations.  Exiting these businesses impacted approximately 150 employees.  As of August 8, 2013, the Company had approximately 20 employees.  Refer to Notes 20 and 21 herein for additional information.

The Company is evaluating several strategic alternatives in order to preserve and maximize stockholder value.  These include:

•                  pursuing a strategic transaction with a third party, such as a merger or sale of the Company;

•                  reinvesting the Company’s liquid assets in favorable opportunities; and

•                  continuing the wind-down of the Company’s remaining operations and making a distribution of proceeds to stockholders.

The Company does not believe that discontinuing the businesses referenced above will have a significant near-term impact on its liquidity.  The Company’s liquidity needs will depend to a large extent on decisions it makes regarding the alternatives described above and its future business operations, generally.  The Company’s available liquidity, which consists primarily of cash, is currently anticipated to be sufficient to meet its ongoing financial obligations for a reasonable period of time.

On May 31, 2013, the Board of Directors appointed Christopher J. Kearns of Capstone Advisory Group, LLC (“Capstone”) as the Company’s Chief Restructuring Officer and Chief Executive Officer.  In this capacity, Mr. Kearns serves as the Company’s principal executive officer.  The Company also entered into an agreement with Capstone and Mr. Kearns, pursuant to which Capstone is providing a number of services to the Company, including:

•                  evaluating and implementing, subject to the approval of the Company’s Board of Directors, the chosen course of action to preserve asset value and maximize recoveries to stockholders under the circumstances;

•                  overseeing the operations of the Company through execution of the selected course of action;

•                  ascertaining personnel and potential funding required and key steps to effectuate the selected course of action; and

•                  soliciting and evaluating expressions of interest in certain assets of the Company and effectuating such sales where appropriate and practical under the circumstances.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Developments

Board of Director Nominations

On May 23, 2013, the Company announced that five individuals, Messrs. Mark R. Patterson, Christopher R. Pechock, Jamie Lifton, Keith B. Hall and Marshall Cohen, were nominated by MatlinPatterson for election to the Board of Directors of the Company at the Company’s 2013 Annual Meeting of Stockholders.  Each of these nominees was elected for a term of one year.

Employment Terminations — Former Chief Executive Officer and Chief Operating Officer

Effective May 24, 2013, the employment of Thomas J. Hughes, Chief Executive Officer of the Company, was terminated.  In addition, effective May 24, 2013, the employment of John Griff, Chief Operating Officer of the Company, was terminated.

Reverse Stock Split / NASDAQ Compliance

On May 30, 2013, the Company implemented a reverse stock split of its shares of common stock at a ratio of 1-for-20.  As a consequence of the reverse stock split, every 20 shares of the Company’s outstanding common stock were combined into one share, without any change to the par value per share. In part as a result of this reverse stock split, the Company regained compliance with the listing standards on the NASDAQ Global Market.

All share and share-related information herein has been adjusted, to the extent necessary, to reflect this reverse stock split.

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

The accompanying consolidated financial statements are presented in accordance with the SEC requirements for Quarterly Reports on Form 10-Q and are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  Reference should be made to the Company’s audited consolidated financial statements and notes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information, including a summary of the Company’s significant accounting policies.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current year presentation with no impact to previously reported net loss or stockholders’ equity.  This includes the prior period results of the Investment Banking, MBS & Rates and Credit Products divisions, which are now being reported as discontinued operations, as well as the results of ClearPoint, which was discontinued in the first quarter of 2013.  Refer to Notes 20 and 21 herein for additional information.  Certain items which have previously been reported within the Company’s Other segment have been reclassified as discontinued operations, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands of dollars)	2013		2012	2013		2012
Items reclassified as discontinued operations
Revenues
Interest income — Intersegment allocation	$—		$1,521	$778		$3,454
Expenses
Compensation expense	867		2,206	2,387		4,234
Professional fees	(206)		301	182		1,158
Occupancy expense	837		364	1,428		643
Goodwill impairment	—	(1)	21,096	—	(1)	21,096
Communications and data processing	173		124	338		358
Other	121		225	278		459
Total expenses:	1,792		24,316	4,613		27,948

Expenses, net of revenues	$1,792		$22,795	$3,835		$24,494

(1)  Impairment of intangible assets of $3.3 million and $3.9 million for the three and six months ended June 30, 2013, recognized in connection with the Company’s exits from Investment Banking, Fixed Income and ClearPoint is recorded as restructuring expense and included within discontinued operations (Note 20 and Note 21).

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-07 “Presentation of Financial Statements (Topic 205)” (“ASU 2013-07”).  The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent.  Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  ASU 2013-07 requires financial statements prepared using the liquidation basis of accounting to present relevant information about the entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The entity should include in its presentation of assets any items it had not previously recognized under GAAP but that it expects to either sell in liquidation or use in settling liabilities.  An entity should recognize and measure its liabilities in accordance with GAAP that otherwise applies to those liabilities.  The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditor(s).  The entity is also required to accrue and separately present the costs that it expects to incur and the income it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities.  ASU 2013-07 also requires disclosure about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected during of the liquidation process.  This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adoption of ASU 2013-07 did not affect the Company’s financial statements, as liquidation is not imminent.  Refer to “Organization and Nature of Business” above, for additional information.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02 “Other Comprehensive Income — Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).  The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income.  This ASU seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  This guidance is effective prospectively for reporting periods beginning after December 15, 2012.  ASU 2013-02 is not applicable to the Company as it has no items reported as other comprehensive income.

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

2.   (Loss)/Earnings Per Common Share

The Company calculates basic and diluted (loss)/earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic (loss)/earnings per share is computed based upon weighted-average shares outstanding during the period.  Dilutive (loss)/earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.  The weighted-average shares outstanding were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of shares)	2013	2012	2013	2012
Weighted average shares for basic loss per share	6,136	5,978	6,056	5,959
Effect of dilutive common share equivalents	—	—	—	—
Weighted average shares and dilutive common share equivalents for dilutive loss per share	6,136	5,978	6,056	5,959

GAAP requires the exclusion of certain potentially dilutive securities when an entity reports a net loss, so that the calculated earnings per share are a more conservative (greater) loss per share.  The Company was in a net loss position for the three and six months ended June 30, 2013 and 2012.  Therefore, for the purposes of computing dilutive loss per share for the three and six months ended June 30, 2013 and 2012, the Company excluded approximately 456,000 and 474,000, respectively, of shares underlying stock options, 46,000 and 458,000, respectively, of shares of restricted stock, and 25,000 and 201,000, respectively, of shares underlying restricted stock units (“RSUs”).

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Cash and Cash Equivalents

The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  At June 30, 2013 and December 31, 2012, cash equivalents were approximately $3.3 million and $3.1 million, respectively.  Cash and cash equivalents of approximately $66.1 million and $21.8 million at June 30, 2013 and December 31, 2012, respectively, were held at one financial institution.

4.   Cash and Securities Segregated for Regulatory and Other Purposes

The Company self-cleared its trading activities in U.S. government securities (the “Rates business”) and was therefore subject to the Customer Protection rules under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These activities were discontinued during the three months ended June 30, 2013.  At June 30, 2013 and December 31, 2012, the Company segregated cash of $1.0 million and $1.0 million, respectively, in a special reserve bank account for the exclusive benefit of customers pertaining to the previous activities of the Company’s Rates business and items related to when the Company was previously conducting self-clearing in prior years, including outstanding checks issued to customers and vendors, and other miscellaneous items.

In addition, cash and securities segregated for regulatory and other purposes at June 30, 2013 include $5.0 million of cash deposited into an escrow account by ClearPoint in connection with the Homeward Transaction.   Refer to Note 15 herein for additional information.  Cash segregated at December 31, 2012 includes $12.0 million of cash on deposit with ClearPoint’s warehouse lenders in connection with ClearPoint’s loan origination activities, now discontinued.

5.   Resale and Repurchase Agreements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of accounting policies related to the Company’s resale and repurchase agreements.

In connection with the discontinuation of the Company’s operations with the MBS & Rates segment, there were no outstanding resale and repurchase agreements at June 30, 2013.  At December 31, 2012, the fair value of financial instruments held as collateral by the Company that it was permitted to deliver or repledge in connection with resale agreements was approximately $137.9 million, substantially all of which was repledged in the form of repurchase agreements at December 31, 2012.

The following table below presents the gross and net information about the Company’s resale and repurchase agreements that are offset in the financial statements:

		June 30, 2013			December 31, 2012
(in thousands of dollars) Asset / Liability	Collateral Type	Gross Amounts	Netting	Net Amounts	Gross Amounts	Netting	Net Amounts

Resale agreements	U.S. government and federal agency obligations	$—	$—	$—	$238,014	$(238,014)	$—

Repurchase agreements	U.S. government and federal agency obligations	$—	$—	$—	$397,400	$(238,014)	$159,386

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide detail on the maturity composition of the outstanding repurchase agreements at December 31, 2012 (there were no outstanding repurchase agreements at June 30, 2013):

	December 31, 2012
(In thousands of dollars)	Overnight	< 30 days	30-90 days	> 90 days	On Demand	Total, net
Collateral Type
U.S. government and federal agency obligations	$106,991	$50,052	$—	$—	$2,343	$159,386

6.   Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consists of the following:

(In thousands of dollars)	June 30, 2013	December 31, 2012
Deposits with clearing organizations	$7,056	$9,566
Receivable from clearing organizations	2,193	2,001
Receivable for unsettled trading activities	—	237
Underwriting and syndicate fees receivable	—	1,020
Total receivables	$9,249	$12,824
Payable to clearing organizations	—	638,009
Payable for unsettled trading activities	—	—
Total payables	$—	$638,009

Included within deposits with clearing organizations at June 30, 2013 and December 31, 2012 is a deposit with the Fixed Income Clearing Corporation (“FICC”) of approximately $6.3 million and $8.8 million, respectively, related to the Company’s self clearing activities associated with the Rates business.  Deposits with clearing organizations will be returned to the Company if the memberships with the clearing organizations are terminated.

Payable to clearing organizations at December 31, 2012 included approximately $35.5 million of excess equity (funds that are readily available to the Company) held at the Company’s principal clearing broker.

Prior to the discontinuation of the Company’s Fixed Income businesses during the three months ended June 30, 2013, securities transactions were recorded on their trade date as if they had settled.  The related amounts receivable and payable for unsettled securities transactions were recorded net, by clearing organization, in Receivables from or Payables to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition.  The clearing organizations were able to re-hypothecate all securities held on behalf of the Company.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.         Receivables from and Payables to Others

Amounts Receivable from and Payable to Others consist of the following:

(In thousands of dollars)	June 30, 2013	December 31, 2012
Loan receivable	$600	$600
Management fees receivable	369	189
Loans and advances	363	234
Receivable from Homeward — transition services	258	—
Principal paydowns — Agency mortgage-backed securities	—	5,744
Interest receivable	—	4,370
Others	817	1,426
Total receivables from others	$2,407	$12,563
Payable to former employees - Employee Investment Funds (Refer to Note 10)	$983	$941
Draft payables	144	133
Others	535	1,177
Total payables to others	$1,662	$2,251

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

8.         Financial Instruments

The Company sold substantially all of its financial instruments in connection with the discontinuation of its Fixed Income businesses in the second quarter of 2013 and the Homeward Transaction in the first quarter of 2013.  The Company maintains cash equivalents and continues to hold investments, principally in FA Technology Ventures, L.P. (“FATV” or “the Partnership”).   For a detailed discussion of accounting policies related to the Company’s financial instruments & investments, loans and derivative financial instruments prior to the Company’s exit from the previously mentioned businesses, refer to Note 1 and Note 8 within the footnotes to the consolidated financial statements contained within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

** Prices are not adjusted for the effects, if any, of the Company holding a large block relative to the overall trading volume (referred to as a “blockage factor”).

Fair Valuation Methodology

Cash Equivalents — These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  These investments are valued at par, which represent fair value, and are considered Level 1 as these instruments are generally traded in active, quoted and highly liquid markets.  The Company’s cash equivalents were $3.3 million and $3.1 million at June 30, 2013 and December 31, 2012, respectively.

Financial Instruments Owned — The remaining financial instruments owned of approximately $0.9 million at June 30, 2013 are primarily associated with legacy deferred compensation plans provided by the Company, which will be paid out between 2014 and 2016.  The Company has not permitted new amounts to be deferred under these plans since February 28, 2007.   The assets are substantially all Level 1 equity securities, which are traded in active, quoted and highly liquid markets.

Investments — The Company’s investments consist of interests in privately held securities, the valuations of which are based predominantly on unobservable inputs and are therefore classified as Level 3.   The Company’s investments were $21.0 million and $20.5 million at June 30, 2013 and December 31, 2012, respectively.  Refer to Note 10 herein for additional information.

Investments — Quantitative Disclosure About Significant Unobservable Inputs

The Company’s investments of approximately $21.0 million at June 30, 2013, are primarily associated with the Company’s limited partnership investment in FATV of approximately $17.2 million.  FATV holds interests in seven privately held companies.  Refer to Note 10 herein for additional information.

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	2.9x - 7.2x (6.0x)
	Discount applied to multiples	25% - 35% (27%)

An increase in the enterprise value/revenue multiple would result in a higher fair value for these investments, whereas, an increase in the discounts applied to these multiples would reduce fair value.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the fair value option at December 31, 2012:

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

Financial Instrument Classification — Transfers between Levels 1, 2 and 3

The Company reviews its financial instrument classification on a quarterly basis.  As the observability and strength of valuation attributes change, reclassifications of certain financial assets or liabilities may occur between levels.  The Company’s policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3.  During the three and six months ended June 30, 2013 and June 30, 2012, there were no transfers between Levels 1 and 2.  Transfers between Levels 2 and 3 are disclosed in the Level 3 roll-forward tables below.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended June 30, 2013:

(In thousands of dollars)	Balance at March 31, 2013	Total gains or (losses) (realized and unrealized)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3	Balance at June 30, 2013	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date
Agency mortgage-backed securities	$5	$(5)	$—	$—	$—	$—	$—	$—
Collateralized debt obligations	659	(555)	—	(104)	—	—	—	—
Residential mortgage-backed securities	91	(90)	—	(1)	—	—	—	—
Equities	28	(28)	—	—	—	—	—	—
Commercial mortgage-backed securities	18	(15)	—	(3)	—	—	—	—
Investments	21,597	(601)	—	(1)	—	—	20,995	(542)
Total	$22,398	$(1,294)	$—	$(109)	$—	$—	$20,995	$(542)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended June 30, 2012:

(In thousands of dollars)	Balance at March 31, 2012	Total gains or (losses) (realized and unrealized)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3(1)	Balance at June 30, 2012	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date
Commercial mortgage-backed securities	$27,850	$(2,638)	$16,746	$(34,171)	$(4)	$(2,101)	$5,682	$(1,036)
Residential mortgage-backed securities	26,603	(2,871)	12,203	(24,878)	(702)	—	10,355	(882)
Other debt obligations	318	(26)	2,770	(504)	(5)	—	2,553	(15)
Agency mortgage-backed securities	362	(361)	1,750	(264)	(1)	—	1,486	(177)
Collateralized debt obligations	585	(31)	61	(61)	—	—	554	(31)
Equities	103	9	—	—	—	—	112	9
Investments	18,440	(150)	800	—	—	—	19,090	(478)
Derivatives	885	1,737	—	—	(885)	—	1,737	1,737
Total	$75,146	$(4,331)	$34,330	$(59,878)	$(1,597)	$(2,101)	$41,569	$(873)

(1)         During the three months ended June 30, 2012, the Company transferred approximately $2.1 million of commercial mortgage backed securities from Level 3 to Level 2 due to price discovery resulting from Company trading activity occurring in close proximity to June 30, 2012.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the six months ended June 30, 2013:

(In thousands of dollars)	Balance at December 31, 2012	Total gains or (losses) (realized and unrealized)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3	Balance at June 30, 2013	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date
Agency mortgage-backed securities	$1,110	$(50)	$—	$(1,060)	$—	$—	$—	$—
Collateralized debt obligations	671	(567)	—	(104)	—	—	—	—
Residential mortgage-backed securities	149	(86)	—	(51)	(12)	—	—	—
Equities	28	(28)	—	—	—	—	—	—
Commercial mortgage-backed securities	18	(15)	—	(3)	—	—	—	—
Investments	20,478	(429)	947	(1)	—	—	20,995	(354)
Derivatives	964	—	—	—	(964)	—	—	—
Total	$23,418	$(1,175)	$947	$(1,219)	$(976)	$—	$20,995	$(354)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the six months ended June 30, 2012:

(In thousands of dollars)	Balance at December 31, 2011	Total gains or (losses) (realized and unrealized)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3(1)	Balance at June 30, 2012	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date
Commercial mortgage-backed securities	$38,154	$(6,081)	$10,108	$(34,339)	$(59)	$(2,101)	$5,682	$(1,253)
Residential mortgage-backed securities	18,419	(1,403)	11,067	(17,224)	(504)	—	10,355	(859)
Other debt obligations	192	(16)	6,357	(3,976)	(4)	—	2,553	(15)
Agency mortgage-backed securities	1,367	(408)	1,760	(1,232)	(1)	—	1,486	(208)
Collateralized debt obligations	647	(93)	61	(61)	—	—	554	(93)
Equities	112	—	—	—	—	—	112	—
Preferred stock	571	188	5,624	(6,383)	—	—	—	—
Investments	18,310	(20)	800	—	—	—	19,090	(153)
Derivatives	1,696	2,622	—	—	(2,581)	—	1,737	1,737
Total	$79,468	$(5,211)	$35,777	$(63,215)	$(3,149)	$(2,101)	$41,569	$(844)

(1)         During the six months ended June 30, 2012, the Company transferred approximately $2.1 million of commercial mortgage backed securities from Level 3 to Level 2 due to price discovery resulting from Company trading activity occurring in close proximity to June 30, 2012.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.         Derivatives

The Company utilized derivatives for various economic hedging strategies to actively manage its market and liquidity exposures, principally in connection with the sales and trading activities of the Company’s MBS & Rates division (now discontinued).  In addition, ClearPoint entered into mortgage loan IRLCs in connection with its mortgage lending activities, which have been wound down in connection with the Homeward Transaction.  The following table summarizes the Company’s derivative instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(In thousands of dollars)	Number of Contracts	Notional	Fair Value	Number of Contracts	Notional	Fair Value
Purchase Contracts
TBA purchase agreements	—	$—	$—	19	$202,646	$54
IRLCs	—	—	—	512	100,079	964
Total	—	$—	$—	531	$302,725	$1,018
Sale Contracts
TBA sale agreements	—	$—	$—	27	$708,076	$(1,511)
Eurodollar futures contracts	—	—	—	268	268,000	(15)
Total	—	$—	$—	295	$976,076	$(1,526)

10.       Investments

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the accounting policies related to the Company’s investments included within the policy titled “Financial Instruments and Investments” and Note 8 herein for additional information regarding valuation techniques and inputs related to the Company’s investment in FATV.  The Company’s principal investment consists of a limited partnership interest in FATV.  Fair value information regarding these investments has been aggregated and is presented below:

(In thousands of dollars)	June 30, 2013	December 31, 2012
Investment in FATV	$17,197	$17,110
Employee Investment Funds, net of Company’s ownership interest	1,228	1,218
Other investments	2,570	2,150
Total Investments	$20,995	$20,478

Investment gains and losses are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2013	2012	2013	2012
Investment in FATV	$(55)	$(130)	$84	$30
Employee Investment Funds	(20)	(9)	13	(37)
Other investments	(526)	—	(526)	—
Total investment losses	$(601)	$(139)	$(429)	$(7)

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has an equity-method investment in FATV of approximately $17.2 million and $17.1 million at June 30, 2013 and December 31, 2012, respectively.  FATV’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.   FA Technology Ventures Corporation, a wholly-owned subsidiary of the Company, is the investment advisor to FATV.  There were no material open commitments to fund this portfolio at June 30, 2013.  At June 30, 2013 and December 31, 2012, total Partnership capital for all investors in FATV equaled $71.8 million and $70.9 million, respectively.  The Company has been informed that the Partnership has been extended, and is now scheduled to terminate on July 19, 2014.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represents the Company’s maximum exposure to loss in the Partnership at June 30, 2013 and December 31, 2012.  The Company’s share of management fee income derived from the Partnership for the three months ended June 30, 2013 and 2012 was $0.2 million and $0.2 million, respectively, and were $0.3 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.

The Employee Investment Funds (“EIF”) are limited liability companies established by the Company for the purpose of having select employees invest in private equity securities.  The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company has consolidated EIF resulting in approximately $1.2 million and $1.2 million of Investments and a corresponding Payable to others recorded in the Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012, respectively.  Management fees are not material.

Other investments of approximately $2.6 million are investments in privately held companies that were strategically aligned with the operations of the Company conducted at the respective times of investment.

11.       Goodwill and Intangible Assets

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the accounting policy related to goodwill and intangible assets.

Goodwill

The following table sets forth the roll-forward of goodwill for the six months ended June 30, 2013:

(In thousands of dollars)
Goodwill — RangeMark acquisition
Balance at December 31, 2012	$1,212
Impairment — second quarter of 2013	(1,212)
Balance at June 30, 2013	$—

The Company fully impaired the goodwill associated with RangeMark in connection with the exit from its Fixed Income businesses in the second quarter of 2013 (the intangible assets were also fully impaired — refer to “Intangible Assets” below).  The impairment of the RangeMark goodwill (and intangible assets) were substantially offset against the unpaid purchase consideration and therefore had an insignificant impact to the Company’s results of operations for the second quarter of 2013.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

(In thousands of dollars)	June 30, 2013	December 31, 2012
Intangible assets (amortizable):
MBS & Rates segment — Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(476)	(463)
Impairment of intangible asset — second quarter of 2013	(165)	—
Net carrying amount	—	178
RangeMark — Intellectual Property
Gross carrying amount	1,050	1,050
Accumulated amortization	(87)	(35)
Impairment of intangible asset — second quarter of 2013	(963)	—
Net carrying amount	—	1,015
RangeMark — Trade Name
Gross carrying amount	480	480
Accumulated amortization	(20)	(8)
Impairment of intangible asset — second quarter of 2013	(460)	—
Net carrying amount	—	472
Credit Products segment - Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(795)	(768)
Net carrying amount	—	27
Investment Banking segment — Trade name
Gross carrying amount	4,066	4,066
Accumulated amortization	(1,134)	(1,057)
Impairment of intangible asset — second quarter of 2013	(2,932)	—
Net carrying amount	—	3,009
ClearPoint segment — Customer relationships
Gross carrying amount	803	803
Accumulated amortization	(216)	(201)
Impairment of intangible asset — first quarter of 2013	(587)	—
Net carrying amount	—	602
Total intangible assets	$—	$5,303

The intangible assets of the Investment Banking and Fixed Income businesses were fully impaired in connection with the Company’s exit from these businesses during the three months ended June 30, 2013.  During the three months ended March 31, 2013, the Company fully impaired the ClearPoint customer relationship intangible asset in connection with the Homeward Transaction.  These impairment charges have been classified as part of discontinued operations.  As previously mentioned, the impairment of the RangeMark intangible assets (and goodwill) were substantially offset against the unpaid purchase consideration and therefore had an insignificant impact to the Company’s results of operations for the second quarter of 2013.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.       Office Equipment and Leasehold Improvements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the accounting policy related to office equipment and leasehold improvements.

Office equipment and leasehold improvements consist of the following:

(In thousands of dollars)	June 30, 2013	December 31, 2012
Communications and data processing equipment	$1,584	$5,149
Furniture and fixtures	1,219	3,334
Leasehold improvements	750	1,802
Software	593	850
Total	4,146	11,135
Less: accumulated depreciation and amortization	(3,374)	(5,824)
Total office equipment and leasehold improvements, net	$772	$5,311

During the three months ended June 30, 2013, the Company recorded a non-cash impairment charge of approximately $3.5 million related to office equipment and leasehold improvements of its Investment Banking and Fixed Income businesses.

Depreciation and amortization expense from continuing operations for the three months ended June 30, 2013 and 2012 was $0.3 million and $0.5 million, respectively, and were $0.6 million and $1.0 million, for the six months ended June 30, 2013 and 2012, respectively.

13.       Other Assets

Other assets consist of the following:

(In thousands of dollars)	June 30, 2013	December 31, 2012
Collateral deposits	$5,108	$5,165
Prepaid expenses	3,640	2,761
Other	436	1,104
Total other assets	$9,184	$9,030

During the three months ended June 30, 2013, a non-cash impairment charge of approximately $0.6 million was recorded on prepaid expenses associated with the Company’s exit of its Investment Banking and Fixed Income businesses.  Prepaid expenses at June 30th within the table above, includes this impairment.

14.       Secured Borrowings

ClearPoint was extended secured mortgage warehouse lines of credit in order to fund mortgage originations.  As of December 31, 2012, the outstanding borrowings under these credit facilities were approximately $64.9 million.  In connection with the previously announced Homeward Transaction, the Company entered into Consent and Wind-down Agreements in favor of the lenders to these credit facilities.  ClearPoint had no remaining exposure to these credit facilities during the three months ended June 30, 2013.

ClearPoint Held for Sale Activities, including Transition Services

In addition, in connection with the Homeward Transaction, ClearPoint agreed to provide transition services which included loan origination services in Massachusetts and Virginia.  These loan origination services expired on April 30, 2013.  Homeward has indemnified ClearPoint from and against any losses suffered in connection with these activities, had provided a payment and performance guaranty of ClearPoint’s obligations to the lender of this facility and was obligated to reimburse ClearPoint for the costs of providing the loan origination services.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.       Commitments and Contingencies

Guarantees and Other Indemnifications Relating to Certain Contractual Obligations of ClearPoint

On February 14, 2013, the Company and certain of its affiliates, including ClearPoint, entered into an Asset Purchase Agreement (“Purchase Agreement”) in connection with the Homeward Transaction.  The Purchase Agreement, among other things, provides for customary indemnification provisions.  Pursuant to these provisions, the Company is required to maintain an escrow account of $5.0 million for a three-year period following the closing date.  The Parent has also provided for a guaranty of ClearPoint’s indemnification obligations to Homeward, up to a maximum of $7.5 million, of which $5.0 million is payable by Parent under the guaranty only in limited circumstances in which, during the three-year period following the closing date, the sums held in the escrow account are not available to satisfy indemnification claims.  Any amounts paid under the guaranty will be released to the Company from the escrow account on a dollar-for-dollar basis (assuming funds are available).  Indemnity claims of Homeward, if any, will be paid first from the escrow account, and then, to the extent necessary, drawn upon the guaranty.

ClearPoint Loan Repurchases

In addition to the indemnification provisions related to the Homeward Transaction, in the ordinary course of business, ClearPoint also indemnified its other counterparties, including under its loan sale and warehouse line agreements, against potential losses incurred by such parties in connection with particular arrangements.  During the three months ended June 30, 2013, ClearPoint was presented with loan repurchase requests related to four loans with an aggregated current loan balance of approximately $1.0 million (of which two loans with an aggregated loan balance of approximately $0.6 million were presented by Homeward).  No repurchase requests were outstanding prior to the second quarter of 2013.  The Company is currently evaluating these requests, and to the extent ultimately repurchased, would expect to substantially recoup any payments made under these requests through the proceeds from the sale of the loans in a secondary market.  A reserve for this exposure is included within Accrued expenses in the Consolidated Statements of Financial Condition and amounts reserved as of June 30, 2013 and December 31, 2102 are not material.

Senior Management Compensation and Retention Plan

In August 2012, the Company adopted a Senior Management Compensation and Retention Plan (“Retention Plan”), and entered into related agreements with four of its executive officers.  Under the Retention Plan, termination of employment under certain circumstances in connection with the occurrence of a Change in Control, as defined by the Retention Plan, could potentially trigger payments to the covered executive officers of as much as approximately $10.0 million.  In general, the cash payment would be made following an involuntary termination of employment by the Company (or a resignation by the covered executive officer for good reason, as defined) within six months before or two years after a Change in Control.

As previously mentioned within Note 1 herein, effective May 24, 2013, the employment of Thomas J. Hughes, our former Chief Executive Officer and John Griff, our former Chief Operating Officer, was terminated by the Company.  Messrs. Hughes and Griff each participated in the Retention Plan and each has a related retention plan agreement with the Company.  To the extent a Change in Control were to occur within a period no longer than six months from the applicable dates of termination, cash payments totaling approximately $7.0 million (and other incidental benefits) might become payable to these former employees.

Subsequent to the Company’s termination of Messrs. Hughes and Griff, these former officers made a demand to the Company for severance benefits set forth in the Retention Plan and their related agreements, which they claim are due as a result of their respective terminations.  The Company has determined that no severance payments based upon a “Change in Control” (as defined in the applicable agreements) are due to these former officers inasmuch as the Company has concluded that no “Change in Control” has occurred.  For further information, see Part II, Item 1A, “Risk Factors — Risks Specific to our Company — Our exposure to legal liability is significant.  Damages that we may be required to pay could materially adversely affect our financial position and/or results of operations.”  In the absence of a “Change in Control,” under certain circumstances Mr. Hughes could be entitled to a severance payment

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of $750,000 (not accrued at June 30, 2013) and Mr. Griff could be entitled to vesting of 20,833 unvested shares of restricted stock.

The Company is in discussions with the two other participants under the Retention Plan (the Company’s General Counsel and its Controller) with respect to terminating their participation in the Retention Plan and entering into replacement employment agreements.

No amounts under the Retention Plan, or any potential replacement employment agreements, have been accrued as of June 30, 2013.

Other Compensation Matters

As a result of the Company’s restructuring, the Company entered into agreements with the majority of its remaining employees (excluding the Company’s General Counsel and its Controller, discussed above) designed to retain these employees through specified dates.  The agreements provide for continued employment and the payment of guaranteed bonus compensation contingent upon continued service through such specified dates.  These bonus payments total approximately $0.8 million in the aggregate, and the Company has accrued approximately $0.1 million of this obligation at June 30, 2013.

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

Future minimum annual lease payments, and sublease rental income as of June 30, 2013, are as follows:

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2013 (remaining)	$3,889	$775	$3,114
2014	6,590	860	5,730
2015	5,943	502	5,441
2016	5,487	—	5,487
2017	5,447	—	5,447
Thereafter	38,364	—	38,364
Total	$65,720	$2,137	$63,583

In connection with the Company’s exit from its Investment Banking and Fixed Income businesses during the second quarter of 2013, the Company recorded a lease restructuring charge of approximately $16.8 million (including a charge associated with the Company’s headquarters and its other office locations), which has been recorded within discontinued operations.

Rental expense from continuing operations, net of sublease rental income, for the three months ended June 30, 2013 and 2012 was approximately $0.2 million and $0.2 million, respectively, and was $0.3 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

Litigation

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the accounting policy related to contingencies.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to the nature of the Company’s prior business activities, the Company and its subsidiaries have been exposed to risks associated with a variety of legal proceedings and claims.  These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending and employment matters, and stockholder claims.  Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position.  These proceedings and claims typically involve associated legal costs incurred by the Company in connection with defending against these matters, which could be significant.  The Company has been in the past, and currently is, subject to a variety of claims and litigations arising from its prior business, most of which it considers to be routine.

The Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity.  Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries.  As a result of prior business activities, the Company and its subsidiaries have received, and may in the future receive, inquiries and subpoenas from the SEC, FINRA, state regulators and other regulatory organizations.  The Company does not always know the purpose behind these communications or the status or target of any related investigation.  Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions and in the Company and/or its subsidiaries being cited for regulatory deficiencies.  To date, none of these communications have had a material adverse effect on the Company nor does the Company believe that any pending communications are likely to have such an effect.  Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company.  In addition, the Company is also subject to claims being made by employees alleging discrimination, harassment, wrongful discharge or breach of an employment agreement or other contractual arrangement, among other things.  Employees could seek recoupment of compensation claimed to be owed (whether for cash or forfeited equity awards), severance payments, vesting of equity awards and other damages.  These claims could involve significant amounts.

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

Letters of Credit

The Company is contingently liable under bank stand-by letter of credit agreements, executed primarily in connection with office leases totaling $1.0 million and $4.9 million at June 30, 2013 and December 31, 2012, respectively.  These agreements were all collateralized by cash which is included within Other assets within the Consolidated Statements of Financial Condition.  During the three months ended June 30, 2013, letters of credit for approximately $3.9 million had expired and the cash collateral is now in the possession of the Company’s landlord.  This amount is included within collateral deposits disclosed within Note 13 “Other Assets” herein.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other

In the normal course of its prior business activities, the Company provided guarantees to third parties with respect to the obligations of certain of its subsidiaries. The majority of these arrangements, discussed below, are connected to the sales and trading activities of the Company’s MBS & Rates and Credit Products divisions, the activities of which were discontinued in the second quarter of 2013.

In the normal course of business, Gleacher & Company Securities, Inc. (“Gleacher Securities”) indemnified certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates.  Gleacher Securities also indemnified some clients against potential losses incurred in the event of non-performance by specified third-party service providers, including sub-custodians.  The maximum potential amount of future payments that Gleacher Securities could be required to make under these indemnifications cannot be estimated.  However, Gleacher Securities has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future.  Therefore, the Company has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

The Company provided representations and warranties to counterparties in connection with a variety of transactions and occasionally agreed to indemnify them against potential losses caused by the breach of those representations and warranties and occasionally other liabilities.  The maximum potential amount of future payments that the Company could be required under these indemnifications cannot be estimated.  However, the Company has historically made no material payments under these agreements and believes that it is unlikely it will have to make material payments in the future; therefore it has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

16.       Stockholders’ Equity

Reverse Stock Split

On May 30, 2013, the Company implemented a reverse stock split of its shares of common stock at a ratio of 1-for-20.  As a consequence of the reverse stock split, every 20 shares of the Company’s outstanding common stock was combined into one share, without any change to the par value per share.  As previously mentioned, all share numbers and share-related disclosures contained herein have been adjusted to the extent necessary, to give retroactive effect to the reverse stock split.

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

17.       Income Taxes

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the accounting policy related to income taxes.  During interim periods, the Company calculates and reports an estimated annual effective income tax rate pursuant to ASC 740-270, “Income Taxes — Interim Reporting.”

Three and Six Months Ended June 30, 2013

The Company provided for a full valuation allowance against the net operating losses (“NOLs”) generated during the three and six months ended June 30, 2013, resulting in no income tax benefit.  The Company’s pre-tax federal NOL at June 30, 2013 is estimated to be approximately $95.0 million.  In the event that the Company experiences an ownership change under Internal Revenue Code Section 382, the Company’s NOLs would be fully impaired (reduced nearly to zero).  Income tax expense from continuing operations of $0.1

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million and $0.2 million for the three and six months ended June 30, 2013, respectively, is due to state franchise taxes and interest expense on uncertain tax positions.

Three and Six Months Ended June 30, 2012

The Company’s provision for income taxes from continuing operations for the three and six months ended June 30, 2012 was approximately $27.3 million and $25.0 million, respectively, and is primarily due to the establishment of a valuation allowance against substantially all of the Company’s deferred tax assets, of which a substantial portion has been allocated to continuing operations.

18.       Stock-Based Compensation Plans

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the accounting policy related to stock-based compensation.

The Company recognized stock-based compensation expense related to its various employee and non-employee director stock-based incentive plans, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands of dollars)	2013		2012	2013		2012
Continuing operations	$523		$803	$1,318		$1,553
Discontinued operations	4,187		(805)	4,499		2,942
Total	$4,710	(1)	$(2)	$5,817	(1)	$4,495

(1)    Includes stock-based compensation of $4.1 million associated with the vesting of 264,000 shares in connection with the Company’s exit of its Investment Banking and Fixed Income businesses during the second quarter of 2013.

19.       Net Capital Requirements

Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the “Net Capital Rule”), which requires the maintenance of a minimum net capital.  Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities.  As of June 30, 2013, Gleacher Securities had net capital, as defined by the Net Capital Rule, of $62.5 million, which was $62.2 million in excess of the $0.25 million required minimum net capital.

Gleacher Partners, LLC is also subject to the Net Capital Rule.  Gleacher Partners, LLC has also elected to use the alternative method permitted by the rule.  As of June 30, 2013, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.8 million, which was $0.5 million in excess of the $0.25 million required minimum net capital.

20.       Restructuring

Investment Banking and Fixed Income Businesses

During the second quarter of 2013, the Company’s Board of Directors approved plans to discontinue operations in its Investment Banking division and Fixed Income businesses.  Exiting these businesses impacted approximately 150 employees.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ClearPoint — Homeward Transaction

On February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint’s assets to Homeward.  This transaction closed on February 22, 2013, and all remaining business activities of ClearPoint have been substantially wound down.  Refer to Note 21 herein for additional information.

The following table summarizes the restructuring charges incurred by the Company for the three and six months ended June 30, 2013, which have been recorded as a component of discontinued operations:

	Three Months Ended	Six Months Ended
(In thousands of dollars)	June 30, 2013	June 30, 2013
Cash Charges:
Investment Banking
Severance compensation	$1,417	$1,417
Third party vendor contracts and other costs	262	262
Subtotal — Investment Banking (cash charges):	1,679	1,679
Fixed Income businesses
Severance compensation	8,061	8,061
Third party vendor contracts and other costs	5,643	5,643
Subtotal — Fixed Income (cash charges):	13,704	13,704
ClearPoint
Severance and other compensation	—	1,263
Third party vendor contracts and other costs	(48)	113
Subtotal — ClearPoint (cash charges):	(48)	1,376
Other
Severance compensation	669	669
Reserve for lease commitments	16,755	16,755
Subtotal — Other (cash charges):	17,424	17,424
Total — Cash Charges:	$32,759	$34,183
Non-Cash Charges:
Investment Banking
Intangible asset impairment	$2,932	$2,932
Stock-based compensation vesting	254	254
Subtotal — Investment Banking (non-cash charges):	3,186	3,186
Fixed Income businesses
Goodwill & intangible asset impairment	388	388
Stock-based compensation vesting	3,681	3,681
Subtotal — Fixed Income (non-cash charges):	4,069	4,069
ClearPoint
Intangible asset impairment	—	587
Deferred compensation and other charges	—	448
Subtotal — ClearPoint (non-cash charges):	—	1,035
Other
Stock-based compensation vesting	138	138
Impairment of fixed assets and leasehold improvements	3,475	3,475
Subtotal — Other (non-cash charges)	3,613	3,613
Total — Non-Cash Charges:	$10,868	$11,903
Restructuring expenses — Total:	$43,627	$46,086

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s liability related to the restructurings for the six months ended June 30, 2013:

(In thousands of dollars)
Balance — January 1, 2013	$—
Restructuring expense	46,086
Plus: Deferred rent obligation, prior to restructuring	1,750
Less: Non-cash charges	(11,903)
Payments for severance and other compensation	(11,091)
Payments for third party vendor contracts and other costs	(1,200)
Payments for lease commitments	—
Restructuring reserve — June 30, 2013	$23,642

The Company’s remaining obligation associated with these exits at June 30, 2013 was approximately $23.6 million and was primarily related to costs associated with lease commitments, and, to a lesser extent, the termination of third party vendor contracts.  The Company expects the majority of its remaining liability associated with the termination of third party vendor contracts to be settled by December 31, 2013.  The Company’s settlement of its estimated lease commitment obligations is dependent upon finding replacement subtenants or negotiating lease terminations with the respective landlords, the timing of which is currently unknown.  The reserve for lease commitments is based upon assumptions including sublease rents per square foot, free rent periods and downtime for locating a subtenant.  The Company may incur additional charges that are material to the extent the leases are terminated for amounts in excess of the Company’s estimates, or if finding a subtenant takes longer than estimated and/or actual sublease rents are less than projected.  In addition, the Company estimates its remaining severance exposure to be between approximately $0.5 million and $1.0 million in connection with these restructurings.  No other material charges are expected to be incurred.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

21.       Discontinued Operations

As previously disclosed, during the second quarter of 2013, the Board of Directors of the Company approved plans to discontinue its Investment Banking and Fixed Income businesses (MBS & Rates revenues include losses incurred in connection with the wind down of the division’s financial instruments owned).  In addition, during the first quarter of 2013, substantially all of ClearPoint’s assets were sold to Homeward (resulting in a loss of approximately $1.1 million).  As a result of these exits, the results of these businesses have been classified as discontinued operations.

Amounts reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 related to these discontinued operations are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2013	2012	2013	2012
Net revenues
Investment Banking	$1	$8,730	$15,034	$13,263
MBS & Rates	(3,621)	5,282	(4,344)	25,613
Credit Products	739	17,872	12,564	39,589
ClearPoint	(53)	11,316	4,355	26,861
Equities division	—	6	76	43
Other items reclassified from continuing operations (Note 1)	—	1,521	778	3,454
Total net revenues	(2,934)	44,727	28,463	108,823
Total expenses (excluding restructuring expense)
Investment Banking	918	6,535	12,606	10,489
MBS & Rates	2,969	7,028	10,502	21,872
Credit Products	1,967	16,587	14,209	38,992
ClearPoint	283	13,828	6,436	32,226
Equities division	77	(31)	119	(104)
Other items reclassified from continuing operations (Note 1)	1,792	24,316	4,613	27,948
Total expenses (excluding restructuring expense)	8,006	68,263	48,485	131,423
(Loss)/income from discontinued operations before income taxes (excluding restructuring expense)
Investment Banking	(917)	2,195	2,428	2,774
MBS & Rates	(6,590)	(1,746)	(14,846)	3,741
Credit Products	(1,228)	1,285	(1,645)	597
ClearPoint	(336)	(2,512)	(2,081)	(5,365)
Equities division	(77)	37	(43)	147
Other items reclassified from continuing operations	(1,792)	(22,795)	(3,835)	(24,494)
Subtotal	(10,940)	(23,536)	(20,022)	(22,600)
Restructuring expense (Note 20)	(43,627)	—	(46,086)	—
Loss from discontinued operations before income taxes	(54,567)	(23,536)	(66,108)	(22,600)
Income tax expense/(benefit)	—	(28)	—	1,802
Loss from discontinued operations, net of taxes	$(54,567)	$(23,508)	$(66,108)	$(24,402)

22.       Fair Value of Financial Instruments

All of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short term nature, with the exception of subordinated debt.  The carrying value of the subordinated debt at June 30, 2013 and December 31, 2012 approximated fair value based on current rates available.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

23.       Related Party Transactions

Capstone — May 2013

As previously mentioned, on May 31, 2013, the Board of Directors appointed Christopher J. Kearns of Capstone as the Company’s Chief Restructuring Officer and Chief Executive Officer, and the Company entered into an agreement with Capstone (and Mr. Kearns) for various services.  Refer to Note 1 herein for additional information.  During the three months ended June 30, 2013, the Company incurred approximately $0.7 million in connection with this agreement.

RangeMark Acquisition — November 2012

In connection with the Company’s acquisition of certain assets and assumption of certain liabilities of RangeMark on November 7, 2012, the Company agreed to pay to the selling parties $2.5 million of purchase consideration, payable in four installments commencing on September 30, 2013 through March 31, 2015.  In connection with the Company’s exit from its Fixed Income businesses, during the second quarter of 2013, the Company exercised its right to transfer ownership of software-related intellectual property assets back to RangeMark, and was released of its payment and other obligations.

Gleacher Acquisition — June 2009

During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax.  The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities, which is partially collateralized by shares of its common stock held in an escrow account that was established at the closing of the Company’s acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations.  The Company does not believe, in any event, that the open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations.  The Company’s receivable for this indemnification claim at June 30, 2013 and December 31, 2012 was $1.5 million.

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

Details on the amounts receivable from or payable to related parties are below:

(In thousands of dollars)	June 30, 2013	December 31, 2012
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$1,500	$1,474
Payables to related parties
Former owners of RangeMark	$—	$2,350
Former stockholders of Gleacher Partners, Inc.	594	594
Capstone	569	—
Payables to related parties - total	$1,163	$2,944

Other Matters

MatlinPatterson has sought reimbursement from the Company for approximately $1.1 million for costs incurred in connection with the preparation, distribution and solicitation of their proxy materials associated with the Company’s 2013 Annual Meeting of Stockholders.  This request for reimbursement was evaluated by the Company’s Audit Committee and approved on August 2, 2013.  In doing so, the Audit Committee determined that

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

under the circumstances:  (i) the amount of reimbursement sought by MatlinPatterson was reasonably incurred; (ii) such amount was not disproportionate to, and was justified by, the benefit received by the Company and its stockholders as a result of MatlinPatterson’s actions; and (iii) in its good faith judgment, reimbursement by the Company of the specific expenses would be in, or would not be inconsistent with, the best interests of the Company and its stockholders.  In making such determinations, the Audit Committee considered, among other things, the fact that the Company’s former Committee on Directors and Corporate Governance had made no nominations of its own, that four members of that committee had stated, and later confirmed, that such members would not stand for reelection when their respective terms of office expired at the 2013 Annual Meeting of Stockholders, and that a fifth incumbent director, the Company’s then-Chief Executive Officer, had waived his right to be nominated for reelection to the Board.  This cost will be recognized by the Company during the three months ended September 30, 2013.

24.       Subsequent Events

The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.  There were no events requiring disclosure, other than the matters previously described herein and below.

Director Indemnification Agreements

On August 9, 2013, the Company entered into indemnification agreements with each of the members of its Board of Directors.  Pursuant to the indemnification agreements, the Company has agreed, to the fullest extent permitted by Delaware law, to indemnify each director (the “Indemnitee”) against any and all expenses, judgments, fines and amounts paid in settlement incurred by the Indemnitee as a result of any action, suit or proceeding in which the Indemnitee is a party or threatened to be made party, by reason of the fact that the Indemnitee was serving as a director, officer, employee or agent of the Company (or as a director, officer, employee or agent of another Company, at the request of the Company) or any action alleged to have been taken or omitted in such capacity.  The Company will also indemnify the Indemnitee against any expenses incurred in connection with an action, suit or proceeding to enforce the indemnification agreement, so long as the Indemnitee’s claims were not frivolous and were made in good faith.  The Company may also be required to advance certain expenses incurred by the Indemnitee in defending an action, suit or proceeding.

GLEACHER & COMPANY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains or incorporates by reference “forward-looking statements.” These statements are not historical facts but instead represent the Company’s belief or plans regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control.  The Company often, but not always, identifies forward-looking statements by using words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “target,” “expect,” “continuing,” “ongoing,” “believe” and “intend.”  The Company’s forward-looking statements are based on facts as the Company understands them at the time the Company makes any such statement as well as estimates and judgments based on these facts.  The Company’s forward-looking statements may turn out to be inaccurate for a variety of reasons, many of which are outside of its control.  Factors that could render the Company’s forward-looking statements subsequently inaccurate include the risk that we are unable to preserve or maximize stockholder value through realization of any of the strategic alternatives being evaluated by the Company and the other risks and factors identified from time to time in the Company’s filings with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake to update any of its forward-looking statements.

Any forward-looking statement should be read and interpreted together with the information included under Part II, “Risk Factors” herein and with the Company’s filed document and other statements, including the following:

•         the description of its business contained under Item 1 “Business,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as modified by the disclosures contained in the Company’s Current Reports on Form 8-K filed since the date of its Annual Report referenced above,

•         the risk factors contained under Part II, Item 1A “Risk Factors,” in this Quarterly Report on Form 10-Q,

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

Business Overview

Gleacher & Company, Inc. (the “Parent” and together with its subsidiaries, “Gleacher” or the “Company”) is incorporated under the laws of the State of Delaware.  The Company’s common stock is traded on The NASDAQ Global Market (“NASDAQ”) under the symbol “GLCH.”

The Company historically has operated an investment banking business, predominately fixed-income sales and trading and financial advisory services, through three principal business units:  Investment Banking, MBS & Rates and Credit Products.  The Company also engaged in residential mortgage lending operations through ClearPoint Funding, Inc. (“ClearPoint”) until this business was discontinued, and the business sold to Homeward Residential, Inc. (“Homeward”), in February 2013 (the “Homeward Transaction”).

The Company has disclosed, in previous filings, various uncertainties that had adversely impacted counterparty relationships, employee turnover and operating results.  Those factors impacted the overall stability of the Company’s platform.  During the second quarter of 2013, the Company’s Board of Directors approved plans to discontinue operations in its MBS & Rates (including RangeMark Financial Services (“RangeMark”)) and Credit Products divisions (together, “Fixed Income” or the “Fixed Income businesses”) as well as, later in the quarter, its Investment Banking division.  As a result of the exits from these businesses, the Company now has no meaningful revenue-producing operations.  Exiting these businesses impacted approximately 150 employees.  As of August 8, 2013, the Company had approximately 20 employees.

The Company is evaluating several strategic alternatives in order to preserve and maximize stockholder value.  These include:

•                  pursuing a strategic transaction with a third party, such as a merger or sale of the Company;

•                  reinvesting the Company’s liquid assets in favorable opportunities; and

•                  continuing the wind-down of the Company’s remaining operations and making a distribution of proceeds to stockholders.

The Company does not believe that discontinuing the businesses referenced above will have a significant near-term impact on its liquidity.  The Company’s liquidity needs will depend to a large extent on decisions it makes regarding the alternatives described above and its future business operations, generally.  The Company’s available liquidity, which consists primarily of cash, is currently anticipated to be sufficient to meet its ongoing financial obligations for a reasonable period of time.

On May 31, 2013, the Board of Directors appointed Christopher J. Kearns of Capstone Advisory Group, LLC (“Capstone”) as the Company’s Chief Restructuring Officer and Chief Executive Officer.  In this capacity, Mr. Kearns serves as the Company’s principal executive officer.  The Company also entered into an agreement with Capstone and Mr. Kearns, pursuant to which Capstone is providing a number of services to the Company, including:

•                  evaluating and implementing, subject to the approval of the Company’s Board of Directors, the chosen course of action to preserve asset value and maximize recoveries to stockholders under the circumstances;

•                  overseeing the operations of the Company through execution of the selected course of action;

•                  ascertaining personnel and potential funding required and key steps to effectuate the selected course of action; and

•                  soliciting and evaluating expressions of interest in certain assets of the Company and effectuating such sales where appropriate and practical under the circumstances.

Recent Developments

Restructuring Charge — Exit from Various Businesses

In connection with the Company’s exits from Investment Banking (second quarter of 2013), Fixed Income (second quarter of 2013) and ClearPoint (first quarter of 2013), the Company recognized a charge of approximately $46.1 million (of which $34.2 million is expected to result in cash expenditures).  The major costs associated with this charge are as follows:

•                  approximately $11.4 million related to severance and other compensation costs;

•                  approximately $6.0 million associated with the termination of third-party vendor contracts and other costs;

•                  approximately $16.8 million associated with exiting our lease commitments (including the Company’s headquarters and other office locations);

•                  approximately $4.5 million of non-cash charges related to deferred compensation and vesting of stock-based compensation; and

•                  approximately $7.4 million of non-cash charges related to the impairment of fixed assets, leasehold improvements, goodwill and intangible assets.

Refer to the Note 20 and Note 21 within the footnotes to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Board of Director Nominations

On May 23, 2013, the Company announced that five individuals, Messrs. Mark R. Patterson, Christopher R. Pechock, Jamie Lifton, Keith B. Hall and Marshall Cohen, were nominated by MatlinPatterson for election to the Board of Directors of the Company at the Company’s 2013 Annual Meeting of Stockholders.  Each of these nominees was elected for a term of one year.

Employment Terminations — Former Chief Executive Officer and Chief Operating Officer

Effective May 24, 2013, the employment of Thomas J. Hughes, Chief Executive Officer of the Company, was terminated.  In addition, effective May 24, 2013, the employment of John Griff, Chief Operating Officer of the Company, was terminated.

Reverse Stock Split / NASDAQ Compliance

On May 30, 2013, the Company effectuated a reverse stock split of its shares of common stock at a ratio of 1-for-20.  As a consequence of the reverse stock split, every 20 shares of the Company’s outstanding common stock was combined into one share, without any change to the par value per share.  In part as a result of this reverse stock split, the Company regained compliance with the listing standards on the Nasdaq Global Market.

All share and share-related information herein has been adjusted, to the extent necessary, to reflect this reverse stock split.

FINANCIAL OVERVIEW

The Company prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements are contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations (Three Months Ended June 30, 2013 and 2012)

Included within the results of continuing operations are certain expenses associated with former employees and former Company initiatives.  Therefore, reported results from continuing operations below are not necessarily indicative of results from continuing operations to be reported in the future.

	Three Months Ended
	June 30,
(In thousands of dollars)	2013	2012
Revenues:
Investment losses, net	$(601)	$(139)
Fees and other	102	63
Total revenues	(499)	(76)
Expenses:
Compensation and benefits	2,117	3,247
Professional fees	3,088	3,050
Communications and data processing	288	522
Occupancy, depreciation and amortization	458	399
Other	409	885
Total expenses	6,360	8,103
Loss from continuing operations before income taxes and discontinued operations	(6,859)	(8,179)
Income tax expense	69	27,286
Loss from continuing operations	(6,928)	(35,465)
Loss from discontinued operations, net of taxes (Refer to Note 21 contained in Part I, Item 1 of this Quarterly report on Form 10-Q)	(54,567)	(23,508)
Net loss	$(61,495)	$(58,973)

Three Months Ended June 30, 2013 and 2012

Revenues

For the three months ended June 30, 2013, net revenues from continuing operations were ($0.5) million, compared to ($0.1) million for the three months ended June 30, 2012.  The decrease in net revenues was primarily due to changes in the fair value of the Company’s investments.

Expenses

Expenses for the three months ended June 30, 2013 of $6.4 million decreased $1.7 million, or 21.5%, compared to $8.1 million for the three months ended June 30, 2012.

Compensation and benefits expense from continuing operations includes compensation for approximately 20 remaining employees, as well as compensation expense of $0.9 million during the three months ended June 30, 2013, of certain former administrative employees, including the Company’s former Chief Executive Officer and Chief Operating Officer.  Compensation and benefits expense decreased $1.1 million, or 34.8%, to $2.1 million for the three months ended June 30, 2013.  This decline was primarily attributable to lower discretionary bonus compensation accruals and lower headcount.

Professional fees of $3.1 million for the three months ended June 30, 2013 remained relatively unchanged compared to the three months ended June 30, 2012.  Included in the 2012 period (but not the 2013 period) were consulting fees associated with the Company’s exploration of launching an asset management business, and advisory fees related to the Company’s strategic review process.  Conversely, in the 2013 period the Company incurred higher legal fees associated with the Company’s 2013 Annual Meeting of Stockholders and advisory fees paid to Capstone.

Communications and data processing expense of $0.3 million for the three months ended June 30, 2013 decreased by 44.8%, or $0.2 million, primarily due to ongoing cost reductions in connection with the Company’s restructuring.

Occupancy and depreciation expense of $0.5 million for the three months ended June 30, 2013 remained relatively unchanged compared to the three months ended June 30, 2012.

Other expenses of $0.4 million for the three months ended June 30, 2013 declined $0.5 million, or 53.8%, compared to the three months ended June 30, 2012 due to lower miscellaneous costs associated with the Company’s current cost reduction initiatives, as well as lower average headcount in administrative functions not directly associated with the Company’s discontinued operations.

Income Taxes

Three Months Ended June 30, 2013

The Company provided for a full valuation allowance against the net operating losses (“NOLs”) generated during the three months ended June 30, 2013, resulting in no income tax benefit.  The Company’s pre-tax federal NOL at June 30, 2013 is estimated to be approximately $95.0 million.  In the event that the Company experiences an ownership change under Internal Revenue Code Section 382, the Company’s NOLs would be fully impaired (reduced nearly to zero).  Income tax expense from continuing operations of $0.1 million for the three months ended June 30, 2013 is due to interest expense on uncertain tax positions.

Three Months Ended June 30, 2012

The Company’s provision for income taxes from continuing operations for the three months ended June 30, 2012 was approximately $27.3 million and is primarily due to the establishment of a valuation allowance against substantially all of the Company’s deferred tax assets, of which a substantial portion has been allocated to continuing operations.

Net Loss

The Company reported a net loss from continuing operations of $6.9 million and $35.5 million for the three months ended June 30, 2013 and 2012, respectively.  Net loss per share from continuing operations was $1.13 and $5.93 for the three months ended June 30, 2013 and 2012, respectively.  Loss from discontinued operations, net of taxes for the three months ended June 30, 2013 and 2012 were $54.6 million (or $8.89 per share) and $23.5 million (or $3.93 per share), respectively.

Results of Operations (Six Months Ended June 30, 2013 and 2012)

Included within the results of continuing operations are certain expenses associated with former employees and former Company initiatives.  Therefore, reported results from continuing operations below are not necessarily indicative of results from continuing operations to be reported in the future.

	Six Months Ended
	June 30,
(In thousands of dollars)	2013	2012
Revenues:
Investment losses, net	$(429)	$(7)
Fees and other	125	616
Total revenues	(304)	609
Expenses:
Compensation and benefits	4,640	6,180
Professional fees	5,598	5,348
Communications and data processing	694	1,045
Occupancy, depreciation and amortization	765	774
Other	1,203	1,547
Total expenses	12,900	14,894
Loss from continuing operations before income taxes and discontinued operations	(13,204)	(14,285)
Income tax expense	154	24,970
Loss from continuing operations	(13,358)	(39,255)
Loss from discontinued operations, net of taxes (Refer to Note 21 contained in Part I, Item 1 of this Quarterly report on Form 10-Q)	(66,108)	(24,402)
Net loss	$(79,466)	$(63,657)

Six Months Ended June 30, 2013 and 2012

Revenues

For the six months ended June 30, 2013, net revenues from continuing operations were ($0.3) million, compared to $0.6 million for the six months ended June 30, 2012.  The decrease in net revenues was due to changes in the fair value of the Company’s investments and lower fees and other.

Expenses

Expenses for the six months ended June 30, 2013 of $12.9 million decreased $2.0 million, or 13.4%, compared to $14.9 million for the six months ended June 30, 2012.

Compensation and benefits expense from continuing operations, which as previously mentioned, includes compensation associated with former administrative employees (approximately $2.3 million for the six months ended June 30, 2013) decreased $1.5 million, or 24.9%, to $4.6 million for the six months ended June 30, 2013.  This decline was primarily attributable to lower discretionary bonus compensation accruals in the current year.

Professional fees of $5.6 million for the six months ended June 30, 2013 were relatively unchanged when compared to the six months ended June 30, 2012.  Included in the 2012 period (but not the 2013 period) were consulting fees associated with the Company’s exploration of launching an asset management business.  Conversely, in the 2013 period the Company incurred higher legal fees associated with the Company’s 2013 Annual Meeting of Stockholders, higher legal and advisory fees associated with the Company’s strategic review process (prior to the 2013 Annual Meeting) and advisory fees paid to Capstone.

Communications and data processing expense of $0.7 million for the six months ended June 30, 2013 decreased by 33.6%, or $0.4 million, primarily due to ongoing cost reductions in connection with the Company’s restructuring.

Occupancy and depreciation expense of $0.8 million for the six months ended June 30, 2013 remained relatively unchanged compared to the six months ended June 30, 2012.

Other expenses of $1.2 million for the six months ended June 30, 2013 decreased $0.3 million, or 22.2%, compared to the six months ended June 30, 2012 due to lower capital-based taxes and lower miscellaneous costs associated with the Company’s current cost-reduction initiative.

Income Taxes

Six Months Ended June 30, 2013

The Company provided for a full valuation allowance against the net operating losses generated during the six months ended June 30, 2013, resulting in no income tax benefit.  The Company’s pre-tax federal NOL at June 30, 2013 is estimated to be approximately $95.0 million.  As previously mentioned, in the event that the Company experiences an ownership change under Internal Revenue Code Section 382, the Company’s NOLs would be fully impaired (reduced nearly to zero).  Income tax expense from continuing operations of $0.2 million for the six months ended June 30, 2013, respectively, is due to state franchise taxes and interest expense on uncertain tax positions.

Six Months Ended June 30, 2012

The Company’s provision for income taxes from continuing operations for the six months ended June 30, 2012 was approximately $25.0 million and is primarily due to the establishment of a valuation allowance against substantially all of the Company’s deferred tax assets, of which a substantial portion has been allocated to continuing operations.

Net Loss

The Company reported a net loss from continuing operations of $13.4 million and $39.3 million for the six months ended June 30, 2013 and 2012, respectively.  Net loss per share from continuing operations was $2.21 and $6.59 for the six months ended June 30, 2013 and 2012, respectively.  Loss from discontinued operations, net of taxes for the six months ended June 30, 2013 and 2012 were $66.1 million (or $10.92 per share) and $24.4 million (or $4.09 per share), respectively.

Discontinued Operations

During the second quarter of 2013, the Board of Directors of the Company approved plans to discontinue its Investment Banking and Fixed Income businesses.  In addition, during the first quarter of 2013, substantially all of ClearPoint’s assets were sold to Homeward (resulting in a loss of approximately $1.1 million).  As a result of these exits, the results of these businesses have been classified as discontinued operations.

Discontinued operations also include residual profits and losses related to the Equities division due to the Company’s decision to exit this business on August 22, 2011.

Amounts reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 related to these discontinued operations are presented in the following table.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands of dollars)	2013		2012	2013		2012
Net revenues
Investment Banking	$1		$8,730	$15,034		$13,263
MBS & Rates	(3,621)		5,282	(4,344)		25,613
Credit Products	739		17,872	12,564		39,589
ClearPoint	(53)		11,316	4,355		26,861
Equities division	—		6	76		43
Other items reclassified from continuing operations	—	(1)	1,521 (1)	778	(1)	3,454 (1)
Total net revenues	(2,934)		44,727	28,463		108,823
Total expenses (excluding restructuring expense)
Investment Banking	918		6,535	12,606		10,489
MBS & Rates	2,969		7,028	10,502		21,872
Credit Products	1,967		16,587	14,209		38,992
ClearPoint	283		13,828	6,436		32,226
Equities division	77		(31)	119		(104)
Other items reclassified from continuing operations	1,792	(1)	24,316 (1)	4,613	(1)	27,948 (1)
Total expenses (excluding restructuring expense)	8,006		68,263	48,485		131,423
(Loss)/income from discontinued operations before income taxes (excluding restructuring expense)
Investment Banking	(917)		2,195	2,428		2,774
MBS & Rates	(6,590)		(1,746)	(14,846)		3,741
Credit Products	(1,228)		1,285	(1,645)		597
ClearPoint	(336)		(2,512)	(2,081)		(5,365)
Equities division	(77)		37	(43)		147
Other items reclassified from continuing operations	(1,792)		(22,795)	(3,835)		(24,494)
Subtotal	(10,940)		(23,536)	(20,022)		(22,600)
Restructuring expense	(43,627	)(2)	—	(46,086	)(2)	—
Loss from discontinued operations before income taxes	(54,567)		(23,536)	(66,108)		(22,600)
Income tax (benefit)/expense	—		(28)	—		1,802
Loss from discontinued operations, net of taxes	$(54,567)		$(23,508)	$(66,108)		$(24,402)

(1) Refer to Note 1 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q

(2) Refer to Note 20 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q

The Company’s net revenue from operations now discontinued was ($2.9) million and $44.7 million for the three months ended June 30, 2013 and 2012, respectively and $28.5 million and $108.8 million for the six months ended June 30, 2013 and 2012, respectively.

No revenue was generated from investment banking during the three months ended June 30, 2013, primarily due to the instability of the Company’s platform. Revenue-generating capabilities of the Fixed Income businesses suffered from the uncertainties and adverse developments, summarized under Item 2, “Business-Overview.”  Results of the MBS & Rates division reflect sales and trading losses, including losses on the wind down of the Company’s financial instruments owned of $4.4 million and $9.4 million for the three and six months ended June 30, 2013, respectively.  The sales and trading losses were partially mitigated by net interest income.  The Credit Products division suffered significant declines in revenues upon the departure of approximately 20 professionals in mid-February 2013.  Those and other, subsequent departures, which further contributed to the Company’s instability, had a material adverse impact on the Credit Products division’s sales and trading activities.  Net revenues of this division were $0.7 million and $12.6 million for the three and six months ended June 30, 2013, respectively.

The pre-tax results from discontinued operations for the three and six months ended June 30, 2013 were losses of $54.6 million and $66.1 million, respectively, and were directly affected by the drastic decline in revenues.  Discontinued operations were also impacted by a restructuring charge of $43.6 million and $46.1 million recognized during the three and six months ended June 30, 2013, respectively.  Refer to Part I, Item 2 “Recent Developments — Exit from Various Businesses,” above.

Financial Condition

The Company’s total assets at June 30, 2013 and December 31, 2012 were approximately $143.9 million and $1.2 billion, respectively. The 88.3% decline in assets was directly attributable to the sale of the Company’s financial instruments owned in connection with its exit from the Fixed Income businesses during the three-months ended June 30, 2013.  At June 30, 2013, the Company’s assets were comprised principally of cash and cash equivalents and investments.

Refer to Note 8 within the footnotes to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s accounting policy and valuation of these financial instruments.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of the Company’s liquidity and capital resources highlights conditions which have changed since December 31, 2012 and should be read in conjunction with the Company’s discussion of Liquidity and Capital Resources within the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity Position

As previously mentioned the Company exited its Investment Banking, Fixed Income and ClearPoint businesses during the six months ended June 30, 2013 and now has no meaningful revenue-producing operations.  The results of those businesses have been reported within discontinued operations.  During the three and six months ended June 30, 2013, the Company’s loss from continuing operations were approximately $6.9 million and approximately $13.4 million, respectively.  Included within the results of continuing operations are certain expenses associated with former employees and former Company initiatives.  Therefore, reported results from continuing operations are not necessarily indicative of results from continuing operations to be reported in the future.

The Company’s cash position, as of June 30, 2013, was approximately $88.5 million.  In addition, the Company has approximately $7.1 million of deposits at clearing organizations which will be returned to the Company if the memberships with the clearing organizations are terminated.

Our regulated broker-dealer subsidiaries are subject to various laws and regulations including those that authorize regulatory bodies to monitor and/or restrict, in certain circumstances, the flow of funds to the parent holding company or any other affiliates.  Such regulations may prevent the Parent from withdrawing capital from our regulated broker-dealer subsidiaries when and as needed to conduct business activities or satisfy the obligations of the Parent and/or any of its subsidiaries.  The most restrictive of these regulations is FINRA Rule 4110(c)(2).  Under this rule, our regulated broker-dealer subsidiaries may not make an unsecured advance or loan, pay a dividend or otherwise effect a similar distribution to the Parent and/or its affiliates in any rolling 35-calendar-day period, on a net basis, in excess of 10% of “excess net capital,” as defined under Rule 15c3-1 of the Exchange Act, without prior written FINRA approval.  These capital withdrawal limitations do not limit the regulated broker-dealer subsidiaries from using their cash resources to manage their own capital needs.  At June 30, 2013, our regulated broker-dealer subsidiaries held cash of approximately $67.3 million.

Restructuring Charge — Exit from Various Businesses

In connection with the Company’s exits from Investment Banking (second quarter of 2013), Fixed Income (second quarter of 2013) and ClearPoint (first quarter of 2013), the Company recognized a charge of approximately $46.1 million (of which $34.2 million is expected to result in cash expenditures).  The major types of costs associated with this charge are as follows:

•        approximately $11.4 million related to severance and other compensation costs;

•        approximately $6.0 million associated with the termination of third-party vendor contracts and other costs;

•        approximately $16.8 million associated with exiting our lease commitments (including the Company’s headquarters and other office locations);

•        approximately $4.5 million of non-cash charges related to the vesting of stock-based compensation; and

•        approximately $7.4 million of non-cash charges related to the impairment of fixed assets, leasehold improvements, goodwill and intangible assets.

As of June 30, 2013, the Company’s remaining obligation associated with these exits was approximately $23.6 million, and was primarily related to costs associated with lease commitments and, to a lesser extent, the termination of third party vendor contracts.  The Company expects the majority of its remaining liability associated with the termination of third party vendor contracts to be settled by December 31, 2013.  The

Company’s settlement of its estimated lease commitment obligations is dependent upon finding replacement subtenants or negotiating lease terminations with the respective landlords, the timing of which is unknown.  The Company’s reserve for lease commitments is based upon assumptions including sublease rents per square foot, free rent periods and downtime for locating a subtenant.  The Company may incur additional charges that are material to the extent the leases are terminated for amounts in excess of the Company’s estimates, or if finding a subtenant takes longer than estimated and/or actual sublease rents are less than projected.  In addition, the Company estimates its remaining exposure to severance, in connection with these restructurings, to be between approximately $0.5 million and $1.0 million.  No other material charges are expected to be incurred.  The Company intends to satisfy the cash obligations associated with these exits from available cash on hand.

Refer to Note 20 within the footnotes to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

ClearPoint and Related Matters

As previously mentioned, on February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint’s assets to Homeward.  The Homeward Transaction closed on February 22, 2013.  In connection with the Homeward Transaction, $5.0 million of cash held in the ClearPoint business was deposited into an escrow account for a three-year period following the closing date in order to satisfy indemnification claims of Homeward, if any.  The Parent has also provided for a guaranty of ClearPoint’s indemnification obligations to Homeward, up to $7.5 million, of which $5.0 million is payable by Parent under the guaranty only in limited circumstances in which, during the three-year period following the closing date, the sums held in the escrow account are not available to satisfy indemnification claims.  Any amounts paid under the guaranty will be released to the Company from the escrow account on a dollar-for-dollar basis (assuming funds are available).

In addition to the indemnification provisions related to the Homeward Transaction, in the ordinary course of business, ClearPoint also indemnified its other counterparties, including under its loan sale and warehouse line agreements, against potential losses incurred by such parties in connection with particular arrangements.  During the three months ended June 30, 2013, ClearPoint has been presented with loan repurchase requests related to four loans with an aggregated current loan balance of approximately $1.0 million (of which two loans with an aggregated loan balance of approximately $0.6 million were presented by Homeward).  No repurchase requests were outstanding prior to the three months ended June 30, 2013.  The Company is currently evaluating these requests and to the extent ultimately repurchased, would expect to substantially recoup any payments made under these requests through the proceeds from the sale of the loans in a secondary market.  A reserve for this exposure is included within Accrued expenses in the Consolidated Statements of Financial Condition and amounts reserved as of June 30, 2013 and December 31, 2102 are not material.

Share Repurchase

In February 2013, the Board of Directors renewed the Company’s share repurchase program, authorizing up to $10 million in additional repurchases of Company common stock through the date on which the Company publicly releases its results of operations for fiscal 2013.  No shares have been repurchased since the renewal of this program.

Regulatory

As of June 30, 2013, each of the Company’s registered broker-dealer subsidiaries, Gleacher Securities and Gleacher Partners, were in compliance with the net capital requirements of FINRA.  The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant operating loss or extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to expand or maintain their present levels of business and the ability to support the obligations or requirements of the Company.  As of June 30, 2013, Gleacher Securities had net capital of $62.5 million, which exceeded minimum net capital requirements of FINRA by $62.2 million and Gleacher Partners had net capital of $0.8 million, which exceeded net capital requirements of FINRA by $0.5 million.

Legal Proceedings

From time to time, the Company and its subsidiaries are involved in legal proceedings or disputes (See Part I — Item 3, Legal Proceedings).

Due to the nature of the Company’s prior business activities, the Company and its subsidiaries are exposed to risks associated with a variety of legal proceedings and claims.  These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending and employment matters and stockholder claims.  Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position.  These proceedings and claims typically involve associated legal costs incurred by the Company in connection with defending against these matters, which could be significant.  The Company has been in the past, and currently is, subject to a variety of claims and litigations, most of which it considers to be routine.

Expenses associated with investigating and defending against legal proceedings can put a strain on the Company’s cash resources.  In addition, any fines, penalties, or damages assessed against the Company could also impact materially the Company’s liquidity. The Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations with respect to their prior business activities and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity.  Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries.  In connection with its prior business activities, the Company and its subsidiaries have received, and may receive in the future, inquiries and subpoenas from the SEC, FINRA, state regulators and other regulatory organizations.  The Company does not always know the purpose behind these communications or the status or target of any related investigation.  Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions and in the Company and/or its subsidiaries being cited for regulatory deficiencies.  To date, none of these communications have had a material adverse effect on the Company nor does the Company believe that any pending communications are likely to have such an effect.  Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company.  In addition, the Company is also subject to claims by employees alleging discrimination, harassment, wrongful discharge or breach of an employment agreement or other contractual arrangement, among other things.  Employees could seek recoupment of compensation claimed (whether for cash or forfeited equity awards), severance payments, vesting of equity awards and other damages.  These claims could involve significant amounts.

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

OFF-BALANCE SHEET ARRANGEMENTS

Certain liabilities or commitments of the Company that are not recorded in the Company’s Consolidated Statements of Financial Condition as of June 30, 2013 are identified or described in the “Contractual Obligations” section which follows and within the footnotes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS

Senior Management Compensation and Retention Plan

In August 2012, the Company adopted a Senior Management Compensation and Retention Plan (“Retention Plan”), and entered into related agreements with four of its executive officers.  Under the Retention Plan, termination of employment under certain circumstances in connection with the occurrence of a Change in Control, as defined by the Retention Plan, could potentially trigger payments to the covered executive officers of as much as approximately $10.0 million.  In general, the cash payment is made following an involuntary termination of employment by the Company (or a resignation by the covered executive officer for good reason, as defined) within six months before or two years after a Change in Control.

As previously mentioned within Note 1 within the footnotes to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, effective May 24, 2013, the employment of Thomas J. Hughes, our former Chief Executive Officer, and John Griff, our former Chief Operating Officer, was terminated by the Company.  Messrs. Hughes and Griff each participated in the Retention Plan and each has a related retention plan agreement with us.  To the extent a Change in Control were to occur within a period no longer than six months from the applicable dates of termination, cash payments totaling approximately $7.0 million (and other incidental benefits) might become payable to these former employees.

Subsequent to the Company’s termination of Messrs. Hughes and Griff, these former officers made demands to the Company for severance benefits set forth in the Retention Plan and their related agreements, which they claim are due as a result of their respective terminations.  The Company has determined that no severance payments based on a “Change in Control” (as defined in the applicable agreements) are due to these former officers inasmuch as the Company has concluded that no “Change in Control” had occurred.  For further information, see Part II, Item 1A, “Risk Factors — Risks Specific to our Company — Our exposure to legal liability is significant.  Damages that we may be required to pay could materially adversely affect our financial position and/or results of operations.”   In the absence of a “Change in Control,” under certain circumstances Mr. Hughes could be entitled to a severance payment of $750,000 (not accrued at June 30, 2013) and Mr. Griff could be entitled to vesting of 20,833 unvested shares of restricted stock.

The Company is in discussions with the two other participants under the Retention Plan (the Company’s General Counsel and its Controller) with respect to terminating their participation in the Retention Plan and entering into replacement employment agreements.

No amounts under the Retention Plan, or any potential replacement employment agreements, have been accrued as of June 30, 2013.

Other Compensation Matters

As a result of the Company’s restructuring, the Company entered into agreements with the majority of its remaining employees (excluding the Company’s General Counsel and its Controller, discussed above) designed to retain these employees through specified dates.  The agreements provide for continued employment and the payment of guaranteed bonus compensation contingent upon continued service through such specified dates.  These bonus payments total approximately $0.8 million in the aggregate, and the Company has accrued approximately $0.1 million of this obligation at June 30, 2013.

There were no other significant changes to the Company’s contractual obligations at June 30, 2013 since what was previously reported within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES

There are no material changes to the Company’s critical accounting policies from what was previously reported as of December 31, 2012.  For a full description of the Company’s critical accounting policies, refer to “Critical Accounting Policies” included within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-07 “Presentation of Financial Statements (Topic 205)” (“ASU 2013-07”).  The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent.  Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  ASU 2013-07 requires financial statements prepared using the liquidation basis of accounting to present relevant information about the entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The entity should include in its presentation of assets any items it had not previously recognized under GAAP but that it expects to either sell in liquidation or use in settling liabilities.  An entity should recognize and measure its liabilities in accordance with GAAP that otherwise applies to those liabilities.  The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditor(s).  The entity is also required to accrue and separately present the costs that it expects to incur and the income it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities.  ASU 2013-07 also requires disclosure about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected during of the liquidation process.  This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The adoption of ASU 2013-07 did not affect the Company’s financial statements, as liquidation is not imminent.  Refer to “Organization and Nature of Business” within Note 1 within the footnotes to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

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

GLEACHER & COMPANY, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Unaudited)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For a full discussion of the Company’s market risk management processes and procedures, refer to Item 9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company’s exposure to market risk has been substantially reduced in connection with the discontinuation of ClearPoint’s operations in the first quarter of 2013 and the exit from its Fixed Income businesses during the three months ended June 30, 2013.

Market Risk — Equity Price Risk

The Company is exposed to equity price risk to the extent it holds investments in equity securities.  Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from equity securities.

The Company’s principal exposure to equity price risk relates to its investment in F.A. Technology Ventures L.P. (“FATV”).  At June 30, 2013 and December 31, 2012 the fair market value of FATV was approximately $17.2 million and $17.1 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies.  This risk measure for the Company’s investment in FATV amounted to $1.7 million at June 30, 2013 and $1.7 million at December 31, 2012.  Equity prices may decrease more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

Liquidity Risk

Refer to Part I, Item 2 “Liquidity and Capital Resources” above for further information about the Company’s liquidity as of June 30, 2013 and December 31, 2012.

Other Risks

In the normal course of its prior business activities, Gleacher Securities agreed to indemnify certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates.  Gleacher Securities also indemnified some clients against potential losses incurred in the event of non-performance by specified third-party service providers, including sub-custodians. The maximum potential amount of future payments that Gleacher Securities could be required to make under these indemnifications cannot be estimated.  However, Gleacher Securities has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future.  Therefore, the Company has not recorded any contingent liability in the consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for these indemnifications.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  In connection with the Company’s exits from the Investment Banking and Fixed Income businesses, certain controls no longer applicable to the Company’s continuing operations have been eliminated.

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

Item 1A.  Risk Factors

Our business and operations face a variety of serious risks and uncertainties.  You should carefully consider the risk factors described below.  If any of the following risks actually occur, or if our underlying assumptions prove to be incorrect, our actual results may vary from what we projected, and our financial condition or results of operations could be materially and adversely affected.  These risk factors are intended to highlight factors that may affect our business, financial condition and results of operations and are not meant to be an exhaustive discussion. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect us.

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

Risks Specific to our Company

Recent developments have adversely affected the Company, and the future of the Company remains highly uncertain.  As discussed above under Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview and Recent Developments,” as a result of the Company’s exit from its Investment Banking and Fixed Income businesses, the Company now has no meaningful revenue-producing operations.  Given the Company’s state, we cannot predict when, or if, we will be able to generate revenues or become profitable.  In addition, there can be no assurance that we will be able to consummate any strategic transactions or reinvest our assets in profitable operations, and it is possible that we will need to wind down our business and ultimately, cease operations.  In the event of a wind down, it would be difficult to predict how much cash, if any, would be available to remit to stockholders.

We may be unable to fully capture the expected value from any strategic transaction.  To the extent that we consummate a strategic transaction, such as a merger or sale of the Company, we face numerous risks and uncertainties.  We might not be able to complete any announced transaction, and even if completed, the transaction might not result in enhanced value to our stockholders.  A merger may involve the issuance of a large number of shares of our common stock, which would dilute our stockholders’ ownership of our firm, or we may borrow funds or use cash on hand, which may impact our funding and liquidity.  In the event the Company experiences an ownership change under Internal Revenue Code Section 382, the Company’s net operating losses (estimated to be $95.0 million on pre-tax basis at June 30, 2013) would be fully impaired, reduced nearly to zero.  This could have a negative impact on our ability to consummate a transaction. If we consummate a strategic transaction but are unable to successfully navigate any risks and uncertainties, we may not be able to capture the maximum value of such transaction for stockholders, and the Company may be further adversely affected.

We have a history of losses and may not return to profitability in the near future or at all.  We have incurred losses in recent years, including net losses of $79.5 million for the six months ended June 30, 2013 and approximately $77.7 million, $82.1 million and $20.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Moreover, the recent events described elsewhere in this report have resulted in the elimination of substantially all of our business operations and resulting revenue.  We cannot predict with certainty when or if we will be able to reduce or reverse these losses, and there can be no assurance that we will be able to do so.

Our assets include illiquid investments, which we may not be able to monetize in the near term or at all.  We have investments in securities that are not publicly traded and therefore are subject to an inherent liquidity risk.  At June 30, 2013, $21.0 million, or 14.6%, of our total assets consisted of such investments.  (Refer to Note 10 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.)  These investments are susceptible to changes in the financial condition or prospects of the companies underlying these investments, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions.  Even if these investments prove to be profitable, it may be several years or longer before any profits can be realized in cash.  If we choose or are required to accelerate an exit in one or more of these investments, because we choose to cease operations or otherwise, we would likely realize substantially less in proceeds than if we had sold any such investment at a more opportune time.

Our infrastructure may malfunction or fail.   Our financial, accounting or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings.  We may also experience a disruption in the event the Company re-locates from its current headquarters.  If any of these systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairment to our liquidity, financial loss, a disruption of our business, regulatory intervention or reputational damage.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our business and the communities in which we are located.  This may include a disruption involving electrical, communications, transportation or other services used by us or third parties, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks.  Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact.  If one or more of such events occur, this could potentially jeopardize information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Moreover, we have experienced a dramatic decline in personnel levels in 2013 as a result of exiting our previous business lines.  This has included terminating many administrative personnel in accounting, regulatory compliance, legal, information technology and other functions.  Without some degree of personnel redundancy, we are more exposed to business disruptions and potential liabilities resulting from unexpected departures of personnel.

Our exposure to legal liability is significant. Damages that we may be required to pay could materially adversely affect our financial position and/or our results of operations.  Due to the nature of the Company’s previous business operations, the Company and its subsidiaries have been exposed to risks associated with a variety of legal proceedings and claims.  These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending, employment matters and stockholder claims.  Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position.  These proceedings and claims typically involve associated legal costs incurred by the Company in connection with defending against these matters, which could be significant.  In recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing.  We have been in the past, and are currently, subject to a variety of litigation, most of which we consider to be routine.  Risks inherent in our prior business activities include potential liability under securities, mortgage lending or other laws.  We are also subject to claims by employees alleging discrimination, harassment, wrongful discharge or breach of an employment agreement or other contractual arrangement, among other things, and seeking recoupment of compensation claimed to be owed (whether for cash or forfeited equity awards), and other damages, including, most recently, demands for payment by each of our former Chief Executive Officer and Chief Operating Officer for payments under his retention plan agreement, as described below.  These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time.

Our former Chief Executive Officer and Chief Operating Officer were terminated as employees by the Company in May 2013.  Each of them has made a demand for payment of severance payments under certain “change in control” provisions in his respective retention plan agreement.  These payments total approximately $7.0 million.  We have informed these individuals that we do not believe that the circumstances of their termination give rise to payments triggered by a change in control because for purposes of the Retention Plan no change in control has occurred.  We believe that these individuals’ claims that a change in control has occurred are without merit.  In the absence of a “Change in Control,” under certain circumstances Mr. Hughes could be entitled to a severance payment of $750,000 (not accrued at June 30, 2013) and Mr. Griff could be entitled to vesting of 20,833 unvested shares of restricted stock.

Our previous activities as underwriter on underwritings or as advisor for mergers and acquisitions and other transactions involved complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions.  Therefore, those activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class action lawsuits against us.  As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments.  Substantial legal liability or significant regulatory action against us could have a material adverse effect on our financial position or results of operations.

See also Part II, Item 1, “Legal Proceedings.”

We may be required to register under the Investment Company Act of 1940, which could increase the regulatory burden on us and could negatively affect the price and trading of our securities.  We may be required to register as an investment company under the Investment Company Act of 1940 (the “40 Act”) and analogous state law.  We do not propose to, nor do we hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities, and our Board of directors has passed a resolution to this effect.  Nevertheless, if we are required to register as an investment company, either immediately or at some point in the future, there would be an increased regulatory burden on us which would negatively affect our financial position and results of operations.

Risks Common to Companies Having Operated in the Financial Services Industry

Financial services firms have been subject to increased scrutiny and enforcement activity over the last several years, increasing the risk of financial liability resulting from adverse regulatory actions.  The financial services industry has experienced increased scrutiny and enforcement activity from a variety of regulators, including the SEC, Commodity Futures Trading Commission, FINRA, NYSE, NFA, NASDAQ, HUD, the state securities commission and state attorneys general.  This regulatory environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate.  We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations relating to our prior business activities in this area.

We are also involved, from time to time, in other reviews, investigations, examinations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our prior business activities, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.  Although no longer active, our broker-dealer subsidiaries are subject to both routine and unscheduled examinations and audits by FINRA and the NFA.  If these audits result in any adverse findings by FINRA or the NFA, we may incur fines or other censure.  The Company and its subsidiaries have received in the past, and may continue to receive in the future, inquiries and subpoenas from the SEC, FINRA, state securities regulators and other self-regulatory organizations.  The Company does not always know the purpose behind these communications or the status or target of any related investigation.  Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions, and the Company and/or its subsidiaries being cited for regulatory deficiencies.  Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

Risks Relating to our Liquidity and Access to Capital

In connection with the sale of substantially all of the ClearPoint’s assets to Homeward, we became subject to certain indemnification provisions, and retain the risk of loan putbacks and other related matters, for loans originated by ClearPoint existing prior to the closing of the Homeward Transaction.  On February 14, 2013, the Company and certain of its affiliates, including ClearPoint, entered into an Asset Purchase Agreement (“Purchase Agreement”) with Homeward.  This transaction closed on February 22, 2013.  Pursuant to the Purchase Agreement, Homeward acquired substantially all of ClearPoint’s assets and assumed certain liabilities of ClearPoint.  The Purchase Agreement provides for customary indemnification provisions.  In connection with the indemnification provisions, the Company is required to maintain an escrow account of $5.0 million for a three-year period following the closing date, and the Parent has also provided for a guaranty of ClearPoint’s indemnification obligations to Homeward, up to a maximum of an additional $2.5 million.  Indemnity claims, if any, will be paid first from the escrow amount, and then, to the extent necessary, drawn upon the guaranty.   If during the three-year period following the closing date, sums held in the escrow account are not available to satisfy indemnification claims, indemnity claims of Homeward will be paid under the guaranty up to a maximum of $7.5 million.  Any amounts paid under the guaranty will be released to the Company from the escrow account on a dollar-for-dollar basis (assuming funds are available).

ClearPoint is also subject to loan putback risk in connection with representations and warranties made to purchasers of mortgage loans originated prior to the Homeward Transaction.  ClearPoint is required to indemnify its loan purchasers under certain circumstances and may be required to repurchase the loans under others.  During the three months ended June 30, 2013, ClearPoint has been presented with loan repurchase requests related to four loans with an aggregated current loan balance of approximately $1.0 million (of which two loans with an aggregated loan balance of approximately $0.6 million were presented by Homeward).  No repurchase requests were outstanding prior to the second quarter of 2013.  The Company is currently evaluating these requests and to the extent ultimately repurchased, would expect to substantially recoup any payments made under these requests through the proceeds from the sale of the loans in a secondary market.

Our subsidiaries, on which we depend to fund our obligations, are subject to restrictions and requirements that could hinder their ability to conduct operations and make payments to us.  We depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. Regulatory and other legal restrictions limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, our broker-dealer subsidiaries are subject to laws and regulations that authorize regulatory bodies to monitor and/or restrict the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances.   The most restrictive of these regulations is FINRA Rule 4110(c)(2).  Under this rule, our broker-dealer subsidiaries may not make an unsecured advance or loan, pay a dividend or otherwise effect a similar distribution to the Parent and/or its affiliates in any rolling 35-calendar-day period, on a net basis, in excess of 10% of their “excess net capital,” as defined under Rule 15c3-1 of the Exchange Act, without prior written FINRA approval.  These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations.  At June 30, 2013, our regulated broker-dealer subsidiaries held cash of approximately $67.3 million.  In addition, because our interests in the Company’s subsidiaries consist of equity interests, our rights may be subordinated to the claims of the creditors of these subsidiaries.  Also, our broker-dealer subsidiaries are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members.  These requirements typically specify the minimum level of net capital a broker-dealer must maintain.  Any failure to comply with such regulatory requirements could impair their ability to conduct operations.

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

In addition, certain of the Company’s compensation arrangements provide for payments or acceleration of equity vesting under certain circumstances involving a change of control of the Company.  For example, as previously mentioned, we have retention plan agreements with two current and two former executive officers that would require us to make cash payments to them of approximately $10 million in the aggregate should their employment with the Company terminate based on a Change in Control (as defined in the applicable agreements), including an acquisition of the Company; the sale of all or substantially all of the Company’s assets or a liquidation of the Company.  These arrangements could make an acquisition of the Company more expensive, and therefore less attractive, to a potential acquirer. The Company is in discussions with its two current executive officers with respect to terminating their retention plan agreements (aggregate exposure of approximately $3.0 million) and entering into replacement employment agreements.

Also, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless other criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights of our common stock, from merging or combining with us for a prescribed period of time.

In addition, our brokerage subsidiaries are heavily regulated, and some of our regulators require that they approve transactions, that could result in a change of control, as defined by the then-applicable rules of our regulators.  The requirement that this approval be obtained may prevent or delay transactions that would result in a change of control.

Our stock price may fluctuate as a result of several factors, including but not limited to, changes in revenues and operating results.  We have experienced, and expect to experience in the future, fluctuations in the market price of our common stock due to factors that relate to a variety of factors, including but not limited to changes in our revenues and operating results.  Other factors that have affected, and may further affect, our stock price include the recent adverse events described above under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as changes in news related to economic or market events or conditions, developments in regulation affecting us, changes in our business strategies or operations or rumors about us or other participants in our industry.

Because MatlinPatterson FA Acquisition LLC, a Delaware limited liability company (“MatlinPatterson”), and Eric J. Gleacher each controls a significant percentage of the voting power of our common stock, they can exert considerable influence over the Company.  As of August 8, 2013, MatlinPatterson controlled approximately 29% of the voting power of our common stock and Mr. Eric J. Gleacher, our former Chairman, controlled approximately 12% of the voting power of our common stock. Either MatlinPatterson or Mr.  Gleacher, acting together or alone, can exert considerable influence over corporate actions requiring stockholder approval. As a result, it may be difficult for other investors to affect the outcome of any stockholder vote.

At the 2013 Annual Meeting of Stockholders, five directors, each of whom had been nominated to the Board by MatlinPatterson, were elected for a term of one year.  Any influence that MatlinPatterson is able to exert over these persons may increase MatlinPatterson’s ability to impact the policies and business operations of the Company.

In addition, if any of our stockholders, including MatlinPatterson and Mr. Gleacher, that in the aggregate own a majority of our common stock choose to act together, they would be able to determine the outcome of most matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock.  These stockholders might choose to take actions that are favorable to them but not to our other stockholders.

Future sales or anticipated future sales of our common stock in the public market, by us, by MatlinPatterson or Mr. Gleacher, by our current or former employees or by others, could cause our stock price to decline.  The sale or anticipated future sale of a significant number of shares of our common stock in the open market by MatlinPatterson, Mr. Gleacher or others, whether pursuant to a resale prospectus or pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), could cause the market price of our common stock to decline.  Any such decline could impair our ability to raise capital through the sale of additional equity securities at a price we deem appropriate.

We have granted to certain of our stockholders, rights with respect to registration under the Securities Act of the offer and sale of our common stock.  These rights include both “demand” registration rights, which require us to file a registration statement if asked by such holders, as well as incidental, or “piggyback,” registration rights granting the right to such holders to be included in a registration statement filed by us.  As of August 8, 2013, there were approximately 2.5 million shares of our common stock to which these rights pertain.  These sales might impact the liquidity of our common stock making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.  Other Information

Director Indemnification Agreements

On August 9, 2013, we entered into indemnification agreements with each of the members of our Board of Directors.  Pursuant to the indemnification agreements, the Company has agreed, to the fullest extent permitted by Delaware law, to indemnify each director (the “Indemnitee”) against any and all expenses, judgments, fines and amounts paid in settlement incurred by the Indemnitee as a result of any action, suit or proceeding in which the Indemnitee is a party or threatened to be made party, by reason of the fact that the Indemnitee was serving as a director, officer, employee or agent of the Company (or as a director, officer, employee or agent of another Company, at the request of the Company) or any action alleged to have been taken or omitted in such capacity.  The Company will also indemnify the Indemnitee against any expenses incurred in connection with an action, suit or proceeding to enforce the indemnification agreement, so long as the Indemnitee’s claims were not frivolous and were made in good faith.  The Company may also be required to advance certain expenses incurred by the Indemnitee in defending an action, suit or proceeding.

Item 6. Exhibits

(a)         Exhibits

Exhibit Number	Description

4.1*	Specimen Certificate of Common Stock, par value $0.01 per share of Gleacher & Company, Inc.

10.1*	Engagement Agreement, dated as of May 31, 2013, by and among Capstone Advisory Group, LLC, Christopher J. Kearns and Gleacher and Company, Inc.

10.2*	Indemnification Agreement, dated as of May 31, 2013, by and among Capstone Advisory Group, LLC, Christopher J. Kearns and Gleacher & Company, Inc.

10.3*	Form of Director Indemnification Agreement

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

Gleacher & Company, Inc.
(Registrant)

Date:	August 9, 2013	/s/ Christopher J. Kearns
Christopher J. Kearns
Principal Executive Officer

Date:	August 9, 2013	/s/ Bryan J. Edmiston
Bryan J. Edmiston
Controller
(Principal Accounting Officer)